Form 10-Q
period 2014-03-31
ARROW FINANCIAL CORP
filed 2014-05-08
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2014
Common Stock, par value $1.00 per share	12,351,013

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - Financial Information

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	March 31, 2014	December 31, 2013	March 31, 2013
ASSETS
Cash and Due From Banks	$40,056	$37,275	$23,943
Interest-Bearing Deposits at Banks	35,994	12,705	113,231
Investment Securities:
Available-for-Sale	429,230	457,606	478,775
Held-to-Maturity (Approximate Fair Value of $322,335 at March 31, 2014; $302,305 at December 31, 2013; and $259,562 at March 31, 2013)	317,632	299,261	251,456
Federal Home Loan Bank and Federal Reserve Bank Stock	3,896	6,281	4,493
Loans	1,310,423	1,266,472	1,164,759
Allowance for Loan Losses	(14,636)	(14,434)	(14,603)
Net Loans	1,295,787	1,252,038	1,150,156
Premises and Equipment, Net	28,717	29,154	29,363
Goodwill	22,003	22,003	22,003
Other Intangible Assets, Net	3,996	4,140	4,457
Other Assets	44,270	43,235	38,085
Total Assets	$2,221,581	$2,163,698	$2,115,962
LIABILITIES
Noninterest-Bearing Deposits	$277,086	$278,958	$254,308
NOW Accounts	908,028	817,366	845,531
Savings Deposits	524,670	498,779	476,115
Time Deposits of $100,000 or More	74,127	78,928	89,797
Other Time Deposits	164,108	168,299	185,455
Total Deposits	1,948,019	1,842,330	1,851,206
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	13,787	11,777	12,166
Federal Home Loan Bank Overnight Advances	—	53,000	—
Federal Home Loan Bank Term Advances	20,000	20,000	30,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Other Liabilities	25,284	24,437	24,787
Total Liabilities	2,027,090	1,971,544	1,938,159
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (16,744,486 Shares Issued at March 31, 2014, and December 31, 2013; and 16,416,163 Shares Issued at March 31,2013)	16,744	16,744	16,416
Additional Paid-in Capital	229,842	229,290	219,178
Retained Earnings	29,692	27,457	28,423
Unallocated ESOP Shares (79,763 Shares at March 31, 2014; 87,641 Shares at December 31, 2013; and 95,172 Shares at March 31, 2013)	(1,650)	(1,800)	(2,000)
Accumulated Other Comprehensive Loss	(4,075)	(4,373)	(8,324)
Treasury Stock, at Cost (4,315,156 Shares at March 31, 2014; 4,296,723 Shares at December 31, 2013; and 4,310,578 Shares at March 31, 2013)	(76,062)	(75,164)	(75,890)
Total Stockholders’ Equity	194,491	192,154	177,803
Total Liabilities and Stockholders’ Equity	$2,221,581	$2,163,698	$2,115,962
See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended March 31,
	2014	2013
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$12,774	$12,783
Interest on Deposits at Banks	13	27
Interest and Dividends on Investment Securities:
Fully Taxable	2,008	1,796
Exempt from Federal Taxes	1,471	1,390
Total Interest and Dividend Income	16,266	15,996
INTEREST EXPENSE
NOW Accounts	464	778
Savings Deposits	219	268
Time Deposits of $100,000 or More	230	319
Other Time Deposits	391	554
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	4	3
Federal Home Loan Bank Advances	145	173
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	141	144
Total Interest Expense	1,594	2,239
NET INTEREST INCOME	14,672	13,757
Provision for Loan Losses	458	100
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,214	13,657
NONINTEREST INCOME
Income From Fiduciary Activities	1,873	1,574
Fees for Other Services to Customers	2,194	2,282
Insurance Commissions	2,444	2,028
Net Gain on Securities Transactions	—	527
Net Gain on Sales of Loans	123	607
Other Operating Income	252	156
Total Noninterest Income	6,886	7,174
NONINTEREST EXPENSE
Salaries and Employee Benefits	7,642	7,621
Occupancy Expenses, Net	2,341	2,276
FDIC Assessments	273	264
Other Operating Expense	3,210	3,250
Total Noninterest Expense	13,466	13,411
INCOME BEFORE PROVISION FOR INCOME TAXES	7,634	7,420
Provision for Income Taxes	2,314	2,239
NET INCOME	$5,320	$5,181
Average Shares Outstanding:
Basic	12,354	12,272
Diluted	12,378	12,290
Per Common Share:
Basic Earnings	$0.43	$0.42
Diluted Earnings	0.43	0.42

Share and Per Share Amounts have been restated for the September 2013 2% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Net Income	$5,320	$5,181
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding Gains Arising During the Period	241	220
Reclassification Adjustment for Securities Gains Included in Net Income	—	(318)
Amortization of Net Retirement Plan Actuarial Loss	70	236
Accretion of Net Retirement Plan Prior Service Credit	(13)	—
Other Comprehensive Income	298	138
Comprehensive Income	$5,618	$5,319

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2013	$16,744	$229,290	$27,457	$(1,800)	$(4,373)	$(75,164)	$192,154
Net Income	—	—	5,320	—	—	—	5,320
Other Comprehensive (Loss) Income	—	—	—	—	298	—	298
Cash Dividends Paid, $.25 per Share [1]	—	—	(3,085)	—	—	—	(3,085)
Stock Options Exercised, Net (19,308 Shares)	—	284	—	—	—	190	474
Shares Issued Under the Employee Stock Purchase Plan (4,272 Shares)	—	63	—	—	—	42	105
Stock-Based Compensation Expense	—	90	—	—	—	—	90
Tax Benefit for Disposition of Stock Options	—	5	—	—	—	—	5
Purchase of Treasury Stock (45,608 Shares)	—	—	—	—	—	(1,165)	(1,165)
Acquisition of Subsidiaries (3,595 Shares)	—	56	—	—	—	35	91
Allocation of ESOP Stock (7,878 Shares)	—	54	—	150	—	—	204
Balance at March 31, 2014	$16,744	$229,842	$29,692	$(1,650)	$(4,075)	$(76,062)	$194,491

Balance at December 31, 2012	$16,416	$218,650	$26,251	$(2,150)	$(8,462)	$(74,880)	$175,825
Net Income	—	—	5,181	—	—	—	5,181
Other Comprehensive (Loss) Income	—	—	—	—	138	—	138
Cash Dividends Paid, $.245 per Share [1]	—	—	(3,009)	—	—	—	(3,009)
Stock Options Exercised, Net (23,434 Shares)	—	259	—	—	—	231	490
Shares Issued Under the Directors’ Stock Plan (396 Shares)	—	6	—	—	—	4	10
Shares Issued Under the Employee Stock Purchase Plan (4,683 Shares)	—	64	—	—	—	46	110
Stock-Based Compensation Expense	—	97	—	—	—	—	97
Tax Benefit for Disposition of Stock Options	—	8	—	—	—	—	8
Purchase of Treasury Stock (54,231 Shares)	—	—	—	—	—	(1,328)	(1,328)
Acquisition of Subsidiaries (3,757 Shares)	—	54	—	—	—	37	91
Allocation of ESOP Stock (7,718 Shares)	—	40	—	150	—	—	190
Balance at March 31, 2013	$16,416	$219,178	$28,423	$(2,000)	$(8,324)	$(75,890)	$177,803

1 Cash dividends paid per share have been adjusted for the September 2013 2% stock dividend.

See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
Cash Flows from Operating Activities:	2014	2013
Net Income	$5,320	$5,181
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	458	100
Depreciation and Amortization	1,965	2,373
Allocation of ESOP Stock	204	190
Gains on the Sale of Securities Available-for-Sale	—	(527)
Loans Originated and Held-for-Sale	(4,592)	(18,842)
Proceeds from the Sale of Loans Held-for-Sale	4,277	21,385
Net Gains on the Sale of Loans	(123)	(607)
Net Losses on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	3	105
Contributions to Retirement Benefit Plans	(261)	(191)
Deferred Income Tax (Benefit) Expense	(45)	358
Shares Issued Under the Directors’ Stock Plan	—	10
Stock-Based Compensation Expense	90	97
Net Increase in Other Assets	(1,025)	(991)
Net Increase in Other Liabilities	1,274	1,006
Net Cash Provided By Operating Activities	7,545	9,647
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	—	16,261
Proceeds from the Maturities and Calls of Securities Available-for-Sale	44,907	22,846
Purchases of Securities Available-for-Sale	(16,905)	(39,928)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	16,561	6,815
Purchases of Securities Held-to-Maturity	(35,328)	(18,930)
Net (Increase) Decrease in Loans	(44,253)	4,247
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	289	341
Purchase of Premises and Equipment	(89)	(991)
Cash Paid for Subsidiaries, Net	(75)	(75)
Net Decrease in Other Investments	2,385	1,299
Net Cash Used In Investing Activities	(32,508)	(8,115)
Cash Flows from Financing Activities:
Net Increase in Deposits	105,689	120,051
Net Decrease in Short-Term Borrowings	(50,990)	(29,512)
Purchase of Treasury Stock	(1,165)	(1,328)
Stock Options Exercised, Net	474	490
Shares Issued Under the Employee Stock Purchase Plan	105	110
Tax Benefit from Exercise of Stock Options	5	8
Cash Dividends Paid	(3,085)	(3,009)
Net Cash Provided By Financing Activities	51,033	86,810
Net Increase in Cash and Cash Equivalents	26,070	88,342
Cash and Cash Equivalents at Beginning of Period	49,980	48,832
Cash and Cash Equivalents at End of Period	$76,050	$137,174

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$1,628	$2,299
Income Taxes	335	511
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	484	604
Acquisition of Subsidiaries	91	91

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2014, December 31, 2013 and March 31, 2013; the results of operations for the three-month periods ended March 31, 2014 and 2013; the consolidated statements of comprehensive income for the three-month periods ended March 31, 2014 and 2013; the changes in stockholders' equity for the three-month periods ended March 31, 2014 and 2013; and the cash flows for the three-month periods ended March 31, 2014 and 2013. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current presentation. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2013, included in Arrow's 2013 Form 10-K.

New Accounting Standards Updates (ASU): During 2014, through the date of this report, the FASB issued eight accounting standards updates, only two of which apply to Arrow.
ASU 2014-01 "Investments-Equity Method and Joint Ventures" allows an entity that invests in affordable housing projects that qualify for low-income housing tax credits to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The standard is effective for annual years beginning after December 15, 2014, with earlier adoption allowed. We adopted the proportional amortization method in the first quarter of 2014. The adoption did not have a material impact on our financial condition or results of operations.
ASU 2014-04 "Receivables - Trouble Debt Restructurings by Creditors" provides additional guidance on when an in substance repossession or foreclosure occurs and is effective for annual periods beginning after December 15, 2014. We are evaluating the impact of adopting this standard, and we do not expect that it will have a material impact on our financial condition or results of operations.

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at March 31, 2014, December 31, 2013 and March 31, 2013:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
March 31, 2014
Available-For-Sale Securities, at Amortized Cost	$121,477	$125,165	$160,023	$17,115	$1,120	$424,900
Available-For-Sale Securities, at Fair Value	121,220	125,410	164,541	16,839	1,220	429,230
Gross Unrealized Gains	3	333	4,616	14	100	5,066
Gross Unrealized Losses	260	88	98	290	—	736
Available-For-Sale Securities, Pledged as Collateral						329,039

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	49,942	9,544	—		59,486
From 1 - 5 Years	121,477	72,919	133,726	16,115		344,237
From 5 - 10 Years	—	1,624	16,753	—		18,377
Over 10 Years	—	680	—	1,000		1,680

Maturities of Debt Securities, at Fair Value:
Within One Year	—	49,991	9,714	—		59,705
From 1 - 5 Years	121,220	73,099	137,302	16,039		347,660
From 5 - 10 Years	—	1,640	17,525	—		19,165
Over 10 Years	—	680	—	800		1,480

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$50,778	$17,937	$10,613	$5,868	$—	$85,196
12 Months or Longer	6,124	3,653	4,063	3,392	—	17,232

# 8

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
Total	$56,902	$21,590	$14,676	$9,260	$—	$102,428
Number of Securities in a Continuous Loss Position	16	87	9	13	—	125

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$222	$72	$81	$50	$—	$425
12 Months or Longer	38	16	17	240	—	311
Total	$260	$88	$98	$290	$—	$736

December 31, 2013
Available-For-Sale Securities, at Amortized Cost	$136,868	$127,224	$171,321	$17,142	$1,120	$453,675
Available-For-Sale Securities, at Fair Value	136,475	127,389	175,778	16,798	1,166	457,606
Gross Unrealized Gains	2	306	4,714	10	46	5,078
Gross Unrealized Losses	395	141	257	354	—	1,147
Available-For-Sale Securities, Pledged as Collateral						243,769

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$60,664	$29,967	$15,190	$7,375	$—	$113,196
12 Months or Longer	33,849	4,597	11,841	6,063	—	56,350
Total	$94,513	$34,564	$27,031	$13,438	$—	$169,546
Number of Securities in a Continuous Loss Position	26	107	13	19	—	165

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$336	$120	$108	$92	$—	$656
12 Months or Longer	59	21	149	262	—	491
Total	$395	$141	$257	$354	$—	$1,147

March 31, 2013
Available-For-Sale Securities, at Amortized Cost	$132,217	$104,304	$219,067	$12,913	$1,120	$469,621
Available-For-Sale Securities, at Fair Value	132,153	104,469	228,323	12,691	1,139	478,775
Gross Unrealized Gains	23	228	9,256	2	19	9,528
Gross Unrealized Losses	87	63	—	224	—	374
Available-For-Sale Securities, Pledged as Collateral						274,433

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$94,909	$31,325	$3	$8,452	$—	$134,689
12 Months or Longer	—	1,481	—	—	—	1,481
Total	$94,909	$32,806	$3	$8,452	$—	$136,170
Number of Securities in a Continuous Loss Position	28	154	1	11	—	194

# 9

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$87	$61	$—	$224	$—	$372
12 Months or Longer	—	2	—	—	—	2
Total	$87	$63	$—	$224	$—	$374

The following table is the schedule of Held-To-Maturity Securities at March 31, 2014, December 31, 2013 and March 31, 2013:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
March 31, 2014
Held-To-Maturity Securities, at Amortized Cost	$190,847	$125,785	$1,000	$317,632
Held-To-Maturity Securities, at Fair Value	195,524	125,811	1,000	322,335
Gross Unrealized Gains	5,042	274	—	5,316
Gross Unrealized Losses	365	248	—	613
Held-To-Maturity Securities, Pledged as Collateral				316,632

Maturities of Debt Securities, at Amortized Cost:
Within One Year	31,895	—	—	31,895
From 1 - 5 Years	83,077	39,598	—	122,675
From 5 - 10 Years	72,886	86,187	—	159,073
Over 10 Years	2,989	—	1,000	3,989

Maturities of Debt Securities, at Fair Value:
Within One Year	31,941	—	—	31,941
From 1 - 5 Years	85,023	39,656	—	124,679
From 5 - 10 Years	75,467	86,155	—	161,622
Over 10 Years	3,093	—	1,000	4,093

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$19,696	$43,049	$—	$62,745
12 Months or Longer	5,112	—	—	5,112
Total	$24,808	$43,049	$—	$67,857
Number of Securities in a Continuous Loss Position	86	17	—	103

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$324	$248	$—	$572
12 Months or Longer	41	—	—	41
Total	$365	$248	$—	$613

# 10

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2013
Held-To-Maturity Securities, at Amortized Cost	$198,206	$100,055	$1,000	$299,261
Held-To-Maturity Securities, at Fair Value	202,390	98,915	1,000	302,305
Gross Unrealized Gains	4,762	24	—	4,786
Gross Unrealized Losses	578	1,164	—	1,742
Held-To-Maturity Securities, Pledged as Collateral				298,261

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$23,633	$85,339	$—	$108,972
12 Months or Longer	5,111	—	—	5,111
Total	$28,744	$85,339	$—	$114,083
Number of Securities in a Continuous Loss Position	101	36	—	137

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$519	$1,164	$—	$1,683
12 Months or Longer	59	—	—	59
Total	$578	$1,164	$—	$1,742

March 31, 2013
Held-To-Maturity Securities, at Amortized Cost	$198,858	$51,598	$1,000	$251,456
Held-To-Maturity Securities, at Fair Value	206,141	52,421	1,000	259,562
Gross Unrealized Gains	7,317	823	—	8,140
Gross Unrealized Losses	34	—	—	34
Held-To-Maturity Securities, Pledged as Collateral				250,456

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$8,794	$—	$—	$8,794
12 Months or Longer	173	—	—	173
Total	$8,967	$—	$—	$8,967
Number of Securities in a Continuous Loss Position	33	—	—	33

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$34	$—	$—	$34
12 Months or Longer	—	—	—	—
Total	$34	$—	$—	$34

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

# 11

In the available-for-sale category at March 31, 2014, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $121.5 million and a fair value of $121.2 million. Mortgage-backed securities - residential consisted of U.S. Government Agency securities with an amortized cost of $30.6 million and a fair value of $31.3 million and government sponsored entity (GSE) securities with an amortized cost of $129.4 million and a fair value of $133.2 million. In the held-to-maturity category at March 31, 2014, mortgage-backed securities-residential consisted of U.S Government Agency securities with an amortized cost of $4.8 million and a fair value of $4.8 million and GSE securities with an amortized cost of $121.0 million and a fair value of $121.0 million.
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
In the available-for-sale category at March 31, 2013, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $132.2 million and a fair value of $132.2 million. Mortgage-backed securities-residential consisted of US Government Agency securities with an amortized cost of $35.3 million and a fair value of $37.2 million and GSE securities with an amortized cost of $183.8 million and a fair value of $191.1 million. In the held-to-maturity category at March 31, 2013, mortgage-backed securities-residential consisted of GSE securities with an amortized cost of $51.6 million and a fair value of $52.4 million.
Securities in a continuous loss position, in the tables above for March 31, 2014, December 31, 2013 and March 31, 2013, do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated at least Aaa by Moody's or AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to March 31, 2014, and through the date of filing this report, there were no securities downgraded below investment grade.
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

# 12

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of March 31, 2014, December 31, 2013 and March 31, 2013 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.   Loans held-for-sale of $502, $64 and $864 as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively, are included in the residential real estate loan balances.

Past Due Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
March 31, 2014
Loans Past Due 30-59 Days	$597	$—	$1,381	$73	$2,641	$2,026	$6,718
Loans Past Due 60-89 Days	579	—	237	16	512	438	1,782
Loans Past Due 90 or more Days	29	—	1,785	—	150	2,244	4,208
Total Loans Past Due	1,205	—	3,403	89	3,303	4,708	12,708
Current Loans	88,671	28,026	305,438	7,694	397,318	470,568	1,297,715
Total Loans	$89,876	$28,026	$308,841	$7,783	$400,621	$475,276	$1,310,423

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$—	$—	$347	$347
Nonaccrual Loans	$182	$—	$2,042	$1	$372	$3,687	$6,284

December 31, 2013
Loans Past Due 30-59 Days	$304	$—	$200	$37	$3,233	$529	$4,303
Loans Past Due 60-89 Days	601	—	1,200	19	1,041	1,527	4,388
Loans Past Due 90 or more Days	177	—	2,034	—	98	3,113	5,422
Total Loans Past Due	1,082	—	3,434	56	4,372	5,169	14,113
Current Loans	86,811	27,815	284,685	7,593	389,832	455,623	1,252,359
Total Loans	$87,893	$27,815	$288,119	$7,649	$394,204	$460,792	$1,266,472

Loans 90 or More Days Past Due and Still Accruing Interest	$28	$—	$—	$—	$—	$624	$652
Nonaccrual Loans	$352	$—	$2,048	$—	$219	$3,860	$6,479

March 31, 2013
Loans Past Due 30-59 Days	$428	$—	$1,351	$26	$1,986	$1,481	$5,272
Loans Past Due 60-89 Days	421	—	200	10	375	1,058	2,064
Loans Past Due 90 or more Days	130	—	1,886	—	98	1,302	3,416
Total Loans Past Due	979	—	3,437	36	2,459	3,841	10,752
Current Loans	88,188	27,380	251,805	6,995	351,542	428,097	1,154,007
Total Loans	$89,167	$27,380	$255,242	$7,031	$354,001	$431,938	$1,164,759

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$—	$—	$259	$259
Nonaccrual Loans	$253	$—	$1,953	$4	$334	$2,674	$5,218

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

Commercial Construction - The Company offers commercial construction and land development loans to finance projects, primarily within the communities that we serve. Many projects will ultimately be used by the borrowers’ businesses, while others are developed for resale.

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

Residential Real Estate Mortgages - Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. We originate adjustable-rate and fixed-rate one-to-four-family residential real estate loans for the construction, purchase or refinancing of an existing mortgage. These loans are collateralized primarily by owner-occupied properties generally located in the Company’s market area. Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 85% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance. The Company’s underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals, and a review of the borrower’s financial condition. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period. In addition, the Company offers fixed home equity loans as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Our policy allows for a maximum loan to value ratio of 80%, although periodically higher advances are allowed.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second junior lien position on one-to-four-family residential real estate).  Risk is generally reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2013	$1,886	$417	$3,545	$272	$4,206	$3,026	$1,082	$14,434
Charge-offs	(123)	—	—	(14)	(183)	(16)	—	(336)
Recoveries	19	—	—	—	61	—	—	80
Provision	15	3	233	22	222	67	(104)	458
March 31, 2014	$1,797	$420	$3,778	$280	$4,306	$3,077	$978	$14,636

December 31, 2012	$2,344	$601	$3,050	$304	$4,536	$3,405	$1,058	$15,298
Charge-offs	(773)	—	(11)	(8)	(98)	—	—	(890)
Recoveries	4	—	—	—	91	—	—	95
Provision	44	11	340	12	(235)	(13)	(59)	100
March 31, 2013	$1,619	$612	$3,379	$308	$4,294	$3,392	$999	$14,603

# 14

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
March 31, 2014
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,797	$420	$3,778	$280	$4,306	$3,077	$978	$14,636
Ending Loan Balance - Individually Evaluated for Impairment	$214	$—	$1,810	$—	$144	$1,913	$—	$4,081
Ending Loan Balance - Collectively Evaluated for Impairment	$89,662	$28,026	$307,031	$7,783	$400,477	$473,363	$—	$1,306,342

December 31, 2013
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,886	$417	$3,545	$272	$4,206	$3,026	$1,082	$14,434
Ending Loan Balance - Individually Evaluated for Impairment	$221	$—	$1,785	$—	$173	$2,309	$—	$4,488
Ending Loan Balance - Collectively Evaluated for Impairment	$87,672	$27,815	$286,334	$7,649	$394,031	$458,483	$—	$1,261,984

March 31, 2013
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,619	$612	$3,379	$308	$4,294	$3,392	$999	$14,603
Ending Loan Balance - Individually Evaluated for Impairment	$37	$—	$1,505	$—	$182	$1,085	$—	$2,809
Ending Loan Balance - Collectively Evaluated for Impairment	$89,130	$27,380	$253,737	$7,031	$353,819	$430,853	$—	$1,161,950

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
The remainder of the portfolio is evaluated on a pooled basis. For each homogeneous loan pool, we estimate a total loss factor based on the historical net loss rates adjusted for applicable qualitative factors. We update the total loss factors assigned to each loan category on a quarterly basis. For the commercial, commercial construction, and commercial real estate categories, we further segregate the loan categories by credit risk profile (pools of loans graded satisfactory, special mention and substandard). Additional description of the credit risk classifications is detailed in the Credit Quality Indicators section of this note.

# 15

We determine the annualized historical net loss rate for each loan category using a trailing three-year net charge-off average. While historical net loss experience provides a reasonable starting point for our analysis, historical net losses, or even recent trends in net losses, do not by themselves form a sufficient basis to determine the appropriate level of the allowance for loan losses. Therefore, we also consider and adjust historical net loss factors for qualitative factors that impact the inherent risk of loss associated with our loan categories within our total loan portfolio. These include:

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

# 16

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at March 31, 2014, December 31, 2013 and March 31, 2013:

Loan Credit Quality Indicators
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
March 31, 2014
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$82,263	$28,026	$287,532				$397,821
Special Mention	960	—	614				1,574
Substandard	6,653	—	20,695				27,348
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				$7,782	$400,249	$471,242	879,273
Nonperforming				1	372	4,034	4,407

December 31, 2013
Credit Risk Profile by Creditworthiness Category:
Satisfactory	79,966	27,815	267,612				375,393
Special Mention	204	—	634				838
Substandard	7,723	—	19,873				27,596
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				7,649	393,985	456,308	857,942
Nonperforming				—	219	4,484	4,703

March 31, 2013
Credit Risk Profile by Creditworthiness Category:
Satisfactory	82,063	26,180	234,609				342,852
Special Mention	183	—	1,385				1,568
Substandard	6,921	1,200	19,248				27,369
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				7,027	353,667	429,004	789,698
Nonperforming				4	334	2,934	3,272

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

# 17

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

Impaired Loans
The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
March 31, 2014
Recorded Investment:
With No Related Allowance	$214	$—	$1,810	$—	$144	$1,913	$4,081
With a Related Allowance	—	—	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	214	—	1,810	—	144	1,913	4,081
With a Related Allowance	—	—	—	—	—	—	—

December 31, 2013
Recorded Investment:
With No Related Allowance	$221	$—	$1,785	$—	$173	$2,309	$4,488
With a Related Allowance	—	—	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	221	—	1,785	—	173	2,309	4,488
With a Related Allowance	—	—	—	—	—	—	—

March 31, 2013
Recorded Investment:
With No Related Allowance	$37	$—	$1,505	$—	$182	$1,085	$2,809
With a Related Allowance	—	—	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	37	—	1,505	—	182	1,085	$2,809
With a Related Allowance	—	—	—	—	—	—	—

For the Year-To-Date Period Ended:
March 31, 2014
Average Recorded Balance:
With No Related Allowance	$218	$—	$1,798	$—	$159	$2,111	$4,286
With a Related Allowance	—	—	—	—	—	—	—
Interest Income Recognized:
With No Related Allowance	3	—	10	—	2	1	16
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—
With a Related Allowance	—	—	—	—	—	—	—

March 31, 2013
Average Recorded Balance:
With No Related Allowance	$41	$—	$2,017	$—	$193	$1,088	$3,339
With a Related Allowance	694	—	—	—	—	—	694
Interest Income Recognized:
With No Related Allowance	1	—	—	—	2	4	7
With a Related Allowance	72	—	—	—	—	—	72
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—
With a Related Allowance	72	—	—	—	—	—	72

# 18

At March 31, 2014, December 31, 2013 and March 31, 2013, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. There was no allowance for loan losses allocated to impaired loans at March 31, 2014. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated:

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
For the Year-To-Date Period Ended:
March 31, 2014
Number of Loans	—	—	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$2	$—	$2
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$2	$—	$2

March 31, 2013
Number of Loans	—	—	—	—	2	—	2
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$11	$—	$11
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$11	$—	$11

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of March 31, 2014.

Note 4.    GUARANTEES (In Thousands)

The following table presents the balance for standby letters of credit for the periods ended March 31, 2014, December 31, 2013 and March 31, 2013:

Loan Commitments and Letters of Credit
	March 31, 2014	December 31, 2013	March 31, 2013
Notional Amount:
Commitments to Extend Credit	$235,549	$237,940	$215,498
Standby Letters of Credit	3,333	3,345	3,562
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	56	65	53

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

# 19

counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  Most of the commitments are variable rate instruments.
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at March 31, 2014, December 31, 2013 and March 31, 2013 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit typically range from 1% to 3% of the notional amount.  Fees are collected upfront and are amortized over the life of the commitment. The fair values of Arrow's standby letters of credit at March 31, 2014, December 31, 2013 and March 31, 2013, in the table above, were the same as the carrying amounts.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three months ended March 31, 2014 and 2013 :

Schedule of Comprehensive Income
	Three Months Ended March 31,
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
2014
Net Unrealized Securities Holding Gains Arising During the Period	$399	$(158)	$241
Reclassification Adjustment for Securities Gains Included in Net Income	—	—	—
Amortization of Net Retirement Plan Actuarial Loss	116	(46)	70
Accretion of Net Retirement Plan Prior Service Credit	(22)	9	(13)
Other Comprehensive Income	$493	$(195)	$298

2013
Net Unrealized Securities Holding Gains Arising During the Period	$367	$(147)	$220
Reclassification Adjustment for Securities Gains Included in Net Income	(527)	209	(318)
Amortization of Net Retirement Plan Actuarial Loss	391	(155)	236
Accretion of Net Retirement Plan Prior Service Credit	—	—	—
Other Comprehensive Income	$231	$(93)	$138

# 20

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total

For the Year-To-Date periods ended:

December 31, 2013	$2,374	$(6,697)	$(50)	$(4,373)
Other comprehensive income before reclassifications	241	—	—	241
Amounts reclassified from accumulated other comprehensive income	—	70	(13)	57
Net current-period other comprehensive income	241	70	(13)	298
March 31, 2014	$2,615	$(6,627)	$(63)	$(4,075)

December 31, 2012	$5,625	$(14,036)	$(51)	$(8,462)
Other comprehensive income before reclassifications	220	—	—	220
Amounts reclassified from accumulated other comprehensive income	(318)	236	—	(82)
Net current-period other comprehensive income	(98)	236	—	138
March 31, 2013	$5,527	$(13,800)	$(51)	$(8,324)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 21

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

March 31, 2014

Unrealized gains and losses on available-for-sale securities
	$—		Gain on Securities Transactions
	—		Total before tax
	—		Provision for Income Taxes
	$—		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$22	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(116)	(2)	Salaries and Employee Benefits
	(94)		Total before tax
	37		Provision for Income Taxes
	$(57)		Net of tax

Total reclassifications for the period	$(57)		Net of tax

March 31, 2013

Unrealized gains and losses on available-for-sale securities
	$527		Gain on Securities Transactions
	527		Total before tax
	(209)		Provision for Income Taxes
	$318		Net of tax

Amortization of defined benefit pension items
Prior-service costs	—	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(391)	(2)	Salaries and Employee Benefits
	(391)		Total before tax
	155		Provision for Income Taxes
	$(236)		Net of tax

Total reclassifications for the period	$82		Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension footnote for additional details.).

# 22

Note 6.    STOCK BASED COMPENSATION PLANS

Under our 2013 Long-Term Incentive Plan, we granted options in the first quarter of 2014 to purchase shares of our common stock. The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of our grants is expensed over the four year vesting period. Share and per share amounts have been restated for the September 2013 2% stock dividend.
The following table presents a roll-forward of our stock option plans and grants issued during 2014:
.

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2014	389,392
Granted	74,037
Exercised	(19,308)
Forfeited	—
Outstanding at March 31, 2014	444,121
Exercisable at Period-End	307,765
Vested and Expected to Vest	136,356

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2014	$22.89
Granted	25.00
Exercised	24.55
Forfeited	—
Outstanding at March 31, 2014	23.17
Exercisable at Period-End	22.38
Vested and Expected to Vest	24.95

Grants Issued During 2013 - Weighted Average Information:
Fair Value	6.04
Fair Value Assumptions:
Dividend Yield	3.97%
Expected Volatility	35.30%
Risk Free Interest Rate	2.19%
Expected Lives (in years)	6.85

The following table presents information on the amounts expensed for the periods ended March 31, 2014 and 2013:

Share-Based Compensation Expense
	For the Three Months Ended March 31,
	2014	2013
Share-Based Compensation Expense	$90	$97

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 23

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three-month periods ended March 31:

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended March 31, 2014:
Service Cost	$377	$—	$53
Interest Cost	330	61	110
Expected Return on Plan Assets	(722)	—	—
Amortization of Prior Service (Credit) Cost	(11)	18	(29)
Amortization of Net Loss	86	23	7
Net Periodic Benefit Cost	$60	$102	$141

Plan Contributions During the Period	$—	$119	$142

Estimated Future Contributions in the Current Fiscal Year	—	357	426

For the Three Months Ended March 31, 2013:
Service Cost	$367	$22	$51
Interest Cost	353	38	81
Expected Return on Plan Assets	(716)	—	—
Amortization of Prior Service (Credit) Cost	9	20	(29)
Amortization of Net Loss	312	38	41
Net Periodic Benefit Cost	$325	$118	$144

Plan Contributions During the Period	$—	$111	$81

We are not required to make a contribution to our qualified pension plan in 2014, and currently, we do not expect to make a contribution in 2014. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended March 31, 2014 and 2013.  All share and per share amounts have been adjusted for the September 2013 2% stock dividend.

Earnings Per Share
	Year-to-Date Period Ended:
	March 31, 2014	March 31, 2013
Earnings Per Share - Basic:
Net Income	$5,320	$5,181
Weighted Average Shares - Basic	12,354	12,272
Earnings Per Share - Basic	$0.43	$0.42

Earnings Per Share - Diluted:
Net Income	$5,320	$5,181
Weighted Average Shares - Basic	12,354	12,272
Dilutive Average Shares Attributable to Stock Options	24	18
Weighted Average Shares - Diluted	12,378	12,290
Earnings Per Share - Diluted	$0.43	$0.42
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	—	129

# 24

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2014, December 31, 2013 and March 31, 2013 were securities available-for-sale. Arrow held no securities or liabilities for trading on such date.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
March 31, 2014
Securities Available-for Sale:
U.S. Agency Obligations	$121,220	$—	$121,220	$—
State and Municipal Obligations	125,410	—	125,410	—
Mortgage-Backed Securities - Residential	164,541	—	164,541	—
Corporate and Other Debt Securities	16,839	—	16,839	—
Mutual Funds and Equity Securities	1,220	—	1,220	—
Total Securities Available-for-Sale	$429,230	$—	$429,230	$—
December 31, 2013
Securities Available-for Sale:
U.S. Agency Obligations	$136,475	$—	$136,475	$—
State and Municipal Obligations	127,389	—	127,389	—
Mortgage-Backed Securities - Residential	175,778	—	175,778	—
Corporate and Other Debt Securities	16,798	—	16,798	—
Mutual Funds and Equity Securities	1,166	—	1,166	—
Total Securities Available-for Sale	$457,606	$—	$457,606	$—
March 31, 2013
Securities Available-for Sale:
U.S. Agency Obligations	$132,153	$—	$132,153	$—
State and Municipal Obligations	104,469	—	104,469	—
Mortgage-Backed Securities - Residential	228,323	—	228,323	—
Corporate and Other Debt Securities	12,691	—	12,691	—
Mutual Funds and Equity Securities	1,139	—	1,139	—
Total Securities Available-for Sale	$478,775	$—	$478,775	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
March 31, 2014
Other Real Estate Owned and Repossessed Assets, Net	$198	$—	$—	$198	$(52)
December 31, 2013
Other Real Estate Owned and Repossessed Assets, Net	$144	$—	$—	$144	$(79)
March 31, 2013
Other Real Estate Owned and Repossessed Assets, Net	$1,194	$—	$—	$1,194	$(56)

# 25

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•
Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans was based on third-party appraisals of the collateral. The fair value of other real estate owned was based on third-party appraisals. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at March 31, 2014, December 31, 2013 and March 31, 2013.

# 26

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Cash and Cash Equivalents	$76,050	$76,050	$76,050	$—	$—
Securities Available-for-Sale	429,230	429,230	—	429,230	—
Securities Held-to-Maturity	317,632	322,335	—	322,335	—
Federal Home Loan Bank and Federal Reserve Bank Stock	3,896	3,896	3,896	—	—
Net Loans	1,295,787	1,306,043	—	—	1,306,043
Accrued Interest Receivable	6,808	6,808	6,808	—	—
Deposits	1,948,019	1,944,116	1,709,784	234,332	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	13,787	13,787	13,787	—	—
Federal Home Loan Bank Term Advances	20,000	20,519	—	20,519	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	405	405	405	—	—

December 31, 2013
Cash and Cash Equivalents	$49,980	$49,980	$49,980	$—	$—
Securities Available-for-Sale	457,606	457,606	—	457,606	—
Securities Held-to-Maturity	299,261	302,305	—	302,305	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,281	6,281	6,281	—	—
Net Loans	1,252,038	1,266,020	—	—	1,266,020
Accrued Interest Receivable	5,745	5,745	5,745	—	—
Deposits	1,842,330	1,839,613	1,595,103	244,510	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	11,777	11,777	11,777	—	—
Federal Home Loan Bank Term Advances	73,000	74,629	53,000	21,629	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	439	439	439	—	—

March 31, 2013
Cash and Cash Equivalents	$137,174	$137,174	$137,174	$—	$—
Securities Available-for-Sale	478,775	478,775	—	478,775	—
Securities Held-to-Maturity	251,456	259,562	—	259,562	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,493	4,493	4,493	—	—
Net Loans	1,150,156	1,167,063	—	—	1,167,063
Accrued Interest Receivable	6,481	6,481	6,481	—	—
Deposits	1,851,206	1,850,614	1,575,954	274,660	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	12,166	12,166	12,166	—	—
Federal Home Loan Bank Term Advances	30,000	31,263	—	31,263	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	523	523	523	—	—

# 27

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

# 28

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Arrow Financial Corporation:

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Albany, New York
May 8, 2014

# 29

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2014
Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise.

The Company and Its Subsidiaries - Arrow is a two-bank holding company headquartered in Glens Falls, New York. Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York. Our non-bank subsidiaries include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies); three property and casualty insurance agencies: Loomis & LaPann, Inc., Upstate Agency LLC, and McPhillips Agency which is a division of Glens Falls National Insurance Agencies LLC; North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds); Glens Falls National Community Development Corporation (which invests in qualifying community development projects); and Arrow Properties, Inc. (a real estate investment trust, or REIT). All of these are wholly- owned or majority owned subsidiaries of Glens Falls National.

Our Peer Group - At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, this peer group is comprised of the group of 344 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2013 (the most recent such Report currently available), and peer group data has been derived from such Report.
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

Examples of Forward-Looking Statements:
Topic	Page	Location
Impact of market rate structure on net interest margin, loan yields and deposit rates	38	1st and Last paragraph under "Quarterly Taxable Equivalent Yield on Loans"
	48	Last paragraph under "Quantitative and Qualitative Disclosures about Market Risk
Provision for loan losses	41	1st paragraph in section
Future level of nonperforming assets	42	Last 3 paragraphs under "Risk Elements"
Future level of residential real estate loans	38	2nd paragraph under "Residential Real Estate Loans"
Future level of indirect consumer loans	38	Last paragraph under "Automobile Loans"
Future level of commercial loans	38	3rd paragraph under "Commercial, Commercial Real Estate and Construction and Land Development Loans"
Impact of changing capital standards and legislative developments	34	1st paragraph under "Regulatory Capital and Increase in Stockholders' Equity"
	42	"Important Future Changes to Regulatory Capital Standards"
Liquidity	45	1st full paragraph
Fees for other services to customers	46	3rd paragraph under "Noninterest Income"
Impact of changes in mortgage rates	39	Paragraph under "Investment Sales, Purchases and Maturities"
VISA	34	"VISA Class B Common Stock"

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to:

a.	rapid and dramatic changes in economic and market conditions, such as the U.S. economy experienced in the early stages of the 2008-2009 "financial crisis;"

# 30

b.sharp fluctuations in interest rates, economic activity, and consumer spending patterns;
c.sudden changes in the market for products we provide, such as real estate loans;

d.
significant new banking laws and regulations, including an assortment of new banking regulations still to be issued under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the Dodd-Frank Act or Dodd-Frank);

e.	unexpected or enhanced competition from new or unforeseen sources;

f.	network attaches or unauthorized access to computer systems and network infrastructure, interruptions of service and other security risks; and

g.
similar uncertainties inherent in banking operations, the financial world, or governmental finance generally, such as periodic heightened concerns about U.S. or state governmental budgets, deficits, spending and taxes.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report, which speak only as of the date hereof. We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events. This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.
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

Adjustments for Certain Items of Income or Expense:  IIn addition to our disclosures of net income, earnings per share (i.e. EPS), return on average assets (i.e. ROA), return on average equity (i.e. ROE) and other financial measures in accordance with GAAP, we may also provide comparative disclosures that adjust these GAAP financial measures by removing the impact of certain transactions or other material items of income or expense.  We believe that the resulting non-GAAP financial measures may improve an understanding of our results of operations by separating out items that have a disproportional positive or negative impact on the particular period in question. Additionally, we believe that the adjustment for certain items allows a better comparison from period-to-period in our results of operations with respect to our fundamental lines of business including the commercial banking business.
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

# 31

Selected Quarterly Information - Unaudited (dollars in thousands)

Quarter Ended	03/31/2014	12/31/2013	09/30/2013	06/30/2013	03/31/2013
Net Income	$5,320	$5,784	$5,623	$5,207	$5,181
Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	—	—	—	8	318
Net Gain on Sales of Loans	74	114	100	301	367
Share and Per Share Data:[1]
Period End Shares Outstanding	12,350	12,360	12,329	12,284	12,251
Basic Average Shares Outstanding	12,354	12,339	12,308	12,261	12,272
Diluted Average Shares Outstanding	12,378	12,387	12,344	12,279	12,290
Basic Earnings Per Share	$0.43	$0.47	$0.46	$0.42	$0.42
Diluted Earnings Per Share	0.43	0.47	0.46	0.42	0.42
Cash Dividend Per Share	0.25	0.25	0.25	0.25	0.25
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$17,184	$46,853	$14,096	$26,632	$41,145
Investment Securities	755,008	762,768	744,928	771,018	711,848
Loans	1,284,649	1,254,957	1,224,840	1,185,041	1,169,870
Deposits	1,887,589	1,904,922	1,800,181	1,801,346	1,773,126
Other Borrowed Funds	68,375	62,038	92,073	94,596	64,622
Shareholders’ Equity	194,127	184,506	179,634	178,867	176,874
Total Assets	2,176,038	2,176,264	2,095,017	2,099,138	2,039,314
Return on Average Assets	0.99%	1.05%	1.06%	0.99%	1.03%
Return on Average Equity	11.11%	12.44%	12.42%	11.68%	11.88%
Return on Tangible Equity[2]	12.84%	14.50%	14.55%	13.70%	13.97%
Average Earning Assets	$2,056,841	$2,064,578	$1,983,864	$1,982,691	$1,922,863
Average Interest-Bearing Liabilities	1,678,080	1,686,993	1,614,873	1,641,300	1,590,401
Interest Income, Tax-Equivalent	17,439	17,633	17,032	16,989	17,059
Interest Expense	1,594	1,713	1,747	2,223	2,239
Net Interest Income, Tax-Equivalent	15,845	15,920	15,285	14,766	14,820
Tax-Equivalent Adjustment	1,173	1,174	1,158	1,180	1,063
Net Interest Margin [3]	3.12%	3.06%	3.06%	2.99%	3.13%
Efficiency Ratio Calculation:
Noninterest Expense	$13,466	$13,385	$13,133	$13,274	$13,411
Less: Intangible Asset Amortization	(106)	(108)	(108)	(112)	(124)
Net Noninterest Expense	$13,360	$13,277	$13,025	$13,162	$13,287
Net Interest Income, Tax-Equivalent	$15,845	$15,920	$15,285	$14,766	$14,820
Noninterest Income	6,886	6,877	6,939	7,071	7,174
Less: Net Securities Gains	—	—	—	(13)	(527)
Net Gross Income	$22,731	$22,797	$22,224	$21,824	$21,467
Efficiency Ratio	58.77%	58.24%	58.61%	60.31%	61.90%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$194,491	$192,154	$182,683	$177,607	$177,803
Book Value per Share	15.75	15.55	14.82	14.46	14.51
Intangible Assets	25,999	26,143	26,273	26,387	26,460
Tangible Book Value per Share [2]	13.64	13.43	12.69	12.31	12.35
Capital Ratios:
Tier 1 Leverage Ratio	9.30%	9.19%	9.37%	9.19%	9.30%
Tier 1 Risk-Based Capital Ratio	14.55%	14.70%	14.59%	14.82%	15.15%
Total Risk-Based Capital Ratio	15.62%	15.77%	15.69%	15.96%	16.34%
Assets Under Trust Administration and Investment Management	$1,182,661	$1,174,891	$1,111,085	$1,073,523	$1,094,708

1Share and Per Share Data have been restated for the September 27, 2013 2% stock dividend.
2Tangible Book Value and Tangible Equity exclude intangible assets from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance (see page 31).
3Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets.  This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance (see page 31).

# 32

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 31) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Three-Month Period Ended March 31:	2014			2013
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$17,184	$13	0.31%	$41,145	$27	0.27%
Investment Securities:
Fully Taxable	436,477	2,012	1.87	442,671	1,800	1.65
Exempt from Federal Taxes	318,531	2,562	3.26	269,177	2,381	3.59
Loans	1,284,649	12,852	4.06	1,169,870	12,851	4.46
Total Earning Assets	2,056,841	17,439	3.44	1,922,863	17,059	3.60
Allowance for Loan Losses	(14,381)			(15,307)
Cash and Due From Banks	30,512			30,635
Other Assets	103,066			101,123
Total Assets	$2,176,038			$2,039,314
Deposits:
NOW Accounts	$857,286	464	0.22	$791,669	778	0.40
Savings Deposits	510,428	219	0.17	455,311	268	0.24
Time Deposits of $100,000 or More	75,819	230	1.23	91,322	319	1.42
Other Time Deposits	166,172	391	0.95	187,477	554	1.20
Total Interest-Bearing Deposits	1,609,705	1,304	0.33	1,525,779	1,919	0.51
Short-Term Borrowings	28,375	19	0.27	14,622	3	0.08
FHLBNY Term Advances and Other Long-Term Debt	40,000	271	2.75	50,000	317	2.57
Total Interest-Bearing Liabilities	1,678,080	1,594	0.39	1,590,401	2,239	0.57
Demand Deposits	277,884			247,347
Other Liabilities	25,947			24,692
Total Liabilities	1,981,911			1,862,440
Stockholders’ Equity	194,127			176,874
Total Liabilities and Stockholders’ Equity	$2,176,038			$2,039,314
Net Interest Income (Tax-equivalent Basis)		15,845			14,820
Reversal of Tax Equivalent Adjustment		(1,173)	0.23%		(1,063)	0.22%
Net Interest Income		$14,672			$13,757
Net Interest Spread			3.05%			3.03%
Net Interest Margin			3.12%			3.13%

OVERVIEW
We reported net income for the first quarter of 2014 of $5.3 million, representing diluted earnings per share (EPS) of $0.43. This EPS result was an increase of one cent, or 2.4%, from the EPS of $0.42 reported for the first quarter of 2013. Return on average equity (ROE) for the 2014 quarter continued to be strong at 11.11%, although a decrease from the ROE of 11.88% for the quarter ended March 31, 2013. Return on average assets (ROA) for the 2014 first quarter was 0.99%, a decrease from ROA of 1.03% for the quarter ended March 31, 2013. Although net income increased period-to-period, both ROA and REO decreased, reflecting the fact that total assets and total equity grew faster than net income. Net interest income for the 2014 first quarter was $15.8 million on a tax-equivalent basis, an increase of $1.0 million, or 6.9%, from net interest income of $14.8 million for the quarter ended March 31, 2013. The net interest margin decreased from the year-earlier quarter by just one basis point, from 3.13% to 3.12%, however, net interest margin for the first quarter of 2014 exceeded the margins earned in the preceding three quarters. Total assets were $2.222 billion at March 31, 2014, which represented an increase of $57.9 million, or 2.7%, above the level at December 31, 2013, and an increase of $105.6 million, or 5.0%, from the March 31, 2013 level.
The changes in net income, net interest income and net interest margin between the three-month periods are more fully described under the heading "RESULTS OF OPERATIONS," beginning on page 45.
Stockholders’ equity was $194.5 million at March 31, 2014, an increase of $16.7 million, or 9.4%, from the year earlier level. Stockholders' equity was also up $2.3 million, or 1.2%, from the December 31, 2013 level of $192.2 million. The components of the change in stockholders’ equity since year-end 2013 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.

# 33

Regulatory Capital and Increase in Stockholders' Equity: At period-end, we continued to exceed all current regulatory minimum capital requirements at both the holding company and bank levels, by a substantial amount. As of March 31, 2014 both of our banks, as well as our holding company, qualified as "well-capitalized" under federal bank regulatory guidelines. Our regulatory capital levels have consistently remained well in excess of required minimums during recent years, despite the economic downturn, because of our continued profitability and strong asset quality. Even when the new enhanced capital requirements, announced in June 2013, go into effect in 2015, we expect that Arrow and our subsidiary banks will continue to meet all of these enhanced standards. See the discussions of "Two Sets of Current Capital Standards" under the “Current Regulatory Capital Standards" section beginning on page 43, and “Important Future Changes to Regulatory Capital Standards” under the "CAPITAL RESOURCES" section beginning on page 42.
At March 31, 2014, our tangible book value per share (calculated based on stockholders' equity reduced by goodwill and other intangible assets) amounted to $13.64, an increase of $0.21, or 1.6%, from December 31, 2013 and an increase of $1.29, or 10.4%, from the level as of March 31, 2013. Our total stockholders' equity at March 31, 2014 increased 9.4% over the year-earlier level, and our total book value per share increased by 8.5% over the year earlier level. In the past three months, total shareholders' equity increased 1.2% and our total book value per share increase by 1.3%. The increase in stockholders' equity over the first three months of 2014 principally reflected the following factors: (i) $5.3 million net income for the period; (ii) issuance of $579 thousand of common stock through our employee benefit and dividend reinvestment plans and (iii) $241 thousand of unrealized net securities gains; offset in part by (iv) cash dividends of $3.1 million; and (v) repurchases of our own common stock of $1.2 million. As of March 31, 2014, our closing stock price was $26.44, representing a trading multiple of 1.94 to our tangible book value. The Board of Directors declared and the Company paid quarterly cash dividends of $.245 per share for the first three quarters of 2013, as adjusted for a 2% stock dividend distributed September 27, 2013, and cash dividends of $.25 per share for the last quarter of 2013 and the first quarter of 2014.

Loan Quality: The credit quality of our loan portfolio continued to be significantly stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets (see page 30 for information on how we define our peer group).
Our net charge-offs for the first quarter of 2014 were $256 thousand as compared to $795 thousand for the 2013 quarter. In the first quarter of 2013, we charged-off one commercial loan for $753 thousand, which had been fully reserved at December 31, 2012. This charge-off led to an annualized ratio of charge-offs to average loans for the 2013 first quarter of 0.28%. However, our charge-off totals in the three ensuing quarters of 2013 were much lower. By December 31, 2013, our full year charge-off ratio was down to 0.09%. By contrast, our peer group's ratio of net charge-offs to average loans for 2013 was 0.25%. Our ratio of net charge-offs to average loans (annualized) for the first quarter of 2014 was 0.08%. At March 31, 2014, our allowance for loan losses was $14.6 million representing 1.12% of total loans, down two basis points from the December 31, 2013 ratio, due to the improving credit quality in the loan portfolio.
Nonperforming loans were $7.0 million at March 31, 2014, representing 0.53% of period-end loans. By way of comparison, this ratio for our peer group was 1.46% at December 31, 2013, and this peer ratio represented a significant improvement from the peer group's ratios of earlier years. For example, our peer group's nonperforming loans ratio was 3.60% at year-end 2010, the high-point after the onset of the 2008 recession, while our ratio remained quite low and stable throughout that period.
During the first three months of 2014, we experienced increases in outstanding balances of all three of our major loan portfolio segments, without any significant deterioration in our credit quality:
Commercial Loans: These loans comprised approximately 33% of our loan portfolio at period-end. Current unemployment rates in our region remain elevated from pre-crisis levels, although the local economy continues to be stable and in some areas recovering. Similarly, commercial property values in our region remain stable, and have not showed significant deterioration, even in the worst phases of the financial crisis. We update the appraisals on our nonperforming and watched commercial loan properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.
Residential Real Estate Loans: These loans, including home equity loans, made up approximately 36% of our portfolio at period-end. The residential real estate market in our service area has been stable in recent periods. Throughout the financial crisis, we have not experienced a notable increase in our foreclosure or loss rates on our residential real estate loans, primarily due to the fact that we never have originated or participated in underwriting high-risk mortgage loans, such as so called “Alt A,” “negative amortization,” “option ARM's” or “negative equity” loans. We originated all of the residential real estate loans currently held in our portfolio and apply conservative underwriting standards to our originations.
Automobile Loans (Primarily Through Indirect Lending): These loans comprised approximately 31% of our loan portfolio. In the first quarter, we did not experience any significant change in our delinquency rate or level of nonperforming loans.

Liquidity and Access to Credit Markets: We have not experienced any liquidity problems or special concerns during 2014 to date, nor did we during 2013 or 2012. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed. In general, we rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (our main liability-based sources are overnight borrowing arrangements with our correspondent banks, term credit arrangement advances from the FHLBNY and the Federal Reserve Bank discount window). During the recent financial crisis, many financial institutions, small and large, relied extensively on the Fed's discount window to support their liquidity positions, but we had no such need. We regularly perform a liquidity stress test and periodically test our contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.

VISA Class B Common Stock: We continue to believe, that the multi-billion dollar balance that Visa maintains in its escrow fund is substantially sufficient to satisfy the contingent liability of the Visa member banks, including the Company's share of such liability, for the remaining covered litigation. The Company continues not to recognize any economic value for its remaining shares of Visa Class B common stock.

# 34

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	March 31, 2014	December 31, 2013	March 31, 2013	From December	From March	From December	From March
Interest-Bearing Bank Balances	$35,994	$12,705	$113,231	$23,289	$(77,237)	183.3%	(68.2)%
Securities Available-for-Sale	429,230	457,606	478,775	(28,376)	(49,545)	(6.2)%	(10.3)%
Securities Held-to-Maturity	317,632	299,261	251,456	18,371	66,176	6.1%	26.3%
Loans (1)	1,310,423	1,266,472	1,164,759	43,951	145,664	3.5%	12.5%
Allowance for Loan Losses	14,636	14,434	14,603	202	33	1.4%	0.2%
Earning Assets (1)	2,097,175	2,042,325	2,012,714	54,850	84,461	2.7%	4.2%
Total Assets	2,221,581	2,163,698	2,115,962	57,883	105,619	2.7%	5.0%
Demand Deposits	277,086	278,958	254,308	(1,872)	22,778	(0.7)%	9.0%
NOW Accounts	908,028	817,366	845,531	90,662	62,497	11.1%	7.4%
Savings Deposits	524,670	498,779	476,115	25,891	48,555	5.2%	10.2%
Time Deposits of $100,000 or More	74,127	78,928	89,797	(4,801)	(15,670)	(6.1)%	(17.5)%
Other Time Deposits	164,108	168,299	185,455	(4,191)	(21,347)	(2.5)%	(11.5)%
Total Deposits	$1,948,019	$1,842,330	$1,851,206	$105,689	$96,813	5.7%	5.2%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$13,787	$11,777	$12,166	$2,010	$1,621	17.1%	13.3%
FHLB Advances - Overnight	—	53,000	—	(53,000)	—	(100.0)%	100.0%
FHLB Advances - Term	20,000	20,000	30,000	—	(10,000)	—%	(33.3)%
Stockholders' Equity	194,491	192,154	177,803	2,337	16,688	1.2%	9.4%
(1) Includes Nonaccrual Loans
Municipal Deposits: Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors. Over the past twelve months, municipal deposits on average have ranged from 27% to over 34% of our total deposits. As of March 31, 2014, municipal deposits represented 33.6% of total deposits. Municipal deposits typically are invested in NOW accounts and time deposits of short duration. Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.
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
The recent financial crisis had a significant negative impact on municipal tax revenues in many regions, and consequently on municipal funds available for deposit. To date, this has not resulted in either a sustained decrease in municipal deposit levels at our banks, adjusted for seasonal fluctuations (in fact, we have experienced an increase in such deposits in 2014 - see following paragraph), or an overall increase in the average rate we pay on such deposits (despite the continuing strong competition for such deposits). However, if interest rates begin to rise significantly or the competition for municipal deposits otherwise becomes more intense, we may experience either or both of these adverse developments in the future.
Changes in Sources of Funds: In recent periods, for cost reasons and because of the sustained growth of customer deposits even at very low rates, we have lessened our reliance on wholesale funding sources and increased our reliance on customer deposits as a source of day-to-day funding. Our total deposits increased $105.7 million, or 5.7%, from December 31, 2013 to March 31, 2014, mainly due to an increase in our municipal deposits. Our non-municipal deposit balances remained stable over the past three months, although we are still experiencing a shift in balances from time deposits to savings accounts. At March 31, 2014 we held a small amount of overnight funds, while we held $53.0 million of overnight funds (obtained from the FHLB) at December 31, 2013. At March 31, 2014, our term advances from the FHLB were $20.0 million, unchanged from year-end.
Changes in Earning Assets: Our loan portfolio increased by $44.0 million, or 3.5%, from December 31, 2013 to March 31, 2014. We experienced the following trends in our three largest segments:

1.	Commercial and commercial real estate loans. Period-end balances for this segment increased $22.9 million, or 5.7%, from the December 31, 2013 total. Demand generally continued to be moderate.

2.
Residential real estate loans. The period-end balance increased by $14.5 million, or 3.1% from December 31, 2013. We continued to sell some of our residential mortgage originations during the three-month period to Freddie Mac, although a smaller percentage than we sold in the same period last year. Demand for new mortgage loans was modest throughout the period.

3.
Automobile loans (primarily indirect loans). The balance of these loans at March 31, 2014, increased by $6.4 million, or 1.6% from the December 31, 2013 balance, reflecting a modest resurgence of automobile sales region-wide and an expansion of our dealer

# 35

network for indirect lending, offset in part by the effects of a cold and snowy winter in the northeast, which depressed auto sales region-wide.

Most of our incoming cash flows for the first three months of 2014 came from the increase in deposit balances and secondarily from maturing investments. During that period, in addition to funding loan growth, we utilized a portion of the cash flow from maturing investments to purchase $52.2 million of securities in the held-to-maturity and available-for-sale portfolios. The investment securities portfolio decreased by a net of $5.1 million during the quarter.

Deposit Trends
The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.
Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Demand Deposits	$277,884	$279,967	$277,381	$254,642	$247,347
NOW Accounts	857,286	855,106	749,654	796,330	791,669
Savings Deposits	510,428	517,542	509,014	479,480	455,311
Time Deposits of $100,000 or More	75,819	81,804	85,757	87,059	91,322
Other Time Deposits	166,172	170,503	178,375	183,835	187,477
Total Deposits	$1,887,589	$1,904,922	$1,800,181	$1,801,346	$1,773,126
Percentage of Total Quarterly Average Deposits

	Quarter Ended
	3/31/2014	12/31/2013	09/30/2013	06/30/2013	03/31/2013
Demand Deposits	14.7%	14.7%	15.4%	14.2%	13.9%
NOW Accounts	45.5	44.8	41.6	44.2	44.6
Savings Deposits	27.0	27.2	28.3	26.6	25.7
Time Deposits of $100,000 or More	4.0	4.3	4.8	4.8	5.2
Other Time Deposits	8.8	9.0	9.9	10.2	10.6
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%
For a variety of reasons, we typically experience little growth in average deposit balances in the first quarter of each calendar year (even though municipal balances tend to grow sharply at the very end of the first quarter), little net growth or a small contraction in the second quarter of the year (when municipal deposits normally drop off), and resuming growth in the third and fourth quarters (when municipal deposits tend to increase, sometimes substantially, to and through year-end). This pattern has held true in recent periods. Growth in average deposit balances during the first quarter of 2014 over the first quarter of 2013 came from both municipal and non-municipal depositors.
Quarterly Cost of Deposits

	Quarter Ended
	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.22	0.22	0.22	0.40	0.40
Savings Deposits	0.17	0.18	0.19	0.23	0.24
Time Deposits of $100,000 or More	1.23	1.34	1.37	1.41	1.42
Other Time Deposits	0.95	1.01	1.05	1.10	1.20
Total Deposits	0.28	0.30	0.32	0.42	0.44

In keeping with industry trend lines, average rates paid by us on deposits decreased steadily over the five quarters ending March 31, 2014, for deposits generally and virtually all deposit categories, although the rate of decrease slowed in the most recent quarters. Over the same period, our average yield on loans also decreased, for loans generally and almost all loan categories (see "Quarterly Taxable Equivalent Yield on Loans," page 38). The decrease in the cost of our NOW accounts from the second quarter of 2013 to the third quarter of 2013 was primarily attributable to a decrease in the rates paid on a large portion of our municipal NOW accounts, which had come up for repricing at quarter-end.

# 36

Non-Deposit Sources of Funds

We have several sources of funding other than deposits. Historically, we have borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances." These structured advances typically have original maturities of 3 to 10 years and are callable by the FHLB at certain dates. If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest. In recent periods, we have reduced our utilization of FHLB advances as a source of funds.
We have also utilized, in the past, the issuance of trust preferred securities (or TRUPs) to supplement our funding needs. The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (i.e., TRUPs) listed on our consolidated balance sheet as of March 31, 2014 currently qualify as Tier 1 regulatory capital under regulatory capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 42 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur, such as any adverse change in tax laws that denies the Company the ability to deduct interest paid on these obligations for federal income tax purposes. Under Dodd-Frank, no future issuances of TRUPs by banking organizations of our size will qualify as Tier 1 regulatory capital. Under the final bank capital rules recently issued by the federal bank authorities pursuant to Dodd-Frank, our TRUPs will be eligible for treatment as Tier 1 capital until they mature or are earlier redeemed by us.
Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.
Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Commercial and Commercial Real Estate	$412,507	$397,503	$386,973	$379,533	$381,281
Residential Real Estate	332,142	322,080	316,582	305,222	308,091
Home Equity	103,694	99,722	94,726	91,339	88,926
Consumer Loans - Automobile	409,723	408,273	398,329	380,993	363,120
Other Consumer Loans (1)	26,583	27,379	28,230	27,954	28,452
Total Loans	$1,284,649	$1,254,957	$1,224,840	$1,185,041	$1,169,870
Percentage of Total Quarterly Average Loans

	Quarter Ended
	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Commercial and Commercial Real Estate	32.1%	31.7%	31.6%	32.0%	32.6%
Residential Real Estate	25.9	25.6	25.9	25.7	26.4
Home Equity	8.1	8.0	7.7	7.7	7.6
Consumer Loans - Automobile	31.9	32.5	32.5	32.2	31.0
Other Consumer Loans (1)	2.0	2.2	2.3	2.4	2.4
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
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

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 36% of the entire portfolio at March 31, 2014), eclipsing both our commercial and commercial real estate loans (33% of the portfolio) and automobile loans (31% of the portfolio). Our gross originations for residential real estate loans (including refinancings of mortgage loans) were $26.7 million and $30.3 million for the first quarters of 2014 and 2013, respectively. These origination totals exceeded the sum of repayments and prepayments in the respective quarters, but we also sold some of these originations, in the 2013 quarter, a significant portion thereof, on or immediately after, origination. In the first quarter of 2013, we sold $20.8 million, or 68.7% of our originations during the quarter, whereas in the first quarter of 2014, we only sold $4.2 million, or 15.7% of our originations. During 2014, we introduced competitive products for variable rate residential real estate and construction loans. We

# 37

did not sell any of these variable rate loans to the secondary market. Also during 2014, we began to experience a decline in refinance activity and an increase in purchase-money originations.
Even though short-term rates have remained very low since 2008, rates on conventional real estate mortgages have fluctuated over the past few years in response to several programs taken by the Federal Reserve. If the current low-rate environment for newly originated residential real estate loans persists, we may continue to sell a significant portion of our loan originations and, as a result, may even experience a decrease in our outstanding balances in this segment of our portfolio. Moreover, if our local economy or real estate market suffers major downturns, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance. Management believes it is not possible at this point to project whether mortgage rates or interest rates generally will experience a meaningful and substantial increase in upcoming periods, or what the overall effect of such an increase will be on our mortgage loan portfolio or our loan portfolio generally, or on our net interest income, net income or financial results, in upcoming periods.

Commercial, Commercial Real Estate and Commercial Construction Loans: Over the last decade, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio. For the first quarter of 2014, loan growth was strong in this category, as outstanding balances increased by $22.9 million over the December 31, 2013 level, enhanced by a couple of large offerings.
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

Automobile Loans (primarily through indirect lending): At March 31, 2014, our automobile loans (primarily loans originated through dealerships located in upstate New York) represented the third largest category of loans in our portfolio, and continued to be a significant component of our business comprising almost a third of the portfolio.
Beginning in 2012, there was a nation-wide resurgence in automobile sales, due in the view of many to an aging fleet and a modest resurgence in consumer optimism. Although our new automobile loan volume for the first three months of 2014 slowed down somewhat due to a cold and snowy winter, our automobile loan portfolio still grew by $6.4 million, or 1.6%
There was no significant change in net charge-offs on automobile loans for the first quarter of 2014. Our experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio. If weakness in auto demand returns, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company lending affiliates are offering highly-subsidized loans.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Commercial and Commercial Real Estate	4.49%	4.65%	4.52%	4.61%	4.74%
Residential Real Estate	4.55	4.53	4.62	4.75	4.93
Home Equity	2.95	2.94	2.98	3.00	3.03
Automobile	3.41	3.54	3.68	3.83	3.97
Other Consumer Loans	5.54	5.72	5.95	5.97	6.16
Total Loans	4.06	4.15	4.18	4.30	4.46

In summary, average yields in our loan portfolio have steadily declined over the last year, dropping 40 basis points, or 9.0%, from the first quarter of 2013 to the first quarter of 2014, as a result of the continuing downward pressured on all portfolio yields resulting principally from the Federal Reserve's multi-year policy of generating and maintaining ultra-low rates, on both short-term and long-term debt, as well as continuing competition for loans from other lenders. To the extent that this declining rate environment may be "bottoming out" or even in the early stages of reversing itself, due to recent Federal Reserve tapering off of monetary easing, the impact of such a change, if it is in fact occurring, has not yet revealed itself in our loan portfolio. Nor would we expect that any bottoming out of prevailing rates would have an immediate impact on our portfolio yields generally.
In the first quarter of 2014, the average yield on our loan portfolio declined by 9 basis points from the last quarter of 2013, from 4.15% to 4.06%. The decrease was exacerbated by extremely competitive pressures on rates for new commercial and commercial real estate loans (a 16 basis point decrease from the prior quarter), as well as on rates for automobile loans (a 13 basis point decrease from the prior quarter). However, the yield on our residential real estate portfolio held steady, and even increased by 2 basis points. The 9 basis point decrease in average yield on our total loan portfolio in the just-completed quarter, as compared to the fourth quarter of 2013, was not matched by the decrease in our average cost of deposits during the quarter, which was only 2 basis points. Despite the more rapid drop in average loan yield than average deposit cost, our net-interest margin in the first quarter of 2014 increased by 6 basis points over the net interest margin in the fourth quarter of 2013, from 3.06% to 3.12%.
In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates. We expect that such will likely continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will be influenced by a variety

# 38

of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and much of this cash flow reprices at current rates for credit, as new loans are generated at the current yields. Thus, even if prevailing rates for loans stabilize in upcoming periods, our average rate on our portfolio may continue to decline as older credits in our portfolio bearing generally higher rates continue to mature and roll over or are redeployed into lower priced loans.
Investment Portfolio Trends
The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2013 to March 31, 2014 (in thousands):

	Fair Value at Period-End			Net Unrealized Gain (Loss)
	03/31/2014	12/31/2013	Change	03/31/2014	12/31/2013	Change
Securities Available-for-Sale:
U.S. Agency Securities	$121,220	$136,475	$(15,255)	$(257)	$(393)	$136
State and Municipal Obligations	125,410	127,389	(1,979)	245	165	80
Mortgage-Backed Securities-Residential	164,541	175,778	(11,237)	4,518	4,457	61
Corporate and Other Debt Securities	16,839	16,798	41	(276)	(344)	68
Mutual Funds and Equity Securities	1,220	1,166	54	100	46	54
Total	$429,230	$457,606	$(28,376)	$4,330	$3,931	$399

Securities Held-to-Maturity:
State and Municipal Obligations	$195,524	$202,390	$(6,866)	$4,677	$4,184	$493
Mortgage-Backed Securities-Residential	125,811	98,915	26,896	26	(1,140)	1,166
Corporate and Other Debt Securities	1,000	1,000	—	—	—	—
Total	$322,335	$302,305	$20,030	$4,703	$3,044	$1,659
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
Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first three months of 2014.
Increase in Net Unrealized Securities Gains: Nearly all of the change in our net unrealized gains or losses is attributable to changes in the yield curve between the two period-ends, that is, there has been little or no change in the credit-worthiness of the issuers.
Investment Sales, Purchases and Maturities
(In Thousands)

	Three Months Ended
Sales	03/31/2014	03/31/2013
Available-For-Sale Portfolio:
Mortgage-Backed Securities-Residential	$—	$10,666
U.S. Agency Securities	—	5,057
Other	—	11
Total	—	15,734
Net Gains on Securities Transactions	—	527
Proceeds on the Sales of Securities	$—	$16,261

In recent periods, the steady decline in prevailing interest rates to historically low levels increased the likelihood of greater mortgage refinancing activity. We regularly review our holdings of collateralized mortgage obligations for those mortgages that revealed higher credit scores and/or moderate loan-to-value ratios, i.e., where refinancing may appear to be a greater probability. We have also reviewed the

# 39

underlying prepayment speed of individual issues to identify mortgage pools that were experiencing accelerating principal payments. In 2013 we selectively sold collateralized mortgage obligations that were experiencing accelerating prepayments speeds and that were also selling at a premium, so as to capture the gain since prepayments (redemptions) of such securities typically are at par. If the multi-year widespread decline in mortgage rates may in fact be ending, and/or if such rates may now begin to increase, we would expect that refinancings as well as pre-payments of outstanding mortgage loans, including those in our portfolio, may diminish in upcoming periods, as would our anticipatory sales of loans that we deem likely to be refinanced or prepaid.
Investment Purchases - Available-for-Sale Portfolio

	Three Months Ended
	03/31/2014	03/31/2013
Purchases
U.S. Agency Securities	$12,586	$15,000
State and Municipal Obligations	4,308	20,677
Mortgage-Backed Securities-Residential	—	—
Other	11	4,251
Total Purchases	$16,905	$39,928

Maturities & Calls	$44,907	$22,846

Investment Purchases - Held-to-Maturity Portfolio

	Three Months Ended
	03/31/2014	03/31/2013
Purchases
State and Municipal Obligations	$5,891	$18,930
Mortgage-Backed Securities-Residential	29,437	—
Total Purchases	$35,328	$18,930

Maturities & Calls	$16,561	$6,815

# 40

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Loan Balances:
Period-End Loans	$1,310,423	$1,266,472	$1,243,370	$1,204,734	$1,164,759
Average Loans, Year-to-Date	1,284,649	1,208,954	1,193,452	1,177,498	1,169,870
Average Loans, Quarter-to-Date	1,284,649	1,254,957	1,224,840	1,185,041	1,169,870
Period-End Assets	2,221,581	2,163,698	2,156,858	2,083,169	2,115,962

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,434	$15,298	$15,298	$15,298	$15,298
Provision for Loan Losses, YTD	458	200	200	200	100
Loans Charged-off, YTD	(336)	(1,411)	(1,165)	(982)	(890)
Recoveries of Loans Previously Charged-off	80	347	251	162	95
Net Charge-offs, YTD	(256)	(1,064)	(914)	(820)	(795)
Allowance for Loan Losses, End of Period	$14,636	$14,434	$14,584	$14,678	$14,603

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,434	$14,584	$14,678	$14,603	$15,298
Provision for Loan Losses, QTD	458	—	—	100	100
Loans Charged-off, QTD	(336)	(246)	(183)	(92)	(890)
Recoveries of Loans Previously Charged-off	80	96	89	67	95
Net Charge-offs, QTD	(256)	(150)	(94)	(25)	(795)
Allowance for Loan Losses, End of Period	$14,636	$14,434	$14,584	$14,678	$14,603

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$6,284	$6,479	$6,171	$5,591	$5,218
Restructured	380	641	446	461	473
Loans Past Due 90 or More Days and Still Accruing Interest	347	652	927	760	259
Total Nonperforming Loans	7,011	7,772	7,544	6,812	5,950
Repossessed Assets	138	63	18	34	45
Other Real Estate Owned	198	81	481	1,141	1,149
Total Nonperforming Assets	$7,347	$7,916	$8,043	$7,987	$7,144

Asset Quality Ratios:
Allowance to Nonperforming Loans	208.76%	185.71%	193.32%	215.47%	245.43%
Allowance to Period-End Loans	1.12	1.14	1.17	1.22	1.25
Provision to Average Loans (Quarter) (1)	0.14	—	—	0.03	0.03
Provision to Average Loans (YTD) (1)	0.14	0.02	0.02	0.03	0.03
Net Charge-offs to Average Loans (Quarter) (1)	0.08	0.05	0.03	0.01	0.28
Net Charge-offs to Average Loans (YTD) (1)	0.08	0.09	0.10	0.14	0.28
Nonperforming Loans to Total Loans	0.53	0.61	0.61	0.57	0.51
Nonperforming Assets to Total Assets	0.33	0.37	0.37	0.38	0.34
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
In the first quarter of 2014, we made a $458 thousand provision for loan losses, compared to provisions of $100 thousand for the first and second quarters of 2013 and no provisions for the third and fourth quarters of 2013. A variety of factors and events during the 2014 quarter drove the amount of the provision including net decreases in qualitative factors, a slight decrease in the volume of criticized loans, offset by a small increase in historical loss factors and an increase in loan balances.
.

# 41

The ratio of the allowance for loan losses to total loans was 1.12% at March 31, 2014, down two basis points from 1.14% at December 31, 2013. The decline in the allowance for loan losses as a percentage of total loans was principally due to improvements in several key credit quality measurements. During the quarter, internally classified loans (loans rated special mention, substandard or doubtful) as a percentage of total loans decreased, the percentage of nonperforming loans to total loans decreased and the ratio of net charge-offs to average loans held steady. The overall size of the allowance grew however, due to loan portfolio growth.
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
Risk Elements
Our nonperforming assets at March 31, 2014 amounted to $7.3 million, a decrease of $0.6 million, or 7.2%, from the December 31, 2013 total and an increase of $203 thousand or 2.8%, from the year earlier total. Our recent levels of nonperforming assets remain significantly below our peer group averages for the corresponding dates. At March 31, 2014, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was .33%, nearly unchanged from our ratio at March 31, 2013 . Both ratios are well below the ratio of 1.45% for our peer group at December 31, 2013 (the latest date for which peer group information is available).

The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest
	3/31/2014	12/31/2013	3/31/2013
Commercial Loans	$1,028	$905	$849
Commercial Real Estate Loans	1,373	1,400	1,551
Other Consumer Loans	89	56	36
Automobile Loans	3,124	4,229	2,300
Residential Real Estate Loans	2,104	1,698	2,481
Total Delinquent Loans	$7,718	$8,288	$7,217

At March 31, 2014, our loans in this category totaled $7.7 million, or 0.59% of loans then outstanding, a decrease of $570 thousand, or 6.9%, from the $8.3 million of such loans at December 31, 2013. The year-end 2013 total equaled .65% of loans then outstanding. The decrease from December 31, 2013 is primarily attributable to a decrease in the delinquencies of automobile loans, which were unusually high at year-end.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to the Financial Statements. We consider all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at March 31, 2014 ($25.2 million) was down slightly from the dollar amount of such loans at December 31, 2013 ($25.4 million) and March 31, 2013 ($27.3 million). The amount of such loans depends principally on economic conditions in our geographic market area of northeastern New York State. The economy in this area has been relatively strong in recent years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in our market area as well, and on our commercial and commercial real estate portfolio.
As of March 31, 2014, we held for sale three real estate properties in other real estate owned. As a result of our conservative underwriting standards, we do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process, nor do we expect significant losses to be incurred generally in our residential real estate portfolio.
We do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES
Important Future Changes to Regulatory Capital Standards (To Be Phased-In from 2015 to 2019)

Please see our discussion in our Form 10-K for December 31, 2013 on the impact of the Dodd-Frank Act on regulatory capital standards for U.S. insured depository financial institutions, and specifically, on the new higher regulatory capital standards that are being imposed on banks by bank regulators in July 2013.
In general, the new standards, which will begin to take effect for banking organization like us in 2015, expand the risk-weighted categories of assets and add a new capital ratio, a "common equity tier 1 capital ratio" (CET1). In addition to setting higher minimum capital ratios, the new rules, as part of their general thrust in requiring enhanced capital for all banks, introduce a new concept, a so-called "capital conservation buffer" (set to reach 2.5% in 2019), which will be added over a phase-in period to each of the new minimum capital ratios (which by themselves are somewhat higher than the current minimum ratios).
Under the new rules, grandfathered TRUPs, such as Arrow's outstanding TRUP's, will continue to qualify as tier 1 capital, up to a limit of 25% of tier 1 capital (including such TRUP's and other grandfathered tier 1 capital components), until the TRUPs mature or are redeemed. Also under the new rules, accumulated other comprehensive income (AOCI) may be deducted from capital, if the organization

# 42

exercises its irrevocable option not to include AOCI in capital. We estimate that if the new capital rules, which are being phased-in from 2015 through 2019, had been effective on March 31, 2014, our holding company and each of our banks would have met each of the proposed minimums under the new rules, including the capital conservation buffer.

Current Regulatory Capital Standards

The discussion and disclosure below on current regulatory capital standards is qualified in its entirety by reference to the fact that, as discussed above, new, more stringent regulatory capital standards have recently been issued by bank regulators, as required under the Dodd-Frank Act, and will soon become effective, although many of the new standards will only be phased in over an extended time period, as described above.
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

Two Sets of Current Capital Standards: Our holding company and our subsidiary banks are currently subject to two sets of regulatory capital measures, risk-based capital guidelines and a leverage ratio test. The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions, which generally results in a substantial discounting of low-risk or risk-free assets, that is, a significant dollar amount of such assets "disappears" from the balance sheet. The guidelines then establish an 8% minimum ratio of qualified total capital to total risk-weighted assets. At least half of total capital must be "Tier 1" capital, which consists of common equity and common equity equivalents, retained earnings, a limited amount of permanent preferred stock and (for holding companies) a limited amount of trust preferred securities (see the discussion below on these securities), minus intangible assets, net of associated deferred tax liabilities. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.
The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting (i.e, discounting) of assets. For top-rated companies, the minimum leverage ratio currently is 4%, but lower-rated or rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios. Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured under any of these regulatory capital guidelines. The law establishes five categories of capitalization for financial institutions ranging from "well-capitalized” (the highest ranking) to "critically undercapitalized" (the lowest ranking). Federal banking law also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify for inclusion in one of the two highest-ranking of these capitalization categories, i.e., as "well-capitalized" or "adequately capitalized."

Capital Ratios: The table below sets forth the capital ratios of our holding company and subsidiary banks, Glens Falls National and Saratoga National, as of March 31, 2014:

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	9.30%	14.55%	15.62%
Glens Falls National Bank & Trust Co.	8.91%	14.36%	15.42%
Saratoga National Bank & Trust Co.	9.65%	13.08%	14.20%

Regulatory Minimum	4.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00
At March 31, 2014 our holding company and both banks exceeded the minimum capital ratios established under the currently applicable regulatory guidelines, and also qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I Item 1.C. of this Report).

Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $194.5 million at March 31, 2014, an increase of $2.3 million, or 1.2%, from the prior year-end.  The most significant contributions to this increase in stockholders' equity were net income of $5.3 million, equity received from our various stock-based compensation and dividend reinvestment plans of $0.6 million and a $0.2 million unrealized net securities gains, net of tax. These positive factors were offset, in part, by cash dividends of $3.1 million, and purchases of our own common stock of $1.2 million.  See the Consolidated Statement of Changes in Stockholders' Equity on page 6 of this report for all of the changes in stockholders' equity between December 31, 2013 and March 31, 2014.

Trust Preferred Securities Under Dodd-Frank: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's historical approach to regulatory capital, TRUPs typically qualified as Tier 1 capital for bank holding companies such as ours but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the Dodd-Frank Act, this treatment continues to apply, for banking organizations like ours, with

# 43

respect to previously issued TRUPs (i.e., TRUPs issued before the Dodd-Frank Act's grandfathering date), but any trust preferred securities issued by most banking organizations, including ours, on or after the grandfathering date will not qualify as Tier 1 capital under bank regulatory capital guidelines. Thus, our outstanding TRUPs will continue to qualify as Tier 1 capital until maturity or redemption, but any additional TRUPs issued by us would not so qualify.

Stock Repurchase Program: At its regular meeting in November 2013, the Board of Directors approved a 12-month stock repurchase program (the "January 2014 program") authorizing the repurchase, at the discretion of senior management, during calendar year 2014 of up to $5 million of Arrow's common stock in open market or privately negotiated transactions. This program replaced a similar $5 million stock repurchase program which was approved in November 2012 (the "January 2013 program"), under which plan a total of $1.2 million of outstanding stock was repurchased by the Company during 2013. Under the January 2014 program, as under the January 2013 program, management is authorized to effect stock repurchases from time-to-time, to the extent that it believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of stockholders. Through March 31, 2014, 28,900 shares having an aggregate purchase price of $719 thousand had been repurchased by the Company under the January 2014 program.

Dividends: Our common stock is traded on NasdaqGS® - AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On April 30, 2014, our Board of Directors declared a 2014 second quarter cash dividend of $.25 payable on June 13, 2014. Per share amounts in the following table have been restated for our September 2013 2% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2013
First Quarter	$23.14	$25.07	$0.245
Second Quarter	22.95	24.96	0.245
Third Quarter	24.25	27.21	0.245
Fourth Quarter	24.91	28.00	0.250
2014
First Quarter	$24.50	$27.48	$0.250
Second Quarter (dividend payable June 13, 2014)			0.250

	Quarter Ended March 31,
	2014	2013

Cash Dividends Per Share	$0.250	$0.245
Diluted Earnings Per Share	0.43	0.42
Dividend Payout Ratio	58.14%	58.33%
Total Equity (in thousands)	$194,491	$177,803
Shares Issued and Outstanding (in thousands)	12,350	12,251
Book Value Per Share	$15.75	$14.51
Intangible Assets (in thousands)	$25,999	$26,460
Tangible Book Value Per Share	$13.64	$12.35
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
Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $429.2 million at period-end 2014, a decrease of $28.4 million from the year-end 2013 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York ("FHLBNY"). Our federal funds lines of credit are with two correspondent banks totaling $35 million, but we did not draw on these lines during 2014.
To support our borrowing relationship with the FHLBNY, we have pledged collateral, including mortgage-backed securities and residential mortgage loans. Our unused borrowing capacity at the FHLBNY was approximately $223.6 million at March 31, 2014. In addition we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank

# 44

of Net York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At March 31, 2014, the amount available under this facility was approximately $303.1 million, but there were no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At March 31, 2014, our basic liquidity ratio was 3.5% of total assets, or $77 million, below our minimum ratio as defined in policy of 4%, or $89 million of total assets.
Throughout the recent years of financial instability, our liquidity position remained strong, as depositors and investors in the wholesale funding markets showed no hesitations in placing or maintaining their funds with our banks. The financial markets have been challenging for many financial institutions, and the widely accepted view is that during the recent crisis a lack of liquidity was as great a problem for many troubled institutions as a capital shortfall. As a result, liquidity premiums widened and many banks experienced certain liquidity constraints, including substantially increased pricing to retain deposit balances. Because of Arrow's favorable credit quality and strong balance sheet, Arrow did not experience any significant liquidity constraints from the beginning of the crisis in early 2008 through the date of this Report and was never forced to pay premium rates to obtain retail deposits or other funds from any source.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 Compared With
Three Months Ended March 31, 2013

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	03/31/2014	03/31/2013	Change	% Change
Net Income	$5,320	$5,181	$139	2.7%
Diluted Earnings Per Share	0.43	0.42	0.01	2.4
Return on Average Assets	0.99%	1.03%	(0.04)%	(3.9)
Return on Average Equity	11.11%	11.88%	(0.77)%	(6.5)

We reported earnings (net income) of $5.3 million and diluted earnings per share (EPS) of $.43 for the first quarter of 2014, compared to net income of $5.2 million and EPS of $.42 for the first quarter of 2013.
There were no sales of securities in the 2014 quarter, compared to net gains of $318 thousand, net of tax, in the 2013 quarter.

    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	03/31/2014	03/31/2013	Change	% Change
Interest and Dividend Income	$17,439	$17,059	$380	2.2%
Interest Expense	1,594	2,239	(645)	(28.8)
Net Interest Income	15,845	14,820	1,025	6.9
Tax-Equivalent Adjustment	1,173	1,063	110	10.3
Average Earning Assets (1)	2,056,841	1,922,863	133,978	7.0
Average Interest-Bearing Liabilities	1,678,080	1,590,401	87,679	5.5

Yield on Earning Assets (1)	3.44%	3.60%	(0.16)%	(4.4)
Cost of Interest-Bearing Liabilities	0.39	0.57	(0.18)	(31.6)
Net Interest Spread	3.05	3.03	0.02	0.7
Net Interest Margin	3.12	3.13	(0.01)	(0.3)
(1) Includes Nonaccrual Loans
Our net interest margin (net interest income on a tax-equivalent basis by average earning assets, annualized) fell by one basis point, from 3.13% to 3.12%, between the first quarter of 2013 and the first quarter of 2014, representing a 0.3% decrease in the margin. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 31, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) This decrease in the net interest margin reflects a continuing trend impacting most commercial banks. In management's view, despite the recent modest upturn in prevailing longer term interest rates, this persistent trend of margin compression may well continue in upcoming periods, and if rates do begin to move broadly upward, our liabilities generally may reprice more rapidly than our assets. Net interest income for the just completed quarter, on a taxable equivalent basis, increased by

# 45

$1.03 million, or 6.9%, from the first quarter of 2013, as the small decrease in our net interest margin between the periods was more than offset by the positive impact of a 7.0% increase in the level of our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 41, the provision for loan losses for the first quarter of 2014 was $458 thousand and $100 thousand for the 2013 quarter.
Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	03/31/2014	03/31/2013	Change	% Change
Income From Fiduciary Activities	$1,873	$1,574	$299	19.0%
Fees for Other Services to Customers	2,194	2,282	(88)	(3.9)
Insurance Commissions	2,444	2,028	416	20.5
Net Gain on Securities Transactions	—	527	(527)	(100.0)
Net Gain on the Sale of Loans	123	607	(484)	(79.7)
Other Operating Income	252	156	96	61.5
Total Noninterest Income	$6,886	$7,174	$(288)	(4.0)

Total noninterest income in the just completed quarter was $6.9 million, a decrease of $288 thousand, or 4.0%, from total noninterest income of $7.2 million for the first quarter of 2013. We experienced increases in insurance commissions, income from fiduciary activities and other operating income. These net increases were more than offset by the absence of securities gains in the 2014 quarter, a decrease in fees for other services to customers and a decrease in net gains on the sale of loans as we began to taper our sale of loans to the secondary market during the second half of 2013 and the first quarter of 2014.
For the just completed 2014 quarter, insurance commission income rose from $2.0 million for the first quarter of 2013 to $2.4 million for the first quarter of 2014, an increase of $416 thousand, or 20.5%. This increase was primarily attributable to annual contingent commission income received from certain insurance carriers. Income from fiduciary activities increased $299 thousand, or 19.0%, from the comparable 2013 quarter. At quarter-end 2014, the market value of assets under trust administration and investment management amounted to $1.183 billion, an increase of $88.0 million, or 8.0%, from March 31, 2013. The growth was generally attributable to a significant rise in the equity markets between the reporting dates and the net addition of new accounts. A significant portion of our fiduciary fees are based on the dollar amount of assets under administration.
Fees for other services to customers includes service charges on deposit accounts, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans. Effective October 1, 2011 VISA announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange fee rules promulgated by the Federal Reserve under the Dodd-Frank Act. This reduced rate structure has had, and will continue to have, a slight but noticeable negative impact on our fee income. However, debit card usage by our customers continues to grow which has offset at least in part, the negative effect of reduced debit interchange rates. If this usage continues to grow, it will continue to offset the negative impact of reduced interchange fees. We do not believe that Visa's new limits on interchange fees resulting from Dodd-Frank will have a material adverse impact on our financial condition or results of operations in future periods. However, there is currently a lawsuit challenging the existing fee structure as too high. The Federal Reserve Bank successfully asked the court to permit retention of the current fee structure until the case is settled. The small decrease in quarter-to-quarter income in Fees for Other Services to Customers was primarily attributable to decreased revenues related to the sale of mutual funds to our customers by third party providers.
The increase in other operating income in the first quarter of 2014 versus the first quarter of 2013, was primarily due to losses on the sale of other real estate owned recognized in the 2013 quarter.
Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	03/31/2014	03/31/2013	Change	% Change
Salaries and Employee Benefits	$7,642	$7,621	$21	0.3%
Occupancy Expense of Premises, Net	1,305	1,210	95	7.9
Furniture and Equipment Expense	1,036	1,066	(30)	(2.8)
FDIC and FICO Assessments	273	264	9	3.4
Amortization	106	124	(18)	(14.5)
Other Operating Expense	3,104	3,126	(22)	(0.7)
Total Noninterest Expense	$13,466	$13,411	$55	0.4
Efficiency Ratio	58.77%	61.90%	(3.13)%	(5.1)

Noninterest expense for the first quarter of 2014 was $13.5 million, an increase of $55 thousand, or 0.4%, from the expense for the first quarter of 2013. For the first quarter of 2014, our efficiency ratio was 58.77%. This ratio, which is a commonly used non-GAAP financial

# 46

measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on page 31 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. The favorable change in our efficiency ratio between the periods reflected the fact that our core gross income grew faster than our operating expenses. Our efficiency ratios in recent periods have also compared favorably to the ratios of our peer group, even adjusting for the definitional difference. For the year ended December 31, 2013 (the most recent reporting period for which peer group information is available), the peer group efficiency ratio was 70.54%, and our ratio was 60.24% (not adjusted).
Salaries and employee benefits expense were essentially unchanged in 2014 from the 2013 quarter, representing the offsetting effects of a 3.0% increase in salaries and a 5.6% decrease in benefits. The decrease in our benefit expenses was primarily attributable to lower pension costs.
The increase in occupancy expense was distributed among several categories including maintenance, depreciation, taxes, rental expense and insurance.
The decrease in furniture and equipment expense was primarily attributable to lower equipment depreciation and maintenance expenses.
The category demonstrating the largest increase in other operating expense between the periods was third party computer processing expenses, more than offset by reductions in costs to carry real estate acquired through foreclosure, legal and telecommunications expenses.
Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	03/31/2014	03/31/2013	Change	% Change
Provision for Income Taxes	$2,314	$2,239	$75	3.3%
Effective Tax Rate	30.3%	30.2%	0.1	0.3
The provisions for federal and state income taxes amounted to $2.3 million and $2.2 million for the respective three-month periods of 2013 and 2012. The effective tax rate was relatively unchanged between the periods.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to credit risk in our loan portfolio and liquidity risk, discussed on page 44 of this Report, we have market risk in our business activities. Market risk is the possibility that changes in future market rates (interest rates) or prices (fees for products and services) will make our position less valuable. The ongoing monitoring and management of market risk, principally interest rate risk, is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”). In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. As of the date of this report, we have not made use of derivatives, such as interest rate swaps, in our risk management process.
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
Our current simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet. This sensitivity analysis is compared to pre-established ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon. Our current sensitivity analysis model examines both a hypothetical upward shift of interest rates (currently, 200 basis points) and a hypothetical downward shift in interest rates (currently, 100 basis points, subject to certain limitations), and assumes no subsequent change in the balance sheet and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date. For repricing purposes, we normally assume a parallel and pro-rata shift in rates for both assets and liabilities, over a 12 month period.
We occasionally are forced to make ad hoc adjustments to our model. During recent years, the Federal Reserve's targeted federal funds rate has remained within a range of 0 to .25%. The resulting abnormally low short-term rates have led us to revise our standard model for the decreasing interest rate simulation for short-term liabilities and assets. We applied our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, but we were limited by an absolute floor of a zero interest rate for the modeling of our short-term liabilities and assets. Consequently, for purposes of determining the effect of a downward shift in rates under our current simulation model, we made no downward shift in interest rates for our short-term liabilities and assets, even if such rates slightly exceed zero at the measurement date. We also always assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending upon the contractual maturities of the particular assets and liabilities in question. In practice, however, shifts in prevailing interest rates typically affect our liability portfolios (primarily deposits) more rapidly than our asset portfolios, irrespective of differences in contractual maturities.

# 47

Applying the simulation model analysis as of March 31, 2014, a 200 basis point increase in all interest rates demonstrated a 4.69% decrease in net interest income over the ensuing 12 month period, and a 100 basis point decrease in long-term interest rates (with no decrease in short-term rates, or adjusted as discussed above) demonstrated a 1.39% decrease in net interest income, when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.
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
In general, our interest-bearing liabilities will reprice more rapidly in a rising rate environment than our interest-earning assets, resulting in a decrease in net interest income as reported in the simulation analysis, above. However, many of our interest-earning assets have relatively short lives and within a few quarters after the first year results we expect that the positive impact from the repricing of the interest-earning assets will more than make up for the increases in interest expense.

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.
Risk Factors
We believe that the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2013, continue to represent the most significant risks to our future results of operations and financial conditions, without modification or amendment. Please refer to such risk factors listed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

# 48

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

In connection with Arrow's acquisition by merger in February 2011 of Upstate Agency, Inc., an insurance agency specializing in the sale of property and casualty insurance, Arrow issued at closing of the transaction and in post-closing payments to date, to the sole shareholder of Upstate, in exchange for all of his shares of the agency, a total of 151,449 shares, as adjusted for subsequent stock dividends, of Arrow's common stock and approximately $2.93 million in cash. The acquisition agreement also provided for possible post-closing payments of additional shares of Arrow's common stock to the former shareholder of Upstate, contingent upon the financial performance and business results of Upstate as a subsidiary of Glens Falls National over the three-year period following the closing of the acquisition. The final post-closing stock payment to the former Upstate shareholder was completed in March 2014. All shares issued to the Upstate shareholder at the original closing and issuable to him in future post-closing payments were and will be issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder. This exemption was and remains available because at closing the sole shareholder of Upstate was a New York resident and Upstate was a New York corporation having substantially all of its assets and business operations in the State of New York.
Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its common stock during the three months ended March 31, 2014:

First Quarter 2014 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
January	11,060	$25.26	10,000	$4,748,300
February	23,007	24.90	18,900	4,281,117
March	31,423	26.81	—	4,281,117
Total	65,490	25.88	28,900
1 Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the Company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options. In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods: January – DRIP market purchases (1,060 shares); February – DRIP market purchases (2,173 shares), exercise of stock options (1,934 shares); March – DRIP market purchases (16,649 shares), exercise of stock options (14,774 shares) .
2 Shares repurchased by the Company under its publicly-announced stock repurchase program (i.e., the $5 million stock repurchase program authorized by the Board of Directors in November 2013 and effective January 1, 2014 (the “2014 Repurchase Program”)) during the quarter.
3 Represents the dollar amount of repurchase authority remaining at each month-end during the quarter under the 2014 Repurchase Program, the Company’s only publicly-announced stock repurchase program in effect at the end of each such month.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None
Item 5.
Other Information - None

# 49

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

# 50

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

May 8, 2014	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

May 8, 2014	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 51