Form 10-Q
period 2014-06-30
ARROW FINANCIAL CORP
filed 2014-08-06
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2014
Common Stock, par value $1.00 per share	12,351,522

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - Financial Information

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	June 30, 2014	December 31, 2013	June 30, 2013
ASSETS
Cash and Due From Banks	$35,351	$37,275	$32,706
Interest-Bearing Deposits at Banks	16,459	12,705	11,894
Investment Securities:
Available-for-Sale	366,848	457,606	501,574
Held-to-Maturity (Approximate Fair Value of $304,259 at June 30, 2014; $302,305 at December 31, 2013; and $252,691 at June 30, 2013)	297,437	299,261	248,914
Federal Home Loan Bank and Federal Reserve Bank Stock	4,583	6,281	6,136
Loans	1,344,124	1,266,472	1,204,734
Allowance for Loan Losses	(15,036)	(14,434)	(14,678)
Net Loans	1,329,088	1,252,038	1,190,056
Premises and Equipment, Net	28,465	29,154	29,301
Goodwill	22,003	22,003	22,003
Other Intangible Assets, Net	3,865	4,140	4,384
Other Assets	48,952	43,235	36,201
Total Assets	$2,153,051	$2,163,698	$2,083,169
LIABILITIES
Noninterest-Bearing Deposits	$286,735	$278,958	$261,910
NOW Accounts	820,589	817,366	754,371
Savings Deposits	523,626	498,779	494,586
Time Deposits of $100,000 or More	70,600	78,928	87,369
Other Time Deposits	159,116	168,299	181,669
Total Deposits	1,860,666	1,842,330	1,779,905
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	16,896	11,777	14,738
Federal Home Loan Bank Overnight Advances	24,000	53,000	40,000
Federal Home Loan Bank Term Advances	10,000	20,000	30,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Other Liabilities	23,873	24,437	20,919
Total Liabilities	1,955,435	1,971,544	1,905,562
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (16,744,486 Shares Issued at June 30, 2014, and December 31, 2013; and 16,416,163 Shares Issued at June 30, 2013)	16,744	16,744	16,416
Additional Paid-in Capital	230,131	229,290	219,772
Retained Earnings	32,132	27,457	30,625
Unallocated ESOP Shares (74,845 Shares at June 30, 2014; 87,641 Shares at December 31, 2013; and 95,172 Shares at June 30, 2013)	(1,550)	(1,800)	(1,900)
Accumulated Other Comprehensive Loss	(3,489)	(4,373)	(11,739)
Treasury Stock, at Cost (4,319,587 Shares at June 30, 2014; 4,296,723 Shares at December 31, 2013; and 4,277,680 Shares at June 30, 2013)	(76,352)	(75,164)	(75,567)
Total Stockholders’ Equity	197,616	192,154	177,607
Total Liabilities and Stockholders’ Equity	$2,153,051	$2,163,698	$2,083,169
See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$13,202	$12,650	$25,976	$25,433
Interest on Deposits at Banks	16	19	29	46
Interest and Dividends on Investment Securities:
Fully Taxable	2,041	1,639	4,049	3,435
Exempt from Federal Taxes	1,436	1,501	2,907	2,891
Total Interest and Dividend Income	16,695	15,809	32,961	31,805
INTEREST EXPENSE
NOW Accounts	495	786	959	1,564
Savings Deposits	226	277	445	545
Time Deposits of $100,000 or More	201	305	431	624
Other Time Deposits	359	505	750	1,059
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	5	6	9	9
Federal Home Loan Bank Advances	127	199	272	372
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	142	145	283	289
Total Interest Expense	1,555	2,223	3,149	4,462
NET INTEREST INCOME	15,140	13,586	29,812	27,343
Provision for Loan Losses	505	100	963	200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,635	13,486	28,849	27,143
NONINTEREST INCOME
Income From Fiduciary Activities	1,906	1,758	3,779	3,332
Fees for Other Services to Customers	2,377	2,371	4,571	4,653
Insurance Commissions	2,293	2,176	4,737	4,204
Net (Loss) Gain on Securities Transactions	(27)	13	(27)	540
Net Gain on Sales of Loans	166	498	289	1,105
Other Operating Income	304	255	556	411
Total Noninterest Income	7,019	7,071	13,905	14,245
NONINTEREST EXPENSE
Salaries and Employee Benefits	7,880	7,637	15,522	15,258
Occupancy Expenses, Net	2,316	2,119	4,657	4,395
FDIC Assessments	282	267	555	531
Other Operating Expense	3,259	3,251	6,469	6,501
Total Noninterest Expense	13,737	13,274	27,203	26,685
INCOME BEFORE PROVISION FOR INCOME TAXES	7,917	7,283	15,551	14,703
Provision for Income Taxes	2,393	2,076	4,707	4,315
NET INCOME	$5,524	$5,207	$10,844	$10,388
Average Shares Outstanding:
Basic	12,348	12,261	12,351	12,267
Diluted	12,369	12,279	12,373	12,285
Per Common Share:
Basic Earnings	$0.45	$0.42	$0.88	$0.85
Diluted Earnings	0.45	0.42	0.88	0.85

Share and Per Share Amounts have been restated for the September 2013 2% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$5,524	$5,207	$10,844	$10,388
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding Gains Arising During the Period	514	(3,643)	755	(3,423)
Reclassification Adjustment for Securities Losses (Gains) Included in Net Income	16	(8)	16	(326)
Amortization of Net Retirement Plan Actuarial Loss	69	236	139	472
Accretion of Net Retirement Plan Prior Service Credit	(13)	—	(26)	—
Other Comprehensive Income (Loss)	586	(3,415)	884	(3,277)
Comprehensive Income	$6,110	$1,792	$11,728	$7,111

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2013	$16,744	$229,290	$27,457	$(1,800)	$(4,373)	$(75,164)	$192,154
Net Income	—	—	10,844	—	—	—	10,844
Other Comprehensive (Loss) Income	—	—	—	—	884	—	884
Cash Dividends Paid, $.50 per Share [1]	—	—	(6,169)	—	—	—	(6,169)
Stock Options Exercised, Net (21,565 Shares)	—	308	—	—	—	212	520
Shares Issued Under the Directors’ Stock Plan (3,872 Shares)	—	63	—	—	—	38	101
Shares Issued Under the Employee Stock Purchase Plan (9,713 Shares)	—	146	—	—	—	95	241
Stock-Based Compensation Expense	—	180	—	—	—	—	180
Tax Benefit for Disposition of Stock Options	—	9	—	—	—	—	9
Purchase of Treasury Stock (61,609 Shares)	—	—	—	—	—	(1,568)	(1,568)
Acquisition of Subsidiaries (3,595 Shares)	—	56	—	—	—	35	91
Allocation of ESOP Stock (12,796 Shares)	—	79	—	250	—	—	329
Balance at June 30, 2014	$16,744	$230,131	$32,132	$(1,550)	$(3,489)	$(76,352)	$197,616

Balance at December 31, 2012	$16,416	$218,650	$26,251	$(2,150)	$(8,462)	$(74,880)	$175,825
Net Income	—	—	10,388	—	—	—	10,388
Other Comprehensive (Loss) Income	—	—	—	—	(3,277)	—	(3,277)
Cash Dividends Paid, $.49 per Share [1]	—	—	(6,014)	—	—	—	(6,014)
Stock Options Exercised, Net (23,685 Shares)	—	262	—	—	—	233	495
Shares Issued Under the Directors’ Stock Plan (4,255 Shares)	—	64	—	—	—	42	106
Shares Issued Under the Employee Stock Purchase Plan (10,402 Shares)	—	141	—	—	—	103	244
Shares Issued for Dividend Reinvestment Plans (17,323 Shares)	—	260	—	—	—	170	430
Stock-Based Compensation Expense	—	189	—	—	—	—	189
Tax Benefit for Disposition of Stock Options	—	9	—	—	—	—	9
Purchase of Treasury Stock (54,231 Shares)	—	—	—	—	—	(1,329)	(1,329)
Acquisition of Subsidiaries (9,503 Shares)	—	139	—	—	—	94	233
Allocation of ESOP Stock (7,718 Shares)	—	58	—	250	—	—	308
Balance at June 30, 2013	$16,416	$219,772	$30,625	$(1,900)	$(11,739)	$(75,567)	$177,607

1 Cash dividends paid per share have been adjusted for the September 2013 2% stock dividend.

See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
Cash Flows from Operating Activities:	2014	2013
Net Income	$10,844	$10,388
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	963	200
Depreciation and Amortization	3,854	4,785
Allocation of ESOP Stock	329	308
Gains on the Sale of Securities Available-for-Sale	—	(527)
Gains on the Sale of Securities Held-to-Maturity	—	(18)
Losses on the Sale of Securities Held-to-Maturity	—	5
Losses on the Sale of Securities Available-for-Sale	27	—
Loans Originated and Held-for-Sale	(9,723)	(32,465)
Proceeds from the Sale of Loans Held-for-Sale	8,993	35,868
Net Gains on the Sale of Loans	(289)	(1,105)
Net Losses on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	46	106
Contributions to Retirement Benefit Plans	(465)	(221)
Deferred Income Tax Benefit	(180)	(93)
Shares Issued Under the Directors’ Stock Plan	101	106
Stock-Based Compensation Expense	180	189
Net (Increase) Decrease in Other Assets	(714)	3,760
Net Increase (Decrease) in Other Liabilities	67	(2,690)
Net Cash Provided By Operating Activities	14,033	18,596
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	40,725	16,273
Proceeds from the Maturities and Calls of Securities Available-for-Sale	107,292	60,679
Purchases of Securities Available-for-Sale	(57,515)	(107,772)
Proceeds from the Sale of Securities Held-to-Maturity	—	1,181
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	37,435	17,905
Purchases of Securities Held-to-Maturity	(36,380)	(29,112)
Net Increase in Loans	(77,926)	(36,195)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	918	440
Purchase of Premises and Equipment	(618)	(1,453)
Cash Paid for Subsidiaries, Net	(75)	(75)
Net Decrease (Increase) in Other Investments	1,698	(344)
Purchase of Bank Owned Life Insurance	(5,245)	—
Net Cash Provided By (Used In) Investing Activities	10,309	(78,473)
Cash Flows from Financing Activities:
Net Increase in Deposits	18,336	48,750
Net (Decrease) Increase in Short-Term Borrowings	(23,881)	13,060
Repayments of Federal Home Loan Bank Term Advances	(10,000)	—
Purchase of Treasury Stock	(1,568)	(1,329)
Stock Options Exercised, Net	520	495
Shares Issued Under the Employee Stock Purchase Plan	241	244
Tax Benefit from Exercise of Stock Options	9	9
Shares Issued for Dividend Reinvestment Plans	—	430
Cash Dividends Paid	(6,169)	(6,014)
Net Cash (Used In) Provided By Financing Activities	(22,512)	55,645
Net Increase in Cash and Cash Equivalents	1,830	(4,232)
Cash and Cash Equivalents at Beginning of Period	49,980	48,832
Cash and Cash Equivalents at End of Period	$51,810	$44,600

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$3,222	$4,552
Income Taxes	4,485	4,011
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	932	684
Acquisition of Subsidiaries	91	233

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2014, December 31, 2013 and June 30, 2013; the results of operations for the three and six-month periods ended June 30, 2014 and 2013; the consolidated statements of comprehensive income for the three and six-month periods ended June 30, 2014 and 2013; the changes in stockholders' equity for the six-month periods ended June 30, 2014 and 2013; and the cash flows for the six-month periods ended June 30, 2014 and 2013. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current presentation. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2013, included in Arrow's 2013 Form 10-K.

New Accounting Standards Updates (ASU): During 2014, through the date of this report, the FASB issued twelve accounting standards updates, only two of which apply to Arrow.
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

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at June 30, 2014, December 31, 2013 and June 30, 2013:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
June 30, 2014
Available-For-Sale Securities, at Amortized Cost	$92,328	$102,456	$148,672	$17,065	$1,120	$361,641
Available-For-Sale Securities, at Fair Value	92,186	102,862	153,770	16,829	1,201	366,848
Gross Unrealized Gains	4	413	5,143	15	81	5,656
Gross Unrealized Losses	146	7	45	251	—	449
Available-For-Sale Securities, Pledged as Collateral						228,990

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	42,106	9,470	—		51,576
From 1 - 5 Years	80,659	58,160	126,647	16,065		281,531
From 5 - 10 Years	11,669	1,550	12,555	—		25,774
Over 10 Years	—	640	—	1,000		1,640

Maturities of Debt Securities, at Fair Value:
Within One Year	—	42,194	9,576	—		51,770
From 1 - 5 Years	80,520	58,460	130,851	16,029		285,860
From 5 - 10 Years	11,666	1,568	13,343	—		26,577
Over 10 Years	—	640	—	800		1,440

# 8

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$42,888	$2,860	$8,740	$—	$—	$54,488
12 Months or Longer	33,031	4,223	1,935	8,537	—	47,726
Total	$75,919	$7,083	$10,675	$8,537	$—	$102,214
Number of Securities in a Continuous Loss Position	24	24	8	12	—	68

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$30	$—	$34	$—	$—	$64
12 Months or Longer	116	7	11	251	—	385
Total	$146	$7	$45	$251	$—	$449

December 31, 2013
Available-For-Sale Securities, at Amortized Cost	$136,868	$127,224	$171,321	$17,142	$1,120	$453,675
Available-For-Sale Securities, at Fair Value	136,475	127,389	175,778	16,798	1,166	457,606
Gross Unrealized Gains	2	306	4,714	10	46	5,078
Gross Unrealized Losses	395	141	257	354	—	1,147
Available-For-Sale Securities, Pledged as Collateral						243,769

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$60,664	$29,967	$15,190	$7,375	$—	$113,196
12 Months or Longer	33,849	4,597	11,841	6,063	—	56,350
Total	$94,513	$34,564	$27,031	$13,438	$—	$169,546
Number of Securities in a Continuous Loss Position	26	107	13	19	—	165

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$336	$120	$108	$92	$—	$656
12 Months or Longer	59	21	149	262	—	491
Total	$395	$141	$257	$354	$—	$1,147

June 30, 2013
Available-For-Sale Securities, at Amortized Cost	$151,199	$131,154	$197,775	$17,219	$1,120	$498,467
Available-For-Sale Securities, at Fair Value	150,046	130,444	203,230	16,711	1,143	501,574
Gross Unrealized Gains	—	135	5,586	—	23	5,744
Gross Unrealized Losses	1,153	845	131	508	—	2,637
Available-For-Sale Securities, Pledged as Collateral						270,243

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$150,048	$80,443	$6,750	$15,910	$—	$253,151
12 Months or Longer	—	4,228	—	800	—	5,028
Total	$150,048	$84,671	$6,750	$16,710	$—	$258,179
Number of Securities in a Continuous Loss Position	47	347	3	22	—	419

# 9

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1,153	$826	$131	$308	$—	$2,418
12 Months or Longer	—	19	—	200	—	219
Total	$1,153	$845	$131	$508	$—	$2,637

The following table is the schedule of Held-To-Maturity Securities at June 30, 2014, December 31, 2013 and June 30, 2013:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
June 30, 2014
Held-To-Maturity Securities, at Amortized Cost	$174,888	$121,549	$1,000	$297,437
Held-To-Maturity Securities, at Fair Value	180,211	123,048	1,000	304,259
Gross Unrealized Gains	5,473	1,533	—	7,006
Gross Unrealized Losses	150	34	—	184
Held-To-Maturity Securities, Pledged as Collateral				296,437

Maturities of Debt Securities, at Amortized Cost:
Within One Year	30,255	—	—	30,255
From 1 - 5 Years	81,521	37,372	—	118,893
From 5 - 10 Years	60,657	84,177	—	144,834
Over 10 Years	2,455	—	1,000	3,455

Maturities of Debt Securities, at Fair Value:
Within One Year	30,369	—	—	30,369
From 1 - 5 Years	84,085	37,752	—	121,837
From 5 - 10 Years	63,203	85,296	—	148,499
Over 10 Years	2,554	—	1,000	3,554

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$2,697	$9,561	$—	$12,258
12 Months or Longer	13,839	1,194	—	15,033
Total	$16,536	$10,755	$—	$27,291
Number of Securities in a Continuous Loss Position	63	4	—	67

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$29	$27	$—	$56
12 Months or Longer	121	7	—	128
Total	$150	$34	$—	$184

# 10

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2013
Held-To-Maturity Securities, at Amortized Cost	$198,206	$100,055	$1,000	$299,261
Held-To-Maturity Securities, at Fair Value	202,390	98,915	1,000	302,305
Gross Unrealized Gains	4,762	24	—	4,786
Gross Unrealized Losses	578	1,164	—	1,742
Held-To-Maturity Securities, Pledged as Collateral				298,261

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$23,633	$85,339	$—	$108,972
12 Months or Longer	5,111	—	—	5,111
Total	$28,744	$85,339	$—	$114,083
Number of Securities in a Continuous Loss Position	101	36	—	137

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$519	$1,164	$—	$1,683
12 Months or Longer	59	—	—	59
Total	$578	$1,164	$—	$1,742

June 30, 2013
Held-To-Maturity Securities, at Amortized Cost	$200,182	$47,732	$1,000	$248,914
Held-To-Maturity Securities, at Fair Value	204,153	47,538	1,000	252,691
Gross Unrealized Gains	4,833	8	—	4,841
Gross Unrealized Losses	862	202	—	1,064
Held-To-Maturity Securities, Pledged as Collateral				247,914

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$39,598	$42,813	$—	$82,411
12 Months or Longer	13,204	—	—	13,204
Total	$52,802	$42,813	$—	$95,615
Number of Securities in a Continuous Loss Position	172	27	—	199

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$712	$203	$—	$915
12 Months or Longer	149	—	—	149
Total	$861	$203	$—	$1,064

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

# 11

In the available-for-sale category at June 30, 2014, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $92.3 million and a fair value of $92.2 million. Mortgage-backed securities - residential consisted of U.S. Government Agency securities with an amortized cost of $29.4 million and a fair value of $30.1 million and government sponsored entity (GSE) securities with an amortized cost of $119.3 million and a fair value of $123.7 million. In the held-to-maturity category at June 30, 2014, mortgage-backed securities-residential consisted of U.S Government Agency securities with an amortized cost of $4.6 million and a fair value of $4.7 million and GSE securities with an amortized cost of $116.9 million and a fair value of $118.3 million.
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
In the available-for-sale category at June 30, 2013, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $151.2 million and a fair value of $150.0 million. Mortgage-backed securities-residential consisted of US Government Agency securities with an amortized cost of $34.1 million and a fair value of $35.1 million and GSE securities with an amortized cost of $163.7 million and a fair value of $168.1 million. In the held-to-maturity category at June 30, 2013, mortgage-backed securities-residential consisted of GSE securities with an amortized cost of $47.7 million and a fair value of $47.5 million.
Securities in a continuous loss position, in the tables above for June 30, 2014, December 31, 2013 and June 30, 2013, do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated at least Aaa by Moody's or AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to June 30, 2014, and through the date of filing this report, there were no securities downgraded below investment grade.
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

# 12

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of June 30, 2014, December 31, 2013 and June 30, 2013 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.   Loans held-for-sale of $1,084, $64 and $503 as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively, are included in the residential real estate loan balances.

Past Due Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
June 30, 2014
Loans Past Due 30-59 Days	$212	$—	$—	$30	$2,696	$439	$3,377
Loans Past Due 60-89 Days	575	—	443	6	811	1,441	3,276
Loans Past Due 90 or more Days	108	—	1,887	—	272	2,955	5,222
Total Loans Past Due	895	—	2,330	36	3,779	4,835	11,875
Current Loans	92,995	29,702	307,316	7,827	405,522	488,887	1,332,249
Total Loans	$93,890	$29,702	$309,646	$7,863	$409,301	$493,722	$1,344,124

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$51	$—	$5	$1,269	$1,325
Nonaccrual Loans	$164	$—	$2,079	$1	$472	$3,469	$6,185

December 31, 2013
Loans Past Due 30-59 Days	$304	$—	$200	$37	$3,233	$529	$4,303
Loans Past Due 60-89 Days	601	—	1,200	19	1,041	1,527	4,388
Loans Past Due 90 or more Days	177	—	2,034	—	98	3,113	5,422
Total Loans Past Due	1,082	—	3,434	56	4,372	5,169	14,113
Current Loans	86,811	27,815	284,685	7,593	389,832	455,623	1,252,359
Total Loans	$87,893	$27,815	$288,119	$7,649	$394,204	$460,792	$1,266,472

Loans 90 or More Days Past Due and Still Accruing Interest	$28	$—	$—	$—	$—	$624	$652
Nonaccrual Loans	$352	$—	$2,048	$—	$219	$3,860	$6,479

June 30, 2013
Loans Past Due 30-59 Days	$765	$—	$262	$16	$2,346	$1,161	$4,550
Loans Past Due 60-89 Days	655	—	997	15	527	1,196	3,390
Loans Past Due 90 or more Days	220	—	1,875	4	114	1,402	3,615
Total Loans Past Due	1,640	—	3,134	35	2,987	3,759	11,555
Current Loans	85,909	30,980	256,665	7,421	372,073	440,131	1,193,179
Total Loans	$87,549	$30,980	$259,799	$7,456	$375,060	$443,890	$1,204,734

Loans 90 or More Days Past Due and Still Accruing Interest	$154	$—	$—	$—	$—	$606	$760
Nonaccrual Loans	$299	$—	$1,941	$7	$264	$3,080	$5,591

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

Residential Real Estate Mortgages - Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. We originate adjustable-rate and fixed-rate one-to-four-family residential real estate loans for the construction, purchase or refinancing of an existing mortgage. These loans are collateralized primarily by owner-occupied properties generally located in the Company’s market area. Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 85% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance. The Company’s underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals, and a review of the borrower’s financial condition. Mortgage title insurance and hazard insurance are normally required. It is our general practice to underwrite our residential real estate loans to secondary market standards. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period. In addition, the Company offers fixed home equity loans as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Our policy allows for a maximum loan to value ratio of 80%, although periodically higher advances are allowed.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second junior lien position on one-to-four-family residential real estate).  Risk is generally reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
March 31, 2014	$1,797	$420	$3,778	$280	$4,306	$3,077	$978	$14,636
Charge-offs	(43)	—	—	(12)	(83)	(30)	—	(168)
Recoveries	6	—	—	—	57	—	—	63
Provision	295	25	(8)	(2)	134	86	(25)	505
June 30, 2014	$2,055	$445	$3,770	$266	$4,414	$3,133	$953	$15,036

March 31, 2013	$1,619	$612	$3,379	$308	$4,294	$3,392	$999	$14,603
Charge-offs	(15)	—	—	(5)	(72)	—	—	(92)
Recoveries	36	—	—	—	31	—	—	67
Provision	(88)	34	(86)	(4)	104	16	124	100
June 30, 2013	$1,552	$646	$3,293	$299	$4,357	$3,408	$1,123	$14,678

# 14

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2013	$1,886	$417	$3,545	$272	$4,206	$3,026	$1,082	$14,434
Charge-offs	(166)	—	—	(26)	(267)	(45)	—	(504)
Recoveries	25	—	—	1	117	—	—	143
Provision	310	28	225	19	358	152	(129)	963
June 30, 2014	$2,055	$445	$3,770	$266	$4,414	$3,133	$953	$15,036

December 31, 2012	$2,344	$601	$3,050	$304	$4,536	$3,405	$1,058	$15,298
Charge-offs	(788)	—	(11)	(13)	(170)	—	—	(982)
Recoveries	40	—	—	—	122	—	—	162
Provision	(44)	45	254	8	(131)	3	65	200
June 30, 2013	$1,552	$646	$3,293	$299	$4,357	$3,408	$1,123	$14,678

June 30, 2014
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$82	$—	$82
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$2,055	$445	$3,770	$266	$4,414	$3,051	$953	$14,954
Ending Loan Balance - Individually Evaluated for Impairment	$208	$—	$1,493	$—	$125	$1,695	$—	$3,521
Ending Loan Balance - Collectively Evaluated for Impairment	$93,682	$29,702	$308,153	$7,863	$409,176	$492,027	$—	$1,340,603

December 31, 2013
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,886	$417	$3,545	$272	$4,206	$3,026	$1,082	$14,434
Ending Loan Balance - Individually Evaluated for Impairment	$221	$—	$1,785	$—	$173	$2,309	$—	$4,488
Ending Loan Balance - Collectively Evaluated for Impairment	$87,672	$27,815	$286,334	$7,649	$394,031	$458,483	$—	$1,261,984

June 30, 2013
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,552	$646	$3,293	$299	$4,357	$3,408	$1,123	$14,678
Ending Loan Balance - Individually Evaluated for Impairment	$33	$—	$1,481	$—	$184	$1,078	$—	$2,776
Ending Loan Balance - Collectively Evaluated for Impairment	$87,516	$30,980	$258,318	$7,456	$374,876	$442,812	$—	$1,201,958
# 15

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

# 16

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at June 30, 2014, December 31, 2013 and June 30, 2013:

Loan Credit Quality Indicators
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
June 30, 2014
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$81,183	$29,702	$286,863				$397,748
Special Mention	2,642	—	3,515				6,157
Substandard	10,065	—	19,268				29,333
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				$7,862	$408,821	$488,984	905,667
Nonperforming				1	480	4,738	5,219

December 31, 2013
Credit Risk Profile by Creditworthiness Category:
Satisfactory	79,966	27,815	267,612				375,393
Special Mention	204	—	634				838
Substandard	7,723	—	19,873				27,596
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				7,649	393,985	456,308	857,942
Nonperforming				—	219	4,484	4,703

June 30, 2013
Credit Risk Profile by Creditworthiness Category:
Satisfactory	81,067	29,816	238,702				349,585
Special Mention	262	—	1,349				1,611
Substandard	6,220	1,164	19,748				27,132
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				7,449	374,796	440,203	822,448
Nonperforming				7	264	3,687	3,958

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

Impaired Loans
The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
June 30, 2014
Recorded Investment:
With No Related Allowance	$208	$—	$1,493	$—	$125	$1,121	$2,947
With a Related Allowance	—	—	—	—	—	574	574
Unpaid Principal Balance:
With No Related Allowance	208	—	1,493	—	125	1,121	2,947
With a Related Allowance	—	—	—	—	—	574	574

December 31, 2013
Recorded Investment:
With No Related Allowance	$221	$—	$1,785	$—	$173	$2,309	$4,488
With a Related Allowance	—	—	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	221	—	1,785	—	173	2,309	4,488
With a Related Allowance	—	—	—	—	—	—	—

June 30, 2013
Recorded Investment:
With No Related Allowance	$33	$—	$1,481	$—	$184	$1,078	$2,776
With a Related Allowance	—	—	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	33	—	1,481	—	184	1,078	$2,776
With a Related Allowance	—	—	—	—	—	—	—

For the Quarter Ended:
June 30, 2014
Average Recorded Balance:
With No Related Allowance	$211	$—	$1,652	$—	$135	$1,517	$3,515
With a Related Allowance	—	—	—	—	—	394	394
Interest Income Recognized:
With No Related Allowance	2	—	—	—	2	—	4
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—
With a Related Allowance	—	—	—	—	—	—	—

June 30, 2013
Average Recorded Balance:
With No Related Allowance	$35	$—	$1,493	$—	$183	$1,082	$2,793
With a Related Allowance	—	—	—	—	—	—	—
Interest Income Recognized:
With No Related Allowance	1	—	—	—	3	—	4
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—
With a Related Allowance	—	—	—	—	—	—	—

# 18

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
For the Year-To-Date Period Ended:
June 30, 2014
Average Recorded Balance:
With No Related Allowance	$215	$—	$1,639	$—	$149	$1,715	$3,718
With a Related Allowance	—	—	—	—	—	287	287
Interest Income Recognized:
With No Related Allowance	5	—	10	—	4	1	20
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—
With a Related Allowance	—	—	—	—	—	—	—

June 30, 2013
Average Recorded Balance:
With No Related Allowance	$39	$—	$2,005	$—	$194	$1,084	$3,322
With a Related Allowance	345	—	—	—	—	—	345
Interest Income Recognized:
With No Related Allowance	2	—	—	—	5	4	11
With a Related Allowance	72	—	—	—	—	—	72
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—
With a Related Allowance	72	—	—	—	—	—	72

At June 30, 2014, December 31, 2013 and June 30, 2013, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

# 19

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated:

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
For the Quarter Ended:
June 30, 2014
Number of Loans	—	—	—	—	—	1	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$—	$574	$574
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$—	$574	$574

June 30, 2013
Number of Loans	—	—	—	—	3	—	3
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$30	$—	$30
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$30	$—	$30

For the Year-To-Date Period Ended:
June 30, 2014
Number of Loans	—	—	—	—	1	1	2
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$2	$574	$576
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$2	$574	$576

June 30, 2013
Number of Loans	—	—	—	—	5	—	5
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$41	$—	$41
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$41	$—	$41

In general, loans requiring modification are restructured to accommodate the projected cashflows of the borrower. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of June 30, 2014.

Note 4.    GUARANTEES (In Thousands)

The following table presents the balance for standby letters of credit for the periods ended June 30, 2014, December 31, 2013 and June 30, 2013:

Loan Commitments and Letters of Credit
	June 30, 2014	December 31, 2013	June 30, 2013
Notional Amount:
Commitments to Extend Credit	$252,064	$237,940	$219,622
Standby Letters of Credit	3,208	3,345	3,439
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	53	65	56

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

# 20

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at June 30, 2014, December 31, 2013 and June 30, 2013 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit typically range from 1% to 3% of the notional amount.  Fees are collected upfront and are amortized over the life of the commitment. The fair values of Arrow's standby letters of credit at June 30, 2014, December 31, 2013 and June 30, 2013, in the table above, were the same as the carrying amounts.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 21

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three and six months ended June 30, 2014 and 2013 :

Schedule of Comprehensive Income
	Three Months Ended June 30,			Six Months Ended June 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2014
Net Unrealized Securities Holding Gains Arising During the Period	$850	$(336)	$514	$1,249	$(494)	$755
Reclassification Adjustment for Securities Gains Included in Net Income	27	(11)	16	27	(11)	16
Amortization of Net Retirement Plan Actuarial Loss	114	(45)	69	230	(91)	139
Accretion of Net Retirement Plan Prior Service Credit	(21)	8	(13)	(43)	17	(26)
Other Comprehensive Income	$970	$(384)	$586	$1,463	$(579)	$884

2013
Net Unrealized Securities Holding Gains Arising During the Period	$(6,034)	$2,391	$(3,643)	$(5,667)	$2,244	$(3,423)
Reclassification Adjustment for Securities Gains Included in Net Income	(13)	5	(8)	(540)	214	(326)
Amortization of Net Retirement Plan Actuarial Loss	392	(156)	236	783	(311)	472
Other Comprehensive Loss	$(5,655)	$2,240	$(3,415)	$(5,424)	$2,147	$(3,277)

# 22

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Quarter-To-Date periods ended:

March 31, 2014	$2,615	$(6,627)	$(63)	$(4,075)
Other comprehensive income before reclassifications	514	—	—	514
Amounts reclassified from accumulated other comprehensive income	16	69	(13)	72
Net current-period other comprehensive income	530	69	(13)	586
June 30, 2014	$3,145	$(6,558)	$(76)	$(3,489)

March 31, 2013	$5,527	$(13,800)	$(51)	$(8,324)
Other comprehensive income before reclassifications	(3,643)	—	—	(3,643)
Amounts reclassified from accumulated other comprehensive income	(8)	236	—	228
Net current-period other comprehensive income	(3,651)	236	—	(3,415)
June 30, 2013	$1,876	$(13,564)	$(51)	$(11,739)

For the Year-To-Date periods ended:

December 31, 2013	$2,374	$(6,697)	$(50)	$(4,373)
Other comprehensive income before reclassifications	755	—	—	755
Amounts reclassified from accumulated other comprehensive income	16	139	(26)	129
Net current-period other comprehensive income	771	139	(26)	884
June 30, 2014	$3,145	$(6,558)	$(76)	$(3,489)

December 31, 2012	$5,625	$(14,036)	$(51)	$(8,462)
Other comprehensive income before reclassifications	(3,423)	—	—	(3,423)
Amounts reclassified from accumulated other comprehensive income	(326)	472	—	146
Net current-period other comprehensive income	(3,749)	472	—	(3,277)
June 30, 2013	$1,876	$(13,564)	$(51)	$(11,739)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 23

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

June 30, 2014

Unrealized gains and losses on available-for-sale securities
	$(27)		Gain on Securities Transactions
	(27)		Total before tax
	11		Provision for Income Taxes
	$(16)		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$21	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(114)	(2)	Salaries and Employee Benefits
	(93)		Total before tax
	37		Provision for Income Taxes
	$(56)		Net of tax

Total reclassifications for the period	$(72)		Net of tax

June 30, 2013

Unrealized gains and losses on available-for-sale securities
	$13		Gain on Securities Transactions
	13		Total before tax
	(5)		Provision for Income Taxes
	$8		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$—	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(392)	(2)	Salaries and Employee Benefits
	(392)		Total before tax
	156		Provision for Income Taxes
	$(236)		Net of tax

Total reclassifications for the period	$(228)		Net of tax

# 24

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

June 30, 2014

Unrealized gains and losses on available-for-sale securities
	$(27)		Gain on Securities Transactions
	(27)		Total before tax
	11		Provision for Income Taxes
	$(16)		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$43	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(230)	(2)	Salaries and Employee Benefits
	(187)		Total before tax
	74		Provision for Income Taxes
	$(113)		Net of tax

Total reclassifications for the period	$(129)		Net of tax

June 30, 2013

Unrealized gains and losses on available-for-sale securities
	$540		Gain on Securities Transactions
	540		Total before tax
	(214)		Provision for Income Taxes
	$326		Net of tax

Amortization of defined benefit pension items
Prior-service costs	—	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(783)	(2)	Salaries and Employee Benefits
	(783)		Total before tax
	311		Provision for Income Taxes
	$(472)		Net of tax

Total reclassifications for the period	$(146)		Net of tax

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
The following table presents a roll-forward of our stock option plans and grants issued during 2014:
.

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2014	389,392
Granted	74,037
Exercised	(21,565)
Forfeited	—
Outstanding at June 30, 2014	441,864
Exercisable at Period-End	305,508
Vested and Expected to Vest	136,356

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2014	$22.89
Granted	25.00
Exercised	24.12
Forfeited	—
Outstanding at June 30, 2014	23.18
Exercisable at Period-End	22.40
Vested and Expected to Vest	24.95

Grants Issued During 2013 - Weighted Average Information:
Fair Value	6.04
Fair Value Assumptions:
Dividend Yield	3.97%
Expected Volatility	35.30%
Risk Free Interest Rate	2.19%
Expected Lives (in years)	6.85

The following table presents information on the amounts expensed for the periods ended June 30, 2014 and 2013:

Share-Based Compensation Expense
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Share-Based Compensation Expense	$90	$92	$180	$189

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 26

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three and six-month periods ended June 30:

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended June 30, 2014:
Service Cost	$376	$—	$53
Interest Cost	268	48	62
Expected Return on Plan Assets	(723)	—	—
Amortization of Prior Service (Credit) Cost	(11)	18	(28)
Amortization of Net Loss	86	22	6
Net Periodic Benefit Cost	$(4)	$88	$93

Plan Contributions During the Period	$—	$118	$86

For the Three Months Ended June 30, 2013:
Service Cost	$367	$5	$51
Interest Cost	276	10	69
Expected Return on Plan Assets	(716)	—	—
Amortization of Prior Service (Credit) Cost	9	20	(29)
Amortization of Net Loss	312	38	42
Net Periodic Benefit Cost	$248	$73	$133

Plan Contributions During the Period	$—	$110	$94

Net Periodic Benefit Cost
For the Six Months Ended June 30, 2014:
Service Cost	$753	$—	$106
Interest Cost	598	109	172
Expected Return on Plan Assets	(1,445)	—	—
Amortization of Prior Service Cost (Credit)	(22)	36	(57)
Amortization of Net Loss	172	45	13
Net Periodic Benefit Cost	$56	$190	$234

Plan Contributions During the Period	$—	$237	$228

Estimated Future Contributions in the Current Fiscal Year	$—	$237	$230

For the Six Months Ended June 30, 2013:
Service Cost	$734	$27	$102
Interest Cost	629	48	150
Expected Return on Plan Assets	(1,432)	—	—
Amortization of Prior Service (Credit) Cost	18	40	(58)
Amortization of Net Loss	624	76	83
Net Periodic Benefit Cost	$573	$191	$277

Plan Contributions During the Period	$—	$221	$175

We are not required to make a contribution to our qualified pension plan in 2014, and currently, we do not expect to make a contribution in 2014. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

# 27

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended June 30, 2014 and 2013.  All share and per share amounts have been adjusted for the September 2013 2% stock dividend.

Earnings Per Share
	Quarterly Period Ended:		Year-to-Date Period Ended:
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Earnings Per Share - Basic:
Net Income	$5,524	$5,207	$10,844	$10,388
Weighted Average Shares - Basic	12,348	12,261	12,351	12,267
Earnings Per Share - Basic	$0.45	$0.42	$0.88	$0.85

Earnings Per Share - Diluted:
Net Income	$5,524	$5,207	$10,844	$10,388
Weighted Average Shares - Basic	12,348	12,261	12,351	12,267
Dilutive Average Shares Attributable to Stock Options	21	18	22	18
Weighted Average Shares - Diluted	12,369	12,279	12,373	12,285
Earnings Per Share - Diluted	$0.45	$0.42	$0.88	$0.85
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	33	124	—	126

# 28

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2014, December 31, 2013 and June 30, 2013 were securities available-for-sale. Arrow held no securities or liabilities for trading on such date.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
June 30, 2014
Securities Available-for Sale:
U.S. Agency Obligations	$92,186	$—	$92,186	$—
State and Municipal Obligations	102,862	—	102,862	—
Mortgage-Backed Securities - Residential	153,770	—	153,770	—
Corporate and Other Debt Securities	16,829	—	16,829	—
Mutual Funds and Equity Securities	1,201	—	1,201	—
Total Securities Available-for-Sale	$366,848	$—	$366,848	$—
December 31, 2013
Securities Available-for Sale:
U.S. Agency Obligations	$136,475	$—	$136,475	$—
State and Municipal Obligations	127,389	—	127,389	—
Mortgage-Backed Securities - Residential	175,778	—	175,778	—
Corporate and Other Debt Securities	16,798	—	16,798	—
Mutual Funds and Equity Securities	1,166	—	1,166	—
Total Securities Available-for Sale	$457,606	$—	$457,606	$—
June 30, 2013
Securities Available-for Sale:
U.S. Agency Obligations	$150,046	$—	$150,046	$—
State and Municipal Obligations	130,444	—	130,444	—
Mortgage-Backed Securities - Residential	203,230	—	203,230	—
Corporate and Other Debt Securities	16,711	—	16,711	—
Mutual Funds and Equity Securities	1,143	—	1,143	—
Total Securities Available-for Sale	$501,574	$—	$501,574	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
June 30, 2014
Other Real Estate Owned and Repossessed Assets, Net	$326	$—	$—	$326	$(139)
December 31, 2013
Other Real Estate Owned and Repossessed Assets, Net	$144	$—	$—	$144	$(79)
June 30, 2013
Other Real Estate Owned and Repossessed Assets, Net	$1,175	$—	$—	$1,175	$(64)

# 29

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans was based on third-party appraisals of the collateral. The fair value of other real estate owned was based on third-party appraisals. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at June 30, 2014, December 31, 2013 and June 30, 2013.

# 30

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Cash and Cash Equivalents	$51,810	$51,810	$51,810	$—	$—
Securities Available-for-Sale	366,848	366,848	—	366,848	—
Securities Held-to-Maturity	297,437	304,259	—	304,259	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,583	4,583	4,583	—	—
Net Loans	1,329,088	1,342,104	—	—	1,342,104
Accrued Interest Receivable	5,849	5,849	5,849	—	—
Deposits	1,860,666	1,856,131	1,630,950	225,181	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	16,896	16,896	16,896	—	—
Federal Home Loan Bank Term Advances	34,000	34,427	24,000	10,427	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	365	365	365	—	—

December 31, 2013
Cash and Cash Equivalents	$49,980	$49,980	$49,980	$—	$—
Securities Available-for-Sale	457,606	457,606	—	457,606	—
Securities Held-to-Maturity	299,261	302,305	—	302,305	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,281	6,281	6,281	—	—
Net Loans	1,252,038	1,266,020	—	—	1,266,020
Accrued Interest Receivable	5,745	5,745	5,745	—	—
Deposits	1,842,330	1,839,613	1,595,103	244,510	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	11,777	11,777	11,777	—	—
Federal Home Loan Bank Term Advances	73,000	74,629	53,000	21,629	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	439	439	439	—	—

June 30, 2013
Cash and Cash Equivalents	$44,600	$44,600	$44,600	$—	$—
Securities Available-for-Sale	501,574	501,574	—	501,574	—
Securities Held-to-Maturity	248,914	252,691	—	252,691	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,136	6,136	6,136	—	—
Net Loans	1,190,056	1,198,430	—	—	1,198,430
Accrued Interest Receivable	5,708	5,708	5,708	—	—
Deposits	1,779,905	1,776,590	1,510,867	265,723	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	14,738	14,738	14,738	—	—
Federal Home Loan Bank Term Advances	70,000	70,267	40,000	30,267	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	493	493	493	—	—

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

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the three and six-month periods ended June 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management.

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
August 6, 2014

# 33

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2014
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

Our Peer Group - At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, this peer group is comprised of the group of 347 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for March 31, 2014 (the most recent such Report currently available), and peer group data has been derived from such Report.
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

Examples of Forward-Looking Statements:
Topic	Page	Location
Impact of market rate structure on net interest margin, loan yields and deposit rates	44	1st paragraph under "Quarterly Taxable Equivalent Yield on Loans"
	45	Last paragraph under "Quarterly Taxable Equivalent Yield on Loans"
	56	Last paragraph under "Quantitative and Qualitative Disclosures about Market Risk
Provision for loan losses	47	1st paragraph in section
Future level of nonperforming assets	48	Last 3 paragraphs under "Risk Elements"
Future level of residential real estate loans	44	2nd paragraph under "Residential Real Estate Loans"
Future level of indirect consumer loans	44	Last paragraph under "Automobile Loans"
Future level of commercial loans	44	3rd paragraph under "Commercial, Commercial Real Estate and Construction and Land Development Loans"
Future compliance with regulatory capital standards	39	1st paragraph under "Regulatory Capital and Increase in Stockholders' Equity"
	48	"Important Future Changes to Regulatory Capital Standards"
Liquidity	51	2nd full paragraph
Fees for other services to customers	52	3rd paragraph under "Noninterest Income"
Impact of changes in mortgage rates	46	Paragraph under "Investment Sales, Purchases and Maturities"
VISA	40	"VISA Class B Common Stock"

Forward-looking statements contained herein are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all such forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to:

# 34

a.	rapid and dramatic changes in economic and market conditions, such as the U.S. economy experienced in the early stages of the 2008-2009 "financial crisis;"
b.sharp fluctuations in interest rates, economic activity, and consumer spending patterns;
c.sudden changes in the market for products we provide, such as real estate loans;

d.
significant new banking laws and regulations, including an assortment of banking regulations recently issued or still to be issued under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act or Dodd-Frank);

e.	unexpected or enhanced competition from new or unforeseen sources;

f.	network attacks or unauthorized access to computer systems and network infrastructure, interruptions of service and other security risks; and

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

# 35

Selected Quarterly Information - Unaudited (dollars in thousands)

Quarter Ended	06/30/2014	03/31/2014	12/31/2013	09/30/2013	06/30/2013
Net Income	$5,524	$5,320	$5,784	$5,623	$5,207
Transactions Recorded in Net Income (Net of Tax):
Net (Loss) Gain on Securities Transactions	(16)	—	—	—	8
Net Gain on Sales of Loans	100	74	114	100	301
Share and Per Share Data:[1]
Period End Shares Outstanding	12,350	12,350	12,360	12,329	12,284
Basic Average Shares Outstanding	12,348	12,354	12,339	12,308	12,261
Diluted Average Shares Outstanding	12,369	12,378	12,387	12,344	12,279
Basic Earnings Per Share	$0.45	$0.43	$0.47	$0.46	$0.42
Diluted Earnings Per Share	0.45	0.43	0.47	0.46	0.42
Cash Dividend Per Share	0.25	0.25	0.25	0.25	0.25
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$22,486	$17,184	$46,853	$14,096	$26,632
Investment Securities	712,088	755,008	762,768	744,928	771,018
Loans	1,328,639	1,284,649	1,254,957	1,224,840	1,185,041
Deposits	1,900,399	1,887,589	1,904,922	1,800,181	1,801,346
Other Borrowed Funds	60,900	68,375	62,038	92,073	94,596
Shareholders’ Equity	196,478	194,127	184,506	179,634	178,867
Total Assets	2,183,611	2,176,038	2,176,264	2,095,017	2,099,138
Return on Average Assets	1.01%	0.99%	1.05%	1.06%	0.99%
Return on Average Equity	11.28%	11.11%	12.44%	12.42%	11.68%
Return on Tangible Equity[2]	12.99%	12.84%	14.50%	14.55%	13.70%
Average Earning Assets	$2,063,213	$2,056,841	$2,064,578	$1,983,864	$1,982,691
Average Interest-Bearing Liabilities	1,680,149	1,678,080	1,686,993	1,614,873	1,641,300
Interest Income, Tax-Equivalent	17,837	17,439	17,633	17,032	16,989
Interest Expense	1,555	1,594	1,713	1,747	2,223
Net Interest Income, Tax-Equivalent	16,282	15,845	15,920	15,285	14,766
Tax-Equivalent Adjustment	1,142	1,173	1,174	1,158	1,180
Net Interest Margin [3]	3.17%	3.12%	3.06%	3.06%	2.99%
Efficiency Ratio Calculation:
Noninterest Expense	$13,737	$13,466	$13,385	$13,133	$13,274
Less: Intangible Asset Amortization	(94)	(106)	(108)	(108)	(112)
Net Noninterest Expense	$13,643	$13,360	$13,277	$13,025	$13,162
Net Interest Income, Tax-Equivalent	$16,282	$15,845	$15,920	$15,285	$14,766
Noninterest Income	7,019	6,886	6,877	6,939	7,071
Less: Net Securities (Loss) Gain	27	—	—	—	(13)
Net Gross Income	$23,328	$22,731	$22,797	$22,224	$21,824
Efficiency Ratio	58.48%	58.77%	58.24%	58.61%	60.31%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$197,616	$194,491	$192,154	$182,683	$177,607
Book Value per Share	16.00	15.75	15.55	14.82	14.46
Intangible Assets	25,868	25,999	26,143	26,273	26,387
Tangible Book Value per Share [2]	13.91	13.64	13.43	12.69	12.31
Capital Ratios:
Tier 1 Leverage Ratio	9.39%	9.30%	9.19%	9.37%	9.19%
Tier 1 Risk-Based Capital Ratio	14.49%	14.55%	14.70%	14.59%	14.82%
Total Risk-Based Capital Ratio	15.57%	15.62%	15.77%	15.69%	15.96%
Assets Under Trust Administration and Investment Management	$1,214,841	$1,182,661	$1,174,891	$1,111,085	$1,073,523

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

# 36

Selected Six-Month Period Information (Dollars In Thousands, Except Per Share Amounts)
Year-to-Date Period Ended	06/30/2014	06/30/2013
Net Income	10,844	$10,388
Transactions Recorded in Net Income (Net of Tax):
Net Securities (Loss) Gain	(16)	326
Net Gain on Sales of Loans	175	667

Period-End Shares Outstanding	12,350	12,284
Basic Average Shares Outstanding	12,351	12,267
Diluted Average Shares Outstanding	12,373	12,285
Basic Earnings Per Share	$0.88	$0.85
Diluted Earnings Per Share	0.88	0.85
Cash Dividends Per Share	0.50	0.49

Average Assets	$2,179,846	$2,069,391
Average Equity	195,309	177,876
Return on Average Assets	1.00%	1.01%
Return on Average Equity	11.20%	11.78%

Average Earning Assets	$2,060,046	$1,952,943
Average Interest-Bearing Liabilities	1,679,119	1,615,991
Interest Income, Tax-equivalent [1]	35,276	34,048
Interest Expense	3,149	4,462
Net Interest Income, Tax-equivalent [1]	32,127	29,586
Tax-equivalent Adjustment	2,315	2,243
Net Interest Margin [1]	3.14%	3.05%
Efficiency Ratio Calculation [1]
Noninterest Expense	$27,203	$26,685
Less: Intangible Asset Amortization	(200)	(236)
Net Noninterest Expense	$27,003	$26,449
Net Interest Income, Tax-equivalent [1]	$32,127	$29,586
Noninterest Income	13,905	14,245
Less: Net Securities (Loss) Gain	27	(540)
Net Gross Income, Adjusted	$46,059	$43,291
Efficiency Ratio [1]	58.63%	61.10%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.52%	9.24%
Total Stockholders' Equity (i.e. Book Value)	$197,616	$177,607
Book Value per Share	16.00	14.46
Intangible Assets	25,868	26,387
Tangible Book Value per Share [1]	13.91	12.31
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized	0.06%	0.14%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	0.15%	0.03%
Allowance for Loan Losses as a Percentage of Period-end Loans	1.12%	1.22%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	190.14%	215.47%
Nonperforming Loans as a Percentage of Period-end Loans	0.59%	0.57%
Nonperforming Assets as a Percentage of Period-end Total Assets	0.38%	0.38%

[1] See “Use of Non-GAAP Financial Measures” on page 35.

# 37

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 35) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Quarter Ended June 30:	2014			2013
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$22,486	$16	0.29%	$26,632	$19	0.29%
Investment Securities:
Fully Taxable	415,466	2,045	1.97	437,318	1,644	1.51
Exempt from Federal Taxes	296,622	2,492	3.37	333,700	2,612	3.14
Loans	1,328,639	13,284	4.01	1,185,041	12,714	4.30
Total Earning Assets	2,063,213	17,837	3.47	1,982,691	16,989	3.44
Allowance for Loan Losses	(14,603)			(14,606)
Cash and Due From Banks	28,493			29,965
Other Assets	106,508			101,088
Total Assets	$2,183,611			$2,099,138
Deposits:
NOW Accounts	$865,910	495	0.23	$796,330	786	0.40
Savings Deposits	520,028	226	0.17	479,480	277	0.23
Time Deposits of $100,000 or More	71,656	201	1.13	87,059	305	1.41
Other Time Deposits	161,655	359	0.89	183,835	505	1.10
Total Interest-Bearing Deposits	1,619,249	1,281	0.32	1,546,704	1,873	0.49
Short-Term Borrowings	24,746	12	0.19	44,596	33	0.30
FHLBNY Term Advances and Other Long-Term Debt	36,154	262	2.91	50,000	317	2.54
Total Interest-Bearing Liabilities	1,680,149	1,555	0.37	1,641,300	2,223	0.54
Demand Deposits	281,150			254,642
Other Liabilities	25,834			24,329
Total Liabilities	1,987,133			1,920,271
Stockholders’ Equity	196,478			178,867
Total Liabilities and Stockholders’ Equity	$2,183,611			$2,099,138
Net Interest Income (Tax-equivalent Basis)		16,282			14,766
Reversal of Tax Equivalent Adjustment		(1,142)	0.22%		(1,180)	0.24%
Net Interest Income		$15,140			$13,586
Net Interest Spread			3.10%			2.90%
Net Interest Margin			3.17%			2.99%

# 38

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 35) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Six-Month Period Ended June 30:	2014			2013
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$19,850	$29	0.29%	$33,848	$46	0.27%
Investment Securities:
Fully Taxable	425,913	4,057	1.92	439,980	3,444	1.58
Exempt from Federal Taxes	307,517	5,054	3.31	301,617	4,993	3.34
Loans	1,306,766	26,136	4.03	1,177,498	25,565	4.38
Total Earning Assets	2,060,046	35,276	3.45	1,952,943	34,048	3.52
Allowance for Loan Losses	(14,493)			(14,955)
Cash and Due From Banks	29,497			30,298
Other Assets	104,796			101,105
Total Assets	$2,179,846			$2,069,391
Deposits:
NOW Accounts	$861,622	959	0.22	$794,012	1,564	0.40
Savings Deposits	515,254	445	0.17	467,462	545	0.24
Time Deposits of $100,000 or More	73,726	431	1.18	89,179	624	1.41
Other Time Deposits	163,901	750	0.92	185,646	1,059	1.15
Total Interest-Bearing Deposits	1,614,503	2,585	0.32	1,536,299	3,792	0.50
Short-Term Borrowings	26,550	31	0.24	29,692	36	0.24
FHLBNY Term Advances and Other Long-Term Debt	38,066	533	2.82	50,000	634	2.56
Total Interest-Bearing Liabilities	1,679,119	3,149	0.38	1,615,991	4,462	0.56
Demand Deposits	279,526			251,015
Other Liabilities	25,892			24,509
Total Liabilities	1,984,537			1,891,515
Stockholders’ Equity	195,309			177,876
Total Liabilities and Stockholders’ Equity	$2,179,846			$2,069,391
Net Interest Income (Tax-equivalent Basis)		32,127			29,586
Reversal of Tax Equivalent Adjustment		(2,315)	0.23%		(2,243)	0.23%
Net Interest Income		$29,812			$27,343
Net Interest Spread			3.07%			2.96%
Net Interest Margin			3.14%			3.05%

OVERVIEW
We reported net income for the second quarter of 2014 of $5.5 million, representing diluted earnings per share (EPS) of $0.45. This EPS result was an increase of three cents, or 7.1%, from the EPS of $0.42 reported for the second quarter of 2013. Return on average equity (ROE) for the 2014 quarter continued to be strong at 11.28%, although a decrease from the ROE of 11.68% for the quarter ended June 30, 2013. Return on average assets (ROA) for the 2014 second quarter was 1.01%, an increase from ROA of 0.99% for the quarter ended June 30, 2013. Although net income increased period-to-period, average equity increased at a faster pace, with the result that the return on average equity fell between the two comparative quarters. Net interest income for the 2014 second quarter was $16.3 million on a tax-equivalent basis, an increase of $1.5 million, or 10.3%, from net interest income of $14.8 million for the quarter ended June 30, 2013. The net interest margin also increased from the year earlier quarter by 18 basis points, from 2.99% to 3.17%. Total assets were $2.153 billion at June 30, 2014, which represented a decrease of $10.6 million, or 0.5%, from the level at December 31, 2013, but an increase of $69.9 million, or 3.4%, from the June 30, 2013 level.
The changes in net income, net interest income and net interest margin between the six-month periods are more fully described under the heading "RESULTS OF OPERATIONS," beginning on page 51.
Stockholders’ equity was $197.6 million at June 30, 2014, an increase of $20.0 million, or 11.3%, from the year earlier level. Stockholders' equity was also up $5.5 million, or 2.8%, from the December 31, 2013 level of $192.2 million. The components of the change in stockholders’ equity since year-end 2013 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
Regulatory Capital and Increase in Stockholders' Equity: At period-end, we continued to exceed all current regulatory minimum capital requirements at both the holding company and bank levels, by a substantial amount. As of June 30, 2014 both of our banks, as well as our holding company, qualified as "well-capitalized" under federal bank regulatory guidelines. Our regulatory capital levels have

# 39

consistently remained well in excess of required minimums during recent years, despite the economic downturn, because of our continued profitability and strong asset quality. Even when the new enhanced capital requirements, announced by the federal bank regulatory authorities in June 2013, go into effect in 2015, we expect that Arrow and our subsidiary banks will continue to meet all of these enhanced standards. See the discussions of "Two Sets of Current Capital Standards" under the “Current Regulatory Capital Standards" section beginning on page 49, and “Important Future Changes to Regulatory Capital Standards” under the "CAPITAL RESOURCES" section beginning on page 48.
At June 30, 2014, our tangible book value per share (calculated based on stockholders' equity reduced by goodwill and other intangible assets) amounted to $13.91, an increase of $0.48, or 3.6%, from December 31, 2013 and an increase of $1.60, or 13.0%, from the level as of June 30, 2013. Our total stockholders' equity at June 30, 2014 increased 11.3% over the year-earlier level, and our total book value per share increased by 10.7% over the year earlier level. In the past six months, total shareholders' equity increased 2.8% and our total book value per share increased by 2.9%. The increase in stockholders' equity over the first six months of 2014 principally reflected the following factors: (i) $10.8 million net income for the period; (ii) issuance of $862 thousand of common stock through our employee benefit and dividend reinvestment plans and (iii) $755 thousand of unrealized net securities gains; offset in part by (iv) cash dividends of $6.2 million; and (v) repurchases of our own common stock of $1.6 million. As of June 30, 2014, our closing stock price was $25.94, representing a trading multiple of 1.86 to our tangible book value. The Board of Directors declared and the Company paid quarterly cash dividends of $.245 per share for the first three quarters of 2013, as adjusted for a 2% stock dividend distributed September 27, 2013, and cash dividends of $.25 per share for the last quarter of 2013 and the first two quarters of 2014.

Loan Quality: The credit quality of our loan portfolio has continued in recent periods to be significantly stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets (see page 34 for information on how we define our peer group).
Our net charge-offs for the second quarter of 2014 were $105 thousand as compared to $25 thousand for the 2013 quarter. Our ratio of net charge-offs to average loans (annualized) for the first two quarters of 2014 were 0.08% and 0.03%, respectively. By contrast, our peer group's ratio of net charge-offs to average loans for the first quarter of 2014 was 0.14%. At June 30, 2014, our allowance for loan losses was $15.0 million representing 1.12% of total loans, down two basis points from the December 31, 2013 ratio, due to a general improvement in the credit quality in the loan portfolio, even though some commercial loans were down-graded during the second quarter of 2014.
Nonperforming loans were $7.9 million at June 30, 2014, representing 0.59% of period-end loans. By way of comparison, this ratio for our peer group was 1.40% at March 31, 2014, and this peer ratio represented a significant improvement from the peer group's ratios of earlier years. For example, our peer group's nonperforming loans ratio was 3.60% at year-end 2010, the high-point after the onset of the 2008 recession, while our ratio has remained quite low and stable from 2008 through the date of this Report.
During the first six months of 2014, we experienced increases in outstanding balances of all three of our major loan portfolio segments, without any significant deterioration in our credit quality:
Residential Real Estate Loans: These loans, including home equity loans, made up approximately 37% of our portfolio at period-end. The residential real estate market in our service area has been stable in recent periods. Throughout the financial crisis, we have not experienced a notable increase in our foreclosure or loss rates on our residential real estate loans, primarily due to the fact that we never have originated or participated in underwriting high-risk mortgage loans, such as so called “Alt A,” “negative amortization,” “option ARM's” or “negative equity” loans. We originated all of the residential real estate loans currently held in our portfolio and apply conservative underwriting standards to our originations.
Commercial Loans: These loans comprised approximately 32% of our loan portfolio at period-end. Current unemployment rates in our region remain elevated from pre-crisis levels, although the local economy continues to be stable and in some areas recovering. Similarly, commercial property values in our region remain stable, and did not show significant deterioration even in the worst phases of the financial crisis. We update the appraisals on our nonperforming and watched commercial loan properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.
Automobile Loans (Primarily Through Indirect Lending): These loans comprised approximately 31% of our loan portfolio. In the first six months of 2014, we did not experience any significant change in our delinquency rate or level of nonperforming loans.

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

VISA Class B Common Stock: We continue to believe that the multi-billion dollar balance that Visa maintains in the escrow fund that it has established to cover certain litigation-related liability to third parties is substantially sufficient to defray such liability, including expenses, and thus that any contingent liability that Visa member banks, including the Company may have for such losses is not material. Member banks contingent liability, if any, would be payable out of the equity attributable to their holdings of Visa Class B Common Stock. The Company continues not to recognize any economic value for its remaining shares of Visa Class B common stock.

# 40

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	June 30, 2014	December 31, 2013	June 30, 2013	From December	From June	From December	From June
Interest-Bearing Bank Balances	$16,459	$12,705	$11,894	$3,754	$4,565	29.5%	38.4%
Securities Available-for-Sale	366,848	457,606	501,574	(90,758)	(134,726)	(19.8)%	(26.9)%
Securities Held-to-Maturity	297,437	299,261	248,914	(1,824)	48,523	(0.6)%	19.5%
Loans (1)	1,344,124	1,266,472	1,204,734	77,652	139,390	6.1%	11.6%
Allowance for Loan Losses	15,036	14,434	14,678	602	358	4.2%	2.4%
Earning Assets (1)	2,029,451	2,042,325	1,973,252	(12,874)	56,199	(0.6)%	2.8%
Total Assets	2,153,051	2,163,698	2,083,169	(10,647)	69,882	(0.5)%	3.4%
Demand Deposits	286,735	278,958	261,910	7,777	24,825	2.8%	9.5%
NOW Accounts	820,589	817,366	754,371	3,223	66,218	0.4%	8.8%
Savings Deposits	523,626	498,779	494,586	24,847	29,040	5.0%	5.9%
Time Deposits of $100,000 or More	70,600	78,928	87,369	(8,328)	(16,769)	(10.6)%	(19.2)%
Other Time Deposits	159,116	168,299	181,669	(9,183)	(22,553)	(5.5)%	(12.4)%
Total Deposits	$1,860,666	$1,842,330	$1,779,905	$18,336	$80,761	1.0%	4.5%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$16,896	$11,777	$14,738	$5,119	$2,158	43.5%	14.6%
FHLB Advances - Overnight	24,000	53,000	40,000	(29,000)	(16,000)	(54.7)%	(40.0)%
FHLB Advances - Term	10,000	20,000	30,000	(10,000)	(20,000)	(50.0)%	(66.7)%
Stockholders' Equity	197,616	192,154	177,607	5,462	20,009	2.8%	11.3%
(1) Includes Nonaccrual Loans
Municipal Deposits: Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors. Over the past twelve months, municipal deposits on average have ranged from 27% to over 33% of our total deposits. As of June 30, 2014, municipal deposits represented 30.2% of total deposits. Municipal deposits typically are invested in NOW accounts and time deposits of short duration. Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.
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
The recent financial crisis had a significant negative impact on municipal tax revenues in many regions, and consequently on municipal funds available for deposit. To date, this has not resulted in either a sustained decrease in municipal deposit levels at our banks, adjusted for seasonal fluctuations (in fact, we have experienced an increase in such deposits in the first half of 2014 - see following paragraph), or an overall increase in the average rate we pay on such deposits (despite the continuing strong competition for such deposits). However, if interest rates begin to rise significantly or the competition for municipal deposits otherwise becomes more intense, we may experience either or both of these adverse developments in the future.
Changes in Sources of Funds: In recent periods, for cost reasons and because of the sustained growth of customer deposits even at very low rates, we have lessened our reliance on wholesale funding sources and increased our reliance on customer deposits as a source of day-to-day funding. Our total deposits increased $18.3 million, or 1.0%, from December 31, 2013 to June 30, 2014, mainly due to an increase in our municipal deposits. Our non-municipal deposit balances also increased over the past six months, although we are still experiencing a shift in balances from time deposits to savings and NOW accounts. At June 30, 2014 we borrowed $24 million of overnight funds from the FHLB of New York, while we held $53.0 million of overnight funds at December 31, 2013. At June 30, 2014, our term advances from the FHLB were down to $10.0 million, as we paid-off one $10 million advance during the second quarter of 2014.
Changes in Earning Assets: Our loan portfolio increased by $77.7 million, or 6.1%, from December 31, 2013 to June 30, 2014. We experienced the following trends in our three largest segments:

1.
Commercial and commercial real estate loans. Our June 30, 2014 balance for this segment increased by $29.4 million, or 7.3%, from the December 31, 2013 total. The increase was fueled by our acquisition of several large loan participations, while demand generally continued to be moderate.

2.
Residential real estate loans. The period-end balance increased by $32.9 million, or 7.2% from December 31, 2013. We continued to sell some of our residential mortgage originations during the six-month period to Freddie Mac, although a smaller percentage than we sold in the same period the prior year. Demand for new mortgage loans was modest throughout the period.

3.
Automobile loans (primarily indirect loans). The balance of these loans at June 30, 2014, increased by $15.1 million, or 3.8%, from the December 31, 2013 balance, reflecting a modest resurgence of automobile sales region-wide and an expansion of our dealer

# 41

network for indirect lending, offset in part by the effects of a cold and snowy winter in the northeast, which depressed auto sales region-wide.

Most of our incoming cash flows for the first six months of 2014 came from the modest increase in deposit balances and to a larger extent from maturing investments. The investment securities portfolio decreased by a net of $92.6 million, or 12.2% during the first six months of 2014. In addition to funding loan growth, we also paid-off $10 million of FHLB term advances and reduced our overnight position.

Deposit Trends
The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The principal change over the period was the steady drop-off in time deposits, including time deposits of $100,000 or more.
Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013
Demand Deposits	$281,150	$277,884	$279,967	$277,381	$254,642
NOW Accounts	865,910	857,286	855,106	749,654	796,330
Savings Deposits	520,028	510,428	517,542	509,014	479,480
Time Deposits of $100,000 or More	71,656	75,819	81,804	85,757	87,059
Other Time Deposits	161,655	166,172	170,503	178,375	183,835
Total Deposits	$1,900,399	$1,887,589	$1,904,922	$1,800,181	$1,801,346
Percentage of Total Quarterly Average Deposits

	Quarter Ended
	6/30/2014	03/31/2014	12/31/2013	09/30/2013	06/30/2013
Demand Deposits	14.8%	14.7%	14.7%	15.4%	14.2%
NOW Accounts	45.5	45.5	44.8	41.6	44.2
Savings Deposits	27.4	27.0	27.2	28.3	26.6
Time Deposits of $100,000 or More	3.8	4.0	4.3	4.8	4.8
Other Time Deposits	8.5	8.8	9.0	9.9	10.2
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%
For a variety of reasons, we typically experience little growth in average deposit balances in the first quarter of each calendar year (even though municipal balances tend to grow sharply at the very end of the first quarter), little net growth or a small contraction in the second quarter of the year (when municipal deposits normally drop off), and a return to growth in the third and fourth quarters (when municipal deposits tend to increase, sometimes substantially, to and through year-end). This pattern has held true in recent periods. Growth in average deposit balances between the second quarter of 2013 and the second quarter of 2014 came from both municipal and non-municipal deposits.
Quarterly Cost of Deposits

	Quarter Ended
	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.23	0.22	0.22	0.22	0.40
Savings Deposits	0.17	0.17	0.18	0.19	0.23
Time Deposits of $100,000 or More	1.13	1.23	1.34	1.37	1.41
Other Time Deposits	0.89	0.95	1.01	1.05	1.10
Total Deposits	0.27	0.28	0.30	0.32	0.42

In keeping with industry trend lines, average rates paid by us on deposits decreased steadily over the five quarters ending June 30, 2014, for deposits generally and virtually all deposit categories, although the rate of decrease slowed in the most recent quarters (and the rate paid on our NOW accounts actually increased, by 1 basis point, in the second quarter of 2014). Over the same period, our average yield on loans also decreased, for loans generally and across almost all loan categories (see "Quarterly Taxable Equivalent Yield on Loans," page 44).

# 42

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
We have also relied in the past (most recently in 2004), on the issuance of trust preferred securities (or TRUPs) to supplement our funding needs. The $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (i.e., TRUPs) listed on our consolidated balance sheet as of June 30, 2014 currently qualifies as Tier 1 regulatory capital under regulatory capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 48 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur, such as any adverse change in tax laws that denies the Company the ability to deduct interest paid on these obligations for federal income tax purposes. Under Dodd-Frank, no future issuances of TRUPs by banking organizations of our size will qualify as Tier 1 regulatory capital. Under the final bank capital rules recently issued by the federal bank authorities pursuant to Dodd-Frank, our outstanding TRUPs will be eligible for treatment as Tier 1 capital until they mature or are earlier redeemed by us.
Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type. Over the last five quarters, the average balances of all loan types have fairly steadily increased, except for other consumer loans (i.e., non-automobile loans), which have remained stable and represent only 2.0% of the total portfolio.
Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013
Commercial and Commercial Real Estate	$431,614	$412,507	$397,503	$386,973	$379,533
Residential Real Estate	343,816	332,142	322,080	316,582	305,222
Home Equity	107,580	103,694	99,722	94,726	91,339
Consumer Loans - Automobile	419,407	409,723	408,273	398,329	380,993
Other Consumer Loans (1)	26,222	26,583	27,379	28,230	27,954
Total Loans	$1,328,639	$1,284,649	$1,254,957	$1,224,840	$1,185,041
Percentage of Total Quarterly Average Loans

	Quarter Ended
	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013
Commercial and Commercial Real Estate	32.5%	32.1%	31.7%	31.6%	32.0%
Residential Real Estate	25.9	25.9	25.6	25.9	25.7
Home Equity	8.1	8.1	8.0	7.7	7.7
Consumer Loans - Automobile	31.5	31.9	32.5	32.5	32.2
Other Consumer Loans (1)	2.0	2.0	2.2	2.3	2.4
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
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

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 37% of the entire portfolio at June 30, 2014), eclipsing both our commercial and commercial real estate loans (32% of the portfolio) and automobile loans (31% of the portfolio). Our gross originations for residential real estate loans (including refinancings of pre-existing mortgage loans) were $59.6 million and $66.4 million for the first six months of 2014 and 2013, respectively. These origination totals exceeded the sum of repayments and prepayments in the respective quarters, but in each period we also sold a portion of these originations (in the 2013 period, a significant portion thereof) on or immediately after origination. In the first six months of 2013, we sold $34.8 million, or 52.4% of our originations during the period, whereas in the first six months of 2014, we only sold $8.8 million, or 14.8% of our originations. During 2014, we introduced competitive products for variable rate (adjustable)

# 43

residential real estate and construction loans. None of these variable rate loans were subprime loans. We did not sell any of these variable rate loans to the secondary market.
Even though short-term rates have remained very low since 2008, rates on conventional real estate mortgages have fluctuated over the past few years in response to several programs undertaken by the Federal Reserve. If the current historically unprecedented low-rate environment for newly originated residential real estate loans persists, we may continue to sell a significant portion of our loan originations and, as a result, may even experience a decrease in our outstanding balances in this segment of our portfolio. Moreover, if our local economy or real estate market suffers a major downturn, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance. Management believes it is not possible at this point to project whether mortgage rates or interest rates generally will experience meaningful and substantial increases in upcoming periods, or what the overall effect of any such increase will be on our mortgage loan portfolio or our loan portfolio generally, or on our net interest income, net income or financial results, in upcoming periods.

Commercial, Commercial Real Estate and Commercial Construction Loans: Over the last decade, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have generally increased in dollar amount and have slightly increased as a percentage of the overall loan portfolio. For the first six months of 2014, loan growth was strong in this category, as outstanding balances increased by $29.4 million over the December 31, 2013 level, enhanced by several large loan participations acquired by us.
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

Automobile Loans (primarily through indirect lending): At June 30, 2014, our automobile loans (primarily loans originated through dealerships located in upstate New York and Vermont) represented the third largest category of loans in our portfolio, and continued to be a significant component of our business comprising almost a third of our loan portfolio.
Beginning in 2012, there was a nation-wide resurgence in automobile sales, due in the view of many to an aging fleet and a modest resurgence in consumer optimism. Although our new automobile loan volume for the first three months of 2014 slowed down somewhat due to a cold and snowy winter, our automobile loan portfolio still grew in the first half of 2014 by $15.1 million, or 3.8%, from our December 31, 2013 balance.
It has been widely noted that the recent upsurge in auto lending was accompanied by a general weakening of underwriting standards. We have not altered or weakened our lending standards for indirect (auto) loans. We saw no significant change in our net charge-offs on automobile loans for the first six months of 2014. Our experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio. If weakness in auto demand returns, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company lending affiliates continue to offer highly-subsidized loans.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013
Commercial and Commercial Real Estate	4.47%	4.49%	4.65%	4.52%	4.61%
Residential Real Estate	4.50	4.55	4.53	4.62	4.75
Home Equity	2.93	2.95	2.94	2.98	3.00
Automobile	3.32	3.41	3.54	3.68	3.83
Other Consumer Loans	5.49	5.54	5.72	5.95	5.97
Total Loans	4.01	4.06	4.15	4.18	4.30

In summary, average yields in our loan portfolio have steadily declined over the last year, dropping 29 basis points, or 6.7%, from the second quarter of 2013 to the second quarter of 2014. This decrease continued a long-term trend, resulting principally from the Federal Reserve's multi-year policy of generating and maintaining ultra-low rates in financial markets generally, on both short-term and long-term debt, as well as continuing competition for loans from other lenders. To the extent that this declining rate environment may be "bottoming out" or even in the early stages of reversing itself, due to recent Federal Reserve tapering of its monetary easing policy, the impact of such a change, if it is in fact occurring, has not yet revealed itself in our loan portfolio. Nor would we expect that any bottoming out of prevailing rates would have an immediate impact on our portfolio yields generally.
In the second quarter of 2014, the average yield on our loan portfolio declined by 5 basis points from the first quarter of 2014, from 4.06% to 4.01%. The decrease was exacerbated by extremely competitive pressures on rates for automobile loans--our indirect loan portfolio experienced a 9 basis point decrease from the prior quarter. The yields in the other four categories also decreased from the prior quarter. The 5 basis point decrease in average yield on our total loan portfolio in the just-completed quarter, as compared to the prior quarter, was not matched by a similar decrease in our average cost of deposits during the quarter; our average deposit cost was nearly unchanged from the prior quarter. Despite the more rapid drop in average loan yield than average deposit cost, our net-interest margin

# 44

in the second quarter of 2014 increased by 5 basis points over the net interest margin in the 2014 first quarter, from 3.12% to 3.17%. The principal reason for the margin increase was a significant shift in our asset portfolio from investment securities to loans.
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
Investment Portfolio Trends
The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2013 to June 30, 2014 (in thousands). The principal change in our investment portfolio over the six-month period was a substantial fall-off in securities available-for-sale, which declined during the period by $90.8 million, or 19.7%, as proceeds from maturing or sold securities were re-deployed into the loan portfolio.

	Fair Value at Period-End			Net Unrealized Gain (Loss)
	06/30/2014	12/31/2013	Change	06/30/2014	12/31/2013	Change
Securities Available-for-Sale:
U.S. Agency Securities	$92,186	$136,475	$(44,289)	$(142)	$(393)	$251
State and Municipal Obligations	102,862	127,389	(24,527)	406	165	241
Mortgage-Backed Securities-Residential	153,770	175,778	(22,008)	5,098	4,457	641
Corporate and Other Debt Securities	16,829	16,798	31	(236)	(344)	108
Mutual Funds and Equity Securities	1,201	1,166	35	81	46	35
Total	$366,848	$457,606	$(90,758)	$5,207	$3,931	$1,276

Securities Held-to-Maturity:
State and Municipal Obligations	$180,211	$202,390	$(22,179)	$5,323	$4,184	$1,139
Mortgage-Backed Securities-Residential	123,048	98,915	24,133	1,499	(1,140)	2,639
Corporate and Other Debt Securities	1,000	1,000	—	—	—	—
Total	$304,259	$302,305	$1,954	$6,822	$3,044	$3,778
At period end, we held no investment securities in our portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issues of any sort.
As of both period-ends presented in the above table, all listed mortgage-backed securities and collateralized mortgage obligations (CMO’s) in our portfolio were guaranteed by U.S. agency or government sponsored enterprises (GSEs), such as Fannie Mae or Freddie Mac. Mortgage-backed securities provide to the investor monthly portions of principal and interest payments pursuant to the contractual obligations of the underlying mortgages. In the case of most CMOs, the principal and interest payments on the pooled mortgages are separated into two or more components (tranches), with each tranche having a separate estimated life, risk profile and yield. Our practice has been to purchase only those CMOs that are guaranteed by GSEs or other federal agencies and only those tranches with shorter maturities and no more than moderate extension risk. Included in corporate and other debt securities are trust preferred securities issued by other financial institutions that were highly rated at the time of purchase.
Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first six months of 2014.
Increase in Net Unrealized Securities Gains: Nearly all of the change in our net unrealized gains or losses is attributable to changes in the yield curve between the two period-ends, that is, there has been little or no change in the credit-worthiness of the issuers.

# 45

Investment Sales, Purchases and Maturities
(In Thousands)

	Three Months Ended		Six Months Ended
Sales	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Available-For-Sale Portfolio:
Mortgage-Backed Securities-Residential	$—	$—	$—	$10,666
U.S. Agency Securities	40,729	—	40,729	5,057
Other	23	12	23	23
Total	40,752	12	40,752	15,746
Net (Losses) Gains on Securities Transactions	(27)	—	(27)	527
Proceeds on the Sales of Securities	$40,725	$12	$40,725	$16,273

Held-to-Maturity Portfolio:
State and Municipal Obligations	$—	$1,168	$—	$1,168
Net Gains on Securities Transactions	—	13	—	13
Proceeds on the Sales of Securities	$—	$1,181	$—	$1,181
In recent periods, the steady decline in prevailing interest rates to historically low levels has increased the likelihood of greater mortgage refinancing activity. We regularly review our holdings of collateralized mortgage obligations for those mortgages that revealed higher credit scores and/or moderate loan-to-value ratios, i.e., where refinancing may appear to be a greater probability. We also regularly review the underlying prepayment speed of individual issues to identify mortgage pools that may experience accelerating principal payments. In 2013 we selectively sold collateralized mortgage obligations that were experiencing accelerating prepayments speeds and that were also selling at a premium, so as to capture the gain since prepayments (redemptions) of such securities typically are at par. If the multi-year widespread decline in mortgage rates may in fact be ending, and/or if such rates may now begin to increase, we would expect that refinancings as well as pre-payments of outstanding mortgage loans, including those in our portfolio, may diminish in upcoming periods, as would our anticipatory sales of loans that we deem likely to be refinanced or prepaid.
Investment Purchases - Available-for-Sale Portfolio

	Three Months Ended		Six Months Ended
	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Purchases
U.S. Agency Securities	$40,599	$24,002	$53,185	$39,002
State and Municipal Obligations	—	39,487	4,308	60,164
Other	11	4,355	22	8,606
Total Purchases	$40,610	$67,844	$57,515	$107,772

Maturities & Calls	$62,385	$37,833	$107,292	$60,679

Investment Purchases - Held-to-Maturity Portfolio

	Three Months Ended		Six Months Ended
	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Purchases
State and Municipal Obligations	$1,052	$10,182	$6,943	$29,112
Mortgage-Backed Securities-Residential	—	—	29,437	—
Total Purchases	$1,052	$10,182	$36,380	$29,112

Maturities & Calls	$20,874	$11,090	$37,435	$17,905

# 46

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	6/30/2014	03/31/2014	12/31/2013	9/30/2013	6/30/2013
Loan Balances:
Period-End Loans	$1,344,124	$1,310,423	$1,266,472	$1,243,370	$1,204,734
Average Loans, Year-to-Date	1,306,766	1,284,649	1,208,954	1,193,452	1,177,498
Average Loans, Quarter-to-Date	1,328,639	1,284,649	1,254,957	1,224,840	1,185,041
Period-End Assets	2,153,051	2,221,581	2,163,698	2,156,858	2,083,169

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,434	$14,434	$15,298	$15,298	$15,298
Provision for Loan Losses, YTD	963	458	200	200	200
Loans Charged-off, YTD	(504)	(336)	(1,411)	(1,165)	(982)
Recoveries of Loans Previously Charged-off	143	80	347	251	162
Net Charge-offs, YTD	(361)	(256)	(1,064)	(914)	(820)
Allowance for Loan Losses, End of Period	$15,036	$14,636	$14,434	$14,584	$14,678

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,636	$14,434	$14,584	$14,678	$14,603
Provision for Loan Losses, QTD	505	458	—	—	100
Loans Charged-off, QTD	(168)	(336)	(246)	(183)	(92)
Recoveries of Loans Previously Charged-off	63	80	96	89	67
Net Charge-offs, QTD	(105)	(256)	(150)	(94)	(25)
Allowance for Loan Losses, End of Period	$15,036	$14,636	$14,434	$14,584	$14,678

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$6,185	$6,284	$6,479	$6,171	$5,591
Restructured	398	380	641	446	461
Loans Past Due 90 or More Days and Still Accruing Interest	1,325	347	652	927	760
Total Nonperforming Loans	7,908	7,011	7,772	7,544	6,812
Repossessed Assets	40	138	63	18	34
Other Real Estate Owned	326	198	81	481	1,141
Total Nonperforming Assets	$8,274	$7,347	$7,916	$8,043	$7,987

Asset Quality Ratios:
Allowance to Nonperforming Loans	190.14%	208.76%	185.71%	193.32%	215.47%
Allowance to Period-End Loans	1.12	1.12	1.14	1.17	1.22
Provision to Average Loans (Quarter) (1)	0.15	0.14	—	—	0.03
Provision to Average Loans (YTD) (1)	0.15	0.14	0.02	0.02	0.03
Net Charge-offs to Average Loans (Quarter) (1)	0.03	0.08	0.05	0.03	0.01
Net Charge-offs to Average Loans (YTD) (1)	0.06	0.08	0.09	0.10	0.14
Nonperforming Loans to Total Loans	0.59	0.53	0.61	0.61	0.57
Nonperforming Assets to Total Assets	0.38	0.33	0.37	0.37	0.38
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
In the second quarter of 2014, we made a $505 thousand provision for loan losses, compared to provisions of $100 thousand for the second quarter of 2013, no provisions for the third and fourth quarters of 2013 and a provision of $458 for the first quarter of 2014. A variety of factors and events during the second 2014 quarter dictated the amount of the provision, including a significant increase in loan balances, and a modest increase in substandard loans (see Note 3 to our unaudited interim consolidated financial statements for a discussion on how we classify our credit quality indicators as well as the balance in each category), offset, in part, by some improvement in several qualitative factors.

# 47

The ratio of the allowance for loan losses to total loans was 1.12% at June 30, 2014, down two basis points from 1.14% at December 31, 2013. The decline in the allowance for loan losses as a percentage of total loans was principally due to improvements in several key credit quality measurements. Although during the quarter internally classified loans (loans rated special mention, substandard or doubtful) as a percentage of total loans increased slightly, the percentage of nonperforming loans to total loans and the ratio of net charge-offs to average loans deceased. The overall size of the allowance grew, due primarily to loan portfolio growth.
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
Risk Elements
Our nonperforming assets at June 30, 2014 amounted to $8.3 million, an increase of $358 thousand, or 4.5%, from the December 31, 2013 total and an increase of $287 thousand or 3.6%, from the year earlier total. Our recent levels of nonperforming assets remain significantly below our peer group averages for the corresponding dates. At June 30, 2014, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was .38%, nearly unchanged from our ratio at June 30, 2013. Both ratios are well below the ratio of 1.36% for our peer group at March 31, 2014 (the latest date for which peer group information is available).
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest
	6/30/2014	12/31/2013	6/30/2013
Commercial Loans	$787	$905	$1,415
Commercial Real Estate Loans	200	1,400	1,259
Other Consumer Loans	36	56	31
Automobile Loans	3,480	4,229	2,852
Residential Real Estate Loans	1,608	1,698	2,177
Total Delinquent Loans	$6,111	$8,288	$7,734

At June 30, 2014, our loans in this category totaled $6.1 million, or 0.45% of loans then outstanding, a decrease of $2.2 million, or 26.3%, from the $8.3 million of such loans at December 31, 2013. The year-end 2013 total equaled .65% of loans then outstanding. The decrease from December 31, 2013 is primarily attributable to a substantial decrease in non-current commercial real estate loans, as one large loan was brought current.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to our unaudited interim consolidated financial statements. We consider all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at June 30, 2014 ($27.1 million) was up slightly from the dollar amount of such loans at December 31, 2013 ($25.4 million) . The amount of such loans depends principally on economic conditions in our geographic market area of northeastern New York State. The economy in this area has been relatively strong in recent years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in our market area as well, and on our commercial and commercial real estate portfolio.
As of June 30, 2014, we held for sale two real estate properties in other real estate owned. As a result of our conservative underwriting standards, we do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process, nor do we expect significant losses to be incurred generally in our residential real estate portfolio.
We do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES
Important Future Changes to Regulatory Capital Standards (To Be Phased-In from 2015 to 2019)

Please see our discussion in our Form 10-K for December 31, 2013 on the impact of the Dodd-Frank Act on regulatory capital standards for U.S. insured depository financial institutions, and specifically, on the new higher regulatory capital standards that were set for banks by bank regulators in July 2013 and will become effective in stages over upcoming years.
In general, the new standards, which will begin to take effect for banking organization like us in 2015, set higher minimum capital ratios, expand the risk-weighted categories of assets and add a new capital ratio, a "common equity tier 1 capital ratio" (CET1). The new rules as part of their general thrust in requiring enhanced capital for all banks also introduce a new concept, a so-called "capital conservation buffer" (set to reach 2.5% in 2019), which will be added over a phase-in period to each of the new minimum capital ratios (which by themselves are somewhat higher than the current minimum ratios).
Under the new rules, outstanding TRUPs previously issued by small- to medium-sized financial institutions such as Arrow will continue to qualify as tier 1 capital, up to a limit of 25% of tier 1 capital (including such TRUP's and other grandfathered tier 1 capital components), until the TRUPs mature or are redeemed. Also under the new rules, accumulated other comprehensive income (AOCI) may be deducted from capital, if the organization exercises its irrevocable option not to include AOCI in capital. We estimate that if

# 48

the new capital rules, which are being phased-in from 2015 through 2019, had been effective on June 30, 2014, our holding company and each of our banks still would have met each of the higher minimum capital requirements for financial institutions under these new rules, including the capital conservation buffer.

Current Regulatory Capital Standards

The discussion and disclosure below on current regulatory capital standards is qualified in its entirety by reference to the fact that, as discussed above, new, more stringent regulatory capital standards have recently been issued by bank regulators, as required under the Dodd-Frank Act, and will become effective in stages over upcoming periods.
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

Two Sets of Current Capital Standards: Our holding company and our subsidiary banks are currently subject to two sets of regulatory capital measures, the risk-based capital guidelines and a leverage ratio test. The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions, which generally results in a substantial discounting of low-risk or risk-free assets, that is, a significant dollar amount of such assets "disappears" from the balance sheet. The guidelines then establish an 8% minimum ratio of qualified total capital to total risk-weighted assets. At least half of total capital must be "Tier 1" capital, which consists of common equity and common equity equivalents, retained earnings, a limited amount of permanent preferred stock and (for small- to medium-sized holding companies) a limited amount of trust preferred securities (see the discussion below on these securities), minus intangible assets, net of associated deferred tax liabilities. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other qualifying capital instruments and a limited amount of the allowance for loan losses.
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

Capital Ratios: The table below sets forth the capital ratios of our holding company and subsidiary banks, Glens Falls National and Saratoga National, as of June 30, 2014:

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	9.39%	14.49%	15.57%
Glens Falls National Bank & Trust Co.	9.00%	14.40%	15.49%
Saratoga National Bank & Trust Co.	9.61%	12.63%	13.66%

Regulatory Minimum	4.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

At June 30, 2014 our holding company and both banks exceeded the minimum capital ratios established under the currently applicable regulatory guidelines, and also qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I Item 1.C. of this Report). The minimum capital ratios listed in the above table are those currently effective for financial institutions, not the higher minimum capital ratios that will become effective in upcoming periods.

Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $197.6 million at June 30, 2014, an increase of $5.5 million, or 2.8%, from the prior year-end.  The most significant contributions to this increase in stockholders' equity were net income of $10.8 million, equity received from our various stock-based compensation and dividend reinvestment plans of $862 thousand and $755 thousand of unrealized net securities gains, net of tax. These positive factors were offset, in part, by cash dividends of $6.2 million, and purchases of our own common stock of $1.6 million.  See the Consolidated Statement of Changes in Stockholders' Equity on page 6 of this report for all of the changes in stockholders' equity between December 31, 2013 and June 30, 2014.

# 49

Trust Preferred Securities Under Dodd-Frank: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's historical approach to regulatory capital, TRUPs typically qualified as Tier 1 capital for bank holding companies but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the Dodd-Frank Act, this treatment continues to apply to small- and medium-sized banking organizations like ours, but only with respect to previously issued TRUPs (i.e., TRUPs issued before the Dodd-Frank Act's grandfathering date). Any trust preferred securities issued by banking organizations, including ours, on or after the grandfathering date will not qualify as Tier 1 capital under the new bank regulatory capital guidelines. Thus, our currently outstanding TRUPs will continue to qualify as Tier 1 capital until maturity or redemption, but no additional TRUPs issued by us would so qualify.

Stock Repurchase Program: At its regular meeting in November 2013, the Board of Directors approved a 12-month stock repurchase program (the "2014 program") authorizing the repurchase, at the discretion of senior management, during calendar year 2014 of up to $5 million of Arrow's common stock in open market or privately negotiated transactions. This program replaced a similar $5 million stock repurchase program which was approved by the Board in November 2012 for calendar year 2013 (the "2013 program"). Under the 2013 program, a total of $1.2 million of outstanding stock was repurchased by the Company during 2013. Under the 2014 program, as under the 2013 program, management is authorized to effect stock repurchases from time-to-time, to the extent that it believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of stockholders. Through June 30, 2014, 44,436 shares having an aggregate purchase price of $1.1 million had been repurchased by the Company under the 2014 program.

Dividends: Our common stock is traded on NasdaqGS® - AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On July 30, 2014, our Board of Directors declared a 2014 third quarter cash dividend of $.25 payable on September 15, 2014. Per share amounts in the following table have been restated for our September 2013 2% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2013
First Quarter	$23.14	$25.07	$0.245
Second Quarter	22.95	24.96	0.245
Third Quarter	24.25	27.21	0.245
Fourth Quarter	24.91	28.00	0.250
2014
First Quarter	$24.50	$27.48	$0.250
Second Quarter	24.80	26.99	0.250
Third Quarter (dividend payable September 15, 2014)			0.250

	Quarter Ended June 30,
	2014	2013

Cash Dividends Per Share	$0.250	$0.245
Diluted Earnings Per Share	0.45	0.42
Dividend Payout Ratio	55.56%	58.33%
Total Equity (in thousands)	$197,616	$177,607
Shares Issued and Outstanding (in thousands)	12,350	12,284
Book Value Per Share	$16.00	$14.46
Intangible Assets (in thousands)	$25,868	$26,387
Tangible Book Value Per Share	$13.91	$12.31
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
Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $366.8 million at June 30, 2014, a decrease of $90.8 million, or 19.8%, from the year-end 2013 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from federal funds, short-term balances at the Federal Reserve Bank, investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit and

# 50

credit lines with the Federal Home Loan Bank of New York ("FHLBNY"). Our federal funds lines of credit are with two correspondent banks totaling $35 million, but we did not draw on these lines during 2014.
To support our borrowing relationship with the FHLBNY, we have pledged collateral, including mortgage-backed securities and residential mortgage loans. Our unused borrowing capacity at the FHLBNY was approximately $239.7 million at June 30, 2014. In addition we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of Net York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At June 30, 2014, the amount available under this facility was approximately $309.9 million, but there were no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At June 30, 2014, our basic liquidity ratio, including our FHLB collateralized borrowing capacity, was 10.7% of total assets, or $231million, well in excess of our internally-set minimum target ratio 4% of total assets, an excess of $145 million.
Throughout the recent years of financial instability, our liquidity position has remained strong, and depositors and investors in the wholesale funding markets have showed no hesitations in placing or maintaining their funds with our banks. The financial markets have been challenging for many financial institutions, and the widely accepted view is that during the 2008-2010 crisis a lack of liquidity was as great a problem for many troubled institutions as a capital shortfall. As a result, liquidity premiums widened and many banks experienced certain liquidity constraints, including substantially increased pricing to retain deposit balances. Because of Arrow's favorable credit quality and strong balance sheet, Arrow did not experience any significant liquidity constraints during the crisis or thereafter through the date of this Report and was never forced to pay premium rates to obtain retail deposits or other funds from any source.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2014 Compared With
Three Months Ended June 30, 2013

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	06/30/2014	06/30/2013	Change	% Change
Net Income	$5,524	$5,207	$317	6.1%
Diluted Earnings Per Share	0.45	0.42	0.03	7.1
Return on Average Assets	1.01%	0.99%	0.02%	2.0
Return on Average Equity	11.28%	11.68%	(0.40)%	(3.4)

We reported earnings (net income) of $5.5 million and diluted earnings per share (EPS) of $.45 for the second quarter of 2014, compared to net income of $5.2 million and diluted EPS of $.42 for the second quarter of 2013.
We experienced net losses of $16 thousand, net of tax, on the sale of securities in the 2014 quarter, compared to net gains of $8 thousand, net of tax, in the 2013 quarter.

    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	06/30/2014	06/30/2013	Change	% Change
Interest and Dividend Income	$17,837	$16,989	$848	5.0%
Interest Expense	1,555	2,223	(668)	(30.0)
Net Interest Income	16,282	14,766	1,516	10.3
Tax-Equivalent Adjustment	1,142	1,180	(38)	(3.2)
Average Earning Assets (1)	2,063,213	1,982,691	80,522	4.1
Average Interest-Bearing Liabilities	1,680,149	1,641,300	38,849	2.4

Yield on Earning Assets (1)	3.47%	3.44%	0.03%	0.9
Cost of Interest-Bearing Liabilities	0.37	0.54	(0.17)	(31.5)
Net Interest Spread	3.10	2.90	0.20	6.9
Net Interest Margin	3.17	2.99	0.18	6.0
(1) Includes Nonaccrual Loans

# 51

Between the second quarter of 2013 and the second quarter of 2014, our net interest margin (net interest income on a tax-equivalent basis by average earning assets, annualized) increased by 18 basis points, from 2.99% to 3.17%, representing a 6.0% increase in our margin. Most of this increase occurred in the first two quarters of 2014. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 35, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) Among other things, this increase in net interest margin reflected a decrease in the cost of several municipal NOW accounts, which renewed their contracts effective on July 1, 2013. In management's view, despite this positive recent development in our net interest margin, our persistent multi-year experience of margin compression may well continue in upcoming periods, and if rates do begin to move broadly upward, our liabilities generally may reprice more rapidly than our assets. Net interest income for the just completed quarter, on a taxable equivalent basis, increased by $1.52 million, or 10.3%, from the second quarter of 2013, as the increase in our net interest margin between the periods was enhanced by the positive impact of a 4.1% increase in the level of our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 47, the provision for loan losses for the second quarter of 2014 was $505 thousand versus a $100 thousand provision for the 2013 quarter.
Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	06/30/2014	06/30/2013	Change	% Change
Income From Fiduciary Activities	$1,906	$1,758	$148	8.4%
Fees for Other Services to Customers	2,377	2,371	6	0.3
Insurance Commissions	2,293	2,176	117	5.4
Net (Loss) Gain on Securities Transactions	(27)	13	(40)	(307.7)
Net Gain on the Sale of Loans	166	498	(332)	(66.7)
Other Operating Income	304	255	49	19.2
Total Noninterest Income	$7,019	$7,071	$(52)	(0.7)

Total noninterest income in the just completed quarter was $7.0 million, a decrease of $52 thousand, or 0.7%, from total noninterest income of $7.1 million for the second quarter of 2013. We experienced increases in insurance commissions, income from fiduciary activities and other operating income. These net increases were more than offset, however, by securities losses in the 2014 quarter and a decrease in net gains on the sale of loans, as we began to taper our sale of loans to the secondary market during the second half of 2013 and the first two quarters of 2014.
Insurance commission income rose from $2.2 million for the second quarter of 2013 to $2.3 million for the second quarter of 2014, an increase of $117 thousand, or 5.4%. This increase was attributable to organic growth within our four agencies. Income from fiduciary activities in the 2014 quarter increased by $148 thousand, or 8.4%, from the comparable 2013 quarter. This source of noninterest income typically tracks the dollar value of assets under administration. At quarter-end 2014, the market value of assets under trust administration and investment management amounted to $1.215 billion, an increase of $141.3 million, or 13.2%, from June 30, 2013. The increase was generally attributable to a significant rise in the equity markets between the reporting dates and the net addition of new accounts.
Fees for other services to customers includes service charges on deposit accounts, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans. Effective October 1, 2011 Visa announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange fee rules promulgated by the Federal Reserve under the Dodd-Frank Act. This reduced rate structure has had, and will continue to have, a slight but noticeable negative impact on our fee income. However, debit card usage by our customers continues to grow which has offset at least in part, the negative effect of reduced debit interchange rates. If this usage continues to grow, it will continue to offset the negative impact of reduced interchange fees. Generally, we do not believe that Visa's new limits on interchange fees resulting from Dodd-Frank will have a material adverse impact on our financial condition or results of operations in future periods. However, there is currently a lawsuit challenging the existing post Dodd-Frank fee structure as too high. The Federal Reserve Bank successfully asked the court to permit retention of the current fee structure until the case is settled. Fees for Other Services to Customers was essentially unchanged in the 2014 quarter, compared to the 2013 quarter.
The increase in other operating income in the second quarter of 2014 versus the second quarter of 2013, was primarily due to gains recognized in our investment in business incubator types of limited partnerships.

# 52

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	06/30/2014	06/30/2013	Change	% Change
Salaries and Employee Benefits	$7,880	$7,637	$243	3.2%
Occupancy Expense of Premises, Net	1,268	1,117	151	13.5
Furniture and Equipment Expense	1,048	1,002	46	4.6
FDIC and FICO Assessments	282	267	15	5.6
Amortization	94	112	(18)	(16.1)
Other Operating Expense	3,165	3,139	26	0.8
Total Noninterest Expense	$13,737	$13,274	$463	3.5
Efficiency Ratio	58.48%	60.31%	(1.83)%	(3.0)

Noninterest expense for the second quarter of 2014 was $13.7 million, an increase of $463 thousand, or 3.5%, from the expense for the second quarter of 2013. For the second quarter of 2014, our efficiency ratio was 58.48%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). The efficiency ratio is further discussed on page 35 of this Report under the heading “Use of Non-GAAP Financial Measures.” The favorable change in our efficiency ratio between the periods reflected the fact that our core gross income grew faster than our operating expenses. Our efficiency ratios in recent periods have also compared favorably to the ratios of our peer group, even adjusting for the definitional difference. For the year quarter ended March 31, 2014 (the most recent reporting period for which peer group information is available), the peer group efficiency ratio was 71.24%, and our ratio was 59.24% (not adjusted).
Salaries and employee benefits expense increased 3.2% in the second quarter of 2014 over the 2013 quarter, representing the offsetting effects of a 6.1% increase in salaries and a 3.9% decrease in benefits. The decrease in our benefit expenses was primarily attributable to lower pension costs.
The increase in occupancy expense was distributed among all categories including maintenance, utilities, depreciation, taxes, rental expense and insurance.
The increase in furniture and equipment expense was primarily attributable an increase in data processing expenses.
The category demonstrating the largest increase in other operating expense between the periods was third party computer processing expenses, offset to a large extent by reductions in costs to carry real estate acquired through foreclosure and legal expenses.
Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	06/30/2014	06/30/2013	Change	% Change
Provision for Income Taxes	$2,393	$2,076	$317	15.3%
Effective Tax Rate	30.2%	28.5%	1.7	6.0
The provisions for federal and state income taxes amounted to $2.4 million and $2.1 million for the respective three-month periods of 2014 and 2013. The increase in the effective tax rate was primarily attributable to a one-time historical rehabilitation tax credit in the 2013 period.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2014 Compared With
Six Months Ended June 30, 2013

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Six Month Period Ended
	06/30/2014	06/30/2013	Change	% Change
Net Income	$10,844	$10,388	$456	4.4%
Diluted Earnings Per Share	0.88	0.85	0.03	3.5
Return on Average Assets	1.00%	1.01%	(0.01)%	(1.0)
Return on Average Equity	11.20%	11.78%	(0.58)%	(4.9)

We reported earnings (net income) of $10.8 million and diluted earnings per share (EPS) of $.88 for the six-month period of 2014, compared to net income of $10.4 million and diluted EPS of $.85 for the 2013 six-month period.

# 53

There were net losses on the sales of securities in the 2014 six-month period of $16 thousand, net of tax, compared to net gains of $326 thousand, net of tax, in the 2013 six-month period. Moreover, our net gain on sales of loans in the 2014 six-month period was only $289 thousand, compared to $1.1 million of net gains on sales of loans in the 2013 period.

    The following narrative discusses the changes between the respective six-month periods in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Six Month Period Ended
	06/30/2014	06/30/2013	Change	% Change
Interest and Dividend Income	$35,276	$34,048	$1,228	3.6%
Interest Expense	3,149	4,462	(1,313)	(29.4)
Net Interest Income	32,127	29,586	2,541	8.6
Tax-Equivalent Adjustment	2,315	2,243	72	3.2
Average Earning Assets (1)	2,060,046	1,952,943	107,103	5.5
Average Interest-Bearing Liabilities	1,679,119	1,615,991	63,128	3.9

Yield on Earning Assets (1)	3.45%	3.52%	(0.07)%	(2.0)
Cost of Interest-Bearing Liabilities	0.38	0.56	(0.18)	(32.1)
Net Interest Spread	3.07	2.96	0.11	3.7
Net Interest Margin	3.14	3.05	0.09	3.0
(1) Includes Nonaccrual Loans
Our net interest margin (net interest income on a tax-equivalent basis by average earning assets, annualized) increased by nine basis points, from 3.05% to 3.14%, between the 2013 six-month period and the 2014 six-month period, representing a 3.0% increase in the margin. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 35, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) Net interest income for the just completed six-month period, on a taxable equivalent basis, increased by $2.5 million, or 8.6%, from the 2013 six-month period, as the increase in our net interest margin between the periods was enhanced by the positive impact of a 5.5% increase in the level of our average earning assets. The reasons for the change in net interest income and net interest margin between the two periods, and management's views regarding possible future changes in our net interest income and net interest margin, are discussed above under "RESULTS OF OPERATIONS --Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013 -- Net Interest Income" on page 51. The impact of recent interest rate changes in the U.S. economy generally on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 47, the provision for loan losses for the six-month periods ended June 30, 2014 and 2013 was $963 thousand and $200 thousand, respectively.
Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Six Month Period Ended
	06/30/2014	06/30/2013	Change	% Change
Income From Fiduciary Activities	$3,779	$3,332	$447	13.4%
Fees for Other Services to Customers	4,571	4,653	(82)	(1.8)
Insurance Commissions	4,737	4,204	533	12.7
Net (Loss) Gain on Securities Transactions	(27)	540	(567)	(105.0)
Net Gain on the Sale of Loans	289	1,105	(816)	(73.8)
Other Operating Income	556	411	145	35.3
Total Noninterest Income	$13,905	$14,245	$(340)	(2.4)

Total noninterest income in the just completed six-month period was $13.9 million, a decrease of $340 thousand, or 2.4%, from total noninterest income of $14.2 million for the 2013 period. We experienced increases in insurance commissions, income from fiduciary activities and other operating income. These increases were more than offset by the loss on the sale of securities in the 2014 quarter (versus the gain in the 2013 period), a decrease in fees for other services to customers and a decrease in net gains on the sale of loans as we began to taper our sale of loans to the secondary market during the second half of 2013 and the first six months of 2014.
Insurance commission income rose from $4.2 million for the first six months of 2013 to $4.7 million for the first six months of 2014, an increase of $533 thousand, or 12.7%. This increase was primarily attributable to an increase in annual contingent commission income received from certain insurance carriers in the 2014 period but also from organic growth from our four insurance agencies. Income from fiduciary activities increased $447 thousand, or 13.4%, from the comparable 2013 period. See our discussion on the changes in the market value of assets under trust administration and investment management in the previous section analyzing the quarter-to-quarter changes.

# 54

Fees for other services to customers includes service charges on deposit accounts, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans. We can give no assurances in this regard. The small decrease in fees for other services to customers between the 2013 six-month period and the 2014 six-moth period was primarily attributable to decreased revenues in the 2014 period related to the sale of mutual funds to our customers by third party providers. See the discussion in the preceding quarter-to-quarter analysis regarding fees for other services to customers for certain cautions concerning future receipt of revenues in this area beginning on page 52.
The increase in other operating income in the 2014 period versus the 2013 period, was primarily due to a decrease in losses on the sale of other real estate owned in the 2014 period and to gains recognized in our investment in business incubator types of limited partnerships.
Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Six Month Period Ended
	06/30/2014	06/30/2013	Change	% Change
Salaries and Employee Benefits	$15,522	$15,258	$264	1.7%
Occupancy Expense of Premises, Net	2,573	2,327	246	10.6
Furniture and Equipment Expense	2,084	2,068	16	0.8
FDIC and FICO Assessments	555	531	24	4.5
Amortization	200	236	(36)	(15.3)
Other Operating Expense	6,269	6,265	4	0.1
Total Noninterest Expense	$27,203	$26,685	$518	1.9
Efficiency Ratio	58.63%	61.10%	(2.47)%	(4.0)

Noninterest expense for the 2014 six-month period was $27.2 million, an increase of $518 thousand, or 1.9%, from the expense for the 2013 six-month period. For the 2014 six-month period, our efficiency ratio was 58.63% versus 61.1% in the 2013 period. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on page 35 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. The favorable change in our efficiency ratio between the periods reflected the fact that our core gross income grew faster than our operating expenses. Our efficiency ratios in recent periods have also compared favorably to the ratios of our peer group, even adjusting for the definitional difference. For the quarter ended March 31, 2014 (the most recent reporting period for which peer group information is available), the peer group efficiency ratio was 71.24%, and our ratio was 59.24% (not adjusted).
Salaries and employee benefits expense increased 1.7% for the 2014 six-month period, compared to the 2013 period, representing a 4.6% increase in salaries offset in part by a 4.8% decrease in benefits. The decrease in our benefit expenses was primarily attributable to lower pension costs.
The increase in occupancy expense was distributed among all categories including maintenance, utilities, depreciation, taxes, rental expense and insurance.
The increase in furniture and equipment expense was primarily attributable to increases in data processing expenses.
The subcategory of other operating expense demonstrating the largest increase between the periods was third party computer processing expenses, which was almost completely offset by reductions in other subcategories, including costs to carry real estate acquired through foreclosure, legal and telecommunications expenses.
Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Six Month Period Ended
	06/30/2014	06/30/2013	Change	% Change
Provision for Income Taxes	$4,707	$4,315	$392	9.1%
Effective Tax Rate	30.3%	29.3%	1.0	3.4
The provisions for federal and state income taxes amounted to 4.7 million and $4.3 million for the respective six-month periods of 2014 and 2013. The increase in the effective tax rate was primarily attributable to a one-time historical rehabilitation tax credit in the 2013 period.

# 55

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to credit risk in our loan portfolio and liquidity risk, discussed on page 50 of this Report, we have market risk in our business activities. Market risk is the possibility that changes in future market rates (interest rates) or prices (fees for products and services) will make our position less valuable. The ongoing monitoring and management of market risk, principally interest rate risk, is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”). In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. As of the date of this report, we have not made use of derivatives, such as interest rate swaps, in our risk management process.
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
Our current simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest rate-sensitive assets and liabilities reflected on our consolidated balance sheet. This sensitivity analysis is compared to pre-established ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon. Our current sensitivity analysis model examines both a hypothetical upward shift of interest rates (currently, 200 basis points) and a hypothetical downward shift in interest rates (currently, 100 basis points, subject to certain limitations), and assumes no subsequent change in the balance sheet and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date. For repricing purposes, we normally assume a parallel and pro-rata shift in rates for both assets and liabilities, over a 12 month period.
We occasionally are forced to make ad hoc adjustments to our model. During recent years, the Federal Reserve's targeted federal funds rate has remained within a range of 0 to .25%. The resulting abnormally low short-term rates have led us to revise our standard model for the decreasing interest rate simulation for short-term liabilities and assets. We have applied our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, but we have been limited by an absolute floor of a zero interest rate for the modeling of our short-term liabilities and assets. Consequently, for purposes of determining the effect of a downward shift in rates under our current simulation model, we have made no downward shift in interest rates for our short-term liabilities and assets, even if such rates slightly exceed zero at the measurement date. We also assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending upon the contractual maturities of the particular assets and liabilities in question. In practice, however, shifts in prevailing interest rates typically affect our liability portfolios (primarily deposits) more rapidly than our asset portfolios, irrespective of differences in contractual maturities.
Applying the simulation model analysis as of June 30, 2014, a 200 basis point increase in all interest rates demonstrated a 3.73% decrease in net interest income over the ensuing 12 month period, and a 100 basis point decrease in long-term interest rates (with no decrease in short-term rates, or adjusted as discussed above) demonstrated a 1.31% decrease in net interest income, when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.
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
Also, as market conditions vary from those assumed in the sensitivity analysis, actual results may differ due to: prepayment/refinancing levels deviating from those assumed, the varying impact of interest rate changes on caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, unanticipated shifts in the yield curve and other internal/external variables. Furthermore, the sensitivity analysis does not reflect balance sheet growth or actions that ALCO might take in responding to or anticipating changes in interest rates.
In general, our interest-bearing liabilities will reprice more rapidly in a rising rate environment than our interest-earning assets, resulting in a short-term decrease in net interest income as reported in the simulation analysis, above. However, many of our interest-earning assets have relatively short lives and within a few quarters after the first year period following a rise in rates we would expect that the positive impact from the repricing of the interest-earning assets upward will more than make up for the continuing increases in interest expense.

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None
Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its common stock during the three months ended June 30, 2014:

Second Quarter 2014 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
April	6,511	$25.31	5,000	$4,155,217
May	12,573	25.00	10,536	3,891,140
June	18,305	25.19	—	3,891,140
Total	37,389	25.15	15,536
1 Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the Company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options. In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods: April – DRIP market purchases (1,046 shares), exercise of stock options (465 shares); May – DRIP market purchases (2,037 shares); June – DRIP market purchases (18,305 shares).
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
ARROW FINANCIAL CORPORATION
Registrant

August 6, 2014	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

August 6, 2014	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 59