Form 10-Q
period 2014-09-30
ARROW FINANCIAL CORP
filed 2014-11-07
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2014
Common Stock, par value $1.00 per share	12,607,102

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - Financial Information

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	September 30, 2014	December 31, 2013	September 30, 2013
ASSETS
Cash and Due From Banks	$46,771	$37,275	$47,513
Interest-Bearing Deposits at Banks	17,893	12,705	24,539
Investment Securities:
Available-for-Sale	374,335	457,606	486,888
Held-to-Maturity (Approximate Fair Value of $302,567 at September 30, 2014; $302,305 at December 31, 2013; and $278,390 at September 30, 2013)	296,522	299,261	273,626
Federal Home Loan Bank and Federal Reserve Bank Stock	3,001	6,281	3,896
Loans	1,381,440	1,266,472	1,243,370
Allowance for Loan Losses	(15,293)	(14,434)	(14,584)
Net Loans	1,366,147	1,252,038	1,228,786
Premises and Equipment, Net	28,206	29,154	29,386
Goodwill	22,003	22,003	22,003
Other Intangible Assets, Net	3,744	4,140	4,270
Other Assets	50,123	43,235	35,951
Total Assets	$2,208,745	$2,163,698	$2,156,858
LIABILITIES
Noninterest-Bearing Deposits	$296,384	$278,958	$280,326
NOW Accounts	887,865	817,366	839,213
Savings Deposits	524,906	498,779	516,010
Time Deposits of $100,000 or More	69,797	78,928	83,702
Other Time Deposits	156,404	168,299	176,124
Total Deposits	1,935,356	1,842,330	1,895,375
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	19,654	11,777	15,977
Federal Home Loan Bank Overnight Advances	—	53,000	—
Federal Home Loan Bank Term Advances	10,000	20,000	20,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Other Liabilities	23,646	24,437	22,823
Total Liabilities	2,008,656	1,971,544	1,974,175
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (17,079,376 Shares Issued at September 30, 2014, and 16,744,486 Shares Issued at December 31, 2013 and September 30, 2013)	17,079	16,744	16,744
Additional Paid-in Capital	239,247	229,290	228,622
Retained Earnings	26,240	27,457	24,755
Unallocated ESOP Shares (71,740 Shares at September 30, 2014, and 87,641 Shares at December 31, 2013 and September 30, 2013)	(1,450)	(1,800)	(1,800)
Accumulated Other Comprehensive Loss	(4,284)	(4,373)	(10,293)
Treasury Stock, at Cost (4,402,932 Shares at September 30, 2014; 4,296,723 Shares at December 31, 2013; and 4,327,741 Shares at September 30, 2013)	(76,743)	(75,164)	(75,345)
Total Stockholders’ Equity	200,089	192,154	182,683
Total Liabilities and Stockholders’ Equity	$2,208,745	$2,163,698	$2,156,858
See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$13,460	$12,846	$39,436	$38,279
Interest on Deposits at Banks	12	11	41	57
Interest and Dividends on Investment Securities:
Fully Taxable	1,919	1,556	5,968	4,991
Exempt from Federal Taxes	1,369	1,461	4,276	4,352
Total Interest and Dividend Income	16,760	15,874	49,721	47,679
INTEREST EXPENSE
NOW Accounts	386	423	1,345	1,987
Savings Deposits	218	240	663	785
Time Deposits of $100,000 or More	195	297	626	921
Other Time Deposits	335	470	1,085	1,529
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	6	5	15	14
Federal Home Loan Bank Advances	115	167	387	539
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	144	145	427	434
Total Interest Expense	1,399	1,747	4,548	6,209
NET INTEREST INCOME	15,361	14,127	45,173	41,470
Provision for Loan Losses	444	—	1,407	200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,917	14,127	43,766	41,270
NONINTEREST INCOME
Income From Fiduciary Activities	1,861	1,688	5,640	5,020
Fees for Other Services to Customers	2,353	2,403	6,924	7,056
Insurance Commissions	2,451	2,404	7,188	6,608
Net Gain on Securities Transactions	137	—	110	540
Net Gain on Sales of Loans	213	166	502	1,271
Other Operating Income	336	278	892	689
Total Noninterest Income	7,351	6,939	21,256	21,184
NONINTEREST EXPENSE
Salaries and Employee Benefits	7,781	7,856	23,303	23,114
Occupancy Expenses, Net	2,266	1,882	6,923	6,277
FDIC Assessments	273	269	828	800
Other Operating Expense	3,206	3,126	9,675	9,627
Total Noninterest Expense	13,526	13,133	40,729	39,818
INCOME BEFORE PROVISION FOR INCOME TAXES	8,742	7,933	24,293	22,636
Provision for Income Taxes	2,595	2,310	7,302	6,625
NET INCOME	$6,147	$5,623	$16,991	$16,011
Average Shares Outstanding:
Basic	12,606	12,555	12,601	12,527
Diluted	12,621	12,591	12,613	12,548
Per Common Share:
Basic Earnings	$0.49	$0.45	$1.35	$1.28
Diluted Earnings	0.49	0.45	1.35	1.28

Share and Per Share Amounts have been restated for the September 2014 2% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$6,147	$5,623	$16,991	$16,011
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding (Losses) Gains Arising During the Period	(770)	1,210	(15)	(2,213)
Reclassification Adjustment for Securities Losses (Gains) Included in Net Income	(82)	—	(66)	(326)
Amortization of Net Retirement Plan Actuarial Loss	70	235	209	707
(Accretion) Amortization of Net Retirement Plan Prior Service Credit	(13)	1	(39)	1
Other Comprehensive Income (Loss)	(795)	1,446	89	(1,831)
Comprehensive Income	$5,352	$7,069	$17,080	$14,180

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2013	$16,744	$229,290	$27,457	$(1,800)	$(4,373)	$(75,164)	$192,154
Net Income	—	—	16,991	—	—	—	16,991
Other Comprehensive (Loss) Income	—	—	—	—	89	—	89
2% Stock Dividend (334,890 Shares)	335	8,617	(8,952)	—	—	—	—
Cash Dividends Paid, $.74 per Share [1]	—	—	(9,256)	—	—	—	(9,256)
Stock Options Exercised, Net (45,194 Shares)	—	619	—	—	—	444	1,063
Shares Issued Under the Directors’ Stock Plan (3,872 Shares)	—	63	—	—	—	38	101
Shares Issued Under the Employee Stock Purchase Plan (14,172 Shares)	—	212	—	—	—	139	351
Stock-Based Compensation Expense	—	270	—	—	—	—	270
Tax Benefit for Disposition of Stock Options	—	22	—	—	—	—	22
Purchase of Treasury Stock (86,710 Shares)	—	—	—	—	—	(2,235)	(2,235)
Acquisition of Subsidiaries (3,595 Shares)	—	56	—	—	—	35	91
Allocation of ESOP Stock (17,308 Shares)	—	98	—	350	—	—	448
Balance at September 30, 2014	$17,079	$239,247	$26,240	$(1,450)	$(4,284)	$(76,743)	$200,089

Balance at December 31, 2012	$16,416	$218,650	$26,251	$(2,150)	$(8,462)	$(74,880)	$175,825
Net Income	—	—	16,011	—	—	—	16,011
Other Comprehensive (Loss) Income	—	—	—	—	(1,831)	—	(1,831)
2% Stock Dividend (328,323 Shares)	328	8,152	(8,480)	—	—	—	—
Cash Dividends Paid, $.72 per Share [1]	—	—	(9,027)	—	—	—	(9,027)
Stock Options Exercised, Net (44,849 Shares)	—	524	—	—	—	441	965
Shares Issued Under the Directors’ Stock Plan (4,255 Shares)	—	64	—	—	—	42	106
Shares Issued Under the Employee Stock Purchase Plan (14,668 Shares)	—	204	—	—	—	144	348
Shares Issued for Dividend Reinvestment Plans (33,539 Shares)	—	525	—	—	—	326	851
Stock-Based Compensation Expense	—	281	—	—	—	—	281
Tax Benefit for Disposition of Stock Options	—	17	—	—	—	—	17
Purchase of Treasury Stock (61,075 Shares)	—	—	—	—	—	(1,512)	(1,512)
Acquisition of Subsidiaries (9,503 Shares)	—	139	—	—	—	94	233
Allocation of ESOP Stock (16,969 Shares)	—	66	—	350	—	—	416
Balance at September 30, 2013	$16,744	$228,622	$24,755	$(1,800)	$(10,293)	$(75,345)	$182,683

1 Cash dividends paid per share have been adjusted for the September 2014 2% stock dividend.

See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2014	2013
Net Income	$16,991	$16,011
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	1,407	200
Depreciation and Amortization	5,622	6,908
Allocation of ESOP Stock	448	416
Gains on the Sale of Securities Available-for-Sale	(137)	(527)
Gains on the Sale of Securities Held-to-Maturity	—	(18)
Losses on the Sale of Securities Held-to-Maturity	—	5
Losses on the Sale of Securities Available-for-Sale	27	—
Loans Originated and Held-for-Sale	(16,462)	(41,545)
Proceeds from the Sale of Loans Held-for-Sale	15,879	44,057
Net Gains on the Sale of Loans	(502)	(1,271)
Net Losses on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	52	87
Contributions to Retirement Benefit Plans	(656)	(354)
Deferred Income Tax Benefit	(418)	(83)
Shares Issued Under the Directors’ Stock Plan	101	106
Stock-Based Compensation Expense	270	281
Net (Increase) Decrease in Other Assets	(1,146)	2,611
Net Increase (Decrease) in Other Liabilities	31	(653)
Net Cash Provided By Operating Activities	21,507	26,231
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	49,917	16,284
Proceeds from the Maturities and Calls of Securities Available-for-Sale	131,861	89,857
Purchases of Securities Available-for-Sale	(100,684)	(121,287)
Proceeds from the Sale of Securities Held-to-Maturity	—	1,181
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	45,602	35,214
Purchases of Securities Held-to-Maturity	(43,967)	(71,573)
Net Increase in Loans	(115,568)	(73,948)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,093	1,214
Purchase of Premises and Equipment	(885)	(1,935)
Cash Paid for Subsidiaries, Net	(75)	(75)
Net Decrease in Other Investments	3,280	1,896
Purchase of Bank Owned Life Insurance	(5,245)	—
Net Cash Used In Investing Activities	(34,671)	(123,172)
Cash Flows from Financing Activities:
Net Increase in Deposits	93,026	164,220
Net Decrease in Short-Term Borrowings	(45,123)	(25,701)
Repayments of Federal Home Loan Bank Term Advances	(10,000)	(10,000)
Purchase of Treasury Stock	(2,235)	(1,512)
Stock Options Exercised, Net	1,063	965
Shares Issued Under the Employee Stock Purchase Plan	351	348
Tax Benefit from Exercise of Stock Options	22	17
Shares Issued for Dividend Reinvestment Plans	—	851
Cash Dividends Paid	(9,256)	(9,027)
Net Cash Provided By Financing Activities	27,848	120,161
Net Increase in Cash and Cash Equivalents	14,684	23,220
Cash and Cash Equivalents at Beginning of Period	49,980	48,832
Cash and Cash Equivalents at End of Period	$64,664	$72,052

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$4,629	$6,318
Income Taxes	7,035	6,086
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,137	764
Acquisition of Subsidiaries	91	233

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2014, December 31, 2013 and September 30, 2013; the results of operations for the three and nine-month periods ended September 30, 2014 and 2013; the consolidated statements of comprehensive income for the three and nine-month periods ended September 30, 2014 and 2013; the changes in stockholders' equity for the nine-month periods ended September 30, 2014 and 2013; and the cash flows for the nine-month periods ended September 30, 2014 and 2013. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current presentation. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2013, included in Arrow's 2013 Form 10-K.

New Accounting Standards Updates (ASU): During 2014, through the date of this report, the FASB issued fifteen accounting standards updates, only three of which apply to Arrow.
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
ASU 2014-04 "Receivables - Trouble Debt Restructurings by Creditors" provides additional guidance on when an in-substance repossession or foreclosure occurs and is effective for annual periods beginning after December 15, 2014. We are evaluating the impact of adopting this standard, and we do not expect that it will have a material impact on our financial condition or results of operations.
ASU 2014-14 "Receivables - Trouble Debt Restructurings by Creditors - Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure" requires an entity to report a separate other receivable for the amount of the expected guarantee upon foreclosure. For Arrow, the standard is effective for the first quarter of 2015. The adoption will not have a material impact on our financial condition or results of operations.

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at September 30, 2014, December 31, 2013 and September 30, 2013:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
September 30, 2014
Available-For-Sale Securities, at Amortized Cost	$134,485	$91,799	$126,108	$17,027	$1,120	$370,539
Available-For-Sale Securities, at Fair Value	134,051	92,150	130,101	16,756	1,277	374,335
Gross Unrealized Gains	1	355	4,046	9	157	4,568
Gross Unrealized Losses	435	4	53	280	—	772
Available-For-Sale Securities, Pledged as Collateral						292,850

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	35,472	6,465	—		41,937
From 1 - 5 Years	128,653	54,172	107,842	16,027		306,694
From 5 - 10 Years	5,832	1,515	11,801	—		19,148
Over 10 Years	—	640	—	1,000		1,640

Maturities of Debt Securities, at Fair Value:
Within One Year	—	35,539	6,529	—		42,068
From 1 - 5 Years	128,247	54,438	111,100	15,956		309,741
From 5 - 10 Years	5,804	1,533	12,472	—		19,809
Over 10 Years	—	640	—	800		1,440

# 8

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$90,968	$450	$5,528	$—	$—	$96,946
12 Months or Longer	27,994	2,665	4,515	10,752	—	45,926
Total	$118,962	$3,115	$10,043	$10,752	$—	$142,872
Number of Securities in a Continuous Loss Position	35	18	7	15	—	75

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$296	$—	$18	$—	$—	$314
12 Months or Longer	139	4	35	280	—	458
Total	$435	$4	$53	$280	$—	$772

December 31, 2013
Available-For-Sale Securities, at Amortized Cost	$136,868	$127,224	$171,321	$17,142	$1,120	$453,675
Available-For-Sale Securities, at Fair Value	136,475	127,389	175,778	16,798	1,166	457,606
Gross Unrealized Gains	2	306	4,714	10	46	5,078
Gross Unrealized Losses	395	141	257	354	—	1,147
Available-For-Sale Securities, Pledged as Collateral						243,769

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$60,664	$29,967	$15,190	$7,375	$—	$113,196
12 Months or Longer	33,849	4,597	11,841	6,063	—	56,350
Total	$94,513	$34,564	$27,031	$13,438	$—	$169,546
Number of Securities in a Continuous Loss Position	26	107	13	19	—	165

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$336	$120	$108	$92	$—	$656
12 Months or Longer	59	21	149	262	—	491
Total	$395	$141	$257	$354	$—	$1,147

September 30, 2013
Available-For-Sale Securities, at Amortized Cost	$150,184	$134,059	$179,235	$17,180	$1,120	$481,778
Available-For-Sale Securities, at Fair Value	149,774	133,919	185,215	16,798	1,182	486,888
Gross Unrealized Gains	2	175	6,041	—	62	6,280
Gross Unrealized Losses	412	315	61	382	—	1,170
Available-For-Sale Securities, Pledged as Collateral						314,693

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$105,517	$58,710	$8,482	$15,998	$—	$188,707
12 Months or Longer	4,992	3,513	—	800	—	9,305
Total	$110,509	$62,223	$8,482	$16,798	$—	$198,012

# 9

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
Number of Securities in a Continuous Loss Position	30	230	4	22	—	286

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$405	$304	$61	$182	$—	$952
12 Months or Longer	7	11	—	200	—	218
Total	$412	$315	$61	$382	$—	$1,170

The following table is the schedule of Held-To-Maturity Securities at September 30, 2014, December 31, 2013 and September 30, 2013:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
September 30, 2014
Held-To-Maturity Securities, at Amortized Cost	$178,699	$116,823	$1,000	$296,522
Held-To-Maturity Securities, at Fair Value	184,116	117,451	1,000	302,567
Gross Unrealized Gains	5,535	672	—	6,207
Gross Unrealized Losses	118	44	—	162
Held-To-Maturity Securities, Pledged as Collateral				277,636

Maturities of Debt Securities, at Amortized Cost:
Within One Year	33,517	—	—	33,517
From 1 - 5 Years	86,414	61,257	—	147,671
From 5 - 10 Years	56,509	55,566	—	112,075
Over 10 Years	2,259	—	1,000	3,259

Maturities of Debt Securities, at Fair Value:
Within One Year	33,608	—	—	33,608
From 1 - 5 Years	89,028	61,578	—	150,606
From 5 - 10 Years	59,121	55,873	—	114,994
Over 10 Years	2,359	—	1,000	3,359

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$2,289	$9,221	$—	$11,510
12 Months or Longer	13,058	4,366	—	17,424
Total	$15,347	$13,587	$—	$28,934
Number of Securities in a Continuous Loss Position	58	5	—	63

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$15	$32	$—	$47
12 Months or Longer	103	12	—	115
Total	$118	$44	$—	$162

# 10

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2013
Held-To-Maturity Securities, at Amortized Cost	$198,206	$100,055	$1,000	$299,261
Held-To-Maturity Securities, at Fair Value	202,390	98,915	1,000	302,305
Gross Unrealized Gains	4,762	24	—	4,786
Gross Unrealized Losses	578	1,164	—	1,742
Held-To-Maturity Securities, Pledged as Collateral				298,261

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$23,633	$85,339	$—	$108,972
12 Months or Longer	5,111	—	—	5,111
Total	$28,744	$85,339	$—	$114,083
Number of Securities in a Continuous Loss Position	101	36	—	137

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$519	$1,164	$—	$1,683
12 Months or Longer	59	—	—	59
Total	$578	$1,164	$—	$1,742

September 30, 2013
Held-To-Maturity Securities, at Amortized Cost	$194,065	$78,561	$1,000	$273,626
Held-To-Maturity Securities, at Fair Value	198,548	78,842	1,000	278,390
Gross Unrealized Gains	5,018	314	—	5,332
Gross Unrealized Losses	535	33	—	568
Held-To-Maturity Securities, Pledged as Collateral				272,626

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$27,814	$29,714	$—	$57,528
12 Months or Longer	171	—	—	171
Total	$27,985	$29,714	$—	$57,699
Number of Securities in a Continuous Loss Position	97	13	—	110

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$532	$33	$—	$565
12 Months or Longer	2	—	—	2
Total	$534	$33	$—	$567

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

# 11

In the available-for-sale category at September 30, 2014, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $134.5 million and a fair value of $134.1 million. Mortgage-backed securities - residential consisted of U.S. Government Agency securities with an amortized cost of $26.0 million and a fair value of $26.6 million and government sponsored entity (GSE) securities with an amortized cost of $100.1 million and a fair value of $103.5 million. In the held-to-maturity category at September 30, 2014, mortgage-backed securities-residential consisted of U.S Government Agency securities with an amortized cost of $4.5 million and a fair value of $4.6 million and GSE securities with an amortized cost of $112.3 million and a fair value of $112.9 million.
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
In the available-for-sale category at September 30, 2013, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $150.2 million and a fair value of $149.8 million. Mortgage-backed securities-residential consisted of US Government Agency securities with an amortized cost of $32.5 million and a fair value of $33.6 million and GSE securities with an amortized cost of $146.7 million and a fair value of $151.6 million. In the held-to-maturity category at September 30, 2013, mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $5.0 million and a fair value of $4.9 million and GSE securities with an amortized cost of $73.6 million and a fair value of $73.9 million.
Securities in a continuous loss position, in the tables above for September 30, 2014, December 31, 2013 and September 30, 2013, do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated at least Aaa by Moody's or AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis reflects satisfactory credit worthiness of the municipalities.  Corporate and other debt securities continue to be rated above investment grade according to Moody's and Standard and Poor's. Subsequent to September 30, 2014, and through the date of filing this report, there were no securities downgraded below investment grade.
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

# 12

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of September 30, 2014, December 31, 2013 and September 30, 2013 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.   Loans held-for-sale of $1,149, $64 and $1,561 as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively, are included in the residential real estate balances for current loans.

Past Due Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
September 30, 2014
Loans Past Due 30-59 Days	$109	$—	$—	$24	$2,938	$389	$3,460
Loans Past Due 60-89 Days	210	—	232	8	1,058	1,379	2,887
Loans Past Due 90 or more Days	485	—	1,832	9	257	3,064	5,647
Total Loans Past Due	804	—	2,064	41	4,253	4,832	11,994
Current Loans	96,042	26,709	311,835	7,372	415,300	512,188	1,369,446
Total Loans	$96,846	$26,709	$313,899	$7,413	$419,553	$517,020	$1,381,440

Loans 90 or More Days Past Due and Still Accruing Interest	$328	$—	$—	$—	$—	$243	$571
Nonaccrual Loans	$241	$—	$2,073	$10	$428	$4,296	$7,048

December 31, 2013
Loans Past Due 30-59 Days	$304	$—	$200	$37	$3,233	$529	$4,303
Loans Past Due 60-89 Days	601	—	1,200	19	1,041	1,527	4,388
Loans Past Due 90 or more Days	177	—	2,034	—	98	3,113	5,422
Total Loans Past Due	1,082	—	3,434	56	4,372	5,169	14,113
Current Loans	86,811	27,815	284,685	7,593	389,832	455,623	1,252,359
Total Loans	$87,893	$27,815	$288,119	$7,649	$394,204	$460,792	$1,266,472

Loans 90 or More Days Past Due and Still Accruing Interest	$28	$—	$—	$—	$—	$624	$652
Nonaccrual Loans	$352	$—	$2,048	$—	$219	$3,860	$6,479

September 30, 2013
Loans Past Due 30-59 Days	$595	$—	$—	$50	$2,230	$200	$3,075
Loans Past Due 60-89 Days	750	—	1,173	4	654	1,999	4,580
Loans Past Due 90 or more Days	53	—	1,847	—	133	2,721	4,754
Total Loans Past Due	1,398	—	3,020	54	3,017	4,920	12,409
Current Loans	85,719	33,960	260,084	7,516	389,335	454,347	1,230,961
Total Loans	$87,117	$33,960	$263,104	$7,570	$392,352	$459,267	$1,243,370

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$—	$11	$916	$927
Nonaccrual Loans	$269	$—	$1,930	$3	$240	$3,729	$6,171

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

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
June 30, 2014	$2,055	$445	$3,770	$266	$4,414	$3,133	$953	$15,036
Charge-offs	(26)	—	—	(8)	(185)	(46)	—	(265)
Recoveries	24	—	—	3	51	—	—	78
Provision	90	(45)	(19)	(7)	256	187	(18)	444
September 30, 2014	$2,143	$400	$3,751	$254	$4,536	$3,274	$935	$15,293

June 30, 2013	$1,552	$646	$3,293	$299	$4,357	$3,408	$1,123	$14,678
Charge-offs	(62)	—	—	(7)	(114)	—	—	(183)
Recoveries	8	—	—	2	79	—	—	89
Provision	209	4	15	(29)	(14)	(159)	(26)	—
September 30, 2013	$1,707	$650	$3,308	$265	$4,308	$3,249	$1,097	$14,584

# 14

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2013	$1,886	$417	$3,545	$272	$4,206	$3,026	$1,082	$14,434
Charge-offs	(192)	—	—	(34)	(452)	(91)	—	(769)
Recoveries	49	—	—	4	168	—	—	221
Provision	400	(17)	206	12	614	339	(147)	1,407
September 30, 2014	$2,143	$400	$3,751	$254	$4,536	$3,274	$935	$15,293

December 31, 2012	$2,344	$601	$3,050	$304	$4,536	$3,405	$1,058	$15,298
Charge-offs	(850)	—	(11)	(20)	(284)	—	—	(1,165)
Recoveries	48	—	—	2	201	—	—	251
Provision	165	49	269	(21)	(145)	(156)	39	200
September 30, 2013	$1,707	$650	$3,308	$265	$4,308	$3,249	$1,097	$14,584

September 30, 2014
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$82	$—	$82
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$2,143	$400	$3,751	$254	$4,536	$3,192	$935	$15,211
Ending Loan Balance - Individually Evaluated for Impairment	$201	$—	$1,493	$—	$123	$2,200	$—	$4,017
Ending Loan Balance - Collectively Evaluated for Impairment	$96,645	$26,709	$312,406	$7,413	$419,430	$514,820	$—	$1,377,423

December 31, 2013
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,886	$417	$3,545	$272	$4,206	$3,026	$1,082	$14,434
Ending Loan Balance - Individually Evaluated for Impairment	$221	$—	$1,785	$—	$173	$2,309	$—	$4,488
Ending Loan Balance - Collectively Evaluated for Impairment	$87,672	$27,815	$286,334	$7,649	$394,031	$458,483	$—	$1,261,984

September 30, 2013
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,707	$650	$3,308	$265	$4,308	$3,249	$1,097	$14,584
Ending Loan Balance - Individually Evaluated for Impairment	$25	$—	$1,497	$—	$169	$1,720	$—	$3,411
Ending Loan Balance - Collectively Evaluated for Impairment	$87,092	$33,960	$261,607	$7,570	$392,183	$457,547	$—	$1,239,959
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

# 16

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at September 30, 2014, December 31, 2013 and September 30, 2013:

Loan Credit Quality Indicators
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
September 30, 2014
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$82,232	$26,709	$289,686				$398,627
Special Mention	4,969	—	7,032				12,001
Substandard	9,645	—	17,181				26,826
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				$7,403	$419,125	$512,481	939,009
Nonperforming				10	428	4,539	4,977

December 31, 2013
Credit Risk Profile by Creditworthiness Category:
Satisfactory	79,966	27,815	267,612				375,393
Special Mention	204	—	634				838
Substandard	7,723	—	19,873				27,596
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				7,649	393,985	456,308	857,942
Nonperforming				—	219	4,484	4,703

September 30, 2013
Credit Risk Profile by Creditworthiness Category:
Satisfactory	78,706	33,133	241,437				353,276
Special Mention	2,313	—	3,004				5,317
Substandard	6,098	827	18,663				25,588
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				7,567	392,112	454,620	854,299
Nonperforming				3	240	4,647	4,890

We use an internally developed system of five credit quality indicators to rate the credit worthiness of each commercial loan defined as follows: 1) Satisfactory - "Satisfactory" borrowers have acceptable financial condition with satisfactory record of earnings and sufficient historical and projected cash flow to service the debt.  Borrowers have satisfactory repayment histories and primary and secondary sources of repayment can be clearly identified; 2) Special Mention - Loans in this category have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  "Special mention" assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Loans which might be assigned this risk rating include loans to borrowers with deteriorating financial strength and/or earnings record and loans with potential for problems due to weakening economic or market conditions; 3) Substandard - Loans classified as “substandard” are inadequately protected by the current sound net worth or paying capacity of the borrower or the collateral pledged, if any.  Loans in this category have well defined weaknesses that jeopardize the repayment.  They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  “Substandard” loans may include loans which are likely to require liquidation of collateral to effect repayment, and other loans where character or ability to repay has become suspect. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard; 4) Doubtful - Loans classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values highly questionable and improbable.  Although possibility of loss is extremely high, classification of these loans as “loss” has been deferred due to specific pending factors or events which may strengthen the value (i.e. possibility of additional collateral, injection of capital, collateral liquidation, debt restructure, economic recovery, etc).  Loans classified as “doubtful” need to be placed on

# 17

non-accrual; and 5) Loss - Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  As of the date of the balance sheet, all loans in this category have been charged-off to the allowance for loan losses.  Large commercial loans are evaluated on an annual basis, unless the credit quality indicator falls to a level of "substandard" or below, when the loan is evaluated quarterly.  The credit quality indicator is one of the factors used to determine any loss, as further described in this footnote.
For the purposes of the table above, nonperforming consumer loans are those loans on nonaccrual status or are 90 days or more past due and still accruing interest.

Impaired Loans
The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
September 30, 2014
Recorded Investment:
With No Related Allowance	$201	$—	$1,493	$—	$123	$1,667	$3,484
With a Related Allowance	—	—	—	—	—	533	533
Unpaid Principal Balance:
With No Related Allowance	201	—	1,493	—	123	1,667	3,484
With a Related Allowance	—	—	—	—	—	533	533

December 31, 2013
Recorded Investment:
With No Related Allowance	$221	$—	$1,785	$—	$173	$2,309	$4,488
With a Related Allowance	—	—	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	221	—	1,785	—	173	2,309	4,488
With a Related Allowance	—	—	—	—	—	—	—

September 30, 2013
Recorded Investment:
With No Related Allowance	$25	$—	$1,497	$—	$169	$1,720	$3,411
With a Related Allowance	—	—	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	25	—	1,497	—	169	1,720	$3,411
With a Related Allowance	—	—	—	—	—	—	—

For the Quarter Ended:
September 30, 2014
Average Recorded Balance:
With No Related Allowance	$205	$—	$1,493	$—	$124	$1,394	$3,216
With a Related Allowance	—	—	—	—	—	554	554
Interest Income Recognized:
With No Related Allowance	2	—	—	—	2	—	4
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—
With a Related Allowance	—	—	—	—	—	—	—

September 30, 2013
Average Recorded Balance:
With No Related Allowance	$29	$—	$1,489	$—	$177	$1,399	$3,094
With a Related Allowance	—	—	—	—	—	—	—
Interest Income Recognized:
With No Related Allowance	1	—	—	—	1	2	4
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—
With a Related Allowance	—	—	—	—	—	—	—

# 18

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
For the Year-To-Date Period Ended:
September 30, 2014
Average Recorded Balance:
With No Related Allowance	$211	$—	$1,639	$—	$148	$1,988	$3,986
With a Related Allowance	—	—	—	—	—	267	267
Interest Income Recognized:
With No Related Allowance	7	—	—	—	6	1	14
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—
With a Related Allowance	—	—	—	—	—	—	—

September 30, 2013
Average Recorded Balance:
With No Related Allowance	$35	$—	$2,013	$—	$186	$1,405	$3,639
With a Related Allowance	694	—	—	—	—	—	694
Interest Income Recognized:
With No Related Allowance	3	—	—	—	6	6	15
With a Related Allowance	72	—	—	—	—	—	72
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—
With a Related Allowance	72	—	—	—	—	—	72

At September 30, 2014, December 31, 2013 and September 30, 2013, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

# 19

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated:

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
For the Quarter Ended:
September 30, 2014
Number of Loans	—	—	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$12	$—	$12
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$12	$—	$12

September 30, 2013
Number of Loans	—	—	—	—	2	—	2
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$16	$—	$16
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$16	$—	$16

For the Year-To-Date Period Ended:
September 30, 2014
Number of Loans	—	—	—	—	2	1	3
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$14	$574	$588
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$14	$574	$588

September 30, 2013
Number of Loans	—	—	—	—	7	—	7
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$57	$—	$57
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$57	$—	$57

In general, loans requiring modification are restructured to accommodate the projected cashflows of the borrower. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of September 30, 2014.

Note 4.    GUARANTEES (In Thousands)

The following table presents the balance for standby letters of credit for the periods ended September 30, 2014, December 31, 2013 and September 30, 2013:

Loan Commitments and Letters of Credit
	September 30, 2014	December 31, 2013	September 30, 2013
Notional Amount:
Commitments to Extend Credit	$255,587	$237,940	$243,254
Standby Letters of Credit	3,157	3,345	3,525
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	52	65	56

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at September 30, 2014, December 31, 2013 and September 30, 2013 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit typically range from 1% to 3% of the notional amount.  Fees are collected upfront and are amortized over the life of the commitment. The fair values of Arrow's standby letters of credit at September 30, 2014, December 31, 2013 and September 30, 2013, in the table above, were the same as the carrying amounts.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 21

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three and nine months ended September 30, 2014 and 2013 :

Schedule of Comprehensive Income
	Three Months Ended September 30,			Nine Months Ended September 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2014
Net Unrealized Securities Holding Losses Arising During the Period	$(1,274)	$504	$(770)	$(25)	$10	$(15)
Reclassification Adjustment for Securities Gains Included in Net Income	(137)	55	(82)	(110)	44	(66)
Amortization of Net Retirement Plan Actuarial Loss	116	(46)	70	346	(137)	209
Accretion of Net Retirement Plan Prior Service Credit	(22)	9	(13)	(65)	26	(39)
Other Comprehensive (Loss) Income	$(1,317)	$522	$(795)	$146	$(57)	$89

2013
Net Unrealized Securities Holding Gains (Losses) Arising During the Period	$2,003	$(793)	$1,210	$(3,664)	$1,451	$(2,213)
Reclassification Adjustment for Securities Gains Included in Net Income	—	—	—	(540)	214	(326)
Amortization of Net Retirement Plan Actuarial Loss	390	(155)	235	1,173	(466)	707
Accretion of Net Retirement Plan Prior Service Credit	1	—	1	1	—	1
Other Comprehensive Income (Loss)	$2,394	$(948)	$1,446	$(3,030)	$1,199	$(1,831)

# 22

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Quarter-To-Date periods ended:

June 30, 2014	$3,145	$(6,558)	$(76)	$(3,489)
Other comprehensive income before reclassifications	(770)	—	—	(770)
Amounts reclassified from accumulated other comprehensive income	(82)	70	(13)	(25)
Net current-period other comprehensive income	(852)	70	(13)	(795)
September 30, 2014	$2,293	$(6,488)	$(89)	$(4,284)

June 30, 2013	$1,876	$(13,564)	$(51)	$(11,739)
Other comprehensive income before reclassifications	1,210	—	—	1,210
Amounts reclassified from accumulated other comprehensive income	—	235	1	236
Net current-period other comprehensive income	1,210	235	1	1,446
September 30, 2013	$3,086	$(13,329)	$(50)	$(10,293)

For the Year-To-Date periods ended:

December 31, 2013	$2,374	$(6,697)	$(50)	$(4,373)
Other comprehensive income before reclassifications	(15)	—	—	(15)
Amounts reclassified from accumulated other comprehensive income	(66)	209	(39)	104
Net current-period other comprehensive income	(81)	209	(39)	89
September 30, 2014	$2,293	$(6,488)	$(89)	$(4,284)

December 31, 2012	$5,625	$(14,036)	$(51)	$(8,462)
Other comprehensive income before reclassifications	(2,213)	—	—	(2,213)
Amounts reclassified from accumulated other comprehensive income	(326)	707	1	382
Net current-period other comprehensive income	(2,539)	707	1	(1,831)
September 30, 2013	$3,086	$(13,329)	$(50)	$(10,293)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 23

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

September 30, 2014

Unrealized gains and losses on available-for-sale securities
	$137		Gain on Securities Transactions
	137		Total before Tax
	(55)		Provision for Income Taxes
	$82		Net of Tax

Amortization of defined benefit pension items
Prior-service costs	$22	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(116)	(2)	Salaries and Employee Benefits
	(94)		Total before Tax
	37		Provision for Income Taxes
	$(57)		Net of Tax

Total reclassifications for the period	$25		Net of Tax

September 30, 2013

Unrealized gains and losses on available-for-sale securities
	$—		Gain on Securities Transactions
	—		Total before Tax
	—		Provision for Income Taxes
	$—		Net of Tax

Amortization of defined benefit pension items
Prior-service costs	$(1)	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(390)	(2)	Salaries and Employee Benefits
	(391)		Total before Tax
	155		Provision for Income Taxes
	$(236)		Net of Tax

Total reclassifications for the period	$(236)		Net of Tax

# 24

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

September 30, 2014

Unrealized gains and losses on available-for-sale securities
	$110		Gain on Securities Transactions
	110		Total before Tax
	(44)		Provision for Income Taxes
	$66		Net of Tax

Amortization of defined benefit pension items
Prior-service costs	$65	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(346)	(2)	Salaries and Employee Benefits
	(281)		Total before Tax
	111		Provision for Income Taxes
	$(170)		Net of Tax

Total reclassifications for the period	$(104)		Net of Tax

September 30, 2013

Unrealized gains and losses on available-for-sale securities
	$540		Gain on Securities Transactions
	540		Total before Tax
	(214)		Provision for Income Taxes
	$326		Net of Tax

Amortization of defined benefit pension items
Prior-service costs	(1)	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(1,173)	(2)	Salaries and Employee Benefits
	(1,174)		Total before Tax
	466		Provision for Income Taxes
	$(708)		Net of Tax

Total reclassifications for the period	$(382)		Net of Tax

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
The following table presents a roll-forward of our stock option plans and grants issued during 2014:
.

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2014	397,187
Granted	75,518
Exercised	(46,099)
Forfeited	—
Outstanding at September 30, 2014	426,606
Exercisable at Period-End	287,529
Vested and Expected to Vest	139,077

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2014	$22.44
Granted	24.51
Exercised	23.05
Forfeited	—
Outstanding at September 30, 2014	22.74
Exercisable at Period-End	21.91
Vested and Expected to Vest	24.46

Grants Issued During 2014 - Weighted Average Information:
Fair Value	5.92
Fair Value Assumptions:
Dividend Yield	3.97%
Expected Volatility	35.30%
Risk Free Interest Rate	2.19%
Expected Lives (in years)	6.85

The following table presents information on the amounts expensed for the periods ended September 30, 2014 and 2013:

Share-Based Compensation Expense
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Share-Based Compensation Expense	$90	$92	$270	$281

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 26

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three and nine-month periods ended September 30:

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended September 30, 2014:
Service Cost	$377	$—	$52
Interest Cost	298	55	49
Expected Return on Plan Assets	(722)	—	—
Amortization of Prior Service (Credit) Cost	(11)	18	(29)
Amortization of Net Loss	86	23	7
Net Periodic Benefit Cost	$28	$96	$79

Plan Contributions During the Period	$—	$119	$72

For the Three Months Ended September 30, 2013:
Service Cost	$367	$5	$51
Interest Cost	315	33	56
Expected Return on Plan Assets	(716)	—	—
Amortization of Prior Service (Credit) Cost	10	19	(28)
Amortization of Net Loss	311	38	41
Net Periodic Benefit Cost	$287	$95	$120

Plan Contributions During the Period	$—	$133	$77

Net Periodic Benefit Cost
For the Nine Months Ended September 30, 2014:
Service Cost	$1,130	$—	$158
Interest Cost	896	164	221
Expected Return on Plan Assets	(2,167)	—	—
Amortization of Prior Service Cost (Credit)	(33)	54	(86)
Amortization of Net Loss	258	68	20
Net Periodic Benefit Cost	$84	$286	$313

Plan Contributions During the Period	$—	$356	$300

Estimated Future Contributions in the Current Fiscal Year	$—	$119	$72

For the Nine Months Ended September 30, 2013:
Service Cost	$1,101	$32	$153
Interest Cost	944	81	206
Expected Return on Plan Assets	(2,148)	—	—
Amortization of Prior Service (Credit) Cost	28	59	(86)
Amortization of Net Loss	935	114	124
Net Periodic Benefit Cost	$860	$286	$397

Plan Contributions During the Period	$—	$354	$252

We are not required to make a contribution to our qualified pension plan in 2014, and currently, we do not expect to make a contribution in 2014. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

# 27

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended September 30, 2014 and 2013.  All share and per share amounts have been adjusted for the September 2013 2% stock dividend.

Earnings Per Share
	Quarterly Period Ended:		Year-to-Date Period Ended:
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Earnings Per Share - Basic:
Net Income	$6,147	$5,623	$16,991	$16,011
Weighted Average Shares - Basic	12,606	12,555	12,601	12,527
Earnings Per Share - Basic	$0.49	$0.45	$1.35	$1.28

Earnings Per Share - Diluted:
Net Income	$6,147	$5,623	$16,991	$16,011
Weighted Average Shares - Basic	12,606	12,555	12,601	12,527
Dilutive Average Shares Attributable to Stock Options	15	36	12	21
Weighted Average Shares - Diluted	12,621	12,591	12,613	12,548
Earnings Per Share - Diluted	$0.49	$0.45	$1.35	$1.28
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	—	47	—	47

# 28

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2014, December 31, 2013 and September 30, 2013 were securities available-for-sale. Arrow held no securities or liabilities for trading on such dates.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
September 30, 2014
Securities Available-for Sale:
U.S. Agency Obligations	$134,051	$—	$134,051	$—
State and Municipal Obligations	92,150	—	92,150	—
Mortgage-Backed Securities - Residential	130,101	—	130,101	—
Corporate and Other Debt Securities	16,756	—	16,756	—
Mutual Funds and Equity Securities	1,277	—	1,277	—
Total Securities Available-for-Sale	$374,335	$—	$374,335	$—
December 31, 2013
Securities Available-for Sale:
U.S. Agency Obligations	$136,475	$—	$136,475	$—
State and Municipal Obligations	127,389	—	127,389	—
Mortgage-Backed Securities - Residential	175,778	—	175,778	—
Corporate and Other Debt Securities	16,798	—	16,798	—
Mutual Funds and Equity Securities	1,166	—	1,166	—
Total Securities Available-for Sale	$457,606	$—	$457,606	$—
September 30, 2013
Securities Available-for Sale:
U.S. Agency Obligations	$149,774	$—	$149,774	$—
State and Municipal Obligations	133,919	—	133,919	—
Mortgage-Backed Securities - Residential	185,215	—	185,215	—
Corporate and Other Debt Securities	16,798	—	16,798	—
Mutual Funds and Equity Securities	1,182	—	1,182	—
Total Securities Available-for Sale	$486,888	$—	$486,888	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
September 30, 2014
Other Real Estate Owned and Repossessed Assets, Net	$392	$—	$—	$392	$(139)
Impaired Loans	533	—	—	533	(82)
December 31, 2013
Other Real Estate Owned and Repossessed Assets, Net	$144	$—	$—	$144	$(79)
September 30, 2013
Other Real Estate Owned and Repossessed Assets, Net	$499	$—	$—	$499	$(180)

# 29

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans was based on third-party appraisals of the collateral. The fair value of other real estate owned was based on third-party appraisals. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at September 30, 2014, December 31, 2013 and September 30, 2013.

# 30

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Cash and Cash Equivalents	$64,664	$64,664	$64,664	$—	$—
Securities Available-for-Sale	374,335	374,335	—	374,335	—
Securities Held-to-Maturity	296,522	302,567	—	302,567	—
Federal Home Loan Bank and Federal Reserve Bank Stock	3,001	3,001	3,001	—	—
Net Loans	1,366,147	1,371,368	—	—	1,371,368
Accrued Interest Receivable	6,629	6,629	6,629	—	—
Deposits	1,935,356	1,929,377	1,709,155	220,222	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	19,654	19,654	19,654	—	—
Federal Home Loan Bank Term Advances	10,000	10,340	10,340	—	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	357	357	357	—	—

December 31, 2013
Cash and Cash Equivalents	$49,980	$49,980	$49,980	$—	$—
Securities Available-for-Sale	457,606	457,606	—	457,606	—
Securities Held-to-Maturity	299,261	302,305	—	302,305	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,281	6,281	6,281	—	—
Net Loans	1,252,038	1,266,020	—	—	1,266,020
Accrued Interest Receivable	5,745	5,745	5,745	—	—
Deposits	1,842,330	1,839,613	1,595,103	244,510	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	11,777	11,777	11,777	—	—
Federal Home Loan Bank Term Advances	73,000	74,629	53,000	21,629	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	439	439	439	—	—

September 30, 2013
Cash and Cash Equivalents	$72,052	$72,052	$72,052	$—	$—
Securities Available-for-Sale	486,888	486,888	—	486,888	—
Securities Held-to-Maturity	273,626	278,390	—	278,390	—
Federal Home Loan Bank and Federal Reserve Bank Stock	3,896	3,896	3,896	—	—
Net Loans	1,228,786	1,246,005	—	—	1,246,005
Accrued Interest Receivable	6,614	6,614	6,614	—	—
Deposits	1,895,375	1,891,086	1,635,549	255,537	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	15,977	15,977	15,977	—	—
Federal Home Loan Bank Term Advances	20,000	20,823	—	20,823	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	472	472	472	—	—

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

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of September 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2014 and 2013, and the related consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management.

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
November 7, 2014

# 33

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2014
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

Our Peer Group - At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, this peer group is comprised of the group of 344 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for June 30, 2014 (the most recent such Report currently available), and peer group data has been derived from such Report.
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

Adjustments for Certain Items of Income or Expense:  In addition to our disclosures of net income, earnings per share (i.e. EPS), return on average assets (i.e. ROA), return on average equity (i.e. ROE) and other financial measures in accordance with GAAP, we may also provide comparative disclosures that adjust these GAAP financial measures by removing the impact of certain transactions or other material items of income or expense.  We believe that the resulting non-GAAP financial measures may improve an understanding of our results of operations by separating out items that have a disproportional positive or negative impact on the particular period in question. Additionally, we believe that the adjustment for certain items allows a better comparison from period-to-period in our results of operations with respect to our fundamental lines of business including the commercial banking business. When we provide such non-GAAP measure, we disclose that they are non-GAAP and furnish required accompanying information.
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

# 35

Selected Quarterly Information - Unaudited (dollars in thousands)

Quarter Ended	09/30/2014	06/30/2014	03/31/2014	12/31/2013	09/30/2013
Net Income	$6,147	$5,524	$5,320	$5,784	$5,623
Transactions Recorded in Net Income (Net of Tax):
Net (Loss) Gain on Securities Transactions	83	(16)	—	—	—
Net Gain on Sales of Loans	129	100	74	114	100
Share and Per Share Data:[1]
Period End Shares Outstanding	12,605	12,597	12,597	12,607	12,576
Basic Average Shares Outstanding	12,606	12,595	12,602	12,586	12,555
Diluted Average Shares Outstanding	12,621	12,616	12,613	12,634	12,591
Basic Earnings Per Share	$0.49	$0.44	$0.42	$0.46	$0.45
Diluted Earnings Per Share	0.49	0.44	0.42	0.46	0.45
Cash Dividend Per Share	0.25	0.25	0.25	0.25	0.24
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$15,041	$22,486	$17,184	$46,853	$14,096
Investment Securities	653,702	712,088	755,008	762,768	744,928
Loans	1,361,347	1,328,639	1,284,649	1,254,957	1,224,840
Deposits	1,861,115	1,900,399	1,887,589	1,904,922	1,800,181
Other Borrowed Funds	67,291	60,900	68,375	62,038	92,073
Shareholders’ Equity	199,518	196,478	194,127	184,506	179,634
Total Assets	2,154,307	2,183,611	2,176,038	2,176,264	2,095,017
Return on Average Assets	1.13%	1.01%	0.99%	1.05%	1.06%
Return on Average Equity	12.22%	11.28%	11.11%	12.44%	12.42%
Return on Tangible Equity[2]	14.04%	12.99%	12.84%	14.50%	14.55%
Average Earning Assets	$2,030,090	$2,063,213	$2,056,841	$2,064,578	$1,983,864
Average Interest-Bearing Liabilities	1,626,327	1,680,149	1,678,080	1,686,993	1,614,873
Interest Income, Tax-Equivalent	17,834	17,837	17,439	17,633	17,032
Interest Expense	1,399	1,555	1,594	1,713	1,747
Net Interest Income, Tax-Equivalent	16,435	16,282	15,845	15,920	15,285
Tax-Equivalent Adjustment	1,074	1,142	1,173	1,174	1,158
Net Interest Margin [3]	3.21%	3.17%	3.12%	3.06%	3.06%
Efficiency Ratio Calculation:
Noninterest Expense	$13,526	$13,737	$13,466	$13,385	$13,133
Less: Intangible Asset Amortization	(94)	(94)	(106)	(108)	(108)
Net Noninterest Expense	$13,432	$13,643	$13,360	$13,277	$13,025
Net Interest Income, Tax-Equivalent	$16,435	$16,282	$15,845	$15,920	$15,285
Noninterest Income	7,351	7,019	6,886	6,877	6,939
Less: Net Securities (Gain) Loss	(137)	27	—	—	—
Net Gross Income	$23,649	$23,328	$22,731	$22,797	$22,224
Efficiency Ratio	56.80%	58.48%	58.77%	58.24%	58.61%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$200,089	$197,616	$194,491	$192,154	$182,683
Book Value per Share	15.87	15.69	15.44	15.24	14.53
Intangible Assets	25,747	25,868	25,999	26,143	26,273
Tangible Book Value per Share [2]	13.83	13.63	13.38	13.17	12.44
Capital Ratios:
Tier 1 Leverage Ratio	9.68%	9.39%	9.30%	9.19%	9.37%
Tier 1 Risk-Based Capital Ratio	14.41%	14.49%	14.55%	14.70%	14.59%
Total Risk-Based Capital Ratio	15.48%	15.57%	15.62%	15.77%	15.69%
Assets Under Trust Administration and Investment Management	$1,199,930	$1,214,841	$1,182,661	$1,174,891	$1,111,085

1Share and Per Share Data have been restated for the September 29, 2014 2% stock dividend.
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

# 36

Selected Nine-Month Period Information (Dollars In Thousands, Except Per Share Amounts)
Year-to-Date Period Ended	09/30/2014	09/30/2013
Net Income	16,991	$16,011
Transactions Recorded in Net Income (Net of Tax):
Net Securities (Loss) Gain	66	326
Net Gain on Sales of Loans	303	767

Period-End Shares Outstanding	12,605	12,576
Basic Average Shares Outstanding	12,601	12,527
Diluted Average Shares Outstanding	12,613	12,548
Basic Earnings Per Share	$1.35	$1.28
Diluted Earnings Per Share	1.35	1.28
Cash Dividends Per Share	0.74	0.72

Average Assets	$2,171,239	$2,078,027
Average Equity	196,728	178,468
Return on Average Assets	1.05%	1.03%
Return on Average Equity	11.55%	11.99%

Average Earning Assets	$2,049,949	$1,963,363
Average Interest-Bearing Liabilities	1,661,329	1,615,615
Interest Income, Tax-equivalent [1]	53,110	51,080
Interest Expense	4,548	6,209
Net Interest Income, Tax-equivalent [1]	48,562	44,871
Tax-equivalent Adjustment	3,389	3,401
Net Interest Margin [1]	3.17%	3.06%
Efficiency Ratio Calculation [1]
Noninterest Expense	$40,729	$39,818
Less: Intangible Asset Amortization	(294)	(344)
Net Noninterest Expense	$40,435	$39,474
Net Interest Income, Tax-equivalent [1]	$48,562	$44,871
Noninterest Income	21,256	21,184
Less: Net Securities Gain	(110)	(540)
Net Gross Income, Adjusted	$69,708	$65,515
Efficiency Ratio [1]	58.01%	60.25%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.43%	9.10%
Total Stockholders' Equity (i.e. Book Value)	$200,089	$182,683
Book Value per Share	15.87	14.53
Intangible Assets	25,747	26,273
Tangible Book Value per Share [1]	13.83	12.44
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized	0.06%	0.10%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	0.14%	0.02%
Allowance for Loan Losses as a Percentage of Period-end Loans	1.11%	1.17%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	192.00%	193.32%
Nonperforming Loans as a Percentage of Period-end Loans	0.58%	0.61%
Nonperforming Assets as a Percentage of Period-end Total Assets	0.38%	0.37%

[1] See “Use of Non-GAAP Financial Measures” on page 35.

# 37

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 35) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Quarter Ended September 30:	2014			2013
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$15,041	$12	0.32%	$14,096	$11	0.31%
Investment Securities:
Fully Taxable	383,827	1,924	1.99	416,015	1,559	1.49
Exempt from Federal Taxes	269,875	2,347	3.45	328,913	2,544	3.07
Loans	1,361,347	13,551	3.95	1,224,840	12,918	4.18
Total Earning Assets	2,030,090	17,834	3.49	1,983,864	17,032	3.41
Allowance for Loan Losses	(14,961)			(14,670)
Cash and Due From Banks	31,485			32,457
Other Assets	107,693			93,366
Total Assets	$2,154,307			$2,095,017
Deposits:
NOW Accounts	$801,998	386	0.19	$749,654	423	0.22
Savings Deposits	530,057	218	0.16	509,014	240	0.19
Time Deposits of $100,000 or More	69,351	195	1.12	85,757	297	1.37
Other Time Deposits	157,630	335	0.84	178,375	470	1.05
Total Interest-Bearing Deposits	1,559,036	1,134	0.29	1,522,800	1,430	0.37
Short-Term Borrowings	37,291	23	0.24	52,073	40	0.30
FHLBNY Term Advances and Other Long-Term Debt	30,000	242	3.20	40,000	277	2.75
Total Interest-Bearing Liabilities	1,626,327	1,399	0.34	1,614,873	1,747	0.43
Demand Deposits	302,079			277,381
Other Liabilities	26,383			23,129
Total Liabilities	1,954,789			1,915,383
Stockholders’ Equity	199,518			179,634
Total Liabilities and Stockholders’ Equity	$2,154,307			$2,095,017
Net Interest Income (Tax-equivalent Basis)		16,435			15,285
Reversal of Tax Equivalent Adjustment		(1,074)	0.21%		(1,158)	0.23%
Net Interest Income		$15,361			$14,127
Net Interest Spread			3.15%			2.98%
Net Interest Margin			3.21%			3.06%

# 38

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 35) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Nine-Month Period Ended September 30:	2014			2013
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$18,229	$41	0.30%	$27,192	$57	0.28%
Investment Securities:
Fully Taxable	411,730	5,981	1.94	431,904	5,003	1.55
Exempt from Federal Taxes	294,831	7,401	3.36	310,815	7,537	3.24
Loans	1,325,159	39,687	4.00	1,193,452	38,483	4.31
Total Earning Assets	2,049,949	53,110	3.46	1,963,363	51,080	3.48
Allowance for Loan Losses	(14,650)			(14,859)
Cash and Due From Banks	30,167			31,026
Other Assets	105,773			98,497
Total Assets	$2,171,239			$2,078,027
Deposits:
NOW Accounts	$841,529	1,345	0.21	$779,063	1,987	0.34
Savings Deposits	520,243	663	0.17	481,465	785	0.22
Time Deposits of $100,000 or More	72,251	626	1.16	88,026	921	1.40
Other Time Deposits	161,788	1,085	0.90	183,196	1,529	1.12
Total Interest-Bearing Deposits	1,595,811	3,719	0.31	1,531,750	5,222	0.46
Short-Term Borrowings	30,170	54	0.24	37,235	76	0.27
FHLBNY Term Advances and Other Long-Term Debt	35,348	775	2.93	46,630	911	2.61
Total Interest-Bearing Liabilities	1,661,329	4,548	0.37	1,615,615	6,209	0.51
Demand Deposits	287,126			259,900
Other Liabilities	26,056			24,044
Total Liabilities	1,974,511			1,899,559
Stockholders’ Equity	196,728			178,468
Total Liabilities and Stockholders’ Equity	$2,171,239			$2,078,027
Net Interest Income (Tax-equivalent Basis)		48,562			44,871
Reversal of Tax Equivalent Adjustment		(3,389)	0.22%		(3,401)	0.23%
Net Interest Income		$45,173			$41,470
Net Interest Spread			3.09%			2.97%
Net Interest Margin			3.17%			3.06%

OVERVIEW
We reported net income for the third quarter of 2014 of $6.1 million, representing diluted earnings per share (EPS) of $0.49. This EPS result was an increase of four cents, or 8.9%, from the EPS of $0.45 reported for the third quarter of 2013. Return on average equity (ROE) for the 2014 quarter continued to be strong at 12.22%, although that represented a decrease from the ROE of 12.42% for the quarter ended September 30, 2013. Return on average assets (ROA) for the 2014 third quarter was 1.13%, an increase from ROA of 1.06% for the quarter ended September 30, 2013. Although net income increased from the 2013 third quarter, average equity increased at a faster pace, with the result that the return on average equity fell between the two comparative quarters. Net interest income for the 2014 third quarter was $16.4 million on a tax-equivalent basis, an increase of $1.2 million, or 7.5%, from net interest income of $15.3 million on a tax equivalent basis for the quarter ended September 30, 2013. The net interest margin also increased from the year earlier quarter by 15 basis points, from 3.06% to 3.21%. Total assets were $2.209 billion at September 30, 2014, which represented an increase of $45.0 million, or 2.1%, from the level at December 31, 2013, and an increase of $51.9 million, or 2.4%, from the September 30, 2013 level.
The changes in net income, net interest income and net interest margin between the nine-month periods are more fully described under the heading "RESULTS OF OPERATIONS," beginning on page 51.
Stockholders’ equity was $200.1 million at September 30, 2014, an increase of $17.4 million, or 9.5%, from the year earlier level. Stockholders' equity was also up $7.9 million, or 4.1%, from the December 31, 2013 level of $192.2 million. The components of the change in stockholders’ equity since year-end 2013 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
Regulatory Capital and Increase in Stockholders' Equity: At period-end, we continued to exceed all current regulatory minimum capital requirements at both the holding company and bank levels, by a substantial amount. As of September 30, 2014 both of our banks, as well as our holding company, qualified as "well-capitalized" under federal bank regulatory guidelines. Our regulatory capital levels have

# 39

consistently remained well in excess of required minimums during recent years, despite the economic downturn, because of our continued profitability and strong asset quality. Even when the new enhanced capital requirements, announced by the federal bank regulatory authorities in June 2013, go into effect on January 1, 2015, we expect that Arrow and our subsidiary banks will continue to meet all of these enhanced standards. See the discussions of "Two Sets of Current Capital Standards" under the “Current Regulatory Capital Standards" section beginning on page 49, and “Important Future Changes to Regulatory Capital Standards” under the "CAPITAL RESOURCES" section beginning on page 48.
At September 30, 2014, our tangible book value per share (calculated based on stockholders' equity reduced by goodwill and other intangible assets) amounted to $13.83, an increase of $0.66, or 5.0%, from December 31, 2013 and an increase of $1.39, or 11.2%, from the level as of September 30, 2013. Our total stockholders' equity at September 30, 2014 increased 9.5% over the year-earlier level, and our total book value per share increased by 9.2% over the year earlier level. In the past nine months, total shareholders' equity increased 4.1% and our total book value per share increased by the same 4.1%. The increase in stockholders' equity over the first nine months of 2014 principally reflected the following factors: (i) $17.0 million net income for the period and (ii) issuance of $1.5 million of common stock through our employee benefit and dividend reinvestment plans; offset in part by (iii) cash dividends of $9.3 million; and (iv) repurchases of our own common stock of $2.2 million. As of September 30, 2014, our closing stock price was $25.07, representing a trading multiple of 1.81 to our tangible book value. As adjusted for a 2% stock dividend distributed September 29, 2014, the Board of Directors declared and the Company paid quarterly cash dividends of $.240 per share for the first three quarters of 2013, and cash dividends of $.245 per share for the last quarter of 2013 and the first three quarters of 2014.

Loan Quality: The credit quality of our loan portfolio has continued in recent periods to be significantly stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets (see page 34 for information on how we define our peer group).
Our net charge-offs for the third quarter of 2014 were $187 thousand as compared to $94 thousand for the 2013 quarter. Our ratio of net charge-offs to average loans (annualized) for the first three quarters of 2014 and 2013 were 0.06% and 0.10%, respectively. By contrast, our peer group's ratio of net charge-offs to average loans for first six months of 2014 was 0.16%. At September 30, 2014, our allowance for loan losses was $15.3 million representing 1.11% of total loans, down three basis points from the December 31, 2013 ratio, due to a general improvement in the credit quality in the loan portfolio.
Nonperforming loans were $8.0 million at September 30, 2014, representing 0.58% of period-end loans. By way of comparison, this ratio for our peer group was 1.26% at June 30, 2014, and this peer ratio represented a significant improvement from the peer group's ratios of earlier years. For example, our peer group's nonperforming loans ratio was 3.60% at year-end 2010, the high-point after the onset of the 2008 recession, while our ratio has remained quite low and stable from 2008 through the date of this Report.
During the first nine months of 2014, we experienced increases in outstanding balances of all three of our major loan portfolio segments, without any significant deterioration in our credit quality:
Residential Real Estate Loans: These loans, including home equity loans, made up approximately 37% of our portfolio at period-end. The residential real estate market in our service area has been stable in recent periods. During the worst of the financial crisis, we did not experience a notable increase in our foreclosure or loss rates on our residential real estate loans, nor have we in ensuing periods, primarily due to the fact that we never have originated or participated in underwriting high-risk mortgage loans, such as so called “Alt A,” “negative amortization,” “option ARM's” or “negative equity” loans. We originated all of the residential real estate loans currently held in our portfolio and apply conservative underwriting standards to our originations.
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
Automobile Loans (Primarily Through Indirect Lending): These loans comprised approximately 30% of our loan portfolio. In the first nine months of 2014, we did not experience any significant change in our delinquency rate or level of nonperforming loans.

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

VISA Class B Common Stock: We continue to believe, based on such information as is available to us as a Visa member bank, that the multi-billion dollar balance that Visa maintains in the escrow fund that it has established to cover certain litigation-related liability to third parties is substantially sufficient to defray such liability, including expenses, and thus that any contingent liability that we and other Visa member banks may have for such losses is not material. Member banks contingent liability, if any, would be payable out of the equity attributable to their holdings of Visa Class B Common Stock. The Company continues not to recognize any economic value for its remaining shares of Visa Class B common stock.

# 40

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	September 30, 2014	December 31, 2013	September 30, 2013	From December	From September	From December	From September
Interest-Bearing Bank Balances	$17,893	$12,705	$24,539	$5,188	$(6,646)	40.8%	(27.1)%
Securities Available-for-Sale	374,335	457,606	486,888	(83,271)	(112,553)	(18.2)%	(23.1)%
Securities Held-to-Maturity	296,522	299,261	273,626	(2,739)	22,896	(0.9)%	8.4%
Loans (1)	1,381,440	1,266,472	1,243,370	114,968	138,070	9.1%	11.1%
Allowance for Loan Losses	15,293	14,434	14,584	859	709	6.0%	4.9%
Earning Assets (1)	2,073,191	2,042,325	2,032,319	30,866	40,872	1.5%	2.0%
Total Assets	2,208,745	2,163,698	2,156,858	45,047	51,887	2.1%	2.4%
Demand Deposits	296,384	278,958	280,326	17,426	16,058	6.2%	5.7%
NOW Accounts	887,865	817,366	839,213	70,499	48,652	8.6%	5.8%
Savings Deposits	524,906	498,779	516,010	26,127	8,896	5.2%	1.7%
Time Deposits of $100,000 or More	69,797	78,928	83,702	(9,131)	(13,905)	(11.6)%	(16.6)%
Other Time Deposits	156,404	168,299	176,124	(11,895)	(19,720)	(7.1)%	(11.2)%
Total Deposits	$1,935,356	$1,842,330	$1,895,375	$93,026	$39,981	5.0%	2.1%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$19,654	$11,777	$15,977	$7,877	$3,677	66.9%	23.0%
FHLB Advances - Overnight	—	53,000	—	(53,000)	—	(100.0)%	—%
FHLB Advances - Term	10,000	20,000	20,000	(10,000)	(10,000)	(50.0)%	(50.0)%
Stockholders' Equity	200,089	192,154	182,683	7,935	17,406	4.1%	9.5%
(1) Includes Nonaccrual Loans
Municipal Deposits: Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors. Over the past twelve months, municipal deposits on average have ranged from 28% to over 33% of our total deposits. As of September 30, 2014, municipal deposits represented 32.7% of total deposits. Municipal deposits typically are invested in NOW accounts and time deposits of short duration. Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.
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
The recent financial crisis had a significant negative impact on municipal tax revenues in many regions, and consequently on municipal funds available for deposit. To date, this has not resulted in either a sustained decrease in municipal deposit levels at our banks, adjusted for seasonal fluctuations (in fact, we have experienced an increase in such deposits in the first nine months of 2014 - see following paragraph), or an overall increase in the average rate we pay on such deposits (despite the continuing strong competition for such deposits). However, if in the future interest rates begin to rise significantly or the competition for municipal deposits otherwise becomes more intense, we may experience either or both of these adverse developments, i.e., a sustained decrease in municipal deposit levels and/or an overall increase in the average rate we pay on such deposits.
Changes in Sources of Funds: In recent periods, for cost reasons and because of the sustained growth of customer deposits even at very low rates, we have lessened our reliance on wholesale funding sources and increased our reliance on customer deposits as a source of day-to-day funding. Our total deposits increased $93.0 million, or 5.0%, from December 31, 2013 to September 30, 2014, mainly due to an increase in our municipal deposits. Our non-municipal deposit balances also increased over the past nine months, although we are still experiencing a shift in balances from time deposits to savings and NOW accounts. At September 30, 2014 we were a net seller of overnight funds (held as interest-bearing balances at the Federal Reserve Bank), while we borrowed $53.0 million of overnight funds from the FHLB of New York at December 31, 2013. At September 30, 2014, our term advances from the FHLB were down to $10.0 million, as we paid-off one $10 million advance during the second quarter of 2014.
Changes in Earning Assets: Our loan portfolio increased by $115.0 million, or 9.1%, from December 31, 2013 to September 30, 2014. We experienced the following trends in our three largest segments:

1.
Commercial and commercial real estate loans. Our September 30, 2014 balance for this segment increased by $33.6 million, or 8.3%, from the December 31, 2013 total. The increase was fueled by our acquisition of several large loan participations on loans extended by regional banks to their commercial borrowers, while demand generally continued to be strong to moderate.

2.
Residential real estate loans. The period-end balance increased by $56.2 million, or 12.2%, from December 31, 2013. We continued to sell some of our residential mortgage originations during the nine-month period to Freddie Mac, although a smaller percentage than we sold in the same period the prior year. Demand for new mortgage loans was modest throughout the period.

# 41

3.
Automobile loans (primarily through indirect lending). The balance of these loans at September 30, 2014, increased by $25.3 million, or 6.4%, from the December 31, 2013 balance, reflecting a modest resurgence of automobile sales region-wide and an expansion of our dealer network for indirect lending, as dealer sales in the region rebounded from a slow start to the year due to the effects of a cold and snowy winter in the northeast.

Most of our incoming cash flows for the first nine months of 2014 came from a combination of an increase in deposit balances and to a slightly lesser extent from maturing investments. The investment securities portfolio decreased by a net of $86.0 million, or 11.4% during the first nine months of 2014. In addition to funding loan growth, we used the proceeds to pay off $10 million of FHLB term advances and eliminate our overnight borrowing position.

Deposit Trends
The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The principal change over the period was the steady drop-off in time deposits, including time deposits of $100,000 or more, and corresponding steady increases in lower or no-cost deposits, including demand deposits, NOW accounts and savings deposits.
Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
Demand Deposits	$302,079	$281,150	$277,884	$279,967	$277,381
NOW Accounts	801,998	865,910	857,286	855,106	749,654
Savings Deposits	530,057	520,028	510,428	517,542	509,014
Time Deposits of $100,000 or More	69,351	71,656	75,819	81,804	85,757
Other Time Deposits	157,630	161,655	166,172	170,503	178,375
Total Deposits	$1,861,115	$1,900,399	$1,887,589	$1,904,922	$1,800,181
Percentage of Total Quarterly Average Deposits

	Quarter Ended
	9/30/2014	06/30/2014	03/31/2014	12/31/2013	09/30/2013
Demand Deposits	16.2%	14.8%	14.7%	14.7%	15.4%
NOW Accounts	43.1	45.5	45.5	44.8	41.6
Savings Deposits	28.5	27.4	27.0	27.2	28.3
Time Deposits of $100,000 or More	3.7	3.8	4.0	4.3	4.8
Other Time Deposits	8.5	8.5	8.8	9.0	9.9
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%
For a variety of reasons, we typically experience little growth in average deposit balances in the first quarter of each calendar year (even though municipal balances tend to grow sharply at the very end of the first quarter), little net growth or a small contraction in the second quarter of the year (when municipal deposits normally drop off), and a return to growth in the third and fourth quarters (when municipal deposits tend to increase, sometimes substantially, to and through year-end). This pattern has held true in recent periods. Growth in average deposit balances from the third quarter of 2013 to the third quarter of 2014 came primarily from municipal deposits.
Quarterly Cost of Deposits

	Quarter Ended
	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.19	0.23	0.22	0.22	0.22
Savings Deposits	0.16	0.17	0.17	0.18	0.19
Time Deposits of $100,000 or More	1.12	1.13	1.23	1.34	1.37
Other Time Deposits	0.84	0.89	0.95	1.01	1.05
Total Deposits	0.24	0.27	0.28	0.30	0.32

In keeping with industry trend lines, average rates paid by us on deposits decreased steadily over the five quarters ending September 30, 2014, for deposits generally and all deposit categories. Over the same period, our average yield on loans also decreased, for loans generally and across almost all loan categories (see "Quarterly Taxable Equivalent Yield on Loans," page 44).

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
We have also relied in the past (most recently in 2004), on the issuance of trust preferred securities (or TRUPs) to supplement our funding needs. The $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (i.e., TRUPs) listed on our consolidated balance sheet as of September 30, 2014 currently qualifies as Tier 1 regulatory capital under regulatory capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 48 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur, such as any adverse change in tax laws that denies the Company the ability to deduct interest paid on these obligations for federal income tax purposes. Under Dodd-Frank, no future issuances of TRUPs by banking organizations of our size will qualify as Tier 1 regulatory capital. Under the final bank capital rules recently issued by the federal bank authorities pursuant to Dodd-Frank, our outstanding TRUPs should continue to be eligible for treatment as Tier 1 capital until they mature or are earlier redeemed by us.
Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type. Over the last five quarters, the average balances of all loan types have fairly steadily increased, except for other consumer loans (i.e., non-automobile loans), which have remained stable and represent only 1.9% of the total portfolio.
Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
Commercial and Commercial Real Estate	$435,729	$431,614	$412,507	$397,503	$386,973
Residential Real Estate	358,503	343,816	332,142	322,080	316,582
Home Equity	112,880	107,580	103,694	99,722	94,726
Consumer Loans - Automobile	428,092	419,407	409,723	408,273	398,329
Other Consumer Loans (1)	26,143	26,222	26,583	27,379	28,230
Total Loans	$1,361,347	$1,328,639	$1,284,649	$1,254,957	$1,224,840
Percentage of Total Quarterly Average Loans

	Quarter Ended
	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
Commercial and Commercial Real Estate	32.0%	32.5%	32.1%	31.7%	31.6%
Residential Real Estate	26.3	25.9	25.9	25.6	25.9
Home Equity	8.3	8.1	8.1	8.0	7.7
Consumer Loans - Automobile	31.5	31.5	31.9	32.5	32.5
Other Consumer Loans (1)	1.9	2.0	2.0	2.2	2.3
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.
Maintenance of High Quality in the Loan Portfolio

For many reasons, including our conservative credit underwriting standards, we largely avoided the negative impact on asset quality that many other banks suffered during the financial crisis. Throughout the crisis and up to the date of this Report, we have not experienced a significant deterioration in our loan portfolios. In general, we underwrite our residential real estate loans to secondary market standards for prime loans. We have never engaged in subprime mortgage lending as a business line, whether in residential mortgage loans, car loans or other consumer loans. We never extended or purchased any so-called "Alt-A", "negative amortization", "option ARM", or "negative equity" mortgage loans. On occasion we have made loans to borrowers having a FICO score of 650 or below (a standard industry marker for a subprime loan), where special circumstances justify doing so, or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 37% of the entire portfolio at September 30, 2014), eclipsing both our commercial and commercial real estate loans (32% of the portfolio) and automobile loans (30% of the portfolio). Our gross originations for residential real estate loans (including refinancings of pre-existing mortgage loans) were $97.8 million and $96.6 million for the first nine months of 2014 and 2013, respectively. These origination totals exceeded the sum of repayments and prepayments in the respective quarters, but in each period we also sold a portion of these originations (in the 2013 period, a significant portion thereof) on or immediately after origination. In the first nine months of 2013, we sold $42.8 million, or 44.3% of our originations, whereas in the first nine months of 2014, we only sold

# 43

$15.5 million, or 15.8% of our originations. During 2014, we introduced competitive products for variable rate (adjustable) residential real estate and construction loans. None of these variable rate loans were subprime loans. We did not sell any of these variable rate loans to the secondary market.
Even though short-term rates have remained very low since 2008, rates on conventional real estate mortgages have fluctuated over the past few years in response to several programs undertaken by the Federal Reserve. If the current historically unprecedented low-rate environment for newly originated residential real estate loans persists for an extended additional period of time, we may continue to sell a significant portion of our loan originations and, as a result, may even experience a decrease in our outstanding balances in this segment of our portfolio. Moreover, if our local economy or real estate market suffers a major downturn, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance. Management believes it is not possible at this point to project whether mortgage rates or interest rates generally will experience meaningful and substantial increases in upcoming periods, or what the overall effect of any such increase will be on our mortgage loan portfolio or our loan portfolio generally, or on our net interest income, net income or financial results, in upcoming periods.

Commercial, Commercial Real Estate and Commercial Construction Loans: Over the last decade, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have generally increased in dollar amount and have slightly increased as a percentage of the overall loan portfolio. For the first nine months of 2014, loan growth was strong in this category, as outstanding balances increased by $33.6 million over the December 31, 2013 level, enhanced by several large loan participations acquired by us from regional lenders to their commercial borrowers.
Substantially all commercial and commercial real estate loans in our portfolio originated or participated in by us were extended to businesses or borrowers located in our regional market. Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY rates or U.S. Treasury indices. We have not experienced any significant weakening in the quality of our commercial loan portfolio in recent years.
It is entirely possible, however, that we may experience a reduction in the demand for such loans and/or a weakening in the quality of our commercial and commercial real estate loan portfolio in upcoming periods. Generally, however, the business sector, at least in our service area, appeared to be in reasonably good financial condition at period-end.

Automobile Loans (primarily through indirect lending): At September 30, 2014, our automobile loans (primarily loans originated through dealerships located in upstate New York and Vermont) represented the third largest category of loans in our portfolio, and continued to be a significant component of our business comprising almost a third of our loan portfolio.
Beginning in 2012, there was a nation-wide resurgence in automobile sales and financing, due in the view of many to an aging fleet and a modest resurgence in consumer optimism. Although our new automobile loan volume for the first three months of 2014 slowed down somewhat due to a cold and snowy winter, our automobile loan portfolio still grew in the first nine months of 2014 by $25.3 million, or 6.4%, from our December 31, 2013 balance.
It has been widely noted that the recent upsurge in auto lending was accompanied by a general weakening of underwriting standards. To some extent this was true for us, as well. We designate the credit quality of our automobile borrowers in four groups and in recent periods have originated a slightly higher ratio of loans in the lower two tiers. However, we saw no significant change in our net charge-offs on automobile loans for the first nine months of 2014. Our experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio. If weakness in auto demand returns, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company lending affiliates continue to offer highly-subsidized loans.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
Commercial and Commercial Real Estate	4.43%	4.47%	4.49%	4.65%	4.52%
Residential Real Estate	4.40	4.50	4.55	4.53	4.62
Home Equity	2.93	2.93	2.95	2.94	2.98
Automobile	3.26	3.32	3.41	3.54	3.68
Other Consumer Loans	5.46	5.49	5.54	5.72	5.95
Total Loans	3.95	4.01	4.06	4.15	4.18

In summary, average yields in our total loan portfolio have steadily declined over the last year, dropping 23 basis points, or 5.5%, from the third quarter of 2013 to the third quarter of 2014. This decrease continued a long-term trend, resulting principally from the Federal Reserve's multi-year policy of generating and maintaining ultra-low rates in financial markets generally, on both short-term and long-term debt, as well as continuing competition for loans from other lenders. To the extent that this declining rate environment may be "bottoming out" or even in the early stages of reversing itself, due to recent Federal Reserve tapering of its monetary easing policy, the impact of such a change, if it is in fact occurring, has not yet revealed itself in our loan portfolio. Nor would we expect that any bottoming out of prevailing rates would have an immediate impact on our portfolio yields generally.
In the third quarter of 2014, the average yield on our loan portfolio declined by 6 basis points from the second quarter of 2014, from 4.01% to 3.95%. Our three largest segments, in the table above (commercial and commercial real estate, residential real estate and automobile) all experienced a decrease in yields in the current quarter from the prior quarter. Yields in the other two categories were relatively unchanged. The 6 basis point decrease in average yield on our total loan portfolio in the just-completed quarter, as compared

# 44

to the prior quarter, was not matched by a similar decrease in our average cost of deposits during the quarter; our average deposit cost decreased by 3 basis points from the prior quarter. Despite the more rapid drop in average loan yield than average deposit cost, our net-interest margin in the third quarter of 2014 increased by 4 basis points over the net interest margin in the 2014 second quarter, from 3.17% to 3.21%. The principal reason for the margin increase was a significant shift in our asset portfolio from lower-yielding investment securities to higher yielding loans.
In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates. We expect that such will likely continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and much of this cash flow reprices at current rates for credit, as new loans are generated at the current yields. Thus, even if prevailing rates for loans stabilize in upcoming periods, our average rate on our portfolio may continue to decline as older credits in our portfolio bearing generally higher rates continue to mature and either roll over or are redeployed into lower priced loans.
Investment Portfolio Trends
The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2013 to September 30, 2014 (in thousands). The principal change in our investment portfolio over the nine-month period was a substantial reduction in securities available-for-sale, which declined during the period by $83.3 million, or 18.2%, as proceeds from maturing or sold securities were re-deployed into the loan portfolio.

	Fair Value at Period-End			Net Unrealized Gains (Losses)
	09/30/2014	12/31/2013	Change	09/30/2014	12/31/2013	Change
Securities Available-for-Sale:
U.S. Agency Securities	$134,051	$136,475	$(2,424)	$(434)	$(393)	$(41)
State and Municipal Obligations	92,150	127,389	(35,239)	351	165	186
Mortgage-Backed Securities-Residential	130,101	175,778	(45,677)	3,993	4,457	(464)
Corporate and Other Debt Securities	16,756	16,798	(42)	(271)	(344)	73
Mutual Funds and Equity Securities	1,277	1,166	111	157	46	111
Total	$374,335	$457,606	$(83,271)	$3,796	$3,931	$(135)

Securities Held-to-Maturity:
State and Municipal Obligations	$184,116	$202,390	$(18,274)	$5,417	$4,184	$1,233
Mortgage-Backed Securities-Residential	117,451	98,915	18,536	628	(1,140)	1,768
Corporate and Other Debt Securities	1,000	1,000	—	—	—	—
Total	$302,567	$302,305	$262	$6,045	$3,044	$3,001
At period end, we held no investment securities in our portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issues of any sort.
As of both period-ends presented in the above table, all listed mortgage-backed securities and collateralized mortgage obligations (CMO’s) in our portfolio were guaranteed by U.S. agency or government sponsored enterprises (GSEs), such as Fannie Mae or Freddie Mac. Mortgage-backed securities provide to the investor monthly portions of principal and interest payments pursuant to the contractual obligations of the underlying mortgages. In the case of most CMOs, the principal and interest payments on the pooled mortgages are separated into two or more components (tranches), with each tranche having a separate estimated life, risk profile and yield. Our practice has been to purchase only those CMOs that are guaranteed by GSEs or other federal agencies and only those CMO tranches with shorter maturities and no more than moderate extension risk. Included in corporate and other debt securities are trust preferred securities issued by other financial institutions that were highly rated at the time of purchase.
Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first nine months of 2014.
Increase in Net Unrealized Securities Gains (Losses): Nearly all of the change in our net unrealized gains or losses is attributable to changes in the yield curve between the two period-ends, that is, there has been little or no change in the credit-worthiness of the issuers.

# 45

Investment Sales, Purchases and Maturities
(In Thousands)

	Three Months Ended		Nine Months Ended
Sales	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Available-For-Sale Portfolio:
Mortgage-Backed Securities-Residential	$9,044	$—	$9,044	$10,666
U.S. Agency Securities	—	—	40,729	5,057
Other	11	11	34	34
Total	9,055	11	49,807	15,757
Net Gains on Securities Transactions	137	—	110	527
Proceeds on the Sales of Securities	$9,192	$11	$49,917	$16,284

Held-to-Maturity Portfolio:
State and Municipal Obligations	$—	$—	$—	$1,168
Net Gains on Securities Transactions	—	—	—	13
Proceeds on the Sales of Securities	$—	$—	$—	$1,181
In recent years, the generally steady decline in prevailing interest rates to historically low levels has increased the likelihood of greater mortgage refinancing activity. We regularly review our holdings of collateralized mortgage obligations for those mortgages that revealed higher credit scores and/or moderate loan-to-value ratios, i.e., where refinancing may appear to be a greater probability. We also regularly review the underlying prepayment speed of individual issues to identify mortgage pools that may experience accelerating principal payments. If the multi-year widespread decline in mortgage rates may in fact be ending, and/or if such rates may now begin to increase, we would expect that refinancings as well as pre-payments of outstanding mortgage loans may diminish in upcoming periods.
Investment Purchases - Available-for-Sale Portfolio

	Three Months Ended		Nine Months Ended
	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Purchases
U.S. Agency Securities	$43,158	$—	$96,343	$39,002
State and Municipal Obligations	—	13,504	4,308	73,668
Other	11	11	33	8,617
Total Purchases	$43,169	$13,515	$100,684	$121,287

Maturities & Calls	$24,569	$29,178	$131,861	$89,857

Investment Purchases - Held-to-Maturity Portfolio

	Three Months Ended		Nine Months Ended
	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Purchases
State and Municipal Obligations	$7,587	$8,288	$14,530	$37,400
Mortgage-Backed Securities-Residential	—	34,173	29,437	34,173
Total Purchases	$7,587	$42,461	$43,967	$71,573

Maturities & Calls	$8,167	$17,309	$45,602	$35,214

# 46

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	9/30/2014	06/30/2014	3/31/2014	12/31/2013	9/30/2013
Loan Balances:
Period-End Loans	$1,381,440	$1,344,124	$1,310,423	$1,266,472	$1,243,370
Average Loans, Year-to-Date	1,325,159	1,306,766	1,284,649	1,208,954	1,193,452
Average Loans, Quarter-to-Date	1,361,347	1,328,639	1,284,649	1,254,957	1,224,840
Period-End Assets	2,208,745	2,153,051	2,221,581	2,163,698	2,156,858

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,434	$14,434	$14,434	$15,298	$15,298
Provision for Loan Losses, YTD	1,407	963	458	200	200
Loans Charged-off, YTD	(769)	(504)	(336)	(1,411)	(1,165)
Recoveries of Loans Previously Charged-off	221	143	80	347	251
Net Charge-offs, YTD	(548)	(361)	(256)	(1,064)	(914)
Allowance for Loan Losses, End of Period	$15,293	$15,036	$14,636	$14,434	$14,584

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$15,036	$14,636	$14,434	$14,584	$14,678
Provision for Loan Losses, QTD	444	505	458	—	—
Loans Charged-off, QTD	(265)	(168)	(336)	(246)	(183)
Recoveries of Loans Previously Charged-off	78	63	80	96	89
Net Charge-offs, QTD	(187)	(105)	(256)	(150)	(94)
Allowance for Loan Losses, End of Period	$15,293	$15,036	$14,636	$14,434	$14,584

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$7,048	$6,185	$6,284	$6,479	$6,171
Restructured	346	398	380	641	446
Loans Past Due 90 or More Days and Still Accruing Interest	571	1,325	347	652	927
Total Nonperforming Loans	7,965	7,908	7,011	7,772	7,544
Repossessed Assets	66	40	138	63	18
Other Real Estate Owned	326	326	198	81	481
Total Nonperforming Assets	$8,357	$8,274	$7,347	$7,916	$8,043

Asset Quality Ratios:
Allowance to Nonperforming Loans	192.00%	190.14%	208.76%	185.71%	193.32%
Allowance to Period-End Loans	1.11	1.12	1.12	1.14	1.17
Provision to Average Loans (Quarter) (1)	0.13	0.15	0.14	—	—
Provision to Average Loans (YTD) (1)	0.14	0.15	0.14	0.02	0.02
Net Charge-offs to Average Loans (Quarter) (1)	0.05	0.03	0.08	0.05	0.03
Net Charge-offs to Average Loans (YTD) (1)	0.06	0.06	0.08	0.09	0.10
Nonperforming Loans to Total Loans	0.58	0.59	0.53	0.61	0.61
Nonperforming Assets to Total Assets	0.38	0.38	0.33	0.37	0.37
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
In the third quarter of 2014, we made a $444 thousand provision for loan losses, compared to provisions of $505 thousand for the second quarter of 2014, a provision of $458 for the first quarter of 2014 and no provisions for the third and fourth quarters of 2013. A variety of factors and events during the third 2014 quarter dictated the amount of the provision, including a significant increase in loan balances and a small increase in our qualitative factors, offset, in part, by a modest decrease in substandard loans (see Note 3 to our unaudited interim consolidated financial statements for a discussion on how we classify our credit quality indicators as well as the balance in each category).

# 47

The ratio of the allowance for loan losses to total loans was 1.11% at September 30, 2014, down three basis points from 1.14% at December 31, 2013. While the overall size of the allowance grew, due primarily to loan portfolio growth, the decline in the allowance as a percentage of total loans was principally due to improvements in substandard loans and the fact that the outstanding balance of our loan portfolio grew at a faster pace than the allowance.
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
Risk Elements
Our nonperforming assets at September 30, 2014 amounted to $8.4 million, an increase of $441 thousand, or 5.6%, from the December 31, 2013 total and an increase of $314 thousand or 3.9%, from the year earlier total. Our recent ratios of nonperforming assets to total assets remain significantly below our peer group averages for the corresponding dates. At September 30, 2014, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was .38%, nearly unchanged from our ratio at September 30, 2013. Both ratios are well below the comparable ratios of our peer group at June 30, 2014 (the latest date for which peer group information is available).
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest
	9/30/2014	12/31/2013	9/30/2013
Commercial Loans	$235	$905	$1,321
Commercial Real Estate Loans	—	1,400	1,173
Other Consumer Loans	32	56	54
Automobile Loans	3,974	4,229	2,860
Residential Real Estate Loans	1,620	1,698	1,736
Total Delinquent Loans	$5,861	$8,288	$7,144

At September 30, 2014, our loans in this category totaled $5.9 million, a decrease of $2.4 million, or 29.3%, from the $8.3 million of such loans at December 31, 2013. The year-end 2014 total of non-current loans equaled 0.42% of such loans then outstanding, whereas the year-end 2013 total equaled .65% of loans then outstanding. The decrease from December 31, 2013 is primarily attributable to a substantial decrease in non-current commercial real estate loans, as one large loan was brought current.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to our unaudited interim consolidated financial statements. We consider all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at September 30, 2014 ($24.6 million) was down slightly from the dollar amount of such loans at December 31, 2013 ($25.4 million) . The amount of such loans depends principally on economic conditions in our geographic market area of northeastern New York State. The economy in this area has been relatively strong in recent years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in our market area as well, and on our commercial and commercial real estate portfolio.
As of September 30, 2014, we held for sale two real estate properties in other real estate owned. As a result of our conservative underwriting standards, we do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process, nor do we expect significant losses to be incurred generally in our residential real estate portfolio.
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
In general, the new standards, which will begin to take effect for banking organizations like us in 2015, set higher minimum capital ratios, expand the risk-weighted categories of assets and add a new capital ratio, a "common equity tier 1 capital ratio" (CET1). The new rules as part of their general thrust in requiring enhanced capital for all banks also introduce a new concept, a so-called "capital conservation buffer" (required to equal at least 2.5% of total risk-based assets when fully phased-in by 2019), which will be added to each of the new minimum capital ratios (which by themselves will be somewhat higher under the new rules than the current minimum ratios).
Under the new rules, outstanding TRUPs previously issued by small- to medium-sized financial institutions such as Arrow will continue to qualify as tier 1 capital, up to a limit of 25% of tier 1 capital (including such TRUP's and other grandfathered tier 1 capital components), until the TRUPs mature or are redeemed. Also under the new rules, accumulated other comprehensive income (AOCI) may be deducted from capital, if the organization exercises its irrevocable option not to include AOCI in capital. We estimate that if

# 48

the new capital rules, which are being phased-in from 2015 through 2019, had been fully effective on September 30, 2014, our holding company and each of our banks still would have met each of the higher minimum capital requirements for financial institutions under these new rules, including the capital conservation buffer.

Current Regulatory Capital Standards

The discussion and disclosure below on current regulatory capital standards is qualified in its entirety by reference to the fact that, as discussed above, new, more stringent regulatory capital standards have recently been issued by bank regulators, as required under the Dodd-Frank Act, and will become effective in stages over upcoming periods beginning in 2015.
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

Two Sets of Current Capital Standards: Our holding company and our subsidiary banks are currently subject to two sets of regulatory capital measures, the risk-based capital guidelines and a leverage ratio test. The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions, which generally results in a substantial discounting of low-risk or risk-free assets from their GAAP book values on the balance sheet; that is, a significant dollar amount of such assets "disappears" from the balance sheet in the risk-weighting process. The guidelines then establish an 8% minimum ratio of qualified total capital to total risk-weighted assets. At least half of total capital must be "Tier 1" capital, which consists of common equity and common equity equivalents, retained earnings, a limited amount of permanent preferred stock and (for small- to medium-sized holding companies) a limited amount of trust preferred securities (see the discussion below on these securities), minus intangible assets, net of associated deferred tax liabilities. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other qualifying capital instruments and a limited amount of the allowance for loan losses.
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

Capital Ratios: The table below sets forth the capital ratios of our holding company and subsidiary banks, Glens Falls National and Saratoga National, as of September 30, 2014:

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	9.68%	14.41%	15.48%
Glens Falls National Bank & Trust Co.	9.33%	14.36%	15.44%
Saratoga National Bank & Trust Co.	9.58%	12.27%	13.30%

Regulatory Minimum	4.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

At September 30, 2014 our holding company and both banks exceeded the minimum capital ratios established under the currently applicable regulatory guidelines, and also qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I Item 1.C. of this Report). The minimum capital ratios listed in the above table are those currently effective for financial institutions, not the higher minimum capital ratios that will become effective in upcoming periods.

Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $200.1 million at September 30, 2014, an increase of $7.9 million, or 4.1%, from the prior year-end.  The most significant contributions to this increase in stockholders' equity were net income of $17.0 million and equity received from our various stock-based compensation and dividend reinvestment plans of $1.5 million. These positive factors were offset, in part, by cash dividends of $9.3 million and purchases of our own common stock of $2.2 million.  See the Consolidated Statement of Changes in Stockholders' Equity on page 6 of this report for all of the changes in stockholders' equity between December 31, 2013 and September 30, 2014.

# 49

Trust Preferred Securities Under Dodd-Frank: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's historical approach to regulatory capital, TRUPs typically qualified as Tier 1 capital for all bank holding companies, of any size, but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the Dodd-Frank Act, this treatment continues to apply to small- and medium-sized banking organizations like ours, but only with respect to such TRUPs issued before the Dodd-Frank Act's grandfathering date. Any trust preferred securities issued by banking organizations, including ours, on or after the grandfathering date do not and will not qualify as Tier 1 capital under the new bank regulatory capital guidelines. Thus, our currently outstanding TRUPs will continue to qualify as Tier 1 capital until maturity or redemption, but no additional TRUPs issued by us would so qualify.

Stock Repurchase Program: At its regular meeting in October 2014, the Board of Directors approved a 12-month stock repurchase program (the "2015 program") authorizing the repurchase, at the discretion of senior management, during calendar year 2015 of up to $5 million of Arrow's common stock in open market or privately negotiated transactions. This program replaced a similar $5 million stock repurchase program which was approved by the Board in November 2013 for calendar year 2014 (the "2014 program"). Under the 2014 program, management is authorized to effect stock repurchases from time-to-time, to the extent that it believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of stockholders. Through September 30, 2014, 60,625 shares having an aggregate purchase price of $1.5 million had been repurchased by the Company under the 2014 program.

Dividends: Our common stock is traded on NasdaqGS® - AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On October 22, 2014, our Board of Directors declared a 2014 fourth quarter cash dividend of $.25 payable on December 15, 2014. Per share amounts in the following table have been restated for our September 2014 2% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2013
First Quarter	$22.68	$24.58	$0.240
Second Quarter	22.50	24.47	0.240
Third Quarter	23.77	26.67	0.240
Fourth Quarter	24.42	27.45	0.245
2014
First Quarter	$24.02	$26.94	$0.245
Second Quarter	24.31	26.46	0.245
Third Quarter	24.82	26.46	0.245
Fourth Quarter (dividend payable December 15, 2014)			0.250

	Quarter Ended September 30,
	2014	2013

Cash Dividends Per Share	$0.245	$0.240
Diluted Earnings Per Share	0.49	0.45
Dividend Payout Ratio	50.00%	53.33%
Total Equity (in thousands)	$200,089	$182,683
Shares Issued and Outstanding (in thousands)	12,605	12,576
Book Value Per Share	$15.87	$14.53
Intangible Assets (in thousands)	$25,747	$26,273
Tangible Book Value Per Share	$13.83	$12.44
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
Our primary sources of available liquidity have been and remain overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from maturing investment securities and loans.  In addition, certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $374.3 million at September 30, 2014, a decrease of $83.3 million, or 18.2%, from the year-end 2013 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from federal funds, short-term balances at the Federal Reserve Bank, investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit and

# 50

credit lines with the Federal Home Loan Bank of New York ("FHLBNY"). Our federal funds lines of credit are with two correspondent banks totaling $35 million, but we did not draw on these lines through September 30, 2014.
To support our borrowing relationship with the FHLBNY, we have pledged collateral, including mortgage-backed securities and residential mortgage loans. Our unused borrowing capacity at the FHLBNY was approximately $183.1 million at September 30, 2014. In addition we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of Net York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At September 30, 2014, the amount available under this facility was approximately $300.8 million, with no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At September 30, 2014, our basic liquidity ratio, including our FHLB collateralized borrowing capacity, was 10.6% of total assets, or $183 million, well in excess of our internally-set minimum target ratio of 4% of total assets, an excess of $95 million.
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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2014 Compared With
Three Months Ended September 30, 2013

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	09/30/2014	09/30/2013	Change	% Change
Net Income	$6,147	$5,623	$524	9.3%
Diluted Earnings Per Share	0.49	0.45	0.04	8.9
Return on Average Assets	1.13%	1.06%	0.07%	6.6
Return on Average Equity	12.22%	12.42%	(0.20)%	(1.6)

We reported earnings (net income) of $6.1 million and diluted earnings per share (EPS) of $.49 for the third quarter of 2014, compared to net income of $5.6 million and diluted EPS of $.45 for the third quarter of 2013.
We experienced net gains of $83 thousand, net of tax, on the sale of securities in the 2014 quarter. There were no securities sales in the 2013 quarter.

    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	09/30/2014	09/30/2013	Change	% Change
Interest and Dividend Income	$17,834	$17,032	$802	4.7%
Interest Expense	1,399	1,747	(348)	(19.9)
Net Interest Income	16,435	15,285	1,150	7.5
Tax-Equivalent Adjustment	1,074	1,158	(84)	(7.3)
Average Earning Assets (1)	2,030,090	1,983,864	46,226	2.3
Average Interest-Bearing Liabilities	1,626,327	1,614,873	11,454	0.7

Yield on Earning Assets (1)	3.49%	3.41%	0.08%	2.3
Cost of Interest-Bearing Liabilities	0.34	0.43	(0.09)	(20.9)
Net Interest Spread	3.15	2.98	0.17	5.7
Net Interest Margin	3.21	3.06	0.15	4.9
(1) Includes Nonaccrual Loans

# 51

Between the third quarter of 2013 and the third quarter of 2014, our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased by 15 basis points, from 3.06% to 3.21%, representing a 4.9% increase in our margin. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 35, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) Among other things, this increase in net interest margin reflected a decrease in the cost of a few of our municipal NOW accounts, which renewed during the third quarter of 2014, as well as the sale during the quarter of a substantial portion of our available-for-sale securities portfolio and the redeployment of most of the proceeds into higher-yielding loans. Neither of these occurrences should be expected to recur in upcoming periods. Rather, in management's view, despite this positive recent development in our net interest margin, our persistent multi-year experience of margin compression may well continue in upcoming periods, and if rates do begin to move broadly upward, our liabilities generally may reprice more rapidly than our assets. Net interest income for the just completed quarter, on a taxable equivalent basis, increased by $1.15 million, or 7.5%, from the third quarter of 2013, as the increase in our net interest margin between the periods was enhanced by the positive impact of a 2.3% increase in the level of our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 47, the provision for loan losses for the third quarter of 2014 was $444 thousand, compared to no provision for the 2013 quarter.
Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	09/30/2014	09/30/2013	Change	% Change
Income From Fiduciary Activities	$1,861	$1,688	$173	10.2%
Fees for Other Services to Customers	2,353	2,403	(50)	(2.1)
Insurance Commissions	2,451	2,404	47	2.0
Net (Loss) Gain on Securities Transactions	137	—	137	—
Net Gain on the Sale of Loans	213	166	47	28.3
Other Operating Income	336	278	58	20.9
Total Noninterest Income	$7,351	$6,939	$412	5.9

Total noninterest income in the just completed quarter was $7.4 million, an increase of $412 thousand, or 5.9%, from total noninterest income of $6.9 million for the third quarter of 2013. We experienced increases in all categories, except for fees for other services to customers.
Insurance commission income rose from $2.4 million for the third quarter of 2013 to $2.5 million for the third quarter of 2014, an increase of $47 thousand, or 2.0%. This increase was attributable to organic growth within our four agencies. Income from fiduciary activities in the 2014 quarter increased by $173 thousand, or 10.2%, from the comparable 2013 quarter. This source of noninterest income typically tracks the dollar value of assets under administration. At quarter-end 2014, the market value of assets under trust administration and investment management amounted to $1.200 billion, an increase of $88.8 million, or 8.0%, from September 30, 2013. The increase was generally attributable to a significant rise in the equity markets between the reporting dates and the addition of new accounts.
Fees for other services to customers includes service charges on deposit accounts, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans. Effective October 1, 2011 Visa announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange fee rules promulgated by the Federal Reserve under the Dodd-Frank Act. This reduced rate structure has had, and will continue to have, a slight but noticeable negative impact on our fee income. However, debit card usage by our customers continues to grow which has offset at least in part, the negative effect of reduced debit interchange rates. If this usage continues to grow, it will continue to offset the negative impact of reduced interchange fees. Generally, we do not believe that Visa's new limits on interchange fees resulting from Dodd-Frank will have a material adverse impact on our financial condition or results of operations in future periods. However, there is currently a lawsuit challenging the existing post Dodd-Frank fee structure as too high. The Federal Reserve Bank successfully asked the court to permit retention of the current fee structure until the case is settled. Fees for Other Services to Customers was down $50 thousand, or 2.1%, primarily due to a decrease in revenues related to the sale of mutual funds to our customers by third party providers.
The increase in other operating income in the third quarter of 2014 versus the third quarter of 2013 was primarily attributable to income from an insurance referral partnership with other New York community banks and to an increase in income from our investment in bank-owned life insurance policies.

# 52

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	09/30/2014	09/30/2013	Change	% Change
Salaries and Employee Benefits	$7,781	$7,856	$(75)	(1.0)%
Occupancy Expense of Premises, Net	1,176	1,063	113	10.6
Furniture and Equipment Expense	1,090	819	271	33.1
FDIC and FICO Assessments	273	269	4	1.5
Amortization	94	108	(14)	(13.0)
Other Operating Expense	3,112	3,018	94	3.1
Total Noninterest Expense	$13,526	$13,133	$393	3.0
Efficiency Ratio	56.80%	58.61%	(1.81)%	(3.1)

Noninterest expense for the third quarter of 2014 was $13.5 million, an increase of $393 thousand, or 3.0%, from the expense for the third quarter of 2013. For the third quarter of 2014, our efficiency ratio was 56.80%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). The efficiency ratio is further discussed on page 35 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. The favorable change in our efficiency ratio between the periods reflected the fact that our core gross income grew faster than our operating expenses. Our efficiency ratios in recent periods have also compared favorably to the ratios of our peer group, after adjusting for the definitional difference. For the year quarter ended June 30, 2014 (the most recent reporting period for which peer group information is available), the peer group efficiency ratio was 70.44%, and our ratio was 59.06% (not adjusted).
Salaries and employee benefits expense decreased 1.0% in the third quarter of 2014 over the 2013 quarter, representing the offsetting effects of a 5.7% increase in salaries and a 16.6% decrease in benefits. The decrease in our benefit expenses was primarily attributable to lower pension costs.
The increase in occupancy expense was distributed among all categories including maintenance, utilities, depreciation, taxes, rental expense and insurance.
The increase in furniture and equipment expense was attributable to increases in maintenance, depreciation and data processing expenses.
The category demonstrating the largest increase in other operating expense between the periods was third party computer processing expenses, offset to a large extent by reductions in costs to carry real estate acquired through foreclosure and legal expenses.
Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	09/30/2014	09/30/2013	Change	% Change
Provision for Income Taxes	$2,595	$2,310	$285	12.3%
Effective Tax Rate	29.7%	29.1%	0.6	2.1
The provisions for federal and state income taxes amounted to $2.6 million and $2.3 million for the respective three-month periods of 2014 and 2013. The increase in the effective tax rate was primarily attributable to a one-time historical rehabilitation tax credit in the 2013 period.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2014 Compared With
Nine Months Ended September 30, 2013

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Nine Month Period Ended
	09/30/2014	09/30/2013	Change	% Change
Net Income	$16,991	$16,011	$980	6.1%
Diluted Earnings Per Share	1.35	1.28	0.07	5.5
Return on Average Assets	1.05%	1.03%	0.02%	1.9
Return on Average Equity	11.55%	11.99%	(0.44)%	(3.7)

# 53

We reported earnings (net income) of $17.0 million and diluted earnings per share (EPS) of $1.35 for the nine-month period of 2014, an improvement over net income of $16.0 million and diluted EPS of $1.28 for the 2013 nine-month period.
There were net losses on the sales of securities in the 2014 nine-month period of $66 thousand, net of tax, compared to net gains of $326 thousand, net of tax, in the 2013 nine-month period. Moreover, our net gain on sales of loans, net of tax, in the 2014 nine-month period was only $303 thousand, compared to $767 thousand for the 2013 period.

    The following narrative discusses the changes between the respective nine-month periods in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Nine Month Period Ended
	09/30/2014	09/30/2013	Change	% Change
Interest and Dividend Income	$53,110	$51,080	$2,030	4.0%
Interest Expense	4,548	6,209	(1,661)	(26.8)
Net Interest Income	48,562	44,871	3,691	8.2
Tax-Equivalent Adjustment	3,389	3,401	(12)	(0.4)
Average Earning Assets (1)	2,049,949	1,963,363	86,586	4.4
Average Interest-Bearing Liabilities	1,661,329	1,615,615	45,714	2.8

Yield on Earning Assets (1)	3.46%	3.48%	(0.02)%	(0.6)
Cost of Interest-Bearing Liabilities	0.37	0.51	(0.14)	(27.5)
Net Interest Spread	3.09	2.97	0.12	4.0
Net Interest Margin	3.17	3.06	0.11	3.6
(1) Includes Nonaccrual Loans
Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased by 11 basis points, from 3.06% to 3.17%, between the 2013 nine-month period and the 2014 nine-month period, representing a 3.6% increase in the margin. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 35, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) Net interest income for the just completed nine-month period, on a taxable equivalent basis, increased by $3.7 million, or 8.2%, from the 2013 nine-month period, as the increase in our net interest margin between the periods was enhanced by the positive impact of a 4.4% increase in the level of our average earning assets. The reasons for the change in net interest income and net interest margin between the two periods, and management's views regarding possible future changes in our net interest income and net interest margin, are discussed above under "RESULTS OF OPERATIONS --Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013 -- Net Interest Income" on page 51. The impact of recent interest rate changes in the U.S. economy generally on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 47, the provision for loan losses for the nine-month periods ended September 30, 2014 and 2013 was $1,407 thousand and $200 thousand, respectively.
Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Nine Month Period Ended
	09/30/2014	09/30/2013	Change	% Change
Income From Fiduciary Activities	$5,640	$5,020	$620	12.4%
Fees for Other Services to Customers	6,924	7,056	(132)	(1.9)
Insurance Commissions	7,188	6,608	580	8.8
Net (Loss) Gain on Securities Transactions	110	540	(430)	(79.6)
Net Gain on the Sale of Loans	502	1,271	(769)	(60.5)
Other Operating Income	892	689	203	29.5
Total Noninterest Income	$21,256	$21,184	$72	0.3

Total noninterest income in the just completed nine-month period was $21.3 million, an increase of $72 thousand, or 0.3%, from total noninterest income of $21.2 million for the 2013 period. We experienced increases in insurance commissions, income from fiduciary activities and other operating income. These increases more than offset a decrease in the net gain on the sale of securities in the 2014 quarter, a decrease in fees for other services to customers and a decrease in net gains on the sale of loans as we began to taper our sale of loans to the secondary market during the second half of 2013 and the first nine months of 2014.
Insurance commission income rose from $6.6 million for the first nine months of 2013 to $7.2 million for the first nine months of 2014, an increase of $580 thousand, or 8.8%. This increase was attributable to an increase in annual contingent commission income received from certain insurance carriers in the 2014 period and from organic growth from our four insurance agencies. Income from fiduciary

# 54

activities increased $620 thousand, or 12.4%, from the comparable 2013 period. See our discussion on the changes in the market value of assets under trust administration and investment management, in the section above under the heading "RESULTS OF OPERATIONS--Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013--Summary of Non-Interest Income."
Fees for other services to customers includes service charges on deposit accounts, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans. The decrease in fees for other services to customers between the 2013 nine-month period and the 2014 nine-moth period was primarily attributable to decreased revenues in the 2014 period related to the sale of mutual funds to our customers by third party providers. See the discussion above under the heading "RESULTS OF OPERATIONS--Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013--Summary of Non-Interest Income."
The increase in other operating income in the 2014 period versus the 2013 period, was primarily due to a decrease in losses on the sale of other real estate owned in the 2014 period, gains recognized in our investment in business incubator types of limited partnerships and an increase in income from our investment in bank-owned life insurance.
Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Nine Month Period Ended
	09/30/2014	09/30/2013	Change	% Change
Salaries and Employee Benefits	$23,303	$23,114	$189	0.8%
Occupancy Expense of Premises, Net	3,749	3,389	360	10.6
Furniture and Equipment Expense	3,174	2,888	286	9.9
FDIC and FICO Assessments	828	800	28	3.5
Amortization	294	344	(50)	(14.5)
Other Operating Expense	9,381	9,283	98	1.1
Total Noninterest Expense	$40,729	$39,818	$911	2.3
Efficiency Ratio	58.01%	60.25%	(2.24)%	(3.7)

Noninterest expense for the 2014 nine-month period was $40.7 million, an increase of $911 thousand, or 2.3%, from the expense for the 2013 nine-month period. For the 2014 nine-month period, our efficiency ratio was 58.01% versus 60.3% in the 2013 period. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on page 35 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. The favorable change in our efficiency ratio between the periods reflected the fact that our core gross income grew faster than our operating expenses. Our efficiency ratios in recent periods have also compared favorably to the ratios of our peer group, after adjusting for the definitional difference. For the quarter ended June 30, 2014 (the most recent reporting period for which peer group information is available), the peer group efficiency ratio was 70.44%, and our ratio was 59.06% (not adjusted).
Salaries and employee benefits expense increased only 0.8% for the 2014 nine-month period, compared to the 2013 period, representing a 5.0% increase in salaries offset, in part, by an 8.8% decrease in benefits. The decrease in our benefit expenses was primarily attributable to lower pension costs.
The increase in occupancy expense was distributed among all categories including maintenance, utilities, depreciation, taxes, rental expense and insurance.
The increase in furniture and equipment expense was primarily attributable to increases in data processing expenses.
The subcategory of other operating expense demonstrating the largest increase between the periods was third party computer processing expenses, which was offset, to a large part, by reductions in other subcategories, including costs to carry real estate acquired through foreclosure, legal and telecommunications expenses.
Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Nine Month Period Ended
	09/30/2014	09/30/2013	Change	% Change
Provision for Income Taxes	$7,302	$6,625	$677	10.2%
Effective Tax Rate	30.1%	29.3%	0.8	2.7
The provisions for federal and state income taxes amounted to 7.3 million and $6.6 million for the respective nine-month periods of 2014 and 2013. The increase in the effective tax rate was primarily attributable to a one-time historical rehabilitation tax credit in the 2013 period and decrease in the relative effect of tax-exempt interest.

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
We occasionally need to make ad hoc adjustments to our model. During recent years, the Federal Reserve's targeted federal funds rate has remained within a range of 0 to .25%. The resulting abnormally low short-term rates have led us to revise our standard model for the decreasing interest rate simulation for short-term liabilities and assets. We have applied our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, but we have been limited by an absolute floor of a zero interest rate for the modeling of our short-term liabilities and assets. Consequently, for purposes of determining the effect of a downward shift in rates under our current simulation model, we have made no downward shift in interest rates for our short-term liabilities and assets, even if such rates slightly exceed zero at the measurement date. We also assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending upon the contractual maturities of the particular assets and liabilities in question. In practice, however, shifts in prevailing interest rates typically affect our liability portfolios (primarily deposits) more rapidly than our asset portfolios, irrespective of differences in contractual maturities.
Applying the simulation model analysis as of September 30, 2014, a 200 basis point increase in all interest rates demonstrated a 3.38% decrease in net interest income over the ensuing 12 month period, and a 100 basis point decrease in long-term interest rates (with no decrease in short-term rates, or adjusted as discussed above) demonstrated a 1.33% decrease in net interest income, when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.
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
In general, our interest-bearing liabilities will reprice more rapidly in a rising rate environment than our interest-earning assets, resulting in a short-term decrease in net interest income as reported in the simulation analysis, above. However, many of our interest-earning assets have relatively short lives and within a relatively few quarters after the first year period following a rise in rates we would expect a positive impact from the repricing of these interest-earning assets.

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None
Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its common stock during the three months ended September 30, 2014:

Third Quarter 2014 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
July	2,654	$25.58	—	$3,891,140
August	12,897	26.00	—	3,891,140
September	35,634	26.04	15,300	3,491,990
Total	51,185	26.00	15,300
1 Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the Company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options. In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods: July – DRIP market purchases (1,411 shares), exercise of stock options (1,243 shares); August – DRIP market purchases (3,837 shares), exercise of stock options (9,060 shares); September – DRIP market purchases (20,334 shares).
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
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None
Item 5.
Other Information - None

# 57

Item 6.
Exhibits

Exhibit Number	Exhibit
10.1	Employee Pension Plan of the Registrant, as amended and restated, dated October 22, 2014.*
15	Awareness Letter
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensation plan requred to be filed as an exhibit.

# 58

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

November 7, 2014	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

November 7, 2014	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 59