Form 10-K
period 2014-12-31
ARROW FINANCIAL CORP
filed 2015-03-13
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      x   No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $319,738,450
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 27, 2015
Common Stock, par value $1.00 per share	12,625,734
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2015 (Part III)

ARROW FINANCIAL CORPORATION
FORM 10-K

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2015.

# 2

NOTE ON TERMINOLOGY
In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and subsidiaries as a group, except where the context indicates otherwise.  At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 342 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s most recent “Bank Holding Company Performance Report” (which, as of the date of this 10-K, is currently the Performance Report for the period ending December 31, 2014), and peer group data has been derived from such Report.  This peer group is not, however, identical to either of the peer groups comprising the two bank indices included in the stock performance graphs on pages 20 and 21 of this Report.

THE COMPANY AND ITS SUBSIDIARIES
Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Subsidiaries of Glens Falls National include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies and life insurance), Loomis & LaPann, Inc. (a property and casualty and sports accident and health insurance agency), Upstate Agency, LLC (a property and casualty insurance agency), Glens Falls National Insurance Agencies, LLC (a property and casualty insurance agency - currently doing business under the name of McPhillips Insurance Agency), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds) and Arrow Properties, Inc. (a real estate investment trust, or REIT).

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

Forward-looking statements in this Report include the following:

Topic	Section	Page	Location
Dividend Capacity	Part I, Item 1.C.	10	1st paragraph under "Dividend Restrictions; Other Regulatory Sanctions"
	Part II, Item 7.E.	50	1st paragraph under "Dividends"
Impact of Legislative Developments	Part I, Item 1.D.	11	Last paragraph in Section D
	Part II, Item 7.A.	28	Paragraph in "Health Care Reform"
Visa Stock	Part II, Item 7.A.	28	Paragraph under "Visa Class B Common Stock"
Impact of Changing Interest Rates on Earnings	Part II, Item 7.B.I.	33	Paragraphs under "Potential Inflation; Effect on Interest Rates and Margin"
	Part II, Item 7.C.II.a.	43	Last paragraph under “Automobile Loans”
	Part II, Item 7.C.II.a.	44	3rd and 4th paragraph under table
	Part II, Item 7.C.IV.	47	3rd paragraph
	Part II, Item 7A.	54	Last 4 paragraphs
Adequacy of the Allowance for Loan Losses	Part II, Item 7.B.II.	35	1st paragraph under “II. Provision For Loan Losses and Allowance For Loan Losses”
Noninterest Income	Part II, Item 7.C.IV	38	Last 3 paragraphs under "2014 Compared to 2013"
Expected Level of Real Estate Loans	Part II, Item 7.C.II.a.	43	Paragraphs under “Residential Real Estate Loans”
Liquidity	Part II, Item 7.D.	49	Last 2 paragraphs under "Liquidity"
Commitments to Extend Credit	Part II, Item 8	81	Last 2 paragraphs in Note 8
Pension plan return on assets	Part II, Item 8	96	2nd to last paragraph in Note 13
Realization of recognized net deferred tax assets	Part II, Item 8	97	2nd to last paragraph in Note 15

# 3

These forward-looking statements may not be exhaustive, are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  You should not place undue reliance on any such forward-looking statements. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to:

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

We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results. All forward-looking statements, express or implied, included in this report and the documents we incorporate by reference and that are attributable to the Company are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that the Company or any persons acting on our behalf may issue.

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

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, as well as disclosures based on that tabular presentation, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income to that of another institution or in analyzing any institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt securities, and that even a single institution may significantly alter over time the proportion of its own portfolio that is invested in tax-exempt obligations.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution’s performance over time. We follow these practices.

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and noninterest income.  Net interest income as utilized in calculating the efficiency ratio is typically the same as the net interest income presented in Selected Financial Information table discussed in the preceding paragraph, i.e., it is expressed on a tax-equivalent basis.  Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain recurring component elements of income and expense, such as intangible asset amortization (deducted from noninterest expense) and securities gains or losses (excluded from noninterest income).  We follow these practices.

Tangible Book Value per Share:  Tangible equity is total stockholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total stockholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets includes many items, but in our case, essentially represents goodwill.

# 4

Adjustments for Certain Items of Income or Expense:  In addition to our disclosures of net income, earnings per share (i.e. EPS), return on average assets (i.e. ROA), return on average equity (i.e. ROE) and other financial measures that are prepared in accordance with GAAP, we may also provide comparative disclosures that adjust these GAAP financial measures by removing the impact of certain transactions or other material items of income or expense.  We believe that the resulting non-GAAP financial measures may improve an understanding of our results of operations by separating out items that have a disproportional positive or negative impact on the particular period in question. Additionally, we believe that the adjustment for certain items allows a better comparison from period-to-period in our results of operations with respect to our fundamental lines of business including the commercial banking business.
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

# 5

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

Subsidiary Banks (dollars in thousands)
	Glens Falls National	Saratoga National
Total Assets at Year-End	$1,871,403	$344,448
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$1,151,689	$75,490
Date Organized	1851	1988
Employees (full-time equivalent)	469	44
Offices	30	8
Counties of Operation	Warren, Washington, Saratoga, Essex & Clinton	Saratoga & Albany
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The holding company’s business consists primarily of the ownership, supervision and control of our two banks.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks. There were 513 full-time equivalent employees, including 70 employees within our insurance agency affiliates, at December 31, 2014.
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
Acquisition of Insurance Agencies (2010-2011). On August 1, 2011, we acquired two privately owned insurance agencies located in the greater Glens Falls area, W. Joseph McPhillips, Inc. and McPhillips-Northern, Inc., which were controlled by the same group of shareholders. Each of the acquisitions was structured as a merger of the acquired agency into a newly formed limited liability company wholly owned by Arrow's principal subsidiary bank, Glens Falls National, named Glens Falls National Insurance Agencies, LLC. Both acquisitions qualified as tax-free reorganizations under the Internal Revenue Code. At closing of the acquisitions, which occurred on the same day, Arrow issued a total of 96,298 shares of its common stock (as restated for stock dividends) and $116 thousand in cash to the agencies' shareholders in exchange for all of their shares of the agencies' stock. Arrow recorded the following intangible assets as a result of the acquisitions (none of which are deductible for income tax purposes): goodwill ($1,180) and expirations ($720).  The value of the expirations is being amortized over twenty years.
On February 1, 2011, we acquired Upstate Agency, Inc. ("Upstate"), a privately owned insurance agency primarily engaged in the sale of property and casualty insurance with offices located in northern New York. The acquisition was structured as a merger of Upstate into a newly-formed limited liability company wholly owned by Glens Falls National, and qualified as a tax-free reorganization under the Internal Revenue Code. At closing of the acquisition and in post-closing payments, Arrow issued to the former sole shareholder of Upstate, in exchange for all of his Upstate stock, 154,555 shares of Arrow's common stock (as restated for stock dividends) and approximately $2.7 million in cash.  Arrow recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($5,040) and expirations ($2,854).  The value of the expirations is being amortized over twenty years.  The present value of the expected post-closing payments was included in the basis of goodwill recognized at the acquisition date.
On April 1, 2010, we acquired Loomis & LaPann, Inc. ("Loomis"), a privately owned, property and casualty and sports accident and health insurance agency located in Glens Falls.  The acquisition was structured as a merger between a newly-formed acquisition subsidiary of Glens Falls National and Loomis, and qualified as a tax-free reorganization under the Internal Revenue Code. At closing of the acquisition and in post-closing payments, Arrow issued to the shareholders of Loomis, in exchange for their Loomis stock, 42,442 shares of Arrow's common stock (as restated for dividends). At closing, Arrow recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($514 thousand) and portfolio expirations ($126 thousand).  The value of the expirations is being amortized over twenty years. The estimated value of all expected post-closing payments was included in the basis of goodwill recognized at the acquisition date.

# 6

B. LENDING ACTIVITIES
Arrow engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing.  We also maintain an active indirect lending program through our sponsorship of automobile dealer programs under which we purchase dealer paper, primarily from dealers that meet pre-established specifications.  From time to time we sell a portion of our residential real estate loan originations into the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and state housing agencies. Normally, we retain the servicing rights on mortgage loans originated and sold by us into the secondary markets, subject to our periodic determinations on the continuing profitability of such activity.
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
We lend almost exclusively to borrowers within our normal retail service area, with the exception of our indirect consumer lending line of business, where we acquire retail paper from an extensive network of automobile dealers that operate in a geographic area in upstate New York and Vermont, which is larger than our normal retail service area. The loan portfolio does not include any foreign loans or any other significant risk concentrations.  We do not generally participate in loan syndications, either as originator or as a participant.  However, from time to time, we buy participations in loans originated by other financial institutions in New York and adjacent states. In recent periods the total dollar amount of such participations has fluctuated, but generally represents less than 20% of commercial loans outstanding. Most of the portfolio, in general, is fully collateralized, and many commercial loans are further supported by personal guarantees.
We do not engage in subprime mortgage lending as a business line and we do not extend or purchase so-called "Alt A," "negative amortization," "option ARM's" or "negative equity" mortgage loans.  During 2014, we foreclosed on only one commercial loan and one residential real estate loan.

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

Bank Regulatory Authorities with Jurisdiction over Arrow and its Subsidiary Banks

Arrow is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act") and as such is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB").  Arrow is not, at present, a so-called "financial holding company" under federal banking law.  As a "bank holding company" under New York State law, Arrow is also subject to regulation by the New York State Department of Financial Services.  Our two subsidiary banks are both national banks and are subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The banks are members of the Federal Reserve System and the deposits of each bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC").  The BHC Act generally prohibits Arrow from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities.  Under the BHC Act, a bank holding company must obtain FRB approval before acquiring, directly or indirectly, voting shares of another bank or bank holding company, if after the acquisition the acquiror would own 5 percent or more of a class of the voting shares of that other bank or bank holding company.  Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states, subject to certain limitations.  The Gramm-Leach-Bliley Act ("GLBA"), enacted in 1999, authorized bank holding companies designated as "financial holding companies" to affiliate with a much broader array of other financial institutions than was previously permitted, including insurance companies, investment banks and merchant banks. Arrow has not attempted to become, and has not been designated as, a financial holding company.  See Item 1.D., "Recent Legislative Developments."

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

# 7

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

Regulation of Transactions between Banks and their Affiliates

Transactions between banks and their "affiliates" are regulated by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). Each of our organization's non-bank subsidiaries (other than the business trusts we formed to issue our TRUPs) is a subsidiary of one of our banks, and is an "operating subsidiary" under Sections 23A and 23B. This means the non-bank subsidiary is considered to be part of the bank that owns it and thus is not an "affiliate" of the bank. Extensions of credit that a bank may make to affiliates, or to third parties secured by securities or obligations of the affiliates, are substantially limited by the FRA and the Federal Deposit Insurance Act (the "FDIA"). Such acts further restrict the range of permissible transactions between a bank and any affiliate, including a bank affiliate. A bank may engage in certain transactions, including loans and purchases of assets, with a non-bank affiliate, only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions by it with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered by it to non-affiliated companies.

Regulatory Capital Standards

An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
New Bank Capital Rules (effective January 1, 2015; to be phased from 2015-2019). The Dodd-Frank Act, among other things, directed U.S. bank regulators to promulgate new capital standards for U.S. banking organizations, which must be at least as strict (i.e., must establish minimum capital levels that are at least as high) as the regulatory capital standards that were in effect for U.S. insured depository financial institutions at the time Dodd-Frank was enacted in 2010.
In July 2013, federal bank regulators approved their final new bank capital rules aimed at implementing these Dodd-Frank capital requirements. These rules were also intended to coordinate U.S. bank capital standards with the current drafts of the Basel III proposed bank capital standards for all of the developed world banking organizations. The federal regulators' new capital rules (the "New Capital Rules"), which impose significantly more stringent capital standards on U.S. financial institutions than the rules they replaced (the "Old Capital Rules"), became effective for our holding company and banks on January 1, 2015, and will be fully phased in over the upcoming four years.
The New Capital Rules, which apply both to bank holding companies (such as Arrow) and to insured financial institutions (such as our subsidiary banks), continue the general regulatory scheme of the Old Capital Rules. Like the Old Capital Rules, the New Capital Rules consist of two basic types of capital measures, a leverage ratio and set of risk-based capital measures.
New Leverage Rule. The New Capital Rules do not fundamentally alter the nature of the leverage rule that applied to banks and bank holding company under the Old Capital Rules, except to increase the minimum required leverage ratio from 3.0% to 4.0%. As under the old rule, the leverage ratio continues to be defined as the ratio of the institution's "Tier 1" capital (as defined for the leverage ratio test) to total tangible assets (again, as defined for the leverage ratio test). Under the Old Capital Rules, the minimum leverage ratio was 3.0% but only for a small number of top-rated financial institutions. Most banks and bank holding companies operated under the assumption that 4.0% was in fact their minimum required leverage ratio under the Old Capital Rules and this ratio has been formalized as the minimum under the New Capital Rules.
New Risk-Based Capital Measures. The principal changes wrought by the New Capital Rules involve the other basic type of regulatory capital, the so-called risk-based capital measures. As a general matter, risk-based capital measures assign various risk weightings to all of the institution's assets, by asset type, and to certain off-balance sheet items, and then establish minimum levels of capital to the aggregate dollar amount of such risk-weighted assets. Under the Old Capital Rules, there were two risk-based capital measures, the Tier 1 risk-based capital ratio (the ratio of Tier 1 capital, as defined for the risk-based capital measures, to total risk-weighted assets), and the total risk-based capital ratio (the ratio of total capital, defined as Tier 1 capital plus Tier 2 capital, to total risk-weighted assets). The Old Capital Rules established minimum ratios that institutions would be required to maintain for each of these two risk-based capital measures. The minimum ratio for Tier 1 risk-based capital was 4.0% and the minimum ratio for total risk-based capital was 8.0%.
The New Capital Rules substantially changed the risk-based capital concepts utilized under the Old Capital Rules. Under the New Capital Rules, the major risk-weighted categories of assets have been increased from 4 to 8 (although there are several additional super-weighted categories for high-risk assets that are generally not held by community banking organizations like us). The New Capital Rules also are more restrictive in their definitions of what qualify as capital components. Most importantly, the New Capital Rules, as required under Dodd-Frank, add new capital measures that also must be met. There is a new capital ratio, a "common equity tier 1 capital ratio" (CET1). The primary difference between this ratio and current tier 1 capital ratio is that only common equity (basically, common stock plus surplus plus retained earnings) qualifies as capital under the new CET1 measure; preferred stock and trust preferred securities which qualified as Tier 1 capital under the old Tier 1 risk-based capital measure (and continue to qualify as capital under the new Tier 1 risk-based capital measure) are not be included in CET1 capital. Technically, under the New Capital Rules, CET1 capital under the new CET1 capital measure also includes most elements of accumulated other comprehensive income, including unrealized securities gains and losses, as part of both total regulatory capital (numerator) and total assets (denominator), although banks like ours are given the opportunity to make a one-time irrevocable election to include or not to include certain elements of other comprehensive income, most notably unrealized securities gains or losses. We are

# 8

electing not to include unrealized securities gains and losses in calculating our CET1 ratio under the New Capital Rules. The minimum CET1 ratio, effective immediately, is 4.50%, which will remain constant throughout the phase-in period.
Consistent with the general theme of higher capital levels, the New Capital Rules increase the minimum ratio for Tier 1 risk-based capital from 4.0% (under the Old Capital Rules) to 6.0%, effective immediately. The minimum level for total risk-based capital under the new Capital Rules remains at 8.0%, which was the minimum level under the Old Capital Rules as well.
The New Capital Rules also introduced a new capital concept, the so-called "capital conservation buffer" (set at 2.5%, after full phase-in), which must be added to each of the minimum required risk-based capital ratios (i.e., the minimum CET1 ratio, the minimum Tier 1 risk-based capital ratio and the minimum total risk-based capital ratio). The capital conservation buffer will be phased-in over four years (see the table below). When, during economic downturns, an institution's capital begins to erode, the first deductions from a regulatory perspective would be taken against the conservation buffer; to the extent that such deductions should erode the buffer below the required level (2.5% of total risk-based assets), the institution will not necessarily be required to replace the buffer deficit immediately but will face restrictions on paying dividends and other negative consequences until the buffer is fully replenished.
Under the New Capital Rules, also as required under Dodd-Frank,TRUPs issued by small- to medium-sized banking organizations (such as Arrow) that were outstanding on the Dodd-Frank grandfathering date for TRUPS (May 19, 2010) will continue to qualify as tier 1 capital, up to a limit of 25% of tier 1 capital, until the TRUPs mature or are redeemed. See the discussion of grandfathered TRUPs in section D of this item under "The Dodd-Frank Act."

The following is a summary of the new definitions of risk-based capital under the various new risk-based measures in the New Capital Rules:

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

The following table presents the transition schedule applicable to our holding company and banks under the New Capital Rules:

Year, as of January 1	2015	2016	2017	2018	2019
Minimum CET1 Ratio	4.500%	4.500%	4.500%	4.500%	4.500%
Capital Conservation Buffer ("Buffer")	N/A	0.625%	1.250%	1.875%	2.500%
Minimum CET1 Ratio Plus Buffer	4.500%	5.125%	5.750%	6.375%	7.000%
[ Phase-in of Deductions from CET1]	40.000%	60.000%	80.000%	100.000%	100.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%	6.000%	6.000%	6.000%	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	N/A	6.625%	7.250%	7.875%	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%	8.000%	8.000%	8.000%	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	N/A	8.625%	9.250%	9.875%	10.500%
Minimum Leverage Ratio	4.000%	4.000%	4.000%	4.000%	4.000%

These new minimum capital ratios, especially the CET1 ratio (4.5%) and the new Tier 1 risk-based capital ratio (6.0%), which began to apply to our organization on January 1, 2015, represent a heightened and more restrictive capital regime than institutions like ours previously had to meet, and the addition of the new regulatory capital buffer over the upcoming four years will add to the stress on our profitability.

We estimate that if the New Capital Rules had been effective on December 31, 2014, that is, one day prior to their actual effective date of January 1, 2015, our holding company and each of our banks would have met each of the minimum capital ratios established under the New Capital Rules, including the new Minimum CET1 Ratio, the new Minimum Tier 1 Risk-Based Capital Ratio, the new Minimum Total Risk-Based Capital Ratio, and the new Minimum Leverage Ratio.

Old Bank Capital Rules (superseded by the New Capital Rules as of January 1, 2015). The prior bank regulatory capital standards (i.e., the Old Capital Rules), which in our case were replaced on January 1, 2015, by the new enhanced bank regulatory capital standards discussed above (i.e., the New Capital Rules), consisted of two risk-based capital guidelines and a leverage ratio, which have been superseded by the new capital measures. As a technical matter, December 31, 2014, marked the final applicability of the Old Capital Rules to our holding company and banks.

# 9

On December 31, 2014, our holding company and each of our banks exceeded by a substantial amount each of the minimum capital requirements then applicable to them under the Old Capital Rules. Set forth in tabular form under, "Regulatory Capital Ratios on December 31, 2014 (Under Old Capital Rules)" on page 52 of this Report are (i) the regulatory capital ratios of our holding company and each of our banks as of December 31, 2014, measured under the Old Capital Rules, and (ii) the minimum capital ratios required under the Old Capital Rules as of that date.
The FRB's old risk-based capital guidelines assigned risk weightings to all assets and certain off-balance sheet items and established an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk-weighted assets (almost always less than the dollar amount of such assets without risk weighting). Under the old risk-based guidelines, at least half of total capital (i.e., 4% of total risk-weighted assets) had to consist of "Tier 1" capital (which essentially comprised common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill). Under the old guidelines, TRUPs also could qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital. The guidelines limited restricted core capital elements to a percentage of the sum of core capital elements, net of goodwill less any associated deferred tax liability. Up to half of total capital under the old guidelines could consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, preferred stock not qualifying as Tier 1 capital, certain other instruments and a limited amount of the allowance for loan losses.
The FRB's other important capital measure under the old guidelines for measuring a bank holding company's capital was the leverage ratio standard, which established minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets (not risk-weighted). For top-rated holding companies, the minimum leverage ratio was 3%, but lower-rated companies could be required to meet substantially greater minimum ratios.
The old capital requirements applicable to our subsidiary banks were similar to the old capital requirements applicable to our holding company. As at the holding company level, the old capital guidelines at the bank level have been replaced by the new capital standards discussed above, which generally require higher levels of capital than the old standards required.

New Regulatory Capital Classifications. Under applicable banking law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  The regulators have established five capital classifications for banking institutions, ranging from the highest category of "well-capitalized" to the lowest category of "critically undercapitalized". As a result of the regulators' adoption of the New Capital Rules, the definitions under the five capital classifications have also been changed, effective as of January 1, 2015. Under the new revised capital classifications, a banking institution is considered "well-capitalized" if it meets the following capitalization standards on the date of measurement: a CET1 risk-based capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater, and a total risk-based capital ratio of 10.00% or greater, provided the institution is not subject to any regulatory order or written directive regarding capital maintenance.
As of December 31, 2014, our holding company and both of our banks qualified as "well-capitalized" under the old capital classification scheme applied by the federal bank regulators under the Old Capital Rules, based on their capital ratios on that date measured under the Old Capital Rules. Moreover, we estimate that if the new revised capital classifications, described above, had been effective on December 31, 2014 (instead of January 1, 2015), our holding company and both of our banks would have qualified as "well capitalized" under the new scheme as well.

Dividend Restrictions; Other Regulatory Sanctions

A holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business through acquisitions of additional banking organizations or permitted non-bank companies, may be restricted if its capital falls below minimum regulatory capital ratios or fails to meet other informal capital guidelines that the regulators may apply from time to time to specific banking organizations.  In addition to these potential regulatory limitations on payment of dividends, our holding company's ability to pay dividends to our shareholders, and our subsidiary banks' ability to pay dividends to our holding company are also subject to various restrictions under applicable corporate laws, including banking laws (affecting our subsidiary banks) and the New York Business Corporation Law (affecting our holding company). The ability of our holding company and banks to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies, capital guidelines (including the new, more stringent bank capital guidelines to be phased in beginning in 2015) and applicable law.
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

# 10

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

The Dodd-Frank Act
As a result of the 2008-2009 financial crisis, the U.S. Congress passed and the President signed the Dodd-Frank Act on July 21, 2010. While some of the Act's provisions have not had and likely will not have any direct impact on Arrow, other provisions have impacted or likely will impact our business operations and financial results in a significant way. These include the establishment of a new regulatory body known as the Bureau of Consumer Financial Protection ("the Bureau"), which operates as an independent entity within the Federal Reserve System and is authorized to issue rules for consumer protection, some of which have increased, and likely will continue to increase banks' compliance expenses, thereby reducing or restraining profitability. For depository institutions with $10 billion or less in assets (such as Arrow's banks), the banks' traditional regulatory agencies (for our banks, the OCC), and not the Bureau, will have primary examination and enforcement authority over the banks' compliance with new Bureau rules as well as all other consumer protection rules and regulations.  However, the  Bureau has the right to include its examiners on a "sampling" basis in examinations conducted by the traditional regulators and is authorized to give those agencies input and recommendations with respect to consumer protection laws and to require reports and other examination documents. The Bureau has broad authority to curb practices it finds to be unfair, deceptive and abusive. What constitutes "abusive" behavior has been broadly defined and is very likely to create an environment conducive to increased litigation.  This is likely to be exacerbated by the fact that, in addition to the federal authorities charged with enforcing the Bureau's rules, state attorneys general are also authorized to enforce certain of the Federal consumer laws transferred to the Bureau and the rules issued by the Bureau thereunder.
Dodd-Frank also directed the federal banking authorities to issue new capital requirements for banks and holding companies which must be at least as strict as the pre-existing capital requirements for depository institutions and may be much more onerous. See the discussion under “Regulatory Capital Standards; New Bank Capital Rules” on page 8 of this Report. Dodd-Frank also provided that any new issuances of trust preferred securities (TRUPs) by bank holding companies having between $500 million and $15 billion in assets (such as Arrow) will no longer be able to qualify as Tier 1 capital, although previously issued TRUPs of such bank holding companies that were outstanding on the Dodd-Frank grandfathering date (May 19, 2010), including $20 million of TRUPs issued by Arrow before that date, will continue to qualify as Tier 1 capital until maturity or earlier redemption, subject to certain limitations. The new bank capital rules, in their final form, preserve this "grandfathered" status of TRUPs previously issued by small- to mid-sized financial institutions like Arrow before the grandfathering date. Generally, however, TRUPs, which have been an important financing tool for community banks such as ours, can no longer be counted on as a viable source of new capital for banks, unless the U.S. Congress passes legislation that specifically accords regulatory capital status to newly-issued TRUPs.
Bank regulators have not finished promulgating all the rules required to be issued by them under Dodd-Frank and many of the new rules will have phase-in periods even after final promulgation. (Many of the rules already issued also will become effective only on a deferred, phase-in basis, including the new capital rules.) The following is a summary of some additional Dodd-Frank provisions likely to have a material impact, positive or negative, as the case may be, on us and our customers:

# 11

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
4. Requirements for mortgage originators to act in the best interests of a consumer and to seek to ensure that a consumer will have the ability to repay certain consumer loans.
5. Requirements for comprehensive additional residential mortgage loan-related disclosures.
6. Statutory implementation of “source of strength doctrine” for both bank and savings and loan holding companies, under which the Federal Reserve can compel a holding company to contribute additional capital to its subsidiary depository institutions.
7. Limitation of current Federal preemption standards for national banks (such as our banks), that is, the Act reduces the extent to which state law is preempted by Federal law with regard to certain operations of national banks, and particularly the operations of their subsidiaries.  This increases the potential for State intervention in the operations of national banks.
8. Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

To date, implementation of the Dodd-Frank Act provisions has resulted in many new mandatory and discretionary rulemakings by numerous federal regulatory agencies. Rulemaking will continue for several more years. As a result, bank holding companies have faced thousands of new pages of regulations, not to mention the potential for increased litigation risk. Additional regulations are still being formulated, several of which are highly controversial and the implementation will be costly and time consuming.

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
The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 (the "New Bankruptcy Act") became effective October 17, 2005. The New Bankruptcy Act addressed many areas of bankruptcy practice, including consumer bankruptcy, general and small business bankruptcy, treatment of tax claims in bankruptcy, ancillary and cross-border cases, financial contract protection amendments to Chapter 12 governing family farmer reorganization, and special protection for patients of a health care business filing for bankruptcy.  The New Bankruptcy Act did not have a significant impact on our earnings or on our efforts to recover collateral on secured loans.
The Sarbanes-Oxley Act ("Sarbanes-Oxley"), signed into law on July 30, 2002, adopted a number of measures having a significant impact on all publicly-traded companies, including Arrow.  Generally, Sarbanes-Oxley sought to improve the quality of financial reporting of these companies by compelling them to adopt good corporate governance practices and by strengthening the independence of their auditors.  Sarbanes-Oxley placed substantial additional duties on directors, officers, auditors and attorneys of public companies.  Among other specific measures, Sarbanes-Oxley required that chief executive officers and chief financial officers certify to the SEC in the holding company's annual and quarterly reports filed with the SEC regarding the accuracy of its financial statements contained therein and the integrity of its internal controls.  Sarbanes-Oxley also accelerated insiders' reporting requirements for transactions in company securities, restricted certain executive officer and director transactions, imposed obligations on corporate audit committees, and provided for enhanced review of company filings by the SEC.  As part of the general effort to improve public company auditing, Sarbanes-Oxley places limits on non-audit services that may be performed by a company's independent auditors and requires that the company's Audit Committee review and approve in advance any non-audit services performed by the independent auditor, as well as its audit services.  Sarbanes-Oxley created a federal public company accounting oversight board (the PCAOB) to set auditing standards, inspect registered public accounting firms, and exercise enforcement powers, subject to oversight by the SEC.
In the wake of Sarbanes-Oxley, the nation's stock exchanges, including the exchange on which Arrow's stock is listed, the National Association of Securities Dealers, Inc. ("NASDAQ®") promulgated a wide array of new corporate governance standards that must be followed by listed companies.  The NASDAQ® standards include having a Board of Directors the majority of whose members are independent of management, and having audit, compensation and nomination committees of the Board consisting exclusively of independent directors.  Over the years, we have implemented a variety of corporate governance measures and procedures to comply with Sarbanes-Oxley and the NASDAQ® listing requirements.
The USA Patriot Act initially adopted in 2001 and re-adopted by the U.S. Congress in 2006 with certain changes (the "Patriot Act"), imposes substantial record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers.  The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act's requirements.  The Patriot Act requires all

# 12

financial institutions, including banks, to maintain certain anti-money laundering compliance and due diligence programs.  The provisions of the Patriot Act impose substantial costs on all financial institutions, including ours.

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

F. COMPETITION
We face intense competition in all markets we serve.  Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks.  Like all banks, we encounter strong competition in the mortgage lending space from a wide variety of other mortgage originators, all of whom are principally affected in this business by the rate and terms set, and the lending practices established from time-to-time by the very large government sponsored enterprises ("GSEs") engaged in residential mortgage lending, most importantly, “Fannie Mae” and “Freddie Mac.” These GSEs purchase and/or guarantee a very substantial dollar amount and number of mortgage loans, which in 2014 accounted for a large majority of the total amount of mortgage loans extended in the U.S. Additionally, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market, mutual funds and credit card companies offer substantive equivalents of the various other types of loan and financial products and transactional accounts that we offer, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to us.  Under federal banking laws, such non-banking financial organizations not only may offer products comparable to those offered by commercial banks, but also may establish or acquire their own commercial banks.

# 13

G. EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of the executive officers of Arrow and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas J. Murphy, CPA	56
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

Terry R. Goodemote, CPA	51
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

David S. DeMarco	53
Senior Vice President of Arrow since May 1, 2009. Mr. DeMarco has been the President and Chief Executive Officer of SNB since January 1, 2013. Prior to that date, Mr. DeMarco served as Executive Vice President and Head of the Branch, Corporate Development, Financial Services & Marketing Division of GFNB since January 1, 2003. Mr. DeMarco started with the Company in 1987.

David D. Kaiser	54
Senior Vice President of Arrow since February 1, 2015. Mr. Kaiser has also served as Chief Credit Officer and Executive Vice President of GFNB since 2012. Prior to that date, Mr. Kaiser served as Chief Loan Officer for the Company's banks since February 1, 2011. He also served as the Corporate Banking Manager for GFNB from 2005 to 2011. Mr. Kaiser started with the Company in 2001.

H. AVAILABLE INFORMATION
Our Internet address is www.arrowfinancial.com.  We make available free of charge on or through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as practicable after we file or furnish them with the SEC pursuant to the Exchange Act.  We also make available on the internet website various other documents related to corporate operations, including our Corporate Governance Guidelines, the charters of our principal board committees, and our codes of ethics.  We have adopted a financial code of ethics that applies to Arrow’s chief executive officer, chief financial officer and principal accounting officer and a business code of ethics that applies to all directors, officers and employees of our holding company and its subsidiaries.

# 14

Item 1A. Risk Factors
Our financial results and the market price of our stock in future periods are subject to risks arising from many factors, including the risks listed below, as well as other risks and uncertainties not currently known to us. Any of these risks could materially and adversely affect our business, financial condition or results of operations. (Please note that the discussion below regarding potential impact on Arrow of certain of these factors that may develop in the future is not meant to provide predictions by Arrow's management that such factors will develop, but to acknowledge the possible negative consequences to our company and business if certain conditions do develop.)
Difficult market conditions continue to adversely affect the U.S. commercial banking industry and its core business of making and servicing loans and could adversely affect our ability to originate loans. Many existing or potential loan customers of commercial banks, especially individuals and small businesses, continue to experience financial and budgetary pressures that both challenge their ability to service their existing indebtedness and sharply restrict their ability or willingness to incur additional indebtedness. The demand for loans has generally increased in recent years , and very low prevailing rates of interest for all types of credit still exist. While the U.S. economy and our regional economy have shown signs of improvement in recent years, consumers and small businesses are still struggling under heavy debt loads, which will continue to weigh against any surge in growth or profitability in the banking sector. This cautionary scenario confronts us as it confronts all commercial banks, large and small, and could adversely affect our ability to originate loans.
We face continuing and growing security risks to our information base including the information we maintain relating to our customers, and and breaches in the security systems we have implemented to protect this information could have a negative effect on our business operations and financial condition. We have implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including all confidential customer information. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect our business operations from every type of problem in every situation. A failure or circumvention of these controls could have a material adverse effect on our business operations and financial condition.
Also, the computer systems and network infrastructure that we use are always vulnerable to unforeseen disruptions, including theft of confidential customer information (“identity theft”) and interruption of service as a result of fire, natural disasters, explosion, general infrastructure failure or cyber attacks. These disruptions may arise in our internally developed systems, the systems of our third-party service providers or originating from our consumer and business customers who access our systems from their own networks or digital devices to process transactions. Information security risks have increased significantly in recent years because of consumer demand to use the Internet and other electronic delivery channels to conduct financial transactions. This risk is further enhanced due to the increased sophistication and activities of organized crime, hackers, terrorists and other disreputable parties. We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks or unauthorized access remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damage our reputation and undermine our ability to attract and keep customers.

U.S. bank loan portfolios, although generally improving in quality, continue to experience signs of weakness or stress, particularly in the consumer loan sector, which could deteriorate quickly if the U.S. economy experiences even a modest downturn and which could have an adverse impact on our financial condition. Home prices in all regions of the U.S., including our market area in northeastern New York, have stabilized or even strengthened somewhat in recent periods. Delinquency and charge-off rates in bank loan portfolios have also improved. However, many banks continue to have substantial exposure in their loan portfolios to borrowers, particularly individual and small business borrowers, that if confronted by an economic downturn of any consequence, perhaps one that results in their loss of a job or the failure of a business, may quickly fall in arrears on their borrowings. We, like most banks, believe that the quality of our loan portfolio is strong and our allowance entirely adequate to cover all embedded risk, but any downturn of consequence in the economy, nationwide or in our region, would likely rekindle the stress in loan portfolios that many banks have been living with in recent years, potentially damaging our financial condition and results.
The recent strong performance in U.S. equity markets has not been matched by comparable strengthening in the U.S. economy generally, or in the core business of the U.S. commercial banking sector and a weak U.S. economy could adversely impact our financial results. The U.S. financial sector, particularly that portion that is focused on the equity markets (i.e., “Wall Street”), has largely recovered from the 2008-2010 financial crisis, with a good performance during calendar year 2014, in which equity markets recorded solid gains. At the same time, the wider U.S. economy, especially the business sector that underlies the day-to-day health of U.S. commercial banks (“Main Street”), continues to experience a much slower recovery, and in some areas of the U.S. and its economy companies, workers and municipalities have not returned to the levels of financial health they enjoyed before the 2008-2010 crisis. Commercial banks like ours are much more closely tied, in terms of growth and profits, to the Main

# 15

Street sector than the Wall Street sector. Accordingly, our financial results and condition may continue to be strained by the modest and uneven growth in the U.S. economy generally or in our region.
Any future economic or financial downturn, including any significant correction in the equity markets, may negatively affect the volume of income attributable to, and demand for, fee-based services of banks such as ours which could negatively impact our financial condition and results of operation. Revenues from our trust and wealth management business are dependent on the level of assets under management. Any significant downturn in the equity markets may lead our trust and wealth management customers to liquidate their investments, or may diminish account values for those customers who elect to leave their portfolios with us, in either case reducing our assets under management and thereby decreasing our revenues from this important sector of our business.
Rulemaking under Dodd-Frank continues to unfold; these and other regulations being promulgated may adversely affect our Company and certain players in the financial industry as a whole. Even before the recent financial crisis and the resulting new banking laws and regulations, including Dodd-Frank, we were subject to extensive Federal and state banking regulations and supervision. Banking laws and regulations are intended primarily to protect bank depositors’ funds (and indirectly the Federal deposit insurance funds) as well as bank retail customers, who may lack the sophistication to understand or appreciate bank products and services. These laws and regulations generally are not, however, aimed at protecting or enhancing the returns on investment enjoyed by bank shareholders.
This depositor/customer orientation is particularly true of the recently adopted set of banking laws and regulations under the Dodd-Frank Act, which were passed in the aftermath of the 2008-2010 financial crisis and in large part were intended to better protect bank customers (and to some degree, banks) against the wide variety of lending products and aggressive lending practices that pre-dated the crisis and are seen as having contributed to its severity. Although not all banks offered such products or engaged in such practices, all banks are affected by the new laws and regulations to some degree.
Dodd-Frank restricts our lending practices, requires us to expend substantial resources to safeguard customers and otherwise comply with the new rules, and subjects us to significantly higher minimum capital requirements in future periods beginning this year, 2015, which may serve as a drag on our earnings, growth and ultimately on our dividends and stock price (the new capital standards are separately addressed in the following risk factor).
While it is difficult to predict the extent to which Dodd-Frank and the resulting new regulations and rules may adversely impact our business or financial results, we are certain Dodd-Frank will continue to increase our costs, and require us to modify certain strategies, business operations and capital and liquidity structures which, individually or collectively, may very well have a material adverse impact on our financial condition.

New capital and liquidity standards adopted by the U.S. banking regulators will result in banks and bank holding companies needing to maintain more and higher quality capital and greater liquidity than has historically been the case. New and evolving capital standards, particularly those adopted as a result of Dodd-Frank, will have a significant effect on banks and bank holding companies, including Arrow. These new standards, which now apply and will be fully phased-in over the next 5 years, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, could limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders.
If economic conditions should worsen and the U.S. experiences a recession or prolonged economic stagnation, our allowance for loan losses may not be adequate to cover actual losses. Like all financial institutions, we maintain an allowance for loan losses to provide for probable loan losses at the balance sheet date. Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio and other factors. If the economy in our geographic market area, the northeastern region of New York State, or in the U.S. generally, should deteriorate to the point that recessionary conditions return, or if the regional or national economy experiences a protracted period of stagnation, the quality of our loan portfolio may weaken significantly. If so, our allowance for loan losses may not be adequate to cover actual loan losses, and future enhanced provisions for loan losses could materially and adversely affect financial results. Moreover, weak or worsening economic conditions often lead to difficulties in other areas of our business, including growth of our business generally, thereby compounding the negative effects on earnings.
The current interest rate environment is not particularly favorable for commercial banks generally or their core businesses, nor are any prospective changes in prevailing interest rates, in the near- or middle-term, likely to significantly improve commercial banks’ prospects or financial performance, and may actually have a negative impact on our prospects and performance. Prevailing market interest rates, and changes in those rates, have a direct and material impact on the financial performance and condition of commercial banks. A bank’s net interest income generally comprises the majority of total income, and changes in prevailing rates for bank assets and bank liabilities affect it's net interest income.
Currently, market interest rates in the U.S., across all maturities and for all types of loans, remain at or near historic lows. The resulting low rate environment has placed lending institutions such as commercial banks in a difficult position.
The Fed continues to give indications to the financial markets that it likely will take steps to raise short-term interest rates in the not-too-distant future, perhaps even at some later date in 2015. In the long run, a general gradual increase in prevailing interest rates across all maturities may be beneficial to the banking sector, including our banks. However, at least in the short run, any

# 16

significant increase in market rates might be expected to adversely impact the commercial banking sector. Bank liabilities (deposits) typically reprice much more quickly than bank assets (investments and loans). If the Fed raises rates too quickly, it could slow economic growth and possibly result in a recession. It is this potential risk to the economy at large that has led the Fed and the world's other central banks to continue with their efforts to ensure a long-term, low-rate environment through financial repression, and that presents commercial banks with the conundrum of an unfavorable rate situation that might not improve, even if rates rise. Whatever the Fed and the other central banks in the developed world elect to do from the standpoint of monetary policy, their decisions will affect the activities, results of operations and profitability of banks and bank holding companies such as Arrow. We cannot predict the nature or timing of future changes in monetary and other policies or the effect that they may have on our operations or financial condition.
We operate in a highly competitive industry and market areas that could negatively affect our growth and profitability. Competition for commercial banking and other financial services is fierce in our market areas. In one or more aspects of its business, our subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. In addition, many of our competitors are not subject to the same extensive Federal regulations that govern bank holding companies and Federally insured banks. Failure to offer competitive services in our market areas could significantly weaken our market position, adversely affecting our growth, which, in turn, could have a material adverse effect on our financial condition and results of operations.
The Company relies on the operations of our banking subsidiaries to provide liquidity which, if limited, could impact our ability to pay dividends to our shareholders or to repurchase our common stock. We are a bank holding company, a separate legal entity from our subsidiaries. Our bank holding company does not have significant operations of its own. The ability of our subsidiaries, including our bank and insurance subsidiaries, to pay dividends is limited by various statutes and regulations. It is possible, depending upon the financial condition of our subsidiaries and other factors that our subsidiaries would be restricted in their ability to pay dividends to the holding company, including by a bank regulator asserting that the payment of dividends or other payments may result in an unsafe or unsound practice. In addition, under Dodd-Frank, we will be subjected to consolidated capital requirements. If our subsidiaries are unable to pay dividends to our holding company or if our banking subsidiaries are required to retain capital, we may not be able to pay dividends on our common stock or repurchase shares of our common stock.
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
We are subject to the local economies where we operate, and unfavorable economic conditions in these areas could have a material adverse effect on our financial condition and results of operations. Much of our success depends upon the growth in business activity, income levels and deposits in our geographic market area. Although our market area has experienced a stabilizing of economic conditions in recent years and even periods of modest growth, if unpredictable or unfavorable economic conditions unique to our market area should occur in upcoming periods, such will likely have an adverse effect on the quality of our loan portfolio and financial performance. As a community bank, we are less able than our larger regional competitors to spread the risk of unfavorable local economic conditions over a larger market area. Moreover, we cannot give any assurances that we, as a single enterprise, will benefit from any unique and favorable economic conditions in our market area, even if they do occur.
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
We rely on other companies to provide key components of our business infrastructure. Third-party vendors provide key components of our business infrastructure such as Internet connections, network access and mutual fund distribution. The financial health and operational capabilities of these third parties are for the most part beyond our control, and any problems

# 17

experienced by these third parties, such that they are not able to continue to provide services to us or begin to perform such services poorly, could adversely affect our ability to deliver products and services to our customers and to conduct our business.
Problems encountered by other financial institutions could adversely affect us. Our ability to engage in routine funding transactions could be adversely affected by financial or commercial problems confronting other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties in the normal course of business, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other financial institutions on whom we rely or with whom we interact. Some of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or only may be liquidated at prices not sufficient to recover the full amount due us under the underlying financial instrument held by us. There is no assurance that any such losses would not materially and adversely affect our results of operations.
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

Item 2. Properties

Our main office is at 250 Glen Street, Glens Falls, New York.  The building is owned by us and serves as the main office for Arrow and Glens Falls National, our principal subsidiary.  The main office of our other banking subsidiary, Saratoga National, is in Saratoga Springs, New York. We own twenty-nine branch banking offices and lease nine others at market rates. We also own two offices specifically dedicated to our insurance agency operations and lease six others. Four of our insurance agency offices are located at our banking locations. We also lease office space in a building near our main office in Glens Falls.
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

# 18

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Arrow Financial Corporation is traded on the Global Select Market of the NASDAQ® Stock Market under the symbol AROW.
The high and low prices listed below represent actual sales transactions, as reported by NASDAQ®.  All stock prices and cash dividends per share have been restated to reflect subsequent stock dividends.  On September 29, 2014, we distributed a 2% stock dividend on our outstanding shares of common stock.

	2014			2013
	Market Price		Cash Dividends Declared	Market Price		Cash Dividends Declared
	Low	High		Low	High
First Quarter	$24.02	$26.94	$0.245	$22.68	$24.58	$0.240
Second Quarter	24.31	26.46	0.245	22.50	24.47	0.240
Third Quarter	24.82	26.46	0.245	23.77	26.67	0.240
Fourth Quarter	25.10	27.93	0.250	24.42	27.45	0.245

The payment of cash dividends by Arrow is determined at the discretion of its Board of Directors and is dependent upon, among other things, our earnings, financial condition and other factors, including applicable legal and regulatory restrictions.  See "Capital Resources and Dividends" in Part II, Item 7.E. of this Report.
There were approximately 7,000 holders of record of Arrow’s common stock at December 31, 2014. Arrow has no other class of stock outstanding.

Equity Compensation Plan Information
The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2014.  These equity compensation plans were our 2013 Long-Term Incentive Plan ("LTIP") and its predecessors, our 2008 Long-Term Incentive Plan, and our 1998 LTIP; our 2014 Employee Stock Purchase Plan ("ESPP"); and our 2013 Directors' Stock Plan ("DSP").  All of these plans have been approved by Arrow's shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)(2)	401,442	$22.66	631,424
Equity Compensation Plans Not Approved by Security Holders
Total	401,442		631,424

(1)	All 401,442 shares of common stock listed in column (a) are issuable pursuant to outstanding stock options granted under the LTIP.

(2)
The total of 631,424 shares listed in column (c) includes 445,000 shares of common stock available for future award grants under the LTIP, 40,837 shares of common stock available for future issuance under the DSP and 145,587 shares of common stock available for future issuance under the ESPP.

# 19

STOCK PERFORMANCE GRAPHS

The following two graphs provide a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the NASDAQ Banks Index and the Zacks $1B-$5B Bank Assets Index.

The first graph presents comparative stock performance for the five-year period from December 31, 2009 to December 31, 2014 and the second graph presents comparative stock performance for the ten-year period from December 31, 2004 to December 31, 2014.

The historical information in the graphs and accompanying tables may not be indicative of future performance of Arrow stock on the various stock indices.

	TOTAL RETURN PERFORMANCE Period Ending
Index	2009	2010	2011	2012	2013	2014
Arrow Financial Corporation	100.00	117.96	107.90	122.09	137.93	151.37
Russell 2000 Index	100.00	126.81	121.52	141.42	196.32	205.93
NASDAQ Banks Index	100.00	118.92	106.36	127.34	182.11	191.37
Zacks $1B - $5B Bank Assets Index	100.00	117.59	109.67	131.82	181.24	192.66

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2015.

# 20

	TOTAL RETURN PERFORMANCE Period Ending
Index	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Arrow Financial Corporation	100.00	87.41	88.53	82.68	100.95	107.59	126.91	116.09	131.35	148.40	162.86
Russell 2000 Index	100.00	104.51	123.67	121.71	80.56	102.38	129.84	124.42	144.79	201.00	210.84
NASDAQ Banks Index	100.00	97.68	109.68	86.80	63.28	52.66	62.62	56.01	67.00	95.90	100.78
Zacks $1B - $5B Bank Assets Index	100.00	97.60	112.09	86.29	75.87	55.70	65.50	61.09	73.43	100.96	107.32

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2015.

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

Unregistered Sales of Equity Securities

None.

# 21

Issuer Purchases of Equity Securities
The following table presents information about repurchases by Arrow during the three months ended December 31, 2014 of our common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Fourth Quarter 2014 Calendar Month	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	3,926	$26.22	—	$3,491,990
November	2,872	26.68	—	3,491,990
December	26,984	26.47	—	3,491,990
Total	33,782	26.46	—

1The total number of shares purchased and the average price paid per share listed in columns (a) and (b) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, and (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's compensatory stock plans in connection with their exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such methods:  October - DRIP purchases (2,366 shares), stock options (1,560 shares) ; November - DRIP purchases (2,872 shares); December - DRIP purchases (20,190 shares), stock options (6,794 shares).
2Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs; does not include any shares purchased or subject to purchase under the DRIP, any shares surrendered or deemed surrendered to Arrow upon exercise of options granted under any compensatory stock plans, or any shares purchased by the Company for its ESOP.  Our only publicly-announced stock repurchase program in effect for the fourth quarter of 2014 was the program approved by the Board of Directors and announced in November 2013, under which the Board authorized management, in its discretion, to repurchase from time to time during 2014, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions. In November 2014, the Board authorized a similar repurchase program for 2015, also having a $5 million total authorization for stock repurchases.

# 22

Item 6. Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA
Arrow Financial Corporation and Subsidiaries
(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2014	2013	2012	2011	2010
Interest and Dividend Income	$66,861	$64,138	$69,379	$76,791	$84,972
Interest Expense	5,767	7,922	11,957	18,679	23,695
Net Interest Income	61,094	56,216	57,422	58,112	61,277
Provision for Loan Losses	1,848	200	845	845	1,302
Net Interest Income After Provision for Loan Losses	59,246	56,016	56,577	57,267	59,975
Noninterest Income	28,206	27,521	26,234	23,133	17,582
Net Gains on Securities Transactions	110	540	865	2,795	1,507
Noninterest Expense	(54,028)	(53,203)	(51,836)	(51,548)	(47,418)
Income Before Provision for Income Taxes	33,534	30,874	31,840	31,647	31,646
Provision for Income Taxes	10,174	9,079	9,661	9,714	9,754
Net Income	$23,360	$21,795	$22,179	$21,933	$21,892
Per Common Share: [1]
Basic Earnings	$1.85	$1.74	$1.78	$1.76	$1.78
Diluted Earnings	1.85	1.73	1.77	1.76	1.77
Per Common Share: [1]
Cash Dividends	$0.99	$0.97	$0.95	$0.92	$0.89
Book Value	15.92	15.25	14.06	13.33	12.38
Tangible Book Value [2]	13.89	13.17	11.94	11.19	10.98
Consolidated Year-End Balance Sheet Data:
Total Assets	$2,217,420	$2,163,698	$2,022,796	$1,962,684	$1,908,336
Securities Available-for-Sale	366,139	457,606	478,698	556,538	517,364
Securities Held-to-Maturity	302,024	299,261	239,803	150,688	159,938
Loans	1,413,268	1,266,472	1,172,341	1,131,457	1,145,508
Nonperforming Assets [3]	8,162	7,916	9,070	8,128	4,945
Deposits	1,902,948	1,842,330	1,731,155	1,644,046	1,534,004
Federal Home Loan Bank Advances	51,000	73,000	59,000	82,000	130,000
Other Borrowed Funds	39,421	31,777	32,678	46,293	73,214
Stockholders’ Equity	200,926	192,154	175,825	166,385	152,259
Selected Key Ratios:
Return on Average Assets	1.07%	1.04%	1.11%	1.13%	1.16%
Return on Average Equity	11.79	12.11	12.88	13.45	14.56
Dividend Payout [4]	53.51	56.07	53.67	52.27	50.28

1Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent
September 2014 2% stock dividend.
2Tangible book value excludes goodwill and other intangible assets from total equity.
3Nonperforming assets consist of nonaccrual loans, loans past due 90 or more days but still accruing interest, repossessed assets, restructured loans, other real estate owned and nonaccrual investments.
4Dividend Payout Ratio – cash dividends per share to fully diluted earnings per share.

# 23

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information Dollars in thousands, except per share amounts Share and per share amounts have been restated for the September 2014 2% stock dividend

Quarter Ended	12/31/2014	9/30/2014	6/30/2014	3/31/2014	12/31/2013
Net Income	$6,369	$6,147	$5,524	$5,320	$5,784
Transactions Recorded in Net Income (Net of Tax):
Net Gains (Losses) on Securities Transactions	—	83	(16)	—	—
Net Gains on Sales of Loans	171	129	100	74	114
Share and Per Share Data:
Period End Shares Outstanding	12,622	12,605	12,597	12,597	12,607
Basic Average Shares Outstanding	12,614	12,606	12,595	12,602	12,586
Diluted Average Shares Outstanding	12,655	12,621	12,616	12,613	12,634
Basic Earnings Per Share	$0.50	$0.49	$0.44	$0.42	$0.46
Diluted Earnings Per Share	0.50	0.49	0.44	0.42	0.46
Cash Dividend Per Share	0.25	0.25	0.25	0.25	0.25
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$58,048	$15,041	$22,486	$17,184	$46,853
Investment Securities	664,334	653,702	712,088	755,008	762,768
Loans	1,401,601	1,361,347	1,328,639	1,284,649	1,254,957
Deposits	1,962,698	1,861,115	1,900,399	1,887,589	1,904,922
Other Borrowed Funds	56,185	67,291	60,900	68,375	62,038
Shareholders’ Equity	202,603	199,518	196,478	194,127	184,506
Total Assets	2,247,576	2,154,307	2,183,611	2,176,038	2,176,264
Return on Average Assets	1.12%	1.13%	1.01%	0.99%	1.05%
Return on Average Equity	12.47%	12.22%	11.28%	11.11%	12.44%
Return on Tangible Equity [1]	14.28%	14.04%	12.99%	12.84%	14.50%
Average Earning Assets	$2,123,983	$2,030,090	$2,063,213	$2,056,841	$2,064,578
Average Interest-Bearing Liabilities	1,716,699	1,626,327	1,680,149	1,678,080	1,686,993
Interest Income, Tax-Equivalent	18,213	17,834	17,837	17,439	17,633
Interest Expense	1,219	1,399	1,555	1,594	1,713
Net Interest Income, Tax-Equivalent	16,994	16,435	16,282	15,845	15,920
Tax-Equivalent Adjustment	1,073	1,074	1,142	1,173	1,174
Net Interest Margin [1]	3.17%	3.21%	3.17%	3.12%	3.06%
Efficiency Ratio Calculation [1]:
Noninterest Expense	$13,299	$13,526	$13,737	$13,466	$13,385
Less: Intangible Asset Amortization	(94)	(94)	(94)	(106)	(108)
Net Noninterest Expense	$13,205	$13,432	$13,643	$13,360	$13,277
Net Interest Income, Tax-Equivalent [1]	$16,994	$16,435	$16,282	$15,845	$15,920
Noninterest Income	7,060	7,351	7,019	6,886	6,877
Less: Net Securities Gains	—	(137)	27	—	—
Net Gross Income, Adjusted	$24,054	$23,649	$23,328	$22,731	$22,797
Efficiency Ratio [1]	54.90%	56.80%	58.48%	58.77%	58.24%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$200,926	$200,089	$197,616	$194,491	$192,154
Book Value per Share	15.92	15.87	15.69	15.44	15.24
Intangible Assets	25,628	25,747	25,868	25,999	26,143
Tangible Book Value per Share [1]	13.89	13.83	13.63	13.38	13.17
Capital Ratios:
Tier 1 Leverage Ratio	9.44%	9.68%	9.39%	9.30%	9.19%
Tier 1 Risk-Based Capital Ratio	14.47%	14.41%	14.49%	14.55%	14.70%
Total Risk-Based Capital Ratio	15.54%	15.48%	15.57%	15.62%	15.77%
Assets Under Trust Administration and Investment Management	$1,227,179	$1,199,930	$1,214,841	$1,182,661	$1,174,891
1 See "Use of Non-GAAP Financial Measures" on page 4.

# 24

Selected Twelve-Month Information Dollars in thousands, except per share amounts Share and per share amounts have been restated for the September 2014 2% stock dividend

	2014	2013	2012
Net Income	$23,360	$21,795	$22,179
Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	$67	$326	$522
Net Gains on Sales of Loans	476	882	1,378
Period End Shares Outstanding	12,622	12,607	12,510
Basic Average Shares Outstanding	12,604	12,542	12,492
Diluted Average Shares Outstanding	12,633	12,573	12,502
Basic Earnings Per Share	$1.85	$1.74	$1.78
Diluted Earnings Per Share	1.85	1.73	1.77
Cash Dividends Per Share	0.99	0.97	0.95
Average Assets	$2,190,480	$2,102,788	$1,997,721
Average Equity	198,208	179,990	172,175
Return on Average Assets	1.07%	1.04%	1.11%
Return on Average Equity	11.79	12.11	12.88
Average Earning Assets	$2,068,611	$1,988,884	$1,881,279
Average Interest-Bearing Liabilities	1,675,285	1,633,605	1,558,864
Interest Income, Tax-Equivalent [1]	71,323	68,713	73,273
Interest Expense	5,767	7,922	11,957
Net Interest Income, Tax-Equivalent [1]	65,556	60,791	61,316
Tax-Equivalent Adjustment	4,462	4,575	3,894
Net Interest Margin [1]	3.17%	3.06%	3.26%
Efficiency Ratio Calculation [1]
Noninterest Expense	$54,028	$53,203	$51,836
Less: Intangible Asset Amortization	(387)	(452)	(518)
Net Noninterest Expense	$53,641	$52,751	$51,318
Net Interest Income, Tax-Equivalent [1]	$65,556	$60,791	$61,316
Noninterest Income	28,316	28,061	27,099
Less: Net Securities Gains	(110)	(540)	(865)
Net Gross Income, Adjusted	$93,762	$88,312	$87,550
Efficiency Ratio [1]	57.21%	59.73%	58.62%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.57%	9.24%	9.28%
Total Stockholders’ Equity (i.e. Book Value)	$200,926	$192,154	$175,825
Book Value per Share	15.92	15.24	14.06
Intangible Assets	25,628	26,143	26,495
Tangible Book Value per Share [1]	13.89	13.17	11.94
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans	0.05%	0.09%	0.05%
Provision for Loan Losses as a Percentage of Average Loans	0.14%	0.02%	0.07%
Allowance for Loan Losses as a Percentage of Period-End Loans	1.10%	1.14%	1.30%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	200.41%	185.71%	190.37%
Nonperforming Loans as a Percentage of Period-End Loans	0.55%	0.61%	0.69%
Nonperforming Assets as a Percentage of Total Assets	0.37%	0.37%	0.45%
1 See "Use of Non-GAAP Financial Measures" on page 4.

# 25

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

Allowance for loan losses: The allowance for loan losses represents management’s estimate of probable losses inherent in the Company’s loan portfolio. Our process for determining the allowance for loan losses is discussed in Note 2 - Summary of Significant Accounting Policies and Note 5 - Loans to the Consolidated Financial Statements. We evaluate our allowance at the portfolio segment level and our portfolio segments are commercial, commercial construction, commercial real estate, automobile, residential real estate and other consumer loans. Due to the variability in the drivers of the assumptions used in this process, estimates of the portfolio’s inherent risks and overall collectability change with changes in the economy, individual industries, and borrowers’ ability and willingness to repay their obligations. The degree to which any particular assumption affects the allowance for loan losses depends on the severity of the change and its relationship to the other assumptions. Key judgments used in determining the allowance for loan losses for individual commercial loans include credit quality indicators, collateral values and estimated cash flows for impaired loans. For pools of loans we consider our historical net loss experience, and as necessary, adjustments to address current events and conditions, considerations regarding economic uncertainty, and overall credit conditions. The historical loss factors incorporate a rolling twelve quarter look-back period for each loan segment in order to reduce the volatility associated with improperly weighting short-term fluctuations. The process of determining the level of the allowance for loan losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions. Any downward trend in the economy, regional or national, may require us to increase the allowance for loan losses resulting in a negative impact on our results of operations and financial condition.

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

# 26

The following discussion and analysis focuses on and reviews our results of operations for each of the years in the three-year period ended December 31, 2014 and our financial condition as of December 31, 2014 and 2013.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the consolidated financial statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

A. OVERVIEW
Summary of 2014 Financial Results

We reported net income for 2014 of $23.4 million, an increase of $1.57 million or 7.1% over the 2013 total. Diluted earnings per share ("EPS") for 2014 was $1.85, an increase of 12 cents, or 6.9% from our 2013 EPS. Return on average equity ("ROE") for the 2014 year continued to be strong at 11.79%, although down from the ROE of 12.11% for the 2013 year. Return on average assets ("ROA") for 2014 also continued to be strong at 1.07%, up from a ROA of 1.04% for 2013. The increase in ROA was due to the fact that the growth in earnings out-paced the growth in average assets, while the decrease in ROE reflected the fact that average equity grew faster than net income.
The driving factor behind our increase in net income was a significant increase year-over-year in our net interest income. On a tax-equivalent basis, our net interest income for 2014 was $65.6 million, an increase of $4.8 million or 7.8% over the $60.8 million total for 2013. This increase in net interest income was primarily attributable to the significant amount of loan growth we experienced during the year. Our noninterest income increased in 2014 by $255 thousand, or 0.9%, while our noninterest expense increased by $825 thousand, or 1.6%. Another key factor in 2014, which served to moderate the increase in net income and net interest income, was a $1.6 million increase in the provision for loan losses.
Total assets were $2.217 billion at December 31, 2014, which represented an increase of $53.7 million, or 2.5%, above the $2.164 billion level at December 31, 2013.
Stockholders' equity was $200.9 million at December 31, 2014, an increase of $8.8 million or 4.6%, from the year earlier level. The components of the change in stockholders' equity since year-end 2013 are presented in the Consolidated Statement of Changes in Stockholders' Equity on page 61, and are discussed in more detail in the last section of this Overview on page 29 entitled, “Increase in Stockholder Equity.”

Regulatory capital: As of December 31, 2014, we continued to exceed all regulatory minimum capital requirements at both the holding company and bank levels, by a substantial amount. As of January 1, 2015, however, the previously effective bank regulatory capital requirements and guidelines were superseded by new bank regulatory capital standards adopted by federal bank regulators pursuant to the Dodd-Frank Act. These new regulatory standards generally require financial institutions to meet higher minimum capital levels, measured in new ways, although the standards are being phased in over a 5-year time period. Even under these new enhanced standards, we have concluded that our holding company and our subsidiary banks currently meet all the minimum capital requirements applicable to them by substantial amounts. See "Regulatory Capital Standards" on pages 8-10.

Economic recession and loan quality: During the early stages of the economic crisis in late 2008 and early 2009, our market area of Northeastern New York was relatively sheltered from the widespread collapse in real estate values and general surge in unemployment. This may have been due, in part, to the fact that our market area had been less affected by the preceding real estate "bubble" than other areas of the U.S. As the recession became stronger and deeper through late 2009, even Northeastern New York felt the impact of the worsening national economy reflected in a slow-down in regional real estate sales and increasing unemployment rates. From year-end 2009 and through most of 2010, we experienced a modest decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to be stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets. Moreover, by year-end 2010, our loan quality began to stabilize, and we experienced continuing slow strengthening in asset quality generally in ensuing years. During 2013 and 2014, economic activity in our market area reflected many positive trends as unemployment declined overall within New York State (NYS), as well as in the region where the Company operates. Along with lower unemployment, the housing market continues to strengthen. In 2014, pending sales were up, closed sales increased, median sales prices rose and days on the market declined, all indicating improvement in the residential real estate market in NYS. Our nonperforming loans were $7.8 million at December 31, 2014, essentially unchanged from year-end 2013, despite substantial portfolio growth. The ratio of nonperforming loans to period-end loans at December 31, 2014 was .55%, a decrease from .61% at December 31, 2013. By way of comparison, this ratio for our peer group was 1.03% at December 31, 2014, which was a significant improvement for the peer group from its ratio of 3.60% at year-end 2010, and is now below the group's ratio of 1.09% at December 31, 2007 (i.e., before the financial crisis). Loans charged-off (net of recoveries) against our allowance for loan losses was $712 thousand for 2014, down from $1,064 thousand for 2013. Our ratio of net charge-offs to average loans was a low .05% for 2014, compared to our peer group ratio of .15% for the period ended December 31, 2014. At December 31, 2014, our allowance for loan losses was $15.6 million, representing 1.10% of total loans, a decrease of 4 basis points from the December 31, 2013 ratio.
Since the onset of the financial crisis in 2008, we have not during any year experienced significant deterioration in any of our three major loan portfolio segments:

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

# 27

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

◦
Automobile Loans (Primarily Through Indirect Lending): These loans comprise approximately 30% of our loan portfolio. Throughout the past three years we did not experience any significant change in our level of charge-offs on these loans, however our delinquency rate for automobile loans at December 31, 2014, is up over 2013, primarily due to a modest shift in the portfolio to loans with lower credit scores.

Recent Legislative Developments:

(i) Dodd-Frank Act: As a result of the 2008-2009 financial crisis, the U.S. Congress passed and the President signed the Dodd-Frank Act on July 21, 2010 ("Dodd-Frank"). While many of Dodd-Frank's provisions have not had and likely will not have any direct impact on Arrow, other provisions have impacted or likely will impact our business operations and financial results in a significant way. These include the establishment of a new regulatory body known as the Bureau of Consumer Financial Protection. (See the discussion on page 11 under "The Dodd-Frank Act" regarding the likely impact on Arrow of the Bureau of Consumer Financial Protection.) Dodd-Frank also directed the federal banking authorities to issue new capital requirements for banks and holding companies that are at least as strict as the pre-existing capital requirements; the banking authorities have done so and those capital requirements are now effective for our Company (as of January 1, 2015). See the discussion under "Regulatory Capital Standards" on pages 8-10 of this Report. Dodd-Frank also provided that any new issuances of trust preferred securities ("TRUPs") by bank holding companies having between $500 million and $15 billion in assets (such as Arrow) would no longer qualify as Tier 1 capital. Under Dodd-Frank, outstanding TRUPs issued by bank holding companies such as Arrow on or before the Dodd-Frank grandfathering date (May 19, 2010), will continue to qualify as Tier 1 capital until maturity or redemption, subject to certain limitations. Nevertheless, TRUPs, which prior to Dodd-Frank were an important financing tool for community banks such as ours, are no longer available to us as a source of new capital. See the discussion on p. 9 under "The Dodd-Frank Act" regarding the various provisions of Dodd-Frank that have had, or are likely to have, particular significance to Arrow and its banks.

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

Liquidity and access to credit markets: We did not experience any liquidity problems or special concerns during 2014, nor during the prior two years. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed (see our general liquidity discussion on page 49). In general, we principally rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (our main liability-based sources are overnight borrowing arrangements with our correspondent banks, an arrangement for term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). We regularly perform a liquidity stress test and periodically test our contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.
FDIC Shift From Deposit-Based to Asset-Based Insurance Premiums; Reduction in Premiums: The Dodd-Frank Act changed the basis on which insured banks would be assessed deposit insurance premiums, which has had a beneficial effect on the rates we pay and our overall premiums. Beginning with the second quarter of 2011, the calculation of regular FDIC insurance premiums for insured institutions changed so as to be based thereafter on total assets (with certain adjustments) rather than deposits. This had the effect of imposing FDIC insurance fees not only on deposits but on other sources of funding that banks typically use to support their assets, including short-term borrowings and repurchase agreements. Because our banks, like most community banks, have a much higher ratio of deposits to total assets than the large banks maintain, the new lower rate, even applied to a larger base (assets versus deposits), has resulted in a significant decrease in our FDIC premiums.

Visa Class B Common Stock: In July 2012, Visa and MasterCard entered into a Memorandum of Understanding ("MOU") with a class of plaintiffs to settle certain additional antitrust claims against the two companies involving merchant discounts. In December 2013, a federal judge gave final approval to the class settlement agreement in the multi-district interchange litigation against Visa and Mastercard.  The total cash settlement payment was set at approximately $6.05 billion, of which Visa’s share represented approximately $4.4 billion. Visa has paid its portion of this settlement from the litigation escrow account pursuant to Visa’s Retrospective Responsibility Plan, which was developed as part of the restructuring process to address potential liability in certain Visa litigation, including this interchange class action. However, there continues to be restrictions remaining on Visa Class B shares held by us. We, like other former Visa member banks, bear some indirect contingent liability for Visa's future liability on such claims to the extent that Visa's liability might exceed the remaining escrow amount. In light of the current state of covered litigation at Visa, which is winding down, as well as the substantial remaining dollar amounts in Visa's escrow fund, we determined in the second quarter 2012 to reverse the entire amount of our 2008 VISA litigation-related accrual, which was $294 thousand pre-

# 28

tax. This reversal reduced our other operating expenses for the year ending December 31, 2012. We believed then, and continue to believe, that the balance that Visa maintains in its escrow fund is substantially sufficient to satisfy Visa's remaining direct liability to such claims without further resort to the contingent liability of the former Visa member banks. At December 31, 2014, the Company held 27,771 shares of Visa Class B common stock for which we continue not to recognize any economic value for these shares.

Increase in Stockholders' Equity: At December 31, 2014, our tangible book value per share (calculated based on stockholders' equity reduced by intangible assets including goodwill and other intangible assets) amounted to $13.89, an increase of $0.72, or 5.5%, from December 31, 2013. Our total stockholders' equity at December 31, 2014 increased 4.6% over the year-earlier level, and our total book value per share increased by 4.5% over the year earlier level. This increase principally reflected the following factors: (i) $23.4 million net income for the period, and (ii) $2.1 million of equity received from our various stock-based compensation plans, offset in part by (iii) cash dividends of $12.4 million; (iv) a $2.8 million decrease in other comprehensive income; and (v) repurchases of our own common stock of $2.5 million. As of December 31, 2014, our closing stock price was $27.49, resulting in a trading multiple of 1.98 to our tangible book value. The Board of Directors declared and the Company paid a cash dividend of $.245 per share for each of the first three quarters of 2014, as adjusted for a 2% stock dividend distributed September 29, 2014, a cash dividend of $.25 per share for the fourth quarter of 2014 and has declared a $.25 per share cash dividend for the first quarter of 2015.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on our results of operations for 2014 and the prior two years.

I. NET INTEREST INCOME (Tax-equivalent Basis)
Net interest income represents the difference between interest, dividends and fees earned on loans, securities and other earning assets and interest paid on deposits and other sources of funds.  Changes in net interest income result from changes in the level and mix of earning assets and sources of funds (volume) and changes in the yields earned and interest rates paid (rate).  Net interest margin is the ratio of net interest income to average earning assets.  Net interest income may also be described as the product of average earning assets and the net interest margin.  As described in the section entitled “Use of Non-GAAP Financial Measures” on page 4 of this Report, for purposes of our presentation of Selected Financial Information in this Report, including in this Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," we calculate net interest income on a tax-equivalent basis using a marginal tax rate of 35%.

CHANGE IN NET INTEREST INCOME
(Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				2013 to 2014		2012 to 2013
	2014	2013	2012	Amount	%	Amount	%
Interest and Dividend Income	$71,323	$68,713	$73,273	$2,610	3.8%	$(4,560)	(6.2)%
Interest Expense	5,767	7,922	11,957	(2,155)	(27.2)	(4,035)	(33.7)
Net Interest Income	$65,556	$60,791	$61,316	$4,765	7.8	$(525)	(0.9)

On a tax-equivalent basis, net interest income was $65.6 million in 2014, an increase of $4.8 million, or 7.8%, from $60.8 million in 2013.  This compared to an decrease of $525 thousand, or .9%, from 2012 to 2013.  Factors contributing to the year-to-year changes in net interest income over the three-year period are discussed in the following portions of this Section B.I.

# 29

In the following table, net interest income components are presented on a tax-equivalent basis.  Changes between periods are attributed to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities.  Changes attributable to both volume and rate have been allocated proportionately between the categories.

	2014 Compared to 2013 Change in Net Interest Income Due to:			2013 Compared to 2012 Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Interest-Bearing Bank Balances	$(11)	$2	$(9)	$(21)	$2	$(19)
Investment Securities:
Fully Taxable	(400)	1,450	1,050	(610)	(1,756)	(2,366)
Exempt from Federal Taxes	(927)	552	(375)	2,968	(1,937)	1,031
Loans	5,540	(3,596)	1,944	2,842	(6,048)	(3,206)
Total Interest and Dividend Income	4,202	(1,592)	2,610	5,179	(9,739)	(4,560)
Interest Expense:
Deposits:
NOW Accounts	183	(922)	(739)	323	(1,426)	(1,103)
Savings Deposits	62	(247)	(185)	142	(405)	(263)
Time Deposits of $100,000 or More	(200)	(228)	(428)	(351)	(458)	(809)
Other Time Deposits	(215)	(393)	(608)	(513)	(1,255)	(1,768)
Total Deposits	(170)	(1,790)	(1,960)	(399)	(3,544)	(3,943)
Short-Term Borrowings	(10)	(11)	(21)	20	25	45
Long-Term Debt	(314)	140	(174)	(141)	4	(137)
Total Interest Expense	(494)	(1,661)	(2,155)	(520)	(3,515)	(4,035)
Net Interest Income	$4,696	$69	$4,765	$5,699	$(6,224)	$(525)

# 30

The following table reflects the components of our net interest income, setting forth, for years ended December 31, 2014, 2013 and 2012 (i) average balances of assets, liabilities and stockholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets.  Interest income, net interest income and interest rate information is presented on a tax-equivalent basis, using a marginal tax rate of 35% (see the discussion under "Use of Non-GAAP Financial Measures" on page 4 of this Report).  The yield on securities available-for-sale is based on the amortized cost of the securities.  Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Tax-equivalent basis using a marginal tax rate of 35%)
(Dollars in Thousands)

Years Ended:	2014			2013			2012
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$28,266	$80	0.28%	$32,148	$89	0.28%	$39,783	$108	0.27%
Investment Securities:
Fully Taxable	408,989	7,970	1.95%	432,947	6,920	1.60%	465,105	9,286	2.00%
Exempt from Federal Taxes	286,929	9,730	3.39%	314,835	10,105	3.21%	229,105	9,074	3.96%
Loans	1,344,427	53,543	3.98%	1,208,954	51,599	4.27%	1,147,286	54,805	4.78%
Total Earning Assets	2,068,611	71,323	3.45%	1,988,884	68,713	3.45%	1,881,279	73,273	3.89%
Allowance for Loan Losses	(14,801)			(14,778)			(15,170)
Cash and Due From Banks	30,383			30,985			30,936
Other Assets	106,287			97,697			100,676
Total Assets	$2,190,480			$2,102,788			$1,997,721
Deposits:
NOW Accounts	$861,457	1,722	0.20%	$798,230	2,461	0.31%	$726,660	3,564	0.49%
Savings Deposits	521,595	839	0.16%	490,558	1,024	0.21%	437,095	1,287	0.29%
Time Deposits of $100,000 Or More	70,475	770	1.09%	86,457	1,198	1.39%	107,665	2,007	1.86%
Other Time Deposits	158,592	1,354	0.85%	179,997	1,962	1.09%	212,918	3,730	1.75%
Total Interest- Bearing Deposits	1,612,119	4,685	0.29%	1,555,242	6,645	0.43%	1,484,338	10,588	0.71%
Short-Term Borrowings	29,166	67	0.23%	33,404	88	0.26%	24,225	43	0.18%
FHLBNY Term Advances and Other Long-Term Debt	34,000	1,015	2.99%	44,959	1,189	2.64%	50,301	1,326	2.64%
Total Interest- Bearing Liabilities	1,675,285	5,767	0.34%	1,633,605	7,922	0.48%	1,558,864	11,957	0.77%
Demand Deposits	290,922			264,959			240,872
Other Liabilities	26,065			24,234			25,810
Total Liabilities	1,992,272			1,922,798			1,825,546
Stockholders’ Equity	198,208			179,990			172,175
Total Liabilities and Stockholders’ Equity	$2,190,480			$2,102,788			$1,997,721
Net Interest Income (Tax-equivalent Basis)		65,556			60,791			61,316
Reversal of Tax Equivalent Adjustment		(4,462)	0.22%		(4,575)	0.23%		(3,894)	0.21%
Net Interest Income		$61,094			$56,216			$57,422
Net Interest Spread			3.11%			2.97%			3.12%
Net Interest Margin			3.17%			3.06%			3.26%

# 31

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS (Tax-equivalent basis)	December 31,
	2014	2013	2012
Yield on Earning Assets	3.45%	3.45%	3.89%
Cost of Interest-Bearing Liabilities	0.34	0.48	0.77
Net Interest Spread	3.11%	2.97%	3.12%
Net Interest Margin	3.17%	3.06%	3.26%

Our increase in net interest income (on a tax-equivalent basis) from 2013 to 2014 was $4.8 million, or 7.8%. In 2014, we experienced a significant increase in net interest income from 2013, following three successive years of declining net interest income. The increase was primarily due to an increase in our average earning assets, aided somewhat by an increase in our net interest margin. This marked a reversal from the prior three year period, beginning in 2011 and extending through 2013, during which both our net interest income and our net interest margin continued to decline, as the yield on our earning assets decreased faster than our average cost of interest bearing liabilities decreased. This 2011-2013 downturn followed a four year period, 2007 through 2010, during which we experienced annual increases in net interest income, even though prevailing rates were generally declining, and even though in two of the three years, our yield on earning assets was decreasing faster than the average rate paid by us on our deposits.
As mentioned above, during 2014, our net interest margin increased modestly, by 11 basis points, as our average yield on earning assets held steady while our average cost of deposits decreased by 14 basis points (primarily due to a decrease in rates paid on municipal deposits). We can give no assurances, however, that this reversal of trend will continue, as the Fed continues to send mixed signals about when and to what extent it will act to increase prevailing rates and how any rate rises will be targeted across the spectrum of maturities, including both short-term and long-term.
Generally, the following items have a major impact on changes in net interest income due to rate:  general interest rate changes, changes in the yield curve, the ratio of our rate sensitive assets to rate sensitive liabilities ("interest rate sensitivity gap") during periods of interest rate changes, and changes in the level of nonperforming loans.

Impact of Interest Rate Changes

Changes in the Yield Curve in Recent Years. An important aspect in recent years with regard to the effect of prevailing interest rates on our profitability has been the changing shape in the yield curve. A positive (upward-sloping) yield curve, where long-term rates significantly exceed short term rates, is both a more common occurrence and generally a better situation for banks, including ours, than a flat or less upwardly-sloping yield curve. We, like many banks, typically fund longer-duration assets with shorter-maturity liabilities, and the flattening of the yield curve directly diminishes the benefit of this strategy.
As the financial crisis deepened in the 2008-2010 period, long-term rates decreased roughly in parity with the continuing decreases in short-term rates. By 2013, both short- and long-term rates approached historically low levels, a goal explicitly sought by the Federal Reserve. From mid-2011 to mid-2013, long-term rate decreases generally exceeded short-term rate decreases and the yield curve flattened somewhat. In the third quarter of 2011 and the second quarter of 2012, the Federal Reserve undertook new measures specifically designed to reduce longer-term rates as compared to short-term rates, in an attempt to stimulate the housing market and the economy generally. Thirty-year mortgage rates fell to levels not seen in many years, if ever. The yield curve did surge upward, significantly if briefly, early in the second half of 2013, following the announcement by the Fed of its plan to begin to reduce its quantitative easing program (i.e., market purchases by the Fed of treasury bonds and mortgage-backed securities), but when long-term rates plateaued in late 2013 and generally moved back downward in 2014, and the yield curve flattened once again.

Continuing Pressure on Credit Quality. All lending institutions, even those like us who have continued to maintain a comparatively strong asset portfolio during and after the financial crisis, continue to experience some pressure on credit quality. This may worsen if the national or regional economies continue to be weak or suffer a new downturn. Any credit or asset quality erosion will negatively impact net interest income, and will reduce or possibly outweigh the benefit we may experience from the combination of low prevailing interest rates generally and a modestly upward-sloping yield curve. Thus, no assurances can be given on our ability to maintain or increase our net interest margin or our net interest income in upcoming periods, particularly as residential mortgage related borrowings continue to encounter persistent headwinds, particularly borrower creditworthiness, and the redeployment of funds from maturing loans and assets into similarly high yielding asset categories has become progressively more difficult. The modest up-tick in loan demand the U.S. economy generally experienced during 2013 and 2014 may yet prove transitory, in light of continuing economic and financial woes across the rest of the developed world and fiscal pressures in the U.S.

Recent Pressure on Our Net Interest Margin. Even though in 2014, for the first time in several years, we experienced an increase in our net interest margin, our margin continues to be under pressure. During the last five quarters, our net interest margin ranged from 3.06% to 3.21%. Moreover, even if new assets do not continue to price downward, our average yield on assets may continue to decline in future periods as our existing, higher-rate assets continue to mature and pay off at a faster pace than newly originated, lower-rate loans and purchased investment securities. As a result, we may continue to experience additional margin compression in upcoming periods. That is, our average yield on assets in upcoming periods may decline at a faster rate, or if market rates generally increase, increase at a slower rate, than our average cost of deposits. In this light, no assurances can be

# 32

given that our net interest income will continue to grow in 2015 and subsequent periods, even if asset growth continues or increases, or that net earnings will continue to grow.

Potential Inflation; Effect on Interest Rates and Margins. In September of 2012, the Fed announced that it would resume quantitative easing, by embarking on a program of purchasing up to $40 billion of mortgage-backed securities on a monthly basis in the market until the economy regained suitable momentum, while at the same time monitoring inflation in the economy, with a view toward taking appropriate corrective measures if inflation increased beyond acceptable levels. As the U.S. economy continued to demonstrate weakness in the second half of 2012, the Fed increased the level of its fixed monthly purchases of debt securities to $85 billion, approximately half treasury bonds and the rest in mortgage-backed securities. In early 2013, the U.S. economy began to show signs of strengthening and in May 2013, the Fed announced it would begin to reduce its quantitative easing program, by "tapering" back its monthly market purchases of debt securities until the quantitative easing program presumably would expire altogether. The reductions began in fall of 2013, and continued through October 2014, at which time, as expected, this most recent Fed QE program ended. However, as the Fed's existing substantial portfolio matures, it continues to replace redemption outflows with new securities purchases. Despite the Fed's money creation efforts, inflation in the U.S. continues at a very low level. The prospect of significant inflation is, for most in the financial world, at worst, a medium- or long-term worry, not a near-term concern.
On balance, management does not anticipate a substantial increase in prevailing interest rates or in the U.S. inflation rate in the short- or long-term. If modest interest rate increases should occur, there is some expectation that the impact on our margins, as well as on our net interest income and earnings, may be somewhat negative in the short run but possibly positive in the long run.

A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this report under Item 7.A., "Quantitative and Qualitative Disclosures About Market Risk".

# 33

CHANGES IN NET INTEREST INCOME DUE TO VOLUME
AVERAGE BALANCES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2013 to 2014		2012 to 2013
	2014	2013	2012	Amount	%	Amount	%
Earning Assets	$2,068,611	$1,988,884	$1,881,279	$79,727	4.0%	$107,605	5.7%
Interest-Bearing Liabilities	1,675,285	1,633,605	1,558,864	41,680	2.6	74,741	4.8
Demand Deposits	290,922	264,959	240,872	25,963	9.8	24,087	10.0
Total Assets	2,190,480	2,102,788	1,997,721	87,692	4.2	105,067	5.3
Earning Assets to Total Assets	94.44%	94.58%	94.17%

2014 Compared to 2013:
In general, an increase in average earning assets has a positive impact on net interest income, especially if average earning assets increase more rapidly than average paying liabilities.  For 2014, average earning assets increased $79.7 million or 4.0% over 2013, while average interest-bearing liabilities increased $41.7 million or 2.6%.  The positive impact of a growth in net earning assets was the primary factor in a $4.8 million increase in net interest income (on a tax-equivalent basis).
Another factor in the increase in our net interest income in 2014 was a positive change in the mix of our earning assets. The $79.7 million increase in average earning assets from 2013 to 2014 was accompanied by an even greater shift in the mix of earning assets, as the average balance of our securities portfolio decreased. The decrease, however, was more than offset by a substantial increase in the average balance of total loans from 2013 to 2014.  Within the loan portfolio, our three principal segments are residential real estate loans, automobile loans (primarily through our indirect lending program) and commercial loans. We sold a portion of our residential real estate loan originations into the secondary market in 2014, but this represented a significantly smaller percentage of our originations than in either of the prior two years. Additionally, we originated a much higher volume of residential mortgages in 2014 than in the prior two years. As a result, we experienced a significant increase in the average balance of this segment of the portfolio in 2014. The average balance of our automobile loan portfolio also increased in 2014, reflecting continuing strong demand for new vehicles and our determination to remain competitive on our pricing of these loans with respect to other commercial banks (although we remained at a disadvantage compared to the subsidized, below-market loan rates offered by the financing affiliates of the automobile manufacturers). Our commercial and commercial real estate loan portfolio also experienced growth during 2014.
The $41.7 million increase in average interest-bearing liabilities was nearly all attributable to an increase in deposits from our existing branch network.

2013 Compared to 2012:
For 2013, average earning assets increased by $107.6 million or 5.7% over 2012, while average interest-bearing liabilities increased by $74.7 million or 4.8%.  Despite the positive impact of a growth in net earning assets, we experienced a $525 thousand decrease in net interest income, due to the negative impact of a 20 basis point decrease in our net interest margin (from 3.26% to 3.06%) between the two years.
The $107.6 million increase in average earning assets from 2012 to 2013 reflected an increase in both the average balance of our securities portfolio and the average balance of total loans in 2013.  Even though we sold a significant portion of our residential real estate loan originations into the secondary market in 2013, we still experienced an increase in the average balance of that portfolio from 2013 as originations increased. The average balance of our automobile loan portfolio increased in 2013 reflecting a significant upsurge in demand for new vehicles and our maintaining competitive pricing of these loans, at least with respect to other commercial banks. Our commercial and commercial real estate loan portfolio also experienced growth during 2013. A significant portion of the growth in our earning assets in 2013 was in our lower yielding investment portfolio (versus the higher yields in our loan portfolio). This diminished to a degree the overall positive impact of our growth in total earning assets during the year, which was 5.7% as compared to 2.3% in 2012.
The $74.7 million increase in average interest-bearing liabilities was nearly all attributable to an increase in deposits from our existing branch network.
Increases in the volume of loans and deposits, as well as yields and costs by type, are discussed later in this Report under Item 7.C. “Financial Condition.”

# 34

II. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

We consider our accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on our results of operations.  We recorded a $1.8 million provision for loan losses for 2014, substantially above the $200 thousand for 2013.  The increase was primarily attributable to the significant growth in loan balances during 2014, and, to a much lesser extent, changes in the qualitative factors used to calculate the adequacy of the allowance, as discussed in our analysis of the method for determining the amount of the loan loss provision as explained in detail in Notes 2 and 5 to the audited financial statements.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES
(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2014	2013	2012	2011	2010
Period-End Loans	$1,413,268	$1,266,472	$1,172,341	$1,131,457	$1,145,508
Average Loans	1,344,427	1,208,954	1,147,286	1,126,065	1,134,718
Period-End Assets	2,217,420	2,163,698	2,022,796	1,962,684	1,908,336
Nonperforming Assets, at Period-End:
Nonaccrual Loans:
Commercial Real Estate	2,071	2,048	2,026	1,503	2,237
Commercial Loans	473	352	1,787	6	94
Residential Real Estate Loans	3,940	3,860	2,400	2,582	916
Consumer Loans	415	219	420	437	814
Total Nonaccrual Loans	6,899	6,479	6,633	4,528	4,061
Loans Past Due 90 or More Days and
Still Accruing Interest	537	652	920	1,662	810
Restructured	333	641	483	1,422	16
Total Nonperforming Loans	7,769	7,772	8,036	7,612	4,887
Repossessed Assets	81	63	64	56	58
Other Real Estate Owned	312	81	970	460	—
Nonaccrual Investments	—	—	—	—	—
Total Nonperforming Assets	$8,162	$7,916	$9,070	$8,128	$4,945
Allowance for Loan Losses:
Balance at Beginning of Period	$14,434	$15,298	$15,003	$14,689	$14,014
Loans Charged-off:
Commercial Loans	(212)	(926)	(90)	(105)	(30)
Real Estate - Commercial	—	(11)	(206)	—	—
Real Estate - Residential	(91)	(15)	(33)	(147)	—
Consumer Loans	(718)	(459)	(453)	(522)	(864)
Total Loans Charged-off	(1,021)	(1,411)	(782)	(774)	(894)
Recoveries of Loans Previously Charged-off:
Commercial Loans	86	88	23	17	5
Real Estate – Commercial	—	—	—	—	—
Real Estate – Residential	—	—	—	—	—
Consumer Loans	223	259	209	226	262
Total Recoveries of Loans Previously Charged-off	309	347	232	243	267
Net Loans Charged-off	(712)	(1,064)	(550)	(531)	(627)
Provision for Loan Losses
Charged to Expense	1,848	200	845	845	1,302
Balance at End of Period	$15,570	$14,434	$15,298	$15,003	$14,689
Asset Quality Ratios:
Net Charged-offs to Average Loans	0.05%	0.09%	0.05%	0.05%	0.06%
Provision for Loan Losses to Average Loans	0.14%	0.02%	0.07%	0.08%	0.11%
Allowance for Loan Losses to Period-end Loans	1.10%	1.14%	1.30%	1.33%	1.28%
Allowance for Loan Losses to Nonperforming Loans	200.41%	185.71%	190.37%	197.10%	300.57%
Nonperforming Loans to Period-end Loans	0.55%	0.61%	0.69%	0.67%	0.43%
Nonperforming Assets to Period-end Assets	0.37%	0.37%	0.45%	0.41%	0.26%
# 35

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	2014	2013	2012	2011	2010
Commercial and Commercial Construction	$2,382	$2,303	$2,945	$2,529	$2,037
Real Estate-Commercial	3,846	3,545	3,050	3,136	3,128
Real Estate-Residential Mortgage	3,369	3,026	3,405	3,414	3,163
Automobile and Other Consumer	5,210	4,478	4,840	4,846	5,088
Unallocated	763	1,082	1,058	1,078	1,273
Total	$15,570	$14,434	$15,298	$15,003	$14,689

The allowance for loan losses increased to $15.6 million at year-end 2014 from $14.4 million at year-end 2013, an increase of 7.9%. However, the loan portfolio increased at an even faster rate during 2014 (the portfolio at year-end 2014 was up by over 11.5% compared to year-end 2013), with the result that the allowance for loan losses as a percentage of period-end total loans declined to 1.10% at year-end 2014 from 1.14% at year-end 2013, a decrease of 3.5%.
A variety of factors were considered in evaluating the adequacy of the allowance for loan losses at December 31, 2014 and the provision for loan losses for the year, including:

Factors leading to an increase in the provision for loan losses:

•	Loan growth in all three major portfolio segments (commercial, automobile and residential real estate)

•	A moderate increase in the volume of adversely classified commercial and commercial real estate loans

•	A slight increase in the historical loss factors for commercial and automobile loans

•	Modest increases in the qualitative factors for automobile loans, related to delinquency trends and collateral values

Factors leading to a decrease in the provision for loan losses:

•	Small decreases in the qualitative factors for commercial and residential real estate loans, related to delinquency trends

•	A decrease in the qualitative factor for commercial loans, related to changes in the nature, volume and terms of the loans

See Note 5 to our audited financial statements for a complete list of all the factors used to calculate the provision for loan losses, including the factors that did not change during the year.
Although we experienced an increase in adversely classified loans (special mention and substandard - see our definition for these classifications in Note 5 to our audited financial statements), most of these loans continued to perform under their contractual terms, as there was no material increase in the volume of nonaccrual loans during 2014.
The volume of impaired loans, for which we calculate a specific allowance on a loan-by-loan basis, was virtually unchanged from 2013.
The unallocated portion of the allowance for loan losses methodology relates to the overall level of imprecision inherent in the estimation of the appropriate level of the allowance for loan losses and is not considered a significant element of the overall methodology. The $0.8 million unallocated portion of the allowance at December 31, 2014 decreased 29.5% from December 31, 2013 amount of $1.1 million.

# 36

III. NONINTEREST INCOME
The majority of our noninterest income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, insurance commissions, net gains on securities transactions and other recurring fee income.

ANALYSIS OF NONINTEREST INCOME
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2013 to 2014		2012 to 2013
	2014	2013	2012	Amount	%	Amount	%
Income from Fiduciary Activities	$7,468	$6,735	$6,290	$733	10.9%	$445	7.1%
Fees for Other Services to Customers	9,261	9,407	8,245	(146)	(1.6)	1,162	14.1
Insurance Commissions	9,455	8,895	8,247	560	6.3	648	7.9
Net Gain on Securities Transactions	110	540	865	(430)	(79.6)	(325)	(37.6)
Net Gain on Sales of Loans	784	1,460	2,282	(676)	(46.3)	(822)	(36.0)
Other Operating Income	1,238	1,024	1,170	214	20.9	(146)	(12.5)
Total Noninterest Income	$28,316	$28,061	$27,099	$255	0.9	$962	3.5

2014 Compared to 2013:  Total noninterest income in the just completed year was $28.3 million, an increase of $0.3 million, or 0.9%, from total noninterest income of $28.1 million for 2013. The total for both the 2014 and 2013 periods included net gains on securities transactions and net gains on the sales of loans, although both of these categories of noninterest income decreased from the prior year. Net gains on the sales of securities decreased in 2014 to $110 thousand from $540 thousand in 2013, a net decrease of $430 thousand or 79.6%, and net gains on the sales of loans decreased in 2014 to $784 thousand, from $1.5 million in 2013, a decrease of $676 thousand or 46.3%. Income from fiduciary activities and insurance commissions both increased significantly from 2013 to 2014, by $733 thousand and $560 thousand, respectively, while fees for other services to customers decreased by $146 thousand, or 1.6%, from 2013.
Assets under trust administration and investment management at December 31, 2014 were $1.227 billion, up from the prior year-end balance of $1.175 billion.  Largely as a result of such increase our income from fiduciary services for 2014 increased by $733 thousand, or 10.9%, above the total for 2013. A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration. Any significant downturn in the U.S. stock markets in future periods would likely have a corresponding negative impact on our income from fiduciary activities.
Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers, income from debit card transactions, and servicing income on sold loans) were $9.3 million for 2014, a decrease of $146 thousand, or 1.6%, from 2013. The principal cause of the decrease was decline in fee income from service charges on deposit accounts, a reduction in overdraft fee income and a decline in revenues related to the sale of mutual funds to our customers by third party providers. This decrease was offset in part by an increase in income from debit card transactions. In 2011, VISA reduced its debit interchange rates to comply with new Debit Regulatory Requirements. In subsequent years, this reduced rate structure has negatively impacted our fee income. However, debit card usage by our customers continues to grow, which has had (and if such growth persists, will continue to have) a positive impact on our debit card fee income that may largely offset or more than offset the negative impact of lower rates. The lower debit transaction interchange rates have not yet had, and may continue not to have, a material adverse impact on our financial condition or results of operations..
Noninterest income from insurance commissions increased by $560 thousand, or 6.3%, between the two periods. We expect that noninterest income from insurance commissions will continue to represent a significant portion of our noninterest income in upcoming periods, both absolutely and as a percentage of our total net income. We may continue in the future to expand our market profile in this line of business, by acquiring additional agencies, if favorable opportunities should arise, but can give no assurances in this regard.
During each of the years from 2010 to 2013, we sold a large portion of our newly originated residential real estate loans into the secondary market (i.e., to "Freddie Mac"). Such sales generated additional noninterest income in the form of net gains on sales of loans. However, our sales as a percentage of our originations decreased significantly in each of the last two years, which contributed to the decline in each of these years in this source of noninterest income. The rate at which we sell mortgage loan originations in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the ready availability of sale thereof into the secondary market.  We are unable to predict what our retention rate of such loans in future periods may be. We generally retain servicing rights for loans originated and sold by us, which also generates additional noninterest income in subsequent periods (fees for other services to customers).  Other operating income includes net gains on the sale of other real estate owned as well as other miscellaneous revenues, which tend to fluctuate from year to year.

2013 Compared to 2012:  Total noninterest income for 2013 was $28.1 million, an increase of $1.0 million, or 3.5%, from total noninterest income of $27.1 million for 2012. The total for both the 2013 and 2012 periods included net gains on securities transactions and net gains on the sales of loans, both of which decreased from 2012 to 2013. Net gains on the sales of securities decreased from $865 thousand to $540 thousand, a net decrease of $325 thousand, and net gains on the sales of loans decreased

# 37

from $2.3 million to $1.5 million, a decrease of $822 thousand. However, all three of our main categories of noninterest income (income from fiduciary activities, fees for other services to customers and insurance commissions) increased from 2012 to 2013.
Assets under trust administration and investment management at December 31, 2013 were $1.175 billion, up from the prior year-end balance of $1.046 billion.  Largely as a result of such increase our income from fiduciary services for 2013 increased by $445 thousand, or 7.1%, above the total for 2012. A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration. Any significant downturn in the U.S. stock markets in future periods would likely have a corresponding although less pronounced negative impact on our income from fiduciary activities, assuming debt markets do not experience a comparable downturn.
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
Noninterest income from insurance commissions increased by $648 thousand, or 7.9%, between the two periods, reflecting internal growth from the agencies acquired by us in prior years.
In each of the years from 2010 to 2013, we sold a large portion of our newly originated residential real estate loans into the secondary market (i.e., to "Freddie Mac"). Such sales generated additional noninterest income in the form of net gains on sales of loans. The portion of originations sold by use in 2013 was smaller than that sold in 2012, resulting in the decrease in this source of noninterest income in 2013. In accordance with our historical practice, we retained servicing rights for the loans originated and sold by us, which generated and continued to generate additional noninterest income (fees for other services to customers).  Other operating income included net gains on the sale of other real estate owned as well as other miscellaneous revenues.

IV. NONINTEREST EXPENSE
Noninterest expense is a means of measuring the delivery cost of services, products and business activities of a company.  The key components of noninterest expense are presented in the following table.

ANALYSIS OF NONINTEREST EXPENSE
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2013 to 2014		2012 to 2013
	2014	2013	2012	Amount	%	Amount	%
Salaries and Employee Benefits	$30,941	$31,182	$31,703	$(241)	(0.8)%	$(521)	(1.6)%
Occupancy Expense of Premises, Net	4,898	4,582	3,970	316	6.9	612	15.4
Furniture and Equipment Expense	4,092	3,703	3,497	389	10.5	206	5.9
FDIC Regular Assessment	1,117	1,080	1,026	37	3.4	54	5.3
Amortization of Intangible Assets	387	452	517	(65)	(14.4)	(65)	(12.6)
Other Operating Expense	12,593	12,204	11,123	389	3.2	1,081	9.7
Total Noninterest Expense	$54,028	$53,203	$51,836	$825	1.6	$1,367	2.6
Efficiency Ratio	57.21%	59.73%	58.62%	(2.52)%	(4.2)	1.11%	1.9

2014 compared to 2013:  Noninterest expense for 2014 amounted to $54.0 million, an increase of $825.0 thousand, or 1.6%, from 2013.  For 2014, our efficiency ratio was 57.21%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better), as we define it, is the ratio of operating noninterest expense (excluding intangible asset amortization and the FHLB prepayment penalty) to net interest income (on a tax-equivalent basis) plus operating noninterest income (excluding net securities gains or losses). See the discussion of the efficiency ratio on page 4 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio as defined by the Federal Reserve Board and reported for banks in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio includes intangible asset amortization in the numerator, and thus tends to result in higher ratios than our definition. Our efficiency ratios in recent periods compared favorably to the ratios of our peer group, even as adjusted to add intangible asset amortization back into the numerator of our ratio (i.e., into our operating noninterest expense). For 2014, our peer group ratio (as calculated by the Fed) was 69.8%, and our ratio (not adjusted) was 57.6%.
Salaries and employee benefits expense, which typically represents from 55-60% of total noninterest expense, decreased by $241 thousand, or .8%, from 2013 to 2014. The net decrease reflects a 13.2% decrease in benefits, primarily due to the positive impact of an increase in the yield on pension plan assets, offset in part by a 4.6% increase in salaries (primarily normal merit increases).
Both building and equipment expenses increased from 2013 to 2014. For buildings, the increase was primarily attributable to increases in real estate taxes and net rental expense, while the increase in equipment expense was primarily attributable to increased data processing costs.

# 38

Other operating expense increased $389.0 thousand, or 3.2% from 2013. This was primarily the result of an increase in outsourced third party providers. This increase primarily reflects the increasing complexity and cost of providing our customers with a wide variety of electronic banking products and services.

2013 compared to 2012:  Noninterest expense for 2013 amounted to $53.2 million, an increase of $1.4 million, or 2.6%, from 2012.  For 2013, our efficiency ratio was 59.73%. For a discussion of what this ratio represents and how it is calculated, see the preceding section, "NONINTEREST EXPENSE--2014 Compared to 2013." Our efficiency ratio in 2013, as in other recent periods, compared favorably to the ratios of our peer group, even taking into account the fact that our peer group ratios are adjusted (under the Fed's formula) to add intangible asset amortization back into the numerator. For 2013, our peer group ratio was 70.5%, and our ratio (not adjusted) was 60.2%.
Salaries and employee benefits expense, which typically represents from 55-60% of total noninterest expense, decreased by $521 thousand, or 1.6%, from 2012 to 2013. Salary expense was virtually the same in 2013 as in 2012. Most of the decrease in employee benefits was attributable to a decrease in pension expense between the two periods.
Both building and equipment expenses increased from 2012 to 2013. In both cases, the increase was primarily attributable to an increase in depreciation expense reflecting the significant investments we made in our facilities and information technology infrastructure in prior years.
Other operating expense increased $1.1 million, or 9.7% from 2012 to 2013. This was primarily the result of an increase of $1.3 million in our costs for outsourced third party providers offset, in part, by a $319 thousand decrease in telecommunications expense. These two trends, increases in our costs for outsourced third party providers and decreases in telecommunications expense, reflect the expanding scope and complexity of electronic services banks now provide apart from our core banking applications and the benefit from competitive pricing as more vendors enter into the marketplace.

V. INCOME TAXES
The following table sets forth our provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2013 to 2014		2012 to 2013
	2014	2013	2012	Amount	%	Amount	%
Provision for Income Taxes	$10,174	$9,079	$9,661	$1,095	12.1%	$(582)	(6.0)%
Effective Tax Rate	30.3%	29.4%	30.3%	0.9%	3.1	(0.9)%	(3.0)

The provisions for federal and state income taxes amounted to $10.2 million for 2014 and $9.7 million for both 2013 and 2012. The effective income tax rates for 2014, 2013 and 2012 were 30.3%, 29.4% and 30.3%, respectively. The changes reflect fluctuations in the ratio of tax-equivalent income to pre-tax income.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO
Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities are acquired and thereafter held.  Securities held-to-maturity are debt securities that we have both the positive intent and ability to hold to maturity; such securities are stated at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.  During 2014, 2013 and 2012, we held no trading securities.  Set forth below is certain information about our securities available-for-sale portfolio and securities held-to-maturity portfolio.

# 39

Securities Available-for-Sale:
The following table sets forth the carrying value of our securities available-for-sale portfolio at year-end 2014, 2013 and 2012.

SECURITIES AVAILABLE-FOR-SALE
(In Thousands)

	December 31,
	2014	2013	2012
U.S. Agency Obligations	$137,603	$136,475	$122,457
State and Municipal Obligations	81,730	127,389	84,838
Mortgage-Backed Securities - Residential	128,827	175,778	261,804
Corporate and Other Debt Securities	16,725	16,798	8,451
Mutual Funds and Equity Securities	1,254	1,166	1,148
Total	$366,139	$457,606	$478,698

In all periods, Mortgage-Backed Securities-Residential consisted solely of mortgage pass-through securities and Collateralized Mortgage Obligations ("CMOs") issued or guaranteed by U.S. federal agencies.  Mortgage pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. CMOs are interests in bundles of mortgage-backed securities, the repayments on which have been separated into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase only pass-through securities and CMOs that are issued or guaranteed by U.S. federal agencies, and the tranches of CMOs that we purchase generally are those having shorter maturities.  Included in our Corporate and Other Debt Securities for each of the periods are corporate bonds that were highly rated at the time of purchase, although in some cases the securities had been downgraded before the reporting date, but were still investment grade.

The following table sets forth the maturities of the debt securities in our available-for-sale portfolio as of December 31, 2014.  CMOs and other mortgage-backed securities are included in the table based on their expected average lives.

MATURITIES OF DEBT SECURITIES AVAILABLE-FOR-SALE
(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Agency Obligations	—	137,603	—	—	137,603
State and Municipal Obligations	28,329	51,476	1,285	640	81,730
Mortgage-Backed Securities - Residential	2,888	103,786	22,153	—	128,827
Corporate and Other Debt Securities	2,307	13,618	—	800	16,725
Total	33,524	306,483	23,438	1,440	364,885

The following table sets forth the tax-equivalent yields of the debt securities in our available-for-sale portfolio at December 31, 2014.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Agency Obligations	—%	1.12%	—%	—%	1.12%
State and Municipal Obligations	1.24	1.43	0.07	0.08	1.33
Mortgage-Backed Securities - Residential	3.08	2.67	2.90	—	2.72
Corporate and Other Debt Securities	0.68	0.93	—	2.98	1.01
Total	1.36	1.68	2.74	1.85	1.72

The yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%. The yields on other debt securities shown in the table above are calculated by dividing

# 40

annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2014.
At December 31, 2014 and 2013, the weighted average maturity was 2.6 and 2.3 years, respectively, for debt securities in the available-for-sale portfolio.
At December 31, 2014, the net unrealized gains on securities available-for-sale amounted to $4.1 million.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.  The net unrealized gains on securities available-for-sale was $3.9 million at December 31, 2013.  For both periods, the net unrealized gain was primarily attributable to an average decrease in market rates between the date of purchase and the balance sheet date resulting in higher valuations of the portfolio securities.
For further information regarding our portfolio of securities available-for-sale, see Note 4 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

Securities Held-to-Maturity:
The following table sets forth the carrying value of our portfolio of securities held-to-maturity at December 31 of each of the last three years.

SECURITIES HELD-TO-MATURITY
(In Thousands)

	December 31,
	2014	2013	2012
State and Municipal Obligations	$188,472	$198,206	$183,373
Mortgage Backed Securities - Residential	112,552	100,055	55,430
Corporate and Other Debt Securities	1,000	1,000	1,000
Total	$302,024	$299,261	$239,803

For a description of the various categories of securities held in the securities held-to-maturity portfolio on the reporting dates, see the paragraph under "SECURITIES AVAILABLE-FOR-SALE" table, above.

For information regarding the fair value of our portfolio of securities held-to-maturity at December 31, 2014, see Note 4 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

The following table sets forth the maturities of our portfolio of securities held-to-maturity as of December 31, 2014.

MATURITIES OF DEBT SECURITIES HELD-TO-MATURITY
(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$34,163	$88,866	$63,394	$2,049	$188,472
Mortgage Backed Securities - Residential	—	36,649	75,903	—	112,552
Corporate and Other Debt Securities	—	—	—	1,000	1,000
Total	$34,163	$125,515	$139,297	$3,049	$302,024

The following table sets forth the tax-equivalent yields of our portfolio of securities held-to-maturity at December 31, 2014.

YIELDS ON SECURITIES HELD-TO-MATURITY
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	1.02%	3.36%	4.42%	5.82%	3.32%
Mortgage Backed Securities - Residential	—	1.64	2.50	—	2.22
Corporate and Other Debt Securities	—	—	—	7.00	7.00
Total	1.02	2.38	2.01	6.20	2.09

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2014.  Yields on obligations of states and municipalities

# 41

exempt from federal taxation (which constituted the entire portfolio) were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

The weighted-average maturity of the held-to-maturity portfolio was 3.8 and 3.5 years at year-end December 31, 2014 and 2013, respectively.

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans
(Dollars In Thousands)

	December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$99,511	7	$87,893	7	$105,536	9	$99,791	9	$97,621	8
Commercial Real Estate – Construction	18,815	1	27,815	2	29,149	2	11,083	1	7,090	1
Commercial Real Estate – Other	321,297	23	288,119	23	245,177	21	232,149	21	214,291	19
Consumer – Other	7,665	1	7,649	1	6,684	1	6,318	1	6,482	1
Consumer – Automobile	429,376	30	394,204	31	349,100	30	322,375	28	334,656	29
Residential Real Estate	536,604	38	460,792	36	436,695	37	459,741	40	485,368	42
Total Loans	1,413,268	100	1,266,472	100	1,172,341	100	1,131,457	100	1,145,508	100
Allowance for Loan Losses	(15,570)		(14,434)		(15,298)		(15,003)		(14,689)
Total Loans, Net	$1,397,698		$1,252,038		$1,157,043		$1,116,454		$1,130,819

Maintenance of High Quality in the Loan Portfolio: In late 2010 and through 2011, residential property values continued to weaken in most of the market areas served by us, and this trend continued for most of 2012, although during the last part of 2012 and through 2014 the decline appeared to be slowing or even reversing itself, at least in some of our markets. Some analysts currently are speculating that a "bottom" may have been established in the real estate markets nationwide, including in our service areas, both in terms of price and quantity of transactions, but the evidence is still inconclusive.
The weakness in the asset portfolios of many financial institutions remains a serious concern, offset somewhat by the recent firming up in some real estate markets and significant increase in the equity markets experienced in 2013 and 2014. Regardless, many lending institutions large and small continue to suffer from a lingering weakness in large portions of their existing loan portfolios as well as by limited opportunities for secure and profitable expansion of their portfolios.
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
However, like all other banks we operate in an environment where identifying opportunities for secure and profitable expansion of our loan portfolio remains challenging, where competition is intense, and where margins are very tight. If the U.S. economy and our regional economy continue to experience only slow and halting growth or no growth, our individual borrowers will presumably continue to proceed cautiously in taking on new or additional debt, as many small businesses are operating on very narrow margins and many families continue to live on very tight budgets. That is, many of our customers, like U.S. borrowers generally, to the extent they begin to increase their borrowing in upcoming periods, may do so only very cautiously, while others may continue to de-leverage, especially if rates start moving upward. This trend, combined with our conservative underwriting standards, may result in a dampening in the significant loan growth we experienced in 2014. Moreover, if the U.S. economy or our regional economy worsens, which we think unlikely but possible, we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

# 42

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 38% of the entire portfolio at December 31, 2014), eclipsing both automobile loans (30% of the portfolio) and our commercial and commercial real estate loans (31%). Our gross originations for residential real estate loans (including refinancings of mortgage loans) were $131.2 million, $118.9 million and $109.1 million for the years 2014, 2013, and 2012, respectively. During each of these years, these origination totals have significantly exceeded the sum of repayments and prepayments of such loans previously in the portfolio, but we have also sold significant portions of these originations in the secondary market, primarily to Freddie Mac, as rates on conventional 30-year fixed rate real estate mortgages remained at historically low levels. Such sales amounted to $29.8 million for 2014, $48.8 million for 2013 and $59.9 million for 2012, which represented, for each such year, a smaller percentage of the originations than in the prior year (22.7%, 41.0% and 54.9% in 2014, 2013 and 2012, respectively). If the current low-rate environment for newly originated residential real estate loans persists, we may continue to sell a significant portion of our loan originations. If, moreover, originations decline sharply in future period, and sales of originations, prepayments and repayments continue at a moderate rate, it is possible that we may even experience a decrease in our outstanding balances in this largest segment of our portfolio. Additionally, if our local economy or real estate market should suffer a major downturn, the demand for residential real estate loans in our service area may decrease, and any serious decline may negatively impact the quality of our real estate portfolio and our financial performance.
The Federal Reserve wound down its quantitative easing program in 2014. Although it was expected that the tapering would result in a general rise in long-term mortgage loan rates, the 30-year rate actually fell throughout the year. While economic conditions have generally improved, which led in part to the Fed's tapering, management is not able to predict at this point when, or if, mortgage rates or interest rates generally will experience a meaningful and substantial increase, or what the overall effect of such an increase would be on our mortgage loan portfolio or our loan portfolio generally, or on our net interest income, net income or financial results, in future periods.

Commercial, Commercial Real Estate and Construction and Land Development Loans: Over the last decade, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio, and this segment of our portfolio was the segment least affected by the 2008-2009 crisis. In 2014, commercial and commercial real estate loan growth was significant as outstanding balances increased by $35.8 million over the December 31, 2013 level. Growth was restrained somewhat by heightened competition for credits in an extremely low rate environment.
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

Automobile Loans (primarily through indirect lending): At December 31, 2014, our automobile loans (primarily loans originated through dealerships located primarily in upstate New York and Vermont) represented nearly a third of loans in our portfolio, and continue to be a significant component of our business.
During 2013 and 2104, there was a nationwide resurgence in automobile sales, due in the view of many to an aging fleet and a modest resurgence in consumer optimism. Our automobile loan volume for 2014 was very strong at $222.9 million, exceeding the 2013 level of $218.0 million.
Industry reports indicate that a higher than normal percentage of vehicle loans extended to U.S. borrowers in 2014 had features characteristic of sub-prime loans, with average FICO credit scores of borrowers trending downward, across all regions. Our indirect automobile loan portfolio reflects a modest shift to a slightly larger percentage of loans within the portfolio comprised of loans to individuals with lower credit scores. The 2014 net charge-offs on our automobile loans remain very low at .11% of average balances. Net charge-offs were $460 thousand for 2014 compared to net charge-offs of $175 thousand for 2013, due to this modest shift in our portfolio of loans to individuals with lower credit scores. Our experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually prior to the loan being funded. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio. Moreover, if weakness in auto demand returns, our portfolio is likely to experience limited, if any, overall growth, either in absolute amounts or as a percentage of the total portfolio, regardless of whether the auto company affiliates are offering highly-subsidized loans. Although recently somewhat improved, customer demand for vehicle loans is still well below pre-crisis levels. If demand levels off, or slackens, so will our financial performance in this important loan category.

# 43

The following table indicates the changing mix in our loan portfolio by including the quarterly average balances for our significant loan products for the past five quarters.  The remaining quarter-by-quarter tables present the percentage of total loans represented by each category and the annualized tax-equivalent yield of each category.

LOAN PORTFOLIO
Quarterly Average Loan Balances
(Dollars In Thousands)

	Quarters Ended
	Dec 2014	Sep 2014	Jun 2014	Mar 2014	Dec 2013
Commercial and Commercial Real Estate	$446,269	$435,729	$431,614	$412,507	$397,503
Residential Real Estate	373,186	358,503	343,816	332,142	322,080
Home Equity	116,768	112,880	107,580	103,694	99,722
Consumer Loans - Automobile	439,460	428,092	419,407	409,723	408,273
Other Consumer Loans[1]	25,918	26,143	26,222	26,583	27,379
Total Loans	$1,401,601	$1,361,347	$1,328,639	$1,284,649	$1,254,957

Percentage of Total Quarterly Average Loans

	Quarters Ended
	Dec 2014	Sep 2014	Jun 2014	Mar 2014	Dec 2013
Commercial and Commercial Real Estate	31.8%	32.0%	32.5%	32.1%	31.7%
Residential Real Estate	26.6	26.3	25.9	25.9	25.6
Home Equity	8.3	8.3	8.1	8.1	8.0
Consumer Loans - Automobile	31.4	31.5	31.5	31.9	32.5
Other Consumer Loans[1]	1.9	1.9	2.0	2.0	2.2
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarters Ended
	Dec 2014	Sep 2014	Jun 2014	Mar 2014	Dec 2013
Commercial and Commercial Real Estate	4.40%	4.43%	4.47%	4.49%	4.65%
Residential Real Estate	4.40	4.40	4.50	4.55	4.53
Home Equity	2.97	2.93	2.93	2.95	2.94
Consumer Loans - Automobile	3.20	3.26	3.32	3.41	3.54
Other Consumer Loans[1]	5.33	5.46	5.49	5.54	5.72
Total Loans	3.92	3.95	4.01	4.06	4.15
1 Other Consumer Loans includes certain home improvement loans secured by mortgages.  However, these same loan balances are reported as
   Residential Real Estate in the table of period-end balances on page 42, captioned “Types of Loans.”

As the yield table above indicates, average rates across our portfolio have steadily declined over the last 5 quarters, in direct response to the Fed's maintaining historically low interest rates in its attempt to re-energize the economy, coupled with a general moderation of loan demand on the part of corporate and individual customers.
For the fourth quarter of 2014 the average yield on our loan portfolio declined by 23 basis points from the fourth quarter of 2013, from 4.15% to 3.92%. The decrease was exacerbated by extremely competitive pressures on rates for new commercial and commercial real estate loans as well as automobile loans and the decreasing rate environment generally. The yields on new 30 year fixed-rate residential real estate loans (the choice of most of our mortgage customers) remained very low during all five quarters. We continued to sell many of our originations to the secondary market, specifically, to Freddie Mac, although we sold a higher proportion of our originations into the secondary market in 2013 than in 2014.
As average yields on the portfolio dropped in 2014, our margins on lending also suffered compression in the first part of the year, as the decline in average yields on our loan portfolio was greater than the decline in our average cost of deposits. This disparity leveled off by the fourth quarter, however, during which loan portfolio yields dropped by 3 basis points and our average cost of deposits dropped by 4 basis points. We expect that average loan yields may continue to decline in 2015, likely at a slower pace than in the last few years, but still at a rate at least equal to, if not greater than, our average cost of deposits. If this happens, it will have a negative impact on our overall net interest margin.
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

# 44

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
The following table indicates the respective maturities and interest rate structure of our commercial and commercial real estate construction loans at December 31, 2014.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  Most of the commercial construction loans are made with a commitment for permanent financing, whether extended by us or unrelated third parties.  The maturity distribution below reflects the final maturity of the permanent financing.

b. Maturities and Sensitivities of Loans to Changes in Interest Rates
(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial	$32,255	$48,252	$19,004	$99,511
Commercial Real Estate - Construction	12,047	3,645	3,123	18,815
Total	$44,302	$51,897	$22,127	$118,326
Fixed Interest Rates	$2,747	$30,469	$11,792	$45,008
Variable Interest Rates	41,555	21,428	10,335	73,318
Total	$44,302	$51,897	$22,127	$118,326

COMMITMENTS AND LINES OF CREDIT
Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not funded at that time.  As of December 31, 2014, our total contingent liability for standby letters of credit amounted to $3.3 million.  In addition to these instruments, we also have issued lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time-to-time.  Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 2014, we had outstanding unfunded loan commitments in the aggregate amount of approximately $249.8 million.

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans
The amounts of nonaccrual, past due and restructured loans for the past five years are presented in the table on page 35 under the heading "Summary of the Allowance and Provision for Loan Losses".
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
The balance of loans 30-89 days past due totaled $7.7 million at December 31, 2014 and represented 0.54% of loans outstanding at that date, as compared to approximately $8.3 million, or 0.65% of loans at December 31, 2013.  These non-current loans at December 31, 2014 were composed of approximately $5.4 million of consumer loans, principally indirect automobile loans, $2.0 million of residential real estate loans and $0.3 million of commercial and commercial real estate loans.
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

# 45

The loan note to the consolidated financial statements, i.e., Note 5 (beginning on page 72) contains detailed information on modified loans and impaired loans.

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
Periodically we review the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future.  In our credit monitoring program, we treat loans that are classified as substandard but continue to accrue interest as potential problem loans.  At December 31, 2014, we identified 130 commercial loans totaling $27.3 million as potential problem loans.  At December 31, 2013, we identified 172 commercial loans totaling $25.4 million as potential problem loans.  For these loans, although positive factors such as payment history, value of supporting collateral, and/or personal or government guarantees led us to conclude that accounting for them as non-performing at year-end was not warranted, other factors, specifically, certain risk factors related to the loan or the borrower justified concerns that they may become nonperforming at some point in the future.
The overall level of our performing loans that demonstrate characteristics of potential weakness from time-to-time is for the most part dependent on economic conditions in northeastern New York State, which in turn are generally impacted at least in part by economic conditions in the U.S.  On both the regional and national levels, economic conditions are generally improved over the 2009-2010 period, but are much weaker than was the case in 2007 and earlier periods.  If weak or stagnant economic conditions persist, potential problem loans likely will continue at their present levels or increase.

3. Foreign Outstandings - None

4. Loan Concentrations
The loan portfolio is well diversified.  There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section C.II.a. of this Item 7, beginning on page 42.  For further discussion, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Report.

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

Distribution of OREO and Repossessed Assets (In Thousands)	December 31,
	2014	2013	2012	2011	2010
Single Family 1 - 4 Units	$—	$41	$552	$310	$—
Commercial Real Estate	312	40	418	150	—
Other Real Estate Owned, Net	312	81	970	460	—
Repossessed Assets	81	63	64	56	58
Total OREO and Repossessed Assets	$393	$144	$1,034	$516	$58

The following table summarizes changes in the net carrying amount of OREO and the number of properties for each of the periods presented.

Schedule of Changes in OREO (In Thousands)	2014	2013	2012	2011	2010
Balance at Beginning of Year	$81	$970	$460	$—	$53
Properties Acquired Through Foreclosure	469	392	950	409	—
Transfer of Bank Property	—	—	—	150	—
Sales	(238)	(1,281)	(440)	(99)	(53)
Balance at End of Year	$312	$81	$970	$460	$—
Number of Properties, Beginning of Year	2	7	5	—	1
Properties Acquired During the Year	2	1	7	6	—
Properties Sold During the Year	(3)	(6)	(5)	(1)	(1)
Number of Properties, End of Year	1	2	7	5	—

There was no allowance for OREO losses at year-end 2014, 2013 or 2012.

# 46

III. SUMMARY OF LOAN LOSS EXPERIENCE

The information required in this section is presented in the discussion of the "Provision for Loan Losses and Allowance for Loan Losses" in Part II Item 7.B.II. beginning on page 35 of this Report, including:

•	Charge-offs and Recoveries by loan type

•	Factors that led to the amount of the Provision for Loan Losses

•	Allocation of the Allowance for Loan Losses by loan type

The percent of loans in each loan category is presented in the table of loan types in the preceding section on page 42 of this report.

IV. DEPOSITS

The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES
(Dollars In Thousands)

	Years Ended December 31,
	2014		2013		2012
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$290,922	—%	$264,959	—%	$240,872	—%
NOW Accounts	861,457	0.20	798,230	0.31	726,660	0.49
Savings Deposits	521,595	0.16	490,558	0.21	437,095	0.29
Time Deposits of $100,000 or More	70,475	1.09	86,457	1.39	107,665	1.86
Other Time Deposits	158,592	0.85	179,997	1.09	212,918	1.75
Total Deposits	$1,903,041	0.25	$1,820,201	0.37	$1,725,210	0.61

During 2014 average deposit balances, in total, increased by $82.8 million, or 4.6%, over the average for 2013. Most of this growth occurred in the fourth quarter of 2014. The increase was generated from our pre-existing branch network, although we did open one new branch, in Colonie, New York, in June 2014.
During 2013 average deposit balances, in total, increased by $95.0 million, or 5.5%, over the average for 2012. Most of this growth occurred in the fourth quarter of 2013. The increase was generated from our pre-existing branch network, although we did open two new branches in 2013, one in Queensbury, New York and the other in Clifton Park, New York.
During 2012 average deposit balances, in total, increased by $129.1 million, or 8.1%, over the average for 2011. As in 2013, a significant amount of the 2012 deposit growth occurred in the fourth quarter. The increase was generated from our pre-existing branch network.
We did not sell or close any branches during the covered period, 2012-2014. We did not hold any brokered deposits during 2014, 2013 and 2012.

The following table presents the quarterly average balance by deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO
Quarterly Average Deposit Balances
(Dollars In Thousands)

	Quarters Ended
	Dec 2014	Sep 2014	Jun 2014	Mar 2014	Dec 2013
Demand Deposits	$302,184	$302,079	$281,150	$277,884	$279,967
NOW Accounts	920,592	801,998	865,910	857,286	855,106
Savings Deposits	525,609	530,057	520,028	510,428	517,542
Time Deposits of $100,000 or More	65,202	69,351	71,656	75,819	81,804
Other Time Deposits	149,111	157,630	161,655	166,172	170,503
Total Deposits	$1,962,698	$1,861,115	$1,900,399	$1,887,589	$1,904,922

Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit fluctuations.  Municipal deposits on average represent 28% to 34% of our total deposits.  Municipal deposits are typically placed in NOW accounts and time deposits of short duration.

# 47

We typically experience a shift within the mix of deposit categories during periods of significant interest rate increases or decreases. During periods of falling rates and very low rates, such as the period from mid-2007 through the end of 2014, depositors tended to transfer maturing time deposits to nonmaturity interest-bearing deposit products. This trend continued during 2014. At December 31, 2014 time deposits represented 10.8% of total deposits, down from 13.4% at December 31, 2013. This year-end 2014 level for time deposits was below the low point in the last falling interest rate cycle, when, at June 30, 2004, the ratio was 22.5%, and compares to a high ratio of 40.8% at June 30, 2000. We expect this shift from time deposits to nonmaturity deposit products to continue, although perhaps at a slower pace, if deposit rates and interest rates generally remain at their current extraordinarily low levels. Contrarily, if deposit rates begin to climb, we anticipate the movement of time deposits to nonmaturity interest bearing deposits to halt altogether, and likely to reverse itself if the rate rise is continuing or significant.
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
For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first quarter of each calendar year, some growth in the second quarter, contraction in the third quarter and substantial growth in the fourth quarter.  Deposit balances followed this seasonal pattern during 2014, as in the prior two years, with year-over-year growth occurring in municipal accounts generally.  We also experienced 1.1% growth rate in our non-municipal account balances during 2014, primarily in demand, NOW accounts and regular savings accounts.

The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits	Quarters Ended
	Dec 2014	Sep 2014	Jun 2014	Mar 2014	Dec 2013
Demand Deposits	15.4%	16.2%	14.8%	14.7%	14.7%
NOW Accounts	46.9	43.1	45.5	45.5	44.8
Savings Deposits	26.8	28.5	27.4	27.0	27.2
Time Deposits of $100,000 or More	3.3	3.7	3.8	4.0	4.3
Other Time Deposits	7.6	8.5	8.5	8.8	9.0
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Time deposits of $100,000 or more have decreased significantly and consistently in recent years, both absolutely and as a percentage of total deposits, as deposit rates generally have continued to fall. A portion of our time deposits of $100,000 or more are comprised of municipal deposits and are typically obtained on a competitive bid basis. We, like virtually all insured depository institutions, have experienced a steady decrease in the cost of our deposits over each of the past 5 quarters mirroring and continuing the protracted period of falling interest rates extending from mid-2007 through the end of 2014.  Although some maturing time deposits will continue to reprice at lower rates in forthcoming periods, the favorable decrease in the cost of deposits may come to a halt in the mid- or near-term future, since most of our time deposits have already repriced to current rates and the rates on our nonmaturity deposit balances have already been reduced to (or nearly to) the lowest sustainable levels. The total quarterly cost of deposits are illustrated in the table below:

Quarterly Cost of Deposits	Quarters Ended
	Dec 2014	Sep 2014	Jun 2014	Mar 2014	Dec 2013
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.16	0.19	0.23	0.22	0.22
Savings Deposits	0.13	0.16	0.17	0.17	0.18
Time Deposits of $100,000 or More	0.88	1.12	1.13	1.23	1.34
Other Time Deposits	0.72	0.84	0.89	0.95	1.01
Total Deposits	0.20	0.24	0.27	0.28	0.30

In general, rates paid by us on various types of deposit accounts are influenced by the rates being offered or paid by our competitors, which in turn are influenced by prevailing interest rates in the economy as impacted from time-to-time by the actions of the Federal Reserve Bank.  There typically is a time lag between the Federal Reserve’s actions undertaken to influence rates, upward or downward, and the actual repricing of our deposit liabilities, although this lag is normally shorter than the lag between Federal Reserve rate actions and the repricing of our loans and other earning assets.

We do not use brokered deposits as a regular funding source and there were not any such balances carried during 2014, 2013 or 2012.

# 48

The maturities of time deposits of $100,000 or more at December 31, 2014 are presented below.  (In Thousands)

Maturing in:
Under Three Months	$14,205
Three to Six Months	14,802
Six to Twelve Months	12,823
2016	6,813
2017	5,355
2018	3,602
2019	4,197
2019
Total	$61,797

V. SHORT-TERM BORROWINGS
(Dollars in Thousands)

	2014	2013	2012
Overnight Advances from the Federal Home Loan Bank of New York, Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:
Balance at December 31	$60,421	$64,777	$41,678
Maximum Month-End Balance	60,421	64,777	41,678
Average Balance During the Year	29,166	33,322	24,225
Average Rate During the Year	0.25%	0.27%	0.18%
Rate at December 31	0.26%	0.28%	0.25%

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
Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $366.1 million at year-end 2014, a decrease of $91.5 million from the year-end 2013 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York ("FHLBNY"). Our federal funds lines of credit are with three correspondent banks totaling $35 million, but we did not draw on these lines during 2014.
To support our borrowing relationship with the FHLBNY, we have pledged collateral, including mortgage-backed securities and residential mortgage loans. At December 31, 2014, we had outstanding advances from the FHLBNY of $10.0 million; on such date, our unused borrowing capacity at the FHLBNY was approximately $173 million. In addition we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At December 31, 2014, the amount available under this facility was approximately $307 million, but there were no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At December 31, 2014, our basic liquidity ratio was 9.6% of total assets, or $213 million, well above our minimum ratio as defined in policy of 4%, or $89 million of total assets.
Because of our consistently favorable credit quality and strong balance sheet, we did not experience any significant liquidity constraints in 2014 or in any prior year, back to and including the financial crisis years, have not experienced any such constraints this year through the date of this Report, and have not in any such period been forced to pay premium rates to obtain retail deposits or other funds from any source.

# 49

E. CAPITAL RESOURCES AND DIVIDENDS

Important Changes to Regulatory Capital Standards

New Bank Capital Rules Replace Old Capital Rules.

The Dodd-Frank Act enacted in 2010 directed U.S. bank regulators to promulgate new bank capital standards, which were required to be at least as strict as the regulatory capital standards then in effect. The new bank regulatory capital standards (the "New Capital Rules") were adopted in 2013 and became effective for our holding company and our subsidiary banks on January 1, 2015.
These New Capital Rules are summarized in an earlier section of this Report, "Supervision and Regulation--Regulatory Capital Standards--New Bank Regulatory Capital Standards," pages 8-10.
We estimate that, if the New Capital Rules had become effective on December 31, 2014, i.e., one day prior to their actual effective date, January 1, 2015, our holding company and each of our banks would have met each of the new minimum capital ratios established under the New Capital Rules, including the new Minimum CET1 Risk-Based Capital Ratio, the new Minimum Tier 1 Risk-Based Capital Ratio, the new Minimum Total Risk-Based Capital Ratio, and the new Minimum Leverage Ratio.
The prior bank regulatory capital standards for banks and bank holding companies (the "Old Capital Rules") have been replaced by the new standards. The Old Capital Rules are summarized in an earlier section of this Report, "Supervision and Regulation--Regulatory Capital Standards--Old Bank Capital Rules," page 9.

Regulatory Capital Ratios on December 31, 2014 (under Old Capital Rules): The table below sets forth the capital ratios of our holding company and our subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2014, as determined under the bank regulatory capital standards in effect on that date (the Old Capital Rules), as well as the minimum capital ratios that bank holding companies and banks were required to maintain under the Old Capital Rules. As the table demonstrates, on that date (the day before the Old Capital Rules were replaced by the New Capital Rules), our holding company and both banks exceeded each of the minimum required capital ratios under the Old Capital Rules by a substantial percentage. In addition, on December 31, 2014, our holding company and each of our banks qualified as "well-capitalized", the highest capital classification category, under the capital classification scheme of federal bank regulators in effect on that date.

Capital Ratios:	Arrow	GFNB	SNB	Minimum Required Ratio
Tier 1 Leverage Ratio	9.4%	9.1%	9.4%	4.0%
Tier 1 Risk-Based Capital Ratio	14.5%	14.4%	12.3%	4.0%
Total Risk-Based Capital Ratio	15.5%	15.5%	13.3%	8.0%

Stockholders' Equity at Year-end 2013: Stockholders' equity was $200.9 million at December 31, 2014, an increase of $8.8 million, or 4.6%, from the prior year-end.  The most significant positive changes to stockholders' equity included (a) net income of $23.4 million, (b) equity received from our various stock-based compensation plans of $2.1 million, offset in part by (c) other comprehensive loss of $2.8 million, (d) cash dividends of $12.4 million, and (e) purchases of our own common stock of $2.5 million.
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

Dividends: The source of funds for the payment of stockholder dividends by our holding company consists primarily of dividends declared and paid to the holding company by our bank subsidiaries.  In addition to indirect regulatory limitations on payments of dividends by our holding company (i.e., the need to maintain adequate regulatory capital), there are statutory limitations applicable to the payment of dividends by our bank subsidiaries to our holding company.  As of December 31, 2014, under this statutory limitation, the maximum amount that could have been paid by the bank subsidiaries to the holding company, without special regulatory approval, was approximately $29.2 million.  The ability of our holding company and our banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.
See Part II, Item 5, "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a recent history of our cash dividend payments.

Stock Repurchase Program: In November 2014, the Board of Directors approved a $5.0 million stock repurchase program, effective January 1, 2015 (the 2015 program), under which management is authorized, in its discretion, to repurchase from time-to-time during 2015, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock, to the extent management believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of stockholders. This 2015 program replaced a similar repurchase program which was in effect during 2014 (the 2014 program), which also authorized the repurchase of up to $5.0 million of Arrow common stock. As of

# 50

December 31, 2014, approximately $1.5 million had been used under the 2014 program to repurchase shares. This total does not include approximately $1.0 million of Arrow's Common Stock that the Company repurchased during 2014 other than through its repurchase program, i.e., repurchases on the market under Arrow's Dividend Reinvestment Plan and surrender of stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

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
We have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital expenditures. As of December 31, 2014, we had no derivative securities, including interest rate swaps, credit default swaps, or equity puts or calls, in our investment portfolio.

G. CONTRACTUAL OBLIGATIONS (In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances [1]	$10,000	$10,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts [2]	20,000				20,000
Operating Lease Obligations [3]	2,514	686	872	584	372
Obligations under Retirement Plans [4]	34,255	3,137	6,657	6,516	17,945
Total	$66,769	$13,823	$7,529	$7,100	$38,317

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
3 See Note 18 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Operating Lease Obligations.
4 See Note 13 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Retirement Benefit Plans.

# 51

H. FOURTH QUARTER RESULTS

We reported net income of $6.4 million for the fourth quarter of 2014, an increase of $585 thousand, or 10.1%, from the fourth quarter of 2013.  Diluted earnings per common share for the fourth quarter of 2014 were $.50, an increase of $.04, or 8.7%, from the $.46 amount for the fourth quarter of 2013.  The net change in earnings between the two quarters was primarily affected by the following: (a) a $1.1 million increase in tax-equivalent net interest income, (b) a $183 thousand decrease in noninterest income, (c) a $441 thousand increase in the provision for loan losses, (d) a $86 thousand decrease in noninterest expense, and (e) a $418 thousand increase in the provision for income taxes.  The principal factors contributing to these quarter-to-quarter changes are included in the discussion of the year-to-year changes in net income set forth elsewhere in this Item 7, specifically, in Section B, "Results of Operations," above, as well as in the Company's Current Report on Form 8-K, as filed with the SEC on January 21, 2015, incorporating by reference the Company's earnings release for the year ended December 31, 2014.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION
(Dollars In Thousands, Except Per Share Amounts)

	For the Quarters Ended December 31,
	2014	2013
Interest and Dividend Income	$17,140	$16,459
Interest Expense	1,219	1,713
Net Interest Income	15,921	14,746
Provision for Loan Losses	441	—
Net Interest Income after Provision for Loan Losses	15,480	14,746
Noninterest Income	7,060	6,877
Noninterest Expense	13,299	13,385
Income Before Provision for Income Taxes	9,241	8,238
Provision for Income Taxes	2,872	2,454
Net Income	$6,369	$5,784
SHARE AND PER SHARE DATA:
Weighted Average Number of Shares Outstanding:
Basic	12,614	12,586
Diluted	12,655	12,634
Basic Earnings Per Common Share	$0.50	0.46
Diluted Earnings Per Common Share	0.50	0.46
Cash Dividends Per Common Share	0.25	0.25
AVERAGE BALANCES:
Assets	$2,247,576	$2,176,264
Earning Assets	2,123,983	2,064,578
Loans	1,401,601	1,254,957
Deposits	1,962,698	1,904,922
Stockholders’ Equity	202,603	184,506
SELECTED RATIOS (Annualized):
Return on Average Assets	1.12%	1.05%
Return on Average Equity	12.47%	12.44%
Net Interest Margin [1]	3.17%	3.06%
Net Charge-offs to Average Loans	0.05%	0.05%
Provision for Loan Losses to Average Loans	0.12%	—%

1 Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets. (See “Use of Non-GAAP Financial
Measures” on page 4).

# 52

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)
The following quarterly financial information for 2014 and 2013 is unaudited, but, in the opinion of management, fairly presents the results of Arrow.

SELECTED QUARTERLY FINANCIAL DATA
(In Thousands, Except Per Share Amounts)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$16,266	$16,695	$16,760	$17,140
Net Interest Income	14,672	15,140	15,361	15,921
Provision for Loan Losses	458	505	444	441
Net Securities Gains	—	(27)	137	—
Income Before Provision for Income Taxes	7,634	7,917	8,742	9,241
Net Income	5,320	5,524	6,147	6,369
Basic Earnings Per Common Share	0.42	0.44	0.49	0.50
Diluted Earnings Per Common Share	0.42	0.44	0.49	0.50

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$15,996	$15,809	$15,874	$16,459
Net Interest Income	13,757	13,586	14,127	14,746
Provision for Loan Losses	100	100	—	—
Net Securities Gains	527	13	—	—
Income Before Provision for Income Taxes	7,420	7,283	7,933	8,238
Net Income	5,181	5,207	5,623	5,784
Basic Earnings Per Common Share	0.41	0.42	0.45	0.46
Diluted Earnings Per Common Share	0.41	0.42	0.45	0.46

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
Our standard simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one- year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date.  We normally apply a parallel and pro rata shift in rates over a 12 month period.  However, at year-end 2014 the targeted federal funds rate remained where it had been since late 2008, a range of 0 to .25%, with inferences from the Fed that this rate and other short-term rates would remain at or near their current historically low rates well into 2015. Moreover, our average cost of deposits for 2014 had decreased to a record low of .25% (see page 47).  Thus, for purposes of our decreasing rate simulation, we applied a hypothetical 100 basis point downward shift in interest rates for assets and liabilities at the long end of the yield curve with hypothetical short-

# 53

term rate decreases for particular assets and liabilities equal to the lesser of 100 basis points or such lower rate (below 100 basis points) as was actually borne by such asset or liability.
Applying the simulation model analysis as of December 31, 2014, a 200 basis point increase in interest rates demonstrated a 3.5% decrease in net interest income, and a 100 basis (as adjusted) decrease in interest rates demonstrated a 1.2% decrease in net interest income.  These amounts were within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets. However, when current prevailing interest rates are already extremely low, a further decline in prevailing rates may not produce the otherwise expected increase in net interest income, even over a relatively short time horizon, because as noted above, further decreases in rates with respect to liabilities (deposits) may be significantly impeded by the assumed boundary of a zero rate, no matter how quickly they reprice, whereas further decreases in asset rates are not as likely to run up against the assumed boundary of zero, and thus may be experienced in full or nearly full, across the asset portfolio, even if assets reprice more slowly than liabilities. Thus, even in the short run, rate decreases in the current environment may not be beneficial to income.
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
Moreover, if the impact of rate change on our income is projected over a longer time horizon, e.g., two years or longer, it might be expected that a decrease in prevailing rates would have a greater negative impact on our income, as compared to the short-term result, as assets continue to reprice downward in full response, while liabilities do not further reprice but remain trapped by the assumed zero rate boundary. On the other hand, an increase in prevailing rates would have a much less negative impact over the longer term, and perhaps even a neutral or positive impact, on our net interest income, as our asset portfolios eventually reprice upward fully to match the repricing of our liabilities. However, other factors may play a significant role in any analysis of the impact of rising rates on our income, including a possible softening of loan demand and/or slowing of the economy that might be expected to accompany any general rate rise.
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

# 54

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements and unaudited supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

# 55

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Arrow Financial Corporation:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 13, 2015

# 56

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Arrow Financial Corporation:

We have audited Arrow Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arrow Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
March 13, 2015

# 57

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	December 31, 2014	December 31, 2013
ASSETS
Cash and Due From Banks	$35,081	$37,275
Interest-Bearing Deposits at Banks	11,214	12,705
Investment Securities:
Available-for-Sale	366,139	457,606
Held-to-Maturity (Approximate Fair Value of $308,566 at December 31, 2014; and $302,305 at December 31, 2013)	302,024	299,261
Federal Home Loan Bank and Federal Reserve Bank Stock	4,851	6,281
Loans	1,413,268	1,266,472
Allowance for Loan Losses	(15,570)	(14,434)
Net Loans	1,397,698	1,252,038
Premises and Equipment, Net	28,488	29,154
Goodwill	22,003	22,003
Other Intangible Assets, Net	3,625	4,140
Other Assets	46,297	43,235
Total Assets	$2,217,420	$2,163,698
LIABILITIES
Noninterest-Bearing Deposits	$300,786	$278,958
NOW Accounts	871,671	817,366
Savings Deposits	524,648	498,779
Time Deposits of $100,000 or More	61,797	78,928
Other Time Deposits	144,046	168,299
Total Deposits	1,902,948	1,842,330
Short-Term Borrowings	60,421	64,777
Federal Home Loan Bank Term Advances	10,000	20,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	23,125	24,437
Total Liabilities	2,016,494	1,971,544
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (17,079,376 Shares Issued at December 31, 2014; and 16,744,486 Shares Issued at December 31, 2013)	17,079	16,744
Additional Paid-in Capital	239,721	229,290
Retained Earnings	29,458	27,457
Unallocated ESOP Shares (71,748 Shares at December 31, 2014; and 87,641 Shares at December 31, 2013)	(1,450)	(1,800)
Accumulated Other Comprehensive Loss	(7,166)	(4,373)
Treasury Stock, at Cost (4,386,022 Shares at December 31, 2014; and (4,296,723 Shares at December 31, 2013)	(76,716)	(75,164)
Total Stockholders’ Equity	200,926	192,154
Total Liabilities and Stockholders’ Equity	$2,217,420	$2,163,698

See Notes to Consolidated Financial Statements.

# 58

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2014	2013	2012
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$53,194	$51,319	$54,511
Interest on Deposits at Banks	80	89	108
Interest and Dividends on Investment Securities:
Fully Taxable	7,954	6,903	9,269
Exempt from Federal Taxes	5,633	5,827	5,491
Total Interest and Dividend Income	66,861	64,138	69,379
INTEREST EXPENSE
NOW Accounts	1,722	2,461	3,564
Savings Deposits	839	1,024	1,287
Time Deposits of $100,000 or More	770	1,198	2,007
Other Time Deposits	1,354	1,962	3,730
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	22	18	22
Federal Home Loan Bank Advances	490	680	729
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	570	579	618
Total Interest Expense	5,767	7,922	11,957
NET INTEREST INCOME	61,094	56,216	57,422
Provision for Loan Losses	1,848	200	845
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	59,246	56,016	56,577
NONINTEREST INCOME
Income From Fiduciary Activities	7,468	6,735	6,290
Fees for Other Services to Customers	9,261	9,407	8,245
Insurance Commissions	9,455	8,895	8,247
Net Gain on Securities Transactions	110	540	865
Net Gain on Sales of Loans	784	1,460	2,282
Other Operating Income	1,238	1,024	1,170
Total Noninterest Income	28,316	28,061	27,099
NONINTEREST EXPENSE
Salaries and Employee Benefits	30,941	31,182	31,703
Occupancy Expenses, Net	8,990	8,285	7,467
FDIC Assessments	1,117	1,080	1,026
Other Operating Expense	12,980	12,656	11,640
Total Noninterest Expense	54,028	53,203	51,836
INCOME BEFORE PROVISION FOR INCOME TAXES	33,534	30,874	31,840
Provision for Income Taxes	10,174	9,079	9,661
NET INCOME	$23,360	$21,795	$22,179
Average Shares Outstanding:
Basic	12,604	12,542	12,492
Diluted	12,633	12,573	12,502
Per Common Share:
Basic Earnings	$1.85	$1.74	$1.78
Diluted Earnings	1.85	1.73	1.77

Share and Per Share Amounts have been restated for the September 2014 2% stock dividend.
See Notes to Consolidated Financial Statements.

# 59

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands)

	Years Ended December 31,
	2014	2013	2012
Net Income	$23,360	$21,795	$22,179
Other Comprehensive Income (Loss), Net of Tax:
Unrealized Net Securities Holding (Losses) Gains Arising During the Year	232	(2,925)	(661)
Reclassification Adjustment for Net Securities Gains Included in Net Income	(67)	(326)	(522)
Net Retirement Plan Gain (Loss)	(2,846)	6,425	(1,340)
Net Retirement Plan Prior Service (Cost) Credit	(347)	—	(245)
Amortization of Net Retirement Plan Actuarial Loss	288	914	1,013
Accretion of Net Retirement Plan Prior Service Credit	(53)	1	(12)
Other Comprehensive (Loss) Income	(2,793)	4,089	(1,767)
Comprehensive Income	$20,567	$25,884	$20,412

See Notes to Consolidated Financial Statements.

# 60

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2011	$16,094	$207,600	$23,947	$(2,500)	$(6,695)	$(72,061)	$166,385
Net Income	—	—	22,179	—	—	—	22,179
Other Comprehensive (Loss) Income	—	—	—	—	(1,767)	—	(1,767)
2% Stock Dividend (321,886 Shares)	322	7,738	(8,060)	—	—	—	—
Cash Dividends Paid, $.95 per Share [1]	—	—	(11,815)	—	—	—	(11,815)
Shares Issued for Stock Option Exercises, net (96,471 Shares)	—	1,152	—	—	—	953	2,105
Shares Issued Under the Directors’ Stock Plan (7,226 Shares)	—	104	—	—	—	71	175
Shares Issued Under the Employee Stock Purchase Plan (20,687 Shares)	—	279	—	—	—	205	484
Shares Issued for Dividend Reinvestment Plans (74,260 Shares)	—	1,086	—	—	—	736	1,822
Stock-Based Compensation Expense	—	424	—	—	—	—	424
Tax Benefit for Exercises of Stock Options	—	68	—	—	—	—	68
Purchase of Treasury Stock (199,323 Shares)	—	—	—	—	—	(4,877)	(4,877)
Acquisition of Subsidiary (9,356 Shares)	—	140	—	—	—	93	233
Allocation of ESOP Stock (16,629 Shares)	—	59	—	350	—	—	409
Balance at December 31, 2012	$16,416	$218,650	$26,251	$(2,150)	$(8,462)	$(74,880)	$175,825

Balance at December 31, 2012	$16,416	$218,650	$26,251	$(2,150)	$(8,462)	$(74,880)	$175,825
Net Income	—	—	21,795	—	—	—	21,795
Other Comprehensive (Loss) Income	—	—	—	—	4,089	—	4,089
2% Stock Dividend (328,323 Shares)	328	8,152	(8,480)	—	—	—	—
Cash Dividends Paid, $.97 per Share [1]	—	—	(12,109)	—	—	—	(12,109)
Shares Issued for Stock Option Exercises, net (58,719 Shares)	—	676	—	—	—	578	1,254
Shares Issued Under the Directors’ Stock Plan (7,643 Shares)	—	123	—	—	—	75	198
Shares Issued Under the Employee Stock Purchase Plan (19,679 Shares)	—	283	—	—	—	194	477
Shares Issued for Dividend Reinvestment Plans (49,574 Shares)	—	796	—	—	—	484	1,280
Stock-Based Compensation Expense	—	372	—	—	—	—	372
Tax Benefit for Exercises of Stock Options	—	23	—	—	—	—	23
Purchase of Treasury Stock (68,361 Shares)	—	—	—	—	—	(1,709)	(1,709)
Acquisition of Subsidiaries (9,503 Shares)	—	139	—	—	—	94	233
Allocation of ESOP Stock (16,969 Shares)	—	76	—	350	—	—	426
Balance at December 31, 2013	$16,744	$229,290	$27,457	$(1,800)	$(4,373)	$(75,164)	$192,154

# 61

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, Continued (In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2013	$16,744	$229,290	$27,457	$(1,800)	$(4,373)	$(75,164)	$192,154
Net Income	—	—	23,360	—	—	—	23,360
Other Comprehensive (Loss) Income	—	—	—	—	(2,793)	—	(2,793)
2% Stock Dividend (334,890 Shares) [2]	335	8,617	(8,952)	—	—	—	—
Cash Dividends Paid, $.99 per Share [1]	—	—	(12,407)	—	—	—	(12,407)
Shares Issued for Stock Option Exercises, net (61,364 Shares)	—	852	—	—	—	602	1,454
Shares Issued Under the Directors’ Stock Plan (7,584 Shares)	—	123	—	—	—	74	197
Shares Issued Under the Employee Stock Purchase Plan (19,575 Shares)	—	296	—	—	—	192	488
Stock-Based Compensation Expense	—	360	—	—	—	—	360
Tax Benefit for Exercises of Stock Options	—	25	—	—	—	—	25
Purchase of Treasury Stock (95,064 Shares)	—	—	—	—	—	(2,455)	(2,455)
Acquisition of Subsidiaries (3,595 Shares)	—	56	—	—	—	35	91
Allocation of ESOP Stock (17,300 Shares)	—	102	—	350	—	—	452
Balance at December 31, 2014	$17,079	$239,721	$29,458	$(1,450)	$(7,166)	$(76,716)	$200,926
1 Cash dividends paid per share have been adjusted for the September 2014 2% stock dividend.
2 Included in the shares issued for the 2% stock dividend in 2014 were treasury shares of 86,353 and unallocated ESOP shares of 1,407.

See Notes to Consolidated Financial Statements.

# 62

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
Cash Flows from Operating Activities:	2014	2013	2012
Net Income	$23,360	$21,795	$22,179
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	1,848	200	845
Depreciation and Amortization	7,042	8,870	8,856
Allocation of ESOP Stock	452	426	409
Gains on the Sale of Securities Available-for-Sale	(137)	(527)	(949)
Gains on the Sale of Securities Held-to-Maturity	—	(18)	—
Losses on the Sale of Securities Available-for-Sale	27	—	84
Losses on the Sale of Securities Held-to-Maturity	—	5	—
Loans Originated and Held-for-Sale	(23,156)	(46,101)	(60,668)
Proceeds from the Sale of Loans Held-for-Sale	23,606	50,298	61,041
Net Gains on the Sale of Loans	(784)	(1,460)	(2,282)
Net Losses (Gains) on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	77	120	(71)
Contributions to Pension Plans	(921)	(473)	(328)
Deferred Income Tax (Benefit) Expense	(299)	294	(353)
Shares Issued Under the Directors’ Stock Plan	197	198	175
Stock-Based Compensation Expense	360	372	424
Net (Increase) Decrease in Other Assets	(806)	1,888	2,108
Net (Decrease) Increase in Other Liabilities	(225)	786	990
Net Cash Provided By Operating Activities	30,641	36,673	32,460
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	49,928	16,295	58,718
Proceeds from the Maturities and Calls of Securities Available-for-Sale	153,127	132,228	210,224
Purchases of Securities Available-for-Sale	(113,953)	(136,416)	(197,029)
Proceeds from the Sale of Securities Held-to-Maturity	—	1,181	—
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	56,714	47,228	49,983
Purchases of Securities Held-to-Maturity	(60,906)	(109,620)	(140,635)
Net Increase in Loans	(148,482)	(98,903)	(40,951)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,237	1,789	1,263
Purchase of Premises and Equipment	(1,468)	(2,233)	(8,073)
Cash Paid for Subsidiaries, Net	(75)	(75)	(75)
Net Decrease (Increase) in Federal Home Loan Bank Stock	1,430	(489)	930
Purchase of Bank Owned Life Insurance	(5,245)	—	—
Net Cash Used In Investing Activities	(67,693)	(149,015)	(65,645)
Cash Flows from Financing Activities:
Net Increase in Deposits	60,618	111,175	87,109
Net (Decrease) Increase in Short-Term Borrowings	(4,356)	23,099	(26,615)
Repayments of Federal Home Loan Bank Advances	(10,000)	(10,000)	(10,000)
Purchase of Treasury Stock	(2,455)	(1,709)	(4,877)
Shares Issued for Stock Option Exercises, net	1,454	1,254	2,105
Shares Issued Under the Employee Stock Purchase Plan	488	477	484
Tax Benefit for Exercises of Stock Options	25	23	68
Shares Issued for Dividend Reinvestment Plans	—	1,280	1,822
Cash Dividends Paid	(12,407)	(12,109)	(11,815)
Net Cash Provided By Financing Activities	33,367	113,490	38,281
Net (Decrease) Increase in Cash and Cash Equivalents	(3,685)	1,148	5,096
Cash and Cash Equivalents at Beginning of Year	49,980	48,832	43,736
Cash and Cash Equivalents at End of Year	$46,295	$49,980	$48,832

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$5,932	$8,067	$12,520
Income Taxes	10,060	8,336	8,866
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,308	971	1,426
Shares Issued for Acquisition of Subsidiary	91	233	233

See Notes to Consolidated Financial Statements.

# 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	RISKS AND UNCERTAINTIES

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
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIE) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company’s wholly owned subsidiaries Arrow Capital Statutory Trust II and Arrow Capital Statutory Trust III are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

Segment Reporting - Arrow operations are primarily in the community banking industry, which constitutes Arrow’s only segment for financial reporting purposes.  Arrow provides other services, such as trust administration, retirement plan administration, advice to our proprietary mutual funds and insurance products, but these services do not rise to the quantitative thresholds for separate disclosure.  Arrow operates primarily in the northeastern region of New York State in Warren, Washington, Saratoga, Essex, Clinton and Albany counties and surrounding areas.

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

# 64

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
The allowance for loan losses on the remaining loans is primarily determined based upon consideration of the historical net loss experience of the respective portfolios that have occurred within each pool of loans over the loss emergence period (LEP), adjusted as necessary based upon consideration of qualitative considerations impacting the inherent risk of loss in the respective loan portfolios. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the

# 65

point at which the loss is recognized in the financial statements. Since the LEP may change under various economic environments, we update the LEP calculation on a semiannual basis.
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

# 66

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

# 67

uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions.

Recent Accounting Pronouncements

During 2014 the FASB issued eighteen accounting standards updates and, through the date of this report, one additional update in 2015. For those updates that apply to Arrow, the following paragraphs provide a brief description, the effective date and the estimated impact on our financial condition or results of operations.
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
ASU 2015-01 "Income Statement - Extraordinary and Unusual Items" eliminates the concept of extraordinary items.

Note 3:	CASH AND CASH EQUIVALENTS (Dollars In Thousands)

The following table is the schedule of cash and cash equivalents at December 31, 2014 and 2013:

	2014	2013
Cash and Due From Banks	$35,081	$37,275
Interest-Bearing Deposits at Banks	11,214	12,705
Total Cash and Cash Equivalents	$46,295	$49,980
Supplemental Information:
Total required reserves, including vault cash and Federal Reserve Bank deposits	$19,989	$18,879

The Company is required to maintain reserve balances with the Federal Reserve Bank of New York. The required reserve is calculated on a fourteen day average and the amounts presented in the table above represent the average for the period that includes December 31.

Note 4.	INVESTMENT SECURITIES (Dollars In Thousands)

The following table is the schedule of Available-For-Sale Securities at December 31, 2014 and 2013:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
December 31, 2014
Available-For-Sale Securities, at Amortized Cost	$137,540	$81,582	$124,732	$16,988	$1,120	$361,962
Available-For-Sale Securities, at Fair Value	137,603	81,730	128,827	16,725	1,254	366,139
Gross Unrealized Gains	208	187	4,100	7	134	4,636
Gross Unrealized Losses	145	39	5	270	—	459
Available-For-Sale Securities, Pledged as Collateral						267,384

# 68

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	28,273	2,878	2,303		33,454
From 1 - 5 Years	137,540	51,384	100,428	13,685		303,037
From 5 - 10 Years	—	1,285	21,426	—		22,711
Over 10 Years	—	640	—	1,000		1,640

Maturities of Debt Securities, at Fair Value:
Within One Year	—	28,329	2,888	2,307		33,524
From 1 - 5 Years	137,603	51,476	103,786	13,618		306,483
From 5 - 10 Years	—	1,285	22,153	—		23,438
Over 10 Years	—	640	—	800		1,440

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$39,631	$3,309	$82	$—	$—	$43,022
12 Months or Longer	28,020	14,035	1,546	10,738	—	54,339
Total	$67,651	$17,344	$1,628	$10,738	$—	$97,361
Number of Securities in a Continuous Loss Position	22	65	3	15	—	105

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$48	$—	$—	$—	$—	$48
12 Months or Longer	97	39	5	270	—	411
Total	$145	$39	$5	$270	$—	$459

December 31, 2013
Available-For-Sale Securities, at Amortized Cost	$136,868	$127,224	$171,321	$17,142	$1,120	$453,675
Available-For-Sale Securities, at Fair Value	136,475	127,389	175,778	16,798	1,166	457,606
Gross Unrealized Gains	2	306	4,714	10	46	5,078
Gross Unrealized Losses	395	141	257	354	—	1,147
Available-For-Sale Securities, Pledged as Collateral						243,769

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$60,664	$29,967	$15,190	$7,375	$—	$113,196
12 Months or Longer	33,849	4,597	11,841	6,063	—	56,350
Total	$94,513	$34,564	$27,031	$13,438	$—	$169,546
Number of Securities in a Continuous Loss Position	26	107	13	19	—	165

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$336	$120	$108	$92	$—	$656
12 Months or Longer	59	21	149	262	—	491
Total	$395	$141	$257	$354	$—	$1,147

# 69

The following table is the schedule of Held-To-Maturity Securities at December 31, 2014 and 2013:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2014
Held-To-Maturity Securities, at Amortized Cost	$188,472	$112,552	$1,000	$302,024
Held-To-Maturity Securities, at Fair Value	193,252	114,314	1,000	308,566
Gross Unrealized Gains	4,935	1,770	—	6,705
Gross Unrealized Losses	155	8	—	163
Held-To-Maturity Securities, Pledged as Collateral				282,640

Maturities of Debt Securities, at Amortized Cost:
Within One Year	34,163	—	—	34,163
From 1 - 5 Years	88,866	36,649	—	125,515
From 5 - 10 Years	63,394	75,903	—	139,297
Over 10 Years	2,049	—	1,000	3,049

Maturities of Debt Securities, at Fair Value:
Within One Year	34,236	—	—	34,236
From 1 - 5 Years	91,148	37,133	—	128,281
From 5 - 10 Years	65,728	77,181	—	142,909
Over 10 Years	2,140	—	1,000	3,140

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$2,143	$4,581	$—	$6,724
12 Months or Longer	16,033	—	—	16,033
Total	$18,176	$4,581	$—	$22,757
Number of Securities in a Continuous Loss Position	74	1	—	75

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$17	$8	$—	$25
12 Months or Longer	138	—	—	138
Total	$155	$8	$—	$163

December 31, 2013
Held-To-Maturity Securities, at Amortized Cost	$198,206	$100,055	$1,000	$299,261
Held-To-Maturity Securities, at Fair Value	202,390	98,915	1,000	302,305
Gross Unrealized Gains	4,762	24	—	4,786
Gross Unrealized Losses	578	1,164	—	1,742
Held-To-Maturity Securities, Pledged as Collateral				298,261

# 70

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$23,633	$85,339	$—	$108,972
12 Months or Longer	5,111	—	—	5,111
Total	$28,744	$85,339	$—	$114,083
Number of Securities in a Continuous Loss Position	101	36	—	137

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$519	$1,164	$—	$1,683
12 Months or Longer	59	—	—	59
Total	$578	$1,164	$—	$1,742

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

In the available-for-sale category at December 31, 2014, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $137.5 million and a fair value of $137.6 million. Mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $23.0 million and a fair value of $23.6 million and GSE securities with an amortized cost of $101.7 million and a fair value of $105.2 million. In the held-to-maturity category at December 31, 2014, mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $4.4 million and a fair value of $4.5 million and GSE securities with an amortized cost of $108.1 million and a fair value of $109.8 million.

In the available-for-sale category at December 31, 2013, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $136.9 million and a fair value of $136.5 million. Mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $31.5 million and a fair value of $32.2 million and GSE securities with an amortized cost of $139.8 million and a fair value of $143.6 million. In the held-to-maturity category at December 31, 2013, mortgage-backed securities-residential consisted of GSEs with an amortized cost of $100.1 million and a fair value of $98.9 million.

Securities in a continuous loss position, in the tables above for December 31, 2014 and December 31, 2013 do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. agency issues, including mortgage-backed securities, are all rated Aaa by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to December 31, 2014, there were no securities downgraded below investment grade.

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

Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock

Federal Reserve Bank and Federal Home Loan Bank Stock are carried at cost.

	December 31,
	2014	2013
Federal Reserve Bank Stock	$1,048	$1,035
Federal Home Loan Bank Stock	3,803	5,246
Total Federal Reserve Bank and Federal Home Loan Bank Stock	$4,851	$6,281

# 71

Note 5:	LOANS (Dollars In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of December 31, 2014 and December 31, 2013 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.

Schedule of Past Due Loans by Loan Category
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
December 31, 2014
Loans Past Due 30-59 Days	$124	$—	$432	$30	$4,137	$482	$5,205
Loans Past Due 60-89 Days	154	—	7	4	1,221	1,495	2,881
Loans Past Due 90 or More Days	345	—	1,832	3	203	2,999	5,382
Total Loans Past Due	623	—	2,271	37	5,561	4,976	13,468
Current Loans	98,888	18,815	319,026	7,628	423,815	531,628	1,399,800
Total Loans	$99,511	$18,815	$321,297	$7,665	$429,376	$536,604	$1,413,268

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$—	$—	$537	$537
Nonaccrual Loans	$473	$—	$2,071	$4	$411	$3,940	$6,899

December 31, 2013
Loans Past Due 30-59 Days	$304	$—	$200	$37	$3,233	$529	$4,303
Loans Past Due 60-89 Days	601	—	1,200	19	1,041	1,527	4,388
Loans Past Due 90 or more Days	177	—	2,034	—	98	3,113	5,422
Total Loans Past Due	1,082	—	3,434	56	4,372	5,169	14,113
Current Loans	86,811	27,815	284,685	7,593	389,832	455,623	1,252,359
Total Loans	$87,893	$27,815	$288,119	$7,649	$394,204	$460,792	$1,266,472

Loans 90 or More Days Past Due and Still Accruing Interest	$28	$—	$—	$—	$—	$624	$652
Nonaccrual Loans	$352	$—	$2,048	$—	$219	$3,860	$6,479

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

Commercial Construction - The Company offers commercial construction and land development loans to finance projects within the communities that we serve. Many projects will ultimately be used by the borrowers’ businesses, while others are developed for resale. These real estate loans are secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and both owner-occupied and non-owner-occupied facilities. There is enhanced risk during the construction period, since the loan is secured by an incomplete project.

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

# 72

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

Allowance for Loan Losses

The following table presents a rollforward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total

Rollfoward of the Allowance for Loan Losses for the Year Ended:
December 31, 2013	$1,886	$417	$3,545	$272	$4,206	$3,026	$1,082	$14,434
Charge-offs	(212)	—	—	(41)	(677)	(91)		(1,021)
Recoveries	86	—	—	6	217	—		309
Provision	340	(135)	301	22	1,205	434	(319)	1,848
December 31, 2014	$2,100	$282	$3,846	$259	$4,951	$3,369	$763	$15,570

December 31, 2012	$2,344	$601	$3,050	$304	$4,536	$3,405	$1,058	$15,298
Charge-offs	(926)	—	(11)	(28)	(431)	(15)	—	(1,411)
Recoveries	88	—	—	3	256	—	—	347
Provision	380	(184)	506	(7)	(155)	(364)	24	200
December 31, 2013	$1,886	$417	$3,545	$272	$4,206	$3,026	$1,082	$14,434

December 31, 2011	$1,927	$602	$3,136	$350	$4,496	$3,414	$1,078	$15,003
Charge-offs	(90)	—	(206)	(52)	(401)	(33)	—	(782)
Recoveries	23	—	—	9	200	—	—	232
Provision	484	(1)	120	(3)	241	24	(20)	845
December 31, 2012	$2,344	$601	$3,050	$304	$4,536	$3,405	$1,058	$15,298

# 73

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
December 31, 2014
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$109	$—	$109
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$2,100	$282	$3,846	$259	$4,951	$3,260	$763	$15,461
Ending Loan Balance - Individually Evaluated for Impairment	$494	$—	$1,492	$—	$118	$2,237	$—	$4,341
Ending Loan Balance - Collectively Evaluated for Impairment	$99,017	$18,815	$319,805	$7,665	$429,258	$534,367	$—	$1,408,927

December 31, 2013
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,886	$417	$3,545	$272	$4,206	$3,026	$1,082	$14,434
Ending Loan Balance - Individually Evaluated for Impairment	$221	$—	$1,785	$—	$173	$2,309	$—	$4,488
Ending Loan Balance - Collectively Evaluated for Impairment	$87,672	$27,815	$286,334	$7,649	$394,031	$458,483	$—	$1,261,984

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
The remainder of the portfolio is evaluated on a pooled basis, as described below. For each homogeneous loan pool, we estimate a total loss factor based on the historical net loss rates adjusted for applicable qualitative factors. We update the total loss factors assigned to each loan category on a quarterly basis. Our indirect automobile loan portfolio reflects a modest shift, since mid 2013, to a slightly larger percentage of loans within the portfolio comprised of loans to individuals with lower credit scores. For the commercial, commercial construction, and commercial real estate categories, we further segregate the loan categories by credit risk profile (pools of loans graded pass, special mention and accruing substandard). Additional description of the credit risk classifications is detailed in the Credit Quality Indicators section of this note.
We determine the historical net loss rate for each loan category using a trailing three-year net charge-off average. While historical net loss experience provides a reasonable starting point for our analysis, historical net losses, or even recent trends in net losses, do not by themselves form a sufficient basis to determine the appropriate level of the allowance for loan losses.

# 74

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

Loan Credit Quality Indicators

The following table presents the credit quality indicators by loan category at December 31, 2014 and December 31, 2013:

Loan Credit Quality Indicators
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
December 31, 2014
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$85,949	$18,815	$298,932				$403,696
Special Mention	2,442	—	3,718				6,160
Substandard	11,120	—	18,647				29,767
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				$7,661	$428,965	$532,127	968,753
Nonperforming				4	411	4,477	4,892

December 31, 2013
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$79,966	$27,815	$267,612				$375,393
Special Mention	204	—	634				838
Substandard	7,723	—	19,873				27,596
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				$7,649	$393,985	$456,308	$857,942
Nonperforming				—	219	4,484	4,703

For the purposes of the table above, nonperforming automobile, residential and other consumer loans are those loans on nonaccrual status or are 90 days or more past due and still accruing interest.

For the allowance calculation, we use an internally developed system of five credit quality indicators to rate the credit worthiness of each commercial loan defined as follows:

# 75

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

# 76

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded allowance or no recorded allowance:

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
December 31, 2014
Recorded Investment:
With No Related Allowance	$494	$—	$1,492	$—	$118	$1,678	$3,782
With a Related Allowance	—	—	—	—	—	559	559
Unpaid Principal Balance:
With No Related Allowance	$494	$—	$1,492	$—	$118	$1,678	$3,782
With a Related Allowance	—	—	—	—	—	559	559

December 31, 2013
Recorded Investment:
With No Related Allowance	$221	$—	$1,785	$—	$173	$2,309	$4,488
With a Related Allowance	—	—	—	—	—	—	$—
Unpaid Principal Balance:
With No Related Allowance	$221	$—	$1,785	$—	$173	$2,309	$4,488
With a Related Allowance	—	—	—	—	—	—	$—

For the Year-To-Date Period Ended:
December 31, 2014
Average Recorded Balance:
With No Related Allowance	$348	$—	$1,492	$—	$121	$1,673	$3,634
With a Related Allowance	—	—	—	—	—	546	$546

Interest Income Recognized:
With No Related Allowance	$11	$—	$—	$—	$7	$1	$19
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—	—	—
Related Allowance	—	—	—	—	—	109	$109

December 31, 2013
Average Recorded Balance:
With No Related Allowance	$133	$—	$2,157	$—	$188	$1,700	$4,178
With a Related Allowance	694	—	—	—	—	—	$694
Interest Income Recognized:
With No Related Allowance	$4	$—	$—	$—	$9	$8	$21
With a Related Allowance	—	—	—	—	—	—	$—
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—	—	$—

December 31, 2012
Average Recorded Balance:
With No Related Allowance	$56	$—	$2,241	$—	$236	$1,599	$4,132
With a Related Allowance	$694	$—	$—	$—	$—	$—	$694
Interest Income Recognized:
With No Related Allowance	$6	$—	$64	$—	$12	$9	$91
With a Related Allowance	—	—	—	—	—	—	$—
Cash Basis Income:
With No Related Allowance	$—	$—	$64	$—	$—	$—	$64
With a Related Allowance	$—	$—	$—	$—	$—	$—	$—

# 77

At December 31, 2014 and December 31, 2013, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated:

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
For the Year Ended:
December 31, 2014
Number of Loans	—	—	—	—	4	1	5
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$36	$574	$610
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$36	$574	$610
Subsequent Default, Number of Contracts	—	—	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—	—	—

December 31, 2013
Number of Loans	1	—	—	—	9	—	10
Pre-Modification Outstanding Recorded Investment	$169	$—	$—	$—	$88	$—	$257
Post-Modification Outstanding Recorded Investment	$200	$—	$—	$—	$88	$—	$288
Subsequent Default, Number of Contracts	—	—	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—	—	—

December 31, 2012
Number of Loans	—	—	2	—	17	—	19
Pre-Modification Outstanding Recorded Investment	$—	$—	$47	$—	$160	$—	$207
Post-Modification Outstanding Recorded Investment	$—	$—	$47	$—	$160	$—	$207
Subsequent Default, Number of Contracts	—	—	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—	—	—
In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of December 31, 2014 or December 31, 2013.

# 78

Schedule of Supplemental Loan Information

	2014	2013
Supplemental Information:
Unamortized deferred loan origination costs, net of deferred loan origination fees, included in the above balances	$2,771	$2,152
Overdrawn deposit accounts, included in the above balances	973	501
Pledged loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank of New York	313,355	270,372
Residential real estate loans serviced for Freddie Mac, not included in the balances above	158,598	156,593
Loans held for sale at period-end, included in the above balances	398	64
Loans to Related Parties:
Balance at beginning of year	$7,769	$17,447
Adjustment due to change in composition of related parties	—	(8,819)
New loans and renewals, during the year	694	2,253
Repayments, during the year	(2,460)	(3,112)
Balance at end of year	$6,003	$7,769

Note 6:	PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 2014 and 2013 is presented below:

	2014	2013
Land and Bank Premises	$35,062	$35,114
Equipment, Furniture and Fixtures	22,003	20,851
Leasehold Improvements	1,218	1,190
Total Cost	58,283	57,155
Accumulated Depreciation and Amortization	(29,795)	(28,001)
Net Premises and Equipment	$28,488	$29,154

Amounts charged to expense for depreciation totaled $2,238, $1,928 and $1,521 in 2014, 2013 and 2012, respectively.

# 79

Note 7:	OTHER INTANGIBLE ASSETS (In Thousands)

The following table presents information on Arrow’s other intangible assets (other than goodwill) as of December 31, 2014, 2013 and 2012:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Customer Intangibles[1]	Total
Gross Carrying Amount, December 31, 2014	$2,247	$1,715	$4,451	$8,413
Accumulated Amortization	(2,237)	(883)	(1,668)	(4,788)
Net Carrying Amount, December 31, 2014	$10	$832	$2,783	$3,625
Gross Carrying Amount, December 31, 2013	$2,247	$1,582	$4,451	$8,280
Accumulated Amortization	(2,186)	(622)	(1,332)	(4,140)
Net Carrying Amount, December 31, 2013	$61	$960	$3,119	$4,140

Rollforward of Intangible Assets:
Balance, December 31, 2011	$286	$599	$3,864	$4,749
Intangible Assets Acquired	—	417	—	417
Amortization of Intangible Assets	(133)	(157)	(384)	(674)
Balance, December 31, 2012	153	859	3,480	4,492
Intangible Assets Acquired	—	331	—	331
Amortization of Intangible Assets	(92)	(230)	(361)	(683)
Balance, December 31, 2013	61	960	3,119	4,140
Intangible Assets Acquired	—	133	—	133
Amortization of Intangible Assets	(51)	(261)	(336)	(648)
Balance, December 31, 2014	$10	$832	$2,783	$3,625

1 Amortization of depositor intangibles and customer intangibles are reported in the consolidated statements of income as a component of other operating expense.
2 Amortization of mortgage servicing rights is reported in the consolidated statements of income as a reduction of mortgage servicing fee income, which is included with fees for other services to customers.

The following table presents the remaining estimated annual amortization expense for Arrow's intangible assets as of December 31, 2014:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Customer Intangibles[1]	Total
Estimated Annual Amortization Expense:
2015	$10	$252	$319	$581
2016	—	232	301	533
2017	—	172	281	453
2018	—	118	263	381
2019	—	45	245	290
Later Years	—	13	1,374	1,387
Total	$10	$832	$2,783	$3,625

1 Amortization of depositor intangibles and customer intangibles are reported in the consolidated statements of income as a component of other operating expense.
2 Amortization of mortgage servicing rights is reported in the consolidated statements of income as a reduction of mortgage servicing fee income, which is included with fees for other services to customers.

# 80

Note 8:	GUARANTEES (Dollars In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of December 31, 2014 and 2013:

Balance at December 31,	2014	2013
Notional Amount:
Commitments to Extend Credit	$249,803	$237,940
Standby Letters of Credit	3,317	3,345
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	39	65

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at December 31, 2014 and 2013 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2014 and 2013 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 81

Note 9:	TIME DEPOSITS (Dollars In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2014:

Year of Maturity	Total Time Deposits
2015	$124,406
2016	28,487
2017	19,869
2018	11,845
2019	17,126
2020 and Beyond	4,110
Total	$205,843

Note 10:	DEBT (Dollars in Thousands)

Schedule of Short-Term Borrowings:

	2014	2013
Balances at December 31:
Overnight Advances from the Federal Home Loan Bank of New York	$41,000	$53,000
Securities Sold Under Agreements to Repurchase	19,421	11,777
Total Short-Term Borrowings	$60,421	$64,777

Maximum Borrowing Capacity at December 31:
Federal Funds Purchased	$35,000	$30,000
Overnight Advances from the Federal Home Loan Bank of New York	203,885	214,000
Federal Reserve Bank of New York	307,159	302,000

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

Maturity Schedule of FHBLNY Term Advances:

	Balances		Weighted Average Rate

Final Maturity	2014	2013	2014	2013
First Year	$10,000	$10,000	3.88%	1.43%
Second Year	—	10,000	—%	3.88%
Third Year	—	—	—%	—%
Total	$10,000	$20,000	3.88%	2.66%

# 82

Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

During 2014, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2014, 2013 and 2012 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the consolidated statements of income for the three years.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	2014	2013
ACST II
Balance at December 31,	$10,000	$10,000
Period-End Interest Rate	3.38%	3.40%

ACST III
Balance at December 31,	$10,000	$10,000
Period-End Interest Rate	2.23%	2.25%

# 83

Note 11:	COMPREHENSIVE INCOME (Dollars In Thousands)

The following table presents the components of other comprehensive income for the years ended December 31, 2014, 2013 and 2012:

Schedule of Comprehensive Income
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
2014
Net Unrealized Securities Holding Gains Arising During the Period	$356	$(124)	$232
Reclassification Adjustment for Securities Gains Included in Net Income	(110)	43	(67)
Net Retirement Plan Loss	(4,610)	1,764	(2,846)
Net Retirement Plan Prior Service Credit	(570)	223	(347)
Amortization of Net Retirement Plan Actuarial Loss	474	(186)	288
Accretion of Net Retirement Plan Prior Service Credit	(87)	34	(53)
Other Comprehensive Income	$(4,547)	$1,754	$(2,793)

2013
Net Unrealized Securities Holding Gains Arising During the Period	$(4,843)	$1,918	$(2,925)
Reclassification Adjustment for Securities Gains Included in Net Income	(540)	214	(326)
Net Retirement Plan Gain	10,640	(4,215)	6,425
Amortization of Net Retirement Plan Actuarial Loss	1,513	(599)	914
Accretion of Net Retirement Plan Prior Service Credit	2	(1)	1
Other Comprehensive Income	$6,772	$(2,683)	$4,089

2012
Net Unrealized Securities Holding Gains Arising During the Period	$(1,094)	$433	$(661)
Reclassification Adjustment for Securities Gains Included in Net Income	(865)	343	(522)
Net Retirement Plan Loss	(2,218)	878	(1,340)
Net Retirement Plan Prior Service Credit	(405)	160	(245)
Amortization of Net Retirement Plan Actuarial Loss	1,677	(664)	1,013
Accretion of Net Retirement Plan Prior Service Credit	(20)	8	(12)
Other Comprehensive Income	$(2,925)	$1,158	$(1,767)

# 84

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Year-To-Date periods ended:

December 31, 2013	$2,374	$(6,697)	$(50)	$(4,373)
Other comprehensive income (loss) before reclassifications	232	(2,846)	(347)	(2,961)
Amounts reclassified from accumulated other comprehensive income (loss)	(67)	288	(53)	168
Net current-period other comprehensive income	165	(2,558)	(400)	(2,793)
December 31, 2014	$2,539	$(9,255)	$(450)	$(7,166)

December 31, 2012	$5,625	$(14,036)	$(51)	$(8,462)
Other comprehensive income (loss) before reclassifications	(2,925)	6,425	—	3,500
Amounts reclassified from accumulated other comprehensive income (loss)	(326)	914	1	589
Net current-period other comprehensive income	(3,251)	7,339	1	4,089
December 31, 2013	$2,374	$(6,697)	$(50)	$(4,373)

December 31, 2011	$6,808	$(13,709)	$206	$(6,695)
Other comprehensive income (loss) before reclassifications	(661)	(1,340)	(245)	(2,246)
Amounts reclassified from accumulated other comprehensive income (loss)	(522)	1,013	(12)	479
Net current-period other comprehensive income	(1,183)	(327)	(257)	(1,767)
December 31, 2012	$5,625	$(14,036)	$(51)	$(8,462)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 85

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

December 31, 2014

Unrealized gains and losses on available-for-sale securities
	$110		Gain on Securities Transactions, Net
	110		Total before tax
	(43)		Provision for Income Taxes
	$67		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$87	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(474)	(2)	Salaries and Employee Benefits
	(387)		Total before tax
	152		Provision for Income Taxes
	$(235)		Net of tax

Total reclassifications for the period	$(168)		Net of tax

December 31, 2013

Unrealized gains and losses on available-for-sale securities
	$540		Gain on Securities Transactions, Net
	540		Total before tax
	(214)		Provision for Income Taxes
	$326		Net of tax

Amortization of defined benefit pension items
Prior-service costs	(2)	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(1,513)	(2)	Salaries and Employee Benefits
	(1,515)		Total before tax
	600		Provision for Income Taxes
	$(915)		Net of tax

Total reclassifications for the period	$(589)		Net of tax

# 86

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

December 31, 2012

Unrealized gains and losses on available-for-sale securities
	$865		Gain on Securities Transactions, Net
	865		Total before tax
	(343)		Provision for Income Taxes
	$522		Net of tax

Amortization of defined benefit pension items
Prior-service costs	20	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(1,677)	(2)	Salaries and Employee Benefits
	(1,657)		Total before tax
	656		Provision for Income Taxes
	$(1,001)		Net of tax

Total reclassifications for the period	$(479)		Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension footnote for additional details).

# 87

Note 12:	STOCK BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

Arrow has established two stock based compensation plans: an Incentive and Non-qualified Stock Option Plan (Stock Option Plan) and an Employee Stock Ownership Plan (ESOP).  All share and per share data have been adjusted for the September 2014 2% stock dividend.

Stock Option Plan

Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

Roll Forward Schedule of Stock Option Plan by Shares and Weighted Average Exercise Prices

Stock Option Plans
Roll Forward of Shares Outstanding:
Outstanding at January 1, 2014	397,177
Granted	75,518
Exercised	(62,269)
Forfeited	(8,984)
Outstanding at December 31, 2014	401,442
Exercisable at December 31, 2014	266,654
Vested and Expected to Vest	134,788

Roll Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2014	$22.44
Granted	24.51
Exercised	23.35
Forfeited	23.89
Outstanding at December 31, 2014	22.66
Exercisable at December 31, 2014	21.74
Vested and Expected to Vest	24.47

Weighted Average Remaining Contractual Life (in years):
Outstanding at December 31, 2014	5.83
Exercisable at December 31, 2014	4.67
Vested and Expected to Vest	8.13

Aggregate Intrinsic Value:
Outstanding at December 31, 2014	$1,939
Exercisable at December 31, 2014	1,533
Vested and Expected to Vest	406

Shares Available for Grant at Period-End	445,000

# 88

Schedule of Shares Authorized Under the Stock Option Plan by Exercise Price Range

	Exercise Price Ranges
	$18.71 to $19.48	$20.82	$21.83	$23.30 to $23.95	$24.51 to $25.27	Total
Outstanding Options at December 31, 2014
Number of Shares Outstanding	72,516	27,470	64,829	153,236	83,391	401,442
Weighted-Average Remaining Contractual Life (in years)	3.69	1.92	5.08	6.66	8.05	5.83
Weighted-Average Exercise Price	$19.24	$20.82	$21.83	$23.61	$24.60	$22.55

Exercisable Options at December 31, 2014
Number of Shares Outstanding	72,516	27,470	64,829	92,333	9,506	266,654
Weighted-Average Remaining Contractual Life (in years)	3.69	1.92	5.08	6.44	8.05	4.67
Weighted-Average Exercise Price	$19.24	$20.82	$21.83	$23.56	$25.27	$21.74

Schedule of Other Stock Option Plan Information

	2014	2013	2012
Shares Granted	75,518	10,404	78,848
Weighted Average Grant Date Information:
Fair Value of Options Granted	$5.92	$5.35	$5.77
Fair Value Assumptions:
Dividend Yield	3.97%	4.20%	3.93%
Expected Volatility	35.30%	36.57%	37.43%
Risk Free Interest Rate	2.19%	1.31%	1.22%
Expected Lives (in years)	6.85	6.71	6.46

Amount Expensed During the Year	$360	$372	$424
Compensation Costs for Non-vested Awards Not Yet Recognized	478	420	737
Weighted Average Expected Vesting Period, In Years	1.68	1.45	1.71
Proceeds From Stock Options Exercised	$1,454	$1,254	$2,105
Tax Benefits Related to Stock Options Exercised	25	23	68
Intrinsic Value of Stock Options Exercised	170	267	2,434

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

Schedule of ESOP Compensation Expense

	2014	2013	2012
ESOP Compensation Expense	$800	$600	$550

As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.
Shares pledged as collateral are reported as unallocated ESOP shares in stockholders’ equity.  As shares are released from collateral, Arrow reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.  The ESOP shares as of December 31, 2014 were as follows:

# 89

Schedule of Shares in ESOP Plan

ESOP Plan Shares:	2014
Allocated Shares	690,853
Shares Released for Allocation During 2013	17,300
Unallocated Shares	71,748
Total ESOP Shares	779,901

Market Value of Unallocated Shares	$1,972

Note 13:	RETIREMENT BENEFIT PLANS (Dollars in Thousands)

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
As of December 31, 2014, Arrow updated its mortality assumption to the RP-2014 Mortality Table for annuitants and non-annuitants with projected generational mortality improvements using Scale MP-2014. The revised assumption resulted in an increase in postretirement liabilities.
The following tables set forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Defined Benefit Plan Funded Status
December 31, 2014
Fair Value of Plan Assets	$45,704	$—	$—
Benefit Obligation	36,966	5,072	9,170
Funded Status of Plan	$8,738	$(5,072)	$(9,170)

December 31, 2013
Fair Value of Plan Assets	$44,653	$—	$—
Benefit Obligation	33,259	4,459	7,619
Funded Status of Plan	$11,394	$(4,459)	$(7,619)

Change in Benefit Obligation
Benefit Obligation, at January 1, 2014	$33,259	$4,459	$7,619
Service Cost	1,410	10	173
Interest Cost	1,621	206	374
Plan Participants' Contributions	—	—	383
Amendments	—	—	570
Actuarial Gain	2,909	870	884
Benefits Paid	(2,233)	(473)	(833)
Benefit Obligation, at December 31, 2014	$36,966	$5,072	$9,170

# 90

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Benefit Obligation, at January 1, 2013	$37,046	$5,324	$9,213
Service Cost	1,506	—	211
Interest Cost	1,261	163	308
Plan Participants' Contributions	—	—	368
Amendments	—	—	—
Actuarial Loss	(3,820)	(555)	(1,648)
Benefits Paid	(2,734)	(473)	(833)
Benefit Obligation, at December 31, 2013	$33,259	$4,459	$7,619

Change in Fair Value of Plan Assets
Fair Value of Plan Assets, at January 1, 2014	$44,653	$—	$—
Actual Return on Plan Assets	3,284	—	—
Employer Contributions	—	473	450
Plan Participants' Contributions	—	—	383
Benefits Paid	(2,233)	(473)	(833)
Fair Value of Plan Assets, at December 31, 2014	$45,704	$—	$—

Change in Fair Value of Plan Assets, continued
Fair Value of Plan Assets, at January 1, 2013	$39,880	$—	$—
Actual Return on Plan Assets	7,507	—	—
Employer Contributions	—	473	465
Plan Participants' Contributions	—	—	368
Benefits Paid	(2,734)	(473)	(833)
Fair Value of Plan Assets, at December 31, 2013	$44,653	$—	$—

Accumulated Benefit Obligation at December 31, 2014	$36,530	$5,072	$9,170

Amounts Recognized in the Consolidated Balance Sheets
December 31, 2014
Prepaid Pension Asset	$8,738	$—	—
Accrued Benefit Liability	—	(5,072)	(9,170)
Net Benefit Recognized	$8,738	$(5,072)	$(9,170)

December 31, 2013
Prepaid Pension Asset	$11,394	$—	—
Accrued Benefit Liability	—	(4,459)	(7,619)
Net Benefit Recognized	$11,394	$(4,459)	$(7,619)

Amounts Recognized in Other Comprehensive Income (Loss)
For the Year Ended December 31, 2014
Net Unamortized Gain Arising During the Period	$2,855	$871	$884
Net Prior Service Cost Arising During the Period	—	—	570
Amortization of Net Loss	(356)	(93)	(25)
Amortization of Prior Service (Cost) Credit	45	(72)	114
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$2,544	$706	$1,543

For the Year Ended December 31, 2013
Net Unamortized Loss Arising During the Period	$(8,438)	$(554)	$(1,648)
Net Prior Service Cost Arising During the Period	—	—	—
Amortization of Net Loss	(1,231)	(140)	(142)
Amortization of Prior Service (Cost) Credit	(37)	(79)	114
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$(9,706)	$(773)	$(1,676)

# 91

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
For the Year Ended December 31, 2012
Net Unamortized Loss Arising During the Period	$1,286	$441	$491
Net Prior Service Cost Arising During the Period	—	405	—
Amortization of Net Loss	(1,387)	(156)	(134)
Amortization of Prior Service (Cost) Credit	(41)	(53)	114
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$(142)	$637	$471

Accumulated Other Comprehensive Income
December 31, 2014
Net Actuarial Loss	$10,856	$2,452	$1,919
Prior Service (Credit) Cost	(210)	570	379
Total Accumulated Other Comprehensive Income, Before Tax	$10,646	$3,022	$2,298

December 31, 2013
Net Actuarial Loss	$8,357	$1,674	$1,060
Prior Service (Credit) Cost	(255)	642	(305)
Total Accumulated Other Comprehensive Income, Before Tax	$8,102	$2,316	$755
Amounts that will be Amortized from Accumulated Other Comprehensive Income the Next Year
Net Actuarial Loss	$556	$121	$95
Prior Service (Credit) Cost	$(83)	$58	$(31)

Net Periodic Benefit Cost
For the Year Ended December 31, 2014
Service Cost	$1,410	$10	$173
Interest Cost	1,621	206	374
Expected Return on Plan Assets	(3,230)	—	—
Amortization of Prior Service (Credit) Cost	(45)	72	(114)
Amortization of Net Loss	356	93	25
Net Periodic Benefit Cost	$112	$381	$458

For the Year Ended December 31, 2013
Service Cost	$1,506	$—	$211
Interest Cost	1,261	163	308
Expected Return on Plan Assets	(2,889)	—	—
Amortization of Prior Service (Credit) Cost	37	79	(114)
Amortization of Net Loss	1,232	139	142
Net Periodic Benefit Cost	$1,147	$381	$547

For the Year Ended December 31, 2012
Service Cost	$1,467	$87	$202
Interest Cost	1,436	190	338
Expected Return on Plan Assets	(2,865)	—	—
Amortization of Prior Service (Credit) Cost	41	53	(114)
Amortization of Net Loss	1,387	156	134
Net Periodic Benefit Cost	$1,466	$486	$560

Weighted-Average Assumptions Used in Calculating Benefit Obligation
December 31, 2014
Discount Rate	4.31%	4.26%	4.31%
Rate of Compensation Increase	3.50%	3.50%	3.50%

# 92

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Interest Rate Credit for Determining Projected Cash Balance Account	3.04%
Interest Rate to Annuitize Cash Balance Account	4.75%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	4.75%	4.75%

December 31, 2013
Discount Rate	5.10%	4.85%	5.10%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	4.00%
Interest Rate to Annuitize Cash Balance Account	5.25%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	5.25%	5.25%

Weighted-Average Assumptions Used in Calculating Net Periodic Benefit Cost
December 31, 2014
Discount Rate	5.10%	4.85%	5.10%
Expected Long-Term Return on Plan Assets	7.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	4.00%
Interest Rate to Annuitize Cash Balance Account	5.25%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	5.25%	5.25%

December 31, 2013
Discount Rate	3.55%	3.15%	3.55%
Expected Long-Term Return on Plan Assets	7.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%
Interest Rate to Annuitize Cash Balance Account	4.50%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	4.50%	4.50%

December 31, 2012
Discount Rate	4.05%	4.05%	4.05%
Expected Long-Term Return on Plan Assets	7.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.25%
Interest Rate to Annuitize Cash Balance Account	5.00%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	5.00%	5.00%

# 93

Schedule of Defined Benefit Plan Disclosures Information about Defined Benefit Plan Assets - Employees' Pension Plan

Fair Value Measurements Using:
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percent of Total	Target Allocation Minimum	Target Allocation Maximum
December 31, 2014
Cash	$20	$—	$—	$20	—%	—%	15.0%
Interest-Bearing Money Market Fund	4,322	—	—	4,322	9.5%	—%	15.0%
Arrow Common Stock[1]	4,551	—	—	4,551	10.0%	—%	10.0%
North Country Funds - Equity [2]	18,975	—	—	18,975	41.4%
Other Mutual Funds - Equity	10,954	—	—	10,954	24.0%
Total Equity Funds	29,929	—	—	29,929	65.4%	66.0%	85.0%
North Country Funds - Fixed income [2]	5,436	—	—	5,436	11.9%
Other Mutual Funds - Fixed Income	1,446	—	—	1,446	3.2%
Total Fixed Income Funds	6,882	—	—	6,882	15.1%	15.0%	30.0%
Total	$45,704	$—	$—	$45,704	100.0%

December 31, 2013
Cash	$7	$—	$—	$7	—%	—%	15.0%
Interest-Bearing Money Market Fund	3,941	—	—	3,941	8.8%	—%	15.0%
Arrow Common Stock[1]	4,291	—	—	4,291	9.6%	—%	10.0%
North Country Funds - Equity [2]	17,419	—	—	17,419	39.1%
Other Mutual Funds - Equity	14,338	—	—	14,338	32.1%
Total Equity Funds	31,757	—	—	31,757	71.2%	55.0%	85.0%
North Country Funds - Fixed income [2]	4,309	—	—	4,309	9.6%
Other Mutual Funds - Fixed Income	348	—	—	348	0.8%
Total Fixed Income Funds	4,657	—	—	4,657	10.4%	10.0%	30.0%
Total	$44,653	$—	$—	$44,653	100.0%

1 Acquisition of Arrow Financial Corporation common stock was under 10% of the total fair value of the employee's pension plan assets at the time of acquisition.
2 The North Country Funds - Equity and the North Country Funds - Fixed Income are publicly traded mutual funds advised by Arrow's subsidiary, North Country Investment Advisers, Inc.

# 94

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Expected Future Benefit Payments
2015	$2,163	$438	$536
2016	2,334	429	554
2017	2,356	419	565
2018	2,253	409	584
2019	2,256	399	615
2020 - 2024	12,799	1,826	3,323

Estimated Contributions During 2015	$—	$438	$536

Assumed Health Care Cost Trend Rates
December 31, 2014
Health Care Cost Trend Rate Assumed for Next Year			8.00%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			3.89%
Year that the Rate Reaches the Ultimate Trend Rate			2075

December 31, 2013
Health Care Cost Trend Rate Assumed for Next Year			8.50%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			5.00%
Year that the Rate Reaches the Ultimate Trend Rate			2021

Effect of a One-Percentage Point Change in Assumed Health Care Cost Trend Rates
Effect of a One Percentage Point Increase on Service and Interest Cost Components			$60
Effect of a One Percentage Point Decrease on Service and Interest Cost Components			(49)
Effect of a One Percentage Point Increase on Accumulated Postretirement Benefit Obligation			782
Effect of a One Percentage Point Decrease on Accumulated Postretirement Benefit Obligation			(664)

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

# 95

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

Cash Flows - We were not required to make any contribution to our qualified pension plan in 2014.    Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.

Note 14:	OTHER EXPENSES (Dollars In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	2014	2013	2012
Computer Services	$3,659	$3,261	$2,263
Legal and Other Professional Fees	1,836	1,823	1,962
Postage and Courier	1,084	1,046	1,040
Stationery and Printing	851	905	975
Advertising and Promotion	886	879	831
Telephone and Communications	746	804	808
Intangible Asset Amortization	387	452	518
All Other	3,531	3,486	3,243
Total Other Operating Expense	$12,980	$12,656	$11,640

# 96

Note 15:	INCOME TAXES (Dollars In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2014	2013	2012
Federal	$9,270	$7,933	$8,763
State	1,203	852	1,251
Total Current Tax Expense	10,473	8,785	10,014
Deferred Tax Expense (Benefit):
Federal	(315)	172	(290)
State	16	122	(63)
Total Deferred Tax Expense (Benefit)	(299)	294	(353)
Total Provision for Income Taxes	$10,174	$9,079	$9,661

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 2014, 2013 and 2012 to pre-tax income as a result of the following:

	2014	2013	2012
Computed Tax Expense at Statutory Rate	$11,737	$10,806	$11,144
Increase (Decrease) in Income Taxes Resulting From:
Tax-Exempt Income	(2,215)	(2,238)	(2,132)
Nondeductible Interest Expense	51	80	95
State Taxes, Net of Federal Income Tax Benefit	791	633	814
Other Items, Net	(190)	(202)	(260)
Total Provision for Income Taxes	$10,174	$9,079	$9,661

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below:

	2014	2013
Deferred Tax Assets:
Allowance for Loan Losses	$6,113	$5,794
Pension and Deferred Compensation Plans	3,885	3,999
Pension Liability Included in Accumulated Other Comprehensive Income	6,263	4,426
Other	614	566
Total Gross Deferred Tax Assets	16,875	14,785
Valuation Allowance for Deferred Tax Assets	—	—
Total Gross Deferred Tax Assets, Net of Valuation Allowance	$16,875	$14,785
Deferred Tax Liabilities:
Pension Plans	$7,604	$7,724
Depreciation	1,222	1,561
Deferred Income	3,927	3,526
Net Unrealized Gains on Securities Available-for-Sale Included in Accumulated Other Comprehensive Income	1,638	1,557
Goodwill	5,242	5,230
Total Gross Deferred Tax Liabilities	$19,633	$19,598

Management believes that the realization of the recognized net deferred tax assets at December 31, 2014 and 2013 is more likely than not, based on existing loss carryback ability, available tax planning strategies and expectations as to future taxable income.
Interest and penalties are recorded as a component of the provision for income taxes, if any.  Tax years 2011 through 2014 are subject to Federal examination. Tax years 2013 and 2014 are subject to New York State examination. Tax years 2010 to 2012 are currently under New York State examination. We do not expect any material changes to our provisions for state taxes for those years as a result of the examination.

# 97

Note 16:	EARNINGS PER SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for each of the years in the three-year period ended December 31, 2014.  All share and per share amounts have been adjusted for the 2014 2% stock dividend.

Earnings Per Share
	Year-to-Date Period Ended:
	12/31/2014	12/31/2013	12/31/2012
Earnings Per Share - Basic:
Net Income	$23,360	$21,795	$22,179
Weighted Average Shares - Basic	12,604	12,542	12,492
Earnings Per Share - Basic	$1.85	$1.74	$1.78

Earnings Per Share - Diluted:
Net Income	$23,360	$21,795	$22,179
Weighted Average Shares - Basic	12,604	12,542	12,492
Dilutive Average Shares Attributable to Stock Options	29	31	10
Weighted Average Shares - Diluted	12,633	12,573	12,502
Earnings Per Share - Diluted	$1.85	$1.73	$1.77
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	—	47	203

Note 17:	FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at December 31, 2014 and 2013 were securities available-for-sale.  Arrow held no securities or liabilities for trading on such date.  For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 2 - “Summary of Significant Accounting Policies.”

# 98

The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
	Fair Value Measurements at Reporting Date Using:
Fair Value of Assets and Liabilities Measured on a Recurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
December 31, 2014
Securities Available-for Sale:
U.S. Agency Obligations	$137,603	$—	$137,603	$—
State and Municipal Obligations	81,730	—	81,730	—
Mortgage-Backed Securities - Residential	128,827	—	128,827	—
Corporate and Other Debt Securities	16,725	—	16,725	—
Mutual Funds and Equity Securities	1,254	—	1,254	—
Total Securities Available-for-Sale	$366,139	$—	$366,139	$—
December 31, 2013
Securities Available-for Sale:
U.S. Agency Obligations	$136,475	$—	$136,475	$—
State and Municipal Obligations	127,389	—	127,389	—
Mortgage-Backed Securities - Residential	175,778	—	175,778	—
Corporate and Other Debt Securities	16,798	—	16,798	—
Mutual Funds and Equity Securities	1,166	—	1,166	—
Total Securities Available-for Sale	$457,606	$—	$457,606	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
December 31, 2014
Collateral Dependent Impaired Loans	$574	$—	$—	$574	$(109)
Other Real Estate Owned and Repossessed Assets, Net	$393	$—	$—	$393	$(15)
December 31, 2013
Other Real Estate Owned and Repossessed Assets, Net	$144	$—	$—	$144	$(79)

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

# 99

Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at December 31, 2014 and December 31, 2013.

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Cash and Cash Equivalents	$46,295	$46,295	$46,295	$—	$—
Securities Available-for-Sale	366,139	366,139	—	366,139	—
Securities Held-to-Maturity	302,024	308,566	—	308,566	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,851	4,851	4,851	—	—
Net Loans	1,397,698	1,405,454	—	—	1,405,454
Accrued Interest Receivable	5,834	5,834	5,834	—	—
Deposits	1,902,948	1,899,682	1,697,105	202,577	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	19,421	19,421	19,421	—	—
Federal Home Loan Bank Term Advances	51,000	51,258	41,000	10,258	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	274	274	274	—	—

December 31, 2013
Cash and Cash Equivalents	$49,980	$49,980	$49,980	$—	$—
Securities Available-for-Sale	457,606	457,606	—	457,606	—
Securities Held-to-Maturity	299,261	302,305	—	302,305	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,281	6,281	6,281	—	—
Net Loans	1,252,038	1,266,020	—	—	1,266,020
Accrued Interest Receivable	5,745	5,745	5,745	—	—
Deposits	1,842,330	1,839,613	1,595,103	244,510	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	11,777	11,777	11,777	—	—
Federal Home Loan Bank Term Advances	73,000	74,629	53,000	21,629	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	439	439	439	—	—

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

# 100

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

At December 31, 2014, Arrow was obligated under a number of noncancellable operating leases for buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.
Net rental expense for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Net Rental Expense	$784	$671	$597

Future minimum lease payments on operating leases at December 31, 2014 were as follows:

Operating Leases
2015	$686
2016	483
2017	389
2018	318
2019	266
Later Years	372
Total Minimum Lease Payments	$2,514

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
The principal source of the funds for the payment of stockholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2014, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $29.2.
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
Quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of

# 101

December 31, 2014 and 2013, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2014, Arrow and both subsidiary banks qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories.
Arrow’s and its subsidiary banks’, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), actual capital amounts and ratios are presented in the table below as of December 31, 2014 and 2013:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital (to Risk Weighted Assets):
Arrow	$225,766	15.5%	$116,524	8.0%	$145,655	10.0%
Glens Falls National	183,446	15.5%	94,682	8.0%	118,352	10.0%
Saratoga National	35,217	13.3%	21,183	8.0%	26,479	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	210,136	14.5%	57,969	4.0%	86,953	6.0%
Glens Falls National	170,497	14.4%	47,360	4.0%	71,040	6.0%
Saratoga National	32,596	12.3%	10,600	4.0%	15,900	6.0%
Tier I Capital (to Average Assets):
Arrow	210,136	9.4%	89,420	4.0%	89,420	4.0%
Glens Falls National	170,497	9.1%	74,944	4.0%	93,680	5.0%
Saratoga National	32,596	9.4%	13,871	4.0%	17,338	5.0%

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital (to Risk Weighted Assets):
Arrow	$212,360	15.8%	107,524	8.0%	134,405	10.0%
Glens Falls National	172,720	15.4%	89,725	8.0%	112,156	10.0%
Saratoga National	33,396	14.8%	18,052	8.0%	22,565	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	197,906	14.7%	53,852	4.0%	80,778	6.0%
Glens Falls National	160,849	14.4%	44,680	4.0%	67,020	6.0%
Saratoga National	30,833	13.7%	9,002	4.0%	13,504	6.0%
Tier I Capital (to Average Assets):
Arrow	197,906	9.2%	86,046	4.0%	86,046	4.0%
Glens Falls National	160,849	8.8%	73,113	4.0%	91,391	5.0%
Saratoga National	30,833	9.7%	12,715	4.0%	15,893	5.0%

# 102

Note 20:	PARENT ONLY FINANCIAL INFORMATION (Dollars In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2014	2013
Interest-Bearing Deposits with Subsidiary Banks	$3,013	$3,349
Available-for-Sale Securities	1,254	1,166
Held-to-Maturity Securities	1,000	1,000
Investment in Subsidiaries at Equity	214,813	206,680
Other Assets	6,538	5,807
Total Assets	$226,618	$218,002
LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$20,000	$20,000
Other Liabilities	5,692	5,848
Total Liabilities	25,692	25,848
STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	200,926	192,154
Total Liabilities and Stockholders’ Equity	$226,618	$218,002

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2014	2013	2012
Dividends from Bank Subsidiaries	$13,300	$12,900	$12,700
Interest and Dividends on Investments	116	116	123
Other Income (Including Management Fees)	578	549	776
Net Gains on Securities Transactions	—	—	63
Total Income	13,994	13,565	13,662
Expense:
Interest Expense	620	640	692
Salaries and Employee Benefits	77	59	75
Other Expense	754	860	957
Total Expense	1,451	1,559	1,724
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	12,543	12,006	11,938
Income Tax Benefit	473	634	575
Equity in Undistributed Net Income of Subsidiaries	10,344	9,155	9,666
Net Income	$23,360	$21,795	$22,179

The Statement of Changes in Stockholders’ Equity is not reported because it is identical to the Consolidated Statement of Changes in Stockholders’ Equity.

# 103

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net Income	$23,360	$21,795	$22,179
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(10,344)	(9,155)	(9,666)
Net Gains on the Sale of Securities Available-for-Sale	—	—	(63)
Shares Issued Under the Directors’ Stock Plan	197	198	175
Stock-Based Compensation Expense	360	372	424
Changes in Other Assets and Other Liabilities	(1,014)	(990)	(1,640)
Net Cash Provided by Operating Activities	12,559	12,220	11,409
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	45	45	681
Purchases of Securities Available-for-Sale	(45)	(45)	(359)
Net Cash Provided by Investing Activities	—	—	322
Cash Flows from Financing Activities:
Stock Options Exercised	1,942	1,254	2,105
Shares Issued Under the Employee Stock Purchase Plan	—	477	484
Shares Issued for Dividend Reinvestment Plans	—	1,280	1,822
Tax Benefit for Exercises of Stock Options	25	23	68
Purchase of Treasury Stock	(2,455)	(1,709)	(4,877)
Cash Dividends Paid	(12,407)	(12,109)	(11,815)
Net Cash Used in Financing Activities	(12,895)	(10,784)	(12,213)
Net (Decrease) Increase in Cash and Cash Equivalents	(336)	1,436	(482)
Cash and Cash Equivalents at Beginning of the Year	3,349	1,913	2,395
Cash and Cash Equivalents at End of the Year	$3,013	$3,349	$1,913
Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$620	$640	$692
Non-cash Investing and Financing Activities:
Shares Issued for Acquisition of Subsidiary	91	233	233

# 104

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

Item 9A.	Controls and Procedures

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

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of December 31, 2014.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13(a)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting.  Our evaluation is based on the framework set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Item 9B.	Other Information – None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors, nominees for director, and the committees of the Company's Board is set forth under the captions "Voting Item 1: Election of Directors" and “Corporate Governance” of Arrow's Proxy Statement for its Annual Meeting of Shareholders to be held May 6, 2015 (the Proxy Statement), which sections are incorporated herein by reference. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting” and is incorporated herein by reference. Certain required information regarding our Executive Officers is contained in Part I, Item 1.G., of this Report, "Executive Officers of the Registrant." Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com under the link "Corporate Governance."

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is set forth under the caption "Stock Ownership Information" of the Proxy Statement, which section is incorporated herein by reference, and under the caption "Equity Compensation Plan Information" in Part II of this Form 10-K on page 19.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under the captions “Corporate Governance - Related Party Transactions” and “Corporate Governance - Director Independence” of the Proxy Statement, which sections are incorporated herein by reference.

# 105

Item 14. Principal Accounting Fees and Services
The information required by this item is set forth under the captions "Voting Item 2 - Ratification of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm Fees," and “Corporate Governance - Board Committees” of the Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.  Financial Statements

The following financial statements, the notes thereto, and the independent auditors’ report thereon are filed in Part II, Item 8 of this report.  See the index to such financial statements at the beginning of Item 8.

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Stockholders’Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

2.  Schedules

All schedules are omitted as the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

3.  Exhibits:

See Exhibit Index on page 108.

# 106

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 13, 2015	By: /s/ Thomas J. Murphy Thomas J. Murphy President and Chief Executive Officer

Date: March 13, 2015	By: /s/ Terry R. Goodemote Terry R. Goodemote Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2015 by the following persons in the capacities indicated.

/s/ John J. Carusone, Jr. John J. Carusone, Jr. Director	/s/ David L. Moynehan David L. Moynehan Director

/s/ Tenee R. Casaccio Tenee R. Casaccio Director	/s/ John J. Murphy John J. Murphy Director

/s/ Michael B. Clarke Michael B. Clarke Director	/s/ Thomas J. Murphy Thomas J. Murphy Director

/s/ Gary C. Dake Gary C. Dake Director	/s/ William L. Owens William L. Owens Director

/s/ Thomas L. Hoy Thomas L. Hoy Director and Chairman	/s/ Colin L. Reed Colin L. Reed Director

/s/ David G. Kruczlnicki David G. Kruczlnicki Director	/s/ Richard J. Reisman, D.M.D. Richard J. Reisman, D.M.D. Director

/s/ Elizabeth O’C. Little Elizabeth O’C. Little Director

# 107

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

# 108

Exhibit Number	Exhibit
10.11
Consulting Agreement between the Registrant and Thomas L. Hoy, effective January 1, 2013 incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.13

10.12
Employment Agreement between the Registrant and Thomas J. Murphy, President and Chief Executive Officer, effective February 1, 2015 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 2, 2015, Exhibit 10.1*

10.13
Employment Agreement between the Registrant and Terry R. Goodemote, Executive Vice President and Chief Financial Officer, effective February 1, 2015 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 2, 2015, Exhibit 10.2*

10.14
Employment Agreement between the Registrant and David S. DeMarco, Senior Vice President, effective February 1, 2015 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 2, 2015, Exhibit 10.3*

10.15
Form of Incentive Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.15*

10.16
Form of Non-Qualified Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.16*

10.17
Form of Non-Qualified Stock Option Certificate (Director Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.17*

10.18
Amendment dated October 18, 2013 to Registrant’s Select Executive Retirement Plan for benefits accrued or vested after December 31, 2004, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.18*

10.19
The Arrow Financial Corporation Employees' Pension Plan and Trust, as amended and restated, effective January 1, 2012, incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, Exhibit 10.1*

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
10.20	Employment Agreement between the Registrant and David D. Kaiser, Senior Vice President and Chief Credit Officer, effective February 1, 2015*
21	Subsidiaries of Arrow Financial Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contracts or compensation plans required to be filed as an exhibit.

# 109