Form 10-Q
period 2015-03-31
ARROW FINANCIAL CORP
filed 2015-05-08
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2015
Common Stock, par value $1.00 per share	12,636,663

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - Financial Information

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	March 31, 2015	December 31, 2014	March 31, 2014
ASSETS
Cash and Due From Banks	$37,941	$35,081	$40,056
Interest-Bearing Deposits at Banks	73,654	11,214	35,994
Investment Securities:
Available-for-Sale	393,133	366,139	429,230
Held-to-Maturity (Approximate Fair Value of $312,500 at March 31, 2015; $308,566 at December 31, 2014; and $322,335 at March 31, 2014)	305,175	302,024	317,632
Federal Home Loan Bank and Federal Reserve Bank Stock	4,806	4,851	3,896
Loans	1,434,794	1,413,268	1,310,423
Allowance for Loan Losses	(15,625)	(15,570)	(14,636)
Net Loans	1,419,169	1,397,698	1,295,787
Premises and Equipment, Net	28,381	28,488	28,717
Goodwill	22,003	22,003	22,003
Other Intangible Assets, Net	3,489	3,625	3,996
Other Assets	47,777	46,297	44,270
Total Assets	$2,335,528	$2,217,420	$2,221,581
LIABILITIES
Noninterest-Bearing Deposits	$310,878	$300,786	$277,086
NOW Accounts	967,537	871,671	908,028
Savings Deposits	541,750	524,648	524,670
Time Deposits of $100,000 or More	59,886	61,797	74,127
Other Time Deposits	138,653	144,046	164,108
Total Deposits	2,018,704	1,902,948	1,948,019
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	15,895	19,421	13,787
Federal Home Loan Bank Overnight Advances	—	41,000	—
Federal Home Loan Bank Term Advances	50,000	10,000	20,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Other Liabilities	25,964	23,125	25,284
Total Liabilities	2,130,563	2,016,494	2,027,090
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (17,079,376 Shares Issued at March 31, 2015 and December 31, 2014 and 16,744,486 Shares Issued March 31, 2014)	17,079	17,079	16,744
Additional Paid-in Capital	239,981	239,721	229,842
Retained Earnings	32,157	29,458	29,692
Unallocated ESOP Shares (63,723 Shares at March 31, 2015; 71,748 Shares at December 31, 2014; and 79,763 Shares at March 31, 2014)	(1,300)	(1,450)	(1,650)
Accumulated Other Comprehensive Loss	(6,256)	(7,166)	(4,075)
Treasury Stock, at Cost (4,380,293 Shares at March 31, 2015; 4,386,001 Shares at December 31, 2014; and 4,315,156 Shares at March 31, 2014)	(76,696)	(76,716)	(76,062)
Total Stockholders’ Equity	204,965	200,926	194,491
Total Liabilities and Stockholders’ Equity	$2,335,528	$2,217,420	$2,221,581
See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended March 31,
	2015	2014
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$13,650	$12,774
Interest on Deposits at Banks	21	13
Interest and Dividends on Investment Securities:
Fully Taxable	1,944	2,008
Exempt from Federal Taxes	1,375	1,471
Total Interest and Dividend Income	16,990	16,266
INTEREST EXPENSE
NOW Accounts	330	464
Savings Deposits	167	219
Time Deposits of $100,000 or More	90	230
Other Time Deposits	202	391
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	5	4
Federal Home Loan Bank Advances	150	145
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	142	141
Total Interest Expense	1,086	1,594
NET INTEREST INCOME	15,904	14,672
Provision for Loan Losses	275	458
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,629	14,214
NONINTEREST INCOME
Income From Fiduciary Activities	1,933	1,873
Fees for Other Services to Customers	2,239	2,194
Insurance Commissions	2,139	2,444
Net Gain on Securities Transactions	90	—
Net Gain on Sales of Loans	132	123
Other Operating Income	323	252
Total Noninterest Income	6,856	6,886
NONINTEREST EXPENSE
Salaries and Employee Benefits	7,692	7,642
Occupancy Expenses, Net	2,487	2,341
FDIC Assessments	280	273
Other Operating Expense	3,496	3,210
Total Noninterest Expense	13,955	13,466
INCOME BEFORE PROVISION FOR INCOME TAXES	8,530	7,634
Provision for Income Taxes	2,675	2,314
NET INCOME	$5,855	$5,320
Average Shares Outstanding:
Basic	12,633	12,601
Diluted	12,671	12,625
Per Common Share:
Basic Earnings	$0.46	$0.42
Diluted Earnings	0.46	0.42

Share and Per Share Amounts have been restated for the September 2014 2% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Income	$5,855	$5,320
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding Gains Arising During the Period	745	241
Reclassification Adjustments for Securities Gains Included in Net Income	55	—
Amortization of Net Retirement Plan Actuarial Loss	117	70
Accretion of Net Retirement Plan Prior Service Credit	(7)	(13)
Other Comprehensive Income	910	298
Comprehensive Income	$6,765	$5,618

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2014	$17,079	$239,721	$29,458	$(1,450)	$(7,166)	$(76,716)	$200,926
Net Income	—	—	5,855	—	—	—	5,855
Other Comprehensive Income	—	—	—	—	910	—	910
Cash Dividends Paid, $.25 per Share	—	—	(3,156)	—	—	—	(3,156)
Stock Options Exercised, Net (3,027 Shares)	—	40	—	—	—	30	70
Shares Issued Under the Directors’ Stock Plan (431 Shares)	—	7	—	—	—	4	11
Shares Issued Under the Employee Stock Purchase Plan (4,370 Shares)	—	68	—	—	—	43	111
Stock-Based Compensation Expense	—	82	—	—	—	—	82
Purchase of Treasury Stock (2,120 Shares)	—	—	—	—	—	(57)	(57)
Allocation of ESOP Stock (8,025 Shares)	—	63	—	150	—	—	213
Balance at March 31, 2015	$17,079	$239,981	$32,157	$(1,300)	$(6,256)	$(76,696)	$204,965

Balance at December 31, 2013	$16,744	$229,290	$27,457	$(1,800)	$(4,373)	$(75,164)	$192,154
Net Income	—	—	5,320	—	—	—	5,320
Other Comprehensive Income	—	—	—	—	298	—	298
Cash Dividends Paid, $.245 per Share [1]	—	—	(3,085)	—	—	—	(3,085)
Stock Options Exercised, Net (19,308 Shares)	—	284	—	—	—	190	474
Shares Issued Under the Employee Stock Purchase Plan (4,272 Shares)	—	63	—	—	—	42	105
Stock-Based Compensation Expense	—	90	—	—	—	—	90
Tax Benefit for Disposition of Stock Options	—	5	—	—	—	—	5
Purchase of Treasury Stock (45,608 Shares)	—	—	—	—	—	(1,165)	(1,165)
Acquisition of Subsidiaries (3,595 Shares)	—	56	—	—	—	35	91
Allocation of ESOP Stock (7,878 Shares)	—	54	—	150	—	—	204
Balance at March 31, 2014	$16,744	$229,842	$29,692	$(1,650)	$(4,075)	$(76,062)	$194,491

1 Cash dividends paid per share have been adjusted for the September 2014 2% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
Cash Flows from Operating Activities:	2015	2014
Net Income	$5,855	$5,320
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	275	458
Depreciation and Amortization	1,626	1,965
Allocation of ESOP Stock	213	204
Gains on the Sale of Securities Available-for-Sale	(90)	—
Loans Originated and Held-for-Sale	(3,970)	(4,592)
Proceeds from the Sale of Loans Held-for-Sale	3,674	4,277
Net Gains on the Sale of Loans	(132)	(123)
Net Losses on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	—	3
Contributions to Retirement Benefit Plans	(161)	(261)
Deferred Income Tax Expense (Benefit)	538	(45)
Shares Issued Under the Directors’ Stock Plan	11	—
Stock-Based Compensation Expense	82	90
Net (Increase) Decrease in Other Assets	(2,420)	(1,025)
Net Increase (Decrease) in Other Liabilities	3,000	1,274
Net Cash Provided By Operating Activities	8,501	7,545
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	2,702	—
Proceeds from the Maturities and Calls of Securities Available-for-Sale	22,829	44,907
Purchases of Securities Available-for-Sale	(51,673)	(16,905)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	7,180	16,561
Purchases of Securities Held-to-Maturity	(10,655)	(35,328)
Net Increase in Loans	(21,712)	(44,253)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	258	289
Purchase of Premises and Equipment	(373)	(89)
Cash Paid for Subsidiaries, Net	—	(75)
Net Decrease in Other Investments	45	2,385
Net Cash Used In Investing Activities	(51,399)	(32,508)
Cash Flows from Financing Activities:
Net Increase in Deposits	115,756	105,689
Net Decrease in Short-Term Borrowings	(44,526)	(50,990)
Federal Home Loan Bank Advances	40,000	—
Purchase of Treasury Stock	(57)	(1,165)
Stock Options Exercised, Net	70	474
Shares Issued Under the Employee Stock Purchase Plan	111	105
Tax Benefit from Exercise of Stock Options	—	5
Cash Dividends Paid	(3,156)	(3,085)
Net Cash Provided By Financing Activities	108,198	51,033
Net Increase in Cash and Cash Equivalents	65,300	26,070
Cash and Cash Equivalents at Beginning of Period	46,295	49,980
Cash and Cash Equivalents at End of Period	$111,595	$76,050

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$1,080	$1,628
Income Taxes	635	335
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	394	484
Acquisition of Subsidiaries	—	91

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2015, December 31, 2014 and March 31, 2014; the results of operations for the three-month periods ended March 31, 2015 and 2014; the consolidated statements of comprehensive income for the three-month periods ended March 31, 2015 and 2014; the changes in stockholders' equity for the three-month periods ended March 31, 2015 and 2014; and the cash flows for the three-month periods ended March 31, 2015 and 2014. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current presentation. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2014, included in Arrow's 2014 Form 10-K.

New Accounting Standards Updates (ASU): During 2015, through the date of this report, the FASB issued five accounting standards updates, none of which had an immediate impact on Arrow, but could in the future.
ASU 2015-01 "Income Statement - Extraordinary and Unusual Items" eliminated the concept of extraordinary items. For Arrow, the standard is effective for the first quarter of 2016.
ASU 2015-02 "Consolidation" changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. For Arrow, the standard is effective for the first quarter of 2016.
ASU 2015-03 "Interest - Imputation of Interest" required debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. There were no changes to the recognition and measurement of debt issuance costs. For Arrow, the standard is effective for the first quarter of 2016.
ASU 2015-04 "Compensation-Retirement Benefits" provides several practical expedients for the measurement or, in certain circumstances, the remeasurement of defined benefit plan assets and obligations. Most of the practical expedients will not apply to Arrow, however, if used, an entity must disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations. For Arrow, the standard is effective for the first quarter of 2016.
ASU 2015-05 "Intangibles - Goodwill and Other - Internal use Software" provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. For Arrow, the standard is effective for the first quarter of 2016.

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at March 31, 2015, December 31, 2014 and March 31, 2014:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
March 31, 2015
Available-For-Sale Securities, at Amortized Cost	$150,500	$73,886	$145,185	$16,949	$1,120	$387,640
Available-For-Sale Securities, at Fair Value	151,527	74,095	149,510	16,756	1,245	393,133
Gross Unrealized Gains	1,049	217	4,325	19	125	5,735
Gross Unrealized Losses	22	9	—	212	—	243
Available-For-Sale Securities, Pledged as Collateral						284,708

Maturities of Debt Securities, at Amortized Cost:
Within One Year	5,000	23,532	1,515	4,938		34,985
From 1 - 5 Years	145,500	48,471	122,340	11,010		327,321
From 5 - 10 Years	—	1,243	21,330	—		22,573
Over 10 Years	—	640	—	1,000		1,640

Maturities of Debt Securities, at Fair Value:
Within One Year	5,005	23,573	1,532	4,947		35,057
From 1 - 5 Years	146,522	48,638	125,850	11,009		332,019
From 5 - 10 Years	—	1,244	22,128	—		23,372
Over 10 Years	—	640	—	800		1,440

# 8

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	13,937	6,581	22	5,702	—	26,242
Total	$13,937	$6,581	$22	$5,702	$—	$26,242
Number of Securities in a Continuous Loss Position	46	7	31	22	—	106

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	22	9	—	212	—	243
Total	$22	$9	$—	$212	$—	$243

December 31, 2014
Available-For-Sale Securities, at Amortized Cost	$137,540	$81,582	$124,732	$16,988	$1,120	$361,962
Available-For-Sale Securities, at Fair Value	137,603	81,730	128,827	16,725	1,254	366,139
Gross Unrealized Gains	208	187	4,100	7	134	4,636
Gross Unrealized Losses	145	39	5	270	—	459
Available-For-Sale Securities, Pledged as Collateral						267,384

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$39,631	$3,309	$82	$—	$—	$43,022
12 Months or Longer	28,020	14,035	1,546	10,738	—	54,339
Total	$67,651	$17,344	$1,628	$10,738	$—	$97,361
Number of Securities in a Continuous Loss Position	22	65	3	15	—	105

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$48	$—	$—	$—	$—	$48
12 Months or Longer	97	39	5	270	—	411
Total	$145	$39	$5	$270	$—	$459

March 31, 2014
Available-For-Sale Securities, at Amortized Cost	$121,477	$125,165	$160,023	$17,115	$1,120	$424,900
Available-For-Sale Securities, at Fair Value	121,220	125,410	164,541	16,839	1,220	429,230
Gross Unrealized Gains	3	333	4,616	14	100	5,066
Gross Unrealized Losses	260	88	98	290	—	736
Available-For-Sale Securities, Pledged as Collateral						329,039

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$50,778	$17,937	$10,613	$5,868	$—	$85,196
12 Months or Longer	6,124	3,653	4,063	3,392	—	17,232
Total	$56,902	$21,590	$14,676	$9,260	$—	$102,428

# 9

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
Number of Securities in a Continuous Loss Position	16	87	9	13	—	125

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$222	$72	$81	$50	$—	$425
12 Months or Longer	38	16	17	240	—	311
Total	$260	$88	$98	$290	$—	$736

The following table is the schedule of Held-To-Maturity Securities at March 31, 2015, December 31, 2014 and March 31, 2014:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
March 31, 2015
Held-To-Maturity Securities, at Amortized Cost	$195,951	$108,224	$1,000	$305,175
Held-To-Maturity Securities, at Fair Value	200,578	110,922	1,000	312,500
Gross Unrealized Gains	4,753	2,698	—	7,451
Gross Unrealized Losses	126	—	—	126
Held-To-Maturity Securities, Pledged as Collateral				285,132

Maturities of Debt Securities, at Amortized Cost:
Within One Year	35,926	—	—	35,926
From 1 - 5 Years	89,022	43,820	—	132,842
From 5 - 10 Years	67,708	64,404	—	132,112
Over 10 Years	3,295	—	1,000	4,295

Maturities of Debt Securities, at Fair Value:
Within One Year	35,968	—	—	35,968
From 1 - 5 Years	91,192	44,816	—	136,008
From 5 - 10 Years	70,047	66,106	—	136,153
Over 10 Years	3,371	—	1,000	4,371

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	16,010	—	—	16,010
Total	$16,010	$—	$—	$16,010
Number of Securities in a Continuous Loss Position	585	7	—	592

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	126	—	—	126
Total	$126	$—	$—	$126

# 10

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2014
Held-To-Maturity Securities, at Amortized Cost	$188,472	$112,552	$1,000	$302,024
Held-To-Maturity Securities, at Fair Value	193,252	114,314	1,000	308,566
Gross Unrealized Gains	4,935	1,770	—	6,705
Gross Unrealized Losses	155	8	—	163
Held-To-Maturity Securities, Pledged as Collateral				282,640

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$2,143	$4,581	$—	$6,724
12 Months or Longer	16,033	—	—	16,033
Total	$18,176	$4,581	$—	$22,757
Number of Securities in a Continuous Loss Position	74	1	—	75

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$17	$8	$—	$25
12 Months or Longer	138	—	—	138
Total	$155	$8	$—	$163

March 31, 2014
Held-To-Maturity Securities, at Amortized Cost	$190,847	$125,785	$1,000	$317,632
Held-To-Maturity Securities, at Fair Value	195,524	125,811	1,000	322,335
Gross Unrealized Gains	5,042	274	—	5,316
Gross Unrealized Losses	365	248	—	613
Held-To-Maturity Securities, Pledged as Collateral				316,632

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$19,696	$43,049	$—	$62,745
12 Months or Longer	5,112	—	—	5,112
Total	$24,808	$43,049	$—	$67,857
Number of Securities in a Continuous Loss Position	86	17	—	103

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$324	$248	$—	$572
12 Months or Longer	41	—	—	41
Total	$365	$248	$—	$613

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

# 11

In the available-for-sale category at March 31, 2015, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $150.5 million and a fair value of $151.5 million. Mortgage-backed securities - residential consisted of U.S. Government Agency securities with an amortized cost of $34.1 million and a fair value of $35.0 million and government sponsored entity (GSE) securities with an amortized cost of $111.1 million and a fair value of $114.5 million. In the held-to-maturity category at March 31, 2015, mortgage-backed securities-residential consisted of U.S Government Agency securities with an amortized cost of $29.9 million and a fair value of $30.6 million and GSE securities with an amortized cost of $78.3 million and a fair value of $80.3 million.
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
In the available-for-sale category at March 31, 2014, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $121.5 million and a fair value of $121.2 million. Mortgage-backed securities-residential consisted of US Government Agency securities with an amortized cost of $30.6 million and a fair value of $31.3 million and GSE securities with an amortized cost of $129.4 million and a fair value of $133.2 million. In the held-to-maturity category at March 31, 2014, mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $4.8 million and a fair value of $4.8 million and GSE securities with an amortized cost of $121.0 million and a fair value of $121.0 million.
Securities in a continuous loss position, in the tables above for March 31, 2015, December 31, 2014 and March 31, 2014, do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated at least Aaa by Moody's or AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis reflects satisfactory credit worthiness of the municipalities.  Corporate and other debt securities continue to be rated above investment grade according to Moody's and Standard and Poor's. Subsequent to March 31, 2015, and through the date of filing this report, there were no securities downgraded below investment grade.
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

# 12

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of March 31, 2015, December 31, 2014 and March 31, 2014 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.   Loans held-for-sale of $828, $398 and $502 as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively, are included in the residential real estate balances for current loans.

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2015
Loans Past Due 30-59 Days	$370	$255	$3,357	$2,205	$6,187
Loans Past Due 60-89 Days	48	—	428	519	995
Loans Past Due 90 or more Days	284	1,838	147	2,707	4,976
Total Loans Past Due	702	2,093	3,932	5,431	12,158
Current Loans	99,208	337,194	436,970	549,264	1,422,636
Total Loans	$99,910	$339,287	$440,902	$554,695	$1,434,794

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$580	$580
Nonaccrual Loans	$409	$2,070	$337	$4,182	$6,998

December 31, 2014
Loans Past Due 30-59 Days	$124	$432	$4,167	$482	$5,205
Loans Past Due 60-89 Days	154	7	1,225	1,495	2,881
Loans Past Due 90 or more Days	345	1,832	206	2,999	5,382
Total Loans Past Due	623	2,271	5,598	4,976	13,468
Current Loans	98,888	337,841	431,443	531,628	1,399,800
Total Loans	$99,511	$340,112	$437,041	$536,604	$1,413,268

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$537	$537
Nonaccrual Loans	$473	$2,071	$415	$3,940	$6,899

March 31, 2014
Loans Past Due 30-59 Days	$597	$1,381	$2,714	$2,026	$6,718
Loans Past Due 60-89 Days	579	237	528	438	1,782
Loans Past Due 90 or more Days	29	1,785	150	2,244	4,208
Total Loans Past Due	1,205	3,403	3,392	4,708	12,708
Current Loans	88,671	333,464	405,012	470,568	1,297,715
Total Loans	$89,876	$336,867	$408,404	$475,276	$1,310,423

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$347	$347
Nonaccrual Loans	$182	$2,042	$372	$3,687	$6,283

The Company disaggregates its loan portfolio into the following four categories:

Commercial - The Company offers a variety of loan options to meet the specific needs of our commercial customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion and equipment purchases. Generally, a collateral lien is placed on equipment or other assets owned by the borrower. These loans carry a higher risk than commercial real estate loans due to the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable and generally have a lower liquidation value than real estate. In the event of default by the borrower, the Company may be required to liquidate collateral at deeply discounted values. To reduce the risk, management usually obtains personal guarantees of the borrowers. In addition, the Company offers commercial construction and land development loans to finance projects, primarily within the communities that we serve. Many projects will ultimately be used by the borrowers’ businesses, while others are developed for resale. These real estate loans are secured by first liens on the real estate, which may include apartments,

# 13

commercial structures, housing businesses, healthcare facilities, and both owner-occupied and non-owner-occupied facilities. There is enhanced risk during the construction period, since the loan is secured by an incomplete project.

Commercial Real Estate - The Company offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and both owner and non owner-occupied facilities. These loans are typically less risky than commercial loans, since they are secured by real estate and buildings, and are generally originated in amounts of no more than 80% of the appraised value of the property. However, the Company also offers commercial construction and land development loans to finance projects, primarily within the communities that we serve. Many projects will ultimately be used bye the borrowers' businesses, while others are developed for resale. These real estate loans are also secured by first liens on the real estate, which may include apartments, commercial structures, housing business, healthcare facilities and both owner-occupied and non-owner-occupied facilities. There is enhanced risk during the construction period, since the loan is secured by an incomplete project.

Consumer Loans - The Company offers a variety of consumer installment loans to finance personal expenditures. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from one to five years, based upon the nature of the collateral and the size of the loan. In addition to installment loans, the Company also offers personal lines of credit and overdraft protection. Several loans are unsecured, which carry a higher risk of loss. Also included in this category are automobile loans. The Company primarily finances the purchases of automobiles indirectly through dealer relationships located throughout upstate New York and Vermont. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to seven years. Indirect consumer loans are underwritten on a secured basis using the underlying collateral being financed.

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

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2014	$2,100	$4,128	$5,210	$3,369	$763	$15,570
Charge-offs	(16)	—	(185)	(89)	—	(290)
Recoveries	7	—	63	—	—	70
Provision	72	(295)	179	349	(30)	275
March 31, 2015	$2,163	$3,833	$5,267	$3,629	$733	$15,625

December 31, 2013	$1,886	$3,962	$4,478	$3,026	$1,082	$14,434
Charge-offs	(123)	—	(197)	(16)	—	(336)
Recoveries	19	—	61	—	—	80
Provision	15	236	244	67	(104)	458
March 31, 2014	$1,797	$4,198	$4,586	$3,077	$978	$14,636

# 14

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
March 31, 2015
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$149	$—	$149
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$2,163	$3,833	$5,267	$3,480	$733	$15,476
Ending Loan Balance - Individually Evaluated for Impairment	$459	$1,492	$107	$2,296	$—	$4,354
Ending Loan Balance - Collectively Evaluated for Impairment	$99,451	$337,795	$440,795	$552,399	$—	$1,430,440

December 31, 2014
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$109	$—	$109
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$2,100	$4,128	$5,210	$3,260	$763	$15,461
Ending Loan Balance - Individually Evaluated for Impairment	$494	$1,492	$118	$2,237	$—	$4,341
Ending Loan Balance - Collectively Evaluated for Impairment	$99,017	$338,620	$436,923	$534,367	$—	$1,408,927

March 31, 2014
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,797	$4,198	$4,586	$3,077	$978	$14,636
Ending Loan Balance - Individually Evaluated for Impairment	$214	$1,810	$144	$1,913	$—	$4,081
Ending Loan Balance - Collectively Evaluated for Impairment	$89,662	$335,057	$408,260	$473,363	$—	$1,306,342

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

# 15

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

# 16

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at March 31, 2015, December 31, 2014 and March 31, 2014:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2015
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$85,597	$317,590			$403,187
Special Mention	2,575	2,849			5,424
Substandard	11,738	18,848			30,586
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$440,565	$549,932	990,497
Nonperforming			337	4,763	5,100

December 31, 2014
Credit Risk Profile by Creditworthiness Category:
Satisfactory	85,949	317,747			403,696
Special Mention	2,442	3,718			6,160
Substandard	11,120	18,647			29,767
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			436,626	532,127	968,753
Nonperforming			415	4,477	4,892

March 31, 2014
Credit Risk Profile by Creditworthiness Category:
Satisfactory	82,263	315,558			397,821
Special Mention	960	614			1,574
Substandard	6,653	20,695			27,348
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			408,031	471,242	879,273
Nonperforming			373	4,034	4,407

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

Impaired Loans
The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2015
Recorded Investment:
With No Related Allowance	$459	$1,492	$107	$1,697	$3,755
With a Related Allowance	—	—	—	599	599
Unpaid Principal Balance:
With No Related Allowance	459	1,492	107	1,697	3,755
With a Related Allowance	—	—	—	599	599

December 31, 2014
Recorded Investment:
With No Related Allowance	$494	$1,492	$118	$1,678	$3,782
With a Related Allowance	—	—	—	559	559
Unpaid Principal Balance:
With No Related Allowance	494	1,492	118	1,678	3,782
With a Related Allowance	—	—	—	559	559

March 31, 2014
Recorded Investment:
With No Related Allowance	$214	$1,810	$144	$1,913	$4,081
With a Related Allowance	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	214	1,810	144	1,913	$4,081
With a Related Allowance	—	—	—	—	—

For the Year-To-Date Period Ended:
March 31, 2015
Average Recorded Balance:
With No Related Allowance	$477	$1,492	$113	$1,688	$3,770
With a Related Allowance	—	—	—	579	579
Interest Income Recognized:
With No Related Allowance	2	—	1	1	4
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

March 31, 2014
Average Recorded Balance:
With No Related Allowance	$218	$1,798	$159	$2,111	$4,286
With a Related Allowance	—	—	—	—	—
Interest Income Recognized:
With No Related Allowance	3	10	2	1	16
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

# 18

At March 31, 2015, December 31, 2014 and March 31, 2014, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated. All loans were modified under Arrow's own programs. The principal modification, for all the modifications in the table below, involved payment deferrals.

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Year-To-Date Period Ended:
March 31, 2015
Number of Loans	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$2	$—	$2
Post-Modification Outstanding Recorded Investment	$—	$—	$2	$—	$2

March 31, 2014
Number of Loans	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$2	$—	$2
Post-Modification Outstanding Recorded Investment	$—	$—	$2	$—	$2

In general, loans requiring modification are restructured to accommodate the projected cashflows of the borrower. No loans modified during the preceding twelve months subsequently defaulted as of March 31, 2015.

Note 4.    GUARANTEES (In Thousands)

The following table presents the balance for standby letters of credit for the periods ended March 31, 2015, December 31, 2014 and March 31, 2014:

Loan Commitments and Letters of Credit
	March 31, 2015	December 31, 2014	March 31, 2014
Notional Amount:
Commitments to Extend Credit	$259,634	$249,803	$235,549
Standby Letters of Credit	3,193	3,317	3,333
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	37	39	56

Arrow is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Commitments to extend credit include home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  The contract or notional amounts of those instruments reflect the extent of the involvement Arrow has in particular classes of financial instruments.
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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at March 31, 2015, December 31, 2014 and March 31, 2014 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit typically range from 1% to 3% of the notional amount.  Fees are collected upfront and are amortized over the life of the commitment. The fair values of Arrow's standby letters of credit at March 31, 2015, December 31, 2014 and March 31, 2014, in the table above, were the same as the carrying amounts.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three and three months ended March 31, 2015 and 2014 :

Schedule of Comprehensive Income
	Three Months Ended March 31,
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
2015
Net Unrealized Securities Holding Gains Arising During the Period	$1,225	$(480)	$745
Reclassification Adjustment for Securities Gains Included in Net Income	90	(35)	55
Amortization of Net Retirement Plan Actuarial Loss	192	(75)	117
Accretion of Net Retirement Plan Prior Service Credit	(13)	6	(7)
Other Comprehensive Income	$1,494	$(584)	$910

2014
Net Unrealized Securities Holding Gains Arising During the Period	$399	$(158)	$241
Reclassification Adjustment for Securities Gains Included in Net Income	—	—	—
Amortization of Net Retirement Plan Actuarial Loss	116	(46)	70
Accretion of Net Retirement Plan Prior Service Credit	(22)	9	(13)
Other Comprehensive Income	$493	$(195)	$298

# 20

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Year-To-Date periods ended:

December 31, 2014	$2,539	$(9,255)	$(450)	$(7,166)
Other comprehensive income before reclassifications	745	—	—	745
Amounts reclassified from accumulated other comprehensive income	55	117	(7)	165
Net current-period other comprehensive income	800	117	(7)	910
March 31, 2015	$3,339	$(9,138)	$(457)	$(6,256)

December 31, 2013	$2,374	$(6,697)	$(50)	$(4,373)
Other comprehensive income before reclassifications	241	—	—	241
Amounts reclassified from accumulated other comprehensive income	—	70	(13)	57
Net current-period other comprehensive income	241	70	(13)	298
March 31, 2014	$2,615	$(6,627)	$(63)	$(4,075)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 21

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

March 31, 2015

Unrealized gains and losses on available-for-sale securities
	$(90)		Gain on Securities Transactions
	(90)		Total before Tax
	35		Provision for Income Taxes
	$(55)		Net of Tax

Amortization of defined benefit pension items
Prior-service costs	$13	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(192)	(2)	Salaries and Employee Benefits
	(179)		Total before Tax
	69		Provision for Income Taxes
	$(110)		Net of Tax

Total reclassifications for the period	$(165)		Net of Tax

March 31, 2014

Unrealized gains and losses on available-for-sale securities
	$—		Gain on Securities Transactions
	—		Total before Tax
	—		Provision for Income Taxes
	$—		Net of Tax

Amortization of defined benefit pension items
Prior-service costs	22	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(116)	(2)	Salaries and Employee Benefits
	(94)		Total before Tax
	37		Provision for Income Taxes
	$(57)		Net of Tax

Total reclassifications for the period	$(57)		Net of Tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

# 22

Note 6.    STOCK BASED COMPENSATION PLANS

Under our 2013 Long-Term Incentive Plan, we granted options in the first quarter of 2015 to purchase shares of our common stock. The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of our grants is expensed over the four year vesting period.
The following table presents a roll-forward of our stock option plans and grants issued during 2015:
.

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2015	401,442
Granted	54,500
Exercised	(3,027)
Forfeited	—
Outstanding at March 31, 2015	452,915
Exercisable at Period-End	319,815
Vested and Expected to Vest	133,100

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2015	$22.66
Granted	25.86
Exercised	22.78
Forfeited	—
Outstanding at March 31, 2015	23.04
Exercisable at Period-End	22.11
Vested and Expected to Vest	25.28

Grants Issued During 2015 - Weighted Average Information:
Fair Value	5.78
Fair Value Assumptions:
Dividend Yield	3.90%
Expected Volatility	33.55%
Risk Free Interest Rate	1.57%
Expected Lives (in years)	7.66

The following table presents information on the amounts expensed for the periods ended March 31, 2015 and 2014:

Share-Based Compensation Expense
	For the Three Months Ended March 31,
	2015	2014
Share-Based Compensation Expense	$82	$90

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 23

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three-month period ended March 31:

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended March 31, 2015:
Service Cost	$353	$3	$43
Interest Cost	394	48	58
Expected Return on Plan Assets	(808)	—	—
Amortization of Prior Service Cost (Credit)	(20)	15	(8)
Amortization of Net Loss	138	30	24
Net Periodic Benefit Cost	$57	$96	$117

Plan Contributions During the Period	$—	$115	$47

Estimated Future Contributions in the Current Fiscal Year	$—	$345	$141

For the Three Months Ended March 31, 2014:
Service Cost	$377	$—	$53
Interest Cost	330	61	110
Expected Return on Plan Assets	(722)	—	—
Amortization of Prior Service (Credit) Cost	(11)	18	(29)
Amortization of Net Loss	86	23	7
Net Periodic Benefit Cost	$60	$102	$141

Plan Contributions During the Period	$—	$119	$142

We are not required to make a contribution to our qualified pension plan in 2015, and currently, we do not expect to make a contribution in 2015. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended March 31, 2015 and 2014.  All share and per share amounts have been adjusted for the September 2014 2% stock dividend.

Earnings Per Share
	Year-to-Date Period Ended:
	March 31, 2015	March 31, 2014
Earnings Per Share - Basic:
Net Income	$5,855	$5,320
Weighted Average Shares - Basic	12,633	12,601
Earnings Per Share - Basic	$0.46	$0.42

Earnings Per Share - Diluted:
Net Income	$5,855	$5,320
Weighted Average Shares - Basic	12,633	12,601
Dilutive Average Shares Attributable to Stock Options	38	24
Weighted Average Shares - Diluted	12,671	12,625
Earnings Per Share - Diluted	$0.46	$0.42
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	—	—

# 24

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2015, December 31, 2014 and March 31, 2014 were securities available-for-sale. Arrow held no securities or liabilities for trading on such dates.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
March 31, 2015
Securities Available-for Sale:
U.S. Agency Obligations	$151,527	$—	$151,527	$—
State and Municipal Obligations	74,095	—	74,095	—
Mortgage-Backed Securities - Residential	149,510	—	149,510	—
Corporate and Other Debt Securities	16,756	—	16,756	—
Mutual Funds and Equity Securities	1,245	—	1,245	—
Total Securities Available-for-Sale	$393,133	$—	$393,133	$—
December 31, 2014
Securities Available-for Sale:
U.S. Agency Obligations	$137,603	$—	$137,603	$—
State and Municipal Obligations	81,730	—	81,730	—
Mortgage-Backed Securities - Residential	128,827	—	128,827	—
Corporate and Other Debt Securities	16,725	—	16,725	—
Mutual Funds and Equity Securities	1,254	—	1,254	—
Total Securities Available-for Sale	$366,139	$—	$366,139	$—
March 31, 2014
Securities Available-for Sale:
U.S. Agency Obligations	$121,220	$—	$121,220	$—
State and Municipal Obligations	125,410	—	125,410	—
Mortgage-Backed Securities - Residential	164,541	—	164,541	—
Corporate and Other Debt Securities	16,839	—	16,839	—
Mutual Funds and Equity Securities	1,220	—	1,220	—
Total Securities Available-for Sale	$429,230	$—	$429,230	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
March 31, 2015
Other Real Estate Owned and Repossessed Assets, Net	$529	$—	$—	$529	$(15)
Collateral Dependent Impaired Loans	600	—	—	$600	(149)
December 31, 2014
Other Real Estate Owned and Repossessed Assets, Net	$393	$—	$—	$393	$(15)
Collateral Dependent Impaired Loans	574	—	—	$574	(109)
March 31, 2014
Other Real Estate Owned and Repossessed Assets, Net	$198	$—	$—	$198	$(52)

# 25

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans was based on third-party appraisals of the collateral. The fair value of other real estate owned was based on third-party appraisals. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at March 31, 2015, December 31, 2014 and March 31, 2014.

# 26

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2015
Cash and Cash Equivalents	$111,595	$111,595	$111,595	$—	$—
Securities Available-for-Sale	393,133	393,133	—	393,133	—
Securities Held-to-Maturity	305,175	312,500	—	312,500	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,806	4,806	4,806	—	—
Net Loans	1,419,169	1,429,553	—	—	1,429,553
Accrued Interest Receivable	6,698	6,698	6,698	—	—
Deposits	2,018,704	2,016,098	1,820,165	195,933	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	15,895	15,895	15,895	—	—
Federal Home Loan Bank Term Advances	50,000	50,851	—	50,851	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	289	289	289	—	—

December 31, 2014
Cash and Cash Equivalents	$46,295	$46,295	$46,295	$—	$—
Securities Available-for-Sale	366,139	366,139	—	366,139	—
Securities Held-to-Maturity	302,024	308,566	—	308,566	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,851	4,851	4,851	—	—
Net Loans	1,397,698	1,405,454	—	—	1,405,454
Accrued Interest Receivable	5,834	5,834	5,834	—	—
Deposits	1,902,948	1,899,682	1,697,105	202,577	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	19,421	19,421	19,421	—	—
Federal Home Loan Bank Term Advances	51,000	51,258	41,000	10,258	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	274	274	274	—	—

March 31, 2014
Cash and Cash Equivalents	$76,050	$76,050	$76,050	$—	$—
Securities Available-for-Sale	429,230	429,230	—	429,230	—
Securities Held-to-Maturity	317,632	322,335	—	322,335	—
Federal Home Loan Bank and Federal Reserve Bank Stock	3,896	3,896	3,896	—	—
Net Loans	1,295,787	1,306,043	—	—	1,306,043
Accrued Interest Receivable	6,808	6,808	6,808	—	—
Deposits	1,948,019	1,944,116	1,709,784	234,332	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	13,787	13,787	13,787	—	—
Federal Home Loan Bank Term Advances	20,000	20,519	—	20,519	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	405	405	405	—	—

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

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of March 31, 2015 and 2014, and related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Albany, New York
May 8, 2015

# 29

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2015
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

Our Peer Group - At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, this peer group is comprised of the group of 342 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2014 (the most recent such Report currently available), and peer group data contained herein has been derived from such Report.
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

Examples of Forward-Looking Statements:
Topic	Page	Location
Future compliance with regulatory capital standards	34	1st paragraph under "Regulatory Capital and Increase in Stockholders' Equity"
VISA	35	"VISA Class B Common Stock"
Impact of market rate structure on net interest margin, loan yields and deposit rates	40	1st and last paragraphs under "Quarterly Taxable Equivalent Yield on Loans"
	50	Last paragraph under "Quantitative and Qualitative Disclosures about Market Risk
Future level of residential real estate loans	40	2nd paragraph under "Residential Real Estate Loans"
Future level of indirect consumer loans	40	Last paragraph under "Automobile Loans"
Future level of commercial loans	40	3rd paragraph under "Commercial, Commercial Real Estate and Construction and Land Development Loans"
Impact of changes in mortgage rates	42	Paragraph under "Investment Sales, Purchases and Maturities"
Provision for loan losses	43	1st paragraph in section
Future level of nonperforming assets	44	Last 3 paragraphs under "Risk Elements"
Liquidity	46	2nd full paragraph
Fees for other services to customers	48	3rd paragraph under "Noninterest Income"
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
c.network attacks or unauthorized access to computer systems and network infrastructure, interruptions of service and other security risks;
d.sudden changes in the market for products we provide, such as real estate loans;

# 30

e.
significant new banking laws and regulations, including an assortment of banking regulations recently issued or still to be issued under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act or Dodd-Frank);

f.	unexpected or enhanced competition from new or unforeseen sources; and

g.
similar uncertainties inherent in banking operations, the financial world, or governmental finance generally, such as periodic heightened concerns about U.S. or state governmental budgets, deficits, spending and taxes.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report, which speak only as of the date hereof. We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events. This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.
USE OF NON-GAAP FINANCIAL MEASURES
The Securities and Exchange Commission (SEC) has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure (if a comparable GAAP measure exists) and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required. Financial institutions like the Company and its subsidiary banks are subject to an array of bank regulatory capital measures that are financial in nature but are not based on GAAP and are not easily reconcilable to the closest comparable GAAP financial measures, even in those cases where a comparable measure exists. The Company follows industry practice in disclosing its financial condition under these various regulatory capital measures, including period-end regulatory capital ratios for itself and its subsidiary banks, in its periodic reports filed with the SEC, including this Report, and does so without compliance with Regulation G, on the widely-shared assumption that the SEC regards such non-GAAP measures to be exempt from Regulation G.
In addition, the Company uses in this Report several additional non-GAAP financial measures that are commonly utilized by financial institutions and have not been specifically exempted by the SEC from Regulation G. Some of the more significant such non-GAAP measures included in this Report are identified and described below, with a brief explanation for the Company's usage of such measures. Where any such non-GAAP measure is used in this Report, and a comparable GAAP measure exists, a reconciliation of the non-GAAP measure to the GAAP measure is set forth in proximity to, or cross-referenced from, the non-GAAP measure.
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
Adjustments for Certain Items of Income or Expense:  In addition to our disclosures of net income, earnings per share (i.e. EPS), return on average assets (i.e. ROA), return on average equity (i.e. ROE) and other financial measures that are prepared in accordance with GAAP, we may also provide comparative disclosures that adjust these GAAP financial measures by removing the impact of certain transactions or other material items of income or expense.  We believe that the resulting non-GAAP financial measures may improve an understanding of our results of operations by separating out items that have a disproportional positive or negative impact on the particular period in question. Additionally, we believe that the adjustment for certain items allows a better comparison from period-to-period in our results of operations with respect to our fundamental lines of business including the commercial banking business. We believe that such non-GAAP financial measures disclosed by us from time-to-time are useful in evaluating our performance and that such information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP.

# 31

Selected Quarterly Information - Unaudited (dollars in thousands except per share amounts)

Quarter Ended	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Net Income	$5,855	$6,369	$6,147	$5,524	$5,320
Transactions Recorded in Net Income (Net of Tax):
Net Gain (Loss) on Securities Transactions	55	—	83	(16)	—

Share and Per Share Data: [1]
Period End Shares Outstanding	12,635	12,622	12,605	12,597	12,597
Basic Average Shares Outstanding	12,633	12,614	12,606	12,595	12,601
Diluted Average Shares Outstanding	12,671	12,655	12,621	12,616	12,625
Basic Earnings Per Share	$0.46	$0.50	$0.49	$0.44	$0.42
Diluted Earnings Per Share	0.46	0.50	0.49	0.44	0.42
Cash Dividend Per Share	0.25	0.25	0.25	0.25	0.25

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	30,562	58,048	15,041	22,486	17,184
Investment Securities	673,753	664,334	653,702	712,088	755,008
Loans	1,422,005	1,401,601	1,361,347	1,328,639	1,284,649
Deposits	1,949,776	1,962,698	1,861,115	1,900,399	1,887,589
Other Borrowed Funds	69,034	56,185	67,291	60,900	68,375
Shareholders’ Equity	202,552	202,603	199,518	196,478	194,127
Total Assets	2,248,054	2,247,576	2,154,307	2,183,611	2,176,038
Return on Average Assets, annualized	1.06%	1.12%	1.13%	1.01%	0.99%
Return on Average Equity, annualized	11.72%	12.47%	12.22%	11.28%	11.11%
Return on Tangible Equity, annualized [2]	13.42%	14.28%	14.04%	12.99%	12.84%
Average Earning Assets	$2,126,320	$2,123,983	$2,030,090	$2,063,213	$2,056,841
Average Paying Liabilities	1,713,253	1,716,699	1,626,327	1,680,149	1,678,080
Interest Income, Tax-Equivalent[3]	18,073	18,213	17,834	17,837	17,439
Interest Expense	1,086	1,219	1,399	1,555	1,594
Net Interest Income, Tax-Equivalent[3]	16,987	16,994	16,435	16,282	15,845
Tax-Equivalent Adjustment[3]	1,083	1,073	1,074	1,142	1,173
Net Interest Margin, annualized [3]	3.24%	3.17%	3.21%	3.17%	3.12%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$13,955	$13,299	$13,526	$13,737	$13,466
Less: Intangible Asset Amortization	(91)	(94)	(94)	(94)	(106)
Net Noninterest Expense	$13,864	$13,205	$13,432	$13,643	$13,360
Net Interest Income, Tax-Equivalent	$16,987	$16,994	$16,435	$16,282	$15,845
Noninterest Income	6,856	7,060	7,351	7,019	6,886
Less: Net Securities (Gain) Loss	(90)	—	(137)	27	—
Net Gross Income	$23,753	$24,054	$23,649	$23,328	$22,731
Efficiency Ratio	58.37%	54.90%	56.80%	58.48%	58.77%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$204,965	$200,926	$200,089	$197,616	$194,491
Book Value per Share	16.22	15.92	15.87	15.69	15.44
Goodwill and Other Intangible Assets, net	25,492	25,628	25,747	25,868	25,999
Tangible Book Value per Share [2]	14.20	13.89	13.83	13.63	13.38

Bank Regulatory Capital Ratios:[5]
Tier 1 Leverage Ratio	9.57%	9.44%	9.68%	9.39%	9.30%
Common Equity Tier 1 Capital Ratio	13.27%	N/A	N/A	N/A	N/A
Tier 1 Risk-Based Capital Ratio	14.65%	14.47%	14.41%	14.49%	14.55%
Total Risk-Based Capital Ratio	15.73%	15.54%	15.48%	15.57%	15.62%

Assets Under Trust Administration and Investment Management	$1,254,823	$1,227,179	$1,199,930	$1,214,841	$1,182,661

See Footnote on page 33

# 32

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 29, 2014, 2% stock dividend.

2.
Tangible Book Value and Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance.

		3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
	Total Stockholders' Equity (GAAP)	$204,965	$200,926	$200,089	$197,616	$194,491
	Less: Goodwill and Other Intangible assets, net	25,492	25,628	25,747	25,868	25,999
	Tangible Equity (Non-GAAP)	$179,473	$175,298	$174,342	$171,748	$168,492

	Period End Shares Outstanding	12,635	12,622	12,605	12,597	12,597
	Tangible Book Value per Share (Non-GAAP)	$14.20	$13.89	$13.83	$13.63	$13.38

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance.

		3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
	Net Interest Income (GAAP)	$15,904	$15,921	$15,361	$15,140	$14,672
	Add: Tax-Equivalent adjustment (Non-GAAP)	1,083	1,073	1,074	1,142	1,173
	Net Interest Income - Tax Equivalent (Non-GAAP)	$16,987	$16,994	$16,435	$16,282	$15,845
	Average Earning Assets	2,126,320	2,123,983	2,030,090	2,063,213	2,056,841
	Net Interest Margin (Non-GAAP)*	3.24%	3.17%	3.21%	3.17%	3.12%

4.
Financial institutions often use this non-GAAP ratio as a measure of expense control.  We believe that the efficiency ratio measures provides investors with information that is useful in understanding our financial performance.

5.
Common Equity Tier 1 Capital Ratio (CET1), for financial institutions, was effective beginning on January 1, 2015. Our CET1 capital ratio exceeds the fully phased-in required minimum CET1 and capital Conservation Buffer of 7.00%.

		3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
	Total Risk Weighted Assets	$1,452,975	N/A	N/A	N/A	N/A
	Common Equity Tier 1 Capital	$192,865	N/A	N/A	N/A	N/A
	Common Equity Tier 1 Ratio	13.27%	N/A	N/A	N/A	N/A

# 33

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 31) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)

Three-Month Period Ended March 31:	2015			2014
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$30,562	$21	0.28%	$17,184	$13	0.31%
Investment Securities:
Fully Taxable	407,665	1,948	1.94	436,477	2,012	1.87
Exempt from Federal Taxes	266,088	2,358	3.59	318,531	2,562	3.26
Loans	1,422,005	13,746	3.92	1,284,649	12,852	4.06
Total Earning Assets	2,126,320	18,073	3.45	2,056,841	17,439	3.44
Allowance for Loan Losses	(15,533)			(14,381)
Cash and Due From Banks	31,415			30,512
Other Assets	105,852			103,066
Total Assets	$2,248,054			$2,176,038
Deposits:
NOW Accounts	$914,329	330	0.15	$857,286	464	0.22
Savings Deposits	528,276	167	0.13	510,428	219	0.17
Time Deposits of $100,000 or More	60,370	90	0.60	75,819	230	1.23
Other Time Deposits	141,244	202	0.58	166,172	391	0.95
Total Interest-Bearing Deposits	1,644,219	789	0.19	1,609,705	1,304	0.33
Short-Term Borrowings	29,256	15	0.21	28,375	19	0.27
FHLBNY Term Advances and Other Long-Term Debt	39,778	282	2.88	40,000	271	2.75
Total Interest-Bearing Liabilities	1,713,253	1,086	0.26	1,678,080	1,594	0.39
Demand Deposits	305,557			277,884
Other Liabilities	26,692			25,947
Total Liabilities	2,045,502			1,981,911
Stockholders’ Equity	202,552			194,127
Total Liabilities and Stockholders’ Equity	$2,248,054			$2,176,038
Net Interest Income (Tax-equivalent Basis)		16,987			15,845
Reversal of Tax Equivalent Adjustment		(1,083)	0.21%		(1,173)	0.23%
Net Interest Income		$15,904			$14,672
Net Interest Spread			3.19%			3.05%
Net Interest Margin			3.24%			3.12%

OVERVIEW
We reported net income for the first quarter of 2015 of $5.9 million, representing diluted earnings per share (EPS) of $0.46. This EPS result was an increase of four cents, or 9.5%, from the EPS of $0.42 reported for the first quarter of 2014. Return on average equity (ROE) for the 2015 quarter continued to be strong at 11.72%, up from an ROE of 11.11% for the quarter ended March 31, 2014. Return on average assets (ROA) for the 2015 first quarter was 1.06%, an increase from an ROA of 0.99% for the quarter ended March 31, 2014. Our net interest margin also increased from the year earlier quarter by 12 basis points, from 3.12% to 3.24%. Total assets were $2.336 billion at March 31, 2015, which represented an increase of $118.1 million, or 5.3%, from the level at December 31, 2014, and an increase of $113.9 million, or 5.1%, from the March 31, 2014 level.
The changes in net income, net interest income and net interest margin between the three-month periods are more fully described under the heading "RESULTS OF OPERATIONS," beginning on page 47.
Stockholders’ equity was $205.0 million at March 31, 2015, an increase of $10.5 million, or 5.4%, from the year earlier level. Stockholders' equity was also up $4.0 million, or 2.0%, from the December 31, 2014 level of $200.9 million. The components of the change in stockholders’ equity since year-end 2014 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
Regulatory Capital and Increase in Stockholders' Equity: The new regulatory capital requirements, as approved by the federal bank regulatory authorities in July 2013 (the "New Capital Rules"), went into effect for the Company on January 1, 2015. At period-end, we exceeded by a substantial amount all regulatory minimum capital requirements under the New Capital Rules (including the new Common Equity Tier 1 Capital ratio) at both the holding company and bank levels. As of March 31, 2015 both of our banks, as well as our holding

# 34

company, qualified as "well-capitalized" under the adjusted federal bank regulatory guidelines that became effective contemporaneously with the New Capital Rules. Our regulatory capital levels in recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, and are well in excess of the currently required minimum levels under the New Capital Rules, because of our continued profitability and strong asset quality.
At March 31, 2015, our tangible book value per share (calculated based on stockholders' equity reduced by goodwill and other intangible assets) amounted to $14.20, an increase of $0.31, or 2.2%, from the December 31, 2014 level and an increase of $0.82, or 6.1%, from the level as of March 31, 2014. Our total stockholders' equity at March 31, 2015 increased 5.4% over the year-earlier level, and our total book value per share increased by 5.0% over the year earlier level. In the past three months, total shareholders' equity increased 2.0% and our total book value per share increased by the same 2.0%. The increase in stockholders' equity over the first three months of 2014 principally reflected the following factors: (i) $5.9 million net income for the period and (ii) issuance of $0.2 million of common stock through our employee benefit and dividend reinvestment plans; offset in part by (iii) cash dividends of $3.2 million; and (iv) repurchases of our own common stock of $0.1 million. As of March 31, 2015, our closing stock price was $27.15, representing a trading multiple of 1.91 to our tangible book value. As adjusted for a 2% stock dividend distributed September 29, 2014, the Company paid a quarterly cash dividend of $.245 per share for each of the first three quarters of 2014, and a cash dividend of $.25 per share for the last quarter of 2014 and the first quarter of 2015.

Loan Quality: The credit quality of our loan portfolio has continued in recent periods to be significantly stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets (see page 30 for information on how we define our peer group).
Our net charge-offs for the first quarter of 2015 were $220 thousand as compared to $256 thousand for the comparable 2014 quarter. Our ratio of net charge-offs to average loans (annualized) for the first quarter of 2015 and 2014 were 0.06% and 0.08%, respectively. By contrast, our peer group's weighted average ratio of net charge-offs to average loans for the 2014 year was 0.15%. At March 31, 2015, our allowance for loan losses was $15.6 million representing 1.09% of total loans, down one basis point from the December 31, 2014 ratio, reflecting the continuing strong credit quality in the loan portfolio.
Nonperforming loans were $7.9 million at March 31, 2015, representing 0.55% of period-end loans; our year-earlier ratio was 0.53%. By way of comparison, the weighted average ratio for our peer group was 1.03% at December 31, 2014, which represented a significant improvement from the peer group's ratios of earlier years. For example, our peer group's nonperforming loans ratio was 3.60% at year-end 2010, the high-point after the onset of the 2008 recession, while our ratio has remained quite low and stable from 2008 through the date of this Report.
During the first three months of 2015, we experienced increases in outstanding balances in each of the three largest segments of our loan portfolio, without any significant deterioration in our credit quality:
Residential Real Estate Loans: These loans, including home equity loans, made up approximately 38% of our portfolio at period-end. The residential real estate market in our service area has been stable in recent periods. During the worst of the financial crisis, we did not experience a notable increase in our foreclosure or loss rates on our residential real estate loans, nor have we in ensuing periods, primarily due to the fact that we never have originated or participated in underwriting high-risk mortgage loans, such as so called “Alt A,” “negative amortization,” “option ARM's” or “negative equity” loans. We originated all of the residential real estate loans currently held in our portfolio and apply conservative underwriting standards to our originations.
Commercial and Commercial Real Estate Loans: These loans comprised approximately 31% of our loan portfolio at period-end. Current unemployment rates in our region remain slightly elevated from pre-crisis levels, although the local economy continues to be stable and in some areas recovering. Similarly, commercial property values in our region remain stable, and did not show significant deterioration even in the worst phases of the financial crisis. We update the appraisals on our nonperforming and watched commercial loan properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.
Automobile (Primarily Through Indirect Lending) and Other Consumer Loans: These loans (primarily automobile) comprised approximately 31% of our loan portfolio. In the first three months of 2015, we did not experience any significant change in our delinquency rate or level of nonperforming loans in this segment.

Liquidity and Access to Credit Markets: We have not experienced any liquidity problems or special concerns during 2015 to date, nor did we during 2014 or 2013. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed. In general, we rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source. Our main liability-based sources are overnight borrowing arrangements with our correspondent banks, term credit arrangement advances from the FHLBNY and the Federal Reserve Bank discount window. During the recent financial crisis, many financial institutions, small and large, relied extensively on the Fed's discount window to support their liquidity positions, but we had no such need. We regularly perform a liquidity stress test and periodically test our contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.

Visa Class B Common Stock: Our banks, as former member banks of Visa, continue to bear some indirect contingent liability to various third parties who may have certain claims against Visa, including class action claims, to the extent that Visa's direct liabilities resulting from such claims ultimately exceed the amounts held in a certain litigation escrow account set up by Visa to defray such liabilities using funds which would otherwise be owed by it to its member banks in redemption of their Class B Visa shares. In July 2012, Visa and MasterCard entered into a Memorandum of Understanding ("MOU") with a class of plaintiffs to settle certain covered antitrust claims against the two card companies involving merchant discounts. In December 2013, a federal judge gave final approval to the class settlement agreement in this litigation.  The total cash settlement payment was set at approximately $6.05 billion, of which Visa’s share represented approximately $4.4 billion. Visa has paid its portion of this settlement from the litigation escrow account. In the second quarter 2012, in light of the state of covered litigation at Visa at the time, which was then winding down (as it continues to do ), as well as the substantial

# 35

remaining dollar amount in the litigation escrow fund, we determined to reverse the entire amount of our 2008 VISA litigation-related accrual, which was then $294 thousand pre-tax. This reversal reduced our other operating expenses for the year ending December 31, 2012. We believed then, and continue to believe, that the balance that Visa maintains in its escrow fund is substantially sufficient to satisfy Visa's remaining direct liability to such claims without further resort to the contingent liability of the former Visa member banks. At March 31, 2015, the Company held 27,771 shares of Visa Class B common stock and we continue not to recognize any economic value for these shares.

# 36

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	March 31, 2015	December 31, 2014	March 31, 2014	From December	From March	From December	From March
Interest-Bearing Bank Balances	$73,654	$11,214	$35,994	$62,440	$37,660	556.8%	104.6%
Securities Available-for-Sale	393,133	366,139	429,230	26,994	(36,097)	7.4%	(8.4)%
Securities Held-to-Maturity	305,175	302,024	317,632	3,151	(12,457)	1.0%	(3.9)%
Loans (1)	1,434,794	1,413,268	1,310,423	21,526	124,371	1.5%	9.5%
Allowance for Loan Losses	15,625	15,570	14,636	55	989	0.4%	6.8%
Earning Assets (1)	2,211,562	2,097,496	2,097,175	114,066	114,387	5.4%	5.5%
Total Assets	2,335,528	2,217,420	2,221,581	118,108	113,947	5.3%	5.1%
Demand Deposits	310,878	300,786	277,086	10,092	33,792	3.4%	12.2%
NOW Accounts	967,537	871,671	908,028	95,866	59,509	11.0%	6.6%
Savings Deposits	541,750	524,648	524,670	17,102	17,080	3.3%	3.3%
Time Deposits of $100,000 or More	59,886	61,797	74,127	(1,911)	(14,241)	(3.1)%	(19.2)%
Other Time Deposits	138,653	144,046	164,108	(5,393)	(25,455)	(3.7)%	(15.5)%
Total Deposits	$2,018,704	$1,902,948	$1,948,019	$115,756	$70,685	6.1%	3.6%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$15,895	$19,421	$13,787	$(3,526)	$2,108	(18.2)%	15.3%
FHLB Advances - Overnight	—	41,000	—	(41,000)	—	(100.0)%	—%
FHLB Advances - Term	50,000	10,000	20,000	40,000	30,000	400.0%	150.0%
Stockholders' Equity	204,965	200,926	194,491	4,039	10,474	2.0%	5.4%
(1) Includes Nonaccrual Loans
Municipal Deposits: Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors. Over the past twelve months, municipal deposits on average have ranged from 28% to over 34% of our total deposits. As of March 31, 2015, typically a seasonal high point for our municipal deposits, such deposits represented 34.7% of total deposits. Municipal deposits typically are invested in NOW accounts and time deposits of short duration. Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.
In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and remain elevated during the winter months, due to tax deposits, and generally receive an additional boost at the end of March from the electronic deposit of state aid to school districts. In addition to these seasonal fluctuations within accounts, the overall level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in or out of our banks due to competitive factors. Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter.
The recent financial crisis had a significant negative impact on municipal tax revenues in many regions, and consequently on municipal funds available for deposit. To date, this has not resulted in either a sustained decrease in municipal deposit levels at our banks, adjusted for seasonal fluctuations, or an overall increase in the average rate we pay on such deposits (despite the continuing strong competition for such deposits). However, if in the future interest rates begin to rise significantly or the competition for municipal deposits otherwise becomes more intense, we may experience either or both of these adverse developments, i.e., a sustained decrease in municipal deposit levels and/or an overall increase in the average rate we pay on such deposits.
Changes in Sources of Funds: In recent periods, for cost reasons and because of the sustained growth of customer deposits even at very low rates, we have lessened our reliance on wholesale funding sources and increased our reliance on customer deposits as a source of day-to-day funding. Our total deposits increased $115.8 million, or 6.1%, from December 31, 2014 to March 31, 2015, mainly due to an increase in our municipal deposits, principally at period-end. Our non-municipal deposit balances also increased over the past three months, again, more strongly at period-end, although we also experienced throughout the period a general shift in balances from time deposits to savings and NOW accounts, a long-running trend matching the continuing decline in recent years in prevailing deposit rates and interest rates generally. At March 31, 2015 we were a net seller of overnight funds (held as interest-bearing balances at the Federal Reserve Bank), while at December 31, 2014 we were a borrower of $41.0 million of overnight funds from the FHLB of New York. At March 31, 2015, our term advances from the FHLB were $50.0 million, as we added $40 million in medium term advances during the first quarter of 2015 in order to extend the average maturity of our interest-bearing liabilities.
Changes in Earning Assets: Our loan portfolio at March 31, 2015, was up by $21.5 million, or 1.5%, from the December 31, 2014 level and up by $124.4 million or 9.5%, from the March 31, 2014 level. We experienced the following trends in our three largest segments:

1.
Commercial and commercial real estate loans. Our March 31, 2015 balance for this segment was essentially unchanged from the December 31, 2014 total, representing the off-setting impact of continued strong loan demand and a large payoff during the quarter.

2.
Residential real estate loans. The period-end balance increased by $18.1 million, or 3.4%, from December 31, 2014. We continued to sell some of our residential mortgage originations during the three-month period to Freddie Mac, although a smaller percentage than we sold in the same period the prior year. Demand for new mortgage loans was modest throughout the period.

# 37

3.
Automobile loans (primarily through indirect lending). The balance of these loans at March 31, 2015, increased by $4.5 million, or 1.0%, from the December 31, 2014 balance, reflecting a continuation of strong automobile sales region-wide and an expansion of our dealer network for indirect lending, as dealer sales in the region rebounded from a slow start to the year due to the effects of a cold and snowy winter in the northeast.

Most of our incoming cash flows for the first three months of 2015 came from a combination of an increase in deposit balances and from the $40 million in new FHLB advances, mentioned earlier. We used these cash-flows to fund our loan growth and purchase investment securities. We placed the remainder of these funds in overnight investments to cover the seasonal reduction in municipal deposits expected over the next two months.

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
Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Demand Deposits	$305,557	$302,184	$302,079	$281,150	$277,884
NOW Accounts	914,329	920,592	801,998	865,910	857,286
Savings Deposits	528,276	525,609	530,057	520,028	510,428
Time Deposits of $100,000 or More	60,370	65,202	69,351	71,656	75,819
Other Time Deposits	141,244	149,111	157,630	161,655	166,172
Total Deposits	$1,949,776	$1,962,698	$1,861,115	$1,900,399	$1,887,589
Percentage of Total Quarterly Average Deposits

	Quarter Ended
	3/31/2015	12/31/2014	09/30/2014	06/30/2014	03/31/2014
Demand Deposits	15.7%	15.4%	16.2%	14.8%	14.7%
NOW Accounts	46.9	46.9	43.1	45.5	45.5
Savings Deposits	27.1	26.8	28.5	27.4	27.0
Time Deposits of $100,000 or More	3.1	3.3	3.7	3.8	4.0
Other Time Deposits	7.2	7.6	8.5	8.5	8.8
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%
For a variety of reasons, we typically experience little growth in average deposit balances in the first quarter of each calendar year (even though municipal balances tend to grow sharply at the very end of the first quarter), little net growth or a small contraction in the second quarter of the year (when municipal deposits normally drop off), and a return to growth in the third and fourth quarters (when municipal deposits tend to increase, sometimes substantially, to and through year-end). This pattern has held true in recent periods. Growth in average deposit balances from the first quarter of 2014 to the first quarter of 2015 came primarily from municipal deposits.
Quarterly Cost of Deposits

	Quarter Ended
	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.15	0.16	0.19	0.23	0.22
Savings Deposits	0.13	0.13	0.16	0.17	0.17
Time Deposits of $100,000 or More	0.60	0.88	1.12	1.13	1.23
Other Time Deposits	0.58	0.72	0.84	0.89	0.95
Total Deposits	0.16	0.20	0.24	0.27	0.28

In keeping with industry trend lines, average rates paid by us on deposits decreased steadily over the five quarters ending March 31, 2015, for deposits generally and all deposit categories individually. Over the same period, our average yield on loans also decreased, for loans generally and across almost all loan categories (see "Quarterly Taxable Equivalent Yield on Loans," page 40). We make no representations that this downward trend in average deposit rates (and average yields on loans) will persist; at some point, deposit (and loan) rates are likely to level off and perhaps move upward.

# 38

Non-Deposit Sources of Funds

We have several sources of funding other than deposits. Historically, we have borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances." These structured advances typically have original maturities of 3 to 10 years with some advances callable by the FHLB at certain dates. If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest.
We have also relied in the past (most recently in 2004), on the issuance of trust preferred securities (or TRUPs) to supplement our funding needs. As a result of the Dodd-Frank Act, and its denial of Tier 1 regulatory capital treatment for future-issued TRUPs, we are not likely to issue any TRUPs in the future. However, consistent with a grandfathering provision in Dodd-Frank and the New Capital Rules issued by bank regulators pursuant thereto, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (i.e., TRUPs) listed on our consolidated balance sheet as of March 31, 2015, will, subject to certain limits, continue to qualify as Tier 1 regulatory capital until such TRUPs mature or are redeemed, as is further discussed under “Capital Resources” beginning on page 44 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur, such as any adverse change in tax laws that denies the Company the ability to deduct interest paid on these obligations for federal income tax purposes.
Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type. Over the last five quarters, the average balances of all loan types have fairly steadily increased, except for other consumer loans (i.e., non-automobile loans), which have remained stable and represent only 1.8% of the total portfolio.
Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Commercial and Commercial Real Estate	$445,765	$446,269	$435,729	$431,614	$412,507
Residential Real Estate	387,329	373,186	358,503	343,816	332,142
Home Equity	117,857	116,768	112,880	107,580	103,694
Consumer Loans - Automobile	445,341	439,460	428,092	419,407	409,723
Other Consumer Loans (1)	25,713	25,918	26,143	26,222	26,583
Total Loans	$1,422,005	$1,401,601	$1,361,347	$1,328,639	$1,284,649
Percentage of Total Quarterly Average Loans

	Quarter Ended
	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Commercial and Commercial Real Estate	31.4%	31.8%	32.0%	32.5%	32.1%
Residential Real Estate	27.2	26.6	26.3	25.9	25.9
Home Equity	8.3	8.3	8.3	8.1	8.1
Consumer Loans - Automobile	31.3	31.4	31.5	31.5	31.9
Other Consumer Loans (1)	1.8	1.9	1.9	2.0	2.0
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.
Maintenance of High Quality in the Loan Portfolio

For many reasons, including our conservative credit underwriting standards, we largely avoided the negative impact on asset quality that many other banks suffered during the financial crisis. Throughout the crisis and up to the date of this Report, we have not experienced a significant deterioration in the quality of our loan portfolio or any segment thereof. In general, we underwrite our residential real estate loans to secondary market standards for prime loans. We have never engaged in subprime mortgage lending as a business line. We never extended or purchased any so-called "Alt-A", "negative amortization", "option ARM", or "negative equity" mortgage loans. Similarly, we have historically applied high underwriting standards in our commercial and commercial real estate lending operations and generally in our indirect lending program as well. On occasion we have made loans, including indirect (automobile) loans, to borrowers having FICO scores below the highest credit quality classifications, where special circumstances such as competitive considerations justify our doing so, and occasionally we have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 39% of the entire portfolio at March 31, 2015), eclipsing both our commercial and commercial real estate loans (31% of the portfolio) and automobile loans (30% of the portfolio). Our gross originations for residential real estate loans (including refinancings of pre-existing mortgage loans) were $26.5 million and $26.7 million for the first three months of 2015 and 2014, respectively. These origination totals exceeded the sum of repayments and prepayments in the respective quarters, but in each period we also sold a portion of these originations on or immediately after origination. In the first three months of 2014, we sold $4.2 million

# 39

of our originations. In the first three months of 2015, we sold $3.5 million, or 13.3% of our originations. During 2014, we introduced additional competitive products for variable rate (adjustable) residential real estate and construction loans. None of these variable rate loans were subprime loans. We did not sell any of these variable rate loans to the secondary market.
Even though short-term rates have remained very low since 2008, rates on conventional real estate mortgages have fluctuated somewhat over the past few years in response to several programs undertaken by the Federal Reserve, including its so-called "quantitative easing" programs. If the current historically unprecedented low-rate environment for newly originated residential real estate loans persists for an extended additional period of time, we may continue to sell a significant portion of our loan originations and, as a result, may even experience a decrease in our outstanding balances in this segment of our portfolio. Moreover, if our local economy suffers a major downturn or prevailing long-term interest rates spike upward, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance. Management believes it is not possible at this point to project whether mortgage rates or interest rates generally will experience meaningful and substantial increases in upcoming periods, or what the long-term effect of any such increase will be on our mortgage loan portfolio or our loan portfolio generally, or on our net interest income, net income or financial results, in upcoming periods.

Commercial, Commercial Real Estate and Commercial Construction Loans: Over the last decade, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have generally increased in dollar amount and have slightly increased as a percentage of the overall loan portfolio. For the first three months of 2015, loan growth was strong in this category, but was largely offset by a few large prepayments.
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

Automobile Loans (primarily through indirect lending): At March 31, 2015, our automobile loans (primarily loans originated through dealerships located in upstate New York and Vermont) represented the third largest category of loans in our portfolio, and continued to be a significant component of our business comprising almost a third of our loan portfolio.
Beginning in 2012 and continuing to the present, there has been a nation-wide resurgence in automobile sales and financing, due in the view of many to an aging fleet and a modest resurgence in consumer optimism. Our new automobile loan volume for the first three months of 2015, at $52.1 million, was higher than in the 2014 first quarter ($50.7 million), but originations were negatively affected in both comparative quarters by cold and snowy weather. Our automobile loan portfolio still grew in the first three months of 2015 by $4.5 million, or 1.0%, over our December 31, 2014 balance.
It has been widely noted that the recent upsurge in auto lending nationwide was accompanied by a general weakening of underwriting standards. To some extent this was true for us, as well. We designate the credit quality of our automobile borrowers in four groups and in recent periods have originated a slightly higher ratio of loans in the lower two tiers. However, we saw no significant change in our net charge-offs on automobile loans for the first three months of 2015. Our experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this segment of our portfolio. If weakness in auto demand returns, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company lending affiliates continue to offer highly-subsidized loans. If the economy in our service area for indirect loans should weaken significantly in upcoming periods, we would expect some negative impact on the quality of this segment of our portfolio as well.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Commercial and Commercial Real Estate	4.40%	4.40%	4.43%	4.47%	4.49%
Residential Real Estate	4.43	4.40	4.40	4.50	4.55
Home Equity	2.94	2.97	2.93	2.93	2.95
Automobile	3.18	3.20	3.26	3.32	3.41
Other Consumer Loans	5.25	5.33	5.46	5.49	5.54
Total Loans	3.92	3.92	3.95	4.01	4.06

In summary, average yields in our total loan portfolio have steadily declined over the last year, dropping 14 basis points, or 3.4%, from the first quarter of 2014 to the first quarter of 2015. This decrease continued a long-term trend, resulting principally from the Federal Reserve's multi-year policy of generating and maintaining ultra-low rates in financial markets generally, on both short-term and long-term debt, as well as continuing competition for loans from other lenders. To the extent that this declining rate environment may be "bottoming out" or even in the early stages of a reversal, due to the decision by the Federal Reserve's discontinuation of its most recent qualitative easing program in October 2014 or any future actions the Fed may take to restrict the money supply or drive up rates, the impact of any such bottoming out or reversal on the average yield on our loan portfolio may not be immediate.
In the first quarter of 2015, the average yield on our loan portfolio remained unchanged from the last quarter of 2014. Of our three largest portfolio segments (commercial and commercial real estate, residential real estate and automobile) only automobile loans

# 40

experienced a decrease in yield in the just completed quarter from the prior quarter. Yields in the other two categories were relatively unchanged. While the average yield on our total loan portfolio in the just-completed quarter, as compared to the prior quarter, remained unchanged, the average cost of deposits during the quarter decreased by 4 basis points from the prior quarter, with a favorable impact on net interest margin, which increased by 7 basis points from 3.17% to 3.24%.
In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates. We expect that such will likely continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and much of this cash flow reprices at current rates for credit, as new loans are generated at the current yields. Thus, even if prevailing rates for loans stabilize in upcoming periods, our average rate on our portfolio may continue to decline for some period as older credits in our portfolio bearing generally higher rates continue to mature and either roll over or are redeployed into lower priced loans.
Investment Portfolio Trends
The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2014 to March 31, 2015 (in thousands). The principal change in our investment portfolios over the three-month period was an increase in our securities available-for-sale portfolio. This portfolio had declined during the prior year, as proceeds from maturing or sold securities were re-deployed into the loan portfolio.

	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	03/31/2015	12/31/2014	Change	03/31/2015	12/31/2014	Change
Securities Available-for-Sale:
U.S. Agency Securities	$151,527	$137,603	$13,924	$1,027	$63	$964
State and Municipal Obligations	74,095	81,730	(7,635)	208	148	60
Mortgage-Backed Securities-Residential	149,510	128,827	20,683	4,325	4,095	230
Corporate and Other Debt Securities	16,756	16,725	31	(193)	(263)	70
Mutual Funds and Equity Securities	1,245	1,254	(9)	125	134	(9)
Total	$393,133	$366,139	$26,994	$5,492	$4,177	$1,315

Securities Held-to-Maturity:
State and Municipal Obligations	$200,578	$193,252	$7,326	$4,627	$4,780	$(153)
Mortgage-Backed Securities-Residential	110,922	114,314	(3,392)	2,698	1,762	936
Corporate and Other Debt Securities	1,000	1,000	—	—	—	—
Total	$312,500	$308,566	$3,934	$7,325	$6,542	$783
At period end, we held no investment securities in our portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issuers of any sort.
As of both period-ends presented in the above table, all listed mortgage-backed securities (which includes interests in pools of mortgage-backed securities, known as collateralized mortgage obligations or CMOs, were guaranteed by U.S. agency or government sponsored enterprises (GSEs), such as Fannie Mae or Freddie Mac. Mortgage-backed securities provide to the investor monthly portions of principal and interest payments pursuant to the contractual obligations of the underlying mortgages. In the case of most CMOs, the principal and interest payments on the pooled mortgages are separated into two or more components (tranches), with each tranche having a separate estimated life, risk profile and yield. Our practice has been to purchase only those CMOs that are guaranteed by GSEs or other federal agencies and only those CMO tranches with shorter maturities and no more than moderate extension risk. Included in corporate and other debt securities are trust preferred securities issued by other financial institutions that were highly rated at the time of purchase.
Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first three months of 2015.
Increase in Net Unrealized Securities Gains (Losses): Nearly all of the change in our net unrealized gains or losses is attributable to changes in the yield curve between the two period-ends, that is, there has been little or no change in the credit-worthiness of the issuers.

# 41

Investment Sales, Purchases and Maturities
(In Thousands)

	Three Months Ended
Sales	03/31/2015	03/31/2014
Available-For-Sale Portfolio:
Mortgage-Backed Securities-Residential	$2,690	$—
U.S. Agency Securities	—	—
Other	12	—
Total	2,702	—
Net Gains on Securities Transactions	90	—
Proceeds on the Sales of Securities	$2,792	$—
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
Investment Purchases - Available-for-Sale Portfolio

	Three Months Ended
	03/31/2015	03/31/2014
Purchases
U.S. Agency Securities	$17,953	$12,586
State and Municipal Obligations	—	4,308
Mortgage-Backed Securities-Residential	33,708	—
Other	12	11
Total Purchases	$51,673	$16,905

Maturities & Calls	$22,739	$44,907

Investment Purchases - Held-to-Maturity Portfolio

	Three Months Ended
	03/31/2015	03/31/2014
Purchases
State and Municipal Obligations	$—	$5,891
Mortgage-Backed Securities-Residential	10,655	29,437
Total Purchases	$10,655	$35,328

Maturities & Calls	$7,180	$16,561

# 42

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Loan Balances:
Period-End Loans	$1,434,794	$1,413,268	$1,381,440	$1,344,124	$1,310,423
Average Loans, Year-to-Date	1,422,005	1,344,427	1,325,159	1,306,766	1,284,649
Average Loans, Quarter-to-Date	1,422,005	1,401,601	1,361,347	1,328,639	1,284,649
Period-End Assets	2,335,528	2,217,420	2,208,745	2,153,051	2,221,581

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$15,570	$14,434	$14,434	$14,434	$14,434
Provision for Loan Losses, YTD	275	1,848	1,407	963	458
Loans Charged-off, YTD	(290)	(1,021)	(769)	(504)	(336)
Recoveries of Loans Previously Charged-off	70	309	221	143	80
Net Charge-offs, YTD	(220)	(712)	(548)	(361)	(256)
Allowance for Loan Losses, End of Period	$15,625	$15,570	$15,293	$15,036	$14,636

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$15,570	$15,293	$15,036	$14,636	$14,434
Provision for Loan Losses, QTD	275	441	444	505	458
Loans Charged-off, QTD	(290)	(251)	(265)	(168)	(336)
Recoveries of Loans Previously Charged-off	70	87	78	63	80
Net Charge-offs, QTD	(220)	(164)	(187)	(105)	(256)
Allowance for Loan Losses, End of Period	$15,625	$15,570	$15,293	$15,036	$14,636

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$6,998	$6,899	$7,048	$6,185	$6,284
Restructured	307	333	346	398	380
Loans Past Due 90 or More Days and Still Accruing Interest	580	537	571	1,325	347
Total Nonperforming Loans	7,885	7,769	7,965	7,908	7,011
Repossessed Assets	106	81	66	40	138
Other Real Estate Owned	423	312	326	326	198
Total Nonperforming Assets	$8,414	$8,162	$8,357	$8,274	$7,347

Asset Quality Ratios:
Allowance to Nonperforming Loans	198.16%	200.41%	192.00%	190.14%	208.76%
Allowance to Period-End Loans	1.09	1.10	1.11	1.12	1.12
Provision to Average Loans (Quarter) (1)	0.08	0.12	0.13	0.15	0.14
Provision to Average Loans (YTD) (1)	0.08	0.12	0.14	0.15	0.14
Net Charge-offs to Average Loans (Quarter) (1)	0.06	0.05	0.05	0.03	0.08
Net Charge-offs to Average Loans (YTD) (1)	0.06	0.05	0.06	0.06	0.08
Nonperforming Loans to Total Loans	0.55	0.54	0.58	0.59	0.53
Nonperforming Assets to Total Assets	0.36	0.37	0.38	0.38	0.33
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
In the first quarter of 2015, we made a $275 thousand provision for loan losses, compared to a provision of $458 thousand for the first quarter of 2014 and a provision of $441 for the last quarter of 2014. Although a variety of factors and events during the 2015 quarter dictated the amount of the provision, the primary factor was net charge-offs during the quarter. Other factors included the continuing growth during the quarter in our loan balances (although at a slower rate than in prior quarters) and general stability in our credit quality (as a small increase in substandard loans was offset by a small decrease in our historical loss factors). See Note 3 to our unaudited interim consolidated financial statements for a discussion on how we classify our credit quality indicators as well as the balance in each category.

# 43

The ratio of the allowance for loan losses to total loans was 1.09% at March 31, 2015, down one basis point from 1.10% at December 31, 2014 and down 3 basis points from 1.12% at March 31, 2014.
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
Risk Elements
Our nonperforming assets at March 31, 2015 amounted to $8.4 million, an increase of $252 thousand, or 3.1%, from the December 31, 2014 total and an increase of $1.1 million or 14.5%, from the year earlier total. Our recent ratios of nonperforming assets to total assets remain significantly below our peer group averages for the corresponding dates. At March 31, 2015, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was .36%, nearly unchanged from our ratio at March 31, 2014. Both ratios are well below the comparable ratios of our peer group at December 31, 2014 (the latest date for which peer group information is available).
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest
	3/31/2015	12/31/2014	3/31/2014
Commercial Loans	$348	$150	$1,028
Commercial Real Estate Loans	24	200	1,373
Other Consumer Loans	79	34	89
Automobile Loans	3,661	5,322	3,124
Residential Real Estate Loans	1,956	1,953	2,104
Total Delinquent Loans	$6,068	$7,659	$7,718

At March 31, 2015, our loans in this category totaled $6.1 million, a decrease of $1.6 million, or 20.8%, from the $7.7 million of such loans at December 31, 2014. The March 31, 2015 total of non-current loans equaled 0.42% of such loans then outstanding, whereas the year-end 2014 total equaled .54% of loans then outstanding. The decrease from December 31, 2014 is primarily attributable to a substantial decrease in delinquent automobile loans, which temporarily surged at year-end 2014 and then subsided.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to our unaudited interim consolidated financial statements. We consider all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at March 31, 2015 ($28.2 million) was up slightly from the dollar amount of such loans at December 31, 2014 ($27.3 million) . The amount of such loans depends principally on economic conditions in our geographic market area of northeastern New York State. The economy in this area has been relatively strong in recent years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in our market area as well, and on our commercial and commercial real estate portfolio.
As of March 31, 2015, we held for sale two residential real estate properties in other real estate owned. As a result of our conservative underwriting standards, we do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process, nor do we expect significant losses to be incurred generally in our residential real estate portfolio.
We do not currently anticipate significant increases in our nonperforming assets or other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES

Please see our discussion in our Form 10-K for December 31, 2014 on the impact of the Dodd-Frank Act on regulatory capital standards for U.S. insured depository financial institutions, and specifically, on the new higher minimum capital standards set forth in the New Capital Rules that were approved by bank regulators in July 2013 and initially became effective for the Company on January 1, 2015.
In general, the New Capital Rules set higher minimum capital ratios for banks and bank holding companies, expand the risk-weighted categories of assets and add a new capital ratio, a "common equity tier 1 capital ratio" (CET1). The New Capital Rules as part of their general thrust in requiring enhanced capital for all banks and bank holding companies also introduce a new concept, a so-called "capital conservation buffer" (which will equal at least 2.5% of total risk-based assets when fully phased-in by 2019). This buffer will be added to each of the minimum capital ratios under the New Capital Rules (some of which are higher than the minimum ratios under the old bank regulatory capital rules).
Under the New Capital Rules, outstanding TRUPs issued by small- to medium-sized financial institutions such as Arrow before May 19, 2010, continue to qualify as tier 1 capital, up to a limit of 25% of tier 1 capital (including such TRUPs and other grandfathered tier 1 capital components), until the TRUPs mature or are redeemed. We have taken the one-time election provided to banks under the New Capital Rules to exclude accumulated other comprehensive income (AOCI) from capital in the calculation of our regulatory capital ratios.

# 44

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

Risk-Based and Leverage Capital Standards: Under the New Capital Rules, our holding company and our subsidiary banks are currently subject to both risk-based capital guidelines and a leverage capital ratio test.
The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions, which generally results in a substantial discounting of low-risk or risk-free assets from their GAAP book values on the balance sheet; that is, a significant dollar amount of such assets "disappears" from the balance sheet in the risk-weighting process. The guidelines then establish three minimum ratios of capital to total risk-weighted assets, specifically, a minimum "Common Equity Tier 1 Capital" ratio (currently, 4.50%), a minimum "Tier 1 Risk-Based Capital" ratio (currently, 6.00%), and a minimum "Total Risk-Based Capital" ratio (currently, 8.00%). The first of these, the Common Equity Tier 1 Capital ratio, is a new capital measured added under the New Capital Rules. For purposes of this measure, the numerator, Common Equity Tier 1 Capital, includes only common equity items, such as common stock, related surplus and retained earnings, with risk-adjusted assets as the denominator. The other two risk-based measures under the New Capital Rules are the Tier 1 Risk-Based Capital ratio and the Total Risk-Based Capital ratio which also existed under the previous regulatory capital rules but have been modified in significant ways under the New Capital Rules (most importantly, the Tier 1 Risk-Based Capital ratio has been increased from 4.00% to 6.00%). Tier 1 Risk-Based Capital under the New Capital Rules consists of Common Equity Tier 1 Capital, plus a limited amount of eligible permanent preferred stock and (for small- to medium-sized holding companies), a limited amount of trust preferred securities (see the discussion below on Trust Preferred Securities), minus intangible assets, net of associated deferred tax liabilities, and subject to certain other deductions. Total Risk-Based Capital under the New Capital Rules consists of Tier 1 Capital plus Tier 2 Capital, and Tier 2 Capital comprises a limited amount of eligible subordinated debt, other eligible preferred stock, certain other qualifying capital instruments, and a limited amount of the allowance for loan losses, subject to deductions. For each of the three risk-based capital ratios, the denominator--total risk-based assets--is defined under the New Capital Rules in a way that is similar to the methodology required under the old capital rules, but with significant differences. The weightings of certain asset categories, such as certain residential mortgage and commercial real estate loans, have been adjusted upward under the New Capital Rules and certain other risk-weighting changes have been made in the New Capital Rules, leading to a somewhat higher denominator for many institutions (and hence, lower risk-based ratios) than would have been the case under the old rules. The New Capital Rules also include another layer of required regulatory capital for banks and bank holding companies, a so-called capital conservation buffer, which when fully implemented in 2019, will add 2.50% to each of the three risk-based capital minimum ratios discussed above. This buffer will be phased-in in four annual increments of 0.625% each, beginning January 1, 2016.
The other regulatory capital measure under the New Capital Rules, the leverage ratio test, is also a carryover from the old rules. The leverage ratio is the ratio of Tier 1 capital (as defined under the leverage test) to total consolidated assets, without risk weighting (i.e, discounting) of assets, subject to deductions. The minimum leverage ratio under the New Capital Rules for banks and bank holding companies under the New Capital Rules is 4.00%. Rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios.
Federal banking law mandates that certain actions must be taken by banking regulators ("prompt corrective action") for financial institutions that are deemed undercapitalized as measured under any of these regulatory capital guidelines. Federal banking law establishes five categories of capitalization for financial institutions ranging from "well-capitalized” (the highest ranking) to "critically undercapitalized" (the lowest ranking). Federal banking law also ties the ability of banking organizations to engage in certain types of non-banking financial activities and to utilize certain procedures to such organizations' continuing to qualify for inclusion in one of the two highest-ranking of these capitalization categories, i.e., as "well-capitalized" or "adequately capitalized."

Capital Ratios: The table below sets forth the capital ratios of our holding company and subsidiary banks, Glens Falls National and Saratoga National under the New Capital Rules, as of March 31, 2015:

	Common	Tier 1	Total
	Equity	Risk-Based	Risk-Based	Tier 1
	Tier 1 Capital	Capital	Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Arrow Financial Corporation	13.27%	14.65%	15.73%	9.57%
Glens Falls National Bank & Trust Co.	14.75%	14.76%	15.86%	9.25%
Saratoga National Bank & Trust Co.	11.67%	11.67%	12.66%	9.16%

Current Regulatory Minimum (2015)	4.50	6.00	8.00	4.00
FDICIA's "Well-Capitalized" Standard (2015)	6.50	8.00	10.00	5.00
Final Regulatory Minimum (2019) (1)	7.00	8.50	10.50	4.00
(1) Including the fully phased-in capital conservation buffer

At March 31, 2015 our holding company and both banks exceeded the minimum capital ratios established under the New Capital Rules and each also qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies under the "prompt corrective action" standards.

# 45

Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $205.0 million at March 31, 2015, an increase of $4.0 million, or 2.0%, from the prior year-end.  The most significant contributions to this increase in stockholders' equity were net income of $5.9 million and equity received from our various stock-based compensation and dividend reinvestment plans of $0.2 million. These positive factors were offset, in part, by cash dividends of $3.2 million and purchases of our own common stock of $0.1 million.  See the Consolidated Statement of Changes in Stockholders' Equity on page 6 of this report for all of the changes in stockholders' equity between December 31, 2014 and March 31, 2015.

Trust Preferred Securities Under Dodd-Frank: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's historical approach to regulatory capital, TRUPs typically qualified as Tier 1 capital for all bank holding companies, of any size, but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the Dodd-Frank Act, this treatment continues to apply to small- and medium-sized banking organizations like ours, but only with respect to TRUPs issued before the Dodd-Frank Act's grandfathering date (as our TRUPs were). Any trust preferred securities issued by banking organizations like ours on or after the grandfathering date do not and will not qualify as Tier 1 capital under the new bank regulatory capital guidelines. Thus, our currently outstanding TRUPs will continue to qualify as Tier 1 capital until maturity or redemption, but no additional TRUPs issued by us would so qualify.

Stock Repurchase Program: At its regular meeting in October 2014, the Board of Directors approved a 12-month stock repurchase program (the "2015 program") authorizing the repurchase, at the discretion of senior management, during calendar year 2015 of up to $5 million of Arrow's common stock in open market or privately negotiated transactions. This program replaced a similar $5 million stock repurchase program which was approved by the Board in November 2013 for calendar year 2014 (the "2014 program"). Under the 2015 program, management is authorized to effect stock repurchases from time-to-time, to the extent that it believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of stockholders. Through March 31, 2015, no shares had been repurchased by the Company under the 2015 program.

Dividends: Our common stock is traded on NasdaqGS® - AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On April 29, 2015, our Board of Directors declared a 2015 second quarter cash dividend of $.25 payable on June 15, 2015. Per share amounts in the following table have been restated for our September 2014 2% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2014
First Quarter	$24.02	$26.94	$0.245
Second Quarter	24.31	26.46	0.245
Third Quarter	24.82	26.46	0.245
Fourth Quarter	25.10	27.93	0.250
2015
First Quarter	$25.55	$27.53	$0.250
Second Quarter (payable June 15, 2015)			0.250

	Quarter Ended March 31,
	2015	2014
Cash Dividends Per Share	0.250	0.245
Diluted Earnings Per Share	0.46	0.42
Dividend Payout Ratio	54.35%	58.33%
Total Equity (in thousands)	$204,965	$194,491
Shares Issued and Outstanding (in thousands)	12,635	12,597
Book Value Per Share	$16.22	$15.44
Intangible Assets (in thousands)	$25,492	$25,999
Tangible Book Value Per Share	$14.20	$13.38
LIQUIDITY
The objective of effective liquidity management is to ensure that we have the ability to raise cash when we need it at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to our customers at any time.  Given the uncertain nature of customer demand as well as the need to maximize earnings, we must have available reasonably priced sources of funds, both on- and off-balance sheet, that can be accessed quickly in time of need.
Our primary sources of available liquidity have been and remain overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from maturing investment securities and loans.  In addition, certain investment

# 46

securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $393.13 million at March 31, 2015, an increase of $27.0 million, or 7.4%, from the year-end 2014 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from federal funds, short-term balances at the Federal Reserve Bank, and maturing or marketable investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York ("FHLBNY"). Our federal funds lines of credit are with two correspondent banks totaling $35 million, but we did not draw on these lines during 2014 or the first quarter of 2015.
To support our borrowing relationship with the FHLBNY, we have pledged collateral, including mortgage-backed securities and residential mortgage loans. Our unused borrowing capacity at the FHLBNY was approximately $113.7 million at March 31, 2015. In addition we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At March 31, 2015, the amount available under this facility was approximately $308.8 million, with no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At March 31, 2015, our basic liquidity ratio, including our FHLB collateralized borrowing capacity, was 9.6% of total assets, or $224 million, well in excess of our internally-set minimum target ratio of 4% of total assets.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 Compared With
Three Months Ended March 31, 2014

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	03/31/2015	03/31/2014	Change	% Change
Net Income	$5,855	$5,320	$535	10.1%
Diluted Earnings Per Share	0.46	0.42	0.04	9.5
Return on Average Assets	1.06%	0.99%	0.07%	7.1
Return on Average Equity	11.72%	11.11%	0.61%	5.5

We reported earnings (net income) of $5.9 million and diluted earnings per share (EPS) of $.46 for the first quarter of 2015, compared to net income of $5.3 million and diluted EPS of $.42 for the first quarter of 2014.
We experienced net gains of $55 thousand, net of tax, on the sale of securities in the 2015 quarter. There were no securities sales in the 2014 quarter.

    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	03/31/2015	03/31/2014	Change	% Change
Interest and Dividend Income	$18,073	$17,439	$634	3.6%
Interest Expense	1,086	1,594	(508)	(31.9)
Net Interest Income	16,987	15,845	1,142	7.2
Tax-Equivalent Adjustment	1,083	1,173	(90)	(7.7)
Average Earning Assets (1)	2,126,320	2,056,841	69,479	3.4
Average Interest-Bearing Liabilities	1,713,253	1,678,080	35,173	2.1

Yield on Earning Assets (1)	3.45%	3.44%	0.01%	0.3
Cost of Interest-Bearing Liabilities	0.26	0.39	(0.13)	(33.3)
Net Interest Spread	3.19	3.05	0.14	4.6
Net Interest Margin	3.24	3.12	0.12	3.8
(1) Includes Nonaccrual Loans

# 47

Between the first quarter of 2014 and the first quarter of 2015, our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased by 12 basis points, from 3.12% to 3.24%, representing a 3.8% increase in our margin. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 31, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) Among other things, this increase in net interest margin reflected a decrease in the cost of a few of our municipal NOW accounts, which renewed during the third quarter of 2014, as well as the sale during the same quarter of a substantial portion of our available-for-sale securities portfolio and the redeployment of most of the proceeds into higher-yielding loans. Neither of these occurrences should be expected to recur in upcoming periods. Rather, in management's view, despite this positive recent development in our net interest margin, our persistent multi-year experience of margin compression may well continue in upcoming periods, and if rates do begin to move broadly upward, our liabilities generally may reprice more rapidly than our assets (which typically would have a negative effect on our margins). Net interest income for the just completed quarter, on a taxable equivalent basis, increased by $1.14 million, or 7.2%, from the first quarter of 2014, as the increase in our net interest margin between the periods was enhanced by the positive impact of a 3.4% increase in the level of our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 43, the provision for loan losses for the first quarter of 2015 was $275 thousand, compared to a provision of $458 thousand for the 2014 quarter.
Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	03/31/2015	03/31/2014	Change	% Change
Income From Fiduciary Activities	$1,933	$1,873	$60	3.2%
Fees for Other Services to Customers	2,239	2,194	45	2.1
Insurance Commissions	2,139	2,444	(305)	(12.5)
Net (Loss) Gain on Securities Transactions	90	—	90	—
Net Gain on the Sale of Loans	132	123	9	7.3
Other Operating Income	323	252	71	28.2
Total Noninterest Income	$6,856	$6,886	$(30)	(0.4)

Total noninterest income in the just completed quarter was $6.86 million, virtually unchanged from total noninterest income of $6.89 million for the first quarter of 2014.
We experienced modest increases in all categories except for insurance commission income, which decreased by $305 thousand, or 12.5%, primarily due to a decrease in annual contingent commission income received from certain insurance carriers. Income from fiduciary activities in the 2014 quarter increased by $60 thousand, or 3.2%, from the comparable 2014 quarter. This source of noninterest income typically tracks the dollar value of assets under administration. At quarter-end 2015, the market value of assets under trust administration and investment management amounted to $1.255 billion, an increase of $72.2 million, or 6.1%, from March 31, 2014. The increase was generally attributable to a significant rise in the equity markets between the reporting dates and the addition of new accounts.
Fees for other services to customers increased by $45 thousand, or 2.1%, primarily due to an increase in revenues related to debit card interchange income. In addition to debit card interchange income, fees for other services to customers includes service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans. Effective October 1, 2011 Visa announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange fee rules promulgated by the Federal Reserve under the Dodd-Frank Act. This reduced rate structure has had, and will continue to have, a slight but noticeable negative impact on our fee income. However, debit card usage by our customers continues to grow which has offset at least in part, the negative effect of reduced debit interchange rates. If this usage continues to grow, it will continue to offset the negative impact of reduced interchange fees. Generally, we do not believe that Visa's new limits on interchange fees resulting from Dodd-Frank will have a material adverse impact on our financial condition or results of operations in future periods. However, there is currently a lawsuit challenging the existing post Dodd-Frank fee structure as too high. The Federal Reserve Bank successfully asked the court to permit retention of the current fee structure until the case is settled.
The increase in other operating income in the first quarter of 2015 versus the first quarter of 2014 was primarily attributable to income from our investment in bank-owned life insurance policies.

# 48

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	03/31/2015	03/31/2014	Change	% Change
Salaries and Employee Benefits	$7,692	$7,642	$50	0.7%
Occupancy Expense of Premises, Net	1,357	1,305	52	4.0
Furniture and Equipment Expense	1,130	1,036	94	9.1
FDIC and FICO Assessments	280	273	7	2.6
Amortization	91	106	(15)	(14.2)
Other Operating Expense	3,405	3,104	301	9.7
Total Noninterest Expense	$13,955	$13,466	$489	3.6
Efficiency Ratio	58.37%	58.77%	(0.40)%	(0.7)

Noninterest expense for the first quarter of 2015 was $14.0 million, an increase of $489 thousand, or 3.6%, from the expense for the first quarter of 2014. For the first quarter of 2015, our efficiency ratio was 58.37%, down by 40 basis points from our ratio for the comparable 2014 quarter. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). The efficiency ratio is further discussed on page 31 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. The favorable change in our efficiency ratio between the periods reflected the fact that our core gross income grew faster than our operating expenses. Our efficiency ratios in recent periods have also compared favorably to the ratios of our peer group, after adjusting for the definitional difference. For the year quarter ended December 31, 2014 (the most recent reporting period for which peer group information is available), the peer group efficiency ratio was 69.75%, and our ratio was 57.62% (not adjusted).
Salaries and employee benefits expense increased only 0.7% in the first quarter of 2015 over the 2014 quarter, representing the offsetting effects of a 4.6% increase in salaries and a 9.0% decrease in benefits. The decrease in our benefit expenses was primarily attributable to lower costs for our health care plan, due primarily to the effect on our plan of lower medical claims during the current period. We do not anticipate that our health care benefit expense will continue to decrease in upcoming periods.
The increase in occupancy expense was distributed among most categories including maintenance, taxes, rental expense and insurance.
The increase in furniture and equipment expense was attributable to increases in maintenance and data processing expenses.
The categories demonstrating the largest increases in other operating expense between the periods included third party computer processing expenses and legal fees.
Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	03/31/2015	03/31/2014	Change	% Change
Provision for Income Taxes	$2,675	$2,314	$361	15.6%
Effective Tax Rate	31.4%	30.3%	1.1	3.6
The provisions for federal and state income taxes amounted to $2.7 million and $2.3 million for the respective three-month periods of 2015 and 2014. The increase in the effective tax rate was primarily attributable to the fact that our tax-exempt income did not increase to the same extent as our taxable income.

# 49

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to credit risk in our loan portfolio and liquidity risk, discussed on page 35 of this Report, we have market risk in our business activities. Market risk is the possibility that changes in future market rates (interest rates) or prices (fees for products and services) will make our position less valuable. The ongoing monitoring and management of market risk, principally interest rate risk, is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”). In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. As of the date of this report, we have not made use of derivatives, such as interest rate swaps, in our risk management process.
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
We occasionally need to make ad hoc adjustments to our model. During recent years, the Federal Reserve's targeted federal funds rate has remained within a range of 0 to .25%. The resulting abnormally low short-term rates have led us to revise our standard model for the decreasing interest rate simulation for short-term liabilities and assets. We have applied our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, but have assumed an absolute floor of a zero interest rate for the modeling of our short-term liabilities and assets. Moreover, for purposes of determining the effect of a downward shift in rates under our current simulation model, we have made no downward shift in interest rates for our short-term liabilities and assets, even if such rates slightly exceed zero at the measurement date. We also assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending upon the contractual maturities of the particular assets and liabilities in question. In practice, however, shifts in prevailing interest rates typically affect our liability portfolios (primarily deposits) more rapidly than our asset portfolios, irrespective of differences in contractual maturities.
Applying the simulation model analysis as of March 31, 2015, a 200 basis point increase in all interest rates demonstrated a 1.74% decrease in net interest income over the ensuing 12 month period, and a 100 basis point decrease in long-term interest rates (with no decrease in short-term rates, or adjusted as discussed above) demonstrated a 1.57% decrease in net interest income, when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.
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
In general, our interest-bearing liabilities will reprice more rapidly in a rising rate environment than our interest-earning assets, resulting in a further short-term decrease in net interest income in a rising rate environment, beyond that reported in the simulation analysis, above. However, many of our interest-earning assets have relatively short lives and within a relatively few quarters after the first year period following a rise in rates we would expect a corresponding positive impact from the repricing of these interest-earning assets.

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

# 50

PART II - OTHER INFORMATION
Item 1.
Legal Proceedings
We are not currently the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of our business. On an ongoing basis, we are the subject of, or a party to, various legal claims by other parties against us, by us against other parties, or involving us, which arise in the normal course of our business. The various pending legal claims against us will not, in the opinion of management based upon consultation with counsel, result in any material liability.

Item 1.A.
Risk Factors
We believe that the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2014, continue to represent the most significant risks to our future results of operations and financial conditions, without modification or amendment. Please refer to such risk factors listed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

None
Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its common stock during the three months ended March 31, 2015:

First Quarter 2015 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
January	4,511	$26.66	—	$5,000,000
Feburary	4,033	26.47	—	5,000,000
March	19,359	27.12	—	5,000,000
Total	27,903	26.95	—
1 All shares of its Common Stock purchased by the Company in the first quarter of 2015 were either (i) shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP or (ii) shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options. The total number of shares thus purchased in ach month and average price paid per share are listed in columns A and B, respectively. In the months indicated, the total number of shares purchased included the following numbers of shares purchased through each such method: January – DRIP market purchases (3,900 shares), exercise of stock options (611 shares); February – DRIP market purchases (2,524 shares), exercise of stock options (1,509 shares); March – DRIP market purchases (19,359 shares).
2 In the first quarter of 2015, no shares were repurchased by the Company under its publicly-announced stock repurchase program (i.e., the $5 million stock repurchase program authorized by the Board of Directors in October 2014 and effective January 1, 2015 (the “2015 Repurchase Program”)).
3 Represents the dollar amount of repurchase authority remaining at each month-end during the quarter under the 2015 Repurchase Program, the Company’s only publicly-announced stock repurchase program in effect at the end of each such month.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None
Item 5.
Other Information - None

# 51

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

# 52

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

May 8, 2015	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

May 8, 2015	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 53