Form 10-Q
period 2015-06-30
ARROW FINANCIAL CORP
filed 2015-08-06
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2015
Common Stock, par value $1.00 per share	12,629,444

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - Financial Information

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	June 30, 2015	December 31, 2014	June 30, 2014
ASSETS
Cash and Due From Banks	$31,438	$35,081	$35,351
Interest-Bearing Deposits at Banks	13,699	11,214	16,459
Investment Securities:
Available-for-Sale	391,817	366,139	366,848
Held-to-Maturity (Approximate Fair Value of $328,361 at June 30, 2015; $308,566 at December 31, 2014; and $304,259 at June 30, 2014)	324,116	302,024	297,437
Federal Home Loan Bank and Federal Reserve Bank Stock	6,470	4,851	4,583
Loans	1,479,670	1,413,268	1,344,124
Allowance for Loan Losses	(15,574)	(15,570)	(15,036)
Net Loans	1,464,096	1,397,698	1,329,088
Premises and Equipment, Net	28,570	28,488	28,465
Goodwill	22,003	22,003	22,003
Other Intangible Assets, Net	3,369	3,625	3,865
Other Assets	47,793	46,297	48,952
Total Assets	$2,333,371	$2,217,420	$2,153,051
LIABILITIES
Noninterest-Bearing Deposits	$325,046	$300,786	$286,735
NOW Accounts	904,893	871,671	820,589
Savings Deposits	547,706	524,648	523,626
Time Deposits of $100,000 or More	58,284	61,797	70,600
Other Time Deposits	136,555	144,046	159,116
Total Deposits	1,972,484	1,902,948	1,860,666
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	24,273	19,421	16,896
Federal Home Loan Bank Overnight Advances	29,500	41,000	24,000
Federal Home Loan Bank Term Advances	55,000	10,000	10,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Other Liabilities	25,167	23,125	23,873
Total Liabilities	2,126,424	2,016,494	1,955,435
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (17,079,376 Shares Issued at June 30, 2015 and December 31, 2014 and 16,744,486 Shares Issued June 30, 2014)	17,079	17,079	16,744
Additional Paid-in Capital	240,243	239,721	230,131
Retained Earnings	35,303	29,458	32,132
Unallocated ESOP Shares (58,606 Shares at June 30, 2015; 71,748 Shares at December 31, 2014; and 74,845 Shares at June 30, 2014)	(1,200)	(1,450)	(1,550)
Accumulated Other Comprehensive Loss	(7,171)	(7,166)	(3,489)
Treasury Stock, at Cost (4,397,740 Shares at June 30, 2015; 4,386,001 Shares at December 31, 2014; and 4,319,587 Shares at June 30, 2014)	(77,307)	(76,716)	(76,352)
Total Stockholders’ Equity	206,947	200,926	197,616
Total Liabilities and Stockholders’ Equity	$2,333,371	$2,217,420	$2,153,051
See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$13,939	$13,202	$27,589	$25,976
Interest on Deposits at Banks	26	16	47	29
Interest and Dividends on Investment Securities:
Fully Taxable	2,013	2,041	3,957	4,049
Exempt from Federal Taxes	1,429	1,436	2,804	2,907
Total Interest and Dividend Income	17,407	16,695	34,397	32,961
INTEREST EXPENSE
NOW Accounts	338	495	668	959
Savings Deposits	182	226	349	445
Time Deposits of $100,000 or More	88	201	178	431
Other Time Deposits	185	359	387	750
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	5	5	10	9
Federal Home Loan Bank Advances	301	127	451	272
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	144	142	286	283
Total Interest Expense	1,243	1,555	2,329	3,149
NET INTEREST INCOME	16,164	15,140	32,068	29,812
Provision for Loan Losses	70	505	345	963
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,094	14,635	31,723	28,849
NONINTEREST INCOME
Income From Fiduciary Activities	2,051	1,906	3,984	3,779
Fees for Other Services to Customers	2,334	2,377	4,573	4,571
Insurance Commissions	2,367	2,293	4,506	4,737
Net Gain (loss) on Securities Transactions	16	(27)	106	(27)
Net Gain on Sales of Loans	120	166	252	289
Other Operating Income	556	304	879	556
Total Noninterest Income	7,444	7,019	14,300	13,905
NONINTEREST EXPENSE
Salaries and Employee Benefits	8,186	7,880	15,878	15,522
Occupancy Expenses, Net	2,344	2,316	4,831	4,657
FDIC Assessments	296	282	576	555
Other Operating Expense	3,557	3,259	7,053	6,469
Total Noninterest Expense	14,383	13,737	28,338	27,203
INCOME BEFORE PROVISION FOR INCOME TAXES	9,155	7,917	17,685	15,551
Provision for Income Taxes	2,850	2,393	5,525	4,707
NET INCOME	$6,305	$5,524	$12,160	$10,844
Average Shares Outstanding:
Basic	12,633	12,595	12,633	12,599
Diluted	12,669	12,616	12,670	12,621
Per Common Share:
Basic Earnings	$0.50	$0.44	$0.96	$0.86
Diluted Earnings	0.50	0.44	0.96	0.86

Share and Per Share Amounts have been restated for the September 2014 2% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$6,305	$5,524	$12,160	$10,844
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding (Losses) Gains Arising During the Period	(1,014)	514	(159)	755
Reclassification Adjustments for Securities (Gains) Losses Included in Net Income	(10)	16	(65)	16
Amortization of Net Retirement Plan Actuarial Loss	118	69	235	139
Accretion of Net Retirement Plan Prior Service Credit	(9)	(13)	(16)	(26)
Other Comprehensive Income (Loss) Gain	(915)	586	(5)	884
Comprehensive Income	$5,390	$6,110	$12,155	$11,728

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2014	$17,079	$239,721	$29,458	$(1,450)	$(7,166)	$(76,716)	$200,926
Net Income	—	—	12,160	—	—	—	12,160
Other Comprehensive Income	—	—	—	—	(5)	—	(5)
Cash Dividends Paid, $.50 per Share	—	—	(6,315)	—	—	—	(6,315)
Stock Options Exercised, Net (3,027 Shares)	—	40	—	—	—	30	70
Shares Issued Under the Directors’ Stock Plan (4,579 Shares)	—	73	—	—	—	45	118
Shares Issued Under the Employee Stock Purchase Plan (9,775 Shares)	—	153	—	—	—	96	249
Stock-Based Compensation Expense	—	157	—	—	—	—	157
Purchase of Treasury Stock (29,120 Shares)	—	—	—	—	—	(762)	(762)
Allocation of ESOP Stock (13,142 Shares)	—	99	—	250	—	—	349
Balance at June 30, 2015	$17,079	$240,243	$35,303	$(1,200)	$(7,171)	$(77,307)	$206,947

Balance at December 31, 2013	$16,744	$229,290	$27,457	$(1,800)	$(4,373)	$(75,164)	$192,154
Net Income	—	—	10,844	—	—	—	10,844
Other Comprehensive Income	—	—	—	—	884	—	884
Cash Dividends Paid, $.49 per Share [1]	—	—	(6,169)	—	—	—	(6,169)
Stock Options Exercised, Net (21,565 Shares)	—	308	—	—	—	212	520
Shares Issued Under the Directors’ Stock Plan (3,872 Shares)	—	63	—	—	—	38	101
Shares Issued Under the Employee Stock Purchase Plan (9,713 Shares)	—	146	—	—	—	95	241
Stock-Based Compensation Expense	—	180	—	—	—	—	180
Tax Benefit for Disposition of Stock Options	—	9	—	—	—	—	9
Purchase of Treasury Stock (61,609 Shares)	—	—	—	—	—	(1,568)	(1,568)
Acquisition of Subsidiaries (3,595 Shares)	—	56	—	—	—	35	91
Allocation of ESOP Stock (12,796 Shares)	—	79	—	250	—	—	329
Balance at June 30, 2014	$16,744	$230,131	$32,132	$(1,550)	$(3,489)	$(76,352)	$197,616

1 Cash dividends paid per share have been adjusted for the September 2014 2% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
Cash Flows from Operating Activities:	2015	2014
Net Income	$12,160	$10,844
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	345	963
Depreciation and Amortization	3,266	3,854
Allocation of ESOP Stock	349	329
Gains on the Sale of Securities Available-for-Sale	(106)	—
Losses on the Sale of Securities Available-for-Sale	—	27
Loans Originated and Held-for-Sale	(10,626)	(9,723)
Proceeds from the Sale of Loans Held-for-Sale	7,620	8,993
Net Gains on the Sale of Loans	(252)	(289)
Net Losses on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	112	46
Contributions to Retirement Benefit Plans	(416)	(465)
Deferred Income Tax Expense (Benefit)	297	(180)
Shares Issued Under the Directors’ Stock Plan	118	101
Stock-Based Compensation Expense	157	180
Net Increase in Other Assets	(1,777)	(714)
Net Increase in Other Liabilities	2,458	67
Net Cash Provided By Operating Activities	13,705	14,033
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	21,426	40,725
Proceeds from the Maturities and Calls of Securities Available-for-Sale	55,976	107,292
Purchases of Securities Available-for-Sale	(104,488)	(57,515)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	30,084	37,435
Purchases of Securities Held-to-Maturity	(52,815)	(36,380)
Net Increase in Loans	(64,241)	(77,926)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	820	918
Purchase of Premises and Equipment	(1,136)	(618)
Cash Paid for Subsidiaries, Net	—	(75)
Net (Increase) Decrease in Other Investments	(1,619)	1,698
Purchase of Bank Owned Life Insurance	—	(5,245)
Net Cash (Used In) Provided By Investing Activities	(115,993)	10,309
Cash Flows from Financing Activities:
Net Increase in Deposits	69,536	18,336
Net Decrease in Short-Term Borrowings	(36,148)	(23,881)
Federal Home Loan Bank Advances	74,500	—
Repayments of Federal Home Loan Bank Term Advances	—	(10,000)
Purchase of Treasury Stock	(762)	(1,568)
Stock Options Exercised, Net	70	520
Shares Issued Under the Employee Stock Purchase Plan	249	241
Tax Benefit from Exercise of Stock Options	—	9
Cash Dividends Paid	(6,315)	(6,169)
Net Cash Provided By (Used In) Financing Activities	101,130	(22,512)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,158)	1,830
Cash and Cash Equivalents at Beginning of Period	46,295	49,980
Cash and Cash Equivalents at End of Period	$45,137	$51,810

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$2,297	$3,222
Income Taxes	4,860	4,485
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	756	932
Acquisition of Subsidiaries	—	91

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2015, December 31, 2014 and June 30, 2014; the results of operations for the three-month and six-month periods ended June 30, 2015 and 2014; the consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014; the changes in stockholders' equity for the six-month periods ended June 30, 2015 and 2014; and the cash flows for the six-month periods ended June 30, 2015 and 2014. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current presentation. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2014, included in Arrow's 2014 Form 10-K.

New Accounting Standards Updates (ASU): During 2015, through the date of this report, the FASB issued ten accounting standards updates, The standards listed below did not have had an immediate impact on Arrow, but could in the future.
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
ASU 2015-06 "Earnings Per Share" contains guidance that addresses master limited partnerships. For Arrow, the standard is effective for the first quarter of 2016.
ASU 2015-07 "Fair Value Measurement" permits a reporting entity to measure the fair value of certain investments using the net asset value per share of the investment. For Arrow, the standard is effective for the first quarter of 2016.
ASU 2015-08 "Business Combinations" amended various SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 115.
ASU 2015-10 "Technical Corrections and Improvements"

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at June 30, 2015, December 31, 2014 and June 30, 2014:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
June 30, 2015
Available-For-Sale Securities, at Amortized Cost	$156,248	$59,230	$154,501	$16,910	$1,120	$388,009
Available-For-Sale Securities, at Fair Value	156,937	59,303	157,641	16,691	1,245	391,817
Gross Unrealized Gains	788	117	3,350	5	125	4,385
Gross Unrealized Losses	99	43	210	224	—	576
Available-For-Sale Securities, Pledged as Collateral						289,418

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	9,179	11,037	4,926		25,142
From 1 - 5 Years	156,248	48,283	115,431	10,984		330,946
From 5 - 10 Years	—	1,168	27,948	—		29,116
Over 10 Years	—	600	84	1,000		1,684

# 8

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
Maturities of Debt Securities, at Fair Value:
Within One Year	—	9,194	11,357	4,930		25,481
From 1 - 5 Years	156,937	48,341	117,681	10,961		333,920
From 5 - 10 Years	—	1,168	28,513	—		29,681
Over 10 Years	—	600	90	800		1,490

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	35,149	16,401	47,859	10,232	—	109,641
Total	$35,149	$16,401	$47,859	$10,232	$—	$109,641
Number of Securities in a Continuous Loss Position	10	71	1	14	—	96

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	99	43	210	224	—	576
Total	$99	$43	$210	$224	$—	$576

December 31, 2014
Available-For-Sale Securities, at Amortized Cost	$137,540	$81,582	$124,732	$16,988	$1,120	$361,962
Available-For-Sale Securities, at Fair Value	137,603	81,730	128,827	16,725	1,254	366,139
Gross Unrealized Gains	208	187	4,100	7	134	4,636
Gross Unrealized Losses	145	39	5	270	—	459
Available-For-Sale Securities, Pledged as Collateral						267,384

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$39,631	$3,309	$82	$—	$—	$43,022
12 Months or Longer	28,020	14,035	1,546	10,738	—	54,339
Total	$67,651	$17,344	$1,628	$10,738	$—	$97,361
Number of Securities in a Continuous Loss Position	22	65	3	15	—	105

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$48	$—	$—	$—	$—	$48
12 Months or Longer	97	39	5	270	—	411
Total	$145	$39	$5	$270	$—	$459

June 30, 2014
Available-For-Sale Securities, at Amortized Cost	$92,328	$102,456	$148,672	$17,065	$1,120	$361,641
Available-For-Sale Securities, at Fair Value	92,186	102,862	153,770	16,829	1,201	366,848
Gross Unrealized Gains	4	413	5,143	15	81	5,656
Gross Unrealized Losses	146	7	45	251	—	449
Available-For-Sale Securities, Pledged as Collateral						228,990

# 9

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$42,888	$2,860	$8,740	$—	$—	$54,488
12 Months or Longer	33,031	4,223	1,935	8,537	—	47,726
Total	$75,919	$7,083	$10,675	$8,537	$—	$102,214
Number of Securities in a Continuous Loss Position	24	24	8	12	—	68

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$30	$—	$34	$—	$—	$64
12 Months or Longer	116	7	11	251	—	385
Total	$146	$7	$45	$251	$—	$449

The following table is the schedule of Held-To-Maturity Securities at June 30, 2015, December 31, 2014 and June 30, 2014:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
June 30, 2015
Held-To-Maturity Securities, at Amortized Cost	$219,878	$103,238	$1,000	$324,116
Held-To-Maturity Securities, at Fair Value	223,031	104,330	1,000	328,361
Gross Unrealized Gains	3,737	1,201	—	4,938
Gross Unrealized Losses	583	109	—	692
Held-To-Maturity Securities, Pledged as Collateral				300,040

Maturities of Debt Securities, at Amortized Cost:
Within One Year	19,962	—	—	19,962
From 1 - 5 Years	93,785	69,333	—	163,118
From 5 - 10 Years	91,364	33,905	—	125,269
Over 10 Years	14,767	—	1,000	15,767

Maturities of Debt Securities, at Fair Value:
Within One Year	19,972	—	—	19,972
From 1 - 5 Years	95,510	70,023	—	165,533
From 5 - 10 Years	92,802	34,308	—	127,110
Over 10 Years	14,747	—	1,000	15,747

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	44,748	3,967	—	48,715
Total	$44,748	$3,967	$—	$48,715
Number of Securities in a Continuous Loss Position	157	1	—	158

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—

# 10

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
12 Months or Longer	583	109	—	692
Total	$583	$109	$—	$692

December 31, 2014
Held-To-Maturity Securities, at Amortized Cost	$188,472	$112,552	$1,000	$302,024
Held-To-Maturity Securities, at Fair Value	193,252	114,314	1,000	308,566
Gross Unrealized Gains	4,935	1,770	—	6,705
Gross Unrealized Losses	155	8	—	163
Held-To-Maturity Securities, Pledged as Collateral				282,640

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$2,143	$4,581	$—	$6,724
12 Months or Longer	16,033	—	—	16,033
Total	$18,176	$4,581	$—	$22,757
Number of Securities in a Continuous Loss Position	74	1	—	75

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$17	$8	$—	$25
12 Months or Longer	138	—	—	138
Total	$155	$8	$—	$163

June 30, 2014
Held-To-Maturity Securities, at Amortized Cost	$174,888	$121,549	$1,000	$297,437
Held-To-Maturity Securities, at Fair Value	180,211	123,048	1,000	304,259
Gross Unrealized Gains	5,473	1,533	—	7,006
Gross Unrealized Losses	150	34	—	184
Held-To-Maturity Securities, Pledged as Collateral				296,437

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$2,697	$9,561	$—	$12,258
12 Months or Longer	13,839	1,194	—	15,033
Total	$16,536	$10,755	$—	$27,291
Number of Securities in a Continuous Loss Position	63	4	—	67

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$29	$27	$—	$56
12 Months or Longer	121	7	—	128
Total	$150	$34	$—	$184

# 11

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.
In the available-for-sale category at June 30, 2015, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $156.2 million and a fair value of $156.9 million. Mortgage-backed securities - residential consisted of U.S. Government Agency securities with an amortized cost of $30.8 million and a fair value of $31.7 million and government sponsored entity (GSE) securities with an amortized cost of $123.7 million and a fair value of $126.0 million. In the held-to-maturity category at June 30, 2015, mortgage-backed securities-residential consisted of U.S Government Agency securities with an amortized cost of $28.8 million and a fair value of $29.0 million and GSE securities with an amortized cost of $74.5 million and a fair value of $75.4 million.
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
In the available-for-sale category at June 30, 2014, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $92.3 million and a fair value of $92.2 million. Mortgage-backed securities-residential consisted of US Government Agency securities with an amortized cost of $29.4 million and a fair value of $30.1 million and GSE securities with an amortized cost of $119.3 million and a fair value of $123.7 million. In the held-to-maturity category at June 30, 2014, mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $4.6 million and a fair value of $4.7 million and GSE securities with an amortized cost of $116.9 million and a fair value of $118.3 million.
Securities in a continuous loss position, in the tables above for June 30, 2015, December 31, 2014 and June 30, 2014, do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated at least Aaa by Moody's or AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis reflects satisfactory credit worthiness of the municipalities.  Corporate and other debt securities continue to be rated above investment grade according to Moody's and Standard and Poor's. Subsequent to June 30, 2015, and through the date of filing this report, there were no securities downgraded below investment grade.
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

# 12

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of June 30, 2015, December 31, 2014 and June 30, 2014 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.   Loans held-for-sale of $3,656, $398 and $1,084 a as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively, are included in the residential real estate balances for current loans.

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2015
Loans Past Due 30-59 Days	$109	$—	$3,355	$265	$3,729
Loans Past Due 60-89 Days	86	—	1,116	1,062	2,264
Loans Past Due 90 or more Days	382	2,600	195	2,846	6,023
Total Loans Past Due	577	2,600	4,666	4,173	12,016
Current Loans	94,756	351,195	450,213	571,490	1,467,654
Total Loans	$95,333	$353,795	$454,879	$575,663	$1,479,670

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$883	$21	$666	$1,570
Nonaccrual Loans	$513	$1,777	$417	$4,224	$6,931

December 31, 2014
Loans Past Due 30-59 Days	$124	$432	$4,167	$482	$5,205
Loans Past Due 60-89 Days	154	7	1,225	1,495	2,881
Loans Past Due 90 or more Days	345	1,832	206	2,999	5,382
Total Loans Past Due	623	2,271	5,598	4,976	13,468
Current Loans	98,888	337,841	431,443	531,628	1,399,800
Total Loans	$99,511	$340,112	$437,041	$536,604	$1,413,268

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$537	$537
Nonaccrual Loans	$473	$2,071	$415	$3,940	$6,899

June 30, 2014
Loans Past Due 30-59 Days	$212	$—	$2,726	$439	$3,377
Loans Past Due 60-89 Days	575	443	817	1,441	3,276
Loans Past Due 90 or more Days	108	1,887	272	2,955	5,222
Total Loans Past Due	895	2,330	3,815	4,835	11,875
Current Loans	92,995	337,018	413,349	488,887	1,332,249
Total Loans	$93,890	$339,348	$417,164	$493,722	$1,344,124

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$51	$5	$1,269	$1,325
Nonaccrual Loans	$164	$2,079	$473	$3,469	$6,185

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

# 13

Commercial Real Estate - The Company offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and both owner and non owner-occupied facilities. These loans are typically less risky than commercial loans, since they are secured by real estate and buildings, and are generally originated in amounts of no more than 80% of the appraised value of the property. However, the Company also offers commercial construction and land development loans to finance projects, primarily within the communities that we serve. Many projects will ultimately be used by the borrowers' businesses, while others are developed for resale. These real estate loans are also secured by first liens on the real estate, which may include apartments, commercial structures, housing business, healthcare facilities and both owner-occupied and non-owner-occupied facilities. There is enhanced risk during the construction period, since the loan is secured by an incomplete project.

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

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
March 31, 2015	$2,163	$3,833	$5,267	$3,629	$733	$15,625
Charge-offs	(16)	—	(147)	(2)	—	(165)
Recoveries	12	—	32	—	—	44
Provision	(344)	99	264	72	(21)	70
June 30, 2015	$1,815	$3,932	$5,416	$3,699	$712	$15,574

March 31, 2014	$1,797	$4,198	$4,586	$3,077	$978	$14,636
Charge-offs	(43)	—	(95)	(30)	—	(168)
Recoveries	6	—	57	—	—	63
Provision	295	17	132	86	(25)	505
June 30, 2014	$2,055	$4,215	$4,680	$3,133	$953	$15,036

# 14

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2014	$2,100	$4,128	$5,210	$3,369	$763	$15,570
Charge-offs	(32)	—	(332)	(92)	—	(456)
Recoveries	19	—	95	—	—	114
Provision	(272)	(196)	443	422	(51)	346
June 30, 2015	$1,815	$3,932	$5,416	$3,699	$712	$15,574

December 31, 2013	$1,886	$3,962	$4,478	$3,026	$1,082	$14,434
Charge-offs	(166)	—	(293)	(45)	—	(504)
Recoveries	25	—	118	—	—	143
Provision	310	253	377	152	(129)	963
June 30, 2014	$2,055	$4,215	$4,680	$3,133	$953	$15,036

June 30, 2015
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$144	$—	$144
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,815	$3,932	$5,416	$3,555	$712	$15,430
Ending Loan Balance - Individually Evaluated for Impairment	$432	$1,491	$93	$2,291	$—	$4,307
Ending Loan Balance - Collectively Evaluated for Impairment	$94,901	$352,304	$454,786	$573,372	$—	$1,475,363

December 31, 2014
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$109	$—	$109
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$2,100	$4,128	$5,210	$3,260	$763	$15,461
Ending Loan Balance - Individually Evaluated for Impairment	$494	$1,492	$118	$2,237	$—	$4,341
Ending Loan Balance - Collectively Evaluated for Impairment	$99,017	$338,620	$436,923	$534,367	$—	$1,408,927

June 30, 2014
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$82	$—	$82
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$2,055	$4,215	$4,680	$3,051	$953	$14,954
Ending Loan Balance - Individually Evaluated for Impairment	$208	$1,493	$125	$1,695	$—	$3,521
Ending Loan Balance - Collectively Evaluated for Impairment	$93,682	$337,855	$417,039	$492,027	$—	$1,340,603

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
The remainder of the portfolio is evaluated on a pooled basis. For each homogeneous loan pool, we estimate a total loss factor based on the historical net loss rates adjusted for applicable qualitative factors. We update the total loss factors assigned to each loan category on a quarterly basis. For the commercial and commercial real estate categories, we further segregate the loan categories by credit risk profile (pools of loans graded satisfactory, special mention and substandard). Additional description of the credit risk classifications is detailed in the Credit Quality Indicators section of this note.
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

# 16

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at June 30, 2015, December 31, 2014 and June 30, 2014:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2015
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$85,451	$331,320			$416,771
Special Mention	1,224	4,583			5,807
Substandard	8,658	17,892			26,550
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$454,440	$570,772	1,025,212
Nonperforming			439	4,891	5,330

December 31, 2014
Credit Risk Profile by Creditworthiness Category:
Satisfactory	85,949	317,747			403,696
Special Mention	2,442	3,718			6,160
Substandard	11,120	18,647			29,767
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			436,626	532,127	968,753
Nonperforming			415	4,477	4,892

June 30, 2014
Credit Risk Profile by Creditworthiness Category:
Satisfactory	81,183	316,565			397,748
Special Mention	2,642	3,515			6,157
Substandard	10,065	19,268			29,333
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			416,683	488,984	905,667
Nonperforming			481	4,738	5,219

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

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2015
Recorded Investment:
With No Related Allowance	$462	$1,491	$93	$1,697	$3,743
With a Related Allowance	—	—	—	594	594
Unpaid Principal Balance:
With No Related Allowance	462	1,491	93	1,697	3,743
With a Related Allowance	—	—	—	594	594

December 31, 2014
Recorded Investment:
With No Related Allowance	$494	$1,492	$118	$1,678	$3,782
With a Related Allowance	—	—	—	559	559
Unpaid Principal Balance:
With No Related Allowance	494	1,492	118	1,678	3,782
With a Related Allowance	—	—	—	559	559

June 30, 2014
Recorded Investment:
With No Related Allowance	$208	$1,493	$125	$1,121	$2,947
With a Related Allowance	—	—	—	574	574
Unpaid Principal Balance:
With No Related Allowance	208	1,493	125	1,121	$2,947
With a Related Allowance	—	—	—	574	574

For the Quarter Ended:
June 30, 2015
Average Recorded Balance:
With No Related Allowance	$461	$1,492	$100	$1,697	$3,750
With a Related Allowance	—	—	—	597	597
Interest Income Recognized:
With No Related Allowance	2	—	1	—	3
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

June 30, 2014
Average Recorded Balance:
With No Related Allowance	$211	$1,652	$135	$1,517	$3,515
With a Related Allowance	—	—	—	394	394
Interest Income Recognized:
With No Related Allowance	2	—	2	—	4
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

# 18

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Year-To-Date Period Ended:
June 30, 2015
Average Recorded Balance:
With No Related Allowance	$478	$1,492	$106	$1,688	$3,764
With a Related Allowance	—	—	—	577	577
Interest Income Recognized:
With No Related Allowance	4	—	2	1	7
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

June 30, 2014
Average Recorded Balance:
With No Related Allowance	$215	$1,639	$149	$1,715	$3,718
With a Related Allowance	—	—	—	287	287
Interest Income Recognized:
With No Related Allowance	5	10	4	1	20
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At June 30, 2015, December 31, 2014 and June 30, 2014, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated. All loans were modified under Arrow's own programs. The principal modification, for all the modifications in the table below, involved payment deferrals.

# 19

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
June 30, 2015
Number of Loans	—	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$—

June 30, 2014
Number of Loans	—	—	—	1	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$574	$574
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$574	$574

For the Year-To-Date Period Ended:
June 30, 2015
Number of Loans	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$2	$—	$2
Post-Modification Outstanding Recorded Investment	$—	$—	$2	$—	$2

June 30, 2014
Number of Loans	—	—	1	1	2
Pre-Modification Outstanding Recorded Investment	$—	$—	$2	$574	$576
Post-Modification Outstanding Recorded Investment	$—	$—	$2	$574	$576

In general, loans requiring modification are restructured to accommodate the projected cashflows of the borrower. No loans modified during the preceding twelve months subsequently defaulted as of June 30, 2015.

Note 4.    GUARANTEES (In Thousands)

The following table presents the balance for standby letters of credit for the periods ended June 30, 2015, December 31, 2014 and June 30, 2014:

Loan Commitments and Letters of Credit
	June 30, 2015	December 31, 2014	June 30, 2014
Notional Amount:
Commitments to Extend Credit	$290,666	$249,803	$252,064
Standby Letters of Credit	3,213	3,317	3,208
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	24	39	53

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

# 20

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at June 30, 2015, December 31, 2014 and June 30, 2014 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit typically range from 1% to 3% of the notional amount.  Fees are collected upfront and are amortized over the life of the commitment. The fair values of Arrow's standby letters of credit at June 30, 2015, December 31, 2014 and June 30, 2014, in the table above, were the same as the carrying amounts.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
The fair value of commitments to extend credit is determined by estimating the fees to enter into similar agreements, taking into account the remaining terms and present creditworthiness of the counterparties, and for fixed rate loan commitments, the difference between the current and committed interest rates.  Arrow provides several types of commercial lines of credit and standby letters of credit to its commercial customers.  The pricing of these services is not isolated, as Arrow considers the customer's complete deposit and borrowing relationship in pricing individual products and services.  The commitments to extend credit also include commitments under home equity lines of credit, for which Arrow charges no fee.  The carrying value and fair value of commitments to extend credit are not material and Arrow does not expect to incur any material loss as a result of these commitments.

# 21

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three and six months ended June 30, 2015 and 2014:

Schedule of Comprehensive Income
	Three Months Ended June 30,			Six Months Ended June 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2015
Net Unrealized Securities Holding Losses Arising During the Period	$(1,668)	$654	$(1,014)	$(261)	$102	$(159)
Reclassification Adjustment for Securities Gains Included in Net Income	(16)	6	(10)	(106)	41	(65)
Amortization of Net Retirement Plan Actuarial Loss	194	(76)	118	387	(152)	235
Accretion of Net Retirement Plan Prior Service Credit	(15)	6	(9)	(28)	12	(16)
Other Comprehensive Loss	$(1,505)	$590	$(915)	$(8)	$3	$(5)

2014
Net Unrealized Securities Holding Gains Arising During the Period	$850	$(336)	$514	$1,249	$(494)	$755
Reclassification Adjustment for Securities Losses Included in Net Income	27	(11)	16	27	(11)	16
Amortization of Net Retirement Plan Actuarial Loss	114	(45)	69	230	(91)	139
Accretion of Net Retirement Plan Prior Service Credit	(21)	8	(13)	(43)	17	(26)
Other Comprehensive Income	$970	$(384)	$586	$1,463	$(579)	$884

# 22

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Quarter-To-Date periods ended:

March 31, 2015	$3,339	$(9,138)	$(457)	$(6,256)
Other comprehensive income or loss before reclassifications	(1,014)	—	—	(1,014)
Amounts reclassified from accumulated other comprehensive income	(10)	118	(9)	99
Net current-period other comprehensive income	(1,024)	118	(9)	(915)
June 30, 2015	$2,315	$(9,020)	$(466)	$(7,171)

March 31, 2014	$2,615	$(6,627)	$(63)	$(4,075)
Other comprehensive income or loss before reclassifications	514	—	—	514
Amounts reclassified from accumulated other comprehensive income	16	69	(13)	72
Net current-period other comprehensive income	530	69	(13)	586
June 30, 2014	$3,145	$(6,558)	$(76)	$(3,489)

For the Year-To-Date periods ended:

December 31, 2014	$2,539	$(9,255)	$(450)	$(7,166)
Other comprehensive income or loss before reclassifications	(159)	—	—	(159)
Amounts reclassified from accumulated other comprehensive income	(65)	235	(16)	154
Net current-period other comprehensive income	(224)	235	(16)	(5)
June 30, 2015	$2,315	$(9,020)	$(466)	$(7,171)

December 31, 2013	$2,374	$(6,697)	$(50)	$(4,373)
Other comprehensive income or loss before reclassifications	755	—	—	755
Amounts reclassified from accumulated other comprehensive income	16	139	(26)	129
Net current-period other comprehensive income	771	139	(26)	884
June 30, 2014	$3,145	$(6,558)	$(76)	$(3,489)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 23

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

June 30, 2015
Unrealized gains and losses on available-for-sale securities	$16		Gain on Securities Transactions
	16		Total before Tax
	(6)		Provision for Income Taxes
	$10		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$15	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(194)	(2)	Salaries and Employee Benefits
	(179)		Total before Tax
	70		Provision for Income Taxes
	$(109)		Net of Tax

Total reclassifications for the period	$(99)		Net of Tax

June 30, 2014
Unrealized gains and losses on available-for-sale securities	$(27)		Gain on Securities Transactions
	(27)		Total before Tax
	11		Provision for Income Taxes
	$(16)		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$21	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(114)	(2)	Salaries and Employee Benefits
	(93)		Total before Tax
	37		Provision for Income Taxes
	$(56)		Net of Tax

Total reclassifications for the period	$(72)		Net of Tax

# 24

Reclassifications Out of Accumulated Other Comprehensive Income (1)

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

June 30, 2015
Unrealized gains and losses on available-for-sale securities	$106		Gain on Securities Transactions
	106		Total before Tax
	(41)		Provision for Income Taxes
	$65		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$28	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(387)	(2)	Salaries and Employee Benefits
	(359)		Total before Tax
	141		Provision for Income Taxes
	$(218)		Net of Tax

Total reclassifications for the period	$(153)		Net of Tax

June 30, 2014
Unrealized gains and losses on available-for-sale securities	$(27)		Gain on Securities Transactions
	(27)		Total before Tax
	11		Provision for Income Taxes
	$(16)		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	43	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(230)	(2)	Salaries and Employee Benefits
	(187)		Total before Tax
	74		Provision for Income Taxes
	$(113)		Net of Tax

Total reclassifications for the period	$(129)		Net of Tax

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
The following table presents a roll-forward of our stock option plans and grants issued during 2015:

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2015	401,442
Granted	54,500
Exercised	(3,027)
Forfeited	—
Outstanding at June 30, 2015	452,915
Exercisable at Period-End	319,815
Vested and Expected to Vest	133,100

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2015	$22.66
Granted	25.86
Exercised	22.78
Forfeited	—
Outstanding at June 30, 2015	23.04
Exercisable at Period-End	22.11
Vested and Expected to Vest	25.28

Grants Issued During 2015 - Weighted Average Information:
Fair Value	5.78
Fair Value Assumptions:
Dividend Yield	3.90%
Expected Volatility	33.55%
Risk Free Interest Rate	1.57%
Expected Lives (in years)	7.66

The following table presents information on the amounts expensed for the periods ended June 30, 2015 and 2014:

Share-Based Compensation Expense
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Share-Based Compensation Expense	$75	$90	$157	$180

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 26

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three-month period ended June 30:

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended June 30, 2015:
Service Cost	$353	$3	$43
Interest Cost	407	71	159
Expected Return on Plan Assets	(808)	—	—
Amortization of Prior Service (Credit) Cost	(21)	15	(8)
Amortization of Net Loss	139	30	24
Net Periodic Benefit Cost	$70	$119	$218

Plan Contributions During the Period	$—	$159	$78

For the Three Months Ended June 30, 2014:
Service Cost	$376	$—	$53
Interest Cost	268	48	62
Expected Return on Plan Assets	(723)	—	—
Amortization of Prior Service (Credit) Cost	(11)	18	(28)
Amortization of Net Loss	86	22	6
Net Periodic Benefit Cost	$(4)	$88	$93

Plan Contributions During the Period	$—	$118	$86

Net Periodic Benefit Cost
For the Six Months Ended June 30, 2015:
Service Cost	$705	$5	$87
Interest Cost	802	121	217
Expected Return on Plan Assets	(1,615)	—	—
Amortization of Prior Service Cost (Credit)	(42)	29	(16)
Amortization of Net Loss	278	61	48
Net Periodic Benefit Cost	$128	$216	$336

Plan Contributions During the Period	$—	$274	$125

Estimated Future Contributions in the Current Fiscal Year	$—	$548	$250

For the Six Months Ended June 30, 2014:
Service Cost	$753	$—	$106
Interest Cost	598	109	172
Expected Return on Plan Assets	(1,445)	—	—
Amortization of Prior Service (Credit) Cost	(22)	36	(57)
Amortization of Net Loss	172	45	13
Net Periodic Benefit Cost	$56	$190	$234

Plan Contributions During the Period	$—	$237	$228

We are not required to make a contribution to our qualified pension plan in 2015, and currently, we do not expect to make a contribution in 2015. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

# 27

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended June 30, 2015 and 2014.  All share and per share amounts have been adjusted for the September 2014 2% stock dividend.

Earnings Per Share
	Quarterly Period Ended:		Year-to-Date Period Ended:
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Earnings Per Share - Basic:
Net Income	$6,305	$5,524	$12,160	$10,844
Weighted Average Shares - Basic	12,633	12,595	12,633	12,599
Earnings Per Share - Basic	$0.50	$0.44	$0.96	$0.86

Earnings Per Share - Diluted:
Net Income	$6,305	$5,524	$12,160	$10,844
Weighted Average Shares - Basic	12,633	12,595	12,633	12,599
Dilutive Average Shares Attributable to Stock Options	36	21	37	22
Weighted Average Shares - Diluted	12,669	12,616	12,670	12,621
Earnings Per Share - Diluted	$0.50	$0.44	$0.96	$0.86
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	—	33	—	33

# 28

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2015, December 31, 2014 and June 30, 2014 were securities available-for-sale. Arrow held no securities or liabilities for trading on such dates.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
June 30, 2015
Securities Available-for Sale:
U.S. Agency Obligations	$156,937	$—	$156,937	$—
State and Municipal Obligations	59,303	—	59,303	—
Mortgage-Backed Securities - Residential	157,641	—	157,641	—
Corporate and Other Debt Securities	16,691	—	16,691	—
Mutual Funds and Equity Securities	1,245	—	1,245	—
Total Securities Available-for-Sale	$391,817	$—	$391,817	$—
December 31, 2014
Securities Available-for Sale:
U.S. Agency Obligations	$137,603	$—	$137,603	$—
State and Municipal Obligations	81,730	—	81,730	—
Mortgage-Backed Securities - Residential	128,827	—	128,827	—
Corporate and Other Debt Securities	16,725	—	16,725	—
Mutual Funds and Equity Securities	1,254	—	1,254	—
Total Securities Available-for Sale	$366,139	$—	$366,139	$—
June 30, 2014
Securities Available-for Sale:
U.S. Agency Obligations	$92,186	$—	$92,186	$—
State and Municipal Obligations	102,862	—	102,862	—
Mortgage-Backed Securities - Residential	153,770	—	153,770	—
Corporate and Other Debt Securities	16,829	—	16,829	—
Mutual Funds and Equity Securities	1,201	—	1,201	—
Total Securities Available-for Sale	$366,848	$—	$366,848	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
June 30, 2015
Other Real Estate Owned and Repossessed Assets, Net	$308	$—	$—	$308	$(78)
Collateral Dependent Impaired Loans	594	—	—	$594	(144)
December 31, 2014
Other Real Estate Owned and Repossessed Assets, Net	$393	$—	$—	$393	$(15)
Collateral Dependent Impaired Loans	574	—	—	$574	(109)
June 30, 2014
Other Real Estate Owned and Repossessed Assets, Net	$326	$—	$—	$326	$(139)
Collateral Dependent Impaired Loans	—	—	—	$—	—

# 29

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans was based on third-party appraisals of the collateral. The fair value of other real estate owned was based on third-party appraisals. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at June 30, 2015, December 31, 2014 and June 30, 2014.

# 30

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2015
Cash and Cash Equivalents	$45,137	$45,137	$45,137	$—	$—
Securities Available-for-Sale	391,817	391,817	—	391,817	—
Securities Held-to-Maturity	324,116	328,361	—	328,361	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,470	6,470	6,470	—	—
Net Loans	1,464,096	1,469,427	—	—	1,469,427
Accrued Interest Receivable	6,007	6,007	6,007	—	—
Deposits	1,972,484	1,966,671	1,777,645	189,026	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	15,895	15,895	15,895	—	—
Federal Home Loan Bank Term Advances	50,000	84,900	—	84,900	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	289	289	289	—	—

December 31, 2014
Cash and Cash Equivalents	$46,295	$46,295	$46,295	$—	$—
Securities Available-for-Sale	366,139	366,139	—	366,139	—
Securities Held-to-Maturity	302,024	308,566	—	308,566	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,851	4,851	4,851	—	—
Net Loans	1,397,698	1,405,454	—	—	1,405,454
Accrued Interest Receivable	5,834	5,834	5,834	—	—
Deposits	1,902,948	1,899,682	1,697,105	202,577	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	19,421	19,421	19,421	—	—
Federal Home Loan Bank Term Advances	51,000	51,258	41,000	10,258	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	274	274	274	—	—

June 30, 2014
Cash and Cash Equivalents	$51,810	$51,810	$51,810	$—	$—
Securities Available-for-Sale	366,848	366,848	—	366,848	—
Securities Held-to-Maturity	297,437	304,259	—	304,259	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,583	4,583	4,583	—	—
Net Loans	1,329,088	1,342,104	—	—	1,342,104
Accrued Interest Receivable	5,849	5,849	5,849	—	—
Deposits	1,860,666	1,856,131	1,630,950	225,181	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	16,896	16,896	16,896	—	—
Federal Home Loan Bank Term Advances	34,000	34,427	24,000	10,427	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	365	365	365	—	—

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

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of June 30, 2015 and 2014, and related consolidated statements of income, comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and related consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management.

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
August 6, 2015

# 33

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2015
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

Our Peer Group - At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, this peer group is comprised of the group of 342 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for March 31, 2015 (the most recent such Report currently available), and peer group data contained herein has been derived from such Report.
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

Examples of Forward-Looking Statements:
Topic	Page	Location
Future compliance with regulatory capital standards	39	1st paragraph under "Regulatory Capital and Increase in Stockholders' Equity"
VISA	40	"VISA Class B Common Stock"
Impact of market rate structure on net interest margin, loan yields and deposit rates	44	1st and last paragraphs under "Quarterly Taxable Equivalent Yield on Loans"
	57	Last paragraph under "Quantitative and Qualitative Disclosures about Market Risk
Future level of residential real estate loans	43	2nd paragraph under "Residential Real Estate Loans"
Future level of indirect consumer loans	44	Last paragraph under "Automobile Loans"
Future level of commercial loans	44	3rd paragraph under "Commercial, Commercial Real Estate and Construction and Land Development Loans"
Impact of changes in mortgage rates	46	Paragraph under "Investment Sales, Purchases and Maturities"
Provision for loan losses	47	1st paragraph in section
Future level of nonperforming assets	48	Last 3 paragraphs under "Risk Elements"
Liquidity	51	2nd full paragraph
Fees for other services to customers	53,55	3rd paragraph under "Noninterest Income"
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

# 34

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
USE OF NON-GAAP FINANCIAL MEASURES
Regulation G, a rule adopted by the Securities and Exchange Commission (SEC), applies to certain SEC filings, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure (if a comparable GAAP measure exists) and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required. Financial institutions like the Company and its subsidiary banks are subject to an array of bank regulatory capital measures that are financial in nature but are not based on GAAP and are not easily reconcilable to the closest comparable GAAP financial measures, even in those cases where a comparable measure exists. The Company follows industry practice in disclosing its financial condition under these various regulatory capital measures, including period-end regulatory capital ratios for itself and its subsidiary banks, in its periodic reports filed with the SEC, including this Report, and does so without compliance with Regulation G, on the widely-shared assumption that the SEC regards such non-GAAP measures to be exempt from Regulation G.
In addition, the Company uses in this Report several additional non-GAAP financial measures that are commonly utilized by financial institutions and have not been specifically exempted by the SEC from Regulation G. Some of the more significant such non-GAAP measures included in this Report are identified and described below, with a brief explanation for the Company's usage of such measures. Some of these non-GAAP measures are also included in the following tables, "Selected Quarterly Information--Unaudited," and "Average Consolidated Balance Sheets and Net Interest Income Analysis." Where any such non-GAAP measure is used in this Report, and a comparable GAAP measure exists, a reconciliation of the non-GAAP measure to the GAAP measure is set forth in proximity to, or cross-referenced from, the non-GAAP measure.
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

# 35

be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP.

Selected Quarterly Information - Unaudited (dollars in thousands except per share amounts)

Quarter Ended	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014
Net Income	$6,305	$5,855	$6,369	$6,147	$5,524
Transactions Recorded in Net Income (Net of Tax):
Net Gain (Loss) on Securities Transactions	10	55	—	83	(16)

Share and Per Share Data: [1]
Period End Shares Outstanding	12,623	12,635	12,622	12,605	12,597
Basic Average Shares Outstanding	12,633	12,633	12,614	12,606	12,595
Diluted Average Shares Outstanding	12,669	12,671	12,655	12,621	12,616
Basic Earnings Per Share	$0.50	$0.46	$0.50	$0.49	$0.44
Diluted Earnings Per Share	0.50	0.46	0.50	0.49	0.44
Cash Dividend Per Share	0.25	0.25	0.25	0.25	0.25

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	37,303	30,562	58,048	15,041	22,486
Investment Securities	701,329	673,753	664,334	653,702	712,088
Loans	1,456,534	1,422,005	1,401,601	1,361,347	1,328,639
Deposits	1,983,647	1,949,776	1,962,698	1,861,115	1,900,399
Other Borrowed Funds	99,994	69,034	56,185	67,291	60,900
Shareholders’ Equity	206,831	202,552	202,603	199,518	196,478
Total Assets	2,316,427	2,248,054	2,247,576	2,154,307	2,183,611
Return on Average Assets, annualized	1.09%	1.06%	1.12%	1.13%	1.01%
Return on Average Equity, annualized	12.23%	11.72%	12.47%	12.22%	11.28%
Return on Tangible Equity, annualized [2]	13.94%	13.42%	14.28%	14.04%	12.99%
Average Earning Assets	$2,195,166	$2,126,320	$2,123,983	$2,030,090	$2,063,213
Average Paying Liabilities	1,770,023	1,713,253	1,716,699	1,626,327	1,680,149
Interest Income, Tax-Equivalent[3]	18,501	18,073	18,213	17,834	17,837
Interest Expense	1,243	1,086	1,219	1,399	1,555
Net Interest Income, Tax-Equivalent[3]	17,258	16,987	16,994	16,435	16,282
Tax-Equivalent Adjustment[3]	1,094	1,083	1,073	1,074	1,142
Net Interest Margin, annualized [3]	3.15%	3.24%	3.17%	3.21%	3.17%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$14,383	$13,955	$13,299	$13,526	$13,737
Less: Intangible Asset Amortization	(80)	(91)	(94)	(94)	(94)
Net Noninterest Expense	$14,303	$13,864	$13,205	$13,432	$13,643
Net Interest Income, Tax-Equivalent	$17,258	$16,987	$16,994	$16,435	$16,282
Noninterest Income	7,444	6,856	7,060	7,351	7,019
Less: Net Securities (Gain) Loss	(16)	(90)	—	(137)	27
Net Gross Income	$24,686	$23,753	$24,054	$23,649	$23,328
Efficiency Ratio	57.94%	58.37%	54.90%	56.80%	58.48%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$206,947	$204,965	$200,926	$200,089	$197,616
Book Value per Share	16.39	16.22	15.92	15.87	15.69
Goodwill and Other Intangible Assets, net	25,372	25,492	25,628	25,747	25,868
Tangible Book Value per Share [2]	14.38	14.20	13.89	13.83	13.63

Bank Regulatory Capital Ratios:[5]
Tier 1 Leverage Ratio	9.41%	9.57%	9.44%	9.68%	9.39%
Common Equity Tier 1 Capital Ratio	12.92%	13.27%	N/A	N/A	N/A
Tier 1 Risk-Based Capital Ratio	14.24%	14.65%	14.47%	14.41%	14.49%
Total Risk-Based Capital Ratio	15.28%	15.73%	15.54%	15.48%	15.57%

Assets Under Trust Administration and Investment Management	$1,246,849	$1,254,823	$1,227,179	$1,199,930	$1,214,841

See Footnote on page 37

# 36

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

		6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014
	Total Stockholders' Equity (GAAP)	$206,947	$204,965	$200,926	$200,089	$197,616
	Less: Goodwill and Other Intangible assets, net	25,372	25,492	25,628	25,747	25,868
	Tangible Equity (Non-GAAP)	$181,575	$179,473	$175,298	$174,342	$171,748

	Period End Shares Outstanding	12,623	12,635	12,622	12,605	12,597
	Tangible Book Value per Share (Non-GAAP)	$14.38	$14.20	$13.89	$13.83	$13.63

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance.

		6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014
	Net Interest Income (GAAP)	$16,164	$15,904	$15,921	$15,361	$15,140
	Add: Tax-Equivalent adjustment (Non-GAAP)	1,094	1,083	1,073	1,074	1,142
	Net Interest Income - Tax Equivalent (Non-GAAP)	$17,258	$16,987	$16,994	$16,435	$16,282
	Average Earning Assets	2,195,166	2,126,320	2,123,983	2,030,090	2,063,213
	Net Interest Margin (Non-GAAP)*	3.15%	3.24%	3.17%	3.21%	3.17%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. We believe the efficiency ratio provides investors with information that is useful in understanding our financial performance. We define our efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted).

5.
Common Equity Tier 1 Capital Ratio (CET1) is a new regulatory capital measure applicable to financial institutions, effective January 1, 2015. For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, these new bank regulatory capital rules. All prior quarters reflect actual results. The June 30, 2015 CET1 ratio listed in the tables (i.e., 13.12%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014
	Total Risk Weighted Assets	$1,515,416	$1,452,975	N/A	N/A	N/A
	Common Equity Tier 1 Capital	$195,800	$192,865	N/A	N/A	N/A
	Common Equity Tier 1 Ratio	12.92%	13.27%	N/A	N/A	N/A

# 37

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 35) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Quarter Ended June 30:	2015			2014
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$37,303	$26	0.28%	$22,486	$16	0.29%
Investment Securities:
Fully Taxable	431,787	2,017	1.87	415,466	2,045	1.97
Exempt from Federal Taxes	269,542	2,422	3.60	296,622	2,492	3.37
Loans	1,456,534	14,036	3.87	1,328,639	13,284	4.01
Total Earning Assets	2,195,166	18,501	3.38	2,063,213	17,837	3.47
Allowance for Loan Losses	(15,599)			(14,603)
Cash and Due From Banks	30,457			28,493
Other Assets	106,403			106,508
Total Assets	$2,316,427			$2,183,611
Deposits:
NOW Accounts	$922,532	338	0.15	$865,910	495	0.23
Savings Deposits	550,150	182	0.13	520,028	226	0.17
Time Deposits of $100,000 or More	59,569	88	0.59	71,656	201	1.13
Other Time Deposits	137,778	185	0.54	161,655	359	0.89
Total Interest-Bearing Deposits	1,670,029	793	0.19	1,619,249	1,281	0.32
Short-Term Borrowings	25,873	10	0.16	24,746	12	0.19
FHLBNY Term Advances and Other Long-Term Debt	74,121	440	2.38	36,154	262	2.91
Total Interest-Bearing Liabilities	1,770,023	1,243	0.28	1,680,149	1,555	0.37
Demand Deposits	313,618			281,150
Other Liabilities	25,955			25,834
Total Liabilities	2,109,596			1,987,133
Stockholders’ Equity	206,831			196,478
Total Liabilities and Stockholders’ Equity	$2,316,427			$2,183,611
Net Interest Income (Tax-equivalent Basis)		17,258			16,282
Reversal of Tax Equivalent Adjustment		(1,094)	0.20%		(1,142)	0.22%
Net Interest Income		$16,164			$15,140
Net Interest Spread (Non-GAAP)			3.10%			3.10%
Net Interest Margin (Non-GAAP)			3.15%			3.17%

# 38

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 35) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Six-Month Period Ended June 30:	2015			2014
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$33,951	$47	0.28%	$19,850	$29	0.29%
Investment Securities:
Fully Taxable	419,792	3,965	1.90	425,913	4,057	1.92
Exempt from Federal Taxes	267,825	4,780	3.60	307,517	5,054	3.31
Loans	1,439,365	27,782	3.89	1,306,766	26,136	4.03
Total Earning Assets	2,160,933	36,574	3.41	2,060,046	35,276	3.45
Allowance for Loan Losses	(15,566)			(14,493)
Cash and Due From Banks	30,933			29,497
Other Assets	106,129			104,796
Total Assets	$2,282,429			$2,179,846
Deposits:
NOW Accounts	$918,454	668	0.15	$861,622	959	0.22
Savings Deposits	539,273	349	0.13	515,254	445	0.17
Time Deposits of $100,000 or More	59,967	178	0.60	73,726	431	1.18
Other Time Deposits	139,501	387	0.56	163,901	750	0.92
Total Interest-Bearing Deposits	1,657,195	1,582	0.19	1,614,503	2,585	0.32
Short-Term Borrowings	27,555	25	0.18	26,550	31	0.24
FHLBNY Term Advances and Other Long-Term Debt	57,044	722	2.55	38,066	533	2.82
Total Interest-Bearing Liabilities	1,741,794	2,329	0.27	1,679,119	3,149	0.38
Demand Deposits	309,609			279,526
Other Liabilities	26,322			25,892
Total Liabilities	2,077,725			1,984,537
Stockholders’ Equity	204,704			195,309
Total Liabilities and Stockholders’ Equity	$2,282,429			$2,179,846
Net Interest Income (Tax-equivalent Basis)		34,245			32,127
Reversal of Tax Equivalent Adjustment		(2,177)	0.20%		(2,315)	0.23%
Net Interest Income		$32,068			$29,812
Net Interest Spread (Non-GAAP)			3.14%			3.07%
Net Interest Margin (Non-GAAP)			3.20%			3.14%

OVERVIEW
We reported net income for the second quarter of 2015 of $6.3 million, representing diluted earnings per share (EPS) of $0.50. This EPS result was an increase of six cents, or 13.6%, from the EPS of $0.44 reported for the second quarter of 2014. Return on average equity (ROE) for the 2015 quarter continued to be strong at 12.23%, up from an ROE of 11.28% for the quarter ended June 30, 2014. Return on average assets (ROA) for the 2015 second quarter was 1.09%, an increase from an ROA of 1.01% for the quarter ended June 30, 2014. Our net interest margin for the 2015 quarter was 3.15%, essentially unchanged from the year earlier quarter's result of 3.17%. Total assets were $2.333 billion at June 30, 2015, which represented an increase of $116.0 million, or 5.2%, from the level at December 31, 2014, and an increase of $180.3 million, or 8.4%, from the June 30, 2014 level.
The changes in net income, net interest income and net interest margin between the three- and six-month periods are more fully described under the heading "RESULTS OF OPERATIONS," beginning on page 52.
Stockholders’ equity was $206.9 million at June 30, 2015, an increase of $9.3 million, or 4.7%, from the year earlier level. Stockholders' equity was also up $6.0 million, or 3.0%, from the December 31, 2014 level of $200.9 million. The components of the change in stockholders’ equity since year-end 2014 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
Regulatory Capital and Increase in Stockholders' Equity: The new regulatory capital requirements, as approved by the federal bank regulatory authorities in July 2013 (the "New Capital Rules"), went into effect for the Company on January 1, 2015. At June 30, 2015, we exceeded by a substantial amount all regulatory minimum capital requirements under the New Capital Rules (including the new Common Equity Tier 1 Capital ratio) at both the holding company and bank levels. At that date, both of our banks, as well as our holding company, qualified as "well-capitalized" under the adjusted federal bank regulatory guidelines that became effective contemporaneously with the New Capital Rules. Because of our continued profitability and strong asset quality, our regulatory capital levels in recent years have

# 39

consistently remained well in excess of the various required regulatory minimums in effect from time to time, and are well in excess of the currently required minimum levels under the New Capital Rules.
At June 30, 2015, our tangible book value per share (calculated based on stockholders' equity reduced by goodwill and other intangible assets) amounted to $14.38, an increase of $0.49, or 3.5%, from the December 31, 2014 level and an increase of $0.75, or 5.5%, from the level as of June 30, 2014. Our total stockholders' equity at June 30, 2015 was 4.7%, higher than the year-earlier level, and our total book value per share was up by 4.5% over the year earlier level. In the past six months, total shareholders' equity increased 3.0% and our total book value per share increased by the same 3.0%. The increase in stockholders' equity over the first six months of 2015 principally reflected the following factors: (i) $12.2 million net income for the period and (ii) issuance of $0.4 million of common stock through our employee benefit and dividend reinvestment plans; offset in part by (iii) cash dividends of $6.3 million; and (iv) repurchases of our own common stock of $0.8 million. As of June 30, 2015, our closing stock price was $27.04, representing a trading multiple of 1.88 to our tangible book value. As adjusted for a 2% stock dividend distributed September 29, 2014, the Company paid a quarterly cash dividend of $.245 per share for each of the first three quarters of 2014, and a cash dividend of $.25 per share for the last quarter of 2014 and the first two quarters of 2015.

Loan Quality: The credit quality of our loan portfolio has continued in recent periods to be significantly stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets (see page 34 for information on how we define our peer group).
Our net charge-offs for the second quarter of 2015 were $121 thousand as compared to $105 thousand for the comparable 2014 quarter. Our ratio of net charge-offs to average loans (annualized) was 0.03% for both the second quarter of 2015 and the second quarter of 2014. By contrast, our peer group's weighted average ratio of net charge-offs to average loans for the 2014 year was 0.07%. At June 30, 2015, our allowance for loan losses was $15.6 million representing 1.05% of total loans, down five basis points from the December 31, 2014 ratio, reflecting the continuing strong credit quality in the loan portfolio.
Nonperforming loans were $8.8 million at June 30, 2015, representing 0.59% of period-end loans, unchanged from our year-earlier ratio. By way of comparison, the weighted average ratio for our peer group was 0.98% at March 31, 2015, which itself was considerably lower (stronger) than the peer group's ratios of earlier years. For example, our peer group's nonperforming loans ratio was 3.60% at year-end 2010, the high-point after the onset of the 2008 recession, while our ratio has remained quite low and stable from 2008 through the date of this Report.
During the first six months of 2015, we experienced increases in outstanding balances in each of the three largest segments of our loan portfolio, without any significant deterioration in our credit quality:
Residential Real Estate Loans: These loans, including home equity loans, made up approximately 38% of our portfolio at period-end. The residential real estate market in our service area has been stable in recent periods. During the worst of the financial crisis, we did not experience a notable increase in our foreclosure or loss rates on our residential real estate loans, nor have we in ensuing periods, primarily due to the fact that we never have originated or participated in underwriting high-risk mortgage loans. We originated all of the residential real estate loans currently held in our portfolio and apply conservative underwriting standards to our originations.
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
Automobile (Primarily Through Indirect Lending) and Other Consumer Loans: These loans (primarily automobile) comprised approximately 31% of our loan portfolio. In the first six months of 2015, we did not experience any significant change in our delinquency rate or level of nonperforming loans in this segment.

Liquidity and Access to Credit Markets: We have not experienced any liquidity problems or special concerns during 2015 to date, nor did we during 2014 or 2013. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed. In general, we rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source. Our main liability-based sources are overnight borrowing arrangements with our correspondent banks, term credit arrangement advances from the FHLBNY and the Federal Reserve Bank discount window. During the extended financial crisis, many financial institutions, small and large, relied extensively on the Fed's discount window to support their liquidity positions, but we had no such need. We regularly perform a liquidity stress test and periodically test our contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.

Visa Class B Common Stock: Our banks, as former member banks of Visa, continue to bear some indirect contingent liability to various third parties who may have certain claims against Visa, including class action claims, to the extent that Visa's direct liabilities resulting from such claims ultimately exceed the amounts held in a litigation escrow account set up by Visa to defray such liabilities using funds which would otherwise be owed by it to its member banks in redemption of their Class B Visa shares. In July 2012, Visa and MasterCard entered into a Memorandum of Understanding ("MOU") with a class of plaintiffs to settle certain covered antitrust claims against the two card companies involving merchant discounts. In December 2013, a federal judge gave final approval to the class settlement agreement in this litigation. The total cash settlement payment was set at approximately $6.05 billion, of which Visa’s share represented approximately $4.4 billion. Visa has paid its portion of this settlement from the litigation escrow account.  However, approximately one hundred merchants have filed a challenge to the settlement based on claims of attorney misconduct  causing some uncertainty with respect to the finalization of the settlement.  In the second quarter 2012, in light of the state of covered litigation at Visa at the time, which was then winding down (as it continues to do), as well as the substantial remaining dollar amount in the litigation escrow fund, we determined to

# 40

reverse the entire amount of our 2008 VISA litigation-related accrual, which was then $294 thousand pre-tax. This reversal reduced our other operating expenses for the year ending December 31, 2012. We believed then, and continue to believe, that the balance that Visa currently maintains in its litigation escrow account is substantially sufficient to satisfy Visa's remaining direct liability to such claims, if any, without further resort to the contingent liability of the former Visa member banks. At June 30, 2015, the Company held 27,771 shares of Visa Class B common stock and we continue not to recognize any economic value for these shares.

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	June 30, 2015	December 31, 2014	June 30, 2014	From December	From June	From December	From June
Interest-Bearing Bank Balances	$13,699	$11,214	$16,459	$2,485	$(2,760)	22.2%	(16.8)%
Securities Available-for-Sale	391,817	366,139	366,848	25,678	24,969	7.0%	6.8%
Securities Held-to-Maturity	324,116	302,024	297,437	22,092	26,679	7.3%	9.0%
Loans (1)	1,479,670	1,413,268	1,344,124	66,402	135,546	4.7%	10.1%
Allowance for Loan Losses	15,574	15,570	15,036	4	538	—%	3.6%
Earning Assets (1)	2,215,772	2,097,496	2,029,451	118,276	186,321	5.6%	9.2%
Total Assets	2,333,371	2,217,420	2,153,051	115,951	180,320	5.2%	8.4%
Demand Deposits	325,046	300,786	286,735	24,260	38,311	8.1%	13.4%
NOW Accounts	904,893	871,671	820,589	33,222	84,304	3.8%	10.3%
Savings Deposits	547,706	524,648	523,626	23,058	24,080	4.4%	4.6%
Time Deposits of $100,000 or More	58,284	61,797	70,600	(3,513)	(12,316)	(5.7)%	(17.4)%
Other Time Deposits	136,555	144,046	159,116	(7,491)	(22,561)	(5.2)%	(14.2)%
Total Deposits	$1,972,484	$1,902,948	$1,860,666	$69,536	$111,818	3.7%	6.0%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$24,273	$19,421	$16,896	$4,852	$7,377	25.0%	43.7%
FHLB Advances - Overnight	29,500	41,000	24,000	(11,500)	5,500	(28.0)%	22.9%
FHLB Advances - Term	55,000	10,000	10,000	45,000	45,000	450.0%	450.0%
Stockholders' Equity	206,947	200,926	197,616	6,021	9,331	3.0%	4.7%
(1) Includes Nonaccrual Loans
Municipal Deposits: Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors. Over the past twelve months, municipal deposits on average have ranged from 28% to over 34% of our total deposits. As of June 30, 2015, municipal deposits represented 31.8% of total deposits. Municipal deposits normally are invested in NOW accounts and time deposits of short duration. Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.
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
The extended financial crisis had a significant negative impact on municipal tax revenues in many regions, and consequently on municipal funds available for deposit. To date, this has not resulted in either a sustained decrease in municipal deposit levels at our banks, adjusted for seasonal fluctuations, or an overall increase in the average rate we pay on such deposits (despite the continuing strong competition for such deposits). However, if in the future interest rates begin to rise significantly or the competition for municipal deposits otherwise becomes more intense, we may experience either or both of these adverse developments, i.e., a sustained decrease in municipal deposit levels and/or an overall increase in the average rate we pay on such deposits.
Changes in Sources of Funds: Our total deposits increased $69.5 million, or 3.7%, from December 31, 2014 to June 30, 2015, mainly due to a 4.9% increase in our municipal deposits and a 3.1% increase in our consumer and business deposit balances. We continue to experience a general shift in balances from time deposits to savings and NOW accounts, a long-running trend matching the continuing decline in recent years in prevailing deposit rates and interest rates generally. At June 30, 2015 we borrowed $29.5 million of overnight funds from the FHLB of New York, while at December 31, 2014 and June 30, 2014 we borrowed $41.0 million and $24.0 million, respectively. At June 30, 2015, our term advances from the FHLB were $55.0 million, as we added $45 million in medium term advances during the first six months of 2015 in order to extend the average maturity of our interest-bearing liabilities.
Changes in Earning Assets: Our loan portfolio at June 30, 2015, was up by $66.4 million, or 4.7%, from the December 31, 2014 level and up by $135.5 million or 10.1%, from the June 30, 2014 level. We experienced the following trends in our three largest segments:

# 41

1.
Commercial and commercial real estate loans. Our June 30, 2015 balance for this segment increased $9.5 million, or 2.2% from the December 31, 2014 total, representing the impact of continued strong loan demand offset in part by a few of large payoffs during the six-month period.

2.
Residential real estate loans. The period-end balance increased by $39.1 million, or 7.3%, from December 31, 2014. We continued to sell some of our residential mortgage originations during the six-month period to Freddie Mac, although a smaller percentage than we sold in the same period the prior year. Demand for new mortgage loans was strong throughout the period.

3.
Consumer loans (primarily automobile loans through indirect lending). The balance of these loans at June 30, 2015, increased by $17.8 million, or 4.1%, from the December 31, 2014 balance, reflecting a continuation of strong automobile sales region-wide and an expansion of our dealer network for indirect lending, as dealer sales in the region rebounded from a slow start to the year due to the effects of a cold and snowy winter in the northeast.

Most of our incoming cash flows for the first six months of 2015 came from a combination of an increase in deposit balances and from the $45 million in new FHLB advances, mentioned earlier. We used these cash-flows to fund our loan growth and purchase investment securities.

Deposit Trends
The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The principal change in deposit risk over the period was the steady drop-off in time deposits, including time deposits of $100,000 or more, and corresponding steady increases in lower or no-cost deposits, including demand deposits, NOW accounts and savings deposits.
Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014
Demand Deposits	$313,618	$305,557	$302,184	$302,079	$281,150
NOW Accounts	922,532	914,329	920,592	801,998	865,910
Savings Deposits	550,150	528,276	525,609	530,057	520,028
Time Deposits of $100,000 or More	59,569	60,370	65,202	69,351	71,656
Other Time Deposits	137,778	141,244	149,111	157,630	161,655
Total Deposits	$1,983,647	$1,949,776	$1,962,698	$1,861,115	$1,900,399
Percentage of Total Quarterly Average Deposits

	Quarter Ended
	6/30/2015	03/31/2015	12/31/2014	09/30/2014	06/30/2014
Demand Deposits	15.8%	15.7%	15.4%	16.2%	14.8%
NOW Accounts	46.5	46.9	46.9	43.1	45.5
Savings Deposits	27.7	27.1	26.8	28.5	27.4
Time Deposits of $100,000 or More	3.0	3.1	3.3	3.7	3.8
Other Time Deposits	7.0	7.2	7.6	8.5	8.5
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%
For a variety of reasons, we typically experience little growth in average deposit balances in the first quarter of each calendar year (even though municipal balances tend to grow sharply at the very end of the first quarter), little net growth or a small contraction in the second quarter of the year (when municipal deposits normally drop off), and a return to growth in the third and fourth quarters (when municipal deposits tend to increase, sometimes substantially, to and through year-end). This pattern has held true in recent periods. Growth in average deposit balances from the first quarter of 2015 to the second quarter of 2015 came from municipal and non-municipal deposits.
Quarterly Cost of Deposits

	Quarter Ended
	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.15	0.15	0.16	0.19	0.23
Savings Deposits	0.13	0.13	0.13	0.16	0.17
Time Deposits of $100,000 or More	0.59	0.60	0.88	1.12	1.13
Other Time Deposits	0.54	0.58	0.72	0.84	0.89
Total Deposits	0.16	0.16	0.20	0.24	0.27

In keeping with industry trend lines, average rates paid by us on deposits decreased steadily over the five quarters ending June 30, 2015, for deposits generally and all deposit categories individually. Over the same period, our average yield on loans also decreased, for loans generally and across almost all loan categories (see "Quarterly Taxable Equivalent Yield on Loans," page 44). We make no representations that this downward trend in average deposit rates (and average yields on loans) will persist; at some point, prevailing

# 42

rates, as well as average deposit (and loan) rates across our portfolio, are likely to level off and perhaps move upward. It is widely anticipated that the Federal Reserve will begin to increase short-term rates in the very near future, which even if effected slowly and in small increments, may ultimately push longer term rates upward as well.

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
We have also relied in the past (most recently in 2004), on the issuance of trust preferred securities (or TRUPs) to supplement our funding needs. As a result of the Dodd-Frank Act and its denial of Tier 1 regulatory capital treatment for future-issued TRUPs, we are not likely to issue any TRUPs in the future. However, consistent with a grandfathering provision in Dodd-Frank and the New Capital Rules issued by bank regulators pursuant thereto, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (i.e., TRUPs) listed on our consolidated balance sheet as of June 30, 2015, will, subject to certain limits, continue to qualify as Tier 1 regulatory capital until such TRUPs mature or are redeemed, as is further discussed under “Capital Resources” beginning on page 48 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur, such as any adverse change in tax laws that denies the Company the ability to deduct interest paid on these obligations for federal income tax purposes.
Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type. Over the last five quarters, the average balances of all loan types have steadily increased, except for other consumer loans (i.e., non-automobile loans), which have remained stable and represent only 1.7% of the total portfolio.
Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014
Commercial and Commercial Real Estate	$453,168	$445,765	$446,269	$435,729	$431,614
Residential Real Estate	400,190	387,329	373,186	358,503	343,816
Home Equity	120,323	117,857	116,768	112,880	107,580
Consumer Loans - Automobile	457,168	445,341	439,460	428,092	419,407
Other Consumer Loans (1)	25,685	25,713	25,918	26,143	26,222
Total Loans	$1,456,534	$1,422,005	$1,401,601	$1,361,347	$1,328,639
Percentage of Total Quarterly Average Loans

	Quarter Ended
	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014
Commercial and Commercial Real Estate	31.1%	31.4%	31.8%	32.0%	32.5%
Residential Real Estate	27.5	27.2	26.6	26.3	25.9
Home Equity	8.3	8.3	8.3	8.3	8.1
Consumer Loans - Automobile	31.4	31.3	31.4	31.5	31.5
Other Consumer Loans (1)	1.7	1.8	1.9	1.9	2.0
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.
Maintenance of High Quality in the Loan Portfolio

For many reasons, including our conservative credit underwriting standards, we largely avoided the negative impact on asset quality that many other banks suffered during the 2008-2009 financial crisis. Throughout the crisis and in the ensuing years, we did not experience a significant deterioration in the quality of our loan portfolio or any segment thereof. In general, we have underwritten our residential real estate loans to secondary market standards for prime loans and have not engaged in subprime mortgage lending as a business line. Similarly, we have historically applied high underwriting standards in our commercial and commercial real estate lending operations and generally in our indirect lending program as well. On occasion we have made loans, including indirect (automobile) loans, to borrowers having FICO scores below the highest credit quality classifications, where special circumstances such as competitive considerations justify our doing so, and occasionally we have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 38% of the entire portfolio at June 30, 2015), eclipsing both our commercial and commercial real estate loans (31% of the portfolio) and automobile loans (also 31% of the portfolio). Our gross originations for residential

# 43

real estate loans (including refinancings of pre-existing mortgage loans) were $74.1 million and $59.6 million for the first six months of 2015 and 2014, respectively. These origination totals exceeded the sum of repayments and prepayments in the respective quarters, but in each period we also sold a portion of these originations on or immediately after origination. In the first six months of 2014, we sold $8.8 million of our originations. In the first six months of 2015, we sold $7.4 million, or 12.2% of our originations. During 2014, we introduced additional competitive products for variable rate (adjustable) residential real estate and construction loans. None of these variable rate loans were subprime loans. We did not sell any of these variable rate loans to the secondary market.
Even though short-term rates have remained very low since 2008, rates on conventional real estate mortgages have fluctuated somewhat over the past few years in response to several programs undertaken by the Federal Reserve, including its so-called "quantitative easing" programs. If the current historically unprecedented low-rate environment for newly originated residential real estate loans persists for an extended additional period of time, we may continue to sell a portion of our loan originations and, as a result, may even experience a decrease in our outstanding balances in this segment of our portfolio. Moreover, if our local economy suffers a major downturn or prevailing long-term interest rates spike upward, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Commercial and Commercial Real Estate Loans: Over the last decade, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have generally increased in dollar amount and have slightly increased as a percentage of the overall loan portfolio. For the first six months of 2015, loan growth was strong in this category, but was largely offset by a few large prepayments.
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

Automobile Loans (primarily through indirect lending): At June 30, 2015, our automobile loans (primarily loans originated through dealerships located in upstate New York and Vermont) represented the third largest category of loans in our portfolio, and continued to be a significant component of our business comprising almost a third of our loan portfolio.
Beginning in 2012 and continuing to the present, there has been a nation-wide resurgence in automobile sales and financing, due in the view of many to an aging fleet and a modest resurgence in consumer optimism. Our new automobile loan volume for the first six months of 2015, at $117.2 million, was higher than in the 2014 first six months ($106.7 million). Our automobile loan portfolio also grew in the first six months of 2015 by $18.2 million, or 4.3%, over our December 31, 2014 balance.
It has been widely noted that the recent upsurge in auto lending nationwide was accompanied by a general weakening of underwriting standards. To some extent this was true for us, as well. For credit quality purposes, we assign our potential automobile loan customers into one of four tiers, and in recent periods have originated a slightly higher ratio of such loans to customers in the lower two tiers. However, in the last six months of 2015, we experienced no significant change in our net charge-offs on automobile loans. Our lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this segment of our portfolio. If weakness in auto demand returns, however, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company lending affiliates continue to offer highly-subsidized loans. Of course, if the economy in our indirect loan service area should weaken significantly in upcoming periods, we would expect some negative impact on the quality of this segment of our portfolio as well as other segments.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014
Commercial and Commercial Real Estate	4.41%	4.40%	4.40%	4.43%	4.47%
Residential Real Estate	4.31	4.43	4.40	4.40	4.50
Home Equity	2.96	2.94	2.97	2.93	2.93
Automobile	3.09	3.18	3.20	3.26	3.32
Other Consumer Loans	5.23	5.25	5.33	5.46	5.49
Total Loans	3.87	3.92	3.92	3.95	4.01

In summary, average yields in our total loan portfolio have steadily declined over the last year, dropping 14 basis points, or 3.5%, from the second quarter of 2014 to the second quarter of 2015. This decrease continued a long-term trend, resulting principally from the Federal Reserve's multi-year policy of generating and maintaining ultra-low rates in financial markets generally, on both short-term and long-term debt, as well as continuing competition for loans from other lenders. To the extent that this declining rate environment may be "bottoming out" or even in the early stages of a reversal, as recent pronouncements by the Federal Reserve would suggest is likely, we may ultimately expect to see some increase in the average yield on our loan portfolio, although any such increase will likely be accompanied, or perhaps even preceded, by a corresponding increase in our cost of deposits and other funds. In the second quarter of 2015, the average yield on our loan portfolio decreased by 5 basis points from the first quarter of 2015, reflecting the continued trend of declining yields in on our residential real estate and automobile loan portfolios, which declined in the second quarter by 12 and 9 basis points, respectively, from

# 44

the first quarter. Yields on our commercial portfolio held steady. While the average yield on our total loan portfolio in the just-completed quarter, as compared to the prior quarter, declined 5 basis points, the average cost of deposits remain unchanged from the prior quarter, as downward repricing opportunities on deposits are nearly exhausted.
Regardless of the future direction or magnitude of changes in prevailing interest rates, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio will be impacted by such changes. However, the timing and degree of responsiveness, in loans generally and as between various categories of loans, will be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and much of this cash flow reprices at current rates for credit, as new loans are generated at the current yields. Thus, even if prevailing rates for loans stabilize in upcoming periods, our average rate on our portfolio may continue to decline for some period as older credits in our portfolio bearing generally higher rates continue to mature and either roll over or are redeployed into lower priced loans.
Investment Portfolio Trends
The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2014 to June 30, 2015 (in thousands). The principal changes in our securities available-for-sale portfolio over the six month period were purchases of short-term U.S. Agency Securities and Mortgage-Backed Securities-Residential when yield levels were attractive, and the maturities of State and Municipal Obligations. The principal change in our held-to-maturity portfolio was the purchase of State and Municipal Obligations during the six month period.

	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	06/30/2015	12/31/2014	Change	06/30/2015	12/31/2014	Change
Securities Available-for-Sale:
U.S. Agency Securities	$156,937	$137,603	$19,334	$689	$63	$626
State and Municipal Obligations	59,303	81,730	(22,427)	74	148	(74)
Mortgage-Backed Securities-Residential	157,641	128,827	28,814	3,140	4,095	(955)
Corporate and Other Debt Securities	16,691	16,725	(34)	(219)	(263)	44
Mutual Funds and Equity Securities	1,245	1,254	(9)	125	134	(9)
Total	$391,817	$366,139	$25,678	$3,809	$4,177	$(368)

Securities Held-to-Maturity:
State and Municipal Obligations	$223,031	$193,252	$29,779	$3,154	$4,780	$(1,626)
Mortgage-Backed Securities-Residential	104,330	114,314	(9,984)	1,092	1,762	(670)
Corporate and Other Debt Securities	1,000	1,000	—	—	—	—
Total	$328,361	$308,566	$19,795	$4,246	$6,542	$(2,296)
At June 30, 2015, we held no investment securities in our portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issuers of any sort.
As of both period-ends presented in the above table, all listed mortgage-backed securities (which includes interests in pools of mortgage-backed securities, known as collateralized mortgage obligations or CMOs), were guaranteed by U.S. agency or government sponsored enterprises (GSEs), such as Fannie Mae or Freddie Mac. Mortgage-backed securities provide to the investor monthly portions of principal and interest payments pursuant to the contractual obligations of the underlying mortgages. In the case of most CMOs, the principal and interest payments on the pooled mortgages are separated into two or more components (tranches), with each tranche having a separate estimated life, risk profile and yield. Our practice has been to purchase only those CMOs that are guaranteed by GSEs or other federal agencies and only those CMO tranches with shorter maturities and no more than moderate extension risk. Included in corporate and other debt securities are trust preferred securities issued by other financial institutions prior to May 19, 2010, the grandfathering date for TRUPs in Dodd Frank, that were highly rated at the time of purchase.
Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first six months of 2015.
Increase in Net Unrealized Securities Gains (Losses): Nearly all of the change in our net unrealized gains or losses is attributable to changes in the yield curve between the two period-ends, that is, there has been little or no change in the credit-worthiness of the issuers.

# 45

Investment Sales, Purchases and Maturities
(In Thousands)

	Three Months Ended		Six Months Ended
Sales	06/30/2015	06/30/2014	06/30/2015	06/30/2014
Available-For-Sale Portfolio:
Mortgage-Backed Securities-Residential	$—	$—	$2,690	$—
U.S. Agency Securities	18,618	40,729	18,618	40,729
Other	—	23	12	23
Total	18,618	40,752	21,320	40,752
Net Gains on Securities Transactions	16	(27)	106	(27)
Proceeds on the Sales of Securities	$18,634	$40,725	$21,426	$40,725
Investment yields in the capital markets have been very volatile thus far in 2015. We regularly review our interest rate risk position along with our security holdings to evaluate if market opportunities arise where we can reposition certain securities available-for-sale to enhance portfolio performance. As reflected in the table above, during the first six months of 2015 we executed transactions to liquidate certain lower yielding U.S. Agency and Mortgage-Backed securities and reemployed those funds in higher yielding securities to improve the stability of cash flows and enhance portfolio performance.

	Three Months Ended		Six Months Ended
	06/30/2015	06/30/2014	06/30/2015	06/30/2014
Available-for-Sale Portfolio
U.S. Agency Securities	$32,356	$40,599	$50,309	$53,185
State and Municipal Obligations	—	—	—	4,308
Mortgage-Backed Securities-Residential	20,460	—	54,167	—
Other	—	11	12	22
Total Purchases	$52,816	$40,610	$104,488	$57,515

Maturities & Calls	$33,342	$62,385	$55,976	$107,292

	Three Months Ended		Six Months Ended
	06/30/2015	06/30/2014	06/30/2015	06/30/2014
Held-to-Maturity Portfolio
State and Municipal Obligations	$—	$1,052	$—	$6,943
Mortgage-Backed Securities-Residential	38,984	—	52,815	29,437
Total Purchases	$38,984	$1,052	$52,815	$36,380

Maturities & Calls	$22,904	$20,874	$30,084	$37,435

# 46

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	6/30/2015	03/31/2015	12/31/2014	9/30/2014	6/30/2014
Loan Balances:
Period-End Loans	$1,479,670	$1,434,794	$1,413,268	$1,381,440	$1,344,124
Average Loans, Year-to-Date	1,439,365	1,422,005	1,344,427	1,325,159	1,306,766
Average Loans, Quarter-to-Date	1,456,534	1,422,005	1,401,601	1,361,347	1,328,639
Period-End Assets	2,333,371	2,335,528	2,217,420	2,208,745	2,153,051

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$15,570	$15,570	$14,434	$14,434	$14,434
Provision for Loan Losses, YTD	345	275	1,848	1,407	963
Loans Charged-off, YTD	(455)	(290)	(1,021)	(769)	(504)
Recoveries of Loans Previously Charged-off	114	70	309	221	143
Net Charge-offs, YTD	(341)	(220)	(712)	(548)	(361)
Allowance for Loan Losses, End of Period	$15,574	$15,625	$15,570	$15,293	$15,036

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$15,625	$15,570	$15,293	$15,036	$14,636
Provision for Loan Losses, QTD	70	275	441	444	505
Loans Charged-off, QTD	(165)	(290)	(251)	(265)	(168)
Recoveries of Loans Previously Charged-off	44	70	87	78	63
Net Charge-offs, QTD	(121)	(220)	(164)	(187)	(105)
Allowance for Loan Losses, End of Period	$15,574	$15,625	$15,570	$15,293	$15,036

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$6,931	$6,998	$6,899	$7,048	$6,185
Restructured	283	307	333	346	398
Loans Past Due 90 or More Days and Still Accruing Interest	1,570	580	537	571	1,325
Total Nonperforming Loans	8,784	7,885	7,769	7,965	7,908
Repossessed Assets	75	106	81	66	40
Other Real Estate Owned	234	423	312	326	326
Total Nonperforming Assets	$9,093	$8,414	$8,162	$8,357	$8,274

Asset Quality Ratios:
Allowance to Nonperforming Loans	177.30%	198.16%	200.41%	192.00%	190.14%
Allowance to Period-End Loans	1.05	1.09	1.10	1.11	1.12
Provision to Average Loans (Quarter) (1)	0.02	0.08	0.12	0.13	0.15
Provision to Average Loans (YTD) (1)	0.05	0.08	0.12	0.14	0.15
Net Charge-offs to Average Loans (Quarter) (1)	0.03	0.06	0.05	0.05	0.03
Net Charge-offs to Average Loans (YTD) (1)	0.05	0.06	0.05	0.06	0.06
Nonperforming Loans to Total Loans	0.59	0.55	0.54	0.58	0.59
Nonperforming Assets to Total Assets	0.39	0.36	0.37	0.38	0.38
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
In the second quarter of 2015, we made a $70 thousand provision for loan losses, compared to a provision of $505 thousand for the second quarter of 2014 and a provision of $275 for the first quarter of 2015. A variety of factors and events during the most recent 2015 quarter dictated the amount of the provision including the level of net charge-offs during the quarter, a general improvement in the credit quality of our loan portfolio (a small decrease in substandard loans), a small decrease in our historical loss factors and a decrease in the level of commercial loans outstanding. These factors contributing to a lower provision were offset in part by continuing growth during the quarter in our loan balances. See Note 3 to our unaudited interim consolidated financial statements for a discussion on how we classify our credit quality indicators as well as the balance in each category.

# 47

The ratio of the allowance for loan losses to total loans was 1.05% at June 30, 2015, down 5 basis points from 1.10% at December 31, 2014 and down 7 basis points from 1.12% at June 30, 2014.
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
Risk Elements
Our nonperforming assets at June 30, 2015 amounted to $9.1 million, an increase of $931 thousand, or 11.4%, from the December 31, 2014 total and an increase of $819 thousand, or 9.9%, from the year earlier total. The increase was primarily attributable to one commercial loan, which is being restructured in conjunction with a US government agency that is guaranteeing 80% of the loan balance. Our recent ratios of nonperforming assets to total assets remain significantly below our peer group averages for the corresponding dates. At June 30, 2015, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was .39%, nearly unchanged from our ratio at June 30, 2014. Both ratios are well below the comparable ratios of our peer group at March 31, 2015 (the latest date for which peer group information is available).
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest
	6/30/2015	12/31/2014	6/30/2014
Commercial Loans	$126	$150	$787
Commercial Real Estate Loans	—	200	200
Other Consumer Loans	57	34	36
Automobile Loans	4,339	5,322	3,480
Residential Real Estate Loans	1,138	1,953	1,608
Total Delinquent Loans	$5,660	$7,659	$6,111

At June 30, 2015, our loans in this category totaled $5.7 million, a decrease of $2.0 million, or 26.1%, from the $7.7 million of such loans at December 31, 2014. The June 30, 2015 total of non-current loans equaled 0.38% of such loans then outstanding, whereas the year-end 2014 total equaled 0.54% of loans then outstanding. The decrease from December 31, 2014 is primarily attributable to a substantial decrease in delinquent automobile loans, which temporarily surged at year-end 2014 and then subsided.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to our unaudited interim consolidated financial statements. We consider all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at June 30, 2015 ($24.4 million) was down slightly from the dollar amount of such loans at December 31, 2014 ($27.3 million). The amount of such loans depends principally on economic conditions in our geographic market area of northeastern New York State.
The economy in our market area has been relatively strong in recent years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in our market area as well, and on our commercial and commercial real estate portfolio.
As of June 30, 2015, we held for sale two residential real estate properties in other real estate owned. As a result of our conservative underwriting standards, we do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.
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
In general, the New Capital Rules set higher minimum capital ratios for banks and bank holding companies, expand the risk-weighted categories of assets and add a new capital ratio, a "common equity tier 1 capital ratio" (CET1), which is applicble to our banks and bank holding company. The New Capital Rules as part of their general thrust in requiring enhanced capital for banks introduce another new component of a bank's minimum capital threshold, a so-called "capital conservation buffer" (which will equal at least 2.5% of total risk-based assets when fully phased-in by 2019). This buffer will be added to each of the other minimum capital ratios under the New Capital Rules (some of which are higher than the comparable minimum ratios under the old bank regulatory capital rules).
Under the New Capital Rules, outstanding TRUPs issued by small- to medium-sized financial institutions such as Arrow before May 19, 2010, the grandfathering date for TRUPs under Dodd-Frank, will continue to qualify as tier 1 capital, up to a limit of 25% of total tier 1 capital (including such TRUPs and other grandfathered tier 1 capital components), until the TRUPs mature or are redeemed.

# 48

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
The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions, which generally results in a substantial discounting of low-risk or risk-free assets from their GAAP book values on the balance sheet; that is, a significant dollar amount of such assets "disappears" from the balance sheet in the risk-weighting process. The guidelines then establish three minimum ratios of capital to total risk-weighted assets, specifically, a minimum "Common Equity Tier 1 Capital" ratio (currently, 4.50%), a minimum "Tier 1 Risk-Based Capital" ratio (currently, 6.00%), and a minimum "Total Risk-Based Capital" ratio (currently, 8.00%). The first of these, the Common Equity Tier 1 Capital ratio, is a new capital measured added under the New Capital Rules. For purposes of this measure, the numerator, Common Equity Tier 1 Capital, includes only common equity items, such as common stock, related surplus and retained earnings, with risk-adjusted assets as the denominator. The other two risk-based measures under the New Capital Rules are the Tier 1 Risk-Based Capital ratio and the Total Risk-Based Capital ratio, both of which also existed under the previous regulatory capital regime but have been modified in significant ways under the New Capital Rules (most importantly, the Tier 1 Risk-Based Capital ratio has been increased from 4.00% to 6.00%). Tier 1 Risk-Based Capital under the New Capital Rules consists of Common Equity Tier 1 Capital, plus a limited amount of eligible permanent preferred stock and (for small- to medium-sized holding companies), a limited amount of grandfathered trust preferred securities (see the discussion below on Trust Preferred Securities), minus intangible assets, net of associated deferred tax liabilities, and subject to certain other deductions. Total Risk-Based Capital under the New Capital Rules consists of Tier 1 Capital plus Tier 2 Capital, the latter comprising a limited amount of eligible subordinated debt, other eligible preferred stock, certain other qualifying capital instruments, and a limited amount of the allowance for loan losses, subject to deductions. For each of the three risk-based capital ratios, the denominator--total risk-based assets--is defined under the New Capital Rules in a way that is similar to the methodology required under the old capital rules, but with significant differences. The weightings of certain asset categories, such as certain residential mortgage and commercial real estate loans, have been adjusted upward under the New Capital Rules and certain other risk-weighting changes have been made in the New Capital Rules, leading to a somewhat higher denominator for many institutions (and hence, lower risk-based ratios) than would have been the case under the old rules. The New Capital Rules also include another layer of required regulatory capital for banks and bank holding companies, a so-called capital conservation buffer, which when fully implemented in 2019, will add 2.50% to each of the three risk-based capital minimum ratios discussed above. This buffer will be phased-in in four annual increments of 0.625% each, beginning January 1, 2016.
The other regulatory capital measure under the New Capital Rules, the leverage ratio test, is also a carryover from the old rules. The leverage ratio is the ratio of Tier 1 capital (as defined under the leverage test) to total consolidated assets, without risk weighting (i.e, discounting) of assets, subject to deductions. The minimum leverage ratio under the New Capital Rules for banks and bank holding companies is 4.00%. Rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios.
Federal banking law mandates that certain actions must be taken by banking regulators ("prompt corrective action") for financial institutions that are deemed undercapitalized as measured under any of these regulatory capital guidelines. Federal banking law establishes five categories of capitalization for financial institutions ranging from "well-capitalized” (the highest ranking) to "critically undercapitalized" (the lowest ranking), with any of the lowest three rankings denoting an "undercapitalized" institution. Essentially, federal banking law ties the ability of banking organizations to engage in certain types of non-banking financial activities and to utilize certain procedures to such organizations' continuing to qualify for one of the two highest-ranking of the five capitalization categories, i.e., as "well-capitalized" or "adequately capitalized."

# 49

Capital Ratios: The table below sets forth the capital ratios of our holding company and our two subsidiary banks, Glens Falls National and Saratoga National, under the New Capital Rules, as of June 30, 2015:

	Common	Tier 1	Total
	Equity	Risk-Based	Risk-Based	Tier 1
	Tier 1 Capital	Capital	Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Arrow Financial Corporation	12.92%	14.24%	15.28%	9.41%
Glens Falls National Bank & Trust Co.	14.34%	14.34%	15.38%	9.15%
Saratoga National Bank & Trust Co.	11.49%	11.49%	12.48%	8.87%

Current Regulatory Minimum (2015)	4.50	6.00	8.00	4.00
FDICIA's "Well-Capitalized" Standard (2015)	6.50	8.00	10.00	5.00
Final Regulatory Minimum (2019) (1)	7.00	8.50	10.50	4.00
(1) Including the fully phased-in capital conservation buffer

At June 30, 2015 our holding company and both banks exceeded the minimum capital ratios established under the New Capital Rules and each also qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies under the "prompt corrective action" standards.

Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $206.9 million at June 30, 2015, an increase of $6.0 million, or 3.0%, from the prior year-end.  The most significant contributory factors to this increase in stockholders' equity were net income of $12.2 million and equity received from our various stock-based compensation and dividend reinvestment plans of $0.4 million. These positive factors were offset, in part, by cash dividends of $6.3 million and purchases of our own common stock of $0.8 million.  See the Consolidated Statement of Changes in Stockholders' Equity on page 6 of this report for all of the changes in stockholders' equity between December 31, 2014 and June 30, 2015.

Trust Preferred Securities Under Dodd-Frank: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's historical approach to regulatory capital, TRUPs typically qualified as Tier 1 capital for all bank holding companies, of any size, but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the Dodd-Frank Act, this treatment continues to apply to small- and medium-sized banking organizations like ours, but only with respect to TRUPs issued before May 19, 2010, the Dodd-Frank Act's grandfathering date for TRUPs (our TRUPs were grandfathered). Any trust preferred securities issued by banking organizations like ours on or after the grandfathering date do not and will not qualify as Tier 1 capital under the new bank regulatory capital guidelines. Thus, our currently outstanding TRUPs will continue to qualify as Tier 1 capital until maturity or redemption, but no additional TRUPs issued by us would so qualify.

Stock Repurchase Program: At its regular meeting in October 2014, the Board of Directors approved a new 12-month stock repurchase program (the "2015 program") authorizing the repurchase, at the discretion of senior management, during calendar year 2015 of up to $5 million of Arrow's common stock in open market or privately negotiated transactions. This program replaced a similar $5 million stock repurchase program which had been approved by the Board in November 2013 for calendar year 2014 (the "2014 program"). Under the 2015 program, management is authorized to effect stock repurchases from time-to-time, to the extent that it believes the Company's stock is reasonably priced and such repurchases are an appropriate use of available capital and in the best interests of stockholders. Through June 30, 2015, approximately $700 thousand of Arrow's common stock (27,000 shares) had been repurchased by the Company under the 2015 program.

# 50

Dividends: Our common stock is traded on NasdaqGS® - AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On July 29, 2015, our Board of Directors declared a 2015 third quarter cash dividend of $.25 payable on September 15, 2015. Per share amounts in the following table have been restated for our September 2014 2% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2014
First Quarter	$24.02	$26.94	$0.245
Second Quarter	24.31	26.46	0.245
Third Quarter	24.82	26.46	0.245
Fourth Quarter	25.10	27.93	0.250
2015
First Quarter	$25.55	$27.53	$0.250
Second Quarter	25.28	28.00	0.250
Third Quarter (dividend payable September 15, 2015)			0.250

	Quarter Ended June 30,
	2015	2014
Cash Dividends Per Share	0.250	0.250
Diluted Earnings Per Share	0.5	0.44
Dividend Payout Ratio	50.00%	56.82%
Total Equity (in thousands)	$206,947	$197,616
Shares Issued and Outstanding (in thousands)	12,623	12,597
Book Value Per Share	$16.39	$15.69
Intangible Assets (in thousands)	$25,372	$25,868
Tangible Book Value Per Share	$14.38	$13.63
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
Our primary sources of available liquidity have been and remain overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from maturing investment securities and loans.  In addition, certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $391.8 million at June 30, 2015, an increase of $25.7 million, or 7.0%, from the year-end 2014 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from federal funds, short-term balances at the Federal Reserve Bank, and maturing or marketable investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York ("FHLBNY"). Our federal funds lines of credit are with two correspondent banks totaling $35 million, but we did not draw on these lines during 2014 or the first six months of 2015.
To support our borrowing capacity with the FHLBNY, we have pledged collateral, including mortgage-backed securities and residential mortgage loans. Our unused borrowing capacity at the FHLBNY was approximately $214.9 million at June 30, 2015, with approximately $84.5 million in advances then outstanding. In addition we have identified brokered deposits as an appropriate off-balance sheet source of funding accessible in a relatively short time period. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At June 30, 2015, the amount available under this facility was approximately $318.9 million, with no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At June 30, 2015, our basic liquidity ratio, including our FHLB collateralized borrowing capacity, was 9.8% of total assets, or $136 million, well in excess of our internally-set minimum target ratio of 4% of total assets.

# 51

RESULTS OF OPERATIONS
Three Months Ended June 30, 2015 Compared With
Three Months Ended June 30, 2014

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	06/30/2015	06/30/2014	Change	% Change
Net Income	$6,305	$5,524	$781	14.1%
Diluted Earnings Per Share	0.50	0.44	0.06	13.6
Return on Average Assets	1.09%	1.01%	0.08%	7.9
Return on Average Equity	12.23%	11.28%	0.95%	8.4

We reported earnings (net income) of $6.3 million and diluted earnings per share (EPS) of $.50 for the second quarter of 2015, compared to net income of $5.5 million and diluted EPS of $.44 for the second quarter of 2014.
We experienced net gains of $10 thousand, net of tax, on the sale of securities in the 2015 quarter, compared to net losses of $16 thousand, net of tax, in the 2014 quarter.

    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	06/30/2015	06/30/2014	Change	% Change
Interest and Dividend Income	$18,501	$17,837	$664	3.7%
Interest Expense	1,243	1,555	(312)	(20.1)
Net Interest Income	17,258	16,282	976	6.0
Tax-Equivalent Adjustment	1,094	1,142	(48)	(4.2)
Average Earning Assets (1)	2,195,166	2,063,213	131,953	6.4
Average Interest-Bearing Liabilities	1,770,023	1,680,149	89,874	5.3

Yield on Earning Assets (1)	3.38%	3.47%	(0.09)%	(2.6)
Cost of Interest-Bearing Liabilities	0.28	0.37	(0.09)	(24.3)
Net Interest Spread	3.10	3.10	—	—
Net Interest Margin	3.15	3.17	(0.02)	(0.6)
(1) Includes Nonaccrual Loans
Between the second quarter of 2014 and the second quarter of 2015, our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased by 2 basis points, from 3.17% to 3.15%, representing a 0.6% decrease in our margin. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 35, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) Among other things, this decrease in net interest margin reflected the offsetting impact of a decrease in all categories in interest-bearing liabilities and a similar decrease in the yield on our loan portfolio. Our persistent multi-year experience of margin compression may well continue in upcoming periods, and if rates do begin to move broadly upward, our liabilities initially may reprice more rapidly than our assets (which typically would have a negative effect on our margins). Net interest income for the just completed quarter, on a taxable equivalent basis, increased by $0.98 million, or 6.0%, from the second quarter of 2014, as the slight decrease in our net interest margin between the periods was more than offset by a 6.4% increase in the level of our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 47, the provision for loan losses for the second quarter of 2015 was $70 thousand, compared to a provision of $505 thousand for the 2014 quarter.

# 52

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	06/30/2015	06/30/2014	Change	% Change
Income From Fiduciary Activities	$2,051	$1,906	$145	7.6%
Fees for Other Services to Customers	2,334	2,377	(43)	(1.8)
Insurance Commissions	2,367	2,293	74	3.2
Net (Loss) Gain on Securities Transactions	16	(27)	43	(159.3)
Net Gain on the Sale of Loans	120	166	(46)	(27.7)
Other Operating Income	556	304	252	82.9
Total Noninterest Income	$7,444	$7,019	$425	6.1

Total noninterest income in the just completed quarter was $7.4 million, an increase of $425 thousand, or 6.1%, from total noninterest income of $7.0 million for the second quarter of 2014.
We experienced modest increases in all major categories except for fees for other services to customers, which decreased by $43 thousand, or 1.8%, primarily due to a decrease in revenues related service charges on deposit accounts. Income from fiduciary activities in the 2014 quarter increased by $145 thousand, or 7.6%, from the comparable 2014 quarter. This source of noninterest income typically tracks the dollar value of assets under administration. At quarter-end 2015, the market value of assets under trust administration and investment management amounted to $1.247 billion, an increase of $32.0 million, or 2.6%, from June 30, 2014. The increase was generally attributable to a significant rise in the equity markets between the reporting dates and the addition of new accounts.
As mentioned above, fees for other services to customers decreased by $43 thousand, or 1.8%, compared to the prior year quarter, primarily due to a decrease in service charge fee income on deposit accounts, as customers continued to expand their utilization of electronic delivery of transaction information and thus become more effective in managing their accounts with us (i.e., fewer overdrafts). In addition to service charge income on deposits, this category also includes debit card interchange income (which increased modestly between the two period), revenues related to the sale of mutual funds to our customers by third party providers (which decreased between the two periods), and servicing income on sold loans (nearly unchanged). Effective October 1, 2011 Visa announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange fee rules promulgated by the Federal Reserve under the Dodd-Frank Act. This reduced rate structure has had, and will continue to have, a slight but noticeable negative impact on our fee income. However, debit card usage by our customers continues to grow which has offset at least in part, the negative effect of reduced debit interchange rates. If this usage continues to grow, it will continue to offset the negative impact of reduced interchange fees. Generally, we do not believe that Visa's new limits on interchange fees resulting from Dodd-Frank will have a material adverse impact on our financial condition or results of operations in future periods. However, there is currently a lawsuit challenging the existing post Dodd-Frank fee structure as too high. The Federal Reserve Bank successfully asked the court to permit retention of the current fee structure until the case is settled.
The increase in other operating income in the second quarter of 2015 versus the second quarter of 2014 was primarily attributable to gains recognized in our investment in business incubator types of limited partnerships.
Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	06/30/2015	06/30/2014	Change	% Change
Salaries and Employee Benefits	$8,186	$7,880	$306	3.9%
Occupancy Expense of Premises, Net	1,256	1,268	(12)	(0.9)
Furniture and Equipment Expense	1,088	1,048	40	3.8
FDIC and FICO Assessments	296	282	14	5.0
Amortization	80	94	(14)	(14.9)
Other Operating Expense	3,477	3,165	312	9.9
Total Noninterest Expense	$14,383	$13,737	$646	4.7
Efficiency Ratio	57.94%	58.48%	(0.54)%	(0.9)

Noninterest expense for the second quarter of 2015 was $14.4 million, an increase of $646 thousand, or 4.7%, from the expense for the second quarter of 2014. For the second quarter of 2015, our efficiency ratio was 57.94%, down by 54 basis points from our ratio for the comparable 2014 quarter. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). The efficiency ratio is further discussed on page 35 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. The favorable change in our efficiency ratio between the periods reflected the fact that our core gross income grew faster than our operating expenses. Our efficiency ratios in recent periods have also compared

# 53

favorably to the ratios of our peer group, even after adjusting for the definitional difference. For the year quarter ended March 31, 2015 (the most recent reporting period for which peer group information is available), the peer group efficiency ratio was 69.59%, and our ratio was 58.75% (not adjusted).
Salaries and employee benefits expense increased 3.9% in the second quarter of 2015 over the 2014 quarter, reflecting the combined effect of a 2.7% increase in salaries and a 7.1% increase in benefits. The increase in our benefit expenses was primarily attributable to higher pension costs during the current period.
The increase in furniture and equipment expense was attributable to increases in data processing expenses.
The increase in other operating expense between the periods was primarily attributable to an increase in legal and professional fees.
Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	06/30/2015	06/30/2014	Change	% Change
Provision for Income Taxes	$2,850	$2,393	$457	19.1%
Effective Tax Rate	31.1%	30.2%	0.9	3.0
The provisions for federal and state income taxes amounted to $2.9 million and $2.4 million for the respective three-month periods of 2015 and 2014. The increase in the effective tax rate was primarily attributable to the fact that our tax-exempt income did not increase to the same extent as our taxable income.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2015 Compared With
Six Months Ended June 30, 2014

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Six Month Period Ended
	06/30/2015	06/30/2014	Change	% Change
Net Income	$12,160	$10,844	$1,316	12.1%
Diluted Earnings Per Share	0.96	0.86	0.10	11.6
Return on Average Assets	1.07%	1.00%	0.07%	7.0
Return on Average Equity	11.98%	11.20%	0.78%	7.0

We reported earnings (net income) of $12.2 million and diluted earnings per share (EPS) of $.96 for the six-month period of 2015, an improvement over net income of $10.8 million and diluted EPS of $.86 for the 2014 six-month period.
In the 2015 six-month period we experienced net losses on the sales of securities of $64 thousand, net of tax, compared to net gains of $16 thousand , net of tax, in the 2014 period. Moreover, our net gains on sales of loans, net of tax, in the 2015 six-month period were only $152 thousand, compared to $289 thousand for the 2014 period.

    The following narrative discusses the changes between the respective six-month periods in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Six Month Period Ended
	06/30/2015	06/30/2014	Change	% Change
Interest and Dividend Income	$36,574	$35,276	$1,298	3.7%
Interest Expense	2,329	3,149	$(820)	(26.0)%
Net Interest Income	34,245	32,127	$2,118	6.6%
Tax-Equivalent Adjustment	2,177	2,315	$(138)	(6.0)%
Average Earning Assets (1)	2,160,933	2,060,046	$100,887	4.9%
Average Interest-Bearing Liabilities	1,741,794	1,679,119	$62,675	3.7%

Yield on Earning Assets (1)	3.41%	3.45%	(0.04)%	(1.2)%
Cost of Interest-Bearing Liabilities	0.27	0.38	(0.11)	(28.9)%
Net Interest Spread	3.14	3.07	0.07	2.3%
Net Interest Margin	3.20	3.14	0.06	1.9%
(1) Includes Nonaccrual Loans

# 54

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased by 6 basis points, from 3.14% to 3.20%, between the 2014 six-month period and the 2015 six-month period, representing a 1.9% increase in the margin. All of this year-over-year margin increase for the period occurred in the respective first quarters. Our net interest margin in the second quarter of 2015 was slightly lower (by 2 basis points) than our net interest margin in the second quarter of 2014. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 35, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) Net interest income for the just completed six-month period, on a taxable equivalent basis, increased by $1.3 million, or 3.7%, from the 2014 six-month period, as the overall increase in our net interest margin between the periods was enhanced by the positive impact of a 4.9% increase in the level of our average earning assets. The impact of recent interest rate changes in the U.S. economy generally on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 47, the provisions for loan losses for the six-month periods ended June 30, 2015 and 2014 were $345 thousand and $963 thousand, respectively.
Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Six Month Period Ended
	06/30/2015	06/30/2014	Change	% Change
Income From Fiduciary Activities	$3,984	$3,779	$205	5.4%
Fees for Other Services to Customers	4,573	4,571	2	—%
Insurance Commissions	4,506	4,737	(231)	(4.9)%
Net (Loss) Gain on Securities Transactions	106	(27)	133	(492.6)%
Net Gain on the Sale of Loans	252	289	(37)	(12.8)%
Other Operating Income	879	556	323	58.1%
Total Noninterest Income	$14,300	$13,905	$395	2.8%

Total noninterest income in the just completed six-month period was $14.3 million, an increase of $395 thousand, or 2.8%, from total noninterest income of $13.9 million for the 2014 period. We experienced increases in all major categories, between the two six-month period, except insurance commissions (which increased in the second quarter of 2015 compared to the second quarter of 2014, but not enough to offset the decrease in insurance commissions between the first quarters of the two years). Net securities gains of $106 thousand in the current year period contrasted with a $27 thousand loss in the 2014 period. We experienced a decrease in net gains on the sale of loans between the two periods as we began to taper our sales of loans to the secondary market during the second half of 2014 and this trend continued in the first six months of 2015.
Insurance commission income decreased from $4.7 million for the first six months of 2014 to $4.5 million for the first six months of 2015, a decrease of $231 thousand, or 4.9%. This decrease, all of which was concentrated in the first quarter of 2015, was attributable to a decrease in annual contingent commission income received from certain insurance carriers in the 2015 period and from a decline in property and casualty commission income. Income from fiduciary activities increased $205 thousand, or 5.4%, from the comparable 2014 period. See our discussion on the changes in the market value of assets under trust administration and investment management, in the section above under the heading "RESULTS OF OPERATIONS -- Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014--Summary of Non-Interest Income."
Fees for other services to customers includes service charges on deposit accounts, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans. While the level of fees for other services to customers between the 2014 six-month period and the 2015 six-moth period was essentially unchanged, as mentioned in our earlier discussion of the quarter-to-date changes, we expect the trend where customers progressively reduce their overdraft fees by managing their deposit accounts more effectively (by utilizing electronic delivery of transaction information) to continue over the remaining two quarters of 2015. See the discussion above under the heading "RESULTS OF OPERATIONS-- Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014--Summary of Non-Interest Income."
The increase in other operating income in the 2015 period versus the 2014 period was primarily due to gains recognized in our investment in business incubator types of limited partnerships and an increase in income from our investment in bank-owned life insurance.

# 55

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Six Month Period Ended
	06/30/2015	06/30/2014	Change	% Change
Salaries and Employee Benefits	$15,878	$15,522	$356	2.3%
Occupancy Expense of Premises, Net	2,614	2,573	41	1.6%
Furniture and Equipment Expense	2,217	2,084	133	6.4%
FDIC and FICO Assessments	576	555	21	3.8%
Amortization	171	200	(29)	(14.5)%
Other Operating Expense	6,882	6,269	613	9.8%
Total Noninterest Expense	$28,338	$27,203	$1,135	4.2%
Efficiency Ratio	58.15%	58.63%	(0.48)%	(0.8)

Noninterest expense for the 2015 six-month period was $28.3 million, an increase of $1.1 million, or 4.2%, over the total expense for the 2014 six-month period. For the 2015 six-month period, our efficiency ratio was 58.15% versus 58.63% in the 2014 period. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on page 35 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. The favorable change in our efficiency ratio between the periods reflected the fact that our core gross income grew faster than our operating expenses. Our efficiency ratios in recent periods have also compared favorably to the ratios of our peer group, even after adjusting for the definitional difference. For the year quarter ended March 31, 2015 (the most recent reporting period for which peer group information is available), the peer group efficiency ratio was 69.59%, and our ratio was 58.75% (not adjusted).
Salaries and employee benefits expense increased by 2.3% for the 2015 six-month period, compared to the 2014 period, representing a 3.6% increase in salaries offset, in part, by a 1.1% decrease in benefits. The decrease in our benefit expenses was primarily attributable to lower health care costs in the first quarter of 2015, a trend which we did not expect to continue, and which did not continue, during the second quarter, when such costs returned to near normal levels.
The increase in furniture and equipment expense was primarily attributable to increases in data processing expenses.
The subcategory of other operating expense demonstrating the largest increase between the periods was legal and professional expenses.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Six Month Period Ended
	06/30/2015	06/30/2014	Change	% Change
Provision for Income Taxes	$5,525	$4,707	$818	17.4%
Effective Tax Rate	31.2%	30.3%	0.9	3.0
The provisions for federal and state income taxes amounted to $5.5 million and $4.7 million for the respective six-month periods of 2015 and 2014. The increase in the effective tax rate was primarily attributable to a one-time historical rehabilitation tax credit experienced in the 2014 period and a decrease between the two period in our utilization of tax-exempt interest investments.

# 56

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to credit risk in our loan portfolio and liquidity risk, discussed on page 51 of this Report, we have market risk in our business activities. Market risk is the possibility that changes in future market rates (interest rates) or prices (fees for products and services) will make our position less valuable. The ongoing monitoring and management of market risk, principally interest rate risk, is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”). In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. As of the date of this report, we have not made use of derivatives, such as interest rate swaps, in our risk management process.
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
Our current simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest rate-sensitive assets and liabilities reflected on our consolidated balance sheet. This sensitivity analysis is compared to pre-established ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon. Our current sensitivity analysis model examines both a hypothetical upward shift of interest rates (currently, 200 basis points) and a hypothetical downward shift in interest rates (currently, 100 basis points, subject to certain zero rate limitations), and assumes no subsequent change in the balance sheet and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing dates. For repricing purposes, we normally assume a parallel and pro-rata shift in rates for both assets and liabilities, over a 12 month period.
We occasionally need to make ad hoc adjustments to our model. During recent years, the Federal Reserve's targeted federal funds rate has remained within a range of 0 to .25%. The resulting abnormally low prevailing short-term rates have led us to revise our standard model for the decreasing interest rate simulation for short-term liabilities and assets. While we have applied our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, we have assumed an absolute floor of a zero interest rate for the modeling of our short-term liabilities and assets. Moreover, for purposes of determining the effect of a hypothetical downward shift in rates under our current simulation model, we have made no downward shift at all in interest rates for our short-term liabilities and assets, even if such rates slightly exceed zero at the measurement date. We also assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending solely upon the contractual maturities of the particular assets and liabilities in question. In practice, however, shifts in prevailing interest rates typically affect our liability portfolios (primarily deposits) more rapidly than our asset portfolios, irrespective of differences in contractual maturities (which also tend to be of longer duration on the asset side).
Applying the simulation model analysis as of June 30, 2015, a 200 basis point increase in all interest rates demonstrated a 2.53% decrease in net interest income over the ensuing 12 month period, and a 100 basis point decrease in long-term interest rates (with no decrease in short-term rates, or adjusted as discussed above) demonstrated a 1.26% decrease in net interest income, when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.
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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

# 57

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

Item 1.A.
Risk Factors
We believe that the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2014, continue to represent the most significant risks to our future results of operations and financial conditions, without modification or amendment. Please refer to such Risk Factors as listed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

None
Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its common stock during the quarter ended June 30, 2015:

Second Quarter 2015 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
April	4,613	$26.90	—	$5,000,000
May	12,326	25.95	10,000	4,741,100
June	34,327	26.44	17,000	4,294,710
Total	51,266	26.37	27,000
1 The total number of shares of Common Stock purchased by the Company in each month in the quarter and the average price paid per share are listed in columns A and B, respectively. All shares identified in column A were shares purchased by the Company either (i) under its publicly-announced 2015 Repurchase Program, described further below, or (ii) in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP. In the months indicated, the total number of shares identified in column A included those shares purchased under the 2015 Repurchase Program and identified in column C, along with shares purchased under the DRIP by the administrator as follows: April – 4,613 shares; May – 2,326 shares; and June – 17,327 shares.
2 All 27,000 shares repurchased by the Company in the quarter were repurchased under the publicly-announced 2015 Repurchase Program (i.e., the $5 million stock repurchase program authorized by the Board of Directors in October 2014 and effective January 1, 2015).
3 Represents the dollar amount of repurchase authority remaining at each month-end during the quarter under the 2015 Repurchase Program.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None
Item 5.
Other Information - None

# 58

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

# 59

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

August 6, 2015	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

August 6, 2015	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 60