Form 10-Q
period 2015-09-30
ARROW FINANCIAL CORP
filed 2015-11-06
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2015
Common Stock, par value $1.00 per share	12,907,654

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - Financial Information

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	September 30, 2015	December 31, 2014	September 30, 2014
ASSETS
Cash and Due From Banks	$43,870	$35,081	$46,771
Interest-Bearing Deposits at Banks	25,821	11,214	17,893
Investment Securities:
Available-for-Sale	397,559	366,139	374,335
Held-to-Maturity (Approximate Fair Value of $324,009 at September 30, 2015; $308,566 at December 31, 2014; and $302,567 at September 30, 2014)	317,480	302,024	296,522
Federal Home Loan Bank and Federal Reserve Bank Stock	5,143	4,851	3,001
Loans	1,536,925	1,413,268	1,381,440
Allowance for Loan Losses	(15,774)	(15,570)	(15,293)
Net Loans	1,521,151	1,397,698	1,366,147
Premises and Equipment, Net	28,186	28,488	28,206
Goodwill	22,003	22,003	22,003
Other Intangible Assets, Net	3,263	3,625	3,744
Other Assets	55,075	46,297	50,123
Total Assets	$2,419,551	$2,217,420	$2,208,745
LIABILITIES
Noninterest-Bearing Deposits	$347,963	$300,786	$296,384
NOW Accounts	971,252	871,671	887,865
Savings Deposits	568,022	524,648	524,906
Time Deposits of $100,000 or More	60,978	61,797	69,797
Other Time Deposits	133,836	144,046	156,404
Total Deposits	2,082,051	1,902,948	1,935,356
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	24,414	19,421	19,654
Federal Home Loan Bank Overnight Advances	—	41,000	—
Federal Home Loan Bank Term Advances	55,000	10,000	10,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Other Liabilities	26,944	23,125	23,646
Total Liabilities	2,208,409	2,016,494	2,008,656
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (17,420,776 Shares Issued at September 30, 2015, and 17,079,376 Shares Issued at December 31, 2014 and September 30, 2014)	17,421	17,079	17,079
Additional Paid-in Capital	249,931	239,721	239,247
Retained Earnings	28,791	29,458	26,240
Unallocated ESOP Shares (55,185 Shares at September 30, 2015; 71,748 Shares at December 31, 2014; and 71,740 Shares at September 30, 2014)	(1,100)	(1,450)	(1,450)
Accumulated Other Comprehensive Loss	(6,520)	(7,166)	(4,284)
Treasury Stock, at Cost (4,460,654 Shares at September 30, 2015; 4,386,001 Shares at December 31, 2014; and 4,402,932 Shares at September 30, 2014)	(77,381)	(76,716)	(76,743)
Total Stockholders’ Equity	211,142	200,926	200,089
Total Liabilities and Stockholders’ Equity	$2,419,551	$2,217,420	$2,208,745
See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$14,364	$13,460	$41,953	$39,436
Interest on Deposits at Banks	13	12	60	41
Interest and Dividends on Investment Securities:
Fully Taxable	1,979	1,919	5,936	5,968
Exempt from Federal Taxes	1,475	1,369	4,279	4,276
Total Interest and Dividend Income	17,831	16,760	52,228	49,721
INTEREST EXPENSE
NOW Accounts	292	386	960	1,345
Savings Deposits	189	218	538	663
Time Deposits of $100,000 or More	89	195	267	626
Other Time Deposits	179	335	566	1,085
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	5	6	15	15
Federal Home Loan Bank Advances	353	115	804	387
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	146	144	432	427
Total Interest Expense	1,253	1,399	3,582	4,548
NET INTEREST INCOME	16,578	15,361	48,646	45,173
Provision for Loan Losses	537	444	882	1,407
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,041	14,917	47,764	43,766
NONINTEREST INCOME
Income From Fiduciary Activities	1,923	1,861	5,907	5,640
Fees for Other Services to Customers	2,331	2,353	6,904	6,924
Insurance Commissions	2,343	2,451	6,849	7,188
Net Gain on Securities Transactions	—	137	106	110
Net Gain on Sales of Loans	236	213	488	502
Other Operating Income	304	336	1,183	892
Total Noninterest Income	7,137	7,351	21,437	21,256
NONINTEREST EXPENSE
Salaries and Employee Benefits	8,699	7,781	24,577	23,303
Occupancy Expenses, Net	2,275	2,266	7,106	6,923
FDIC Assessments	297	273	873	828
Other Operating Expense	3,579	3,206	10,632	9,675
Total Noninterest Expense	14,850	13,526	43,188	40,729
INCOME BEFORE PROVISION FOR INCOME TAXES	8,328	8,742	26,013	24,293
Provision for Income Taxes	2,395	2,595	7,920	7,302
NET INCOME	$5,933	$6,147	$18,093	$16,991
Average Shares Outstanding:
Basic	12,888	12,858	12,886	12,853
Diluted	12,929	12,874	12,926	12,865
Per Common Share:
Basic Earnings	$0.46	$0.48	$1.40	$1.32
Diluted Earnings	0.46	0.48	1.40	1.32

Share and Per Share Amounts have been restated for the September 2015 2% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$5,933	$6,147	$18,093	$16,991
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding Gains (Losses) Arising During the Period	543	(770)	384	(15)
Reclassification Adjustments for Securities (Gains) Losses Included in Net Income	—	(82)	(65)	(66)
Amortization of Net Retirement Plan Actuarial Loss	117	70	352	209
Accretion of Net Retirement Plan Prior Service Credit	(9)	(13)	(25)	(39)
Other Comprehensive Income Gain (Loss)	651	(795)	646	89
Comprehensive Income	$6,584	$5,352	$18,739	$17,080

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2014	$17,079	$239,721	$29,458	$(1,450)	$(7,166)	$(76,716)	$200,926
Net Income	—	—	18,093	—	—	—	18,093
Other Comprehensive Income	—	—	—	—	646	—	646
2% Stock Dividend (341,400 Shares)	342	8,939	(9,281)	—	—	—	—
Cash Dividends Paid, $.735 per Share [1]	—	—	(9,479)	—	—	—	(9,479)
Stock Options Exercised, Net (24,554 Shares)	—	289	—	—	—	242	531
Shares Issued Under the Directors’ Stock Plan (4,579 Shares)	—	73	—	—	—	45	118
Shares Issued Under the Employee Stock Purchase Plan (13,990 Shares)	—	222	—	—	—	137	359
Shares Issued for Dividend Reinvestment Plans (16,112 Shares)	—	281	—	—	—	158	439
Stock-Based Compensation Expense	—	233	—	—	—	—	233
Tax Benefit for Disposition of Stock Options	—	31	—	—	—	—	31
Purchase of Treasury Stock (46,403 Shares)	—	—	—	—	—	(1,247)	(1,247)
Allocation of ESOP Stock (17,645 Shares)	—	142	—	350	—	—	492
Balance at September 30, 2015	$17,421	$249,931	$28,791	$(1,100)	$(6,520)	$(77,381)	$211,142

Balance at December 31, 2013	$16,744	$229,290	$27,457	$(1,800)	$(4,373)	$(75,164)	$192,154
Net Income	—	—	16,991	—	—	—	16,991
Other Comprehensive Income	—	—	—	—	89	—	89
2% Stock Dividend (334,890 Shares)	335	8,617	(8,952)	—	—	—	—
Cash Dividends Paid, $.721 per Share [1]	—	—	(9,256)	—	—	—	(9,256)
Stock Options Exercised, Net (45,194 Shares)	—	619	—	—	—	444	1,063
Shares Issued Under the Directors’ Stock Plan (3,872 Shares)	—	63	—	—	—	38	101
Shares Issued Under the Employee Stock Purchase Plan (14,172 Shares)	—	212	—	—	—	139	351
Stock-Based Compensation Expense	—	270	—	—	—	—	270
Tax Benefit for Disposition of Stock Options	—	22	—	—	—	—	22
Purchase of Treasury Stock (86,710 Shares)	—	—	—	—	—	(2,235)	(2,235)
Acquisition of Subsidiaries (3,595 Shares)	—	56	—	—	—	35	91
Allocation of ESOP Stock (17,308 Shares)	—	98	—	350	—	—	448
Balance at September 30, 2014	$17,079	$239,247	$26,240	$(1,450)	$(4,284)	$(76,743)	$200,089

1 Cash dividends paid per share have been adjusted for the September 2015 2% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2015	2014
Net Income	$18,093	$16,991
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	882	1,407
Depreciation and Amortization	4,844	5,622
Allocation of ESOP Stock	492	448
Gains on the Sale of Securities Available-for-Sale	(106)	(137)
Losses on the Sale of Securities Available-for-Sale	—	27
Loans Originated and Held-for-Sale	(15,733)	(16,462)
Proceeds from the Sale of Loans Held-for-Sale	15,615	15,879
Net Gains on the Sale of Loans	(488)	(502)
Net Losses on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	136	52
Contributions to Retirement Benefit Plans	(574)	(656)
Deferred Income Tax Expense (Benefit)	1,242	(418)
Shares Issued Under the Directors’ Stock Plan	118	101
Stock-Based Compensation Expense	233	270
Net Increase in Other Assets	(9,134)	(1,146)
Net Increase in Other Liabilities	4,393	31
Net Cash Provided By Operating Activities	20,013	21,507
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	21,449	49,917
Proceeds from the Maturities and Calls of Securities Available-for-Sale	70,971	131,861
Purchases of Securities Available-for-Sale	(124,906)	(100,684)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	38,403	45,602
Purchases of Securities Held-to-Maturity	(54,796)	(43,967)
Net Increase in Loans	(125,942)	(115,568)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	997	1,093
Purchase of Premises and Equipment	(1,231)	(885)
Cash Paid for Subsidiaries, Net	—	(75)
Net (Increase) Decrease in Other Investments	(292)	3,280
Purchase of Bank Owned Life Insurance	—	(5,245)
Net Cash Used In By Investing Activities	(175,347)	(34,671)
Cash Flows from Financing Activities:
Net Increase in Deposits	179,103	93,026
Net Decrease in Short-Term Borrowings	(36,007)	(45,123)
Federal Home Loan Bank Advances	45,000	—
Repayments of Federal Home Loan Bank Term Advances	—	(10,000)
Purchase of Treasury Stock	(1,247)	(2,235)
Stock Options Exercised, Net	531	1,063
Shares Issued Under the Employee Stock Purchase Plan	359	351
Tax Benefit from Exercise of Stock Options	31	22
Shares Issued for Dividend Reinvestment Plans	439	—
Cash Dividends Paid	(9,479)	(9,256)
Net Cash Provided By Financing Activities	178,730	27,848
Net Increase in Cash and Cash Equivalents	23,396	14,684
Cash and Cash Equivalents at Beginning of Period	46,295	49,980
Cash and Cash Equivalents at End of Period	$69,691	$64,664

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$3,548	$4,629
Income Taxes	8,257	7,035
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	2,213	1,137
Acquisition of Subsidiaries	—	91

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2015, December 31, 2014 and September 30, 2014; the results of operations for the three-month and nine-month periods ended September 30, 2015 and 2014; the consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014; the changes in stockholders' equity for the nine-month periods ended September 30, 2015 and 2014; and the cash flows for the nine-month periods ended September 30, 2015 and 2014. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current presentation. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2014, included in Arrow's 2014 Form 10-K.

New Accounting Standards Updates (ASU): During 2015, through the date of this report, the FASB issued 16 accounting standards updates, The standards listed below did not have had an immediate impact on Arrow, but could in the future.
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
ASU 2015-03 and ASU 2015-15 "Interest - Imputation of Interest" required debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. There were no changes to the recognition and measurement of debt issuance costs. For Arrow, the standard is effective for the first quarter of 2016.
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
ASU 2015-08 "Business Combinations" amended various SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 115.

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at September 30, 2015, December 31, 2014 and September 30, 2014:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
September 30, 2015
Available-For-Sale Securities, at Amortized Cost	$161,253	$55,263	$158,351	$16,871	$1,120	$392,858
Available-For-Sale Securities, at Fair Value	162,518	55,486	161,637	16,672	1,246	397,559
Gross Unrealized Gains	1,269	223	3,292	12	125	4,921
Gross Unrealized Losses	4	—	6	211	—	221
Available-For-Sale Securities, Pledged as Collateral						348,115

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	22,968	16,168	5,420		44,556
From 1 - 5 Years	161,253	30,696	136,752	10,451		339,152
From 5 - 10 Years	—	999	5,431	—		6,430
Over 10 Years	—	600	—	1,000		1,600

# 8

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities

Maturities of Debt Securities, at Fair Value:
Within One Year	—	23,019	16,504	5,420		44,943
From 1 - 5 Years	162,518	30,868	139,201	10,452		343,039
From 5 - 10 Years	—	999	5,932	—		6,931
Over 10 Years	—	600	—	800		1,400

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	12,996	406	4,775	7,162	—	25,339
Total	$12,996	$406	$4,775	$7,162	$—	$25,339
Number of Securities in a Continuous Loss Position	3	1	1	11	—	16

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	4	—	6	211	—	221
Total	$4	$—	$6	$211	$—	$221

December 31, 2014
Available-For-Sale Securities, at Amortized Cost	$137,540	$81,582	$124,732	$16,988	$1,120	$361,962
Available-For-Sale Securities, at Fair Value	137,603	81,730	128,827	16,725	1,254	366,139
Gross Unrealized Gains	208	187	4,100	7	134	4,636
Gross Unrealized Losses	145	39	5	270	—	459
Available-For-Sale Securities, Pledged as Collateral						267,384

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$39,631	$3,309	$82	$—	$—	$43,022
12 Months or Longer	28,020	14,035	1,546	10,738	—	54,339
Total	$67,651	$17,344	$1,628	$10,738	$—	$97,361
Number of Securities in a Continuous Loss Position	22	65	3	15	—	105

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$48	$—	$—	$—	$—	$48
12 Months or Longer	97	39	5	270	—	411
Total	$145	$39	$5	$270	$—	$459

September 30, 2014
Available-For-Sale Securities, at Amortized Cost	$134,485	$91,799	$126,108	$17,027	$1,120	$370,539
Available-For-Sale Securities, at Fair Value	134,051	92,150	130,101	16,756	1,277	374,335
Gross Unrealized Gains	1	355	4,046	9	157	4,568
Gross Unrealized Losses	435	4	53	280	—	772
Available-For-Sale Securities, Pledged as Collateral						292,850

# 9

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$90,968	$450	$5,528	$—	$—	$96,946
12 Months or Longer	27,994	2,665	4,515	10,752	—	45,926
Total	$118,962	$3,115	$10,043	$10,752	$—	$142,872
Number of Securities in a Continuous Loss Position	35	18	7	15	—	75

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$296	$—	$18	$—	$—	$314
12 Months or Longer	139	4	35	280	—	458
Total	$435	$4	$53	$280	$—	$772

The following table is the schedule of Held-To-Maturity Securities at September 30, 2015, December 31, 2014 and September 30, 2014:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
September 30, 2015
Held-To-Maturity Securities, at Amortized Cost	$218,502	$97,978	$1,000	$317,480
Held-To-Maturity Securities, at Fair Value	223,050	99,959	1,000	324,009
Gross Unrealized Gains	4,633	1,981	—	6,614
Gross Unrealized Losses	85	—	—	85
Held-To-Maturity Securities, Pledged as Collateral				296,921

Maturities of Debt Securities, at Amortized Cost:
Within One Year	37,916	—	—	37,916
From 1 - 5 Years	88,502	72,904	—	161,406
From 5 - 10 Years	87,529	25,074	—	112,603
Over 10 Years	4,556	—	1,000	5,556

Maturities of Debt Securities, at Fair Value:
Within One Year	38,028	—	—	38,028
From 1 - 5 Years	91,022	74,407	—	165,429
From 5 - 10 Years	89,370	25,552	—	114,922
Over 10 Years	4,630	—	1,000	5,630

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	14,896	—	—	14,896
Total	$14,896	$—	$—	$14,896
Number of Securities in a Continuous Loss Position	51	—	—	51

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—

# 10

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
12 Months or Longer	85	—	—	85
Total	$85	$—	$—	$85

December 31, 2014
Held-To-Maturity Securities, at Amortized Cost	$188,472	$112,552	$1,000	$302,024
Held-To-Maturity Securities, at Fair Value	193,252	114,314	1,000	308,566
Gross Unrealized Gains	4,935	1,770	—	6,705
Gross Unrealized Losses	155	8	—	163
Held-To-Maturity Securities, Pledged as Collateral				282,640

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$2,143	$4,581	$—	$6,724
12 Months or Longer	16,033	—	—	16,033
Total	$18,176	$4,581	$—	$22,757
Number of Securities in a Continuous Loss Position	74	1	—	75

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$17	$8	$—	$25
12 Months or Longer	138	—	—	138
Total	$155	$8	$—	$163

September 30, 2014
Held-To-Maturity Securities, at Amortized Cost	$178,699	$116,823	$1,000	$296,522
Held-To-Maturity Securities, at Fair Value	184,116	117,451	1,000	302,567
Gross Unrealized Gains	5,535	672	—	6,207
Gross Unrealized Losses	118	44	—	162
Held-To-Maturity Securities, Pledged as Collateral				277,636

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$2,289	$9,221	$—	$11,510
12 Months or Longer	13,058	4,366	—	17,424
Total	$15,347	$13,587	$—	$28,934
Number of Securities in a Continuous Loss Position	58	5	—	63

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$15	$32	$—	$47
12 Months or Longer	103	12	—	115
Total	$118	$44	$—	$162

# 11

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with, or without, prepayment penalties.
In the available-for-sale category at September 30, 2015, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $161.3 million and a fair value of $162.5 million. Mortgage-backed securities - residential consisted of U.S. Government Agency securities with an amortized cost of $27.5 million and a fair value of $28.1 million and government sponsored entity (GSE) securities with an amortized cost of $130.8 million and a fair value of $133.5 million. In the held-to-maturity category at September 30, 2015, mortgage-backed securities-residential consisted of U.S Government Agency securities with an amortized cost of $27.8 million and a fair value of $28.4 million and GSE securities with an amortized cost of $70.2 million and a fair value of $71.5 million.
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
In the available-for-sale category at September 30, 2014, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $134.5 million and a fair value of $134.1 million. Mortgage-backed securities-residential consisted of US Government Agency securities with an amortized cost of $26.0 million and a fair value of $26.6 million and GSE securities with an amortized cost of $100.1 million and a fair value of $103.5 million. In the held-to-maturity category at September 30, 2014, mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $4.5 million and a fair value of $4.6 million and GSE securities with an amortized cost of $112.3 million and a fair value of $112.9 million.
Securities in a continuous loss position, in the tables above for September 30, 2015, December 31, 2014 and September 30, 2014, do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated at least Aaa by Moody's or AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis reflects satisfactory credit worthiness of the municipalities.  Corporate and other debt securities continue to be rated above investment grade according to Moody's and Standard and Poor's. Subsequent to September 30, 2015, and through the date of filing this report, there were no securities downgraded below investment grade.
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

# 12

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of September 30, 2015, December 31, 2014 and September 30, 2014 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.   Loans held-for-sale of $1,004, $398 and $1,149 as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively, are included in the residential real estate balances for current loans.

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2015
Loans Past Due 30-59 Days	$47	$—	$4,258	$427	$4,732
Loans Past Due 60-89 Days	68	—	1,234	658	1,960
Loans Past Due 90 or more Days	371	1,817	350	2,909	5,447
Total Loans Past Due	486	1,817	5,842	3,994	12,139
Current Loans	102,403	371,855	453,078	597,450	1,524,786
Total Loans	$102,889	$373,672	$458,920	$601,444	$1,536,925

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$1	$962	$963
Nonaccrual Loans	$466	$2,752	$439	$4,134	$7,791

December 31, 2014
Loans Past Due 30-59 Days	$124	$432	$4,167	$482	$5,205
Loans Past Due 60-89 Days	154	7	1,225	1,495	2,881
Loans Past Due 90 or more Days	345	1,832	206	2,999	5,382
Total Loans Past Due	623	2,271	5,598	4,976	13,468
Current Loans	98,888	337,841	431,443	531,628	1,399,800
Total Loans	$99,511	$340,112	$437,041	$536,604	$1,413,268

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$537	$537
Nonaccrual Loans	$473	$2,071	$415	$3,940	$6,899

September 30, 2014
Loans Past Due 30-59 Days	$109	$—	$2,962	$389	$3,460
Loans Past Due 60-89 Days	210	232	1,066	1,379	2,887
Loans Past Due 90 or more Days	485	1,832	266	3,064	5,647
Total Loans Past Due	804	2,064	4,294	4,832	11,994
Current Loans	96,042	338,544	422,672	512,188	1,369,446
Total Loans	$96,846	$340,608	$426,966	$517,020	$1,381,440

Loans 90 or More Days Past Due and Still Accruing Interest	$328	$—	$—	$243	$571
Nonaccrual Loans	$241	$2,073	$438	$4,296	$7,048

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

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
June 30, 2015	$1,815	$3,932	$5,416	$3,699	$712	$15,574
Charge-offs	(15)	—	(150)	(215)	—	(380)
Recoveries	5	—	38	—	—	43
Provision	16	100	225	311	(115)	537
September 30, 2015	$1,821	$4,032	$5,529	$3,795	$597	$15,774

June 30, 2014	$2,055	$4,215	$4,680	$3,133	$953	$15,036
Charge-offs	(26)	—	(193)	(46)	—	(265)
Recoveries	24	—	54	—	—	78
Provision	90	(64)	249	187	(18)	444
September 30, 2014	$2,143	$4,151	$4,790	$3,274	$935	$15,293

# 14

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2014	$2,100	$4,128	$5,210	$3,369	$763	$15,570
Charge-offs	(46)	—	(483)	(306)	—	(835)
Recoveries	23	—	134	—	—	157
Provision	(256)	(96)	668	732	(166)	882
September 30, 2015	$1,821	$4,032	$5,529	$3,795	$597	$15,774

December 31, 2013	$1,886	$3,962	$4,478	$3,026	$1,082	$14,434
Charge-offs	(192)	—	(486)	(91)	—	(769)
Recoveries	49	—	172	—	—	221
Provision	400	189	626	339	(147)	1,407
September 30, 2014	$2,143	$4,151	$4,790	$3,274	$935	$15,293

September 30, 2015
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$135	$—	$135
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,821	$4,032	$5,529	$3,660	$597	$15,639
Ending Loan Balance - Individually Evaluated for Impairment	$164	$2,371	$130	$1,511	$—	$4,176
Ending Loan Balance - Collectively Evaluated for Impairment	$102,725	$371,301	$458,790	$599,933	$—	$1,532,749

December 31, 2014
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$109	$—	$109
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$2,100	$4,128	$5,210	$3,260	$763	$15,461
Ending Loan Balance - Individually Evaluated for Impairment	$494	$1,492	$118	$2,237	$—	$4,341
Ending Loan Balance - Collectively Evaluated for Impairment	$99,017	$338,620	$436,923	$534,367	$—	$1,408,927

September 30, 2014
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$82	$—	$82
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$2,143	$4,151	$4,790	$3,192	$935	$15,211
Ending Loan Balance - Individually Evaluated for Impairment	$201	$1,493	$123	$2,200	$—	$4,017
Ending Loan Balance - Collectively Evaluated for Impairment	$96,645	$339,115	$426,843	$514,820	$—	$1,377,423

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

# 16

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at September 30, 2015, December 31, 2014 and September 30, 2014:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2015
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$92,896	$350,070			$442,966
Special Mention	1,157	5,170			6,327
Substandard	8,836	18,432			27,268
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$458,479	$596,348	1,054,827
Nonperforming			441	5,096	5,537

December 31, 2014
Credit Risk Profile by Creditworthiness Category:
Satisfactory	85,949	317,747			403,696
Special Mention	2,442	3,718			6,160
Substandard	11,120	18,647			29,767
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			436,626	532,127	968,753
Nonperforming			415	4,477	4,892

September 30, 2014
Credit Risk Profile by Creditworthiness Category:
Satisfactory	82,232	316,395			398,627
Special Mention	4,969	7,032			12,001
Substandard	9,645	17,181			26,826
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			426,528	512,481	939,009
Nonperforming			438	4,539	4,977

We use an internally developed system of five credit quality indicators to rate the credit worthiness of each commercial loan defined as follows: 1) Satisfactory - "Satisfactory" borrowers have acceptable financial condition with satisfactory record of earnings and sufficient historical and projected cash flow to service the debt.  Borrowers have satisfactory repayment histories and primary and secondary sources of repayment can be clearly identified; 2) Special Mention - Loans in this category have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  "Special mention" assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Loans which might be assigned this risk rating include loans to borrowers with deteriorating financial strength and/or earnings record and loans with potential for problems due to weakening economic or market conditions; 3) Substandard - Loans classified as “substandard” are inadequately protected by the current sound net worth or paying capacity of the borrower or the collateral pledged, if any.  Loans in this category have well defined weaknesses that jeopardize the repayment.  They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  “Substandard” loans may include loans which are likely to require liquidation of collateral to effect repayment, and other loans where character or ability to repay has become suspect. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard; 4) Doubtful - Loans classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values highly questionable and improbable.  Although possibility of loss is extremely high, classification of these loans as “loss” has been deferred due to specific pending factors or events which may strengthen the value (i.e. possibility of additional collateral, injection of capital, collateral liquidation, debt restructure, economic recovery, etc).  Loans classified as “doubtful” need to be placed on

# 17

non-accrual; and 5) Loss - Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  As of the date of the balance sheet, all loans in this category have been charged-off to the allowance for loan losses.  Large commercial loans are evaluated on an annual basis, unless the credit quality indicator falls to a level of "special mention" or below, when the loan is evaluated quarterly.  The credit quality indicator is one of the factors used to determine any loss, as further described in this footnote.
For the purposes of the table above, nonperforming consumer loans are those loans on nonaccrual status or are 90 days or more past due and still accruing interest.

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2015
Recorded Investment:
With No Related Allowance	$164	$2,371	$130	$926	$3,591
With a Related Allowance	—	—	—	585	585
Unpaid Principal Balance:
With No Related Allowance	164	2,371	130	926	3,591
With a Related Allowance	—	—	—	585	585

December 31, 2014
Recorded Investment:
With No Related Allowance	$494	$1,492	$118	$1,678	$3,782
With a Related Allowance	—	—	—	559	559
Unpaid Principal Balance:
With No Related Allowance	494	1,492	118	1,678	3,782
With a Related Allowance	—	—	—	559	559

September 30, 2014
Recorded Investment:
With No Related Allowance	$201	$1,493	$123	$1,667	$3,484
With a Related Allowance	—	—	—	533	533
Unpaid Principal Balance:
With No Related Allowance	201	1,493	123	1,667	$3,484
With a Related Allowance	—	—	—	533	533

For the Quarter Ended:
September 30, 2015
Average Recorded Balance:
With No Related Allowance	$313	$1,931	$112	$1,312	$3,668
With a Related Allowance	—	—	—	590	590
Interest Income Recognized:
With No Related Allowance	2	—	2	1	5
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

September 30, 2014
Average Recorded Balance:
With No Related Allowance	$205	$1,493	$124	$1,394	$3,216
With a Related Allowance	—	—	—	554	554
Interest Income Recognized:
With No Related Allowance	2	—	2	—	4
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

# 18

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Year-To-Date Period Ended:
September 30, 2015
Average Recorded Balance:
With No Related Allowance	$329	$1,932	$124	$1,302	$3,687
With a Related Allowance	—	—	—	572	572
Interest Income Recognized:
With No Related Allowance	6	—	4	2	12
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

September 30, 2014
Average Recorded Balance:
With No Related Allowance	$211	$1,639	$149	$1,988	$3,987
With a Related Allowance	—	—	—	267	267
Interest Income Recognized:
With No Related Allowance	7	—	6	1	14
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At September 30, 2015, December 31, 2014 and September 30, 2014, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated. All loans were modified under Arrow's own programs. The principal modification, for all the modifications in the table below, involved payment deferrals.

# 19

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
September 30, 2015
Number of Loans	—	1	3	—	4
Pre-Modification Outstanding Recorded Investment	$—	$883	$49	$—	$932
Post-Modification Outstanding Recorded Investment	$—	$883	$49	$—	$932

September 30, 2014
Number of Loans	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$12	$—	$12
Post-Modification Outstanding Recorded Investment	$—	$—	$12	$—	$12

For the Year-To-Date Period Ended:
September 30, 2015
Number of Loans	—	1	4	—	5
Pre-Modification Outstanding Recorded Investment	$—	$883	$51	$—	$934
Post-Modification Outstanding Recorded Investment	$—	$883	$51	$—	$934

September 30, 2014
Number of Loans	—	—	2	1	3
Pre-Modification Outstanding Recorded Investment	$—	$—	$14	$574	$588
Post-Modification Outstanding Recorded Investment	$—	$—	$14	$574	$588

In general, loans requiring modification are restructured to accommodate the projected cashflows of the borrower. No loans modified during the preceding twelve months subsequently defaulted as of September 30, 2015.

Note 4.    GUARANTEES (In Thousands)

The following table presents the balance for standby letters of credit for the periods ended September 30, 2015, December 31, 2014 and September 30, 2014:

Loan Commitments and Letters of Credit
	September 30, 2015	December 31, 2014	September 30, 2014
Notional Amount:
Commitments to Extend Credit	$293,728	$249,803	$255,587
Standby Letters of Credit	3,201	3,317	3,157
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	10	39	52

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at September 30, 2015, December 31, 2014 and September 30, 2014 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit typically range from 1% to 3% of the notional amount.  Fees are collected upfront and are amortized over the life of the commitment. The fair values of Arrow's standby letters of credit at September 30, 2015, December 31, 2014 and September 30, 2014, in the table above, were the same as the carrying amounts.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 21

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three and nine months ended September 30, 2015 and 2014:

Schedule of Comprehensive Income
	Three Months Ended September 30,			Nine Months Ended September 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2015
Net Unrealized Securities Holding Losses Arising During the Period	$892	$(349)	$543	$631	$(247)	$384
Reclassification Adjustment for Securities Gains Included in Net Income	—	—	—	(106)	41	(65)
Amortization of Net Retirement Plan Actuarial Loss	192	(75)	117	579	(227)	352
Accretion of Net Retirement Plan Prior Service Credit	(13)	4	(9)	(41)	16	(25)
Other Comprehensive Loss	$1,071	$(420)	$651	$1,063	$(417)	$646

2014
Net Unrealized Securities Holding Gains Arising During the Period	$(1,274)	$504	$(770)	$(25)	$10	$(15)
Reclassification Adjustment for Securities Losses Included in Net Income	(137)	55	(82)	(110)	44	(66)
Amortization of Net Retirement Plan Actuarial Loss	116	(46)	70	346	(137)	209
Accretion of Net Retirement Plan Prior Service Credit	(22)	9	(13)	(65)	26	(39)
Other Comprehensive Income	$(1,317)	$522	$(795)	$146	$(57)	$89

# 22

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Quarter-To-Date periods ended:

June 30, 2015	$2,315	$(9,020)	$(466)	$(7,171)
Other comprehensive income or loss before reclassifications	543	—	—	543
Amounts reclassified from accumulated other comprehensive income	—	117	(9)	108
Net current-period other comprehensive income	543	117	(9)	651
September 30, 2015	$2,858	$(8,903)	$(475)	$(6,520)

June 30, 2014	$3,145	$(6,558)	$(76)	$(3,489)
Other comprehensive income or loss before reclassifications	(770)	—	—	(770)
Amounts reclassified from accumulated other comprehensive income	(82)	70	(13)	(25)
Net current-period other comprehensive income	(852)	70	(13)	(795)
September 30, 2014	$2,293	$(6,488)	$(89)	$(4,284)

For the Year-To-Date periods ended:

December 31, 2014	$2,539	$(9,255)	$(450)	$(7,166)
Other comprehensive income or loss before reclassifications	384	—	—	384
Amounts reclassified from accumulated other comprehensive income	(65)	352	(25)	262
Net current-period other comprehensive income	319	352	(25)	646
September 30, 2015	$2,858	$(8,903)	$(475)	$(6,520)

December 31, 2013	$2,374	$(6,697)	$(50)	$(4,373)
Other comprehensive income or loss before reclassifications	(15)	—	—	(15)
Amounts reclassified from accumulated other comprehensive income	(66)	209	(39)	104
Net current-period other comprehensive income	(81)	209	(39)	89
September 30, 2014	$2,293	$(6,488)	$(89)	$(4,284)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 23

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

September 30, 2015
Unrealized gains and losses on available-for-sale securities	$—		Gain on Securities Transactions
	—		Total before Tax
	—		Provision for Income Taxes
	$—		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$13	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(192)	(2)	Salaries and Employee Benefits
	(179)		Total before Tax
	70		Provision for Income Taxes
	$(109)		Net of Tax

Total reclassifications for the period	$(109)		Net of Tax

September 30, 2014
Unrealized gains and losses on available-for-sale securities	$137		Gain on Securities Transactions
	137		Total before Tax
	(55)		Provision for Income Taxes
	$82		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$22	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(116)	(2)	Salaries and Employee Benefits
	(94)		Total before Tax
	37		Provision for Income Taxes
	$(57)		Net of Tax

Total reclassifications for the period	$25		Net of Tax

# 24

Reclassifications Out of Accumulated Other Comprehensive Income (1)

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

September 30, 2015
Unrealized gains and losses on available-for-sale securities	$106		Gain on Securities Transactions
	106		Total before Tax
	(42)		Provision for Income Taxes
	$64		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$41	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(579)	(2)	Salaries and Employee Benefits
	(538)		Total before Tax
	211		Provision for Income Taxes
	$(327)		Net of Tax

Total reclassifications for the period	$(263)		Net of Tax

September 30, 2014
Unrealized gains and losses on available-for-sale securities	$110		Gain on Securities Transactions
	110		Total before Tax
	(44)		Provision for Income Taxes
	$66		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	65	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(346)	(2)	Salaries and Employee Benefits
	(281)		Total before Tax
	111		Provision for Income Taxes
	$(170)		Net of Tax

Total reclassifications for the period	$(104)		Net of Tax

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
The following table presents a roll-forward of our stock option plans and grants issued during 2015:

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2015	409,478
Granted	55,590
Exercised	(25,047)
Forfeited	—
Outstanding at September 30, 2015	440,021
Exercisable at Period-End	305,099
Vested and Expected to Vest	134,922

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2015	$22.16
Granted	25.35
Exercised	21.15
Forfeited	—
Outstanding at September 30, 2015	22.57
Exercisable at Period-End	21.73
Vested and Expected to Vest	24.46

Grants Issued During 2015 - Weighted Average Information:
Fair Value	5.67
Fair Value Assumptions:
Dividend Yield	3.90%
Expected Volatility	33.55%
Risk Free Interest Rate	1.57%
Expected Lives (in years)	7.66

The following table presents information on the amounts expensed for the periods ended September 30, 2015 and 2014:

Share-Based Compensation Expense
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Share-Based Compensation Expense	$76	$90	$233	$270

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 26

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three- and nine-month period ended September 30:

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended September 30, 2015:
Service Cost	$353	$3	$43
Interest Cost	402	61	144
Expected Return on Plan Assets	(808)	—	—
Amortization of Prior Service (Credit) Cost	(21)	15	(8)
Amortization of Net Loss	139	30	24
Net Periodic Benefit Cost	$65	$109	$203

Plan Contributions During the Period	$3,000	$70	$106

For the Three Months Ended September 30, 2014:
Service Cost	$377	$—	$52
Interest Cost	298	55	49
Expected Return on Plan Assets	(722)	—	—
Amortization of Prior Service (Credit) Cost	(11)	18	(29)
Amortization of Net Loss	86	23	7
Net Periodic Benefit Cost	$28	$96	$79

Plan Contributions During the Period	$—	$119	$72

Net Periodic Benefit Cost
For the Nine Months Ended September 30, 2015:
Service Cost	$1,058	$8	$130
Interest Cost	1,203	182	361
Expected Return on Plan Assets	(2,423)	—	—
Amortization of Prior Service Cost (Credit)	(62)	44	(23)
Amortization of Net Loss	417	91	71
Net Periodic Benefit Cost	$193	$325	$539

Plan Contributions During the Period	$3,000	$344	$231

Estimated Future Contributions in the Current Fiscal Year	$—	$115	$77

For the Nine Months Ended September 30, 2014:
Service Cost	$1,130	$—	$158
Interest Cost	896	164	221
Expected Return on Plan Assets	(2,167)	—	—
Amortization of Prior Service (Credit) Cost	(33)	54	(86)
Amortization of Net Loss	258	68	20
Net Periodic Benefit Cost	$84	$286	$313

Plan Contributions During the Period	$—	$356	$300

We were not required to make a contribution to our qualified pension plan in 2015, and currently, we do not expect to make additional contributions in 2015. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

# 27

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended September 30, 2015 and 2014.  All share and per share amounts have been adjusted for the September 2015 2% stock dividend.

Earnings Per Share
	Quarterly Period Ended:		Year-to-Date Period Ended:
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Earnings Per Share - Basic:
Net Income	$5,933	$6,147	$18,093	$16,991
Weighted Average Shares - Basic	12,888	12,858	12,886	12,853
Earnings Per Share - Basic	$0.46	$0.48	$1.40	$1.32

Earnings Per Share - Diluted:
Net Income	$5,933	$6,147	$18,093	$16,991
Weighted Average Shares - Basic	12,888	12,858	12,886	12,853
Dilutive Average Shares Attributable to Stock Options	41	16	40	12
Weighted Average Shares - Diluted	12,929	12,874	12,926	12,865
Earnings Per Share - Diluted	$0.46	$0.48	$1.40	$1.32
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	—	—	—	—

# 28

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2015, December 31, 2014 and September 30, 2014 were securities available-for-sale. Arrow held no securities or liabilities for trading on such dates.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
September 30, 2015
Securities Available-for Sale:
U.S. Agency Obligations	$162,518	$—	$162,518	$—
State and Municipal Obligations	55,486	—	55,486	—
Mortgage-Backed Securities - Residential	161,637	—	161,637	—
Corporate and Other Debt Securities	16,672	—	16,672	—
Mutual Funds and Equity Securities	1,246	—	1,246	—
Total Securities Available-for-Sale	$397,559	$—	$397,559	$—
December 31, 2014
Securities Available-for Sale:
U.S. Agency Obligations	$137,603	$—	$137,603	$—
State and Municipal Obligations	81,730	—	81,730	—
Mortgage-Backed Securities - Residential	128,827	—	128,827	—
Corporate and Other Debt Securities	16,725	—	16,725	—
Mutual Funds and Equity Securities	1,254	—	1,254	—
Total Securities Available-for Sale	$366,139	$—	$366,139	$—
September 30, 2014
Securities Available-for Sale:
U.S. Agency Obligations	$134,051	$—	$134,051	$—
State and Municipal Obligations	92,150	—	92,150	—
Mortgage-Backed Securities - Residential	130,101	—	130,101	—
Corporate and Other Debt Securities	16,756	—	16,756	—
Mutual Funds and Equity Securities	1,277	—	1,277	—
Total Securities Available-for Sale	$374,335	$—	$374,335	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
September 30, 2015
Other Real Estate Owned and Repossessed Assets, Net	$902	$—	$—	$902	$(322)
Collateral Dependent Impaired Loans	585	—	—	$585	(135)
December 31, 2014
Other Real Estate Owned and Repossessed Assets, Net	$393	$—	$—	$393	$(15)
Collateral Dependent Impaired Loans	574	—	—	$574	(109)
September 30, 2014
Other Real Estate Owned and Repossessed Assets, Net	$392	$—	$—	$392	$(139)
Collateral Dependent Impaired Loans	533	—	—	$533	(82)

# 29

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans was based on third-party appraisals of the collateral. The fair value of other real estate owned was based on third-party appraisals. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at September 30, 2015, December 31, 2014 and September 30, 2014.

# 30

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2015
Cash and Cash Equivalents	$69,691	$69,691	$69,691	$—	$—
Securities Available-for-Sale	397,559	397,559	—	397,559	—
Securities Held-to-Maturity	317,480	324,009	—	324,009	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,143	5,143	5,143	—	—
Net Loans	1,521,151	1,530,930	—	—	1,530,930
Accrued Interest Receivable	6,949	6,949	6,949	—	—
Deposits	2,082,051	2,076,658	1,887,237	189,421	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	24,414	24,414	24,414	—	—
Federal Home Loan Bank Term Advances	55,000	56,630	—	56,630	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	306	306	306	—	—

December 31, 2014
Cash and Cash Equivalents	$46,295	$46,295	$46,295	$—	$—
Securities Available-for-Sale	366,139	366,139	—	366,139	—
Securities Held-to-Maturity	302,024	308,566	—	308,566	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,851	4,851	4,851	—	—
Net Loans	1,397,698	1,405,454	—	—	1,405,454
Accrued Interest Receivable	5,834	5,834	5,834	—	—
Deposits	1,902,948	1,899,682	1,697,105	202,577	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	19,421	19,421	19,421	—	—
Federal Home Loan Bank Term Advances	51,000	51,258	41,000	10,258	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	274	274	274	—	—

September 30, 2014
Cash and Cash Equivalents	$64,664	$64,664	$64,664	$—	$—
Securities Available-for-Sale	374,335	374,335	—	374,335	—
Securities Held-to-Maturity	296,522	302,567	—	302,567	—
Federal Home Loan Bank and Federal Reserve Bank Stock	3,001	3,001	3,001	—	—
Net Loans	1,366,147	1,371,368	—	—	1,371,368
Accrued Interest Receivable	6,629	6,629	6,629	—	—
Deposits	1,935,356	1,929,377	1,709,155	220,222	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	19,654	19,654	19,654	—	—
Federal Home Loan Bank Term Advances	10,000	10,340	10,340	—	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	357	357	357	—	—

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

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of September 30, 2015 and 2014, and related consolidated statements of income, comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and related consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management.

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
November 6, 2015

# 33

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2015
Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise.

The Company and Its Subsidiaries - Arrow is a two-bank holding company headquartered in Glens Falls, New York. Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York. Our non-bank subsidiaries include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies); two property and casualty insurance agencies: Upstate Agency LLC and McPhillips Agency (which is a division of Glens Falls National Insurance Agencies LLC); North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds); Glens Falls National Community Development Corporation (which invests in qualifying community development projects); and Arrow Properties, Inc. (a real estate investment trust, or REIT). All of these are wholly- owned or majority owned subsidiaries of Glens Falls National.

Our Peer Group - At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, this peer group is comprised of the group of 332 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for June 30, 2015 (the most recent such Report currently available), and peer group data contained herein has been derived from such Report.
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

Examples of Forward-Looking Statements:
Topic	Page	Location
Future compliance with regulatory capital standards	40	1st paragraph under "Regulatory Capital and Increase in Stockholders' Equity"
VISA	40	"VISA Class B Common Stock"
Impact of market rate structure on net interest margin, loan yields and deposit rates	45	1st and last paragraphs under "Quarterly Taxable Equivalent Yield on Loans"
	58	Last paragraph under "Quantitative and Qualitative Disclosures about Market Risk
Future level of residential real estate loans	44	2nd paragraph under "Residential Real Estate Loans"
Future level of indirect consumer loans	45	Last paragraph under "Automobile Loans"
Future level of commercial loans	44	3rd paragraph under "Commercial, Commercial Real Estate and Construction and Land Development Loans"
Impact of changes in mortgage rates	46	Paragraph under "Investment Sales, Purchases and Maturities"
Provision for loan losses	48	1st paragraph in section
Future level of nonperforming assets	49	Last 3 paragraphs under "Risk Elements"
Liquidity	52	2nd full paragraph under "LIQUIDITY"
Fees for other services to customers	53,55	3rd paragraph under "Noninterest Income"
Forward-looking statements contained herein are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all such forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to:

a.	rapid and dramatic changes in economic and market conditions, such as the U.S. economy and financial markets experienced in the early stages of the 2008-2009 "financial crisis;"
b.sharp fluctuations in interest rates, economic activity, and consumer spending patterns;
c.network attacks or unauthorized access to computer systems and network infrastructure, interruptions of service and other security risks, whether company-specific, industry-specific or regional or nationwide;
d.sudden changes in the market for products we provide, such as real estate loans;

# 34

e.	significant new banking laws and regulations, including rules still to be issued under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act or Dodd-Frank);

f.	unexpected or enhanced competition from new or unforeseen sources, whether company-specific or industry-specific ; and

g.
similar uncertainties inherent in banking operations such as ours, the financial world, or governmental finance generally, including periodic heightened concerns about U.S. or state governmental budgets, deficits, spending and taxes.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report, which speak only as of the date hereof. We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events. This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.
USE OF NON-GAAP FINANCIAL MEASURES
Regulation G, a rule adopted by the Securities and Exchange Commission (SEC), applies to certain SEC filings, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure (if a comparable GAAP measure exists) and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required. One such exempt non-GAAP measure is regulatory capital. Financial institutions like the Company and its subsidiary banks must calculate and report their condition under an array of bank regulatory capital measures that are financial in nature but are not based on GAAP and are not easily reconcilable to the closest comparable GAAP financial measures, even in those cases where a comparable measure exists. The Company follows industry practice in disclosing its financial condition under these various regulatory capital measures, including period-end regulatory capital ratios for itself and its subsidiary banks, in its periodic reports filed with the SEC, including this Report, and does so without compliance with Regulation G, on the widely-shared understanding that the SEC regards regulatory capital measures to be exempt from Regulation G.
In addition, the Company uses in preparing its financial statements several additional non-GAAP financial measures that are commonly utilized by financial institutions but have not been specifically exempted by the SEC from Regulation G and may not be exempt. Some of the more significant non-GAAP measures generally included by the Company in its public filings with the SEC are identified and described below, with a brief explanation for the Company's usage of such measures if and when they are in fact included in filed reports. Some of these non-GAAP measures are included in this Report, including in the tables on pages 36 and 38 and the notes on page 37. Where any such non-GAAP measure is used in this Report, and a comparable GAAP measure exists, a reconciliation of the non-GAAP measure to the GAAP measure is set forth in proximity to, or cross-referenced from, the non-GAAP measure.
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
Tangible Book Value per Share:  Tangible equity, a non-GAAP measure, is total stockholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total stockholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets includes many items, but in our case, essentially represents goodwill.
Adjustments for Certain Items of Income or Expense:  In addition to our disclosures of net income, earnings per share (i.e. EPS), return on average assets (i.e. ROA), return on average equity (i.e. ROE) and other financial measures that are prepared in accordance with GAAP, we may also provide comparative disclosures that adjust these GAAP financial measures by removing the impact of certain non recurring transactions or other material items of income or expense.  We believe that the resulting non-GAAP financial measures may improve an understanding of our results of operations by separating out items that have a disproportional positive or negative impact on the particular period in question. Additionally, we believe that the adjustment for certain items allows a better comparison from period-to-period in our results of operations with respect to our fundamental lines of business including the commercial banking business. We believe that such non-GAAP financial measures disclosed by us from time-to-time are useful in evaluating our performance and that such

# 35

information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP.

Selected Quarterly Information - Unaudited (dollars in thousands except per share amounts)

Quarter Ended	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014
Net Income	$5,933	$6,305	$5,855	$6,369	$6,147
Transactions Recorded in Net Income (Net of Tax):
Net Gain (Loss) on Securities Transactions	—	10	55	—	83

Share and Per Share Data: [1]
Period End Shares Outstanding	12,905	12,875	12,880	12,874	12,857
Basic Average Shares Outstanding	12,888	12,886	12,886	12,867	12,858
Diluted Average Shares Outstanding	12,929	12,922	12,924	12,908	12,874
Basic Earnings Per Share	$0.46	$0.49	$0.45	$0.49	$0.48
Diluted Earnings Per Share	0.46	0.49	0.45	0.49	0.48
Cash Dividend Per Share	0.245	0.245	0.245	0.245	0.240

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	17,788	37,303	30,562	58,048	15,041
Investment Securities	711,830	701,329	673,753	664,334	653,702
Loans	1,502,620	1,456,534	1,422,005	1,401,601	1,361,347
Deposits	1,970,738	1,983,647	1,949,776	1,962,698	1,861,115
Other Borrowed Funds	148,887	99,994	69,034	56,185	67,291
Shareholders’ Equity	209,334	206,831	202,552	202,603	199,518
Total Assets	2,356,121	2,316,427	2,248,054	2,247,576	2,154,307
Return on Average Assets, annualized	1.00%	1.09%	1.06%	1.12%	1.13%
Return on Average Equity, annualized	11.24%	12.23%	11.72%	12.47%	12.22%
Return on Tangible Equity, annualized [2]	12.79%	13.94%	13.42%	14.28%	14.04%
Average Earning Assets	$2,232,238	$2,195,166	$2,126,320	$2,123,983	$2,030,090
Average Paying Liabilities	1,772,156	1,770,023	1,713,253	1,716,699	1,626,327
Interest Income, Tax-Equivalent[3]	18,924	18,501	18,073	18,213	17,834
Interest Expense	1,253	1,243	1,086	1,219	1,399
Net Interest Income, Tax-Equivalent[3]	17,671	17,258	16,987	16,994	16,435
Tax-Equivalent Adjustment[3]	1,093	1,094	1,083	1,073	1,074
Net Interest Margin, annualized [3]	3.14%	3.15%	3.24%	3.17%	3.21%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$14,850	$14,383	$13,955	$13,299	$13,526
Less: Intangible Asset Amortization	(79)	(80)	(91)	(94)	(94)
Net Noninterest Expense	$14,771	$14,303	$13,864	$13,205	$13,432
Net Interest Income, Tax-Equivalent	$17,671	$17,258	$16,987	$16,994	$16,435
Noninterest Income	7,137	7,444	6,856	7,060	7,351
Less: Net Securities (Gain) Loss	—	(16)	(90)	—	(137)
Net Gross Income	$24,808	$24,686	$23,753	$24,054	$23,649
Efficiency Ratio	59.54%	57.94%	58.37%	54.90%	56.80%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$211,142	$206,947	$204,965	$200,926	$200,089
Book Value per Share	16.36	16.07	15.91	15.61	15.56
Goodwill and Other Intangible Assets, net	25,266	25,372	25,492	25,628	25,747
Tangible Book Value per Share [2]	14.40	14.10	13.93	13.62	13.56

Bank Regulatory Capital Ratios:[5]
Tier 1 Leverage Ratio	9.40%	9.41%	9.57%	9.44%	9.68%
Common Equity Tier 1 Capital Ratio	12.66%	12.92%	13.27%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	13.93%	14.24%	14.65%	14.47%	14.41%
Total Risk-Based Capital Ratio	14.94%	15.28%	15.73%	15.54%	15.48%

Assets Under Trust Administration and Investment Management	$1,195,629	$1,246,849	$1,254,823	$1,227,179	$1,199,930
______________________________
See Footnotes on page 37

# 36

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 28, 2015, 2% stock dividend.

2.
Tangible Book Value and Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance.

		9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014
	Total Stockholders' Equity (GAAP)	$211,142	$206,947	$204,965	$200,926	$200,089
	Less: Goodwill and Other Intangible assets, net	25,266	25,372	25,492	25,628	25,747
	Tangible Equity (Non-GAAP)	$185,876	$181,575	$179,473	$175,298	$174,342

	Period End Shares Outstanding	12,905	12,875	12,880	12,874	12,857
	Tangible Book Value per Share (Non-GAAP)	$14.40	$14.10	$13.93	$13.62	$13.56

3.
Tax-equivalent Net Interest Income is a non-GAAP measure equal to Net Interest Income plus an adjustment amount equal to the “tax benefit” in the asset portfolio, i.e., the additional net interest income that would have been reported had all interest on interest-bearing assets received during the period been fully taxable instead of a portion thereof having been exempt from taxation. Net Interest Margin, which is the ratio of our annualized tax-equivalent net interest income to average earning assets, is also a non-GAAP financial measure. We believe both measures provide investors with information that is useful in understanding our financial performance.

		9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014
	Net Interest Income (GAAP)	$16,578	$16,164	$15,904	$15,921	$15,361
	Add: Tax-Equivalent adjustment (Non-GAAP)	1,093	1,094	1,083	1,073	1,074
	Net Interest Income - Tax Equivalent (Non-GAAP)	$17,671	$17,258	$16,987	$16,994	$16,435
	Average Earning Assets	2,232,238	2,195,166	2,126,320	2,123,983	2,030,090
	Net Interest Margin (Non-GAAP)*	3.14%	3.15%	3.24%	3.17%	3.21%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. We believe the efficiency ratio provides investors with information that is useful in understanding our financial performance. We define our efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). There is no comparable GAAP financial measure to which the efficiency ratio can be reconciled.

5.
Common Equity Tier 1 Capital Ratio (CET1) is a new regulatory capital measure applicable to financial institutions, effective January 1, 2015. All of the regulatory capital ratios for the just completed quarter listed in the table on the prior page, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts and regulatory capital ratio for the just completed quarter listed in the table below, are based on the new bank regulatory capital rules. The September 30, 2015 CET1 ratio listed in the tables (i.e., 12.66%) exceeds the sum of the required minimum CET1 ratio on such date plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014
	Total Risk Weighted Assets	$1,574,704	$1,515,416	$1,452,975	N/A	N/A
	Common Equity Tier 1 Capital	$199,377	$195,800	$192,865	N/A	N/A
	Common Equity Tier 1 Ratio	12.66%	12.92%	13.27%	N/A	N/A

# 37

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 35) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Quarter Ended September 30:	2015			2014
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$17,788	$13	0.29%	$15,041	$12	0.32%
Investment Securities:
Fully Taxable	438,651	1,984	1.79	383,827	1,924	1.99
Exempt from Federal Taxes	273,179	2,460	3.57	269,875	2,347	3.45
Loans	1,502,620	14,467	3.82	1,361,347	13,551	3.95
Total Earning Assets	2,232,238	18,924	3.36	2,030,090	17,834	3.49
Allowance for Loan Losses	(15,513)			(14,961)
Cash and Due From Banks	31,827			31,485
Other Assets	107,569			107,693
Total Assets	$2,356,121			$2,154,307
Deposits:
NOW Accounts	$871,839	292	0.13	$801,998	386	0.19
Savings Deposits	556,144	189	0.13	530,057	218	0.16
Time Deposits of $100,000 or More	59,639	89	0.59	69,351	195	1.12
Other Time Deposits	135,647	179	0.52	157,630	335	0.84
Total Interest-Bearing Deposits	1,623,269	749	0.18	1,559,036	1,134	0.29
Short-Term Borrowings	73,887	55	0.30	37,291	23	0.24
FHLBNY Term Advances and Other Long-Term Debt	75,000	449	2.38	30,000	242	3.20
Total Interest-Bearing Liabilities	1,772,156	1,253	0.28	1,626,327	1,399	0.34
Demand Deposits	347,469			302,079
Other Liabilities	27,162			26,383
Total Liabilities	2,146,787			1,954,789
Stockholders’ Equity	209,334			199,518
Total Liabilities and Stockholders’ Equity	$2,356,121			$2,154,307
Net Interest Income (Tax-equivalent Basis)		17,671			16,435
Reversal of Tax Equivalent Adjustment		(1,093)	0.19%		(1,074)	0.21%
Net Interest Income		$16,578			$15,361
Net Interest Spread (Non-GAAP)			3.08%			3.15%
Net Interest Margin (Non-GAAP)			3.14%			3.21%

# 38

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 35) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Nine-Month Period Ended September 30:	2015			2014
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$28,504	$60	0.28%	$18,229	$41	0.30%
Investment Securities:
Fully Taxable	426,148	5,949	1.87	411,730	5,981	1.94
Exempt from Federal Taxes	269,629	7,240	3.59	294,831	7,401	3.36
Loans	1,460,681	42,249	3.87	1,325,159	39,687	4.00
Total Earning Assets	2,184,962	55,498	3.40	2,049,949	53,110	3.46
Allowance for Loan Losses	(15,548)			(14,650)
Cash and Due From Banks	31,234			30,167
Other Assets	106,615			105,773
Total Assets	$2,307,263			$2,171,239
Deposits:
NOW Accounts	$902,745	960	0.14	$841,529	1,345	0.21
Savings Deposits	544,959	538	0.13	520,243	663	0.17
Time Deposits of $100,000 or More	59,857	267	0.60	72,251	626	1.16
Other Time Deposits	138,203	566	0.55	161,788	1,085	0.90
Total Interest-Bearing Deposits	1,645,764	2,331	0.19	1,595,811	3,719	0.31
Short-Term Borrowings	43,169	80	0.25	30,170	54	0.24
FHLBNY Term Advances and Other Long-Term Debt	63,095	1,171	2.48	35,348	775	2.93
Total Interest-Bearing Liabilities	1,752,028	3,582	0.27	1,661,329	4,548	0.37
Demand Deposits	322,368			287,126
Other Liabilities	26,604			26,056
Total Liabilities	2,101,000			1,974,511
Stockholders’ Equity	206,263			196,728
Total Liabilities and Stockholders’ Equity	$2,307,263			$2,171,239
Net Interest Income (Tax-equivalent Basis)		51,916			48,562
Reversal of Tax Equivalent Adjustment		(3,270)	0.20%		(3,389)	0.22%
Net Interest Income		$48,646			$45,173
Net Interest Spread (Non-GAAP)			3.13%			3.09%
Net Interest Margin (Non-GAAP)			3.18%			3.17%

OVERVIEW
We reported net income for the third quarter of 2015 of $5.9 million, representing diluted earnings per share (EPS) of $0.46. This EPS result was a decrease of two cents, or 4.2%, from the EPS of $0.48 reported for the third quarter of 2014. Return on average equity (ROE) for the 2015 quarter continued to be strong at 11.24%, although down from an ROE of 12.22% for the quarter ended September 30, 2014. Return on average assets (ROA) for the 2015 third quarter was 1.00%, also down from an ROA of 1.13% for the quarter ended September 30, 2014. One of the reasons for the decline in net income between the respective periods was a continuing reduction in our net interest margin, which was 3.14% for the 2015 quarter , a decrease of 7 basis points from the year earlier quarter's result of 3.21%. Tax-equivalent net interest income increased between the two quarters, by approximately 7.5%, but would have increased by a greater amount, more in line with the percentage increases in total assets and total loans, had the net interest margin not decreased. In addition, we have expanded our franchise south into Rensselaer County. Salaries and employee benefits expenses increase 11.8% in the third quarter of 2015 over the 2014 quarter, reflecting the combined increase of 19 full-time equivalent employees. Total assets were $2.420 billion at September 30, 2015, which represented an increase of $202.1 million, or 9.1%, from the level at December 31, 2014, and an increase of $210.8 million, or 9.5%, from the September 30, 2014 level.
The changes in net income, net interest income and net interest margin between the three- and nine-month periods are more fully described under the heading "RESULTS OF OPERATIONS," beginning on page 53.
Stockholders’ equity was $211.1 million at September 30, 2015, an increase of $11.1 million, or 5.5%, from the year earlier level. Stockholders' equity was also up $10.2 million, or 5.1%, from the December 31, 2014 level of $200.9 million. The components of the change in stockholders’ equity since year-end 2014 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.

# 39

Regulatory Capital and Increase in Stockholders' Equity: The new regulatory capital requirements, as approved by the federal bank regulatory authorities in July 2013 (the "New Capital Rules"), went into effect for the Company on January 1, 2015. At September 30, 2015, we exceeded by a substantial amount all regulatory minimum capital requirements under the New Capital Rules (including the new Common Equity Tier 1 Capital ratio) at both the holding company and bank levels. At that date, both of our banks, as well as our holding company, continued to qualify as "well-capitalized" under the recently modified federal bank regulatory guidelines that became effective contemporaneously with the New Capital Rules. Because of our continued profitability and strong asset quality, our regulatory capital levels in recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, and are well in excess of the currently required minimum levels under the New Capital Rules.
At September 30, 2015, our tangible book value per share (calculated based on stockholders' equity reduced by goodwill and other intangible assets) amounted to $14.40, an increase of $0.51, or 3.7%, from the December 31, 2014 level and an increase of $0.84, or 6.2%, from the level as of September 30, 2014. See the disclosure on pages 35 through 37 related to our use of non-GAAP financial measures generally, and to our use and calculation of one such measure, tangible book value, specifically. Our total stockholders' equity at September 30, 2015 was 5.5% higher than the year-earlier level, and our total book value per share was up by 5.1% over the year earlier level. In the past nine months, total shareholders' equity increased 5.1% and our total book value per share increased by 2.8%. The increase in stockholders' equity over the first nine months of 2015 principally reflected the following factors: (i) $18.1 million net income for the period and (ii) issuance of $1.0 million of common stock through our employee benefit and dividend reinvestment plans; offset in part by (iii) cash dividends of $9.5 million; and (iv) repurchases of our own common stock of $1.2 million. As of September 30, 2015, our closing stock price was $26.70, representing a trading multiple of 1.85 to our tangible book value. As adjusted for a 2% stock dividend distributed September 28, 2015, the Company paid a quarterly cash dividend of $.240 per share for each of the first three quarters of 2014, and a cash dividend of $.245 per share for the last quarter of 2014 and the first three quarters of 2015.

Loan Quality: Our net charge-offs for the third quarter of 2015 were $337 thousand as compared to $187 thousand for the comparable 2014 quarter. Our ratio of net charge-offs to average loans (annualized) was 0.09% for the third quarter of 2015 compared to 0.05% for the third quarter of 2014. Our year-to-date annualized ratio at quarter-end was 0.06% while our peer group's weighted average ratio of net charge-offs to average loans was 0.08% through June 30, 2015. At September 30, 2015, our allowance for loan losses was $15.8 million representing 1.03% of total loans, down five basis points from the December 31, 2014 ratio, reflecting the continuing strong credit quality in the loan portfolio.
Nonperforming loans were $9.1 million at September 30, 2015, representing 0.59% of period-end loans, unchanged from our year-earlier ratio. By way of comparison, the weighted average ratio for our peer group was 0.92% at June 30, 2015, considerably lower (stronger) than the peer group's ratios of earlier years but still considerably higher (weaker) than ours on such date. Our ratio has remained quite low and stable from 2008 through the date of this Report.
Loan Growth: During the first nine months of 2015, we experienced increases in outstanding balances in each of the three largest segments of our loan portfolio, without any significant deterioration in our credit quality:
Residential Real Estate Loans: These loans, including home equity loans, made up approximately 39% of our portfolio at period-end. The residential real estate market in our service area has been stable in recent periods. During the worst of the financial crisis, we did not experience a notable increase in our foreclosure or loss rates on our residential real estate loans, nor have we in ensuing periods, primarily due to the fact that we never have originated or participated in underwriting high-risk mortgage loans. We originated all of the residential real estate loans currently held in our portfolio and apply conservative underwriting standards to our originations.
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
Automobile (Primarily Through Indirect Lending) and Other Consumer Loans: These loans (primarily automobile) comprised approximately 30% of our loan portfolio. In the first nine months of 2015, we did not experience any significant increase in our delinquency rate or in the percentage of nonperforming loans in this segment.

Liquidity and Access to Credit Markets: We have not experienced any liquidity problems or special concerns during 2015 to date, nor did we during 2014 or 2013. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed. In general, we rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source. Our main liability-based sources are overnight borrowing arrangements with our correspondent banks, term credit arrangement advances from the FHLBNY and the Federal Reserve Bank discount window. During the extended financial crisis, many financial institutions, small and large, relied extensively on the Fed's discount window to support their liquidity positions, but we had no such need. We regularly perform a liquidity stress test and periodically test our contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis. See our additional discussion regarding liquidity, on page 52.

Visa Class B Common Stock: Our banks, as former member banks of Visa, continue to bear some indirect contingent liability to various third parties who may have certain claims against Visa, including class action claims, to the extent that Visa's direct liabilities resulting from such claims ultimately may exceed the amounts held in a litigation escrow account set up by Visa to defray such liabilities, using funds which would otherwise be owed by it to its member banks in redemption of their Class B Visa shares. In July 2012, Visa and MasterCard entered into a Memorandum of Understanding ("MOU") with a class of plaintiffs to settle certain covered antitrust claims against the two card companies involving merchant discounts. In December 2013, a federal judge gave final approval to the class settlement agreement in this litigation. The total cash settlement payment was set at approximately $6.05 billion, of which Visa’s share represented

# 40

approximately $4.4 billion. Visa has paid its portion of this settlement from the litigation escrow account.  However, approximately one hundred merchants have filed a challenge to the settlement based on claims of attorney misconduct  causing some uncertainty with respect to the finalization of the settlement.  In the second quarter 2012, in light of the state of covered litigation at Visa at the time, which was then winding down (as it continues to do), as well as the substantial remaining dollar amount in the litigation escrow fund, we determined to reverse the entire amount of our 2008 VISA litigation-related accrual, which was then $294 thousand pre-tax. This reversal reduced our other operating expenses for the year ending December 31, 2012. We believed then, and continue to believe, that the balance that Visa currently maintains in its litigation escrow account is sufficient to satisfy Visa's remaining direct liability to such claims, if any, without further resort to the contingent liability of the former Visa member banks. At September 30, 2015, the Company held 27,771 shares of Visa Class B common stock and we continue not to recognize any economic value for these shares.

Sale of Loomis & LaPann, Inc.: Effective October 30, 2015, the Company sold 100% of the stock of one of its wholly-owned subsidiary insurance agencies, Loomis & LaPann, Inc. (“Loomis”), to a local insurance agency headquartered in Glens Falls, NY. Historically, Loomis sold property and casualty insurance as well as sports insurance, but prior to the sale of the Loomis stock, the Company transferred the property and casualty business to another of the Company’s wholly-owned subsidiary insurance agencies, such that the Loomis sports insurance business was the primary business line transferred to the buyer at closing.  The right to use the Loomis name was also transferred to the buyer.  The Loomis sports insurance business is very specialized and the vast majority of the revenue is generated from customers located outside of New York State. Three Loomis employees who were principally involved in the sports insurance business remained with Loomis as part of the sale.  The Company estimates a net gain of approximately $206 thousand, net of tax, resulting from the sale, which will be recognized in our fourth-quarter operating results.

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	September 30, 2015	December 31, 2014	September 30, 2014	From December	From September	From December	From September
Interest-Bearing Bank Balances	$25,821	$11,214	$17,893	$14,607	$7,928	130.3%	44.3%
Securities Available-for-Sale	397,559	366,139	374,335	31,420	23,224	8.6%	6.2%
Securities Held-to-Maturity	317,480	302,024	296,522	15,456	20,958	5.1%	7.1%
Loans (1)	1,536,925	1,413,268	1,381,440	123,657	155,485	8.7%	11.3%
Allowance for Loan Losses	15,774	15,570	15,293	204	481	1.3%	3.1%
Earning Assets (1)	2,282,928	2,097,496	2,073,191	185,432	209,737	8.8%	10.1%
Total Assets	2,419,551	2,217,420	2,208,745	202,131	210,806	9.1%	9.5%
Demand Deposits	347,963	300,786	296,384	47,177	51,579	15.7%	17.4%
NOW Accounts	971,252	871,671	887,865	99,581	83,387	11.4%	9.4%
Savings Deposits	568,022	524,648	524,906	43,374	43,116	8.3%	8.2%
Time Deposits of $100,000 or More	60,978	61,797	69,797	(819)	(8,819)	(1.3)%	(12.6)%
Other Time Deposits	133,836	144,046	156,404	(10,210)	(22,568)	(7.1)%	(14.4)%
Total Deposits	$2,082,051	$1,902,948	$1,935,356	$179,103	$146,695	9.4%	7.6%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$24,414	$19,421	$19,654	$4,993	$4,760	25.7%	24.2%
FHLB Advances - Overnight	—	41,000	—	(41,000)	—	(100.0)%	—%
FHLB Advances - Term	55,000	10,000	10,000	45,000	45,000	450.0%	450.0%
Stockholders' Equity	211,142	200,926	200,089	10,216	11,053	5.1%	5.5%
(1) Includes Nonaccrual Loans
Municipal Deposits: Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors. Over the past twelve months, municipal deposits on average have ranged from 29% to over 34% of our total deposits. As of September 30, 2015, municipal deposits represented 33.9% of total deposits. Municipal deposits normally are invested in NOW accounts and time deposits of short duration. Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.
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

# 41

otherwise becomes more intense, we may experience either or both of these adverse developments, i.e., a sustained decrease in municipal deposit levels and/or an overall increase in the average rate we pay on such deposits.
Changes in Sources of Funds: Our total deposits increased $179.1 million, or 9.4%, from December 31, 2014 to September 30, 2015, mainly due to a 15.4% increase in our municipal deposits and a 6.7% increase in our consumer and business deposit balances. We continue to experience a general shift in balances from time deposits to savings and NOW accounts, a long-running trend matching the continuing decline in recent years in prevailing deposit rates and interest rates generally. At September 30, 2015 and 2014, we sold overnight funds to the FRB of New York, while at December 31, 2014 we borrowed $41.0 million from the FHLB of New York. At September 30, 2015, our term advances from the FHLB were $55.0 million, as we added $45 million in medium term advances during the first nine months of 2015 in order to extend the average maturity of our interest-bearing liabilities.
Changes in Earning Assets: Our loan portfolio at September 30, 2015, was up by $123.7 million, or 8.7%, from the December 31, 2014 level and up by $155.5 million or 11.3%, from the September 30, 2014 level. We experienced the following trends in our three largest segments:

1.
Commercial and commercial real estate loans. Our September 30, 2015 balance for this segment increased $37.9 million, or 8.4% from the December 31, 2014 total, representing the impact of continued strong loan demand offset in part by a few of large payoffs during the nine-month period.

2.
Residential real estate loans. The period-end balance increased by $64.8 million, or 12.1%, from December 31, 2014. We continued to sell some of our residential mortgage originations during the nine-month period to Freddie Mac, although a smaller percentage than we sold in the same period the prior year. Demand for new mortgage loans was strong throughout the period.

3.
Consumer loans (primarily automobile loans through indirect lending). The balance of these loans at September 30, 2015, increased by $21.9 million, or 5.0%, from the December 31, 2014 balance, reflecting a continuation of strong automobile sales region-wide and an expansion of our dealer network for indirect lending, as dealer sales in the region rebounded from a slow start to the year due to the effects of a cold and snowy winter in the northeast.

Most of our incoming cash flows for the first nine months of 2015 came from a combination of an increase in deposit balances and from the $45 million in new FHLB term advances, mentioned earlier. We used these cash-flows to fund our loan growth and purchase investment securities.

Deposit Trends
The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The principal change in deposit balances over the period was the steady drop-off in time deposits, including time deposits of $100,000 or more, versus the overall increase in lower or no-cost deposits, particularly demand deposits and savings deposits.
Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014
Demand Deposits	$347,469	$313,618	$305,557	$302,184	$302,079
NOW Accounts	871,839	922,532	914,329	920,592	801,998
Savings Deposits	556,144	550,150	528,276	525,609	530,057
Time Deposits of $100,000 or More	59,639	59,569	60,370	65,202	69,351
Other Time Deposits	135,647	137,778	141,244	149,111	157,630
Total Deposits	$1,970,738	$1,983,647	$1,949,776	$1,962,698	$1,861,115

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	9/30/2015	06/30/2015	03/31/2015	12/31/2014	09/30/2014
Demand Deposits	17.6%	15.8%	15.7%	15.4%	16.2%
NOW Accounts	44.3	46.5	46.9	46.9	43.1
Savings Deposits	28.2	27.7	27.1	26.8	28.5
Time Deposits of $100,000 or More	3.0	3.0	3.1	3.3	3.7
Other Time Deposits	6.9	7.0	7.2	7.6	8.5
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%
For a variety of reasons, we typically experience little growth in average deposit balances in the first quarter of each calendar year (even though municipal balances tend to grow sharply at the very end of the first quarter), little net growth or a small contraction in the second quarter of the year (when municipal deposits normally drop off), and a return to growth in the third and fourth quarters (when municipal deposits tend to increase, sometimes substantially, to and through year-end). This pattern has held true in recent periods. Growth in average deposit balances from the first quarter of 2015 to the second quarter of 2015 came from both municipal and non-municipal deposits.

# 42

Quarterly Cost of Deposits

	Quarter Ended
	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.13	0.15	0.15	0.16	0.19
Savings Deposits	0.13	0.13	0.13	0.13	0.16
Time Deposits of $100,000 or More	0.59	0.59	0.60	0.88	1.12
Other Time Deposits	0.52	0.54	0.58	0.72	0.84
Total Deposits	0.15	0.16	0.16	0.20	0.24

In keeping with industry trend lines, average rates paid by us on deposits continued their multi-year decrease over the five quarters ending September 30, 2015, for deposits generally and all deposit categories individually. Over the same period, our average yield on loans also continued to decrease, for loans generally and across almost all loan categories (see "Quarterly Taxable Equivalent Yield on Loans," page 45). We make no representations that this downward trend in average deposit rates (and average yields on loans) will persist; at some point, prevailing rates, as well as average deposit (and loan) rates across our portfolio, are likely to level off and perhaps move upward. It is widely anticipated that the Federal Reserve will begin to increase short-term rates at some point in the not-too-distant future, although it is also expected that any such tightening, when it occurs, will be effected slowly and in small increments. We are unable to predict when or at what pace prevailing rates will begin to rise meaningfully on a sustained basis, particularly at the long end of the yield curve.

Non-Deposit Sources of Funds

We have several sources of funding other than deposits. Historically, we have borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances." These structured advances typically have original maturities of 3 to 10 years with some advances being callable by the FHLB at certain dates. If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest.
Occasionally in the past (most recently in 2004), we relied on the issuance of trust preferred securities (or TRUPs) to supplement our funding needs. As a result of the Dodd-Frank Act and its denial of Tier 1 regulatory capital treatment for future-issued TRUPs, we are not likely to issue any TRUPs in the future. However, consistent with a grandfathering provision in Dodd-Frank and the New Capital Rules issued by bank regulators pursuant thereto, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (i.e., TRUPs) listed on our consolidated balance sheet as of September 30, 2015, will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed, as is further discussed under “Capital Resources” beginning on page 49 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur, such as any adverse change in tax laws that denies the Company the ability to deduct interest paid on these obligations for federal income tax purposes.
Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type. Over the last five quarters, the average balances of all loan types have steadily increased, except for other consumer loans (i.e., non-automobile loans), which have declined slightly but represent only 1.7% of the total portfolio.

# 43

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014
Commercial and Commercial Real Estate	$466,370	$453,168	$445,765	$446,269	$435,729
Residential Real Estate	421,448	400,190	387,329	373,186	358,503
Home Equity	123,543	120,323	117,857	116,768	112,880
Consumer Loans - Automobile	465,726	457,168	445,341	439,460	428,092
Other Consumer Loans (1)	25,533	25,685	25,713	25,918	26,143
Total Loans	$1,502,620	$1,456,534	$1,422,005	$1,401,601	$1,361,347

Percentage of Total Quarterly Average Loans

	Quarter Ended
	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014
Commercial and Commercial Real Estate	31.0%	31.1%	31.4%	31.8%	32.0%
Residential Real Estate	28.1	27.5	27.2	26.6	26.3
Home Equity	8.2	8.3	8.3	8.3	8.3
Consumer Loans - Automobile	31.0	31.4	31.3	31.4	31.5
Other Consumer Loans (1)	1.7	1.7	1.8	1.9	1.9
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.

Maintenance of High Quality in the Loan Portfolio

For many reasons, including our conservative credit underwriting standards, we largely avoided the deterioration of asset quality that many other banks suffered during the 2008-2009 financial crisis. Throughout the crisis and in the ensuing years, we did not experience any significant weakening in the quality of our loan portfolio or any segment thereof. In general, we have historically underwritten our residential real estate loans to secondary market standards for prime loans and have not engaged in subprime mortgage lending as a business line. Similarly, we have historically applied high underwriting standards in our commercial and commercial real estate lending operations and generally in our indirect lending program as well. We have made loans, including indirect (automobile) loans, to borrowers having FICO scores below the highest credit quality classifications, where special circumstances such as competitive considerations have led us to conclude it was appropriate to do so, with suitable protections against risk. In recent periods we also have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 39% of the entire portfolio at September 30, 2015), eclipsing both our commercial and commercial real estate loans (31% of the portfolio) and automobile loans (30% of the portfolio). Our gross originations for residential real estate loans (including refinancings of pre-existing mortgage loans) were $108.3 million and $97.8 million for the first nine months of 2015 and 2014, respectively. These origination totals exceeded the sum of repayments and prepayments in the respective quarters, but in each period we also sold a portion of these originations on or immediately after origination. In the first nine months of 2014, we sold $15.5 million, or 15.8%, of our originations. In the first nine months of 2015, we sold $15.4 million, or 14.2%, of our originations. During 2014, we introduced additional competitive products for variable rate (adjustable) residential real estate and construction loans. None of these variable rate loans were subprime loans. We did not sell any of these variable rate loans to the secondary market.
Even though short-term rates in U.S. financial markets generally have remained very low since the onset of the 2008-2009 financial crisis, rates on conventional real estate mortgages have fluctuated somewhat over the past few years in response to significant monetary steps undertaken by the Federal Reserve to regulate the supply of money, including highly expansionary measures, such as the Fed's so-called "quantitative easing" programs, and subsequent monetary retreats, i.e., the tapering off of such programs. If the current historically unprecedented low-rate environment including for newly originated residential real estate loans persists for an extended additional period of time, we may continue to sell a portion of our loan originations and, as a result, may even experience a decrease in our outstanding balances in this segment of our portfolio. Moreover, if our local economy suffers a major downturn or prevailing long-term interest rates spike upward, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Commercial and Commercial Real Estate Loans: Over the last decade, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have generally increased in dollar amount and have slightly increased as a percentage of the overall loan portfolio. For the first nine months of 2015, loan originations were strong in this category, but net growth was tempered by a few large prepayments.
Substantially all commercial and commercial real estate loans in our portfolio originated or participated in by us were extended to businesses or borrowers located in our regional market. Many of the loans in the commercial portfolio have variable rates tied to prime,

# 44

FHLBNY rates or U.S. Treasury indices. We have not experienced any significant weakening in the quality of our commercial loan portfolio in recent years.
It is entirely possible, for many of the reasons discussed in the preceding section of Residential Real Estate Loans, that we may experience a reduction in the demand for commercial and commercial real estate loans loans and/or a weakening in the quality of this segment of the portfolio in upcoming periods. Generally, however, the business sector, at least in our service area, appeared to be in reasonably good financial condition at period-end.

Automobile Loans (primarily through indirect lending): At September 30, 2015, our automobile loans (primarily loans originated through dealerships located in upstate New York and Vermont) represented the third largest category of loans in our portfolio, and continued to be a significant component of our business comprising almost a third of our loan portfolio.
Beginning in 2012 and continuing to the present, there has been a nation-wide resurgence in automobile sales and financing, due in the view of many to an aging fleet and a modest resurgence in consumer optimism. Our new automobile loan volume for the first nine months of 2015 was strong, at $172.4 million, higher than in the 2014 first nine months ($165.1 million). As a result, our automobile loan portfolio also grew in the first nine months of 2015, by $21.8 million, or 5.1%, over our December 31, 2014 balance.
It has been widely noted that the recent upsurge in auto lending nationwide was accompanied by a general weakening of underwriting standards. To a limited extent this was true for us, as well. For credit quality purposes, we assign our potential automobile loan customers into one of four tiers, and in recent periods have originated a slightly higher ratio of such loans to customers in the lower two tiers. However, in the first nine months of 2015, we experienced no significant increase in our net charge-offs on automobile loans. Our lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this segment of our portfolio. If weakness in auto demand returns, however, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company lending affiliates continue to offer highly-subsidized loans. Of course, if the economy in our indirect loan service area should weaken significantly in upcoming periods, we would expect some negative impact on the quality of this segment of our portfolio as well as other segments.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014
Commercial and Commercial Real Estate	4.33%	4.41%	4.40%	4.40%	4.43%
Residential Real Estate	4.23	4.31	4.43	4.40	4.40
Home Equity	2.94	2.96	2.94	2.97	2.93
Automobile	3.09	3.09	3.18	3.20	3.26
Other Consumer Loans	5.35	5.23	5.25	5.33	5.46
Total Loans	3.82	3.87	3.92	3.92	3.95

The average yield in our total loan portfolio has steadily declined over the last year, dropping 13 basis points, or 3.3%, from the third quarter of 2014 to the third quarter of 2015. This decrease continued a long-term trend, resulting principally from actions taken by the Federal Reserve to drive prevailing interest rates on both short-term and long-term debt to historically low levels and keep them there, but also reflecting the continuing competition we encounter from other lenders. To the extent that this declining rate environment may be on the verge of "bottoming out," as some believe likely, we ultimately might expect to see some increase in the average yield on our loan portfolio. Of course, any such increase will likely be accompanied by a corresponding increase in our cost of deposits and other funds.
In the third quarter of 2015 alone, the average yield on our loan portfolio decreased by 5 basis points from the second quarter of 2015, reflecting the continued trend of declining yields in on our commercial and commercial real estate and residential real estate loan portfolios, which both declined by 8 basis points from the second quarter to the third quarter. Yields on our home equity and automobile portoflios held steady between the second and third quarters of 2015. While the average yield on our total loan portfolio was decreasing in the just-completed quarter, the average cost of our deposits remained unchanged from the prior quarter, as downward repricing opportunities on deposits are nearly exhausted.
Regardless of the future direction or magnitude of changes in prevailing interest rates, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio will be impacted by such changes. However, the timing and degree of responsiveness, in loans generally and as between various categories of loans, will be influenced by a variety of other factors, including the extent of federal government participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and much of this cash flow reprices at current rates for credit, as new loans are generated at current yields. Thus, even if prevailing rates for loans stabilize in upcoming periods, our average rate on our portfolio may continue to decline for some period as older credits in our portfolio bearing generally higher rates continue to mature and either roll over or are redeployed into lower priced loans.

# 45

Investment Portfolio Trends
The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2014 to September 30, 2015 (in thousands). The principal changes in our securities available-for-sale portfolio over the nine month period were purchases of short-term U.S. Agency Securities and Mortgage-Backed Securities-Residential when yield levels were attractive, and redemptions at maturity of State and Municipal Obligations. The principal change in our held-to-maturity portfolio over the nine-month period was the purchase of State and Municipal Obligations.

	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	09/30/2015	12/31/2014	Change	09/30/2015	12/31/2014	Change
Securities Available-for-Sale:
U.S. Agency Securities	$162,518	$137,603	$24,915	$1,265	$63	$1,202
State and Municipal Obligations	55,486	81,730	(26,244)	223	148	75
Mortgage-Backed Securities-Residential	161,637	128,827	32,810	3,286	4,095	(809)
Corporate and Other Debt Securities	16,672	16,725	(53)	(199)	(263)	64
Mutual Funds and Equity Securities	1,246	1,254	(8)	125	134	(9)
Total	$397,559	$366,139	$31,420	$4,700	$4,177	$523

Securities Held-to-Maturity:
State and Municipal Obligations	$223,050	$193,252	$29,798	$4,548	$4,780	$(232)
Mortgage-Backed Securities-Residential	99,959	114,314	(14,355)	1,981	1,762	219
Corporate and Other Debt Securities	1,000	1,000	—	—	—	—
Total	$324,009	$308,566	$15,443	$6,529	$6,542	$(13)
At September 30, 2015, we held no investment securities in our portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issuers of any sort.
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
Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first nine months of 2015.
Increase in Net Unrealized Securities Gains (Losses): Nearly all of the change in our net unrealized gains or losses during recent periods has been attributable to changes in the prevailing rates during the periods in question, that is, there has been little or no change in the credit-worthiness of the issuers.
Investment Sales, Purchases and Maturities
(In Thousands)

	Three Months Ended		Nine Months Ended
Sales	09/30/2015	09/30/2014	09/30/2015	09/30/2014
Available-For-Sale Portfolio:
Mortgage-Backed Securities-Residential	$—	$9,044	$2,690	$9,044
U.S. Agency Securities	—	—	18,618	40,729
Other	11	11	35	34
Total	11	9,055	21,343	49,807
Net Gains on Securities Transactions	—	137	106	110
Proceeds on the Sales of Securities	$11	$9,192	$21,449	$49,917
Investment yields in the capital markets have been very volatile thus far in 2015. We regularly review our interest rate risk position along with our security holdings to evaluate if market opportunities arise where we can reposition certain securities available-for-sale to enhance portfolio performance. As reflected in the table above, during the first nine months of 2015 we executed transactions to liquidate certain lower yielding U.S. Agency and Mortgage-Backed securities and re-deployed those funds into higher yielding securities to improve the stability of cash flows and enhance portfolio performance.

# 46

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the three- and nine-month periods ended September 30, 2015 and 2014; as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

	Three Months Ended		Nine Months Ended
Purchases:	09/30/2015	09/30/2014	09/30/2015	09/30/2014
Available-for-Sale Portfolio
U.S. Agency Securities	$4,999	$43,158	$55,308	$96,343
State and Municipal Obligations	—	—	—	4,308
Mortgage-Backed Securities-Residential	15,396	—	69,563	—
Other	11	11	35	33
Total Purchases	$20,406	$43,169	$124,906	$100,684

Maturities & Calls	$14,995	$24,569	$70,971	$131,861

	Three Months Ended		Nine Months Ended
Purchases:	09/30/2015	09/30/2014	09/30/2015	09/30/2014
Held-to-Maturity Portfolio
State and Municipal Obligations	$1,248	$7,587	$54,796	$14,530
Mortgage-Backed Securities-Residential	—	—	—	29,437
Total Purchases	$1,248	$7,587	$54,796	$43,967

Maturities & Calls	$8,319	$8,167	$38,403	$45,602

# 47

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	9/30/2015	06/30/2015	3/31/2015	12/31/2014	9/30/2014
Loan Balances:
Period-End Loans	$1,536,925	$1,479,670	$1,434,794	$1,413,268	$1,381,440
Average Loans, Year-to-Date	1,460,681	1,439,365	1,422,005	1,344,427	1,325,159
Average Loans, Quarter-to-Date	1,502,620	1,456,534	1,422,005	1,401,601	1,361,347
Period-End Assets	2,419,551	2,333,371	2,335,528	2,217,420	2,208,745

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$15,570	$15,570	$15,570	$14,434	$14,434
Provision for Loan Losses, YTD	882	345	275	1,848	1,407
Loans Charged-off, YTD	(835)	(455)	(290)	(1,021)	(769)
Recoveries of Loans Previously Charged-off	157	114	70	309	221
Net Charge-offs, YTD	(678)	(341)	(220)	(712)	(548)
Allowance for Loan Losses, End of Period	$15,774	$15,574	$15,625	$15,570	$15,293

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$15,574	$15,625	$15,570	$15,293	$15,036
Provision for Loan Losses, QTD	537	70	275	441	444
Loans Charged-off, QTD	(380)	(165)	(290)	(251)	(265)
Recoveries of Loans Previously Charged-off	43	44	70	87	78
Net Charge-offs, QTD	(337)	(121)	(220)	(164)	(187)
Allowance for Loan Losses, End of Period	$15,774	$15,574	$15,625	$15,570	$15,293

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$7,791	$6,931	$6,998	$6,899	$7,048
Restructured	307	283	307	333	346
Loans Past Due 90 or More Days and Still Accruing Interest	963	1,570	580	537	571
Total Nonperforming Loans	9,061	8,784	7,885	7,769	7,965
Repossessed Assets	61	75	106	81	66
Other Real Estate Owned	841	234	423	312	326
Total Nonperforming Assets	$9,963	$9,093	$8,414	$8,162	$8,357

Asset Quality Ratios:
Allowance to Nonperforming Loans	174.09%	177.30%	198.16%	200.41%	192.00%
Allowance to Period-End Loans	1.03	1.05	1.09	1.10	1.11
Provision to Average Loans (Quarter) (1)	0.14	0.02	0.08	0.12	0.13
Provision to Average Loans (YTD) (1)	0.08	0.05	0.08	0.12	0.14
Net Charge-offs to Average Loans (Quarter) (1)	0.09	0.03	0.06	0.05	0.05
Net Charge-offs to Average Loans (YTD) (1)	0.06	0.05	0.06	0.05	0.06
Nonperforming Loans to Total Loans	0.59	0.59	0.55	0.54	0.58
Nonperforming Assets to Total Assets	0.41	0.39	0.36	0.37	0.38
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
In the third quarter of 2015, we made a $537 thousand provision for loan losses, compared to a provision of $444 thousand for the third quarter of 2014 and a provision of $70 for the second quarter of 2015. A variety of factors and events during the most recent 2015 quarter dictated the increase in the amount of the provision for the quarter, including an increase in the level of loans outstanding during the quarter, and a small increase in our historical loss factors and the level of net charge-offs during the quarter. These factors dictating an increase in the provision were offset, in part, by a general improvement in the credit quality of our portfolio. Although there was an increase of $1.2 million during the quarter in nonperforming loans, this did not drive an increase in the quarterly provision. See

# 48

Note 3 to our unaudited interim consolidated financial statements for a discussion on how we classify our credit quality indicators as well as the balance in each category.

The ratio of the allowance for loan losses to total loans was 1.03% at September 30, 2015, down 7 basis points from the 1.10% ratio at December 31, 2014 and down 8 basis points from the 1.11% ratio at September 30, 2014.
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
Risk Elements
Our nonperforming assets at September 30, 2015 amounted to $10.0 million, an increase of $1.8 million, or 22.1%, from the December 31, 2014 total and an increase of $1.6 million, or 19.2%, from the year earlier total. The increase was primarily attributable to two commercial loans, one of which is being restructured in conjunction with a US government agency that is guaranteeing 80% of the loan balance and the other of which is fully collateralized with no related allowance. Our recent ratios of nonperforming assets to total assets generally remain significantly below the average ratios for our peer group. At September 30, 2015, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was .41%, nearly unchanged from our ratio at September 30, 2014. Both ratios are well below the comparable average ratios of our peer group at June 30, 2015 (the latest date for which peer group information is available).
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest
	9/30/2015	12/31/2014	9/30/2014
Commercial Loans	$76	$150	$235
Commercial Real Estate Loans	—	200	—
Other Consumer Loans	40	34	32
Automobile Loans	5,427	5,322	3,974
Residential Real Estate Loans	827	1,953	1,620
Total Delinquent Loans	$6,370	$7,659	$5,861

At September 30, 2015, our loans in this category totaled $6.4 million, a decrease of $1.3 million, or 16.8%, from the $7.7 million of such loans at December 31, 2014. The September 30, 2015 total of non-current loans equaled 0.41% of loans then outstanding, whereas the year-end 2014 total equaled 0.54% of loans then outstanding. The decrease from December 31, 2014 is primarily attributable to a substantial decrease in delinquent residential real estate loans, which reach a high point at year-end 2014 and then subsided. Our automobile loan delinquencies, which seasonally increased in the fourth quarter of 2014, have since remained largely stable.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to our unaudited interim consolidated financial statements. We consider all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at September 30, 2015 ($24.2 million) was down slightly from the dollar amount of such loans at December 31, 2014 ($27.3 million).
The economy in our market area has been relatively strong in recent years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in our market area as well, and on our commercial and commercial real estate portfolio.
As of September 30, 2015, we held for sale three residential real estate properties in other real estate owned. We do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.
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
New, More Stringent Capital Rules. In general, the New Capital Rules set higher minimum capital ratios for banks and bank holding companies, expand the risk-weighted categories of assets and add a new capital ratio, a "common equity tier 1 capital ratio" (CET1), which is applicable to our banks and bank holding company. The New Capital Rules as part of their general thrust in requiring enhanced capital for banks introduce another new component of a bank's minimum capital threshold, a so-called "capital conservation buffer" (which will equal at least 2.5% of total risk-based assets when fully phased-in by 2019). This buffer will be added

# 49

to each of the other minimum capital ratios under the New Capital Rules (some of which are higher than the comparable minimum ratios under the old bank regulatory capital rules).
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

New Risk-Based and Leverage Capital Standards: Under the New Capital Rules, our holding company and our subsidiary banks are currently subject to both risk-based capital guidelines and a leverage capital ratio test.
The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions, which generally results in a substantial discounting of low-risk or risk-free assets from their GAAP book values on the balance sheet; that is, a significant dollar amount of such assets "disappears" from the balance sheet in the risk-weighting process. The risk-based guidelines then establish three minimum ratios of capital to total risk-weighted assets, specifically, a minimum "Common Equity Tier 1 Capital" ratio (currently, 4.50%), a minimum "Tier 1 Risk-Based Capital" ratio (currently, 6.00%), and a minimum "Total Risk-Based Capital" ratio (currently, 8.00%). The first of these, the Common Equity Tier 1 Capital ratio, is a new capital measured added under the New Capital Rules. For purposes of this measure, the numerator, Common Equity Tier 1 Capital, includes only common equity items, such as common stock, related surplus and retained earnings, with risk-adjusted assets as the denominator. The other two risk-based measures under the New Capital Rules are the Tier 1 Risk-Based Capital ratio and the Total Risk-Based Capital ratio, both of which also existed under the previous regulatory capital regime but have been modified in significant ways under the New Capital Rules. Most importantly, the minimum Tier 1 Risk-Based Capital ratio has been increased from 4.00% to 6.00%. (The minimum Total Risk-Based Capital ratio is the same under the new rules as under the old, 8.00%.) Tier 1 Risk-Based Capital under the New Capital Rules consists of Common Equity Tier 1 Capital, plus a limited amount of eligible permanent preferred stock and (for small- to medium-sized holding companies), a limited amount of grandfathered trust preferred securities (see the discussion below on Trust Preferred Securities), minus intangible assets, net of associated deferred tax liabilities, and subject to certain other deductions. Total Risk-Based Capital under the New Capital Rules consists of Tier 1 Capital plus Tier 2 Capital, the latter comprising a limited amount of eligible subordinated debt, other eligible preferred stock, certain other qualifying capital instruments, and a limited amount of the allowance for loan losses, subject to deductions. For each of the three risk-based capital ratios, the denominator--total risk-based assets--is defined under the New Capital Rules in a way that is similar to the methodology required under the old capital rules, but with some differences. The weightings of certain asset categories, such as certain residential mortgage and commercial real estate loans, have been adjusted upward under the New Capital Rules and certain other risk-weighting changes have been made in the New Capital Rules, leading to a somewhat higher denominator for many institutions (and hence, lower risk-based ratios) than would have been the case under the old rules. The New Capital Rules also include another layer of required regulatory capital for banks and bank holding companies, a so-called capital conservation buffer, which when fully implemented in 2019, will add 2.50% to each of the three risk-based capital minimum ratios discussed above. This buffer will be phased-in in four annual increments of 0.625% each, beginning January 1, 2016.
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

# 50

Our Current Capital Ratios: The table below sets forth the capital ratios of our holding company and our two subsidiary banks, Glens Falls National and Saratoga National, under the New Capital Rules, as of September 30, 2015:

	Common	Tier 1	Total
	Equity	Risk-Based	Risk-Based	Tier 1
	Tier 1 Capital	Capital	Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Arrow Financial Corporation	12.66%	13.93%	14.94%	9.40%
Glens Falls National Bank & Trust Co.	13.99%	13.99%	15.01%	9.09%
Saratoga National Bank & Trust Co.	11.25%	11.25%	12.22%	8.91%

Current Regulatory Minimum (2015)	4.50	6.00	8.00	4.00
FDICIA's "Well-Capitalized" Standard (2015)	6.50	8.00	10.00	5.00
Final Regulatory Minimum (2019) (1)	7.00	8.50	10.50	4.00
(1) Including the fully phased-in capital conservation buffer

At September 30, 2015 our holding company and both banks exceeded the minimum capital ratios established under the New Capital Rules and each also qualified as "well-capitalized", the highest category, in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards.

Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $211.1 million at September 30, 2015, an increase of $10.2 million, or 5.1%, from December 31, 2014.  The most significant contributory factors to this increase in stockholders' equity were net income of $18.1 million and equity increases from our various stock-based compensation and dividend reinvestment plans of $1.0 million. These positive factors were offset, in part, by cash dividends of $9.5 million and purchases of our own common stock of $1.2 million.  See the Consolidated Statement of Changes in Stockholders' Equity on page 6 of this report for all of the changes in stockholders' equity between December 31, 2014 and September 30, 2015.

Trust Preferred Securities Under Dodd-Frank: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's historical approach to regulatory capital, prior to the Dodd-Frank Act of 2010, TRUPs typically qualified as Tier 1 capital for all bank holding companies, of any size, but only in amounts up to 25% of the institution's Tier 1 capital, net of goodwill less any associated deferred tax liability. As a result of the Dodd-Frank Act, this possible treatment of TRUPs as Tier 1 regulatory capital continues to apply, for small- and medium-sized banking organizations like ours, only with respect to TRUPs issued before May 19, 2010, the Dodd-Frank Act's grandfathering date for TRUPs (our TRUPs were grandfathered). Any trust preferred securities that might be issued by banking organizations like ours on or after the grandfathering date will not qualify under any circumstances as Tier 1 capital under the new bank regulatory capital guidelines. Thus, our currently outstanding TRUPs will continue to qualify as Tier 1 capital until maturity or redemption, but no additional TRUPs issued by us would so qualify.

Stock Repurchase Program: At its regular meeting in October 2015, the Board of Directors approved a new 12-month stock repurchase program (the "2016 program") authorizing the repurchase, at the discretion of senior management, during calendar year 2016 of up to $5 million of Arrow's common stock in open market or privately negotiated transactions. This program replaces a similar $5 million stock repurchase program which had been approved by the Board in October 2014 for calendar year 2015 (the "2015 program"). Under the 2016 program, management is authorized to effect stock repurchases from time-to-time, to the extent that it believes the Company's stock is reasonably priced and such repurchases are an appropriate use of available capital and in the best interests of stockholders. During the nine-month period ended September 30, 2015, approximately $700 thousand of Arrow's common stock (27,540 shares) were repurchased by the Company under the 2015 program, although no shares were repurchased under the 2015 program during the third quarter of 2015. For more information on repurchases, see the table under Item 2 of Section II of this Report, entitled "Issuer Purchase of Equity Securities."

# 51

Dividends: Our common stock is traded on NasdaqGS® - AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On October 28, 2015, our Board of Directors declared a 2015 fourth quarter cash dividend of $.25 payable on December 15, 2015. Per share amounts in the following table have been restated for our September 2015 2% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2014
First Quarter	$23.55	$26.41	$0.240
Second Quarter	23.84	25.94	0.240
Third Quarter	24.34	25.94	0.240
Fourth Quarter	24.61	27.38	0.245
2015
First Quarter	$25.05	$26.99	$0.245
Second Quarter	24.78	27.45	0.245
Third Quarter	26.06	28.00	0.245
Fourth Quarter (dividend payable December 15, 2015)			0.250

	Quarter Ended September 30,
	2015	2014
Cash Dividends Per Share	0.245	0.240
Diluted Earnings Per Share	0.46	0.48
Dividend Payout Ratio	53.26%	50.00%
Total Equity (in thousands)	$211,142	$200,089
Shares Issued and Outstanding (in thousands)	12,905	12,857
Book Value Per Share	$16.36	$15.56
Intangible Assets (in thousands)	$25,266	$25,747
Tangible Book Value Per Share	$14.40	$13.56
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
Our primary sources of available liquidity have been and remain overnight borrowing of federal funds (i.e., investments in federal funds sold), available interest bearing balances at the Federal Reserve Bank, and cash flow from maturing investment securities and loans.  In addition, certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $397.6 million at September 30, 2015, an increase of $31.4 million, or 8.6%, from the year-end 2014 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from federal funds, short-term balances at the Federal Reserve Bank, and maturing or marketable investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York ("FHLBNY"). Our federal funds lines of credit are with two correspondent banks totaling $35 million, but we did not draw on these lines during 2014 or the first nine months of 2015.
To support our borrowing capacity with the FHLBNY, we have pledged collateral, including mortgage-backed securities and residential mortgage loans. Our unused borrowing capacity at the FHLBNY was approximately $213.5 million at September 30, 2015, with approximately $105.0 million in encumbered collateral then outstanding. In addition we have identified brokered deposits as an appropriate off-balance sheet source of funding accessible in a relatively short time period. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At September 30, 2015, the amount available under this facility was approximately $322.7 million, with no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At September 30, 2015, our basic liquidity ratio, including our FHLB collateralized borrowing capacity, was 9.0% of total assets, or $120 million in excess of our internally-set minimum target ratio of 4% of total assets.

# 52

RESULTS OF OPERATIONS
Three Months Ended September 30, 2015 Compared With
Three Months Ended September 30, 2014

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	09/30/2015	09/30/2014	Change	% Change
Net Income	$5,933	$6,147	$(214)	(3.5)%
Diluted Earnings Per Share	0.46	0.48	(0.02)	(4.2)
Return on Average Assets	1.00%	1.13%	(0.13)%	(11.5)
Return on Average Equity	11.24%	12.22%	(0.98)%	(8.0)

We reported earnings (net income) of $5.9 million and diluted earnings per share (EPS) of $.46 for the third quarter of 2015, compared to net income of $6.1 million and diluted EPS of $.48 for the third quarter of 2014.
We experienced net gains of $82 thousand, net of tax, on the sale of securities in the 2014 quarter, while there were no securities sales in the third quarter of 2015.
Salaries and employee benefits expense increased 11.8% in the third quarter of 2015 over the 2014 quarter, reflecting the combined effect of a 9.2% increase in salaries and a 19.4% increase in benefits. The increase in salary expenses is primarily attributable to an increase of 19 full-time equivalent employees and to normal merit increases. The increase in our benefit expenses was primarily attributable to higher pension, post-retirement medical and a spike in medical claims incurred under the company's minimum premium health insurance plan during the 2015 period.

    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	09/30/2015	09/30/2014	Change	% Change
Interest and Dividend Income	$18,924	$17,834	$1,090	6.1%
Interest Expense	1,253	1,399	(146)	(10.4)
Net Interest Income	17,671	16,435	1,236	7.5
Tax-Equivalent Adjustment	1,093	1,074	19	1.8
Average Earning Assets (1)	2,232,238	2,030,090	202,148	10.0
Average Interest-Bearing Liabilities	1,772,156	1,626,327	145,829	9.0

Yield on Earning Assets (1)	3.36%	3.49%	(0.13)%	(3.7)
Cost of Interest-Bearing Liabilities	0.28	0.34	(0.06)	(17.6)
Net Interest Spread	3.08	3.15	(0.07)	(2.2)
Net Interest Margin	3.14	3.21	(0.07)	(2.2)
(1) Includes Nonaccrual Loans
Between the third quarter of 2014 and the third quarter of 2015, our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased by 7 basis points, from 3.21% to 3.14%, representing a 2.2% decrease in our margin. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 35, and the tabular information and notes on pages 36 and 37, regarding our net interest margin and tax-equivalent net interest income, which are commonly used non-GAAP financial measures.) Among other things, this decrease in net interest margin reflected the offsetting impact of a decrease in average rates paid on all categories of our interest-bearing liabilities and a slightly larger decrease in the average yield on our loan portfolio and other earning assets. Our persistent multi-year experience of margin compression may well continue in upcoming periods, and even if at some point rates do begin to move upward, it is possible that our liabilities initially may reprice upward more rapidly than our assets (which typically would have a negative effect on our margins, at least in the short run). Net interest income for the just completed quarter, on a taxable equivalent basis, increased by $1.24 million, or 7.5%, from the third quarter of 2014, as the decrease in our net interest margin between the periods was more than offset by the positive impact of a 10.0% increase in the level of our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 48, the provision for loan losses for the third quarter of 2015 was $537 thousand, compared to a provision of $444 thousand for the 2014 quarter.

# 53

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	09/30/2015	09/30/2014	Change	% Change
Income From Fiduciary Activities	$1,923	$1,861	$62	3.3%
Fees for Other Services to Customers	2,331	2,353	(22)	(0.9)
Insurance Commissions	2,343	2,451	(108)	(4.4)
Net (Loss) Gain on Securities Transactions	—	137	(137)	(100.0)
Net Gain on the Sale of Loans	236	213	23	10.8
Other Operating Income	304	336	(32)	(9.5)
Total Noninterest Income	$7,137	$7,351	$(214)	(2.9)

Total noninterest income in the just completed quarter was $7.1 million, a decrease of $214 thousand, or 2.9%, from total noninterest income of $7.4 million for the third quarter of 2014.
This decrease was attributable in part to the fact that we realized a gain from securities transactions in the 2014 quarter but had no gains (or losses) on securities transactions in the 2015 quarter, and also to a decrease in insurance commission income between the two quarters. The decrease in insurance commissions was primarily attributable to a reduction in the level of annual contingent commission income from certain insurance carriers accrued for 2015 as compared to 2014. Income from fiduciary activities in the 2015 quarter increased by $62 thousand, or 3.3%, from the comparable 2014 quarter. This source of noninterest income typically tracks the dollar value of assets under administration. At quarter-end 2015, the market value of assets under trust administration and investment management amounted to $1.196 billion, an increase of $4.3 million, or 0.4%, from September 30, 2014. The increase was generally attributable to a significant rise in the equity markets between the reporting dates as well as the addition of new accounts.
Fees for other services to customers decreased in the 2015 quarter by $22 thousand, or 0.9%, compared to the prior year quarter, primarily due to a small decrease in service charge fee income on deposit accounts, as customers continued to expand their utilization of electronic delivery of transaction information and thus became more effective in managing their accounts with us (i.e., fewer overdrafts). In addition to service charge income on deposits, this category also includes debit card interchange income (which increased modestly between the two periods), revenues related to the sale of mutual funds to our customers by third party providers (which decreased between the two periods), and servicing income on sold loans (nearly unchanged). Effective October 1, 2011 Visa announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange fee rules promulgated by the Federal Reserve under the Dodd-Frank Act. This reduced rate structure has had, and will continue to have, a slight but noticeable negative impact on our fee income. However, debit card usage by our customers continues to grow which in recent periods has offset, at least in part, the negative effect of reduced debit interchange rates. If this usage continues to grow, it will continue to offset the negative impact of reduced interchange fees. Generally, we do not believe that Visa's new limits on interchange fees resulting from Dodd-Frank will have a material adverse impact on our financial condition or results of operations in future periods. However, there is currently a lawsuit challenging the existing post Dodd-Frank fee structure as too high. At the request of the Federal Reserve Bank, the court has permitted continuation of the current fee structure until the case is settled.
The small decrease in other operating income in the third quarter of 2015 versus the third quarter of 2014 was primarily attributable to a decrease in gains recognized in our investment in limited partnerships, primarily business incubator types of ventures.
Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	09/30/2015	09/30/2014	Change	% Change
Salaries and Employee Benefits	$8,699	$7,781	$918	11.8%
Occupancy Expense of Premises, Net	1,212	1,176	36	3.1
Furniture and Equipment Expense	1,063	1,090	(27)	(2.5)
FDIC and FICO Assessments	297	273	24	8.8
Amortization	79	94	(15)	(16.0)
Other Operating Expense	3,500	3,112	388	12.5
Total Noninterest Expense	$14,850	$13,526	$1,324	9.8
Efficiency Ratio	59.54%	56.80%	2.74%	4.8

Noninterest expense for the third quarter of 2015 was $14.9 million, an increase of $1,324 thousand, or 9.8%, from the expense for the third quarter of 2014. For the third quarter of 2015, our efficiency ratio was 59.54%, an increase of 274 basis points from our ratio for the comparable 2014 quarter. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 35 of this Report under the heading “Use of Non-GAAP Financial Measures” and the related tabular information and notes on pages 36 and 37 of this Report. The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains

# 54

or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods have also compared favorably to the ratios of our peer group, even after adjusting for the definitional difference. For the year quarter ended June 30, 2015 (the most recent reporting period for which peer group information is available), the peer group efficiency ratio was 68.98%, and our ratio was 58.50% (not adjusted).
Salaries and employee benefits expense increased 11.8% in the third quarter of 2015 over the 2014 quarter, reflecting the combined effect of a 9.2% increase in salaries and a 19.4% increase in benefits. The increase in salary expenses is primarily attributable to an increase of 19 full-time equivalent employees and to normal merit increases. The increase in our benefit expenses was primarily attributable to higher pension, post-retirement medical and a spike in medical claims incurred under the company's minimum premium health insurance plan during the 2015 period.
The increase in other operating expense between the periods was primarily attributable to an increase in legal and professional fees and third-party computer processing fees.
Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	09/30/2015	09/30/2014	Change	% Change
Provision for Income Taxes	$2,395	$2,595	$(200)	(7.7)%
Effective Tax Rate	28.8%	29.7%	(0.9)	(3.0)
The provisions for federal and state income taxes amounted to $2.4 million and $2.6 million for the respective three-month periods of 2015 and 2014. The decrease in the effective tax rate was primarily attributable to the fact that tax-exempt income represented a slightly larger percentage of our total income in the 2015 quarter than in the prior year quarter.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2015 Compared With
Nine Months Ended September 30, 2014

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Nine Month Period Ended
	09/30/2015	09/30/2014	Change	% Change
Net Income	$18,093	$16,991	$1,102	6.5%
Diluted Earnings Per Share	1.40	1.32	0.08	6.1
Return on Average Assets	1.05%	1.05%	—%	—
Return on Average Equity	11.73%	11.55%	0.18%	1.6

We reported earnings (net income) of $18.1 million and diluted earnings per share (EPS) of $1.40 for the nine-month period of 2015, an improvement over net income of $17.0 million and diluted EPS of $1.32 for the 2014 nine-month period.
In the 2015 nine-month period we experienced net gains on the sales of securities of $64 thousand, net of tax, compared to net gains of $66 thousand, net of tax, in the 2014 period. Moreover, our net gains on sales of loans, net of tax, in the 2015 nine-month period were $295 thousand, compared to $303 thousand for the 2014 period.

    The following narrative discusses the changes between the respective nine-month periods in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Nine Month Period Ended
	09/30/2015	09/30/2014	Change	% Change
Interest and Dividend Income	$55,498	$53,110	$2,388	4.5%
Interest Expense	3,582	4,548	$(966)	(21.2)%
Net Interest Income	51,916	48,562	$3,354	6.9%
Tax-Equivalent Adjustment	3,270	3,389	$(119)	(3.5)%
Average Earning Assets (1)	2,184,962	2,049,949	$135,013	6.6%
Average Interest-Bearing Liabilities	1,752,028	1,661,329	$90,699	5.5%

Yield on Earning Assets (1)	3.40%	3.46%	(0.06)%	(1.7)%
Cost of Interest-Bearing Liabilities	0.27	0.37	(0.10)	(27.0)%
Net Interest Spread	3.13	3.09	0.04	1.3%
Net Interest Margin	3.18	3.17	0.01	0.3%

# 55

(1) Includes Nonaccrual Loans
Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased by 1 basis point, from 3.17% to 3.18%, between the 2014 nine-month period and the 2015 nine-month period, representing a 0.3% increase in the margin. However, as noted in the preceding section of this Report dealing with quarterly results, our net interest margin in the third quarter of 2015 was 3 basis points lower than our net interest margin for the first nine months of 2015, indicating continued downward pressure on our margin and on our net interest income. (See the discussion regarding tax-equivalent net interest income and net interest margin under “Use of Non-GAAP Financial Measures,” on page 35, as well as the tabular information and notes on such measures on pages 36 and 37.) Net interest income for the just completed nine-month period, on a taxable equivalent basis, increased by $3.4 million, or 6.9%, from the 2014 nine-month period, due principally to the positive impact of a 6.6% increase in the level of our average earning assets. The impact of recent interest rate changes in the U.S. economy generally on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 48, the provisions for loan losses for the nine-month periods ended September 30, 2015 and 2014 were $882 thousand and $1.4 million, respectively.
Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Nine Month Period Ended
	09/30/2015	09/30/2014	Change	% Change
Income From Fiduciary Activities	$5,907	$5,640	$267	4.7%
Fees for Other Services to Customers	6,904	6,924	(20)	(0.3)%
Insurance Commissions	6,849	7,188	(339)	(4.7)%
Net (Loss) Gain on Securities Transactions	106	110	(4)	(3.6)%
Net Gain on the Sale of Loans	488	502	(14)	(2.8)%
Other Operating Income	1,183	892	291	32.6%
Total Noninterest Income	$21,437	$21,256	$181	0.9%

Total noninterest income in the just completed nine-month period was $21.4 million, an increase of $181 thousand, or 0.9%, from total noninterest income of $21.3 million for the 2014 period. We experienced an increase in only one of our three major categories of noninterest income between the two nine-month periods (that being income from fiduciary activities), with the most notable decrease coming from insurance commissions. The decrease in insurance commissions was primarily attributable to a reduction in the level of annual contingent commission income from certain insurance carriers accrued for 2015 as compared to 2014.
Income from fiduciary activities increased $267 thousand, or 4.7%, from the comparable 2014 period. The principal reason for the increase was a corresponding increase in the market value of assets under trust administration and investment management. See further discussion of the matter in the section above under the heading "RESULTS OF OPERATIONS -- Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014--Summary of Non-Interest Income."
Fees for other services to customers includes service charges on deposit accounts, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans. Even though the dollar amount of fees for other services to customers between the 2014 nine-month period and the 2015 nine-month period was essentially unchanged, we expect the current trend, whereby customers are progressively reducing their overdraft fees by managing their deposit accounts more effectively (by utilizing electronic delivery of transaction information) will continue in upcoming periods, which will have a modest negative impact on service fee income as occurred in the third quarter of 2015. See the discussion above under the heading "RESULTS OF OPERATIONS -- Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014--Summary of Non-Interest Income."
The increase in other operating income in the 2015 period versus the 2014 period was primarily due to gains recognized in our investment in business incubator types of limited partnerships and an increase in income from our investment in bank-owned life insurance.
Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Nine Month Period Ended
	09/30/2015	09/30/2014	Change	% Change
Salaries and Employee Benefits	$24,577	$23,303	$1,274	5.5%
Occupancy Expense of Premises, Net	3,825	3,749	76	2.0%
Furniture and Equipment Expense	3,281	3,174	107	3.4%
FDIC and FICO Assessments	873	828	45	5.4%
Amortization	250	294	(44)	(15.0)%
Other Operating Expense	10,382	9,381	1,001	10.7%
Total Noninterest Expense	$43,188	$40,729	$2,459	6.0%
Efficiency Ratio	58.62%	58.01%	0.61%	1.1

# 56

Noninterest expense for the 2015 nine-month period was $43.2 million, an increase of $2.5 million, or 6.0%, over the total expense for the 2014 nine-month period. For the 2015 nine-month period, our efficiency ratio was 58.62% versus 58.01% in the 2014 period. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 35 of this Report under the heading “Use of Non-GAAP Financial Measures,” as well as the related tabular disclosures and notes on pages 36 and 37. The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. The small erosion in our efficiency ratio between the periods reflected the fact that our operating expenses grew faster than our core gross income between the two nine-month periods, with much of the rise in operating expenses occurring in the just completed quarter. Our efficiency ratios in recent periods have compared favorably to the ratios of our peer group, even after adjusting for the definitional difference. For the six-month period ended June 30, 2015 (the most recent reporting period for which peer group information is available), the peer group efficiency ratio was 68.98%, versus our ratio for that period of 58.50% (not adjusted).
Salaries and employee benefits expense increased by 5.5% for the 2015 nine-month period, compared to the 2014 period, representing a 5.6% increase in salaries and a 5.2% increase in benefits. The increase in salaries was attributable to an increase in the number of full-time equivalent employees and to normal merit increases. The increase in our benefit expenses was primarily attributable to higher pension, post-retirement medical and a spike in medical claims incurred under the company's minimum premium health insurance plan during the 2015 period.
The increase in furniture and equipment expense was primarily attributable to increases in equipment maintenance contracts.
The subcategory of other operating expense demonstrating the largest increase between the periods was legal and professional expenses and third-party computer processing expenses.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Nine Month Period Ended
	09/30/2015	09/30/2014	Change	% Change
Provision for Income Taxes	$7,920	$7,302	$618	8.5%
Effective Tax Rate	30.4%	30.1%	0.3	1.0
The provisions for federal and state income taxes amounted to $7.9 million and $7.3 million for the respective nine-month periods of 2015 and 2014, with only a small change in the effective tax rate.

# 57

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to credit risk in our loan portfolio and liquidity risk, discussed on page 52 of this Report, we have market risk in our business activities. Market risk is the possibility that changes in future market rates (interest rates) or prices (fees for products and services) will make our position less valuable. The ongoing monitoring and management of market risk, principally interest rate risk, is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”). In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. As of the date of this Report, we are not using, and have not in recent periods used, derivatives, such as interest rate swaps, in our risk management process.
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
Our current simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest rate-sensitive assets and liabilities reflected on our consolidated balance sheet. This sensitivity analysis is compared to pre-established ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon. Our current sensitivity analysis model examines both a hypothetical upward shift of interest rates (currently, 200 basis points) and a hypothetical downward shift in interest rates (currently, 100 basis points, subject to certain zero rate limitations), and assumes (i) no subsequent change in the balance sheet following the hypothetical shift and (ii) a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing dates following the shift. For repricing purposes, we normally assume a parallel and pro-rata shift in rates for both assets and liabilities, over a 12 month period.
We occasionally need to make ad hoc adjustments to our model. During recent years, the Federal Reserve's targeted federal funds rate has remained within a range of 0 to .25%. The resulting abnormally low prevailing short-term rates have led us to revise our standard model for the decreasing interest rate simulation for short-term liabilities and assets. Thus, while we have applied our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, we have assumed, for purposes of modeling our short-term liabilities and assets bearing interest rates of less than 1.00%, a hypothetical downward shift of less that the rate they currently bear (i.e., less than 100 basis points) and in some cases have made no downward shift at all in the actual interest rates if such rates only slightly exceed zero at the measurement date. We also assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending solely upon the contractual maturities of the particular assets and liabilities in question. In practice, however, shifts in prevailing interest rates often affect the rates in our liability portfolios (primarily deposits) more rapidly than the rates in our asset portfolios, irrespective of differences in contractual maturities (which also tend to be of longer duration on the asset side).
Applying the simulation model analysis as of September 30, 2015, a 200 basis point increase in all interest rates demonstrated a 2.99% decrease in net interest income over the ensuing 12 month period, and a 100 basis point decrease in long-term interest rates (with no decrease in short-term rates, or adjusted as discussed above) demonstrated a 1.52% decrease in net interest income, when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results in the event of actual rate changes.
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
In general, we expect that our interest-bearing liabilities, which are primarily deposit liabilities, many of them a bearing very low interest rate or no interest at all, may reprice more rapidly in a rising rate environment than our interest-earning assets, which would have a negative short-term impact on our net interest margin and net interest income, beyond that reported in the simulation analysis, above. However, many of our interest-earning assets also have relatively short maturities such that within a relatively few quarters after the first year period following a rise in rates we would expect a corresponding positive impact from a repricing upward of these interest-earning assets.

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

# 58

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

There were no unregistered sales of the Company's equity securities by or on behalf of the Company during the just-completed quarter .
Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its common stock during the quarter ended September 30, 2015:

Third Quarter 2015 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
July	19,479	$27.40	—	$4,294,710
August	3,067	27.24	—	4,294,710
September	19,343	26.27	—	4,294,710
Total	41,889	27.07	—
1 The total number of shares of Common Stock purchased by the Company in each month in the quarter and the average price paid per share are listed in columns A and B, respectively. All shares identified in column A were shares purchased by the Company either (i) in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP, or (ii) as shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with such holders' exercise of such options. Specifically, in the months indicated, the total number of shares identified in column A included shares purchased under the DRIP by the administrator or in connection with stock option exercises, as follows: in July, DRIP -- 3,067 shares, stock option exercises -- 16,412 shares; in August, DRIP -- 1,850 shares, stock option exercises -- 1,217 shares; and in September, DRIP -- 19,343 shares.
2 No shares were repurchased by the Company during the third quarter under the publicly-announced 2015 Repurchase Program (i.e., the $5 million stock repurchase program authorized by the Board of Directors in October 2014 and effective January 1, 2015).
3 Represents the dollar amount of repurchase authority remaining at each month-end during the quarter under the 2015 Repurchase Program.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None
Item 5.

# 59

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

# 60

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

November 6, 2015	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

November 6, 2015	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 61