Form 10-K
period 2015-12-31
ARROW FINANCIAL CORP
filed 2016-03-10
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      x   No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $348,534,481
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 29, 2016
Common Stock, par value $1.00 per share	12,952,227
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2016 (Part III)

ARROW FINANCIAL CORPORATION
FORM 10-K

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2016.

# 2

NOTE ON TERMINOLOGY
In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and subsidiaries as a group, except where the context indicates otherwise.  At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 329 domestic (U.S. based) bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s most recent “Bank Holding Company Performance Report” (which is the Performance Report for the most recently available period ending December 31, 2015), and peer group data has been derived from such Report.  This peer group is not, however, identical to either of the peer groups comprising the two bank indices included in the stock performance graphs on pages 18 and 19 of this Report.

THE COMPANY AND ITS SUBSIDIARIES
Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Active subsidiaries of Glens Falls National include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies and life insurance), Upstate Agency, LLC (a property and casualty insurance agency), Glens Falls National Insurance Agencies, LLC (a property and casualty insurance agency - currently doing business under the name of McPhillips Insurance Agency), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds) and Arrow Properties, Inc. (a real estate investment trust, or REIT). Our holding company also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

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

Forward-looking statements in this Report include the following:

Topic	Section	Page	Location
Dividend Capacity	Part I, Item 1.C.	8	1st paragraph under "Dividend Restrictions; Other Regulatory Sanctions"
	Part II, Item 7.E.	48	1st paragraph under "Dividends"
Impact of Legislative Developments	Part I, Item 1.D.	9	Last paragraph in Section D
	Part II, Item 7.A.	27	Paragraph in "Health Care Reform"
Visa Stock	Part II, Item 7.A.	27	Paragraph under "Visa Class B Common Stock"
Impact of Changing Interest Rates on Earnings	Part II, Item 7.C.II.a.	40	Last paragraph under “Automobile Loans”
	Part II, Item 7.C.II.a.	41	Last two paragraphs
	Part II, Item 7A.	51	Last 4 paragraphs
Adequacy of the Allowance for Loan Losses	Part II, Item 7.B.II.	32	1st paragraph under “II. Provision For Loan Losses and Allowance For Loan Losses”
Noninterest Income	Part II, Item 7.C.IV	34	Paragraphs four and five under "2015 Compared to 2014"
Expected Level of Real Estate Loans	Part II, Item 7.C.II.a.	39	Paragraphs under “Residential Real Estate Loans”
Liquidity	Part II, Item 7.D.	46	Last 2 paragraphs under "Liquidity"
Commitments to Extend Credit	Part II, Item 8	78	Last 2 paragraphs in Note 8
Pension plan return on assets	Part II, Item 8	94	2nd to last paragraph in Note 13
Realization of recognized net deferred tax assets	Part II, Item 8	95	2nd to last paragraph in Note 15

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

e.
significant changes in U.S. monetary or fiscal policy, including new or revised monetary programs or targets adopted or announced by the Federal Reserve ("monetary tightening or easing") or significant new federal legislation materially affecting the federal budget ("fiscal tightening or expansion");

f.	enhanced competition from unforeseen sources; and

g.	similar uncertainties inherent in banking operations or business generally, including technological developments and changes.

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

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, as well as disclosures based on that tabular presentation, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income to that of another institution or in analyzing any institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt securities, and from the fact that even a single institution may significantly alter over time the proportion of its own portfolio that is invested in tax-exempt obligations.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution’s performance over time. We follow these practices.

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and noninterest income.  Net interest income as utilized in calculating the efficiency ratio is typically the same as the net interest income presented in Selected Financial Information table discussed in the preceding paragraph, i.e., it is expressed on a tax-equivalent basis.  Moreover, many financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain recurring component elements of income and expense, such as intangible asset amortization (which is included in noninterest expense under GAAP but may not be included therein for purposes of calculating the efficiency ratio) and securities gains or losses (which are reflected in the calculation of noninterest income under GAAP but may be ignored for purposes of calculating the efficiency ratio).  We make these adjustments.

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

# 4

Adjustments for Certain Items of Income or Expense:  In addition to our regular utilization in our public filings and disclosures of the various non-GAAP measures commonly utilized by financial institutions discussed above, we also may elect from time to time, in connection with our presentation of various financial measures prepared in accordance with GAAP, such as net income, earnings per share (i.e. EPS), return on average assets (i.e. ROA), and return on average equity (i.e. ROE), to provide as well certain comparative disclosures that adjust these GAAP financial measures, typically by removing therefrom the impact of certain transactions or other material items of income or expense that are unusual or unlikely to be repeated.  We do so only if we believe that inclusion of the resulting non-GAAP financial measures may improve the average investor's understanding of our results of operations by separating out items that have a disproportional positive or negative impact on the particular period in question or by otherwise permitting a better comparison from period-to-period in our results of operations with respect to our fundamental lines of business, including the commercial banking business.
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

PART I
Item 1. Business

A. GENERAL
Our holding company, Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow owns two nationally chartered banks in New York (Glens Falls National and Saratoga National), and through such banks indirectly owns various non-bank subsidiaries, including three insurance agencies, a registered investment adviser and a REIT. See "The Company and Its Subsidiaries," above.

Subsidiary Banks (dollars in thousands)
	Glens Falls National	Saratoga National
Total Assets at Year-End	$2,057,938	$390,998
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$1,154,897	$77,993
Date Organized	1851	1988
Employees (full-time equivalent)	462	49
Offices	30	9
Counties of Operation	Warren, Washington, Saratoga, Essex & Clinton	Saratoga, Albany & Rensselaer
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The holding company’s business consists primarily of the ownership, supervision and control of our two banks, including the banks' subsidiaries.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks. There were 511 full-time equivalent employees, including 66 employees within our insurance agency affiliates, at December 31, 2015.
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

B. LENDING ACTIVITIES
Arrow engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing.  We also maintain an active indirect lending program through our sponsorship of automobile dealer programs under which we purchase dealer paper, primarily from dealers that meet pre-established specifications.  From time to time we sell a portion of our residential real estate loan originations into the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("Freddie Mac") as well as a limited number of other financial institutions and governmental agencies. Normally, we retain the servicing rights on mortgage loans originated and sold by us into the secondary markets, subject to our periodic determinations on the continuing profitability of such activity.
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

# 5

We lend almost exclusively to borrowers within our normal retail service area in northeastern New York State, with the exception of our indirect consumer lending line of business, where we acquire retail paper from an extensive network of automobile dealers that operate in a slightly larger area of upstate New York and in central and southern Vermont. The loan portfolio does not include any foreign loans or any other significant risk concentrations.  We do not generally participate in loan syndications, either as originator or as a participant.  However, from time to time, we buy participations in individual loans, typically commercial loans, originated by other financial institutions in New York and adjacent states. In recent periods the total dollar amount of such participations has fluctuated, but generally represents less than 20% of commercial loans outstanding. Most of the portfolio is fully collateralized, and many commercial loans are further supported by personal guarantees.
We do not engage in subprime mortgage lending as a business line and we do not extend or purchase so-called "Alt A," "negative amortization," "option ARM's" or "negative equity" mortgage loans.

C. SUPERVISION AND REGULATION
The following generally describes the laws and regulations to which we are subject.  Bank holding companies, banks and their affiliates are extensively regulated under both federal and state law.  To the extent that the following information summarizes statutory or regulatory law, it is qualified in its entirety by reference to the particular provisions of the various statutes and regulations.  Any change in applicable law may have a material effect on our business operations, customers, prospects and investors.

Bank Regulatory Authorities with Jurisdiction over Arrow and its Subsidiary Banks

Arrow is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act") and as such is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB").  Arrow is not, at present, a so-called "financial holding company" under federal banking law.  As a "bank holding company" under New York State law, Arrow is also subject to regulation by the New York State Department of Financial Services.  Our two subsidiary banks are both national banks and are subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The banks are members of the Federal Reserve System and the deposits of each bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC").  The BHC Act generally prohibits Arrow from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities.  Under the BHC Act, a bank holding company generally must obtain FRB approval before acquiring, directly or indirectly, voting shares of another bank or bank holding company, if after the acquisition the acquiror would own 5 percent or more of a class of the voting shares of that other bank or bank holding company.  Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states, subject to certain limitations.  The Gramm-Leach-Bliley Act ("GLBA"), enacted in 1999, authorized bank holding companies designated as "financial holding companies" to affiliate with a much broader array of other financial institutions than was previously permitted, including insurance companies, investment banks and merchant banks. Arrow has not attempted to become, and has not been designated as, a financial holding company.  See Item 1.D., "Recent Legislative Developments."

The FRB and the OCC have broad regulatory, examination and enforcement authority. The FRB and the OCC conduct regular examinations of the entities they regulate. In addition, banking organizations are subject to periodic reporting requirements to the regulatory authorities.  The FRB and OCC have the authority to implement various remedies if they determine that the financial condition, capital, asset quality, management, earnings, liquidity or other aspects of a banking organization's operations are unsatisfactory or if they determine the banking organization is violating or has violated any law or regulation. The authority of the FRB and the OCC over banking organizations includes, but is not limited to, prohibiting unsafe or unsound practices; requiring affirmative action to correct a violation or unsafe or unsound practice; issuing administrative orders; requiring the organization to increase capital; requiring the organization to sell subsidiaries or other assets; restricting dividends and distributions; restricting the growth of the organization; assessing civil money penalties; removing officers and directors; and terminating deposit insurance. The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the depository institution's bank regulators.

Regulatory Supervision of Other Arrow Subsidiaries

The insurance agency subsidiaries of Glens Falls National are subject to the licensing and other provisions of New York State Insurance Law and are regulated by the New York State Department of Financial Services. Arrow's investment adviser subsidiary is subject to the licensing and other provisions of the federal Investment Advisers Act of 1940 and is regulated by the SEC.

Regulation of Transactions between Banks and their Affiliates

Transactions between banks and their "affiliates" are regulated by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). Each of our organization's non-bank subsidiaries (other than the business trusts we formed to issue our TRUPs) is a subsidiary of one of our banks, and also is an "operating subsidiary" under Sections 23A and 23B. This means the non-bank subsidiary is considered to be part of the bank that owns it and thus is not an affiliate of the bank. However, each of our two banks is an affiliate of the other bank, and our holding company (Arrow) is also an affiliate of each bank. Extensions of credit that a bank may make to affiliates, or to third parties secured by securities or obligations of the affiliates, are substantially limited by the FRA and the Federal Deposit Insurance Act (the "FDIA"). Such acts further restrict the range of permissible transactions between a bank and any affiliate, including a bank affiliate. Furthermore, under the FRA, a bank may engage in certain transactions, including

# 6

loans and purchases of assets, with a non-bank affiliate, only if certain special conditions, including collateral requirements for loans, are met and if the other terms and conditions of the transaction, including interest rates and credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions by it with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered by it to non-affiliated companies.

Regulatory Capital Standards

An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
Bank Capital Rules. The Dodd-Frank Act, among other things, directed U.S. bank regulators to promulgate new capital standards for U.S. banking organizations, which needed be at least as strict (i.e., must establish minimum capital levels that are at least as high) as the regulatory capital standards that were in effect for U.S. insured depository financial institutions at the time Dodd-Frank was enacted in 2010.
In July 2013, federal bank regulators, including the FRB and the OCC, approved their final new bank capital rules aimed at implementing these Dodd-Frank capital requirements. These rules were also intended to coordinate U.S. bank capital standards with the current drafts of the Basel III proposed bank capital standards for all of the developed world's banking organizations. The federal regulators' new capital rules (the "Capital Rules"), which impose significantly higher minimum capital ratios on U.S. financial institutions than the rules they replaced, became effective for our holding company and banks on January 1, 2015, and will be fully phased in by 2019.
The new Capital Rules, like the rules they replaced, consist of two basic types of capital measures, a leverage ratio and set of risk-based capital measures. Within these two broad types of rules, however, significant changes were made in the new Capital Rules, as discussed below.
Leverage Rule. The new Capital Rules did not fundamentally alter the structure of the leverage rule that previously applied to banks and bank holding companies, except to increase the minimum required leverage ratio from 3.0% to 4.0%. The leverage ratio continues to be defined as the ratio of the institution's "Tier 1" capital (as defined under the new leverage rule) to total tangible assets (again, as defined under the new leverage rule).
Risk-Based Capital Measures. The principal changes under the new Capital Rules involve the other basic type of regulatory capital measures, the so-called risk-based capital measures. As a general matter, risk-based capital measures assign various risk weightings to all of the institution's assets, by asset type, and to certain off-balance sheet items, and then establish minimum levels of capital to the aggregate dollar amount of such risk-weighted assets. The general effect of the new risk-based Capital Rules was to increase most of the pre-existing risk-based minimum capital ratios and to introduce several new minimum capital ratios and capital definitions. The basic result was to increase required capital for banks and their holding companies.
Under the new risk-based Capital Rules, there are 8 major risk-weighted categories of assets (although there are several additional super-weighted categories for high-risk assets that are generally not held by community banking organizations like ours). The new rules also are more restrictive in their definitions of what qualify as capital components. Most importantly, the new rules, as required under Dodd-Frank, added several new risk-based capital measures that also must be met. One such measure is the "common equity tier 1 capital ratio" (CET1). For this ratio, only common equity (basically, common stock plus surplus plus retained earnings) qualifies as capital (i.e., CET1). Preferred stock and trust preferred securities, which qualified as Tier 1 capital under the old Tier 1 risk-based capital measure (and continue to qualify as capital under the new Tier 1 risk-based capital measure), are not included in CET1 capital. Technically, under the new rules, CET1 capital also includes most elements of accumulated other comprehensive income (AOCI), including unrealized securities gains and losses, as part of both total regulatory capital (numerator) and total assets (denominator). However, smaller banking organizations like ours were given the opportunity to make a one-time irrevocable election to include or not to include certain elements of AOCI, most notably unrealized securities gains or losses. We made such an election, i.e., not to include unrealized securities gains and losses in calculating our CET1 ratio under the new Capital Rules. The minimum CET1 ratio under the new rules, effective January 1, 2015, is 4.50%, which will remain constant throughout the phase-in period.
Consistent with the general theme of higher capital levels, the new Capital Rules also increased the minimum ratio for Tier 1 risk-based capital, which was 4.0%, to 6.0%, effective January 1, 2015. The minimum level for total risk-based capital under the new Capital Rules remained at 8.0%, the same level as under the old rules.
The new Capital Rules incorporate a capital concept, the so-called "capital conservation buffer" (set at 2.5%, after full phase-in), which must be added to each of the minimum required risk-based capital ratios (i.e., the minimum CET1 ratio, the minimum Tier 1 risk-based capital ratio and the minimum total risk-based capital ratio). The capital conservation buffer is being phased-in over four years beginning January 1, 2016 (see the table below). When, during economic downturns, an institution's capital begins to erode, the first deductions from a regulatory perspective would be taken against the conservation buffer. To the extent that such deductions should erode the buffer below the required level (2.5% of total risk-based assets), the institution will not necessarily be required to replace the buffer deficit immediately, but will face restrictions on paying dividends and other negative consequences until the buffer is fully replenished.
Also under the new Capital Rules, and as required under Dodd-Frank, TRUPs issued by small- to medium-sized banking organizations (such as ours) that were outstanding on the Dodd-Frank grandfathering date for TRUPS (May 19, 2010) will continue to qualify as tier 1 capital, up to a limit of 25% of tier 1 capital, until the TRUPs mature or are redeemed. See the discussion of grandfathered TRUPs in section D of this item under "The Dodd-Frank Act."

The following is a summary of the new definitions of capital under the various new risk-based measures in the new Capital Rules:

# 7

Common Equity Tier 1 Capital: Equals the sum of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income (AOCI), and qualifying minority interests, minus applicable regulatory adjustments and deductions. Such deductions will include AOCI, if the organization exercises its irrevocable option not to include AOCI in capital (we made such an election). Mortgage-servicing assets, deferred tax assets, and investments in financial institutions are limited to 15 percent of CET1 in the aggregate and 10 percent of CET1 for each such item individually.
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

The following table presents the transition schedule applicable to our holding company and banks under the new Capital Rules:

Year, as of January 1	2015	2016	2017	2018	2019
Minimum CET1 Ratio	4.500%	4.500%	4.500%	4.500%	4.500%
Capital Conservation Buffer ("Buffer")	N/A	0.625%	1.250%	1.875%	2.500%
Minimum CET1 Ratio Plus Buffer	4.500%	5.125%	5.750%	6.375%	7.000%
[ Phase-in of Deductions from CET1 (e.g., AOCI)]	40.000%	60.000%	80.000%	100.000%	100.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%	6.000%	6.000%	6.000%	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	N/A	6.625%	7.250%	7.875%	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%	8.000%	8.000%	8.000%	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	N/A	8.625%	9.250%	9.875%	10.500%
Minimum Leverage Ratio	4.000%	4.000%	4.000%	4.000%	4.000%

These minimum capital ratios, especially the CET1 ratio (4.5%) and the Tier 1 risk-based capital ratio (6.0%), which began to apply to our organization on January 1, 2015, represent a heightened and more restrictive capital regime than institutions like ours previously had to meet, and the four year phase-in of the new regulatory capital buffer, which began this past January 1, 2016, will add to the stress on banks' profitability.

At December 31, 2015, our holding company and both of our banks exceeded by a substantial amount each of the minimum capital ratios established under the new Capital Rules, including the new minimum CET1 Ratio, the new minimum Tier 1 Risk-Based Capital Ratio, the new minimum Total Risk-Based Capital Ratio, and the new minimum Leverage Ratio. See Note 19 to our audited financial statements, beginning on page 99, for a presentation of our period-end ratios for 2015 and 2014.

Regulatory Capital Classifications. Under applicable banking law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  The regulators have established five capital classifications for banking institutions, ranging from the highest category of "well-capitalized" to the lowest category of "critically under-capitalized". As a result of the regulators' adoption of the new Capital Rules, the definitions for determining which of the five capital classifications a particular banking organization will fall into were changed, effective as of January 1, 2015. Under the revised capital classifications, a banking institution is considered "well-capitalized" if it meets the following capitalization standards on the date of measurement: a CET1 risk-based capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater, and a total risk-based capital ratio of 10.00% or greater, provided the institution is not subject to any regulatory order or written directive regarding capital maintenance.
As of December 31, 2015, our holding company and both of our banks qualified as "well-capitalized" under the new capital classification scheme.

Dividend Restrictions; Other Regulatory Sanctions

A holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business through acquisitions of additional banking organizations or permitted non-bank companies, may be restricted if its capital falls below minimum regulatory capital ratios or fails to meet other informal capital guidelines that the regulators may apply from time to time to specific banking organizations.  In addition to these potential regulatory limitations on payment of dividends, our holding company's ability to pay dividends to our shareholders, and our subsidiary banks' ability to pay dividends to our holding company are also subject to various restrictions under applicable corporate laws, including banking laws (which affect our subsidiary banks) and the New York Business Corporation Law (which affects our holding company). The ability of our holding company and banks to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies, the phase-in of the new, more stringent bank capital guidelines and applicable law.
In cases where banking regulators have significant concerns regarding the financial condition, assets or operations of a bank or bank holding company, the regulators may take enforcement action or impose enforcement orders, formal or informal, against

# 8

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
Privacy and Confidentiality Laws
Arrow and its subsidiaries are subject to a variety of laws that regulate customer privacy and confidentiality. The Gramm-Leach-Bliley Act requires financial institutions to adopt privacy policies, to restrict the sharing of nonpublic customer information with nonaffiliated parties upon the request of the customer, and to implement data security measures to protect customer information. The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, regulates use of credit reports, providing of information to credit reporting agencies and sharing of customer information with affiliates, and sets identity theft prevention standards.

D. RECENT LEGISLATIVE DEVELOPMENTS

The principal federal law enacted after the 2008-2009 financial crisis that attempted to deal with the causes of that crisis was the Dodd-Frank Act of 2010. Dodd-Frank has significantly affected all financial institutions, including Arrow and our banks. There are other earlier-enacted banking laws that continue to significantly impact our operations. The Dodd-Frank Act and these other statutes are discussed briefly below.

The Dodd-Frank Act

As a result of the 2008-2009 financial crisis, the U.S. Congress passed and the President signed the Dodd-Frank Act on July 21, 2010. While some of the Act's provisions have not had, and likely will not have, any direct impact on Arrow, other provisions have impacted or likely will impact our business operations and financial results in a significant way. These include the establishment of a new regulatory body known as the Consumer Financial Protection Bureau ("the CFPB"), which operates as an independent entity within the Federal Reserve System and is authorized to issue rules for consumer protection, some of which have increased, and likely will continue to increase banks' compliance expenses, thereby reducing or restraining profitability. For depository institutions with $10 billion or less in assets (such as Arrow's banks), the banks' traditional regulatory agencies (for our banks, the OCC), and not the CFPB, will have primary examination and enforcement authority over the banks' compliance with new CFPB rules as well as all other consumer protection rules and regulations.  However, the  CFPB has the right to include its examiners on a "sampling" basis in examinations conducted by the traditional regulators and is authorized to give those agencies input and recommendations with respect to consumer protection laws and to require reports and other examination documents. The CFPB has broad authority to curb practices it finds to be unfair, deceptive and abusive. What constitutes "abusive" behavior has been broadly defined and is very likely to create an environment conducive to increased litigation.  This is likely to be exacerbated by the

# 9

fact that, in addition to the federal authorities charged with enforcing the CFPB's rules, state attorneys general are also authorized to enforce certain of the Federal consumer laws transferred to the CFPB and the rules issued by the CFPB thereunder.
Dodd-Frank also directed the federal banking authorities to issue new capital requirements for banks and holding companies. See the discussion under “Regulatory Capital Standards” on page 7 of this Report. Dodd-Frank also provided that any new issuances of trust preferred securities (TRUPs) by bank holding companies having between $500 million and $15 billion in assets (such as Arrow) will no longer be able to qualify as Tier 1 capital, although previously issued TRUPs of such bank holding companies that were outstanding on the Dodd-Frank grandfathering date (May 19, 2010), including the $20 million of TRUPs issued by Arrow before that date, will continue to qualify as Tier 1 capital until maturity or earlier redemption, subject to certain limitations. The new bank Capital Rules, in their final form, preserve this "grandfathered" status of TRUPs previously issued by small- to mid-sized financial institutions like Arrow before the grandfathering date. Generally, however, TRUPs, which were an important financing tool for community banks such as ours, can no longer be counted on as a viable source of new capital for banks, unless the U.S. Congress passes legislation that specifically accords regulatory capital status to newly-issued TRUPs.
Bank regulators have not finished promulgating all the rules required to be issued by them under Dodd-Frank and many of the new rules will have phase-in periods even after final promulgation. (Many of the rules already issued also will become effective only on a deferred, phased-in basis, including the recently issued new rules under the Home Mortgage Disclosure Act. The following is a summary of some additional Dodd-Frank provisions likely to have a material impact, positive or negative, as the case may be, on us and our customers:

1. Increase of FDIC deposit insurance to $250,000 per customer made permanent by statute.
2. Changes in the methodology for assessing FDIC deposit insurance premiums on banks. Such assessment as a result of Dodd-Frank is now asset-based, not deposit-based, as was previously the case. This change has had the effect of actually reduces insurance costs for most small- to mid-sized institutions, like Arrow. Under the new method, our premiums were reduced from $513 thousand of FDIC and FICO assessments for the first quarter of 2011 (the last quarter under the old deposit-based method of assessment), to $267 thousand of expense for the second quarter of 2011 (under the new asset-based method), a decline of 48%.
3. New limitations imposed by Dodd-Frank on debit card interchange fees, which technically apply only to the very large banks having more than $10 billion in assets. Despite the fact that we are not a large bank, this change has already had and likely will continue to have a negative impact on us, as on many smaller banks, due to competitive pressures.
4. Requirements for mortgage originators to act in the best interests of a consumer and to seek to ensure that a consumer will have the ability to repay certain consumer loans. This change imposes fiduciary-like standards on banks, exposing them to an enhanced risk of liability to customers and regulators generally.
5. Requirements for comprehensive additional residential mortgage loan-related disclosures, which has increased our costs.
6. A comprehensive overhaul of the Home Mortgage Disclosure Act rules and information collection and data reporting requirements, which also has increased our costs.
7. Statutory implementation of “source of strength doctrine” for both bank and savings and loan holding companies, under which the Federal Reserve can compel a holding company to contribute additional capital to its subsidiary depository institutions.
8. Limitation of previously established Federal preemption standards for national banks (such as our banks). Dodd-Frank reduces the extent to which state law is preempted by Federal law with regard to certain operations of national banks, particularly the operations of their subsidiaries.  This greatly increases the potential for state authorities as well as bank customers, to challenge the way national banks do business on a state-by-state basis, substantially increasing such banks' exposure.
9. Repeal of the federal prohibitions on the payment of interest on demand deposits. This has enabled depository institutions to pay interest on business transaction and other accounts, and more importantly, has exposed them to competitive pressures to do so (i.e., pay interest on commercial deposits), thereby increasing overall costs of their deposit liabilities.

To date, implementation of the Dodd-Frank Act provisions has resulted in many new mandatory and discretionary rule-makings by regulatory authorities, a process that is still not completed, almost six years after Dodd-Frank's enactment. As a result, bank holding companies and their bank and non-bank operating subsidiaries have faced thousands of new pages of regulations and associated regulatory burdens still being formulated, several of which are highly controversial and the implementation of which will be costly and time consuming.

Other Federal Laws Affecting Banks

Federal laws enacted in 2008, before Dodd-Frank, also in response to the financial crisis, included The Emergency Economic Stabilization Act of 2008 (EESA) and the American Recovery and Reinvestment Act of 2008 (ARRA). These laws established emergency capital and liquidity support programs which enabled many major financial institutions to survive the crisis. Such programs served their purpose and have largely run their course or been superseded by subsequent statutory and regulatory measures, principally Dodd-Frank. We did not need to participate, nor did we request to participate or actually participate, in any of the emergency capital support programs.
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

# 10

The Sarbanes-Oxley Act ("Sarbanes-Oxley"), signed into law on July 30, 2002, adopted a number of measures having a significant impact on all publicly-traded companies, including Arrow.  Generally, Sarbanes-Oxley sought to improve the quality of financial reporting of these companies by compelling them to adopt good corporate governance practices and by strengthening the independence of their auditors.  Sarbanes-Oxley placed substantial additional duties on directors, officers, auditors and attorneys of public companies.  Among other specific measures, Sarbanes-Oxley required that the chief executive officers and chief financial officers of such companies certify to the SEC, in the holding company's annual and quarterly reports filed with the SEC, regarding the accuracy of the company's financial statements contained therein and the integrity of its internal controls.  Sarbanes-Oxley also accelerated insiders' reporting requirements for transactions in company securities, restricted certain executive officer and director transactions, imposed obligations on corporate audit committees, and provided for enhanced review of company filings by the SEC.  As part of the general effort to improve public company auditing, Sarbanes-Oxley placed limits on non-audit services that may be performed by a company's independent auditors and required that the company's Audit Committee review and approve in advance any non-audit services performed by the independent auditor, as well as its audit services.  Sarbanes-Oxley created a federal public company accounting oversight board (the PCAOB) to set auditing standards, inspect registered public accounting firms, and exercise enforcement powers, subject to oversight by the SEC.
In the wake of Sarbanes-Oxley, the nation's stock exchanges, including the exchange on which Arrow's stock is listed, the National Association of Securities Dealers, Inc. ("NASDAQ®"), promulgated a wide array of new corporate governance standards that must be followed by listed companies.  The NASDAQ® standards include a requirement that a majority of the Board of Directors of a listed company consist of Directors who are "independent" of management, as defined in exchange-adopted regulations, and that the audit, compensation and nomination committees of the Board consist exclusively of independent directors (with "independent," for purposes of serving on the audit and compensation committees, defined even more rigorously).  Over the years, we have implemented a variety of corporate governance measures and procedures to comply with Sarbanes-Oxley and the NASDAQ® listing requirements.
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

Deposit Insurance Laws and Regulations

The FDIC, which collects insurance premiums from banks on insured deposits, has made several modifications in recent years to its deposit insurance premium structure that have had a significant impact on bank earnings, the most important of which was the FDIC's decision to calibrate premiums based on the total assets (versus total deposits) of insured institutions. This has tended to benefit smaller regional banks such as ours, that typically maintain a higher ratio of deposits to total assets than the large, money-center banks. In 2007, after a several year period in which banks were charged no or very low premiums for deposit insurance, the FDIC resumed charging financial institutions an FDIC deposit insurance premium, under a new risk-based assessment system. Under this system, institutions in Risk Category I (the lowest of four risk categories) paid a rate (based on a formula) of 5 to 7 cents per $100 of assessable deposits.
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
We are unable to predict whether or to what extent the FDIC may elect to impose additional special assessments on insured institutions in upcoming years, if bank failures should once again become a significant problem on a system-wide basis.

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

# 11

F. COMPETITION
We face intense competition in all markets we serve.  Competitors include traditional local commercial banks, savings banks and credit unions, non-traditional internet-based lending alternatives, as well as local offices of major regional and money center banks.  Like all banks, we encounter strong competition in the mortgage lending space from a wide variety of other mortgage originators, all of whom are principally affected in this business by the rate and terms set, and the lending practices established from time-to-time by the very large government sponsored enterprises ("GSEs") engaged in residential mortgage lending, most importantly, “Fannie Mae” and “Freddie Mac.” These GSEs purchase and/or guarantee a very substantial dollar amount and number of mortgage loans, which in 2015 accounted for a large majority of the total amount of mortgage loans extended in the U.S. Additionally, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market funds, mutual funds and credit card companies offer substantive equivalents of the various other types of loan and financial products and transactional accounts that we offer, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to us.  Under federal banking laws, such non-banking financial organizations not only may offer products comparable to those offered by commercial banks, but also may establish or acquire their own commercial banks.
G. EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of the executive officers of Arrow and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas J. Murphy, CPA	57
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

Terry R. Goodemote, CPA	52
Chief Financial Officer of Arrow since January 1, 2007. He also has been Executive Vice President of Arrow (since January 1, 2013); prior to that, he was Senior Vice President of Arrow (since 2008). Mr. Goodemote also serves as Chief Financial Officer of GFNB (since January 1, 2007) and as Senior Executive Vice President of GFNB (since July 1, 2011). Before that he was Executive Vice President of GFNB (since 2008). Prior to becoming Chief Financial Officer, Mr. Goodemote served as Senior Vice President and Head of the Accounting Division of GFNB. Mr. Goodemote started with the Company in 1992.

David S. DeMarco	54
Senior Vice President of Arrow since May 1, 2009. Mr. DeMarco has been the President and Chief Executive Officer of SNB since January 1, 2013. Prior to that date, Mr. DeMarco served as Executive Vice President and Head of the Branch, Corporate Development, Financial Services & Marketing Division of GFNB since January 1, 2003. Mr. DeMarco started with the Company in 1987.

David D. Kaiser	55
Senior Vice President and Chief Loan Officer of Arrow since February 1, 2015. Mr. Kaiser has also served as Executive Vice President of GFNB and SNB since 2012 and as Chief Loan Officer of GFNB and SNB since 2011. Previously, he served as the Corporate Banking Manager for GFNB from 2005 to 2011. Mr. Kaiser started with the Company in 2000.

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

# 12

Item 1A. Risk Factors
Our financial results and the market price of our stock are subject to risks arising from many factors, including the risks listed below, as well as other risks and uncertainties. Any of these risks could materially and adversely affect our business, financial condition or results of operations. (Please note that the discussion below regarding potential impact on Arrow of certain of these factors that may develop in the future is not meant to provide predictions by Arrow's management that such factors will develop, but to acknowledge the possible negative consequences to our company and business if certain conditions develop.)
Difficult market conditions continue to adversely affect the U.S. commercial banking industry and its core business of making and servicing loans and could adversely affect our ability to originate loans. Many existing or potential loan customers of commercial banks, especially individuals and small businesses, continue to experience financial and budgetary pressures that both challenge their ability to service their existing indebtedness and sharply restrict their ability or willingness to incur additional indebtedness. The demand for loans has generally increased in recent years, and very low prevailing rates of interest for all types of credit still exist, which makes borrowing more affordable and attractive to customers of all types. However, while the U.S. economy and our regional economy have shown signs of improvement in recent years, consumers and small businesses are still struggling under heavy debt loads, which will continue to weigh against any surge in growth or profitability in the banking sector. This cautionary scenario confronts us as it confronts all commercial banks, large and small, and could adversely affect our ability to originate loans.
We face continuing and growing security risks to our information base including the information we maintain relating to our customers, and breaches in the security systems we have implemented to protect this information could have a negative effect on our business operations and financial condition. We have implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including the security and privacy of all confidential customer information. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect our business operations from every type of problem in every situation. A failure or circumvention of these controls could have a material adverse effect on our business operations and financial condition.
Also, the computer systems and network infrastructure that we use are always vulnerable to unforeseen disruptions, including theft of confidential customer information (“identity theft”) and interruption of service as a result of fire, natural disasters, explosion, general infrastructure failure or cyber attacks. These disruptions may arise in our internally developed systems, or the systems of our third-party service providers or may originate from the actions of our consumer and business customers who access our systems from their own networks or digital devices to process transactions. Information security and cyber security risks have increased significantly in recent years because of consumer demand to use the Internet and other electronic delivery channels to conduct financial transactions. Cyber security risk is a major concern to financial services regulators and all financial service providers, including our company. These risks are further exacerbated due to the increased sophistication and activities of organized crime, hackers, terrorists and other disreputable parties. We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks or unauthorized access remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.

U.S. bank loan portfolios, although generally improving in quality, continue to experience signs of weakness or stress, particularly in the consumer loan sector, which could deteriorate if the U.S. economy experiences even a modest downturn and which could have an adverse impact on our financial condition. Home prices in all regions of the U.S., including our market area in northeastern New York, have stabilized or even strengthened somewhat in recent periods. Delinquency and charge-off rates in bank loan portfolios have also improved. However, many banks continue to have substantial exposure in their loan portfolios to borrowers, particularly individual and small business borrowers, that if confronted by an economic downturn of any consequence, including one that results in their loss of their job or the failure of their business, may quickly fall in arrears on their borrowings. We, like most banks, believe that the quality of our loan portfolio is strong and our allowance is entirely adequate to cover all embedded risk, but any downturn of consequence in the economy, nationwide or in our region, would likely rekindle the stress in loan portfolios, potentially damaging our financial condition and results.
Persistent volatility in the U.S. equity markets, coupled with economic instability and uncertainty, has an adverse effect on the core business of the U.S. commercial banking sector which could adversely impact our financial results. The U.S. financial sector, particularly that portion that is focused on the equity markets (i.e., “Wall Street”), has largely recovered from the 2008-2009 financial crisis. However, increased market volatility during the latter half calendar year 2015 and early 2016, has had a negative effect on many investors, including those holding shares of financial institutions. At the same time, the wider U.S. economy, especially the business sector that underlies the day-to-day health of U.S. commercial banks (“Main Street”), continues to experience a much slower recovery. In some areas of the U.S. and some sectors of the U.S. economy companies, workers and

# 13

municipalities have not returned to the levels of financial health they enjoyed before the 2008-2009 crisis. Commercial banks like ours are much more closely tied, in terms of growth and profits, to the Main Street sector than the Wall Street sector. Accordingly, our financial results and condition may continue to be pressured by the modest and uneven growth in the U.S. economy generally or in our region.
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
Our depositor/customer awareness of the changing regulatory environment is particularly true of the recently adopted set of laws and regulations under the Dodd-Frank Act, which were passed in the aftermath of the 2008-2009 financial crisis and in large part were intended to better protect bank customers (and to some degree, banks) against the wide variety of lending products and aggressive lending practices that pre-dated the crisis and are seen as having contributed to its severity. Although not all banks offered such products or engaged in such practices, all banks are affected by the new laws and regulations to some degree.
Dodd-Frank restricts our lending practices, requires us to expend substantial additional resources to safeguard customers, significantly increases our regulatory burden, and subjects us to significantly higher minimum capital requirements which, in the long run, may serve as a drag on our earnings, growth and ultimately on our dividends and stock price (the new capital standards are separately addressed in the following risk factor).
While it is difficult to predict the full extent to which Dodd-Frank and the resulting new regulations and rules may adversely impact our business or financial results, we are certain Dodd-Frank will continue to increase our costs, and require us to modify certain strategies, business operations and capital and liquidity structures which, individually or collectively, may very well have a material adverse impact on our financial condition.

New capital and liquidity standards adopted by the U.S. banking regulators require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case. New and evolving capital standards, particularly those adopted as a result of Dodd-Frank, will have a significant effect on banks and bank holding companies, including Arrow. These new standards, which now apply and will be fully phased-in over the next several years, force bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases.
If economic conditions should worsen and the U.S. experiences a recession or prolonged economic stagnation, our allowance for loan losses may not be adequate to cover actual losses. Like all financial institutions, we maintain an allowance for loan losses to provide for probable loan losses at the balance sheet date. Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio and other factors. While we have continued to enjoy a very high level of quality in our loan portfolio generally and very low levels of loan charge-offs and non-performing loans, if the economy in our geographic market area, the northeastern region of New York State, or in the U.S. generally, should deteriorate to the point that recessionary conditions return, or if the regional or national economy experiences a protracted period of stagnation, the quality of our loan portfolio may weaken significantly. As a result, our allowance for loan losses may not be adequate to cover actual loan losses, and future increases in provisions for loan losses could materially and adversely affect financial results. Moreover, weak or worsening economic conditions often lead to difficulties in other areas of our business, including growth of our business generally, thereby compounding the negative effects on earnings.
The current interest rate environment is not particularly favorable for commercial banks or their core businesses, and any prospective changes in prevailing interest rates may actually have a negative impact on our prospects and performance. Prevailing market interest rates, and changes in those rates, have a direct and material impact on the financial performance and condition of commercial banks. A bank’s net interest income generally comprises the majority of its total income, and changes in prevailing rates for bank assets and bank liabilities significantly affect its net interest income.
Currently, market interest rates in the U.S., across all maturities and for all types of loans remain at, or close, to historic lows, despite the Federal Reserve's recent and long anticipated increase in the Federal funds rate. The continuing, long-lasting and

# 14

historic low rate environment has placed lending institutions such as commercial banks in a very challenging position.
In December 2015, the Fed, after allowing the Fed funds rate to remain at the unprecedented low level of 0 to 25 basis points for almost seven years, raised the Fed funds rate, and presumably short-term interest rates generally, by 25 basis points. The general understanding that the Fed encouraged, in connection with this rate rise, was that there would likely be additional rate increases during the remainder of 2016, perhaps modest in size, but marking the beginnings of an upward trend. In the event, the general perception of a weakening of various economic factors combined with a sudden drop in the equity markets that followed the Fed's rate hike in late 2015 and early 2016, have led many in the financial markets to predict that the Fed may reconsider its long-term intentions on successive, even moderate interest rate increases, at least in the foreseeable future. In the long run, even a general gradual increase in prevailing interest rates across all maturities, if that should occur, may be beneficial to the banking sector, including our banks. However, at least in the short run, even moderate increases in market rates might be expected to adversely impact the commercial banking sector in certain respects. Bank liabilities (deposits) typically reprice much more quickly than bank assets (investments and loans). If the Fed raises rates too quickly, it could slow economic growth and possibly result in a recession. It is this potential risk to the economy at large that has led the Fed and the world's other central banks to continue with their efforts to ensure a long-term, low-rate environment through financial repression, and that presents commercial banks with the conundrum of an unfavorable rate situation that might not improve, even if rates rise. Whatever the Fed and the other central banks in the developed world elect to do from the standpoint of monetary policy, their decisions will affect the activities, results of operations and profitability of banks and bank holding companies such as Arrow. We cannot predict the nature or timing of future changes in monetary and other policies or the effect that they may have on our operations or financial condition.
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
The Company relies on the operations of our banking subsidiaries to provide liquidity which, if limited, could impact our ability to pay dividends to our shareholders or to repurchase our common stock. We are a bank holding company, a separate legal entity from our subsidiaries. Our bank holding company does not have significant operations of its own. The ability of our subsidiaries, including our bank and insurance subsidiaries, to pay dividends is limited by various statutes and regulations. It is possible, depending upon the financial condition of our subsidiaries and other factors, that our subsidiaries might be restricted at some point in their ability to pay dividends to the holding company, including by a bank regulator asserting that the payment of such dividends or other payments would constitute an unsafe or unsound practice. In addition, under Dodd-Frank, we are subjected to consolidated capital requirements at the holding company level. If our holding company or its bank subsidiaries are required to retain capital, we may not be able to pay dividends on our common stock or repurchase shares of our common stock.
If economic conditions worsen and the U.S. financial markets should suffer a downturn, we may experience limited access to credit markets. As discussed under Part I, Item 7.D. “Liquidity,” we maintain borrowing relationships with various third parties that enable us to obtain from them, on relatively short notice, overnight and longer-term funds sufficient to enable us to fulfill our obligations to customers, including deposit withdrawals. If and to the extent these third parties may themselves have difficulty in accessing their own credit markets, we may, in turn, experience a decrease in our capacity to borrow funds from them or other third parties traditionally relied upon by banks for liquidity.
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

# 15

Our business could suffer if we lose key personnel unexpectedly or if employee wages increase significantly. Our success depends, in large part, on our ability to retain our key personnel for the duration of their expected terms of service. On an ongoing basis, we prepare and review back-up plans, in the event key personnel are unexpectedly rendered incapable of performing or depart or resign from their positions. However, any sudden unexpected change at the senior management level may adversely affect our business. In addition, should our industry begin to experience a shortage of qualified employees, we like other financial institutions may have difficulty attracting and retaining entry level or higher bracket personnel and also may experience, as a result of such shortages or the enactment of higher minimum wage laws locally or nationwide, increased salary expense, which would likely negatively impact our results of operations.
We rely on other companies to provide key components of our business infrastructure. Third-party vendors provide key components of our business infrastructure such as Internet connections, network access and mutual fund distribution. The financial health and operational capabilities of these third parties are for the most part beyond our control, and any problems experienced by these third parties, such that they are not able to continue to provide services to us or to perform such services consistent with our expectations, could adversely affect our ability to deliver products and services to our customers and to conduct our business.
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

Item 2. Properties

Our main office is at 250 Glen Street, Glens Falls, New York.  The building is owned by us and serves as the main office for Arrow and Glens Falls National, our principal subsidiary bank.  The main office of our other banking subsidiary, Saratoga National, is in Saratoga Springs, New York. We own twenty-nine branch banking offices, lease ten branch banking offices and lease two residential loan origination offices, all at market rates. We also own two offices specifically dedicated to our insurance agency operations and lease six others. Three of our insurance agency offices are located at our banking locations. We also lease office space in a building near our main office in Glens Falls.
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

# 16

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Arrow Financial Corporation is traded on the Global Select Market of the NASDAQ® Stock Market under the symbol AROW.
The high and low prices listed below represent actual sales transactions, as reported by NASDAQ®.  All stock prices and cash dividends per share have been restated to reflect subsequent stock dividends.  On September 28, 2015, we distributed a 2% stock dividend on our outstanding shares of common stock.

	2015			2014
	Market Price		Cash Dividends Declared	Market Price		Cash Dividends Declared
	Low	High		Low	High
First Quarter	$25.05	$26.99	0.245	$23.55	$26.41	0.240
Second Quarter	24.78	27.45	0.245	23.84	25.94	0.240
Third Quarter	26.06	28.00	0.245	24.34	25.94	0.240
Fourth Quarter	25.82	29.24	0.250	24.61	27.38	0.245

The payment of cash dividends by Arrow is determined at the discretion of its Board of Directors and is dependent upon, among other things, our earnings, financial condition and other factors, including applicable legal and regulatory restrictions.  See "Capital Resources and Dividends" in Part II, Item 7.E. of this Report.
There were approximately 7,300 holders of record of Arrow’s common stock at December 31, 2015. Arrow has no other class of stock outstanding.

Equity Compensation Plan Information
The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2015.  These equity compensation plans were (i) our 2013 Long-Term Incentive Plan ("LTIP"), and its predecessors, our 2008 Long-Term Incentive Plan and our 1998 Long-Term Incentive Plan; (ii) our 2014 Employee Stock Purchase Plan ("ESPP"); and (iii) our 2013 Directors' Stock Plan ("DSP").  All of these plans have been approved by Arrow's shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)(2)	409,482	$22.59	564,358
Equity Compensation Plans Not Approved by Security Holders
Total	409,482		564,358

(1)	All 409,482 shares of common stock listed in column (a) are issuable pursuant to outstanding stock options granted under the LTIP or its predecessor plans.

(2)
The total of 564,358 shares listed in column (c) includes (i) 401,000 shares of common stock available for future award grants under the LTIP, (ii) 130,276 shares of common stock available for future issuance under the ESPP, and (iii) 33,082 shares of common stock available for future issuance under the DSP.

# 17

STOCK PERFORMANCE GRAPHS

The following two graphs provide a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the NASDAQ Banks Index and the Zacks $1B-$5B Bank Assets Index.

The first graph presents comparative stock performance for the five-year period from December 31, 2010 to December 31, 2015 and the second graph presents comparative stock performance for the ten-year period from December 31, 2005 to December 31, 2015.

The historical information in the graphs and accompanying tables may not be indicative of future performance of Arrow stock on the various stock indices.

	TOTAL RETURN PERFORMANCE Period Ending
Index	2010	2011	2012	2013	2014	2015
Arrow Financial Corporation	100.00	91.47	103.50	116.93	128.33	134.33
Russell 2000 Index	100.00	95.82	111.49	154.78	162.35	155.18
NASDAQ Banks Index	100.00	89.43	107.00	153.14	160.92	175.27
Zacks $1B - $5B Bank Assets Index	100.00	93.98	111.99	159.46	166.25	184.07

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2016.

# 18

	TOTAL RETURN PERFORMANCE Period Ending
Index	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Arrow Financial Corporation	100.00	101.28	94.59	115.50	123.08	145.18	132.80	150.27	169.77	186.31	195.02
Russell 2000 Index	100.00	118.37	116.51	77.15	98.11	124.46	119.26	138.76	192.63	202.06	193.14
NASDAQ Banks Index	100.00	112.29	88.87	64.79	53.91	64.11	57.34	68.60	98.18	103.17	112.37
Zacks $1B - $5B Bank Assets Index	100.00	115.68	89.15	87.23	62.63	72.79	68.40	81.52	116.07	121.01	133.99

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2016.

The preceding stock performance graphs and tables shall not be deemed incorporated by reference, by virtue of any general statement contained herein or in any other filing incorporated by reference herein, into any other SEC filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the company specifically incorporates this information by reference into such filing, and shall not otherwise be deemed filed as part of any such other filing.

Unregistered Sales of Equity Securities

None.

# 19

Issuer Purchases of Equity Securities
The following table presents information about repurchases by Arrow during the three months ended December 31, 2015 of our common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Fourth Quarter 2015 Calendar Month	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	9,075	$28.07	—	$4,294,710
November	3,820	27.62	—	4,294,710
December	18,100	27.54	—	4,294,710
Total	30,995	27.70	—

1The total number of shares purchased and the average price paid per share listed in columns (a) and (b) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, and (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's compensatory stock plans in connection with their exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such methods:  October - DRIP purchases (1,667 shares), stock options (7,408 shares) ; November - DRIP purchases (2,263 shares), stock options (1,557 shares); December - DRIP purchases (18,100 shares).
2Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs; does not include any shares purchased or subject to purchase under the DRIP, any shares surrendered or deemed surrendered to Arrow upon exercise of options granted under any compensatory stock plans, or any shares purchased by the Company for its ESOP.  Our only publicly-announced stock repurchase program in effect for the fourth quarter of 2015 was the program approved by the Board of Directors and announced in November 2014, under which the Board authorized management, in its discretion, to repurchase from time to time during 2015, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions (the "2015 Program"). Arrow did not repurchase any of its shares in the fourth quarter of 2015 under the 2015 Program. In October 2015, the Board authorized a repurchase program for 2016 similar to its 2015 program, which also authorizes management to repurchase up to $5 million of stock in the ensuing year (2016).

# 20

Item 6. Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA
Arrow Financial Corporation and Subsidiaries
(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2015	2014	2013	2012	2011
Interest and Dividend Income	$70,738	$66,861	$64,138	$69,379	$76,791
Interest Expense	4,813	5,767	7,922	11,957	18,679
Net Interest Income	65,925	61,094	56,216	57,422	58,112
Provision for Loan Losses	1,347	1,848	200	845	845
Net Interest Income After Provision for Loan Losses	64,578	59,246	56,016	56,577	57,267
Noninterest Income	27,995	28,206	27,521	26,234	23,133
Net Gains on Securities Transactions	129	110	540	865	2,795
Noninterest Expense	(57,430)	(54,028)	(53,203)	(51,836)	(51,548)
Income Before Provision for Income Taxes	35,272	33,534	30,874	31,840	31,647
Provision for Income Taxes	10,610	10,174	9,079	9,661	9,714
Net Income	$24,662	$23,360	$21,795	$22,179	$21,933
Per Common Share: [1]
Basic Earnings	$1.91	$1.82	$1.70	$1.74	$1.73
Diluted Earnings	1.91	1.81	1.70	1.74	1.72
Per Common Share: [1]
Cash Dividends	$0.99	$0.97	$0.95	$0.93	$0.90
Book Value	16.54	15.61	14.94	13.78	13.07
Tangible Book Value [2]	14.61	13.62	12.91	11.70	10.97
Consolidated Year-End Balance Sheet Data:
Total Assets	$2,446,188	$2,217,420	$2,163,698	$2,022,796	$1,962,684
Securities Available-for-Sale	402,309	366,139	457,606	478,698	556,538
Securities Held-to-Maturity	320,611	302,024	299,261	239,803	150,688
Loans	1,573,952	1,413,268	1,266,472	1,172,641	1,131,457
Nonperforming Assets [3]	8,924	8,162	7,916	9,070	8,128
Deposits	2,030,423	1,902,948	1,842,330	1,731,155	1,644,046
Federal Home Loan Bank Advances	137,000	51,000	73,000	59,000	82,000
Other Borrowed Funds	43,173	39,421	31,777	32,678	46,293
Stockholders’ Equity	213,971	200,926	192,154	175,825	166,385
Selected Key Ratios:
Return on Average Assets	1.05%	1.07%	1.04%	1.11%	1.13%
Return on Average Equity	11.86	11.79	12.11	12.88	13.45
Dividend Payout [4]	51.83	53.59	55.88	53.45	52.33

1Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent
September 2015 2% stock dividend.
2Tangible book value excludes goodwill and other intangible assets from total equity.
3Nonperforming assets consist of nonaccrual loans, loans past due 90 or more days but still accruing interest, repossessed assets, restructured loans, other real estate owned and nonaccrual investments.
4Dividend Payout Ratio – cash dividends per share to fully diluted earnings per share.

# 21

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information Dollars in thousands, except per share amounts Share and per share amounts have been restated for the September 2015 2% stock dividend

Quarter Ended	12/31/2015	9/30/2015	6/30/2015	3/31/2015	12/31/2014
Net Income	$6,569	$5,933	$6,305	$5,855	$6,369
Transactions Recorded in Net Income (Net of Tax):
Net Gains (Losses) on Securities Transactions	14	—	10	54	—
Share and Per Share Data:
Period End Shares Outstanding	12,939	12,905	12,875	12,880	12,874
Basic Average Shares Outstanding	12,918	12,888	12,886	12,886	12,867
Diluted Average Shares Outstanding	12,979	12,929	12,922	12,924	12,908
Basic Earnings Per Share	$0.51	$0.46	$0.49	$0.45	$0.49
Diluted Earnings Per Share	0.51	0.46	0.49	0.45	0.49
Cash Dividend Per Share	0.250	0.245	0.245	0.245	0.245
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$44,603	$17,788	$37,303	$30,562	$58,048
Investment Securities	716,947	711,830	701,329	673,753	664,334
Loans	1,556,234	1,502,620	1,456,534	1,422,005	1,401,601
Deposits	2,075,825	1,970,738	1,983,647	1,949,776	1,962,698
Other Borrowed Funds	127,471	148,887	99,994	69,034	56,185
Shareholders’ Equity	213,219	209,334	206,831	202,552	202,603
Total Assets	2,442,964	2,356,121	2,316,427	2,248,054	2,247,576
Return on Average Assets	1.07%	1.00%	1.09%	1.06%	1.12%
Return on Average Equity	12.22%	11.24%	12.23%	11.72%	12.47%
Return on Tangible Equity [1]	13.86%	12.79%	13.94%	13.42%	14.28%
Average Earning Assets	$2,317,784	$2,232,238	$2,195,166	$2,126,320	$2,123,983
Average Interest-Bearing Liabilities	1,854,549	1,772,156	1,770,023	1,713,253	1,716,699
Interest Income, Tax-Equivalent	19,619	18,924	18,501	18,073	18,213
Interest Expense	1,231	1,253	1,243	1,086	1,219
Net Interest Income, Tax-Equivalent	18,388	17,671	17,258	16,987	16,994
Tax-Equivalent Adjustment	1,109	1,093	1,094	1,083	1,073
Net Interest Margin [1]	3.15%	3.14%	3.15%	3.24%	3.17%
Efficiency Ratio Calculation [1]:
Noninterest Expense	$14,242	$14,850	$14,383	$13,955	$13,299
Less: Intangible Asset Amortization	(78)	(79)	(80)	(91)	(94)
Net Noninterest Expense	$14,164	$14,771	$14,303	$13,864	$13,205
Net Interest Income, Tax-Equivalent [1]	$18,388	$17,671	$17,258	$16,987	$16,994
Noninterest Income	6,687	7,137	7,444	6,856	7,060
Less: Net Securities Gains	(23)	—	(16)	(90)	—
Net Gross Income, Adjusted	$25,052	$24,808	$24,686	$23,753	$24,054
Efficiency Ratio [1]	56.54%	59.54%	57.94%	58.37%	54.90%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$213,971	$211,142	$206,947	$204,965	$200,926
Book Value per Share	16.54	16.36	16.07	15.91	15.61
Intangible Assets	24,980	25,266	25,372	25,492	25,628
Tangible Book Value per Share [1]	14.61	14.40	14.10	13.93	13.62
Capital Ratios:
Tier 1 Leverage Ratio	9.25%	9.40%	9.41%	9.57%	9.44%
Common Equity Tier 1 Capital Ratio	12.82%	12.66%	12.92%	13.27%	N/A
Tier 1 Risk-Based Capital Ratio	14.08%	13.93%	14.24%	14.65%	14.47%
Total Risk-Based Capital Ratio	15.09%	14.94%	15.28%	15.73%	15.54%
Assets Under Trust Administration and Investment Management	$1,232,890	$1,195,629	$1,246,849	$1,254,823	$1,227,179
1 See "Use of Non-GAAP Financial Measures" on page 4.

# 22

Selected Twelve-Month Information Dollars in thousands, except per share amounts Share and per share amounts have been restated for the September 2015 2% stock dividend

	2015	2014	2013
Net Income	$24,662	$23,360	$21,795
Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	$78	$67	$326
Period End Shares Outstanding	12,939	12,874	12,859
Basic Average Shares Outstanding	12,894	12,856	12,793
Diluted Average Shares Outstanding	12,942	12,886	12,825
Basic Earnings Per Share	$1.91	$1.82	$1.70
Diluted Earnings Per Share	1.91	1.81	1.70
Cash Dividends Per Share	0.99	0.97	0.95
Average Assets	$2,341,467	$2,190,480	$2,102,788
Average Equity	208,017	198,208	179,990
Return on Average Assets	1.05%	1.07%	1.04%
Return on Average Equity	11.86	11.79	12.11
Average Earning Assets	$2,218,440	$2,068,611	$1,988,884
Average Interest-Bearing Liabilities	1,777,867	1,675,285	1,633,605
Interest Income, Tax-Equivalent [1]	75,117	71,323	68,713
Interest Expense	4,813	5,767	7,922
Net Interest Income, Tax-Equivalent [1]	70,304	65,556	60,791
Tax-Equivalent Adjustment	4,379	4,462	4,575
Net Interest Margin [1]	3.17%	3.17%	3.06%
Efficiency Ratio Calculation [1]
Noninterest Expense	$57,430	$54,028	$53,203
Less: Intangible Asset Amortization	(327)	(387)	(388)
Net Noninterest Expense	$57,103	$53,641	$52,815
Net Interest Income, Tax-Equivalent [1]	$70,304	$65,556	$60,791
Noninterest Income	28,124	28,316	28,061
Less: Net Securities Gains	(129)	(110)	(540)
Net Gross Income, Adjusted	$98,299	$93,762	$88,312
Efficiency Ratio [1]	58.09%	57.21%	59.81%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.25%	9.44%	9.24%
Total Stockholders’ Equity (i.e. Book Value)	$213,971	$200,926	$192,154
Book Value per Share	16.54	15.61	14.94
Intangible Assets	24,980	25,628	26,143
Tangible Book Value per Share [1]	14.61	13.62	12.91
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans	0.06%	0.05%	0.09%
Provision for Loan Losses as a Percentage of Average Loans	0.09%	0.14%	0.02%
Allowance for Loan Losses as a Percentage of Period-End Loans	1.02%	1.10%	1.14%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	232.24%	200.41%	185.71%
Nonperforming Loans as a Percentage of Period-End Loans	0.44%	0.55%	0.61%
Nonperforming Assets as a Percentage of Total Assets	0.36%	0.37%	0.37%
1 See "Use of Non-GAAP Financial Measures" on page 4.

# 23

Arrow Financial Corporation
Reconciliation of Non-GAAP Financial Information
(Dollars In Thousands, Except Per Share Amounts)

Footnotes:

1.	Share and Per Share Data have been restated for the September 28, 2015, 2% stock dividend.

2.
Tangible Book Value and Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance.

		12/31/2015	9/30/2015	6/30/2015	3/31/2015	12/31/2014
	Total Stockholders' Equity (GAAP)	$213,971	$211,142	$206,947	$204,965	$200,926
	Less: Goodwill and Other Intangible assets, net	24,980	25,266	25,372	25,492	25,628
	Tangible Equity (Non-GAAP)	$188,991	$185,876	$181,575	$179,473	$175,298

	Period End Shares Outstanding	12,939	12,905	12,875	12,880	12,874
	Tangible Book Value per Share (Non-GAAP)	$14.61	$14.40	$14.10	$13.93	$13.62

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance.

	For the Quarterly Periods:	12/31/2015	9/30/2015	6/30/2015	3/31/2015	12/31/2014
	Net Interest Income (GAAP)	$17,279	$16,578	$16,164	$15,904	$15,921
	Add: Tax-Equivalent adjustment (Non-GAAP)	1,109	1,093	1,094	1,083	1,073
	Net Interest Income - Tax Equivalent (Non-GAAP)	$18,388	$17,671	$17,258	$16,987	$16,994
	Average Earning Assets	2,317,784	2,232,238	2,195,166	2,126,320	2,123,983
	Net Interest Margin (Non-GAAP)*	3.15%	3.14%	3.15%	3.24%	3.17%
	* Quarterly ratios have been annualized
	For the Annual Periods:	12/31/2015	12/31/2014	12/31/2013
	Net Interest Income (GAAP)	$65,925	$61,094	$56,216
	Add: Tax-Equivalent adjustment (Non-GAAP)	4,379	4,462	4,575
	Net Interest Income - Tax Equivalent (Non-GAAP)	$70,304	$65,556	$60,791
	Average Earning Assets	2,218,440	2,068,611	1,988,884
	Net Interest Margin (Non-GAAP)	3.17%	3.17%	3.06%

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

5.
Common Equity Tier 1 Capital Ratio (CET1) is a new regulatory capital measure applicable to financial institutions, effective January 1, 2015. For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, these new bank regulatory capital rules. All prior quarters reflect actual results. The December 31, 2015 CET1 ratio listed in the tables (i.e., 12.82%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		12/31/2015	9/30/2015	6/30/2015	3/31/2015	12/31/2014
	Total Risk Weighted Assets	1,590,129	1,574,704	$1,515,416	$1,452,975	N/A
	Common Equity Tier 1 Capital	213,970	199,377	$195,800	$192,865	N/A
	Common Equity Tier 1 Ratio	12.82%	12.66%	12.92%	13.27%	N/A

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

The following discussion and analysis focuses on and reviews our results of operations for each of the years in the three-year period ended December 31, 2015 and our financial condition as of December 31, 2015 and 2014.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the consolidated financial statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

A. OVERVIEW
Summary of 2015 Financial Results

We reported net income for 2015 of $24.7 million, an increase of $1.30 million or 5.6% over the 2014 total. Diluted earnings per share ("EPS") for 2015 was $1.91, an increase of 10 cents, or 5.4% from our 2014 EPS. Return on average equity ("ROE") for the 2015 year continued to be strong at 11.86%, up slightly from our ROE of 11.79% for the 2014 year. Return on average assets ("ROA") for 2015 also continued to be strong at 1.05%, although down slightly from a ROA of 1.07% for 2014. The decrease in ROA was due to the fact that the growth in average assets out-paced the growth in earnings, while the increase in ROE reflected the fact that net income grew faster than average equity.
The driving factor behind our increase in net income was a significant increase year-over-year in our net interest income. On a tax-equivalent basis, our net interest income for 2015 was $70.3 million, an increase of $4.7 million or 7.2% over the $65.6 million total for 2014. This increase in net interest income was primarily attributable to the significant amount of loan growth we experienced during the year. See our expanded analysis of changes in the loan portfolio beginning on page 39. Our noninterest income

# 25

decreased in 2015 by $192 thousand, or 0.7%, while our noninterest expense increased by $3.4 million, or 6.3%. Another key factor in 2015, was our continued strong asset quality which resulted in a $501 thousand decrease in the provision for loan losses.
Total assets were $2.446 billion at December 31, 2015, which represented an increase of $228.8 million, or 10.3%, above the $2.217 billion level at December 31, 2014. Virtually all asset growth was the result of internal expansion through our pre-existing branch network.
Stockholders' equity was $214.0 million at December 31, 2015, an increase of $13.0 million or 6.5%, from the year earlier level. The components of the change in stockholders' equity since year-end 2014 are presented in the Consolidated Statement of Changes in Stockholders' Equity on page 57, and are discussed in more detail in the last section of this Overview on page 27 entitled, “Increase in Stockholder Equity.”

Regulatory capital: As of December 31, 2015, we continued to exceed all regulatory minimum capital requirements at both the holding company and bank levels, by a substantial amount. As of January 1, 2015, we became subject to new bank regulatory capital standards adopted in 2013 by federal bank regulatory agencies pursuant to the Dodd-Frank Act. These new regulatory standards generally require financial institutions to meet higher minimum capital levels, measured in new ways. The standards are being phased in over a 5-year time period ending in 2019. See "Regulatory Capital Standards" on pages 7-9.

Economic trends and loan quality: During the past three years, economic activity in our market area reflected many positive trends as unemployment declined overall within New York State (NYS), as well as in the region where the Company operates. Unemployment rates in both the Glens Falls and Plattsburgh market areas have diminished almost to pre-recession lows in 2007, in the low 5% range. The housing market has remained stable for the past ten years with little change in the median sales price, although the number of sales has generally declined over the same period. Our nonperforming loans were $6.9 million at December 31, 2015, a decrease of $864 thousand, or 11.1%, from year-end 2014, even with substantial portfolio growth. The ratio of nonperforming loans to period-end loans at December 31, 2015 was .44%, a decrease from .55% at December 31, 2014. By way of comparison, this ratio for our peer group was .83% at December 31, 2015, which itself was a significant improvement for the peer group from its ratio of 3.60% at year-end 2010, and is now below the group's ratio of 1.09% at December 31, 2007 (i.e., before the financial crisis). Loans charged-off (net of recoveries) against our allowance for loan losses amounted to $879 thousand for 2015, up from $712 thousand for 2014. Our ratio of net charge-offs to average loans was a low .06% for 2015, compared to our peer group ratio of .09% for the period ended December 31, 2015. At December 31, 2015, our allowance for loan losses was $16.0 million, representing 1.02% of total loans, a decrease of 8 basis points from the December 31, 2014 ratio.
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

◦
Residential Real Estate Loans: These loans, including home equity loans, make up approximately 40% of our portfolio. We have not experienced any significant increase in our delinquency and foreclosure rates, primarily due to the fact that we never have originated or participated in underwriting high-risk mortgage loans, such as so called "Alt A," "negative amortization," "option ARM's" or "negative equity" loans. We originate all of the residential real estate loans held in our portfolio and apply conservative underwriting standards to all of our originations.

◦
Automobile Loans (Primarily Through Indirect Lending): These loans comprise approximately 29% of our loan portfolio. Throughout the past three years we did not experience any significant change in our level of charge-offs on these loans. Our delinquency rate for automobile loans at December 31, 2014, was up over 2013, primarily due to a modest shift in the portfolio to loans with lower credit scores, however the ratio at December 31, 2015 was essentially unchanged from 2014.

Recent Legislative Developments:

(i) Dodd-Frank Act: As a result of the 2008-2009 financial crisis, the U.S. Congress passed and the President signed the Dodd-Frank Act on July 21, 2010 ("Dodd-Frank"). While many of Dodd-Frank's provisions have not had and likely will not have any direct impact on Arrow, other provisions have impacted or likely will impact our business operations and financial results in a significant way. These include the establishment of a new regulatory body known as the Consumer Financial Protection Bureau (CFPB). (See the discussion on page 9 under "The Dodd-Frank Act" regarding the likely impact on Arrow of the CFPB.) Dodd-Frank also directed the federal banking authorities to issue new capital requirements for banks and holding companies that would be at least as strict as the pre-existing capital requirements. The banking authorities have done so and those capital requirements are now effective for our Company (as of January 1, 2015). See the discussion under "Regulatory Capital Standards" on pages 7-9 of this Report. Dodd-Frank also provided that any new issuances of trust preferred securities ("TRUPs") by bank holding companies having between $500 million and $15 billion in assets (such as Arrow) would no longer qualify as Tier 1 capital, but that outstanding TRUPs issued by such bank holding companies on or before the Dodd-Frank grandfathering date (May 19, 2010), would continue to qualify as Tier 1 capital until maturity or redemption, subject to certain limitations. Nevertheless, TRUPs, which prior to Dodd-Frank were an important financing tool for community banks such as ours, are no longer available to us as a source of new capital. See the discussion on page 9 under "The Dodd-Frank Act" regarding the various provisions of Dodd-Frank that have had, or are likely to have, particular significance to Arrow and its banks.

# 26

(ii) Health care reform: In March 2010, comprehensive federal healthcare reform legislation was passed under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Act"). Included among the major provisions of the Health Reform Act is a change in tax treatment of the federal drug subsidy paid with respect to eligible retirees. The statute also contains provisions that may impact the Company's accounting for some of its benefit plans in future periods. The exact extent of the Health Reform Act's impact, if any, upon us cannot be determined until final regulations are promulgated and interpretations of the Health Reform Act become available.

Liquidity and access to credit markets: We did not experience any liquidity problems or special concerns during 2015, nor during the prior two years. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed (see our general liquidity discussion on page 46). In general, we principally rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (our main liability-based sources are overnight borrowing arrangements with our correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). We regularly perform a liquidity stress test and periodically test our contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.
FDIC Shift From Deposit-Based to Asset-Based Insurance Premiums; Reduction in Premiums: The Dodd-Frank Act changed the basis on which insured banks would be assessed deposit insurance premiums, which has had a beneficial effect on the rates we pay and our overall premiums. Beginning with the second quarter of 2011, the calculation of regular FDIC insurance premiums for insured institutions changed so as to be based thereafter on total assets (with certain adjustments) rather than deposits. Because the banking industry generally maintains substantially higher levels of assets than deposits, the FDIC's overall prevailing rates for deposit insurance were significantly reduced in connection with the changeover. The net effect of the shift was to impose FDIC insurance fees not only on deposits but on other sources of funding that banks typically use to support their assets, including short-term borrowings and repurchase agreements. Our banks, like most community banks, have a much higher ratio of deposits to total assets than the large banks maintain. Thus, in our case, the new significantly lower rate, even applied to a somewhat larger base (assets versus deposits), still resulted in a significant decrease in our FDIC premiums.

Visa Class B Common Stock: In July 2012, Visa® and MasterCard® entered into a Memorandum of Understanding ("MOU") with a class of plaintiffs to settle certain additional antitrust claims against the two companies involving merchant discounts. In December 2013, a federal judge gave final approval to the class settlement agreement in the multi-district interchange litigation against Visa and Mastercard.  The total cash settlement payment was set at approximately $6.05 billion, of which Visa’s share represented approximately $4.4 billion. Visa has paid its portion of this settlement from the litigation escrow account pursuant to Visa’s Retrospective Responsibility Plan, which was developed as part of the restructuring process to address potential liability in certain Visa litigation, including this interchange class action. However, there continue to be restrictions remaining on Visa Class B shares held by us. We, like other former Visa member banks, bear some indirect contingent liability for Visa's future liability on such claims to the extent that Visa's liability might exceed the remaining escrow amount. In light of the current state of covered litigation at Visa, which is winding down, as well as the substantial remaining dollar amounts in Visa's escrow fund, we determined in the second quarter 2012 to reverse the entire amount of our 2008 VISA litigation-related accrual, which was $294 thousand pre-tax. This reversal reduced our other operating expenses for the year ending December 31, 2012. We believed then, and continue to believe, that the balance that Visa maintains in its escrow fund is substantially sufficient to satisfy Visa's remaining direct liability to such claims without further resort to the contingent liability of the former Visa member banks such as ours. At December 31, 2015, the Company held 45,686 shares of Visa Class B common stock. We continue not to recognize any economic value for these shares.

Increase in Stockholders' Equity: At December 31, 2015, our tangible book value per share, a non-GAAP financial measure calculated based on tangible book value (total stockholders' equity minus intangible assets including goodwill) amounted to $14.61, an increase of $0.99, or 7.3%, from December 31, 2014. Our total stockholders' equity at December 31, 2015 increased 6.5% over the year-earlier level, and our total book value per share increased by 6.0% over the year earlier level. This increase principally reflected the following factors: (i) $24.7 million net income for the period, plus (ii) $1.6 million of equity received from our various stock-based compensation plans, plus (iii) an $806 thousand increase in accumulated other comprehensive income, reduced by (iv) cash dividends of $12.7 million; and (v) repurchases of our own common stock of $1.5 million. As of December 31, 2015, our closing stock price was $27.17, resulting in a trading multiple of 1.86 to our tangible book value. The Board of Directors declared and the Company paid a cash dividend of $.245 per share for each of the first three quarters of 2015, as adjusted for a 2% stock dividend distributed September 28, 2015, a cash dividend of $.25 per share for the fourth quarter of 2015 and has declared a $.25 per share cash dividend for the first quarter of 2016.

# 27

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on our results of operations for 2015 and the prior two years.

I. NET INTEREST INCOME (Tax-equivalent Basis)
Net interest income represents the difference between interest, dividends and fees earned on loans, securities and other earning assets and interest paid on deposits and other sources of funds.  Changes in net interest income result from changes in the level and mix of earning assets and sources of funds (volume) and changes in the yields earned and interest rates paid (rate).  Net interest margin is the ratio of net interest income to average earning assets.  Net interest income may also be described as the product of average earning assets and the net interest margin.  As described in the section entitled “Use of Non-GAAP Financial Measures” on page 4 of this Report, for purposes of our presentation of Selected Financial Information in this Report, including in this Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," we calculate net interest income on a tax-equivalent basis, producing a non-GAAP financial measure. For our 2015 adjustment, we used a marginal tax rate of 35%. See the discussion and calculation of our 2015 tax equivalent net interest income and net interest margin on page 24 of this Report.

CHANGE IN NET INTEREST INCOME
(Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				2014 to 2015		2013 to 2014
	2015	2014	2013	Amount	%	Amount	%
Interest and Dividend Income	$75,117	$71,323	$68,713	$3,794	5.3%	$2,610	3.8%
Interest Expense	4,813	5,767	7,922	(954)	(16.5)	(2,155)	(27.2)
Net Interest Income	$70,304	$65,556	$60,791	$4,748	7.2	$4,765	7.8

On a tax-equivalent basis, net interest income was $70.3 million in 2015, an increase of $4.7 million, or 7.2%, from $65.6 million in 2014.  This compared to an increase of $4.8 million, or 7.8%, from 2013 to 2014.  Factors contributing to the year-to-year changes in net interest income over the three-year period are discussed in the following portions of this Section B.I.

In the following table, net interest income components are presented on a tax-equivalent basis.  Changes between periods are attributed to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities.  Changes attributable to both volume and rate have been allocated proportionately between the categories.

	2015 Compared to 2014 Change in Net Interest Income Due to:			2014 Compared to 2013 Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Interest-Bearing Bank Balances	$12	$2	$14	$(11)	$2	$(9)
Investment Securities:
Fully Taxable	428	(338)	90	(400)	1,450	1,050
Exempt from Federal Taxes	(603)	554	(49)	(927)	552	(375)
Loans	5,455	(1,716)	3,739	5,540	(3,596)	1,944
Total Interest and Dividend Income	5,292	(1,498)	3,794	4,202	(1,592)	2,610
Interest Expense:
Deposits:
NOW Accounts	103	(549)	(446)	183	(922)	(739)
Savings Deposits	50	(148)	(98)	62	(247)	(185)
Time Deposits of $100,000 or More	(102)	(312)	(414)	(200)	(228)	(428)
Other Time Deposits	(170)	(442)	(612)	(215)	(393)	(608)
Total Deposits	(119)	(1,451)	(1,570)	(170)	(1,790)	(1,960)
Short-Term Borrowings	44	17	61	(10)	(11)	(21)
Long-Term Debt	797	(242)	555	(314)	140	(174)
Total Interest Expense	722	(1,676)	(954)	(494)	(1,661)	(2,155)
Net Interest Income	$4,570	$178	$4,748	$4,696	$69	$4,765

# 28

The following table reflects the components of our net interest income, setting forth, for years ended December 31, 2015, 2014 and 2013 (i) average balances of assets, liabilities and stockholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets.  Interest income, net interest income and interest rate information is presented on a tax-equivalent basis, using a marginal tax rate of 35% (see the discussion under "Use of Non-GAAP Financial Measures" on page 4 of this Report).  The yield on securities available-for-sale is based on the amortized cost of the securities.  Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Tax-equivalent basis using a marginal tax rate of 35%)
(Dollars in Thousands)

Years Ended:	2015			2014			2013
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$32,562	$94	0.29%	$28,266	$80	0.28%	$32,148	$89	0.28%
Investment Securities:
Fully Taxable	431,445	8,060	1.87%	408,989	7,970	1.95%	432,947	6,920	1.60%
Exempt from Federal Taxes	269,667	9,681	3.59%	286,929	9,730	3.39%	314,835	10,105	3.21%
Loans	1,484,766	57,282	3.86%	1,344,427	53,543	3.98%	1,208,954	51,599	4.27%
Total Earning Assets	2,218,440	75,117	3.39%	2,068,611	71,323	3.45%	1,988,884	68,713	3.45%
Allowance for Loan Losses	(15,595)			(14,801)			(14,778)
Cash and Due From Banks	31,007			30,383			30,985
Other Assets	107,615			106,287			97,697
Total Assets	$2,341,467			$2,190,480			$2,102,788
Deposits:
NOW Accounts	$915,565	1,276	0.14%	$861,457	1,722	0.20%	$798,230	2,461	0.31%
Savings Deposits	554,330	741	0.13%	521,595	839	0.16%	490,558	1,024	0.21%
Time Deposits of $100,000 Or More	59,967	356	0.59%	70,475	770	1.09%	86,457	1,198	1.39%
Other Time Deposits	136,396	742	0.54%	158,592	1,354	0.85%	179,997	1,962	1.09%
Total Interest- Bearing Deposits	1,666,258	3,115	0.19%	1,612,119	4,685	0.29%	1,555,242	6,645	0.43%
Short-Term Borrowings	45,595	128	0.28%	29,166	67	0.23%	33,404	88	0.26%
FHLBNY Term Advances and Other Long-Term Debt	66,014	1,570	2.38%	34,000	1,015	2.99%	44,959	1,189	2.64%
Total Interest- Bearing Liabilities	1,777,867	4,813	0.27%	1,675,285	5,767	0.34%	1,633,605	7,922	0.48%
Demand Deposits	329,017			290,922			264,959
Other Liabilities	26,566			26,065			24,234
Total Liabilities	2,133,450			1,992,272			1,922,798
Stockholders’ Equity	208,017			198,208			179,990
Total Liabilities and Stockholders’ Equity	$2,341,467			$2,190,480			$2,102,788
Net Interest Income (Tax-equivalent Basis)		70,304			65,556			60,791
Reversal of Tax Equivalent Adjustment		(4,379)	0.20%		(4,462)	0.22%		(4,575)	0.23%
Net Interest Income		$65,925			$61,094			$56,216
Net Interest Spread			3.12%			3.11%			2.97%
Net Interest Margin			3.17%			3.17%			3.06%

# 29

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS (Tax-equivalent basis)	December 31,
	2015	2014	2013
Yield on Earning Assets	3.39%	3.45%	3.45%
Cost of Interest-Bearing Liabilities	0.27	0.34	0.48
Net Interest Spread	3.12%	3.11%	2.97%
Net Interest Margin	3.17%	3.17%	3.06%

Our increase in net interest income (on a tax-equivalent basis) from 2014 to 2015 was $4.7 million, or 7.2%. We experienced significant increases in net interest income both in 2015 and in 2014, following three successive years of declining net interest income. The increase in both years was primarily due to an increase in our average earning assets, aided in 2014 by an increase in our net interest margin over the prior year.
As seen in the table above, during 2015, our net interest margin held steady, as our cost of interest bearing liabilities dropped by the same amount as our yield on earning assets. We can give no assurances, however, that this level of net interest margin will continue, as the Fed continues to send mixed signals about when and to what extent it may continue act to increase prevailing rates and how any rate rises will be targeted across the spectrum of maturities, including both short-term and long-term.
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
Long-term rates plateaued in late 2013 and generally moved back downward in 2014, and the yield curve flattened. During 2015, interest rates have remained volatile as there remains much uncertainty on the economic outlook both within the United States and abroad. Market interest rates in the U.S., across nearly all maturities and for most types of loans, remain at or near historic lows, and the Fed's increase of 25 basis points in the Fed funds rate (and by implication in short-term rates generally) occurring in December 2015 has not to date substantially affect the prevailing rate environment. Long term interest rates continued to decline in 2015 and the yield curve has flattened once again.

Continuing Pressure on Credit Quality. All lending institutions, even those like us who have continued to maintain a comparatively strong asset portfolio during and after the financial crisis, continue to experience some pressure on credit quality. This may worsen if the national or regional economies continue to be flat or should suffer a new downturn. Any credit or asset quality erosion will negatively impact net interest income, and will reduce or possibly outweigh the benefit we may experience from the combination of low prevailing interest rates generally and a modestly upward-sloping yield curve. Thus, no assurances can be given on our ability to maintain or increase our net interest margin or our net interest income in upcoming periods, particularly as residential mortgage related borrowings continue to encounter persistent headwinds, particularly borrower creditworthiness, and the redeployment of funds from maturing loans and assets into similarly high yielding asset categories has become progressively more difficult. The modest up-tick in loan demand the U.S. economy generally experienced during 2013, 2014 and 2015 may yet prove transitory, regardless of the Fed's guardedly optimistic pronouncements, in light of continuing economic and financial woes across the rest of the developed world and fiscal pressures in the U.S.

Recent Pressure on Our Net Interest Margin. Although in 2014, for the first time in several years, we experienced an increase in our net interest margin, this did not continue in 2015 when our margin remained unchanged from 2014. Our margin continues to remain under pressure; during the last five quarters, our net interest margin ranged from 3.14% to 3.24%. Moreover, even if new assets do not continue to price downward, our average yield on assets may continue to decline in future periods as our existing, higher-rate assets continue to mature and pay off at a faster pace than newly originated, lower-rate loans and purchased investment securities. As a result, we may continue to experience additional margin compression in upcoming periods. That is, our average yield on assets in upcoming periods may decline at a faster rate, or if market rates generally increase, increase at a slower rate, than our average cost of deposits. In this light, no assurances can be given that our net interest income will increase in 2016 and subsequent periods, even if asset growth continues or increases, or that net earnings will continue to grow.

Potential Inflation. Despite the Fed's money creation efforts, inflation in the U.S. continues at a very low level. The prospect of significant inflation is, for most in the financial world, at worst, a medium- or long-term worry, not a near-term concern.
On balance, management does not anticipate a substantial increase in prevailing interest rates or in the U.S. inflation rate in the short- or long-term. If modest interest rate increases should occur, there is some expectation that the impact on our margins, as well as on our net interest income and earnings, may be somewhat negative in the short run but possibly positive in the long run.

# 30

A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this report under Item 7.A., "Quantitative and Qualitative Disclosures About Market Risk."

CHANGES IN NET INTEREST INCOME DUE TO VOLUME
AVERAGE BALANCES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2014 to 2015		2013 to 2014
	2015	2014	2013	Amount	%	Amount	%
Earning Assets	$2,218,440	$2,068,611	$1,988,884	$149,829	7.2%	$79,727	4.0%
Interest-Bearing Liabilities	1,777,867	1,675,285	1,633,605	102,582	6.1	41,680	2.6
Demand Deposits	329,017	290,922	264,959	38,095	13.1	25,963	9.8
Total Assets	2,341,467	2,190,480	2,102,788	150,987	6.9	87,692	4.2
Earning Assets to Total Assets	94.75%	94.44%	94.58%

2015 Compared to 2014: In general, an increase in average earning assets has a positive impact on net interest income, especially if average earning assets increase more rapidly than average paying liabilities.  For 2015, average earning assets increased $149.8 million or 7.2% over 2014, while average interest-bearing liabilities increased $102.6 million, or 6.1%.  The growth in our net earning assets was the primary factor in the $4.7 million, or 7.2%, increase in our net interest income in 2015 (on a tax-equivalent basis).
An underlying factor in our net asset growth, and the resulting increase in our net interest income, in 2015 was a positive change in the mix of our earning assets. The $149.8 million increase in average earning assets from 2014 to 2015 was accompanied by an even greater shift in the mix of earning assets, as the average balance of our securities portfolio decreased, while the average balance of our total loans increased substantially.  Within the loan portfolio, our three principal segments are residential real estate loans, automobile loans (primarily through our indirect lending program) and commercial loans. We sold a portion of our residential real estate loan originations into the secondary market in 2015, but such sales were a significantly smaller percentage of our originations than in either of the prior two years. Additionally, we originated a higher volume of residential mortgages in 2015 than in the prior two years. As a result, we experienced a significant increase in the average balance of this segment of the portfolio in 2015. The average balance of our automobile loan portfolio also increased in 2015, reflecting continuing strong demand in automobile sales and our determination to remain competitive on our pricing of these loans with respect to other commercial banks (although we remained at a disadvantage compared to the subsidized, below-market loan rates offered by the financing affiliates of the automobile manufacturers). Our commercial and commercial real estate loan portfolio also experienced growth during 2015.
The $102.6 million increase in average interest-bearing liabilities during 2015 was primarily attributable to an increase in deposits from our existing branch network and secondarily to a $49 million increase in our FHLBNY advances.

2014 Compared to 2013: For 2014, average earning assets increased $79.7 million or 4.0% over 2013, while average interest-bearing liabilities increased $41.7 million or 2.6%.  The positive impact of a growth in net earning assets was the primary factor in the $4.8 million increase in net interest income between the two years (on a tax-equivalent basis).
Also a factor in the increase in our net interest income in 2014 was a positive change in the mix of our earning assets. The $79.7 million increase in average earning assets from 2013 to 2014 was accompanied by an even greater shift in the mix of earning assets, as the average balance of our securities portfolio decreased while the average balance of our total loans increased substantially. Within the loan portfolio, we saw an increase in all three of the principal segments: residential real estate loans, automobile loans (primarily through our indirect lending program) and commercial loans. We sold a portion of our residential real estate loan originations into the secondary market in 2014, but a significantly smaller percentage of gross originations than in either of the prior two years. Additionally, we originated a higher volume of residential mortgages in 2014 than in the prior two years. As a result, we experienced a significant increase in the average balance of this segment of the portfolio in 2014. The average balance of our automobile loan portfolio also increased in 2014, reflecting continuing strong demand for new vehicles and our determination to remain competitive on our pricing of these loans. Our commercial and commercial real estate loan portfolio also experienced growth during 2014.
The $41.7 million increase in average interest-bearing liabilities in 2014 was nearly all attributable to an increase in deposits from our existing branch network.
Increases in the volume of loans and deposits, as well as yields and costs by type, are discussed later in this Report under Item 7.C. “Financial Condition.”

# 31

II. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

We consider our accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on our results of operations.  We recorded a $1.3 million provision for loan losses for 2015, substantially below the $1.8 million for 2014.  The level of the 2015 provision was impacted the level of net charge-offs during the year and by the significant growth in loan balances during 2015, but was restrained to a degree by qualitative factors, including the continuing very high quality of the asset portfolio. Our analysis of the method we employ for determining the amount of the loan loss provision is explained in detail in Notes 2 and 5 to the audited financial statements.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES
(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2015	2014	2013	2012	2011
Period-End Loans	$1,573,952	$1,413,268	$1,266,472	$1,172,341	$1,131,457
Average Loans	1,484,766	1,344,427	1,208,954	1,147,286	1,126,065
Period-End Assets	2,446,188	2,217,420	2,163,698	2,022,796	1,962,684
Nonperforming Assets, at Period-End:
Nonaccrual Loans:
Commercial Real Estate	2,402	2,071	2,048	2,026	1,503
Commercial Loans	387	473	352	1,787	6
Residential Real Estate Loans	3,195	3,940	3,860	2,400	2,582
Consumer Loans	449	415	219	420	437
Total Nonaccrual Loans	6,433	6,899	6,479	6,633	4,528
Loans Past Due 90 or More Days and
Still Accruing Interest	187	537	652	920	1,662
Restructured	286	333	641	483	1,422
Total Nonperforming Loans	6,906	7,769	7,772	8,036	7,612
Repossessed Assets	140	81	63	64	56
Other Real Estate Owned	1,878	312	81	970	460
Total Nonperforming Assets	$8,924	$8,162	$7,916	$9,070	$8,128
Allowance for Loan Losses:
Balance at Beginning of Period	$15,570	$14,434	$15,298	$15,003	$14,689
Loans Charged-off:
Commercial Loans	(62)	(212)	(926)	(90)	(105)
Real Estate - Commercial	(7)	—	(11)	(206)	—
Real Estate - Residential	(326)	(91)	(15)	(33)	(147)
Consumer Loans	(711)	(718)	(459)	(453)	(522)
Total Loans Charged-off	(1,106)	(1,021)	(1,411)	(782)	(774)
Recoveries of Loans Previously Charged-off:
Commercial Loans	33	86	88	23	17
Real Estate – Commercial	—	—	—	—	—
Real Estate – Residential	—	—	—	—	—
Consumer Loans	194	223	259	209	226
Total Recoveries of Loans Previously Charged-off	227	309	347	232	243
Net Loans Charged-off	(879)	(712)	(1,064)	(550)	(531)
Provision for Loan Losses
Charged to Expense	1,347	1,848	200	845	845
Balance at End of Period	$16,038	$15,570	$14,434	$15,298	$15,003
Asset Quality Ratios:
Net Charged-offs to Average Loans	0.06%	0.05%	0.09%	0.05%	0.05%
Provision for Loan Losses to Average Loans	0.09%	0.14%	0.02%	0.07%	0.08%
Allowance for Loan Losses to Period-end Loans	1.02%	1.10%	1.14%	1.30%	1.33%
Allowance for Loan Losses to Nonperforming Loans	232.24%	200.41%	185.71%	190.37%	197.10%
Nonperforming Loans to Period-end Loans	0.44%	0.55%	0.61%	0.69%	0.67%
Nonperforming Assets to Period-end Assets	0.36%	0.37%	0.37%	0.45%	0.41%
# 32

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	2015	2014	2013	2012	2011
Commercial and Commercial Construction	$1,827	$2,382	$2,303	$2,945	$2,529
Real Estate-Commercial	4,520	3,846	3,545	3,050	3,136
Real Estate-Residential Mortgage	3,790	3,369	3,026	3,405	3,414
Automobile and Other Consumer	5,554	5,210	4,478	4,840	4,846
Unallocated	347	763	1,082	1,058	1,078
Total	$16,038	$15,570	$14,434	$15,298	$15,003

The allowance for loan losses increased to $16.0 million at year-end 2015 from $15.6 million at year-end 2014, an increase of 3.0%. However, the loan portfolio increased at an even faster rate during 2015 (the portfolio at year-end 2015 was up by 11.4% compared to year-end 2014), with the result that the allowance for loan losses as a percentage of period-end total loans declined to 1.02% at year-end 2015 from 1.10% at year-end 2014, a decrease of 7.27%.
A variety of factors were considered in evaluating the adequacy of the allowance for loan losses at December 31, 2015 and the provision for loan losses for the year, including:

Factors leading to an increase in the provision for loan losses:

•	Loan growth in all three major portfolio segments (commercial, automobile and residential real estate)

•	A slight increase in the historical loss factors for residential real estate and automobile loans

•
Modest increases in the qualitative factors for automobile loans, related to volume; and for commercial and commercial real estate loans, related to changes in lending standards and underwriting policies

Factors leading to a decrease in the provision for loan losses:

•	A moderate decrease in the volume of adversely classified commercial and commercial real estate loans

•	A small decrease in the qualitative factors for commercial and residential real estate loans, related to delinquency trends

•	Small decreases in the historical factors for commercial and commercial real estate loans and for non-automobile consumer loans.

See Note 5 to our audited financial statements for a complete list of all the factors used to calculate the provision for loan losses, including the factors that did not change during the year.
Most of our adversely classified loans (special mention and substandard - see our definition for these classifications in Note 5 to our audited financial statements) continued to perform under their contractual terms, and there was no material change in the volume of nonaccrual loans during 2015.
There was also little change in the volume of impaired loans, for which we calculate a specific allowance on a loan-by-loan basis, from 2014 to 2015.
The unallocated portion of the allowance for loan losses methodology relates to the overall level of imprecision inherent in the estimation of the appropriate level of the allowance for loan losses and is not considered a significant element of the overall methodology. The $347 thousand unallocated portion of the allowance at December 31, 2015 decreased from December 31, 2014 amount of $763 thousand.

III. NONINTEREST INCOME
The majority of our noninterest income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, insurance commissions, net gains on securities transactions and other recurring fee income.

ANALYSIS OF NONINTEREST INCOME
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2014 to 2015		2013 to 2014
	2015	2014	2013	Amount	%	Amount	%
Income from Fiduciary Activities	$7,762	$7,468	$6,735	$294	3.9%	$733	10.9%
Fees for Other Services to Customers	9,220	9,261	9,407	(41)	(0.4)	(146)	(1.6)
Insurance Commissions	8,967	9,455	8,895	(488)	(5.2)	560	6.3
Net Gain on Securities Transactions	129	110	540	19	17.3	(430)	(79.6)
Net Gain on Sales of Loans	692	784	1,460	(92)	(11.7)	(676)	(46.3)
Other Operating Income	1,354	1,238	1,024	116	9.4	214	20.9
Total Noninterest Income	$28,124	$28,316	$28,061	$(192)	(0.7)	$255	0.9

# 33

2015 Compared to 2014:  Total noninterest income in 2015 was $28.1 million, a decrease of $192 thousand, or 0.7%, from total noninterest income of $28.3 million for 2014. The total for both the 2015 and 2014 periods included net gains on securities transactions and net gains on the sales of loans. Net gains on the sales of securities increased in 2015 to $129 thousand from $110 thousand in 2014, a net increase of $19 thousand or 17.3%, and net gains on the sales of loans decreased in 2015 to $692 thousand, from $784 thousand in 2014, a decrease of $92 thousand, or 11.7%. Income from fiduciary activities and other operating income both increased from 2014 to 2015, by $294 thousand and $116 thousand, respectively, while insurance commissions, net gains on the sale of loans and fees for other services to customers decreased from 2014 to 2015, by $488 thousand, $92 thousand and $41 thousand, respectively.
Assets under trust administration and investment management at December 31, 2015 were $1.233 billion, up from the prior year-end balance of $1.227 billion.  Largely as a result of such increase our income from fiduciary services for 2015 increased by $294 thousand, or 3.9%, above the total for 2014. A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration. Any significant downturn in the U.S. stock or bond markets in future periods would likely have a corresponding negative impact on our income from fiduciary activities.
Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers, income from debit card transactions, and servicing income on sold loans) were $9.2 million for 2015, a decrease of $41 thousand, or .4%, from 2014. The principal cause of the decrease was decline in fee income from service charges on deposit accounts and overdraft fee income, offset in part by an increase in income from debit card transactions. In 2011, VISA reduced its debit interchange rates to comply with new Debit Regulatory Requirements issued by the Federal Reserve Board. In subsequent years, this reduced rate structure imposed on large banks has resulted in smaller banks like ours reducing rates as well, for competitive reasons, which has negatively impacted our fee income. However, debit card usage by our customers continues to grow, which has had (and if such growth persists, will continue to have) a positive impact on our debit card fee income that may largely offset or more than offset the negative impact of lower rates. Thus, the lower debit transaction interchange rates have not yet had, and may continue not to have, a material adverse impact on our financial condition or results of operations.
Noninterest income from insurance commissions decreased by $488 thousand, or 5.2%, between the two periods. The decrease was primarily attributable to a change in the contingent annual payments we receive based on the loss experience of our customers, and to a lesser extent by our sale, in October 2015, of a specialty line of insurance business previously maintained by one of our insurance agency subsidiaries, specifically, insurance services to out-of-market amateur sports management associations. See "Sale of Loomis Agency", below. We expect that income from insurance commissions will continue to constitute a significant and stable source of noninterest income for us in upcoming periods. We may continue in the future to expand our market profile in this line of business, including through suitable acquisitions, if favorable opportunities should arise.
During each of the years from 2010 to 2013, we sold a large portion of our newly originated residential real estate loans into the secondary market (i.e., to "Freddie Mac"). Such sales generated additional noninterest income in the form of net gains on sales of loans. However, our sales as a percentage of our originations decreased significantly in each of the last three years, which contributed to the decline in each of these years in this source of noninterest income. The rate at which we sell mortgage loan originations in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the ready availability of sale thereof into the secondary market.  We are unable to predict what our retention rate of such loans in future periods may be. We generally retain servicing rights for loans originated and sold by us, which also generates additional noninterest income in subsequent periods (fees for other services to customers).  Other operating income includes net gains on the sale of other real estate owned as well as other miscellaneous revenues, which tend to fluctuate from year to year.
Included in other operating income are a net gain on the sale of one of our insurance agency subsidiaries ($204 thousand) and net gains recognized in our investment in limited partnerships ($260 thousand), offset in part, by the write-down of a bank-owned property ($404 thousand), which we transferred into other real estate owned and held for sale in the fourth quarter of 2015.
Sale of Loomis Agency. In October 2015 we sold 100% of the stock of one of our wholly-owned subsidiary insurance agencies, Loomis and LaPann ("Loomis"), to a local insurance agency headquartered in Glens Falls, NY. Historically, Loomis specialized in servicing sports accident and health insurance needs of customers primarily located outside of New York State, and in addition sold property and casualty insurance in our local market area. Before selling Loomis, we transferred most of its property and casualty insurance accounts to another of our subsidiary insurance agencies.

2014 Compared to 2013:  Total noninterest income in 2014 was $28.3 million, a small increase of $0.3 million, or 0.9%, from total noninterest income of $28.1 million for 2013. The total for both the 2014 and 2013 periods included net gains on securities transactions and net gains on the sales of loans, although both of these categories of noninterest income experienced significant decreases from the prior year. Net gains on the sales of securities decreased in 2014 to $110 thousand from $540 thousand in 2013, a net decrease of $430 thousand or 79.6%, and net gains on the sales of loans decreased in 2014 to $784 thousand, from $1.5 million in 2013, a decrease of $676 thousand or 46.3%. Income from fiduciary activities and insurance commissions both increased significantly from 2013 to 2014, by $733 thousand and $560 thousand, respectively, while fees for other services to customers decreased by $146 thousand, or 1.6%, from 2013.
Assets under trust administration and investment management at December 31, 2014 were $1.227 billion, up from the prior year-end balance of $1.175 billion.  Largely as a result of such increase our income from fiduciary services for 2014 increased by $733 thousand, or 10.9%, above the total for 2013. A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration. Any significant downturn in the U.S. securities markets in future periods would likely have a corresponding negative impact on our income from fiduciary activities.

# 34

Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers, income from debit card transactions, and servicing income on sold loans) were $9.3 million for 2014, a decrease of $146 thousand, or 1.6%, from 2013. The principal cause of the decrease was decline in fee income from service charges on deposit accounts, a reduction in overdraft fee income and a decline in revenues related to the sale of mutual funds to our customers by third party providers. This decrease was offset in part by an increase in income from debit card transactions. Please see the preceding section regarding changes in noninterest income from 2014 to 2015 for a discussion of the effect of recent federal regulations limiting debt interchange fees on our fee income from debit card transactions.
Noninterest income from insurance commissions increased by $560 thousand, or 6.3%, between 2013 and 2014.

IV. NONINTEREST EXPENSE
Noninterest expense is the measure of the delivery cost of services, products and business activities of a company.  The key components of noninterest expense are presented in the following table.

ANALYSIS OF NONINTEREST EXPENSE
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2014 to 2015		2013 to 2014
	2015	2014	2013	Amount	%	Amount	%
Salaries and Employee Benefits	$33,064	$30,941	$31,182	$2,123	6.9%	$(241)	(0.8)%
Occupancy Expense of Premises, Net	5,005	4,898	4,582	107	2.2	316	6.9
Furniture and Equipment Expense	4,262	4,092	3,703	170	4.2	389	10.5
FDIC Regular Assessment	1,186	1,117	1,080	69	6.2	37	3.4
Amortization of Intangible Assets	327	387	452	(60)	(15.5)	(65)	(14.4)
Other Operating Expense	13,586	12,593	12,204	993	7.9	389	3.2
Total Noninterest Expense	$57,430	$54,028	$53,203	$3,402	6.3	$825	1.6
Efficiency Ratio	58.09%	57.21%	59.73%	0.88%	1.5	(2.52)%	(4.2)

2015 compared to 2014:  Noninterest expense for 2015 amounted to $57.4 million, an increase of $3.4 million, or 6.3%, from 2014.  For 2015, our efficiency ratio was 58.09%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better), as we define it, is the ratio of operating noninterest expense (excluding intangible asset amortization and any FHLB prepayment penalties) to net interest income (on a tax-equivalent basis) plus operating noninterest income (excluding net securities gains or losses). See the discussion of the efficiency ratio on page 4 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio as defined by the Federal Reserve Board and reported for banks in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio includes intangible asset amortization in the numerator, and thus tends to result in somewhat higher ratios than our definition. Our efficiency ratios in recent periods compared favorably to the ratios of our peer group, even as adjusted to add intangible asset amortization back into the numerator of our ratio (i.e., into our operating noninterest expense). For the nine-month period ended September 30, 2015, our peer group ratio (as calculated by the Federal Reserve Bank's most recently available report) was 68.6%, compared to our ratio for such period (not adjusted) of 58.4%.
Salaries and employee benefits expense, which typically represents from 55-60% of total noninterest expense, increased by $2.1 million, or 6.9%, from 2014 to 2015. The net increase reflects a 10.2% increase in employee benefits, including increases in expenses related to our defined benefit pension and post retirement plans, health benefit plans and incentive compensation plans. Salary expenses alone increased by 5.7% and were attributable to increased staffing levels as we expanded in our southern market area and to normal salary increases.
Both building and equipment expenses increased modestly from 2014 to 2015. For buildings, the increase was primarily attributable to increases in maintenance and net rental expense, while the increase in equipment expense was primarily attributable to increased data processing costs.
Other operating expense increased $993.0 thousand, or 7.9% from 2014. This was primarily the result of an increase in outsourced third party providers, including operating costs to implement an Enterprise Performance Management (EPM) system. In addition, during 2015 there were increased legal and professional fees and an increase in the cost of providing our customers with a wide and more complex variety of electronic banking products and services.

2014 compared to 2013:  Noninterest expense for 2014 amounted to $54.0 million, an increase of $825.0 thousand, or 1.6%, from 2013.  For 2014, our efficiency ratio was 57.21%. For a more complete discussion of this ratio, which is a commonly used non-GAAP financial measure in the banking industry, see the preceding section comparing our 2015 noninterest expense to our 2014 noninterest expense, as well as the discussion concerning the efficiency ratio on page 4 of this Report under the heading “Use of Non-GAAP Financial Measures.” Our efficiency ratios in recent periods have compared favorably to the ratios of our peer group, even as adjusted to add intangible asset amortization back into the numerator of our ratio (i.e., into our operating noninterest expense). For 2014, our peer group ratio (as calculated by the Fed) was 69.8%, and our ratio (not adjusted) was 57.6%.

# 35

Salaries and employee benefits expense, which typically represents from 55-60% of total noninterest expense, decreased by $241 thousand, or .8%, from 2013 to 2014. The net decrease reflects a 13.2% decrease in benefits, primarily due to the positive impact of an increase in the yield on pension plan assets, offset in part by a 4.6% increase in salaries.
Both building and equipment expenses increased from 2013 to 2014. For buildings, the increase was primarily attributable to increases in real estate taxes and net rental expense, while the increase in equipment expense was primarily attributable to increased data processing costs.
Other operating expense increased $389.0 thousand, or 3.2% from 2013 to 2014. This was primarily the result of an increase in fees paid to outsourced third party providers. A significant portion of the upsurge in our third party provider expense is a result of the increasing complexity and extent of the electronic banking products and services we provide, and must provide, to our customers in order to remain competitive.

V. INCOME TAXES
The following table sets forth our provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2014 to 2015		2013 to 2014
	2015	2014	2013	Amount	%	Amount	%
Provision for Income Taxes	$10,610	$10,174	$9,079	$436	4.3%	$1,095	12.1%
Effective Tax Rate	30.1%	30.3%	29.4%	(0.2)%	(0.7)	0.9%	3.1

The provisions for federal and state income taxes amounted to $10.6 million for 2015, $10.2 million for 2014 and $9.1 million for 2013. The effective income tax rates for 2015, 2014 and 2013 were 30.1%, 30.3% and 29.4%, respectively. The changes reflect fluctuations in the ratio of tax-equivalent income to pre-tax income.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO
Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities are acquired and thereafter held.  Securities held-to-maturity are debt securities that we have both the positive intent and ability to hold to maturity; such securities are stated at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.  During 2015, 2014 and 2013, we held no trading securities.  Set forth below is certain information about our securities available-for-sale portfolio and securities held-to-maturity portfolio as of recent year-ends.

Securities Available-for-Sale:
The following table sets forth the carrying value of our securities available-for-sale portfolio at year-end 2015, 2014 and 2013.

SECURITIES AVAILABLE-FOR-SALE
(In Thousands)

	December 31,
	2015	2014	2013
U.S. Agency Obligations	$155,782	$137,603	$136,475
State and Municipal Obligations	52,408	81,730	127,389
Mortgage-Backed Securities - Residential	178,588	128,827	175,778
Corporate and Other Debt Securities	14,299	16,725	16,798
Mutual Funds and Equity Securities	1,232	1,254	1,166
Total	$402,309	$366,139	$457,606

In all periods, Mortgage-Backed Securities-Residential consisted solely of mortgage pass-through securities and Collateralized Mortgage Obligations ("CMOs") issued or guaranteed by U.S. federal agencies.  Mortgage pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. CMOs are pools of mortgage-backed securities, the repayments on which have been separated into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase only pass-through securities and

# 36

CMOs that are issued or guaranteed by U.S. federal agencies, and the tranches of CMOs that we purchase generally are those having shorter maturities.  Included in our Corporate and Other Debt Securities for each of the periods are corporate bonds that were highly rated (i.e., investment grade) at the time of purchase, although in some cases the securities had been downgraded before the reporting date, but were still investment grade.

The following table sets forth the maturities of the debt securities in our available-for-sale portfolio as of December 31, 2015.  CMOs and other mortgage-backed securities are included in the table based on their expected average lives.

MATURITIES OF DEBT SECURITIES AVAILABLE-FOR-SALE
(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Agency Obligations	—	155,782	—	—	155,782
State and Municipal Obligations	23,972	26,837	999	600	52,408
Mortgage-Backed Securities - Residential	13,658	153,920	11,010	—	178,588
Corporate and Other Debt Securities	5,609	7,890	—	800	14,299
Total	43,239	344,429	12,009	1,400	401,077

The following table sets forth the tax-equivalent yields of the debt securities in our available-for-sale portfolio at December 31, 2015.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Agency Obligations	—%	1.33%	—%	—%	1.33%
State and Municipal Obligations	1.29	1.63	7.46	8.14	1.66
Mortgage-Backed Securities - Residential	3.42	1.99	3.22	—	2.17
Corporate and Other Debt Securities	0.82	1.01	—	3.08	1.08
Total	1.89	1.64	3.58	4.98	1.74

The yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%. The yields on other debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2015.
At December 31, 2015 and 2014, the weighted average maturity was 2.8 and 2.6 years, respectively, for debt securities in the available-for-sale portfolio.
At December 31, 2015, the net unrealized gains on securities available-for-sale amounted to $1.0 million.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.  The net unrealized gains on securities available-for-sale was $4.2 million at December 31, 2014.  For both periods, the net unrealized gain was primarily attributable to an average decrease in market rates between the date of purchase and the balance sheet date resulting in higher valuations of the portfolio securities.
For further information regarding our portfolio of securities available-for-sale, see Note 4 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

# 37

Securities Held-to-Maturity:
The following table sets forth the carrying value of our portfolio of securities held-to-maturity at December 31 of each of the last three years.

SECURITIES HELD-TO-MATURITY
(In Thousands)

	December 31,
	2015	2014	2013
State and Municipal Obligations	$226,053	$188,472	$198,206
Mortgage Backed Securities - Residential	93,558	112,552	100,055
Corporate and Other Debt Securities	1,000	1,000	1,000
Total	$320,611	$302,024	$299,261

For a description of certain categories of securities held in the securities held-to-maturity portfolio on the reporting dates, as listed in the table above, specifically, "Mortgage-Backed Securities--Residential" and "Corporate and Other Debt Securities," see the paragraph under "SECURITIES AVAILABLE-FOR-SALE" table, above.

For information regarding the fair value of our portfolio of securities held-to-maturity at December 31, 2015, see Note 4 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

The following table sets forth the maturities of our portfolio of securities held-to-maturity as of December 31, 2015.

MATURITIES OF DEBT SECURITIES HELD-TO-MATURITY
(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$36,615	$91,014	$94,418	$4,006	$226,053
Mortgage Backed Securities - Residential	—	61,550	32,008	—	93,558
Corporate and Other Debt Securities	—	—	—	1,000	1,000
Total	$36,615	$152,564	$126,426	$5,006	$320,611

The following table sets forth the tax-equivalent yields of our portfolio of securities held-to-maturity at December 31, 2015.

YIELDS ON SECURITIES HELD-TO-MATURITY
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	2.43%	3.84%	3.73%	4.48%	3.58%
Mortgage Backed Securities - Residential	—	2.11	2.56	—	2.26
Corporate and Other Debt Securities	—	—	—	7.00	7.00
Total	2.43	2.29	2.78	4.99	2.54

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2015.  Yields on obligations of states and municipalities exempt from federal taxation (which constituted the entire portfolio) were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

The weighted-average maturity of the debt securities in the held-to-maturity portfolio at year-end December 31, 2015 and 2014, was unchanged at 3.8 years for both periods.

# 38

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans
(Dollars In Thousands)

	December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$102,587	7	$99,511	7	$87,893	7	$105,536	9	$99,791	9
Commercial Real Estate – Construction	31,018	2	18,815	1	27,815	2	29,149	2	11,083	1
Commercial Real Estate – Other	353,921	22	321,297	23	288,119	23	245,177	21	232,149	21
Consumer – Other	7,682	—	7,665	1	7,649	1	6,684	1	6,318	1
Consumer – Automobile	456,841	29	429,376	30	394,204	31	349,100	30	322,375	28
Residential Real Estate	621,903	40	536,604	38	460,792	36	436,695	37	459,741	40
Total Loans	1,573,952	100	1,413,268	100	1,266,472	100	1,172,341	100	1,131,457	100
Allowance for Loan Losses	(16,038)		(15,570)		(14,434)		(15,298)		(15,003)
Total Loans, Net	$1,557,914		$1,397,698		$1,252,038		$1,157,043		$1,116,454

Maintenance of High Quality in the Loan Portfolio: In late 2010 and through 2011, residential property values continued to weaken in most of the market areas served by us, and this trend continued for most of 2012. However, during the last part of 2012 and thereafter through 2015 the decline slowed or even reversed itself, at least in some of our markets. Some analysts currently are speculating that a "bottom" may have been established in the real estate markets nationwide, including in our service areas, both in terms of price and quantity of transactions, but the evidence is still inconclusive.
The weakness in the asset portfolios of many financial institutions remains a serious concern, offset somewhat by the recent firming up in some real estate markets and significant if erratic increases in the equity markets experienced in 2013, 2014 and 2015. Regardless, many lending institutions large and small continue to suffer from a lingering weakness in large portions of their existing loan portfolios as well as by limited opportunities for secure and profitable expansion of their portfolios.
For many reasons, including our conservative credit underwriting standards, we largely avoided the negative impact on asset quality that many other banks suffered during and after the 2008-2009 the financial crisis. From the start of the crisis through the date of this Report, we did not experience a significant deterioration in our loan portfolios. In general, we underwrite our residential real estate loans to secondary market standards for prime loans. We have never engaged in subprime mortgage lending as a business line. We never extended or purchased any so-called "Alt-A", "negative amortization", "option ARM", or "negative equity" mortgage loans. On occasion we have made loans to borrowers having a FICO score of 650 or below, where special circumstances justified doing so, or have had extensions of credit outstanding to borrowers who developed credit problems after origination resulting in deterioration of their FICO scores.
We also on occasion have extended community development loans to borrowers whose creditworthiness is below our normal standards as part of the community support program we have developed in fulfillment of our statutorily-mandated duty to support low- and moderate-income borrowers within our service area. However, we are a prime lender and apply prime lending standards and this, together with the fact that the service area in which we make most of our loans did not experience as severe a decline in property values or economic conditions generally as many other areas of the U.S. did, are the principal reasons that we did not experience significant deterioration during the crisis in our loan portfolio, including the real estate categories of our loan portfolio.
However, like all other banks we operate in an environment in which identifying opportunities for secure and profitable expansion of our loan portfolio remains challenging, competition is intense, and margins are very tight. If the U.S. economy and our regional economy continue to experience only very modest growth or no growth, our individual borrowers will presumably continue to proceed cautiously in taking on new or additional debt, as many small businesses are operating on very narrow margins and many families continue to live on very tight budgets. That is, many of our customers, like U.S. borrowers generally, to the extent they begin to increase their borrowing in upcoming periods, may do so only very cautiously, while others may continue to de-leverage, especially if rates start moving upward. This trend, combined with our conservative underwriting standards, may result in a dampening in the significant loan growth we experienced in 2014 and 2015. Moreover, if the U.S. economy or our regional economy worsens, which we think unlikely but possible, we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 40% of the entire portfolio at December 31, 2015), eclipsing both automobile loans (29% of the portfolio) and our commercial and commercial real estate loans (31%). Our gross originations for residential real estate loans (including refinancings of mortgage loans) were $144.2 million, $131.2 million and $118.1 million for the years 2015, 2014, and 2013, respectively. During each of these years, these gross origination totals have significantly exceeded

# 39

the sum of repayments and prepayments of such loans previously in the portfolio, but we have also sold significant portions of these originations in the secondary market, primarily to Freddie Mac, as rates on conventional 30-year fixed rate real estate mortgages remained at historically low levels. Such sales amounted to $21.0 million for 2015, $29.8 million for 2014 and $48.8 million for 2013, which represented, for each such year, a smaller percentage of the gross originations than in the prior year (i.e., 14.6%, 22.7% and 41.06% in 2015, 2014 and 2013, respectively). If the current very low-rate environment for newly originated residential real estate loans persists (and it may well do so for the foreseeable future), we may continue to sell a significant portion of our loan originations. If, moreover, originations decline sharply in future periods, and sales by us of originations, as well as prepayments and repayments continue at a moderate rate, it is possible that we may experience a decrease in our outstanding balances in this largest segment of our portfolio. Additionally, if our local economy or real estate market should suffer a major downturn, the demand for residential real estate loans in our service area may decrease, and any serious decline may negatively impact the quality of our real estate portfolio and our financial performance.
The Federal Reserve wound down its quantitative easing program in 2014. Although it was expected that the winding down process might lead to, or accompany, a general rise in long-term mortgage loan rates, the 30-year and 15-year rates have not experienced any significant increase, and have in some markets actually decreased, in ensuing periods. While economic conditions have generally improved, which led in part to the Fed's decision to terminate its quantitative easing program in 2014, management is not able to predict at this point when, or if, mortgage rates or interest rates generally will experience a meaningful and substantial increase, or what the overall effect of such an increase would be on our mortgage loan portfolio or our loan portfolio generally, or on our net interest income, net income or financial results, in future periods.

Commercial, Commercial Real Estate and Construction and Land Development Loans: Over the last decade, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio, and this segment of our portfolio was the segment least affected by the 2008-2009 crisis. In 2014 and 2015, commercial and commercial real estate loan growth was significant as outstanding balances increased in 2014 by $35.8 million over the December 31, 2013 level and by and additional $47.9 million in 2015. Growth was restrained somewhat by heightened competition for credits in an extremely low rate environment.
Substantially all commercial and commercial real estate loans in our portfolio were extended to businesses or borrowers located in our regional markets. Many of the loans in the commercial portfolio have variable rates tied to prime or FHLBNY rates. Although on a national scale the commercial real estate market suffered a major downturn in the 2008-2009 period (from which it has significantly recovered), we did not experience any significant weakening in the quality of our commercial loan portfolio even in the depths of the crisis, nor have we in the subsequent years.
However, it is entirely possible that we may experience a reduction in the demand for commercial and commercial real estate loans and/or a weakening in the quality of our portfolio in upcoming periods. But at period-end 2015, the business sector, at least in our service area, appeared to be in reasonably good financial condition.

Automobile Loans (primarily through indirect lending): At December 31, 2015, our automobile loans (primarily loans originated through dealerships located primarily in upstate New York and Vermont) represented nearly a third of loans in our portfolio, and continue to be a significant component of our business.
During 2013, 2014 and 2015, there was a nationwide resurgence in automobile sales, due initially to an aging fleet but more recently to a modest resurgence in consumer optimism. Our automobile loan origination volume for all three years was very strong at $228.8 million, $222.9 million and $218.0 million for 2015, 2014 and 2013, respectively.
Industry reports indicate that a higher than normal percentage of vehicle loans extended to U.S. borrowers in 2014 and 2015 had features characteristic of sub-prime loans, with average FICO credit scores of borrowers trending downward, across all regions. Our indirect automobile loan portfolio reflects a modest shift to a slightly larger (but still very small in absolute terms) percentage of such loans that have been extended to individuals with lower credit scores. In 2015, net charge-offs on our automobile loans remained very low at .11% of average balances. Net charge-offs were $498 thousand for 2015 compared to net charge-offs of $460 thousand for 2014, reflecting this modest shift in the portfolio toward loans to individuals with lower credit scores. Our experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually prior to the loan being funded. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio. However, if weakness in auto demand returns, our portfolio is likely to experience limited, if any, overall growth, either in absolute amounts or as a percentage of the total portfolio, regardless of whether the auto company affiliates are offering highly-subsidized loans. Customer demand for vehicle loans has now exceeded pre-crisis levels. However, if demand levels off, or slackens, so will our financial performance in this important loan category.

The following table indicates the changing mix in our loan portfolio by including the quarterly average balances for our significant loan products for the past five quarters.  The remaining quarter-by-quarter tables present the percentage of total loans represented by each category and the annualized tax-equivalent yield of each category.

# 40

LOAN PORTFOLIO
Quarterly Average Loan Balances
(Dollars In Thousands)

	Quarters Ended
	Dec 2015	Sep 2015	Jun 2015	Mar 2015	Dec 2014
Commercial and Commercial Real Estate	$495,173	$466,370	$453,168	$445,765	$446,269
Residential Real Estate	438,987	421,448	400,190	387,329	373,186
Home Equity	128,085	123,543	120,323	117,857	116,768
Consumer Loans - Automobile	467,930	465,726	457,168	445,341	439,460
Other Consumer Loans[1]	26,059	25,533	25,685	25,713	25,918
Total Loans	$1,556,234	$1,502,620	$1,456,534	$1,422,005	$1,401,601

Percentage of Total Quarterly Average Loans

	Quarters Ended
	Dec 2015	Sep 2015	Jun 2015	Mar 2015	Dec 2014
Commercial and Commercial Real Estate	31.8%	31.0%	31.1%	31.4%	31.8%
Residential Real Estate	28.2	28.1	27.5	27.2	26.6
Home Equity	8.2	8.2	8.3	8.3	8.3
Consumer Loans - Automobile	30.1	31.0	31.4	31.3	31.4
Other Consumer Loans[1]	1.7	1.7	1.7	1.8	1.9
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarters Ended
	Dec 2015	Sep 2015	Jun 2015	Mar 2015	Dec 2014
Commercial and Commercial Real Estate	4.37%	4.33%	4.41%	4.40%	4.40%
Residential Real Estate	4.21	4.23	4.31	4.43	4.40
Home Equity	2.92	2.94	2.96	2.94	2.97
Consumer Loans - Automobile	3.08	3.09	3.09	3.18	3.20
Other Consumer Loans[1]	5.16	5.35	5.23	5.25	5.33
Total Loans	3.83	3.82	3.87	3.92	3.92
1 Other Consumer Loans includes certain home improvement loans secured by mortgages.  However, these same loan balances are reported as
   Residential Real Estate in the table of period-end balances on page 39, captioned “Types of Loans.”

As the yield table above indicates, average rates across our portfolio have steadily declined over the last 5 quarters, mirroring the continuing decline in prevailing rates across all maturities generally, itself the result of the Fed's determination to generate and maintain historically low rates for the purpose of re-energizing the economy.
During the fourth quarter of 2015 the average yield on our loan portfolio was 9 basis points lower than the average yield during the fourth quarter of 2014, a drop from 3.92% to 3.83%. The decrease was exacerbated by extremely competitive pressures on rates for new commercial and commercial real estate loans as well as automobile loans and the decreasing rate environment generally. The yields on new 30 year fixed-rate residential real estate loans (the choice of most of our mortgage customers) remained very low during all five quarters. We continued to sell a portion of our originations to the secondary market, specifically, to Freddie Mac, although we retained a higher proportion of our gross originations in 2015 than in 2014, continuing a multi-year trend of emphasizing retention versus sale.
In 2015, the average yield on the loan portfolio continued to decline at a slightly faster pace then the cost of our deposits, although our net interest margin held steady during the year. We expect that average loan yields may continue to decline in 2016, likely at a slower pace than in the last few years, but still at a rate at least equal to, if not greater than, the decline in our average cost of deposits. If this happens, our net interest margin will continue to come under pressure.
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

# 41

The following table indicates the respective maturities and interest rate structure of our commercial and commercial real estate construction loans at December 31, 2015.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  Most of the commercial construction loans are made with a commitment for permanent financing, whether extended by us or unrelated third parties.  The maturity distribution below reflects the final maturity of the permanent financing.

b. Maturities and Sensitivities of Loans to Changes in Interest Rates
(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial	$25,544	$49,976	$27,067	$102,587
Commercial Real Estate - Construction	14,524	12,238	4,256	31,018
Total	$40,068	$62,214	$31,323	$133,605
Fixed Interest Rates	$4,615	$34,141	$17,537	$56,293
Variable Interest Rates	35,453	28,074	13,785	77,312
Total	$40,068	$62,215	$31,322	$133,605

COMMITMENTS AND LINES OF CREDIT
Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not funded at that time.  As of December 31, 2015, our total contingent liability for standby letters of credit amounted to $3.1 million.  In addition to these instruments, we also have issued lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time-to-time.  Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 2015, we had outstanding unfunded loan commitments in the aggregate amount of approximately $278.6 million.

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans
The amounts of nonaccrual, past due and restructured loans at year-end for each of the past five years are presented in the table on page 32 under the heading "Summary of the Allowance and Provision for Loan Losses."
Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by management that the full repayment of principal and interest is unlikely. Unless already placed on nonaccrual status, loans secured by home equity lines of credit are put on nonaccrual status when 120 days past due and residential real estate loans are put on nonaccrual status when 150 days past due. Commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain. Under the Uniform Retail Credit Classification and Account Management Policy established by banking regulators, fixed-maturity consumer loans not secured by real estate must generally be charged-off no later than when 120 days past due.  Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Open-end credits, residential real estate loans and commercial loans are evaluated for charge-off on a loan-by-loan basis when placed on nonaccrual status.  We had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2015.  Loans past due 90 days or more and still accruing interest are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.
The balance of loans 30-89 days past due totaled $8.1 million at December 31, 2015 and represented 0.51% of loans outstanding at that date, as compared to approximately $7.7 million, or 0.54% of loans outstanding at December 31, 2014.  These non-current loans at December 31, 2015 were composed of approximately $6.2 million of consumer loans (principally indirect automobile loans), $1.8 million of residential real estate loans and $0.1 million of commercial and commercial real estate loans.
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
The loan note to the consolidated financial statements, i.e., Note 5 (beginning on page 69) contains detailed information on modified loans and impaired loans.

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
Periodically we review the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future.  In our credit monitoring program, we treat loans that are classified as substandard but continue to accrue interest as potential problem loans.  At December 31, 2015, we identified 111 commercial loans totaling $24.6 million as potential problem loans.  At December 31, 2014, we identified 130 commercial loans totaling $27.3 million as potential problem loans.  For these loans, although positive factors such as payment history, value of supporting collateral, and/or personal or government guarantees led us to conclude that accounting for them as non-performing at year-end was not warranted, other factors, specifically, certain risk factors related to the loan or the borrower justified concerns that they may become nonperforming at some point in the future.
The overall level of our performing loans that demonstrate characteristics of potential weakness from time-to-time is for the most part dependent on economic conditions in northeastern New York State, which in turn are generally impacted at least in part by economic conditions in the U.S.  On both the regional and national levels, economic conditions are generally better than they were during and immediately after the 2008-2009 financial crisis, but are still weaker than was the case in 2007 and earlier periods.  If weak or stagnant economic conditions persist, potential problem loans likely will continue at their present levels or may even increase.

3. Foreign Outstandings - None

4. Loan Concentrations
The loan portfolio is well diversified.  There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section C.II.a. of this Item 7, beginning on page 39.  For further discussion, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Report.

5. Other Real Estate Owned and Repossessed Assets
Other real estate owned ("OREO") primarily consists of real property acquired in foreclosure.  OREO is carried at fair value less estimated cost to sell.  We establish allowances for OREO losses, which are determined and monitored on a property-by-property basis and reflect our ongoing estimate of the property's estimated fair value less costs to sell.  For all periods, all OREO was held for sale.  All repossessed assets for each of the five years in the table below consist of motor vehicles.

Distribution of OREO and Repossessed Assets (In Thousands)	December 31,
	2015	2014	2013	2012	2011
Single Family 1 - 4 Units	$1,357	$—	$41	$552	$310
Commercial Real Estate	521	312	40	418	150
Other Real Estate Owned, Net	1,878	312	81	970	460
Repossessed Assets	140	81	63	64	56
Total OREO and Repossessed Assets	$2,018	$393	$144	$1,034	$516

The following table summarizes changes in the net carrying amount of OREO and the number of properties for each of the periods presented.

Schedule of Changes in OREO (In Thousands)	2015	2014	2013	2012	2011
Balance at Beginning of Year	$312	$81	$970	$460	$—
Properties Acquired Through Foreclosure	1,889	469	392	950	409
Transfer of Bank Property	270	—	—	—	150
Subsequent Write-downs to Fair Value	(9)	—	—	—	—
Sales	(584)	(238)	(1,281)	(440)	(99)
Balance at End of Year	$1,878	$312	$81	$970	$460
Number of Properties, Beginning of Year	1	2	7	5	—
Properties Acquired During the Year	8	2	1	7	6
Properties Sold During the Year	(3)	(3)	(6)	(5)	(1)
Number of Properties, End of Year	6	1	2	7	5

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

AVERAGE DEPOSIT BALANCES
(Dollars In Thousands)

	Years Ended December 31,
	2015		2014		2013
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$329,017	—%	$290,922	—%	$264,959	—%
NOW Accounts	915,565	0.14	861,457	0.20	798,230	0.31
Savings Deposits	554,330	0.13	521,595	0.16	490,558	0.21
Time Deposits of $100,000 or More	59,967	0.59	70,475	1.09	86,457	1.39
Other Time Deposits	136,396	0.54	158,592	0.85	179,997	1.09
Total Deposits	$1,995,275	0.16	$1,903,041	0.25	$1,820,201	0.37

During 2015 average deposit balances, in total, increased by $122.2 million, or 6.5%, over the average for 2014. Most of this growth occurred in the fourth quarter of 2015, which is the result of typical seasonal fluctuations primarily in our municipal deposit balances. The increase was largely generated from our pre-existing branch network, although we did open one new branch, in Troy, New York, in September 2015.
During 2014 average deposit balances, in total, increased by $82.8 million, or 4.6%, over the average for 2013. Most of this growth occurred in the fourth quarter of 2014, consistent with our typical seasonal fluctuations in deposits. The increase was largely generated from our pre-existing branch network, although we did open one new branch, in Colonie, New York, in June 2014.
During 2013 average deposit balances, in total, increased by $95.0 million, or 5.5%, over the average for 2012. Most of this growth occurred in the fourth quarter of 2013. The increase was largely generated from our pre-existing branch network, although we did open two new branches in 2013, one in Queensbury, New York and the other in Clifton Park, New York.

We did not sell or close any branches during the covered period, 2013-2015. We did not hold any brokered deposits during 2014 and 2013. However, in 2015 we began to use reciprocal brokered deposits for a select group of municipalities, where through a well-established brokerage program, we transferred amounts in municipal deposits in excess of our FDIC insurance coverage limits to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank, in return for reciprocal transfers to us of equal amounts of deposits from the participant banks. Our balances of reciprocal broker deposits were $23.8 million at December 31, 2015.

The following table presents the quarterly average balance by deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO
Quarterly Average Deposit Balances
(Dollars In Thousands)

	Quarters Ended
	Dec 2015	Sep 2015	Jun 2015	Mar 2015	Dec 2014
Demand Deposits	$348,748	$347,469	$313,618	$305,557	$302,184
NOW Accounts	953,609	871,839	922,532	914,329	920,592
Savings Deposits	582,140	556,144	550,150	528,276	525,609
Time Deposits of $100,000 or More	60,294	59,639	59,569	60,370	65,202
Other Time Deposits	131,035	135,647	137,778	141,244	149,111
Total Deposits	$2,075,826	$1,970,738	$1,983,647	$1,949,776	$1,962,698

# 44

Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit fluctuations.  Municipal deposits on average represent 29% to 35% of our total deposits.  Municipal deposits are typically placed in NOW accounts and time deposits of short duration.
We expect to experience, and have typically experienced, a shift within the mix of deposit categories during periods of significant interest rate increases or decreases. During periods of falling rates and very low rates, such as the period from mid-2007 through the end of 2015, depositors tended to transfer maturing time deposits to nonmaturity interest-bearing deposit products. Our deposit balances in recent years have reflected such a migration, which continued during 2015. At December 31, 2015, time deposits represented 9.3% of total deposits, down from 10.8% at December 31, 2014, and the lowest ratio we have seen in modern times. By way of comparison, at the low point of the last falling interest rate cycle, in June 2004, the ratio of our time deposits to our total deposits was 22.5%. Yet we expect that this shift from time deposits to nonmaturity deposit products may continue to occur in upcoming periods, although perhaps at a slower pace, if deposit rates and interest rates remain at their current extraordinarily low levels. Contrarily, if deposit rates should begin to climb, we anticipate the movement of time deposits to nonmaturity interest bearing deposits to halt altogether, and likely to reverse itself if the rate rise is continuing or significant.
In general, there is a seasonal pattern to municipal deposits which dip to a low point in August each year.  Account balances tend to increase throughout the fall and into the winter months from tax deposits and increase again at the end of March from the electronic deposit of NYS Aid payments to school districts.  In addition to these seasonal fluctuations within types of accounts, the overall level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in and out of our banks due to competitive factors.  Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter.
For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first quarter of each calendar year, some growth in the second quarter, contraction in the third quarter and substantial growth in the fourth quarter.  Deposit balances followed this seasonal pattern during 2015, as in the prior two years. From 2014 to 2015, growth occurred in both municipal accounts (4.8%) as well as other deposit accounts (6.7%). The growth in our non-municipal account balances during 2015 was primarily in our demand, NOW and money market savings accounts.

The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits	Quarters Ended
	Dec 2015	Sep 2015	Jun 2015	Mar 2015	Dec 2014
Demand Deposits	16.8%	17.6%	15.8%	15.7%	15.4%
NOW Accounts	46.0	44.3	46.5	46.9	46.9
Savings Deposits	28.0	28.2	27.7	27.1	26.8
Time Deposits of $100,000 or More	2.9	3.0	3.0	3.1	3.3
Other Time Deposits	6.3	6.9	7.0	7.2	7.6
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

As discussed in the preceding paragraphs, time deposits, including time deposits of $100,000 or more, have decreased significantly and consistently in recent years, both absolutely and as a percentage of total deposits, as deposit rates generally have continued to fall. A portion of our time deposits of $100,000 or more are comprised of municipal deposits and are typically obtained on a competitive bid basis. We, like virtually all insured depository institutions, have experienced a steady decrease in the cost of our deposits over each of the past 5 quarters mirroring and continuing the protracted period of falling interest rates extending from mid-2007 through the end of 2015.  Although some maturing time deposits will continue to reprice at lower rates in forthcoming periods, the favorable decrease in the cost of deposits may come to a halt in the mid- or near-term future, since most of our time deposits have already repriced to current rates and the rates on our nonmaturity deposit balances have already been reduced to (or nearly to) the lowest sustainable levels.
Although negative interest rates have begun to appear on certain types of deposit account offered by commerical banks in other parts of the developed world, we do not anticipate that our banking competitors will at any point in the foreseeable future reduce below zero the rates offered by them on retail deposits of any type or maturity, at least with respect to individual or sole proprietorship accounts, nor do we anticipate that we will offer negative interest rates on any deposits in the foreseeable future.
The total quarterly cost to us of our deposits, by type of deposit and in total, for each of the most recent five quarters is set forth in the table below:

# 45

Quarterly Cost of Deposits	Quarters Ended
	Dec 2015	Sep 2015	Jun 2015	Mar 2015	Dec 2014
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.13	0.13	0.15	0.15	0.16
Savings Deposits	0.14	0.13	0.13	0.13	0.13
Time Deposits of $100,000 or More	0.59	0.59	0.59	0.60	0.88
Other Time Deposits	0.53	0.52	0.54	0.58	0.72
Total Deposits	0.15	0.15	0.16	0.16	0.20

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

In 2015, we began to use reciprocal brokered deposits for a select group of municipal deposit relationships. The balances of deposits transfered to, and received from, reciprocating banks was $23.8 million at December 31, 2015. Except for these certain municipal reciprocal relationships, we do not use traditional brokered deposits as a regular funding source and there were not any additional such brokered deposit balances carried during 2015, 2014 or 2013.

The maturities of time deposits of $100,000 or more at December 31, 2015 are presented below.  (In Thousands)

Maturing in:
Under Three Months	$13,007
Three to Six Months	13,053
Six to Twelve Months	12,602
2017	8,256
2018	5,599
2019	4,627
2020	2,648
Later	—
Total	$59,792

V. SHORT-TERM BORROWINGS
(Dollars in Thousands)

	2015	2014	2013
Overnight Advances from the Federal Home Loan Bank of New York, Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:
Balance at December 31	$105,173	$60,421	$64,777
Maximum Month-End Balance	105,173	60,421	64,777
Average Balance During the Year	45,595	29,166	33,322
Average Rate During the Year	0.29%	0.25%	0.27%
Rate at December 31	0.27%	0.26%	0.28%

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
Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $402.3 million at year-end 2015, an increase of $36.2 million from the year-end 2014 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit with correspondent banks and credit lines

# 46

with the Federal Home Loan Bank of New York ("FHLBNY"). Our federal funds lines of credit are with two correspondent banks totaling $35 million, but we did not draw on these lines during 2015.
To support our borrowing relationship with the FHLBNY, we have pledged collateral, including residential mortgage and home equity loans. At December 31, 2015, we had outstanding advances from the FHLBNY of $137 million; on such date, our unused borrowing capacity at the FHLBNY was approximately $260 million. In addition we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At December 31, 2015, the amount available under this facility was approximately $320 million, and there were no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At December 31, 2015, our basic liquidity ratio, including our FHLB collateralized borrowing capacity, was 12.1% of total assets, or $198 million in excess of our internally-set minimum target ratio of 4%.
Because of our consistently favorable credit quality and strong balance sheet, we did not experience any significant liquidity constraints in 2015 and did not experience any such constraints in any prior year, back to and including the financial crisis years. We have not at any time during such period been forced to pay premium rates to obtain retail deposits or other funds from any source.

E. CAPITAL RESOURCES AND DIVIDENDS

Important New Regulatory Capital Standards

New Bank Capital Rules.

The Dodd-Frank Act enacted in 2010 directed U.S. bank regulators to promulgate new bank capital standards, which were required to be at least as strict as the regulatory capital standards then in effect. The new bank regulatory capital standards were adopted by the Federal bank regulatory agencies in 2013 and became effective for our holding company and our subsidiary banks on January 1, 2015.
These new capital rules are summarized in an earlier section of this Report, "Regulatory Capital Standards," pages 7-9.

The table below sets forth the various capital ratios achieved by our holding company and our subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2015, as determined under the new bank regulatory capital standards in effect on that date, as well as the minimum levels for such capital ratios that bank holding companies and banks are required to maintain under the new rules. As demonstrated in the table, all of our holding company and bank capital ratios at year-end were well in excess of the required minimum levels for such ratios, as established by the regulators under the new rules. In addition, on December 31, 2015, our holding company and each of our banks qualified as "well-capitalized", the highest capital classification category, under the new capital classification scheme recently established by the federal bank regulators, as in effect on that date.

Capital Ratios:	Arrow	GFNB	SNB	Minimum Required Ratio
Tier 1 Leverage Ratio	9.3%	8.9%	8.9%	4.0%
Common Equity Tier 1 Capital Ratio	12.8%	14.0%	11.6%	4.5%
Tier 1 Risk-Based Capital Ratio	14.1%	14.0%	11.6%	6.0%
Total Risk-Based Capital Ratio	15.1%	15.0%	12.6%	8.0%

Stockholders' Equity at Year-end 2015: Stockholders' equity was $214.0 million at December 31, 2015, an increase of $13.0 million, or 6.5%, from the prior year-end.  During 2015 stockholders' equity was positively impacted by (a) net income of $24.7 million, (b) equity received from our various stock-based compensation plans of $1.6 million, and (c) other comprehensive income of $806 thousand, while stockholders' equity was reduced by (d) cash dividends of $12.7 million, and (e) purchases of our own common stock of $1.5 million.
Trust Preferred Securities: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's regulatory capital rules then in effect, TRUPs proceeds typically qualified as Tier 1 capital for bank holding companies such as ours, but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the Dodd-Frank Act, any trust preferred securities that Arrow might issue on or after the grandfathering date set forth in Dodd-Frank (May 19, 2010) would no longer qualify as Tier 1 capital under bank regulatory capital guidelines, whereas TRUPs outstanding prior to the grandfathering cutoff date set forth in Dodd-Frank (May 19, 2010) would continue to qualify as Tier 1 capital until maturity or redemption, subject to limitations. Thus, our outstanding TRUPs continue to qualify as Tier 1 regulatory capital, subject to such limitations.

# 47

Dividends: The source of funds for the payment of stockholder dividends by our holding company consists primarily of dividends declared and paid to the holding company by our bank subsidiaries.  In addition to legal regulatory limitations on payments of dividends by our holding company (i.e., the need to maintain adequate regulatory capital), there are legal and regulatory limitations on the payment of dividends by our holding company, there are also legal and regulatory limitations applicable to the payment of dividends by our bank subsidiaries to our holding company.  As of December 31, 2015, under the statutory limitation in national banking law, the maximum amount that could have been paid by the bank subsidiaries to the holding company, without special regulatory approval, was approximately $31.0 million.  The ability of our holding company and our banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.
See Part II, Item 5, "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a recent history of our cash dividend payments.

Stock Repurchase Program: In October 2015, the Board of Directors approved a $5.0 million stock repurchase program, effective January 1, 2016 (the 2016 program), under which management is authorized, in its discretion, to repurchase from time-to-time during 2016, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock, to the extent management believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of stockholders. This 2016 program replaced a similar repurchase program which was in effect during 2015 (the 2015 program), which also authorized the repurchase of up to $5.0 million of Arrow common stock. As of December 31, 2015, approximately $705 thousand had been used under the 2015 program to repurchase Arrow shares. This total does not include approximately $800 thousand of Arrow's Common Stock that the Company repurchased during 2014 other than through its repurchase program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

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
We have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital expenditures. As of December 31, 2015, we had no derivative securities, including interest rate swaps, credit default swaps, or equity puts or calls, in our investment portfolio.

G. CONTRACTUAL OBLIGATIONS (In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances [1]	$55,000	$—	$10,000	$45,000	$—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts [2]	20,000	—	—	—	20,000
Operating Lease Obligations [3]	2,695	704	971	552	468
Obligations under Retirement Plans [4]	34,713	3,246	6,372	6,860	18,235
Total	$112,408	$3,950	$17,343	$52,412	$38,703

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
3 See Note 18 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Operating Lease Obligations.
4 See Note 13 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Retirement Benefit Plans.

# 48

H. FOURTH QUARTER RESULTS

We reported net income of $6.6 million for the fourth quarter of 2015, an increase of $200 thousand, or 3.1%, from the fourth quarter of 2014.  Diluted earnings per common share for the fourth quarter of 2015 were $.51, an increase of $.02, or 4.1%, from the $.49 amount for the fourth quarter of 2014.  The net change in earnings between the two quarters was primarily affected by the following: (a) a $1.4 million increase in tax-equivalent net interest income, (b) a $373 thousand decrease in noninterest income, (c) a $24 thousand increase in the provision for loan losses, (d) a $944 thousand increase in noninterest expense, and (e) a $182 thousand decrease in the provision for income taxes.  The principal factors contributing to these quarter-to-quarter changes are included in the discussion of the year-to-year changes in net income set forth elsewhere in this Item 7, specifically, in Section B, "Results of Operations," above, as well as in the Company's Current Report on Form 8-K, as filed with the SEC on January 21, 2016, incorporating by reference the Company's earnings release for the year ended December 31, 2015.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION
(Dollars In Thousands, Except Per Share Amounts)

	For the Quarters Ended December 31,
	2015	2014
Interest and Dividend Income	$18,510	$17,140
Interest Expense	1,231	1,219
Net Interest Income	17,279	15,921
Provision for Loan Losses	465	441
Net Interest Income after Provision for Loan Losses	16,814	15,480
Noninterest Income	6,687	7,060
Noninterest Expense	14,242	13,299
Income Before Provision for Income Taxes	9,259	9,241
Provision for Income Taxes	2,690	2,872
Net Income	$6,569	$6,369
SHARE AND PER SHARE DATA:
Weighted Average Number of Shares Outstanding:
Basic	12,918	12,867
Diluted	12,979	12,908
Basic Earnings Per Common Share	$0.51	0.49
Diluted Earnings Per Common Share	0.51	0.49
Cash Dividends Per Common Share	0.250	0.245
AVERAGE BALANCES:
Assets	$2,442,964	$2,247,576
Earning Assets	2,317,784	2,123,983
Loans	1,556,234	1,401,601
Deposits	2,075,825	1,962,698
Stockholders’ Equity	213,219	202,603
SELECTED RATIOS (Annualized):
Return on Average Assets	1.07%	1.12%
Return on Average Equity	12.22%	12.47%
Net Interest Margin [1]	3.15%	3.17%
Net Charge-offs to Average Loans	0.05%	0.05%
Provision for Loan Losses to Average Loans	0.12%	0.12%

1 Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets. (See “Use of Non-GAAP Financial
Measures” on page 4).

# 49

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)
The following quarterly financial information for 2015 and 2014 is unaudited, but, in the opinion of management, fairly presents the results of Arrow.

SELECTED QUARTERLY FINANCIAL DATA
(In Thousands, Except Per Share Amounts)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$16,990	$17,407	$17,831	$18,510
Net Interest Income	15,904	16,164	16,578	17,279
Provision for Loan Losses	275	70	537	465
Net Securities Gains	90	16	—	23
Income Before Provision for Income Taxes	8,530	9,155	8,328	9,259
Net Income	5,855	6,305	5,933	6,569
Basic Earnings Per Common Share	0.45	0.49	0.46	0.51
Diluted Earnings Per Common Share	0.45	0.49	0.46	0.51

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$16,266	$16,695	$16,760	$17,140
Net Interest Income	14,672	15,140	15,361	15,921
Provision for Loan Losses	458	505	444	441
Net Securities Gains	—	(27)	137	—
Income Before Provision for Income Taxes	7,634	7,917	8,742	9,241
Net Income	5,320	5,524	6,147	6,369
Basic Earnings Per Common Share	0.41	0.43	0.48	0.49
Diluted Earnings Per Common Share	0.41	0.43	0.48	0.49

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
Our standard simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one- year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date.  We normally apply a parallel and pro rata shift in rates over a 12-month period.  However, at year-end 2015 the targeted federal funds rate was only 25 basis points above the rate where it had been from late 2008 to December 16, 2015, a range of 0 to .25%.  Thus, for purposes of our decreasing rate simulation, we applied a hypothetical 100 basis point downward shift in interest rates for assets and liabilities at the long end of the yield curve with hypothetical short-term rate decreases for particular assets and liabilities equal to the lesser of 100 basis points or such lower rate (below 100 basis points) as was actually borne by such asset or liability.

# 50

Applying the simulation model analysis as of December 31, 2015, a 200 basis point increase in interest rates demonstrated a 2.1% decrease in net interest income, and a 100 basis point (as adjusted) decrease in interest rates demonstrated a 1.0% decrease in net interest income.  These amounts were within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets. However, when current prevailing interest rates are already extremely low, a further decline in prevailing rates may not produce the otherwise expected increase in net interest income, even over a relatively short time horizon, because as noted above, further decreases in rates with respect to liabilities (deposits) may be significantly impeded by the assumed boundary of a zero rate, no matter how quickly they reprice, whereas further decreases in asset rates are not as likely to run up against the assumed boundary of zero, and thus may be experienced in full or nearly full, across the asset portfolio, even if assets reprice more slowly than liabilities. Thus, even in the short run, rate decreases in the current environment may not be beneficial to income.
This explains the abnormal result of our simulation model, above, i.e., that over the indicated time horizon of 12 months. If the impact of rate change on our income is projected over a longer time horizon, e.g., two years or longer, it might be expected that a decrease in prevailing rates would have a greater negative impact on our income, as compared to the short-term result, as assets continue to reprice downward in full response, while liabilities do not further reprice but remain trapped by the assumed zero rate boundary. On the other hand, an increase in prevailing rates would have a much less negative impact over the longer term, and perhaps even a neutral or positive impact, on our net interest income, as our asset portfolios eventually reprice upward. However, other factors may play a significant role in any analysis of the impact of rising rates on our income, including a possible softening of loan demand and/or slowing of the economy that might be expected to accompany any general rate rise.
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

# 51

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements and unaudited supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Arrow Financial Corporation:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 10, 2016

# 52

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Arrow Financial Corporation:

We have audited Arrow Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arrow Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 10, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
March 10, 2016

# 53

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	December 31, 2015	December 31, 2014
ASSETS
Cash and Due From Banks	$34,816	$35,081
Interest-Bearing Deposits at Banks	16,252	11,214
Investment Securities:
Available-for-Sale	402,309	366,139
Held-to-Maturity (Approximate Fair Value of $325,930 at December 31, 2015; and $308,566 at December 31, 2014)	320,611	302,024
Federal Home Loan Bank and Federal Reserve Bank Stock	8,839	4,851
Loans	1,573,952	1,413,268
Allowance for Loan Losses	(16,038)	(15,570)
Net Loans	1,557,914	1,397,698
Premises and Equipment, Net	27,440	28,488
Goodwill	21,873	22,003
Other Intangible Assets, Net	3,107	3,625
Other Assets	53,027	46,297
Total Assets	$2,446,188	$2,217,420
LIABILITIES
Noninterest-Bearing Deposits	$358,751	$300,786
NOW Accounts	887,317	871,671
Savings Deposits	594,538	524,648
Time Deposits of $100,000 or More	59,792	61,797
Other Time Deposits	130,025	144,046
Total Deposits	2,030,423	1,902,948
Short-Term Borrowings	105,173	60,421
Federal Home Loan Bank Term Advances	55,000	10,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	21,621	23,125
Total Liabilities	2,232,217	2,016,494
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (17,420,776 Shares Issued at December 31, 2015; and 17,079,376 Shares Issued at December 31, 2014)	17,421	17,079
Additional Paid-in Capital	250,680	239,721
Retained Earnings	32,139	29,458
Unallocated ESOP Shares (55,275 Shares at December 31, 2015; and 71,748 Shares at December 31, 2014)	(1,100)	(1,450)
Accumulated Other Comprehensive Loss	(7,972)	(7,166)
Treasury Stock, at Cost (4,426,072 Shares at December 31, 2015; and (4,386,001 Shares at December 31, 2014)	(77,197)	(76,716)
Total Stockholders’ Equity	213,971	200,926
Total Liabilities and Stockholders’ Equity	$2,446,188	$2,217,420

See Notes to Consolidated Financial Statements.

# 54

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2015	2014	2013
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$56,856	$53,194	$51,319
Interest on Deposits at Banks	94	80	89
Interest and Dividends on Investment Securities:
Fully Taxable	8,043	7,954	6,903
Exempt from Federal Taxes	5,745	5,633	5,827
Total Interest and Dividend Income	70,738	66,861	64,138
INTEREST EXPENSE
NOW Accounts	1,276	1,722	2,461
Savings Deposits	741	839	1,024
Time Deposits of $100,000 or More	356	770	1,198
Other Time Deposits	742	1,354	1,962
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	20	22	18
Federal Home Loan Bank Advances	1,097	490	680
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	581	570	579
Total Interest Expense	4,813	5,767	7,922
NET INTEREST INCOME	65,925	61,094	56,216
Provision for Loan Losses	1,347	1,848	200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	64,578	59,246	56,016
NONINTEREST INCOME
Income From Fiduciary Activities	7,762	7,468	6,735
Fees for Other Services to Customers	9,220	9,261	9,407
Insurance Commissions	8,967	9,455	8,895
Net Gain on Securities Transactions	129	110	540
Net Gain on Sales of Loans	692	784	1,460
Other Operating Income	1,354	1,238	1,024
Total Noninterest Income	28,124	28,316	28,061
NONINTEREST EXPENSE
Salaries and Employee Benefits	33,064	30,941	31,182
Occupancy Expenses, Net	9,267	8,990	8,285
FDIC Assessments	1,186	1,117	1,080
Other Operating Expense	13,913	12,980	12,656
Total Noninterest Expense	57,430	54,028	53,203
INCOME BEFORE PROVISION FOR INCOME TAXES	35,272	33,534	30,874
Provision for Income Taxes	10,610	10,174	9,079
NET INCOME	$24,662	$23,360	$21,795
Average Shares Outstanding:
Basic	12,894	12,856	12,793
Diluted	12,942	12,886	12,825
Per Common Share:
Basic Earnings	$1.91	$1.82	$1.70
Diluted Earnings	1.91	1.81	1.70

Share and Per Share Amounts have been restated for the September 2015 2% stock dividend.
See Notes to Consolidated Financial Statements.

# 55

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands)

	Years Ended December 31,
	2015	2014	2013
Net Income	$24,662	$23,360	21,795
Other Comprehensive Income (Loss), Net of Tax:
Unrealized Net Securities Holding (Losses) Gains Arising During the Year	(1,832)	232	(2,925)
Reclassification Adjustment for Net Securities Gains Included in Net Income	(78)	(67)	(326)
Net Retirement Plan Gain (Loss)	848	(2,846)	6,425
Net Retirement Plan Prior Service (Cost) Credit	(224)	(347)	—
Amortization of Net Retirement Plan Actuarial Loss	514	288	914
Accretion of Net Retirement Plan Prior Service Credit	(34)	(53)	1
Other Comprehensive (Loss) Income	(806)	(2,793)	4,089
Comprehensive Income	$23,856	$20,567	$25,884

See Notes to Consolidated Financial Statements.

# 56

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2012	$16,416	$218,650	$26,251	$(2,150)	$(8,462)	$(74,880)	$175,825
Net Income	—	—	21,795	—	—	—	21,795
Other Comprehensive (Loss) Income	—	—	—	—	4,089	—	4,089
2% Stock Dividend (328,323 Shares)	328	8,152	(8,480)	—	—	—	—
Cash Dividends Paid, $.95 per Share [1]	—	—	(12,109)	—	—	—	(12,109)
Shares Issued for Stock Option Exercises, net (58,719 Shares)	—	676	—	—	—	578	1,254
Shares Issued Under the Directors’ Stock Plan (7,643 Shares)	—	123	—	—	—	75	198
Shares Issued Under the Employee Stock Purchase Plan (19,679 Shares)	—	283	—	—	—	194	477
Shares Issued for Dividend Reinvestment Plans (49,574 Shares)	—	796	—	—	—	484	1,280
Stock-Based Compensation Expense	—	372	—	—	—	—	372
Tax Benefit for Exercises of Stock Options	—	23	—	—	—	—	23
Purchase of Treasury Stock (68,361 Shares)	—	—	—	—	—	(1,709)	(1,709)
Acquisition of Subsidiaries (9,503 Shares)	—	139	—	—	—	94	233
Allocation of ESOP Stock (16,969 Shares)	—	76	—	350	—	—	426
Balance at December 31, 2013	$16,744	$229,290	$27,457	$(1,800)	$(4,373)	$(75,164)	$192,154

Balance at December 31, 2013	$16,744	$229,290	$27,457	$(1,800)	$(4,373)	$(75,164)	$192,154
Net Income	—	—	23,360	—	—	—	23,360
Other Comprehensive (Loss) Income	—	—	—	—	(2,793)	—	(2,793)
2% Stock Dividend (334,890 Shares)	335	8,617	(8,952)	—	—	—	—
Cash Dividends Paid, $.97 per Share [1]	—	—	(12,407)	—	—	—	(12,407)
Shares Issued for Stock Option Exercises, net (61,364 Shares)	—	852	—	—	—	602	1,454
Shares Issued Under the Directors’ Stock Plan (7,584 Shares)	—	123	—	—	—	74	197
Shares Issued Under the Employee Stock Purchase Plan (19,575 Shares)	—	296	—	—	—	192	488
Stock-Based Compensation Expense	—	360	—	—	—	—	360
Tax Benefit for Exercises of Stock Options	—	25	—	—	—	—	25
Purchase of Treasury Stock (95,064 Shares)	—	—	—	—	—	(2,455)	(2,455)
Acquisition of Subsidiaries (3,595 Shares)	—	56	—	—	—	35	91
Allocation of ESOP Stock (17,300 Shares)	—	102	—	350	—	—	452
Balance at December 31, 2014	$17,079	$239,721	$29,458	$(1,450)	$(7,166)	$(76,716)	$200,926

# 57

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, Continued (In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2014	$17,079	$239,721	$29,458	$(1,450)	$(7,166)	$(76,716)	$200,926
Net Income	—	—	24,662	—	—	—	24,662
Other Comprehensive (Loss) Income	—	—	—	—	(806)	—	(806)
2% Stock Dividend (341,400 Shares) [2]	342	8,939	(9,281)	—	—	—	—
Cash Dividends Paid, $.99 per Share [1]	—	—	(12,700)	—	—	—	(12,700)
Shares Issued for Stock Option Exercises, net (43,096 Shares)	—	489	—	—	—	429	918
Shares Issued Under the Directors’ Stock Plan (8,480 Shares)	—	143	—	—	—	84	227
Shares Issued Under the Employee Stock Purchase Plan (19,036 Shares)	—	306	—	—	—	188	494
Shares Issued for Dividend Reinvestment Plans ( 32,171 Shares)	—	570	—	—	—	316	886
Stock-Based Compensation Expense	—	308	—	—	—	—	308
Tax Benefit for Exercises of Stock Options	—	59	—	—	—	—	59
Purchase of Treasury Stock (55,368 Shares)	—	—	—	—	—	(1,498)	(1,498)
Allocation of ESOP Stock (17,645 Shares)	—	145	—	350	—	—	495
Balance at December 31, 2015	$17,421	$250,680	$32,139	$(1,100)	$(7,972)	$(77,197)	$213,971
1 Cash dividends paid per share have been adjusted for the September 2015 2% stock dividend.
2 Included in the shares issued for the 2% stock dividend in 2015 were treasury shares of 87,465 and unallocated ESOP shares of 1,172.

See Notes to Consolidated Financial Statements.

# 58

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
Cash Flows from Operating Activities:	2015	2014	2013
Net Income	$24,662	$23,360	$21,795
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	1,347	1,848	200
Depreciation and Amortization	6,293	7,042	8,870
Allocation of ESOP Stock	495	452	426
Gains on the Sale of Securities Available-for-Sale	(172)	(137)	(527)
Gains on the Sale of Securities Held-to-Maturity	—	—	(18)
Losses on the Sale of Securities Available-for-Sale	43	27	—
Losses on the Sale of Securities Held-to-Maturity	—	—	5
Loans Originated and Held-for-Sale	(20,731)	(23,156)	(46,101)
Proceeds from the Sale of Loans Held-for-Sale	21,524	23,606	50,298
Net Gains on the Sale of Loans	(692)	(784)	(1,460)
Net Losses on the Sale or Write-down of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	297	77	120
Net Gain on the Sale of a Subsidiary	(204)	—	—
Contributions to Pension Plans	(3,858)	(921)	(473)
Deferred Income Tax (Benefit) Expense	1,180	(299)	294
Shares Issued Under the Directors’ Stock Plan	227	197	198
Stock-Based Compensation Expense	308	360	372
Net (Increase) Decrease in Other Assets	(1,147)	(806)	1,888
Net (Decrease) Increase in Other Liabilities	(646)	(225)	786
Net Cash Provided By Operating Activities	28,926	30,641	36,673
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	66,551	49,928	16,295
Proceeds from the Maturities and Calls of Securities Available-for-Sale	93,817	153,127	132,228
Purchases of Securities Available-for-Sale	(201,820)	(113,953)	(136,416)
Proceeds from the Sale of Securities Held-to-Maturity	—	—	1,181
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	48,409	56,714	47,228
Purchases of Securities Held-to-Maturity	(68,210)	(60,906)	(109,620)
Net Increase in Loans	(164,710)	(148,482)	(98,903)
Proceeds from the Sales or Write-down of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,901	1,237	1,789
Purchase of Premises and Equipment	(1,621)	(1,468)	(2,233)
Cash Paid for Subsidiaries, Net	—	(75)	(75)
Proceeds from the Sale of a Subsidiary, Net	132	—	—
Net (Increase) Decrease in Federal Home Loan Bank Stock	(3,988)	1,430	(489)
Purchase of Bank Owned Life Insurance	—	(5,245)	—
Net Cash Used In Investing Activities	(229,539)	(67,693)	(149,015)
Cash Flows from Financing Activities:
Net Increase in Deposits	127,475	60,618	111,175
Net (Decrease) Increase in Short-Term Borrowings	44,752	(4,356)	23,099
Federal Home Loan Bank Advances	55,000	—	—
Repayments of Federal Home Loan Bank Advances	(10,000)	(10,000)	(10,000)
Purchase of Treasury Stock	(1,498)	(2,455)	(1,709)
Shares Issued for Stock Option Exercises, net	918	1,454	1,254
Shares Issued Under the Employee Stock Purchase Plan	494	488	477
Tax Benefit for Exercises of Stock Options	59	25	23
Shares Issued for Dividend Reinvestment Plans	886	—	1,280
Cash Dividends Paid	(12,700)	(12,407)	(12,109)
Net Cash Provided By Financing Activities	205,386	33,367	113,490
Net (Decrease) Increase in Cash and Cash Equivalents	4,773	(3,685)	1,148
Cash and Cash Equivalents at Beginning of Year	46,295	49,980	48,832
Cash and Cash Equivalents at End of Year	$51,068	$46,295	$49,980

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$4,856	$5,932	$8,067
Income Taxes	9,357	10,060	8,336
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	3,046	1,308	971
Shares Issued for Acquisition of Subsidiary	—	91	233

See Notes to Consolidated Financial Statements.

# 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	RISKS AND UNCERTAINTIES

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

# 60

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
The allowance for loan losses on the remaining loans is primarily determined based upon consideration of the historical loss factor incorporating a rolling twelve quarter look-back period of the respective segment that have occurred within each pool of loans over the loss emergence period (LEP), adjusted as necessary based upon consideration of qualitative considerations impacting the inherent risk of loss in the respective loan portfolios. The LEP is an estimate of the average amount of time from the point at

# 61

which a loss is incurred on a loan to the point at which the loss is recognized in the financial statements. Since the LEP may change under various economic environments, we update the LEP calculation on an annual basis. We also consider and adjust historical net loss factors for qualitative factors that impact the inherent risk of loss associated with our loan categories within our total loan portfolio. These include:

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

Investments in Real Estate Limited Partnerships - These limited partnerships acquire, develop and operate low and moderate-income housing. As a limited partner in these projects, we receive low income housing tax credits and tax deductions for losses incurred by the underlying properties. We apply the proportional amortization method allowed in Accounting Standards Update 2014-01 "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects." The proportional amortization method permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and to recognize the net investment performance in the income statement as a component of income tax expense.

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

# 62

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

# 63

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

Management’s Use of Estimates -The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Our most significant estimates are the allowance for loan losses, the evaluation of other-than-temporary impairment of investment securities, goodwill impairment, pension and other postretirement liabilities and an analysis of a need for a valuation allowance for deferred tax assets. Actual results could differ from those estimates.
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

Recent Accounting Pronouncements

During 2015, the FASB issued 17 accounting standards updates and, through the date of this report, four additional standard in 2016. The standards listed below did not have had an immediate impact on Arrow, but could in the future.
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
ASU 2015-08 "Business Combinations" amended various SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 115.
ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" will significantly change the income statement impact of equity investments. For Arrow, the standard is effective for the first quarter of 2018, and will require that equity investments be measured at fair value, with changes in fair value measured in net income. Currently, we hold a small portfolio of equity investments and we do not expect that the adoption of this change in accounting for equity investments will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.
ASU 2016-2 "Leases" will require the recognition of operating leases. For Arrow, the standard becomes effective in the first quarter of 2019. We do not expect that the adoption of this change in accounting for operating leases will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.

# 64

Note 3:	CASH AND CASH EQUIVALENTS (Dollars In Thousands)

The following table is the schedule of cash and cash equivalents at December 31, 2015 and 2014:

	2015	2014
Cash and Due From Banks	$34,816	$35,081
Interest-Bearing Deposits at Banks	16,252	11,214
Total Cash and Cash Equivalents	$51,068	$46,295
Supplemental Information:
Total required reserves, including vault cash and Federal Reserve Bank deposits	$23,446	$19,989

The Company is required to maintain reserve balances with the Federal Reserve Bank of New York. The required reserve is calculated on a fourteen day average and the amounts presented in the table above represent the average for the period that includes December 31.

Note 4.	INVESTMENT SECURITIES (Dollars In Thousands)

The following table is the schedule of Available-For-Sale Securities at December 31, 2015 and 2014:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
December 31, 2015
Available-For-Sale Securities, at Amortized Cost	$155,932	$52,306	$177,376	$14,544	$1,120	$401,278
Available-For-Sale Securities, at Fair Value	155,782	52,408	178,588	14,299	1,232	402,309
Gross Unrealized Gains	264	105	2,236	—	112	2,717
Gross Unrealized Losses	414	3	1,024	245	—	1,686
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						310,857

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	23,954	13,460	5,613	—	43,027
From 1 - 5 Years	155,932	26,753	153,333	7,931	—	343,949
From 5 - 10 Years	—	999	10,583	—	—	11,582
Over 10 Years	—	600	—	1,000	—	1,600

Maturities of Debt Securities, at Fair Value:
Within One Year	—	23,972	13,658	5,609	—	43,239
From 1 - 5 Years	155,782	26,837	153,920	7,890	—	344,429
From 5 - 10 Years	—	999	11,010	—	—	12,009
Over 10 Years	—	600	—	800	—	1,400

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$76,802	$4,289	$99,569	$3,616	$—	$184,276
12 Months or Longer	—	1,443	903	10,671	—	13,017
Total	$76,802	$5,732	$100,472	$14,287	$—	$197,293
Number of Securities in a Continuous Loss Position	21	19	30	19	—	89

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$413	$2	$1,023	$2	$—	$1,440
12 Months or Longer	1	1	1	243	—	246
Total	$414	$3	$1,024	$245	$—	$1,686

# 65

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities

December 31, 2014
Available-For-Sale Securities, at Amortized Cost	$137,540	$81,582	$124,732	$16,988	$1,120	$361,962
Available-For-Sale Securities, at Fair Value	137,603	81,730	128,827	16,725	1,254	366,139
Gross Unrealized Gains	208	187	4,100	7	134	4,636
Gross Unrealized Losses	145	39	5	270	—	459
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						267,384

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$39,631	$3,309	$82	$—	$—	$43,022
12 Months or Longer	28,020	14,035	1,546	10,738	—	54,339
Total	$67,651	$17,344	$1,628	$10,738	$—	$97,361
Number of Securities in a Continuous Loss Position	22	65	3	15	—	105

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$48	$—	$—	$—	$—	$48
12 Months or Longer	97	39	5	270	—	411
Total	$145	$39	$5	$270	$—	$459

The following table is the schedule of Held-To-Maturity Securities at December 31, 2015 and 2014:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2015
Held-To-Maturity Securities, at Amortized Cost	$226,053	$93,558	$1,000	$320,611
Held-To-Maturity Securities, at Fair Value	230,621	94,309	1,000	325,930
Gross Unrealized Gains	4,619	868	—	5,487
Gross Unrealized Losses	51	117	—	168
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value				299,767

Maturities of Debt Securities, at Amortized Cost:
Within One Year	36,615	—	—	36,615
From 1 - 5 Years	91,014	61,550	—	152,564
From 5 - 10 Years	94,418	32,008	—	126,426
Over 10 Years	4,006	—	1,000	5,006

# 66

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
Maturities of Debt Securities, at Fair Value:
Within One Year	36,695	—	—	36,695
From 1 - 5 Years	93,335	62,040	—	155,375
From 5 - 10 Years	96,498	32,269	—	128,767
Over 10 Years	4,093	—	1,000	5,093

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$2,302	$6,000	$—	$8,302
12 Months or Longer	11,764	4,154	—	15,918
Total	$14,066	$10,154	$—	$24,220
Number of Securities in a Continuous Loss Position	54	8	—	62

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$11	$93	$—	$104
12 Months or Longer	40	24	—	64
Total	$51	$117	$—	$168

December 31, 2014
Held-To-Maturity Securities, at Amortized Cost	$188,472	$112,552	$1,000	$302,024
Held-To-Maturity Securities, at Fair Value	193,252	114,314	1,000	308,566
Gross Unrealized Gains	4,935	1,770	—	6,705
Gross Unrealized Losses	155	8	—	163
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value				282,640

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$2,143	$4,581	$—	$6,724
12 Months or Longer	16,033	—	—	16,033
Total	$18,176	$4,581	$—	$22,757
Number of Securities in a Continuous Loss Position	74	1	—	75

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$17	$8	$—	$25
12 Months or Longer	138	—	—	138
Total	$155	$8	$—	$163

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

In the available-for-sale category at December 31, 2015, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $155.9 million and a fair value of $155.8 million. Mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $15.7 million and a fair value of $15.8 million and GSE securities with an amortized cost of $161.7 million and a fair value of $162.7 million. In the held-to-maturity category at December 31, 2015,

# 67

mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $3.8 million and a fair value of $3.9 million and GSE securities with an amortized cost of $89.8 million and a fair value of $90.5 million.
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

Securities in a continuous loss position, in the tables above for December 31, 2015 and December 31, 2014 do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. agency issues, including mortgage-backed securities, are all rated Aaa by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to December 31, 2015, there were no securities downgraded below investment grade.

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

Pledged securities, in the tables above, are primarily used to collateralize state and municipal deposits, as required under New York State law. A small portion of the pledged securities are used to collateralize repurchase agreements and pooled deposits of our trust customers.

Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock

Federal Reserve Bank and Federal Home Loan Bank Stock are carried at cost.

	December 31,
	2015	2014
Federal Reserve Bank Stock	$1,060	$1,048
Federal Home Loan Bank Stock	7,779	3,803
Total Federal Reserve Bank and Federal Home Loan Bank Stock	$8,839	$4,851

# 68

Note 5:	LOANS (Dollars In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of December 31, 2015 and December 31, 2014 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2015
Loans Past Due 30-59 Days	$98	$—	$4,598	$955	$5,651
Loans Past Due 60-89 Days	186	—	1,647	1,370	3,203
Loans Past Due 90 or More Days	203	1,469	295	2,184	4,151
Total Loans Past Due	487	1,469	6,540	4,509	13,005
Current Loans	102,100	383,470	457,983	617,394	1,560,947
Total Loans	$102,587	$384,939	$464,523	$621,903	$1,573,952

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$187	$187
Nonaccrual Loans	$387	$2,401	$450	$3,195	$6,433

December 31, 2014
Loans Past Due 30-59 Days	$124	$432	$4,167	$482	$5,205
Loans Past Due 60-89 Days	154	7	1,225	1,495	2,881
Loans Past Due 90 or more Days	345	1,832	206	2,999	5,382
Total Loans Past Due	623	2,271	5,598	4,976	13,468
Current Loans	98,888	337,841	431,443	531,628	1,399,800
Total Loans	$99,511	$340,112	$437,041	$536,604	$1,413,268

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$537	$537
Nonaccrual Loans	$473	$2,071	$415	$3,940	$6,899

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

# 69

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

Residential - Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. We originate adjustable-rate and fixed-rate one-to-four-family residential real estate loans for the construction, purchase or refinancing of an existing mortgage. These loans are collateralized primarily by owner-occupied properties generally located in the Company’s market area. Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 80% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance. The Company’s underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals, and a review of the borrower’s financial condition. Mortgage title insurance and hazard insurance are normally required. It is our general practice to underwrite our residential real estate loans to secondary market standards. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period. In addition, the Company offers fixed home equity loans as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Our policy allows for a maximum loan to value ratio of 80%, although periodically higher advances are allowed.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second junior lien position on one-to-four-family residential real estate).  Risk is generally reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

Allowance for Loan Losses

The following table presents a rollforward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Rollfoward of the Allowance for Loan Losses for the Year Ended:
December 31, 2014	$2,100	$4,128	$5,210	$3,369	$763	$15,570
Charge-offs	(62)	(7)	(711)	(326)	—	(1,106)
Recoveries	34	—	193	—	—	227
Provision	(245)	399	862	747	(416)	1,347
December 31, 2015	$1,827	$4,520	$5,554	$3,790	$347	$16,038

December 31, 2013	$1,886	$3,962	$4,478	$3,026	$1,082	$14,434
Charge-offs	(212)	—	(718)	(91)	—	(1,021)
Recoveries	86	—	223	—	—	309
Provision	340	166	1,227	434	(319)	1,848
December 31, 2014	$2,100	$4,128	$5,210	$3,369	$763	$15,570

December 31, 2012	$2,344	$3,651	$4,840	$3,405	$1,058	$15,298
Charge-offs	(926)	(11)	(459)	(15)	—	(1,411)
Recoveries	88	—	259	—	—	347
Provision	380	322	(162)	(364)	24	200
December 31, 2013	$1,886	$3,962	$4,478	$3,026	$1,082	$14,434

# 70

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
December 31, 2015
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,827	$4,520	$5,554	$3,790	$347	$16,038
Ending Loan Balance - Individually Evaluated for Impairment	$155	$2,372	$114	$645	$—	$3,286
Ending Loan Balance - Collectively Evaluated for Impairment	$102,432	$382,567	$464,409	$621,258	$—	$1,570,666

December 31, 2014
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$109	$—	$109
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$2,100	$4,128	$5,210	$3,260	$763	$15,461
Ending Loan Balance - Individually Evaluated for Impairment	$494	$1,492	$118	$2,237	$—	$4,341
Ending Loan Balance - Collectively Evaluated for Impairment	$99,017	$338,620	$436,923	$534,367	$—	$1,408,927

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

# 71

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

Loan Credit Quality Indicators

The following table presents the credit quality indicators by loan category at December 31, 2015 and December 31, 2014:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2015
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$93,607	$360,654			$454,261
Special Mention	1,070	4,901			5,971
Substandard	7,910	19,384			27,294
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$464,074	$618,521	1,082,595
Nonperforming			449	3,382	3,831

December 31, 2014
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$85,949	$317,747			$403,696
Special Mention	2,442	3,718			6,160
Substandard	11,120	18,647			29,767
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$436,626	$532,127	968,753
Nonperforming			415	4,477	4,892

For the purposes of the table above, nonperforming automobile, residential and other consumer loans are those loans on nonaccrual status or are 90 days or more past due and still accruing interest.

For the allowance calculation, we use an internally developed system of five credit quality indicators to rate the credit worthiness of each commercial loan defined as follows:

# 72

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

# 73

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded allowance or no recorded allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2015
Recorded Investment:
With No Related Allowance	$155	$2,372	$114	$645	$3,286
With a Related Allowance	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	$155	$2,372	$144	$645	$3,316
With a Related Allowance	—	—	—	—	—

December 31, 2014
Recorded Investment:
With No Related Allowance	$494	$1,492	$118	$1,678	$3,782
With a Related Allowance	—	—	—	559	559
Unpaid Principal Balance:
With No Related Allowance	$494	$1,492	$118	$1,678	$3,782
With a Related Allowance	—	—	—	559	559

For the Year-To-Date Period Ended:
December 31, 2015
Average Recorded Balance:
With No Related Allowance	$325	$1,932	$116	$1,162	$3,535
With a Related Allowance	—	—	—	280	$280
Interest Income Recognized:
With No Related Allowance	$—	$9	$14	$—	$23
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—
Related Allowance	—	—	—	—	$—

December 31, 2014
Average Recorded Balance:
With No Related Allowance	$348	$1,492	$121	$1,673	$3,634
With a Related Allowance	—	—	—	546	$546
Interest Income Recognized:
With No Related Allowance	$11	$—	$7	$1	$19
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—

December 31, 2013
Average Recorded Balance:
With No Related Allowance	$133	$2,157	$188	$1,700	$4,178
With a Related Allowance	694	—	—	—	$694
Interest Income Recognized:
With No Related Allowance	$4	$—	$9	$8	$21
With a Related Allowance	—	—	—	—	$—
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	$—

# 74

At December 31, 2015 and December 31, 2014, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated:

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Year Ended:
December 31, 2015
Number of Loans	—	1	4	—	5
Pre-Modification Outstanding Recorded Investment	$—	$883	$51	$—	$934
Post-Modification Outstanding Recorded Investment	$—	$883	$51	$—	$934
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—

December 31, 2014
Number of Loans	—	—	4	1	5
Pre-Modification Outstanding Recorded Investment	$—	$—	$36	$574	$610
Post-Modification Outstanding Recorded Investment	$—	$—	$36	$574	$610
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—

December 31, 2013
Number of Loans	1	—	9	—	10
Pre-Modification Outstanding Recorded Investment	$169	$—	$88	$—	$257
Post-Modification Outstanding Recorded Investment	$200	$—	$88	$—	$288
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of December 31, 2015 or December 31, 2014.

# 75

Schedule of Supplemental Loan Information

	2015	2014
Supplemental Information:
Unamortized deferred loan origination costs, net of deferred loan origination fees, included in the above balances	$3,268	$2,771
Overdrawn deposit accounts, included in the above balances	477	973
Pledged loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank of New York	396,956	313,355
Residential real estate loans serviced for Freddie Mac, not included in the balances above	153,795	158,598
Loans held for sale at period-end, included in the above balances	298	398
Loans to Related Parties:
Balance at beginning of year	$6,003	$7,769
Adjustment due to change in composition of related parties	2,610	—
New loans and renewals, during the year	2,770	694
Repayments, during the year	(1,788)	(2,460)
Balance at end of year	$9,595	$6,003

Note 6:	PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 2015 and 2014 is presented below:

	2015	2014
Land and Bank Premises	$34,609	$35,062
Equipment, Furniture and Fixtures	22,879	22,003
Leasehold Improvements	1,461	1,218
Total Cost	58,949	58,283
Accumulated Depreciation and Amortization	(31,509)	(29,795)
Net Premises and Equipment	$27,440	$28,488

Amounts charged to expense for depreciation totaled $1,892, $1,879 and $1,928 in 2015, 2014 and 2013, respectively.

# 76

Note 7:	OTHER INTANGIBLE ASSETS (In Thousands)

The following table presents information on Arrow’s other intangible assets (other than goodwill) as of December 31, 2015, 2014 and 2013:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Customer Intangibles[1]	Total
Gross Carrying Amount, December 31, 2015	$2,247	$1,822	$4,382	$8,451
Accumulated Amortization	(2,247)	(1,143)	(1,954)	(5,344)
Net Carrying Amount, December 31, 2015	$—	$679	$2,428	$3,107
Gross Carrying Amount, December 31, 2014	$2,247	$1,715	$4,451	$8,413
Accumulated Amortization	(2,237)	(883)	(1,668)	(4,788)
Net Carrying Amount, December 31, 2014	$10	$832	$2,783	$3,625

Rollforward of Intangible Assets:
Balance, December 31, 2012	$153	$859	$3,480	$4,492
Intangible Assets Acquired	—	331	—	331
Amortization of Intangible Assets	(92)	(230)	(361)	(683)
Balance, December 31, 2013	61	960	3,119	4,140
Intangible Assets Acquired	—	133	—	133
Amortization of Intangible Assets	(51)	(261)	(336)	(648)
Balance, December 31, 2014	10	832	2,783	3,625
Intangible Assets Acquired	—	107	—	107
Intangible Assets Disposed	—	—	(38)	(38)
Amortization of Intangible Assets	(10)	(260)	(317)	(587)
Balance, December 31, 2015	$—	$679	$2,428	$3,107

1 Amortization of depositor intangibles and customer intangibles are reported in the consolidated statements of income as a component of other operating expense.
2 Amortization of mortgage servicing rights is reported in the consolidated statements of income as a reduction of mortgage servicing fee income, which is included with fees for other services to customers.

The following table presents the remaining estimated annual amortization expense for Arrow's intangible assets as of December 31, 2015:

	Mortgage Servicing Rights[2]	Customer Intangibles[1]	Total
Estimated Annual Amortization Expense:
2016	$250	$293	$543
2017	190	273	463
2018	136	256	392
2019	62	239	301
2020	31	226	257
Later Years	10	1,141	1,151
Total	$679	$2,428	$3,107

1 Amortization of customer intangibles are reported in the consolidated statements of income as a component of other operating expense.
2 Amortization of mortgage servicing rights is reported in the consolidated statements of income as a reduction of mortgage servicing fee income, which is included with fees for other services to customers.

# 77

Note 8:	GUARANTEES (Dollars In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of December 31, 2015 and 2014:

Balance at December 31,	2015	2014
Notional Amount:
Commitments to Extend Credit	$278,623	$249,803
Standby Letters of Credit	3,065	3,317
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	2	39

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at December 31, 2015 and 2014 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2015 and 2014 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 78

Note 9:	TIME DEPOSITS (Dollars In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2015:

Year of Maturity	Total Time Deposits
2016	$110,935
2017	29,008
2018	16,440
2019	16,743
2020	8,731
2021 and Beyond	7,960
Total	$189,817

Note 10:	DEBT (Dollars in Thousands)

Schedule of Short-Term Borrowings:

	2015	2014
Balances at December 31:
Overnight Advances from the Federal Home Loan Bank of New York	$82,000	$41,000
Securities Sold Under Agreements to Repurchase	23,173	19,421
Total Short-Term Borrowings	$105,173	$60,421

Maximum Borrowing Capacity at December 31:
Federal Funds Purchased	$35,000	$35,000
Overnight Advances from the Federal Home Loan Bank of New York	396,956	278,886
Federal Reserve Bank of New York	319,623	307,159

Securities sold under agreements to repurchase mature in one day.  Arrow maintains effective control over the securities underlying the agreements.

Arrow's subsidiary banks have in place unsecured federal funds lines of credit with two correspondent banks. As a member of the FHLBNY, we participate in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock, residential real estate and home equity loans (see Note 4. "Investment Securities" and Note 5. "Loans").  Our investment in FHLBNY stock is proportional to the total of our overnight and term advances (see the Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock in Note 4. "Investment Securities"). Our bank subsidiaries have also established borrowing facilities with the Federal Reserve Bank of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5. "Loans").

Long Term Debt - FHLBNY Term Advances

In addition to overnight advances, Arrow also borrows longer-term funds from the FHLBNY.

Maturity Schedule of FHBLNY Term Advances:

	Balances		Weighted Average Rate

Final Maturity	2015	2014	2015	2014
First Year	$—	$10,000	—%	3.88%
Second Year	—	—	—%	—%
Third Year	10,000	—	1.50%	—%
Fourth Year	20,000	—	1.70%	—%
Fifth Year	25,000	—	2.02%	—%
Total	$55,000	$10,000	1.81%	3.88%

# 79

Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

During 2015, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2015, 2014 and 2013 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the consolidated statements of income for the three years.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	2015	2014
ACST II
Balance at December 31,	$10,000	$10,000
Period-End Interest Rate	3.48%	3.38%

ACST III
Balance at December 31,	$10,000	$10,000
Period-End Interest Rate	2.33%	2.23%

# 80

Note 11:	COMPREHENSIVE INCOME (Dollars In Thousands)

The following table presents the components of other comprehensive income for the years ended December 31, 2015, 2014 and 2013:

Schedule of Comprehensive Income
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
2015
Net Unrealized Securities Holding Gains Arising During the Period	$(3,017)	$1,185	$(1,832)
Reclassification Adjustment for Securities Gains Included in Net Income	(129)	51	(78)
Net Retirement Plan Loss	1,395	(547)	848
Net Retirement Plan Prior Service Credit	(368)	144	(224)
Amortization of Net Retirement Plan Actuarial Loss	846	(332)	514
Accretion of Net Retirement Plan Prior Service Credit	(56)	22	(34)
Other Comprehensive Income	$(1,329)	$523	$(806)

2014
Net Unrealized Securities Holding Gains Arising During the Period	$356	$(124)	$232
Reclassification Adjustment for Securities Gains Included in Net Income	(110)	43	(67)
Net Retirement Plan Gain	(4,610)	1,764	(2,846)
Amortization of Net Retirement Plan Actuarial Loss	474	(186)	288
Accretion of Net Retirement Plan Prior Service Credit	(87)	34	(53)
Other Comprehensive Income	$(4,547)	$1,754	$(2,793)

2013
Net Unrealized Securities Holding Gains Arising During the Period	$(4,843)	$1,918	$(2,925)
Reclassification Adjustment for Securities Gains Included in Net Income	(540)	214	(326)
Net Retirement Plan Loss	10,640	(4,215)	6,425
Net Retirement Plan Prior Service Credit	—	—	—
Amortization of Net Retirement Plan Actuarial Loss	1,513	(599)	914
Accretion of Net Retirement Plan Prior Service Credit	2	(1)	1
Other Comprehensive Income	$6,772	$(2,683)	$4,089

# 81

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Year-To-Date periods ended:

December 31, 2014	$2,539	$(9,255)	$(450)	$(7,166)
Other comprehensive income (loss) before reclassifications	(1,832)	848	(224)	(1,208)
Amounts reclassified from accumulated other comprehensive income (loss)	(78)	514	(34)	402
Net current-period other comprehensive income	(1,910)	1,362	(258)	(806)
December 31, 2015	$629	$(7,893)	$(708)	$(7,972)

December 31, 2013	$2,374	$(6,697)	$(50)	$(4,373)
Other comprehensive income (loss) before reclassifications	232	(2,846)	(347)	(2,961)
Amounts reclassified from accumulated other comprehensive income (loss)	(67)	288	(53)	168
Net current-period other comprehensive income	165	(2,558)	(400)	(2,793)
December 31, 2014	$2,539	$(9,255)	$(450)	$(7,166)

December 31, 2012	$5,625	$(14,036)	$(51)	$(8,462)
Other comprehensive income (loss) before reclassifications	(2,925)	6,425	—	3,500
Amounts reclassified from accumulated other comprehensive income (loss)	(326)	914	1	589
Net current-period other comprehensive income	(3,251)	7,339	1	4,089
December 31, 2013	$2,374	$(6,697)	$(50)	$(4,373)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 82

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

December 31, 2015

Unrealized gains and losses on available-for-sale securities
	$129		Gain on Securities Transactions, Net
	129		Total before tax
	(51)		Provision for Income Taxes
	$78		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$56	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(846)	(2)	Salaries and Employee Benefits
	(790)		Total before tax
	310		Provision for Income Taxes
	$(480)		Net of tax

Total reclassifications for the period	$(402)		Net of tax

December 31, 2014

Unrealized gains and losses on available-for-sale securities
	$110		Gain on Securities Transactions, Net
	110		Total before tax
	(43)		Provision for Income Taxes
	$67		Net of tax

Amortization of defined benefit pension items
Prior-service costs	87	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(474)	(2)	Salaries and Employee Benefits
	(387)		Total before tax
	152		Provision for Income Taxes
	$(235)		Net of tax

Total reclassifications for the period	$(168)		Net of tax

# 83

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

December 31, 2013

Unrealized gains and losses on available-for-sale securities
	$540		Gain on Securities Transactions, Net
	540		Total before tax
	(214)		Provision for Income Taxes
	$326		Net of tax

Amortization of defined benefit pension items
Prior-service costs	(2)	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(1,513)	(2)	Salaries and Employee Benefits
	(1,515)		Total before tax
	600		Provision for Income Taxes
	$(915)		Net of tax

Total reclassifications for the period	$(589)		Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension footnote for additional details).

# 84

Note 12:	STOCK BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

Arrow has established two stock based compensation plans: an Incentive and Non-qualified Stock Option Plan (Stock Option Plan) and an Employee Stock Ownership Plan (ESOP).  All share and per share data have been adjusted for the September 2015 2% stock dividend.

Stock Option Plan

Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

Roll Forward Schedule of Stock Option Plan by Shares and Weighted Average Exercise Prices

Stock Option Plans
Roll Forward of Shares Outstanding:
Outstanding at January 1, 2015	409,471
Granted	55,590
Exercised	(43,589)
Forfeited	(11,990)
Outstanding at December 31, 2015	409,482
Exercisable at December 31, 2015	275,401
Vested and Expected to Vest	134,081

Roll Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2015	$22.04
Granted	25.35
Exercised	21.04
Forfeited	23.23
Outstanding at December 31, 2015	22.59
Exercisable at December 31, 2015	21.68
Vested and Expected to Vest	24.47

Weighted Average Remaining Contractual Life (in years):
Outstanding at December 31, 2015	5.72
Exercisable at December 31, 2015	4.52
Vested and Expected to Vest	8.19

Aggregate Intrinsic Value:
Outstanding at December 31, 2015	$1,875
Exercisable at December 31, 2015	1,512
Vested and Expected to Vest	363

Shares Available for Grant at Period-End	401,000

# 85

Schedule of Shares Authorized Under the Stock Option Plan by Exercise Price Range

	Exercise Price Ranges
	$18.71 to $19.48	$20.82	$21.83	$23.30 to $23.95	$24.51 to $25.27	Total
Outstanding Options at December 31, 2015
Number of Shares Outstanding	65,112	13,150	134,458	67,565	129,197	409,482
Weighted-Average Remaining Contractual Life (in years)	2.74	0.92	4.78	6.07	8.51	5.72
Weighted-Average Exercise Price	$18.89	$20.41	$22.21	$23.48	$24.60	$22.59

Exercisable Options at December 31, 2015
Number of Shares Outstanding	65,112	13,150	129,679	49,747	17,713	275,401
Weighted-Average Remaining Contractual Life (in years)	2.74	0.92	4.69	6.07	8.08	4.52
Weighted-Average Exercise Price	$18.89	$20.41	$22.19	$23.48	$24.03	$21.68

Schedule of Other Stock Option Plan Information

	2015	2014	2013
Shares Granted	55,590	75,518	10,404
Weighted Average Grant Date Information:
Fair Value of Options Granted	$5.67	$5.80	$5.25
Fair Value Assumptions:
Dividend Yield	3.90%	3.97%	4.20%
Expected Volatility	33.55%	35.30%	36.57%
Risk Free Interest Rate	1.57%	2.19%	1.31%
Expected Lives (in years)	7.66	6.85	6.71

Amount Expensed During the Year	$308	$360	$372
Compensation Costs for Non-vested Awards Not Yet Recognized	500	478	420
Weighted Average Expected Vesting Period, In Years	2.12	1.68	1.45
Proceeds From Stock Options Exercised	$917	$1,454	$1,254
Tax Benefits Related to Stock Options Exercised	59	25	23
Intrinsic Value of Stock Options Exercised	250	170	267

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

Schedule of ESOP Compensation Expense

	2015	2014	2013
ESOP Compensation Expense	$900	$800	$600

As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.
Shares pledged as collateral are reported as unallocated ESOP shares in stockholders’ equity.  As shares are released from collateral, Arrow reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.  The ESOP shares as of December 31, 2015 were as follows:

# 86

Schedule of Shares in ESOP Plan

ESOP Plan Shares:	2015
Allocated Shares	684,016
Shares Released for Allocation During 2015	17,645
Unallocated Shares	55,275
Total ESOP Shares	756,936

Market Value of Unallocated Shares	$1,502

Note 13:	RETIREMENT BENEFIT PLANS (Dollars in Thousands)

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
The following tables set forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Defined Benefit Plan Funded Status
December 31, 2015
Fair Value of Plan Assets	$47,234	$—	$—
Benefit Obligation	35,982	4,784	7,701
Funded Status of Plan	$11,252	$(4,784)	$(7,701)

December 31, 2014
Fair Value of Plan Assets	$45,704	$—	$—
Benefit Obligation	36,966	5,072	9,170
Funded Status of Plan	$8,738	$(5,072)	$(9,170)

Change in Benefit Obligation
Benefit Obligation, at January 1, 2015	$36,966	$5,072	$9,170
Service Cost	1,503	32	250
Interest Cost	1,545	211	394
Plan Participants' Contributions	—	—	481
Amendments	277	91	—
Actuarial Gain	(1,670)	(152)	(1,715)
Benefits Paid	(2,639)	(470)	(879)
Benefit Obligation, at December 31, 2015	$35,982	$4,784	$7,701

# 87

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Benefit Obligation, at January 1, 2014	$33,259	$4,459	$7,619
Service Cost	1,410	10	173
Interest Cost	1,621	206	374
Plan Participants' Contributions	—	—	383
Amendments	—	—	570
Actuarial Loss	2,909	870	884
Benefits Paid	(2,233)	(473)	(833)
Benefit Obligation, at December 31, 2014	$36,966	$5,072	$9,170

Change in Fair Value of Plan Assets
Fair Value of Plan Assets, at January 1, 2015	$45,704	$—	$—
Actual Return on Plan Assets	1,169	—	—
Employer Contributions	3,000	470	398
Plan Participants' Contributions	—	—	481
Benefits Paid	(2,639)	(470)	(879)
Fair Value of Plan Assets, at December 31, 2015	$47,234	$—	$—

Change in Fair Value of Plan Assets, continued
Fair Value of Plan Assets, at January 1, 2014	$44,653	$—	$—
Actual Return on Plan Assets	3,284	—	—
Employer Contributions	—	473	450
Plan Participants' Contributions	—	—	383
Benefits Paid	(2,233)	(473)	(833)
Fair Value of Plan Assets, at December 31, 2014	$45,704	$—	$—

Accumulated Benefit Obligation at December 31, 2015	$35,582	$4,784	$7,701

Amounts Recognized in the Consolidated Balance Sheets
December 31, 2015
Prepaid Pension Asset	$11,252	$—	—
Accrued Benefit Liability	—	(4,784)	(7,701)
Net Benefit Recognized	$11,252	$(4,784)	$(7,701)

December 31, 2014
Prepaid Pension Asset	$8,738	$—	—
Accrued Benefit Liability	—	(5,072)	(9,170)
Net Benefit Recognized	$8,738	$(5,072)	$(9,170)

Amounts Recognized in Other Comprehensive Income (Loss)
For the Year Ended December 31, 2015
Net Unamortized Gain Arising During the Period	$472	$(152)	$(1,715)
Net Prior Service Cost Arising During the Period	277	91	—
Amortization of Net Loss	(601)	(131)	(114)
Amortization of Prior Service (Cost) Credit	83	(58)	31
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$231	$(250)	$(1,798)

For the Year Ended December 31, 2014
Net Unamortized Loss Arising During the Period	$2,855	$871	$884
Net Prior Service Cost Arising During the Period	—	—	570
Amortization of Net Loss	(356)	(93)	(25)
Amortization of Prior Service (Cost) Credit	45	(72)	114
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$2,544	$706	$1,543

# 88

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
For the Year Ended December 31, 2013
Net Unamortized Loss Arising During the Period	$(8,438)	$(554)	$(1,648)
Net Prior Service Cost Arising During the Period	—	—	—
Amortization of Net Loss	(1,231)	(140)	(142)
Amortization of Prior Service (Cost) Credit	(37)	(79)	114
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$(9,706)	$(773)	$(1,676)

Accumulated Other Comprehensive Income
December 31, 2015
Net Actuarial Loss	$10,727	$2,169	$90
Prior Service (Credit) Cost	150	603	410
Total Accumulated Other Comprehensive Income, Before Tax	$10,877	$2,772	$500

December 31, 2014
Net Actuarial Loss	$10,856	$2,452	$1,919
Prior Service (Credit) Cost	(210)	570	379
Total Accumulated Other Comprehensive Income, Before Tax	$10,646	$3,022	$2,298
Amounts that will be Amortized from Accumulated Other Comprehensive Income the Next Year
Net Actuarial Loss	$559	$112	$—
Prior Service (Credit) Cost	$(57)	$57	$(12)

Net Periodic Benefit Cost
For the Year Ended December 31, 2015
Service Cost	$1,503	$32	$250
Interest Cost	1,545	211	394
Expected Return on Plan Assets	(3,311)	—	—
Amortization of Prior Service (Credit) Cost	(83)	58	(31)
Amortization of Net Loss	601	131	114
Net Periodic Benefit Cost	$255	$432	$727

For the Year Ended December 31, 2014
Service Cost	$1,410	$10	$173
Interest Cost	1,621	206	374
Expected Return on Plan Assets	(3,230)	—	—
Amortization of Prior Service (Credit) Cost	(45)	72	(114)
Amortization of Net Loss	356	93	25
Net Periodic Benefit Cost	$112	$381	$458

For the Year Ended December 31, 2013
Service Cost	$1,506	$—	$211
Interest Cost	1,261	163	308
Expected Return on Plan Assets	(2,889)	—	—
Amortization of Prior Service (Credit) Cost	37	79	(114)
Amortization of Net Loss	1,232	139	142
Net Periodic Benefit Cost	$1,147	$381	$547

# 89

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Weighted-Average Assumptions Used in Calculating Benefit Obligation
December 31, 2015
Discount Rate	4.73%	4.61%	4.69%
Rate of Compensation Increase	3.50%	3.00%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.03%
Interest Rate to Annuitize Cash Balance Account	5.00%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	5.00%	5.00%

December 31, 2014
Discount Rate	4.31%	4.26%	4.31%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.04%
Interest Rate to Annuitize Cash Balance Account	4.75%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	4.75%	4.75%

Weighted-Average Assumptions Used in Calculating Net Periodic Benefit Cost
December 31, 2015
Discount Rate	4.31%	4.26%	4.31%
Expected Long-Term Return on Plan Assets	7.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.04%
Interest Rate to Annuitize Cash Balance Account	4.75%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	4.75%	4.75%

December 31, 2014
Discount Rate	5.10%	4.85%	5.10%
Expected Long-Term Return on Plan Assets	7.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	4.00%
Interest Rate to Annuitize Cash Balance Account	5.25%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	5.25%	5.25%

# 90

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
December 31, 2013
Discount Rate	3.55%	3.15%	3.55%
Expected Long-Term Return on Plan Assets	7.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%
Interest Rate to Annuitize Cash Balance Account	4.50%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	4.50%	4.50%

# 91

Schedule of Defined Benefit Plan Disclosures Information about Defined Benefit Plan Assets - Employees' Pension Plan

Fair Value Measurements Using:
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percent of Total	Target Allocation Minimum	Target Allocation Maximum
December 31, 2015
Cash	$44	$—	$—	$44	0.1%	—%	15.0%
Interest-Bearing Money Market Fund	2,471	—	—	2,471	5.2%	—%	15.0%
Arrow Common Stock[1]	4,554	—	—	4,554	9.6%	—%	10.0%
North Country Funds - Equity [2]	19,625	—	—	19,625	41.6%
Other Mutual Funds - Equity	13,194	—	—	13,194	27.9%
Total Equity Funds	32,819	—	—	32,819	69.5%	55.0%	85.0%
North Country Funds - Fixed income [2]	7,346	—	—	7,346	15.6%
Other Mutual Funds - Fixed Income	—	—	—	—	—%
Total Fixed Income Funds	7,346	—	—	7,346	15.6%	15.0%	30.0%
Total	$47,234	$—	$—	$47,234	100.0%

December 31, 2014
Cash	$20	$—	$—	$20	—%	—%	15.0%
Interest-Bearing Money Market Fund	4,322	—	—	4,322	9.5%	—%	15.0%
Arrow Common Stock[1]	4,551	—	—	4,551	10.0%	—%	10.0%
North Country Funds - Equity [2]	18,975	—	—	18,975	41.4%
Other Mutual Funds - Equity	10,954	—	—	10,954	24.0%
Total Equity Funds	29,929	—	—	29,929	65.4%	66.0%	85.0%
North Country Funds - Fixed income [2]	5,436	—	—	5,436	11.9%
Other Mutual Funds - Fixed Income	1,446	—	—	1,446	3.2%
Total Fixed Income Funds	6,882	—	—	6,882	15.1%	15.0%	30.0%
Total	$45,704	$—	$—	$45,704	100.0%

1 Acquisition of Arrow Financial Corporation common stock was under 10% of the total fair value of the employee's pension plan assets at the time of acquisition.
2 The North Country Funds - Equity and the North Country Funds - Fixed Income are publicly traded mutual funds advised by Arrow's subsidiary, North Country Investment Advisers, Inc.

# 92

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Expected Future Benefit Payments
2016	$2,264	$443	$539
2017	2,254	433	523
2018	2,195	422	545
2019	2,353	410	568
2020	2,566	397	566
2021 - 2025	13,477	1,814	2,944

Estimated Contributions During 2016	$—	$443	$539

Assumed Health Care Cost Trend Rates
December 31, 2015
Health Care Cost Trend Rate Assumed for Next Year			7.75%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			3.89%
Year that the Rate Reaches the Ultimate Trend Rate			2075

December 31, 2014
Health Care Cost Trend Rate Assumed for Next Year			8.00%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			3.89%
Year that the Rate Reaches the Ultimate Trend Rate			2075

Effect of a One-Percentage Point Change in Assumed Health Care Cost Trend Rates
Effect of a One Percentage Point Increase on Service and Interest Cost Components			$73
Effect of a One Percentage Point Decrease on Service and Interest Cost Components			(61)
Effect of a One Percentage Point Increase on Accumulated Postretirement Benefit Obligation			541
Effect of a One Percentage Point Decrease on Accumulated Postretirement Benefit Obligation			(466)

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

The return on assets assumption was developed through review of historical market returns, historical asset class volatility and correlations, current market conditions, the Plan’s past experience, and expectations on potential future market returns. The assumption represents a long-term average view of the performance of the assets in the Plan, a return that may or may not be achieved during any one calendar year. The assumption is based on the return of the Plan using the historical 15 year return adjusted for the potential for lower than historical returns due to low interest rates.

Cash Flows - Although we were not required to make any contribution to our qualified pension plan in 2015, we elected to contribute $3 million into the plan during the year.    Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.

Note 14:	OTHER EXPENSES (Dollars In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	2015	2014	2013
Computer Services	$3,909	$3,659	$3,261
Legal and Other Professional Fees	2,188	1,836	1,823
Postage and Courier	1,050	1,084	1,046
Advertising and Promotion	965	886	879
Telephone and Communications	832	746	804
Stationery and Printing	796	851	905
Intangible Asset Amortization	327	387	452
All Other	3,846	3,531	3,486
Total Other Operating Expense	$13,913	$12,980	$12,656

# 94

Note 15:	INCOME TAXES (Dollars In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2015	2014	2013
Federal	$8,570	$9,270	$7,933
State	860	1,203	852
Total Current Tax Expense	9,430	10,473	8,785
Deferred Tax Expense (Benefit):
Federal	1,004	(315)	172
State	176	16	122
Total Deferred Tax Expense (Benefit)	1,180	(299)	294
Total Provision for Income Taxes	$10,610	$10,174	$9,079

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 2015, 2014 and 2013 to pre-tax income as a result of the following:

	2015	2014	2013
Computed Tax Expense at Statutory Rate	$12,345	$11,737	$10,806
Increase (Decrease) in Income Taxes Resulting From:
Tax-Exempt Income	(2,292)	(2,215)	(2,238)
Nondeductible Interest Expense	36	51	80
State Taxes, Net of Federal Income Tax Benefit	805	791	633
Other Items, Net	(284)	(190)	(202)
Total Provision for Income Taxes	$10,610	$10,174	$9,079

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:

	2015	2014
Deferred Tax Assets:
Allowance for Loan Losses	$6,453	$6,113
Pension and Deferred Compensation Plans	3,973	3,885
Pension Liability Included in Accumulated Other Comprehensive Income	5,550	6,263
Other	557	614
Total Gross Deferred Tax Assets	16,533	16,875
Valuation Allowance for Deferred Tax Assets	—	—
Total Gross Deferred Tax Assets, Net of Valuation Allowance	$16,533	$16,875
Deferred Tax Liabilities:
Pension Plans	$8,680	$7,604
Depreciation	1,383	1,222
Deferred Income	4,167	3,927
Net Unrealized Gains on Securities Available-for-Sale Included in Accumulated Other Comprehensive Income	405	1,638
Goodwill	5,316	5,242
Total Gross Deferred Tax Liabilities	$19,951	$19,633

Management believes that the realization of the recognized net deferred tax assets at December 31, 2015 and 2014 is more likely than not, based on existing loss carryback ability, available tax planning strategies and expectations as to future taxable income.
Interest and penalties are recorded as a component of the provision for income taxes, if any.  There are no current examinations of our Federal or state income tax returns, nor have we been notified of any up-coming examinations. Tax years 2012 through 2015 are subject to Federal and New York State examination.

# 95

Note 16:	EARNINGS PER SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for each of the years in the three-year period ended December 31, 2015.  All share and per share amounts have been adjusted for the 2015 2% stock dividend.

Earnings Per Share
	Year-to-Date Period Ended:
	12/31/2015	12/31/2014	12/31/2013
Earnings Per Share - Basic:
Net Income	$24,662	$23,360	$21,795
Weighted Average Shares - Basic	12,894	12,856	12,793
Earnings Per Share - Basic	$1.91	$1.82	$1.70

Earnings Per Share - Diluted:
Net Income	$24,662	$23,360	$21,795
Weighted Average Shares - Basic	12,894	12,856	12,793
Dilutive Average Shares Attributable to Stock Options	48	30	32
Weighted Average Shares - Diluted	12,942	12,886	12,825
Earnings Per Share - Diluted	$1.91	$1.81	$1.70
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	—	—	47

Note 17:	FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at December 31, 2015 and 2014 were securities available-for-sale.  Arrow held no securities or liabilities for trading on such date.  For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 2 - “Summary of Significant Accounting Policies.”

# 96

The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
	Fair Value Measurements at Reporting Date Using:
Fair Value of Assets and Liabilities Measured on a Recurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
December 31, 2015
Securities Available-for Sale:
U.S. Agency Obligations	$155,782	$—	$155,782	$—
State and Municipal Obligations	52,408	—	52,408	—
Mortgage-Backed Securities - Residential	178,588	—	178,588	—
Corporate and Other Debt Securities	14,299	—	14,299	—
Mutual Funds and Equity Securities	1,232	—	1,232	—
Total Securities Available-for-Sale	$402,309	$—	$402,309	$—
December 31, 2014
Securities Available-for Sale:
U.S. Agency Obligations	$137,603	$—	$137,603	$—
State and Municipal Obligations	81,730	—	81,730	—
Mortgage-Backed Securities - Residential	128,827	—	128,827	—
Corporate and Other Debt Securities	16,725	—	16,725	—
Mutual Funds and Equity Securities	1,254	—	1,254	—
Total Securities Available-for Sale	$366,139	$—	$366,139	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
December 31, 2015
Collateral Dependent Impaired Loans	$—	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	$2,018	$—	$—	$2,018	$(687)
December 31, 2014
Collateral Dependent Impaired Loans	$574	$—	$—	$574	$(109)
Other Real Estate Owned and Repossessed Assets, Net	$393	$—	$—	$393	$(15)

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

# 97

Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at December 31, 2015 and December 31, 2014.

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Cash and Cash Equivalents	$51,068	$51,068	$51,068	$—	$—
Securities Available-for-Sale	402,309	402,309	—	402,309	—
Securities Held-to-Maturity	320,611	325,930	—	325,930	—
Federal Home Loan Bank and Federal Reserve Bank Stock	8,839	8,839	8,839	—	—
Net Loans	1,557,914	1,557,511	—	—	1,557,511
Accrued Interest Receivable	6,360	6,360	6,360	—	—
Deposits	2,030,423	2,024,224	1,840,606	183,618	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	23,173	19,421	19,421	—	—
Federal Home Loan Bank Term Advances	137,000	137,063	82,000	55,063	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	231	231	231	—	—

December 31, 2014
Cash and Cash Equivalents	$46,295	$46,295	$46,295	$—	$—
Securities Available-for-Sale	366,139	366,139	—	366,139	—
Securities Held-to-Maturity	302,024	308,566	—	308,566	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,851	4,851	4,851	—	—
Net Loans	1,397,698	1,405,454	—	—	1,405,454
Accrued Interest Receivable	5,834	5,834	5,834	—	—
Deposits	1,902,948	1,899,682	1,697,105	202,577	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	19,421	19,421	19,421	—	—
Federal Home Loan Bank Term Advances	51,000	51,258	41,000	10,258	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	274	274	274	—	—

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

# 98

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

At December 31, 2015, Arrow was obligated under a number of noncancellable operating leases for buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.
Net rental expense for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Net Rental Expense	$862	$784	$671

Future minimum lease payments on operating leases at December 31, 2015 were as follows:

Operating Leases
2016	$704
2017	517
2018	454
2019	333
2020	219
Later Years	468
Total Minimum Lease Payments	$2,695

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
The principal source of the funds for the payment of stockholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2015, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $31.0.
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
Quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of

# 99

December 31, 2015 and 2014, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2015, Arrow and both subsidiary banks qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories.
Arrow’s and its subsidiary banks’, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), actual capital amounts and ratios are presented in the table below as of December 31, 2015 and 2014:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital (to Risk Weighted Assets):
Arrow	$239,988	15.1%	$127,146	8.0%	$158,932	10.0%
Glens Falls National	193,302	15.0%	103,094	8.0%	128,868	10.0%
Saratoga National	37,658	12.6%	23,910	8.0%	29,887	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	223,899	14.1%	95,276	6.0%	127,035	8.0%
Glens Falls National	180,280	14.0%	77,263	6.0%	103,017	8.0%
Saratoga National	34,642	11.6%	17,918	6.0%	23,891	8.0%
Tier I Capital (to Average Assets):
Arrow	223,899	9.3%	96,301	4.0%	120,376	5.0%
Glens Falls National	180,280	8.9%	81,025	4.0%	101,281	5.0%
Saratoga National	34,642	8.9%	15,569	4.0%	19,462	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	203,848	12.8%	71,665	4.5%	103,517	6.5%
Glens Falls National	180,229	14.0%	57,931	4.5%	83,678	6.5%
Saratoga National	34,642	11.6%	13,439	4.5%	19,411	6.5%

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital (to Risk Weighted Assets):
Arrow	$225,766	15.5%	$116,524	8.0%	$145,655	10.0%
Glens Falls National	183,446	15.5%	94,682	8.0%	118,352	10.0%
Saratoga National	35,217	13.3%	21,183	8.0%	26,479	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	210,136	14.5%	57,969	4.0%	86,953	6.0%
Glens Falls National	170,497	14.4%	47,360	4.0%	71,040	6.0%
Saratoga National	32,596	12.3%	10,600	4.0%	15,900	6.0%
Tier I Capital (to Average Assets):
Arrow	210,136	9.4%	89,420	4.0%	89,420	4.0%
Glens Falls National	170,497	9.1%	74,944	4.0%	93,680	5.0%
Saratoga National	32,596	9.4%	13,871	4.0%	17,338	5.0%

# 100

Note 20:	PARENT ONLY FINANCIAL INFORMATION (Dollars In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2015	2014
Interest-Bearing Deposits with Subsidiary Banks	$3,441	$3,013
Available-for-Sale Securities	1,232	1,254
Held-to-Maturity Securities	1,000	1,000
Investment in Subsidiaries at Equity	225,934	214,813
Other Assets	7,390	6,538
Total Assets	$238,997	$226,618
LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$20,000	$20,000
Other Liabilities	5,026	5,692
Total Liabilities	25,026	25,692
STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	213,971	200,926
Total Liabilities and Stockholders’ Equity	$238,997	$226,618

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2015	2014	2013
Dividends from Bank Subsidiaries	$13,400	$13,300	$12,900
Interest and Dividends on Investments	118	116	116
Other Income (Including Management Fees)	847	578	549
Total Income	14,365	13,994	13,565
Expense:
Interest Expense	619	620	640
Salaries and Employee Benefits	80	77	59
Other Expense	885	754	860
Total Expense	1,584	1,451	1,559
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	12,781	12,543	12,006
Income Tax Benefit	372	473	634
Equity in Undistributed Net Income of Subsidiaries	11,509	10,344	9,155
Net Income	$24,662	$23,360	$21,795

The Statement of Changes in Stockholders’ Equity is not reported because it is identical to the Consolidated Statement of Changes in Stockholders’ Equity.

# 101

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net Income	$24,662	$23,360	$21,795
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(11,509)	(10,344)	(9,155)
Shares Issued Under the Directors’ Stock Plan	227	197	198
Stock-Based Compensation Expense	308	360	372
Changes in Other Assets and Other Liabilities	(1,419)	(1,014)	(990)
Net Cash Provided by Operating Activities	12,269	12,559	12,220
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	47	45	45
Purchases of Securities Available-for-Sale	(47)	(45)	(45)
Net Cash (Used in) Provided by Investing Activities	—	—	—
Cash Flows from Financing Activities:
Stock Options Exercised	918	1,454	1,254
Shares Issued Under the Employee Stock Purchase Plan	494	488	477
Shares Issued for Dividend Reinvestment Plans	886	—	1,280
Tax Benefit for Exercises of Stock Options	59	25	23
Purchase of Treasury Stock	(1,498)	(2,455)	(1,709)
Cash Dividends Paid	(12,700)	(12,407)	(12,109)
Net Cash Used in Financing Activities	(11,841)	(12,895)	(10,784)
Net (Decrease) Increase in Cash and Cash Equivalents	428	(336)	1,436
Cash and Cash Equivalents at Beginning of the Year	3,013	3,349	1,913
Cash and Cash Equivalents at End of the Year	$3,441	$3,013	$3,349
Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$619	$620	$640
Non-cash Investing and Financing Activities:
Shares Issued for Acquisition of Subsidiary	—	91	233

# 102

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

Item 9A.	Controls and Procedures

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

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of December 31, 2015.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control-Integrated Framework and related illustrative documents. This updated 2013 framework superseded COSO's previous 1992 framework effective December 15, 2014. We adopted the 2013 framework in 2015. Accordingly, in making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, management used the criteria established in the 2013 framework. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Item 9B.	Other Information – None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors, nominees for director, and the committees of the Company's Board is set forth under the captions "Voting Item 1: Election of Directors" and “Corporate Governance” of Arrow's Proxy Statement for its Annual Meeting of Shareholders to be held May 4, 2016 (the Proxy Statement), which sections are incorporated herein by reference. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting” and is incorporated herein by reference. Certain required information regarding our Executive Officers is contained in Part I, Item 1.G., of this Report, "Executive Officers of the Registrant." Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com under the link "Corporate Governance."

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

# 103

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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Stockholders’Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

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

ARROW FINANCIAL CORPORATION

Date: March 10, 2016	By: /s/ Thomas J. Murphy Thomas J. Murphy President and Chief Executive Officer

Date: March 10, 2016	By: /s/ Terry R. Goodemote Terry R. Goodemote Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 10, 2016 by the following persons in the capacities indicated.

/s/ John J. Carusone, Jr. John J. Carusone, Jr. Director	/s/ David L. Moynehan David L. Moynehan Director

/s/ Tenée R. Casaccio Tenée R. Casaccio Director	/s/ John J. Murphy John J. Murphy Director

/s/ Michael B. Clarke Michael B. Clarke Director	/s/ Thomas J. Murphy Thomas J. Murphy Director

/s/ Gary C. Dake Gary C. Dake Director	/s/ William L. Owens William L. Owens Director

/s/ Thomas L. Hoy Thomas L. Hoy Director and Chairman	/s/ Colin L. Reed Colin L. Reed Director

/s/ David G. Kruczlnicki David G. Kruczlnicki Director	/s/ Richard J. Reisman, D.M.D. Richard J. Reisman, D.M.D. Director

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
10.11
Employment Agreement between the Registrant and Thomas J. Murphy, President and Chief Executive Officer, effective February 1, 2016 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 2, 2016, Exhibit 10.1*

10.12
Employment Agreement between the Registrant and Terry R. Goodemote, Executive Vice President and Chief Financial Officer, effective February 1, 2016 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 2, 2016, Exhibit 10.2*

10.13
Employment Agreement between the Registrant and David S. DeMarco, Senior Vice President, effective February 1, 2016 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 2, 2016, Exhibit 10.3*

10.14
Form of Incentive Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.15*

10.16
Form of Non-Qualified Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.16*

10.17
Form of Non-Qualified Stock Option Certificate (Director Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.17*

10.18
Amendment dated October 18, 2013 to Registrant’s Select Executive Retirement Plan for benefits accrued or vested after December 31, 2004, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.18*

10.19
The Arrow Financial Corporation Employees' Pension Plan and Trust, as amended and restated, effective January 1, 2012, incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, Exhibit 10.1*

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
10.20	Consulting Agreement between the Registrant and Thomas L. Hoy, effective January 1, 2016*
10.21	Employment Agreement between the Registrant and David D. Kaiser, Senior Vice President and Chief Loan Officer, effective February 1, 2016*
21	Subsidiaries of Arrow Financial Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contracts or compensation plans required to be filed as an exhibit.

# 107