Form 10-Q
period 2016-03-31
ARROW FINANCIAL CORP
filed 2016-05-10
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2016
Common Stock, par value $1.00 per share	12,973,314

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - Financial Information

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	March 31, 2016	December 31, 2015	March 31, 2015
ASSETS
Cash and Due From Banks	30,663	$34,816	$37,941
Interest-Bearing Deposits at Banks	30,048	16,252	73,654
Investment Securities:
Available-for-Sale	388,247	402,309	393,133
Held-to-Maturity (Approximate Fair Value of $324,337 at March 31, 2016; $325,930 at December 31, 2015; and $312,500 at March 31, 2015)	315,284	320,611	305,175
Federal Home Loan Bank and Federal Reserve Bank Stock	5,149	8,839	4,806
Loans	1,622,728	1,573,952	1,434,794
Allowance for Loan Losses	(16,287)	(16,038)	(15,625)
Net Loans	1,606,441	1,557,914	1,419,169
Premises and Equipment, Net	27,142	27,440	28,381
Goodwill	21,873	21,873	22,003
Other Intangible Assets, Net	2,999	3,107	3,489
Other Assets	51,025	53,027	47,777
Total Assets	$2,478,871	$2,446,188	$2,335,528
LIABILITIES
Noninterest-Bearing Deposits	352,624	$358,751	$310,878
NOW Accounts	962,103	887,317	967,537
Savings Deposits	611,178	594,538	541,750
Time Deposits of $100,000 or More	58,822	59,792	59,886
Other Time Deposits	130,334	130,025	138,653
Total Deposits	2,115,061	2,030,423	2,018,704
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	45,155	23,173	15,895
Federal Home Loan Bank Overnight Advances	—	82,000	—
Federal Home Loan Bank Term Advances	55,000	55,000	50,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Other Liabilities	22,952	21,621	25,964
Total Liabilities	2,258,168	2,232,217	2,130,563
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (17,420,776 Shares Issued at March 31, 2016 and December 31, 2015 and 17,079,376 at March 31, 2015)	17,421	17,421	17,079
Additional Paid-in Capital	251,510	250,680	239,981
Retained Earnings	35,449	32,139	32,157
Unallocated ESOP Shares (47,090 Shares at March 31, 2016; 55,275 Shares at December 31, 2015; and 63,723 Shares at March 31, 2015)	(950)	(1,100)	(1,300)
Accumulated Other Comprehensive Loss	(5,436)	(7,972)	(6,256)
Treasury Stock, at Cost (4,402,128 Shares at March 31, 2016; 4,426,072 Shares at December 31, 2015; and 4,380,293 Shares at March 31, 2015)	(77,291)	(77,197)	(76,696)
Total Stockholders’ Equity	220,703	213,971	204,965
Total Liabilities and Stockholders’ Equity	$2,478,871	$2,446,188	$2,335,528
See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended March 31,
	2016	2015
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	15,024	13,650
Interest on Deposits at Banks	32	21
Interest and Dividends on Investment Securities:
Fully Taxable	2,087	1,944
Exempt from Federal Taxes	1,483	1,375
Total Interest and Dividend Income	18,626	16,990
INTEREST EXPENSE
NOW Accounts	310	330
Savings Deposits	222	167
Time Deposits of $100,000 or More	87	90
Other Time Deposits	169	202
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	5	5
Federal Home Loan Bank Advances	309	150
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	161	142
Total Interest Expense	1,263	1,086
NET INTEREST INCOME	17,363	15,904
Provision for Loan Losses	401	275
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,962	15,629
NONINTEREST INCOME
Income From Fiduciary Activities	1,931	1,933
Fees for Other Services to Customers	2,237	2,239
Insurance Commissions	2,208	2,139
Net Gain on Securities Transactions	—	90
Net Gain on Sales of Loans	180	132
Other Operating Income	319	323
Total Noninterest Income	6,875	6,856
NONINTEREST EXPENSE
Salaries and Employee Benefits	8,122	7,692
Occupancy Expenses, Net	2,463	2,487
FDIC Assessments	313	280
Other Operating Expense	3,472	3,496
Total Noninterest Expense	14,370	13,955
INCOME BEFORE PROVISION FOR INCOME TAXES	9,467	8,530
Provision for Income Taxes	2,918	2,675
NET INCOME	$6,549	$5,855
Average Shares Outstanding:
Basic	12,954	12,886
Diluted	12,989	12,924
Per Common Share:
Basic Earnings	$0.51	$0.45
Diluted Earnings	0.50	0.45

Share and Per Share Amounts have been restated for the September 2015 2% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net Income	$6,549	$5,855
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding Gains Arising During the Period	2,437	745
Reclassification Adjustments for Securities Losses Included in Net Income	—	55
Amortization of Net Retirement Plan Actuarial Loss	101	117
Accretion of Net Retirement Plan Prior Service Credit	(2)	(7)
Other Comprehensive Income Gain	2,536	910
Comprehensive Income	$9,085	$6,765

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2015	$17,421	$250,680	$32,139	$(1,100)	$(7,972)	$(77,197)	$213,971
Net Income	—	—	6,549	—	—	—	6,549
Other Comprehensive Income	—	—	—	—	2,536	—	2,536
Cash Dividends Paid, $.250 per Share [1]	—	—	(3,239)	—	—	—	(3,239)
Stock Options Exercised, Net (23,003 Shares)	—	320	—	—	—	227	547
Shares Issued Under the Employee Stock Purchase Plan (4,400 Shares)	—	69	—	—	—	43	112
Shares Issued for Dividend Reinvestment Plans (16,645 Shares)	—	275	—	—	—	163	438
Stock-Based Compensation Expense	—	74	—	—	—	—	74
Tax Benefit from Exercise of Stock Options	—	21	—	—	—	—	21
Purchase of Treasury Stock (20,105 Shares)	—	—	—	—	—	(527)	(527)
Allocation of ESOP Stock (8,185 Shares)	—	71	—	150	—	—	221
Balance at March 31, 2016	$17,421	$251,510	$35,449	$(950)	$(5,436)	$(77,291)	$220,703

Balance at December 31, 2014	$17,079	$239,721	$29,458	$(1,450)	$(7,166)	$(76,716)	$200,926
Net Income	—	—	5,855	—	—	—	5,855
Other Comprehensive Income	—	—	—	—	910	—	910
Cash Dividends Paid, $.245 per Share [1]	—	—	(3,156)	—	—	—	(3,156)
Stock Options Exercised, Net (3,027 Shares)	—	40	—	—	—	30	70
Shares Issued Under the Directors’ Stock Plan (431 Shares)	—	7	—	—	—	4	11
Shares Issued Under the Employee Stock Purchase Plan (4,370 Shares)	—	68	—	—	—	43	111
Stock-Based Compensation Expense	—	82	—	—	—	—	82
Purchase of Treasury Stock (2,120 Shares)	—	—	—	—	—	(57)	(57)
Allocation of ESOP Stock (8,025 Shares)	—	63	—	150	—	—	213
Balance at March 31, 2015	$17,079	$239,981	$32,157	$(1,300)	$(6,256)	$(76,696)	$204,965

1 Cash dividends paid per share have been adjusted for the September 28, 2015 2.0% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
Cash Flows from Operating Activities:	2016	2015
Net Income	6,549	5,855
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	401	275
Depreciation and Amortization	1,576	1,626
Allocation of ESOP Stock	221	213
Gains on the Sale of Securities Available-for-Sale	—	(90)
Loans Originated and Held-for-Sale	(5,802)	(3,970)
Proceeds from the Sale of Loans Held-for-Sale	5,773	3,674
Net Gains on the Sale of Loans	(180)	(132)
Net Losses on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	49	—
Contributions to Retirement Benefit Plans	(184)	(161)
Deferred Income Tax Expense (Benefit)	(4)	538
Shares Issued Under the Directors’ Stock Plan	—	11
Stock-Based Compensation Expense	74	82
Net Increase in Other Assets	(2,983)	(2,420)
Net Increase in Other Liabilities	4,965	3,000
Net Cash Provided By Operating Activities	10,455	8,501
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	22	2,702
Proceeds from the Maturities and Calls of Securities Available-for-Sale	17,503	22,829
Purchases of Securities Available-for-Sale	(11)	(51,673)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	9,213	7,180
Purchases of Securities Held-to-Maturity	(4,166)	(10,655)
Net Increase in Loans	(48,973)	(21,712)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	218	258
Purchase of Premises and Equipment	(303)	(373)
Proceeds from the Sale of a Subsidiary, Net	23	—
Net (Increase) Decrease in Other Investments	3,690	45
Net Cash Used In By Investing Activities	(22,784)	(51,399)
Cash Flows from Financing Activities:
Net Increase in Deposits	84,638	115,756
Net Decrease in Short-Term Borrowings	(60,018)	(44,526)
Federal Home Loan Bank Advances	—	40,000
Purchase of Treasury Stock	(527)	(57)
Stock Options Exercised, Net	547	70
Shares Issued Under the Employee Stock Purchase Plan	112	111
Tax Benefit from Exercise of Stock Options	21	—
Shares Issued for Dividend Reinvestment Plans	438	—
Cash Dividends Paid	(3,239)	(3,156)
Net Cash Provided By Financing Activities	21,972	108,198
Net Increase in Cash and Cash Equivalents	9,643	65,300
Cash and Cash Equivalents at Beginning of Period	51,068	46,295
Cash and Cash Equivalents at End of Period	$60,711	$111,595

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$1,270	$1,080
Income Taxes	726	635
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	254	394

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2016, December 31, 2015 and March 31, 2015; the results of operations for the three-month period ended March 31, 2016; the consolidated statements of comprehensive income for the three-month period ended March 31, 2016; the changes in stockholders' equity for the three-month periods ended March 31, 2016 and 2015; and the cash flows for the three-month periods ended March 31, 2016 and 2015. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current presentation. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2015, included in Arrow's 2015 Form 10-K.

New Accounting Standards Updates (ASU): During 2016, through the date of this report, the FASB issued 9 accounting standards updates. The standards listed below did not have had an immediate impact on Arrow, but could in the future.
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
ASU 2016-02 "Leases" will require the recognition of operating leases. For Arrow, the standard becomes effective in the first quarter of 2019. We do not expect that the adoption of this change in accounting for operating leases will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.
ASU 2016-09 "Compensation - Stock Compensation" simplifies certain aspects of accounting for share-based payment transactions, including the tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For Arrow, the standard becomes effective in the first quarter of 2017. We do not expect that the adoption of this change in accounting for stock-based compensation will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at March 31, 2016, December 31, 2015 and March 31, 2015:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
March 31, 2016
Available-For-Sale Securities, at Amortized Cost	$155,896	$49,382	$164,905	$11,903	$1,120	$383,206
Available-For-Sale Securities, at Fair Value	157,646	49,543	168,110	11,715	1,233	388,247
Gross Unrealized Gains	1,750	161	3,224	15	113	5,263
Gross Unrealized Losses	—	—	19	203	—	222
Available-For-Sale Securities, Pledged as Collateral						328,123

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	23,325	12,648	3,734		39,707
From 1 - 5 Years	155,896	24,550	137,705	7,169		325,320
From 5 - 10 Years	—	907	14,486	—		15,393
Over 10 Years	—	600	66	1,000		1,666

Maturities of Debt Securities, at Fair Value:
Within One Year	—	23,341	12,806	3,736		39,883
From 1 - 5 Years	157,646	24,695	140,200	7,179		329,720
From 5 - 10 Years	—	907	15,033	—		15,940
Over 10 Years	—	600	71	800		1,471

# 8

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$1,766	$10,603	$—	$—	$12,369
12 Months or Longer	—	—	—	1,797	—	1,797
Total	$—	$1,766	$10,603	$1,797	$—	$14,166
Number of Securities in a Continuous Loss Position	—	2	9	1	—	12

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$19	$—	$—	$19
12 Months or Longer	—	—	—	203	—	203
Total	$—	$—	$19	$203	$—	$222

December 31, 2015
Available-For-Sale Securities, at Amortized Cost	$155,932	$52,306	$177,376	$14,544	$1,120	$401,278
Available-For-Sale Securities, at Fair Value	155,782	52,408	178,588	14,299	1,232	402,309
Gross Unrealized Gains	264	105	2,236	—	112	2,717
Gross Unrealized Losses	414	3	1,024	245	—	1,686
Available-For-Sale Securities, Pledged as Collateral						310,857

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$76,802	$4,289	$99,569	$3,616	$—	$184,276
12 Months or Longer	—	1,443	903	10,671	—	13,017
Total	$76,802	$5,732	$100,472	$14,287	$—	$197,293
Number of Securities in a Continuous Loss Position	21	19	30	19	—	89

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$413	$2	$1,023	$2	$—	$1,440
12 Months or Longer	1	1	1	243	—	246
Total	$414	$3	$1,024	$245	$—	$1,686

March 31, 2015
Available-For-Sale Securities, at Amortized Cost	$150,500	$73,886	$145,185	$16,949	$1,120	$387,640
Available-For-Sale Securities, at Fair Value	151,527	74,095	149,510	16,756	1,245	393,133
Gross Unrealized Gains	1,049	217	4,325	19	125	5,735
Gross Unrealized Losses	22	9	—	212	—	243
Available-For-Sale Securities, Pledged as Collateral						284,708

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	13,937	6,581	22	5,702	—	26,242
Total	$13,937	$6,581	$22	$5,702	$—	$26,242
Number of Securities in a Continuous Loss Position	46	7	31	22	—	106

# 9

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	22	9	—	212	—	243
Total	$22	$9	$—	$212	$—	$243

The following table is the schedule of Held-To-Maturity Securities at March 31, 2016, December 31, 2015 and March 31, 2015:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
March 31, 2016
Held-To-Maturity Securities, at Amortized Cost	$224,831	$89,453	$1,000	$315,284
Held-To-Maturity Securities, at Fair Value	231,598	91,739	1,000	324,337
Gross Unrealized Gains	6,769	2,292	—	9,061
Gross Unrealized Losses	2	6	—	8
Held-To-Maturity Securities, Pledged as Collateral				299,767

Maturities of Debt Securities, at Amortized Cost:
Within One Year	38,848	—	—	38,848
From 1 - 5 Years	88,146	51,649	—	139,795
From 5 - 10 Years	93,810	37,804	—	131,614
Over 10 Years	4,027	—	1,000	5,027

Maturities of Debt Securities, at Fair Value:
Within One Year	38,909	—	—	38,909
From 1 - 5 Years	90,744	52,840	—	143,584
From 5 - 10 Years	97,780	38,899	—	136,679
Over 10 Years	4,165	—	1,000	5,165

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$648	$3,645	$—	$4,293
12 Months or Longer	658	—	—	658
Total	$1,306	$3,645	$—	$4,951
Number of Securities in a Continuous Loss Position	7	1	—	8

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$6	$—	$6
12 Months or Longer	2	—	—	2
Total	$2	$6	$—	$8

# 10

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2015
Held-To-Maturity Securities, at Amortized Cost	$226,053	$93,558	$1,000	$320,611
Held-To-Maturity Securities, at Fair Value	230,621	94,309	1,000	325,930
Gross Unrealized Gains	4,619	868	—	5,487
Gross Unrealized Losses	51	117	—	168
Held-To-Maturity Securities, Pledged as Collateral				299,767

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$2,302	$6,000	$—	$8,302
12 Months or Longer	11,764	4,154	—	15,918
Total	$14,066	$10,154	$—	$24,220
Number of Securities in a Continuous Loss Position	54	8	—	62

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$11	$93	$—	$104
12 Months or Longer	40	24	—	64
Total	$51	$117	$—	$168

March 31, 2015
Held-To-Maturity Securities, at Amortized Cost	$195,951	$108,224	$1,000	$305,175
Held-To-Maturity Securities, at Fair Value	200,578	110,922	1,000	312,500
Gross Unrealized Gains	4,753	2,698	—	7,451
Gross Unrealized Losses	126	—	—	126
Held-To-Maturity Securities, Pledged as Collateral				285,132

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	16,010	—	—	16,010
Total	$16,010	$—	$—	$16,010
Number of Securities in a Continuous Loss Position	585	7	—	592

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	126	—	—	126
Total	$126	$—	$—	$126

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table above because issuers may have the right to call or prepay obligations with, or without, prepayment penalties.
In the available-for-sale category at March 31, 2016, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $155.9 million and a fair value of $157.6 million. Mortgage-backed securities - residential consisted of U.S.

# 11

Government Agency securities with an amortized cost of $13.1 million and a fair value of $13.3 million and government sponsored entity (GSE) securities with an amortized cost of $151.8 million and a fair value of $154.8 million. In the held-to-maturity category at March 31, 2016, mortgage-backed securities-residential consisted of U.S Government Agency securities with an amortized cost of $3.7 million and a fair value of $3.8 million and GSE securities with an amortized cost of $85.8 million and a fair value of $87.9 million.
In the available-for-sale category at December 31, 2015, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $155.9 million and a fair value of $155.8 million. Mortgage-backed securities - residential consisted of U.S. Government Agency securities with an amortized cost of $15.7 million and a fair value of $15.8 million and GSE securities with an amortized cost of $161.7 million and a fair value of $162.7 million. In the held-to-maturity category at December 31, 2015, mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $3.8 million and a fair value of $3.9 million and GSE securities with an amortized cost of $89.8 million and a fair value of $90.5 million.
In the available-for-sale category at March 31, 2015, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $150.5 million and a fair value of $151.5 million. Mortgage-backed securities - residential consisted of US Government Agency securities with an amortized cost of $34.1 million and a fair value of $35.0 million and GSE securities with an amortized cost of $111.1 million and a fair value of $114.5 million. In the held-to-maturity category at March 31, 2015, mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $29.9 million and a fair value of $30.6 million and GSE securities with an amortized cost of $78.3 million and a fair value of $80.3 million.
Securities in a continuous loss position, in the tables above for March 31, 2016, December 31, 2015 and March 31, 2015, do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated at least Aaa by Moody's or AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis reflects satisfactory credit worthiness of the municipalities.  Corporate and other debt securities continue to be rated above investment grade according to Moody's and Standard and Poor's. Subsequent to March 31, 2016, and through the date of filing this report, there were no securities downgraded below investment grade.
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

# 12

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of March 31, 2016, December 31, 2015 and March 31, 2015 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers an amortizing loan past due 30 or more days when the borrower is two payments past due.   Loans held-for-sale of $506, $298 and $828 as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively, are included in the residential real estate balances for current loans.

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2016
Loans Past Due 30-59 Days	$129	$—	$3,503	$1,825	$5,457
Loans Past Due 60-89 Days	6	—	517	29	552
Loans Past Due 90 or more Days	198	1,469	390	2,092	4,149
Total Loans Past Due	333	1,469	4,410	3,946	10,158
Current Loans	105,744	402,376	485,099	619,351	1,612,570
Total Loans	$106,077	$403,845	$489,509	$623,297	$1,622,728

Loans 90 or More Days Past Due and Still Accruing Interest	$13	$—	$42	$497	$552
Nonaccrual Loans	$214	$4,055	$505	$2,671	$7,445

December 31, 2015
Loans Past Due 30-59 Days	$98	$—	$4,598	$955	$5,651
Loans Past Due 60-89 Days	186	—	1,647	1,370	3,203
Loans Past Due 90 or more Days	203	1,469	295	2,184	4,151
Total Loans Past Due	487	1,469	6,540	4,509	13,005
Current Loans	102,100	383,470	457,983	617,394	1,560,947
Total Loans	$102,587	$384,939	$464,523	$621,903	$1,573,952

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$187	$187
Nonaccrual Loans	$387	$2,401	$450	$3,195	$6,433

March 31, 2015
Loans Past Due 30-59 Days	$370	$255	$3,357	$2,205	$6,187
Loans Past Due 60-89 Days	48	—	428	519	995
Loans Past Due 90 or more Days	284	1,838	147	2,707	4,976
Total Loans Past Due	702	2,093	3,932	5,431	12,158
Current Loans	99,208	337,194	436,970	549,264	1,422,636
Total Loans	$99,910	$339,287	$440,902	$554,695	$1,434,794

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$580	$580
Nonaccrual Loans	$409	$2,070	$337	$4,182	$6,998

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

# 13

Commercial Real Estate - The Company offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and both owner- and non owner-occupied facilities. These loans are typically less risky than commercial loans, since they are secured by real estate and buildings, and are generally originated in amounts of no more than 80% of the appraised value of the property. However, the Company also offers commercial construction and land development loans to finance projects, primarily within the communities that we serve. Many projects will ultimately be used by the borrowers' businesses, while others are developed for resale. These real estate loans are also secured by first liens on the real estate, which may include apartments, commercial structures, housing business, healthcare facilities and both owner-occupied and non-owner-occupied facilities. There is enhanced risk during the construction period, since the loan is secured by an incomplete project.

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

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
December 31, 2015	$1,827	$4,520	$5,554	$3,790	$347	$16,038
Charge-offs	(40)	—	(160)	(16)	—	(216)
Recoveries	12	—	52	—	—	64
Provision	(362)	430	466	24	(157)	401
March 31, 2016	$1,437	$4,950	$5,912	$3,798	$190	$16,287

December 31, 2014	$2,100	$4,128	$5,210	$3,369	$763	$15,570
Charge-offs	(16)	—	(185)	(89)	—	(290)
Recoveries	7	—	63	—	—	70
Provision	72	(295)	179	349	(30)	275
March 31, 2015	$2,163	$3,833	$5,267	$3,629	$733	$15,625

# 14

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
March 31, 2016
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$260	$—	$—	$—	$260
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,437	$4,690	$5,912	$3,798	$190	$16,027
Ending Loan Balance - Individually Evaluated for Impairment	$—	$4,074	$119	$642	$—	$4,835
Ending Loan Balance - Collectively Evaluated for Impairment	$106,077	$399,771	$489,390	$622,655	$—	$1,617,893

December 31, 2015				—
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,827	$4,520	$5,554	$3,790	$347	$16,038
Ending Loan Balance - Individually Evaluated for Impairment	$155	$2,372	$114	$645	$—	$3,286
Ending Loan Balance - Collectively Evaluated for Impairment	$102,432	$382,567	$464,409	$621,258	$—	$1,570,666

March 31, 2015
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$149	$—	$149
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$2,163	$3,833	$5,267	$3,480	$733	$15,476
Ending Loan Balance - Individually Evaluated for Impairment	$459	$1,492	$107	$2,296	$—	$4,354
Ending Loan Balance - Collectively Evaluated for Impairment	$99,451	$337,795	$440,795	$552,399	$—	$1,430,440

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
Further, due to the imprecise nature of the loan loss estimation process, the risk attributes of our loan portfolio may not be fully captured in data related to the determination of loss factors used to determine our analysis of the adequacy of the allowance for loan losses. Management, therefore, has established an unallocated portion within the allowance for loan losses reflecting the imprecision that naturally exists in the allowance for loan loss estimation process. The unallocated allowance for loan losses is not considered a significant component of the overall allowance for loan loss estimation process and has been declining steady over the past few quarters.

# 16

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at March 31, 2016, December 31, 2015 and March 31, 2015:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2016
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$97,189	$370,739			$467,928
Special Mention	994	15,098			16,092
Substandard	7,894	18,008			25,902
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$488,950	$620,130	1,109,080
Nonperforming			559	3,167	3,726

December 31, 2015
Credit Risk Profile by Creditworthiness Category:
Satisfactory	93,607	360,654			454,261
Special Mention	1,070	4,901			5,971
Substandard	7,910	19,384			27,294
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			464,074	618,521	1,082,595
Nonperforming			449	3,382	3,831

March 31, 2015
Credit Risk Profile by Creditworthiness Category:
Satisfactory	85,597	317,590			403,187
Special Mention	2,575	2,849			5,424
Substandard	11,738	18,848			30,586
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			440,565	549,932	990,497
Nonperforming			337	4,763	5,100

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

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2016
Recorded Investment:
With No Related Allowance	$—	$2,371	$119	$642	$3,132
With a Related Allowance	—	1,703	—	—	1,703
Unpaid Principal Balance:
With No Related Allowance	—	2,371	119	642	3,132
With a Related Allowance	—	1,703	—	—	1,703

December 31, 2015
Recorded Investment:
With No Related Allowance	$155	$2,372	$114	$645	$3,286
With a Related Allowance	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	155	2,372	114	645	3,286
With a Related Allowance	—	—	—	—	—

March 31, 2015
Recorded Investment:
With No Related Allowance	$459	$1,492	$107	$1,697	$3,755
With a Related Allowance	—	—	—	599	599
Unpaid Principal Balance:
With No Related Allowance	459	1,492	107	1,697	$3,755
With a Related Allowance	—	—	—	599	599

For the Quarter Ended:
March 31, 2016
Average Recorded Balance:
With No Related Allowance	$78	$2,372	$117	$644	$3,211
With a Related Allowance	—	$852	—	—	852
Interest Income Recognized:
With No Related Allowance	—	9	1	—	10
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

March 31, 2015
Average Recorded Balance:
With No Related Allowance	$477	$1,492	$113	$1,688	$3,770
With a Related Allowance	—	—	—	579	579
Interest Income Recognized:
With No Related Allowance	2	—	1	1	4
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

# 18

At March 31, 2016, December 31, 2015 and March 31, 2015, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

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
March 31, 2016
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

In general, loans requiring modification are restructured to accommodate the projected cashflows of the borrower. No loans modified during the preceding twelve months subsequently defaulted as of March 31, 2016.

Note 4.    GUARANTEES (In Thousands)

The following table presents the balance for standby letters of credit for the periods ended March 31, 2016, December 31, 2015 and March 31, 2015:

Loan Commitments and Letters of Credit
	March 31, 2016	December 31, 2015	March 31, 2015
Notional Amount:
Commitments to Extend Credit	$284,284	$278,623	$259,634
Standby Letters of Credit	2,927	3,065	3,193
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	22	2	37

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

# 19

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at March 31, 2016, December 31, 2015 and March 31, 2015 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit typically range from 1% to 3% of the notional amount.  Fees are collected upfront and are amortized over the life of the commitment. The fair values of Arrow's standby letters of credit at March 31, 2016, December 31, 2015 and March 31, 2015, in the table above, were the same as the carrying amounts.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 20

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three-month period months ended March 31, 2016 and 2015:

Schedule of Comprehensive Income
	Three Months Ended March 31,
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
2016
Net Unrealized Securities Holding Gains Arising During the Period	$4,010	$(1,573)	$2,437
Amortization of Net Retirement Plan Actuarial Loss	166	(65)	101
Accretion of Net Retirement Plan Prior Service Credit	(3)	1	(2)
Other Comprehensive Income	$4,173	$(1,637)	$2,536

2015
Net Unrealized Securities Holding Gains Arising During the Period	$1,225	$(480)	$745
Reclassification Adjustment for Securities Losses Included in Net Income	90	(35)	55
Amortization of Net Retirement Plan Actuarial Loss	192	(75)	117
Accretion of Net Retirement Plan Prior Service Credit	(13)	6	(7)
Other Comprehensive Income	$1,494	$(584)	$910

# 21

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Quarter-To-Date periods ended:

December 31, 2015	$629	$(7,893)	$(708)	$(7,972)
Other comprehensive income or loss before reclassifications	2,437	—	—	2,437
Amounts reclassified from accumulated other comprehensive income	—	101	(2)	99
Net current-period other comprehensive income	2,437	101	(2)	2,536
March 31, 2016	$3,066	$(7,792)	$(710)	$(5,436)

December 31, 2014	$2,539	$(9,255)	$(450)	$(7,166)
Other comprehensive income or loss before reclassifications	745	—	—	745
Amounts reclassified from accumulated other comprehensive income	55	117	(7)	165
Net current-period other comprehensive income	800	117	(7)	910
March 31, 2015	$3,339	$(9,138)	$(457)	$(6,256)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 22

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

March 31, 2016
Unrealized gains and losses on available-for-sale securities	$—		Gain on Securities Transactions
	—		Total before Tax
	—		Provision for Income Taxes
	$—		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	3	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(166)	(2)	Salaries and Employee Benefits
	(163)		Total before Tax
	64		Provision for Income Taxes
	$(99)		Net of Tax

Total reclassifications for the period	$(99)		Net of Tax

March 31, 2015
Unrealized gains and losses on available-for-sale securities	$(90)		Gain on Securities Transactions
	(90)		Total before Tax
	35		Provision for Income Taxes
	$(55)		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$13	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(192)	(2)	Salaries and Employee Benefits
	(179)		Total before Tax
	69		Provision for Income Taxes
	$(110)		Net of Tax

Total reclassifications for the period	$(165)		Net of Tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

# 23

Note 6.    STOCK BASED COMPENSATION PLANS

Under our 2013 Long-Term Incentive Plan, we granted options in the first quarter of 2016 to purchase shares of our common stock. The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of our grants is expensed over the four year vesting period.
The following table presents a roll-forward of our stock option plans and grants issued during 2016:

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2016	409,482
Granted	55,000
Exercised	(23,003)
Forfeited	—
Outstanding at March 31, 2016	441,479
Exercisable at Period-End	305,124
Vested and Expected to Vest	136,355

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2016	$22.59
Granted	25.85
Exercised	23.72
Forfeited	—
Outstanding at March 31, 2016	22.94
Exercisable at Period-End	21.95
Vested and Expected to Vest	25.15

Grants Issued During 2016 - Weighted Average Information:
Fair Value	5.77
Fair Value Assumptions:
Dividend Yield	3.88%
Expected Volatility	32.95%
Risk Free Interest Rate	1.80%
Expected Lives (in years)	7.56

The following table presents information on the amounts expensed for the periods ended March 31, 2016 and 2015:

Share-Based Compensation Expense
	For the Three Months Ended March 31,
	2016	2015
Share-Based Compensation Expense	$74	$82

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 24

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three-period ended March 31:

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended March 31, 2016:
Service Cost	$376	$8	$62
Interest Cost	420	58	80
Expected Return on Plan Assets	(826)	—	—
Amortization of Prior Service (Credit) Cost	(14)	14	(3)
Amortization of Net Loss	138	28	—
Net Periodic Benefit Cost	$94	$108	$139

Plan Contributions During the Period	$—	$107	$78

For the Three Months Ended March 31, 2015:
Service Cost	$353	$3	$43
Interest Cost	394	48	58
Expected Return on Plan Assets	(808)	—	—
Amortization of Prior Service (Credit) Cost	(20)	15	(8)
Amortization of Net Loss	138	30	24
Net Periodic Benefit Cost	$57	$96	$117

Plan Contributions During the Period	$—	$115	$47

We were not required to make a contribution to our qualified pension plan in 2016, and currently, we do not expect to make additional contributions in 2016. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended March 31, 2016 and 2015.  All share and per share amounts have been adjusted for the September 2015 2% stock dividend.

Earnings Per Share
	Quarterly Period Ended:
	March 31, 2016	March 31, 2015
Earnings Per Share - Basic:
Net Income	$6,549	$5,855
Weighted Average Shares - Basic	12,954	12,886
Earnings Per Share - Basic	$0.51	$0.45

Earnings Per Share - Diluted:
Net Income	$6,549	$5,855
Weighted Average Shares - Basic	12,954	12,886
Dilutive Average Shares Attributable to Stock Options	35	38
Weighted Average Shares - Diluted	12,989	12,924
Earnings Per Share - Diluted	$0.50	$0.45
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	—	—

# 25

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2016, December 31, 2015 and March 31, 2015 were securities available-for-sale. Arrow held no securities or liabilities for trading on such dates.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
March 31, 2016
Securities Available-for Sale:
U.S. Agency Obligations	$157,646	$—	$157,646	$—
State and Municipal Obligations	49,543	—	49,543	—
Mortgage-Backed Securities - Residential	168,110	—	168,110	—
Corporate and Other Debt Securities	11,715	—	11,715	—
Mutual Funds and Equity Securities	1,233	—	1,233	—
Total Securities Available-for-Sale	$388,247	$—	$388,247	$—
December 31, 2015
Securities Available-for Sale:
U.S. Agency Obligations	$155,782	$—	$155,782	$—
State and Municipal Obligations	52,408	—	52,408	—
Mortgage-Backed Securities - Residential	178,588	—	178,588	—
Corporate and Other Debt Securities	14,299	—	14,299	—
Mutual Funds and Equity Securities	1,232	—	1,232	—
Total Securities Available-for Sale	$402,309	$—	$402,309	$—
March 31, 2015
Securities Available-for Sale:
U.S. Agency Obligations	$151,527	$—	$151,527	$—
State and Municipal Obligations	74,095	—	74,095	—
Mortgage-Backed Securities - Residential	149,510	—	149,510	—
Corporate and Other Debt Securities	16,756	—	16,756	—
Mutual Funds and Equity Securities	1,245	—	1,245	—
Total Securities Available-for Sale	$393,133	$—	$393,133	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
March 31, 2016
Collateral Dependent Impaired Loans	$1,703	$—	$—	$1,703	$(260)
Other Real Estate Owned and Repossessed Assets, Net	2,011	—	—	2,011	(784)
December 31, 2015
Collateral Dependent Impaired Loans	2,018	—	—	2,018	(687)
Other Real Estate Owned and Repossessed Assets, Net	—	—	—	—	—
March 31, 2015
Collateral Dependent Impaired Loans	600	—	—	600	(149)
Other Real Estate Owned and Repossessed Assets, Net	529	—	—	529	(15)

# 26

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans was based on third-party appraisals of the collateral. The fair value of other real estate owned was based on third-party appraisals. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at March 31, 2016, December 31, 2015 and March 31, 2015.

# 27

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2016
Cash and Cash Equivalents	$60,711	$60,711	$60,711	$—	$—
Securities Available-for-Sale	388,247	388,247	—	388,247	—
Securities Held-to-Maturity	315,284	324,337	—	324,337	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,149	5,149	5,149	—	—
Net Loans	1,606,441	1,613,221	—	—	1,613,221
Accrued Interest Receivable	7,156	7,156	7,156	—	—
Deposits	2,115,061	2,109,546	1,925,905	183,641	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	45,155	45,155	45,155	—	—
Federal Home Loan Bank Term Advances	55,000	55,930	—	55,930	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	227	227	227	—	—

December 31, 2015
Cash and Cash Equivalents	$51,068	$51,068	$51,068	$—	$—
Securities Available-for-Sale	402,309	402,309	—	402,309	—
Securities Held-to-Maturity	320,611	325,930	—	325,930	—
Federal Home Loan Bank and Federal Reserve Bank Stock	8,839	8,839	8,839	—	—
Net Loans	1,557,914	1,557,511	—	—	1,557,511
Accrued Interest Receivable	6,360	6,360	6,360	—	—
Deposits	2,030,423	2,024,224	1,840,606	183,618	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	23,173	19,421	19,421	—	—
Federal Home Loan Bank Term Advances	137,000	137,063	82,000	55,063	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	231	231	231	—	—

March 31, 2015
Cash and Cash Equivalents	$111,595	$111,595	$111,595	$—	$—
Securities Available-for-Sale	393,133	393,133	—	393,133	—
Securities Held-to-Maturity	305,175	312,500	—	312,500	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,806	4,806	4,806	—	—
Net Loans	1,419,169	1,429,553	—	—	1,429,553
Accrued Interest Receivable	6,698	6,698	6,698	—	—
Deposits	2,018,704	2,016,098	1,820,165	195,933	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	15,895	15,895	15,895	—	—
Federal Home Loan Bank Term Advances	50,000	50,851	—	50,851	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	289	289	289	—	—

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

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of March 31, 2016 and 2015, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Albany, New York
May 10, 2016

# 30

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2016
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
Our Peer Group - At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 329 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2015 (the most recent such Report currently available), and peer group data contained herein has been derived from such Report.
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

Examples of Forward-Looking Statements:
Topic	Page	Location
Future compliance with regulatory capital standards	36	1st paragraph under "Regulatory Capital and Increase in Stockholders' Equity"
VISA	37	"VISA Class B Common Stock"
Impact of market rate structure on net interest margin, loan yields and deposit rates	41	1st and last paragraphs under "Quarterly Taxable Equivalent Yield on Loans"
	52	Last paragraph under "Quantitative and Qualitative Disclosures about Market Risk
Future level of residential real estate loans	40	2nd paragraph under "Residential Real Estate Loans"
Future level of indirect consumer loans	41	Last paragraph under "Consumer Loans"
Future level of commercial loans	40-41	3rd paragraph under "Commercial Loans,and Commercial Real Estate Loans"
Impact of changes in mortgage rates	42	Paragraph under "Investment Sales, Purchases and Maturities"
Provision for loan losses	44	1st paragraph in section
Future level of nonperforming assets	45	Last 3 paragraphs under "Risk Elements"
Liquidity	48	2nd full paragraph under "LIQUIDITY"
Fees for other services to customers	50	3rd paragraph under "Noninterest Income"
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

a.	rapid and dramatic changes in economic and market conditions;
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

# 31

Readers are cautioned not to place undue reliance on forward-looking statements in this Report, which speak only as of the date hereof. We undertake no general obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events. This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.
USE OF NON-GAAP FINANCIAL MEASURES
Regulation G, a rule adopted by the Securities and Exchange Commission (SEC), applies to certain SEC filings, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure (if a comparable GAAP measure exists) and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required. One such exempt non-GAAP measure is regulatory capital. Financial institutions like the Company and its subsidiary banks must calculate and report their condition under an array of bank regulatory capital measures that are financial in nature but are not based on GAAP and are not easily reconcilable to the closest comparable GAAP financial measures, even in those cases where a comparable measure exists. The Company follows industry practice in disclosing its financial condition under these various regulatory capital measures, including period-end regulatory capital ratios for itself and its subsidiary banks, in its periodic reports filed with the SEC, including this Report, and does so without compliance with Regulation G, on the widely-shared understanding that the SEC regards bank regulatory capital measures to be exempt from Regulation G.
In addition to regulatory capital measures, the Company uses in preparing its financial statements several additional non-GAAP financial measures that are commonly utilized by financial institutions but have not been specifically exempted by the SEC from Regulation G and may not be exempt. Some of the more significant non-GAAP measures generally included by the Company in its public filings with the SEC are identified and described below, with a brief explanation for the Company's usage of such measures if and when they are in fact included in filed reports. Some of these non-GAAP measures are included in this Report, including in the table on page 33 and the notes on page 34. Where any such non-GAAP measure is used in this Report, and a comparable GAAP measure exists, a reconciliation of the non-GAAP measure to the GAAP measure is set forth in proximity to, or cross-referenced from, the non-GAAP measure.
Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, as well as narrative disclosures based on that tabular presentation, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income to that of another institution or in analyzing any institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt securities, and that even a single institution may significantly alter over time the proportion of its own portfolio that is invested in tax-exempt obligations.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions (and included in Selected Financial Information tables), i.e., net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution’s performance over time. We follow these practices.
The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  It is not a GAAP measure and no reasonably comparable GAAP measure exists. The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and noninterest income.  Net interest income as utilized in calculating the efficiency ratio is typically the same as the net interest income presented in Selected Financial Information table discussed in the preceding paragraph, i.e., it is expressed on a tax-equivalent basis.  Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain recurring component elements of income and expense, such as intangible asset amortization (deducted from noninterest expense) and securities gains or losses (excluded from noninterest income).  We follow these practices.
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
Adjustments for Certain Items of Income or Expense:  When we believe the circumstances so warrant, we occasionally include in our presentation and discussion of our financial results, in addition to the required GAAP and GAAP-based disclosures (e.g., net income, earnings per share, return on average assets, return on average equity and other GAAP-based financial measures), comparative disclosures that adjust these GAAP financial measures by removing the impact of certain non recurring transactions or other material items of income or expense.  When we include such disclosures, it is because we believe that the resulting non-GAAP financial measures may improve an understanding of our results of operations by separating out items that have a disproportional positive or negative impact on the particular period in question, or that the adjustment for certain items allows a better comparison from period-to-period in our results of operations with respect to our fundamental lines of business including the commercial banking business. We believe that our presentation of such non-GAAP financial measures from time-to-time may be useful to investors and the market in evaluating our performance. Any such information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP.

# 32

Arrow Financial Corporation Selected Quarterly Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Net Income	6,549	6,569	5,933	6,305	5,855
Transactions Recorded in Net Income (Net of Tax):
Net Gain (Loss) on Securities Transactions	—	14	—	10	54

Share and Per Share Data:(1)
Period End Shares Outstanding	12,972	12,939	12,905	12,875	12,880
Basic Average Shares Outstanding	12,954	12,918	12,888	12,886	12,886
Diluted Average Shares Outstanding	12,989	12,979	12,929	12,922	12,924
Basic Earnings Per Share	$0.51	$0.51	$0.46	$0.49	$0.45
Diluted Earnings Per Share	0.50	0.51	0.46	0.49	0.45
Cash Dividend Per Share	0.25	0.25	0.245	0.245	0.245

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	21,166	44,603	17,788	37,303	30,562
Investment Securities	716,523	716,947	711,830	701,329	673,753
Loans	1,595,018	1,556,234	1,502,620	1,456,534	1,422,005
Deposits	2,069,964	2,075,825	1,970,738	1,983,647	1,949,776
Other Borrowed Funds	143,274	127,471	148,887	99,994	69,034
Shareholders’ Equity	218,307	213,219	209,334	206,831	202,552
Total Assets	2,456,431	2,442,964	2,356,121	2,316,427	2,248,054
Return on Average Assets, annualized	1.07%	1.07%	1.00%	1.09%	1.06%
Return on Average Equity, annualized	12.07%	12.22%	11.24%	12.23%	11.72%
Return on Tangible Equity, annualized (2)	13.62%	13.86%	12.79%	13.94%	13.42%
Average Earning Assets	2,332,707	2,317,784	2,232,238	2,195,166	2,126,320
Average Paying Liabilities	1,867,455	1,854,549	1,772,156	1,770,023	1,713,253
Interest Income, Tax-Equivalent (3)	19,745	19,619	18,924	18,501	18,073
Interest Expense	1,263	1,231	1,253	1,243	1,086
Net Interest Income, Tax-Equivalent (3)	18,482	18,388	17,671	17,258	16,987
Tax-Equivalent Adjustment (3)	1,119	1,109	1,093	1,094	1,083
Net Interest Margin, annualized (3)	3.19%	3.15%	3.14%	3.15%	3.24%

Efficiency Ratio Calculation: (4)
Noninterest Expense	14,370	14,242	14,850	14,383	13,955
Less: Intangible Asset Amortization	75	78	79	80	91
Net Noninterest Expense	14,295	14,164	14,771	14,303	13,864
Net Interest Income, Tax-Equivalent	18,482	18,388	17,671	17,258	16,987
Noninterest Income	6,875	6,687	7,137	7,444	6,856
Less: Net Securities (Gain) Loss	—	23	—	16	90
Net Gross Income	25,357	25,052	24,808	24,686	23,753
Efficiency Ratio	56.37%	56.54%	59.54%	57.94%	58.37%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	220,703	213,971	211,142	206,947	204,965
Book Value per Share (1)	17.01	16.54	16.36	16.07	15.91
Goodwill and Other Intangible Assets, net	24,872	24,980	25,266	25,372	25,492
Tangible Book Value per Share (1,2)	15.10	14.61	14.40	14.10	13.93

Capital Ratios:5
Tier 1 Leverage Ratio	9.36%	9.25%	9.40%	9.41%	9.57%
Common Equity Tier 1 Capital Ratio	12.84%	12.82%	12.66%	12.92%	13.27%
Tier 1 Risk-Based Capital Ratio	14.08%	14.08%	13.93%	14.24%	14.65%
Total Risk-Based Capital Ratio	15.09%	15.09%	14.94%	15.28%	15.73%

Assets Under Trust Administration and Investment Management	$1,231,237	$1,232,890	$1,195,629	$1,246,849	$1,254,923

# 33

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 28, 2015, 2% stock dividend.

2.
Tangible Book Value and Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 32.

		3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
	Total Stockholders' Equity (GAAP)	220,703	213,971	211,142	206,947	204,965
	Less: Goodwill and Other Intangible assets, net	24,872	24,980	25,266	25,372	25,492
	Tangible Equity (Non-GAAP)	$195,831	$188,991	$185,876	$181,575	$179,473

	Period End Shares Outstanding	12,972	12,939	12,905	12,875	12,880
	Tangible Book Value per Share (Non-GAAP)	$15.10	$14.61	$14.40	$14.10	$13.93

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 32.

		3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
	Net Interest Income (GAAP)	17,363	17,279	16,578	16,164	15,904
	Add: Tax-Equivalent adjustment (Non-GAAP)	1,119	1,109	1,093	1,094	1,083
	Net Interest Income - Tax Equivalent (Non-GAAP)	$18,482	$18,388	$17,671	$17,258	$16,987
	Average Earning Assets	2,332,707	2,317,784	2,232,238	2,195,166	2,126,320
	Net Interest Margin (Non-GAAP)*	3.19%	3.15%	3.14%	3.15%	3.24%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. We believe the efficiency ratio provides investors with information that is useful in understanding our financial performance. We define our efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). See "Use of Non-GAAP Financial Measures" on page 32.

5.
For the recently-completed quarter, all of the regulatory capital ratios in the table above and the table below, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. [All prior quarters reflect actual results.] The Common Equity Tier 1 (CET1) Ratio as of 3/31/2016 listed in the tables (i.e., 12.84%) not only exceeds not only the currently required minimum CET1 Ratio of 5.1125%, but also exceeds the minimum CET1 Ratio that will be required when the Capital Conservation Buffer is fully phased-in, in 2019, of 7.00% (including the ultimate required Capital Conservation Buffer of 2.50%).

		3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
	Total Risk Weighted Assets	1,617,957	1,590,129	1,574,704	1,515,416	1,452,975
	Common Equity Tier 1 Capital	207,777	203,848	199,377	195,800	192,865
	Common Equity Tier 1 Ratio	12.84%	12.82%	12.66%	12.92%	13.27%

* Quarterly ratios have been annualized

# 34

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 32) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Quarter Ended March 31:	2016			2015
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$21,166	$32	0.61%	$30,562	$21	0.28%
Investment Securities:
Fully Taxable	446,046	2,090	1.88	407,665	1,948	1.94
Exempt from Federal Taxes	270,477	2,465	3.67	266,088	2,358	3.59
Loans	1,595,018	15,158	3.82	1,422,005	13,746	3.92
Total Earning Assets	2,332,707	19,745	3.40	2,126,320	18,073	3.45
Allowance for Loan Losses	(16,007)			(15,533)
Cash and Due From Banks	30,787			31,415
Other Assets	108,944			105,852
Total Assets	$2,456,431			$2,248,054
Deposits:
NOW Accounts	$929,898	310	0.13	$914,329	330	0.15
Savings Deposits	604,151	222	0.15	528,276	167	0.13
Time Deposits of $100,000 or More	60,085	87	0.58	60,370	90	0.60
Other Time Deposits	130,047	169	0.52	141,244	202	0.58
Total Interest-Bearing Deposits	1,724,181	788	0.18	1,644,219	789	0.19
Short-Term Borrowings	68,274	71	0.42	29,256	15	0.21
FHLBNY Term Advances and Other Long-Term Debt	75,000	404	2.17	39,778	282	2.88
Total Interest-Bearing Liabilities	1,867,455	1,263	0.27	1,713,253	1,086	0.26
Demand Deposits	345,783			305,557
Other Liabilities	24,886			26,692
Total Liabilities	2,238,124			2,045,502
Stockholders’ Equity	218,307			202,552
Total Liabilities and Stockholders’ Equity	$2,456,431			$2,248,054
Net Interest Income (Tax-equivalent Basis)		18,482			16,987
Reversal of Tax Equivalent Adjustment		(1,119)	(0.19)%		(1,083)	0.21%
Net Interest Income		$17,363			$15,904
Net Interest Spread (Non-GAAP)			3.13%			3.19%
Net Interest Margin (Non-GAAP)			3.19%			3.24%

OVERVIEW
We reported net income for the first quarter of 2016 of $6.5 million, representing diluted earnings per share (EPS) of $0.50. This EPS result was an increase of $0.05, or 11.1%, from the EPS of $0.45 reported for the first quarter of 2015. Return on average equity (ROE) for the 2016 quarter continued to be strong at 12.07%, an increase from an ROE of 11.72% for the quarter ended March 31, 2015. Return on average assets (ROA) for the 2016 first quarter was 1.07%, an increase from an ROA of 1.06% for the quarter ended March 31, 2015. One of the reasons for the increase in net income between the respective periods was the significant increase in net interest income, which was primarily attributable to an even greater increase in average earning assets. Tax-equivalent net interest income increased between the two quarters, by approximately 8.8%, primarily as a result of double digit loan growth. The margin was reduced primarily as a result of an increase in Federal Home Loan Bank term advances. Since the first quarter of 2015, we have expanded Saratoga National Bank deeper into the Capital District, with the opening of a branch location in Rensselaer County. Salaries and employee benefits expenses increased 5.6% in the first quarter of 2016 over the 2015 quarter, an increase that would have been somewhat greater had we not experienced a decrease of 7 full-time equivalent employees between the periods. Total assets were $2.48 billion at March 31, 2016, which represented an increase of $32.7 million, or 1.3%, from the level at December 31, 2015, and an increase of $143.3 million, or 6.1%, from the March 31, 2015 level.
The changes in net income, net interest income and net interest margin between the three-month periods are more fully described under the heading "RESULTS OF OPERATIONS," beginning on page 49.
Stockholders’ equity was $220.7 million at March 31, 2016, an increase of $6.7 million, or 3.1%, from the December 31, 2015 level of $214.0 million, and an increase of $15.7 million, or 7.7% from the prior year level. The components of the change in stockholders’

# 35

equity since year-end 2015 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
Regulatory Capital and Increase in Stockholders' Equity: At March 31, 2016, we exceeded by a substantial amount all regulatory minimum capital requirements under the capital rules at both the holding company and bank levels. At that date, both of our banks, as well as our holding company, continued to qualify as "well-capitalized" under the recently modified federal bank regulatory guidelines that became effective contemporaneously with the new capital rules in 2015. Because of our continued profitability and strong asset quality, our regulatory capital levels in recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, and are well in excess of the currently required minimum levels, which will increase, as a percentage of assets, each year from 2015 to 2019.
At March 31, 2016, our tangible book value per share (calculated based on stockholders' equity reduced by goodwill and other intangible assets) amounted to $15.10, an increase of $0.49, or 3.4%, from the December 31, 2015 level and an increase of $1.17, or 8.4%, from the level as of March 31, 2015. See the disclosure on page 32 related to our use of non-GAAP financial measures generally, and to our use and calculation of one such measure, tangible book value, specifically. Our total stockholders' equity at March 31, 2016 was 7.7% higher than the year-earlier level, and our total book value per share was up by 6.9% over the year earlier level. In the past three months, total shareholders' equity increased 3.1% and our total book value per share increased by 2.8%. The increase in stockholders' equity over the first three months of 2016 principally reflected the following factors: (i) $6.5 million net income for the period and (ii) issuance of $1.1 million of common stock through our employee benefit and dividend reinvestment plans; reduced by (iii) cash dividends of $3.2 million; and (iv) repurchases of our own common stock in stock-for-stock option exercises of $0.5 million. As of March 31, 2016, our closing stock price was $26.57, representing a trading multiple of 1.76 to our tangible book value. As adjusted for a 2.0% stock dividend distributed September 28, 2015, the Company paid a quarterly cash dividend of $0.245 per share for each of the first three quarters of 2015, and a cash dividend of $0.25 per share for the last quarter of 2015 and the first quarter of 2016.

Loan Quality: Our net charge-offs for the first quarter of 2016 were $152 thousand as compared to $220 thousand for the comparable 2015 quarter. Our ratio of net charge-offs to average loans (annualized) was 0.04% for the first quarter of 2016 compared to 0.06% for the first quarter of 2015. Our peer group's weighted average ratio of net charge-offs to average loans was 0.09% for the year ended December 31, 2015. At March 31, 2016, our allowance for loan losses was $16.3 million representing 1.00% of total loans, down 2 basis points from the December 31, 2015 ratio, reflecting the continuing strong credit quality in the loan portfolio.
Nonperforming loans were $8.1 million at March 31, 2016, representing 0.50% of period-end loans, a decrease of 5 basis points from our year-earlier ratio. By way of comparison, the weighted average ratio for our peer group was 0.83% at December 31, 2015, considerably lower (stronger) than the peer group's ratios at earlier year-ends but still considerably higher (weaker) than ours on such date. Our ratio has remained quite low and stable from 2008 through the date of this Report.

Loan Growth: During the first three months of 2016, we experienced increases in outstanding balances in each of the largest segments of our loan portfolio, without any significant deterioration in our credit quality:

Commercial Loans: These loans comprised 6.5% of our loan portfolio at period-end, and the balance was up significantly (by 3.4%), over the year-end 2015 balance. Current unemployment rates in our region remain slightly elevated from pre-crisis levels, although the local economy continues to be stable and in some areas improving.
Commercial Real Estate Loans: Similarly, commercial property values in our region remain stable, and did not show significant deterioration even in the worst phases of the financial crisis. We update the appraisals on our nonperforming and watched commercial loan properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal. These loans comprised 24.9% of our loan portfolio at period-end, and the balance was up significantly (by 4.9%), over the year-end 2015 balance. Current unemployment rates in our region remain slightly elevated from pre-crisis levels, although the local economy continues to be stable and in some areas improving.
Consumer Loans: These loans comprised 30.2% of our loan portfolio at period-end, and the balance also was up, significantly (by 5.4%), over the year-end level. Consumer automobile loans, at March 31, 2016, were $482 million, or 98.5% of this portfolio. In the first three months of 2016, we did not experience any significant increase in our delinquency rate or in the percentage of nonperforming loans in this segment.
Residential Real Estate Loans: These loans, including home equity loans, made up 38.4% of our portfolio at period-end, and the balance was up, but only slightly (by 0.2%), over the year-end 2015 balance. The residential real estate market in our service area has been stable in recent periods. During the worst of the financial crisis, we did not experience a notable increase in our foreclosure or loss rates on our residential real estate loans, nor have we in ensuing periods, primarily due to the fact that we never have originated or participated in underwriting high-risk mortgage loans. We originated all of the residential real estate loans currently held in our portfolio and apply conservative underwriting standards to our originations.

Liquidity and Access to Credit Markets: We did not experience any liquidity problems or special concerns during 2016, nor during the prior two years. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed (see our general liquidity discussion on page 48). In general, we principally rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (our main liability-based sources are overnight borrowing arrangements with our correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). We regularly perform a liquidity stress test and periodically test our contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.

# 36

Visa Class B Common Stock: Our banks, as former member banks of Visa, continue to bear some indirect contingent liability to various third parties who may have certain claims against Visa, including class action claims, to the extent that Visa's direct liabilities resulting from such claims ultimately may exceed the amounts held in a litigation escrow account set up by Visa to defray such liabilities, using funds which would otherwise be owed by it to its member banks in redemption of their Class B Visa shares. In July 2012, Visa and MasterCard entered into a Memorandum of Understanding ("MOU") with a class of plaintiffs to settle certain covered antitrust claims against the two card companies involving merchant discounts. In December 2013, a federal judge gave final approval to the class settlement agreement in this litigation. The total cash settlement payment was set at approximately $6.05 billion, of which Visa’s share represented approximately $4.4 billion. Visa has paid its portion of this settlement from the litigation escrow account.  However, approximately one hundred merchants have filed a challenge to the settlement based on claims of attorney misconduct  causing some uncertainty with respect to the finalization of the settlement.  In the second quarter 2012, in light of the state of covered litigation at Visa at the time, which was then winding down (as it continues to do), as well as the substantial remaining dollar amount in the litigation escrow fund, we determined to reverse the entire amount of our 2008 VISA litigation-related accrual, which was then $294 thousand pre-tax. This reversal reduced our other operating expenses for the year ending December 31, 2012. We believed then, and continue to believe, that the balance that Visa currently maintains in its litigation escrow account is sufficient to satisfy Visa's remaining direct liability to such claims, if any, without further resort to the contingent liability of the former Visa member banks. At March 31, 2016, the Company held 27,771 shares of Visa Class B common stock and we continue not to recognize any economic value for these shares.

Sale of Loomis & LaPann, Inc.: Effective October 30, 2015, the Company sold 100% of the stock of one of its wholly-owned subsidiary insurance agencies, Loomis & LaPann, Inc. (“Loomis”), to a local insurance agency headquartered in Glens Falls, NY. Historically, Loomis sold property and casualty insurance as well as sports insurance, but prior to the sale of the Loomis stock, the Company transferred the property and casualty business to another of the Company’s wholly-owned subsidiary insurance agencies, such that the Loomis sports insurance business was the primary business line transferred to the buyer at closing.  The right to use the Loomis name was also transferred to the buyer.  The Loomis sports insurance business, while we owned it, was very specialized and the vast majority of the revenue was generated from customers located outside of New York State. Three Loomis employees who were principally involved in the sports insurance business remained with Loomis as part of the sale.  We will receive post-closing cash payments from 2016 to 2018.

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	March 31, 2016	December 31, 2015	March 31, 2015	From December	From March	From December	From March
Interest-Bearing Bank Balances	30,048	16,252	73,654	$13,796	$(43,606)	84.9%	(59.2)%
Securities Available-for-Sale	388,247	402,309	393,133	(14,062)	(4,886)	(3.5)%	(1.2)%
Securities Held-to-Maturity	315,284	320,611	305,175	(5,327)	10,109	(1.7)%	3.3%
Loans (1)	1,622,728	1,573,952	1,434,794	48,776	187,934	3.1%	13.1%
Allowance for Loan Losses	16,287	16,038	15,625	249	662	1.6%	4.2%
Earning Assets (1)	2,361,456	2,321,963	2,211,562	39,493	149,894	1.7%	6.8%
Total Assets	2,478,871	$2,446,188	$2,335,528	32,683	143,343	1.3%	6.1%
Demand Deposits	352,624	$358,751	$310,878	(6,127)	41,746	(1.7)%	13.4%
NOW Accounts	962,103	887,317	967,537	74,786	(5,434)	8.4%	(0.6)%
Savings Deposits	611,178	594,538	541,750	16,640	69,428	2.8%	12.8%
Time Deposits of $100,000 or More	58,822	59,792	59,886	(970)	(1,064)	(1.6)%	(1.8)%
Other Time Deposits	130,334	130,025	138,653	309	(8,319)	0.2%	(6.0)%
Total Deposits	2,115,061	2,030,423	2,018,704	84,638	96,357	4.2%	4.8%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	45,155	23,173	15,895	21,982	29,260	94.9%	184.1%
FHLB Advances - Overnight	—	82,000	—	(82,000)	—	(100.0)%	N/A
FHLB Advances - Term	55,000	55,000	50,000	—	5,000	—%	10.0%
Stockholders' Equity	220,703	213,971	204,965	6,732	15,738	3.1%	7.7%
(1) Includes Nonaccrual Loans
Municipal Deposits: Fluctuations in balances of our NOW accounts are largely the result of municipal deposit seasonality factors. Over the past twelve months, municipal deposits on average have ranged from 29% to 35% of our total deposits. As of March 31, 2016, municipal deposits represented 34.8% of total deposits. Municipal deposits normally are invested in NOW accounts and time deposits of short duration. Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.
In general, there is a seasonal pattern to municipal deposits starting with a low point during August. Account balances tend to increase throughout the fall and remain elevated during the winter months, due to tax deposits, and generally receive an additional boost at the end of March from the electronic deposit of state aid to school districts. In addition to these seasonal fluctuations within accounts, the overall

# 37

level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in or out of our banks due to competitive factors. Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter.
The extended financial crisis had a significant negative impact on municipal tax revenues in many regions, and consequently on municipal funds available for deposit. To date, this has not resulted in either a sustained decrease in municipal deposit levels at our banks, adjusted for seasonal fluctuations, or substantial pressure on us to pay higher rates on municipal deposits than the average rates we pay on such deposits generally (despite the continuing strong competition for such deposits). However, if in the future interest rates begin to rise significantly or the competition for municipal deposits otherwise becomes more intense, we may experience either or both of these adverse developments, i.e., a sustained decrease in municipal deposit levels and/or an elevation in the rates we pay on such deposits above our normal rates.
Changes in Sources of Funds: Our total deposits increased $84.6 million, or 4.2%, from December 31, 2015 to March 31, 2016, mainly due to an increase of 15.9% in our municipal deposits during the quarter which was only partially offset by a decrease of 6.7% in our consumer and business deposit balances. We continue to experience a general shift in balances from time deposits to savings and NOW accounts, a long-running trend matching the continuing decline in recent years in prevailing deposit rates and interest rates. At both March 31, 2016 and March 31, 2015, we were sellers of overnight funds to the FRB of New York, while at December 31, 2015 we were borrowers of overnight funds ($82.0 million) from the FHLB of New York. At March 31, 2016, our term advances from the FHLB were $55.0 million, unchanged from year-end 2015.
Changes in Earning Assets: Our loan portfolio at March 31, 2016, was increased by $48.8 million, or 3.1%, from the December 31, 2015 level and up by $187.9 million, or 13.1%, from the March 31, 2015 level. We experienced the following trends in our three largest segments:

1.
Commercial loans. This segment of our portfolio increased by $3.5 million, or 3.4%, during the first quarter of 2016, representing the impact of continued steady loan demand during the three-month period.

2. Commercial real estate loans. This segment of our portfolio increased significantly, by $18.9 million, or 4.9%, during the first quarter of 2016, representing the impact of continued strong loan demand offset in part by a few large payoffs during the three-month period.

3.
Residential real estate loans. This segment increased slightly during the quarter, by $1.4 million, or 0.2% . We continued to sell some of our residential mortgage originations during the period to Freddie Mac, although a smaller percentage than we sold in the same period the prior year. Demand for new mortgage loans remained strong throughout the period.

4.
Consumer loans (primarily automobile loans through indirect lending). At March 31, 2016, these loans had increased by $25.0 million, or 5.4%, from the December 31, 2015 balance, reflecting a continuation of strong automobile sales region-wide, an expansion of our dealer network for indirect lending plus the added benefit of a mild winter.

Most of our incoming cash flows for the first three months of 2016 came from a combination of an increase in deposit balances (most of which was seasonal) and from maturities in our securities portfolios, net of a small amount of purchases. We used these cash-flows to fund our loan growth and reduce our short-term borrowings.

Deposit Trends
The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The principal change in deposit balances over the period was the steady drop-off in time deposits, including time deposits of $100,000 or more, versus the overall increase in lower or no-cost deposits, particularly demand deposits and savings deposits. If and to the extent that interest rates, and corresponding deposit rates begin to increase in future periods, we would expect this trend ultimately to reverse itself, i.e., for more expensive time deposits to increase, proportionately, while less expensive demand and savings deposits decrease.
Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Demand Deposits	345,783	$348,748	$347,469	$313,618	$305,557
NOW Accounts	929,898	953,609	871,839	922,532	914,329
Savings Deposits	604,151	582,140	556,144	550,150	528,276
Time Deposits of $100,000 or More	60,085	60,294	59,639	59,569	60,370
Other Time Deposits	130,047	131,035	135,647	137,778	141,244
Total Deposits	$2,069,964	$2,075,826	$1,970,738	$1,983,647	$1,949,776

# 38

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	3/31/2016	12/31/2015	09/30/2015	06/30/2015	03/31/2015
Demand Deposits	16.7%	16.8%	17.6%	15.8%	15.7%
NOW Accounts	44.9%	45.9%	44.2%	46.5%	46.9%
Savings Deposits	29.2%	28.1%	28.3%	27.8%	27.1%
Time Deposits of $100,000 or More	2.9%	2.9%	3.0%	3.0%	3.1%
Other Time Deposits	6.3%	6.3%	6.9%	6.9%	7.2%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%
We typically experience little growth in average deposit balances in the first quarter of each calendar year. However, municipal balances tend to grow sharply at the very end of the first quarter primarily as a result of New York State distributing state aid to local municipalities. The seasonal nature of these municipal balances results in little net growth or a small contraction in the second quarter of the year (when municipal deposits normally drop off), and a return to growth late in the third and in the fourth quarters (when municipal deposits tend to increase, sometimes substantially, to and through year-end). This pattern has held true in recent periods. There was only a slight decrease in average deposit balances from the last quarter of 2015 to the first quarter of 2016, in both municipal and non-municipal deposits, even though at March 31, 2016, period-end deposit balances were up $84.6 million, or 4.2%, over the prior year-end balances.
Quarterly Cost of Deposits

	Quarter Ended
	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.13	0.13	0.13	0.15	0.15
Savings Deposits	0.15	0.14	0.13	0.13	0.13
Time Deposits of $100,000 or More	0.58	0.59	0.59	0.59	0.60
Other Time Deposits	0.52	0.53	0.52	0.54	0.58
Total Deposits	0.15	0.15	0.15	0.16	0.16

In keeping with industry trend lines, average rates paid by us on most deposits continued their steady multi-year decrease over the five quarters ending March 31, 2016. Over the same period, our average yield on loans also continued to decrease (see "Quarterly Taxable Equivalent Yield on Loans," page 41). We make no representations that this downward trend in average deposit rates (and average yields on loans) will persist; at some point, prevailing rates, as well as average deposit (and loan) rates across our portfolio, are likely to level off and perhaps, ultimately, to move upward. It is widely anticipated that the Federal Reserve will, at some point in the not-too-distant future, effect additional small increases in short-term rates, on top of its December 2015 25-basis point hike, but it is also widely expected that any such tightening may not have an equivalent lasting impact on medium- or long-term rates until much later, if at all. We are unable to predict when or at what pace prevailing rates will begin to rise meaningfully on a sustained basis, particularly at the long end of the yield curve.

Non-Deposit Sources of Funds

We have several sources of funding other than deposits. Historically, we have borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances." These structured advances typically have original maturities of 3 to 10 years with some advances being callable by the FHLB at certain dates. If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest. We currently do not have any structured advances in this portfolio.
Occasionally in the past (most recently in 2004), we relied on the issuance of trust preferred securities (or TRUPs) to supplement our funding needs. As a result of the Dodd-Frank Act and its removal of Tier 1 regulatory capital treatment for future-issued TRUPs, we are not likely to issue any TRUPs in the future. However, consistent with a grandfathering provision in Dodd-Frank and the New Capital Rules issued by bank regulators pursuant thereto, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (i.e., TRUPs) listed on our consolidated balance sheet as of March 31, 2016, will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed, as is further discussed under “Capital Resources” beginning on page 45 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur, such as any adverse change in tax laws that denies the Company the ability to deduct interest paid on these obligations for federal income tax purposes.
Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type. Over the last five quarters, the average balances for all of these categories of our loan types have steadily increased, except for "Other Consumer Loans" (i.e., non-automobile loans), which have declined slightly but represent only 1.6% of the total portfolio.

# 39

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Commercial and Commercial Real Estate	502,392	495,173	466,370	453,168	445,765
Residential Real Estate	451,330	438,987	421,448	400,190	387,329
Home Equity	130,227	128,085	123,543	120,323	117,857
Consumer Loans - Automobile	484,646	467,930	465,726	457,168	445,341
Other Consumer Loans (1)	26,423	26,059	25,533	25,685	25,713
Total Loans	$1,595,018	$1,556,234	$1,502,620	$1,456,534	$1,422,005

Percentage of Total Quarterly Average Loans

	Quarter Ended
	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Commercial and Commercial Real Estate	31.5%	31.8%	31.0%	31.1%	31.4%
Residential Real Estate	28.3%	28.2%	28.1%	27.5%	27.2%
Home Equity	8.2%	8.2%	8.2%	8.3%	8.3%
Consumer Loans - Automobile	30.4%	30.1%	31.0%	31.4%	31.3%
Other Consumer Loans (1)	1.6%	1.7%	1.7%	1.7%	1.8%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported by us as part of our residential real estate loans in tables of period-end balances.

Maintenance of High Quality in the Loan Portfolio

For many reasons we largely avoided the deterioration of asset quality that many other banks suffered during the 2008-2009 financial crisis. Throughout the crisis and in the ensuing years, we did not experience any significant weakening in the quality of our loan portfolio or any segment thereof. In general, we have historically underwritten our residential real estate loans to secondary market standards for prime loans and have not engaged in subprime mortgage lending as a business line. Similarly, we have historically applied high underwriting standards in our commercial and commercial real estate lending operations and generally in our indirect lending program as well. We have made loans, including indirect (automobile) loans, to borrowers having FICO scores below the highest credit quality classifications, where special circumstances such as competitive considerations have led us to conclude it was appropriate to do so, with suitable protections against risk. In recent periods, we also have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising 38.4% of the entire portfolio at March 31, 2016), eclipsing both our commercial and commercial real estate loans, which represented 24.9% of the portfolio on that date, and our consumer loans (primarily automobile loans), which were 30.2% of the portfolio. Our gross originations for residential real estate loans (including refinancings of pre-existing mortgage loans) were $24.2 million and $26.7 million for the first three months of 2016 and 2015, respectively. These origination totals exceeded the sum of repayments and prepayments in the respective quarters, but in each period we also sold a portion of these originations on or immediately after origination. In the first three months of 2016, we sold $5.7 million, or 23.6%, of our originations. In the first three months of 2015, we sold a smaller amount, $4.2 million, or 15.9%, of our originations. During 2014, we introduced additional competitive products for variable rate (adjustable) residential real estate and construction loans. None of these variable rate loans has been subprime loans. We have not sold any of these variable rate loans to the secondary market.
Even though short-term rates in U.S. financial markets fell very quickly at the onset of the 2008-2009 financial crisis and continued to decline, to historically low levels, in the ensuing years, rates on conventional real estate mortgages have begun to fluctuate and generally have flattened out in the past few years, in response to significant monetary steps undertaken by the Federal Reserve to regulate the supply of money, including, at first, highly expansionary measures, such as the Fed's so-called "quantitative easing" programs, and subsequent monetary retreats, i.e., the tapering off of such programs. Nevertheless, if the current historically unprecedented low-rate environment including for newly originated residential real estate loans persists for an extended additional period of time, we may continue to sell a portion of our loan originations and, as a result, may even experience a decrease in our outstanding balances in this segment of our portfolio. Moreover, if our local economy suffers a major downturn or prevailing long-term interest rates increase to any meaningful degree, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Commercial Loans and Commercial Real Estate Loans: Over the last decade, we have experienced moderate and occasionally strong demand in these two segments of our loan portfolio. The combined loan balances have generally increased in dollar amount and have slightly increased as a percentage of the overall loan portfolio. For the first three months of 2016, combined commercial and commercial real estate loan originations were strong in this category, with an annualized growth rate of 18.4%.

# 40

Substantially all commercial and commercial real estate loans in our portfolio were extended to businesses or borrowers located in our regional market. Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY rates or U.S. Treasury indices. We have not experienced any significant weakening in the quality of our commercial loan portfolio in recent years.
It is entirely possible, for many of the reasons discussed in the preceding section on Residential Real Estate Loans, that we may experience a reduction in the demand for commercial and commercial real estate loans loans and/or a weakening in the quality of this segment of the portfolio in upcoming periods. Generally, however, the business sector, at least in our service area, appeared to be in reasonably good financial condition at period-end.

Consumer Loans (primarily automobile loans through indirect lending): At March 31, 2016, our automobile loans (primarily loans originated through dealerships located in upstate New York and Vermont) represented the third largest category of loans in our portfolio, and continued to be a significant component of our business comprising almost a third of our loan portfolio.
Beginning in 2012 and continuing to the present, there has been a nation-wide resurgence in automobile sales and financing, due in the view of many to an aging fleet, initially, and a modest resurgence in consumer optimism. Our new automobile loan volume for the first three months of 2016 was strong, at $76.1 million, well above the $52.7 million originated in first three months of 2015. As a result, our consumer loan portfolio also grew in the first three months of 2016, by $25.0 million, or 5.4%, from our December 31, 2015 balance.
For credit quality purposes, we assign our potential automobile loan customers into one of four tiers, and in recent periods a slightly higher ratio of our automobile loan originations have involved customers in the lower two tiers. However, in the first three months of 2016, we experienced no significant increase in our net charge-offs on automobile loans, and our delinquency totals in this segment of our portfolio actually decreased during the first quarter of 2016. Our lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this segment of our portfolio. If weakness in auto demand returns, however, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company lending affiliates continue to offer highly-subsidized loans. Of course, if the economy in our indirect loan service area should weaken significantly in upcoming periods, we would expect some negative impact on the quality of this segment of our portfolio as well as other segments.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Commercial and Commercial Real Estate	4.32%	4.37%	4.33%	4.41%	4.40%
Residential Real Estate	4.22%	4.21%	4.23%	4.31%	4.43%
Home Equity	3.05%	2.92%	2.94%	2.96%	2.94%
Automobile	3.07%	3.08%	3.09%	3.09%	3.18%
Other Consumer Loans	5.08%	5.16%	5.35%	5.23%	5.25%
Total Loans	3.82%	3.83%	3.82%	3.87%	3.92%

The average yield in our total loan portfolio during the first quarter of 2016 declined by 10 basis points, or 2.6%, from the average yield during the first quarter of 2015. The general decrease in yield between the two period-ends continued a long-term trend, resulting principally from actions taken by the Federal Reserve since the financial crisis to drive prevailing interest rates on both short-term and long-term debt to historically low levels and keep them there, but also reflecting the continuing competition we encounter from other lenders. It should be noted, however, that the average yield on our loan portfolio in the just-completed quarter was essentially unchanged from the prior two quarters. Moreover, the average cost of our deposits remained essentially unchanged in the first quarter of 2016 from the comparable prior-year quarter, as downward repricing opportunities on retail deposits became much more limited in the face of an assumed zero rate floor on such deposits.
To the extent that the long-term declining rate environment may in fact be on the verge of "bottoming out," we might expect to see, at some point in upcoming periods, at least a small increase in the average yield on our loan portfolio. Of course, any such increase will likely be accompanied by a corresponding increase in our cost of deposits and other funds.
Regardless of the future direction or magnitude of changes in prevailing interest rates, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio will be impacted by such changes. However, the timing and degree of responsiveness, in loans generally and as between various categories of loans, will be influenced by a variety of other factors, including the extent of federal government participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and much of this cash flow reprices at current rates for credit, as new loans are generated at current yields. Thus, even if prevailing rates for newly-originated or variable rate loans may stabilize in upcoming periods, our average rate on our portfolio may continue to slowly decline for some period of time, as older credits in our portfolio bearing generally higher rates continue to mature and either roll over or are redeployed into lower priced loans.

# 41

Investment Portfolio Trends
The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2015 to March 31, 2016 (in thousands). The principal changes in our securities available-for-sale portfolio over the period were monthly principal paydowns of Mortgage-Backed Securities-Residential and, to a lesser degree, maturities of State and Municipal Obligations and Corporate and Other Debt Securities. The principal change in our held-to-maturity portfolio over the period was also the monthly principal paydowns of Mortgage-Backed Securities-Residential. The net reduction in both portfolios reflected our determination in recent periods to emphasize loan growth, at the cost of investment portfolio growth to maximize earning asset yields.

	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	03/31/2016	12/31/2015	Change	03/31/2016	12/31/2015	Change
Securities Available-for-Sale:
U.S. Agency Securities	$157,646	$155,782	$1,864	$1,750	$(150)	$1,900
State and Municipal Obligations	49,543	52,408	(2,865)	161	102	59
Mortgage-Backed Securities-Residential	168,110	178,588	(10,478)	3,205	1,212	1,993
Corporate and Other Debt Securities	11,715	14,299	(2,584)	(188)	(245)	57
Mutual Funds and Equity Securities	1,233	1,232	1	113	112	1
Total	$388,247	$402,309	$(14,062)	$5,041	$1,031	$4,010

Securities Held-to-Maturity:
State and Municipal Obligations	$231,598	$230,621	$977	$6,767	$4,568	$2,199
Mortgage-Backed Securities-Residential	91,739	94,309	(2,570)	2,286	751	1,535
Corporate and Other Debt Securities	1,000	1,000	—	—	—	—
Total	$324,337	$325,930	$(1,593)	$9,053	$5,319	$3,734
At March 31, 2016, we held no investment securities in our portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issuers of any sort.
As of both period-ends presented in the above table, all listed mortgage-backed securities, were guaranteed by U.S. Government Agency or government sponsored enterprises (GSEs), such as Fannie Mae or Freddie Mac. Mortgage-backed securities provide to the investor monthly portions of principal and interest payments pursuant to the contractual obligations of the underlying mortgages. In the case of most CMOs, the principal and interest payments on the pooled mortgages are separated into two or more components (tranches), with each tranche having a separate estimated life, risk profile and yield. Our practice has been to purchase only those CMOs that are guaranteed by GSEs or other federal agencies and only those CMO tranches with shorter maturities and no more than moderate extension risk. Included in corporate and other debt securities are trust preferred securities issued by other financial institutions prior to May 19, 2010, the grandfathering date for TRUPs in Dodd Frank, that were highly rated at the time of purchase.
Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first three months of 2016.
Increase in Net Unrealized Securities Gains (Losses): Nearly all of the change in our net unrealized gains or losses during recent periods has been attributable to changes in the prevailing rates during the periods in question, that is, there has been little or no change in the credit-worthiness of the issuers.
Investment Sales, Purchases and Maturities
(In Thousands)

	Three Months Ended
Sales	03/31/2016	03/31/2015
Available-For-Sale Portfolio:
Mortgage-Backed Securities-Residential	$—	$2,690
U.S. Agency Securities	—	—
Other	22	12
Total	22	2,702
Net Gains on Securities Transactions	—	90
Proceeds on the Sales of Securities	$22	$2,792
Investment yields in the capital markets have experienced some volatility thus far in 2016. We regularly review our interest rate risk position along with our security holdings to evaluate if market opportunities arise where we can reposition certain securities available-for-sale to enhance portfolio performance. As reflected in the table above, during the first quarter of 2016, unlike the first quarter of the prior year, we elected not to engage in any material repositioning within our available-for-sale portfolio.

# 42

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the three-month periods periods ended March 31, 2016 and 2015, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

	Three Months Ended
Purchases:	03/31/2016	03/31/2015
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$17,953
State and Municipal Obligations	—	—
Mortgage-Backed Securities-Residential	—	33,708
Other	11	12
Total Purchases	$11	$51,673

Maturities & Calls	$17,503	$22,829

	Three Months Ended
Purchases:	03/31/2016	03/31/2015
Held-to-Maturity Portfolio
State and Municipal Obligations	$4,166	$—
Mortgage-Backed Securities-Residential	—	10,655
Total Purchases	$4,166	$10,655

Maturities & Calls	$9,213	$7,180

# 43

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Loan Balances:
Period-End Loans	1,622,728	1,573,952	1,536,925	1,479,670	1,434,794
Average Loans, Year-to-Date	1,595,018	1,484,766	1,460,681	1,439,365	1,422,005
Average Loans, Quarter-to-Date	1,595,018	1,556,234	1,502,620	1,456,534	1,422,005
Period-End Assets	2,478,871	2,446,188	2,419,551	2,333,371	2,335,528

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	16,038	15,774	15,574	15,625	15,570
Provision for Loan Losses, QTD	401	465	537	70	275
Loans Charged-off, QTD	217	271	380	165	290
Recoveries of Loans Previously Charged-off	65	70	43	44	70
Net Charge-offs, QTD	152	201	337	121	220
Allowance for Loan Losses, End of Period	16,287	16,038	15,774	15,574	15,625

Nonperforming Assets, at Period-End:
Nonaccrual Loans	7,445	6,433	7,791	6,931	6,998
Restructured	552	286	963	1,570	580
Loans Past Due 90 or More Days and Still Accruing Interest	118	187	307	283	307
Total Nonperforming Loans	8,115	6,906	9,061	8,784	7,885
Repossessed Assets	165	140	61	75	106
Other Real Estate Owned	1,846	1,878	841	234	423
Total Nonperforming Assets	10,126	8,924	9,963	9,093	8,414

Asset Quality Ratios:
Allowance to Nonperforming Loans	200.70%	232.23%	174.09%	177.30%	198.16%
Allowance to Period-End Loans	1.00%	1.02%	1.03%	1.05%	1.09%
Provision to Average Loans (Quarter) (1)	0.10%	0.12%	0.14%	0.02%	0.08%
Provision to Average Loans (YTD) (1)	0.10%	0.09%	0.08%	0.05%	0.08%
Net Charge-offs to Average Loans (Quarter) (1)	0.04%	0.05%	0.09%	0.03%	0.06%
Net Charge-offs to Average Loans (YTD) (1)	0.04%	0.06%	0.06%	0.05%	0.06%
Nonperforming Loans to Total Loans	0.50%	0.44%	0.59%	0.59%	0.55%
Nonperforming Assets to Total Assets	0.41%	0.36%	0.41%	0.39%	0.36%
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
In the first quarter of 2016, we made a $401 thousand provision for loan losses, compared to a provision of $275 thousand for the first quarter of 2015 and a provision of $465 thousand for the most recent prior quarter. A variety of factors and events during the most recent prior quarter (the last quarter of 2015) dictated the amount of the provision for the first quarter of 2016, including an increase in the level of loans outstanding during the prior quarter and the level of net charge-offs during that quarter quarter. Factors dictating an increase in the provision were offset, in part, by a decrease in our three-year average of historical loss factors for commercial loans and by a continued decline in the unallocated portion of the reserve. There was an increase of $1.2 million during the just-completed quarter in nonperforming loans which drove an increase in the quarterly provision of $260 thousand related to commercial real estate loans evaluated individually for impairment. See Note 3 to our unaudited interim consolidated financial statements for a discussion on how we classify our credit quality indicators as well as the balance in each category.

The ratio of the allowance for loan losses to total loans was 1.00% at March 31, 2016, a decrease of 2 basis points from the 1.02% ratio at December 31, 2015 and a decrease of 9 basis points from the 1.09% ratio at March 31, 2015.
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

# 44

Risk Elements
Our nonperforming assets at March 31, 2016 amounted to $10.1 million, an increase of $1.2 million, or 13.5%, from the December 31, 2015 total and an increase of $1.7 million, or 20.3%, from the year earlier total. The increase was primarily attributable to one commercial loan which was placed on nonaccrual status during the quarter. However, our recent ratios of nonperforming assets to total assets have remained significantly below the average ratios for our peer group. At December 31, 2015, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.35%, well below the 0.83% ratio of our peer group at December 31, 2015 (the latest date for which peer group information is available). At March 31, 2016 our ratio had risen to 0.41%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest
	3/31/2016	12/31/2015	3/31/2015
Commercial Loans	106	100	348
Commercial Real Estate Loans	—	—	24
Residential Real Estate Loans	1,502	1,763	1,956
Other Consumer Loans	4,020	6,188	3,741
Total Delinquent Loans	$5,628	$8,051	$6,069

At March 31, 2016, our loans in this category totaled $5.6 million, a decrease of $2.4 million, or 6.4%, from the $8.1 million of such loans at December 31, 2015. The March 31, 2016 total of non-current loans equaled 0.35% of loans then outstanding, whereas the year-end 2015 total equaled 0.52% of loans then outstanding. The decrease from December 31, 2015 is primarily attributable to a substantial decrease in delinquent automobile loans, which were at a seasonally elevated level at year-end 2015 but declined (improved) substantially in the just-completed quarter. Our automobile loan delinquencies, as a ratio to average loan balances outstanding, appeared to have stabilized to a more normal level by quarter-end.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to our unaudited interim consolidated financial statements. We consider all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at March 31, 2016 at $21.6 million was down slightly from the dollar amount of such loans at December 31, 2015, when the amount was $24.6 million.
The economy in our market area has been relatively strong in recent years, compared to the immediate post-crisis years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in our market area as well, and ultimately on our loan portfolio, particularly our commercial and commercial real estate portfolio.
As of March 31, 2016, we held for sale five residential real estate properties and two commercial properties in other real estate owned. We do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.
We do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES

Please see our discussion in our Form 10-K for December 31, 2015, under the heading "Regulatory Capital Standards" beginning on page 7, on the impact of the Dodd-Frank Act on regulatory capital standards for U.S. insured depository financial institutions., In essence, Dodd-Frank required the federal bank regulators to impose enhanced bank regulatory capital standards on banks and their bank holding companies, and in July 2013 the bank regulators adopted such enhanced standards, which first became effective for the Company on January 1, 2015.
Under the new rules, outstanding TRUPs that were issued by small- to medium-sized financial institutions such as Arrow before May 19, 2010, the grandfathering date for TRUPs under Dodd-Frank, will continue to qualify as tier 1 capital, up to a limit of 25% of total tier 1 capital (including, together with such TRUPs, any other grandfathered tier 1 capital components), until the TRUPs mature or are redeemed.
On January 1, 2015, we took the one-time election to exclude accumulated other comprehensive income (AOCI) from capital in the calculation of our regulatory capital ratios.
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

Risk-Based and Leverage Capital Standards: Under the current rules, our holding company and our subsidiary banks are currently subject to both risk-based capital guidelines and a leverage capital ratio test.
The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions, which generally results in a substantial discounting of low-risk or risk-free assets from their GAAP book values on the balance sheet; that is, a significant dollar amount of such assets "disappears" from the balance sheet in the risk-weighting process. The risk-based guidelines

# 45

establish three minimum ratios of regulatory capital to total risk-weighted assets, each of which defines regulatory "capital" to include a different set of capital elements.
(i) The first, most basic measure of regulatory capital for purposes of the risk-based capital ratios is "Common Equity Tier 1 Capital," or CET1, which includes only common equity items, such as common stock, related surplus and retained earnings. The current minimum ratio of Common Equity Tier 1 Capital to risk-adjusted assets equals (A) 4.50%, plus (B) the currently required portion of the new capital buffer (discussed below) of .6125%, for a total current minimum CET1 ratio of 5.1125%.
(ii) The second, somewhat less stringent measure of regulatory capital for purposes of the risk-based capital ratios is "Tier 1 Risk-Based Capital," which consists of Common Equity Tier 1 Capital, plus a limited amount of eligible permanent preferred stock and (for small- to medium-sized holding companies), a limited amount of grandfathered trust preferred securities (see the discussion below on Trust Preferred Securities under the heading "Capital Components; Stock Repurchases; Dividends"), minus intangible assets, net of associated deferred tax liabilities, and subject to certain other deductions. The current minimum ratio of Tier 1 Risk-Based Capital to risk-adjusted assets equals (A) 6.00%, plus (B) the currently required portion of the new capital buffer of .6125%, for a total current minimum Tier 1 Risk-Based Capital ratio of 6.6125%.
(iii) The third and most expansive measure of regulatory capital for purposes of the risk-based capital ratios is "Total Risk-Based Capital," which consists of Tier 1 Capital plus Tier 2 Capital, the latter comprising a limited amount of eligible subordinated debt, other eligible preferred stock, certain other qualifying capital instruments, and a limited amount of the allowance for loan losses, subject to deductions. The current minimum ratio of Total Risk-Based Capital to risk-adjusted assets equals (A) 8.00%, plus (B) the currently required portion of the new capital buffer of .6125%, for a total minimum current Total Risk-Based Capital ratio of 8.6125%.
The new capital buffer required under the enhanced regulatory capital rules is an additional layer of required regulatory capital for banks and bank holding companies (the so-called "Capital Conservation Buffer), which must consist in its entirety of Common Equity Tier 1 Capital. This new buffer, when fully phased in in 2019, will add 2.50% to each of the three minimum risk-based capital ratios discussed above. As of January 1, 2016, this buffer was one-fourth phased-in (i.e., 0.6125%), with the three remaining increments of 0.6125% each to be phased in on January 1 of each of the upcoming three years.
The other regulatory capital standard under the current rules is the leverage ratio. The leverage ratio is the ratio of Tier 1 capital (as defined under the leverage test) to total consolidated assets, without risk weighting (i.e, discounting) of assets, subject to deductions. The minimum leverage ratio under the current rules for banks and bank holding companies is 4.00%. Rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios.
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

# 46

Our Current Capital Ratios: The table below sets forth the regulatory capital ratios of our holding company and our two subsidiary banks, Glens Falls National and Saratoga National, under the current capital rules, as of March 31, 2016:

	Common	Tier 1	Total
	Equity	Risk-Based	Risk-Based	Tier 1
	Tier 1 Capital	Capital	Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Arrow Financial Corporation	12.84%	14.08%	15.09%	9.36%
Glens Falls National Bank & Trust Co.	13.90%	13.91%	14.91%	8.93%
Saratoga National Bank & Trust Co.	11.58%	11.58%	12.59%	9.03%

Current Regulatory Minimum (2016)	5.125	6.625	8.625	4.000
FDICIA's "Well-Capitalized" Standard (2016)	6.500	8.000	10.000	5.000
Final Regulatory Minimum (2019) (1)	7.000	8.500	10.500	4.000
(1) Including the fully phased-in capital conservation buffer

At March 31, 2016, our holding company and both banks exceeded the minimum capital ratios established under the current capital rules and each also qualified as "well-capitalized", the highest category, in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards.

Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $220.7 million at March 31, 2016, an increase of $6.7 million, or 3.1%, from December 31, 2015.  The most significant contributory factors to this increase in stockholders' equity were net income of $6.5 million and equity increases from our various stock-based compensation and dividend reinvestment plans of $0.7 million. These equity enhancing developments during the quarter were offset, in part, by cash dividends of $3.2 million and purchases of our own common stock of $0.5 million.  See the Consolidated Statement of Changes in Stockholders' Equity on page 6 of this report for all of the changes in stockholders' equity between December 31, 2015 and March 31, 2016.

Trust Preferred Securities: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's historical approach to regulatory capital, prior to the Dodd-Frank Act of 2010, TRUPs typically qualified as Tier 1 capital for all bank holding companies, of any size, but only in amounts of up to 25% of the institution's Tier 1 capital, net of goodwill less any associated deferred tax liability. As a result of the Dodd-Frank Act, this possible treatment of TRUPs as Tier 1 regulatory capital continues to apply, for small- and medium-sized banking organizations like ours, only with respect to TRUPs issued before May 19, 2010, the Dodd-Frank Act's grandfathering date for TRUPs (our TRUPs were grandfathered). Any trust preferred securities that might be issued by banking organizations like ours on or after the grandfathering date will not qualify under any circumstances as Tier 1 capital under the new bank regulatory capital guidelines. Thus, our currently outstanding TRUPs will continue to qualify as Tier 1 capital until their maturity or redemption (the two tranches of TRUPs mature in 2028 and 2029, respectively). No additional TRUPs issued by us in the future would qualify as regulatory capital.

Stock Repurchase Program: At its regular meeting in October 2015, the Board of Directors approved a new 12-month stock repurchase program (the "2016 program") authorizing the repurchase, at the discretion of senior management, during calendar year 2016 of up to $5 million of Arrow's common stock in open market or privately negotiated transactions. This program replaces a similar $5 million stock repurchase program which had been approved by the Board in October 2014 for calendar year 2015 (the "2015 program"). Under the 2016 program, management is authorized to effect stock repurchases from time-to-time, to the extent that it believes the Company's stock is reasonably priced and such repurchases are an appropriate use of available capital and in the best interests of stockholders. We did not make any repurchases under the 2016 program during the three-month period ended March 31, 2016 (stock "repurchases" resulting from stock-for-stock exercises of stock options do not count under the Company's stock repurchase programs). For more information on repurchases, see the table under Item 2 of Section II of this Report, entitled "Issuer Purchase of Equity Securities."

# 47

Dividends: Our common stock is traded on NasdaqGS® - AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On April 27, 2016, our Board of Directors declared a 2016 second quarter cash dividend of $.25 payable on June 15, 2016. Per share amounts in the following table have been restated for our September, 2015 2.0% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2015
First Quarter	$25.05	$26.99	$0.245
Second Quarter	$24.78	$27.45	0.245
Third Quarter	$26.06	$28.00	0.245
Fourth Quarter	$25.82	$29.24	0.250
2016
First Quarter	$24.54	$27.54	$0.250
Second Quarter			0.250
Third Quarter
Fourth Quarter (dividend payable December 15, 2015)

	Quarter Ended March 31,
	2016	2015
Cash Dividends Per Share	0.25	0.245
Diluted Earnings Per Share	0.50	0.45
Dividend Payout Ratio	50.00%	54.44%
Total Equity (in thousands)	220,703	$204,965
Shares Issued and Outstanding (in thousands)	12,972	12,880
Book Value Per Share	$17.01	$15.91
Intangible Assets (in thousands)	24,872	25,492
Tangible Book Value Per Share	$15.10	$13.93
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
Our primary sources of available liquidity are overnight borrowing of federal funds (i.e., investments in federal funds sold), available interest bearing balances at the Federal Reserve Bank, and cash flow from maturing investment securities and loans.  In addition, certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $388.2 million at March 31, 2016, a decrease of $14.1 million, or 3.5%, from the year-end 2015 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, short-term balances at the Federal Reserve Bank, and maturing or marketable investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit with correspondent banks and credit lines with the Federal Home Loan Bank of New York ("FHLBNY"). Our federal funds lines of credit are with two correspondent banks totaling $35 million, but we did not draw on these lines during 2015 or the first three months of 2016.
To support our borrowing capacity with the FHLBNY, we have pledged collateral, including mortgage-backed securities, residential mortgage loans and home equity loans. Our unused borrowing capacity at the FHLBNY was approximately $256.6 million at March 31, 2016, with approximately $155.0 million in encumbered collateral then outstanding. In addition we have identified brokered deposits as an appropriate off-balance sheet source of funding accessible in a relatively short time period. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At March 31, 2016, the amount available under this facility was approximately $330.6 million, with no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At March 31, 2016, our basic liquidity ratio, including our FHLB collateralized borrowing capacity, was 11.1% of total assets, which was $175 million in excess of our internally-set minimum target ratio of 4% of total assets.

# 48

RESULTS OF OPERATIONS
Three Months Ended March 31, 2016 Compared With
Three Months Ended March 31, 2015

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	3/31/2016	03/31/2015	Change	% Change
Net Income	$6,549	$5,855	$694	11.9%
Diluted Earnings Per Share	0.50	0.45	0.05	11.1
Return on Average Assets	1.07%	1.06%	0.01%	0.9
Return on Average Equity	12.07%	11.72%	0.35%	3.0

We reported net income of $6.5 million and diluted earnings per share (EPS) of $.50 for the first quarter of 2016, compared to net income of $5.9 million and diluted EPS of $.45 for the first quarter of 2015.
We experienced net gains of $54 thousand, net of tax, on the sale of securities in the 2015 quarter, and there were no securities sales in the first quarter of 2016.

    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	03/31/2016	03/31/2015	Change	% Change
Interest and Dividend Income	$19,745	$18,073	$1,672	9.3%
Interest Expense	1,263	1,086	177	16.3
Net Interest Income	18,482	16,987	1,495	8.8
Tax-Equivalent Adjustment	1,119	1,083	36	3.3
Average Earning Assets (1)	2,332,707	2,126,320	206,387	9.7
Average Interest-Bearing Liabilities	1,867,455	1,713,253	154,202	9.0

Yield on Earning Assets (1)	3.40%	3.45%	(0.05)%	(1.4)
Cost of Interest-Bearing Liabilities	0.27	0.26	0.01	3.8
Net Interest Spread	3.13	3.19	(0.06)	(1.9)
Net Interest Margin	3.19	3.24	(0.05)	(1.5)
(1) Includes Nonaccrual Loans
Between the first quarter of 2015 and the first quarter of 2016, our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased by 5 basis points, from 3.24% to 3.19%, representing a 1.5% decrease in our margin. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 32, and the tabular information and notes on pages 33 and 34, regarding our net interest margin and tax-equivalent net interest income, which are commonly used non-GAAP financial measures.) Among other things, this decrease in net interest margin reflected the offsetting impact of a slight decrease in average rates paid on all our interest-bearing liabilities and a slightly larger decrease in the average yield on our loan portfolio and other earning assets. Our persistent multi-year experience of margin compression may well continue in upcoming periods, and even if at some point rates do begin to move upward, it is possible that our liabilities initially may reprice upward more rapidly than our assets (which typically would have a negative effect on our margins, at least in the short run). Net interest income for the just completed quarter, on a taxable equivalent basis, increased by $1.5 million , or 8.8%, from the first quarter of 2015, as the decrease in our net interest margin between the periods was more than offset by the positive impact of a 9.7% increase in the level of our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 44, the provision for loan losses for the first quarter of 2016 was $401 thousand, compared to a provision of $275 thousand for the 2015 quarter.

# 49

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	03/31/2016	03/31/2015	Change	% Change
Income From Fiduciary Activities	1,931	1,933	$(2)	(0.1)%
Fees for Other Services to Customers	2,237	2,239	(2)	(0.1)
Insurance Commissions	2,208	2,139	69	3.2
Net (Loss) Gain on Securities Transactions	—	90	(90)	(100.0)
Net Gain on the Sale of Loans	180	132	48	36.4
Other Operating Income	319	323	(4)	(1.2)
Total Noninterest Income	$6,875	$6,856	$19	0.3

Total noninterest income in the just completed quarter of $6.88 million was virtually unchanged from total noninterest income of $6.86 million for the first quarter of 2015.
Increases between the two quarters in insurance commissions and net gains on the sale of loans were largely offset by a decrease in net gains on securities transactions, as there were no securities sales in the 2016 period. The 3.2% increase in insurance commissions was primarily attributable to an increase in the level of annual contingent commission income from certain insurance carriers received for 2016 as compared to 2015. Income from fiduciary activities was essentially unchanged between the two periods. This source of noninterest income typically tracks the dollar value of assets under administration, which actually decreased by 1.9% between the two period-ends. The negative impact on fiduciary income of this decrease in assets under administration was generally offset by the addition of new accounts.
Fees for other services to customers also remained essentially unchanged between the first quarter of 2015 and the first quarter of 2016. In addition to service charge income on deposits, this category also includes debit card interchange income, revenues related to the sale of mutual funds to our customers by third party providers, and servicing income on sold loans. Effective October 1, 2011 Visa announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange fee rules promulgated by the Federal Reserve under the Dodd-Frank Act. This reduced rate structure has had, and will continue to have, a slight but noticeable negative impact on our fee income. However, debit card usage by our customers continues to grow which in recent periods has generally offset the negative effect of reduced debit interchange rates. If this usage continues to grow, it will continue to offset the negative impact of reduced interchange fees. Generally, we do not believe that Visa's new limits on interchange fees resulting from Dodd-Frank will have a material adverse impact on our financial condition or results of operations in future periods. However, there is currently a lawsuit challenging the reduced post Dodd-Frank fee structure as still being too high. At the request of the Federal Reserve Bank, the court has permitted continuation of the current fee structure until the case is settled.
Other operating income in the first quarter of 2016 was also essentially unchanged from the first quarter of 2015 .
Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	03/31/2016	03/31/2015	Change	% Change
Salaries and Employee Benefits	8,122	7,692	$430	5.6%
Occupancy Expense of Premises, Net	1,341	1,357	(16)	(1.2)
Furniture and Equipment Expense	1,122	1,130	(8)	(0.7)
FDIC and FICO Assessments	313	280	33	11.8
Amortization	75	91	(16)	(17.6)
Other Operating Expense	3,397	3,405	(8)	(0.2)
Total Noninterest Expense	$14,370	$13,955	$415	3.0
Efficiency Ratio	56.37%	58.37%	(2.00)%	(3.4)

Noninterest expense for the first quarter of 2016 was $14.4 million, an increase of $415 thousand, or 3.0%, from the expense for the first quarter of 2015. This increase on a year-over-year basis represents less than half the growth in average total loans and average total assets between the same two periods. This was reflect in our improving efficiency ratio, which was 56.37%, for the first quarter of 2016, down by 200 basis points (a positive development) from our ratio for the comparable 2015 quarter. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 32 of this Report under the heading “Use of Non-GAAP Financial Measures” and the related tabular information and notes on pages 33 and 34 of this Report. The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods have also compared favorably to the ratios of our peer group, even after adjusting for the definitional difference. For the year quarter ended December 31, 2015 (the

# 50

most recent reporting period for which peer group information is available), the peer group efficiency ratio was 68.59%, and our ratio was 58.42% (not adjusted).
Salaries and employee benefits expense increased 5.6% in the first quarter of 2016 over the 2015 quarter, reflecting the combined effect of an increase of 3.7% in salaries and an increase of 5.8% in benefits. The increase was limited in part by a decrease of 7 full-time equivalent employees. The increase in salary expenses reflected normal merit increases. . The increase in our benefit expenses was primarily attributable to higher pension, profit sharing and medical claims incurred under the company's minimum premium health insurance plan during the 2016 period.
Other operating expense was essentially unchanged between the two periods.
Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	03/31/2016	03/31/2015	Change	% Change
Provision for Income Taxes	2,918	2,675	$243	9.1%
Effective Tax Rate	30.8%	31.4%	(0.6)	(1.9)
The decrease in the effective tax rate in the first quarter of 2016 over the 2015 quarter, was primarily attributable to the fact that tax-exempt income represented a slightly larger percentage of our total income in the 2016 quarter than in the prior year quarter.

# 51

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to credit risk in our loan portfolio and liquidity risk, discussed on page 48 of this Report, we have market risk in our business activities. Market risk is the possibility that changes in future market rates (interest rates) or prices (fees for products and services) will make our position less valuable. The ongoing monitoring and management of market risk, principally interest rate risk, is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”). In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. As of the date of this Report, we are not using, and have not in recent periods used, derivatives, such as interest rate swaps, in our risk management process.
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
We occasionally need to make ad hoc adjustments to our model. During recent years, the Federal Reserve's targeted federal funds rate has remained within a range of 0 to .50%. The resulting abnormally low prevailing short-term rates have led us to revise our standard model for the decreasing interest rate simulation for short-term liabilities and assets. Thus, while we have applied our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, we have assumed, for purposes of modeling our short-term liabilities and assets bearing interest rates of less than 1.00%, a hypothetical downward shift of less that the rate they currently bear (i.e., less than 100 basis points) and in some cases have made no downward shift at all in the modeled interest rates if such rates only slightly exceed zero at the measurement date. We also assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending solely upon the contractual maturities of the particular assets and liabilities in question.
Applying the simulation model analysis as of March 31, 2016, a 200 basis point increase in all interest rates demonstrated a 2.42% decrease in net interest income over the ensuing 12 month period, and a 100 basis point decrease (adjusted) demonstrated a 1.21% decrease in net interest income, when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results in the event of actual rate changes.
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
In general, we expect that our interest-bearing liabilities, which are primarily deposit liabilities, many of them bearing a very low interest rate, may reprice more rapidly in a rising rate environment than our interest-earning assets, which would have a negative short-term impact on our net interest margin and net interest income, beyond that reported in the simulation analysis, above. However, many of our interest-earning assets also have relatively short maturities such that within a relatively few quarters after the first year period following a rise in rates, we would expect a corresponding positive impact from upward repricing of these interest-earning assets.

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

# 52

PART II - OTHER INFORMATION
Item 1.
Legal Proceedings
The Company, including its subsidiary banks, are currently the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of their business. On an ongoing basis, we are often the subject of, or a party to, various legal claims by other parties against us , by us against other parties, or involving us , which arise in the normal course of business. The various pending legal claims against us will not, in the opinion of management based upon consultation with counsel, result in any material liability.
Item 1.A.
Risk Factors
We believe that the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2015, continue to represent the most significant risks to our future results of operations and financial conditions, without modification or amendment. Please refer to such Risk Factors as listed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of the Company's equity securities by or on behalf of the Company during the just-completed quarter .

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its common stock during the quarter ended March 31, 2016:

First Quarter 2016 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
January	8,634	$26.75	—	$5,000,000
February	3,972	24.48	—	5,000,000
March	38,373	26.28	—	5,000,000
Total	50,979	26.22	—
1 The total number of shares of Common Stock purchased by the Company in each month in the quarter and the average price paid per share are listed in columns A and B, respectively. All shares identified in column A were either (i) shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) on behalf of participating shareholders, under the general supervision of the Board as administrator, or (ii) shares surrendered (or deemed surrendered) to Arrow by holders of Arrow stock options in connection with such holders' exercise of such options. Specifically, in the months indicated, the total number of shares identified in column A included shares purchased under the DRIP or in connection with stock option exercises, as follows: in January, DRIP -- 8,634 shares; in February, DRIP -- 3,972 shares; and in March, DRIP -- 18,268 shares and stock option exercises -- 20,105 shares.
2 No shares were repurchased by the Company during the first quarter under the publicly-announced 2016 Repurchase Program (i.e., the $5 million stock repurchase program authorized by the Board of Directors in October 2015 and effective January 1, 2016).
3 Represents the dollar amount of repurchase authority remaining at each month-end during the quarter under the 2016 Repurchase Program.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None
Item 5.
Other Information - None

# 53

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

# 54

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

May 10, 2016	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

May 10, 2016	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 55