Form 10-Q
period 2016-06-30
ARROW FINANCIAL CORP
filed 2016-08-09
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2016
Common Stock, par value $1.00 per share	13,028,892

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - Financial Information

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	June 30, 2016	December 31, 2015	June 30, 2015
ASSETS
Cash and Due From Banks	$46,139	$34,816	$31,438
Interest-Bearing Deposits at Banks	16,976	16,252	13,699
Investment Securities:
Available-for-Sale	362,929	402,309	391,817
Held-to-Maturity (Approximate Fair Value of $354,778 at June 30, 2016; $325,930 at December 31, 2015; and $328,361 at June 30, 2015)	343,814	320,611	324,116
Federal Home Loan Bank and Federal Reserve Bank Stock	9,961	8,839	6,470
Loans	1,672,490	1,573,952	1,479,670
Allowance for Loan Losses	(16,798)	(16,038)	(15,574)
Net Loans	1,655,692	1,557,914	1,464,096
Premises and Equipment, Net	26,775	27,440	28,570
Goodwill	21,873	21,873	22,003
Other Intangible Assets, Net	2,885	3,107	3,369
Other Assets	53,198	53,027	47,793
Total Assets	$2,540,242	$2,446,188	$2,333,371
LIABILITIES
Noninterest-Bearing Deposits	$368,378	$358,751	$325,046
NOW Accounts	900,974	887,317	904,893
Savings Deposits	600,513	594,538	547,706
Time Deposits of $100,000 or More	72,730	59,792	58,284
Other Time Deposits	129,790	130,025	136,555
Total Deposits	2,072,385	2,030,423	1,972,484
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	41,497	23,173	24,273
Federal Home Loan Bank Overnight Advances	102,000	82,000	29,500
Federal Home Loan Bank Term Advances	55,000	55,000	55,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Other Liabilities	23,987	21,621	25,167
Total Liabilities	2,314,869	2,232,217	2,126,424
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (17,420,776 Shares Issued at June 30, 2016 and December 31, 2015 and 17,079,376 at June 30, 2015)	17,421	17,421	17,079
Additional Paid-in Capital	252,511	250,680	240,243
Retained Earnings	38,852	32,139	35,303
Unallocated ESOP Shares (28,671 Shares at June 30, 2016; 55,275 Shares at December 31, 2015; and 58,606 Shares at June 30, 2015)	(850)	(1,100)	(1,200)
Accumulated Other Comprehensive Loss	(4,742)	(7,972)	(7,171)
Treasury Stock, at Cost (4,380,736 Shares at June 30, 2016; 4,426,072 Shares at December 31, 2015; and 4,397,740 Shares at June 30, 2015)	(77,819)	(77,197)	(77,307)
Total Stockholders’ Equity	225,373	213,971	206,947
Total Liabilities and Stockholders’ Equity	$2,540,242	$2,446,188	$2,333,371
See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$15,708	$13,939	$30,732	$27,589
Interest on Deposits at Banks	34	26	66	47
Interest and Dividends on Investment Securities:
Fully Taxable	2,018	2,013	4,105	3,957
Exempt from Federal Taxes	1,477	1,429	2,960	2,804
Total Interest and Dividend Income	19,237	17,407	37,863	34,397
INTEREST EXPENSE
NOW Accounts	311	338	621	668
Savings Deposits	224	182	446	349
Time Deposits of $100,000 or More	98	88	185	178
Other Time Deposits	164	185	333	387
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	10	5	15	10
Federal Home Loan Bank Advances	314	301	623	451
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	163	144	324	286
Total Interest Expense	1,284	1,243	2,547	2,329
NET INTEREST INCOME	17,953	16,164	35,316	32,068
Provision for Loan Losses	669	70	1,070	345
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,284	16,094	34,246	31,723
NONINTEREST INCOME
Income From Fiduciary Activities	2,000	2,051	3,931	3,984
Fees for Other Services to Customers	2,417	2,334	4,654	4,573
Insurance Commissions	2,133	2,367	4,341	4,506
Net Gain on Securities Transactions	144	16	144	106
Net Gain on Sales of Loans	159	120	338	252
Other Operating Income	341	556	662	879
Total Noninterest Income	7,194	7,444	14,070	14,300
NONINTEREST EXPENSE
Salaries and Employee Benefits	8,408	8,186	16,530	15,878
Occupancy Expenses, Net	2,335	2,344	4,798	4,831
FDIC Assessments	314	296	627	576
Other Operating Expense	3,827	3,557	7,300	7,053
Total Noninterest Expense	14,884	14,383	29,255	28,338
INCOME BEFORE PROVISION FOR INCOME TAXES	9,594	9,155	19,061	17,685
Provision for Income Taxes	2,947	2,850	5,865	5,525
NET INCOME	$6,647	$6,305	$13,196	$12,160
Average Shares Outstanding:
Basic	12,982	12,886	12,968	12,886
Diluted	13,038	12,922	13,014	12,923
Per Common Share:
Basic Earnings	$0.51	$0.49	$1.02	$0.94
Diluted Earnings	0.51	0.49	1.01	0.94

Share and Per Share Amounts have been restated for the September 28, 2015 2% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$6,647	$6,305	$13,196	$12,160
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding Gains Arising During the Period	682	(1,014)	3,119	(159)
Reclassification Adjustments for Securities Gains Included in Net Income	(88)	(10)	(88)	(65)
Amortization of Net Retirement Plan Actuarial Loss	102	118	203	235
Accretion of Net Retirement Plan Prior Service Credit	(2)	(9)	(4)	(16)
Other Comprehensive Income Gain (Loss)	694	(915)	3,230	(5)
Comprehensive Income	$7,341	$5,390	$16,426	$12,155

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2015	$17,421	$250,680	$32,139	$(1,100)	$(7,972)	$(77,197)	$213,971
Net Income	—	—	13,196	—	—	—	13,196
Other Comprehensive Income	—	—	—	—	3,230	—	3,230
Cash Dividends Paid, $.50 per Share	—	—	(6,483)	—	—	—	(6,483)
Stock Options Exercised, Net (59,711 Shares)	—	732	—	—	—	589	1,321
Shares Issued Under the Directors’ Stock Plan (3,522 Shares)	—	69	—	—	—	35	104
Shares Issued Under the Employee Stock Purchase Plan (9,433 Shares)	—	157	—	—	—	93	250
Shares Issued for Dividend Reinvestment Plans (31,275 Shares)	—	565	—	—	—	309	874
Stock-Based Compensation Expense	—	145	—	—	—	—	145
Tax Benefit from Exercise of Stock Options	—	46	—	—	—	—	46
Purchase of Treasury Stock (58,605 Shares)	—	—	—	—	—	(1,648)	(1,648)
Allocation of ESOP Stock (26,604 Shares)	—	117	—	250	—	—	367
Balance at June 30, 2016	$17,421	$252,511	$38,852	$(850)	$(4,742)	$(77,819)	$225,373

Balance at December 31, 2014	$17,079	$239,721	$29,458	$(1,450)	$(7,166)	$(76,716)	$200,926
Net Income	—	—	12,160	—	—	—	12,160
Other Comprehensive Income	—	—	—	—	(5)	—	(5)
Cash Dividends Paid, $.49 per Share [1]	—	—	(6,315)	—	—	—	(6,315)
Stock Options Exercised, Net (3,027 Shares)	—	40	—	—	—	30	70
Shares Issued Under the Directors’ Stock Plan (4,579 Shares)	—	73	—	—	—	45	118
Shares Issued Under the Employee Stock Purchase Plan (9,775 Shares)	—	153	—	—	—	96	249
Stock-Based Compensation Expense	—	157	—	—	—	—	157
Purchase of Treasury Stock (29,120 Shares)	—	—	—	—	—	(762)	(762)
Allocation of ESOP Stock (13,142 Shares)	—	99	—	250	—	—	349
Balance at June 30, 2015	$17,079	$240,243	$35,303	$(1,200)	$(7,171)	$(77,307)	$206,947

1 Cash dividends paid per share have been adjusted for the September 28, 2015 2.0% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
Cash Flows from Operating Activities:	2016	2015
Net Income	$13,196	$12,160
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	1,070	345
Depreciation and Amortization	3,114	3,266
Allocation of ESOP Stock	367	349
Gains on the Sale of Securities Available-for-Sale	(144)	(106)
Loans Originated and Held-for-Sale	(12,432)	(10,626)
Proceeds from the Sale of Loans Held-for-Sale	10,628	7,620
Net Gains on the Sale of Loans	(338)	(252)
Net Losses on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	47	112
Contributions to Retirement Benefit Plans	(370)	(416)
Deferred Income Tax (Benefit) Expense	(403)	297
Shares Issued Under the Directors’ Stock Plan	104	118
Stock-Based Compensation Expense	145	157
Net Increase in Other Assets	(2,719)	(1,777)
Net Increase in Other Liabilities	2,734	2,458
Net Cash Provided By Operating Activities	14,999	13,705
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	10,568	21,426
Proceeds from the Maturities and Calls of Securities Available-for-Sale	43,780	55,976
Purchases of Securities Available-for-Sale	(10,920)	(104,488)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	33,809	30,084
Purchases of Securities Held-to-Maturity	(57,572)	(52,815)
Net Increase in Loans	(97,100)	(64,241)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,438	820
Purchase of Premises and Equipment	(527)	(1,136)
Proceeds from the Sale of a Subsidiary, Net	48	—
Net Increase in Other Investments	(1,122)	(1,619)
Net Cash Used In By Investing Activities	(77,598)	(115,993)
Cash Flows from Financing Activities:
Net Increase in Deposits	41,962	69,536
Net Increase (Decrease) in Short-Term Borrowings	38,324	(36,148)
Federal Home Loan Bank Advances	—	74,500
Purchase of Treasury Stock	(1,648)	(762)
Stock Options Exercised, Net	1,321	70
Shares Issued Under the Employee Stock Purchase Plan	250	249
Tax Benefit from Exercise of Stock Options	46	—
Shares Issued for Dividend Reinvestment Plans	874	—
Cash Dividends Paid	(6,483)	(6,315)
Net Cash Provided By Financing Activities	74,646	101,130
Net Increase (Decrease) in Cash and Cash Equivalents	12,047	(1,158)
Cash and Cash Equivalents at Beginning of Period	51,068	46,295
Cash and Cash Equivalents at End of Period	$63,115	$45,137

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$2,545	$2,297
Income Taxes	6,241	4,860
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	394	756

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2016, December 31, 2015 and June 30, 2015; the results of operations for the three-month period ended June 30, 2016; the consolidated statements of comprehensive income for the three- and six-month periods ended June 30, 2016; the changes in stockholders' equity for the six-month periods ended June 30, 2016 and 2015; and the cash flows for the six-month periods ended June 30, 2016 and 2015. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current presentation. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2015, included in Arrow's 2015 Form 10-K.

New Accounting Standards Updates (ASU): During 2016, through the date of this report, the FASB issued 13 accounting standards updates. Some of the standards listed below did not have had an immediate impact on Arrow, but could in the future.
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
ASU 2016-13 "Financial Instruments - Credit Losses" will change the way we and other financial entities recognize losses on assets measured at amortized costs and change the method for recognizing credit losses on securities available-for-sale. Currently loan losses are recognized using an "incurred loss" methodology. Under ASU 2016-13, the methodology will change to a current expected loss over the life of the loan. Currently, credit losses on available-for-sale securities reduce the carrying value of the instrument and cannot be reversed. Under ASU 2016-13, the amount of the credit loss is carried as a valuation allowance and can be reversed. For Arrow, the standard is effective for the first quarter of 2020 and early adoption is allowed in 2019. The Company is currently evaluating the impact of the pending adoption of the ASU on its consolidated financial statements. The initial adjustment will not be reported in earnings, but as the cumulative effect of a change in accounting principle.

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at June 30, 2016, December 31, 2015 and June 30, 2015:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
June 30, 2016
Available-For-Sale Securities, at Amortized Cost	$155,859	$36,256	$157,926	$5,749	$1,120	$356,910
Available-For-Sale Securities, at Fair Value	157,990	36,425	161,728	5,555	1,231	362,929
Gross Unrealized Gains	2,131	169	3,806	6	111	6,223
Gross Unrealized Losses	—	—	4	200	—	204
Available-For-Sale Securities, Pledged as Collateral						267,912

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	20,424	10,368	3,248		34,040
From 1 - 5 Years	155,859	14,724	137,109	1,501		309,193
From 5 - 10 Years	—	548	10,449	—		10,997
Over 10 Years	—	560	—	1,000		1,560

# 8

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
Maturities of Debt Securities, at Fair Value:
Within One Year	$—	$20,459	$10,468	$3,251		$34,178
From 1 - 5 Years	157,990	14,858	140,293	1,504		314,645
From 5 - 10 Years	—	548	10,967	—		11,515
Over 10 Years	—	560	—	800		1,360

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$710	$—	$—	$710
12 Months or Longer	—	256	—	2,281	—	2,537
Total	$—	$256	$710	$2,281	$—	$3,247
Number of Securities in a Continuous Loss Position	—	1	2	3	—	6

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$4	$—	$—	$4
12 Months or Longer	—	—	—	200	—	200
Total	$—	$—	$4	$200	$—	$204

December 31, 2015
Available-For-Sale Securities, at Amortized Cost	$155,932	$52,306	$177,376	$14,544	$1,120	$401,278
Available-For-Sale Securities, at Fair Value	155,782	52,408	178,588	14,299	1,232	402,309
Gross Unrealized Gains	264	105	2,236	—	112	2,717
Gross Unrealized Losses	414	3	1,024	245	—	1,686
Available-For-Sale Securities, Pledged as Collateral						310,857

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$76,802	$4,289	$99,569	$3,616	$—	$184,276
12 Months or Longer	—	1,443	903	10,671	—	13,017
Total	$76,802	$5,732	$100,472	$14,287	$—	$197,293
Number of Securities in a Continuous Loss Position	21	19	30	19	—	89

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$413	$2	$1,023	$2	$—	$1,440
12 Months or Longer	1	1	1	243	—	246
Total	$414	$3	$1,024	$245	$—	$1,686

June 30, 2015
Available-For-Sale Securities, at Amortized Cost	$156,248	$59,230	$154,501	$16,910	$1,120	$388,009
Available-For-Sale Securities, at Fair Value	156,937	59,303	157,641	16,691	1,245	391,817
Gross Unrealized Gains	788	117	3,350	5	125	4,385
Gross Unrealized Losses	99	43	210	224	—	576
Available-For-Sale Securities, Pledged as Collateral						289,418

# 9

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	35,149	16,401	47,859	10,232	—	109,641
Total	$35,149	$16,401	$47,859	$10,232	$—	$109,641
Number of Securities in a Continuous Loss Position	10	71	1	14	—	96

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	99	43	210	224	—	576
Total	$99	$43	$210	$224	$—	$576

The following table is the schedule of Held-To-Maturity Securities at June 30, 2016, December 31, 2015 and June 30, 2015:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
June 30, 2016
Held-To-Maturity Securities, at Amortized Cost	$257,982	$84,832	$1,000	$343,814
Held-To-Maturity Securities, at Fair Value	265,983	87,795	1,000	354,778
Gross Unrealized Gains	8,002	2,963	—	10,965
Gross Unrealized Losses	1	—	—	1
Held-To-Maturity Securities, Pledged as Collateral				327,820

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$35,656	$—	$—	$35,656
From 1 - 5 Years	86,496	73,022	—	159,518
From 5 - 10 Years	131,644	11,810	—	143,454
Over 10 Years	4,186	—	1,000	5,186

Maturities of Debt Securities, at Fair Value:
Within One Year	$35,754	$—	$—	$35,754
From 1 - 5 Years	89,653	75,495	—	165,148
From 5 - 10 Years	136,186	12,300	—	148,486
Over 10 Years	4,390	—	1,000	5,390

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	659	—	—	659
Total	$659	$—	$—	$659
Number of Securities in a Continuous Loss Position	3	—	—	3

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	1	—	—	1
Total	$1	$—	$—	$1

# 10

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities

December 31, 2015
Held-To-Maturity Securities, at Amortized Cost	$226,053	$93,558	$1,000	$320,611
Held-To-Maturity Securities, at Fair Value	230,621	94,309	1,000	325,930
Gross Unrealized Gains	4,619	868	—	5,487
Gross Unrealized Losses	51	117	—	168
Held-To-Maturity Securities, Pledged as Collateral				299,767

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$2,302	$6,000	$—	$8,302
12 Months or Longer	11,764	4,154	—	15,918
Total	$14,066	$10,154	$—	$24,220
Number of Securities in a Continuous Loss Position	54	8	—	62

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$11	$93	$—	$104
12 Months or Longer	40	24	—	64
Total	$51	$117	$—	$168

June 30, 2015
Held-To-Maturity Securities, at Amortized Cost	$219,878	$103,238	$1,000	$324,116
Held-To-Maturity Securities, at Fair Value	223,031	104,330	1,000	328,361
Gross Unrealized Gains	3,737	1,201	—	4,938
Gross Unrealized Losses	583	109	—	692
Held-To-Maturity Securities, Pledged as Collateral				300,040

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	44,748	3,967	—	48,715
Total	$44,748	$3,967	$—	$48,715
Number of Securities in a Continuous Loss Position	157	1	—	158

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	583	109	—	692
Total	$583	$109	$—	$692

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table above because issuers may have the right to call or prepay obligations with, or without, prepayment penalties.

# 11

In the available-for-sale category at June 30, 2016, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $155.9 million and a fair value of $158.0 million. Mortgage-backed securities - residential consisted of U.S. Government Agency securities with an amortized cost of $10.3 million and a fair value of $10.4 million and government sponsored entity (GSE) securities with an amortized cost of $147.6 million and a fair value of $151.3 million. In the held-to-maturity category at June 30, 2016, mortgage-backed securities-residential consisted of U.S Government Agency securities with an amortized cost of $3.5 million and a fair value of $3.6 million and GSE securities with an amortized cost of $81.3 million and a fair value of $84.2 million.
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
In the available-for-sale category at June 30, 2015, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $156.2 million and a fair value of $156.9 million. Mortgage-backed securities - residential consisted of US Government Agency securities with an amortized cost of $30.8 million and a fair value of $31.7 million and GSE securities with an amortized cost of $123.7 million and a fair value of $126.0 million. In the held-to-maturity category at June 30, 2015, mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $28.8 million and a fair value of $29.0 million and GSE securities with an amortized cost of $74.5 million and a fair value of $75.4 million.
Securities in a continuous loss position, in the tables above for June 30, 2016, December 31, 2015 and June 30, 2015, do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated at least Aaa by Moody's or AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis reflects satisfactory credit worthiness of the municipalities.  Corporate and other debt securities continue to be rated above investment grade according to Moody's and Standard and Poor's. Subsequent to June 30, 2016, and through the date of filing this report, there were no securities downgraded below investment grade.
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

# 12

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of June 30, 2016, December 31, 2015 and June 30, 2015 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers an amortizing loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $2,440, $298 and $3,656 as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively, are included in the residential real estate balances for current loans.

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2016
Loans Past Due 30-59 Days	$61	$—	$3,362	$101	$3,524
Loans Past Due 60-89 Days	25	168	1,393	1,750	3,336
Loans Past Due 90 or more Days	194	938	283	1,780	3,195
Total Loans Past Due	280	1,106	5,038	3,631	10,055
Current Loans	106,371	416,506	503,500	636,058	1,662,435
Total Loans	$106,651	$417,612	$508,538	$639,689	$1,672,490

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$53	$403	$456
Nonaccrual Loans	$194	$3,525	$451	$2,535	$6,705

December 31, 2015
Loans Past Due 30-59 Days	$98	$—	$4,598	$955	$5,651
Loans Past Due 60-89 Days	186	—	1,647	1,370	3,203
Loans Past Due 90 or more Days	203	1,469	295	2,184	4,151
Total Loans Past Due	487	1,469	6,540	4,509	13,005
Current Loans	102,100	383,470	457,983	617,394	1,560,947
Total Loans	$102,587	$384,939	$464,523	$621,903	$1,573,952

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$187	$187
Nonaccrual Loans	$387	$2,401	$450	$3,195	$6,433

June 30, 2015
Loans Past Due 30-59 Days	$109	$—	$3,355	$265	$3,729
Loans Past Due 60-89 Days	86	—	1,116	1,062	2,264
Loans Past Due 90 or more Days	382	2,600	195	2,846	6,023
Total Loans Past Due	577	2,600	4,666	4,173	12,016
Current Loans	94,756	351,195	450,213	571,490	1,467,654
Total Loans	$95,333	$353,795	$454,879	$575,663	$1,479,670

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$883	$21	$666	$1,570
Nonaccrual Loans	$513	$1,777	$417	$4,224	$6,931

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

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
March 31, 2016	$1,437	$4,950	$5,912	$3,798	$190	$16,287
Charge-offs	(11)	—	(189)	—	—	(200)
Recoveries	2	—	40	—	—	42
Provision	(300)	866	(21)	228	(104)	669
June 30, 2016	$1,128	$5,816	$5,742	$4,026	$86	$16,798

March 31, 2015	$2,163	$3,833	$5,267	$3,629	$733	$15,625
Charge-offs	(16)	—	(147)	(2)	—	(165)
Recoveries	12	—	32	—	—	44
Provision	(344)	99	264	72	(21)	70
June 30, 2015	$1,815	$3,932	$5,416	$3,699	$712	$15,574

# 14

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2015	$1,827	$4,520	$5,554	$3,790	$347	$16,038
Charge-offs	(52)	—	(349)	(16)	—	(417)
Recoveries	15	—	92	—	—	107
Provision	(662)	1,296	445	252	(261)	1,070
June 30, 2016	$1,128	$5,816	$5,742	$4,026	$86	$16,798

December 31, 2014	$2,100	$4,128	$5,210	$3,369	$763	$15,570
Charge-offs	(32)	—	(332)	(92)	—	(456)
Recoveries	19	—	95	—	—	114
Provision	(272)	(196)	443	422	(51)	346
June 30, 2015	$1,815	$3,932	$5,416	$3,699	$712	$15,574

June 30, 2016
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$250	$—	$—	$—	$250
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,128	$5,566	$5,742	$4,026	$86	$16,548
Ending Loan Balance - Individually Evaluated for Impairment	$—	$3,542	$93	$640	$—	$4,275
Ending Loan Balance - Collectively Evaluated for Impairment	$106,651	$414,070	$508,445	$639,049	$—	$1,668,215

December 31, 2015				—
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,827	$4,520	$5,554	$3,790	$347	$16,038
Ending Loan Balance - Individually Evaluated for Impairment	$155	$2,372	$114	$645	$—	$3,286
Ending Loan Balance - Collectively Evaluated for Impairment	$102,432	$382,567	$464,409	$621,258	$—	$1,570,666

June 30, 2015
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$144	$—	$144
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,815	$3,932	$5,416	$3,555	$712	$15,430
Ending Loan Balance - Individually Evaluated for Impairment	$432	$1,491	$93	$2,291	$—	$4,307
Ending Loan Balance - Collectively Evaluated for Impairment	$94,901	$352,304	$454,786	$573,372	$—	$1,475,363

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

# 16

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at June 30, 2016, December 31, 2015 and June 30, 2015:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2016
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$96,703	$377,039			$473,742
Special Mention	1,290	10,429			11,719
Substandard	8,658	30,144			38,802
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$508,014	$636,751	$1,144,765
Nonperforming			524	2,938	3,462

December 31, 2015
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$93,607	$360,654			$454,261
Special Mention	1,070	4,901			5,971
Substandard	7,910	19,384			27,294
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$464,074	$618,521	$1,082,595
Nonperforming			449	3,382	3,831

June 30, 2015
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$85,451	$331,320			$416,771
Special Mention	1,224	4,583			5,807
Substandard	8,658	17,892			26,550
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$454,440	$570,772	$1,025,212
Nonperforming			439	4,891	5,330

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

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2016
Recorded Investment:
With No Related Allowance	$—	$1,850	$93	$640	$2,583
With a Related Allowance	—	1,692	—	—	1,692
Unpaid Principal Balance:
With No Related Allowance	—	1,850	93	640	2,583
With a Related Allowance	—	1,692	—	—	1,692

December 31, 2015
Recorded Investment:
With No Related Allowance	$155	$2,372	$114	$645	$3,286
With a Related Allowance	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	155	2,372	144	645	3,316
With a Related Allowance	—	—	—	—	—

June 30, 2015
Recorded Investment:
With No Related Allowance	$462	$1,491	$93	$1,697	$3,743
With a Related Allowance	—	—	—	594	594
Unpaid Principal Balance:
With No Related Allowance	462	1,491	93	1,697	$3,743
With a Related Allowance	—	—	—	594	594

For the Quarter Ended:
June 30, 2016
Average Recorded Balance:
With No Related Allowance	$—	$2,111	$106	$641	$2,858
With a Related Allowance	—	$1,698	—	$—	1,698
Interest Income Recognized:
With No Related Allowance	—	2	1	—	3
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

June 30, 2015
Average Recorded Balance:
With No Related Allowance	$461	$1,492	$100	$1,697	$3,750
With a Related Allowance	—	—	—	597	597
Interest Income Recognized:
With No Related Allowance	2	—	1	—	3
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

# 18

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Year-To-Date Period Ended:
June 30, 2016
Average Recorded Balance:
With No Related Allowance	$78	$2,111	$104	$643	$2,936
With a Related Allowance	—	846	—	—	846
Interest Income Recognized:
With No Related Allowance	—	11	2	—	13
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

June 30, 2015
Average Recorded Balance:
With No Related Allowance	$478	$1,492	$106	$1,688	$3,764
With a Related Allowance	—	—	—	577	577
Interest Income Recognized:
With No Related Allowance	4	—	2	1	7
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At June 30, 2016, December 31, 2015 and June 30, 2015, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated. All loans were modified under Arrow's own programs. The principal modification, for all the modifications in the table below, involved payment deferrals.

# 19

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
June 30, 2016
Number of Loans	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$8	$—	$8
Post-Modification Outstanding Recorded Investment	$—	$—	$8	$—	$8
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

June 30, 2015
Number of Loans	—	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$—
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

For the Year-To-Date Period Ended:
June 30, 2016
Number of Loans	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$8	$—	$8
Post-Modification Outstanding Recorded Investment	$—	$—	$8	$—	$8
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

June 30, 2015
Number of Loans	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$2	$—	$2
Post-Modification Outstanding Recorded Investment	$—	$—	$2	$—	$2
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

In general, loans requiring modification are restructured to accommodate the projected cashflows of the borrower. No loans modified during the preceding twelve months subsequently defaulted as of June 30, 2016.

Note 4.    GUARANTEES (In Thousands)

The following table presents the balance for standby letters of credit for the periods ended June 30, 2016, December 31, 2015 and June 30, 2015:

# 20

Loan Commitments and Letters of Credit
	June 30, 2016	December 31, 2015	June 30, 2015
Notional Amount:
Commitments to Extend Credit	$292,839	$278,623	$290,666
Standby Letters of Credit	3,137	3,065	3,213
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	24	2	24

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at June 30, 2016, December 31, 2015 and June 30, 2015 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit typically range from 1% to 3% of the notional amount.  Fees are collected upfront and are amortized over the life of the commitment. The fair values of Arrow's standby letters of credit at June 30, 2016, December 31, 2015 and June 30, 2015, in the table above, were the same as the carrying amounts.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 21

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three- and six-month periods ended June 30, 2016 and 2015:

Schedule of Comprehensive Income
	Three Months Ended June 30,			Six Months Ended June 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2016
Net Unrealized Securities Holding Gains Arising During the Period	$1,123	$(441)	$682	$5,132	$(2,013)	$3,119
Reclassification Adjustment for Securities Gains Included in Net Income	(144)	56	(88)	(144)	56	(88)
Amortization of Net Retirement Plan Actuarial Loss	168	(66)	102	334	(131)	203
Accretion of Net Retirement Plan Prior Service Credit	(4)	2	(2)	(7)	3	(4)
Other Comprehensive Income	$1,143	$(449)	$694	$5,315	$(2,085)	$3,230

2015
Net Unrealized Securities Holding Gains Arising During the Period	$(1,668)	$654	$(1,014)	$(261)	$102	$(159)
Reclassification Adjustment for Securities Losses Included in Net Income	(16)	6	(10)	(106)	41	(65)
Amortization of Net Retirement Plan Actuarial Loss	194	(76)	118	387	(152)	235
Accretion of Net Retirement Plan Prior Service Credit	(15)	6	(9)	(28)	12	(16)
Other Comprehensive Income	$(1,505)	$590	$(915)	$(8)	$3	$(5)

# 22

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Quarter-To-Date periods ended:

March 31, 2016	$3,066	$(7,792)	$(710)	$(5,436)
Other comprehensive income or loss before reclassifications	682	—	—	682
Amounts reclassified from accumulated other comprehensive income	(88)	102	(2)	12
Net current-period other comprehensive income	594	102	(2)	694
June 30, 2016	$3,660	$(7,690)	$(712)	$(4,742)

March 31, 2015	$3,339	$(9,138)	$(457)	$(6,256)
Other comprehensive income or loss before reclassifications	(1,014)	—	—	(1,014)
Amounts reclassified from accumulated other comprehensive income	(10)	118	(9)	99
Net current-period other comprehensive income	(1,024)	118	(9)	(915)
June 30, 2015	$2,315	$(9,020)	$(466)	$(7,171)

For the Year-To-Date periods ended:

December 31, 2015	$629	$(7,893)	$(708)	$(7,972)
Other comprehensive income or loss before reclassifications	3,119	—	—	3,119
Amounts reclassified from accumulated other comprehensive income	(88)	203	(4)	111
Net current-period other comprehensive income	3,031	203	(4)	3,230
June 30, 2016	$3,660	$(7,690)	$(712)	$(4,742)

December 31, 2014	$2,539	$(9,255)	$(450)	$(7,166)
Other comprehensive income or loss before reclassifications	(159)	—	—	(159)
Amounts reclassified from accumulated other comprehensive income	(65)	235	(16)	154
Net current-period other comprehensive income	(224)	235	(16)	(5)
June 30, 2015	$2,315	$(9,020)	$(466)	$(7,171)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 23

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

June 30, 2016
Unrealized gains and losses on available-for-sale securities	$144		Gain on Securities Transactions
	144		Total before Tax
	(56)		Provision for Income Taxes
	$88		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	4	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(168)	(2)	Salaries and Employee Benefits
	(164)		Total before Tax
	64		Provision for Income Taxes
	$(100)		Net of Tax

Total reclassifications for the period	$(12)		Net of Tax

June 30, 2015
Unrealized gains and losses on available-for-sale securities	$16		Gain on Securities Transactions
	16		Total before Tax
	(6)		Provision for Income Taxes
	$10		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$15	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(194)	(2)	Salaries and Employee Benefits
	(179)		Total before Tax
	70		Provision for Income Taxes
	$(109)		Net of Tax

Total reclassifications for the period	$(99)		Net of Tax

# 24

Reclassifications Out of Accumulated Other Comprehensive Income (1)

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

June 30, 2016
Unrealized gains and losses on available-for-sale securities	$144		Gain on Securities Transactions
	144		Total before Tax
	(56)		Provision for Income Taxes
	$88		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$7	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(334)	(2)	Salaries and Employee Benefits
	(327)		Total before Tax
	128		Provision for Income Taxes
	$(199)		Net of Tax

Total reclassifications for the period	$(111)		Net of Tax

June 30, 2015
Unrealized gains and losses on available-for-sale securities	$106		Gain on Securities Transactions
	106		Total before Tax
	(41)		Provision for Income Taxes
	$65		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	28	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(387)	(2)	Salaries and Employee Benefits
	(359)		Total before Tax
	141		Provision for Income Taxes
	$(218)		Net of Tax

Total reclassifications for the period	$(153)		Net of Tax

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
The following table presents a roll-forward of our stock option plans and grants issued during 2016:

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2016	409,482
Granted	55,000
Exercised	(59,711)
Forfeited	(10,445)
Outstanding at June 30, 2016	394,326
Exercisable at Period-End	266,309
Vested and Expected to Vest	128,017

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2016	$22.59
Granted	25.85
Exercised	22.12
Forfeited	24.69
Outstanding at June 30, 2016	23.06
Exercisable at Period-End	22.05
Vested and Expected to Vest	25.17

Grants Issued During 2016 - Weighted Average Information:
Fair Value	5.77
Fair Value Assumptions:
Dividend Yield	3.88%
Expected Volatility	32.95%
Risk Free Interest Rate	1.80%
Expected Lives (in years)	7.56

The following table presents information on the amounts expensed for the periods ended June 30, 2016 and 2015:

Share-Based Compensation Expense
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Share-Based Compensation Expense	$71	$75	$145	$157

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 26

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three- and six-month periods ended June 30, 2016 and 2015.

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended June 30, 2016:
Service Cost	$376	$8	$63
Interest Cost	424	48	15
Expected Return on Plan Assets	(828)	—	—
Amortization of Prior Service (Credit) Cost	(15)	14	(3)
Amortization of Net Loss	138	28	—
Net Periodic Benefit Cost	$95	$98	$75

Plan Contributions During the Period	$—	$112	$72

For the Three Months Ended June 30, 2015:
Service Cost	$353	$3	$43
Interest Cost	407	71	159
Expected Return on Plan Assets	(808)	—	—
Amortization of Prior Service (Credit) Cost	(21)	15	(8)
Amortization of Net Loss	139	30	24
Net Periodic Benefit Cost	$70	$119	$218

Plan Contributions During the Period	$—	$159	$78

Net Periodic Benefit Cost
For the Six Months Ended June 30, 2016:
Service Cost	$752	$16	$125
Interest Cost	844	106	96
Expected Return on Plan Assets	(1,656)	—	—
Amortization of Prior Service Cost (Credit)	(30)	29	(6)
Amortization of Net Loss	278	56	—
Net Periodic Benefit Cost	$188	$207	$215

Plan Contributions During the Period	$—	$219	$150

Estimated Future Contributions in the Current Fiscal Year	$—	$224	$144

For the Six Months Ended June 30, 2015:
Service Cost	$705	$5	$87
Interest Cost	802	121	217
Expected Return on Plan Assets	(1,615)	—	—
Amortization of Prior Service (Credit) Cost	(42)	29	(16)
Amortization of Net Loss	278	61	48
Net Periodic Benefit Cost	$128	$216	$336

Plan Contributions During the Period	$—	$274	$125

We were not required to make a contribution to our qualified pension plan in 2016, and currently, we do not expect to make additional contributions in 2016. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

# 27

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended June 30, 2016 and 2015.  All share and per share amounts have been adjusted for the September 2015 2% stock dividend.

Earnings Per Share
	Quarterly Period Ended:		Year-to-Date Period Ended:
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Earnings Per Share - Basic:
Net Income	$6,647	$6,305	$13,196	$12,160
Weighted Average Shares - Basic	12,982	12,886	12,968	12,886
Earnings Per Share - Basic	$0.51	$0.49	$1.02	$0.94

Earnings Per Share - Diluted:
Net Income	$6,647	$6,305	$13,196	$12,160
Weighted Average Shares - Basic	12,982	12,886	12,968	12,886
Dilutive Average Shares Attributable to Stock Options	56	36	46	37
Weighted Average Shares - Diluted	13,038	12,922	13,014	12,923
Earnings Per Share - Diluted	$0.51	$0.49	$1.01	$0.94
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	—	—	—	—

# 28

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2016, December 31, 2015 and June 30, 2015 were securities available-for-sale. Arrow held no securities or liabilities for trading on such dates.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
June 30, 2016
Securities Available-for Sale:
U.S. Agency Obligations	$157,990	$—	$157,990	$—
State and Municipal Obligations	36,425	—	36,425	—
Mortgage-Backed Securities - Residential	161,728	—	161,728	—
Corporate and Other Debt Securities	5,555	—	5,555	—
Mutual Funds and Equity Securities	1,231	—	1,231	—
Total Securities Available-for-Sale	$362,929	$—	$362,929	$—
December 31, 2015
Securities Available-for Sale:
U.S. Agency Obligations	$155,782	$—	$155,782	$—
State and Municipal Obligations	52,408	—	52,408	—
Mortgage-Backed Securities - Residential	178,588	—	178,588	—
Corporate and Other Debt Securities	14,299	—	14,299	—
Mutual Funds and Equity Securities	1,232	—	1,232	—
Total Securities Available-for Sale	$402,309	$—	$402,309	$—
June 30, 2015
Securities Available-for Sale:
U.S. Agency Obligations	$156,937	$—	$156,937	$—
State and Municipal Obligations	59,303	—	59,303	—
Mortgage-Backed Securities - Residential	157,641	—	157,641	—
Corporate and Other Debt Securities	16,691	—	16,691	—
Mutual Funds and Equity Securities	1,245	—	1,245	—
Total Securities Available-for Sale	$391,817	$—	$391,817	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
June 30, 2016
Collateral Dependent Impaired Loans	$1,692	$—	$—	$1,692	$(250)
Other Real Estate Owned and Repossessed Assets, Net	933	—	—	933	(732)
December 31, 2015
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	2,018	—	—	2,018	(687)
June 30, 2015
Collateral Dependent Impaired Loans	$308	$—	$—	$308	$(78)
Other Real Estate Owned and Repossessed Assets, Net	594	—	—	594	(144)

# 29

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans was based on third-party appraisals of the collateral. The fair value of other real estate owned was based on third-party appraisals. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at June 30, 2016, December 31, 2015 and June 30, 2015.

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

# 30

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2016
Cash and Cash Equivalents	$63,115	$63,115	$63,115	$—	$—
Securities Available-for-Sale	362,929	362,929	—	362,929	—
Securities Held-to-Maturity	343,814	354,778	—	354,778	—
Federal Home Loan Bank and Federal Reserve Bank Stock	9,961	9,961	9,961	—	—
Net Loans	1,655,692	1,664,713	—	—	1,664,713
Accrued Interest Receivable	6,383	6,383	6,383	—	—
Deposits	2,072,385	2,067,328	1,869,865	197,463	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	41,497	41,497	41,497	—	—
Federal Home Loan Bank Overnight Advances	102,000	102,000	102,000	—	—
Federal Home Loan Bank Term Advances	55,000	56,145	—	56,145	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	231	231	231	—	—

December 31, 2015
Cash and Cash Equivalents	$51,068	$51,068	$51,068	$—	$—
Securities Available-for-Sale	402,309	402,309	—	402,309	—
Securities Held-to-Maturity	320,611	325,930	—	325,930	—
Federal Home Loan Bank and Federal Reserve Bank Stock	8,839	8,839	8,839	—	—
Net Loans	1,557,914	1,557,511	—	—	1,557,511
Accrued Interest Receivable	6,360	6,360	6,360	—	—
Deposits	2,030,423	2,024,224	1,840,606	183,618	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	23,173	19,421	19,421	—	—
Federal Home Loan Bank Overnight Advances	82,000	82,000	82,000	—	—
Federal Home Loan Bank Term Advances	55,000	55,063	—	55,063	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	231	231	231	—	—

June 30, 2015
Cash and Cash Equivalents	$45,137	$45,137	$45,137	$—	$—
Securities Available-for-Sale	391,817	391,817	—	391,817	—
Securities Held-to-Maturity	324,116	328,361	—	328,361	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,470	6,470	6,470	—	—
Net Loans	1,464,096	1,469,427	—	—	1,469,427
Accrued Interest Receivable	6,007	6,007	6,007	—	—
Deposits	1,972,484	1,966,671	1,777,645	189,026	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	15,895	15,895	15,895	—	—
Federal Home Loan Bank Overnight Advances	29,500	29,500	29,500	—	—
Federal Home Loan Bank Term Advances	55,000	55,400	—	55,400	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	289	289	289	—	—

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

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of June 30, 2016 and 2015, the related consolidated statements of income, comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and related consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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
August 9, 2016

# 33

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2016
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

Our Peer Group - At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 343 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for March 31, 2016 (the most recent such Report currently available), and peer group data contained herein has been derived from such Report.
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

Examples of Forward-Looking Statements:
Topic	Page	Location
Future compliance with regulatory capital standards	43	1st paragraph under "Regulatory Capital and Increase in Stockholders' Equity"
VISA	44	"VISA Class B Common Stock"
Impact of market rate structure on net interest margin, loan yields and deposit rates	48-49	1st and 3rd paragraphs under "Quarterly Taxable Equivalent Yield on Loans"
	62	Last paragraph under "Quantitative and Qualitative Disclosures about Market Risk
Future level of residential real estate loans	47-48	2nd paragraph under "Residential Real Estate Loans"
Future level of indirect consumer loans	48	Last paragraph under "Consumer Loans"
Future level of commercial loans	48	3rd paragraph under "Commercial Loans,and Commercial Real Estate Loans"
Impact of changes in mortgage rates	50	Paragraph under "Investment Sales, Purchases and Maturities"
Provision for loan losses	51	1st paragraph in section
Future level of nonperforming assets	52	Last 3 paragraphs under "Risk Elements"
Liquidity	55	2nd paragraph under "LIQUIDITY"
Fees for other services to customers	57, 60	3rd paragraph under "Noninterest Income"
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

# 34

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
USE OF NON-GAAP FINANCIAL MEASURES
In May 2016, the SEC issued its interpretations of Regulation G. Regulation G, a rule adopted by the Securities and Exchange Commission (SEC), applies to certain SEC filings, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  The May 2016 interpretations primarily address three issues: 1) misleading financial measures; 2) per share non-GAAP liquidity measures; and 3) inappropriate adjustments for tax expenses.
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
In addition to regulatory capital measures, the Company uses in preparing its financial statements several additional non-GAAP financial measures that are commonly utilized by financial institutions but have not been specifically exempted by the SEC from Regulation G and may not be exempt. Some of the more significant non-GAAP measures generally included by the Company in its public filings with the SEC are identified and described below, with a brief explanation for the Company's usage of such measures if and when they are in fact included in filed reports. Some of these non-GAAP measures are included in this Report, including in the tables on pages 37 and 39 and the notes on pages 38 and 40. Where any such non-GAAP measure is used in this Report, and a comparable GAAP measure exists, the tabular presentation of the GAAP measure precedes presentation of the non-GAAP measure and a reconciliation of the non-GAAP measure to the GAAP measure is set forth in proximity to, or cross-referenced from, the non-GAAP measure.
Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, as well as narrative disclosures based on that tabular presentation, is often presented on a tax-equivalent basis, i.e., on a non-GAAP basis.  That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total to generate tax-equivalent net interest income.  This adjustment is considered helpful in comparing one financial institution's net interest income to that of another institution or in analyzing any institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt securities, and that even a single institution may significantly alter over time the proportion of its own portfolio that is invested in tax-exempt obligations.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions (and included in Selected Financial Information tables), i.e., net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of calculating this measure, financial institutions that present net interest income on a tax-equivalent basis typically use that same measure, a non-GAAP measure, in calculating their net interest margin (which also becomes a non-GAAP measure, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution’s performance over time. We follow these practices.
The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  It is not a GAAP measure and no reasonably comparable GAAP measure exists. The efficiency ratio (a financial measure as to which lower is better) typically is defined as the ratio of noninterest expense to net interest income and noninterest income.  Net interest income as utilized in calculating the efficiency ratio is typically the same as the net interest income presented in Selected Financial Information table discussed in the preceding paragraph, i.e., it is expressed on a tax-equivalent basis.  Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain recurring component elements of income and expense, such as intangible asset amortization (deducted from noninterest expense) and securities gains or losses (excluded from noninterest income).  We follow these practices.
Tangible Book Value per Share:  Tangible equity, a non-GAAP measure, is total stockholders’ equity less intangible assets. Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total stockholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets under GAAP include many items, but in our case, essentially represent goodwill.

# 35

Adjustments for Certain Items of Income or Expense:  When we believe the circumstances so warrant, we occasionally include in our presentation and discussion of our financial results, in addition to the required GAAP and GAAP-based disclosures (e.g., net income, earnings per share, return on average assets, return on average equity and other GAAP-based financial measures), comparative disclosures that adjust these GAAP financial measures by removing the impact of certain non recurring transactions or other material items of income or expense.  When we include such disclosures, it is because we believe that the resulting non-GAAP financial measures may improve an understanding of our results of operations by separating out items that have a disproportionate positive or negative impact on such results for the particular period in question, or where we believe the adjustment for certain items allows a better comparison from period-to-period in our results of operations with respect to our fundamental lines of business including the commercial banking business. We believe that our presentation of such non-GAAP financial measures from time-to-time may be useful to investors and the market in evaluating our performance. Any such information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP.

# 36

Arrow Financial Corporation Selected Quarterly Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
Net Income	$6,647	$6,549	$6,569	$5,933	$6,305
Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	88	—	14	—	10

Share and Per Share Data:(1)
Period End Shares Outstanding	12,998	12,972	12,939	12,905	12,875
Basic Average Shares Outstanding	12,982	12,954	12,918	12,888	12,886
Diluted Average Shares Outstanding	13,038	12,989	12,979	12,929	12,922
Basic Earnings Per Share	$0.51	$0.51	$0.51	$0.46	$0.49
Diluted Earnings Per Share	0.51	0.50	0.51	0.46	0.49
Cash Dividend Per Share	0.25	0.25	0.25	0.245	0.245

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	22,195	21,166	44,603	17,788	37,303
Investment Securities	701,526	716,523	716,947	711,830	701,329
Loans	1,649,401	1,595,018	1,556,234	1,502,620	1,456,534
Deposits	2,082,449	2,069,964	2,075,825	1,970,738	1,983,647
Other Borrowed Funds	165,853	143,274	127,471	148,887	99,994
Shareholders’ Equity	223,234	218,307	213,219	209,334	206,831
Total Assets	2,496,795	2,456,431	2,442,964	2,356,121	2,316,427
Return on Average Assets, annualized	1.07%	1.07%	1.07%	1.00%	1.09%
Return on Average Equity, annualized	11.98%	12.07%	12.22%	11.24%	12.23%
Return on Tangible Equity, annualized (2) (Non-GAAP)	13.47%	13.62%	13.86%	12.79%	13.94%
Average Earning Assets	2,373,122	2,332,707	2,317,784	2,232,238	2,195,166
Average Paying Liabilities	1,891,017	1,867,455	1,854,549	1,772,156	1,770,023
Interest Income, Tax-Equivalent (3) (Non-GAAP)	20,343	19,745	19,619	18,924	18,501
Interest Expense	1,284	1,263	1,231	1,253	1,243
Net Interest Income, Tax-Equivalent (3) (Non-GAAP)	19,059	18,482	18,388	17,671	17,258
Tax-Equivalent Adjustment (3) (Non-GAAP)	1,106	1,119	1,109	1,093	1,094
Net Interest Margin, annualized (3) (Non-GAAP)	3.23%	3.19%	3.15%	3.14%	3.15%

Efficiency Ratio Calculation: (4) (Non-GAAP)
Noninterest Expense	14,884	14,370	14,242	14,850	14,383
Less: Intangible Asset Amortization	74	75	78	79	80
Net Noninterest Expense	14,810	14,295	14,164	14,771	14,303
Net Interest Income, Tax-Equivalent (3) (Non-GAAP)	19,059	18,482	18,388	17,671	17,258
Noninterest Income	7,194	6,875	6,687	7,137	7,444
Less: Net Securities Gain	144	—	23	—	16
Net Gross Income	26,109	25,357	25,052	24,808	24,686
Efficiency Ratio (Non-GAAP)	56.72%	56.37%	56.54%	59.54%	57.94%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	225,373	220,703	213,971	211,142	206,947
Book Value per Share (1)	17.34	17.01	16.54	16.36	16.07
Goodwill and Other Intangible Assets, net	24,758	24,872	24,980	25,266	25,372
Tangible Book Value per Share (1,2) (Non-GAAP)	15.43	15.10	14.61	14.40	14.10

Capital Ratios:5
Tier 1 Leverage Ratio	9.37%	9.36%	9.25%	9.40%	9.41%
Common Equity Tier 1 Capital Ratio	12.74%	12.84%	12.82%	12.66%	12.92%
Tier 1 Risk-Based Capital Ratio	13.95%	14.08%	14.08%	13.93%	14.24%
Total Risk-Based Capital Ratio	14.96%	15.09%	15.09%	14.94%	15.28%

Assets Under Trust Administration and Investment Management	$1,250,770	$1,231,237	$1,232,890	$1,195,629	$1,246,849

# 37

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 28, 2015, 2% stock dividend.

2.
Tangible Book Value and Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 35.

		6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
	Total Stockholders' Equity (GAAP)	$225,373	$220,703	$213,971	$211,142	$206,947
	Less: Goodwill and Other Intangible assets, net	24,758	24,872	24,980	25,266	25,372
	Tangible Equity (Non-GAAP)	$200,615	$195,831	$188,991	$185,876	$181,575

	Period End Shares Outstanding	12,998	12,972	12,939	12,905	12,875
	Tangible Book Value per Share (Non-GAAP)	$15.43	$15.10	$14.61	$14.40	$14.10

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 35.

		6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
	Net Interest Income (GAAP)	$17,953	$17,363	$17,279	$16,578	$16,164
	Add: Tax-Equivalent adjustment (Non-GAAP)	1,106	1,119	1,109	1,093	1,094
	Net Interest Income - Tax Equivalent (Non-GAAP)	$19,059	$18,482	$18,388	$17,671	$17,258
	Average Earning Assets	$2,373,122	$2,332,707	$2,317,784	$2,232,238	$2,195,166
	Net Interest Margin (Non-GAAP)*	3.23%	3.19%	3.15%	3.14%	3.15%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. We believe the efficiency ratio provides investors with information that is useful in understanding our financial performance. We define our efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). See "Use of Non-GAAP Financial Measures" on page 35.

5.
For the recently-completed quarter, all of the regulatory capital ratios in the table above and the table below, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. The Common Equity Tier 1 (CET1) Ratio as of 6/30/2016 listed in the tables (i.e., 12.74%) not only exceeds not only the currently required minimum CET1 Ratio of 5.125%, but also exceeds the minimum CET1 Ratio that will be required when the Capital Conservation Buffer is fully phased-in, in 2019, of 7.00% (including the ultimate required Capital Conservation Buffer of 2.50%).

		6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
	Total Risk Weighted Assets	$1,662,381	$1,617,957	$1,590,129	$1,574,704	$1,515,416
	Common Equity Tier 1 Capital	211,801	207,777	203,848	199,377	195,800
	Common Equity Tier 1 Ratio	12.74%	12.84%	12.82%	12.66%	12.92%

     * Quarterly ratios have been annualized

# 38

Arrow Financial Corporation Selected Year-to-Date Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Six Months Ended	6/30/2016	6/30/2015
Net Income	$13,196	$12,160
Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	88	64

Share and Per Share Data:(1)
Period End Shares Outstanding	12,998	12,875
Basic Average Shares Outstanding	12,968	12,886
Diluted Average Shares Outstanding	13,014	12,923
Basic Earnings Per Share	$1.02	$0.94
Diluted Earnings Per Share	1.01	0.94
Cash Dividend Per Share	0.50	0.49

Selected Year-to-Date Average Balances:
Interest-Bearing Deposits at Banks	21,680	33,951
Investment Securities	709,025	687,617
Loans	1,622,210	1,439,365
Deposits	2,076,207	1,966,804
Other Borrowed Funds	154,564	84,599
Shareholders’ Equity	220,771	204,704
Total Assets	2,476,613	2,282,429
Return on Average Assets, annualized	1.07%	1.07%
Return on Average Equity, annualized	12.02%	11.98%
Return on Tangible Equity, annualized (2) (Non-GAAP)	13.55%	13.68%
Average Earning Assets	2,352,915	2,160,933
Average Paying Liabilities	1,879,237	1,741,794
Interest Income, Tax-Equivalent (3) (Non-GAAP)	40,088	36,574
Interest Expense	2,547	2,329
Net Interest Income, Tax-Equivalent (3) (Non-GAAP)	37,541	34,245
Tax-Equivalent Adjustment (3) (Non-GAAP)	2,225	2,177
Net Interest Margin, annualized (3) (Non-GAAP)	3.21%	3.20%

Efficiency Ratio Calculation: (4)
Noninterest Expense	29,255	28,338
Less: Intangible Asset Amortization	150	171
Net Noninterest Expense	29,105	28,167
Net Interest Income, Tax-Equivalent (3) (Non-GAAP)	37,541	34,245
Noninterest Income	14,070	14,300
Less: Net Securities Gain	144	106
Net Gross Income	51,467	48,439
Efficiency Ratio (Non-GAAP)	56.55%	58.15%

# 39

Arrow Financial Corporation
Selected Year-to-Date Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 28, 2015, 2% stock dividend.

2.
Tangible Book Value and Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 35.

		6/30/2016	6/30/2015
	Total Stockholders' Equity (GAAP)	$225,373	$206,947
	Less: Goodwill and Other Intangible assets, net	24,758	25,372
	Tangible Equity (Non-GAAP)	$200,615	$181,575

	Period End Shares Outstanding	12,998	12,875
	Tangible Book Value per Share (Non-GAAP)	$15.43	$14.10

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 35.

		6/30/2016	6/30/2015
	Net Interest Income (GAAP)	$35,316	$32,068
	Add: Tax-Equivalent adjustment (Non-GAAP)	2,225	2,177
	Net Interest Income - Tax Equivalent (Non-GAAP)	$37,541	$34,245
	Average Earning Assets	$2,352,915	$2,160,933
	Net Interest Margin (Non-GAAP)*	3.21%	3.20%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. We believe the efficiency ratio provides investors with information that is useful in understanding our financial performance. We define our efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). See "Use of Non-GAAP Financial Measures" on page 35.

* Year-to-date ratios have been annualized

# 40

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 35) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Quarter Ended June 30:	2016			2015
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$22,195	$34	0.62%	$37,303	$26	0.28%
Investment Securities:
Fully Taxable	428,611	2,023	1.90	431,787	2,017	1.87
Exempt from Federal Taxes	272,915	2,449	3.61	269,542	2,422	3.60
Loans	1,649,401	15,837	3.86	1,456,534	14,036	3.87
Total Earning Assets	2,373,122	20,343	3.45	2,195,166	18,501	3.38
Allowance for Loan Losses	(16,242)			(15,599)
Cash and Due From Banks	30,113			30,457
Other Assets	109,802			106,403
Total Assets	$2,496,795			$2,316,427
Deposits:
NOW Accounts	$928,904	311	0.13	$922,532	338	0.15
Savings Deposits	602,625	224	0.15	550,150	182	0.13
Time Deposits of $100,000 or More	63,117	98	0.62	59,569	88	0.59
Other Time Deposits	130,518	164	0.51	137,778	185	0.54
Total Interest-Bearing Deposits	1,725,164	797	0.19	1,670,029	793	0.19
Short-Term Borrowings	90,853	81	0.36	25,873	10	0.16
FHLBNY Term Advances and Other Long-Term Debt	75,000	406	2.18	74,121	440	2.38
Total Interest-Bearing Liabilities	1,891,017	1,284	0.27	1,770,023	1,243	0.28
Demand Deposits	357,285			313,618
Other Liabilities	25,259			25,955
Total Liabilities	2,273,561			2,109,596
Stockholders’ Equity	223,234			206,831
Total Liabilities and Stockholders’ Equity	$2,496,795			$2,316,427
Net Interest Income (Tax-equivalent Basis) (Non-GAAP)		19,059			17,258
Reversal of Tax Equivalent Adjustment		(1,106)	(0.19)%		(1,094)	(0.20)%
Net Interest Income		$17,953			$16,164
Net Interest Spread (Non-GAAP)			3.18%			3.10%
Net Interest Margin (Non-GAAP)			3.23%			3.15%

# 41

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 35) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Six-Month Period Ended June 30:	2016			2015
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$21,680	$66	0.61%	$33,951	$47	0.28%
Investment Securities:
Fully Taxable	437,328	4,113	1.89	419,792	3,965	1.90
Exempt from Federal Taxes	271,697	4,914	3.64	267,825	4,780	3.60
Loans	1,622,210	30,995	3.84	1,439,365	27,782	3.89
Total Earning Assets	2,352,915	40,088	3.43	2,160,933	36,574	3.41
Allowance for Loan Losses	(16,125)			(15,566)
Cash and Due From Banks	30,450			30,933
Other Assets	108,796			106,129
Total Assets	$2,476,613			$2,282,429
Deposits:
NOW Accounts	$929,401	621	0.13	$918,454	668	0.15
Savings Deposits	603,388	446	0.15	539,273	349	0.13
Time Deposits of $100,000 or More	61,601	185	0.60	59,967	178	0.60
Other Time Deposits	130,283	333	0.51	139,501	387	0.56
Total Interest-Bearing Deposits	1,724,673	1,585	0.18	1,657,195	1,582	0.19
Short-Term Borrowings	79,564	151	0.38	27,555	25	0.18
FHLBNY Term Advances and Other Long-Term Debt	75,000	811	2.17	57,044	722	2.55
Total Interest-Bearing Liabilities	1,879,237	2,547	0.27	1,741,794	2,329	0.27
Demand Deposits	351,534			309,609
Other Liabilities	25,071			26,322
Total Liabilities	2,255,842			2,077,725
Stockholders’ Equity	220,771			204,704
Total Liabilities and Stockholders’ Equity	$2,476,613			$2,282,429
Net Interest Income (Tax-equivalent Basis) (Non-GAAP)		37,541			34,245
Reversal of Tax Equivalent Adjustment		(2,225)	(0.19)%		(2,177)	(0.20)%
Net Interest Income		$35,316			$32,068
Net Interest Spread (Non-GAAP)			3.16%			3.14%
Net Interest Margin (Non-GAAP)			3.21%			3.20%

OVERVIEW
We reported net income for the second quarter of 2016 of $6.6 million, an increase of $342 thousand, or 5.4%, over our net income for the second quarter of 2015. Diluted earnings per share (EPS) for the quarter were $0.51, an increase of $0.02, or 4.1%, from the EPS of $0.49 reported for the second quarter of 2015. Return on average equity (ROE) for the second quarter of 2016 continued to be strong at 11.98%, although down from an ROE of 12.23% for the quarter ended June 30, 2015. Return on average assets (ROA) for the 2016 second quarter was 1.07%, a decrease from an ROA of 1.09% for the quarter ended June 30, 2015. The increase in net income between the respective periods was largely the result of a significant increase in net interest income, which itself was primarily attributable to an even greater increase in average earning assets, particularly in loans, between the periods. Tax-equivalent net interest income (a non-GAAP measure) increased between the two quarters by approximately 10.4%. Total loans increased between the respective period ends by $193 million, or 13.0%. Since the second quarter of 2015, we have expanded Saratoga National Bank deeper into the Capital District, with the opening of a branch location in Rensselaer County. Salaries and employee benefits expenses increased 2.7% in the second quarter of 2016 over the 2015 quarter, an increase that would have been greater had we not experienced a net decrease of 7 full-time equivalent employees between the periods. Total assets were $2.54 billion at June 30, 2016, which represented an increase of $94.1 million, or 3.8%, from the level at December 31, 2015, and an increase of $206.9 million, or 8.9%, from the June 30, 2015 level.
The changes in net income, net interest income and net interest margin between the three- and six-month periods are more fully described under the heading "RESULTS OF OPERATIONS," beginning on page 56.
Stockholders’ equity was $225.4 million at June 30, 2016, an increase of $11.4 million, or 5.3%, from the December 31, 2015 level of $214.0 million, and an increase of $18.4 million, or 8.9%, from the prior year level. The components of the change in stockholders’

# 42

equity since year-end 2015 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
Regulatory Capital and Increase in Stockholders' Equity: At June 30, 2016, we exceeded by a substantial amount all regulatory minimum capital requirements under the new capital rules at both the holding company and bank levels. At that date, both of our banks, as well as our holding company, continued to qualify as "well-capitalized" under the recently modified federal bank regulatory guidelines that became effective contemporaneously with the new capital rules in 2015. Because of our continued profitability and strong asset quality, our regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, and are well in excess of the currently required minimum levels, which, as a result of the Dodd-Frank Act, have increased and will continue to increase, as a percentage of assets, each year from 2015 to 2019.
At June 30, 2016, our tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) amounted to $15.43, an increase of $0.82, or 5.6%, from the December 31, 2015 level and an increase of $1.33, or 9.4%, from the level as of June 30, 2015. See the disclosure on page 35 related to our use of non-GAAP financial measures generally, and tangible book value, specifically. Our total stockholders' equity at June 30, 2016 was 8.9% higher than the year-earlier level, and our total book value per share was up by 7.9% over the year earlier level. In the past six months, total shareholders' equity increased 5.3% and our total book value per share increased by 4.8%. The increase in stockholders' equity over the first six months of 2016 principally reflected the following factors: (i) $13.2 million net income for the period and (ii) issuance of $1.1 million of common stock through our employee benefit and dividend reinvestment plans; reduced by (iii) cash dividends of $6.5 million; and (iv) repurchases of our own common stock in stock-for-stock option exercises of $1.6 million. As of June 30, 2016, our closing stock price was $30.29, representing a trading multiple of 1.96 to our tangible book value. As adjusted for a 2.0% stock dividend distributed September 28, 2015, the Company paid a quarterly cash dividend of $0.245 per share for each of the first three quarters of 2015, and a cash dividend of $0.25 per share for the last quarter of 2015 and the first two quarters of 2016.

Loan Quality: Our net charge-offs for the second quarter of 2016 were $158 thousand as compared to $121 thousand for the comparable 2015 quarter. Our ratio of net charge-offs to average loans (annualized) was 0.04% for the second quarter of 2016 compared to 0.03% for the second quarter of 2015. Our peer group's weighted average ratio of net charge-offs to average loans was 0.08% for the period ended March 31, 2016. See page 34 for a discussion of our peer group. At June 30, 2016, our allowance for loan losses was $16.8 million representing 1.00% of total loans, down 2 basis points from the December 31, 2015 ratio. We believe this allowance is appropriate and reflects the continuing strong credit quality in the loan portfolio.
Nonperforming loans were $7.3 million at June 30, 2016, representing 0.43% of period-end loans, a decrease of 16 basis points from our year-earlier ratio. By way of comparison, the weighted average ratio for our peer group was 0.85% at March 31, 2016, considerably better (lower) than the peer group's ratios at earlier year-ends but still considerably higher than ours on such date. Our ratio has remained quite low and stable from 2008 through the date of this Report.

Loan Growth: During the first six months of 2016, we experienced increases in outstanding balances in each of the largest segments of our loan portfolio, without any significant deterioration in our credit quality.

Commercial Loans: These loans comprised 6.4% of our loan portfolio at period-end, and the balance was up significantly (by 4.0%), over the year-end 2015 balance. The business sector in our service area, including small- and mid-sized business with headquarters in the area, continued to be in reasonably good financial condition at period-end, and some lines of business appear to be experiencing modest improvement.
Commercial Real Estate Loans: Commercial property values in our region remain stable, and did not show significant deterioration even in the worst phases of the financial crisis. We update the appraisals on our nonperforming and watched CRE loan properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal. These loans comprised 25.0% of our loan portfolio at period-end, and the balance was up significantly (by 8.5%), over the year-end 2015 balance.
Consumer Loans: These loans comprised 30.4% of our loan portfolio at period-end, and the balance also was up significantly (by 9.5%), over the year-end level. Consumer automobile loans at June 30, 2016, were $501 million, or 98.5%, of this portfolio. In the first six months of 2016, we did not experience any significant increase in our delinquency rate or in the percentage of nonperforming loans in this segment. Employment in our service area continues to expand modestly, and unemployment rates remain low, well off their post-crisis levels.
Residential Real Estate Loans: These loans, including home equity loans, made up 38.2% of our portfolio at period-end, and the balance was up, but only slightly (by 2.9%), over the year-end 2015 balance. The residential real estate market in our service area has been stable in recent periods. During the worst of the financial crisis, we did not experience a notable increase in our foreclosure or loss rates on our residential real estate loans, nor have we in ensuing periods, primarily due to the fact that we never have originated or participated in underwriting high-risk mortgage loans. During 2015 and 2016 refinances of our own loans represented about 15% of our total originations. If long-term rates, which fell significantly during the second quarter of 2016, remain at or below their period-end levels, we may experience another round of refinancings. We originated nearly all of the residential real estate loans currently held in our portfolio and apply conservative underwriting standards to our originations.

Liquidity and Access to Credit Markets: We did not experience any liquidity problems or special concerns during 2016, nor during the prior two years. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed (see our general liquidity discussion on page 55). In general, we principally rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (our main liability-based sources are overnight borrowing arrangements with our correspondent banks, an arrangement for

# 43

overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). We regularly perform a liquidity stress test and periodically test our contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.

Visa Class B Common Stock: Our banks, as former member banks of Visa, continue to bear some indirect contingent liability to various third parties who may have certain claims against Visa, including class action claims, to the extent that Visa's direct liabilities resulting from such claims ultimately may exceed the amounts held in a litigation escrow account set up by Visa several years ago to defray such liabilities, using funds which would otherwise have been owed by it to its member banks in redemption of their Class B Visa shares. In July 2012, Visa and MasterCard entered into a Memorandum of Understanding ("MOU") with a class of plaintiffs to settle certain covered antitrust claims against the two card companies involving merchant discounts. In December 2013, a federal judge gave final approval to the class settlement agreement in this litigation. The total cash settlement payment was set at approximately $6.05 billion, of which Visa’s share represented approximately $4.4 billion. Visa has paid its portion of this settlement from the litigation escrow account.  However, approximately one hundred merchants have filed a challenge to the settlement based on claims of attorney misconduct  causing some uncertainty with respect to the finalization of the settlement.  Previously, in the second quarter 2012, in light of the state of covered litigation at Visa at the time and the substantial dollar amount in the litigation escrow fund then remaining , we determined to reverse the entire amount of an earlier VISA litigation-related accrual, which was then $294 thousand pre-tax. This reversal reduced our other operating expenses for the year ending December 31, 2012. We believed then, and continue to believe, that the balance that Visa currently maintains in its litigation escrow account is sufficient to satisfy Visa's remaining direct liability to such claims, if any, without further resort to the contingent liability of the former Visa member banks. At June 30, 2016, the Company held 27,771 shares of Visa Class B common stock and we continue not to recognize any economic value for these shares.

Sale of Loomis & LaPann, Inc.: Effective October 30, 2015, the Company sold 100% of the stock of one of its wholly-owned subsidiary insurance agencies, Loomis & LaPann, Inc. (“Loomis”), to a local insurance agency headquartered in Glens Falls, NY. Historically, Loomis had sold sports insurance as well as property and casualty insurance, but prior to the sale of the Loomis stock, the Company transferred Loomis's property and casualty business to another of the Company’s wholly-owned subsidiary insurance agencies, such that the Loomis sports insurance business was the primary business line transferred to the buyer at closing.  The right to use the Loomis name was also transferred to the buyer.  The Loomis sports insurance business, while we owned it, was very specialized and the vast majority of the revenue was generated from customers located outside of our service area in New York State. Three Loomis employees who were principally involved in the sports insurance business remained with Loomis as part of the sale.  We will receive post-closing cash payments from 2016 to 2018.

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	June 30, 2016	December 31, 2015	June 30, 2015	From December	From June	From December	From June
Interest-Bearing Bank Balances	$16,976	$16,252	$13,699	$724	$3,277	4.5%	23.9%
Securities Available-for-Sale	362,929	402,309	391,817	(39,380)	(28,888)	(9.8)%	(7.4)%
Securities Held-to-Maturity	343,814	320,611	324,116	23,203	19,698	7.2%	6.1%
Loans (1)	1,672,490	1,573,952	1,479,670	98,538	192,820	6.3%	13.0%
Allowance for Loan Losses	16,798	16,038	15,574	760	1,224	4.7%	7.9%
Earning Assets (1)	2,406,170	2,321,963	2,215,772	84,207	190,398	3.6%	8.6%
Total Assets	$2,540,242	$2,446,188	$2,333,371	$94,054	$206,871	3.8%	8.9%
Demand Deposits	$368,378	$358,751	$325,046	$9,627	$43,332	2.7%	13.3%
NOW Accounts	900,974	887,317	904,893	13,657	(3,919)	1.5%	(0.4)%
Savings Deposits	600,513	594,538	547,706	5,975	52,807	1.0%	9.6%
Time Deposits of $100,000 or More	72,730	59,792	58,284	12,938	14,446	21.6%	24.8%
Other Time Deposits	129,790	130,025	136,555	(235)	(6,765)	(0.2)%	(5.0)%
Total Deposits	$2,072,385	$2,030,423	$1,972,484	$41,962	$99,901	2.1%	5.1%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$41,497	$23,173	$24,273	$18,324	$17,224	79.1%	71.0%
FHLB Advances - Overnight	102,000	82,000	29,500	20,000	72,500	24.4%	245.8%
FHLB Advances - Term	55,000	55,000	55,000	—	—	—%	—%
Stockholders' Equity	225,373	213,971	206,947	11,402	18,426	5.3%	8.9%
(1) Includes Nonaccrual Loans

# 44

Municipal Deposits: Fluctuations in balances of our NOW accounts are largely the result of municipal deposit seasonality factors. Over the past twelve months, municipal deposits on average have ranged from 29% to 35% of our total deposits. As of June 30, 2016, municipal deposits represented 29.6% of total deposits. Municipal deposits normally are invested in NOW accounts and time deposits of short duration. Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.
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
The extended financial crisis had a significant negative impact on municipal tax revenues in many regions, and consequently on municipal funds available for deposit in banks such as ours. To date, this has not resulted in either a sustained decrease in municipal deposit levels at our banks, adjusted for seasonal fluctuations, or in municipal client pressure to pay higher than normal rates on such deposits (despite the continuing strong competition for municipal deposits). However, if in the future interest rates begin to rise significantly or the competition for municipal deposits otherwise becomes more intense, we may experience either or both of these adverse developments, i.e., a sustained decrease in municipal deposit levels and/or an elevation in the rates we pay on such deposits above our normal rates.
Changes in Sources of Funds: Our total deposits increased $42.0 million, or 2.1%, from December 31, 2015 to June 30, 2016. The increase was due to an increase of 1.1% in our municipal deposits during the period, but more importantly due to an increase of 6.9% in our consumer and business deposit balances. We continue to experience a general shift in balances from time deposits to savings and NOW accounts, a long-running trend matching the continuing decline in recent years in prevailing deposit rates and interest rates generally. At both June 30, 2016 and June 30, 2015, we borrowed overnight funds from the FHLB ($102 million and $29.5 million, respectively). While much of our significant loan growth was funded from an increase in deposits, we also used our borrowing capacity at the FHLB as a supplemental source of funds. At June 30, 2016, our term advances from the FHLB were $55.0 million, unchanged from both year-end 2015 and the prior year balances.
Changes in Earning Assets: Our loan portfolio at June 30, 2016, was $1.67 billion, up by $98.5 million, or 6.3%, from the December 31, 2015 level and up by $192.8 million, or 13.0%, from the June 30, 2015 level. We experienced the following trends in our four largest segments:

1.
Commercial loans. This segment of our portfolio increased by $4.1 million, or 4.0%, during the first six months of 2016, representing the impact of continued steady demand for such loans during the period.

2. Commercial real estate loans. This segment of our portfolio increased significantly, by $32.7 million, or 8.5%, during the first six months of 2016, representing the impact of continued strong loan demand offset in part by a few large payoffs during the period.

3.
Residential real estate loans. This segment increased slightly during the first six months of 2016, by $17.8 million, or 2.9%. The increase would have been greater, except for the fact that we elected to sell a substantial portion of our residential mortgage originations during the period to Freddie Mac. Demand for new mortgage loans remained strong throughout the period.

4.
Consumer loans (primarily automobile loans through indirect lending). As of June 30, 2016, these loans had increased by $44.0 million, or 9.5%, from the December 31, 2015 balance, reflecting a continuation of strong demand for new and used vehicles region-wide and an expansion of our dealer network for indirect lending.

Most of our incoming cash flows during the first six months of 2016 came from a combination of increased deposit balances (some of which were seasonal) and from overnight borrowings from the FHLB. We used these positive cash-flows principally to partially fund our loan growth during the period. Most of the cash flows from our investment securities portfolios was redeployed back into investment securities.

Deposit Trends
The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The principal change in deposit balances over the period was the steady drop-off in time deposits, including time deposits of $100,000 or more, versus the steady increase in lower and no-cost deposits, particularly demand deposits and savings deposits. If and to the extent that interest rates, and corresponding deposit rates, across all maturities, begin to increase in the future, we would expect this trend eventually to reverse itself, i.e., for higher rate time deposits to increase, proportionately, while lower rate demand and savings deposits decrease.

# 45

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
Demand Deposits	$357,285	$345,783	$348,748	$347,469	$313,618
NOW Accounts	928,904	929,898	953,609	871,839	922,532
Savings Deposits	602,625	604,151	582,140	556,144	550,150
Time Deposits of $100,000 or More	63,117	60,085	60,294	59,639	59,569
Other Time Deposits	130,518	130,047	131,035	135,647	137,778
Total Deposits	$2,082,449	$2,069,964	$2,075,826	$1,970,738	$1,983,647

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
Demand Deposits	17.2%	16.7%	16.8%	17.6%	15.8%
NOW Accounts	44.6%	44.9%	45.9%	44.2%	46.5%
Savings Deposits	28.9%	29.3%	28.1%	28.3%	27.7%
Time Deposits of $100,000 or More	3.0%	2.9%	2.9%	3.0%	3.0%
Other Time Deposits	6.3%	6.3%	6.3%	6.9%	6.9%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%
We typically experience little growth in average deposit balances in the first quarter of each calendar year. However, municipal balances tend to grow sharply at the very end of the first quarter primarily as a result of New York State distributing state aid to local municipalities. The seasonal nature of these municipal balances usually results in little net growth or a small contraction in the second quarter of the year (when municipal deposits normally drop off), and a return to growth late in the third and in the fourth quarters (when municipal deposits tend to increase, sometimes substantially, to and through year-end). This pattern has held true in recent periods. There was a slight increase in average deposit balances from the first quarter of 2016 to the second quarter of 2016, in both municipal and non-municipal deposits, and at June 30, 2016, period-end deposit balances were up slightly by $13.5 million, or 0.6%, over the March 31, 2016 balances]. decreased $42.7 million, or 2.0%, over the prior quarter-end balances.

Quarterly Cost of Deposits

	Quarter Ended
	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.13	0.13	0.13	0.13	0.15
Savings Deposits	0.15	0.15	0.14	0.13	0.13
Time Deposits of $100,000 or More	0.62	0.58	0.59	0.59	0.59
Other Time Deposits	0.51	0.52	0.53	0.52	0.54
Total Deposits	0.15	0.15	0.15	0.15	0.16

In keeping with industry trend lines, average rates paid by us on most deposits continued their steady multi-year decline over the five quarters ending June 30, 2016, except for time deposits of $100,000 or more, on which we offered some promotional rates in the second quarter of 2016, but which also constitute a relatively small percentage of our overall deposit base, i.e., 3.0%. Over the same period, our average yield on loans also continued its steady multi-year decline (see "Quarterly Taxable Equivalent Yield on Loans," page 48). We make no representations that this downward trend in average deposit rates (and average yields on loans) will persist in upcoming periods. At some point, prevailing interest rates in the economy, as well as average deposit (and loan) rates across our portfolios, are likely to level off and ultimately to move upward, although perhaps not significantly. It was widely anticipated in late 2015, following Federal Reserve's 25 basis point hike in the federal funds rate in December of that year, that the Fed would continue to effect additional small increases in short-term rates during 2016 and subsequent years. As of mid-year 2016, as a result of Brexit and assorted economic "headwinds" encountered by most of the advanced nations, those expectations of meaningful additional monetary tightening in the U.S. have been put on hold. Moreover, to the extent that further small increases by the Fed in short-term rates may ultimately take place, in the second half of 2016 or later, there also continues to be an expectation in financial markets that any such tightening may not have an equivalent impact on medium- or long-term rates until much later, if at all. Instead the yield curve may flatten, presenting significant challenges to the financial sector. At this date, we are unable to predict when or at what pace prevailing rates, particularly long-term rates, will begin to rise meaningfully on a sustained basis.

# 46

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
Occasionally in the past (most recently in 2004), we relied on the issuance of trust preferred securities (or TRUPs) to supplement our funding needs. As a result of the Dodd-Frank Act and its removal of Tier 1 regulatory capital treatment for future-issued TRUPs, we are not likely to issue any TRUPs in the future. However, consistent with a grandfathering provision in Dodd-Frank and the new capital rules issued by bank regulators pursuant thereto, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (i.e., TRUPs) listed on our consolidated balance sheet as of June 30, 2016, will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed, as is further discussed under “Capital Resources” beginning on page 52 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur, such as any adverse change in tax laws that might deny the Company the ability to deduct interest paid on these obligations for federal income tax purposes.
Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type. Over the last five quarters, the average balances for all of these categories of our loan types have steadily and significantly increased, except for "Other Consumer Loans" (i.e., non-automobile consumer loans), which represent only a very small portion (1.6%) of the total portfolio.
Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
Commercial and Commercial Real Estate	$519,775	$502,392	$495,173	$466,370	$453,168
Residential Real Estate	462,253	451,330	438,987	421,448	400,190
Home Equity	131,513	130,227	128,085	123,543	120,323
Consumer Loans - Automobile	509,180	484,646	467,930	465,726	457,168
Other Consumer Loans (1)	26,680	26,423	26,059	25,533	25,685
Total Loans	$1,649,401	$1,595,018	$1,556,234	$1,502,620	$1,456,534

Percentage of Total Quarterly Average Loans

	Quarter Ended
	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
Commercial and Commercial Real Estate	31.5%	31.5%	31.8%	31.0%	31.1%
Residential Real Estate	28.0%	28.3%	28.2%	28.1%	27.5%
Home Equity	8.0%	8.2%	8.2%	8.2%	8.3%
Consumer Loans - Automobile	30.9%	30.4%	30.1%	31.0%	31.4%
Other Consumer Loans (1)	1.6%	1.6%	1.7%	1.7%	1.7%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
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

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising 38.2% of the entire portfolio at June 30, 2016), eclipsing both our commercial and commercial real estate loans, which represented 25.0% of the portfolio on that date, and our consumer loans (primarily automobile loans), which were 30.4% of the portfolio. Our gross originations for residential real estate loans (including refinancings of pre-existing mortgage loans) were

# 47

$71.6 million and $74.1 million for the first six months of 2016 and 2015, respectively. These origination totals exceeded the sum of repayments and prepayments in the respective quarters, but in each period we also sold a portion of these originations on or immediately after origination. In the first six months of 2016, we sold $10.4 million, or 16.7%, of our originations. In the first six months of 2015, we sold a smaller amount, $7.4 million, or 12.2%, of our originations. During 2014, we introduced additional competitive products for variable rate (adjustable) residential real estate and construction loans. None of these variable rate loans has been subprime loans. We have not sold any of these variable rate loans to the secondary market.
Even though short-term rates in U.S. financial markets fell very quickly at the onset of the 2008-2009 financial crisis and have continued to decline, to historically low levels, in the ensuing years, rates on conventional real estate mortgages have occasionally fluctuated, and for short periods have flattened out, in the past two years, in response to various monetary steps undertaken by the Federal Reserve to moderate growth in the supply of money after several years in which the Fed pursued highly expansionary measures, such as its so-called "quantitative easing" programs. Nevertheless, U.S. financial markets have yet to emerge from the historically unprecedented low-rate environment in which they have basically remained in recent years, particularly across longer maturities, including at historically low rates for newly originated residential real estate loans, which have descended once again very close to all-time lows at period end. As long as this condition continues, we likely will continue to sell a portion of our loan originations and, as a result, may even experience a decrease in our outstanding balances in this segment of our portfolio. Moreover, if our local economy suffers a major downturn or prevailing long-term interest rates increase to any meaningful degree, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Commercial Loans and Commercial Real Estate Loans: Over the last decade, we have experienced moderate and occasionally strong demand in these two segments of our loan portfolio. The combined loan balances have generally increased in dollar amount and have slightly increased as a percentage of the overall loan portfolio. For the first six months of 2016, combined commercial and commercial real estate loan originations continue to be strong, with an annualized growth rate of 15%.
Substantially all commercial and commercial real estate loans in our portfolio were extended to businesses or borrowers located in our regional market. Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY rates or U.S. Treasury indices. We have not experienced any significant weakening in the quality of our commercial loan portfolio in recent years.
It is entirely possible, for many of the reasons discussed in the preceding section on Residential Real Estate Loans, that we may experience a reduction in the demand for commercial and commercial real estate loans loans and/or a weakening in the quality of this segment of the portfolio in upcoming periods. Any significant increase in prevailing interest rates, particularly in medium-or long maturities, may have a negative impact on our origination of such loans, although as mentioned in preceding sections of this Report, we do not currently anticipate any such increases in the near future. Generally, the business sector, at least in our service area, appeared to be in reasonably good financial condition at period-end.

Consumer Loans (primarily automobile loans through indirect lending): At June 30, 2016, our automobile loans (primarily loans originated through dealerships located in upstate New York and Vermont) represented the third largest category of loans in our portfolio, and continued to be a significant component of our business comprising almost a third of our loan portfolio.
Our new automobile loan volume for the first six months of 2016 was strong, at $149.0 million, well above the $117.2 million originated in first six months of 2015. As a result, our consumer loan portfolio also grew in the first six months of 2016, by $44.0 million, or 9.5%, from our December 31, 2015 balance.
For credit quality purposes, we assign our potential automobile loan customers into one of four tiers, ranging from lower to higher quality in terms of anticipated credit risk. In recent periods a slightly higher ratio of our automobile loan originations have involved customers in the lower two tiers, i.e., somewhat higher credit risk. However, in the first six months of 2016, we experienced no significant increase in our net charge-offs on automobile loans, and our delinquency totals in this segment of our portfolio actually decreased during the first quarter of 2016 compared to both of the immediately preceding quarters and the comparable prior year quarter. Our lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this segment of our portfolio. If weakness in auto demand returns, however, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company lending affiliates continue to offer highly-subsidized loans. Of course, if the economy in our indirect loan service area should weaken significantly in upcoming periods, we would expect some negative impact on the quality of this segment of our portfolio as well as other segments.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
Commercial and Commercial Real Estate	4.44%	4.32%	4.37%	4.33%	4.41%
Residential Real Estate	4.22%	4.22%	4.21%	4.23%	4.31%
Home Equity	3.08%	3.05%	2.92%	2.94%	2.96%
Automobile	3.08%	3.07%	3.08%	3.09%	3.09%
Other Consumer Loans	5.10%	5.08%	5.16%	5.35%	5.23%
Total Loans	3.86%	3.82%	3.83%	3.82%	3.87%

The average yield in our total loan portfolio during the second quarter of 2016 declined by 1 basis point, or 0.3%, from the average yield during the second quarter of 2015, although it increased by 4 basis points (or 1.0%) over the average yield in the total portfolio during the immediately preceding quarter. It is too early to conclude that the increase in average yield between the first and second quarters of

# 48

2016 represents a turning point in the long-term trend of declining yields in the portfolio. This one quarter variance may not be sustainable if prevailing rates for medium to long maturities, which decreased at the end of the second quarter, should remain at their current historic lows, or if the yield curve should flatten once again, which appears to have begun in recent months. Moreover, even though the average cost of our deposits has remained essentially unchanged in recent periods, as downward repricing opportunities on retail deposits have become much more limited in the face of an assumed zero-rate floor on such deposits, we also did not experience any notable uptick in average deposit rates in the completed quarter, and any resulting upward pressure on loan rates still appears to be minimal.
Of course, to the extent that the long-term declining rate environment may at some point bottom out and rates may begin to move upward, across all maturities, we would expect to see matching increases in the average yield on our loan portfolio, likely accompanied by corresponding increases in our cost of deposits and other funds.
Regardless of the future direction or magnitude of changes in prevailing interest rates, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio will ultimately be impacted by such changes. However, the timing and degree of responsiveness, in loans generally and as between various categories of loans, will be influenced by a variety of other factors, including the extent of federal government participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and much of this cash flow reprices at current rates for credit, as new loans are generated at current yields. Thus, even if prevailing rates for newly-originated or variable rate loans may stabilize in upcoming periods, our average rate on our portfolio may continue to slowly decline for some period of time, as older credits in our portfolio bearing generally higher rates continue to mature and either roll over or are redeployed into lower priced loans.
Investment Portfolio Trends
The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2015 to June 30, 2016 (in thousands). The principal changes in our securities available-for-sale portfolio over the period were monthly principal paydowns of Mortgage-Backed Securities-Residential and, to a lesser degree, maturities of State and Municipal Obligations and Corporate and Other Debt Securities. The principal change in our held-to-maturity portfolio over the period was the purchase of State and Municipal Obligations in amounts exceeding the maturities of such securities, offset in part by monthly principal pay-downs of Mortgage-Backed Securities-Residential. The net reduction in the two portfolios on a combined basis reflected our determination in recent periods to emphasize loan growth, at the cost of investment portfolio growth, so as to maximize earning asset yields.

	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	6/30/2016	12/31/2015	Change	6/30/2016	12/31/2015	Change
Securities Available-for-Sale:
U.S. Agency Securities	$157,990	$155,782	$2,208	$2,131	$(150)	$2,281
State and Municipal Obligations	36,425	52,408	(15,983)	169	102	67
Mortgage-Backed Securities-Residential	161,728	178,588	(16,860)	3,802	1,212	2,590
Corporate and Other Debt Securities	5,555	14,299	(8,744)	(194)	(245)	51
Mutual Funds and Equity Securities	1,231	1,232	(1)	111	112	(1)
Total	$362,929	$402,309	$(39,380)	$6,019	$1,031	$4,988

Securities Held-to-Maturity:
State and Municipal Obligations	$265,983	$230,621	$35,362	$8,001	$4,568	$3,433
Mortgage-Backed Securities-Residential	87,795	94,309	(6,514)	2,963	751	2,212
Corporate and Other Debt Securities	1,000	1,000	—	—	—	—
Total	$354,778	$325,930	$28,848	$10,964	$5,319	$5,645

At June 30, 2016, we held no investment securities in either of our securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issuers of any sort.
As of both period-ends presented in the above table, all listed mortgage-backed securities were guaranteed by U.S. Government Agency or government sponsored enterprises (GSEs), such as Fannie Mae or Freddie Mac. Mortgage-backed securities provide to the investor monthly portions of principal and interest payments pursuant to the contractual obligations of the underlying mortgages. In the case of most CMOs, the principal and interest payments on the pooled mortgages are separated into two or more components (tranches), with each tranche having a separate estimated life, risk profile and yield. Our practice has been to purchase only those CMOs that are guaranteed by GSEs or other federal agencies and only those CMO tranches with shorter maturities and no more than moderate extension risk. Included in corporate and other debt securities are trust preferred securities issued by other financial institutions prior to May 19, 2010, the grandfathering date for TRUPs in Dodd Frank, that were highly rated at the time of purchase.

# 49

Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first six months of 2016.
Increase in Net Unrealized Securities Gains (Losses): Nearly all of the change in our net unrealized gains or losses during recent periods has been attributable to changes in the prevailing rates during the periods in question, that is, there has been little or no change in the credit-worthiness of the issuers.
Investment Sales, Purchases and Maturities
(In Thousands)

	Three Months Ended		Six Months Ended
Sales	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Available-For-Sale Portfolio:
Mortgage-Backed Securities-Residential	$—	$—	$—	$2,690
U.S. Agency Securities	4,793	18,618	4,793	18,618
Corporate Bonds and Other	5,631	—	5,631	12
Total	10,424	18,618	10,424	21,320
Net Gains on Securities Transactions	144	16	144	106
Proceeds on the Sales of Securities	$10,568	$18,634	$10,568	$21,426

Held-to-Maturity Portfolio:
State and Municipal Obligations	$—	$—	$—	$—
Net Gains on Securities Transactions	—	—	—	—
Proceeds on the Sales of Securities	$—	$—	$—	$—

Investment yields in the debt markets have experienced some volatility thus far in 2016. We regularly review our interest rate risk position along with our security holdings to evaluate if market opportunities arise where we can reposition certain securities available-for-sale to enhance portfolio performance. Such was the case for the securities sales in the table, above.
The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the six-month periods periods ended June 30, 2016 and 2015, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

	Three Months Ended		Six Months Ended
Purchases:	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$32,356	$—	$50,309
State and Municipal Obligations	10,920	—	10,920	—
Mortgage-Backed Securities-Residential	—	20,460	—	54,167
Other	—	—	—	12
Total Purchases	$10,920	$52,816	$10,920	$104,488

Maturities & Calls	$26,277	$32,967	$43,780	$55,976

	Three Months Ended		Six Months Ended
Purchases:	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Held-to-Maturity Portfolio
State and Municipal Obligations	$50,702	$—	$57,572	$—
Mortgage-Backed Securities-Residential	—	38,984	—	52,815
Total Purchases	$50,702	$38,984	$57,572	$52,815

Maturities & Calls	$24,596	$22,904	$33,809	$30,084

# 50

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
Loan Balances:
Period-End Loans	$1,672,490	$1,622,728	$1,573,952	$1,536,925	$1,479,670
Average Loans, Year-to-Date	1,622,210	1,595,018	1,484,766	1,460,681	1,439,365
Average Loans, Quarter-to-Date	1,649,401	1,595,018	1,556,234	1,502,620	1,456,534
Period-End Assets	2,540,242	2,478,871	2,446,188	2,419,551	2,333,371

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$16,038	$16,038	$15,570	$15,570	$15,570
Provision for Loan Losses, YTD	1,070	401	1,347	882	345
Loans Charged-off, YTD	417	217	1,106	835	455
Recoveries of Loans Previously Charged-off	107	65	227	157	114
Net Charge-offs, YTD	310	152	879	678	341
Allowance for Loan Losses, End of Period	$16,798	$16,287	$16,038	$15,774	$15,574

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$16,287	$16,038	$15,774	$15,574	$15,625
Provision for Loan Losses, QTD	669	401	465	537	70
Loans Charged-off, QTD	201	217	271	380	165
Recoveries of Loans Previously Charged-off	43	65	70	43	44
Net Charge-offs, QTD	158	152	201	337	121
Allowance for Loan Losses, End of Period	$16,798	$16,287	$16,038	$15,774	$15,574

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$6,705	$7,445	$6,433	$7,791	$6,931
Restructured	456	552	286	963	1,570
Loans Past Due 90 or More Days and Still Accruing Interest	111	118	187	307	283
Total Nonperforming Loans	7,272	8,115	6,906	9,061	8,784
Repossessed Assets	47	165	140	61	75
Other Real Estate Owned	885	1,846	1,878	841	234
Total Nonperforming Assets	$8,204	$10,126	$8,924	$9,963	$9,093

Asset Quality Ratios:
Allowance to Nonperforming Loans	231.00%	200.70%	232.23%	174.09%	177.30%
Allowance to Period-End Loans	1.00%	1.00%	1.02%	1.03%	1.05%
Provision to Average Loans (Quarter) (1)	0.16%	0.10%	0.12%	0.14%	0.02%
Provision to Average Loans (YTD) (1)	0.13%	0.10%	0.09%	0.08%	0.05%
Net Charge-offs to Average Loans (Quarter) (1)	0.04%	0.04%	0.05%	0.09%	0.03%
Net Charge-offs to Average Loans (YTD) (1)	0.04%	0.04%	0.06%	0.06%	0.05%
Nonperforming Loans to Total Loans	0.43%	0.50%	0.44%	0.59%	0.59%
Nonperforming Assets to Total Assets	0.32%	0.41%	0.36%	0.41%	0.39%
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
In the second quarter of 2016, we made a $669 thousand provision for loan losses, compared to a provision of $70 thousand for the second quarter of 2015 and a provision of $401 thousand for the most recent prior quarter. A variety of factors and events during the most recent quarter dictated the amount of the provision for the quarter, including an increase in the level of adversely rated commercial real estate loans, an increase in the level of total loans outstanding, the level of net charge-offs during the quarter and an increase in the factor for economic conditions (influenced to a large extent by the uncertainty created by "Brexit"). These factors dictating an increase in the provision were offset, in part, by the change in two qualitative factors: one relating to the volume and severity of past due, nonaccrual and problem loans and the other relating to the volume of commercial loans and also by a continued decline

# 51

in the unallocated portion of the reserve. See Note 3 to our unaudited interim consolidated financial statements for a discussion on how we classify our credit quality indicators as well as the balance in each category.
The ratio of the allowance for loan losses to total loans was 1.00% at June 30, 2016, a decrease of 2 basis points from the 1.02% ratio at December 31, 2015 and a decrease of 5 basis points from the 1.05% ratio at June 30, 2015.
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
Risk Elements
Our nonperforming assets at June 30, 2016 amounted to $8.2 million, a decrease of $0.7 million, or 8.1%, from the December 31, 2015 total and a decrease of $0.9 million, or 9.8%, from the year earlier total. The decrease was primarily attributable to one commercial loan which was fully paid-off during the quarter. Our recent ratios of nonperforming assets to total assets have remained significantly below the average ratios for our peer group. (See page 34 for a discussion of our peer group.) At March 31, 2016, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.40%, well below the 0.83% ratio of our peer group at such date (the latest date for which peer group information is available). At June 30, 2016 our ratio had actually fallen to 0.32%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	6/30/2016	12/31/2015	6/30/2015
Commercial Loans	87	100	126
Commercial Real Estate Loans	167	—	—
Residential Real Estate Loans	1,649	1,763	1,138
Other Consumer Loans	4,715	6,188	4,396
Total Delinquent Loans	$6,618	$8,051	$5,660

At June 30, 2016, our loans in this category totaled $6.6 million, a decrease of $1.4 million, or 17.8%, from the $8.1 million of such loans at December 31, 2015. The June 30, 2016 total of non-current loans equaled 0.40% of loans then outstanding, whereas the year-end 2015 total equaled 0.52% of loans then outstanding. The decrease from December 31, 2015 is primarily attributable to a substantial decrease in delinquent automobile loans, which were at a seasonally elevated level at year-end 2015 but declined (improved) substantially during the first quarter of 2016, to a more normal level, and continued to decline throughout the second quarter.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to our unaudited interim consolidated financial statements. We consider all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at June 30, 2016 was $35.1 million, up from the dollar amount of such loans at December 31, 2015, when the amount was $24.6 million, due primarily to the downgrade of three commercial borrowers. Although the risk rating on these loans has increased, at this time we expect to collect all payments of contractual interest and principal in full on these classified loans. These loans will continued to be closely monitored.
The economy in our market area has been relatively strong in recent years, compared to the immediate post-crisis years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in our market area as well, and ultimately on our loan portfolio, particularly our commercial and commercial real estate portfolio.
As of June 30, 2016, we held for sale three residential real estate properties and one commercial property in other real estate owned. We do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.
We do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES

Please see our discussion in our Form 10-K for December 31, 2015, under the heading "Regulatory Capital Standards" beginning on page 7, on the impact of the Dodd-Frank Act on regulatory capital standards for U.S. insured depository financial institutions. In essence, Dodd-Frank required the federal bank regulators to impose enhanced bank regulatory capital standards on banks and their bank holding companies, and in July 2013 the bank regulators adopted such enhanced standards, which first became effective for our holding company and our banks on January 1, 2015.
Under the new rules, outstanding TRUPs that were issued by small- to medium-sized financial institutions such as Arrow before May 19, 2010, the grandfathering date for TRUPs under Dodd-Frank, will continue to qualify as tier 1 capital, as before Dodd-Frank, up to a limit of 25% of total tier 1 capital (including, together with such TRUPs, any other grandfathered tier 1 capital components), until the TRUPs mature or are redeemed.
On January 1, 2015, we took the one-time election offered to community banking organization such as ours to exclude accumulated other comprehensive income (AOCI) from capital in the calculation of our regulatory capital ratios.

# 52

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

Risk-Based and Leverage Capital Standards: Under the current rules, our holding company and our subsidiary banks are currently subject to both risk-based capital guidelines and a leverage capital ratio test. Risk-Based Capital Ratios. The new risk-based guidelines (in effect, for us, since January 1, 2015) assign risk weightings to all assets and certain off-balance sheet items of financial institutions, which generally results in a substantial discounting of low-risk or risk-free assets from their GAAP book values on the balance sheet; that is, a significant dollar amount of such assets "disappears" from the balance sheet in the risk-weighting process.
The risk-based guidelines establish three minimum ratios of regulatory capital to total risk-weighted assets, each of which defines regulatory "capital" to include a different set of capital elements.
(i) CET1 Capital. The first, most basic measure of regulatory capital for purposes of the new risk-based capital guidelines is "Common Equity Tier 1 Capital," or CET1, which includes only common equity items, such as common stock, related surplus and retained earnings. The current minimum ratio of Common Equity Tier 1 Capital to risk-adjusted assets equals (A) 4.50%, plus (B) the currently required portion of the new capital buffer (discussed below), which portion during 2016 is .6125%, for a total current minimum CET1 ratio of 5.1125%.
(ii) Tier 1 Risk-Based Capital. The second, somewhat less stringent measure of regulatory capital for purposes of the risk-based capital guidelines is "Tier 1 Risk-Based Capital," which consists of Common Equity Tier 1 Capital, plus a limited amount of eligible permanent preferred stock and (for small- to medium-sized holding companies) a limited amount of grandfathered trust preferred securities (see the discussion below on Trust Preferred Securities under the heading "Capital Components; Stock Repurchases; Dividends"), minus intangible assets, net of associated deferred tax liabilities, and subject to certain other deductions. The current minimum ratio of Tier 1 Risk-Based Capital to risk-adjusted assets equals (A) 6.00%, plus (B) the currently required portion of the new capital buffer (.6125%), for a total current minimum Tier 1 Risk-Based Capital ratio of 6.6125%.
(iii) Total Risk-Based Capital. The third and most expansive measure of regulatory capital for purposes of the risk-based capital guidelines is "Total Risk-Based Capital," which consists of Tier 1 Capital plus Tier 2 Capital, the latter comprising a limited amount of eligible subordinated debt, other eligible preferred stock, certain other qualifying capital instruments, and a limited amount of the allowance for loan losses, subject to deductions. The current minimum ratio of Total Risk-Based Capital to risk-adjusted assets equals (A) 8.00%, plus (B) the currently required portion of the new capital buffer (.6125%), for a total minimum current Total Risk-Based Capital ratio of 8.6125%.
New Capital Buffer. The new capital buffer required under the enhanced regulatory capital rules is an additional layer of required regulatory capital for all banks and bank holding companies (the so-called "Capital Conservation Buffer), which must consist in its entirety of Common Equity Tier 1 Capital. This new buffer, when fully phased in in 2019, will add 2.50% to each of the three minimum risk-based capital ratios discussed above. As of January 1, 2016, this buffer was one-fourth phased-in (i.e., 0.6125%), with the three remaining increments of 0.6125% each to be phased in on January 1 of each of the upcoming three years.
Leverage Ratio. The other regulatory capital standard under the current rules is the leverage ratio. The leverage ratio is the ratio of Tier 1 capital (as defined under the leverage test) to total consolidated assets, without any risk weighting (i.e, discounting) of assets, subject to deductions. The minimum leverage ratio under the current rules for banks and bank holding companies is 4.00%. Rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios.
Regulatory Capital Classification Schemes for Financial Institutions. Federal banking law mandates that certain actions must be taken by banking regulators ("prompt corrective action") for financial institutions that are deemed undercapitalized as measured under any of these regulatory capital guidelines. Federal banking law establishes five categories of capitalization for financial institutions ranging from "well-capitalized” (the highest ranking) to "critically undercapitalized" (the lowest ranking), with any of the lowest three rankings denoting an "undercapitalized" institution. Essentially, federal banking law ties the ability of banking organizations to engage in certain types of non-banking financial activities and to utilize certain procedures to such organizations' continuing to qualify for one of the two highest-ranking of the five capitalization categories, i.e., as "well-capitalized" or "adequately capitalized."

# 53

Our Current Capital Ratios: The table below sets forth the regulatory capital ratios of our holding company and our two subsidiary banks, Glens Falls National and Saratoga National, under the current capital rules, as of June 30, 2016:

	Common	Tier 1	Total
	Equity	Risk-Based	Risk-Based	Tier 1
	Tier 1 Capital	Capital	Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Arrow Financial Corporation	12.74%	13.95%	14.96%	9.37%
Glens Falls National Bank & Trust Co.	13.62%	13.62%	14.65%	8.92%
Saratoga National Bank & Trust Co.	12.24%	12.24%	13.20%	9.14%

Current Regulatory Minimum (2016)	5.125%	6.625%	8.625%	4.000%
FDICIA's "Well-Capitalized" Standard (2016)	6.500%	8.000%	10.000%	5.000%
Final Regulatory Minimum (2019)	7.0%(1)	8.5%(1)	10.5%(1)	4.00%(1)
(1) Including the fully phased-in 2.50 % capital conservation buffer

At June 30, 2016, our holding company and both banks exceeded the minimum capital ratios established under the current capital rules and each also qualified as "well-capitalized", the highest category, in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $225.4 million at June 30, 2016, an increase of $11.4 million, or 5.3%, from December 31, 2015.  The most significant factors contributing to this increase were net income for the period of $13.2 million and increases in book equity from our various stock-based compensation and dividend reinvestment plans of $1.7 million. These equity enhancing developments during the quarter were offset, in part, by cash dividends of $6.5 million and purchases of our own common stock of $1.6 million.  See the Consolidated Statement of Changes in Stockholders' Equity on page 6 of this report for all of the changes in stockholders' equity between December 31, 2015 and June 30, 2016.

Trust Preferred Securities: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's historical approach to regulatory capital, as in effect prior to the Dodd-Frank Act of 2010, TRUPs typically qualified as Tier 1 capital for all bank holding companies, of any size, but only in amounts of up to 25% of the institution's Tier 1 capital, net of goodwill less any associated deferred tax liability. After the Dodd-Frank Act, this treatment of TRUPs as eligible for Tier 1 regulatory capital continues to apply, for small- and medium-sized banking organizations like ours, only with respect to TRUPs issued by such organizations before May 19, 2010, Dodd-Frank's grandfathering date for TRUPs. Thus, our outstanding TRUPs were grandfathered under Dodd-Frank, and will continue to qualify as Tier 1 capital until their maturity or redemption (the two tranches of TRUPs mature in 2028 and 2029, respectively). However, no additional TRUPs that we might issue in the future would qualify as regulatory capital.

Stock Repurchase Program: At its regular meeting in October 2015, the Board of Directors approved a new 12-month stock repurchase program (the "2016 program") authorizing the repurchase, at the discretion of senior management, during calendar year 2016 of up to $5 million of Arrow's common stock in open market or privately negotiated transactions. This program replaces a similar $5 million stock repurchase program which had been approved by the Board in October 2014 for calendar year 2015 (the "2015 program"). Under the 2016 program, management is authorized to effect stock repurchases from time-to-time, to the extent that it believes the Company's stock is reasonably priced and such repurchases are an appropriate use of available capital and in the best interests of stockholders. Repurchases under the 2016 program during the six-month period ended June 30, 2016 amounted to $494 thousand. Stock "repurchases" resulting from stock-for-stock exercises of compensatory stock options by Company employees or insiders and purchases of Company stock on behalf of participants in the Company's Dividend Reinvestment and Stock Purchase Plan do not count as stock purchases under the Company's annual stock repurchase programs. For more information on repurchases, see the table under Item 2 of Section II of this Report, entitled "Issuer Purchase of Equity Securities."

# 54

Dividends: Our common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past six quarters listed below represent actual sales transactions, as reported by NASDAQ. On July 27, 2016, our Board of Directors declared a 2016 third quarter cash dividend of $0.25 payable on September 15, 2016. Per share amounts in the following table have been restated for our September 2015 2.0% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2015
First Quarter	$25.05	$26.99	$0.245
Second Quarter	$24.78	$27.45	0.245
Third Quarter	$26.06	$28.00	0.245
Fourth Quarter	$25.82	$29.24	0.250
2016
First Quarter	$24.54	$27.54	$0.250
Second Quarter	$25.91	$30.40	$0.250
Third Quarter (dividend payable September 15, 2016)			$0.250

	Quarter Ended June 30,
	2016	2015
Cash Dividends Per Share	0.25	0.245
Diluted Earnings Per Share	0.51	0.49
Dividend Payout Ratio	49.02%	50.00%
Total Equity (in thousands)	225,373	$206,947
Shares Issued and Outstanding (in thousands)	12,998	12,875
Book Value Per Share	$17.34	$16.07
Intangible Assets (in thousands)	24,758	25,372
Tangible Book Value Per Share	$15.43	$14.10
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
Our primary sources of available liquidity are overnight borrowing of federal funds (i.e., investments in federal funds sold), available interest bearing balances at the Federal Reserve Bank, and cash flow from maturing investment securities and loans.  In addition, certain investment securities acquired by us are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $362.9 million at June 30, 2016, a decrease of $39.4 million, or 9.8%, from the year-end 2015 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, short-term balances at the Federal Reserve Bank, and maturing or marketable investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit with correspondent banks and credit lines with the Federal Home Loan Bank of New York ("FHLBNY"). Our federal funds lines of credit are with two correspondent banks totaling $35 million, but we did not draw on these lines during 2015 or the first six months of 2016.
To support our borrowing capacity with the FHLBNY, we have pledged certain assets of our bank subsidiaries as available collateral, including mortgage-backed securities, residential mortgage loans and home equity loans. Our unused borrowing capacity at the FHLBNY was approximately $228.2 million at June 30, 2016, with approximately $197.0 million in encumbered collateral then outstanding. In addition, we have identified brokered deposits as an appropriate off-balance sheet source of funding accessible in a relatively short time period. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At June 30, 2016, the amount available under this facility was approximately $348.8 million, with no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total assets, as well as to total short-term liabilities, in each case both with and without the inclusion of certain borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At June 30, 2016, our basic liquidity ratio, including our FHLB collateralized borrowing capacity, was 10.7% of total assets, which was $169 million in excess of our internally-set minimum target ratio of 4% of total assets.

# 55

RESULTS OF OPERATIONS
Three Months Ended June 30, 2016 Compared With
Three Months Ended June 30, 2015

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	6/30/2016	6/30/2015	Change	% Change
Net Income	$6,647	$6,305	$342	5.4%
Diluted Earnings Per Share	0.51	0.49	0.02	4.1
Return on Average Assets	1.07%	1.09%	(0.02)%	(1.8)
Return on Average Equity	11.98%	12.23%	(0.25)%	(2.0)

We reported net income of $6.6 million and diluted earnings per share (EPS) of $.51 for the second quarter of 2016, compared to net income of $6.3 million and diluted EPS of $.49 for the second quarter of 2015.
We experienced net gains of $88 thousand, net of tax, on the sale of securities in the second quarter of 2016, compared to net gains of $10 thousand on securities sales in the second quarter of 2015.

    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	6/30/2016	6/30/2015	Change	% Change
Interest and Dividend Income	$20,343	$18,501	$1,842	10.0%
Interest Expense	1,284	1,243	41	3.3%
Net Interest Income	19,059	17,258	1,801	10.4%
Tax-Equivalent Adjustment	1,106	1,094	12	1.1%
Average Earning Assets (1)	2,373,122	2,195,166	177,956	8.1%
Average Interest-Bearing Liabilities	1,891,017	1,770,023	120,994	6.8%

Yield on Earning Assets (1)	3.45%	3.38%	0.07%	2.1%
Cost of Interest-Bearing Liabilities	0.27	0.28	(0.01)%	(3.6)%
Net Interest Spread	3.18	3.10	0.08%	2.6%
Net Interest Margin	3.23	3.15	0.08%	2.5%
(1) Includes Nonaccrual Loans
Between the second quarter of 2015 and the second quarter of 2016, our net interest margin (which we define as our net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased by 8 basis points, from 3.15% to 3.23%, representing a 2.5% increase in our margin. Our net interest margin, as well as our tax-equivalent net income, from which the margin is derived, are non-GAAP financial measures. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 35, and the tabular information and notes on pages 37 through 40, regarding our reasons for using these non-GAAP measures and the reconciliation thereof to comparable GAAP measures.) The increase in our interest margin between the periods was due, in large part, to the recognition of a substantial amount of interest income on a large non-accrual commercial loan that was fully paid off in the second quarter of 2016. The increase in our margin was also impacted to a degree by the Fed's 25 basis point increase in short-term rates in December of 2015, which, in turn, resulted in an increase in yields on our overnight funds (held in interest-bearing balances at the Federal Reserve Bank of New York), as well as an increase in yields on short-term maturities in our investment securities portfolios, offset in part by an increase in the cost of funds for our overnight advances (from FHLBNY). Otherwise, the yields on our loan portfolio and the cost of funds for our other interest-bearing deposits and liabilities remained virtually unchanged from the second quarter of 2015. Net interest income for the just completed quarter, on a taxable equivalent basis, increased by $1.8 million , or 10.4%, from the second quarter of 2015, as the increase in our net interest margin between the periods was enhanced by the positive impact of a 8.1% increase in the level of our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 51, the provision for loan losses for the second quarter of 2016 was $669 thousand, compared to a provision of $70 thousand for the 2015 quarter.

# 56

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	6/30/2016	6/30/2015	Change	% Change
Income From Fiduciary Activities	$2,000	$2,051	$(51)	(2.5)%
Fees for Other Services to Customers	2,417	2,334	83	3.6
Insurance Commissions	2,133	2,367	(234)	(9.9)
Net Gain on Securities Transactions	144	16	128	800.0
Net Gain on the Sale of Loans	159	120	39	32.5
Other Operating Income	341	556	(215)	(38.7)
Total Noninterest Income	$7,194	$7,444	$(250)	(3.4)

Total noninterest income in the just completed quarter was $7.2 million, a decrease of $250 thousand, or 3.4%, from total noninterest income of $7.4 million for the second quarter of 2015.
Increases between the two quarters in fees for other services to customers, net securities gains and net gains on the sale of loans were more than offset by decreases in income from fiduciary activities, insurance commissions and other operating income. The decrease in income from fiduciary activities was primarily due to the volatility in the equities markets between the periods; average equity values in the just completed quarter were slightly below those in the comparable 2015 quarter, and fees from fiduciary accounts typically track the dollar value of account assets. This decline in fees from continuing fiduciary accounts was offset, in part, from a net increase in the number of accounts under administration between the two periods. The 9.9% decrease in insurance commissions was primarily attributable to the absence of income during the 2016 period related to the line of insurance agency business (youth sports activities) that we sold to a third party in October 2015. The decrease in other operating income between the periods was primarily due to the fact that we recognized significant income in the 2015 quarter from our investment in regional business incubation enterprises (limited partnerships), income not recognized by us in the 2016 quarter.
Fees for other services to customers increased $83 thousand, or 3.6% between the second quarter of 2015 and the second quarter of 2016. In addition to service charge income on deposits, this category also includes debit card interchange income, revenues related to the sale of mutual funds to our customers by third party providers, and servicing income on sold loans. The increase in the 2016 period was primarily attributable to income received from a card processor to offset the incremental costs of issuing new debit cards with chip technology to our existing customers. Effective October 1, 2011 Visa announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange fee rules promulgated by the Federal Reserve under the Dodd-Frank Act. This reduced rate structure has had, and will continue to have, a slight but noticeable negative impact on our fee income. However, debit card usage by our customers has continued to grow in recent periods, which has generally offset the negative effect of reduced debit interchange rates. If this usage continues to grow, it will continue to offset the negative impact of reduced interchange fees. Generally, we do not believe that Visa's new limits on interchange fees resulting from Dodd-Frank will have a material adverse impact on our financial condition or results of operations in future periods. However, there is currently a lawsuit challenging the reduced post Dodd-Frank fee structure as still being too high. At the request of the Federal Reserve Bank, the court has permitted continuation of the current fee structure until the case is settled.
See our discussion on the sale of investment securities on page 50 of this Report. The increase in the net gain on the sale of loans was primarily attributable to an increase in the volume of loan sales in 2016, as opposed to enhanced profitability on such sales.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	6/30/2016	6/30/2015	Change	% Change
Salaries and Employee Benefits	$8,408	$8,186	$222	2.7%
Occupancy Expense of Premises, Net	1,221	1,256	(35)	(2.8)
Furniture and Equipment Expense	1,114	1,088	26	2.4
FDIC and FICO Assessments	314	296	18	6.1
Amortization	74	80	(6)	(7.5)
Other Operating Expense	3,753	3,477	276	7.9
Total Noninterest Expense	$14,884	$14,383	$501	3.5
Efficiency Ratio	56.72%	57.94%	(1.22)%	(2.1)

Noninterest expense for the second quarter of 2016 was $14.9 million, an increase of $501 thousand, or 3.5%, from the expense for the second quarter of 2015. This increase on a year-over-year basis represents less than half the growth in average total loans and average total assets between the same two periods. Our enhanced productivity was also reflected in our improved efficiency ratio, which was 56.72%, for the second quarter of 2016, down by 122 basis points (a positive development) from our ratio for the comparable 2015 quarter. The efficiency ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry. It is a comparative measure of a financial institution's operating efficiency. We calculate our efficiency ratio as the ratio of noninterest expense

# 57

(excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 35 of this Report under the heading “Use of Non-GAAP Financial Measures” and the related tabular information and notes on pages 37 through 40 of this Report. The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods have also compared favorably to the ratios of our peer group (see page 34 for a discussion of our peer group), even after adjusting for the definitional difference. For the period ended March 31, 2016 (the most recent reporting period for which peer group information is available), the peer group efficiency ratio was 68.27%, and our ratio was 56.67% (not adjusted for the definitional difference).
Salaries and employee benefits expense increased 2.7% in the second quarter of 2016 over the 2015 quarter, reflecting the offsetting effect of an increase of 6.7% in salaries and a decrease of 7.3% in benefits. The overall increase was limited in part by a decrease of 7 full-time equivalent employees. The increase in salary expenses reflected normal merit increases. The decrease in our benefit expenses was primarily attributable to lower medical claims incurred under the company's minimum premium health insurance plan during the 2016 period.
The 2016 increase in other operating expense was primarily attributable to increases in the expenses for third-party computer processing.
Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	6/30/2016	6/30/2015	Change	% Change
Provision for Income Taxes	$2,947	$2,850	$97	3.4%
Effective Tax Rate	30.7%	31.1%	(0.4)	(1.3)
The small decrease in the effective tax rate in the second quarter of 2016 over the 2015 quarter, was primarily attributable to the fact that tax-exempt income represented a slightly larger percentage of our total income in the 2016 quarter than in the prior year quarter.

# 58

RESULTS OF OPERATIONS
Six Months Ended June 30, 2016 Compared With
Six Months Ended June 30, 2015

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	6/30/2016	6/30/2015	Change	% Change
Net Income	$13,196	$12,160	$1,036	8.5%
Diluted Earnings Per Share	1.01	0.94	0.07	7.4
Return on Average Assets	1.07%	1.07%	—%	—
Return on Average Equity	12.02%	11.98%	0.04%	0.3

We reported net income of $13.2 million and diluted earnings per share (EPS) of 1.01 for the first six months of 2016, compared to net income of $12.2 million and diluted EPS of 0.94 for the first six months of 2015.
We experienced net gains of $88 thousand, net of tax, on securities sales in the 2016 six-month period, compared to net gains of $64 thousand, net of tax, on the sale of securities in the comparable 2015 period.

    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Six Months Ended
	6/30/2016	6/30/2015	Change	% Change
Interest and Dividend Income	$40,088	$36,574	$3,514	9.6%
Interest Expense	2,547	2,329	218	9.4%
Net Interest Income	37,541	34,245	3,296	9.6%
Tax-Equivalent Adjustment	2,225	2,177	48	2.2%
Average Earning Assets (1)	2,352,915	2,160,933	191,982	8.9%
Average Interest-Bearing Liabilities	1,879,237	1,741,794	137,443	7.9%

Yield on Earning Assets (1)	3.43%	3.41%	0.02%	0.6%
Cost of Interest-Bearing Liabilities	0.27	0.27	—%	—%
Net Interest Spread	3.16	3.14	0.02%	0.6%
Net Interest Margin	3.21	3.20	0.01%	0.3%
(1) Includes Nonaccrual Loans
Between the first six months of 2015 and the first six months of 2016, our net interest margin (which we define as our net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased by 1 basis point, from 3.20% to 3.21%, representing an increase of 0.3% in our margin. Our net interest margin, as well as our tax-equivalent net interest income from which the margin is derived, are non-GAAP measures. See the discussion under “Use of Non-GAAP Financial Measures,” on page 35, and the tabular information and notes on pages 37 through 40, regarding our net interest margin and tax-equivalent net interest income, which are commonly used non-GAAP financial measures. Among other things, this slight increase in net interest margin between the respective periods reflected the recognition of a substantial amount of interest income on a large non-accrual commercial loan that was fully paid off during the 2016 period, as well as a modest increase in the 2016 period in average yields in our short-term investment securities portfolio, and our overnight interest-bearing deposits at banks, the result, indirectly, of the Fed's 25 basis point increase in short-term rates in December 2015. Otherwise, the yields on our loan portfolio and the cost of funds for our other interest-bearing deposits and liabilities remained virtually unchanged from the first six months of 2015. Net interest income for the just completed 6-month period, on a taxable equivalent basis, increased by $3.3 million, or 9.6%, over the 2015 amount,principally due to the positive impact of a 8.9% increase in the level of our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 51, the provision for loan losses for the first six months of 2016 was $1.1 million, compared to a provision of $345 thousand for the 2015 period.

# 59

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Six Months Ended
	6/30/2016	6/30/2015	Change	% Change
Income From Fiduciary Activities	$3,931	$3,984	$(53)	(1.3)%
Fees for Other Services to Customers	4,654	4,573	81	1.8
Insurance Commissions	4,341	4,506	(165)	(3.7)
Net (Loss) Gain on Securities Transactions	144	106	38	35.8
Net Gain on the Sale of Loans	338	252	86	34.1
Other Operating Income	662	879	(217)	(24.7)
Total Noninterest Income	$14,070	$14,300	$(230)	(1.6)

Total noninterest income in the just completed six-month period was $14.1 million, a decrease of $230 thousand, or 1.6%, from total noninterest income of $14.3 million for the first six months of 2015.
Increases between the two periods in fees for other services to customers, net securities gains and net gains on the sale of loans were more than offset by decreases income from fiduciary activities, insurance commissions and other operating income. The decrease in income from fiduciary activities was primarily due to volatility in the equities markets between the the two periods. The 3.7% decrease in insurance commissions between the periods was primarily attributable to the absence of income in the 2016 period, from the line of insurance agency business (sports activities) that we sold to a third party in October 2015. The decrease in other operating income between the periods was primarily due to the fact that we recognized significant income in the 2015 period from our investment in regional business incubation enterprises (limited partnerships), income not recognized by us in the 2016 period.
Fees for other services to customers increased $81 thousand, or 1.8% between the first six months of 2015 and the first six months of 2016. In addition to service charge income on deposits, this category also includes debit card interchange income, revenues related to the sale of mutual funds to our customers by third party providers, and servicing income on sold loans. The increase in the 2016 period was primarily attributable to income received from a card processor to offset the incremental costs of issuing new debit cards with chip technology to our existing customers. Debit card usage by our customers continued to grow between and during the respective periods, which generally offset the negative effect of industry-wide reduced debit interchange rates mandated, for large banks, by Dodd-Frank. If debit card usage continues to grow it will continue tooffset the negative impact of reduced interchange fees. . However, there is currently a lawsuit challenging the reduced post Dodd-Frank fee structure as still being too high. At the request of the Federal Reserve Bank, the court has permitted continuation of the current fee structure until the case is settled.
See our discussion on the sale of investment securities on page 49 through 50 of this Report. The increase in the net gain on the sale of loans was primarily attributable to a corresponding increase in the volume of loan sales in 2016, as opposed to enhanced profitability on such sales.

# 60

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Six Months Ended
	6/30/2016	6/30/2015	Change	% Change
Salaries and Employee Benefits	$16,530	$15,878	$652	4.1%
Occupancy Expense of Premises, Net	2,562	2,614	(52)	(2.0)
Furniture and Equipment Expense	2,236	2,217	19	0.9
FDIC and FICO Assessments	627	576	51	8.9
Amortization	150	171	(21)	(12.3)
Other Operating Expense	7,150	6,882	268	3.9
Total Noninterest Expense	$29,255	$28,338	$917	3.2
Efficiency Ratio	56.55%	58.15%	(1.60)%	(2.8)

Noninterest expense for the first six months of 2016 was $29.3 million, an increase of $917 thousand, or 3.2%, from the expense for the first six months of 2015. This increase on a year-over-year basis represents less than half the growth in average total loans and average total assets between the same two periods. Our enhanced productivity was also reflected in our improved efficiency ratio, which was 56.55% for the first six months of 2016, down by 160 basis points (a positive development) from our ratio for the comparable 2015 period. This ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry. It is a comparative measure of a financial institution's operating efficiency. We calculate our efficiency ratio as the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 35 of this Report under the heading “Use of Non-GAAP Financial Measures” and the related tabular information and notes on pages 37 through 40 of this Report. The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods have also compared favorably to the ratios of our peer group (see page 34 for a discussion of our peer group), even after adjusting for the definitional difference. For the quarter ended March 31, 2016 (the most recent reporting period for which peer group information is available), the peer group efficiency ratio was 68.27%, and our ratio was 56.67% (not adjusted for the definitional difference).
Salaries and employee benefits expense increased 4.1% in the first six months of 2016 over the 2015 period, reflecting an increase of 5.4% in salaries and a small increase of 0.6% in benefits. The overall increase was limited in part by a decrease of 7 full-time equivalent employees. The increase in salary expenses reflected normal merit increases. The increase in our benefit expenses was held down by lower medical claims incurred under the company's minimum premium health insurance plan during the 2016 period.
The 2016 increase in other operating expense was primarily attributable to increases in the expenses for third-party computer processing.
Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Six Months Ended
	6/30/2016	6/30/2015	Change	% Change
Provision for Income Taxes	$5,865	$5,525	$340	6.2%
Effective Tax Rate	30.8%	31.2%	(0.4)	(1.3)
The small decrease in the effective tax rate in the first six months of 2016 over the 2015 period, was primarily attributable to the fact that tax-exempt income represented a slightly larger percentage of our total income in the 2016 period than in the prior year period.

# 61

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to credit risk in our loan portfolio and liquidity risk, discussed on page 55 of this Report, we have market risk in our business activities. Market risk is the possibility that changes in future market rates (interest rates) or prices (fees for products and services) will make our position less valuable. The ongoing monitoring and management of market risk, principally interest rate risk, is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”). In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. As of the date of this Report, we are not using, and have not in recent periods used, derivatives, such as interest rate swaps, in our risk management process.
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
We occasionally need to make ad hoc adjustments to our model. During recent years, the Federal Reserve's targeted federal funds rate has remained within a range of 0 to .50%. The resulting abnormally low prevailing short-term rates have led us to revise our standard model for the decreasing interest rate simulation for short-term liabilities and assets. Thus, while we have applied our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, we have assumed, for purposes of modeling our short-term liabilities and assets bearing interest rates of less than 1.00%, a hypothetical downward shift of less that the normal rate utilized (i.e., less than 100 basis points) and in some cases have made no downward shift at all in the modeled interest rates if such rates only slightly exceed zero at the measurement date. We also assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending solely upon the contractual maturities of the particular assets and liabilities in question.
Applying the simulation model analysis as of June 30, 2016, a 200 basis point increase in all interest rates demonstrated a 3.28% decrease in net interest income over the ensuing 12 month period, and a 100 basis point decrease (adjusted, as described above) demonstrated a 0.94% decrease in net interest income, when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results in the event of actual rate changes.
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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

# 62

PART II - OTHER INFORMATION
Item 1.
Legal Proceedings
The Company, including its subsidiary banks, are not currently the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of their business. On an ongoing basis, we are often the subject of, or a party to, various legal claims by other parties against us, by us against other parties, or involving us, which arise in the normal course of business. The various pending legal claims against us will not, in the opinion of management based upon consultation with counsel, result in any material liability.
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
There were no unregistered sales of the Company's equity securities by or on behalf of the Company during the just-completed quarter .

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its common stock during the quarter ended June 30, 2016:

Second Quarter 2016 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
April	3,968	$27.15	—	$5,000,000
May	34,306	28.99	17,000	4,505,130
June	24,827	29.80	—	4,505,130
Total	63,101	29.19	17,000
1 The total number of shares of Common Stock purchased by the Company in each month in the quarter and the average price paid per share are listed in columns A and B, respectively. All shares identified in column A were either (i) shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) on behalf of participating shareholders, under the general supervision of the Board as administrator, or (ii) shares surrendered (or deemed surrendered) to Arrow by holders of Arrow stock options in connection with such holders' exercise of such options. Specifically, in the months indicated, the total number of shares identified in column A included shares purchased under the DRIP or in connection with stock option exercises, as follows: in April, DRIP -- 2,984 shares and stock option exercises - 984; in May, DRIP -- 2,688 shares and stock option exercises - 14,618; and in June, DRIP -- 18,929 shares and stock option exercises -- 5,898 shares.
2 Shares repurchased by the Company during the quarter under the publicly-announced 2016 Repurchase Program (i.e., the $5 million stock repurchase program authorized by the Board of Directors in October 2015 and effective January 1, 2016).
3 Represents the dollar amount of repurchase authority remaining at each month-end during the quarter under the 2016 Repurchase Program.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None
Item 5.
Other Information - None

# 63

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

# 64

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

August 9, 2016	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

August 9, 2016	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 65