Form 10-Q
period 2016-09-30
ARROW FINANCIAL CORP
filed 2016-11-09
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2016
Common Stock, par value $1.00 per share	13,467,310

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - FINANCIAL INFORMATION

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	September 30, 2016	December 31, 2015	September 30, 2015
ASSETS
Cash and Due From Banks	$66,556	$34,816	$43,870
Interest-Bearing Deposits at Banks	35,503	16,252	25,821
Investment Securities:
Available-for-Sale	339,190	402,309	397,559
Held-to-Maturity (Approximate Fair Value of $347,441 at September 30, 2016; $325,930 at December 31, 2015; and $324,009 at September 30, 2015)	338,238	320,611	317,480
Federal Home Loan Bank and Federal Reserve Bank Stock	5,371	8,839	5,143
Loans	1,707,216	1,573,952	1,536,925
Allowance for Loan Losses	(16,975)	(16,038)	(15,774)
Net Loans	1,690,241	1,557,914	1,521,151
Premises and Equipment, Net	26,718	27,440	28,186
Goodwill	21,873	21,873	22,003
Other Intangible Assets, Net	2,802	3,107	3,263
Other Assets	53,993	53,027	55,075
Total Assets	$2,580,485	$2,446,188	$2,419,551
LIABILITIES
Noninterest-Bearing Deposits	$381,760	$358,751	$347,963
NOW Accounts	993,221	887,317	971,252
Savings Deposits	629,201	594,538	568,022
Time Deposits of $100,000 or More	79,222	59,792	60,978
Other Time Deposits	129,783	130,025	133,836
Total Deposits	2,213,187	2,030,423	2,082,051
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	38,589	23,173	24,414
Federal Home Loan Bank Overnight Advances	—	82,000	—
Federal Home Loan Bank Term Advances	55,000	55,000	55,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Other Liabilities	24,501	21,621	26,944
Total Liabilities	2,351,277	2,232,217	2,208,409
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (17,943,201 Shares Issued at September 30, 2016; 17,420,776 at December 31, 2015 and 17,420,776 at September 30, 2015)	17,943	17,421	17,421
Additional Paid-in Capital	269,680	250,680	249,931
Retained Earnings	25,400	32,139	28,791
Unallocated ESOP Shares (38,396 Shares at September 30, 2016; 55,275 Shares at December 31, 2015; and 55,185 Shares at September 30, 2015)	(750)	(1,100)	(1,100)
Accumulated Other Comprehensive Loss	(5,442)	(7,972)	(6,520)
Treasury Stock, at Cost (4,479,257 Shares at September 30, 2016; 4,426,072 Shares at December 31, 2015; and 4,460,654 Shares at September 30, 2015)	(77,623)	(77,197)	(77,381)
Total Stockholders’ Equity	229,208	213,971	211,142
Total Liabilities and Stockholders’ Equity	$2,580,485	$2,446,188	$2,419,551

See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$15,833	$14,364	$46,565	$41,953
Interest on Deposits at Banks	34	13	100	60
Interest and Dividends on Investment Securities:
Fully Taxable	1,889	1,979	5,994	5,936
Exempt from Federal Taxes	1,526	1,475	4,486	4,279
Total Interest and Dividend Income	19,282	17,831	57,145	52,228
INTEREST EXPENSE
NOW Accounts	320	292	941	960
Savings Deposits	231	189	677	538
Time Deposits of $100,000 or More	128	89	313	267
Other Time Deposits	164	179	497	566
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	9	5	24	15
Federal Home Loan Bank Advances	390	353	1,013	804
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	163	146	487	432
Total Interest Expense	1,405	1,253	3,952	3,582
NET INTEREST INCOME	17,877	16,578	53,193	48,646
Provision for Loan Losses	480	537	1,550	882
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,397	16,041	51,643	47,764
NONINTEREST INCOME
Income From Fiduciary Activities	1,923	1,923	5,854	5,907
Fees for Other Services to Customers	2,491	2,331	7,144	6,904
Insurance Commissions	2,127	2,343	6,468	6,849
Net Gain on Securities Transactions	—	—	144	106
Net Gain on Sales of Loans	310	236	649	488
Other Operating Income	263	304	925	1,183
Total Noninterest Income	7,114	7,137	21,184	21,437
NONINTEREST EXPENSE
Salaries and Employee Benefits	8,693	8,699	25,223	24,577
Occupancy Expenses, Net	2,425	2,275	7,223	7,106
FDIC Assessments	217	297	844	873
Other Operating Expense	3,747	3,579	11,047	10,632
Total Noninterest Expense	15,082	14,850	44,337	43,188
INCOME BEFORE PROVISION FOR INCOME TAXES	9,429	8,328	28,490	26,013
Provision for Income Taxes	2,691	2,395	8,556	7,920
NET INCOME	$6,738	$5,933	$19,934	$18,093
Average Shares Outstanding:
Basic	13,407	13,275	13,374	13,273
Diluted	13,497	13,317	13,439	13,314
Per Common Share:
Basic Earnings	$0.50	$0.45	$1.49	$1.36
Diluted Earnings	0.50	0.45	1.48	1.36

Share and Per Share Amounts have been restated for the September 29, 2016 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$6,738	$5,933	$19,934	$18,093
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding (Losses) Gains Arising During the Period	(810)	543	2,309	384
Reclassification Adjustments for Securities Gains Included in Net Income	—	—	(88)	(65)
Amortization of Net Retirement Plan Actuarial Loss	111	117	314	352
Accretion of Net Retirement Plan Prior Service Credit	(1)	(9)	(5)	(25)
Other Comprehensive Income Gain (Loss)	(700)	651	2,530	646
Comprehensive Income	$6,038	$6,584	$22,464	$18,739

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2015	$17,421	$250,680	$32,139	$(1,100)	$(7,972)	$(77,197)	$213,971
Net Income	—	—	19,934	—	—	—	19,934
Other Comprehensive Income	—	—	—	—	2,530	—	2,530
3% Stock Dividend (522,425 Shares)	522	16,415	(16,937)	—	—	—	—
Cash Dividends Paid, $.728 per Share	—	—	(9,736)	—	—	—	(9,736)
Stock Options Exercised, Net (80,449 Shares)	—	980	—	—	—	795	1,775
Shares Issued Under the Directors’ Stock Plan (3,522 Shares)	—	76	—	—	—	36	112
Shares Issued Under the Employee Stock Purchase Plan (13,041 Shares)	—	229	—	—	—	129	358
Shares Issued for Dividend Reinvestment Plans (44,448 Shares)	—	862	—	—	—	440	1,302
Stock-Based Compensation Expense	—	215	—	—	—	—	215
Tax Benefit from Exercise of Stock Options	—	63	—	—	—	—	63
Purchase of Treasury Stock (64,146 Shares)	—	—	—	—	—	(1,826)	(1,826)
Allocation of ESOP Stock (17,997 Shares)	—	160	—	350	—	—	510
Balance at September 30, 2016	$17,943	$269,680	$25,400	$(750)	$(5,442)	$(77,623)	$229,208

Balance at December 31, 2014	$17,079	$239,721	$29,458	$(1,450)	$(7,166)	$(76,716)	$200,926
Net Income	—	—	18,093	—	—	—	18,093
Other Comprehensive Income	—	—	—	—	646	—	646
2% Stock Dividend (341,400 Shares)	342	8,939	(9,281)	—	—	—	—
Cash Dividends Paid, $.714 per Share [1]	—	—	(9,479)	—	—	—	(9,479)
Stock Options Exercised, Net (24,554 Shares)	—	289	—	—	—	242	531
Shares Issued Under the Directors’ Stock Plan (4,579 Shares)	—	73	—	—	—	45	118
Shares Issued Under the Employee Stock Purchase Plan (13,990 Shares)	—	222	—	—	—	137	359
Shares Issued for Dividend Reinvestment Plans (16,112 Shares)	—	281	—	—	—	158	439
Stock-Based Compensation Expense	—	233	—	—	—	—	233
Tax Benefit for Disposition of Stock Options	—	31	—	—	—	—	31
Purchase of Treasury Stock (46,403 Shares)	—	—	—	—	—	(1,247)	(1,247)
Allocation of ESOP Stock (17,645 Shares)	—	142	—	350	—	—	492
Balance at September 30, 2015	$17,421	$249,931	$28,791	$(1,100)	$(6,520)	$(77,381)	$211,142

1 Cash dividends paid per share have been adjusted for the September 29, 2016 3.0% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2016	2015
Net Income	$19,934	$18,093
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	1,550	882
Depreciation and Amortization	4,605	4,844
Allocation of ESOP Stock	510	492
Gains on the Sale of Securities Available-for-Sale	(144)	(106)
Loans Originated and Held-for-Sale	(20,025)	(15,733)
Proceeds from the Sale of Loans Held-for-Sale	19,557	15,615
Net Gains on the Sale of Loans	(649)	(488)
Net Losses on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	120	136
Contributions to Retirement Benefit Plans	(534)	(574)
Deferred Income Tax (Benefit) Expense	(464)	1,242
Shares Issued Under the Directors’ Stock Plan	112	118
Stock-Based Compensation Expense	215	233
Net Increase in Other Assets	(3,045)	(9,134)
Net Increase in Other Liabilities	3,427	4,393
Net Cash Provided By Operating Activities	25,169	20,013
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	10,568	21,449
Proceeds from the Maturities and Calls of Securities Available-for-Sale	65,965	70,971
Purchases of Securities Available-for-Sale	(10,920)	(124,906)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	42,295	38,403
Purchases of Securities Held-to-Maturity	(60,786)	(54,796)
Net Increase in Loans	(133,616)	(125,942)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,743	997
Purchase of Premises and Equipment	(1,083)	(1,231)
Proceeds from the Sale of a Subsidiary, Net	72	—
Net Decrease (Increase) in Other Investments	3,468	(292)
Net Cash Used By Investing Activities	(82,294)	(175,347)
Cash Flows from Financing Activities:
Net Increase in Deposits	182,764	179,103
Net Decrease in Short-Term Borrowings	(66,584)	(36,007)
Federal Home Loan Bank Advances	—	45,000
Purchase of Treasury Stock	(1,826)	(1,247)
Stock Options Exercised, Net	1,775	531
Shares Issued Under the Employee Stock Purchase Plan	358	359
Tax Benefit from Exercise of Stock Options	63	31
Shares Issued for Dividend Reinvestment Plans	1,302	439
Cash Dividends Paid	(9,736)	(9,479)
Net Cash Provided By Financing Activities	108,116	178,730
Net Increase in Cash and Cash Equivalents	50,991	23,396
Cash and Cash Equivalents at Beginning of Period	51,068	46,295
Cash and Cash Equivalents at End of Period	$102,059	$69,691

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$3,932	$3,548
Income Taxes	9,761	8,257
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	856	2,213

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2016, December 31, 2015 and September 30, 2015; the results of operations for the three-month period ended September 30, 2016; the consolidated statements of comprehensive income for the three- and nine-month periods ended September 30, 2016; the changes in stockholders' equity for the nine-month periods ended September 30, 2016 and 2015; and the cash flows for the nine-month periods ended September 30, 2016 and 2015. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current presentation. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2015, included in Arrow's 2015 Form 10-K.

New Accounting Standards Updates (ASU): During 2016, through the date of this report, the FASB issued 15 accounting standards updates. Some of the standards listed below did not have an immediate impact on Arrow, but could in the future.
ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" will significantly change the income statement impact of equity investments. For Arrow, the standard is effective for the first quarter of 2018, and will require that equity investments be measured at fair value, with changes in fair value measured in net income. As of September 30, 2016 , we hold a $1.1 million cost basis in a small portfolio of equity investments and we do not expect that the adoption of this change in accounting for equity investments will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.
ASU 2016-02 "Leases" will require the recognition of operating leases. For Arrow, the standard becomes effective in the first quarter of 2019. We do not expect that the adoption of this change in accounting for operating leases will have a material impact on our financial position or the results of operations in periods subsequent to its adoption. As of September 30, 2016, we have less than $3.0 million in operating leases.
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
ASU 2016-13 "Financial Instruments - Credit Losses" will change the way we and other financial entities recognize losses on assets measured at amortized costs and change the method for recognizing credit losses on securities available-for-sale. Currently, loan losses are recognized using an "incurred loss" methodology. Under ASU 2016-13, the methodology will change to a current expected loss over the life of the loan. Currently, credit losses on available-for-sale securities reduce the carrying value of the instrument and cannot be reversed. Under ASU 2016-13, the amount of the credit loss is carried as a valuation allowance and can be reversed. For Arrow, the standard is effective for the first quarter of 2020 and early adoption is allowed in 2019. The Company is currently evaluating the impact of the pending adoption of the ASU on its consolidated financial statements. The initial adjustment will not be reported in earnings, but as the cumulative effect of a change in accounting principle.
ASU 2016-15 "Statement of Cash Flows" provides guidance on the classification of eight specific cash flow issues in order to increase consistency in reporting. Currently, GAAP is either unclear or does not include specific guidance on the cash flow issues addressed in this Update. Arrow currently reports the specifically identified cash flow transactions using the appropriate classification as outlined in the Update. For Arrow, the standard becomes effective in the first quarter of 2017. We do not expect that the adoption of this change in classification for financial reporting will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.

# 8

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at September 30, 2016, December 31, 2015 and September 30, 2015:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
September 30, 2016
Available-For-Sale Securities, at Amortized Cost	$152,511	$31,562	$144,598	$4,500	$1,120	$334,291
Available-For-Sale Securities, at Fair Value	153,926	31,628	148,087	4,299	1,250	339,190
Gross Unrealized Gains	1,415	69	3,489	—	130	5,103
Gross Unrealized Losses	—	3	—	201	—	204
Available-For-Sale Securities, Pledged as Collateral						277,832

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$—	$19,303	$10,214	$2,000	$—	$31,517
From 1 - 5 Years	152,511	11,191	129,956	1,500	—	295,158
From 5 - 10 Years	—	508	4,370	—	—	4,878
Over 10 Years	—	560	58	1,000	—	1,618

Maturities of Debt Securities, at Fair Value:
Within One Year	$—	$19,304	$10,294	$1,999	$—	$31,597
From 1 - 5 Years	153,926	11,256	132,916	1,500	—	299,598
From 5 - 10 Years	—	508	4,814	—	—	5,322
Over 10 Years	—	560	63	800	—	1,423

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$9,237	$—	$1,022	$—	$10,259
12 Months or Longer	—	—	—	1,800	—	1,800
Total	$—	$9,237	$—	$2,822	$—	$12,059
Number of Securities in a Continuous Loss Position	—	1	2	3	—	6

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$3	$—	$1	$—	$4
12 Months or Longer	—	—	—	200	—	200
Total	$—	$3	$—	$201	$—	$204

December 31, 2015
Available-For-Sale Securities, at Amortized Cost	$155,932	$52,306	$177,376	$14,544	$1,120	$401,278
Available-For-Sale Securities, at Fair Value	155,782	52,408	178,588	14,299	1,232	402,309
Gross Unrealized Gains	264	105	2,236	—	112	2,717
Gross Unrealized Losses	414	3	1,024	245	—	1,686
Available-For-Sale Securities, Pledged as Collateral						310,857

# 9

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$76,802	$4,289	$99,569	$3,616	$—	$184,276
12 Months or Longer	—	1,443	903	10,671	—	13,017
Total	$76,802	$5,732	$100,472	$14,287	$—	$197,293
Number of Securities in a Continuous Loss Position	21	19	30	19	—	89

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$413	$2	$1,023	$2	$—	$1,440
12 Months or Longer	1	1	1	243	—	246
Total	$414	$3	$1,024	$245	$—	$1,686

September 30, 2015
Available-For-Sale Securities, at Amortized Cost	$161,253	$55,263	$158,351	$16,871	$1,120	$392,858
Available-For-Sale Securities, at Fair Value	162,518	55,486	161,637	16,672	1,246	397,559
Gross Unrealized Gains	1,269	223	3,292	12	125	4,921
Gross Unrealized Losses	4	—	6	211	—	221
Available-For-Sale Securities, Pledged as Collateral						348,115

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	12,996	406	4,775	7,162	—	25,339
Total	$12,996	$406	$4,775	$7,162	$—	$25,339
Number of Securities in a Continuous Loss Position	3	1	1	11	—	16

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	4	—	6	211	—	221
Total	$4	$—	$6	$211	$—	$221

The following table is the schedule of Held-To-Maturity Securities at September 30, 2016, December 31, 2015 and September 30, 2015:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
September 30, 2016
Held-To-Maturity Securities, at Amortized Cost	$257,255	$79,983	$1,000	$338,238
Held-To-Maturity Securities, at Fair Value	263,897	82,544	1,000	347,441
Gross Unrealized Gains	6,712	2,561	—	9,273
Gross Unrealized Losses	70	—	—	70
Held-To-Maturity Securities, Pledged as Collateral				320,774

# 10

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
Maturities of Debt Securities, at Amortized Cost:
Within One Year	$35,911	$—	$—	$35,911
From 1 - 5 Years	87,464	72,422	—	159,886
From 5 - 10 Years	129,891	7,561	—	137,452
Over 10 Years	3,989	—	1,000	4,989

Maturities of Debt Securities, at Fair Value:
Within One Year	$35,966	$—	$—	$35,966
From 1 - 5 Years	89,979	74,680	—	164,659
From 5 - 10 Years	133,817	7,864	—	141,681
Over 10 Years	4,135	—	1,000	5,135

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$11,891	$—	$—	$11,891
12 Months or Longer	1,172	—	—	1,172
Total	$13,063	$—	$—	$13,063

Number of Securities in a Continuous Loss Position	3	—	—	3

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$68	$—	$—	$68
12 Months or Longer	2	—	—	2
Total	$70	$—	$—	$70

December 31, 2015
Held-To-Maturity Securities, at Amortized Cost	$226,053	$93,558	$1,000	$320,611
Held-To-Maturity Securities, at Fair Value	230,621	94,309	1,000	325,930
Gross Unrealized Gains	4,619	868	—	5,487
Gross Unrealized Losses	51	117	—	168
Held-To-Maturity Securities, Pledged as Collateral				299,767

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$2,302	$6,000	$—	$8,302
12 Months or Longer	11,764	4,154	—	15,918
Total	$14,066	$10,154	$—	$24,220
Number of Securities in a Continuous Loss Position	54	8	—	62

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$11	$93	$—	$104
12 Months or Longer	40	24	—	64
Total	$51	$117	$—	$168

# 11

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
September 30, 2015
Held-To-Maturity Securities, at Amortized Cost	$218,502	$97,978	$1,000	$317,480
Held-To-Maturity Securities, at Fair Value	223,050	99,959	1,000	324,009
Gross Unrealized Gains	4,633	1,981	—	6,614
Gross Unrealized Losses	85	—	—	85
Held-To-Maturity Securities, Pledged as Collateral				296,921

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	14,896	—	—	14,896
Total	$14,896	$—	$—	$14,896
Number of Securities in a Continuous Loss Position	51	—	—	51

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	85	—	—	85
Total	$85	$—	$—	$85

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table above because issuers may have the right to call or prepay obligations with, or without, prepayment penalties.
In the available-for-sale category at September 30, 2016, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $152.5 million and a fair value of $153.9 million. Mortgage-backed securities - residential consisted of U.S. Government Agency securities with an amortized cost of $10.8 million and a fair value of $11.0 million and government sponsored entity (GSE) securities with an amortized cost of $133.7 million and a fair value of $137.1 million. In the held-to-maturity category at September 30, 2016, mortgage-backed securities-residential consisted of U.S Government Agency securities with an amortized cost of $3.5 million and a fair value of $3.6 million and GSE securities with an amortized cost of $76.5 million and a fair value of $78.9 million.
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
In the available-for-sale category at September 30, 2015, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $161.3 million and a fair value of $162.5 million. Mortgage-backed securities - residential consisted of US Government Agency securities with an amortized cost of $27.5 million and a fair value of $28.1 million and GSE securities with an amortized cost of $130.8 million and a fair value of $133.5 million. In the held-to-maturity category at September 30, 2015, mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $27.8 million and a fair value of $28.4 million and GSE securities with an amortized cost of $70.2 million and a fair value of $71.5 million.
Securities in a continuous loss position, in the tables above for September 30, 2016, December 31, 2015 and September 30, 2015, do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated at least Aaa by Moody's or AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis reflects satisfactory credit worthiness of the municipalities.  Corporate and other debt securities continue to be rated above investment grade according to Moody's and Standard and Poor's. Subsequent to September 30, 2016, and through the date of filing this report, there were no securities downgraded below investment grade.
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

# 12

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of September 30, 2016, December 31, 2015 and September 30, 2015 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers an amortizing loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $1,414, $298 and $1,004 as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively, are included in the residential real estate balances for current loans.

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2016
Loans Past Due 30-59 Days	$38	$—	$3,793	$271	$4,102
Loans Past Due 60-89 Days	67	—	1,412	1,450	2,929
Loans Past Due 90 or more Days	160	1,106	343	1,467	3,076
Total Loans Past Due	265	1,106	5,548	3,188	10,107
Current Loans	102,789	427,905	518,155	648,260	1,697,109
Total Loans	$103,054	$429,011	$523,703	$651,448	$1,707,216

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$548	$548
Nonaccrual Loans	160	3,689	532	1,726	6,107

December 31, 2015
Loans Past Due 30-59 Days	$98	$—	$4,598	$955	$5,651
Loans Past Due 60-89 Days	186	—	1,647	1,370	3,203
Loans Past Due 90 or more Days	203	1,469	295	2,184	4,151
Total Loans Past Due	487	1,469	6,540	4,509	13,005
Current Loans	102,100	383,470	457,983	617,394	1,560,947
Total Loans	$102,587	$384,939	$464,523	$621,903	$1,573,952

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$187	$187
Nonaccrual Loans	387	2,401	450	3,195	6,433

September 30, 2015
Loans Past Due 30-59 Days	$47	$—	$4,258	$427	$4,732
Loans Past Due 60-89 Days	68	—	1,234	658	1,960
Loans Past Due 90 or more Days	371	1,817	350	2,909	5,447
Total Loans Past Due	486	1,817	5,842	3,994	12,139
Current Loans	102,403	371,855	453,078	597,450	1,524,786
Total Loans	$102,889	$373,672	$458,920	$601,444	$1,536,925

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$1	$962	$963
Nonaccrual Loans	466	2,752	439	4,134	7,791

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

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
June 30, 2016	$1,128	$5,816	$5,742	$4,026	$86	$16,798
Charge-offs	(34)	—	(243)	(90)	—	(367)
Recoveries	5	—	59	—	—	64
Provision	(76)	(75)	513	166	(48)	480
September 30, 2016	$1,023	$5,741	$6,071	$4,102	$38	$16,975

June 30, 2015	$1,815	$3,932	$5,416	$3,699	$712	$15,574
Charge-offs	(15)	—	(150)	(215)	—	(380)
Recoveries	5	—	38	—	—	43
Provision	16	100	225	311	(115)	537
September 30, 2015	$1,821	$4,032	$5,529	$3,795	$597	$15,774

# 14

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2015	$1,827	$4,520	$5,554	$3,790	$347	$16,038
Charge-offs	(86)	—	(591)	(107)	—	(784)
Recoveries	20	—	150	1	—	171
Provision	(738)	1,221	958	418	(309)	1,550
September 30, 2016	$1,023	$5,741	$6,071	$4,102	$38	$16,975

December 31, 2014	$2,100	$4,128	$5,210	$3,369	$763	$15,570
Charge-offs	(46)	—	(483)	(306)	—	(835)
Recoveries	23	—	134	—	—	157
Provision	(256)	(96)	668	732	(166)	882
September 30, 2015	$1,821	$4,032	$5,529	$3,795	$597	$15,774

September 30, 2016
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$240	$—	$—	$—	$240
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,023	5,501	6,071	4,102	38	16,735
Ending Loan Balance - Individually Evaluated for Impairment	—	3,538	90	317	—	3,945
Ending Loan Balance - Collectively Evaluated for Impairment	$103,054	$425,473	$523,613	$651,131	$—	$1,703,271

December 31, 2015				—
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,827	4,520	5,554	3,790	347	16,038
Ending Loan Balance - Individually Evaluated for Impairment	155	2,372	114	645	—	3,286
Ending Loan Balance - Collectively Evaluated for Impairment	$102,432	$382,567	$464,409	$621,258	$—	$1,570,666

September 30, 2015
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$135	$—	$135
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,821	4,032	5,529	3,660	597	15,639
Ending Loan Balance - Individually Evaluated for Impairment	164	2,371	130	1,511	—	4,176
Ending Loan Balance - Collectively Evaluated for Impairment	$102,725	$371,301	$458,790	$599,933	$—	$1,532,749

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

# 16

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at September 30, 2016, December 31, 2015 and September 30, 2015:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2016
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$93,903	$392,697			$486,600
Special Mention	1,274	10,472			11,746
Substandard	7,877	25,842			33,719
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$523,171	$649,093	$1,172,264
Nonperforming			532	2,355	2,887

December 31, 2015
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$93,607	$360,654			$454,261
Special Mention	1,070	4,901			5,971
Substandard	7,910	19,384			27,294
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$464,074	$618,521	$1,082,595
Nonperforming			449	3,382	3,831

September 30, 2015
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$92,896	$350,070			$442,966
Special Mention	1,157	5,170			6,327
Substandard	8,836	18,432			27,268
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$458,479	$596,348	$1,054,827
Nonperforming			441	5,096	5,537

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
For the purposes of the table above, nonperforming consumer and residential loans are those loans on nonaccrual status or are 90 days or more past due and still accruing interest.

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2016
Recorded Investment:
With No Related Allowance	$—	$898	$90	$317	$1,305
With a Related Allowance	—	2,640	—	—	2,640
Unpaid Principal Balance:
With No Related Allowance	—	898	90	317	1,305
With a Related Allowance	—	2,640	—	—	2,640

December 31, 2015
Recorded Investment:
With No Related Allowance	$155	$2,372	$114	$645	$3,286
With a Related Allowance	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	155	2,372	144	645	3,316
With a Related Allowance	—	—	—	—	—

September 30, 2015
Recorded Investment:
With No Related Allowance	$164	$2,371	$130	$926	$3,591
With a Related Allowance	—	—	—	585	585
Unpaid Principal Balance:
With No Related Allowance	164	2,371	130	926	$3,591
With a Related Allowance	—	—	—	585	585

For the Quarter Ended:
September 30, 2016
Average Recorded Balance:
With No Related Allowance	$—	$1,374	$92	$479	$1,945
With a Related Allowance	—	2,166	—	—	2,166
Interest Income Recognized:
With No Related Allowance	—	3	2	—	5
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

September 30, 2015
Average Recorded Balance:
With No Related Allowance	$313	$1,931	$112	$1,312	$3,668
With a Related Allowance	—	—	—	590	590
Interest Income Recognized:
With No Related Allowance	2	—	2	1	5
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

# 18

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Year-To-Date Period Ended:
September 30, 2016
Average Recorded Balance:
With No Related Allowance	$78	$1,635	$102	$481	$2,296
With a Related Allowance	—	1,320	—	—	1,320
Interest Income Recognized:
With No Related Allowance	—	14	4	—	18
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

September 30, 2015
Average Recorded Balance:
With No Related Allowance	$329	$1,932	$124	$1,302	$3,687
With a Related Allowance	—	—	—	572	572
Interest Income Recognized:
With No Related Allowance	6	—	4	2	12
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At September 30, 2016, December 31, 2015 and September 30, 2015, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated. All loans were modified under Arrow's own programs. The principal modification, for all the modifications in the table below, involved payment deferrals.

# 19

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
September 30, 2016
Number of Loans	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$15	$—	$15
Post-Modification Outstanding Recorded Investment	—	—	15	—	15
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

September 30, 2015
Number of Loans	—	1	3	—	4
Pre-Modification Outstanding Recorded Investment	$—	$883	$49	$—	$932
Post-Modification Outstanding Recorded Investment	—	883	49	—	932
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

For the Year-To-Date Period Ended:
September 30, 2016
Number of Loans	—	—	2	—	2
Pre-Modification Outstanding Recorded Investment	$—	$—	$23	$—	$23
Post-Modification Outstanding Recorded Investment	—	—	23	—	23
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

September 30, 2015
Number of Loans	—	1	4	—	5
Pre-Modification Outstanding Recorded Investment	$—	$883	$51	$—	$934
Post-Modification Outstanding Recorded Investment	—	883	51	—	934
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

In general, loans requiring modification are restructured to accommodate the projected cashflows of the borrower. No loans modified during the preceding twelve months subsequently defaulted as of September 30, 2016.

# 20

Note 4.    GUARANTEES (In Thousands)

The following table presents the balance for standby letters of credit for the periods ended September 30, 2016, December 31, 2015 and September 30, 2015:

Loan Commitments and Letters of Credit
	September 30, 2016	December 31, 2015	September 30, 2015
Notional Amount:
Commitments to Extend Credit	$300,439	$278,623	$293,728
Standby Letters of Credit	3,483	3,065	3,201
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	31	2	10

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at September 30, 2016, December 31, 2015 and September 30, 2015 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit typically range from 1% to 3% of the notional amount.  Fees are collected upfront and are amortized over the life of the commitment. The fair values of Arrow's standby letters of credit at September 30, 2016, December 31, 2015 and September 30, 2015, in the table above, were the same as the carrying amounts.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 21

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three- and nine-month periods ended September 30, 2016 and 2015:

Schedule of Comprehensive Income
	Three Months Ended September 30,			Nine Months Ended September 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2016
Net Unrealized Securities Holding (Losses) Gains Arising During the Period	$(1,264)	$454	$(810)	$3,868	$(1,559)	$2,309
Reclassification Adjustment for Securities Gains Included in Net Income	—	—	—	(144)	56	(88)
Amortization of Net Retirement Plan Actuarial Loss	181	(70)	111	503	(189)	314
Accretion of Net Retirement Plan Prior Service Credit	(3)	2	(1)	(7)	2	(5)
Other Comprehensive Income	$(1,086)	$386	$(700)	$4,220	$(1,690)	$2,530

2015
Net Unrealized Securities Holding Gains Arising During the Period	$892	$(349)	$543	$631	$(247)	$384
Reclassification Adjustment for Securities Losses Included in Net Income	—	—	—	(106)	41	(65)
Amortization of Net Retirement Plan Actuarial Loss	192	(75)	117	579	(227)	352
Accretion of Net Retirement Plan Prior Service Credit	(13)	4	(9)	(41)	16	(25)
Other Comprehensive Income	$1,071	$(420)	$651	$1,063	$(417)	$646

# 22

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Quarter-To-Date periods ended:

June 30, 2016	$3,660	$(7,690)	$(712)	$(4,742)
Other comprehensive income or loss before reclassifications	(810)	—	—	(810)
Amounts reclassified from accumulated other comprehensive income	—	111	(1)	110
Net current-period other comprehensive income	(810)	111	(1)	(700)
September 30, 2016	$2,850	$(7,579)	$(713)	$(5,442)

June 30, 2015	$2,315	$(9,020)	$(466)	$(7,171)
Other comprehensive income or loss before reclassifications	543	—	—	543
Amounts reclassified from accumulated other comprehensive income	—	117	(9)	108
Net current-period other comprehensive income	543	117	(9)	651
September 30, 2015	$2,858	$(8,903)	$(475)	$(6,520)

For the Year-To-Date periods ended:

December 31, 2015	$629	$(7,893)	$(708)	$(7,972)
Other comprehensive income or loss before reclassifications	2,309	—	—	2,309
Amounts reclassified from accumulated other comprehensive income	(88)	314	(5)	221
Net current-period other comprehensive income	2,221	314	(5)	2,530
September 30, 2016	$2,850	$(7,579)	$(713)	$(5,442)

December 31, 2014	$2,539	$(9,255)	$(450)	$(7,166)
Other comprehensive income or loss before reclassifications	384	—	—	384
Amounts reclassified from accumulated other comprehensive income	(65)	352	(25)	262
Net current-period other comprehensive income	319	352	(25)	646
September 30, 2015	$2,858	$(8,903)	$(475)	$(6,520)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 23

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

September 30, 2016
Unrealized gains and losses on available-for-sale securities	$—		Gain on Securities Transactions
	—		Total before Tax
	—		Provision for Income Taxes
	$—		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$3	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(181)	(2)	Salaries and Employee Benefits
	(178)		Total before Tax
	68		Provision for Income Taxes
	$(110)		Net of Tax

Total reclassifications for the period	$(110)		Net of Tax

September 30, 2015
Unrealized gains and losses on available-for-sale securities	$—		Gain on Securities Transactions
	—		Total before Tax
	—		Provision for Income Taxes
	$—		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$13	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(192)	(2)	Salaries and Employee Benefits
	(179)		Total before Tax
	71		Provision for Income Taxes
	$(108)		Net of Tax

Total reclassifications for the period	$(108)		Net of Tax

# 24

Reclassifications Out of Accumulated Other Comprehensive Income (1)

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

September 30, 2016
Unrealized gains and losses on available-for-sale securities	$144		Gain on Securities Transactions
	144		Total before Tax
	(56)		Provision for Income Taxes
	$88		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$7	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(503)	(2)	Salaries and Employee Benefits
	(496)		Total before Tax
	187		Provision for Income Taxes
	$(309)		Net of Tax

Total reclassifications for the period	$(221)		Net of Tax

September 30, 2015
Unrealized gains and losses on available-for-sale securities	$106		Gain on Securities Transactions
	106		Total before Tax
	(41)		Provision for Income Taxes
	$65		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	41	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(579)	(2)	Salaries and Employee Benefits
	(538)		Total before Tax
	211		Provision for Income Taxes
	$(327)		Net of Tax

Total reclassifications for the period	$(262)		Net of Tax

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
The following table presents a roll-forward of our stock option plans and grants issued during 2016:

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2016	421,751
Granted	56,650
Exercised	(82,790)
Forfeited	(10,758)
Outstanding at September 30, 2016	384,853
Exercisable at Period-End	253,241
Vested and Expected to Vest	131,612

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2016	$21.93
Granted	25.10
Exercised	21.46
Forfeited	23.97
Outstanding at September 30, 2016	22.44
Exercisable at Period-End	21.41
Vested and Expected to Vest	24.44

Grants Issued During 2016 - Weighted Average Information:
Fair Value	$5.60
Fair Value Assumptions:
Dividend Yield	3.88%
Expected Volatility	32.95%
Risk Free Interest Rate	1.80%
Expected Lives (in years)	7.56

The following table presents information on the amounts expensed for the periods ended September 30, 2016 and 2015:

Share-Based Compensation Expense
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Share-Based Compensation Expense	$71	$76	$215	$233

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 26

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three- and nine-month periods ended 9/30/2016 and 2015.

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended September 30, 2016:
Service Cost	$376	$8	$63
Interest Cost	420	56	83
Expected Return on Plan Assets	(828)	—	—
Amortization of Prior Service (Credit) Cost	(14)	14	(3)
Amortization of Net Loss	140	28	—
Net Periodic Benefit Cost	$94	$106	$143

Plan Contributions During the Period	$—	$131	$47

For the Three Months Ended September 30, 2015:
Service Cost	$353	$3	$43
Interest Cost	402	61	144
Expected Return on Plan Assets	(808)	—	—
Amortization of Prior Service (Credit) Cost	(21)	15	(8)
Amortization of Net Loss	139	30	24
Net Periodic Benefit Cost	$65	$109	$203

Plan Contributions During the Period	$3,000	$70	$106

Net Periodic Benefit Cost
For the Nine Months Ended September 30, 2016:
Service Cost	$1,127	$24	$188
Interest Cost	1,262	163	178
Expected Return on Plan Assets	(2,483)	—	—
Amortization of Prior Service Cost (Credit)	(42)	43	(8)
Amortization of Net Loss	419	84	—
Net Periodic Benefit Cost	$283	$314	$358

Plan Contributions During the Period	$—	$350	$197

Estimated Future Contributions in the Current Fiscal Year	$—	$117	$66

For the Nine Months Ended September 30, 2015:
Service Cost	$1,058	$8	$130
Interest Cost	1,203	182	361
Expected Return on Plan Assets	(2,423)	—	—
Amortization of Prior Service (Credit) Cost	(62)	44	(23)
Amortization of Net Loss	417	91	71
Net Periodic Benefit Cost	$193	$325	$539

Plan Contributions During the Period	$3,000	$344	$231

We were not required to make a contribution to our qualified pension plan in 2016, and currently, we do not expect to make additional contributions in 2016. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

# 27

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended September 30, 2016 and 2015.  All share and per share amounts have been adjusted for the September 29, 2016 3% stock dividend.

Earnings Per Share
	Quarterly Period Ended:		Year-to-Date Period Ended:
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Earnings Per Share - Basic:
Net Income	$6,738	$5,933	$19,934	$18,093
Weighted Average Shares - Basic	13,407	13,275	13,374	13,273
Earnings Per Share - Basic	$0.50	$0.45	$1.49	$1.36

Earnings Per Share - Diluted:
Net Income	$6,738	$5,933	$19,934	$18,093
Weighted Average Shares - Basic	13,407	13,275	13,374	13,273
Dilutive Average Shares Attributable to Stock Options	90	42	65	41
Weighted Average Shares - Diluted	13,497	13,317	13,439	13,314
Earnings Per Share - Diluted	$0.50	$0.45	$1.48	$1.36
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	—	—	—	—

# 28

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2016, December 31, 2015 and September 30, 2015 were securities available-for-sale. Arrow held no securities or liabilities for trading on such dates.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
September 30, 2016
Securities Available-for Sale:
U.S. Agency Obligations	$153,926	$—	$153,926	$—
State and Municipal Obligations	31,628	—	31,628	—
Mortgage-Backed Securities - Residential	148,087	—	148,087	—
Corporate and Other Debt Securities	4,299	—	4,299	—
Mutual Funds and Equity Securities	1,250	—	1,250	—
Total Securities Available-for-Sale	$339,190	$—	$339,190	$—
December 31, 2015
Securities Available-for Sale:
U.S. Agency Obligations	$155,782	$—	$155,782	$—
State and Municipal Obligations	52,408	—	52,408	—
Mortgage-Backed Securities - Residential	178,588	—	178,588	—
Corporate and Other Debt Securities	14,299	—	14,299	—
Mutual Funds and Equity Securities	1,232	—	1,232	—
Total Securities Available-for Sale	$402,309	$—	$402,309	$—
September 30, 2015
Securities Available-for Sale:
U.S. Agency Obligations	$162,518	$—	$162,518	$—
State and Municipal Obligations	55,486	—	55,486	—
Mortgage-Backed Securities - Residential	161,637	—	161,637	—
Corporate and Other Debt Securities	16,672	—	16,672	—
Mutual Funds and Equity Securities	1,246	—	1,246	—
Total Securities Available-for Sale	$397,559	$—	$397,559	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
September 30, 2016
Collateral Dependent Impaired Loans	$2,640	$—	$—	$2,640	$(240)
Other Real Estate Owned and Repossessed Assets, Net	1,016	—	—	1,016	(319)
December 31, 2015
Collateral Dependent Impaired Loans	$—	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	2,018	—	—	2,018	(687)
September 30, 2015
Collateral Dependent Impaired Loans	$902	$—	$—	$902	$(322)
Other Real Estate Owned and Repossessed Assets, Net	585	—	—	585	(135)

# 29

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans was based on third-party appraisals of the collateral. The fair value of other real estate owned was based on third-party appraisals. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at September 30, 2016, December 31, 2015 and September 30, 2015.

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

# 30

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2016
Cash and Cash Equivalents	$102,059	$102,059	$102,059	$—	$—
Securities Available-for-Sale	339,190	339,190	—	339,190	—
Securities Held-to-Maturity	338,238	347,441	—	347,441	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,371	5,371	5,371	—	—
Net Loans	1,690,241	1,696,929	—	—	1,696,929
Accrued Interest Receivable	7,046	7,046	7,046	—	—
Deposits	2,213,187	2,207,985	2,004,182	203,803	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	38,589	38,589	38,589	—	—
Federal Home Loan Bank Overnight Advances	—	—	—	—	—
Federal Home Loan Bank Term Advances	55,000	55,955	—	55,955	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	247	247	247	—	—

December 31, 2015
Cash and Cash Equivalents	$51,068	$51,068	$51,068	$—	$—
Securities Available-for-Sale	402,309	402,309	—	402,309	—
Securities Held-to-Maturity	320,611	325,930	—	325,930	—
Federal Home Loan Bank and Federal Reserve Bank Stock	8,839	8,839	8,839	—	—
Net Loans	1,557,914	1,557,511	—	—	1,557,511
Accrued Interest Receivable	6,360	6,360	6,360	—	—
Deposits	2,030,423	2,024,224	1,840,606	183,618	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	23,173	19,421	19,421	—	—
Federal Home Loan Bank Overnight Advances	82,000	82,000	82,000	—	—
Federal Home Loan Bank Term Advances	55,000	55,063	—	55,063	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	231	231	231	—	—

September 30, 2015
Cash and Cash Equivalents	$69,691	$69,691	$69,691	$—	$—
Securities Available-for-Sale	397,559	397,559	—	397,559	—
Securities Held-to-Maturity	317,480	324,009	—	324,009	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,143	5,143	5,143	—	—
Net Loans	1,521,151	1,530,930	—	—	1,530,930
Accrued Interest Receivable	6,949	6,949	6,949	—	—
Deposits	2,082,051	2,076,658	1,887,237	189,421	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	24,414	24,414	24,414	—	—
Federal Home Loan Bank Overnight Advances	—	—	—	—	—
Federal Home Loan Bank Term Advances	55,000	56,630	—	56,630	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	306	306	306	—	—

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

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of September 30, 2016 and 2015, the related consolidated statements of income, comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and related consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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
November 8, 2016

# 33

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2016

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise.

The Company and Its Subsidiaries - Arrow is a two-bank holding company headquartered in Glens Falls, New York. Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York. Our non-bank subsidiaries include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies); two property and casualty insurance agencies: Upstate Agency LLC and McPhillips Agency (which is a division of Glens Falls National Insurance Agencies LLC); North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds); Glens Falls National Community Development Corporation (which invests in qualifying community development projects); and Arrow Properties, Inc. (a real estate investment trust, or REIT). All of these are wholly-owned or majority owned subsidiaries of Glens Falls National.

Our Peer Group - At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 338 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for June 30, 2016 (the most recent such Report currently available), and peer group data contained herein has been derived from such Report.
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

Examples of Forward-Looking Statements:
Topic	Page	Location
Future compliance with regulatory capital standards	43	1st paragraph under "Regulatory Capital and Increase in Stockholders' Equity"
VISA	44	"VISA Class B Common Stock"
Impact of market rate structure on net interest margin, loan yields and deposit rates	49	1st and 3rd paragraphs under "Quarterly Taxable Equivalent Yield on Loans"
Impact of market rate structure on net interest margin, loan yields and deposit rates	63	Last paragraph under "Quantitative and Qualitative Disclosures about Market Risk
Future level of residential real estate loans	48	2nd paragraph under "Residential Real Estate Loans"
Future level of indirect consumer loans	49	Last paragraph under "Consumer Loans"
Future level of commercial loans	48	3rd paragraph under "Commercial Loans,and Commercial Real Estate Loans"
Impact of changes in mortgage rates	51	Paragraph under "Investment Sales, Purchases and Maturities"
Provision for loan losses	52	1st paragraph in section
Future level of nonperforming assets	53	Last 3 paragraphs under "Risk Elements"
Liquidity	56	2nd paragraph under "LIQUIDITY"
Fees for other services to customers	58, 61	3rd paragraph under "Noninterest Income"
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

# 34

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
USE OF NON-GAAP FINANCIAL MEASURES
In May 2016, the SEC issued an updated interpretative release relating to Regulation G. Regulation G is a rule that was initially adopted by the Securities and Exchange Commission (SEC) in 2003, which establishes certain limits and requirements on the use by SEC-registered companies of so-called "non-GAAP financial measures" in their SEC filings and reports, including earnings releases. The May 2016 interpretations primarily address three issues: 1) the continuing use of certain misleading non-GAAP financial measures, particularly with respect to revenue; 2) continuing use of per share non-GAAP measures relating to liquidity, which is not permitted, versus performance, which may be permissible; and 3) inappropriate adjustments for tax expenses.
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

# 35

Adjustments for Certain Items of Income or Expense:  When we believe the circumstances so warrant, we occasionally include in our presentation and discussion of our financial results, in addition to the required GAAP and GAAP-based disclosures (e.g., net income, earnings per share, return on average assets, return on average equity and other GAAP-based financial measures), comparative disclosures that adjust one or more of these, GAAP financial measures by removing therefrom the impact of certain non recurring transactions or other one-time material items of income or expense.  When we include such disclosures, it is because we believe that the resulting non-GAAP financial measures may improve an understanding of our results of operations by separating out items that have a disproportionate positive or negative impact on such results for the particular period in question, or where we believe the adjustment for certain items allows a better comparison from period-to-period in our results of operations with respect to our fundamental lines of business including the commercial banking business. We believe that our presentation of such non-GAAP financial measures from time-to-time may be useful to investors and the market in evaluating our performance. Any such information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP.

# 36

Arrow Financial Corporation Selected Quarterly Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
Net Income	$6,738	$6,647	$6,549	$6,569	$5,933
Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	—	88	—	14	—

Share and Per Share Data:(1)
Period End Shares Outstanding	13,426	13,388	13,361	13,328	13,292
Basic Average Shares Outstanding	13,407	13,372	13,343	13,306	13,275
Diluted Average Shares Outstanding	13,497	13,429	13,379	13,368	13,317
Basic Earnings Per Share	$0.50	$0.50	$0.49	$0.49	$0.45
Diluted Earnings Per Share	0.50	0.49	0.49	0.49	0.45
Cash Dividend Per Share	0.243	0.243	0.24	0.243	0.238

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	21,635	22,195	21,166	44,603	17,788
Investment Securities	696,712	701,526	716,523	716,947	711,830
Loans	1,680,850	1,649,401	1,595,018	1,556,234	1,502,620
Deposits	2,063,832	2,082,449	2,069,964	2,075,825	1,970,738
Other Borrowed Funds	209,946	165,853	143,274	127,471	148,887
Shareholders’ Equity	228,048	223,234	218,307	213,219	209,334
Total Assets	2,528,124	2,496,795	2,456,431	2,442,964	2,356,121
Return on Average Assets, annualized	1.06%	1.07%	1.07%	1.07%	1.00%
Return on Average Equity, annualized	11.75%	11.98%	12.07%	12.22%	11.24%
Return on Tangible Equity, annualized (Non-GAAP) (2) (2)	13.18%	13.47%	13.62%	13.86%	12.79%
Average Earning Assets	2,399,197	2,373,122	2,332,707	2,317,784	2,232,238
Average Paying Liabilities	1,892,583	1,891,017	1,867,455	1,854,549	1,772,156
Interest Income, Tax-Equivalent (Non-GAAP) (3)	20,403	20,343	19,745	19,619	18,924
Interest Expense	1,405	1,284	1,263	1,231	1,253
Net Interest Income, Tax-Equivalent (Non-GAAP) (3) (3) (Non-GAAP)	18,998	19,059	18,482	18,388	17,671
Tax-Equivalent Adjustment (Non-GAAP) (3)	1,121	1,106	1,119	1,109	1,093
Net Interest Margin, annualized (Non-GAAP) (3)	3.15%	3.23%	3.19%	3.15%	3.14%

Efficiency Ratio Calculation: (Non-GAAP) (4)
Noninterest Expense	$15,082	$14,884	$14,370	$14,242	$14,850
Less: Intangible Asset Amortization	74	74	75	78	79
Net Noninterest Expense	15,008	14,810	14,295	14,164	14,771
Net Interest Income, Tax-Equivalent (Non-GAAP) (3)	18,998	19,059	18,482	18,388	17,671
Noninterest Income	7,114	7,194	6,875	6,687	7,137
Less: Net Securities Gain	—	144	—	23	—
Net Gross Income	26,112	26,109	25,357	25,052	24,808
Efficiency Ratio (Non-GAAP)	57.48%	56.72%	56.37%	56.54%	59.54%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$229,208	$225,373	$220,703	$213,971	$211,142
Book Value per Share (1)	17.07	16.83	16.52	16.05	15.88
Goodwill and Other Intangible Assets, net	24,675	24,758	24,872	24,980	25,266
Tangible Book Value per Share (Non-GAAP) (1,2)	15.23	14.98	14.66	14.18	13.98

Capital Ratios:(5)
Tier 1 Leverage Ratio	9.44%	9.37%	9.36%	9.25%	9.40%
Common Equity Tier 1 Capital Ratio	12.80%	12.74%	12.84%	12.82%	12.66%
Tier 1 Risk-Based Capital Ratio	13.98%	13.95%	14.08%	14.08%	13.93%
Total Risk-Based Capital Ratio	14.99%	14.96%	15.09%	15.09%	14.94%

Assets Under Trust Administration and Investment Management	$1,284,051	$1,250,770	$1,231,237	$1,232,890	$1,195,629

# 37

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 29, 2016, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 35.

		9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
	Total Stockholders' Equity (GAAP)	$229,208	$225,373	$220,703	$213,971	$211,142
	Less: Goodwill and Other Intangible assets, net	24,675	24,758	24,872	24,980	25,266
	Tangible Equity (Non-GAAP)	$204,533	$200,615	$195,831	$188,991	$185,876

	Period End Shares Outstanding	13,426	13,388	13,361	13,328	13,292
	Tangible Book Value per Share (Non-GAAP)	$15.23	$14.98	$14.66	$14.18	$13.98
	Net Income	6,738	6,647	6,549	6,569	5,933
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	13.18%	13.47%	13.62%	13.86%	12.79%
3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 35.

		9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
	Interest Income (GAAP)	$19,282	$19,237	$18,626	$18,510	$17,831
	Add: Tax-Equivalent adjustment (Non-GAAP)	1,121	1,106	1,119	1,109	1,093
	Interest Income - Tax Equivalent (Non-GAAP)	$20,403	$20,343	$19,745	$19,619	$18,924
	Net Interest Income (GAAP)	$17,877	$17,953	$17,363	$17,279	$16,578
	Add: Tax-Equivalent adjustment (Non-GAAP)	1,121	1,106	1,119	1,109	1,093
	Net Interest Income - Tax Equivalent (Non-GAAP)	$18,998	$19,059	$18,482	$18,388	$17,671
	Average Earning Assets	$2,399,197	$2,373,122	$2,332,707	$2,317,784	$2,232,238
	Net Interest Margin (Non-GAAP)*	3.15%	3.23%	3.19%	3.15%	3.14%

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

5.
For the recently-completed quarter, all of the regulatory capital ratios in the table on page 37 and the table in this Note 5, below, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. The Common Equity Tier 1 Capital Ratio (CET1 Ratio) of Arrow as of 9/30/2016 that is listed in the tables (i.e., 12.80%) not only exceeds the currently required minimum CET1 Ratio of 5.125%, but also exceeds the minimum CET1 Ratio that will be required when the Capital Conservation Buffer is fully phased-in, on January 1, 2019, of 7.00% (including the ultimate required Capital Conservation Buffer of 2.50%).

		9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
	Total Risk Weighted Assets	$1,690,646	$1,662,381	$1,617,957	$1,590,129	$1,574,704
	Common Equity Tier 1 Capital	216,382	211,801	207,777	203,848	199,377
	Common Equity Tier 1 Capital Ratio	12.80%	12.74%	12.84%	12.82%	12.66%

     * Quarterly ratios have been annualized

# 38

Arrow Financial Corporation Selected Year-to-Date Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Nine Months Ended	9/30/2016	9/30/2015
Net Income	$19,934	$18,093
Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	88	64

Share and Per Share Data:(1)
Period End Shares Outstanding	13,426	13,292
Basic Average Shares Outstanding	13,374	13,273
Diluted Average Shares Outstanding	13,439	13,314
Basic Earnings Per Share	$1.49	$1.36
Diluted Earnings Per Share	1.48	1.36
Cash Dividend Per Share	0.73	0.71

Selected Year-to-Date Average Balances:
Interest-Bearing Deposits at Banks	21,665	28,504
Investment Securities	704,890	695,777
Loans	1,641,899	1,460,681
Deposits	2,072,052	1,968,132
Other Borrowed Funds	173,159	106,264
Shareholders’ Equity	223,214	206,263
Total Assets	2,493,909	2,307,263
Return on Average Assets, annualized	1.07%	1.05%
Return on Average Equity, annualized	11.93%	11.73%
Return on Tangible Equity, annualized (Non-GAAP) (2)	13.42%	13.38%
Average Earning Assets	2,368,454	2,184,962
Average Paying Liabilities	1,883,717	1,752,028
Interest Income, Tax-Equivalent (Non-GAAP) (3)	60,491	55,498
Interest Expense	3,952	3,582
Net Interest Income, Tax-Equivalent (Non-GAAP) (3)	56,539	51,916
Tax-Equivalent Adjustment (Non-GAAP) (3)	3,346	3,270
Net Interest Margin, annualized (Non-GAAP) (3)	3.19%	3.18%

Efficiency Ratio Calculation: (4)
Noninterest Expense	44,337	43,188
Less: Intangible Asset Amortization	223	250
Net Noninterest Expense	44,114	42,938
Net Interest Income, Tax-Equivalent (Non-GAAP) (3)	56,539	51,916
Noninterest Income	21,184	21,437
Less: Net Securities Gain	144	106
Net Gross Income	77,579	73,247
Efficiency Ratio (Non-GAAP)	56.86%	58.62%

# 39

Arrow Financial Corporation
Selected Year-to-Date Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 29, 2016, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 35.

		9/30/2016	9/30/2015
	Total Stockholders' Equity (GAAP)	$229,208	$211,142
	Less: Goodwill and Other Intangible assets, net	24,675	25,266
	Tangible Equity (Non-GAAP)	$204,533	$185,876

	Period End Shares Outstanding	13,426	13,292
	Tangible Book Value per Share (Non-GAAP)	$15.23	$13.98
	Net Income	19,934	18,093
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	13.42%	13.38%

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 35.

		9/30/2016	9/30/2015
	Net Interest Income (GAAP)	$57,145	$52,228
	Add: Tax-Equivalent adjustment (Non-GAAP)	$3,346	$3,270
	Net Interest Income - Tax Equivalent (Non-GAAP)	$60,491	$55,498
	Net Interest Income (GAAP)	$53,193	$48,646
	Add: Tax-Equivalent adjustment (Non-GAAP)	3,346	3,270
	Net Interest Income - Tax Equivalent (Non-GAAP)	$56,539	$51,916
	Average Earning Assets	$2,368,454	$2,184,962
	Net Interest Margin (Non-GAAP)*	3.19%	3.18%

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

* Year-to-date ratios have been annualized

# 40

Average Consolidated Balance Sheets and Net Interest Income Analysis
(see “Use of Non-GAAP Financial Measures” on page 35)
(Fully Taxable Basis using a marginal tax rate of 35%)
(Dollars In Thousands)
Quarter Ended September 30:	2016			2015
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$21,635	$34	0.63%	$17,788	$13	0.29%
Investment Securities:
Fully Taxable	409,355	1,893	1.84	438,651	1,984	1.79
Exempt from Federal Taxes	287,357	2,513	3.48	273,179	2,460	3.57
Loans	1,680,850	15,963	3.78	1,502,620	14,467	3.82
Total Earning Assets	2,399,197	20,403	3.38	2,232,238	18,924	3.36
Allowance for Loan Losses	(16,696)			(15,513)
Cash and Due From Banks	36,041			31,827
Other Assets	109,582			107,569
Total Assets	$2,528,124			$2,356,121
Deposits:
NOW Accounts	$869,439	320	0.15	$871,839	292	0.13
Savings Deposits	607,850	231	0.15	556,144	189	0.13
Time Deposits of $100,000 or More	75,388	128	0.68	59,639	89	0.59
Other Time Deposits	129,960	164	0.50	135,647	179	0.52
Total Interest-Bearing Deposits	1,682,637	843	0.20	1,623,269	749	0.18
Short-Term Borrowings	134,946	152	0.45	73,887	55	0.30
FHLBNY Term Advances and Other Long-Term Debt	75,000	410	2.17	75,000	449	2.38
Total Interest-Bearing Liabilities	1,892,583	1,405	0.30	1,772,156	1,253	0.28
Demand Deposits	381,195			347,469
Other Liabilities	26,298			27,162
Total Liabilities	2,300,076			2,146,787
Stockholders’ Equity	228,048			209,334
Total Liabilities and Stockholders’ Equity	$2,528,124			$2,356,121
Net Interest Income (Tax-equivalent Basis) (Non-GAAP) (1)		18,998			17,671
Reversal of Tax Equivalent Adjustment		(1,121)	(0.19)%		(1,093)	(0.19)%
Net Interest Income		$17,877			$16,578
Net Interest Spread (Non-GAAP) (1)			3.08%			3.08%
Net Interest Margin (Non-GAAP) (1)			3.15%			3.14%

1 See Note 3 on p. 40

# 41

Average Consolidated Balance Sheets and Net Interest Income Analysis
(see “Use of Non-GAAP Financial Measures” on page 35)
(Fully Taxable Basis using a marginal tax rate of 35%)
(Dollars In Thousands)
Nine-Month Period Ended September 30:	2016			2015
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$21,665	$100	0.62%	$28,504	$60	0.28%
Investment Securities:
Fully Taxable	427,937	6,006	1.87	426,148	5,949	1.87
Exempt from Federal Taxes	276,953	7,427	3.58	269,629	7,240	3.59
Loans	1,641,899	46,958	3.82	1,460,681	42,249	3.87
Total Earning Assets	2,368,454	60,491	3.41	2,184,962	55,498	3.40
Allowance for Loan Losses	(16,316)			(15,548)
Cash and Due From Banks	32,327			31,234
Other Assets	109,444			106,615
Total Assets	$2,493,909			$2,307,263
Deposits:
NOW Accounts	$909,268	941	0.14	$902,745	960	0.14
Savings Deposits	604,886	677	0.15	544,959	538	0.13
Time Deposits of $100,000 or More	66,230	313	0.63	59,857	267	0.60
Other Time Deposits	130,174	497	0.51	138,203	566	0.55
Total Interest-Bearing Deposits	1,710,558	2,428	0.19	1,645,764	2,331	0.19
Short-Term Borrowings	98,159	303	0.41	43,169	80	0.25
FHLBNY Term Advances and Other Long-Term Debt	75,000	1,221	2.17	63,095	1,171	2.48
Total Interest-Bearing Liabilities	1,883,717	3,952	0.28	1,752,028	3,582	0.27
Demand Deposits	361,494			322,368
Other Liabilities	25,484			26,604
Total Liabilities	2,270,695			2,101,000
Stockholders’ Equity	223,214			206,263
Total Liabilities and Stockholders’ Equity	$2,493,909			$2,307,263
Net Interest Income (Tax-equivalent Basis) (Non-GAAP)		56,539			51,916
Reversal of Tax Equivalent Adjustment		(3,346)	(0.19)%		(3,270)	(0.20)%
Net Interest Income		$53,193			$48,646
Net Interest Spread (Non-GAAP) (1)			3.13%			3.13%
Net Interest Margin (Non-GAAP) (1)			3.19%			3.18%

1 See Note 3 on p. 40

# 42

OVERVIEW
We reported net income for the third quarter of 2016 of $6.7 million, an increase of $805 thousand, or 13.6%, over our net income for the third quarter of 2015. Diluted earnings per share (EPS) for the quarter were $0.50, an increase of $0.05, or 11.1%, from the EPS of $0.45 reported for the third quarter of 2015. Return on average equity (ROE) for the third quarter of 2016 continued to be strong at 11.75%, up from an ROE of 11.24% for the quarter ended September 30, 2015. Return on average assets (ROA) for the 2016 third quarter was 1.06%, an increase from an ROA of 1.00% for the quarter ended September 30, 2015. The increase in net income between the respective periods was largely the result of a significant increase in net interest income, which itself was primarily attributable to an even greater increase in average earning assets, particularly in loans, between the periods. Tax-equivalent net interest income (a non-GAAP measure) increased between the respective quarters by approximately 0.4%, while average earning assets increased by 7.5%. Total loans increased between the respective period ends by $170 million, or 11.1%. Since the third quarter of 2015, we have expanded our smaller subsidiary bank, Saratoga National Bank, deeper into the Capital District, with the opening of a branch location in Rensselaer County. Salaries and employee benefits expenses decreased by 0.1% in the third quarter of 2016 compared to the 2015 quarter, due at least in part to a small decrease in the number of full-time equivalent employees between the periods. Total assets were $2.58 billion at September 30, 2016, which represented an increase of $134.3 million, or 5.5%, from the level at December 31, 2015, and an increase of $160.9 million, or 6.7%, from the September 30, 2015 level.
The changes in net income, net interest income and net interest margin between the three- and nine-month periods are more fully described under the heading "RESULTS OF OPERATIONS," beginning on page 58.
Stockholders’ equity was $229.2 million at September 30, 2016, an increase of $15.2 million, or 7.1%, from the December 31, 2015 level of $214.0 million, and an increase of $18.1 million, or 8.6%, from the prior year level (representing, in each case, a higher rate of growth than the growth in total assets). The components of the change in stockholders’ equity since year-end 2015 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
Regulatory Capital and Increase in Stockholders' Equity: At September 30, 2016, we exceeded by a substantial amount all required minimum capital ratios under the new bank regulatory capital rules at both the holding company and bank levels. At that date, both of our banks, as well as our holding company, continued to qualify as "well-capitalized" under the recently revised capital classification guidelines that became effective contemporaneously with the new bank regulatory capital rules in 2015. Because of our continued profitability and strong asset quality, our regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, and are well in excess of the currently required minimum levels, which, as a result of the Dodd-Frank Act, have increased and will continue to increase, as a percentage of assets, each year from 2015 to 2019.
At September 30, 2016, our book value per share was $17.07, up by 7.5% over the year earlier level, and our tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $15.23, an increase of $1.25, or 8.9%, over the level as of September 30, 2015, and an increase of $1.05, or 7.4%, over the December 31, 2015 level. See the disclosure on page 35 related to our use of non-GAAP financial measures generally, and tangible book value, specifically. In the past nine months, total shareholders' equity increased by 7.1% and our total book value per share increased by 6.4%. The increase in stockholders' equity over the first nine months of 2016 principally reflected the following factors: (i) $19.9 million of net income for the period, (ii) $2.5 million of other comprehensive income for the period, and (iii) issuance of $3.1 million of common stock through our employee benefit and dividend reinvestment plans; reduced by (iii) cash dividends of $9.7 million; and (iv) repurchases of our own common stock, principally in connection with stock-for-stock option exercises, of $1.8 million. As of September 30, 2016, our closing stock price was $32.83, representing a trading multiple of 2.16 to our tangible book value. As adjusted for a 3.0% stock dividend distributed September 29, 2016, the Company paid a quarterly cash dividend of $0.238 per share for each of the first three quarters of 2015, and a cash dividend of $0.243 per share for the last quarter of 2015 and the first three quarters of 2016.

Loan Quality: Our net charge-offs for the third quarter of 2016 were $303 thousand as compared to $337 thousand for the comparable 2015 quarter. Our ratio of net charge-offs to average loans (annualized) was 0.07% for the third quarter of 2016 compared to 0.09% for the third quarter of 2015. Our peer group's weighted average ratio of net charge-offs to average loans was 0.07% for the period ended June 30, 2016. See page 34 for a discussion of our peer group. At September 30, 2016, our allowance for loan losses was $17.0 million representing 0.99% of total loans, down 3 basis points from the December 31, 2015 ratio. We believe this allowance is appropriate and reflects the continuing strong credit quality in the loan portfolio.
Nonperforming loans were $6.8 million at September 30, 2016, representing 0.40% of period-end loans, a decrease of 19 basis points from our year-earlier ratio. By way of comparison, the weighted average ratio for our peer group was 0.84% at June 30, 2016, considerably better (lower) than the peer group's ratios at earlier year-ends but still considerably higher than ours on such date. Our ratio has remained quite low and stable from 2008 through the date of this Report.

Loan Growth: During the first nine months of 2016, we experienced increases in outstanding balances in each of the largest segments of our loan portfolio, without any significant deterioration in our credit quality.

Commercial Loans: These loans comprised 6.0% of our loan portfolio at period-end, and the balance was up slightly (by 0.5%), over the year-end 2015 balance. The business sector in our service area, including small- and mid-sized business with headquarters in the area, continued to be in reasonably good financial condition at period-end, and some lines of business appear to be experiencing modest improvement during the year.
Commercial Real Estate Loans: Commercial property values in our region have remained stable in recent periods, although it should be noted such values did not show significant deterioration even in the worst phases of the financial crisis. We update

# 43

the appraisals on our nonperforming and watched CRE loan properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal. CRE loans comprised 25.1% of our loan portfolio at period-end; the period-end balance of such loans was up significantly (by 11.4%) over the year-end 2015 balance.
Consumer Loans: These loans (primarily automobile loans) comprised 30.7% of our loan portfolio at period-end; the balance of these loans also was up significantly (by 12.7%) over the year-end level. Consumer automobile loans at September 30, 2016, were $516 million, or 98.6% of this portfolio segment. In the first nine months of 2016, we did not experience any significant increase in our delinquency rate or in the percentage of nonperforming loans in this segment. Employment in our service area continues to expand modestly, and unemployment rates remain low, well off their post-crisis levels.
Residential Real Estate Loans: These loans, including home equity loans, made up 38.2% of our portfolio at period-end, and the balance was up, if only modestly (by 4.8%), over the year-end 2015 balance. The residential real estate market in our service area has been stable in recent periods. During the worst of the financial crisis, we did not experience a notable increase in our foreclosure or loss rates on our residential real estate loans, nor have we in ensuing periods, primarily due to the fact that we have never originated or participated in underwriting high-risk mortgage loans. During 2015 and 2016 refinancings of our own loans represented about 15% of our total originations. If long-term interest rates, which decreased during the second quarter of 2016 before rebounding modestly during the third quarter, do not increase significantly above their period-end levels, we may continue to experience a modest volume of mortgage refinancings. We originated nearly all of the residential real estate loans currently held in our portfolio and apply conservative underwriting standards to our originations. We typically sell a portion, sometimes a significant portion, of our residential real estate mortgage originations to the secondary market, although our sales of originations as a portion of our total originations have diminished somewhat in recent periods.

Liquidity and Access to Credit Markets: We have not experienced any liquidity problems or special concerns thus far in 2016, nor did we in any prior years the back to and during the financial crisis. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed significantly in recent periods (see our general liquidity discussion on page 56). Historically, we have principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (our main liability-based sources are overnight borrowing arrangements with our correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). We regularly perform a liquidity stress test and periodically test our contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.

Visa Class B Common Stock: Our banks, as former member banks of Visa, continue to bear some indirect contingent liability to various third parties who may have certain claims against Visa, including class action claims, to the extent that Visa's direct liabilities resulting from such claims ultimately may exceed the amounts held in a litigation escrow account set up by Visa several years ago to defray such liabilities, using funds which would otherwise have been owed by it to its member banks in redemption of their Class B Visa shares. In July 2012, Visa and MasterCard entered into a Memorandum of Understanding ("MOU") with a class of plaintiffs to settle certain covered antitrust claims against the two card companies involving merchant discounts. In December 2013, a federal judge gave final approval to the class settlement agreement in this litigation. The total cash settlement payment was set at approximately $6.05 billion, of which Visa’s share represented approximately $4.4 billion. Visa has paid its portion of this settlement from the litigation escrow account.  However, approximately one hundred merchants have filed a challenge to the settlement based on claims of attorney misconduct  causing some uncertainty with respect to the finalization of the settlement.  Previously, in the second quarter 2012, in light of the state of covered litigation at Visa at the time and the substantial dollar amount in the litigation escrow fund then remaining , we determined to reverse the entire amount of an earlier VISA litigation-related accrual, which was then $294 thousand pre-tax. This reversal reduced our other operating expenses for the year ending December 31, 2012. We believed then, and continue to believe, that the balance that Visa currently maintains in its litigation escrow account is sufficient to satisfy Visa's remaining direct liability to such claims, if any, without further resort to the contingent liability of the former Visa member banks. At September 30, 2016, the Company held 27,771 shares of Visa Class B common stock and we continue not to recognize any economic value for these shares.

Sale of Loomis & LaPann, Inc.: Effective October 30, 2015, the Company sold 100% of the stock of one of its wholly-owned subsidiary insurance agencies, Loomis & LaPann, Inc. (“Loomis”), to a local insurance agency headquartered in Glens Falls, NY. Historically, Loomis had sold as its featured product sports insurance, which was the line of business the buyer was particularly interested in acquiring, but Loomis had also sold property and casualty insurance. Thus, prior to the sale of Loomis to the buyer, the Company transferred Loomis's property and casualty business to another of the Company’s wholly-owned subsidiary insurance agencies, the McPhillips Agency, such that the sports insurance business was the primary business line sold to the buyer at closing.  The right to use the Loomis name was also transferred to the buyer.  The Loomis sports insurance business, while we owned it, was very specialized and the vast majority of the related revenue was generated from customers located outside of our service area in New York State. Three Loomis employees who were principally involved in the sports insurance business remained with Loomis as part of the sale.  We will receive post-closing cash payments from the buyer through 2018.

# 44

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	September 30, 2016	December 31, 2015	September 30, 2015	From December	From September	From December	From September
Interest-Bearing Bank Balances	$35,503	$16,252	$25,821	$19,251	$9,682	118.5%	37.5%
Securities Available-for-Sale	339,190	402,309	397,559	(63,119)	(58,369)	(15.7)%	(14.7)%
Securities Held-to-Maturity	338,238	320,611	317,480	17,627	20,758	5.5%	6.5%
Loans (1)	1,707,216	1,573,952	1,536,925	133,264	170,291	8.5%	11.1%
Allowance for Loan Losses	16,975	16,038	15,774	937	1,201	5.8%	7.6%
Earning Assets (1)	2,425,518	2,321,963	2,282,928	103,555	142,590	4.5%	6.2%
Total Assets	$2,580,485	$2,446,188	$2,419,551	$134,297	$160,934	5.5%	6.7%
Demand Deposits	$381,760	$358,751	$347,963	$23,009	$33,797	6.4%	9.7%
NOW Accounts	993,221	887,317	971,252	105,904	21,969	11.9%	2.3%
Savings Deposits	629,201	594,538	568,022	34,663	61,179	5.8%	10.8%
Time Deposits of $100,000 or More	79,222	59,792	60,978	19,430	18,244	32.5%	29.9%
Other Time Deposits	129,783	130,025	133,836	(242)	(4,053)	(0.2)%	(3.0)%
Total Deposits	$2,213,187	$2,030,423	$2,082,051	$182,764	$131,136	9.0%	6.3%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$38,589	$23,173	$24,414	$15,416	$14,175	66.5%	58.1%
FHLB Advances - Overnight	—	82,000	—	(82,000)	—	(100.0)%	—%
FHLB Advances - Term	55,000	55,000	55,000	—	—	—%	—%
Stockholders' Equity	229,208	213,971	211,142	15,237	18,066	7.1%	8.6%
(1) Includes Nonaccrual Loans

Municipal Deposits: Fluctuations in balances of our NOW accounts are largely the result of municipal deposit seasonality factors. Over the past twelve months, municipal deposits on average have ranged from 31% to 35% of our total deposits. As of September 30, 2016, municipal deposits represented 32.5% of total deposits. Municipalities normally utilize NOW accounts and time deposits of short duration. Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.
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
The financial crisis had a significant negative impact on municipal tax revenues in many regions, and consequently on municipal funds available for deposit in banks. Our banks, however, did not experience and have not experienced sustained decreases in municipal deposit levels in the post-crisis years, other than normal seasonal fluctuations, nor have they experienced municipal client pressure to pay higher than normal rates on such deposits (despite the continuing strong competition for municipal deposits). However, if in the future interest rates begin to rise significantly or the competition for municipal deposits otherwise becomes more intense, we may experience either or both of these adverse developments, i.e., a sustained decrease in municipal deposit levels and/or an elevation in the rates we are forced to pay on such deposits above our normal rates.
Changes in Sources of Funds: Our total deposits increased $182.8 million, or 9.0%, from December 31, 2015 to September 30, 2016. While our municipal deposits increased significantly during the period, by 14.9%, our consumer and business deposit balances also increased by 6.4%. Like most banks, we continue to experience a general shift in balances from higher rate time deposits to lower rate savings and NOW accounts as well as no-cost demand deposits, a trend that matches the continuing decline in recent years in prevailing interest rates generally. At both September 30, 2016 and September 30, 2015, we had no borrowings of overnight funds from the FHLB. However, while much of our significant loan growth during the first three quarters was funded by our increase in deposits, we also continued to make use of our term borrowing capacity at the FHLB as a supplemental source of funds, as well as occasional use of FHLB overnight advances. At September 30, 2016, our term advances from the FHLB were $55.0 million, unchanged from both our year-end 2015 balance and our September 30, 2015 balance.
Changes in Earning Assets: Our loan portfolio at September 30, 2016, was $1.71 billion, up by $133.3 million, or 8.5%, from the December 31, 2015 level and up by $170.3 million, or 11.1%, from the September 30, 2015 level. We experienced the following trends in our four largest segments:

1.	Commercial loans. This segment of our portfolio increased by $0.5 million, or 0.5%, during the first nine months of 2016, representing the impact of a steady demand for such loans during the period.

# 45

2. Commercial real estate loans. This segment of our portfolio increased significantly, by $44.1 million, or 11.4%, during the first nine months of 2016, representing the impact of continued strong demand for such loans offset in part by a few large payoffs during the period.

3.
Consumer loans (primarily automobile loans through indirect lending). As of September 30, 2016, these loans, primarily auto loans, had increased by $59.2 million, or 12.7%, from the December 31, 2015 balance, reflecting a continuation of strong demand for new and used vehicles region-wide and an expansion of our dealer network for indirect lending.

4. Residential real estate loans. This segment increased slightly during the first nine months of 2016, by $29.5 million, or 4.8%. As in prior periods, we elected to sell a substantial portion of our residential mortgage originations during the period to Freddie Mac. However, our gross originations were down slightly during the period, compared to the comparable 2015 period, and we retained a higher percentage of our originations than in the year earlier period. Nevertheless, demand for new mortgage loans remained strong throughout the first three quarters, reflecting continuing low rates and a stable local economy with low unemployment.

Most of our incoming cash flows during the first nine months of 2016 came from a combination of increased deposit balances (some of which were seasonal) and from overnight borrowings from the FHLB. We used these positive cash-flows as well as loan amortization payments principally to fund our loan growth during the period. Most of the cash flows from our investment securities portfolios was redeployed back into that portfolio.

Deposit Trends
The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The principal change in deposit balances over the period was the steady drop-off in time deposits, including time deposits of $100,000 or more, versus the steady increase in lower and no-cost deposits, particularly savings and demand deposits. If and to the extent that interest rates, and corresponding deposit rates, across all maturities, begin to increase in future periods from their current still historically low levels (a development that continues to be forecast by many financial commentators), we would expect this trend eventually to reverse itself, i.e., for higher rate time deposits to increase, proportionately, while lower rate demand and savings deposits decrease, with possible heightened pressure on our net interest margin from the liability side.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
Demand Deposits	$381,195	$357,285	$345,783	$348,748	$347,469
NOW Accounts	869,439	928,904	929,898	953,609	871,839
Savings Deposits	607,850	602,625	604,151	582,140	556,144
Time Deposits of $100,000 or More	75,388	63,117	60,085	60,294	59,639
Other Time Deposits	129,960	130,518	130,047	131,035	135,647
Total Deposits	$2,063,832	$2,082,449	$2,069,964	$2,075,826	$1,970,738

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
Demand Deposits	18.5%	17.2%	16.7%	16.8%	17.6%
NOW Accounts	42.1%	44.6%	44.9%	45.9%	44.2%
Savings Deposits	29.5%	28.9%	29.3%	28.1%	28.2%
Time Deposits of $100,000 or More	3.7%	3.0%	2.9%	2.9%	3.0%
Other Time Deposits	6.3%	6.3%	6.3%	6.3%	6.9%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%
We typically experience little growth in average deposit balances in the first quarter of each calendar year. However, municipal balances tend to grow sharply at the very end of the first quarter primarily as a result of New York State distributing state aid to local municipalities. The seasonal nature of these municipal balances usually results in little net growth or a small contraction from mid-second quarter through most of the third quarter of the year (when municipal deposits normally drop off), and a return to growth late in the third and in the fourth quarters (when municipal deposits tend to increase, sometimes substantially, to and through year-end). This pattern has held true in recent periods. There was a slight increase in average deposit balances from the first to the second quarter of 2016 followed by a slight decrease in the third quarter, in both municipal and non-municipal deposits. At September 30, 2016, however, in accordance with our historical experience, period-end deposit balances were up over each of the prior two quarter-ends, reflecting a late September surge.

# 46

Quarterly Cost of Deposits

	Quarter Ended
	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.15	0.13	0.13	0.13	0.13
Savings Deposits	0.15	0.15	0.15	0.14	0.13
Time Deposits of $100,000 or More	0.68	0.62	0.58	0.59	0.59
Other Time Deposits	0.50	0.51	0.52	0.53	0.52
Total Deposits	0.16	0.15	0.15	0.15	0.15

During the quarter ended September 30, 2016, average rates paid by us on deposits generally and on most deposit categories increased slightly due to certain deposit customers shifting funds to higher costing deposit products. It was widely anticipated in late 2015, following the Federal Reserve's 25 basis point hike in the federal funds rate in December of that year, that the Fed would continue to effect additional small increases in short-term rates during 2016 and subsequent years. Through the first 3 quarters of 2016, however, as a result of Brexit and assorted economic "headwinds" encountered by most of the advanced nations, those expectations of meaningful additional monetary tightening in the U.S. were put on hold. The Fed gave strong indications in October 2016 that a second small rate hike in the Fed Funds rate (25 basis points) might be expected at or before year-end. However, to the extent that further small increases by the Fed in short-term rates may ultimately take place, at year-end 2016 or later, there also continues to be an expectation in financial markets that any such tightening may not have an equivalent impact on medium- or long-term rates until much later, if at all, and that any future increases in prevailing rates may be, at most, infrequent and relatively small.

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
In the past (most recently in 2004), we occasionally relied on the issuance of long-term trust preferred securities (or TRUPs) to supplement our funding needs. As a result of the Dodd-Frank Act and its removal of Tier 1 regulatory capital treatment for TRUPs issued after the Act's grandfathering date, we like all insured financial institutions of our size or larger have not issued any TRUPs since that date and are not likely to issue any TRUPs in the future. However, consistent with the grandfathering provision in Dodd-Frank, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on our consolidated balance sheet as of September 30, 2016 (i.e., our previously issues TRUPS) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed, as is further discussed under “Capital Resources” beginning on page 53 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if any of certain other unanticipated but negative events should occur, such as any adverse change in tax laws that might deny the Company the ability to deduct interest paid on these obligations for federal income tax purposes.

Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type. For purposes of the following tables only, we have broken out Home Equity loans from Residential Real Estate loans (they are otherwise included in a single category in this Report) and similarly we have broken out Other Consumer Loans from Consumer Loans--Automobile (again, these are otherwise reported as a single category in this Report). Over the last five quarters, the average balances for all of the below-listed categories of loans have steadily and significantly increased, except for "Other Consumer Loans" (i.e., non-automobile consumer loans), which represent only a very small portion (1.6%) of the total portfolio.

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
Commercial and Commercial Real Estate	$524,523	$519,775	$502,392	$495,173	$466,370
Residential Real Estate	470,865	462,253	451,330	438,987	421,448
Home Equity	133,009	131,513	130,227	128,085	123,543
Consumer Loans - Automobile	525,402	509,180	484,646	467,930	465,726
Other Consumer Loans (1)	27,052	26,680	26,423	26,059	25,533
Total Loans	$1,680,851	$1,649,401	$1,595,018	$1,556,234	$1,502,620

# 47

Percentage of Total Quarterly Average Loans

	Quarter Ended
	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
Commercial and Commercial Real Estate	31.2%	31.5%	31.5%	31.8%	31.0%
Residential Real Estate	28.0%	28.0%	28.3%	28.2%	28.1%
Home Equity	7.9%	8.0%	8.2%	8.2%	8.2%
Consumer Loans - Automobile	31.3%	30.9%	30.4%	30.1%	31.0%
Other Consumer Loans (1)	1.6%	1.6%	1.6%	1.7%	1.7%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise included by us as part of our residential real estate loans in this Report.

Maintenance of High Quality in the Loan Portfolio
For many reasons we largely avoided any significant deterioration in asset quality during and after the 2008-2009 financial crisis. We did not at any point during this period experience any material weakening in the quality of our loan portfolio or any segment thereof. In general, we have historically underwritten our residential real estate loans to secondary market standards for prime loans and have not engaged in subprime mortgage lending as a business line. Similarly, we have historically applied high underwriting standards in our commercial and commercial real estate lending operations and generally in our indirect (automobile) lending program as well. We have occasionally made loans, including indirect loans, to borrowers having FICO scores below the highest credit quality classifications, where special circumstances such as competitive considerations have led us to conclude it was appropriate to do so, with suitable protections against any enhanced perceived risk in such loans. In recent periods, we also have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising 38.2% of the entire portfolio at September 30, 2016), eclipsing both our commercial and commercial real estate loans, which represented 31.1% of the portfolio on that date, and our consumer loans (primarily automobile loans), which were 30.7% of the portfolio. Our gross originations for residential real estate loans (including refinancings of pre-existing mortgage loans) were $114.2 million and $127.0 million for the first nine months of 2016 and 2015, respectively. These origination totals exceeded the sum of repayments and prepayments in the respective quarters, but in each period we also sold a portion of these originations on or immediately after origination. In the first nine months of 2016, we sold $18.7 million, or 18.9%, of our originations. In the first nine months of 2015, we sold a smaller amount, $15.3 million, or 14.2%, of our originations. During recent periods, commencing in 2014, we have offered additional competitive products for variable rate (adjustable) residential real estate and construction loans. These variable rate loans have not been subprime loans. We have not sold any of these variable rate loans to the secondary market.
Just as short-term rates in U.S. financial markets fell very quickly at the onset of the 2008-2009 financial crisis and continued to decline thereafter to historically low levels, where they have largely remained, so too did rates on conventional real estate mortgages fall to historically low levels, where they too largely remain with occasional fluctuations, usually in response to monetary steps undertaken by the Federal Reserve to grow or limit the growth of the supply of money. In recent periods, the Fed has moved slowly toward a more restrictive monetary policy, i.e., has curtailed its quantitative easing programs and has started to warn markets that it may seek to raise rates, in very small increments, to head off any incipient inflationary pressures. Nevertheless, U.S. financial markets have yet to exit from the historically unprecedented low-rate environment in which they have remained in recent years, particularly across longer maturities. As long as this condition continues, we believe we likely will continue to see continuing healthy loan demand, especially for residential real estate loans. However, we also expect to continue to sell a portion of our mortgage loan originations and, as a result, may experience flat growth or even a decrease in our outstanding balances in this segment of our portfolio. Moreover, if our local economy suffers a major downturn or prevailing long-term interest rates increase to any meaningful degree, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Commercial Loans and Commercial Real Estate Loans: Over the last decade, we have experienced moderate and occasionally strong demand in these related segments of our loan portfolio. The combined loan balances have generally increased in dollar amount and have slightly increased as a percentage of the overall loan portfolio. For the first nine months of 2016, combined commercial and commercial real estate loan originations continued to be strong, with an annualized growth rate of 12.1%.
Substantially all commercial and commercial real estate loans in our portfolio were extended to businesses or borrowers located in our regional market. Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY rates or U.S. Treasury indices. We have not experienced any significant weakening in the quality of our commercial loan portfolio in recent years.
It is entirely possible, for the reasons discussed in the preceding section on Residential Real Estate Loans, that we may experience a reduction in the demand for commercial and commercial real estate loans loans and/or a weakening in the quality of this segment of the portfolio in upcoming periods. Any significant increase in prevailing interest rates, particularly in medium-or long maturities, may have a negative impact on our origination of such loans, although as mentioned in preceding sections of this Report, we do not currently anticipate any material increases in such rates in the near future. Generally, the business sector, at least in our service area, appeared to be in reasonably good financial condition at period-end.

# 48

Consumer Loans (primarily automobile loans through indirect lending): At September 30, 2016, our automobile loans (primarily loans originated through dealerships located in upstate New York and Vermont) represented the third largest category of loans in our portfolio, and continued to be a significant component of our business comprising almost a third of our loan portfolio.
Our new automobile loan volume for the first nine months of 2016 was strong, at $218.5 million, well above the $172.4 million originated in first nine months of 2015. As a result, our consumer loan portfolio also grew in the first nine months of 2016, by $59.2 million, or 12.7%, from our December 31, 2015 balance.
For credit quality purposes, we assign our potential automobile loan customers into one of four tiers, ranging from lower to higher quality in terms of anticipated credit risk. In recent periods a slightly higher ratio of our automobile loan originations have involved customers in the lower two tiers, i.e., loans entailing somewhat higher credit risk. However, in the first nine months of 2016, we experienced no significant increase in our net charge-offs on automobile loans. Our lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this segment of our portfolio. If weakness in auto demand returns, however, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company lending affiliates continue to offer highly-subsidized loans. Of course, if economic conditions in our indirect loan service area should generally weaken in upcoming periods, we would expect some negative impact on the quality of this segment of our portfolio as well as other segments.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
Commercial and Commercial Real Estate	4.28%	4.44%	4.32%	4.37%	4.33%
Residential Real Estate	4.20%	4.22%	4.22%	4.21%	4.23%
Home Equity	3.13%	3.08%	3.05%	2.92%	2.94%
Consumer Loans - Automobile	3.12%	3.08%	3.07%	3.08%	3.09%
Other Consumer Loans	5.17%	5.10%	5.08%	5.16%	5.35%
Total Loans	3.82%	3.86%	3.82%	3.83%	3.82%

The average yield in our total loan portfolio during the third quarter of 2016 reflected no change from the average yield during the third quarter of 2015, but declined by 4 basis points compared to the average yield in the total portfolio during the immediately preceding quarter. It is too early to conclude that the leveling off of our average yield between the second and third quarters of 2016 represents a turning point in the long-term trend of declining yields in the portfolio. This flattening of yields may not be sustainable if prevailing rates for medium to long maturities should remain at their current historic lows or resume their decline, after temporarily moving upward during the latter half of the third quarter. Moreover, even though the average cost of our deposits has remained essentially unchanged in recent periods, as downward repricing opportunities on retail deposits have become much more limited in the face of an assumed zero-rate floor on such deposits, we also did not experience any notable uptick in average deposit rates in the completed quarter, and any resulting upward pressure on loan rates still appears to be minimal.
Of course, to the extent that the long-term declining rate environment may at some point bottom out and rates may begin to move upward, across all maturities, we would expect to see matching increases in the average yield on our loan portfolio, likely accompanied by corresponding increases in our cost of deposits and other funds (i.e., our margin may not improve if rates begin to move upward).
Regardless of the future direction or magnitude of changes in prevailing interest rates, the yield on our loan portfolio will ultimately be impacted by such changes. However, the timing and degree of responsiveness, in loans generally and as between various categories of loans, will be influenced by a variety of other factors, including the extent of federal government participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and much of this cash flow reprices at current rates for credit, as new loans are generated at current yields. Thus, even if prevailing rates for newly-originated or variable rate loans should stabilize or increase slightly in upcoming periods, our average rate on our portfolio may continue to slowly decline for some period of time thereafter, as older credits in our portfolio bearing generally higher rates continue to mature and either roll over or are redeployed into what will still be lower priced loans.

# 49

Investment Portfolio Trends
The table below presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2015 to September 30, 2016 (in thousands).
The net reduction in the two portfolios on a combined basis during the period (of $41.6 million, or 5.8%) reflected our strategy in recent years to reallocate earning assets from investment securities to higher yielding loans to maximize earning asset yields. The principal changes in our securities available-for-sale portfolio over the period were monthly principal paydowns of Mortgage-Backed Securities-Residential and, to a lesser degree, maturities of State and Municipal Obligations and Corporate and Other Debt Securities, which together exceeded new purchases. The principal change in our held-to-maturity portfolio over the period was the purchase of State and Municipal Obligations in amounts exceeding the maturities of such securities, offset in part by monthly principal pay-downs of Mortgage-Backed Securities-Residential.

(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	9/30/2016	12/31/2015	Change	9/30/2016	12/31/2015	Change
Securities Available-for-Sale:
U.S. Agency Securities	$153,926	$155,782	$(1,856)	$1,415	$(150)	$1,565
State and Municipal Obligations	31,628	52,408	(20,780)	66	102	(36)
Mortgage-Backed Securities-Residential	148,087	178,588	(30,501)	3,489	1,212	2,277
Corporate and Other Debt Securities	4,299	14,299	(10,000)	(201)	(245)	44
Mutual Funds and Equity Securities	1,250	1,232	18	130	112	18
Total	$339,190	$402,309	$(63,119)	$4,899	$1,031	$3,868

Securities Held-to-Maturity:
State and Municipal Obligations	$263,897	$230,621	$33,276	$6,642	$4,568	$2,074
Mortgage-Backed Securities-Residential	82,544	94,309	(11,765)	2,561	751	1,810
Corporate and Other Debt Securities	1,000	1,000	—	—	—	—
Total	$347,441	$325,930	$21,511	$9,203	$5,319	$3,884

At September 30, 2016, we held no investment securities in either of our securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issuers.
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
Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first nine months of 2016.
Increase in Net Unrealized Securities Gains (Losses): Nearly all of the change in our net unrealized gains or losses during recent periods has been attributable to changes in the prevailing rates during the periods in question, with little or no change in the credit-worthiness of the issuers.

# 50

Investment Sales, Purchases and Maturities
(In Thousands)

	Three Months Ended		Nine Months Ended
Sales	9/30/2016	9/30/2015	9/30/2016	9/30/2015
Available-For-Sale Portfolio:
Mortgage-Backed Securities-Residential	$—	$—	$—	$2,690
U.S. Agency Securities	—	—	4,793	18,618
Corporate Bonds and Other	—	11	5,631	35
Total	—	11	10,424	21,343
Net Gains on Securities Transactions	—	—	144	106
Proceeds on the Sales of Securities	$—	$11	$10,568	$21,449

Held-to-Maturity Portfolio:
State and Municipal Obligations	$—	$—	$2	$—
Net Gains on Securities Transactions	—	—	—	—
Proceeds on the Sales of Securities	$—	$—	$2	$—

Investment yields in the debt markets have experienced some volatility thus far in 2016. We regularly review our interest rate risk position along with our security holdings to evaluate if market opportunities have arisen that may permit us to reposition certain securities available-for-sale to enhance portfolio performance. Such was the case for the securities sales we made from the available-for-sale portfolio in the 2015 period, as listed in the table above. However, repositioning sales diminished in volume in the 2016 period, as the market presented fewer opportunities.
The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the nine-month periods periods ended September 30, 2016 and 2015, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

	Three Months Ended		Nine Months Ended
Purchases:	9/30/2016	9/30/2015	9/30/2016	9/30/2015
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$4,999	$—	$55,308
State and Municipal Obligations	—	—	10,920	—
Mortgage-Backed Securities-Residential	—	15,396	—	69,563
Other	—	11	—	35
Total Purchases	$—	$20,406	$10,920	$124,906

Maturities & Calls	$22,185	$14,995	$65,965	$70,971

	Three Months Ended		Nine Months Ended
Purchases:	9/30/2016	9/30/2015	9/30/2016	9/30/2015
Held-to-Maturity Portfolio
State and Municipal Obligations	$850	$1,248	$60,786	$54,796
Mortgage-Backed Securities-Residential	—	—	—	—
Total Purchases	$850	$1,248	$60,786	$54,796

Maturities & Calls	$17,699	$8,319	$42,295	$38,403

# 51

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
Loan Balances:
Period-End Loans	$1,707,216	$1,672,490	$1,622,728	$1,573,952	$1,536,925
Average Loans, Year-to-Date	1,641,899	1,622,210	1,595,018	1,484,766	1,460,681
Average Loans, Quarter-to-Date	1,680,850	1,649,401	1,595,018	1,556,234	1,502,620
Period-End Assets	2,580,485	2,540,242	2,478,871	2,446,188	2,419,551

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$16,038	$16,038	$16,038	$15,570	$15,570
Provision for Loan Losses, YTD	1,550	1,070	401	1,347	882
Loans Charged-off, YTD	784	417	217	1,106	835
Recoveries of Loans Previously Charged-off	171	107	65	227	157
Net Charge-offs, YTD	613	310	152	879	678
Allowance for Loan Losses, End of Period	$16,975	$16,798	$16,287	$16,038	$15,774

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$16,798	$16,287	$16,038	$15,774	$15,574
Provision for Loan Losses, QTD	480	669	401	465	537
Loans Charged-off, QTD	367	201	217	271	380
Recoveries of Loans Previously Charged-off	64	43	65	70	43
Net Charge-offs, QTD	303	158	152	201	337
Allowance for Loan Losses, End of Period	$16,975	$16,798	$16,287	$16,038	$15,774

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$6,107	$6,705	$7,445	$6,433	$7,791
Loans Past Due 90 or More Days and Still Accruing Interest	548	456	552	286	963
Restructured and in Compliance with Modified Terms	107	111	118	187	307
Total Nonperforming Loans	6,762	7,272	8,115	6,906	9,061
Repossessed Assets	149	47	165	140	61
Other Real Estate Owned	868	885	1,846	1,878	841
Total Nonperforming Assets	$7,779	$8,204	$10,126	$8,924	$9,963

Asset Quality Ratios:
Allowance to Nonperforming Loans	251.04%	231.00%	200.70%	232.23%	174.09%
Allowance to Period-End Loans	0.99%	1.00%	1.00%	1.02%	1.03%
Provision to Average Loans (Quarter) (1)	0.11%	0.16%	0.10%	0.12%	0.14%
Provision to Average Loans (YTD) (1)	0.13%	0.09%	0.10%	0.09%	0.08%
Net Charge-offs to Average Loans (Quarter) (1)	0.07%	0.04%	0.04%	0.05%	0.09%
Net Charge-offs to Average Loans (YTD) (1)	0.05%	0.03%	0.04%	0.06%	0.06%
Nonperforming Loans to Total Loans	0.40%	0.43%	0.50%	0.44%	0.59%
Nonperforming Assets to Total Assets	0.30%	0.32%	0.41%	0.36%	0.41%
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
In the third quarter of 2016, we made a $480 thousand provision for loan losses, compared to a provision of $537 thousand for the third quarter of 2015 and a provision of $669 thousand for the most recent prior quarter. A variety of factors and events during the most recent quarter dictated the amount of the provision for the quarter, some of which argued for a somewhat higher provision than in certain previous quarters, and others for a somewhat lower provision. Factors suggesting a higher provision included an increase in the level of adversely rated commercial real estate loans, an increase in the level of total loans outstanding, the level of net charge-offs during the quarter which were slightly higher than in immediately preceding quarters, and a slight increase in concerns over

# 52

economic conditions generally. However, several factors dictated a reduction in the provision and these more than offset the aggravating factors. These positive qualitative factors included a general strengthening in the quality of the loan portfolio during the period, including continuing substantial improvements in the already very low levels of our nonperforming loans across all categories and a continued decline in the unallocated portion of the reserve. See Note 3 to our unaudited interim consolidated financial statements for a discussion on how we classify our credit quality indicators as well as the balance in each category.
The ratio of the allowance for loan losses to total loans was 0.99% at September 30, 2016, a decrease of 3 basis points from the 1.02% ratio at December 31, 2015 and a decrease of 4 basis points from the 1.03% ratio at September 30, 2015.
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
Risk Elements
Our nonperforming assets at September 30, 2016 amounted to $7.8 million, a decrease of $1.1 million, or 12.8%, from the December 31, 2015 total and a decrease of $2.2 million, or 21.9%, from the year earlier total. A portion of this decrease was attributable to one commercial loan previously classified as nonperforming, which was fully paid-off during the second quarter of 2016. However, the decrease in our nonperforming loans over the 9-month period was significant and broad-based. In all recent periods, our ratios of nonperforming assets to total assets have remained below the average ratios for our peer group, although the average peer group ratios have improved dramatically in recent years, from post-crisis levels that were substantially higher (and substantially higher than our ratios during such periods). (See page 34 for a discussion of our peer group.) At June 30, 2016, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.32%, well below the 0.82% ratio of our peer group at such date (the latest date for which peer group information is available). At September 30, 2016 our ratio had fallen further, to 0.30%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	9/30/2016	12/31/2015	9/30/2015
Commercial Loans	$105	$100	$76
Commercial Real Estate Loans	—	—
Residential Real Estate Loans	1,693	1,763	827
Consumer Loans - Primarily Indirect Automobile	5,144	6,188	5,467
Total Delinquent Loans	$6,942	$8,051	$6,370

At September 30, 2016, our loans in this category totaled $6.9 million, a decrease of $1.1 million, or 13.8%, from the $8.1 million of such loans at December 31, 2015. The September 30, 2016 total of non-current loans equaled 0.41% of loans then outstanding, whereas the year-end 2015 total equaled 0.52% of loans then outstanding. The decrease from December 31, 2015 is primarily attributable to a substantial decrease in delinquent automobile loans, which were at a seasonally elevated level at year-end 2015 but declined (improved) substantially during the first quarter of 2016, to a more normal level, and continued to decline throughout the second and third quarters.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to our unaudited interim consolidated financial statements. We consider all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at September 30, 2016 was $33.7 million, up from the dollar amount of such loans at December 31, 2015, when the amount was $27.3 million, due primarily to the downgrade of three commercial borrowers. Although the risk rating on these loans has increased, at this time we expect to collect all payments of contractual interest and principal in full on these classified loans. These loans will continued to be closely monitored.
The economy in our market area has been relatively strong in recent years, compared to the immediate post-crisis years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in our market area as well, and ultimately on our loan portfolio, particularly our commercial and commercial real estate portfolio.
As of September 30, 2016, we held for sale three residential real estate properties and one commercial property in other real estate owned. We do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.
We do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES

Please see our discussion in our Form 10-K for December 31, 2015, under the heading "Regulatory Capital Standards" beginning on page 7, on the impact of the Dodd-Frank Act on regulatory capital standards for U.S. insured depository financial institutions such as our banks and our holding company. In essence, Dodd-Frank required the federal bank regulators to impose enhanced bank

# 53

regulatory capital standards on banks and their bank holding companies, in an effort to mitigate the negative effects of future financial crises on the U.S. banking system. In July 2013, the federal bank regulators adopted such enhanced standards, which first became effective for our holding company and our banks on January 1, 2015.
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
On January 1, 2015, we took the one-time election offered to community banking organization such as ours under the new capital rules to exclude accumulated other comprehensive income (AOCI) from regulatory capital in the calculation of our regulatory capital ratios.
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
Risk-Based Capital Ratios. The new risk-based capital guidelines (in effect, for us, since January 1, 2015), much like the old risk-based guidelines they replaced, assign risk weightings to all assets and certain off-balance sheet items of financial institutions for purposes of calculating institutions' various risk-based capital ratios. The risk-weightings of various categories of assets under the new capital rules are somewhat different than the risk-weightings under the old rules. The risk-weighting process generally results in a substantial discounting of low-risk or risk-free assets from their GAAP book values on the balance sheet; that is, a significant dollar amount of such assets "disappears" from the balance sheet in the risk-weighting process.
The risk-based guidelines establish three minimum ratios of regulatory capital to total risk-weighted assets. Each of these ratios defines regulatory "capital" to include a different set of capital elements.
(i) CET1 Capital. The first, most basic measure of regulatory capital for purposes of the new risk-based capital guidelines is "Common Equity Tier 1 Capital," or CET1. This definition includes in capital only common equity items, such as common stock, related surplus and retained earnings. The current minimum ratio of Common Equity Tier 1 Capital to risk-adjusted assets equals (A) 4.50%, plus (B) the currently required portion of the new capital buffer (discussed below), which portion during 2016 is .6125%, for a total current minimum CET1 ratio of 5.1125%.
(ii) Tier 1 Risk-Based Capital. The second, somewhat less stringent measure of regulatory capital for purposes of the risk-based capital guidelines is "Tier 1 Risk-Based Capital." This definition includes in capital all Common Equity Tier 1 Capital (as defined above), plus a limited amount of eligible permanent preferred stock and (for small- to medium-sized holding companies) a limited amount of grandfathered trust preferred securities (see the discussion below on Trust Preferred Securities under the heading "Capital Components; Stock Repurchases; Dividends"), minus intangible assets, net of associated deferred tax liabilities, and subject to certain other deductions. The current minimum ratio of Tier 1 Risk-Based Capital to risk-adjusted assets equals (A) 6.00%, plus (B) the currently required portion of the new capital buffer (.6125%), for a total current minimum Tier 1 Risk-Based Capital ratio of 6.6125%.
(iii) Total Risk-Based Capital. The third and most expansive measure of regulatory capital for purposes of the risk-based capital guidelines is "Total Risk-Based Capital." This definition includes in capital all Tier 1 Risk-Based Capital (as defined above), plus Tier 2 Capital, the latter comprising a limited amount of eligible subordinated debt, other eligible preferred stock, certain other qualifying capital instruments, and a limited amount of the allowance for loan losses, subject to deductions. The current minimum ratio of Total Risk-Based Capital to risk-adjusted assets equals (A) 8.00%, plus (B) the currently required portion of the new capital buffer (.6125%), for a total minimum current Total Risk-Based Capital ratio of 8.6125%.
New Capital Buffer. The new capital buffer required under the enhanced regulatory capital rules is an additional layer of required regulatory capital for all banks and bank holding companies (the so-called "Capital Conservation Buffer), which is a percentage that must be added to each of the three minimum required risk-based capital ratios discussed above. The total percentage to be added by way of the buffer is 2.50%. This buffer is being phased-in in four installments to be completed January 1, 2019. The capital for purposes of the buffer must consist in its entirety of Common Equity Tier 1 Capital. As of January 1, 2016, this buffer was one-fourth phased-in (i.e., 0.6125%, has been added to each of the three risk-based capital ratios, as noted above). The three remaining increments of the buffer, each in the amount of 0.6125%, will be phased in on January 1 of each of the upcoming three years.
Leverage Ratio. The other regulatory capital standard under the current rules is the leverage ratio. The leverage ratio is the ratio of (a) Tier 1 capital (which is defined differently for this ratio than for the risk-based capital ratios) to (b) total consolidated assets, without any risk weighting (i.e, discounting) of assets, subject to deductions. The minimum leverage ratio under the current rules for banks and bank holding companies is 4.00%. Rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios.
Regulatory Capital Classification Scheme for Financial Institutions. Federal banking law mandates that certain actions must be taken by banking regulators ("prompt corrective action") for financial institutions that are deemed undercapitalized as measured under any of these regulatory capital guidelines. Federal banking law establishes five categories of capitalization for financial institutions ranging from "well-capitalized” (the highest ranking) to "critically undercapitalized" (the lowest ranking), with any of the lowest three rankings denoting an "undercapitalized" institution. Essentially, federal banking law ties the ability of banking organizations to engage in certain types of non-banking financial activities and to utilize certain procedures to such organizations' continuing to qualify for one of the two highest-ranking of the five capitalization categories, i.e., as "well-capitalized" or "adequately capitalized."

# 54

Our Current Capital Ratios: The table below sets forth the regulatory capital ratios of our holding company and our two subsidiary banks, Glens Falls National and Saratoga National, under the current capital rules, as of September 30, 2016:

	Common	Tier 1	Total
	Equity	Risk-Based	Risk-Based	Tier 1
	Tier 1 Capital	Capital	Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Arrow Financial Corporation	12.80%	13.98%	14.99%	9.44%
Glens Falls National Bank & Trust Co.	13.85%	13.86%	14.87%	9.02%
Saratoga National Bank & Trust Co.	11.67%	11.67%	12.64%	9.26%

Current Regulatory Minimum (2016)	5.125%	6.625%	8.625%	4.000%
FDICIA's "Well-Capitalized" Standard (2016)	6.500%	8.000%	10.000%	5.000%
Final Regulatory Minimum (2019)	7.0%(1)	8.5%(1)	10.5%(1)	4.00%(1)
(1) Including the fully phased-in 2.50 % capital conservation buffer

At September 30, 2016, our holding company and both banks exceeded the minimum regulatory capital ratios established under the current capital rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $229.2 million at September 30, 2016, an increase of $15.2 million, or 7.1%, from December 31, 2015.  The most significant factors contributing to this increase were net income for the period of $19.9 million, an increase in other comprehensive income of $2.5 million, and increases in book equity from our various stock-based compensation and dividend reinvestment plans of $3.1 million. These equity enhancing developments during the quarter were offset, in part, by cash dividends of $9.7 million and purchases of our own common stock of $1.8 million.  See the Consolidated Statement of Changes in Stockholders' Equity on page 6 of this report for all of the changes in stockholders' equity between December 31, 2015 and September 30, 2016.

Trust Preferred Securities: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's historical approach to regulatory capital, as in effect prior to the Dodd-Frank Act of 2010, TRUPs typically qualified as Tier 1 capital for all bank holding companies, of any size, but only in amounts of up to 25% of the institution's Tier 1 capital, net of goodwill less any associated deferred tax liability. After the Dodd-Frank Act, this treatment of TRUPs as eligible for Tier 1 regulatory capital continues to apply, for small- and medium-sized banking organizations like ours, only with respect to TRUPs issued by such organizations before May 19, 2010, Dodd-Frank's grandfathering date for TRUPs. Thus, our outstanding TRUPs were grandfathered under Dodd-Frank, and will continue to qualify as Tier 1 capital, subject to the limits described above, until their maturity or redemption (the two tranches of TRUPs mature in 2028 and 2029, respectively). However, no additional TRUPs that we might issue in the future would qualify as regulatory capital.

Stock Repurchase Program: At its regular meeting in October 2016, the Board of Directors approved a new 12-month stock repurchase program (the "2017 program") authorizing the repurchase, at the discretion of senior management, during calendar year 2017 of up to $5 million of Arrow's common stock in open market or privately negotiated transactions. This program replaces a similar $5 million stock repurchase program which had been approved by the Board in October 2015 for this calendar year 2016 (the "2016 program"). Under the 2017 program, as under the currently effective 2016 program, management will be authorized to effect stock repurchases from time-to-time, to the extent that it believes the Company's stock is reasonably priced and such repurchases are an appropriate use of available capital and in the best interests of stockholders. Repurchases under the 2016 program during the first three quarters of 2016 amounted to $495 thousand. Stock "repurchases" resulting from stock-for-stock exercises of compensatory stock options by Company employees or insiders and purchases of Company stock on behalf of participants in the Company's Dividend Reinvestment and Stock Purchase Plan do not count as purchases under the Company's annual stock repurchase programs. For more information on repurchases, see the table under Item 2 of Section II of this Report, entitled "Issuer Purchase of Equity Securities."

# 55

Dividends: Our common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past six quarters listed below represent actual sales transactions, as reported by NASDAQ. On July 27, 2016, our Board of Directors declared a 2016 third quarter cash dividend of $0.243 payable on September 2, 2016. Per share amounts in the following table have been restated for our September 29, 2016 3.0% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2015
First Quarter	$24.32	$26.20	$0.238
Second Quarter	24.06	26.65	0.238
Third Quarter	25.30	27.18	0.238
Fourth Quarter	25.07	28.39	0.243
2016
First Quarter	$23.83	$26.74	$0.243
Second Quarter	25.16	29.51	0.243
Third Quarter	28.62	34.08	0.243
Fourth Quarter (dividend payable December 15, 2016)			0.250

	Quarter Ended September 30,
	2016	2015
Cash Dividends Per Share	$0.243	$0.238
Diluted Earnings Per Share	0.50	0.45
Dividend Payout Ratio	48.60%	52.89%
Total Equity (in thousands)	229,208	$211,142
Shares Issued and Outstanding (in thousands)	13,426	13,292
Book Value Per Share	$17.07	$15.88
Intangible Assets (in thousands)	24,675	25,266
Tangible Book Value Per Share	$15.23	$13.98
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
Our primary sources of available liquidity are overnight borrowing of federal funds (i.e., investments in federal funds sold), available interest bearing balances at the Federal Reserve Bank, and cash flow from maturing investment securities and loans.  In addition, certain investment securities acquired by us are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $339.2 million at September 30, 2016, a decrease of $63.1 million, or 15.7%, from the year-end 2015 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, short-term balances at the Federal Reserve Bank, and maturing or marketable investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit with correspondent banks and credit lines with the Federal Home Loan Bank of New York ("FHLBNY"). Our federal funds lines of credit are with two correspondent banks totaling $35 million, but we did not draw on these lines during 2015 or the first nine months of 2016.
To support our borrowing capacity with the FHLBNY, we have pledged certain assets of our bank subsidiaries as available collateral, including mortgage-backed securities, residential mortgage loans and home equity loans. Our unused borrowing capacity at the FHLBNY was approximately $276.3 million at September 30, 2016, with approximately $163.0 million in encumbered collateral then outstanding. In addition, we have identified brokered deposits as an appropriate off-balance sheet source of funding accessible in a relatively short time period. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At September 30, 2016, the amount available under this facility was approximately $360.8 million, with no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total assets, as well as to total short-term liabilities, in each case both with and without the inclusion of certain borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At September 30, 2016, our basic liquidity ratio, determined in accordance with the proposed new liquidity requirements required by the Dodd-Frank Act (which permit inclusion of any FHLB collateralized borrowing capacity as a liquid asset), was 10.7% of total assets, which was $169 million in excess of our internally-set minimum target ratio of 4% of total assets.

# 56

RESULTS OF OPERATIONS
Three Months Ended September 30, 2016 Compared With
Three Months Ended September 30, 2015

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	9/30/2016	9/30/2015	Change	% Change
Net Income	$6,738	$5,933	$805	13.6%
Diluted Earnings Per Share	0.50	0.45	0.05	11.1
Return on Average Assets	1.06%	1.00%	0.06%	6.0
Return on Average Equity	11.75%	11.24%	0.51%	4.5

We reported net income of $6.7 million and diluted earnings per share (EPS) of $.50 for the third quarter of 2016, compared to net income of $5.9 million and diluted EPS of $.45 for the third quarter of 2015.
We experienced no gain or loss on the sale of securities in either third quarter of 2016.

    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	9/30/2016	9/30/2015	Change	% Change
Interest and Dividend Income	$20,403	$18,924	$1,479	7.8%
Interest Expense	1,405	1,253	152	12.1%
Net Interest Income	18,998	17,671	1,327	7.5%
Tax-Equivalent Adjustment	1,121	1,093	28	2.6%
Average Earning Assets (1)	2,399,197	2,232,238	166,959	7.5%
Average Interest-Bearing Liabilities	1,892,583	1,772,156	120,427	6.8%

Yield on Earning Assets (1)	3.38%	3.36%	0.02%	0.6%
Cost of Interest-Bearing Liabilities	0.30	0.28	0.02%	7.1%
Net Interest Spread	3.08	3.08	—%	—%
Net Interest Margin	3.15	3.14	0.01%	0.3%
(1) Includes Nonaccrual Loans
Between the third quarter of 2015 and the third quarter of 2016, our net interest margin (which we define as our net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased by 1 basis point, from 3.14% to 3.15%, representing a 0.3% increase in our margin. Our net interest margin, as well as our tax-equivalent net income, from which the margin is derived, are non-GAAP financial measures. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 35, and the tabular information and notes on pages 37 through 40, regarding our reasons for using these and other non-GAAP measures and the reconciliation thereof to comparable GAAP measures.) The very slight increase in our interest margin between the comparable quarters was impacted to a degree by the Fed's 25 basis point increase in short-term rates in December of 2015, which, in turn, resulted in a small increase in yields on our overnight funds (held in interest-bearing balances at the Federal Reserve Bank of New York), as well as an increase in yields on short-term maturities in our investment securities portfolios, offset but only in part by an increase in the cost of funds for our overnight advances (from FHLBNY). Otherwise, the yields on our loan portfolio and the cost of funds for our other interest-bearing deposits and liabilities remained virtually unchanged from the third quarter of 2015. Net interest income for the just completed quarter, on a taxable equivalent basis, increased by $1.3 million, or 7.5%, from the third quarter of 2015, as the slight increase in our net interest margin between the periods was enhanced by the positive impact of a 8.4% increase in the level of our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 52, the provision for loan losses for the third quarter of 2016 was $480 thousand, compared to a provision of $537 thousand for the 2015 quarter.

# 57

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	9/30/2016	9/30/2015	Change	% Change
Income From Fiduciary Activities	$1,923	$1,923	$—	—%
Fees for Other Services to Customers	2,491	2,331	160	6.9%
Insurance Commissions	2,127	2,343	(216)	(9.2)%
Net Gain on Securities Transactions	—	—	—	—%
Net Gain on the Sale of Loans	310	236	74	31.4%
Other Operating Income	263	304	(41)	(13.5)%
Total Noninterest Income	$7,114	$7,137	$(23)	(0.3)%

Total noninterest income in the just completed quarter was $7.1 million,virtually unchanged from total noninterest income for the third quarter of 2015.
Increases between the two quarters in fees for other services to customers and net gains on the sale of loans were offset in full by decreases in insurance commission income and other operating income. Income from fiduciary activities was essentially unchanged between the two quarters, as the decline in fees from continuing fiduciary accounts was almost exactly offset by a net increase in the number of accounts under administration. The 9.2% decrease in insurance commissions was primarily attributable to the absence of income during the 2016 quarter related to the line of insurance agency business (youth sports activities) that we sold to an unrelated party in the fourth quarter of 2015. The decrease in other operating income between the periods was due to the fact that we recognized significant income in the 2015 quarter from our investment in regional business incubation enterprises (limited partnerships), which was not recognized by us in the 2016 quarter.
Fees for other services to customers, the largest segment of our noninterest income, increased by $160 thousand, or 6.9% between the third quarter of 2015 and the third quarter of 2016. In addition to service charge income on deposits, this category also includes debit card interchange income, revenues related to the sale of mutual funds to our customers by third party providers, and servicing income on sold loans. The increase in this category in the 2016 period was primarily attributable to income received from a card processor which offset the incremental costs of issuing new debit cards with chip technology to our existing customers. Effective October 1, 2011 Visa announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange fee rules promulgated by the Federal Reserve for large banks under the Dodd-Frank Act. This reduced rate structure has had, and will continue to have, a slight but noticeable negative impact on the debit card interchange income recognized by smaller banks such as ours as well. However, debit card usage by our customers has continued to grow in recent periods, which has generally offset the negative effect of reduced debit interchange rates. If this usage continues to grow, it should continue to offset the negative impact of the new rate restrictions on interchange fees. Generally, we do not believe that the new limits on debit interchange fees resulting from Dodd-Frank will have a material adverse impact on our financial condition or results of operations in future periods. However, a lawsuit is currently pending in federal court challenging the reduced post Dodd-Frank fee structure as still being too high. At the request of the Federal Reserve Bank, the court has permitted continuation of the current fee structure until the case is decided or settled.
The increase in the net gain on the sale of loans between the quarters was primarily attributable to an increase in the volume of loan sales in the 2016 period, as opposed to enhanced profitability on such sales.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	9/30/2016	9/30/2015	Change	% Change
Salaries and Employee Benefits	$8,693	$8,699	$(6)	(0.1)%
Occupancy Expense of Premises, Net	1,257	1,256	1	0.1
Furniture and Equipment Expense	1,168	1,019	149	14.6
FDIC and FICO Assessments	217	297	(80)	(26.9)
Amortization	74	80	(6)	(7.5)
Other Operating Expense	3,673	3,499	174	5.0
Total Noninterest Expense	$15,082	$14,850	$232	1.6
Efficiency Ratio	57.48%	59.54%	(2.06)%	(3.5)

Noninterest expense for the third quarter of 2016 was $15.1 million, an increase of $232 thousand, or 1.6%, from the expense for the third quarter of 2015. This increase on a year-over-year basis represents less than half the growth in average total loans or in average total assets between the same two periods. Our enhanced productivity period-to-period was also reflected in our improved efficiency ratio, which was 57.48% for the third quarter of 2016, down by 206 basis points (a positive development) from our ratio for the comparable 2015 quarter. The efficiency ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect an institution's operating efficiency. We calculate our efficiency ratio as the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding

# 58

net securities gains or losses). See the discussion on this non-GAAP measure on page 35 of this Report under the heading “Use of Non-GAAP Financial Measures” and the related tabular information and notes on pages 37 through 40 of this Report. The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods have consistently compared favorably to the ratios of our peer group as disclosed in the Fed's Performance Reports (see page 34 for a discussion of our peer group), even after adjusting for the definitional difference. For the three-month period ended June 30, 2016 (the most recent reporting period for which peer group information is available), the peer group's efficiency ratio was 67.83%, and our ratio was 56.84% (not adjusted for the definitional difference).
Salaries and employee benefits expense decreased 0.1% in the third quarter of 2016 compared to the 2015 quarter. The overall decrease was partially attributable to a decrease of 7 in the number of full-time equivalent employees. Although total salaries increased between the period, this was outweighed by a larger decrease in benefits expense. The increase in salary expense reflected normal merit increases. The decrease in our benefit expense was primarily attributable to lower medical claims incurred under the company's minimum premium health insurance plan during the 2016 period.
The 2016 increase in other operating expense was primarily attributable to increases in the expenses for third-party computer processing.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	9/30/2016	9/30/2015	Change	% Change
Provision for Income Taxes	$2,691	$2,395	$296	12.4%
Effective Tax Rate	28.5%	28.8%	(0.3)	(1.0)
The small decrease in the effective tax rate in the third quarter of 2016 over the 2015 quarter, was primarily attributable to the fact that tax-exempt income represented a slightly larger percentage of our total income in the 2016 quarter than in the prior year quarter.

# 59

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2016 Compared With
Nine Months Ended September 30, 2015

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	9/30/2016	9/30/2015	Change	% Change
Net Income	$19,934	$18,093	$1,841	10.2%
Diluted Earnings Per Share	1.48	1.36	0.12	8.8
Return on Average Assets	1.07%	1.05%	0.02%	1.9
Return on Average Equity	11.93%	11.73%	0.20%	1.7

We reported net income of $19.9 million and diluted earnings per share (EPS) of $1.48 for the first nine months of 2016, compared to net income of $18.1 million and diluted EPS of $1.36 for the first nine months of 2015.
We experienced net gains of $88 thousand, net of tax, on securities sales in the 2016 nine-month period, compared to net gains of $64 thousand, net of tax, on the sale of securities in the comparable 2015 period.

    The following narrative discusses the period-to-period changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Nine Months Ended
	9/30/2016	9/30/2015	Change	% Change
Interest and Dividend Income	$60,491	$55,498	$4,993	9.0%
Interest Expense	3,952	3,582	370	10.3%
Net Interest Income	56,539	51,916	4,623	8.9%
Tax-Equivalent Adjustment	3,346	3,270	76	2.3%
Average Earning Assets (1)	2,368,454	2,184,962	183,492	8.4%
Average Interest-Bearing Liabilities	1,883,717	1,752,028	131,689	7.5%

Yield on Earning Assets (1)	3.41%	3.40%	0.01%	0.3%
Cost of Interest-Bearing Liabilities	0.28	0.27	0.01%	3.7%
Net Interest Spread	3.13	3.13	—%	—%
Net Interest Margin	3.19	3.18	0.01%	0.3%
(1) Includes Nonaccrual Loans
Between the first nine months of 2015 and the first nine months of 2016, our net interest margin (which we define as our net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased by 1 basis point, from 3.18% to 3.19%, representing an increase of 0.3% in our margin. Our net interest margin, as well as our tax-equivalent net interest income from which the margin is derived, are non-GAAP measures. See the discussion under “Use of Non-GAAP Financial Measures,” on page 35, and the tabular information and notes on pages 37 through 40, regarding our net interest margin and tax-equivalent net interest income, which are commonly used non-GAAP financial measures. Among other things, the slight increase in net interest margin between the respective periods reflected both a continuing modest shift in our asset mix, from investment securities to loans, and a small increase in the 2016 period in the average yields in our short-term investment securities portfolio and our overnight interest-bearing deposits at banks, the result, indirectly, of the Fed's 25 basis point increase in short-term rates in December 2015. Otherwise, the yields on our loan portfolio and the cost of funds for our other interest-bearing deposits and liabilities remained virtually unchanged from the first nine months of 2015. Net interest income for the just completed nine-month period, on a taxable equivalent basis, increased by $4.6 million, or 8.9%, over the 2015 amount,principally due to the positive impact of a 8.4% increase in the level of our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 52, the provision for loan losses for the first nine months of 2016 was $1.6 million, compared to a provision of $882 thousand for the 2015 period.

# 60

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Nine Months Ended
	9/30/2016	9/30/2015	Change	% Change
Income From Fiduciary Activities	$5,854	$5,907	$(53)	(0.9)%
Fees for Other Services to Customers	7,144	6,904	240	3.5
Insurance Commissions	6,468	6,849	(381)	(5.6)
Net Gain on Securities Transactions	144	106	38	35.8
Net Gain on the Sale of Loans	649	488	161	33.0
Other Operating Income	925	1,183	(258)	(21.8)
Total Noninterest Income	$21,184	$21,437	$(253)	(1.2)

Total noninterest income in the just completed nine-month period was $21.2 million, a small decrease of $253 thousand, or 1.2%, from total noninterest income of $21.4 million for the first nine months of 2015.
Increases between the two periods in fees for other services to customers, net gains on the sale of loans and net securities gains were more than offset by decreases in insurance commission income, income from fiduciary activities, and other operating income. The 5.6% decrease in insurance commissions between the periods was primarily attributable to the absence of income in the 2016 period from the line of insurance agency business (youth sports activities) that we sold to a third party in the fourth quarter of 2015. The small (less than 1 percent) decrease in income from fiduciary activities was primarily due to volatility in the equities markets between the the two periods. The decrease in other operating income between the periods was due to the fact that we recognized significant income in the 2015 period from our investment in regional business incubation enterprises (limited partnerships), which was not recognized by us in the 2016 period.
Fees for other services to customers, the largest segment of our noninterest income, increased by $240 thousand, or 3.5% between the first nine months of 2015 and the first nine months of 2016. In addition to service charge income on deposits, this category also includes debit card interchange income, revenues related to the sale of mutual funds to our customers by third party providers, and servicing income on sold loans. The increase in the 2016 period was primarily attributable to income received from a card processor which more than offset the incremental costs of issuing new debit cards with chip technology to our existing customers. Debit card usage by our customers continued to grow between and during the respective periods, offseting the negative effect of industry-wide reduced debit interchange rates (which were mandated for large banks by Dodd-Frank but have also spread to smaller banks for competitive reasons). If debit card usage continues to grow, as we believe it will, it should continue to offset the negative impact of reduced interchange fees. However, a lawsuit is currently pending in federal court challenging the reduced post Dodd-Frank fee structure as still being too high. At the request of the Federal Reserve Bank, the court has permitted continuation of the current fee structure until the case is settled.
See our discussion on our investment securities portfolio beginning on page 51 of this Report. The increase in the net gain on the sale of loans was primarily attributable to a corresponding increase in the volume of loan sales in 2016, as opposed to enhanced profitability on such sales.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Nine Months Ended
	9/30/2016	9/30/2015	Change	% Change
Salaries and Employee Benefits	$25,223	$24,577	$646	2.6%
Occupancy Expense of Premises, Net	3,819	3,825	(6)	(0.2)
Furniture and Equipment Expense	3,404	3,281	123	3.7
FDIC and FICO Assessments	844	873	(29)	(3.3)
Amortization	223	250	(27)	(10.8)
Other Operating Expense	10,824	10,382	442	4.3
Total Noninterest Expense	$44,337	$43,188	$1,149	2.7
Efficiency Ratio	56.86%	58.62%	(1.76)%	(3.0)

Noninterest expense for the first nine months of 2016 was $44.3 million, an increase of $1,149 thousand, or 2.7%, from the expense for the first nine months of 2015. This increase on a year-over-year basis represents less than half the growth in average total loans or in average total assets between the same two periods. Our enhanced productivity period-to-period was also reflected in our improved efficiency ratio, which was 56.86% for the first nine months of 2016, down by 176 basis points (a positive development) from our ratio for the comparable 2015 period. This ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect operating efficiency. We calculate our efficiency ratio as the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 35 of this Report under the heading “Use of Non-GAAP Financial Measures” and the related tabular information and notes on pages 37 through 40 of this Report. The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from

# 61

the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods have compared favorably to the ratios of our peer group as disclosed in the Fed's Performance Reports (see page 34 for a discussion of our peer group), even after adjusting for the definitional difference. For the three-month period ended June 30, 2016 (the most recent reporting period for which peer group information is available), the peer group efficiency ratio was 67.83%, and our ratio was 56.84% (not adjusted for the definitional difference).
Salaries and employee benefits expense increased 2.6% in the first nine months of 2016 over the 2015 period, reflecting an increase of 4.0% in salaries and an increase of 0.9% in benefits. The overall increase was limited in part by a decrease of 7 full-time equivalent employees. The increase in salary expenses reflected normal merit increases. The increase in our benefit expenses was held down but not eliminated by lower medical claims incurred under the company's minimum premium health insurance plan during the 2016 period.
The 2016 increase in other operating expense was primarily attributable to increases in the expenses for third-party computer processing.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Nine Months Ended
	9/30/2016	9/30/2015	Change	% Change
Provision for Income Taxes	$8,556	$7,920	$636	8.0%
Effective Tax Rate	30.0%	30.4%	(0.4)	(1.3)
The small decrease in the effective tax rate in the first nine months of 2016 over the 2015 period, was primarily attributable to the fact that tax-exempt income represented a slightly larger percentage of our total income in the 2016 period than in the prior year period.

# 62

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to credit risk in our loan portfolio and liquidity risk, discussed on page 56 of this Report, we have market risk in our business activities. Market risk is the possibility that changes in future market rates (interest rates) or prices (market value of our financial instruments) will make our position less valuable. The ongoing monitoring and management of market risk, principally interest rate risk, is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”). In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. As of the date of this Report, we are not using, and have not in recent periods used, derivatives, such as interest rate swaps, in our risk management process.
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
Our current simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest rate-sensitive assets and liabilities reflected on our consolidated balance sheet. This sensitivity analysis is compared to pre-established ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon. Our current sensitivity analysis model examines both a hypothetical upward shift of interest rates (currently, 200 basis points) and a hypothetical downward shift in interest rates (currently, 100 basis points, subject to certain zero rate limitations), and assumes (i) no balance sheet growth and (ii) a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing dates following the shift. For repricing purposes, we normally assume a parallel and pro-rata shift in rates for both assets and liabilities, over a 12 month period.
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
Applying the simulation model analysis as of September 30, 2016, a 200 basis point increase in all interest rates demonstrated a 3.28% decrease in net interest income over the ensuing 12 month period, and a 100 basis point decrease (adjusted, as described above) demonstrated a 0.94% decrease in net interest income, when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results in the event of actual rate changes.
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
In general, we expect that our interest-bearing liabilities, which are primarily deposit liabilities, many of them bearing a very low interest rate, may reprice more rapidly in a rising rate environment than our interest-earning assets, which would have a negative short-term impact on our net interest margin and net interest income, beyond that reported in the simulation analysis, above. However, many of our interest-earning assets also have relatively short maturities such that, within a relatively few quarters after the first year period following a general rise in rates, we would expect a corresponding positive impact on net interest income in ensuing periods.

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

# 63

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
There were no unregistered sales of the Company's equity securities by or on behalf of the Company during the just-completed quarter.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its common stock during the quarter ended September 30, 2016:

Third Quarter 2016 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
July	6,967	$30.50	—	$4,505,130
August	3,529	30.90	—	4,505,130
September	19,706	31.59	—	4,505,130
Total	30,202	31.26	—
1 The total number of shares of Common Stock purchased by the Company in each month in the quarter and the average price paid per share are listed in columns A and B, respectively. All shares identified in column A were either (i) shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) on behalf of participating shareholders, under the general supervision of the Board as administrator, or (ii) shares surrendered (or deemed surrendered) to Arrow by holders of Arrow stock options in connection with such holders' stock-for-stock exercises of such options. Specifically, in the months indicated, the total number of shares identified in column A includes shares purchased on the open market on behalf of DRIP participants as well as shares delivered to (or deemed delivered) by option holders in connection with stock-for-stock exercises of their options, as follows: in July, DRIP purchases -- 2,570 shares and stock option exercises - 4,397 shares; in August, DRIP purchases -- 3,529 shares; and in September, DRIP purchases -- 18,396 shares and stock option exercises -- 1,310 shares.
2 Represents total number of shares repurchased by the Company during the quarter under the publicly-announced 2016 Repurchase Program (i.e., the $5 million stock repurchase program authorized by the Board of Directors in October 2015 and effective January 1, 2016).
3 Represents the maximum dollar amount of repurchase authority remaining at each month-end during the quarter under the 2016 Repurchase Program.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None
Item 5.
Other Information - None

# 64

# 65

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

# 66

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

November 8, 2016	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

November 8, 2016	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 67