Form 10-K
period 2016-12-31
ARROW FINANCIAL CORP
filed 2017-03-14
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      x   No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $393,513,749
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2017
Common Stock, par value $1.00 per share	13,510,698
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2017 (Part III)

ARROW FINANCIAL CORPORATION
FORM 10-K

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2017.

# 2

NOTE ON TERMINOLOGY
In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and subsidiaries as a group, except where the context indicates otherwise.  At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 325 domestic (U.S.-based) bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s most recent “Bank Holding Company Performance Report” (which is the Performance Report for the most recently available period ending September 30, 2016), and peer group data has been derived from such Report.  This peer group is not, however, identical to either of the peer groups comprising the two bank indices included in the stock performance graphs on pages 19 and 20 of this Report.

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

Forward-looking statements in this Report include the following:

Topic	Section	Page	Location
Dividend Capacity	Part I, Item 1.C.	8	First paragraph under "Dividend Restrictions; Other Regulatory Sanctions"
	Part II, Item 7.E.	48	First paragraph under "Dividends"
Impact of Legislative Developments	Part I, Item 1.D.	10	Last paragraph in Section D
	Part II, Item 7.A.	11	Paragraph in "Health Care Reform"
Visa Stock	Part II, Item 7.A.	28	Paragraph under "Visa Class B Common Stock"
Impact of Changing Interest Rates on Earnings	Part II, Item 7.C.II.a.	41	Last paragraph under “Automobile Loans”
	Part II, Item 7.C.II.a.	40	Last two paragraphs
	Part II, Item 7A.	52	Last four paragraphs
Adequacy of the Allowance for Loan Losses	Part II, Item 7.B.II.	33	First paragraph under “II. Provision For Loan Losses and Allowance For Loan Losses”
Noninterest Income	Part II, Item 7.C.III	34	Paragraphs four and five under "2016 Compared to 2015"
Expected Level of Real Estate Loans	Part II, Item 7.C.II.a.	40	Paragraphs under “Residential Real Estate Loans”
Expected Level of Commercial Loans	Part II, Item 7.C.II.a.	41	Paragraphs under “Commercial, Commercial Real Estate and Construction and Land Development Loans”
Expected Level of Nonperforming Assets	Part II, Item 7.C.II.c.	43	Last two paragraphs under "Potential Problem Loans"
Liquidity	Part II, Item 7.D.	47	Last two paragraphs under "Liquidity"
Commitments to Extend Credit	Part II, Item 8	81	Last two paragraphs in Note 8
Pension plan return on assets	Part II, Item 8	96	Second to last paragraph in Note 13
Realization of recognized net deferred tax assets	Part II, Item 8	97	Second to last paragraph in Note 15

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
b.sharp fluctuations in interest rates, economic activity, or consumer spending patterns;
c.sudden changes in the market for products we provide, such as real estate loans;

d.
significant changes in banking or other laws and regulations, including both enactment of new legal or regulatory measures (e.g., the Dodd-Frank Act) or the modification or elimination of pre-existing measures

e.
significant changes in U.S. monetary or fiscal policy, including new or revised monetary programs or targets adopted or announced by the Federal Reserve ("monetary tightening or easing") or significant new federal legislation materially affecting the federal budget ("fiscal tightening or expansion");

f.	enhanced competition from unforeseen sources (e.g., so-called Fintech enterprises); and

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
We believe that the non-GAAP financial measures disclosed by us from time-to-time are useful in evaluating our performance and that such information should be considered as supplemental in nature, and not as a substitute for or superior to, the related financial information prepared in accordance with GAAP.  Our non-GAAP financial measures may differ from similar measures presented by other companies.

PART I
Item 1. Business

A. GENERAL
Our holding company, Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow owns two nationally- chartered banks in New York (Glens Falls National and Saratoga National), and through such banks indirectly owns various non-bank subsidiaries, including three insurance agencies, a registered investment adviser and a REIT. See "The Company and Its Subsidiaries," above.

Subsidiary Banks (dollars in thousands)
	Glens Falls National	Saratoga National
Total Assets at Year-End	$2,158,385	$443,258
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$1,217,312	$84,096
Date Organized	1851	1988
Employees (full-time equivalent)	473	51
Offices	30	9
Counties of Operation	Warren, Washington, Saratoga, Essex & Clinton	Saratoga, Albany & Rensselaer
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The holding company’s business consists primarily of the ownership, supervision and control of our two banks, including the banks' subsidiaries.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks. There were 524 full-time equivalent employees, including 62 employees within our insurance agency affiliates, at December 31, 2016.
We offer a broad range of commercial and consumer banking and financial products.  Our deposit base consists of deposits derived principally from the communities we serve.  We target our lending activities to consumers and small and mid-sized companies in our immediate geographic areas.  Through our banks' trust operations, we provide retirement planning, trust and estate administration services for individuals, and pension, profit-sharing and employee benefit plan administration for corporations.

B. LENDING ACTIVITIES
Arrow engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing.  We also maintain an active indirect lending program through our sponsorship of automobile dealer programs under which we purchase dealer paper, primarily from dealers that meet pre-established specifications.  From time to time, we sell a portion of our residential real estate loan originations into the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and governmental agencies. Normally, we retain the servicing rights on mortgage loans originated and sold by us into the secondary markets, subject to our periodic determinations on the continuing profitability of such activity.
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
We lend almost exclusively to borrowers within our normal retail service area in northeastern New York State, with the exception of our indirect consumer lending line of business, where we acquire retail paper from an extensive network of automobile dealers

# 5

that operate in a larger area of upstate New York, and in central and southern Vermont. The loan portfolio does not include any foreign loans or any other significant risk concentrations.  We do not generally participate in loan syndications, either as originator or as a participant.  However, from time to time, we buy participations in individual loans, typically commercial loans, originated by other financial institutions in New York and adjacent states. In recent periods, the total dollar amount of such participations has fluctuated, but generally represents less than 20% of commercial loans outstanding. Most of the portfolio is fully collateralized, and many commercial loans are further supported by personal guarantees.
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

Bank Regulatory Authorities with Jurisdiction over Arrow and its Subsidiary Banks

Arrow is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act") and as such is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB").  As a "bank holding company" under New York State law, Arrow is also subject to regulation by the New York State Department of Financial Services.  Our two subsidiary banks are both national banks and are subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The banks are members of the Federal Reserve System and the deposits of each bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC").  The BHC Act generally prohibits Arrow from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities.  Under the BHC Act, a bank holding company generally must obtain FRB approval before acquiring, directly or indirectly, voting shares of another bank or bank holding company, if after the acquisition the acquiror would own 5 percent or more of a class of the voting shares of that other bank or bank holding company.  Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states, subject to certain limitations.  Bank holding companies that meet certain qualifications may choose to apply to the Federal Reserve Board for designation as "financial holding companies." If they obtain such designation, they will thereafter be eligible to acquire or otherwise affiliate with a much broader array of other financial institutions than "bank holding companies" are eligible to acquire or affiliate with, including insurance companies, investment banks and merchant banks. Arrow has not attempted to become, and has not been designated as, a financial holding company.  See Item 1.D., "Recent Legislative Developments."

The FRB and the OCC have broad regulatory, examination and enforcement authority. The FRB and the OCC conduct regular examinations of the entities they regulate. In addition, banking organizations are subject to periodic reporting requirements to the regulatory authorities.  The FRB and OCC have the authority to implement various remedies if they determine that the financial condition, capital, asset quality, management, earnings, liquidity or other aspects of a banking organization's operations are unsatisfactory or if they determine the banking organization is violating or has violated any law or regulation. The authority of the FRB and the OCC over banking organizations includes, but is not limited to, prohibiting unsafe or unsound practices; requiring affirmative action to correct a violation or unsafe or unsound practice; issuing administrative orders; requiring the organization to increase capital; requiring the organization to sell subsidiaries or other assets; restricting dividends, distributions and repurchases of the organization's stock; restricting the growth of the organization; assessing civil money penalties; removing officers and directors; and terminating deposit insurance. The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices for certain other reasons.

Regulatory Supervision of Other Arrow Subsidiaries

The insurance agency subsidiaries of Glens Falls National are subject to the licensing and other provisions of New York State Insurance Law and are regulated by the New York State Department of Financial Services. Arrow's investment adviser subsidiary is subject to the licensing and other provisions of the federal Investment Advisers Act of 1940 and is regulated by the Securities and Exchange Commission (SEC).

Regulation of Transactions between Banks and their Affiliates

Transactions between banks and their "affiliates" are regulated by Sections 23A and 23B of the Federal Reserve Act (FRA). Each of our organization's non-bank subsidiaries (other than the business trusts we formed to issue our TRUPs) is a subsidiary of one of our banks, and also is an "operating subsidiary" under Sections 23A and 23B. This means the non-bank subsidiary is considered to be part of the bank that owns it and thus is not an affiliate of the bank for purposes of Section 23A and 23B. However, each of our two banks is an affiliate of the other bank, and our holding company (Arrow) is also an affiliate of each bank. Extensions of credit that a bank may make to affiliates, or to third parties secured by securities or obligations of the affiliates, are substantially limited by the FRA and the Federal Deposit Insurance Act (FDIA). Such acts further restrict the range of permissible transactions between a bank and any affiliate, including a bank affiliate. Furthermore, under the FRA, a bank may engage in certain transactions, including loans and purchases of assets, with a non-bank affiliate, only if certain special conditions, including collateral requirements

# 6

for loans, are met and if the other terms and conditions of the transaction, including interest rates and credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions by the bank with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered by the bank to non-affiliated companies.

Regulatory Capital Standards

An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
Bank Capital Rules. The Dodd-Frank Act, among other things, directed U.S. bank regulators to promulgate revised capital standards for U.S. banking organizations, which needed be at least as strict (i.e., must establish minimum capital levels that are at least as high) as the regulatory capital standards that were in effect for U.S. insured depository financial institutions at the time Dodd-Frank was enacted in 2010.
In July 2013, federal bank regulators, including the FRB and the OCC, approved their revised bank capital rules aimed at implementing these Dodd-Frank capital requirements. These rules were also intended to coordinate U.S. bank capital standards with the current drafts of the Basel III proposed bank capital standards for all of the developed world's banking organizations. The federal regulators' revised capital rules (the "Capital Rules"), which impose significantly higher minimum capital ratios on U.S. financial institutions than the rules they replaced, became effective for our holding company and banks on January 1, 2015, and will be fully phased in by 2019.
The revised Capital Rules, like the rules they replaced, consist of two basic types of capital measures, a leverage ratio and set of risk-based capital measures. Within these two broad types of rules, however, significant changes were made in the revised Capital Rules, as discussed below.
Leverage Rule. The revised Capital Rules did not fundamentally alter the structure of the leverage rule that previously applied to banks and bank holding companies, except to increase the minimum required leverage ratio from 3.0% to 4.0%. The leverage ratio continues to be defined as the ratio of the institution's "Tier 1" capital (as defined under the new leverage rule) to total tangible assets (again, as defined under the revised leverage rule).
Risk-Based Capital Measures. The principal changes under the revised Capital Rules involve the other basic type of regulatory capital measures, the so-called risk-based capital measures. As a general matter, risk-based capital measures assign various risk weightings to all of the institution's assets, by asset type, and to certain off-balance sheet items, and then establish minimum levels of capital to the aggregate dollar amount of such risk-weighted assets. The general effect of the revised risk-based Capital Rules was to increase most of the pre-existing risk-based minimum capital ratios and to introduce several new minimum capital ratios and capital definitions. The basic result was to increase required capital for banks and their holding companies.
Under the revised risk-based Capital Rules, there are 8 major risk-weighted categories of assets (although there are several additional super-weighted categories for high-risk assets that are generally not held by community banking organizations like ours). The revised rules also are more restrictive in their definitions of what qualify as capital components. Most importantly, the revised rules, as required under Dodd-Frank, added several risk-based capital measures that also must be met. One such measure is the "common equity tier 1 capital ratio" (CET1). For this ratio, only common equity (basically, common stock plus surplus plus retained earnings) qualifies as capital (i.e., CET1). Preferred stock and trust preferred securities, which qualified as Tier 1 capital under the old Tier 1 risk-based capital measure (and continue to qualify as capital under the revised Tier 1 risk-based capital measure), are not included in CET1 capital. Technically, under the revised rules, CET1 capital also includes most elements of accumulated other comprehensive income (AOCI), including unrealized securities gains and losses, as part of both total regulatory capital (numerator) and total assets (denominator). However, smaller banking organizations like ours were given the opportunity to make a one-time irrevocable election to include or not to include certain elements of AOCI, most notably unrealized securities gains or losses. We made such an election, i.e., not to include unrealized securities gains and losses in calculating our CET1 ratio under the revised Capital Rules. The minimum CET1 ratio under the revised rules, effective January 1, 2015, is 4.50%, which will remain constant throughout the phase-in period.
Consistent with the general theme of higher capital levels, the revised Capital Rules also increased the minimum ratio for Tier 1 risk-based capital, which was 4.0%, to 6.0%, effective January 1, 2015. The minimum level for total risk-based capital under the revised Capital Rules remained at 8.0%, the same level as under the old rules.
The revised Capital Rules incorporate a capital concept, the so-called "capital conservation buffer" (set at 2.5%, after full phase-in), which must be added to each of the minimum required risk-based capital ratios (i.e., the minimum CET1 ratio, the minimum Tier 1 risk-based capital ratio and the minimum total risk-based capital ratio). The capital conservation buffer is being phased-in over four years beginning January 1, 2016 (see the table below). When, during economic downturns, an institution's capital begins to erode, the first deductions from a regulatory perspective would be taken against the conservation buffer. To the extent that such deductions should erode the buffer below the required level (2.5% of total risk-based assets), the institution will not necessarily be required to replace the buffer deficit immediately, but will face restrictions on paying dividends and other negative consequences until the buffer is fully replenished.
Also under the revised Capital Rules, and as required under Dodd-Frank, TRUPs issued by small- to medium-sized banking organizations (such as ours) that were outstanding on the Dodd-Frank grandfathering date for TRUPS (May 19, 2010) will continue to qualify as tier 1 capital, up to a limit of 25% of tier 1 capital, until the TRUPs mature or are redeemed. See the discussion of grandfathered TRUPs in section D of this item under "The Dodd-Frank Act."

# 7

The following is a summary of the revised definitions of capital under the various new risk-based measures in the revised Capital Rules:

Common Equity Tier 1 Capital (CET1): Equals the sum of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income (AOCI), and qualifying minority interests, minus applicable regulatory adjustments and deductions. Such deductions will include AOCI, if the organization has exercised its irrevocable option not to include AOCI in capital (we made such an election). Mortgage-servicing assets, deferred tax assets, and investments in financial institutions are limited to 15 percent of CET1 in the aggregate and 10 percent of CET1 for each such item individually.
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

The following table presents the transition schedule applicable to our holding company and banks under the revised Capital Rules:

Year, as of January 1	2016	2017	2018	2019
Minimum CET1 Ratio	4.500%	4.500%	4.500%	4.500%
Capital Conservation Buffer ("Buffer")	0.625%	1.250%	1.875%	2.500%
Minimum CET1 Ratio Plus Buffer	5.125%	5.750%	6.375%	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%	6.000%	6.000%	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	6.625%	7.250%	7.875%	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%	8.000%	8.000%	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	8.625%	9.250%	9.875%	10.500%
Minimum Leverage Ratio	4.000%	4.000%	4.000%	4.000%

These minimum capital ratios, especially the CET1 ratio (4.5%) and the enhanced Tier 1 risk-based capital ratio (6.0%), which began to apply to our organization on January 1, 2015, represent a heightened and more restrictive capital regime than institutions like ours previously had to meet, and the four year phase-in of the regulatory capital buffer, which began January 1, 2016, will add to the stress on banks' profitability.
At December 31, 2016, our holding company and both of our banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the revised Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the phased-in portion of the capital buffer. See Note 19 to our audited financial statements, beginning on page 102, for a presentation of our period-end ratios for 2016 and 2015.

Regulatory Capital Classifications. Under applicable banking law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  The regulators have established five capital classifications for banking institutions, ranging from the highest category of "well-capitalized" to the lowest category of "critically under-capitalized". As a result of the regulators' adoption of the revised Capital Rules, the definitions for determining which of the five capital classifications a particular banking organization will fall into were changed, effective as of January 1, 2015. Under the revised capital classifications, a banking institution is considered "well-capitalized" if it meets the following capitalization standards on the date of measurement: a CET1 risk-based capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater, and a total risk-based capital ratio of 10.00% or greater, provided the institution is not subject to any regulatory order or written directive regarding capital maintenance.
As of December 31, 2016, our holding company and both of our banks qualified as "well-capitalized" under the revised capital classification scheme.

Dividend Restrictions; Other Regulatory Sanctions

A holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business through acquisitions of additional banking organizations or permitted non-bank companies, may be restricted if its capital falls below minimum regulatory capital ratios or fails to meet other informal capital guidelines that the regulators may apply from time to time to specific banking organizations.  In addition to these potential regulatory limitations on payment of dividends, our holding company's ability to pay dividends to our shareholders, and our subsidiary banks' ability to pay dividends to our holding company are also subject to various restrictions under applicable corporate laws, including banking laws (which affect our subsidiary banks) and the New York Business Corporation Law (which affects our holding company). The ability of our holding company and banks to pay dividends or repurchase shares in the future is, and is expected to continue to be, influenced by regulatory policies, the phase-in of the revised, more stringent bank capital guidelines and applicable law.

# 8

In cases where banking regulators have significant concerns regarding the financial condition, assets or operations of a bank holding company or one of its banks, the regulators may take enforcement action or impose enforcement orders, formal or informal, against the holding company or the particular bank.  If the ratio of tangible equity to total assets of a bank falls to 2% or below, the bank will likely be closed and placed in receivership, with the FDIC as receiver.
Cybersecurity
In additional to the provisions in the Gramm-Leach-Bliley Act relating to data security, Arrow and its subsidiaries are subject to many federal and state laws, regulations and regulatory interpretations which impose standards and requirements related to cybersecurity. For example, in March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Financial institutions that fail to observe this regulatory guidance on cybersecurity may be subject to various regulatory sanctions, including financial penalties.
Anti-Money Laundering and OFAC
Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The U.S. Department of the Treasury's Office of Foreign Assets Control, or "OFAC," is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If Arrow finds a name on any transaction, account or wire transfer that is on an OFAC list, Arrow must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. The U.S. Treasury Department's Financial Crises Enforcement Network ("FinCEN") issued a final rule in 2016 increasing customer due diligence requirements for banks, including adding a requirement to identify and verify the identity of beneficial owners of customers that are legal entities, subject to certain exclusions and exemptions. Compliance with this rule is required in May 2018.
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

# 9

The Dodd-Frank Act

As a result of the 2008-2009 financial crisis, the U.S. Congress passed and the President signed Dodd-Frank on July 21, 2010. While some of the Act's provisions have not had, and likely will not have, any direct impact on Arrow, other provisions have impacted or likely will impact our business operations and financial results in a significant way. These include the establishment of a new regulatory body known as the Consumer Financial Protection Bureau (CFPB), which operates as an independent entity within the Federal Reserve System and is authorized to issue rules for consumer protection, some of which have increased, and likely will continue to increase banks' compliance expenses, thereby negatively impacting profitability. For depository institutions with $10 billion or less in assets (such as Arrow's banks), the banks' traditional regulatory agencies (for our banks, the OCC), and not the CFPB, will have primary examination and enforcement authority over the banks' compliance with new CFPB rules as well as all other consumer protection rules and regulations.  However, the  CFPB has the right to include its examiners on a "sampling" basis in examinations conducted by the traditional regulators and is authorized to give those agencies input and recommendations with respect to consumer protection laws and to require reports and other examination documents. The CFPB has broad authority to curb practices it finds to be unfair, deceptive and abusive. What constitutes "abusive" behavior has been broadly defined and is very likely to create an environment conducive to increased litigation.  This is likely to be exacerbated by the fact that, in addition to the federal authorities charged with enforcing the CFPB's rules, state attorneys general are also authorized to enforce certain of the Federal consumer laws transferred to the jurisdiction of the CFPB and the rules issued by the CFPB thereunder.
Dodd-Frank also directed the federal banking authorities to issue new capital requirements for banks and holding companies. See the discussion under “Regulatory Capital Standards” on pages 7 and 8 of this Report. Dodd-Frank also provided that any new issuances of trust preferred securities (TRUPs) by bank holding companies having between $500 million and $15 billion in assets (such as Arrow) will no longer be able to qualify as Tier 1 capital, although previously issued TRUPs of such bank holding companies that were outstanding on the Dodd-Frank grandfathering date (May 19, 2010), including the $20 million of TRUPs issued by Arrow before that date, will continue to qualify as Tier 1 capital until maturity or earlier redemption, subject to certain limitations. The new bank Capital Rules, in their final form, preserve this "grandfathered" status of TRUPs previously issued by small- to mid-sized financial institutions like Arrow before the grandfathering date. Generally, however, TRUPs, which were an important financing tool for community banks such as ours, can no longer be counted on as a viable source of new capital for banks, unless the U.S. Congress passes legislation that specifically accords regulatory capital status to newly-issued TRUPs.
Bank regulators have not finished promulgating all the rules required to be issued by them under Dodd-Frank. To date, implementation of Dodd-Frank provisions has resulted in many new mandatory and discretionary rule-makings by regulatory authorities, a process that is still not completed, almost seven years after Dodd-Frank's enactment. As a result, bank holding companies and their bank and non-bank operating subsidiaries have faced thousands of new pages of regulations and associated regulatory burdens still being formulated, several of which are highly controversial and the implementation of which has proven to be costly and time consuming.
Various legislative proposals have been advanced for consideration or possible consideration by the U.S. Congress that would rescind or substantially modify various provisions of Dodd-Frank. At present, we are not able to estimate the likelihood of adoption of any such provisions or the potential impact thereof if adopted.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting requirements for companies that have securities registered under the Exchange Act. These requirements include: (1) requirements for audit committees, including independence and financial expertise; (2) certification of financial statements by the chief executive officer and chief financial officer of the reporting company; (3) standards for auditors and regulation of audits; (4) disclosure and reporting requirements for the reporting company and directors and executive officers; and (5) a range of civil and criminal penalties for fraud and other violations of securities laws.

The USA Patriot Act

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

Incentive Compensation

The Dodd-Frank Act required the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. Final regulations and/or guidelines have not yet been issued by the agencies under this provision of Dodd-Frank.

# 10

However, in 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Management believes the current and past compensation practices of the Company do not encourage excessive risk taking or undermine the safety and soundness of the organization.
The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Deposit Insurance Laws and Regulations

In February of 2011, the FDIC finalized a new assessment system that took effect in the second quarter of 2011.  The final rule changed the assessment base from domestic deposits to average assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the Deposit Insurance Fund. The changes went into effect in the second quarter of 2011.  The rule (as mandated by Dodd-Frank) finalizes a target size for the Deposit Insurance Fund Reserve Ratio at 2% of insured deposits. It also implements a lower assessment rate schedule when the ratio reaches 1.15% (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5%.  Also as mandated by Dodd-Frank, the rule changes the assessment base from adjusted domestic deposits to a bank's average consolidated total assets minus average tangible equity.
In August of 2016, the FDIC announced that the reserve ratio reached 1.17% at the end of June, 2016. This represents the highest level the ratio has reached in more than eight years. The reduction in assessment rates went into effect in the third quarter of 2016. We are unable to predict whether or to what extent the FDIC may elect to impose additional special assessments on insured institutions in upcoming years, if bank failures should once again become a significant problem.

D. RECENT LEGISLATIVE DEVELOPMENTS

Health Care Reform
Various proposals have been discussed for consideration that would substantially modify various health care laws. At present, we are not able to estimate the likelihood of adoption of any such provisions or the potential impact thereof if adopted.

Other Legislative Initiatives
From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory authorities. These initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to change the financial institution regulatory environment. Such legislation could change banking laws and the operating environment of our company in substantial, but unpredictable ways. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations would have on our financial condition or results of operations.

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

# 11

F. COMPETITION
We face intense competition in all markets we serve.  Competitors include traditional local commercial banks, savings banks and credit unions, non-traditional internet-based lending alternatives, as well as local offices of major regional and money center banks.  Like all banks, we encounter strong competition in the mortgage lending space from a wide variety of other mortgage originators, all of whom are principally affected in this business by the rate and terms set, and the lending practices established from time-to-time by the very large government sponsored enterprises ("GSEs") engaged in residential mortgage lending, most importantly, “Fannie Mae” and “Freddie Mac.” For many years, these GSEs have purchased and/or guaranteed a very substantial percentage of all newly-originated mortgage loans in the U.S., and in recent years, a large majority of such originations. Additionally, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market funds, mutual funds, credit card companies, wealth management enterprises, and Fintech companies offer substantive equivalents of the various other types of loan and financial products and services and transactional accounts that we offer, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to us.  Under federal banking laws, such non-banking financial organizations not only may offer products and services comparable to those offered by commercial banks, but also may establish or acquire their own commercial banks.

G. EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of the executive officers of Arrow and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas J. Murphy, CPA	58
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

Terry R. Goodemote, CPA	53
Chief Financial Officer of Arrow since January 1, 2007. He also has been Executive Vice President of Arrow (since January 1, 2013); prior to that, he was Senior Vice President of Arrow (since 2008). Mr. Goodemote also serves as Chief Financial Officer of GFNB (since January 1, 2007) and as Senior Executive Vice President of GFNB (since July 1, 2011). Before that he was Executive Vice President of GFNB (since 2008). Prior to becoming Chief Financial Officer, Mr. Goodemote served as Senior Vice President and Head of the Accounting Division of GFNB. Mr. Goodemote started with the Company in 1992. On February 7, 2017, the company announced Mr. Goodemote's intention is to retire from the company. He intends to continue in his current role until his successor is chosen.

David S. DeMarco	55
Senior Vice President of Arrow since May 1, 2009. Mr. DeMarco has been the President and Chief Executive Officer of SNB since January 1, 2013. Prior to that date, Mr. DeMarco served as Executive Vice President and Head of the Branch, Corporate Development, Financial Services & Marketing Division of GFNB since January 1, 2003. Mr. DeMarco started with the Company in 1987.

David D. Kaiser	56
Senior Vice President of Arrow since February 1, 2015. Mr. Kaiser has also served as Executive Vice President of GFNB since 2012 and as Chief Credit Officer of GFNB and SNB since 2011. Previously, he served as the Corporate Banking Manager for GFNB from 2005 to 2011. Mr. Kaiser started with the Company in 2000.

H. AVAILABLE INFORMATION
Our Internet address is www.arrowfinancial.com.  We make available, free of charge on or through our internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as practicable after we file or furnish them with the SEC pursuant to the Exchange Act.  We also make available on the internet website various other documents related to corporate operations, including our Corporate Governance Guidelines, the charters of our principal board committees, and our codes of ethics.  We have adopted a financial code of ethics that applies to Arrow’s chief executive officer, chief financial officer and principal accounting officer and a business code of ethics that applies to all directors, officers and employees of our holding company and its subsidiaries.

# 12

Item 1A. Risk Factors
Our financial results and the market price of our stock are subject to risks arising from many factors, including the risks listed below, as well as other risks and uncertainties. Any of these risks could materially and adversely affect our business, financial condition or results of operations. (Please note that the discussion below regarding the potential impact on Arrow of certain of these factors that may develop in the future is not meant to provide predictions by Arrow's management that such factors will develop, but to acknowledge the possible negative consequences to our company and business if certain conditions develop.)
Difficult market conditions continue to present significant challenges to the profitability of the U.S. commercial banking industry and its core business of making and servicing loans and any substantial downturn in the U.S. economy generally could adversely affect our ability to maintain steady growth in our loan portfolio and our earnings. Many existing or potential loan customers of commercial banks, especially individuals and small businesses, continue to experience financial and budgetary pressures that both challenge their ability to service their existing indebtedness and sharply restrict their ability or willingness to incur additional indebtedness. The demand for loans has generally increased in recent years, and very low prevailing rates of interest for all types of credit still exist, which makes borrowing more affordable and attractive to customers of all types. However, while the U.S. economy and our regional economy have shown signs of improvement in recent years, consumers and small businesses are still struggling under heavy debt loads, which will continue to weigh against any surge in growth or profitability in the banking sector. This cautionary scenario confronts us as it confronts all commercial banks, large and small, and could adversely affect our ability to originate loans.
We face continuing and growing security risks to our information base including the information we maintain relating to our customers, and any breaches in the security systems we have implemented to protect this information could have a material negative effect on our business operations and financial condition. In the ordinary course of business, Arrow relies on electronic communications and information systems to conduct our operations and to store sensitive data. Arrow employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. Arrow employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. We have implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including the security and privacy of all confidential customer information. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect our business operations from every type of cybersecurity or other security problem in every situation. A failure or circumvention of these controls could have a material adverse effect on our business operations and financial condition. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, Arrow has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.
The computer systems and network infrastructure that we use are always vulnerable to unforeseen disruptions, including theft of confidential customer information (“identity theft”) and interruption of service as a result of fire, natural disasters, explosion, general infrastructure failure or cyber attacks. These disruptions may arise in our internally developed systems, or the systems of our third-party service providers or may originate from the actions of our consumer and business customers who access our systems from their own networks or digital devices to process transactions. Information security and cyber security risks have increased significantly in recent years because of consumer demand to use the Internet and other electronic delivery channels to conduct financial transactions. Cybersecurity risk is a major concern to financial services regulators and all financial service providers, including our company. These risks are further exacerbated due to the increased sophistication and activities of organized crime, hackers, terrorists and other disreputable parties. We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks or unauthorized access remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers. In addition, if we fail to observe any of the cybersecurity requirements in federal or state laws, regulations or regulatory guidance, we could be subject to various sanctions, including financial penalties.

The quality of our bank loan portfolio remains strong but could erode somewhat if the U.S. economy or our regional economy experiences even a modest downturn; any such erosion could have an adverse impact on our financial condition. Home prices in all regions of the U.S., including our market area in northeastern New York, have stabilized or even strengthened somewhat in recent periods. Delinquency and charge-off rates in our loan portfolio remain very low. However, we like most banks continue to have substantial exposure in our portfolio to borrowers, particularly individual and small business borrowers, who if confronted by an economic downturn of any consequence, including one that results in their loss of their job or the failure of their

# 13

business, may quickly fall in arrears on their borrowings including on our loans to them. We believe not only that the quality of our loan portfolio is strong but also that our allowance is entirely adequate to cover all embedded risk. However, any downturn of consequence in the economy, nationwide or in our region, would likely require increased provisions to our allowance, potentially damaging our financial condition and results.
Persistent volatility in the U.S. equity markets, coupled with economic instability and uncertainty, has an adverse effect on the core business of the U.S. commercial banking sector which could adversely impact our financial results. The U.S. financial sector, particularly that portion that is focused on the equity markets (i.e., “Wall Street”), has largely recovered from the 2008-2009 financial crisis, although periods of enhanced volatility continue to surface-. At the same time, the wider U.S. economy, especially the business sector that underlies the day-to-day health of U.S. commercial banks (“Main Street”), continues to experience only very modest growth. In some areas of the U.S. and some sectors of the U.S. economy. companies, workers and municipalities have not returned to the levels of financial health they enjoyed before the 2008-2009 crisis. Commercial banks like ours are much more closely tied, in terms of growth and profits, to the Main Street sector than the Wall Street sector. Accordingly, our financial results and condition may continue to be pressured by the modest and uneven growth that continues to characterize the U.S. economy generally and our regional economy as well.
Any future economic or financial downturn, including any significant correction in the equity markets, may negatively affect the volume of income attributable to, and demand for, fee-based services of banks such as ours, including our fiduciary business, which could negatively impact our financial condition and results of operation. Revenues from our trust and wealth management business are dependent on the level of assets under management. Any significant downturn in the equity markets may lead our trust and wealth management customers to liquidate their investments, or may diminish account values for those customers who elect to leave their portfolios with us, in either case reducing our assets under management and thereby decreasing our revenues from this important sector of our business. Our other fee-based businesses are also susceptible to a sudden economic or financial downturn.
Rulemaking under Dodd-Frank continues to unfold; these and other regulations being promulgated may adversely affect our Company and certain players in the financial industry as a whole. Even before the financial crisis and the resulting new banking laws and regulations, including Dodd-Frank, we were subject to extensive Federal and state banking regulations and supervision. Banking laws and regulations are intended primarily to protect bank depositors’ funds (and indirectly the Federal deposit insurance funds) as well as bank retail customers, who may lack the sophistication to understand or appreciate bank products and services. These laws and regulations generally are not, however, aimed at protecting or enhancing the returns on investment enjoyed by bank shareholders.
Our depositor/customer awareness of the changing regulatory environment is particularly true of the set of laws and regulations under Dodd-Frank, which were passed in the aftermath of the 2008-2009 financial crisis and in large part were intended to better protect bank customers (and to some degree, banks) against a wide variety of lending products and aggressive lending practices that pre-dated the crisis and are seen as having contributed to its severity. Although not all banks offered such products or engaged in such practices, all banks are affected by the new laws and regulations to some degree.
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
While it is difficult to predict the full extent to which Dodd-Frank and the resulting new regulations and rules may adversely impact our business or financial results, or the extent to which regulations previously adopted under Dodd-Frank or the provisions of Dodd-Frank itself may be rescinded or modified in upcoming periods, as a result of recent political developments,we believe the changes flowing from Dodd-Frank will continue to increase our costs. Furthermore, we also believe that any potential changes to Dodd-Frank will require us to continue to modify certain strategies, business operations and capital and liquidity structures which, individually or collectively, may very well have a material adverse impact on our financial condition.

Revised capital and liquidity standards adopted by the U.S. banking regulators require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case. Capital standards, particularly those adopted as a result of Dodd-Frank, continue to have a significant effect on banks and bank holding companies, including Arrow. Although many of the remedial measures contained in Dodd-Frank and the regulations promulgated thereunder may be reconsidered at the federal legislative and regulatory levels as a result of the recent U.S. elections and political developments, the revised and enhanced regulatory capital standards adopted by bank regulators in response to the mandates in Dodd-Frank are generally perceived as less likely to be rescinded or relaxed than some of the other restrictive or burdensome changes mandated by Dodd-Frank. Thus, many if perhaps not all of the enhanced bank capital standards promulgated under Dodd-Frank are widely expected to remain in effect, including the capital buffers yet to be fully phased in, forcing bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases.

# 14

If economic conditions should worsen and the U.S. experiences a recession or prolonged economic stagnation, the quality of our loan portfolio may weaken so significantly that our allowance for loan losses may not be adequate to cover actual or expected loan losses. Like all financial institutions, we maintain an allowance for loan losses to provide for probable loan losses at the balance sheet date. Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio and other factors. While we have continued to enjoy a very high level of quality in our loan portfolio generally and very low levels of loan charge-offs and non-performing loans, if the economy in our geographic market area should deteriorate to the point that recessionary conditions return, or if the regional or national economy experiences a protracted period of stagnation, the quality of our loan portfolio may weaken so significantly that our allowance for loan losses may not be adequate to cover actual or expected loan losses. If so, future increases in provisions for loan losses could materially and adversely affect financial results. Moreover, weak or worsening economic conditions often lead to difficulties in other areas of our business, including growth of our business generally, thereby compounding the negative effects on earnings.
Although rates have begun to rise somewhat, the current interest rate environment, still is not particularly favorable for commercial banks or their core businesses, and any future significant increases in prevailing rates may ultimately have a negative impact on our prospects and performance. Prevailing market interest rates, and changes in those rates, have a direct and material impact on the financial performance and condition of commercial banks. A bank’s net interest income generally comprises the majority of its total income, and changes in prevailing rates for bank assets and bank liabilities significantly affect its net interest income. Currently, market interest rates in the U.S., across all maturities and for all types of loans, although beginning to rise, still remain low. Lending institutions such as commercial banks remain in a very challenging position.
After raising the Fed funds rate by 25 basis points in December 2016, the Fed elected to raise the Fed funds rate again in December 2016, again by 25 basis points. Presumably, short-term interest rates will rise again accordingly. Moreover, the general expectation is that the Fed will proceed with additional rate rises this year and perhaps next year. These increases in market rates, although possibly helpful to banks at least initially as loans reprice upward, may nevertheless be expected ultimately to adversely impact the commercial banking sector in certain respects. If rate rises persist, it may be expected that bank liabilities (deposits) also will reprice upward, pressuring margins once again. Additionally, if rates rise substantially, especially long-term rates, economic growth is likely to be negatively impacted at some point, and the housing sector particularly may suffer significant damage. It was out of concern for the long-run health of the U.S. economy at large that led the Fed to pursue the imposition of a long-term, low-rate environment, and it is to be expected that the Fed will approach further rate increases with great caution and abandon or defer future increases if any weakness in the economy should surface. Whatever the Fed and the other central banks in the developed world elect to do from the standpoint of monetary policy, their decisions will affect the activities, results of operations and profitability of banks and bank holding companies such as Arrow. We cannot predict the nature or timing of future changes in monetary and other policies or the effect that they may have on our operations or financial condition.
We operate in a highly competitive industry and market areas that could negatively affect our growth and profitability. Competition for commercial banking and other financial services is fierce in our market areas. In one or more aspects of business, our subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services, than we can. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. In addition, many of our competitors are not subject to the same extensive Federal regulations that govern bank holding companies and Federally insured banks. Failure to offer competitive services in our market areas could significantly weaken our market position, adversely affecting our growth, which, in turn, could have a material adverse effect on our financial condition and results of operations.
The Company relies on the operations of our banking subsidiaries to provide liquidity which, if limited, could impact our ability to pay dividends to our shareholders or to repurchase our common stock. We are a bank holding company, a separate legal entity from our subsidiaries. Our bank holding company does not have significant operations of its own. The ability of our subsidiaries, including our bank and insurance subsidiaries, to pay dividends is limited by various statutes and regulations. It is possible, depending upon the financial condition of our subsidiaries and other factors, that our subsidiaries might be restricted at some point in their ability to pay dividends to the holding company, including by a bank regulator asserting that the payment of such dividends or other payments would constitute an unsafe or unsound practice. In addition, under Dodd-Frank, we are subjected to consolidated capital requirements at the holding company level. If our holding company or its bank subsidiaries are required to retain or increase capital, we may not be able to maintain our cash dividends or pay dividends at all, or to repurchase shares of our common stock.
If economic conditions worsen and the U.S. financial markets should suffer a downturn, we may experience limited access to credit markets. As discussed under Part I, Item 7.D. “Liquidity,” we maintain borrowing relationships with various third parties that enable us to obtain from them, on relatively short notice, overnight and longer-term funds sufficient to enable us to fulfill our obligations to customers, including deposit withdrawals. If, in the context of a downturn in the U.S. economy or financial markets, these third parties should encounter difficulty in accessing their own credit markets, we may, in turn, experience a decrease in our capacity to borrow funds from them or other third parties traditionally relied upon by banks for liquidity.

# 15

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
We rely on other companies to provide key components of our business infrastructure. Third-party vendors provide key components of our business infrastructure such as Internet connections, network access and mutual fund distribution. The financial health and operational capabilities of these third parties are for the most part beyond our control, and any problems experienced by these third parties, such that they may not be able to continue to provide services to us or to perform such services consistent with our expectations, could adversely affect our ability to deliver products and services to our customers and to conduct our business.
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
Our industry is faced with technological advances and changes on a continuing basis, and failure to adapt to these advances and changes could have a material adverse impact on our business. Technological advances and changes in the financial services industry are pervasive and constant factors. The retail financial services sector, like many other retail goods and services sectors, is currently in the throes of revolutionary change, involving new delivery and communications systems and technologies that are extraordinarily far-reaching and impactful. For us to remain competitive, we must comprehend and adapt to these systems and technologies . Proper implementation of new technologies can increase efficiency, decrease costs and help to meet customer demand. However, many of our competitors have greater resources to invest in technological advances and changes. We may not always be successful in utilizing the latest technological advances in offering our products and services or in otherwise conducting our business. Failure to identify, consider, adapt to and implement technological advances and changes could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments - None

Item 2. Properties

Our main office is at 250 Glen Street, Glens Falls, New York.  The building is owned by us and serves as the main office for Arrow and Glens Falls National, our principal subsidiary bank.  The main office of our other banking subsidiary, Saratoga National, is in Saratoga Springs, New York. We own twenty-nine branch banking offices, lease ten branch banking offices and lease two residential loan origination offices, all at market rates. Our insurance agencies are co-located in four bank-owned branches, as well

# 16

as four leased bank branches and 1 owned stand-alone building. We also lease office space in buildings and parking lots near our main office in Glens Falls as well as a back-up site for business continuity purposes.
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

Item 4. Mine Safety Disclosures - None

# 17

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Arrow Financial Corporation is traded on the Global Select Market of the National Association of Securities Dealers, Inc. ("NASDAQ®")Stock Market under the symbol AROW.
The high and low prices listed below represent actual sales transactions, as reported by NASDAQ®.  All stock prices and cash dividends per share have been restated to reflect subsequent stock dividends.  On September 29, 2016, we distributed a 3% stock dividend on our outstanding shares of common stock.

	2016			2015
	Market Price		Cash Dividends Declared	Market Price		Cash Dividends Declared
	Low	High		Low	High
First Quarter	$23.83	$26.74	$0.243	$24.32	$26.20	$0.238
Second Quarter	25.16	29.51	0.243	24.06	26.65	0.238
Third Quarter	28.62	34.08	0.243	25.30	27.18	0.238
Fourth Quarter	30.56	41.70	0.250	25.07	28.39	0.243

The payment of cash dividends by Arrow is determined at the discretion of its Board of Directors and is dependent upon, among other things, our earnings, financial condition and other factors, including applicable legal and regulatory restrictions.  See "Capital Resources and Dividends" in Part II, Item 7.E. of this Report.
Based on information received from our transfer agent and various brokers, custodians and agents, we estimate there were approximately 7,000 beneficial owners of Arrow’s common stock at December 31, 2016. Arrow has no other class of stock outstanding.

Equity Compensation Plan Information
The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2016.  These equity compensation plans were (i) our 2013 Long-Term Incentive Plan ("LTIP"), and its predecessors, our 2008 Long-Term Incentive Plan and our 1998 Long-Term Incentive Plan; (ii) our 2014 Employee Stock Purchase Plan ("ESPP"); and (iii) our 2013 Directors' Stock Plan ("DSP").  All of these plans have been approved by Arrow's shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Security Holders (1)(2)	355,651	$22.52	511,293
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	355,651		511,293

(1)	All 355,651 shares of common stock listed in column (a) are issuable pursuant to outstanding stock options granted under the LTIP or its predecessor plans.

(2)
The total of 511,293 shares listed in column (c) includes (i) 367,775 shares of common stock available for future award grants under the LTIP, (ii) 115,554 shares of common stock available for future issuance under the ESPP, and (iii) 27,964 shares of common stock available for future issuance under the DSP.

# 18

STOCK PERFORMANCE GRAPHS

The following two graphs provide a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the NASDAQ Banks Index and the Zacks $1B-$5B Bank Assets Index.
The first graph presents comparative stock performance for the five-year period from December 31, 2011 to December 31, 2016 and the second graph presents comparative stock performance for the fifteen-year period from December 31, 2001 to December 31, 2016.
The historical information in the graphs and accompanying tables may not be indicative of future performance of Arrow stock on the various stock indices.

	TOTAL RETURN PERFORMANCE Period Ending
Index	2011	2012	2013	2014	2015	2016
Arrow Financial Corporation	100.00	113.12	127.72	140.05	146.51	232.25
Russell 2000 Index	100.00	116.35	161.52	169.42	161.95	196.45
NASDAQ Banks Index	100.00	119.64	171.23	179.93	195.98	265.31
Zacks $1B - $5B Bank Assets Index	100.00	118.73	161.37	169.29	185.89	267.98

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2017.

# 19

	TOTAL RETURN PERFORMANCE Period Ending
Index	2001	2002	2003	2004	2005	2006	2007	2008
Arrow Financial Corporation	100.00	114.37	133.42	158.20	142.19	144.44	135.32	165.76
Russell 2000 Index	100.00	79.52	117.09	138.68	144.93	171.55	168.87	111.81
NASDAQ Banks Index	100.00	102.37	131.69	150.81	147.31	165.41	130.91	95.44
Zacks $1B - $5B Bank Assets Index	100.00	118.21	164.17	195.13	190.45	220.30	173.64	160.60

	TOTAL RETURN PERFORMANCE (Cont'd.) Period Ending
Index	2009	2010	2011	2012	2013	2014	2015	2016
Arrow Financial Corporation	177.11	209.52	192.14	217.34	245.41	269.08	281.50	446.24
Russell 2000 Index	142.19	180.38	172.85	201.11	279.18	292.85	279.92	339.57
NASDAQ Banks Index	79.42	94.44	84.46	101.05	144.63	151.98	165.53	224.09
Zacks $1B - $5B Bank Assets Index	125.68	145.68	139.24	165.32	224.69	235.72	258.83	373.14

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2017.

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

# 20

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about repurchases by Arrow during the three months ended December 31, 2016 of our common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Fourth Quarter 2016 Calendar Month	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	3,979	$32.40	—	$4,505,130
November	7,035	35.82	—	4,505,130
December	14,603	40.10	—	4,505,130
Total	25,617	37.73	—

1The total number of shares purchased and the average price paid per share listed in columns (a) and (b) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, and (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans ("LTIPs") in connection with their stock-for-stock exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased by Arrow through such methods:  October - DRIP purchases (2,789 shares), stock-for-stock option exercises (1,190 shares); November - DRIP purchases (1,891 shares), stock-for-stock option exercises (5,144 shares); December - DRIP purchases (12,360 shares), stock-for-stock option exercises (2,243 shares).
2Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs.  Our only publicly-announced stock repurchase program in effect for the fourth quarter of 2016 was the program approved by the Board of Directors and announced in November 2015, under which the Board authorized management, in its discretion, to repurchase from time to time during 2016, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions (the "2016 Program"). Arrow did not repurchase any of its shares in the fourth quarter of 2016 under the 2016 Program. In October 2016, the Board authorized a repurchase program for 2017 similar to its 2016 program, which also authorizes management to repurchase up to $5 million of stock in the ensuing year (2017).

# 21

Item 6. Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA
Arrow Financial Corporation and Subsidiaries
(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2016	2015	2014	2013	2012
Interest and Dividend Income	$76,915	$70,738	$66,861	$64,138	$69,379
Interest Expense	5,356	4,813	5,767	7,922	11,957
Net Interest Income	71,559	65,925	61,094	56,216	57,422
Provision for Loan Losses	2,033	1,347	1,848	200	845
Net Interest Income After Provision for Loan Losses	69,526	64,578	59,246	56,016	56,577
Noninterest Income	27,854	27,995	28,206	27,521	26,234
Net (Losses) Gains on Securities Transactions	(22)	129	110	540	865
Noninterest Expense	(59,609)	(57,430)	(54,028)	(53,203)	(51,836)
Income Before Provision for Income Taxes	37,749	35,272	33,534	30,874	31,840
Provision for Income Taxes	11,215	10,610	10,174	9,079	9,661
Net Income	$26,534	$24,662	$23,360	$21,795	$22,179
Per Common Share: [1]
Basic Earnings	$1.98	$1.86	$1.76	$1.65	$1.69
Diluted Earnings	1.97	1.85	1.76	1.65	1.69
Per Common Share: [1]
Cash Dividends	$0.98	$0.96	$0.94	$0.92	$0.90
Book Value	17.27	16.05	15.16	14.50	13.38
Tangible Book Value [2]	15.45	14.18	13.22	12.53	11.36
Consolidated Year-End Balance Sheet Data:
Total Assets	$2,605,242	$2,446,188	$2,217,420	$2,163,698	$2,022,796
Securities Available-for-Sale	346,996	402,309	366,139	457,606	478,698
Securities Held-to-Maturity	345,427	320,611	302,024	299,261	239,803
Loans	1,753,268	1,573,952	1,413,268	1,266,472	1,172,641
Nonperforming Assets [3]	7,186	8,924	8,162	7,916	9,070
Deposits	2,116,546	2,030,423	1,902,948	1,842,330	1,731,155
Federal Home Loan Bank Advances	178,000	137,000	51,000	73,000	59,000
Other Borrowed Funds	55,836	43,173	39,421	31,777	32,678
Stockholders’ Equity	232,852	213,971	200,926	192,154	175,825
Selected Key Ratios:
Return on Average Assets	1.06%	1.05%	1.07%	1.04%	1.11%
Return on Average Equity	11.79	11.86	11.79	12.11	12.88
Dividend Payout [4]	49.75	51.89	53.41	55.76	53.25
Average Equity to Average Assets	8.95	8.88	9.05	8.56	8.62

1Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent September 29, 2016 3% stock dividend.
2Tangible book value excludes goodwill and other intangible assets from total equity.
3Nonperforming assets consist of nonaccrual loans, loans past due 90 or more days but still accruing interest, repossessed assets, restructured loans, other real estate owned and nonaccrual investments.
4Dividend Payout Ratio – cash dividends per share to fully diluted earnings per share.

# 22

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information Dollars in thousands, except per share amounts Share and per share amounts have been restated for the September 2016 3% stock dividend

Quarter Ended	12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015
Net Income	$6,600	$6,738	$6,647	$6,549	$6,569
Transactions Recorded in Net Income (Net of Tax):
Net (Loss) Gain on Securities Transactions	(101)	—	88	—	14

Period End Shares Outstanding	13,483	13,426	13,388	13,361	13,328
Basic Average Shares Outstanding	13,441	13,407	13,372	13,343	13,306
Diluted Average Shares Outstanding	13,565	13,497	13,429	13,379	13,368
Basic Earnings Per Share	$0.49	$0.50	$0.50	$0.49	$0.49
Diluted Earnings Per Share	0.49	0.50	0.49	0.49	0.49
Cash Dividend Per Share	0.250	0.243	0.243	0.243	0.243
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$34,731	$21,635	$22,195	$21,166	$44,603
Investment Securities	684,906	696,712	701,526	716,523	716,947
Loans	1,726,738	1,680,850	1,649,401	1,595,018	1,556,234
Deposits	2,160,156	2,063,832	2,082,449	2,069,964	2,075,825
Other Borrowed Funds	157,044	209,946	165,853	143,274	127,471
Shareholders’ Equity	230,198	228,048	223,234	218,307	213,219
Total Assets	2,572,425	2,528,124	2,496,795	2,456,431	2,442,964
Return on Average Assets	1.02%	1.06%	1.07%	1.07%	1.07%
Return on Average Equity	11.41%	11.75%	11.98%	12.07%	12.22%
Return on Tangible Equity[2]	12.77%	13.18%	13.47%	13.62%	13.86%
Average Earning Assets	$2,446,375	$2,399,197	$2,373,122	$2,332,707	$2,317,784
Average Paying Liabilities	1,933,974	1,892,583	1,891,017	1,867,455	1,854,549
Interest Income, Tax-Equivalent	20,709	20,222	20,154	19,549	19,422
Interest Expense	1,404	1,405	1,284	1,263	1,231
Net Interest Income, Tax-Equivalent	19,305	18,817	18,870	18,286	18,191
Tax-Equivalent Adjustment	939	940	917	923	912
Net Interest Margin [3]	3.14%	3.12%	3.20%	3.15%	3.11%
Efficiency Ratio Calculation:
Noninterest Expense	$15,272	$15,082	$14,884	$14,370	$14,242
Less: Intangible Asset Amortization	73	74	74	75	78
Net Noninterest Expense	$15,199	$15,008	$14,810	$14,295	$14,164
Net Interest Income, Tax-Equivalent	$19,305	$18,817	$18,870	$18,286	$18,191
Noninterest Income	6,648	7,114	7,194	6,875	6,687
Less: Net Securities (Losses) Gains	(166)	—	144	—	23
Net Gross Income	$26,119	$25,931	$25,920	$25,161	$24,855
Efficiency Ratio	58.19%	57.88%	57.14%	56.81%	56.99%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$232,852	$229,208	$225,373	$220,703	$213,971
Book Value per Share	17.27	17.07	16.83	16.52	16.05
Intangible Assets	24,569	24,675	24,758	24,872	24,980
Tangible Book Value per Share [2]	15.45	15.23	14.98	14.66	14.18
Capital Ratios:
Tier 1 Leverage Ratio	9.47%	9.44%	9.37%	9.36%	9.25%
Common Equity Tier 1 Capital Ratio	12.97%	12.80%	12.74%	12.84%	12.82%
Tier 1 Risk-Based Capital Ratio	14.14%	13.98%	13.95%	14.08%	14.08%
Total Risk-Based Capital Ratio	15.15%	14.99%	14.96%	15.09%	15.09%
Assets Under Trust Administration and Investment Management	$1,301,408	$1,284,051	$1,250,770	$1,231,237	$1,232,890

1 See "Use of Non-GAAP Financial Measures" on page 4.

# 23

Selected Twelve-Month Information Dollars in thousands, except per share amounts Share and per share amounts have been restated for the September 2016 3% stock dividend

	2016	2015	2014
Net Income	$26,534	$24,662	$23,360
Transactions Recorded in Net Income (Net of Tax):
Net Securities (Losses) Gains	$(13)	$78	$67

Period End Shares Outstanding	13,483	13,328	13,260
Basic Average Shares Outstanding	13,391	13,281	13,242
Diluted Average Shares Outstanding	13,476	13,330	13,272
Basic Earnings Per Share	$1.98	$1.86	$1.76
Diluted Earnings Per Share	1.97	1.85	1.76
Cash Dividends Per Share	0.98	0.96	0.94
Average Assets	$2,513,645	$2,341,467	$2,190,480
Average Equity	224,969	208,017	198,208
Return on Average Assets	1.06%	1.05%	1.07%
Return on Average Equity	11.79	11.86	11.79
Average Earning Assets	$2,388,042	$2,218,440	$2,068,611
Average Interest-Bearing Liabilities	1,896,351	1,777,867	1,675,285
Interest Income, Tax-Equivalent [1]	80,636	74,227	70,188
Interest Expense	5,356	4,813	5,767
Net Interest Income, Tax-Equivalent [1]	75,280	69,414	64,421
Tax-Equivalent Adjustment	3,721	3,489	3,327
Net Interest Margin [1]	3.15%	3.13%	3.11%
Efficiency Ratio Calculation [1]
Noninterest Expense	$59,609	$57,430	$54,028
Less: Intangible Asset Amortization	297	327	387
Net Noninterest Expense	$59,312	$57,103	$53,641
Net Interest Income, Tax-Equivalent [1]	$75,280	$69,414	$64,421
Noninterest Income	27,832	28,124	28,316
Less: Net Securities (Losses) Gains	(22)	129	110
Net Gross Income, Adjusted	$103,134	$97,409	$92,627
Efficiency Ratio [1]	57.51%	58.62%	57.91%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.47%	9.25%	9.44%
Total Stockholders’ Equity (i.e. Book Value)	$232,852	$213,971	$200,926
Book Value per Share	17.27	16.05	15.15
Intangible Assets	24,569	24,980	25,628
Tangible Book Value per Share [1]	15.45	14.18	13.22
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans	0.06%	0.06%	0.05%
Provision for Loan Losses as a Percentage of Average Loans	0.12%	0.09%	0.14%
Allowance for Loan Losses as a Percentage of Period-End Loans	0.97%	1.02%	1.10%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	309.31%	232.24%	200.41%
Nonperforming Loans as a Percentage of Period-End Loans	0.31%	0.44%	0.55%
Nonperforming Assets as a Percentage of Total Assets	0.28%	0.36%	0.37%

1 See "Use of Non-GAAP Financial Measures" on page 4.

# 24

Arrow Financial Corporation
Reconciliation of Non-GAAP Financial Information
(Dollars In Thousands, Except Per Share Amounts)

Footnotes:

1.	Share and Per Share Data have been restated for the September 29, 2016 3% stock dividend.

2.
Tangible Book Value, Tangible Equity, and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance.

		12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015
	Total Stockholders' Equity (GAAP)	$232,852	$229,208	$225,373	$220,703	$213,971
	Less: Goodwill and Other Intangible assets, net	24,569	24,675	24,758	24,872	24,980
	Tangible Equity (Non-GAAP)	$208,283	$204,533	$200,615	$195,831	$188,991

	Period End Shares Outstanding	13,483	13,426	13,388	13,361	13,328
	Tangible Book Value per Share (Non-GAAP)	$15.45	$15.23	$14.98	$14.66	$14.18
	Net Income	6,600	6,738	6,647	6,549	6,569
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	12.77%	13.18%	13.47%	13.62%	13.86%

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance.

		12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015
	Interest Income (GAAP)	$19,770	$19,282	$19,237	$18,626	$18,510
	Add: Tax Equivalent Adjustment (Non-GAAP)	939	940	917	923	912
	Interest Income - Tax Equivalent (Non-GAAP)	$20,709	$20,222	$20,154	$19,549	$19,422

	Net Interest Income (GAAP)	$18,366	$17,877	$17,953	$17,363	$17,279
	Add: Tax-Equivalent adjustment (Non-GAAP)	939	940	917	923	912
	Net Interest Income - Tax Equivalent (Non-GAAP)	$19,305	$18,817	$18,870	$18,286	$18,191
	Average Earning Assets	2,446,375	2,399,197	2,373,122	2,332,707	2,317,784
	Net Interest Margin (Non-GAAP)	3.14%	3.12%	3.20%	3.15%	3.11%

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

5.
For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with bank regulatory capital rules. All prior quarters reflect actual results. The December 31, 2016 CET1 ratio listed in the tables (i.e., 12.92%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015
	Total Risk Weighted Assets	1,707,829	1,690,646	1,662,381	1,617,957	1,590,129
	Common Equity Tier 1 Capital	221,472	216,382	211,801	207,777	203,848
	Common Equity Tier 1 Ratio	12.97%	12.80%	12.74%	12.84%	12.82%

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

Allowance for loan losses: The allowance for loan losses represents management’s estimate of probable losses inherent in the Company’s loan portfolio. Our process for determining the allowance for loan losses is discussed in Note 2 - Summary of Significant Accounting Policies and Note 5 - Loans to the Consolidated Financial Statements. We evaluate our allowance at the portfolio segment level and our portfolio segments are commercial, commercial real estate, residential real estate, and consumer loans. Due to the variability in the drivers of the assumptions used in this process, estimates of the portfolio’s inherent risks and overall collectability change with changes in the economy, individual industries, and borrowers’ ability and willingness to repay their obligations. The degree to which any particular assumption affects the allowance for loan losses depends on the severity of the change and its relationship to the other assumptions. Key judgments used in determining the allowance for loan losses for individual commercial loans include credit quality indicators, collateral values and estimated cash flows for impaired loans. For pools of loans we consider our historical net loss experience, and as necessary, adjustments to address current events and conditions, considerations regarding economic uncertainty, and overall credit conditions. The historical loss factors incorporate a rolling twelve quarter look-back period for each loan segment in order to reduce the volatility associated with improperly weighting short-term fluctuations. The process of determining the level of the allowance for loan losses requires a high degree of judgment. Any downward trend in the economy, regional or national, may require us to increase the allowance for loan losses resulting in a negative impact on our results of operations and financial condition.

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

A. OVERVIEW

The following discussion and analysis focuses on and reviews our results of operations for each of the years in the three-year period ended December 31, 2016 and our financial condition as of December 31, 2016 and 2015.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the consolidated financial statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of 2016 Financial Results: We reported net income for 2016 of $26.5 million, an increase of $1.9 million or 7.6% over the 2015 total. Diluted earnings per share ("EPS") for 2016 was $1.97, an increase of $0.12, or 6.5% from our 2015 EPS. Return on average equity ("ROE") for the 2016 year continued to be strong at 11.79%, down from our ROE of 11.86% for the 2015 year. Return on average assets ("ROA") for 2016 also continued to be strong at 1.06%, an increase from an ROA of 1.05% for 2015.
The driving factor behind our increase in net income was a significant increase year-over-year in our net interest income, which increased to $71.6 million in 2016 from $65.9 million in 2015, an 8.5% increase. Tax-equivalent net interest income (a non-GAAP measure, see p. 4) was $75.3 million for 2016, an increase of $5.9 million or 8.5% over the $69.4 million total for 2015. This increase in net interest income was primarily attributable to the significant amount of loan growth we experienced during the year. See our analysis of changes in the loan portfolio beginning on page 40. Our noninterest income, including net gains (losses) on securities transactions, decreased in 2016 by $292 thousand, or 1.0%, while our noninterest expense increased by $2.2 million, or 3.8%. The

# 26

increased provision for loan losses in 2016 over 2015 of $686 thousand was primarily due to the significant growth in our loan portfolio. Asset quality measures remained strong throughout the year.
Total assets were $2.6 billion at December 31, 2016, which represented an increase of $159.1 million, or 6.5%, above the $2.4 billion level at December 31, 2015. Virtually all asset growth was the result of organic internal growth from our existing branch network, as opposed to acquisitions.
Total Stockholders' equity was $232.9 million at December 31, 2016, an increase of $18.9 million, or 8.8%, from the year earlier level. The components of the change in stockholders' equity since year-end 2015 are presented in the Consolidated Statement of Changes in Stockholders' Equity on page 59. Total book value per share increased by 7.6% over the prior year level. At December 31, 2016, our tangible book value per share, a non-GAAP financial measure calculated based on tangible book value (total stockholders' equity minus intangible assets including goodwill) was $15.45, an increase of $1.27, or 9.0%, over the December 31, 2015 amount. This increase in total stockholders' equity during 2016 principally reflected the following factors: (i) $26.5 million net income for the period, plus (ii) $3.1 million of equity received from our various stock-based compensation plans, plus (iii) a $1.1 million increase in accumulated other comprehensive income, reduced by (iv) cash dividends of $13.1 million; and (v) repurchases of our own common stock of $2.1 million. As of December 31, 2016, our closing stock price was $40.50, resulting in a trading multiple of 2.62 to our tangible book value. The Board of Directors declared and the Company paid a cash dividend of $0.243 per share for each of the first three quarters of 2016, as adjusted for a 3% stock dividend distributed September 29, 2016, a cash dividend of $0.25 per share for the fourth quarter of 2016, and has declared a $0.25 per share cash dividend for the first quarter of 2017.

Regulatory capital: As of December 31, 2016, we continued to exceed all regulatory minimum capital requirements at both the holding company and bank levels, by a substantial amount. As of January 1, 2015, we became subject to revised bank regulatory capital standards adopted in 2013 by federal bank regulatory agencies pursuant to the Dodd-Frank Act. These revised regulatory standards generally require financial institutions to meet higher minimum capital levels, measured in new ways. The standards are being phased in over a 5-year time period ending in 2019. See "Regulatory Capital Standards" on pages 7 and 8.

Economic trends and loan quality: During the past three years, economic activity in our market area has been generally positive, but employment growth and average hourly wages have been less than the national average. Single family home values in upstate New York have generally increased at a higher rate than the national average over the same period. Our nonperforming loans were $5.5 million at December 31, 2016, a decrease of $1.4 million, or 20.4%, from year-end 2015, even with substantial portfolio growth. The ratio of nonperforming loans to period-end loans at December 31, 2016 was 0.31%, a decrease from 0.44% at December 31, 2015. By way of comparison, this ratio for our peer group was 0.83% at September 30, 2016 which itself was a significant improvement for the peer group from its ratio of 3.60% at year-end 2010, and is now below the group's ratio of 1.09% at December 31, 2007 (i.e., before the financial crisis). Loans charged-off (net of recoveries) against our allowance for loan losses amounted to $1.1 million for 2016, an increase of $180 thousand from 2015. Our ratio of net charge-offs to average loans was 0.06% for 2016, compared to our peer group ratio of 0.07% for the period ended September 30, 2016. At December 31, 2016, our allowance for loan losses was $17.0 million, representing 0.97% of total loans, a decrease of 5 basis points from the December 31, 2015 ratio.

Our major loan segments are:

◦
Commercial Loans: These loans comprise approximately 6% of our loan portfolio. The business sector in our service area, including small- and mid-sized businesses with headquarters in the area, continued to be in reasonably good financial condition at period-end, and some lines of business appear to be experiencing modest improvement during the year.

◦
Commercial Real Estate Loans: These loans comprise approximately 25% of our loan portfolio. Commercial property values in our region have remained stable in recent periods, although it should be noted such values did not show significant deterioration even in the worst phases of the financial crisis. We update the appraisals on our nonperforming and watched commercial properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.

◦
Residential Real Estate Loans: These loans, including home equity loans, make up approximately 39% of our portfolio. We have not experienced any significant increase in our delinquency and foreclosure rates, primarily due to the fact that we not have originated or participated in underwriting high-risk mortgage loans, such as so called "Alt A," "negative amortization," "option ARM's" or "negative equity" loans. We originate all of the residential real estate loans held in our portfolio and apply conservative underwriting standards to all of our originations. The residential real estate market in our service area has been stable in recent periods. If long-term interest rates, which decreased during the second quarter of 2016 before rebounding modestly during the third quarter, do not increase significantly above their period-end levels, we may continue to experience a modest volume of mortgage refinancings. We typically sell a portion, sometimes a significant portion, of our residential real estate mortgage originations to the secondary market, although our sales of originations as a portion of our total originations have diminished somewhat in recent periods.

◦
Consumer Loans (Primarily Indirect Automobile Loans): These loans comprise approximately 31% of our loan portfolio. Throughout the past three years we did not experience any significant change in our level of charge-offs on these loans or in our overall average delinquency rate for automobile loans. Employment in our service area continues to expand modestly, and unemployment rates remain low, well off their post-crisis levels.

# 27

Liquidity and access to credit markets: We did not experience any liquidity problems or special concerns during 2016, nor during the prior two years. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed (see our general liquidity discussion on page 47). In general, we principally rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source. Our main liability-based sources are overnight borrowing arrangements with our correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). We regularly perform a liquidity stress test and periodically test our contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.
Visa Class B Common Stock: We, like other former Visa member banks, bear some indirect contingent liability for Visa's future liability on such claims to the extent that Visa's liability might exceed the remaining escrow amount. In light of the current state of covered litigation at Visa, which is winding down, as well as the substantial remaining dollar amounts in Visa's escrow fund, we determined that the balance that Visa maintains in its escrow fund is substantially sufficient to satisfy Visa's remaining direct liability to such claims without further resort to the contingent liability of the former Visa member banks such as ours. At December 31, 2016, the Company held 45,686 shares of Visa Class B common stock. There continue to be restrictions remaining on Visa Class B shares held by us. We continue not to recognize any economic value for these shares.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on our results of operations for December 31, 2016 and the prior two years.

I. NET INTEREST INCOME (Tax-equivalent Basis)
Net interest income represents the difference between interest, dividends and fees earned on loans, securities and other earning assets and interest paid on deposits and other sources of funds.  Changes in net interest income result from changes in the level and mix of earning assets and sources of funds (volume) and changes in the yields earned and interest rates paid (rate). Net interest margin is the ratio of net interest income to average earning assets.  Net interest income may also be described as the product of average earning assets and the net interest margin.  As described in the section entitled “Use of Non-GAAP Financial Measures” on page 4 of this Report, for purposes of our presentation of Selected Financial Information in this Report, including in this Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," we calculate net interest income on a tax-equivalent basis, producing a non-GAAP financial measure. For our 2016 adjustment, we used a marginal tax rate of 35%. See the discussion and calculation of our 2016 tax equivalent net interest income and net interest margin on page 4 of this Report.

CHANGE IN NET INTEREST INCOME
(Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				2015 to 2016		2014 to 2015
	2016	2015	2014	Amount	%	Amount	%
Interest and Dividend Income	$80,636	$74,227	$70,188	$6,409	8.6%	$4,039	5.8%
Interest Expense	5,356	4,813	5,767	543	11.3	(954)	(16.5)
Net Interest Income	$75,280	$69,414	$64,421	$5,866	8.5	$4,993	7.8

On a tax-equivalent basis, net interest income was $75.3 million in 2016, an increase of $5.9 million, or 8.5%, from $69.4 million in 2015.  This compared to an increase of $5.0 million, or 7.8%, from 2014 to 2015.  Factors contributing to the year-to-year changes in net interest income over the three-year period are discussed in the following portions of this Section B.I.

# 28

In the following table, net interest income components are presented on a tax-equivalent basis.  Changes between periods are attributed to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities.  Changes attributable to both volume and rate have been allocated proportionately between the categories.

	2016 Compared to 2015 Change in Net Interest Income Due to:			2015 Compared to 2014 Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Interest-Bearing Bank Balances	$(26)	$85	$59	$12	$2	$14
Investment Securities:
Fully Taxable	(199)	88	(111)	428	(337)	91
Exempt from Federal Taxes	306	91	397	(536)	731	195
Loans	6,808	(744)	6,064	5,455	(1,716)	3,739
Total Interest and Dividend Income	6,889	(480)	6,409	5,359	(1,320)	4,039
Interest Expense:
Deposits:
Interest-Bearing Checking Accounts	3	—	3	103	(549)	(446)
Savings Deposits	86	104	190	50	(148)	(98)
Time Deposits of $100,000 or More	60	37	97	(102)	(312)	(414)
Other Time Deposits	(38)	(46)	(84)	(170)	(442)	(612)
Total Deposits	111	95	206	(119)	(1,451)	(1,570)
Short-Term Borrowings	182	83	265	44	17	61
Long-Term Debt	203	(131)	72	797	(242)	555
Total Interest Expense	496	47	543	722	(1,676)	(954)
Net Interest Income	$6,393	$(527)	$5,866	$4,637	$356	$4,993

# 29

The following table reflects the components of our net interest income, setting forth, for years ended December 31, 2016, 2015 and 2014: (i) average balances of assets, liabilities and stockholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets.  Interest income, net interest income and interest rate information is presented on a tax-equivalent basis, using a marginal tax rate of 35% (see the discussion under "Use of Non-GAAP Financial Measures" on page 4 of this Report).  The yield on securities available-for-sale is based on the amortized cost of the securities.  Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Tax-equivalent basis using a marginal tax rate of 35%)
(Dollars in Thousands)

Years Ended:	2016			2015			2014
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$24,950	$153	0.61%	$32,562	$94	0.29%	$28,266	$80	0.28%
Investment Securities:
Fully Taxable	420,885	7,950	1.89%	431,445	8,061	1.87%	408,989	7,970	1.95%
Exempt from Federal Taxes	278,982	9,187	3.29%	269,667	8,790	3.26%	286,929	8,595	3.00%
Loans	1,663,225	63,346	3.81%	1,484,766	57,282	3.86%	1,344,427	53,543	3.98%
Total Earning Assets	2,388,042	80,636	3.38%	2,218,440	74,227	3.35%	2,068,611	70,188	3.39%
Allowance for Loan Losses	(16,449)			(15,595)			(14,801)
Cash and Due From Banks	33,207			31,007			30,383
Other Assets	108,845			107,615			106,287
Total Assets	$2,513,645			$2,341,467			$2,190,480
Deposits:
Interest-Bearing Checking Accounts	$912,461	1,279	0.14%	$915,565	1,276	0.14%	$861,457	1,722	0.20%
Savings Deposits	616,208	931	0.15%	554,330	741	0.13%	521,595	839	0.16%
Time Deposits of $100,000 Or More	69,489	453	0.65%	59,967	356	0.59%	70,475	770	1.09%
Other Time Deposits	129,084	658	0.51%	136,396	742	0.54%	158,592	1,354	0.85%
Total Interest- Bearing Deposits	1,727,242	3,321	0.19%	1,666,258	3,115	0.19%	1,612,119	4,685	0.29%
Short-Term Borrowings	94,109	393	0.42%	45,595	128	0.28%	29,166	67	0.23%
FHLBNY Term Advances and Other Long-Term Debt	75,000	1,642	2.19%	66,014	1,570	2.38%	34,000	1,015	2.99%
Total Interest- Bearing Liabilities	1,896,351	5,356	0.28%	1,777,867	4,813	0.27%	1,675,285	5,767	0.34%
Demand Deposits	366,956			329,017			290,922
Other Liabilities	25,369			26,566			26,065
Total Liabilities	2,288,676			2,133,450			1,992,272
Stockholders’ Equity	224,969			208,017			198,208
Total Liabilities and Stockholders’ Equity	$2,513,645			$2,341,467			$2,190,480
Net Interest Income (Tax-equivalent Basis)		75,280			69,414			64,421
Reversal of Tax Equivalent Adjustment		(3,721)	0.16%		(3,489)	0.16%		(3,327)	0.16%
Net Interest Income		$71,559			$65,925			$61,094
Net Interest Spread			3.10%			3.08%			3.05%
Net Interest Margin			3.15%			3.13%			3.11%

# 30

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS (Tax-equivalent basis)	December 31,
	2016	2015	2014
Yield on Earning Assets	3.38%	3.35%	3.39%
Cost of Interest-Bearing Liabilities	0.28	0.27	0.34
Net Interest Spread	3.10%	3.08%	3.05%
Net Interest Margin	3.15%	3.13%	3.11%

Our increase in net interest income on a tax-equivalent basis (a non-GAAP measure, see discussion on p. 4) from 2015 to 2016 was $5.9 million, or 8.5%, which continued the trend of increasing net interest income experienced by us in 2015 and 2014. These increases were similar to increases in our average earning assets during the respective year aided in 2016 by a continued slight increase in our net interest margin.
During 2016, our net interest margin (NIM) increased two basis points, as our yield on earning assets increased more than our cost of interest bearing liabilities. Our NIM has continued to increase as we have repositioned our asset portfolio in favor of loans versus investment securities. While our continued loan growth has been the primary driver for maintaining a stable NIM for the past three years, our increased ratio of non-interest-bearing demand deposits to total deposits has helped limit the increase in our cost of funds. We can give no assurances regarding our NIM in 2017 or following periods, even though the Fed has raised short term rates in December of each of the last two years and has signaled the markets that additional rate increases are likely in 2017. We continue to believe that the Fed will be extremely cautious in following through on additional rate increases in future periods.
Our existing, higher-rate assets continue to mature and pay off at a faster pace than we originate new loans (at slightly higher rates) and purchase new investment securities (at slightly higher rates). As a result, we may continue to experience margin compression in upcoming periods, even if prevailing rates ascend slowly. In this light, no assurances can be given that our net interest income will increase in 2017 and subsequent periods, even if asset growth continues or increases, or that net earnings will continue to grow.

A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this report under Item 7.A., "Quantitative and Qualitative Disclosures About Market Risk."

CHANGES IN NET INTEREST INCOME DUE TO VOLUME
AVERAGE BALANCES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2015 to 2016		2014 to 2015
	2016	2015	2014	Amount	%	Amount	%
Earning Assets	$2,388,042	$2,218,440	$2,068,611	$169,602	7.6%	$149,829	7.2%
Interest-Bearing Liabilities	1,896,351	1,777,867	1,675,285	118,484	6.7	102,582	6.1
Demand Deposits	366,956	329,017	290,922	37,939	11.5	38,095	13.1
Total Assets	2,513,645	2,341,467	2,190,480	172,178	7.4	150,987	6.9
Earning Assets to Total Assets	95.00%	94.75%	94.44%

2016 Compared to 2015: In general, an increase in average earning assets has a positive impact on net interest income. For 2016, average earning assets increased $169.6 million or 7.6% over 2015, while average interest-bearing liabilities increased $118.5 million, or 6.7%, and non-interest bearing demand deposits increased $37.9 million or 11.5%.  The growth in our net earning assets and demand deposits were the primary factors in the $5.9 million, or 7.8%, increase in our net interest income in 2016 (on a tax-equivalent basis).
An underlying factor in our net asset growth in 2016, and the resulting increase in our net interest income, was a positive change in the mix of our earning assets. The $169.6 million increase in average earning assets from 2015 to 2016 resulted from the average balance of our securities portfolio remaining virtually unchanged, while the average balance of our total loans increased substantially.  Within the loan portfolio, our three principal segments are residential real estate loans, automobile loans (primarily through our indirect lending program) and commercial loans. We continued to sell a portion of our residential real estate loan originations into the secondary market in 2016, approximately 16% of our originations. Additionally, we originated a higher volume of residential mortgages in 2016 than in the prior two years and as a result, we experienced a significant increase in the average balance of this segment of the portfolio in 2016. The average balance of our automobile loan portfolio also increased in 2016, reflecting continuing strong demand in automobile sales and our determination to remain competitive on our pricing of these loans with respect to other commercial banks (although we remained at a disadvantage compared to the subsidized, below-market loan rates offered by the financing affiliates of the automobile manufacturers). Our commercial and commercial real estate loan portfolio also experienced growth during 2016.
The $118.5 million increase in average interest-bearing liabilities during 2016 was primarily attributable to an increase in deposits from our existing branch network and secondarily to a $41 million increase in our FHLBNY advances.

# 31

2015 Compared to 2014: For 2015, average earning assets increased $149.8 million or 7.2% over 2014, while average interest-bearing liabilities increased $102.6 million, or 6.1%.  The growth in our net earning assets was the primary factor in the $4.7 million, or 7.2%, increase in our net interest income in 2015 (on a tax-equivalent basis).
An underlying factor in our net asset growth in 2015, and the resulting increase in our net interest income, was a positive change in the mix of our earning assets. The $149.8 million increase in average earning assets from 2014 to 2015 resulted from a slight increase in the average balance of our securities portfolio, while the average balance of our total loans increased substantially.  Within the loan portfolio, our three principal segments are residential real estate loans, automobile loans (primarily through our indirect lending program) and commercial loans. We sold a portion of our residential real estate loan originations into the secondary market in 2015, but such sales were a significantly smaller percentage of our originations than in either of the prior two years. Additionally, we originated a higher volume of residential mortgages in 2015 than in the prior two years. As a result, we experienced a significant increase in the average balance of this segment of the portfolio in 2015. The average balance of our automobile loan portfolio also increased in 2015, reflecting continuing strong demand in automobile sales and our determination to remain competitive on our pricing of these loans with respect to other commercial banks (although we remained at a disadvantage compared to the subsidized, below-market loan rates offered by the financing affiliates of the automobile manufacturers). Our commercial and commercial real estate loan portfolio also experienced growth during 2015.
The $102.6 million increase in average interest-bearing liabilities during 2015 was primarily attributable to an increase in deposits from our existing branch network and secondarily to a $49 million increase in our FHLBNY advances.

# 32

II. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

We consider our accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on our results of operations.  We recorded a $2.0 million provision for loan losses for 2016, compared to the $1.3 million provision for 2015.  The level of the 2016 provision was impacted primarily by the significant growth in loan balances during 2016. Our analysis of the method we employ for determining the amount of the loan loss provision is explained in detail in Notes 2 and 5 to the audited financial statements.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES
(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2016	2015	2014	2013	2012
Period-End Loans	$1,753,268	$1,573,952	$1,413,268	$1,266,472	$1,172,341
Average Loans	1,663,225	1,484,766	1,344,427	1,208,954	1,147,286
Period-End Assets	2,605,242	2,446,188	2,217,420	2,163,698	2,022,796
Nonperforming Assets, at Period-End:
Nonaccrual Loans:
Commercial Real Estate	875	2,402	2,071	2,048	2,026
Commercial Loans	155	387	473	352	1,787
Residential Real Estate Loans	2,574	3,195	3,940	3,860	2,400
Consumer Loans	589	449	415	219	420
Total Nonaccrual Loans	4,193	6,433	6,899	6,479	6,633
Loans Past Due 90 or More Days and
Still Accruing Interest	1,201	187	537	652	920
Restructured	106	286	333	641	483
Total Nonperforming Loans	5,500	6,906	7,769	7,772	8,036
Repossessed Assets	101	140	81	63	64
Other Real Estate Owned	1,585	1,878	312	81	970
Total Nonperforming Assets	$7,186	$8,924	$8,162	$7,916	$9,070
Allowance for Loan Losses:
Balance at Beginning of Period	$16,038	$15,570	$14,434	$15,298	$15,003
Loans Charged-off:
Commercial Loans	(97)	(62)	(212)	(926)	(90)
Real Estate - Commercial	(195)	(7)	—	(11)	(206)
Real Estate - Residential	(107)	(326)	(91)	(15)	(33)
Consumer Loans	(871)	(711)	(718)	(459)	(453)
Total Loans Charged-off	(1,270)	(1,106)	(1,021)	(1,411)	(782)
Recoveries of Loans Previously Charged-off:
Commercial Loans	23	33	86	88	23
Real Estate – Commercial	—	—	—	—	—
Real Estate – Residential	6	—	—	—	—
Consumer Loans	182	194	223	259	209
Total Recoveries of Loans Previously Charged-off	211	227	309	347	232
Net Loans Charged-off	(1,059)	(879)	(712)	(1,064)	(550)
Provision for Loan Losses
Charged to Expense	2,033	1,347	1,848	200	845
Balance at End of Period	$17,012	$16,038	$15,570	$14,434	$15,298
Asset Quality Ratios:
Net Charge-offs to Average Loans	0.06%	0.06%	0.05%	0.09%	0.05%
Provision for Loan Losses to Average Loans	0.12%	0.09%	0.14%	0.02%	0.07%
Allowance for Loan Losses to Period-end Loans	0.97%	1.02%	1.10%	1.14%	1.30%
Allowance for Loan Losses to Nonperforming Loans	309.31%	232.24%	200.41%	185.71%	190.37%
Nonperforming Loans to Period-end Loans	0.31%	0.44%	0.55%	0.61%	0.69%
Nonperforming Assets to Period-end Assets	0.28%	0.36%	0.37%	0.37%	0.45%
# 33

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	2016	2015	2014	2013	2012
Commercial Loans	$1,017	$1,827	$2,382	$2,303	$2,945
Real Estate-Commercial	5,677	4,520	3,846	3,545	3,050
Real Estate-Residential	4,198	3,790	3,369	3,026	3,405
Consumer Loans	6,120	5,554	5,210	4,478	4,840
Unallocated	—	347	763	1,082	1,058
Total	$17,012	$16,038	$15,570	$14,434	$15,298

The allowance for loan losses increased to $17.0 million at year-end 2016 from $16.0 million at year-end 2015, an increase of 6.1%. However, the loan portfolio increased at an even faster rate during 2016 (the portfolio at year-end 2016 was up by 11.4% compared to year-end 2015), with the result that the allowance for loan losses as a percentage of period-end total loans declined to 0.97% at year-end 2016 from 1.02% at year-end 2015, a decrease of 4.90%.
A variety of factors were considered in evaluating the adequacy of the allowance for loan losses at December 31, 2016 and the provision for loan losses for the year, including:

Factors leading to an increase in the provision for loan losses:

•	Loan growth in all three major portfolio segments (commercial, automobile and residential real estate)

•	A small increase in classified construction and commercial real estate loans

•	A slight increase in the historical loss factor for commercial real estate and automobile loans

•	Modest increases in the qualitative factors for automobile and other consumer loans
Factors leading to a decrease in the provision for loan losses:

•	A decrease in the historical loss factor for commercial loans

•
A general decrease in most qualitative factors for certain loan segments, primarily for the commercial loan segment (related to the nature and volume of the portfolio and loan terms), but also for the residential real estate loan segment (related to a general improvement in collateral values).

See Note 5 to our audited financial statements for a complete list of all the factors used to calculate the provision for loan losses, including the factors that did not change during the year.
Most of our adversely classified loans (special mention and substandard - see our definition for these classifications in Note 5 to our audited financial statements) continued to perform under their contractual terms. The decrease in nonaccrual and impaired loans from 2015 to 2016 was primarily due to just two loans: one transferred to other real estate owned, and one that paid-off during 2016.

III. NONINTEREST INCOME
The majority of our noninterest income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, insurance commissions, net gains (losses) on securities transactions and other recurring fee income.

ANALYSIS OF NONINTEREST INCOME
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2015 to 2016		2014 to 2015
	2016	2015	2014	Amount	%	Amount	%
Income from Fiduciary Activities	$7,783	$7,762	$7,468	$21	0.3%	$294	3.9%
Fees for Other Services to Customers	9,469	9,220	9,261	249	2.7	(41)	(0.4)
Insurance Commissions	8,668	8,967	9,455	(299)	(3.3)	(488)	(5.2)
Net (Loss) Gain on Securities Transactions	(22)	129	110	(151)	(117.1)	19	17.3
Net Gain on Sales of Loans	821	692	784	129	18.6	(92)	(11.7)
Other Operating Income	1,113	1,354	1,238	(241)	(17.8)	116	9.4
Total Noninterest Income	$27,832	$28,124	$28,316	$(292)	(1.0)	$(192)	(0.7)

2016 Compared to 2015:  Total noninterest income in 2016 was $27.8 million, a decrease of $292 thousand, or 1.0%, from total noninterest income of $28.1 million for 2015. Sales of securities resulted in a loss of $22 thousand in 2016 compared to a gain of $129 thousand in 2015, a net decrease of $151 thousand. Net gains on the sales of loans increased in 2016 to $821 thousand, from $692 thousand in 2015, an increase of $129 thousand, or 18.6%. Income from fiduciary activities increased from 2015 to 2016, by $21 thousand and insurance commissions decreased by $299 thousand, or 3.3% from 2015 to 2016, and other operating income decreased by $241 thousand, or 17.8% between the two years.

# 34

Assets under trust administration and investment management at December 31, 2016 were $1.301 billion, an increase of $68.5 million, or 5.6%, from the prior year-end balance of $1.233 billion.  Income from fiduciary services for 2016 increased by $21 thousand, or 0.3% above the total for 2015. Much of the increase in balance of assets under trust administration and investment management was attributable to activity late in the third quarter, primarily in response to market performance. In addition, a significant portion of the current year's growth was derived from increased custodial accounts which are business lines that generate lower fee income as a percentage of assets under management.
Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers, income from debit card transactions, and servicing income on sold loans) were $8.5 million for 2016, an increase of $249 thousand, or 2.7%, from 2015. The principal cause of the increase was an increase in income from debit card transactions, offset in part by a decline in fee income from service changes on deposit accounts and overdraft fee income. In 2011, VISA reduced its debit interchange rates to comply with new Debit Charges Regulatory Requirements issued by the Federal Reserve Board. In subsequent years, this reduced rate structure imposed on large banks has resulted in smaller banks like ours reducing rates as well, for competitive reasons, which has negatively impacted our fee income. However, debit card usage by our customers continues to grow, which has had (and if such growth persists, will continue to have) a positive impact on our debit card fee income that in most subsequent periods has largely offset or more than offset the negative impact of lower rates.
Noninterest income from insurance commissions decreased by $299 thousand, or 3.3%, between the two periods. This net decrease was primarily attributable to our sale in October 2015 of a specialty line of insurance business previously maintained by one of our insurance agency subsidiaries, specifically, insurance services to out-of-market amateur sports management associations (see "Sale of Loomis Agency" below) which was partially offset by an increase in the contingent annual payments we receive based on the loss experience of our property and casualty insurance clients. We expect that income from insurance commissions will continue to constitute a significant and stable source of noninterest income for us in upcoming periods. We may continue in the future to expand our market profile in this line of business, including through suitable acquisitions, if favorable opportunities should arise.
Net gains on sales of loans amounted to $821 thousand during 2016 an increase of $129 thousand or 18.6% over the 2015 level. This reflects a similar percentage increase in total loans sold between the two years, which increased from $21.1 million in 2015 to $25.0 million in 2016, an 18.7% increase. The rate at which we sell mortgage loan originations in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the ready availability of a market for such sales.  We are unable to predict what our retention rate of such loans in future periods may be, although our retention rates have increased in each of the last 3 years, as the long-term decline in mortgage rates has bottomed out and rates have stabilized. We generally retain servicing rights for loans originated and sold by us, which also generates additional noninterest income in subsequent periods (fees for other services to customers).  Other operating income includes net gains on the sale of other real estate owned as well as other miscellaneous revenues, which tend to fluctuate from year to year.

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
Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers, income from debit card transactions, and servicing income on sold loans) were $9.2 million for 2015, a decrease of $41 thousand, or .4%, from 2014. The principal cause of the decrease was decline in fee income from service charges on deposit accounts and overdraft fee income, offset in part by an increase in income from debit card transactions. Debit card usage by our customers continues to grow, which has had a positive impact on our debit card fee income.
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

As noted above, our net gains on sales of loans decreased significantly, by 11.7%, between 2014 and 2015. Moreover, because our total mortgage loan originations increased significantly between the two years, loan sales as a percentage of our total originations decreased by an even higher percentage between the two years. Correspondingly, our retention rate of originations increased between 2014 and 2015.
Other operating income includes net gains on the sale of other real estate owned as well as other miscellaneous revenues, which tend to fluctuate from year to year.  Included in other operating income for 2015 were a net gain on the sale of one of our

# 35

insurance agency subsidiaries ($204 thousand) and net gains recognized in our investment in limited partnerships ($260 thousand), offset in part, by the write-down of a bank-owned property ($404 thousand), which we transferred into other real estate owned and held for sale in the fourth quarter of 2015.I
Sale of Loomis Agency. In October 2015 we sold 100% of the stock of one of our wholly-owned subsidiary insurance agencies, Loomis and LaPann ("Loomis"), to a local insurance agency headquartered in Glens Falls, NY. Historically, Loomis specialized in servicing sports accident and health insurance needs of customers primarily located outside of New York State, and in addition sold property and casualty insurance in our local market area. Before selling Loomis, we transferred most of its property and casualty insurance accounts to another of our subsidiary insurance agencies.

IV. NONINTEREST EXPENSE
Noninterest expense is the measure of the delivery cost of services, products and business activities of a company.  The key components of noninterest expense are presented in the following table.

ANALYSIS OF NONINTEREST EXPENSE
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2015 to 2016		2014 to 2015
	2016	2015	2014	Amount	%	Amount	%
Salaries and Employee Benefits	$34,330	$33,064	$30,941	$1,266	3.8%	$2,123	6.9%
Occupancy Expense of Premises, Net	4,983	5,005	4,898	(22)	(0.4)	107	2.2
Furniture and Equipment Expense	4,419	4,262	4,092	157	3.7	170	4.2
FDIC Regular Assessment	1,076	1,186	1,117	(110)	(9.3)	69	6.2
Amortization of Intangible Assets	297	327	387	(30)	(9.2)	(60)	(15.5)
Other Operating Expense	14,504	13,586	12,593	918	6.8	993	7.9
Total Noninterest Expense	$59,609	$57,430	$54,028	$2,179	3.8	$3,402	6.3
Efficiency Ratio	57.51%	58.62%	57.91%	(1.11)%	(1.9)	0.71%	1.2

2016 compared to 2015:  Noninterest expense for 2016 amounted to $59.6 million, an increase of $2.2 million, or 3.8%, from 2015.  For 2016, our efficiency ratio was 57.51%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better), as we define it, is the ratio of operating noninterest expense (excluding intangible asset amortization and any FHLB prepayment penalties) to net interest income (on a tax-equivalent basis) plus operating noninterest income (excluding net securities gains or losses). See the discussion of the efficiency ratio on page 4 of this Report under the heading “Use of Non-GAAP Financial Measures.” Our efficiency ratios in recent periods compared favorably to the ratios of our peer group. For the nine month period ended September 30, 2016, our peer group ratio (as calculated by the Federal Reserve Bank's most recently available report) was 67.14%, compared to our ratio for such period (not adjusted) of 57.15%.
Salaries and employee benefits expense, which typically represents between 55% and 60% of total noninterest expense, increased by $1.3 million, or 3.8%, from 2015 to 2016. The net increase reflects a 2.9% increase in employee benefits, including increases in expenses related to our defined benefit pension and post retirement plans, health benefit plans and incentive compensation plans. Salary expenses increased by 4.2% and were attributable to increased staffing levels as we expanded in our southern market area and to normal salary increases.
Occupancy expense remained consistent while furniture and equipment expenses increased modestly from 2015 to 2016. The increase in equipment expense was primarily attributable to increased data processing costs.
Other operating expense increased $918.0 thousand, or 6.8%, from 2015. This was primarily the result of an increase in the cost of providing our customers with a wide and more complex variety of electronic banking products and services.

2015 compared to 2014:  Noninterest expense for 2015 amounted to $57.4 million, an increase of $3.4 million, or 6.3%, from 2014.  For 2015, our efficiency ratio was 58.09%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. See the discussion of the efficiency ratio on page 4 of this Report under the heading “Use of Non-GAAP Financial Measures” and in the current period paragraph above. For the nine-month period ended September 30, 2015, our peer group ratio (as calculated by the Federal Reserve Bank's most recently available report) was 68.6%, compared to our ratio for such period (not adjusted) of 58.4%.
Salaries and employee benefits expense, which typically represents between 55% and 60% of total noninterest expense, increased by $2.1 million, or 6.9%, from 2014 to 2015. The net increase reflects a 10.2% increase in employee benefits, including increases in expenses related to our defined benefit pension and post retirement plans, health benefit plans and incentive compensation plans. Salary expenses increased by 5.7% and were attributable to increased staffing levels as we expanded in our southern market area and to normal salary increases.
Both building and equipment expenses increased modestly from 2014 to 2015. For buildings, the increase was primarily attributable to increases in maintenance and net rental expense, while the increase in equipment expense was primarily attributable to increased data processing costs.

# 36

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

V. INCOME TAXES
The following table sets forth our provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2015 to 2016		2014 to 2015
	2016	2015	2014	Amount	%	Amount	%
Provision for Income Taxes	$11,215	$10,610	$10,174	$605	5.7%	$436	4.3%
Effective Tax Rate	29.7%	30.1%	30.3%	(0.4)%	(1.3)%	(0.2)%	(0.7)%

The provisions for federal and state income taxes amounted to $11.2 million for 2016, $10.6 million for 2015, and $10.2 million for 2014. The effective income tax rates for 2016, 2015 and 2014 were 29.7%, 30.1% and 30.3%, respectively. The changes reflect fluctuations in the ratio of tax-equivalent income to pre-tax income.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO
Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities are acquired and thereafter held.  Securities held-to-maturity are debt securities that we have both the positive intent and ability to hold to maturity; such securities are stated at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.  During 2016, 2015 and 2014, we held no trading securities.  Set forth below is certain information about our securities available-for-sale portfolio and securities held-to-maturity portfolio as of recent year-ends.

Securities Available-for-Sale:
The following table sets forth the carrying value of our securities available-for-sale portfolio at year-end December 31, 2016, December 31, 2015 and December 31, 2014.

SECURITIES AVAILABLE-FOR-SALE
(In Thousands)

	December 31,
	2016	2015	2014
U.S. Government & Agency Obligations	$147,377	$155,782	$137,603
State and Municipal Obligations	27,690	52,408	81,730
Mortgage-Backed Securities - Residential	167,239	178,588	128,827
Corporate and Other Debt Securities	3,308	14,299	16,725
Mutual Funds and Equity Securities	1,382	1,232	1,254
Total	$346,996	$402,309	$366,139

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

# 37

The following table sets forth the maturities of the debt securities in our available-for-sale portfolio as of December 31, 2016.  CMOs and other mortgage-backed securities are included in the table based on their expected average lives.

MATURITIES OF DEBT SECURITIES AVAILABLE-FOR-SALE
(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Government & Agency Obligations	—	147,377	—	—	147,377
State and Municipal Obligations	16,994	9,628	508	560	27,690
Mortgage-Backed Securities - Residential	5,753	100,447	61,039	—	167,239
Corporate and Other Debt Securities	2,508	—	—	800	3,308
Total	25,255	257,452	61,547	1,360	345,614

The following table sets forth the tax-equivalent yields of the debt securities in our available-for-sale portfolio at December 31, 2016.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Government & Agency Obligations	—%	1.51%	—%	—%	1.51%
State and Municipal Obligations	1.40	2.15	7.25	8.14	1.90
Mortgage-Backed Securities - Residential	2.48	2.06	2.32	—	2.17
Corporate and Other Debt Securities	0.95	—	—	3.59	1.70
Total	1.60	1.75	2.36	5.22	1.86

The yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%. The yields on other debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2016.
At December 31, 2016 and 2015, the weighted average maturity was 3.4 and 2.8 years, respectively, for debt securities in the available-for-sale portfolio.
At December 31, 2016, the net unrealized losses on securities available-for-sale amounted to $619 thousand.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.  For 2016, the net unrealized losses were primarily attributable to an average increase in market rates between the date of purchase and the balance sheet date, resulting in lower valuations of the portfolio securities. The net unrealized gains on securities available-for-sale was $1.0 million at December 31, 2015.  For both periods, the net unrealized gain was primarily attributable to an average decrease in market rates between the date of purchase and the balance sheet date resulting in higher valuations of the portfolio securities.
For further information regarding our portfolio of securities available-for-sale, see Note 4 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

# 38

Securities Held-to-Maturity:
The following table sets forth the carrying value of our portfolio of securities held-to-maturity at December 31 of each of the last three years.

SECURITIES HELD-TO-MATURITY
(In Thousands)

	December 31,
	2016	2015	2014
State and Municipal Obligations	$268,892	$226,053	$188,472
Mortgage Backed Securities - Residential	75,535	93,558	112,552
Corporate and Other Debt Securities	1,000	1,000	1,000
Total	$345,427	$320,611	$302,024

For a description of certain categories of securities held in the securities held-to-maturity portfolio on the reporting dates, as listed in the table above, specifically, "Mortgage-Backed Securities--Residential" and "Corporate and Other Debt Securities," see the paragraph under "SECURITIES AVAILABLE-FOR-SALE" table, above.
For information regarding the fair value of our portfolio of securities held-to-maturity at December 31, 2016, see Note 4 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

The following table sets forth the maturities of our portfolio of securities held-to-maturity as of December 31, 2016.

MATURITIES OF DEBT SECURITIES HELD-TO-MATURITY
(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$32,456	$86,070	$146,603	$3,763	$268,892
Mortgage Backed Securities - Residential	—	61,712	13,823	—	75,535
Corporate and Other Debt Securities	1,000	—	—	—	1,000
Total	$33,456	$147,782	$160,426	$3,763	$345,427

The following table sets forth the tax-equivalent yields of our portfolio of securities held-to-maturity at December 31, 2016.

YIELDS ON SECURITIES HELD-TO-MATURITY
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	2.52%	4.09%	2.90%	4.47%	3.26%
Mortgage Backed Securities - Residential	—	2.21	2.57	—	2.28%
Corporate and Other Debt Securities	7.00	—	—	—	7.00%
Total	2.52%	2.38%	2.65%	5.00%	2.56%

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2016.  Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.
At December 31, 2016 and 2015, the weighted average maturity was 4.3 and 3.8 years, respectively, for the debt securities in the held-to-maturity portfolio.

# 39

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans
(Dollars In Thousands)

	December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$105,155	6	$102,587	7	$99,511	7	$87,893	7	$105,536	9
Commercial Real Estate – Construction	36,948	2	31,018	2	18,815	1	27,815	2	29,149	2
Commercial Real Estate – Other	394,698	23	353,921	22	321,297	23	288,119	23	245,177	21
Consumer	537,361	31	464,523	29	437,041	31	401,853	32	355,784	31
Residential Real Estate	679,106	39	621,903	40	536,604	38	460,792	36	436,695	37
Total Loans	1,753,268	100	1,573,952	100	1,413,268	100	1,266,472	100	1,172,341	100
Allowance for Loan Losses	(17,012)		(16,038)		(15,570)		(14,434)		(15,298)
Total Loans, Net	$1,736,256		$1,557,914		$1,397,698		$1,252,038		$1,157,043

Maintenance of High Quality in the Loan Portfolio: For many reasons, including our credit underwriting standards and our market stability, we largely avoided the negative impact on asset quality that many other banks suffered during and after the 2008-2009 financial crisis. From the start of the crisis through the date of this Report, we did not experience a significant deterioration in our loan portfolios. In general, we underwrite our residential real estate loans to secondary market standards for prime loans. We have never engaged in subprime mortgage lending as a business line. We have not extended or purchased any so-called "Alt-A", "negative amortization", "option ARM", or "negative equity" mortgage loans. On occasion we have made loans to borrowers having a FICO score of 650 or below, where special circumstances justified doing so, or have had extensions of credit outstanding to borrowers who developed credit problems after origination resulting in deterioration of their FICO scores.
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
However, like all other banks we operate in an environment in which identifying opportunities for secure and profitable expansion of our loan portfolio remains challenging, competition is intense, and margins are very tight. If the U.S. economy and our regional economy continue to experience only very modest growth, our individual borrowers will presumably continue to proceed cautiously in taking on new or additional debt. Many small businesses are operating on very narrow margins and many families continue to live on very tight budgets. If the U.S. economy or our regional economy worsens in upcoming periods, which we think unlikely but possible, we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 39% of the entire portfolio at December 31, 2016), eclipsing both other consumer loans (31% of the portfolio) and our commercial and commercial real estate loans (31%). Our gross originations for residential real estate loans (including refinancings of mortgage loans) were $153.6 million, $144.2 million and $131.2 million for the years 2016, 2015, and 2014, respectively. During each of these years, these gross origination totals have significantly exceeded the sum of repayments and prepayments of such loans previously in the portfolio, but we have also sold significant portions of these originations in the secondary market, primarily to Freddie Mac, particularly when rates on conventional 30-year fixed rate real estate mortgages reached historically low levels in the 2013-2014 period. Sales of originations amounted to $25.0 million for 2016, $21.1 million for 2015 and $29.8 million for 2014, which represented a significant percentage of the gross originations in each year (16.3%, 14.6% and 22.7%, respectively). We expect to continue to sell a portion of our mortgage loan originations in upcoming periods, although perhaps a decreasing percentage of overall originations if rates continue their slow rise across longer maturities. At the same time, if prevailing rates rise substantially, we may see a slowdown in loan growth and perhaps decreasing total originations, particularly if the general economy also falters. At some point, it is possible that we may experience a decrease in our outstanding balances in this largest segment of our portfolio. Additionally, if our local economy or real estate market should suffer a major downturn, the quality of our real estate portfolio may also be negatively impacted.
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

# 40

is not able to predict at this point when, or if, mortgage rates or interest rates generally will experience a meaningful and substantial increase, or what the overall effect of such an increase would be on our mortgage loan portfolio or our loan portfolio generally, or on our net interest income, net income or financial results, in future periods.

Commercial, Commercial Real Estate and Construction and Land Development Loans: Over the last decade, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio, and this segment of our portfolio was the segment least affected by the 2008-2009 crisis. Particularly over the last three years, commercial and commercial real estate loan growth was significant as outstanding balances increased by $49.3 million, $47.9 million, and $35.8 million in 2016, 2015 and 2014, respectively. Growth was restrained somewhat by heightened competition for credits in an extremely low rate environment.
Substantially all commercial and commercial real estate loans in our portfolio were extended to businesses or borrowers located in our regional markets. Many of the loans in the commercial portfolio have variable rates tied to prime or FHLBNY rates. Although on a national scale the commercial real estate market suffered a major downturn in the 2008-2009 period (from which it has largely recovered), we did not experience any significant weakening in the quality of our commercial loan portfolio even in the depths of the crisis, nor have we in the subsequent years.
However, it is entirely possible that we may experience a reduction in the demand for commercial and commercial real estate loans and/or a weakening in the quality of our portfolio in upcoming periods. But at period-end 2016, the business sector, at least in our service area, appeared to be in reasonably good financial condition.

Automobile Loans (primarily through indirect lending): At December 31, 2016, our automobile loans (primarily loans originated through dealerships located primarily in upstate New York and Vermont) represented nearly a third of loans in our portfolio, and continue to be a significant component of our business.
During recent years. including 2016, there was a nationwide resurgence in automobile sales, due initially to an aging fleet but more recently to a modest growth in consumer optimism. Our automobile loan origination volume for the last three years was very strong at $286.7 million, $228.8 million and $222.9 million for 2016, 2015 and 2014, respectively.
Our indirect automobile loan portfolio reflects a modest shift to a slightly larger (but still very small in absolute terms) percentage of such loans that have been extended to individuals with lower credit scores matching a widely noted recent development auto lending generally. In addition, our average maturity for automobile loan originations has expanded in recent years as well, again reflective of a larger market development. In 2016, net charge-offs on our automobile loans remained very low. at 0.13% of average balances. Net charge-offs were $662 thousand for 2016 compared to net charge-offs of $498 thousand for 2015, an increase that reflected this modest shift in the quality of the portfolio noted above. Our experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually prior to the loan being funded. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio. However, if weakness in auto demand returns, our portfolio is likely to experience limited, if any, overall growth, either in absolute amounts or as a percentage of the total portfolio, regardless of whether the auto company affiliates are offering highly-subsidized loans. If demand levels off, or slackens, so will our financial performance in this important loan category.

The following table indicates the changing mix in our loan portfolio by including the quarterly average balances for our significant loan products for the past five quarters.  The remaining quarter-by-quarter tables present the percentage of total loans represented by each category and the annualized tax-equivalent yield of each category.

LOAN PORTFOLIO
Quarterly Average Loan Balances
(Dollars In Thousands)

	Quarters Ended
	12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015
Commercial and Commercial Real Estate	$532,456	$524,523	$519,775	$502,392	$495,173
Residential Real Estate	490,427	470,865	462,253	451,330	438,987
Home Equity	135,939	133,009	131,513	130,227	128,085
Consumer Loans[1]	567,916	552,454	535,860	511,069	493,989
Total Loans	$1,726,738	$1,680,851	$1,649,401	$1,595,018	$1,556,234

Percentage of Total Quarterly Average Loans

	Quarters Ended
	12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015
Commercial and Commercial Real Estate	30.8%	31.2%	31.5%	31.5%	31.8%
Residential Real Estate	28.4	28.0	28.0	28.3	28.2
Home Equity	7.9	7.9	8.0	8.2	8.2
Consumer Loans[1]	32.9	32.9	32.5	32.0	31.8
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

# 41

Quarterly Tax-Equivalent Yield on Loans

	Quarters Ended
	12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015
Commercial and Commercial Real Estate	4.29%	4.28%	4.44%	4.32%	4.37%
Residential Real Estate	4.09	4.20	4.22	4.22	4.21
Home Equity	3.11	3.13	3.08	3.05	2.92
Consumer Loans[1]	3.18	3.19	3.18	3.17	3.19
Total Loans	3.78%	3.82%	3.86%	3.82%	3.83%
1 Other Consumer Loans includes certain home improvement loans secured by mortgages.  However, these same loan balances are reported as
   Residential Real Estate in the table of period-end balances on page 40, captioned “Types of Loans.”

During the fourth quarter of 2016, the average yield on our loan portfolio from the average yield during the fourth quarter of 2015, fell slightly from 3.83% to 3.78%. The yields on new 30 year fixed-rate residential real estate loans (the choice of most of our mortgage customers) remained very low during all five quarters. We continued to sell a portion of our originations to the secondary market, specifically, to Freddie Mac, although we retained a higher proportion of our gross originations in 2016 than in 2015, continuing a multi-year trend of expanding our retention rate versus our sale rate.
In 2016, the average yield on the loan portfolio continued to decline at a slightly faster pace then the cost of our deposits, although our net interest margin held steady during the year. We expect that average loan yields may begin to stabilize in 2017; any slight increase in origination rates are likely to be counterbalanced, for a period of time, by continuing repayments of even higher rate maturing loans.
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
The following table indicates the respective maturities and interest rate structure of our commercial and commercial real estate construction loans at December 31, 2016.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  Most of the commercial construction loans are made with a commitment for permanent financing, whether extended by us or unrelated third parties.  The maturity distribution below reflects the final maturity of the permanent financing.

b. Maturities and Sensitivities of Loans to Changes in Interest Rates
(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial	$18,861	$58,159	$28,135	$105,155
Commercial Real Estate - Construction	10,602	18,225	8,121	36,948
Total	$29,463	$76,384	$36,256	$142,103
Fixed Interest Rates	$2,315	$38,576	$17,476	$58,367
Variable Interest Rates	27,148	37,808	18,780	83,736
Total	$29,463	$76,384	$36,256	$142,103

COMMITMENTS AND LINES OF CREDIT
Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not funded at that time.  As of December 31, 2016, our total contingent liability for standby letters of credit amounted to $3.4 million.  In addition to these instruments, we also have issued lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time-to-time.  Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 2016, we had outstanding unfunded loan commitments in the aggregate amount of approximately $383.6 million.

# 42

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans
The amounts of nonaccrual, past due and restructured loans at year-end for each of the past five years are presented in the table on page 33 under the heading "Summary of the Allowance and Provision for Loan Losses."
Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by management that the full repayment of principal and interest is unlikely. Unless already placed on nonaccrual status, loans secured by home equity lines of credit are put on nonaccrual status when 120 days past due and residential real estate loans are put on nonaccrual status when 150 days past due. Commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain. Under the Uniform Retail Credit Classification and Account Management Policy established by banking regulators, fixed-maturity consumer loans not secured by real estate must generally be charged-off no later than when 120 days past due.  Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Open-end credits, residential real estate loans and commercial loans are evaluated for charge-off on a loan-by-loan basis when placed on nonaccrual status.  We had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2016.  Loans past due 90 days or more and still accruing interest are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.
The balance of loans 30-89 days past due totaled $9.1 million at December 31, 2016 and represented 0.52% of loans outstanding at that date, as compared to approximately $8.1 million, or 0.51% of loans outstanding at December 31, 2015.  These non-current loans at December 31, 2016 were composed of approximately $6.4 million of consumer loans (principally indirect automobile loans), $2.5 million of residential real estate loans and $0.3 million of commercial and commercial real estate loans.
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
Periodically we review the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future.  In our credit monitoring program, we treat loans that are classified as substandard but continue to accrue interest as potential problem loans.  At December 31, 2016, we identified 101 commercial loans totaling $34.8 million as potential problem loans.  At December 31, 2015, we identified 111 commercial loans totaling $24.6 million as potential problem loans.  For these loans, although positive factors such as payment history, value of supporting collateral, and/or personal or government guarantees led us to conclude that accounting for them as non-performing at year-end was not warranted, other factors, specifically, certain risk factors related to the loan or the borrower justified concerns that they may become nonperforming at some point in the future.
The overall level of our performing loans that demonstrate characteristics of potential weakness from time-to-time is for the most part dependent on economic conditions in northeastern New York State, which in turn are generally impacted at least in part by economic conditions in the U.S.  On both the regional and national levels, economic conditions have largely recovered from the 2008-2009 financial crisis, although growth in the economy remained slow by comparison to previous historical post-recession recoveries.  If growth remains weak , potential problem loans likely will continue at or near their present levels or may even increase.

3. Foreign Outstandings - None

4. Loan Concentrations
The loan portfolio is well diversified.  There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section C.II.a. of this Item 7, beginning on page 40.  For further discussion, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Report.

# 43

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

Distribution of OREO and Repossessed Assets (In Thousands)	December 31,
	2016	2015	2014	2013	2012
Single Family 1 - 4 Units	$795	$1,357	$—	$41	$552
Commercial Real Estate	790	521	312	40	418
Other Real Estate Owned, Net	1,585	1,878	312	81	970
Repossessed Assets	101	140	81	63	64
Total OREO and Repossessed Assets	$1,686	$2,018	$393	$144	$1,034

The following table summarizes changes in the net carrying amount of OREO and the number of properties for each of the periods presented.

Schedule of Changes in OREO (In Thousands)	2016	2015	2014	2013	2012
Balance at Beginning of Year	$1,878	$312	$81	$970	$460
Properties Acquired Through Foreclosure	1,009	1,889	469	392	950
Transfer of Bank Property	—	270	—	—	—
Subsequent Write-downs to Fair Value	(162)	(9)	—	—	—
Sales	(1,140)	(584)	(238)	(1,281)	(440)
Balance at End of Year	$1,585	$1,878	$312	$81	$970
Number of Properties, Beginning of Year	6	1	2	7	5
Properties Acquired During the Year	3	8	2	1	7
Properties Sold During the Year	(4)	(3)	(3)	(6)	(5)
Number of Properties, End of Year	5	6	1	2	7

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

The percent of loans in each loan category is presented in the table of loan types in the preceding section on page 40 of this report.

# 44

IV. DEPOSITS

The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES
(Dollars In Thousands)

	Years Ended December 31,
	12/31/2016		12/31/2015		12/31/2014
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$366,956	—%	$329,017	—%	$290,922	—%
Interest-Bearing Checking Accounts	912,461	0.14%	915,565	0.14	861,457	0.20
Savings Deposits	616,208	0.15%	554,330	0.13	521,595	0.16
Time Deposits of $100,000 or More	69,489	0.65%	59,967	0.59	70,475	1.09
Other Time Deposits	129,084	0.51%	136,396	0.54	158,592	0.85
Total Deposits	$2,094,198	0.16%	$1,995,275	0.16	$1,903,041	0.25

During 2016 average total deposit balances increased by $99 million, or 5.0%, over the average for 2015. Most of this growth occurred in the fourth quarter of 2016, which is the result of typical seasonal fluctuations primarily in our municipal deposit balances and was largely generated from our pre-existing branch network, although we did open one new branch, in Troy, New York, in September 2015.
During 2015 average total deposit balances increased by $92.2 million, or 4.8%, over the average for 2014. Most of this growth occurred in the fourth quarter of 2015, which is the result of typical seasonal fluctuations primarily in our municipal deposit balances and was largely generated from our pre-existing branch network, although we did recently open two new branches: in Troy, New York, in September 2015, and in Colonie, New York, in June 2014.
During 2014 average total deposit balances increased by $82.8 million, or 4.6%, over the average for 2013. Most of this growth occurred in the fourth quarter of 2014, consistent with our typical seasonal fluctuations in deposits and was largely generated from our pre-existing branch network, although we did recently open one new branch, in Colonie, New York, in June 2014.
We did not sell or close any branches during the covered period, 2014-2016. We did not hold any brokered deposits during 2014. However, in 2015 we began to use reciprocal brokered deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where through a well-established brokerage program, we transferred amounts in municipal deposits in excess of our FDIC insurance coverage limits to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank, in return for reciprocal transfers to us of equal amounts of deposits from the participant banks. Our balances of reciprocal broker deposits were $57.1 million and $23.8 million at December 31, 2016 and 2015, respectively.

The following table presents the quarterly average balance by deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO
Quarterly Average Deposit Balances
(Dollars In Thousands)

	Quarters Ended
	Dec 2016	Sep 2016	Jun 2016	Mar 2016	Dec 2015
Demand Deposits	$383,226	$381,195	$357,285	$345,783	$348,748
Interest-Bearing Checking Accounts	921,971	869,439	928,904	929,898	953,609
Savings Deposits	649,928	607,850	602,625	604,151	582,140
Time Deposits of $100,000 or More	79,196	75,388	63,117	60,085	60,294
Other Time Deposits	125,835	129,960	130,518	130,047	131,035
Total Deposits	$2,160,156	$2,063,832	$2,082,449	$2,069,964	$2,075,826

Fluctuations in balances of our interest-bearing checking and savings accounts and time deposits of $100,000 or more are largely the result of municipal deposit fluctuations.  Municipal deposits on average represent 28% to 34% of our total deposits. Municipal deposits are typically placed in interest-bearing checking and savings accounts, as well as time deposits of short duration.
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

# 45

to occur in upcoming periods, although perhaps at a slower pace, if deposit rates and interest rates remain at their current extraordinarily low levels. Contrarily, if deposit rates should begin to climb, we anticipate the movement of time deposits to nonmaturity interest bearing deposits to halt altogether, and likely to reverse itself if the rate rise is continuing or significant.
For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first quarter of each calendar year, some growth in the second quarter, contraction in the third quarter and substantial growth in the fourth quarter.  Deposit balances followed this seasonal pattern during 2016, as in the prior two years. From 2015 to 2016, growth occurred in both municipal accounts (0.6%) as well as other deposit accounts (4.2%). The growth in our non-municipal account balances during 2016 was distributed among all our deposit categories.

The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits	Quarters Ended
	Dec 2016	Sep 2016	Jun 2016	Mar 2016	Dec 2015
Demand Deposits	17.7%	18.5%	17.2%	16.7%	16.8%
Interest-Bearing Checking Accounts	42.7	42.1	44.6	44.9	46.0
Savings Deposits	30.1	29.5	28.9	29.2	28.0
Time Deposits of $100,000 or More	3.7	3.7	3.0	2.9	2.9
Other Time Deposits	5.8	6.3	6.3	6.3	6.3
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Time deposits, including time deposits of $100,000 or more, decreased significantly and consistently in recent years, both absolutely and as a percentage of total deposits, as deposit rates generally continued their fall during these years. A portion of our time deposits of $100,000 or more are comprised of municipal deposits and are typically obtained on a competitive bid basis. We, like virtually all insured depository institutions, have experienced a steady decrease in the cost of our deposits extending from mid-2007 through the end of 2015.  Our cost of deposits remain virtually unchanged over the past 5 quarters, as evidenced in the table below, although the Fed increased the federal funds rate twice during that period.
The total quarterly interest cost of our deposits, by type of deposit and in total, for each of the most recent five quarters is set forth in the table below:

Quarterly Cost of Deposits	Quarters Ended
	Dec 2016	Sep 2016	Jun 2016	Mar 2016	Dec 2015
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.15%	0.15	0.13	0.13	0.13
Savings Deposits	0.16%	0.15	0.15	0.15	0.14
Time Deposits of $100,000 or More	0.70%	0.68	0.62	0.58	0.59
Other Time Deposits	0.51%	0.50	0.51	0.52	0.53
Total Deposits	0.16%	0.16	0.15	0.15	0.15

In general, rates paid by us on various types of deposit accounts are influenced by the rates being offered or paid by our competitors, which in turn are influenced by prevailing interest rates in the economy as impacted from time-to-time by the actions of the Federal Reserve Bank.  There typically is a time lag between the Federal Reserve’s actions undertaken to influence rates, upward or downward, and the actual repricing of our deposit liabilities up or down, although this lag may be shorter or longer than the lag between Federal Reserve rate actions and the repricing of our loans and other earning assets, depending upon the particular circumstances.

In 2015, we began to use reciprocal brokered deposits for a select group of municipal deposit relationships. The balances of deposits transfered to, and received from, reciprocating banks was $57.1 million at December 31, 2016. Except for these certain municipal reciprocal relationships, we do not use traditional brokered deposits as a regular funding source and there were not any additional such brokered deposit balances carried during 2016, 2015 or 2014.

# 46

The maturities of time deposits of $100,000 or more at December 31, 2016 are presented below.  (In Thousands)

Maturing in:
Under Three Months	$17,228
Three to Six Months	15,661
Six to Twelve Months	19,732
2018	7,078
2019	7,366
2020	2,488
2021	3,050
Later	2,175
Total	$74,778

V. SHORT-TERM BORROWINGS
(Dollars in Thousands)

	12/31/2016	12/31/2015	12/31/2014
Overnight Advances from the Federal Home Loan Bank of New York, Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:
Balance at December 31	$158,836	$105,173	$60,421
Maximum Month-End Balance	158,836	105,173	60,421
Average Balance During the Year	94,103	45,595	29,166
Average Rate During the Year	0.42%	0.29%	0.25%
Rate at December 31	0.59%	0.27%	0.26%

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
Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $347.0 million million at year-end 2016, a decrease of $55.3 million from the year-end 2015 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit with correspondent banks and credit lines with the Federal Home Loan Bank of New York ("FHLBNY"). Our federal funds lines of credit are with two correspondent banks totaling $35 million; we did not draw on these lines during 2016.
To support our borrowing relationship with the FHLBNY, we have pledged collateral, including residential mortgage and home equity loans. At December 31, 2016, we had outstanding collateral obligations with the FHLBNY of $183 million; on such date, our unused borrowing capacity at the FHLBNY was approximately $263 million. In addition we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At December 31, 2016, the amount available under this facility was approximately $370 million, and there were no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At December 31, 2016, our basic liquidity ratio, including our FHLB collateralized borrowing capacity, was 11.2% of total assets, or $188 million in excess of our internally-set minimum target ratio of 4%.
Because of our consistently favorable credit quality and strong balance sheet, we did not experience any significant liquidity constraints in 2016 and did not experience any such constraints in any prior year, back to and including the financial crisis years. We have not at any time during such period been forced to pay premium rates to obtain retail deposits or other funds from any source.

# 47

E. CAPITAL RESOURCES AND DIVIDENDS

Important Regulatory Capital Standards

Revised Bank Capital Rules.

The Dodd-Frank Act enacted in 2010 directed U.S. bank regulators to promulgate revised bank capital standards, which were required to be at least as strict as the regulatory capital standards then in effect. The revised bank regulatory capital standards were adopted by the Federal bank regulatory agencies in 2013 and became effective for our holding company and our subsidiary banks on January 1, 2015. These revised capital rules are summarized in an earlier section of this Report, "Regulatory Capital Standards," on pages 7 and 8.

The table below sets forth the various capital ratios achieved by our holding company and our subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2016, as determined under the revised bank regulatory capital standards in effect on that date, as well as the minimum levels for such capital ratios that bank holding companies and banks are required to maintain under the revised rules. As demonstrated in the table, all of our holding company and bank capital ratios at year-end were well in excess of the minimum required levels for such ratios, as established by the regulators under these revised rules. In addition, on December 31, 2016, our holding company and each of our banks qualified as "well-capitalized", the highest capital classification category under the revised capital classification scheme recently established by the federal bank regulators, as in effect on that date.

Capital Ratios:	Arrow	GFNB	SNB	Minimum Required Ratio
Tier 1 Leverage Ratio	9.5%	9.1%	8.9%	4.0%
Common Equity Tier 1 Capital Ratio	13.0%	13.9%	11.9%	4.5%
Tier 1 Risk-Based Capital Ratio	14.1%	14.0%	11.9%	6.0%
Total Risk-Based Capital Ratio	15.2%	15.0%	12.8%	8.0%

Stockholders' Equity at Year-end 2016: Stockholders' equity was $232.9 million at December 31, 2016, an increase of $18.9 million, or 8.8%, from the prior year-end.  During 2016 stockholders' equity was positively impacted by (a) net income of $26.5 million, (b) equity received from our various stock-based compensation plans of $3.1 million, and (c) other comprehensive income of $1.1 million, while stockholders' equity was reduced by (d) cash dividends of $13.1 million, and (e) purchases of our own common stock of $2.1 million.
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
Dividends: The source of funds for the payment by our holding company of cash dividends to stockholders consists primarily of dividends declared and paid to the holding company by our bank subsidiaries.  In addition to legal and regulatory limitations on payments of dividends by our holding company (i.e., the need to maintain adequate regulatory capital), there are also legal and regulatory limitations applicable to the payment of dividends by our bank subsidiaries to our holding company.  As of December 31, 2016, under the statutory limitations in national banking law, the maximum amount that could have been paid by the bank subsidiaries to the holding company, without special regulatory approval, was approximately $37.1 million.  The ability of our holding company and our banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.
See Part II, Item 5, "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a recent history of our cash dividend payments.

Stock Repurchase Program: In October 2016, the Board of Directors approved a $5.0 million stock repurchase program, effective January 1, 2017 (the 2017 program), under which management is authorized, in its discretion, to repurchase from time-to-time during 2017, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock, to the extent management believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of stockholders. This 2017 program replaced a similar repurchase program which was in effect during 2016 (the 2016 program), which also authorized the repurchase of up to $5.0 million of Arrow common stock. As of December 31, 2016 approximately $495 thousand had been used under the 2016 program to repurchase Arrow shares. This total does not include approximately $1.6 million of Arrow's Common Stock that the Company repurchased during 2016 other than through its repurchase program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

# 48

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
We have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital expenditures. As of December 31, 2016, we had no derivative securities, including interest rate swaps, credit default swaps, or equity puts or calls, in our investment portfolio.

G. CONTRACTUAL OBLIGATIONS (In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances [1]	$55,000	$—	$30,000	$25,000	$—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts [2]	20,000	—	—	—	20,000
Operating Lease Obligations [3]	2,251	675	895	403	278
Obligations under Retirement Plans [4]	35,358	3,354	6,527	7,039	18,438
Total	$112,609	$4,029	$37,422	$32,442	$38,716

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
3 See Note 18 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Operating Lease Obligations.
4 See Note 13 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Retirement Benefit Plans.

# 49

H. FOURTH QUARTER RESULTS

We reported net income of $6.6 million for the fourth quarter of 2016, an increase of $31 thousand, or 0.5%, from the net income of $6.57 million we reported for the fourth quarter of 2015.  Diluted earnings per common share for the fourth quarter of 2016 were $0.49, was unchanged from the fourth quarter of 2015.  The net change in earnings between the two quarters was primarily affected by the following: (a) a $1.1 million increase in tax-equivalent net interest income, (b) a $39 thousand decrease in noninterest income, (c) an $18 thousand increase in the provision for loan losses, (d) a $1.0 million increase in noninterest expense, and (e) a $31 thousand decrease in the provision for income taxes.  The principal factors contributing to these quarter-to-quarter changes are included in the discussion of the year-to-year changes in net income set forth elsewhere in this Item 7, specifically, in Section B, "Results of Operations," above, as well as in the Company's Current Report on Form 8-K, as filed with the SEC on January 20, 2017, incorporating by reference the Company's earnings release for the year ended December 31, 2016.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION
(Dollars In Thousands, Except Per Share Amounts)

	For the Quarters Ended December 31,
	12/31/2016	12/31/2015
Interest and Dividend Income	$19,770	$18,510
Interest Expense	1,404	1,231
Net Interest Income	18,366	17,279
Provision for Loan Losses	483	465
Net Interest Income after Provision for Loan Losses	17,883	16,814
Noninterest Income	6,648	6,687
Noninterest Expense	15,272	14,242
Income Before Provision for Income Taxes	9,259	9,259
Provision for Income Taxes	2,659	2,690
Net Income	$6,600	$6,569
SHARE AND PER SHARE DATA:
Weighted Average Number of Shares Outstanding:
Basic	13,441	13,306
Diluted	13,565	13,368
Basic Earnings Per Common Share	$0.49	0.49
Diluted Earnings Per Common Share	0.49	0.49
Cash Dividends Per Common Share	0.250	0.243
AVERAGE BALANCES:
Assets	$2,572,425	$2,442,964
Earning Assets	2,446,375	2,317,784
Loans	1,726,738	1,556,234
Deposits	2,160,156	2,075,825
Stockholders’ Equity	230,198	213,219
SELECTED RATIOS (Annualized):
Return on Average Assets	1.02%	1.07%
Return on Average Equity	11.41%	12.22%
Net Interest Margin [1]	3.14%	3.11%
Net Charge-offs to Average Loans	0.10%	0.05%
Provision for Loan Losses to Average Loans	0.11%	0.12%

1 Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets. (See “Use of Non-GAAP Financial
Measures” on page 4).

# 50

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)
The following quarterly financial information for 2016 and 2015 is unaudited, but, in the opinion of management, fairly presents the results of Arrow.

SELECTED QUARTERLY FINANCIAL DATA
(In Thousands, Except Per Share Amounts)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$18,626	$19,237	$19,282	$19,770
Net Interest Income	17,363	17,953	17,877	18,366
Provision for Loan Losses	401	669	480	483
Net Securities Gains (Losses)	—	144	—	(166)
Income Before Provision for Income Taxes	9,467	9,594	9,429	9,259
Net Income	6,549	6,647	6,738	6,600
Basic Earnings Per Common Share	0.49	0.50	0.50	0.49
Diluted Earnings Per Common Share	0.49	0.49	0.50	0.49

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$16,990	$17,407	$17,831	$18,510
Net Interest Income	15,904	16,164	16,578	17,279
Provision for Loan Losses	275	70	537	465
Net Securities Gains	90	16	—	23
Income Before Provision for Income Taxes	8,530	9,155	8,328	9,259
Net Income	5,855	6,305	5,933	6,569
Basic Earnings Per Common Share	0.44	0.48	0.45	0.49
Diluted Earnings Per Common Share	0.44	0.47	0.45	0.49

# 51

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
Our standard simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one- year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date.  We normally apply a parallel and pro rata shift in rates over a 12-month period.  However, at year-end 2016 the targeted federal funds rate was only 50 basis points above the rate where it had been from late 2008 to December 16, 2015, a range of 0 to .25%.  Thus, for purposes of our decreasing rate simulation, we applied a hypothetical 100 basis point downward shift in interest rates for assets and liabilities at the long end of the yield curve with hypothetical short-term rate decreases for particular assets and liabilities equal to the lesser of 100 basis points or such lower rate (below 100 basis points) as was actually borne by such asset or liability.
Applying the simulation model analysis as of December 31, 2016, a 200 basis point increase in interest rates demonstrated a 3.3% decrease in net interest income, and a 100 basis point (as adjusted) decrease in interest rates demonstrated a 0.3% decrease in net interest income.  These amounts were within our ALCO policy limits.  Historically, there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets. However, when current prevailing interest rates are already extremely low, a further decline in prevailing rates may not produce the otherwise expected increase in net interest income, even over a relatively short time horizon, because as noted above, further decreases in rates with respect to liabilities (deposits) may be significantly impeded by the assumed boundary of a zero rate, whereas further decreases in asset rates are not as likely to run up against the assumed boundary of zero, and thus may be experienced in full or nearly full, across the asset portfolio, even if assets reprice more slowly than liabilities. Thus, even in the short run, rate decreases in the current environment may not be beneficial to income.
If the impact of rate change on our income is projected over a longer time horizon, e.g., two years or longer, it might be expected that a decrease in prevailing rates would have a greater negative impact on our income, as compared to the short-term result, as assets continue to reprice downward in full response, while liabilities do not further reprice but remain trapped by the assumed zero rate boundary. On the other hand, an increase in prevailing rates would have a much less negative impact over the longer term, and perhaps even a neutral or positive impact on our net interest income, as our asset portfolios eventually reprice upward. However, other factors may play a significant role in any analysis of the impact of rising rates on our income, including a possible softening of loan demand and/or slowing of the economy that might be expected to accompany any general rate rise.The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.
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

# 52

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements and unaudited supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Arrow Financial Corporation:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 14, 2017

# 53

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Arrow Financial Corporation:

We have audited Arrow Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Arrow Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 14, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
March 14, 2017

# 54

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	December 31, 2016	December 31, 2015
ASSETS
Cash and Due From Banks	$43,024	$34,816
Interest-Bearing Deposits at Banks	14,331	16,252
Investment Securities:
Available-for-Sale	346,996	402,309
Held-to-Maturity (Approximate Fair Value of $343,751 at December 31, 2016, and $325,930 at December 31, 2015)	345,427	320,611
Other Investments	10,912	8,839
Loans	1,753,268	1,573,952
Allowance for Loan Losses	(17,012)	(16,038)
Net Loans	1,736,256	1,557,914
Premises and Equipment, Net	26,938	27,440
Goodwill	21,873	21,873
Other Intangible Assets, Net	2,696	3,107
Other Assets	56,789	53,027
Total Assets	$2,605,242	$2,446,188
LIABILITIES
Noninterest-Bearing Deposits	$387,280	$358,751
Interest-Bearing Checking Accounts	877,988	887,317
Savings Deposits	651,965	594,538
Time Deposits of $100,000 or More	74,778	59,792
Other Time Deposits	124,535	130,025
Total Deposits	2,116,546	2,030,423
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	35,836	23,173
Federal Home Loan Bank Overnight Advances	123,000	82,000
Federal Home Loan Bank Term Advances	55,000	55,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	22,008	21,621
Total Liabilities	2,372,390	2,232,217
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (17,943,201 Shares Issued at December 31, 2016, and 17,420,776 Shares Issued at December 31, 2015)	17,943	17,421
Additional Paid-in Capital	270,880	250,680
Retained Earnings	28,644	32,139
Unallocated ESOP Shares (19,466 Shares at December 31, 2016, and 55,275 Shares at December 31, 2015)	(400)	(1,100)
Accumulated Other Comprehensive Loss	(6,834)	(7,972)
Treasury Stock, at Cost (4,441,093 Shares at December 31, 2016, and 4,426,072 Shares at December 31, 2015)	(77,381)	(77,197)
Total Stockholders’ Equity	232,852	213,971
Total Liabilities and Stockholders’ Equity	$2,605,242	$2,446,188

See Notes to Consolidated Financial Statements.

# 55

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2016	2015	2014
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$62,823	$56,856	$53,194
Interest on Deposits at Banks	152	94	80
Interest and Dividends on Investment Securities:
Fully Taxable	7,934	8,043	7,954
Exempt from Federal Taxes	6,006	5,745	5,633
Total Interest and Dividend Income	76,915	70,738	66,861
INTEREST EXPENSE
Interest-Bearing Checking Accounts	1,280	1,276	1,722
Savings Deposits	932	741	839
Time Deposits of $100,000 or More	453	356	770
Other Time Deposits	658	742	1,354
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	33	20	22
Federal Home Loan Bank Advances	1,340	1,097	490
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	660	581	570
Total Interest Expense	5,356	4,813	5,767
NET INTEREST INCOME	71,559	65,925	61,094
Provision for Loan Losses	2,033	1,347	1,848
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	69,526	64,578	59,246
NONINTEREST INCOME
Income From Fiduciary Activities	7,783	7,762	7,468
Fees for Other Services to Customers	9,469	9,220	9,261
Net (Loss) Gain on Securities Transactions	(22)	129	110
Insurance Commissions	8,668	8,967	9,455
Net Gain on Sales of Loans	821	692	784
Other Operating Income	1,113	1,354	1,238
Total Noninterest Income	27,832	28,124	28,316
NONINTEREST EXPENSE
Salaries and Employee Benefits	34,330	33,064	30,941
Occupancy Expenses, Net	9,402	9,267	8,990
FDIC Assessments	1,076	1,186	1,117
Other Operating Expense	14,801	13,913	12,980
Total Noninterest Expense	59,609	57,430	54,028
INCOME BEFORE PROVISION FOR INCOME TAXES	37,749	35,272	33,534
Provision for Income Taxes	11,215	10,610	10,174
NET INCOME	$26,534	$24,662	$23,360
Average Shares Outstanding:
Basic	13,391	13,281	13,242
Diluted	13,476	13,330	13,272
Per Common Share:
Basic Earnings	$1.98	$1.86	$1.76
Diluted Earnings	1.97	1.85	1.76

Share and Per Share Amounts have been restated for the September 29, 2016 3% stock dividend.
See Notes to Consolidated Financial Statements.

# 56

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands)

	Years Ended December 31,
	2016	2015	2014
Net Income	$26,534	$24,662	$23,360
Other Comprehensive Income (Loss), Net of Tax:
Unrealized Net Securities Holding (Losses) Gains Arising During the Year	(1,024)	(1,832)	232
Reclassification Adjustment for Net Securities Losses (Gains) Included in Net Income	13	(78)	(67)
Net Retirement Plan Gain (Loss)	1,721	848	(2,846)
Net Retirement Plan Prior Service (Cost) Credit	—	(224)	(347)
Amortization of Net Retirement Plan Actuarial Loss	435	514	288
Accretion of Net Retirement Plan Prior Service Credit	(7)	(34)	(53)
Other Comprehensive Income (Loss)	1,138	(806)	(2,793)
Comprehensive Income	$27,672	$23,856	$20,567

See Notes to Consolidated Financial Statements.

# 57

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2013	$16,744	$229,290	$27,457	$(1,800)	$(4,373)	$(75,164)	$192,154
Net Income	—	—	23,360	—	—	—	23,360
Other Comprehensive Income (Loss)	—	—	—	—	(2,793)	—	(2,793)
2% Stock Dividend (334,890 Shares)	335	8,617	(8,952)	—	—	—	—
Cash Dividends Paid, $.94 per Share [1]	—	—	(12,407)	—	—	—	(12,407)
Shares Issued for Stock Option Exercises, net (61,364 Shares)	—	852	—	—	—	602	1,454
Shares Issued Under the Directors’ Stock Plan (7,584 Shares)	—	123	—	—	—	74	197
Shares Issued Under the Employee Stock Purchase Plan (19,575 Shares)	—	296	—	—	—	192	488
Stock-Based Compensation Expense	—	360	—	—	—	—	360
Tax Benefit for Exercises of Stock Options	—	25	—	—	—	—	25
Purchase of Treasury Stock (95,064 Shares)	—	—	—	—	—	(2,455)	(2,455)
Acquisition of Subsidiaries (3,595 Shares)	—	56	—	—	—	35	91
Allocation of ESOP Stock (17,300 Shares)	—	102	—	350	—	—	452
Balance at December 31, 2014	$17,079	$239,721	$29,458	$(1,450)	$(7,166)	$(76,716)	$200,926

Balance at December 31, 2014	$17,079	$239,721	$29,458	$(1,450)	$(7,166)	$(76,716)	$200,926
Net Income	—	—	24,662	—	—	—	24,662
Other Comprehensive (Loss) Income	—	—	—	—	(806)	—	(806)
2% Stock Dividend (341,400 Shares)	342	8,939	(9,281)	—	—	—	—
Cash Dividends Paid, $.96 per Share [1]	—	—	(12,700)	—	—	—	(12,700)
Shares Issued for Stock Option Exercises, net (43,096 Shares)	—	489	—	—	—	429	918
Shares Issued Under the Directors’ Stock Plan (8,480 Shares)	—	143	—	—	—	84	227
Shares Issued Under the Employee Stock Purchase Plan (19,036 Shares)	—	306	—	—	—	188	494
Shares Issued for Dividend Reinvestment Plans (32,171 Shares)	—	570	—	—	—	316	886
Stock-Based Compensation Expense	—	308	—	—	—	—	308
Tax Benefit for Exercises of Stock Options	—	59	—	—	—	—	59
Purchase of Treasury Stock (55,368 Shares)	—	—	—	—	—	(1,498)	(1,498)
Allocation of ESOP Stock (17,645 Shares)	—	145	—	350	—	—	495
Balance at December 31, 2015	$17,421	$250,680	$32,139	$(1,100)	$(7,972)	$(77,197)	$213,971

# 58

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, Continued (In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2015	$17,421	$250,680	$32,139	$(1,100)	$(7,972)	$(77,197)	$213,971
Net Income	—	—	26,534	—	—	—	26,534
Other Comprehensive (Loss) Income	—	—	—	—	1,138	—	1,138
3% Stock Dividend (522,425 Shares) [2]	522	16,415	(16,937)	—	—	—	—
Cash Dividends Paid, $.98 per Share [1]	—	—	(13,092)	—	—	—	(13,092)
Shares Issued for Stock Option Exercises, net (109,651 Shares)	—	1,265	—	—	—	1,139	2,404
Shares Issued Under the Directors’ Stock Plan (6,005 Shares)	—	138	—	—	—	67	205
Shares Issued Under the Employee Stock Purchase Plan (17,113 Shares)	—	318	—	—	—	175	493
Shares Issued for Dividend Reinvestment Plans ( 55,432 Shares)	—	1,167	—	—	—	576	1,743
Stock-Based Compensation Expense	—	287	—	—	—	—	287
Tax Benefit for Exercises of Stock Options	—	188	—	—	—	—	188
Purchase of Treasury Stock (72,723 Shares)	—	—	—	—	—	(2,141)	(2,141)
Allocation of ESOP Stock (36,927 Shares)	—	422	—	700	—	—	1,122
Balance at December 31, 2016	$17,943	$270,880	$28,644	$(400)	$(6,834)	$(77,381)	$232,852
1 Cash dividends paid per share have been adjusted for the September 29, 2016 3% stock dividend.
2 Included in the shares issued for the 3% stock dividend in 2016 were treasury shares of 130,499 and unallocated ESOP shares of 1,118.

See Notes to Consolidated Financial Statements.

# 59

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	December 31,
Cash Flows from Operating Activities:	2016	2015	2014
Net Income	$26,534	$24,662	$23,360
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	2,033	1,347	1,848
Depreciation and Amortization	5,940	6,293	7,042
Allocation of ESOP Stock	1,122	495	452
Gains on the Sale of Securities Available-for-Sale	(317)	(172)	(137)
Losses on the Sale of Securities Available-for-Sale	339	43	27
Loans Originated and Held-for-Sale	(23,787)	(20,731)	(23,156)
Proceeds from the Sale of Loans Held-for-Sale	24,422	21,524	23,606
Net Gains on the Sale of Loans	(821)	(692)	(784)
Net Losses on the Sale or Write-down of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	232	297	77
Net Gain on the Sale of a Subsidiary	—	(204)	—
Contributions to Pension & Postretirement Plans	(690)	(3,858)	(921)
Deferred Income Tax (Benefit) Expense	(283)	1,036	(299)
Shares Issued Under the Directors’ Stock Plan	205	227	197
Stock-Based Compensation Expense	287	308	360
Net (Increase) in Other Assets	(1,598)	(1,147)	(806)
Net Increase (Decrease) in Other Liabilities	1,077	(502)	(225)
Net Cash Provided By Operating Activities	34,695	28,926	30,641
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	97,930	66,551	49,928
Proceeds from the Maturities and Calls of Securities Available-for-Sale	88,719	93,817	153,127
Purchases of Securities Available-for-Sale	(134,950)	(201,820)	(113,953)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	56,461	48,409	56,714
Purchases of Securities Held-to-Maturity	(82,433)	(68,210)	(60,906)
Net Increase in Loans	(182,065)	(164,710)	(148,482)
Proceeds from the Sales or Write-down of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,991	1,901	1,237
Purchase of Premises and Equipment	(1,441)	(1,621)	(1,468)
Cash Paid for Subsidiaries, Net	—	—	(75)
Proceeds from the Sale of a Subsidiary, Net	72	132	—
Net (Increase) Decrease in Federal Home Loan Bank Stock	(2,073)	(3,988)	1,430
Purchase of Bank Owned Life Insurance	—	—	(5,245)
Net Cash Used In Investing Activities	(157,789)	(229,539)	(67,693)
Cash Flows from Financing Activities:
Net Increase in Deposits	86,123	127,475	60,618
Net Increase (Decrease) in Short-Term Federal Home Loan Bank Borrowings	41,000	41,000	(12,000)
Net Increase in Short-Term Borrowings	12,663	3,752	7,644
Federal Home Loan Bank Advances	—	55,000	—
Repayments of Federal Home Loan Bank Advances	—	(10,000)	(10,000)
Purchase of Treasury Stock	(2,141)	(1,498)	(2,455)
Shares Issued for Stock Option Exercises, net	2,404	918	1,454
Shares Issued Under the Employee Stock Purchase Plan	493	494	488
Tax Benefit for Exercises of Stock Options	188	59	25
Shares Issued for Dividend Reinvestment Plans	1,743	886	—
Cash Dividends Paid	(13,092)	(12,700)	(12,407)
Net Cash Provided By Financing Activities	129,381	205,386	33,367
Net Increase (Decrease) in Cash and Cash Equivalents	6,287	4,773	(3,685)
Cash and Cash Equivalents at Beginning of Year	51,068	46,295	49,980
Cash and Cash Equivalents at End of Year	$57,355	$51,068	$46,295

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$5,341	$4,856	$5,932
Income Taxes	11,961	9,357	10,060
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,876	3,046	1,308
Shares Issued for Acquisition of Subsidiary	—	—	91

See Notes to Consolidated Financial Statements.

# 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	RISKS AND UNCERTAINTIES

Nature of Operations - Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956. Arrow derives most of its earnings from the ownership of two nationally chartered commercial banks and through the ownership of four insurance agencies. The two banks provide a full range of services to individuals and small to mid-size businesses in northeastern New York State from Albany, the State's capitol, to the Canadian border. Both banks have trust departments which provide investment management and administrative services. The insurance agencies specialize in property and casualty insurance, group health insurance and individual life insurance.

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

Concentrations of Credit - Virtually all of Arrow's loans are with borrowers in upstate New York.  Although the loan portfolios of the subsidiary banks are well diversified, tourism has a substantial impact on the northeastern New York economy.  The commitments to extend credit are fairly consistent with the distribution of loans presented in Note 5, generally have the same credit risk and are subject to normal credit policies.  Generally, the loans are secured by assets and are expected to be repaid from cash flow or the sale of selected assets of the borrowers.  Arrow evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based upon management's credit evaluation of the counterparty.  The nature of the collateral varies with the type of loan and may include:  residential real estate, cash and securities, inventory, accounts receivable, property, plant and equipment, income producing commercial properties and automobiles.

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

# 61

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

# 62

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

# 63

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

# 64

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
ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" will significantly change the income statement impact of equity investments. For Arrow, the standard is effective for the first quarter of 2018, and will require that equity investments be measured at fair value, with changes in fair value measured in net income. As of December 31, 2016 , we hold a $1.1 million cost basis in a small portfolio of equity investments and we do not expect that the adoption of this change in accounting for equity investments will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.
ASU 2016-02 "Leases" will require the recognition of operating leases. For Arrow, the standard becomes effective in the first quarter of 2019. We do not expect that the adoption of this change in accounting for operating leases will have a material impact on our financial position or the results of operations in periods subsequent to its adoption. As of December 31, 2016, we have $2.3 million in minimum lease payments for existing operating leases of branch and insurance locations with varying expiration dates from 2017 to 2031.
ASU 2016-09 "Compensation - Stock Compensation" simplifies certain aspects of accounting for share-based payment transactions, including the tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  For Arrow, the standard becomes effective in the first quarter of 2017.  We do not expect that the adoption of this change in accounting for stock-based compensation will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.  Although we do have previously granted Non-qualifying Stock Options (NQSO's), none are scheduled to expire during 2017 and 2018. The exercise of these NQSO's as well as any disqualifying dispositions from Incentive Stock Option exercises will create an income tax benefit which in prior years would have created an increase in Stockholders’ Equity.   Due to the fluctuation in fair value of these stock options and the unpredictability of the number that will be exercised, it is not practical for us to estimate the potential impact of the increase to earnings in the future.
ASU 2016-13 "Financial Instruments - Credit Losses" will change the way we and other financial entities recognize losses on assets measured at amortized costs and change the method for recognizing credit losses on securities available-for-sale. Currently, loan losses are recognized using an "incurred loss" methodology. Under ASU 2016-13, the methodology will change to a current expected loss over the life of the loan. Currently, credit losses on available-for-sale securities reduce the carrying value of the instrument and cannot be reversed. Under ASU 2016-13, the amount of the credit loss is carried as a valuation allowance and can be reversed. For Arrow, the standard is effective for the first quarter of 2020 and early adoption is allowed in 2019. The Company is currently evaluating the impact of the pending adoption of the ASU on its consolidated financial statements. The initial adjustment will not be reported in earnings, but as the cumulative effect of a change in accounting principle. At this time we have not calculated the estimated impact that this Update will have on our Allowance for Loan Losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance.
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

# 65

ASU 2017-01 "Business Combinations" defines when a set of assets and activities constitutes a business for the purposes of determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Currently, the three elements required to be present in a business are inputs, processes, and outputs. The amendments in this Update allow for a business to consist of inputs, processes, and the ability to create output. For Arrow, the standard becomes effective in the first quarter of 2018. This Update will likely have no effect on our accounting for acquisitions and dispositions of businesses.
ASU 2017-04 "Intangibles-Goodwill and Other" changes the procedures for evaluating impairment of goodwill. Prior to this Update, entities were required to perform procedures o determine the fair value of the underlying assets and liabilities following the guidance for determining the fair value of assets and liabilities in a business combination. This additional step to impairment testing has been eliminated. Under the amendments in this Update, entities should perform goodwill impairment testing by comparing the fair value of a reporting unit to its carrying value. This amendment should reduce the cost and complexity of evaluating goodwill for impairment. For Arrow, the standard becomes effective in the first quarter of 2019, however, early adoption is permitted as early as the first quarter of 2017. This amendment will not affect our assessment of goodwill impairment since we currently perform the analysis of comparing carrying value to fair value of our reporting units that have goodwill.

Note 3:	CASH AND CASH EQUIVALENTS (Dollars In Thousands)

The following table is the schedule of cash and cash equivalents at December 31, 2016 and 2015:

	2016	2015
Cash and Due From Banks	$43,024	$34,816
Interest-Bearing Deposits at Banks	14,331	16,252
Total Cash and Cash Equivalents	$57,355	$51,068
Supplemental Information:
Total required reserves, including vault cash and Federal Reserve Bank deposits	$28,610	$23,446

The Company is required to maintain reserve balances with the Federal Reserve Bank of New York. The required reserve is calculated on a fourteen day average and the amounts presented in the table above represent the average for the period that includes December 31.

# 66

Note 4.	INVESTMENT SECURITIES (Dollars In Thousands)

The following table is the schedule of Available-For-Sale Securities at December 31, 2016 and 2015:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
December 31, 2016
Available-For-Sale Securities, at Amortized Cost	$147,110	$27,684	$168,189	$3,512	$1,120	$347,615
Available-For-Sale Securities, at Fair Value	147,377	27,690	167,239	3,308	1,382	346,996
Gross Unrealized Gains	304	24	986	—	262	1,576
Gross Unrealized Losses	37	18	1,936	204	—	2,195
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						262,852

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	17,001	5,716	2,512		25,229
From 1 - 5 Years	147,110	9,615	101,008	—		257,733
From 5 - 10 Years	—	508	61,465	—		61,973
Over 10 Years	—	560	—	1,000		1,560

Maturities of Debt Securities, at Fair Value:
Within One Year	—	16,994	5,753	2,508		25,255
From 1 - 5 Years	147,377	9,628	100,447	—		257,452
From 5 - 10 Years	—	508	61,039	—		61,547
Over 10 Years	—	560	—	800		1,360

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$70,605	$12,165	$126,825	$500	$—	$210,095
12 Months or Longer	—	7,377	—	2,809	—	10,186
Total	$70,605	$19,542	$126,825	$3,309	$—	$220,281
Number of Securities in a Continuous Loss Position	19	84	40	4	—	147

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$37	$13	$1,936	$1	$—	$1,987
12 Months or Longer	—	5	—	203	—	208
Total	$37	$18	$1,936	$204	$—	$2,195

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$54,701
US Treasury Obligations, at Fair Value	54,706
US Agency Obligations, at Amortized Cost	92,409
US Agency Obligations, at Fair Value	92,671
US Government Agency Securities, at Amortized Cost			$3,694
US Government Agency Securities, at Fair Value			3,724
Government Sponsored Entity Securities, at Amortized Cost			164,495
Government Sponsored Entity Securities, at Fair Value			163,515

# 67

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
December 31, 2015
Available-For-Sale Securities, at Amortized Cost	$155,932	$52,306	$177,376	$14,544	$1,120	$401,278
Available-For-Sale Securities, at Fair Value	155,782	52,408	178,588	14,299	1,232	402,309
Gross Unrealized Gains	264	105	2,236	—	112	2,717
Gross Unrealized Losses	414	3	1,024	245	—	1,686
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						310,857

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$76,802	$4,289	$99,569	$3,616	$—	$184,276
12 Months or Longer	—	1,443	903	10,671	—	13,017
Total	$76,802	$5,732	$100,472	$14,287	$—	$197,293
Number of Securities in a Continuous Loss Position	21	19	30	19	—	89

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$413	$2	$1,023	$2	$—	$1,440
12 Months or Longer	1	1	1	243	—	246
Total	$414	$3	$1,024	$245	$—	$1,686

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$155,932
US Agency Obligations, at Fair Value	155,782
US Government Agency Securities, at Amortized Cost			$15,701
US Government Agency Securities, at Fair Value			15,848
Government Sponsored Entity Securities, at Amortized Cost			161,675
Government Sponsored Entity Securities, at Fair Value			162,740

# 68

The following table is the schedule of Held-To-Maturity Securities at December 31, 2016 and 2015:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2016
Held-To-Maturity Securities, at Amortized Cost	$268,892	$75,535	$1,000	$345,427
Held-To-Maturity Securities, at Fair Value	267,127	75,624	1,000	343,751
Gross Unrealized Gains	2,058	258	—	2,316
Gross Unrealized Losses	3,823	169	—	3,992
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value				321,202

Maturities of Debt Securities, at Amortized Cost:
Within One Year	32,456	—	1,000	33,456
From 1 - 5 Years	86,070	61,712	—	147,782
From 5 - 10 Years	146,603	13,823	—	160,426
Over 10 Years	3,763	—	—	3,763

Maturities of Debt Securities, at Fair Value:
Within One Year	32,505	—	—	32,505
From 1 - 5 Years	87,486	61,764	—	149,250
From 5 - 10 Years	143,375	13,860	—	157,235
Over 10 Years	3,761	—	1,000	4,761

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$107,255	$13,306	$—	$120,561
12 Months or Longer	12,363	—	—	12,363
Total	$119,618	$13,306	$—	$132,924
Number of Securities in a Continuous Loss Position	347	13	—	360

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3,129	$169	$—	$3,298
12 Months or Longer	694	—	—	694
Total	$3,823	$169	$—	$3,992

# 69

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,206
US Government Agency Securities, at Fair Value		3,222
Government Sponsored Entity Securities, at Amortized Cost		72,329
Government Sponsored Entity Securities, at Fair Value		72,402

December 31, 2015
Held-To-Maturity Securities, at Amortized Cost	$226,053	$93,558	$1,000	$320,611
Held-To-Maturity Securities, at Fair Value	230,621	94,309	1,000	325,930
Gross Unrealized Gains	4,619	868	—	5,487
Gross Unrealized Losses	51	117	—	168
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value				299,767

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$2,302	$6,000	$—	$8,302
12 Months or Longer	11,764	4,154	—	15,918
Total	$14,066	$10,154	$—	$24,220
Number of Securities in a Continuous Loss Position	54	8	—	62

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$11	$93	$—	$104
12 Months or Longer	40	24	—	64
Total	$51	$117	$—	$168

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,802
US Government Agency Securities, at Fair Value		3,852
Government Sponsored Entity Securities, at Amortized Cost		89,756
Government Sponsored Entity Securities, at Fair Value		90,457

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives. Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Securities in a continuous loss position, in the tables above for December 31, 2016 and December 31, 2015 do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. agency issues, including mortgage-backed securities, are all rated Aaa by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to December 31, 2016, there were no securities downgraded below investment grade.
The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in

# 70

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

Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock

Federal Reserve Bank and Federal Home Loan Bank Stock are carried at cost.

	December 31,
	2016	2015
Federal Reserve Bank Stock	$1,071	$1,060
Federal Home Loan Bank Stock	9,841	7,779
Total Federal Reserve Bank and Federal Home Loan Bank Stock	$10,912	$8,839

# 71

Note 5:	LOANS (Dollars In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of December 31, 2016 and December 31, 2015 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2016
Loans Past Due 30-59 Days	$112	$121	$5,593	$2,368	$8,194
Loans Past Due 60-89 Days	29	—	898	142	1,069
Loans Past Due 90 or More Days	148	—	513	1,975	2,636
Total Loans Past Due	289	121	7,004	4,485	11,899
Current Loans	104,866	431,525	530,357	674,621	1,741,369
Total Loans	$105,155	$431,646	$537,361	$679,106	$1,753,268

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$158	$1,043	$1,201
Nonaccrual Loans	$155	$875	$589	$2,574	$4,193

December 31, 2015
Loans Past Due 30-59 Days	$98	$—	$4,598	$955	$5,651
Loans Past Due 60-89 Days	186	—	1,647	1,370	3,203
Loans Past Due 90 or more Days	203	1,469	295	2,184	4,151
Total Loans Past Due	487	1,469	6,540	4,509	13,005
Current Loans	102,100	383,470	457,983	617,394	1,560,947
Total Loans	$102,587	$384,939	$464,523	$621,903	$1,573,952

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$187	$187
Nonaccrual Loans	$387	$2,401	$450	$3,195	$6,433

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

# 72

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

Allowance for Loan Losses

The following table presents a rollforward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Rollfoward of the Allowance for Loan Losses for the Year Ended:
December 31, 2015	$1,827	$4,520	$5,554	$3,790	$347	$16,038
Charge-offs	(97)	(195)	(871)	(107)	—	(1,270)
Recoveries	23	—	182	6	—	211
Provision	(736)	1,352	1,255	509	(347)	2,033
December 31, 2016	$1,017	$5,677	$6,120	$4,198	$—	$17,012

December 31, 2014	$2,100	$4,128	$5,210	$3,369	$763	$15,570
Charge-offs	(62)	(7)	(711)	(326)	—	(1,106)
Recoveries	34	—	193	—	—	227
Provision	(245)	399	862	747	(416)	1,347
December 31, 2015	$1,827	$4,520	$5,554	$3,790	$347	$16,038

December 31, 2013	$1,886	$3,962	$4,478	$3,026	$1,082	$14,434
Charge-offs	(212)	—	(718)	(91)	—	(1,021)
Recoveries	86	—	223	—	—	309
Provision	340	166	1,227	434	(319)	1,848
December 31, 2014	$2,100	$4,128	$5,210	$3,369	$763	$15,570

# 73

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
December 31, 2016
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,017	$5,677	$6,120	$4,198	$—	$17,012
Ending Loan Balance - Individually Evaluated for Impairment	$—	$890	$91	$1,098	$—	$2,079
Ending Loan Balance - Collectively Evaluated for Impairment	$105,155	$430,756	$537,270	$678,008	$—	$1,751,189

December 31, 2015
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,827	$4,520	$5,554	$3,790	$347	$16,038
Ending Loan Balance - Individually Evaluated for Impairment	$155	$2,372	$114	$645	$—	$3,286
Ending Loan Balance - Collectively Evaluated for Impairment	$102,432	$382,567	$464,409	$621,258	$—	$1,570,666

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

Loan Credit Quality Indicators

The following table presents the credit quality indicators by loan category at December 31, 2016 and December 31, 2015:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2016
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$95,722	$396,907			$492,629
Special Mention	1,359	7,008			8,367
Substandard	8,074	27,731			35,805
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$536,614	$675,489	1,212,103
Nonperforming			747	3,617	4,364

December 31, 2015
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$93,607	$360,654			$454,261
Special Mention	1,070	4,901			5,971
Substandard	7,910	19,384			27,294
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$464,074	$618,521	1,082,595
Nonperforming			449	3,382	3,831

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

# 75

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

# 76

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded allowance or no recorded allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2016
Recorded Investment:
With No Related Allowance	$—	$890	$91	$1,098	$2,079
With a Related Allowance	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	$—	$890	$91	$1,098	$2,079
With a Related Allowance	—	—	—	—	—

December 31, 2015
Recorded Investment:
With No Related Allowance	$155	$2,372	$114	$645	$3,286
With a Related Allowance	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	$155	$2,372	$114	$645	$3,286
With a Related Allowance	—	—	—	—	—

For the Year-To-Date Period Ended:
December 31, 2016
Average Recorded Balance:
With No Related Allowance	$78	$1,631	$103	$872	$2,684
With a Related Allowance	—	—	—	—	—
Interest Income Recognized:
With No Related Allowance	$—	$29	$6	$1	$36
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—

December 31, 2015
Average Recorded Balance:
With No Related Allowance	$325	$1,932	$116	$1,162	$3,535
With a Related Allowance	—	—	—	280	$280
Interest Income Recognized:
With No Related Allowance	$—	$9	$14	$—	$23
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—
	—	—	—	—
December 31, 2014
Average Recorded Balance:
With No Related Allowance	$348	$1,492	$121	$1,673	$3,634
With a Related Allowance	—	—	—	546	$546
Interest Income Recognized:
With No Related Allowance	$11	$—	$7	$1	$19
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—

# 77

At December 31, 2016 and December 31, 2015, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated:

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Year Ended:
December 31, 2016
Number of Loans	—	—	4	—	4
Pre-Modification Outstanding Recorded Investment	$—	$—	$39	$—	$39
Post-Modification Outstanding Recorded Investment	$—	$—	$39	$—	$39
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—

December 31, 2015
Number of Loans	—	1	4	—	5
Pre-Modification Outstanding Recorded Investment	$—	$883	$51	$—	$934
Post-Modification Outstanding Recorded Investment	$—	$883	$51	$—	$934
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—

December 31, 2014
Number of Loans	—	—	4	1	5
Pre-Modification Outstanding Recorded Investment	$—	$—	$36	$574	$610
Post-Modification Outstanding Recorded Investment	$—	$—	$36	$574	$610
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of December 31, 2016 or December 31, 2015.

# 78

Schedule of Supplemental Loan Information

	2016	2015
Supplemental Information:
Unamortized deferred loan origination costs, net of deferred loan origination fees, included in the above balances	$3,717	$3,268
Overdrawn deposit accounts, included in the above balances	1,009	477
Pledged loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank of New York	445,805	396,956
Residential real estate loans serviced for Freddie Mac, not included in the balances above	153,617	153,795
Loans held for sale at period-end, included in the above balances	483	298

Note 6:	PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 2016 and 2015 is presented below:

	2016	2015
Land and Bank Premises	$35,017	$34,609
Equipment, Furniture and Fixtures	23,604	22,879
Leasehold Improvements	1,604	1,461
Total Cost	60,225	58,949
Accumulated Depreciation and Amortization	(33,287)	(31,509)
Net Premises and Equipment	$26,938	$27,440

Amounts charged to expense for depreciation totaled $1,928, $1,892 and $1,879 in 2016, 2015 and 2014, respectively.

# 79

Note 7:	OTHER INTANGIBLE ASSETS (In Thousands)

The following table presents information on Arrow’s other intangible assets (other than goodwill) as of December 31, 2016, 2015 and 2014:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Customer Intangibles[1]	Total
Gross Carrying Amount, December 31, 2016	$2,247	$1,968	$4,382	$8,597
Accumulated Amortization	(2,247)	(1,403)	(2,251)	(5,901)
Net Carrying Amount, December 31, 2016	$—	$565	$2,131	$2,696
Gross Carrying Amount, December 31, 2015	$2,247	$1,822	$4,382	$8,451
Accumulated Amortization	(2,247)	(1,143)	(1,954)	(5,344)
Net Carrying Amount, December 31, 2015	$—	$679	$2,428	$3,107

Rollforward of Intangible Assets:
Balance, December 31, 2013	$61	$960	$3,119	$4,140
Intangible Assets Acquired	—	133	—	133
Amortization of Intangible Assets	(51)	(261)	(336)	(648)
Balance, December 31, 2014	10	832	2,783	3,625
Intangible Assets Acquired	—	107	—	107
Intangible Assets Disposed	—	—	(38)	(38)
Amortization of Intangible Assets	(10)	(260)	(317)	(587)
Balance, December 31, 2015	—	679	2,428	3,107
Intangible Assets Acquired	—	146	—	146
Intangible Assets Disposed	—	—	—	—
Amortization of Intangible Assets	—	(260)	(297)	(557)
Balance, December 31, 2016	$—	$565	$2,131	$2,696
1 Amortization of depositor intangibles and customer intangibles are reported in the consolidated statements of income as a component of other operating expense.
2 Amortization of mortgage servicing rights is reported in the consolidated statements of income as a reduction of mortgage servicing fee income, which is included with fees for other services to customers.

The following table presents the remaining estimated annual amortization expense for Arrow's intangible assets as of December 31, 2016:

	Mortgage Servicing Rights	Customer Intangibles	Total
Estimated Annual Amortization Expense:
2017	$215	$276	$491
2018	160	259	419
2019	87	242	329
2020	56	225	281
2021	34	208	242
2022 and beyond	13	921	934
Total	$565	$2,131	$2,696

# 80

Note 8:	GUARANTEES (Dollars In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of December 31, 2016 and 2015:

Balance at December 31,	2016	2015
Notional Amount:
Commitments to Extend Credit	$383,586	$278,623
Standby Letters of Credit	3,445	3,065
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	30	2

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at December 31, 2016 and 2015 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2016 and 2015 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 81

Note 9:	TIME DEPOSITS (Dollars In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2016:

Year of Maturity	Total Time Deposits
2017	$124,780
2018	25,031
2019	21,439
2020	9,520
2021	9,997
2022 and beyond	8,546
Total	$199,313

Note 10:	DEBT (Dollars in Thousands)

Schedule of Short-Term Borrowings:

	2016	2015
Balances at December 31:
Overnight Advances from the Federal Home Loan Bank of New York	$123,000	$82,000
Securities Sold Under Agreements to Repurchase	35,836	23,173
Total Short-Term Borrowings	$158,836	$105,173

Maximum Borrowing Capacity at December 31:
Federal Funds Purchased	$35,000	$35,000
Federal Home Loan Bank of New York	445,805	396,956
Federal Reserve Bank of New York	370,136	319,623

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

Long Term Debt - FHLBNY Term Advances

In addition to overnight advances, Arrow also borrows longer-term funds from the FHLBNY.

Maturity Schedule of FHBLNY Term Advances:

	Balances		Weighted Average Rate

Final Maturity	2016	2015	2016	2015
First Year	$—	$—	—%	—%
Second Year	10,000	—	1.50%	—%
Third Year	20,000	10,000	1.70%	1.50%
Fourth Year	25,000	20,000	2.02%	1.70%
Fifth Year	—	25,000	—%	2.02%
Total	$55,000	$55,000	1.81%	1.81%

# 82

Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

During 2016, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2016, 2015 and 2014 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the consolidated statements of income for the three years.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	2016	2015
ACST II
Balance at December 31,	$10,000	$10,000
Period-End Interest Rate	3.99%	3.48%

ACST III
Balance at December 31,	$10,000	$10,000
Period-End Interest Rate	2.84%	2.33%

# 83

Note 11:	COMPREHENSIVE INCOME (Dollars In Thousands)

The following table presents the components of other comprehensive income for the years ended December 31, 2016, 2015 and 2014:

Schedule of Comprehensive Income
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
2016
Net Unrealized Securities Holding Losses Arising During the Period	$(1,672)	$648	$(1,024)
Reclassification Adjustment for Securities Losses Included in Net Income	22	(9)	13
Net Retirement Plan Loss	3,017	(1,296)	1,721
Net Retirement Plan Prior Service Credit	—	—	—
Amortization of Net Retirement Plan Actuarial Loss	716	(281)	435
Accretion of Net Retirement Plan Prior Service Credit	(12)	5	(7)
Other Comprehensive Income	$2,071	$(933)	$1,138

2015
Net Unrealized Securities Holding Losses Arising During the Period	$(3,017)	$1,185	$(1,832)
Reclassification Adjustment for Securities Gains Included in Net Income	(129)	51	(78)
Net Retirement Plan Loss	1,395	(547)	848
Net Retirement Plan Prior Service Credit	(368)	144	(224)
Amortization of Net Retirement Plan Actuarial Loss	846	(332)	514
Accretion of Net Retirement Plan Prior Service Credit	(56)	22	(34)
Other Comprehensive Loss	$(1,329)	$523	$(806)

2014
Net Unrealized Securities Holding Gains Arising During the Period	$356	$(124)	$232
Reclassification Adjustment for Securities Gains Included in Net Income	(110)	43	(67)
Net Retirement Plan Gains	(4,610)	1,764	(2,846)
Net Retirement Plan Prior Service Credit	(570)	223	(347)
Amortization of Net Retirement Plan Actuarial Loss	474	(186)	288
Accretion of Net Retirement Plan Prior Service Credit	(87)	34	(53)
Other Comprehensive Loss	$(4,547)	$1,754	$(2,793)

# 84

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Year-To-Date periods ended:

December 31, 2015	$629	$(7,893)	$(708)	$(7,972)
Other comprehensive income (loss) before reclassifications	(1,024)	1,721	—	697
Amounts reclassified from accumulated other comprehensive income (loss)	13	435	(7)	441
Net current-period other comprehensive income	(1,011)	2,156	(7)	1,138
December 31, 2016	$(382)	$(5,737)	$(715)	$(6,834)

December 31, 2014	$2,539	$(9,255)	$(450)	$(7,166)
Other comprehensive income (loss) before reclassifications	(1,832)	848	(224)	(1,208)
Amounts reclassified from accumulated other comprehensive income (loss)	(78)	514	(34)	402
Net current-period other comprehensive loss	(1,910)	1,362	(258)	(806)
December 31, 2015	$629	$(7,893)	$(708)	$(7,972)

December 31, 2013	$2,374	$(6,697)	$(50)	$(4,373)
Other comprehensive income (loss) before reclassifications	232	(2,846)	(347)	(2,961)
Amounts reclassified from accumulated other comprehensive income (loss)	(67)	288	(53)	168
Net current-period other comprehensive loss	165	(2,558)	(400)	(2,793)
December 31, 2014	$2,539	$(9,255)	$(450)	$(7,166)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 85

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

December 31, 2016

Unrealized gains and losses on available-for-sale securities
	$(22)		Loss on Securities Transactions, Net
	(22)		Total before tax
	9		Provision for Income Taxes
	$(13)		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$12	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(716)	(2)	Salaries and Employee Benefits
	(704)		Total before tax
	276		Provision for Income Taxes
	$(428)		Net of tax

Total reclassifications for the period	$(441)		Net of tax

December 31, 2015

Unrealized gains and losses on available-for-sale securities
	$129		Gain on Securities Transactions, Net
	129		Total before tax
	(51)		Provision for Income Taxes
	$78		Net of tax

Amortization of defined benefit pension items
Prior-service costs	56	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(846)	(2)	Salaries and Employee Benefits
	(790)		Total before tax
	310		Provision for Income Taxes
	$(480)		Net of tax

Total reclassifications for the period	$(402)		Net of tax

# 86

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

December 31, 2014

Unrealized gains and losses on available-for-sale securities
	$110		Gain on Securities Transactions, Net
	110		Total before tax
	(43)		Provision for Income Taxes
	$67		Net of tax

Amortization of defined benefit pension items
Prior-service costs	87	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(474)	(2)	Salaries and Employee Benefits
	(387)		Total before tax
	152		Provision for Income Taxes
	$(235)		Net of tax

Total reclassifications for the period	$(168)		Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension footnote for additional details).

# 87

Note 12:	STOCK BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

Arrow has established two stock based compensation plans: an Incentive and Non-qualified Stock Option Plan (Stock Option Plan) and an Employee Stock Ownership Plan (ESOP).  All share and per share data have been adjusted for the September 29, 2016 3% stock dividend.

Stock Option Plan

Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

Roll Forward Schedule of Stock Option Plan by Shares and Weighted Average Exercise Prices

Stock Option Plans
Roll Forward of Shares Outstanding:
Outstanding at January 1, 2016	421,751
Granted	56,650
Exercised	(111,992)
Forfeited	(10,758)
Outstanding at December 31, 2016	355,651
Exercisable at Period-End	224,039
Vested and Expected to Vest	131,612

Roll Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2016	$21.93
Granted	25.10
Exercised	21.47
Forfeited	23.97
Outstanding at December 31, 2016	22.52
Exercisable at Period-End	21.40
Vested and Expected to Vest	24.44

Weighted Average Remaining Contractual Life (in years):
Outstanding at December 31, 2016	5.59
Exercisable at December 31, 2016	4.05
Vested and Expected to Vest	8.21

Aggregate Intrinsic Value:
Outstanding at December 31, 2016	$6,395
Exercisable at December 31, 2016	4,279
Vested and Expected to Vest	2,116

Shares Available for Grant at Period-End	367,775

# 88

Schedule of Shares Authorized Under the Stock Option Plan by Exercise Price Range

	Exercise Price Ranges
	$17.82 to $18.54	$20.78	$22.18 to $22.80	23.33	$24.61 to $25.10	Total
Outstanding at December 31, 2016
Number of Shares Outstanding	51,254	40,305	100,747	59,912	103,433	355,651
Weighted-Average Remaining Contractual Life (in years)	1.71	3.08	4.58	7.05	8.61	5.59
Weighted-Average Exercise Price	$18.32	$20.78	$22.46	$23.33	$24.87	$22.52

Exercisable at December 31, 2016
Number of Shares Outstanding	51,254	40,305	98,555	25,134	8,791	224,039
Weighted-Average Remaining Contractual Life (in years)	1.71	3.08	4.56	7.01	8.08	4.05
Weighted-Average Exercise Price	$18.32	$20.78	$22.46	$23.33	$24.61	$21.40

Schedule of Other Stock Option Plan Information

	2016	2015	2014
Shares Granted	56,650	57,258	77,784
Weighted Average Grant Date Information:
Fair Value of Options Granted	$5.60	$5.50	$5.63
Fair Value Assumptions:
Dividend Yield	3.88%	3.90%	3.97%
Expected Volatility	32.95%	33.55%	35.30%
Risk Free Interest Rate	1.80%	1.57%	2.19%
Expected Lives (in years)	7.56	7.66	6.85

Amount Expensed During the Year	$287	$308	$360
Compensation Costs for Non-vested Awards Not Yet Recognized	521	500	478
Weighted Average Expected Vesting Period, In Years	2.71	2.12	1.68
Proceeds From Stock Options Exercised	$2,404	$917	$1,454
Tax Benefits Related to Stock Options Exercised	188	59	25
Intrinsic Value of Stock Options Exercised	1,010	250	170

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

Schedule of ESOP Compensation Expense

	2016	2015	2014
ESOP Compensation Expense	$1,200	$900	$800

# 89

Shares pledged as collateral are reported as unallocated ESOP shares in stockholders’ equity.  As shares are released from collateral, Arrow reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.  The ESOP shares as of December 31, 2016 were as follows:

Schedule of Shares in ESOP Plan

ESOP Plan Shares:	2016
Allocated Shares	713,814
Shares Released for Allocation During 2016	36,927
Unallocated Shares	19,466
Total ESOP Shares	770,207

Market Value of Unallocated Shares	$789

Note 13:	RETIREMENT BENEFIT PLANS (Dollars in Thousands)

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
As of December 31, 2016, Arrow updated its mortality assumption to the RP-2014 Mortality Table for annuitants and non-annuitants with projected generational mortality improvements using Scale MP-2016. The revised assumption resulted in a decrease in postretirement liabilities.
The following tables set forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:
Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Defined Benefit Plan Funded Status
December 31, 2016
Fair Value of Plan Assets	$50,220	$—	$—
Benefit Obligation	36,154	4,547	7,623
Funded Status of Plan	$14,066	$(4,547)	$(7,623)

December 31, 2015
Fair Value of Plan Assets	$47,234	$—	$—
Benefit Obligation	35,982	4,784	7,701
Funded Status of Plan	$11,252	$(4,784)	$(7,701)

Change in Benefit Obligation
Benefit Obligation, at January 1, 2016	$35,982	$4,784	$7,701
Service Cost	1,400	40	147
Interest Cost	1,641	206	340
Plan Participants' Contributions	—	—	402
Amendments	—	—	—
Actuarial Gain	(738)	(31)	(327)
Benefits Paid	(2,131)	(452)	(640)
Benefit Obligation, at December 31, 2016	$36,154	$4,547	$7,623

# 90

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Benefit Obligation, at January 1, 2015	$36,966	$5,072	$9,170
Service Cost	1,503	32	250
Interest Cost	1,545	211	394
Plan Participants' Contributions	—	—	481
Amendments	277	91	—
Actuarial Gain	(1,670)	(152)	(1,715)
Benefits Paid	(2,639)	(470)	(879)
Benefit Obligation, at December 31, 2015	$35,982	$4,784	$7,701

Change in Fair Value of Plan Assets
Fair Value of Plan Assets, at January 1, 2016	$47,234	$—	$—
Actual Return on Plan Assets	5,117	—	—
Employer Contributions	—	452	238
Plan Participants' Contributions	—	—	402
Benefits Paid	(2,131)	(452)	(640)
Fair Value of Plan Assets, at December 31, 2016	$50,220	$—	$—

Fair Value of Plan Assets, at January 1, 2015	$45,704	$—	$—
Actual Return on Plan Assets	1,169	—	—
Employer Contributions	3,000	470	398
Plan Participants' Contributions	—	—	481
Benefits Paid	(2,639)	(470)	(879)
Fair Value of Plan Assets, at December 31, 2015	$47,234	$—	$—

Accumulated Benefit Obligation at December 31, 2016	$35,770	$4,547	$7,623

Amounts Recognized in the Consolidated Balance Sheets
December 31, 2016
Prepaid Pension Asset	$14,066	$—	—
Accrued Benefit Liability	—	(4,547)	(7,623)
Net Benefit Recognized	$14,066	$(4,547)	$(7,623)

December 31, 2015
Prepaid Pension Asset	$11,252	$—	—
Accrued Benefit Liability	—	(4,784)	(7,701)
Net Benefit Recognized	$11,252	$(4,784)	$(7,701)

Amounts Recognized in Other Comprehensive Income (Loss)
For the Year Ended December 31, 2016
Net Unamortized Gain Arising During the Period	$(2,657)	$(32)	$(328)
Net Prior Service Cost Arising During the Period	—	—	—
Amortization of Net Loss	(591)	(125)	—
Amortization of Prior Service Credit (Cost)	57	(57)	12
Total Other Comprehensive (Loss) for Pension and Other Postretirement Benefit Plans	$(3,191)	$(214)	$(316)

For the Year Ended December 31, 2015
Net Unamortized Loss Arising During the Period	$472	$(152)	$(1,715)
Net Prior Service Cost Arising During the Period	277	91	—
Amortization of Net Loss	(601)	(131)	(114)
Amortization of Prior Service Credit (Cost)	83	(58)	31
Total Other Comprehensive Income (Loss) for Pension and Other Postretirement Benefit Plans	$231	$(250)	$(1,798)

# 91

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
For the Year Ended December 31, 2014
Net Unamortized Loss Arising During the Period	$2,855	$871	$884
Net Prior Service Cost Arising During the Period	—	—	570
Amortization of Net Loss	(356)	(93)	(25)
Amortization of Prior Service (Cost) Credit	45	(72)	114
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$2,544	$706	$1,543

Accumulated Other Comprehensive Income
December 31, 2016
Net Actuarial Loss	$7,479	$2,012	$(238)
Prior Service (Credit) Cost	207	546	422
Total Accumulated Other Comprehensive Income, Before Tax	$7,686	$2,558	$184

December 31, 2015
Net Actuarial Loss	$10,727	$2,169	$90
Prior Service (Credit) Cost	150	603	410
Total Accumulated Other Comprehensive Income, Before Tax	$10,877	$2,772	$500
Amounts that will be Amortized from Accumulated Other Comprehensive Income the Next Year
Net Actuarial Loss	$232	$117	$—
Prior Service (Credit) Cost	$(57)	$57	$(10)

Net Periodic Benefit Cost
For the Year Ended December 31, 2016
Service Cost	$1,400	$40	$147
Interest Cost	1,641	206	340
Expected Return on Plan Assets	(3,198)	—	—
Amortization of Prior Service (Credit) Cost	(57)	57	(12)
Amortization of Net Loss	591	125	—
Net Periodic Benefit Cost	$377	$428	$475

For the Year Ended December 31, 2015
Service Cost	$1,503	$32	$250
Interest Cost	1,545	211	394
Expected Return on Plan Assets	(3,311)	—	—
Amortization of Prior Service (Credit) Cost	(83)	58	(31)
Amortization of Net Loss	601	131	114
Net Periodic Benefit Cost	$255	$432	$727

For the Year Ended December 31, 2014
Service Cost	$1,410	$10	$173
Interest Cost	1,621	206	374
Expected Return on Plan Assets	(3,230)	—	—
Amortization of Prior Service (Credit) Cost	(45)	72	(114)
Amortization of Net Loss	356	93	25
Net Periodic Benefit Cost	$112	$381	$458

# 92

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Weighted-Average Assumptions Used in Calculating Benefit Obligation
December 31, 2016
Discount Rate	4.83%	4.73%	4.80%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%
Interest Rate to Annuitize Cash Balance Account	4.50%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	4.50%	4.50%

December 31, 2015
Discount Rate	4.73%	4.61%	4.69%
Rate of Compensation Increase	3.50%	3.00%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.03%
Interest Rate to Annuitize Cash Balance Account	5.00%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	5.00%	5.00%

Weighted-Average Assumptions Used in Calculating Net Periodic Benefit Cost
December 31, 2016
Discount Rate	4.73%	4.61%	4.69%
Expected Long-Term Return on Plan Assets	7.00%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.03%
Interest Rate to Annuitize Cash Balance Account	5.00%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	5.00%	5.00%

December 31, 2015
Discount Rate	4.31%	4.26%	4.31%
Expected Long-Term Return on Plan Assets	7.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.04%
Interest Rate to Annuitize Cash Balance Account	4.75%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	4.75%	4.75%

December 31, 2014
Discount Rate	5.10%	4.85%	5.10%
Expected Long-Term Return on Plan Assets	7.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	4.00%
Interest Rate to Annuitize Cash Balance Account	5.25%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	5.25%	5.25%

# 93

Schedule of Defined Benefit Plan Disclosures Information about Defined Benefit Plan Assets - Employees' Pension Plan

Fair Value Measurements Using:
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percent of Total	Target Allocation Minimum	Target Allocation Maximum
December 31, 2016
Cash	$40	$—	$—	$40	0.1%	—%	15.0%
Interest-Bearing Money Market Fund	3,080	—	—	3,080	6.1%	—%	15.0%
Arrow Common Stock[1]	6,592	—	—	6,592	13.1%	—%	10.0%
North Country Funds - Equity [2]	18,640	—	—	18,640	37.2%
Other Mutual Funds - Equity	13,560	—	—	13,560	27.0%
Total Equity Funds	32,200	—	—	32,200	64.2%	55.0%	85.0%
North Country Funds - Fixed income [2]	7,332	—	—	7,332	14.6%
Other Mutual Funds - Fixed Income	976	—	—	976	1.9%
Total Fixed Income Funds	8,308	—	—	8,308	16.5%	10.0%	30.0%
Total	$50,220	$—	$—	$50,220	100.0%

December 31, 2015
Cash	$44	$—	$—	$44	0.1%	—%	15.0%
Interest-Bearing Money Market Fund	2,471	—	—	2,471	5.2%	—%	15.0%
Arrow Common Stock[1]	4,554	—	—	4,554	9.6%	—%	10.0%
North Country Funds - Equity [2]	19,625	—	—	19,625	41.6%
Other Mutual Funds - Equity	13,194	—	—	13,194	27.9%
Total Equity Funds	32,819	—	—	32,819	69.5%	55.0%	85.0%
North Country Funds - Fixed income [2]	7,346	—	—	7,346	15.6%
Other Mutual Funds - Fixed Income	—	—	—	—	—%
Total Fixed Income Funds	7,346	—	—	7,346	15.6%	15.0%	30.0%
Total	$47,234	$—	$—	$47,234	100.0%

1 Acquisition of Arrow Financial Corporation common stock was under 10% of the total fair value of the employee's pension plan assets at the time of acquisition.
2 The North Country Funds - Equity and the North Country Funds - Fixed Income are publicly traded mutual funds advised by Arrow's subsidiary, North Country Investment Advisers, Inc.

# 94

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Expected Future Benefit Payments
2017	$2,398	$441	$515
2018	2,168	429	539
2019	2,413	417	561
2020	2,684	403	560
2021	2,418	388	586
2022 - 2026	13,716	1,767	2,955

Estimated Contributions During 2017	$—	$441	$515

Assumed Health Care Cost Trend Rates
December 31, 2016
Health Care Cost Trend Rate Assumed for Next Year			7.50%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			3.89%
Year that the Rate Reaches the Ultimate Trend Rate			2075

December 31, 2015
Health Care Cost Trend Rate Assumed for Next Year			7.75%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			3.89%
Year that the Rate Reaches the Ultimate Trend Rate			2075

Effect of a One-Percentage Point Change in Assumed Health Care Cost Trend Rates
Effect of a One Percentage Point Increase on Service and Interest Cost Components			$47
Effect of a One Percentage Point Decrease on Service and Interest Cost Components			(40)
Effect of a One Percentage Point Increase on Accumulated Postretirement Benefit Obligation			513
Effect of a One Percentage Point Decrease on Accumulated Postretirement Benefit Obligation			(443)

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

Cash Flows - We were not required to and we did not make any contribution to our qualified pension plan in 2016.    Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.

Note 14:	OTHER EXPENSES (Dollars In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	2016	2015	2014
Information Technology Services	$4,706	$3,909	$3,659
Legal and Other Professional Fees	2,119	2,188	1,836
Postage and Courier	1,087	1,050	1,084
Advertising and Promotion	1,084	965	886
Stationery and Printing	892	796	851
Telephone and Communications	840	832	746
Intangible Asset Amortization	297	327	387
All Other	3,776	3,846	3,531
Total Other Operating Expense	$14,801	$13,913	$12,980

# 96

Note 15:	INCOME TAXES (Dollars In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2016	2015	2014
Federal	$10,496	$8,570	$9,270
State	1,002	1,004	1,203
Total Current Tax Expense	11,498	9,574	10,473
Deferred Tax Expense (Benefit):
Federal	(69)	860	(315)
State	(214)	176	16
Total Deferred Tax Expense (Benefit)	(283)	1,036	(299)
Total Provision for Income Taxes	$11,215	$10,610	$10,174

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 2016, 2015 and 2014 to pre-tax income as a result of the following:

	2016	2015	2014
Computed Tax Expense at Statutory Rate	$13,212	$12,345	$11,737
Increase (Decrease) in Income Taxes Resulting From:
Tax-Exempt Income	(2,437)	(2,292)	(2,215)
Nondeductible Interest Expense	40	36	51
State Taxes, Net of Federal Income Tax Benefit	554	805	791
Other Items, Net	(154)	(284)	(190)
Total Provision for Income Taxes	$11,215	$10,610	$10,174

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below:

	2016	2015
Deferred Tax Assets:
Allowance for Loan Losses	$6,609	$6,453
Pension and Deferred Compensation Plans	3,961	3,973
Pension Liability Included in Accumulated Other Comprehensive Income	4,023	5,550
Other	502	557
Net Unrealized Losses on Securities Available-for-Sale Included in Accumulated Other Comprehensive Income	239	—
Total Gross Deferred Tax Assets	15,334	16,533
Valuation Allowance for Deferred Tax Assets	—	—
Total Gross Deferred Tax Assets, Net of Valuation Allowance	$15,334	$16,533
Deferred Tax Liabilities:
Pension Plans	$8,399	$8,680
Depreciation	1,430	1,383
Deferred Income	4,199	4,167
Net Unrealized Gains on Securities Available-for-Sale Included in Accumulated Other Comprehensive Income	—	405
Goodwill	5,324	5,316
Total Gross Deferred Tax Liabilities	$19,352	$19,951

Management believes that the realization of the recognized gross deferred tax assets at December 31, 2016 and 2015 is more likely than not, based on historic earnings and expectations as to future taxable income.
Interest and penalties are recorded as a component of the provision for income taxes, if any.  There are no current examinations of our Federal or state income tax returns, nor have we been notified of any up-coming examinations. Tax years 2013 through 2016 are subject to Federal and New York State examination.

# 97

Note 16:	EARNINGS PER SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for each of the years in the three-year period ended December 31, 2016.  All share and per share amounts have been adjusted for the September 29, 2016 3% stock dividend.

Earnings Per Share
	Year-to-Date Period Ended:
	12/31/2016	12/31/2015	12/31/2014
Earnings Per Share - Basic:
Net Income	$26,534	$24,662	$23,360
Weighted Average Shares - Basic	13,391	13,281	13,242
Earnings Per Share - Basic	$1.98	$1.86	$1.76

Earnings Per Share - Diluted:
Net Income	$26,534	$24,662	$23,360
Weighted Average Shares - Basic	13,391	13,281	13,242
Dilutive Average Shares Attributable to Stock Options	85	49	30
Weighted Average Shares - Diluted	13,476	13,330	13,272
Earnings Per Share - Diluted	$1.97	$1.85	$1.76

# 98

Note 17:	FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at December 31, 2016 and 2015 were securities available-for-sale.  Arrow held no securities or liabilities for trading on such date.  For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 2 - “Summary of Significant Accounting Policies.”
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
	Fair Value Measurements at Reporting Date Using:
Fair Value of Assets and Liabilities Measured on a Recurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
December 31, 2016
Securities Available-for Sale:
U.S. Government & Agency Obligations	$147,377	$54,706	$92,671	$—
State and Municipal Obligations	27,690	—	27,690	—
Mortgage-Backed Securities - Residential	167,239	—	167,239	—
Corporate and Other Debt Securities	3,308	—	3,308	—
Mutual Funds and Equity Securities	1,382	—	1,382	—
Total Securities Available-for-Sale	$346,996	$54,706	$292,290	$—
December 31, 2015
Securities Available-for Sale:
U.S. Agency Obligations	$155,782	$—	$155,782	$—
State and Municipal Obligations	52,408	—	52,408	—
Mortgage-Backed Securities - Residential	178,588	—	178,588	—
Corporate and Other Debt Securities	14,299	—	14,299	—
Mutual Funds and Equity Securities	1,232	—	1,232	—
Total Securities Available-for Sale	$402,309	$—	$402,309	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
December 31, 2016
Collateral Dependent Impaired Loans	$—	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	$1,686	$—	$—	$1,686	$587
December 31, 2015
Collateral Dependent Impaired Loans	$—	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	$2,018	$—	$—	$2,018	$(687)

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

# 99

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
Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at December 31, 2016 and 2015.

# 100

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Cash and Cash Equivalents	$57,355	$57,355	$57,355	$—	$—
Securities Available-for-Sale	346,996	346,996	54,706	292,290	—
Securities Held-to-Maturity	345,427	343,751	—	343,751	—
Federal Home Loan Bank and Federal Reserve Bank Stock	10,912	10,912	10,912	—	—
Net Loans	1,736,256	1,720,078	—	—	1,720,078
Accrued Interest Receivable	6,684	6,684	6,684	—	—
Deposits	2,116,546	2,109,557	1,917,233	192,324	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	35,836	35,836	35,836	—	—
Federal Home Loan Bank Overnight Advances	123,000	123,000	123,000	—	—
Federal Home Loan Bank Term Advances	55,000	55,118	—	55,118	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	247	247	247	—	—

December 31, 2015
Cash and Cash Equivalents	$51,068	$51,068	$51,068	$—	$—
Securities Available-for-Sale	402,309	402,309	—	402,309	—
Securities Held-to-Maturity	320,611	325,930	—	325,930	—
Federal Home Loan Bank and Federal Reserve Bank Stock	8,839	8,839	8,839	—	—
Net Loans	1,557,914	1,557,511	—	—	1,557,511
Accrued Interest Receivable	6,360	6,360	6,360	—	—
Deposits	2,030,423	2,024,224	1,840,606	183,618	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	23,173	19,421	19,421	—	—
Federal Home Loan Bank Overnight Advances	82,000	82,000	82,000	—	—
Federal Home Loan Bank Term Advances	55,000	55,063	—	55,063	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	231	231	231	—	—

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

# 101

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
Based on Arrow’s capital adequacy, the book value of the outstanding trust preferred securities (Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts) are considered to approximate fair value since the interest rates are variable (indexed to LIBOR) and Arrow is well-capitalized. In addition, these instruments do not trade in the open markets since Dodd-Frank deemed new issuances ineligible for treatment as Tier-1 capital.

Note 18:	LEASES (Dollars In Thousands)

At December 31, 2016, Arrow was obligated under a number of noncancellable operating leases for buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.
Net rental expense for the years ended December 31, 2016, 2015 and 2014 was as follows:

	2016	2015	2014
Net Rental Expense	$822	$862	$784

Future minimum lease payments on operating leases at December 31, 2016 were as follows:

Operating Leases
2017	$675
2018	517
2019	378
2020	225
2021	178
2022 and beyond	278
Total Minimum Lease Payments	$2,251

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
The principal source of the funds for the payment of stockholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2016, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $37 million.
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
Quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2016 and 2015, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject.

# 102

As of December 31, 2016, Arrow and both subsidiary banks qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage, and CET1 risk-based ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories.
Arrow’s and its subsidiary banks’, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), actual capital amounts and ratios are presented in the table below as of December 31, 2016 and 2015:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total Capital (to Risk Weighted Assets):
Arrow	$258,653	15.2%	$146,343	8.6%	$170,166	10.0%
Glens Falls National	205,573	15.0%	117,862	8.6%	137,049	10.0%
Saratoga National	42,168	12.8%	28,332	8.6%	32,944	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	241,523	14.1%	113,053	6.6%	137,034	8.0%
Glens Falls National	191,679	14.0%	90,363	6.6%	109,531	8.0%
Saratoga National	39,050	11.9%	21,658	6.6%	26,252	8.0%
Tier I Capital (to Average Assets):
Arrow	241,523	9.5%	101,694	4.0%	127,117	5.0%
Glens Falls National	191,679	9.1%	84,255	4.0%	105,318	5.0%
Saratoga National	39,050	8.9%	17,551	4.0%	21,938	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	221,472	13.0%	86,885	5.1%	110,736	6.5%
Glens Falls National	191,628	13.9%	70,310	5.1%	89,610	6.5%
Saratoga National	39,050	11.9%	16,736	5.1%	21,330	6.5%

As of December 31, 2015
Total Capital (to Risk Weighted Assets):
Arrow	239,988	15.1%	127,146	8.0%	158,932	10.0%
Glens Falls National	193,302	15.0%	103,094	8.0%	128,868	10.0%
Saratoga National	37,658	12.6%	23,910	8.0%	29,887	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	223,899	14.1%	95,276	6.0%	127,035	8.0%
Glens Falls National	180,280	14.0%	77,263	6.0%	103,017	8.0%
Saratoga National	34,642	11.6%	17,918	6.0%	23,891	8.0%
Tier I Capital (to Average Assets):
Arrow	223,899	9.3%	96,301	4.0%	120,376	5.0%
Glens Falls National	180,280	8.9%	81,025	4.0%	101,281	5.0%
Saratoga National	34,642	8.9%	15,569	4.0%	19,462	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	203,848	12.8%	71,665	4.5%	103,517	6.5%
Glens Falls National	180,229	14.0%	57,931	4.5%	83,678	6.5%
Saratoga National	34,642	11.6%	13,439	4.5%	19,411	6.5%
# 103

Note 20:	PARENT ONLY FINANCIAL INFORMATION (Dollars In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2016	2015
Interest-Bearing Deposits with Subsidiary Banks	$3,593	$3,441
Available-for-Sale Securities	1,382	1,232
Held-to-Maturity Securities	1,000	1,000
Investment in Subsidiaries at Equity	243,031	225,934
Other Assets	7,951	7,390
Total Assets	$256,957	$238,997
LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$20,000	$20,000
Other Liabilities	4,105	5,026
Total Liabilities	24,105	25,026
STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	232,852	213,971
Total Liabilities and Stockholders’ Equity	$256,957	$238,997

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2016	2015	2014
Dividends from Bank Subsidiaries	$11,650	$13,400	$13,300
Interest and Dividends on Investments	117	118	116
Other Income (Including Management Fees)	635	847	578
Total Income	12,402	14,365	13,994
Expense:
Interest Expense	691	619	620
Salaries and Employee Benefits	77	80	77
Other Expense	865	885	754
Total Expense	1,633	1,584	1,451
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	10,769	12,781	12,543
Income Tax Benefit	482	372	473
Equity in Undistributed Net Income of Subsidiaries	15,283	11,509	10,344
Net Income	$26,534	$24,662	$23,360

The Statement of Changes in Stockholders’ Equity is not reported because it is identical to the Consolidated Statement of Changes in Stockholders’ Equity.

# 104

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net Income	$26,534	$24,662	$23,360
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(15,283)	(11,509)	(10,344)
Shares Issued Under the Directors’ Stock Plan	196	227	197
Stock-Based Compensation Expense	287	308	360
Changes in Other Assets and Other Liabilities	(1,177)	(1,419)	(1,014)
Net Cash Provided by Operating Activities	10,557	12,269	12,559
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	—	47	45
Purchases of Securities Available-for-Sale	—	(47)	(45)
Net Cash (Used in) Provided by Investing Activities	—	—	—
Cash Flows from Financing Activities:
Stock Options Exercised	2,404	918	1,454
Shares Issued Under the Employee Stock Purchase Plan	493	494	488
Shares Issued for Dividend Reinvestment Plans	1,743	886	—
Tax Benefit for Exercises of Stock Options	188	59	25
Purchase of Treasury Stock	(2,141)	(1,498)	(2,455)
Cash Dividends Paid	(13,092)	(12,700)	(12,407)
Net Cash Used in Financing Activities	(10,405)	(11,841)	(12,895)
Net Increase (Decrease) in Cash and Cash Equivalents	152	428	(336)
Cash and Cash Equivalents at Beginning of the Year	3,441	3,013	3,349
Cash and Cash Equivalents at End of the Year	$3,593	$3,441	$3,013
Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$691	$619	$620
Non-cash Investing and Financing Activities:
Shares Issued for Acquisition of Subsidiary	—	—	91

# 105

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

Item 9A.	Controls and Procedures

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
Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of December 31, 2016.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control-Integrated Framework and related illustrative documents. We adopted the 2013 framework in 2015. Accordingly, in making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, management used the criteria established in the 2013 framework. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Item 9B.	Other Information – None.

# 106

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors, nominees for director, and the committees of the Company's Board is set forth under the captions "Voting Item 1: Election of Directors" and “Corporate Governance” of Arrow's Proxy Statement for its Annual Meeting of Shareholders to be held May 3, 2017 (the Proxy Statement), which sections are incorporated herein by reference. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting” and is incorporated herein by reference. Certain required information regarding our Executive Officers is contained in Part I, Item 1.G., of this Report, "Executive Officers of the Registrant." Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com under the link "Corporate Governance" on the header tab "Corporate."

Item 11. Executive Compensation
The information required by this item is set forth under the captions “Corporate Governance - Director Independence,” "Compensation Discussion and Analysis” including the “Compensation Committee Report” thereof, “Executive Compensation,” “Agreements with Named Executive Officers” including the ”Potential Payments Upon Termination or Change of Control” and “Potential Payments Table” sections thereof, and “Voting Item 1: Election of Directors - Director Compensation” of the Proxy Statement, which sections are incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

2.  Schedules

All schedules are omitted as the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

3.  Exhibits:

See Exhibit Index on page 109.

Item 16. Form 10-K Summary - None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 14, 2017	By: /s/ Thomas J. Murphy Thomas J. Murphy President and Chief Executive Officer

Date: March 14, 2017	By: /s/ Terry R. Goodemote Terry R. Goodemote Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2017 by the following persons in the capacities indicated.

# 107

/s/ Mark L. Behan Mark L. Behan Director	/s/ Elizabeth A. Miller Elizabeth A. Miller Director

/s/ John J. Carusone, Jr. John J. Carusone, Jr. Director	/s/ David L. Moynehan David L. Moynehan Director

/s/ Tenée R. Casaccio Tenée R. Casaccio Director	/s/ Thomas J. Murphy Thomas J. Murphy Director

/s/ Michael B. Clarke Michael B. Clarke Director	/s/ Raymond F. O'Conor Raymond F. O'Conor Director

/s/ Gary C. Dake Gary C. Dake Director	/s/ William L. Owens William L. Owens Director

/s/ Thomas L. Hoy Thomas L. Hoy Director and Chairman	/s/ Colin L. Reed Colin L. Reed Director

/s/ David G. Kruczlnicki David G. Kruczlnicki Director	/s/ Richard J. Reisman, D.M.D. Richard J. Reisman, D.M.D. Director

# 108

EXHIBIT INDEX

The following exhibits are incorporated by reference herein.

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2007, Exhibit 3.(i)
3.(ii)	By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on November 24, 2009, Exhibit 3.(ii)
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

# 109

Exhibit Number	Exhibit
10.11
Employment Agreement between the Registrant and Thomas J. Murphy, President and Chief Executive Officer, effective February 1, 2017 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 7, 2017, Exhibit 10.1*

10.12
Employment Agreement between the Registrant and Terry R. Goodemote, Executive Vice President and Chief Financial Officer, effective February 1, 2016 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 2, 2016, Exhibit 10.2*

10.13
Employment Agreement between the Registrant and David S. DeMarco, Senior Vice President, effective February 1, 2017 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 7, 2017, Exhibit 10.2*

10.14
Employment Agreement between the Registrant and David D. Kaiser, Senior Vice President and Chief Loan Officer, effective February 1, 2017 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 7, 2017, Exhibit 10.3*

10.16
Form of Incentive Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.15*

10.17
Form of Non-Qualified Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.16*

10.18
Form of Non-Qualified Stock Option Certificate (Director Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.17*

10.19
Amendment dated October 18, 2013 to Registrant’s Select Executive Retirement Plan for benefits accrued or vested after December 31, 2004, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.18*

10.20
The Arrow Financial Corporation Employees' Pension Plan and Trust, as amended and restated, effective January 1, 2012, incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, Exhibit 10.1*

10.21
Consulting Agreement between the Registrant and Thomas L. Hoy, effective January 1, 2016, incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, Exhibit 10.20*

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

# 110