Form 10-Q
period 2017-03-31
ARROW FINANCIAL CORP
filed 2017-05-09
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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
Smaller reporting company
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2017
Common Stock, par value $1.00 per share	13,504,791

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - FINANCIAL INFORMATION

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	March 31, 2017	December 31, 2016	March 31, 2016
ASSETS
Cash and Due From Banks	$50,158	$43,024	$30,663
Interest-Bearing Deposits at Banks	14,645	14,331	30,048
Investment Securities:
Available-for-Sale	347,159	346,996	388,247
Held-to-Maturity (Approximate Fair Value of $335,105 at March 31, 2017; $343,751 at December 31, 2016; and $324,337 at March 31, 2016)	335,211	345,427	315,284
Other Investments	6,826	10,912	5,149
Loans	1,810,805	1,753,268	1,622,728
Allowance for Loan Losses	(17,216)	(17,012)	(16,287)
Net Loans	1,793,589	1,736,256	1,606,441
Premises and Equipment, Net	26,585	26,938	27,142
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	2,575	2,696	2,999
Other Assets	57,765	56,789	51,025
Total Assets	$2,656,386	$2,605,242	$2,478,871
LIABILITIES
Noninterest-Bearing Deposits	$402,506	$387,280	$352,624
Interest-Bearing Checking Accounts	959,170	877,988	962,103
Savings Deposits	696,625	651,965	611,178
Time Deposits over $250,000	30,993	32,878	21,677
Other Time Deposits	167,242	166,435	167,479
Total Deposits	2,256,536	2,116,546	2,115,061
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	32,035	35,836	45,155
Federal Home Loan Bank Overnight Advances	32,000	123,000	—
Federal Home Loan Bank Term Advances	55,000	55,000	55,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Other Liabilities	24,704	22,008	22,952
Total Liabilities	2,420,275	2,372,390	2,258,168
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (17,943,201 Shares Issued and Outstanding at March 31, 2017; 17,943,201 at December 31, 2016 and 17,420,776 at March 31, 2016)	17,943	17,943	17,421
Additional Paid-in Capital	271,517	270,880	251,510
Retained Earnings	31,901	28,644	35,449
Unallocated ESOP Shares (19,466 Shares at March 31, 2017; 19,466 Shares at December 31, 2016 and 47,090 Shares at March 31, 2016)	(400)	(400)	(950)
Accumulated Other Comprehensive Loss	(6,680)	(6,834)	(5,436)
Treasury Stock, at Cost (4,442,292 Shares at March 31, 2017; 4,441,093 Shares at December 31, 2016 and 4,402,128 Shares at March 31, 2016)	(78,170)	(77,381)	(77,291)
Total Stockholders’ Equity	236,111	232,852	220,703
Total Liabilities and Stockholders’ Equity	$2,656,386	$2,605,242	$2,478,871

See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended March 31,
	2017	2016
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$16,402	$15,024
Interest on Deposits at Banks	60	32
Interest and Dividends on Investment Securities:
Fully Taxable	1,990	2,087
Exempt from Federal Taxes	1,545	1,483
Total Interest and Dividend Income	19,997	18,626
INTEREST EXPENSE
Interest-Bearing Checking Accounts	331	310
Savings Deposits	291	222
Time Deposits over $250,000	55	19
Other Time Deposits	228	237
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	7	5
Federal Home Loan Bank Advances	445	309
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	179	161
Total Interest Expense	1,536	1,263
NET INTEREST INCOME	18,461	17,363
Provision for Loan Losses	358	401
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,103	16,962
NONINTEREST INCOME
Income From Fiduciary Activities	2,018	1,931
Fees for Other Services to Customers	2,256	2,237
Insurance Commissions	2,198	2,208
Net Gain on Sales of Loans	45	180
Other Operating Income	178	319
Total Noninterest Income	6,695	6,875
NONINTEREST EXPENSE
Salaries and Employee Benefits	9,008	8,122
Occupancy Expenses, Net	2,544	2,463
FDIC Assessments	226	313
Other Operating Expense	3,697	3,472
Total Noninterest Expense	15,475	14,370
INCOME BEFORE PROVISION FOR INCOME TAXES	9,323	9,467
Provision for Income Taxes	2,692	2,918
NET INCOME	$6,631	$6,549
Average Shares Outstanding [1]:
Basic	13,484	13,343
Diluted	13,594	13,379
Per Common Share:
Basic Earnings	$0.49	$0.49
Diluted Earnings	0.49	0.49

2016 Share and Per Share Amounts have been restated for the September 29, 2016 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Net Income	$6,631	$6,549
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding Gains Arising During the Period	47	2,437
Amortization of Net Retirement Plan Actuarial Loss	109	101
Accretion of Net Retirement Plan Prior Service Credit	(2)	(2)
Other Comprehensive Income	154	2,536
Comprehensive Income	$6,785	$9,085

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2016	$17,943	$270,880	$28,644	$(400)	$(6,834)	$(77,381)	$232,852
Net Income	—	—	6,631	—	—	—	6,631
Other Comprehensive Income	—	—	—	—	154	—	154
Cash Dividends Paid, $.250 per Share	—	—	(3,374)	—	—	—	(3,374)
Stock Options Exercised, Net (16,721 Shares)	—	187	—	—	—	201	388
Shares Issued Under the Directors’ Stock Plan (554 Shares)	—	14	—	—	—	8	22
Shares Issued Under the Employee Stock Purchase Plan (3,049 Shares)	—	69	—	—	—	37	106
Shares Issued for Dividend Reinvestment Plans (12,447 Shares)	—	284	—	—	—	141	425
Stock-Based Compensation Expense	—	83	—	—	—	—	83
Purchase of Treasury Stock (33,970 Shares)	—	—	—	—	—	(1,176)	(1,176)
Balance at March 31, 2017	$17,943	$271,517	$31,901	$(400)	$(6,680)	$(78,170)	$236,111

Balance at December 31, 2015	$17,421	$250,680	$32,139	$(1,100)	$(7,972)	$(77,197)	$213,971
Net Income	—	—	6,549	—	—	—	6,549
Other Comprehensive Income	—	—	—	—	2,536	—	2,536
Cash Dividends Paid, $.243 per Share [1]	—	—	(3,239)	—	—	—	(3,239)
Stock Options Exercised, Net (23,003 Shares)	—	320	—	—	—	227	547
Shares Issued Under the Employee Stock Purchase Plan (4,400 Shares)	—	69	—	—	—	43	112
Shares Issued for Dividend Reinvestment Plans (16,645 Shares)	—	275	—	—	—	163	438
Stock-Based Compensation Expense	—	74	—	—	—	—	74
Tax Benefit for Disposition of Stock Options	—	21	—	—	—	—	21
Purchase of Treasury Stock (20,105 Shares)	—	—	—	—	—	(527)	(527)
Allocation of ESOP Stock (8,185 Shares)	—	71	—	150	—	—	221
Balance at March 31, 2016	$17,421	$251,510	$35,449	$(950)	$(5,436)	$(77,291)	$220,703

1 Cash dividends paid per share have been adjusted for the September 29, 2016 3.0% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
Cash Flows from Operating Activities:	2017	2016
Net Income	$6,631	$6,549
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	358	401
Depreciation and Amortization	1,524	1,576
Allocation of ESOP Stock	—	221
Loans Originated and Held-for-Sale	(2,186)	(5,802)
Proceeds from the Sale of Loans Held-for-Sale	1,818	5,773
Net Gains on the Sale of Loans	(45)	(180)
Net Losses on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	7	49
Contributions to Retirement Benefit Plans	(165)	(184)
Deferred Income Tax Benefit	(82)	(4)
Shares Issued Under the Directors’ Stock Plan	22	—
Stock-Based Compensation Expense	83	74
Tax Benefit from Exercise of Stock Options	45	—
Net Increase in Other Assets	(886)	(2,983)
Net Increase in Other Liabilities	2,817	4,965
Net Cash Provided By Operating Activities	9,941	10,455
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	—	22
Proceeds from the Maturities and Calls of Securities Available-for-Sale	11,826	17,503
Purchases of Securities Available-for-Sale	(12,324)	(11)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	10,474	9,213
Purchases of Securities Held-to-Maturity	(556)	(4,166)
Net Increase in Loans	(57,637)	(48,973)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	304	218
Purchase of Premises and Equipment	(247)	(303)
Proceeds from the Sale of a Subsidiary, Net	23	23
Net Decrease in Other Investments	4,086	3,690
Net Cash Used By Investing Activities	(44,051)	(22,784)
Cash Flows from Financing Activities:
Net Increase in Deposits	139,990	84,638
Net Decrease in Short-Term Federal Home Loan Bank Borrowings	(91,000)	—
Net Decrease in Short-Term Borrowings	(3,801)	(60,018)
Purchase of Treasury Stock	(1,176)	(527)
Stock Options Exercised, Net	388	547
Shares Issued Under the Employee Stock Purchase Plan	106	112
Tax Benefit from Exercise of Stock Options	—	21
Shares Issued for Dividend Reinvestment Plans	425	438
Cash Dividends Paid	(3,374)	(3,239)
Net Cash Provided By Financing Activities	41,558	21,972
Net Increase in Cash and Cash Equivalents	7,448	9,643
Cash and Cash Equivalents at Beginning of Period	57,355	51,068
Cash and Cash Equivalents at End of Period	$64,803	$60,711

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$1,539	$1,270
Income Taxes	294	726
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	359	254

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2017, December 31, 2016 and March 31, 2016; the results of operations for the three-month period ended March 31, 2017; the consolidated statements of comprehensive income for the three-month period ended March 31, 2017; the changes in stockholders' equity for the three-month periods ended March 31, 2017 and 2016; and the cash flows for the three-month periods ended March 31, 2017 and 2016. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current presentation, including a new requirement to present time deposits with balances greater than $250,000 which were previously presented as balances of $100,000 or greater. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2016, included in Arrow's 2016 Form 10-K.

New Accounting Standards Updates (ASU): Effective January 1, 2017, Arrow adopted FASB accounting standard ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting," which makes several revisions to equity compensation accounting. Under the new guidance all excess tax benefits and deficiencies that occur when an award is exercised or expires are recognized in income tax expense as discrete period items. Previously, these transactions were typically recorded directly within equity. Excess tax benefits are also recognized at the time an award is exercised compared to the previous requirement to delay recognition until the deduction reduces taxes payable. All tax related cash flows recognized on stock-based compensation expense are classified as an operating activity in our consolidated statements of cash flows on a prospective basis. Accordingly, prior periods have not been adjusted. ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur when estimating stock-based compensation expense rather than the previous requirement to estimate forfeitures from inception. Further, ASU 2016-09 permits employers to use a net-settlement feature to withhold taxes on equity compensation awards up to the maximum statutory tax rate without affecting the equity classification of the award. Under previous guidance, withholding of equity awards in excess of the minimum statutory requirement resulted in liability classification for the entire award. The related cash remittance by the employer for employee taxes is treated as a financing activity in the statement of cash slows.
The annual effect of the 2017 tax provision will primarily depend upon the share price of Arrow common stock which affects the probability of exercise of certain stock options and the magnitude of windfalls upon exercise. Income tax benefits from stock options exercised in the period reduced our effective tax rate for the quarter ended March 31, 2017, which resulted in an increase in earnings of less than $45 thousand, representing earnings per share of less than $0.01.
In addition, during 2017, through the date of this report, the FASB issued 8 accounting standards updates. Some of the standards listed below did not have an immediate impact on Arrow, but could in the future.
ASU 2014-09 - Revenue from Contracts with Customers will change revenue recognition guidance under GAAP and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Initially, ASU 2014-09 was effective for Arrow on January 1, 2017; however, in August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date to January 1, 2018. Early adoption is not permitted. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 - Identifying Performance Obligations and Licensing, ASU No. 2016-12 - Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20 - Technical Corrections and Improvements to Top 606 - Revenue from Contract with Customers. We do not expect that the adoption of this change in accounting for revenue will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.
ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" will significantly change the income statement impact of equity investments. For Arrow, the standard is effective for the first quarter of 2018, and will require that equity investments be measured at fair value, with changes in fair value measured in net income. As of March 31, 2017, we hold a $1.1 million cost basis in a small portfolio of equity investments and we do not expect that the adoption of this change in accounting for equity investments will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.
ASU 2016-02 "Leases" will require the recognition of operating leases. For Arrow, the standard becomes effective in the first quarter of 2019. We do not expect that the adoption of this change in accounting for operating leases will have a material impact on our financial position or the results of operations in periods subsequent to its adoption. As of March 31, 2017, we have less than $2.3 million in minimum lease payments for existing operating leases of branch and insurance locations with varying expiration dates from 2017 to 2031.
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

# 8

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
ASU 2017-04 "Intangibles-Goodwill and Other" changes the procedures for evaluating impairment of goodwill. Prior to this Update, entities were required to perform procedures to determine the fair value of the underlying assets and liabilities following the guidance for determining the fair value of assets and liabilities in a business combination. This additional step to impairment testing has been eliminated. Under the amendments in this Update, entities should perform goodwill impairment testing by comparing the fair value of a reporting unit to its carrying value. This amendment should reduce the cost and complexity of evaluating goodwill for impairment. For Arrow, the standard becomes effective in the first quarter of 2019, however, early adoption is permitted. This amendment will not affect our assessment of goodwill impairment since we currently perform the analysis of comparing carrying value to fair value of our reporting units that have goodwill and we have not had to perform a Step 2 Impairment Test to date.
ASU 2017-07 "Compensation-Retirement Benefits" improves the presentation of net periodic pension cost and net periodic post-retirement benefit cost by requiring that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. For Arrow, the standard becomes effective in the first quarter of 2018, however, early adoption is permitted. We do not expect that the adoption of this change in accounting for pension costs will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.
ASU 2017-08 "Receivables—Nonrefundable Fees and Other Costs" amends the amortization period for certain purchased callable debt securities held at a premium. This shortens the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles (GAAP), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. For Arrow, the standard becomes effective in the first quarter of 2019, however, early adoption is permitted as early as the first quarter of 2017. We do not expect that the adoption of this change in accounting for certain callable debt securities will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.

# 9

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at March 31, 2017, December 31, 2016 and March 31, 2016:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
March 31, 2017
Available-For-Sale Securities, at Amortized Cost	$147,012	$25,467	$170,601	$3,501	$1,120	$347,701
Available-For-Sale Securities, at Fair Value	147,231	25,507	169,728	3,298	1,395	347,159
Gross Unrealized Gains	270	40	934	—	275	1,519
Gross Unrealized Losses	52	—	1,806	203	—	2,061
Available-For-Sale Securities, Pledged as Collateral						295,797

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$—	$15,395	$4,226	$2,501	$—	$22,122
From 1 - 5 Years	147,012	9,071	112,712	—	—	268,795
From 5 - 10 Years	—	442	53,662	—	—	54,104
Over 10 Years	—	560	—	1,000	—	1,560

Maturities of Debt Securities, at Fair Value:
Within One Year	$—	$15,398	$4,287	$2,498	$—	$22,183
From 1 - 5 Years	147,231	9,108	112,296	—	—	268,635
From 5 - 10 Years	—	441	53,145	—	—	53,586
Over 10 Years	—	560	—	800	—	1,360

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$42,937	$828	$127,931	$2,498	$—	$174,194
12 Months or Longer	—	—	—	800	—	800
Total	$42,937	$828	$127,931	$3,298	$—	$174,994
Number of Securities in a Continuous Loss Position	11	5	41	4	—	61

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$52	$—	$1,806	$3	$—	$1,861
12 Months or Longer	—	—	—	200	—	200
Total	$52	$—	$1,806	$203	$—	$2,061

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$54,649
US Treasury Obligations, at Fair Value	54,695
US Agency Obligations, at Amortized Cost	92,363
US Agency Obligations, at Fair Value	92,536
US Government Agency Securities, at Amortized Cost			$1,616
US Government Agency Securities, at Fair Value			1,625
Government Sponsored Entity Securities, at Amortized Cost			168,985
Government Sponsored Entity Securities, at Fair Value			168,103

# 10

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
December 31, 2016
Available-For-Sale Securities, at Amortized Cost	$147,110	$27,684	$168,189	$3,512	$1,120	$347,615
Available-For-Sale Securities, at Fair Value	147,377	27,690	167,239	3,308	1,382	346,996
Gross Unrealized Gains	304	24	986	—	262	1,576
Gross Unrealized Losses	37	18	1,936	204	—	2,195
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						262,852

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$70,605	$12,165	$126,825	$500	$—	$210,095
12 Months or Longer	—	7,377	—	2,809	—	10,186
Total	$70,605	$19,542	$126,825	$3,309	$—	$220,281
Number of Securities in a Continuous Loss Position	19	84	40	4	—	147

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$37	$13	$1,936	$1	$—	$1,987
12 Months or Longer	—	5	—	203	—	208
Total	$37	$18	$1,936	$204	$—	$2,195

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$54,701
US Treasury Obligations, at Fair Value	54,706
US Agency Obligations, at Amortized Cost	92,409
US Agency Obligations, at Fair Value	92,671
US Government Agency Securities, at Amortized Cost			$3,694
US Government Agency Securities, at Fair Value			3,724
Government Sponsored Entity Securities, at Amortized Cost			164,495
Government Sponsored Entity Securities, at Fair Value			163,515

# 11

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
March 31, 2016
Available-For-Sale Securities, at Amortized Cost	$155,896	$49,382	$164,905	$11,903	$1,120	$383,206
Available-For-Sale Securities, at Fair Value	157,646	49,543	168,110	11,715	1,233	388,247
Gross Unrealized Gains	1,750	161	3,224	15	113	5,263
Gross Unrealized Losses	—	—	19	203	—	222
Available-For-Sale Securities, Pledged as Collateral						328,123

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$1,766	$10,603	$—	$—	$12,369
12 Months or Longer	—	—	—	1,797	—	1,797
Total	$—	$1,766	$10,603	$1,797	$—	$14,166
Number of Securities in a Continuous Loss Position	—	2	9	1	—	12

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$19	$—	$—	$19
12 Months or Longer	—	—	—	203	—	203
Total	$—	$—	$19	$203	$—	$222

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$155,896
US Agency Obligations, at Fair Value	157,646
US Government Agency Securities, at Amortized Cost			$13,148
US Government Agency Securities, at Fair Value			13,274
Government Sponsored Entity Securities, at Amortized Cost			151,757
Government Sponsored Entity Securities, at Fair Value			154,836

# 12

The following table is the schedule of Held-To-Maturity Securities at March 31, 2017, December 31, 2016 and March 31, 2016:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
March 31, 2017
Held-To-Maturity Securities, at Amortized Cost	$263,642	$71,569	$—	$335,211
Held-To-Maturity Securities, at Fair Value	263,255	71,850	—	335,105
Gross Unrealized Gains	2,410	298	—	2,708
Gross Unrealized Losses	2,796	17	—	2,813
Held-To-Maturity Securities, Pledged as Collateral				316,966

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$29,743	$—	$—	$29,743
From 1 - 5 Years	85,621	64,421	—	150,042
From 5 - 10 Years	144,519	7,148	—	151,667
Over 10 Years	3,758	—	—	3,758

Maturities of Debt Securities, at Fair Value:
Within One Year	$29,788	$—	$—	$29,788
From 1 - 5 Years	87,239	64,647	—	151,886
From 5 - 10 Years	142,472	7,203	—	149,675
Over 10 Years	3,756	—	—	3,756

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$95,450	$7,682	$—	$103,132
12 Months or Longer	657	—	—	657
Total	$96,107	$7,682	$—	$103,789

Number of Securities in a Continuous Loss Position	251	8	—	259

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$2,793	$17	$—	$2,810
12 Months or Longer	3	—	—	3
Total	$2,796	$17	$—	$2,813

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,106
US Government Agency Securities, at Fair Value		3,121
Government Sponsored Entity Securities, at Amortized Cost		68,463
Government Sponsored Entity Securities, at Fair Value		68,729

# 13

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2016
Held-To-Maturity Securities, at Amortized Cost	$268,892	$75,535	$1,000	$345,427
Held-To-Maturity Securities, at Fair Value	267,127	75,624	1,000	343,751
Gross Unrealized Gains	2,058	258	—	2,316
Gross Unrealized Losses	3,823	169	—	3,992
Held-To-Maturity Securities, Pledged as Collateral				321,202

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$107,255	$13,306	$—	$120,561
12 Months or Longer	12,363	—	—	12,363
Total	$119,618	$13,306	$—	$132,924
Number of Securities in a Continuous Loss Position	347	13	—	360

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3,129	$169	$—	$3,298
12 Months or Longer	694	—	—	694
Total	$3,823	$169	$—	$3,992

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,206
US Government Agency Securities, at Fair Value		3,222
Government Sponsored Entity Securities, at Amortized Cost		72,329
Government Sponsored Entity Securities, at Fair Value		72,402

March 31, 2016
Held-To-Maturity Securities, at Amortized Cost	$224,831	$89,453	$1,000	$315,284
Held-To-Maturity Securities, at Fair Value	231,598	91,739	1,000	324,337
Gross Unrealized Gains	6,769	2,292	—	9,061
Gross Unrealized Losses	2	6	—	8
Held-To-Maturity Securities, Pledged as Collateral				299,767

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$648	$3,645	$—	$4,293
12 Months or Longer	658	—	—	658
Total	$1,306	$3,645	$—	$4,951
Number of Securities in a Continuous Loss Position	7	1	—	8

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$6	$—	$6
12 Months or Longer	2	—	—	2
Total	$2	$6	$—	$8

# 14

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
March 31, 2016
Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,674
US Government Agency Securities, at Fair Value		3,794
Government Sponsored Entity Securities, at Amortized Cost		85,779
Government Sponsored Entity Securities, at Fair Value		87,945

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table above because issuers may have the right to call or prepay obligations with, or without, prepayment penalties.
Securities in a continuous loss position, in the tables above for March 31, 2017, December 31, 2016 and March 31, 2016, do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated at least Aaa by Moody's or AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis reflects satisfactory credit worthiness of the municipalities.  Corporate and other debt securities continue to be rated above investment grade according to Moody's and Standard and Poor's. Subsequent to March 31, 2017, and through the date of filing this report, there were no securities downgraded below investment grade.
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

# 15

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of March 31, 2017, December 31, 2016 and March 31, 2016 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers an amortizing loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $896, $483 and $506 as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively, are included in the residential real estate balances for current loans.

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2017
Loans Past Due 30-59 Days	$189	$—	$3,882	$2,021	$6,092
Loans Past Due 60-89 Days	9	—	1,145	684	1,838
Loans Past Due 90 or more Days	120	—	335	835	1,290
Total Loans Past Due	318	—	5,362	3,540	9,220
Current Loans	118,524	435,316	546,601	701,144	1,801,585
Total Loans	$118,842	$435,316	$551,963	$704,684	$1,810,805

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$—	$—
Nonaccrual Loans	144	870	656	2,603	4,273

December 31, 2016
Loans Past Due 30-59 Days	$112	$121	$5,593	$2,368	$8,194
Loans Past Due 60-89 Days	29	—	898	142	1,069
Loans Past Due 90 or more Days	148	—	513	1,975	2,636
Total Loans Past Due	289	121	7,004	4,485	11,899
Current Loans	104,866	431,525	530,357	674,621	1,741,369
Total Loans	$105,155	$431,646	$537,361	$679,106	$1,753,268

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$158	$1,043	$1,201
Nonaccrual Loans	$155	$875	$589	$2,574	4,193

March 31, 2016
Loans Past Due 30-59 Days	$129	$—	$3,503	$1,825	$5,457
Loans Past Due 60-89 Days	6	—	517	29	552
Loans Past Due 90 or more Days	198	1,469	390	2,092	4,149
Total Loans Past Due	333	1,469	4,410	3,946	10,158
Current Loans	105,744	402,376	485,099	619,351	1,612,570
Total Loans	$106,077	$403,845	$489,509	$623,297	$1,622,728

Loans 90 or More Days Past Due and Still Accruing Interest	$13	$—	$42	$497	$552
Nonaccrual Loans	$214	$4,055	$505	$2,671	7,445

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

# 16

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

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
December 31, 2016	$1,017	$5,677	$6,120	$4,198	$—	$17,012
Charge-offs	(16)	—	(254)	—	—	(270)
Recoveries	7	—	109	—	—	116
Provision	(69)	(228)	727	(72)	—	358
March 31, 2017	$939	$5,449	$6,702	$4,126	$—	$17,216

December 31, 2015	$1,827	$4,520	$5,554	$3,790	$347	$16,038
Charge-offs	(40)	—	(160)	(16)	—	(216)
Recoveries	12	—	52	—	—	64
Provision	(362)	430	466	24	(157)	401
March 31, 2016	$1,437	$4,950	$5,912	$3,798	$190	$16,287

# 17

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
March 31, 2017
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$34	$—	$—	$—	$34
Allowance for loan losses - Loans Collectively Evaluated for Impairment	939	5,415	6,702	4,126	—	17,182
Ending Loan Balance - Individually Evaluated for Impairment	—	884	88	1,094	—	2,066
Ending Loan Balance - Collectively Evaluated for Impairment	$118,841	$434,432	$551,876	$703,590	$—	$1,808,739

December 31, 2016				—
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,017	5,677	6,120	4,198	—	17,012
Ending Loan Balance - Individually Evaluated for Impairment	—	890	91	1,098	—	2,079
Ending Loan Balance - Collectively Evaluated for Impairment	$105,155	$430,756	$537,270	$678,008	$—	$1,751,189

March 31, 2016
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$260	$—	$—	$—	$260
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,437	4,690	5,912	3,798	190	16,027
Ending Loan Balance - Individually Evaluated for Impairment	—	4,074	119	642	—	4,835
Ending Loan Balance - Collectively Evaluated for Impairment	$106,077	$399,771	$489,390	$622,655	$—	$1,617,893

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

# 18

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

While not a significant part of the allowance for loan losses methodology, in 2016, we maintained an unallocated portion of the total allowance for loan losses related to the overall level of imprecision inherent in the estimation of the appropriate level of allowance for loan losses.

# 19

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at March 31, 2017, December 31, 2016 and March 31, 2016:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2017
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$109,416	$402,266			$511,682
Special Mention	1,349	2,233			3,582
Substandard	8,077	30,817			38,894
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$551,307	$702,081	$1,253,388
Nonperforming			656	2,603	3,259

December 31, 2016
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$95,722	$396,907			$492,629
Special Mention	1,359	7,008			8,367
Substandard	8,074	27,731			35,805
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$536,614	$675,489	$1,212,103
Nonperforming			747	3,617	4,364

March 31, 2016
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$97,189	$370,739			$467,928
Special Mention	994	15,098			16,092
Substandard	7,894	18,008			25,902
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$488,950	$620,130	$1,109,080
Nonperforming			559	3,167	3,726

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

# 20

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

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2017
Recorded Investment:
With No Related Allowance	$—	$884	$88	$806	$1,778
With a Related Allowance	—	—	—	288	288
Unpaid Principal Balance:
With No Related Allowance	—	884	88	806	1,778
With a Related Allowance	—	—	—	288	288

December 31, 2016
Recorded Investment:
With No Related Allowance	$—	$890	$91	$1,098	$2,079
With a Related Allowance	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	—	890	91	1,098	2,079
With a Related Allowance	—	—	—	—	—

March 31, 2016
Recorded Investment:
With No Related Allowance	$—	$2,371	$119	$642	$3,132
With a Related Allowance	—	1,703	—	—	1,703
Unpaid Principal Balance:
With No Related Allowance	—	2,371	119	642	$3,132
With a Related Allowance	—	1,703	—	—	1,703

For the Quarter Ended:
March 31, 2017
Average Recorded Balance:
With No Related Allowance	$—	$887	$90	$952	$1,929
With a Related Allowance	—	—	—	144	144
Interest Income Recognized:
With No Related Allowance	—	—	1	—	1
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

March 31, 2016
Average Recorded Balance:
With No Related Allowance	$78	$2,372	$117	$644	$3,211
With a Related Allowance	—	852	—	—	852
Interest Income Recognized:
With No Related Allowance	—	9	1	—	10
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

# 21

At March 31, 2017, December 31, 2016 and March 31, 2016, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated. All loans were modified under Arrow's own programs. The principal modification, for all the modifications in the table below, involved payment deferrals.

Loans Modified in Trouble Debt Restructurings During the Period
Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
March 31, 2017
Number of Loans	—	—	2	—	2
Pre-Modification Outstanding Recorded Investment	$—	$—	$15	$—	$15
Post-Modification Outstanding Recorded Investment	—	—	15	—	15
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

March 31, 2016
Number of Loans	—	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	—	—	—	—	—
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

In general, loans requiring modification are restructured to accommodate the projected cashflows of the borrower. No loans modified during the preceding twelve months subsequently defaulted as of March 31, 2017. In addition, no commitments have been made to extend credit to borrowers whose loans have been modified in a troubled debt restructuring.

# 22

Note 4.    GUARANTEES (In Thousands)

The following table presents the balance for standby letters of credit for the periods ended March 31, 2017, December 31, 2016 and March 31, 2016:

Loan Commitments and Letters of Credit
	March 31, 2017	December 31, 2016	March 31, 2016
Notional Amount:
Commitments to Extend Credit	$294,618	$383,586	$284,284
Standby Letters of Credit	3,371	3,445	2,927
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	28	30	22

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at March 31, 2017, December 31, 2016 and March 31, 2016 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit typically range from 1% to 3% of the notional amount.  Fees are collected upfront and are amortized over the life of the commitment. The fair values of Arrow's standby letters of credit at March 31, 2017, December 31, 2016 and March 31, 2016, in the table above, were the same as the carrying amounts.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 23

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three-month period ended March 31, 2017 and 2016:

Schedule of Comprehensive Income
	Three Months Ended March 31,
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
2017
Net Unrealized Securities Holding (Losses) Gains Arising During the Period	$77	$(30)	$47
Amortization of Net Retirement Plan Actuarial Loss	178	(69)	109
Accretion of Net Retirement Plan Prior Service Credit	(3)	1	(2)
Other Comprehensive Income	$252	$(98)	$154

2016
Net Unrealized Securities Holding Gains Arising During the Period	$4,010	$(1,573)	$2,437
Amortization of Net Retirement Plan Actuarial Loss	166	(65)	101
Accretion of Net Retirement Plan Prior Service Credit	(3)	1	(2)
Other Comprehensive Income	$4,173	$(1,637)	$2,536

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Quarter-To-Date periods ended:

December 31, 2016	$(382)	$(5,737)	$(715)	$(6,834)
Other comprehensive income or loss before reclassifications	47	—	—	47
Amounts reclassified from accumulated other comprehensive income	—	109	(2)	107
Net current-period other comprehensive income	47	109	(2)	154
March 31, 2017	$(335)	$(5,628)	$(717)	$(6,680)

December 31, 2015	$629	$(7,893)	$(708)	$(7,972)
Other comprehensive income or loss before reclassifications	2,437	—	—	2,437
Amounts reclassified from accumulated other comprehensive income	—	101	(2)	99
Net current-period other comprehensive income	2,437	101	(2)	2,536
March 31, 2016	$3,066	$(7,792)	$(710)	$(5,436)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 24

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

Amortization of defined benefit pension items:
Prior-service costs	$3	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(178)	(2)	Salaries and Employee Benefits
	(175)		Total before Tax
	68		Provision for Income Taxes
	$(107)		Net of Tax

Total reclassifications for the period	$(107)		Net of Tax

March 31, 2016

Amortization of defined benefit pension items:
Prior-service costs	3	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(166)	(2)	Salaries and Employee Benefits
	(163)		Total before Tax
	64		Provision for Income Taxes
	$(99)		Net of Tax

Total reclassifications for the period	$(99)		Net of Tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

# 25

Note 6.    STOCK BASED COMPENSATION PLANS

Under our 2013 Long-Term Incentive Plan, we granted options in the first quarter of 2017 to purchase shares of our common stock. The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of our grants is expensed over the four year vesting period.
The following table presents a roll-forward of our stock option plans and grants issued during 2017:

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2017	355,651
Granted	54,000
Exercised	(16,721)
Forfeited	—
Outstanding at March 31, 2017	392,930
Exercisable at Period-End	253,784
Vested and Expected to Vest	139,146

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2017	$22.52
Granted	37.20
Exercised	23.22
Forfeited	—
Outstanding at March 31, 2017	24.51
Exercisable at Period-End	21.78
Vested and Expected to Vest	29.49

Grants Issued During 2017 - Weighted Average Information:
Fair Value	$6.44
Fair Value Assumptions:
Dividend Yield	2.72%
Expected Volatility	32.95%
Risk Free Interest Rate	2.25%
Expected Lives (in years)	6.88

The following table presents information on the amounts expensed for the periods ended March 31, 2017 and 2016:

Share-Based Compensation Expense
	For the Three Months Ended March 31,
	2017	2016
Share-Based Compensation Expense	$83	$74

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 26

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three-month periods ended March 31, 2017 and 2016.

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended March 31, 2017:
Service Cost	$350	$10	$37
Interest Cost	350	50	86
Expected Return on Plan Assets	(800)	—	—
Amortization of Prior Service (Credit) Cost	(14)	14	(3)
Amortization of Net Loss	148	30	—
Net Periodic Benefit Cost	$34	$104	$120

Plan Contributions During the Period	$—	$113	$53

For the Three Months Ended March 31, 2016:
Service Cost	$376	$8	$62
Interest Cost	420	58	80
Expected Return on Plan Assets	(826)	—	—
Amortization of Prior Service (Credit) Cost	(14)	14	(3)
Amortization of Net Loss	138	28	—
Net Periodic Benefit Cost	$94	$108	$139

Plan Contributions During the Period	$—	$107	$78

We were not required to make a contribution to our qualified pension plan in 2017, and currently, we do not expect to make additional contributions in 2017. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended March 31, 2017 and 2016.  All share and per share amounts have been adjusted for the September 29, 2016 3% stock dividend.

Earnings Per Share
	Quarterly Period Ended:
	March 31, 2017	March 31, 2016
Earnings Per Share - Basic:
Net Income	$6,631	$6,549
Weighted Average Shares - Basic	13,484	13,343
Earnings Per Share - Basic	$0.49	$0.49

Earnings Per Share - Diluted:
Net Income	$6,631	$6,549
Weighted Average Shares - Basic	13,484	13,343
Dilutive Average Shares Attributable to Stock Options	110	36
Weighted Average Shares - Diluted	13,594	13,379
Earnings Per Share - Diluted	$0.49	$0.49

# 27

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2017, December 31, 2016 and March 31, 2016 were securities available-for-sale. Arrow held no securities or liabilities for trading on such dates.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
March 31, 2017
Securities Available-for Sale:
U.S. Government & Agency Obligations	$147,231	$54,695	$92,536	$—
State and Municipal Obligations	25,507	—	25,507	—
Mortgage-Backed Securities - Residential	169,728	—	169,728	—
Corporate and Other Debt Securities	3,298	—	3,298	—
Mutual Funds and Equity Securities	1,395	—	1,395	—
Total Securities Available-for-Sale	$347,159	$54,695	$292,464	$—
December 31, 2016
Securities Available-for Sale:
U.S. Government & Agency Obligations	$147,377	$54,706	$92,671	$—
State and Municipal Obligations	27,690	—	27,690	—
Mortgage-Backed Securities - Residential	167,239	—	167,239	—
Corporate and Other Debt Securities	3,308	—	3,308	—
Mutual Funds and Equity Securities	1,382	—	1,382	—
Total Securities Available-for Sale	$346,996	$54,706	$292,290	$—
March 31, 2016
Securities Available-for Sale:
U.S. Government & Agency Obligations	$157,646	$—	$157,646	$—
State and Municipal Obligations	49,543	—	49,543	—
Mortgage-Backed Securities - Residential	168,110	—	168,110	—
Corporate and Other Debt Securities	11,715	—	11,715	—
Mutual Funds and Equity Securities	1,233	—	1,233	—
Total Securities Available-for Sale	$388,247	$—	$388,247	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
March 31, 2017
Collateral Dependent Impaired Loans	$288	$—	$—	$288	$(34)
Other Real Estate Owned and Repossessed Assets, Net	1,734	—	—	1,734	(500)
December 31, 2016
Collateral Dependent Impaired Loans	$—	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	$1,686	$—	—	1,686	$(587)
March 31, 2016
Collateral Dependent Impaired Loans	$1,703	$—	$—	$1,703	$(260)
Other Real Estate Owned and Repossessed Assets, Net	2,011	—	—	2,011	(784)

# 28

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016.

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans. The fair value of underlying collateral is generally determined through independent appraisals, which generally include various Level 3 inputs which are not identifiable. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 15% to 25%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at March 31, 2017, December 31, 2016 and March 31, 2016.

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

# 29

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Cash and Cash Equivalents	$64,803	$64,803	$64,803	$—	$—
Securities Available-for-Sale	347,159	347,159	54,695	292,464	—
Securities Held-to-Maturity	335,211	335,105	—	335,105	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,826	6,826	6,826	—	—
Net Loans	1,793,589	1,773,895	—	—	1,773,895
Accrued Interest Receivable	7,530	7,530	7,530	—	—
Deposits	2,256,536	2,248,066	2,058,301	189,765	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	32,035	32,035	32,035	—	—
Federal Home Loan Bank Overnight Advances	32,000	32,000	32,000	—	—
Federal Home Loan Bank Term Advances	55,000	55,130	—	55,130	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	240	240	240	—	—

December 31, 2016
Cash and Cash Equivalents	$57,355	$57,355	$57,355	$—	$—
Securities Available-for-Sale	346,996	346,996	54,706	292,290	—
Securities Held-to-Maturity	345,427	343,751	—	343,751	—
Federal Home Loan Bank and Federal Reserve Bank Stock	10,912	10,912	10,912	—	—
Net Loans	1,736,256	1,720,078	—	—	1,720,078
Accrued Interest Receivable	6,684	6,684	6,684	—	—
Deposits	2,116,546	2,109,557	1,917,233	192,324	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	35,836	35,836	35,836	—	—
Federal Home Loan Bank Overnight Advances	123,000	123,000	123,000	—	—
Federal Home Loan Bank Term Advances	55,000	55,118	—	55,118	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	247	247	247	—	—

March 31, 2016
Cash and Cash Equivalents	$60,711	$60,711	$60,711	$—	$—
Securities Available-for-Sale	388,247	388,247	—	388,247	—
Securities Held-to-Maturity	315,284	324,337	—	324,337	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,149	5,149	5,149	—	—
Net Loans	1,606,441	1,613,221	—	—	1,613,221
Accrued Interest Receivable	7,156	7,156	7,156	—	—
Deposits	2,115,061	2,109,546	1,925,905	183,641	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	45,155	45,155	45,155	—	—
Federal Home Loan Bank Term Advances	55,000	56,630	—	56,630	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	227	227	227	—	—

# 30

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

# 31

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Arrow Financial Corporation:

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of March 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Albany, New York
May 9, 2017

# 32

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2017

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 327 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2016 (the most recent such Report currently available), and peer group data contained herein has been derived from such Report.

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

Examples of Forward-Looking Statements:
Topic	Page	Location
Future compliance with regulatory capital standards	39	First paragraph under "Regulatory Capital and Increase in Stockholders' Equity"
VISA	40	"VISA Class B Common Stock"
Impact of market rate structure on net interest margin, loan yields and deposit rates	44	All paragraphs under "Quarterly Taxable Equivalent Yield on Loans"
Impact of market rate structure on net interest margin, loan yields and deposit rates	55	Last paragraph under "Quantitative and Qualitative Disclosures about Market Risk
Future level of residential real estate loans	44	Both paragraphs under "Residential Real Estate Loans"
Future level of indirect consumer loans	44	Last paragraph under "Consumer Loans"
Future level of commercial loans	44	Third paragraph under "Commercial Loans, and Commercial Real Estate Loans"
Impact of changes in mortgage rates	46	Paragraph under "Investment Sales, Purchases and Maturities"
Provision for loan losses	47	First paragraph in section
Future level of nonperforming assets	47	Last four paragraphs under "Risk Elements"
Liquidity	50	Last paragraph under "LIQUIDITY"
Fees for other services to customers	53	Second paragraph under "Noninterest Income"

# 33

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

d.
significant changes in banking, corporate income tax, or other laws and regulations, including both enactment of new legal or regulatory measures (e.g., the Dodd-Frank Act) or the modification or elimination of pre-existing measures;

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

Readers are cautioned not to place undue reliance on forward-looking statements in this Report, which speak only as of the date hereof. We undertake no general obligation to revise or update the forward-looking statements contained in this Report to reflect the occurrence of unanticipated events at any point in the future. This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, as well as disclosures based on that tabular presentation, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total.  This adjustment is considered helpful in comparing the financial institution's net interest income (before tax) to that of another institution or in analyzing the institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt securities, or from the fact that even a single institution may significantly alter over time the proportion of its own portfolio that is invested in tax-exempt obligations.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income (before tax) to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution and/or to better demonstrate a single institution’s performance over time. We follow these practices.

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and noninterest income.  Net interest income as utilized in calculating the efficiency ratio is typically the same as the net interest income presented in Selected Financial Information table discussed in the preceding paragraph, i.e., it is expressed on a tax-equivalent basis.  Moreover, many financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain recurring component elements of income and expense, such as intangible asset amortization (which is included in noninterest expense under GAAP but may be excluded therefrom for purposes of calculating the efficiency ratio) and securities gains or losses (which are reflected in the calculation of noninterest income under GAAP but may be excluded therefrom for purposes of calculating the efficiency ratio).  We make these adjustments.

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

# 34

Adjustments for Certain Items of Income or Expense:  In addition to our regular utilization in our public filings and disclosures of the various non-GAAP measures commonly utilized by financial institutions discussed above, we also may elect from time to time, in connection with our presentation of various financial measures prepared in accordance with GAAP, such as net income, earnings per share (i.e. EPS), return on average assets (i.e. ROA), and return on average equity (i.e. ROE), to provide as well certain comparative disclosures that adjust these GAAP financial measures, typically by removing therefrom the impact of certain transactions or other material items of income or expense that are unusual or unlikely to be repeated.  We do so only if we believe that provision of the resulting non-GAAP financial measures may improve the average investor's understanding of our results of operations by separating out items that have a disproportional positive or negative impact on the particular period in question or by otherwise permitting a better comparison from period-to-period in our results of operations with respect to our fundamental lines of business, including the commercial banking business.
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

# 35

Arrow Financial Corporation Selected Quarterly Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Net Income	$6,631	$6,600	$6,738	$6,647	$6,549
Transactions Recorded in Net Income (Net of Tax):
Net Gain (Loss) on Securities Transactions	—	(101)	—	88	—

Share and Per Share Data:(1)
Period End Shares Outstanding	13,481	13,483	13,426	13,388	13,361
Basic Average Shares Outstanding	13,484	13,441	13,407	13,372	13,343
Diluted Average Shares Outstanding	13,594	13,565	13,497	13,429	13,379
Basic Earnings Per Share	$0.49	$0.49	$0.50	$0.50	$0.49
Diluted Earnings Per Share	0.49	0.49	0.50	0.49	0.49
Cash Dividend Per Share	0.250	0.250	0.243	0.243	0.243

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	23,565	34,731	21,635	22,195	21,166
Investment Securities	695,615	684,906	696,712	701,526	716,523
Loans	1,781,113	1,726,738	1,680,850	1,649,401	1,595,018
Deposits	2,161,798	2,160,156	2,063,832	2,082,449	2,069,964
Other Borrowed Funds	205,436	157,044	209,946	165,853	143,274
Shareholders’ Equity	235,257	230,198	228,048	223,234	218,307
Total Assets	2,626,470	2,572,425	2,528,124	2,496,795	2,456,431
Return on Average Assets, annualized	1.02%	1.02%	1.06%	1.07%	1.07%
Return on Average Equity, annualized	11.43%	11.41%	11.75%	11.98%	12.07%
Return on Tangible Equity, annualized (2)	12.76%	12.77%	13.18%	13.47%	13.62%
Average Earning Assets	2,500,293	2,446,375	2,399,197	2,373,122	2,332,707
Average Paying Liabilities	1,977,628	1,933,974	1,892,583	1,891,017	1,867,455
Interest Income, Tax-Equivalent (3)	20,945	20,709	20,222	20,154	19,549
Interest Expense	1,536	1,404	1,405	1,284	1,263
Net Interest Income, Tax-Equivalent (3)	19,409	19,305	18,817	18,870	18,286
Tax-Equivalent Adjustment (3)	948	939	940	917	923
Net Interest Margin, annualized (3)	3.15%	3.14%	3.12%	3.20%	3.15%

Efficiency Ratio Calculation: (4)
Noninterest Expense	$15,475	$15,272	$15,082	$14,884	$14,370
Less: Intangible Asset Amortization	71	73	74	74	75
Net Noninterest Expense	15,404	15,199	15,008	14,810	14,295
Net Interest Income, Tax-Equivalent (3)	19,409	19,305	18,817	18,870	18,286
Noninterest Income	6,695	6,648	7,114	7,194	6,875
Less: Net Securities Gain (Loss)	—	(166)	—	144	—
Net Gross Income	26,104	26,119	25,931	25,920	25,161
Efficiency Ratio (Non-GAAP)	59.01%	58.19%	57.88%	57.14%	56.81%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$236,111	$232,852	$229,208	$225,373	$220,703
Book Value per Share (1)	17.51	17.27	17.07	16.83	16.52
Goodwill and Other Intangible Assets, net	24,448	24,569	24,675	24,758	24,872
Tangible Book Value per Share (1,2)	15.70	15.45	15.23	14.98	14.66

Capital Ratios:(5)
Tier 1 Leverage Ratio	9.37%	9.47%	9.44%	9.37%	9.36%
Common Equity Tier 1 Capital Ratio	12.84%	12.97%	12.80%	12.74%	12.84%
Tier 1 Risk-Based Capital Ratio	13.99%	14.14%	13.98%	13.95%	14.08%
Total Risk-Based Capital Ratio	14.98%	15.15%	14.99%	14.96%	15.09%

Assets Under Trust Administration and Investment Management	$1,333,690	$1,301,408	$1,284,051	$1,250,770	$1,231,237

# 36

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 29, 2016, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 34.

		3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
	Total Stockholders' Equity (GAAP)	$236,111	$232,852	$229,208	$225,373	$220,703
	Less: Goodwill and Other Intangible assets, net	24,448	24,569	24,675	24,758	24,872
	Tangible Equity (Non-GAAP)	$211,663	$208,283	$204,533	$200,615	$195,831

	Period End Shares Outstanding	13,481	13,483	13,426	13,388	13,361
	Tangible Book Value per Share (Non-GAAP)	$15.70	$15.45	$15.23	$14.98	$14.66
	Net Income	6,631	6,600	6,738	6,647	6,549
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	12.76%	12.77%	13.18%	13.47%	13.62%
3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 34.

		3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
	Interest Income (GAAP)	$19,997	$19,770	$19,282	$19,237	$18,626
	Add: Tax-Equivalent adjustment (Non-GAAP)	948	939	940	917	923
	Interest Income - Tax Equivalent (Non-GAAP)	$20,945	$20,709	$20,222	$20,154	$19,549
	Net Interest Income (GAAP)	$18,461	$18,366	$17,877	$17,953	$17,363
	Add: Tax-Equivalent adjustment (Non-GAAP)	948	939	940	917	923
	Net Interest Income - Tax Equivalent (Non-GAAP)	$19,409	$19,305	$18,817	$18,870	$18,286
	Average Earning Assets	$2,500,293	$2,446,375	$2,399,197	$2,373,122	$2,332,707
	Net Interest Margin (Non-GAAP)*	3.15%	3.14%	3.12%	3.20%	3.15%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. We believe the efficiency ratio provides investors with information that is useful in understanding our financial performance. We define our efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 34.

5.
For the recently-completed quarter, all of the regulatory capital ratios in the table on page 36 and the table in this Note 5, below, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. The Common Equity Tier 1 Capital Ratio (CET1 Ratio) of Arrow as of 3/31/2017 that is listed in the tables (i.e., 12.84%) not only exceeds the currently required minimum CET1 Ratio (including Conservation Buffer) of 5.750%, but also exceeds the minimum CET1 Ratio that will be required when the Conservation Buffer is fully phased-in, on January 1, 2019, of 7.00% (including the ultimate required Conservation Buffer of 2.50%).

		3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
	Total Risk Weighted Assets	$1,747,318	$1,707,829	$1,690,646	$1,662,381	$1,617,957
	Common Equity Tier 1 Capital	224,369	221,472	216,382	211,801	207,777
	Common Equity Tier 1 Capital Ratio	12.84%	12.97%	12.80%	12.74%	12.84%

     * Quarterly ratios have been annualized

# 37

Average Consolidated Balance Sheets and Net Interest Income Analysis
(see “Use of Non-GAAP Financial Measures” on page 34)
(Fully Taxable Basis using a marginal tax rate of 35%)
(Dollars In Thousands)

Quarter Ended March 31:	2017			2016
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$23,565	$60	1.03%	$21,166	$32	0.61%
Investment Securities:
Fully Taxable	405,467	1,994	1.99	446,046	2,090	1.88
Exempt from Federal Taxes	290,148	2,361	3.30	270,477	2,269	3.37
Loans	1,781,113	16,530	3.76	1,595,018	15,158	3.82
Total Earning Assets	2,500,293	20,945	3.40	2,332,707	19,549	3.37
Allowance for Loan Losses	(16,976)			(16,007)
Cash and Due From Banks	35,525			30,787
Other Assets	107,628			108,944
Total Assets	$2,626,470			$2,456,431
Deposits:
Interest-Bearing Checking Accounts	$894,911	331	0.15	$929,898	310	0.13
Savings Deposits	677,662	291	0.17	604,151	222	0.15
Time Deposits of $250,000 or More	33,758	55	0.66	60,085	87	0.58
Other Time Deposits	165,861	228	0.56	130,047	169	0.52
Total Interest-Bearing Deposits	1,772,192	905	0.21	1,724,181	788	0.18
Short-Term Borrowings	130,436	211	0.66	68,274	71	0.42
FHLBNY Term Advances and Other Long-Term Debt	75,000	420	2.27	75,000	404	2.17
Total Interest-Bearing Liabilities	1,977,628	1,536	0.31	1,867,455	1,263	0.27
Demand Deposits	389,606			345,783
Other Liabilities	23,979			24,886
Total Liabilities	2,391,213			2,238,124
Stockholders’ Equity	235,257			218,307
Total Liabilities and Stockholders’ Equity	$2,626,470			$2,456,431
Net Interest Income (Tax-equivalent Basis) (Non-GAAP) (1)		19,409			18,286
Reversal of Tax Equivalent Adjustment		(948)	(0.15)%		(923)	(0.16)%
Net Interest Income		$18,461			$17,363
Net Interest Spread (Non-GAAP) (1)			3.09%			3.10%
Net Interest Margin (Non-GAAP) (1)			3.15%			3.15%

1 See Note 3 on p. 37

# 38

OVERVIEW
We reported net income for the first quarter of 2017 of $6.6 million, an increase of $82 thousand, or 1.3%, over our net income for the first quarter of 2016. Diluted earnings per share (EPS) for the quarter were $0.49, unchanged from the EPS of $0.49 reported for the first quarter of 2016. Return on average equity (ROE) for the first quarter of 2017 continued to be strong at 11.43%, down from an ROE of 12.07% for the quarter ended March 31, 2016. Return on average assets (ROA) for the 2017 first quarter was 1.02%, a decrease from an ROA of 1.07% for the quarter ended March 31, 2016. Tax-equivalent net interest income (a non-GAAP measure) increased between the respective quarters by approximately 6.1%, while average earning assets increased by 7.2%. Total loans increased between the respective period ends by $188.1 million, or 11.6% while investment securities decreased by $21.2 million or 3.0%. Salaries and employee benefits expenses increased by 10.9% in the first quarter of 2017 compared to the 2016 quarter, due in large part to increased staffing levels as we expanded in our southern market area, but also reflecting normal salary increases and increases in medical claims under our health benefit plans. Total assets were $2.66 billion at March 31, 2017, which represented an increase of $51.1 million, or 2.0%, from the level at December 31, 2016, and an increase of $177.5 million, or 7.2%, from the March 31, 2016 level.
The changes in net income, net interest income and net interest margin between the three-month periods are more fully described under the heading "RESULTS OF OPERATIONS," beginning on page 58.
Stockholders’ equity was $236.1 million at March 31, 2017, an increase of $3.3 million, or 1.4%, from the December 31, 2016 level of $232.9 million, and an increase of $15.4 million, or 7.0%, from the prior year level (representing, in each case, approximately the same rate of growth as the growth in total assets for the period). The components of the change in stockholders’ equity since year-end 2016 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
Regulatory Capital and Increase in Stockholders' Equity: At March 31, 2017, we exceeded by a substantial amount all required minimum capital ratios under the new bank regulatory capital rules at both the holding company and bank levels. At that date, both of our banks, as well as our holding company, continued to qualify as "well-capitalized" under the recently revised capital classification guidelines that became effective contemporaneously with the new bank regulatory capital rules in 2015. Because of our continued profitability and strong asset quality, our regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present. As a result of the Dodd-Frank Act, however, required minimum regulatory capital levels for insured banks and their parent holding companies will continue to increase, as a percentage of risk-based assets in the upcoming years through 2019.
At March 31, 2017, our book value per share was $17.51, up by 6.0% over the year earlier level, and our tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $15.70, an increase of $1.04, or 7.1%, over the level as of March 31, 2016. See the disclosure on page 34 related to our use of non-GAAP financial measures generally, and tangible book value, specifically. In the first quarter, total shareholders' equity increased by 1.4% and our total book value per share also increased by 1.4%. The increase in stockholders' equity over the first three months of 2017 principally reflected the following factors: (i) $6.6 million of net income for the period and (ii) issuance of $1.0 million of common stock through our employee benefit and dividend reinvestment plans; reduced by (iii) cash dividends of $3.4 million; and (iv) repurchases of our own common stock, much of it in connection with our approved treasury stock repurchase plan, of $1.2 million. As of March 31, 2017, our closing stock price was $33.90, representing a trading multiple of 2.16 to our tangible book value. As adjusted for a 3.0% stock dividend distributed September 29, 2016, the Company paid a quarterly cash dividend of $0.243 per share for each of the first three quarters of 2016, and a cash dividend of $0.25 per share for the last quarter of 2016 and the first quarter of 2017.

Loan Quality: Our net charge-offs for the first quarter of 2017 were $154 thousand as compared to $152 thousand for the comparable 2016 quarter. Our ratio of net charge-offs to average loans (annualized) was 0.04% for the first quarter of 2017 compared to 0.04% for the first quarter of 2016. Our peer group's weighted average ratio of net charge-offs to average loans was 0.10% for the year ended December 31, 2016. See page 33 for a discussion of our peer group. At March 31, 2017, our allowance for loan losses was $17.2 million representing 0.95% of total loans, down 2 basis points from the December 31, 2016 ratio. We believe this allowance is appropriate and reflects the continuing strong credit quality in the loan portfolio.
Nonperforming loans were $4.4 million at March 31, 2017, representing 0.24% of period-end loans, a decrease of 26 basis points from our year-earlier ratio. The majority of this change resulted from a decrease in nonaccrual loans from 2016 to 2017 due to a transfer of one loan to other real estate owned and a loan payoff. By way of comparison, the weighted average ratio for our peer group was 0.79% at December 31, 2016, which was a considerable improvement from the peer group's ratios at earlier year-ends but still considerably higher than ours on such date.

Loan Segments: During the first three months of 2017, we experienced increases in outstanding balances in each of the largest segments of our loan portfolio, without any significant deterioration in our credit quality. During the quarter, our total loans grew by $57.5 million, or 3.3%. The largest portion of such increase in dollar terms was in residential real estate loans, which expanded by $25.6 million, or 3.8%. The largest percentage increase was in our commercial loan portfolio, which grew by $13.7 million, or 13.0%.

Commercial Loans: These loans comprised 6.6% of our loan portfolio at period-end. The business sector in our service area, including small- and mid-sized business with headquarters in the area, continued to be in reasonably good financial condition at period-end, and some lines of business appear to be experiencing modest improvement during the year.
Commercial Real Estate Loans: These loans comprised 24.0% of our loan portfolio at period-end. Commercial property values in our region have remained stable in recent periods. We update the appraisals on our nonperforming and watched CRE

# 39

loan properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.
Consumer Loans: These loans (primarily automobile loans) comprised 30.5% of our loan portfolio at period-end. Consumer automobile loans at March 31, 2017, were $545 million, or 98.7% of this portfolio segment. In the first three months of 2017, we did not experience any significant increase in our delinquency rate or in the percentage of nonperforming loans in this segment.
Residential Real Estate Loans: These loans, including home equity loans, made up 38.9% of our portfolio at period-end. The residential real estate market in our service area has been stable in recent periods. During the first three months of 2017, refinancings of our own loans represented about 24% of our total originations. We originated nearly all of the residential real estate loans currently held in our portfolio and apply conservative underwriting standards to our originations. We typically sell a portion, sometimes a significant portion, of our residential real estate mortgage originations to the secondary market, although our sales of originations as a percentage of our total originations have diminished somewhat in recent periods.

Liquidity and Access to Credit Markets: We have not experienced any liquidity problems or special concerns thus far in 2017, nor did we in any prior years back to and during the financial crisis. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed significantly in recent periods (see our general liquidity discussion on page 50). Historically, we have principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (our main liability-based sources are overnight borrowing arrangements with our correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). We regularly perform a liquidity stress test and periodically test our contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.

Visa Class B Common Stock: We, like other former Visa member banks, bear some indirect contingent liability for Visa's future liability on such claims to the extent that Visa's liability might exceed the remaining escrow amount. In light of the current state of covered litigation at Visa, which is winding down, as well as the substantial remaining dollar amounts in Visa's escrow fund, we determined that the balance that Visa maintains in its escrow fund is substantially sufficient to satisfy Visa's remaining direct liability to such claims without further resort to the contingent liability of the former Visa member banks such as ours. At March 31, 2017, the Company held 45,686 shares of Visa Class B common stock. There continue to be restrictions remaining on Visa Class B shares held by us. We continue not to recognize any economic value for these shares.

# 40

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	March 31, 2017	December 31, 2016	March 31, 2016	From December	From March	From December	From March
Interest-Bearing Bank Balances	$14,645	$14,331	$30,048	$314	$(15,403)	2.2%	(51.3)%
Securities Available-for-Sale	347,159	346,996	388,247	163	(41,088)	—%	(10.6)%
Securities Held-to-Maturity	335,211	345,427	315,284	(10,216)	19,927	(3.0)%	6.3%
Loans (1)	1,810,805	1,753,268	1,622,728	57,537	188,077	3.3%	11.6%
Allowance for Loan Losses	17,216	17,012	16,287	204	929	1.2%	5.7%
Earning Assets (1)	2,514,646	2,470,934	2,361,456	43,712	153,190	1.8%	6.5%
Total Assets	$2,656,386	$2,605,242	$2,478,871	$51,144	$177,515	2.0%	7.2%
Demand Deposits	$402,506	$387,280	$352,624	$15,226	$49,882	3.9%	14.1%
Interest-Bearing Checking Accounts	959,170	877,988	962,103	81,182	(2,933)	9.2%	(0.3)%
Savings Deposits	696,625	651,965	611,178	44,660	85,447	6.9%	14.0%
Time Deposits over $250,000	30,993	32,878	21,677	(1,885)	9,316	(5.7)%	43.0%
Other Time Deposits	167,242	166,435	167,479	807	(237)	0.5%	(0.1)%
Total Deposits	$2,256,536	$2,116,546	$2,115,061	$139,990	$141,475	6.6%	6.7%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$32,035	$35,836	$45,155	$(3,801)	$(13,120)	(10.6)%	(29.1)%
FHLB Advances - Overnight	32,000	123,000	—	(91,000)	32,000	(74.0)%	—%
FHLB Advances - Term	55,000	55,000	55,000	—	—	—%	—%
Stockholders' Equity	236,111	232,852	220,703	3,259	15,408	1.4%	7.0%
(1) Includes Nonaccrual Loans

Municipal Deposits: Fluctuations in balances of our interest-bearing checking and savings accounts and time deposits greater than $250,000 are largely the result of municipal deposit fluctuations.  Municipal deposits on average represent 28% to 34% of our total deposits. Municipal deposits are typically placed in interest-bearing checking and savings accounts, as well as time deposits of short duration.
In general, there is a seasonal pattern to municipal deposits which dip to a low point in August each year.  Account balances tend to increase throughout the fall and into early winter from tax deposits, flatten out after the beginning of the ensuing calendar year, and increase again at the end of March from the electronic deposit of NYS Aid payments to school districts.  In addition to these seasonal fluctuations within types of accounts, the overall level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in and out of our banks due to competitive factors.  Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter. Competition for municipal deposits from non-banking entities has increased and led to a decline in the deposits maintained in interest bearing checking accounts.
If in the future, interest rates begin to rise significantly or the competition for municipal deposits otherwise becomes more intense, we may experience either or both of these adverse developments, i.e., a sustained decrease in municipal deposit levels and/or an elevation in the rates we are forced to pay on such deposits above our normal rates.
Changes in Sources of Funds: Our total deposits increased $140.0 million, or 6.6%, from December 31, 2016 to March 31, 2017. While our municipal deposits increased 15% during the period, from the receipt of NYS Aid payments, our consumer and business deposit balances increased by 3.0%. While most of our significant loan growth during the first quarter was funded by our increase in deposits, we also use as necessary one or more of our alternate sources of funds, including overnight and term advances from the FHLB. . At March 31, 2017, our overnight advances from the FHLB were $32 million, down substantially from the 2016 year end balance of $123 million. We had no FHLB overnight advances on March 31, 2016. At March 31, 2017, our term advances from the FHLB were $55.0 million, unchanged from both our year-end 2016 balance and our March 31, 2016 balance.
Changes in Earning Assets: Our loan portfolio at March 31, 2017, was $1.81 billion, up by $57.5 million, or 3.3%, from the December 31, 2016 level and up by $188.1 million, or 11.6%, from the March 31, 2016 level. We experienced the following trends in our four largest segments:

1.
Commercial loans. This segment of our portfolio increased significantly by $13.7 million, or 13.0%, during the first three months of 2017, representing the impact of a steady demand for such loans during the period.

2. Commercial real estate loans. This segment of our portfolio increased by $3.7 million, or 0.9%, during the first three months of 2017, representing the continued strong demand for such loans offset in part by a few large payoffs during the period.

3.
Consumer loans (primarily automobile loans through indirect lending). As of March 31, 2017, these loans, primarily auto loans, had increased by $14.6 million, or 2.7%, from the December 31, 2016 balance, reflecting a continuation of strong demand for new and used vehicles region-wide and an expansion of our dealer network for indirect lending.

4. Residential real estate loans. This segment increased during the first three months of 2017, by $25.6 million, or 3.8%. As in prior periods, we elected to sell a portion of the residential mortgage loans we originated during the period to Freddie Mac. However, our gross originations were down slightly during the period, compared to the comparable 2016 period, and we retained a higher percentage

# 41

of our originations than in the year earlier period. Nevertheless, demand for new mortgage loans remained strong throughout the first quarter, reflecting continuing low rates and a stable local economy with low unemployment.

Most of our incoming cash flows during the first three months of 2017 came from increased deposit balances (some of which were seasonal). We used these positive cash-flows as well as loan amortization payments principally to fund our loan growth and to pay down overnight FHLB borrowings during the period. Most of the cash flows from our investment securities portfolio was redeployed back into that portfolio; our portfolio decreased slightly between December 31, 2016 and March 31, 2017, by $8.4 million, or 1.2%.

Deposit Trends
The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The principal change in deposit balances over the period was the steady increase in demand deposits and savings deposits, with net growth in time deposits over $250,000 from March 31, 2016 to March 31, 2017. The volatility in these balances is mainly due to fluctuations in municipal deposits. After and initial decrease in balances from March 31, 2016 to June 30, 2016, other time deposits were fairly stable through March 31, 2017. If and to the extent that interest rates, and corresponding deposit rates, across all maturities, begin to increase in future periods from their current still very low rates (a development that continues to be forecast by many financial commentators as a result of Federal Reserve's current rate rise program), we would expect these trends to change, as depositors shift back to higher-rate, longer term deposits, putting heightened pressure on our net interest margin from the liability side.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Demand Deposits	$389,606	$383,226	$381,195	$357,285	$345,783
Interest-Bearing Checking Accounts	894,911	921,971	869,439	928,904	929,898
Savings Deposits	677,662	649,928	607,850	602,625	604,151
Time Deposits over $250,000	33,758	39,058	41,267	29,487	20,897
Other Time Deposits	165,861	165,973	164,081	164,148	169,235
Total Deposits	$2,161,798	$2,160,156	$2,063,832	$2,082,449	$2,069,964

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Demand Deposits	18.0%	17.7%	18.5%	17.2%	16.7%
Interest-Bearing Checking Accounts	41.4%	42.7%	42.1%	44.6%	44.9%
Savings Deposits	31.3%	30.1%	29.4%	28.9%	29.2%
Time Deposits over $250,000	1.6%	1.8%	2.0%	1.4%	1.0%
Other Time Deposits	7.7%	7.7%	8.0%	7.9%	8.2%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.15	0.15	0.15	0.13	0.13
Savings Deposits	0.17	0.16	0.15	0.15	0.15
Time Deposits over $250,000	0.66	0.55	0.59	0.67	0.42
Other Time Deposits	0.56	0.60	0.56	0.51	0.56
Total Deposits	0.17	0.16	0.16	0.15	0.15

During the quarter ended March 31, 2017, average costs paid by us on deposits generally and on most deposit categories increased slightly due to certain deposit customers shifting funds to higher rate deposit products. In addition, we have increased our rates on promotional time deposits over $250,000. This shift may represent merely the beginning of a general increase in deposit rates for banks in response to the program initiated by the Federal Reserve in late 2015 to drive up short term rates in the U.S. economy through a series of gradual rate increases. Given the uncertainty surrounding the future of interest rates, we are unable to predict at this time what the short- or long-term effect of the Federal Reserve’s rate increase program may be.

Non-Deposit Sources of Funds

# 42

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
We no longer rely on TRUPs as a source of new funds. As a result of the Dodd-Frank Act and its removal of Tier 1 regulatory capital treatment for TRUPs issued after the Act's grandfathering date, we like all insured financial institutions of our size or larger have not issued any TRUPs since that date and are not likely to issue any TRUPs in the future. However, consistent with the grandfathering provision in Dodd-Frank, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on our consolidated balance sheet as of March 31, 2017 (i.e., our previously issues TRUPS) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed, as is further discussed under “Capital Resources” beginning on page 48 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if any of certain other unanticipated but negative events should occur, such as any adverse change in tax laws that might deny the Company the ability to deduct interest paid on these obligations for federal income tax purposes.

Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type. For purposes of the following tables only, we have broken out Home Equity loans from Residential Real Estate loans (they are otherwise included in a single category in this Report) and similarly we have broken out Other Consumer Loans from Consumer Loans--Automobile (again, these are otherwise reported as a single category in this Report). We have also combined Commercial Loans and Commercial Real Estate Loans into a single category (they are treated as separate categories in other sections of this Report). Over the last five quarters, the average balances for all of the below-listed categories of loans have steadily and significantly increased, except for "Other Consumer Loans" (i.e., non-automobile consumer loans), which represent only a very small portion (1.6%) of the total portfolio.

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Commercial and Commercial Real Estate	$541,187	$532,456	$524,523	$519,775	$502,392
Residential Real Estate	518,263	490,427	470,865	462,253	451,330
Home Equity	135,910	135,939	133,009	131,513	130,227
Consumer Loans (1)	585,753	567,916	552,454	535,860	511,069
Total Loans	$1,781,113	$1,726,738	$1,680,851	$1,649,401	$1,595,018

Percentage of Total Quarterly Average Loans

	Quarter Ended
	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Commercial and Commercial Real Estate	30.4%	30.8%	31.2%	31.5%	31.5%
Residential Real Estate	29.1%	28.4%	28.0%	28.0%	28.3%
Home Equity	7.6%	7.9%	7.9%	8.0%	8.2%
Consumer Loans (1)	32.9%	32.9%	32.9%	32.5%	32.0%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise included by us as part of our residential real estate loans in this Report.

Maintenance of High Quality in the Loan Portfolio: We did not at any point during this period experience any material weakening in the quality of our loan portfolio or any segment thereof. In general, we have historically underwritten our residential real estate loans to secondary market standards for prime loans and have not engaged in subprime mortgage lending as a business line. Similarly, we have historically applied high underwriting standards in our commercial and commercial real estate lending operations and generally in our indirect (automobile) lending program as well. We have occasionally made loans, including indirect loans, to borrowers having FICO scores below the highest credit quality classifications, where special circumstances such as competitive considerations have led us to conclude it was appropriate to do so, with suitable protections against any enhanced perceived risk in such loans. In recent periods, we also have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising 38.9% of the entire portfolio at March 31, 2017), eclipsing both our commercial and commercial real estate loans, which represented 30.6% of the portfolio on that date, and our consumer loans (primarily automobile loans), which were 30.5% of the portfolio. Our gross originations for residential real estate loans (including refinancings of pre-existing mortgage loans) were

# 43

$47.5 million and $28.6 million for the first three months of 2017 and 2016, respectively. We expect this trend to continue during 2017. Origination totals exceeded the sum of repayments and prepayments in the respective quarters, but in each period we also sold a portion of these originations on or immediately after origination. In the first three months of 2017, we sold $1.8 million, or 3.7%, of our originations. In the first three months of 2016, we sold a much greater amount, $5.7 million, or 19.9%, of our originations. During recent periods, commencing in 2014, we have offered additional competitive products for variable rate (adjustable) residential real estate and construction loans. These variable rate loans have not been subprime loans. We have not sold any of these variable rate loans to the secondary market.

Commercial Loans and Commercial Real Estate Loans: For the first three months of 2017, combined commercial and commercial real estate loan originations continued to be strong, with an annualized growth rate of 4.3%.
Substantially all commercial and commercial real estate loans in our portfolio were extended to businesses or borrowers located in our regional market. Less than 12% of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY rates or U.S. Treasury indices. We have not experienced any significant weakening in the quality of our commercial loan portfolio in recent years.
It is entirely possible, for the reasons discussed in the preceding section on Residential Real Estate Loans, that we may experience a reduction in the demand for commercial and commercial real estate loans and/or a weakening in the quality of this segment of the portfolio in upcoming periods. This is particularly likely if the ultimate effect of the Fed's current rate hike program triggers a significant and long-lasting increase in prevailing interest rates for medium-or long credits. ,Generally, the business sector, at least in our service area, appeared to be in reasonably good financial condition at period-end.

Consumer Loans (primarily automobile loans through indirect lending): At March 31, 2017, our automobile loans (primarily loans originated through dealerships located in upstate New York and Vermont) represented the third largest category of loans in our portfolio, and continued to be a significant component of our business comprising almost a third of our loan portfolio.
Our new automobile loan volume for the first three months of 2017 remained strong, at $74.6 million, down slightly from the $76.1 million originated in first three months of 2016. As a result of these originations, our consumer loan portfolio also grew in the first three months of 2017, by $14.6 million, or 2.7%, from our December 31, 2016 balance.
For credit quality purposes, we assign our potential automobile loan customers into one of four tiers, ranging from lower to higher quality in terms of anticipated credit risk. In recent periods a slightly higher ratio of our automobile loan originations have involved customers in the lower two tiers, i.e., loans entailing somewhat higher credit risk. However, in the first three months of 2017, we experienced no significant increase in our net charge-offs on automobile loans. Our lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this segment of our portfolio.
Recently, several market indicators have suggested that auto loan demand is weakening somewhat on a national scale, although not in every market area. If we encounter some weakening in auto demand in our service area (and we have not, to date), we may experience limited, if any, overall growth in this segment of our portfolio in upcoming periods, regardless of whether the auto company lending affiliates continue to offer highly-subsidized loans. Of course, in this segment of our portfolio, as in the other segments, any substantial increase in prevailing interest rates in upcoming periods, presumably in response to the Fed's rate rise program, would likely have some negative impact on our originations. The same also may occur if economic conditions in our indirect loan service area should generally weaken in upcoming periods.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Commercial and Commercial Real Estate	4.25%	4.29%	4.28%	4.44%	4.32%
Residential Real Estate	4.10%	4.09%	4.20%	4.22%	4.22%
Home Equity	3.28%	3.11%	3.13%	3.08%	3.05%
Consumer Loans	3.14%	3.18%	3.19%	3.18%	3.17%
Total Loans	3.76%	3.78%	3.82%	3.86%	3.82%

The average yield in our total loan portfolio during the first quarter of 2017 declined slightly compared to the average yield during the first quarter of 2016 and also decreased slightly compared to the average yield in the total portfolio during the immediately preceding quarter. This was largely the result of the fact that the loans in the portfolio that are being repaid, prepaid or refinanced in recent periods were older than, and carried substantially higher rates than, the newly originated loans or other loans remaining in the portfolio at period end. Generally, average rates on newly-originated loans made by us in the recently-completed quarter were at least equal to, and in some cases slightly above, the average rates for comparable loans originated by us in the immediately preceding quarter and in the year-earlier quarter.
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

# 44

Investment Portfolio Trends
The table below presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2016 to March 31, 2017 (in thousands).
The net reduction in the two portfolios on a combined basis during the period (of $8.4 million, or 1.2%) reflected our strategy in recent years to reallocate earning assets from investment securities to higher yielding loans to maximize earning asset yields.

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	3/31/2017	12/31/2016	Change	3/31/2017	12/31/2016	Change
Securities Available-for-Sale:
U.S. Treasury Securities	$54,695	$54,706	$(11)	$45	$5	$40
U.S. Agency Securities	92,536	92,671	(135)	173	262	(89)
State and Municipal Obligations	25,507	27,690	(2,183)	40	6	34
Mortgage-Backed Securities-Residential	169,728	167,239	2,489	(872)	(950)	78
Corporate and Other Debt Securities	3,298	3,308	(10)	(203)	(204)	1
Mutual Funds and Equity Securities	1,395	1,382	13	275	262	13
Total	$347,159	$346,996	$163	$(542)	$(619)	$77

Securities Held-to-Maturity:
State and Municipal Obligations	$263,255	$267,127	$(3,872)	$(386)	$(1,765)	$1,379
Mortgage-Backed Securities-Residential	71,850	75,624	(3,774)	281	89	192
Corporate and Other Debt Securities	—	1,000	(1,000)	—	—	—
Total	$335,105	$343,751	$(8,646)	$(105)	$(1,676)	$1,571

At March 31, 2017, we held no investment securities in either of our securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issuers.
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
During the first three months of 2017, our unrealized losses on held-to-maturity municipal obligations decreased due to a general decline in long term rates.
Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first three months of 2017.
Change in Net Unrealized Securities Gains (Losses): Nearly all of the change in our net unrealized gains or losses during recent periods has been attributable to changes in the prevailing rates during the periods in question, with little or no change in the credit-worthiness of the issuers.

# 45

Investment Sales, Purchases and Maturities
(In Thousands)

Three Months Ended
Sales	3/31/2017	3/31/2016
Available-For-Sale Portfolio:
Mortgage-Backed Securities-Residential	$—	$—
U.S. Agency Securities	—	—
Corporate Bonds and Other	—	22
Total	—	22
Net Gains on Securities Transactions	—	—
Proceeds on the Sales of Securities	$—	$22

Held-to-Maturity Portfolio:
State and Municipal Obligations	$—	$—
Net Gains on Securities Transactions	—	—
Proceeds on the Sales of Securities	$—	$—

Investment yields in the debt markets experienced some volatility in the fourth quarter of 2016 and the first quarter of 2017. We regularly review our interest rate risk position along with our security holdings to evaluate if market opportunities have arisen that may permit us to reposition certain securities available-for-sale to enhance portfolio performance. In the just-completed quarter, the market presented few such opportunities.
The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the three-month periods periods ended March 31, 2017 and 2016, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

	Three Months Ended
Purchases:	3/31/2017	3/31/2016
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$—
State and Municipal Obligations	—	—
Mortgage-Backed Securities-Residential	12,324	—
Other	—	11
Total Purchases	$12,324	$11

Maturities & Calls	$11,826	$17,503

	Three Months Ended
Purchases:	3/31/2017	3/31/2016
Held-to-Maturity Portfolio
State and Municipal Obligations	$556	$4,166
Mortgage-Backed Securities-Residential	—	—
Total Purchases	$556	$4,166

Maturities & Calls	$10,474	$9,213

# 46

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Loan Balances:
Period-End Loans	$1,810,805	$1,753,268	$1,707,216	$1,672,490	$1,622,728
Average Loans, Quarter-to-Date	1,781,113	1,726,738	1,680,850	1,649,401	1,595,018
Period-End Assets	2,656,386	2,605,242	2,580,485	2,540,242	2,478,871

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$17,012	$16,975	$16,798	$16,287	$16,038
Provision for Loan Losses, QTD	358	483	480	669	401
Loans Charged-off, QTD	(270)	(486)	(367)	(201)	(217)
Recoveries of Loans Previously Charged-off	116	40	64	43	65
Net Charge-offs, QTD	154	447	303	158	152
Allowance for Loan Losses, End of Period	$17,216	$17,012	$16,975	$16,798	$16,287

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$4,273	$4,193	$6,107	$6,705	$7,445
Loans Past Due 90 or More Days and Still Accruing Interest	—	1,201	548	456	552
Restructured and in Compliance with Modified Terms	101	106	107	111	118
Total Nonperforming Loans	4,374	5,500	6,762	7,272	8,115
Repossessed Assets	103	101	149	47	165
Other Real Estate Owned	1,631	1,585	868	885	1,846
Total Nonperforming Assets	$6,108	$7,186	$7,779	$8,204	$10,126

Asset Quality Ratios:
Allowance to Nonperforming Loans	393.60%	309.31%	251.04%	231.00%	200.70%
Allowance to Period-End Loans	0.95%	0.97%	0.99%	1.00%	1.00%
Provision to Average Loans (Quarter) (1)	0.08%	0.11%	0.11%	0.16%	0.10%
Net Charge-offs to Average Loans (Quarter) (1)	0.04%	0.10%	0.07%	0.04%	0.04%
Nonperforming Loans to Total Loans	0.24%	0.31%	0.40%	0.43%	0.50%
Nonperforming Assets to Total Assets	0.23%	0.28%	0.30%	0.32%	0.41%
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
In the first quarter of 2017, we made a $358 thousand provision for loan losses, compared to a provision of $401 thousand for the first quarter of 2016 and a provision of $483 thousand for the most recent prior quarter. The decrease was primarily a result of net charge-offs of $154 thousand and growth in outstanding loan balances, offset, in part, by a net decrease in qualitative factors (primarily commercial real estate). See Note 3 to our unaudited interim consolidated financial statements for a discussion on how we classify our credit quality indicators as well as the balance in each category.
The ratio of the allowance for loan losses to total loans was 0.95% at March 31, 2017, a decrease of 2 basis points from the 0.97% ratio at December 31, 2016 and a decrease of 5 basis points from the 1.00% ratio at March 31, 2016.
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
Risk Elements
Our nonperforming assets at March 31, 2017 amounted to $6.1 million, a decrease of $1.1 million, or 15.0%, from the December 31, 2016 total and a decrease of $4.0 million, or 39.7%, from the year earlier total. In all recent periods, our ratios of nonperforming assets to total assets have remained below the average ratios for our peer group, although the average peer group ratios have improved dramatically in recent years, from post-crisis levels that were substantially higher than their current levels (and substantially higher than our ratios during such periods). (See page 33 for a discussion of our peer group.) At December 31, 2016, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.32%, well below the 0.82% ratio of our peer

# 47

group at such date (the latest date for which peer group information is available). At March 31, 2017 our ratio had fallen further, to 0.23%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	3/31/2017	12/31/2016	3/31/2016
Commercial Loans	$174	$134	$106
Commercial Real Estate Loans	—	121	—
Residential Real Estate Loans	2,497	2,461	1,502
Consumer Loans - Primarily Indirect Automobile	5,048	6,369	4,020
Total Delinquent Loans	$7,719	$9,085	$5,628

At March 31, 2017, our loans in this category totaled $7.7 million, a decrease of $1.4 million, or 15.0%, from the $9.1 million of such loans at December 31, 2016. The March 31, 2017 total of non-current loans equaled 0.43% of loans then outstanding, whereas the year-end 2016 total equaled 0.53% of loans then outstanding. The decrease from December 31, 2016 is primarily attributable to a substantial decrease in delinquent automobile loans, which were at a seasonally elevated level at year-end 2016 but declined (improved) substantially during the first quarter of 2017, to a more normal level.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to our unaudited interim consolidated financial statements. We consider all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at March 31, 2017 was $38.9 million, up from the dollar amount of such loans at December 31, 2016, when the amount was $35.8 million, due primarily to the downgrade of three commercial borrowers. Although the risk rating on these loans has increased, at this time we expect to collect all payments of contractual interest and principal in full on these classified loans. These loans will continue to be closely monitored. In addition, total nonperforming assets at period-end decreased by $4.0 million, or 39.7% from March 31, 2016. This change resulted primarily from a decrease in nonaccrual loans from 2016 to 2017 which was driven by a change in ownership in a commercial loan relationship and other loans being paid off.
The economy in our market area has been relatively strong in recent years, compared to the immediate post-crisis years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in our market area as well, and ultimately on our loan portfolio, particularly our commercial and commercial real estate portfolio.
As of March 31, 2017, we held for sale four residential real estate properties and one commercial property in other real estate owned. We do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.
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

The following table presents the current minimum regulatory capital ratios applicable to our holding company and banks under the revised Capital Rules (as of January 1, 2017), as well as the increased minimum capital ratios that will apply at certain dates over the remaining portion of the phase-in period (i.e., as of January 1, 2018 and January 1, 2019):

# 48

Capital Ratio	Year, as of January 1
	2017	2018	2019
Minimum CET1 Ratio	4.500%	4.500%	4.500%
Capital Conservation Buffer ("Buffer")	1.250%	1.875%	2.500%
Minimum CET1 Ratio Plus Buffer	5.750%	6.375%	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%	6.000%	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	7.250%	7.875%	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%	8.000%	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	9.250%	9.875%	10.500%
Minimum Leverage Ratio	4.000%	4.000%	4.000%

These minimum capital ratios, especially the CET1 ratio (4.5%) and the enhanced Tier 1 risk-based capital ratio (6.0%), represent a heightened and more restrictive capital regime than institutions like ours previously had to meet under the old capital rules.
At March 31, 2017, our holding company and both of our banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the revised Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the phased-in portion of the capital buffer.

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

Our Current Capital Ratios: The table below sets forth the regulatory capital ratios of our holding company and our two subsidiary banks, Glens Falls National and Saratoga National, under the current capital rules, as of March 31, 2017:

	Common	Tier 1	Total
	Equity	Risk-Based	Risk-Based	Tier 1
	Tier 1 Capital	Capital	Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Arrow Financial Corporation	12.84%	13.99%	14.98%	9.37%
Glens Falls National Bank & Trust Co.	13.83%	13.84%	14.83%	9.00%
Saratoga National Bank & Trust Co.	12.00%	12.00%	12.95%	9.05%

Current Regulatory Minimum (2017)	5.750%	7.250%	9.250%	4.000%
FDICIA's "Well-Capitalized" Standard (2016)	6.500%	8.000%	10.000%	5.000%
Final Regulatory Minimum (1/1/2019)	7.0%(1)	8.5%(1)	10.5%(1)	4.00%(1)
(1) Including the fully phased-in 2.50 % capital conservation buffer

At March 31, 2017, our holding company and both banks exceeded the minimum regulatory capital ratios established under the current capital rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $236.1 million at March 31, 2017, an increase of $3.3 million, or 1.4%, from December 31, 2016.  The most significant factors contributing to this increase were net income for the period of $6.6 million, an increase in other comprehensive income of $2.5 million, and increases in book equity from our various stock-based compensation and dividend reinvestment plans of $3.1 million. These equity enhancing developments during the quarter were offset, in part, by cash dividends of $3.4 million and purchases of our own common stock of $1.2 million.

Trust Preferred Securities: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's regulatory capital rules then in effect, TRUPs proceeds typically qualified as Tier 1

# 49

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

Stock Repurchase Program: In October 2016, the Board of Directors approved a $5.0 million stock repurchase program, effective January 1, 2017 (the 2017 program), under which management is authorized, in its discretion, to repurchase from time-to-time during 2017, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock, to the extent management believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of stockholders. This 2017 program replaced a similar repurchase program which was in effect during 2016 (the 2016 program), which also authorized the repurchase of up to $5.0 million of Arrow common stock. As of March 31, 2017 approximately $917 thousand had been used under the 2017 program to repurchase Arrow shares. This total does not include repurchases of Arrow's Common Stock other than through its repurchase program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

Dividends: Our common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past six quarters listed below represent actual sales transactions, as reported by NASDAQ. On April 26, 2017, our Board of Directors declared a 2017 second quarter cash dividend of $0.25 payable on June 15, 2017. Per share amounts in the following table have been restated for our September 29, 2016 3.0% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2016
First Quarter	$23.83	$26.74	$0.243
Second Quarter	25.16	29.51	0.243
Third Quarter	28.62	34.08	0.243
Fourth Quarter	30.56	41.70	0.250
2017
First Quarter	$32.76	$40.95	$0.250
Second Quarter	TBD	TBD	0.250

	Quarter Ended March 31,
	2017	2016
Cash Dividends Per Share	$0.25	$0.243
Diluted Earnings Per Share	0.49	0.49
Dividend Payout Ratio	51.02%	49.59%
Total Equity (in thousands)	236,111	$220,703
Shares Issued and Outstanding (in thousands)	13,481	13,361
Book Value Per Share	$17.51	$16.52
Intangible Assets (in thousands)	24,448	24,872
Tangible Book Value Per Share	$15.70	$14.66
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
Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $347.2 million at March 31, 2017, an increase of $0.2 million, from the year-end 2016 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit with correspondent banks and credit lines with the Federal Home Loan Bank of New York ("FHLBNY"). Our federal funds lines of credit are with two correspondent banks totaling $35 million; we did not draw on these lines during the three months ended March 31, 2017.
To support our borrowing relationship with the FHLBNY, we have pledged collateral, including residential mortgage and home equity loans. At March 31, 2017, we had outstanding collateral obligations with the FHLBNY of $147 million; on such date, our unused

# 50

borrowing capacity at the FHLBNY was approximately $324 million. In addition we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At March 31, 2017, the amount available under this facility was approximately $382 million, and there were no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At March 31, 2017, our basic liquidity ratio, including our FHLB collateralized borrowing capacity, was 11.0% of total assets, or $186 million in excess of our internally-set minimum target ratio of 4%.
Because of our consistently favorable credit quality and strong balance sheet, we did not experience any significant liquidity constraints in the three-month period ended March 31, 2017 and did not experience any such constraints in any prior year, back to and including the financial crisis years. We have not at any time during such period been forced to pay premium rates to obtain retail deposits or other funds from any source.

# 51

RESULTS OF OPERATIONS
Three Months Ended March 31, 2017 Compared With
Three Months Ended March 31, 2016

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	3/31/2017	3/31/2016	Change	% Change
Net Income	$6,631	$6,549	$82	1.3%
Diluted Earnings Per Share	0.49	0.49	—	—
Return on Average Assets	1.02%	1.07%	(0.05)%	(4.7)
Return on Average Equity	11.43%	12.07%	(0.64)%	(5.3)

We reported net income of $6.6 million and diluted earnings per share (EPS) of $.49 for the first quarter of 2017, compared to net income of $6.5 million and diluted EPS of $.49 for the first quarter of 2016.
We did not sell any securities in the first quarter of 2017 or 2016.

    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	3/31/2017	3/31/2016	Change	% Change
Interest and Dividend Income	$20,945	$19,549	$1,396	7.1%
Interest Expense	1,536	1,263	273	21.6%
Net Interest Income	19,409	18,286	1,123	6.1%
Tax-Equivalent Adjustment	948	923	25	2.7%
Average Earning Assets (1)	2,500,293	2,332,707	167,586	7.2%
Average Interest-Bearing Liabilities	1,977,628	1,867,455	110,173	5.9%

Yield on Earning Assets (1)	3.40%	3.37%	0.03%	0.9%
Cost of Interest-Bearing Liabilities	0.31	0.27	0.04%	14.8%
Net Interest Spread	3.09	3.10	(0.01)%	(0.3)%
Net Interest Margin	3.15	3.15	—%	—%
(1) Includes Nonaccrual Loans
Our net interest margin (which we define as our net interest income on a tax-equivalent basis divided by average earning assets, annualized)for the first quarter of 2016 and the first quarter of 2017, was unchanged at 3.15%. Our net interest margin, as well as our tax-equivalent net income, from which the margin is derived, are non-GAAP financial measures. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 34, and the tabular information and notes on page 37, regarding our reasons for using these and other non-GAAP measures and the reconciliation thereof to comparable GAAP measures.) Net interest income for the just completed quarter, on a taxable equivalent basis, increased by $1.1 million, or 6.1%, from the first quarter of 2016, largely due to an increase in our average earning assets of 7.2%, as compared to the 5.9% increase in our average interest-bearing liabilities. Our average yield on earning assets increased at approximately the same rate as our average cost of funds including our zero interest bearing demand deposits, resulting in a consistent net interest margin of 3.15%. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 47, the provision for loan losses for the first quarter of 2017 was $358 thousand, compared to a provision of $401 thousand for the 2016 quarter.

# 52

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	3/31/2017	3/31/2016	Change	% Change
Income From Fiduciary Activities	$2,018	$1,931	$87	4.5%
Fees for Other Services to Customers	2,256	2,237	19	0.8%
Insurance Commissions	2,198	2,208	(10)	(0.5)%
Net Gain on Securities Transactions	—	—	—	—%
Net Gain on the Sale of Loans	45	180	(135)	(75.0)%
Other Operating Income	178	319	(141)	(44.2)%
Total Noninterest Income	$6,695	$6,875	$(180)	(2.6)%

Total noninterest income in the current quarter was $6.7 million, down slightly from total noninterest income for the first quarter of 2016.
Fees for other services to customers, the largest segment of our noninterest income, increased by $19 thousand, or 0.8% between the first quarter of 2016 and the first quarter of 2017. In addition to service charge income on deposits, this category also includes debit card interchange income, revenues related to the sale of mutual funds to our customers by third party providers, and servicing income on sold loans. Effective October 1, 2011 Visa announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange fee rules promulgated by the Federal Reserve for large banks under the Dodd-Frank Act. Although community banks like ours are not directly impacted by the new rules, competitive factors have compelled us to adopt a similar reduced rate structure for our debit card interchange fees. The reduced rates have had a slight but noticeable negative impact on our debit card interchange income. However, debit card usage by our customers has continued to grow in recent periods, which has generally offset the negative effect of reduced debit interchange rates. If this usage continues to grow, it should continue to offset the negative impact of the new rate restrictions on interchange fees. Generally, we do not believe that the new limits on debit interchange fees resulting from Dodd-Frank will have a material adverse impact on our financial condition or results of operations in future periods. However, a lawsuit is currently pending in federal court challenging the reduced post Dodd-Frank fee structure as still being too high. At the request of the Federal Reserve Bank, the court has permitted continuation of the current fee structure until the case is decided or settled.
The decrease in the net gain on the sale of loans between the quarters was primarily attributable to a decrease in the percentage of newly originated loans that were sold during the 2017 quarter compared to the 2016 quarter. See page 44 for our discussion of loan sales.
The decrease in other operating income is related to a reduction in our pass through income (loss) from our limited partnership investments between the period. In the first quarter of 2017 we recorded a loss of $118 thousand on such investments while in the 2016 first quarter, we recorded income of $105 thousand.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	3/31/2017	3/31/2016	Change	% Change
Salaries and Employee Benefits	$9,008	$8,122	$886	10.9%
Occupancy Expense of Premises, Net	1,347	1,341	6	0.4
Furniture and Equipment Expense	1,197	1,122	75	6.7
FDIC and FICO Assessments	226	313	(87)	(27.8)
Amortization	71	75	(4)	(5.3)
Other Operating Expense	3,626	3,397	229	6.7
Total Noninterest Expense	$15,475	$14,370	$1,105	7.7
Efficiency Ratio	59.01%	56.37%	2.64%	4.7

Noninterest expense for the first quarter of 2017 was $15.5 million, an increase of $1.1 million, or 7.7%, from the expense for the first quarter of 2016. However, the rate of increase in expense on a year-over-year basis was less than half the rate of growth in average total loans or in average total assets between the same two periods. The increase in noninterest expense was reflected in our efficiency ratio, which was 59.01% for the first quarter of 2017, up by 264 basis points from our ratio for the comparable 2016 quarter. The efficiency ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect an institution's operating efficiency. We calculate our efficiency ratio as the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 34 of this Report under the heading “Use of Non-GAAP Financial Measures” and the related tabular information and notes on page 37 of this Report. The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods have consistently compared favorably to the ratios of our peer group as disclosed in the Fed's Performance Reports (see page 33 for a discussion of our peer group), even after adjusting for the definitional difference. For the three-month period ended December 31, 2016 (the most recent

# 53

reporting period for which peer group information is available), the peer group's efficiency ratio was 67.09%, and our ratio was 57.82% (not adjusted for the definitional difference).
Salaries and employee benefits expense increased 10.9% in the first quarter of 2017 compared to the 2016 quarter. The primary reason for for the increase is increased staffing levels as we expanded in our southern market area and to normal salary increases. Employee benefit expenses increase by $356 thousand or 15.9% primarily related to increases in medical claims under our health benefit plans.
The 2017 increase in other operating expense was primarily attributable to increases in the expenses for third-party computer processing.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	3/31/2017	3/31/2016	Change	% Change
Provision for Income Taxes	$2,692	$2,918	$(226)	(7.7)%
Effective Tax Rate	28.9%	30.8%	(1.9)	(6.2)
The decrease in the effective tax rate in the first quarter of 2017 over the 2016 quarter, was primarily attributable to a change in state tax law that reduced our state tax expense combined with tax-exempt income representing a slightly larger percentage of our total income in the 2017 quarter than in the prior year quarter combined with the impact of the adoption of new guidance on the accounting for share-based payment transactions. The new guidance resulted in excess tax benefits from these transactions to be recorded as a reduction in the provision for income taxes.

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
We occasionally need to make ad hoc adjustments to our model. During recent years, the Federal Reserve's targeted federal funds rate has remained at historically low levels. From 2010-2015 it was within a range of 0 to .50%; since then, the range has increased slightly (by 50 basis points), but remains very low. The low prevailing short-term rates have led us to revise our standard model for the decreasing interest rate simulation for short-term liabilities and assets. Under our revised model, we have continued to apply our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, but we have begun to assume, for purposes of modeling our short-term liabilities and assets bearing interest rates of less than 1.00%, a hypothetical downward shift of less that the normal rate utilized (i.e., less than 100 basis points) and in some cases have made no downward shift at all in the modeled interest rates if such rates only slightly exceed zero at the measurement date. As under our old model, we continue to assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending solely upon the contractual maturities of the particular assets and liabilities in question.
Applying the revised simulation model analysis as of March 31, 2017, a 200 basis point increase in all interest rates demonstrated a 3.28% decrease in net interest income over the ensuing 12 month period, and a 100 basis point decrease (adjusted, as described above) demonstrated a 0.94% decrease in net interest income, when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results in the event of actual rate changes.
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
In general, we expect that our interest-bearing liabilities, which are primarily deposit liabilities, many of them bearing a very low interest rate, will likely reprice more rapidly when prevailing rates begin to rise than our interest-earning assets, which would have a negative short-term impact on our net interest margin and net interest income, beyond that reported in the simulation analysis, above. However, many of our interest-earning assets also have relatively short maturities such that, following a rise in rates, they too will likely commence to reprice upward, buy only after a lag period, which will then have an offsetting positive impact on net interest income in ensuing periods.

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1.A.
Risk Factors
We believe that the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2016, continue to represent the most significant risks to our future results of operations and financial conditions, without modification or amendment. Please refer to such Risk Factors as listed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of the Company's equity securities by or on behalf of the Company during the just-completed quarter.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its common stock during the quarter ended March 31, 2017:

First Quarter 2017 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
January	1,549	$38.77	—	$5,000,000
February	8,948	35.54	—	5,000,000
March	42,091	34.32	26,700	4,082,679
Total	52,588	34.66	26,700
1 The total number of shares of Common Stock purchased by the Company in each month in the quarter and the average price paid per share are listed in columns A and B, respectively. All shares identified in column A were either (i) shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) on behalf of participating shareholders, under the general supervision of the Board as administrator, or (ii) shares surrendered (or deemed surrendered) to Arrow by holders of Arrow stock options in connection with such holders' stock-for-stock exercises of such options. Specifically, in the months indicated, the total number of shares identified in column A includes shares purchased on the open market on behalf of DRIP participants as well as shares delivered to (or deemed delivered) by option holders in connection with stock-for-stock exercises of their options, as follows: in January, DRIP purchases (1,549 shares); in February, stock option exercises (7,270 shares), DRIP purchases (1,678 shares); and in March, DRIP purchases (12,447 shares); and repurchased under the publicly-announced Repurchase Program (26,700 shares).
2 Represents total number of shares repurchased by the Company during the quarter under the publicly-announced 2017 Repurchase Program (i.e., the $5 million stock repurchase program authorized by the Board of Directors in October 2016 and effective January 1, 2017).
3 Represents the maximum dollar amount of repurchase authority remaining at each month-end during the quarter under the 2017 Repurchase Program.
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
ARROW FINANCIAL CORPORATION
Registrant

May 9, 2017	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

May 9, 2017	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 58