Form 10-Q
period 2017-06-30
ARROW FINANCIAL CORP
filed 2017-08-08
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2017
Common Stock, par value $1.00 per share	13,509,655

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - FINANCIAL INFORMATION

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	June 30, 2017	December 31, 2016	June 30, 2016
ASSETS
Cash and Due From Banks	$39,105	$43,024	$46,139
Interest-Bearing Deposits at Banks	26,972	14,331	16,976
Investment Securities:
Available-for-Sale	327,392	346,996	362,929
Held-to-Maturity (Approximate Fair Value of $350,355 at June 30, 2017; $343,751 at December 31, 2016; and $354,778 at June 30, 2016)	348,018	345,427	343,814
Other Investments	11,035	10,912	9,961
Loans	1,878,632	1,753,268	1,672,490
Allowance for Loan Losses	(17,442)	(17,012)	(16,798)
Net Loans	1,861,190	1,736,256	1,655,692
Premises and Equipment, Net	26,565	26,938	26,775
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	2,482	2,696	2,885
Other Assets	57,089	56,789	53,198
Total Assets	$2,721,721	$2,605,242	$2,540,242
LIABILITIES
Noninterest-Bearing Deposits	$433,480	$387,280	$368,378
Interest-Bearing Checking Accounts	905,624	877,988	900,974
Savings Deposits	679,320	651,965	600,513
Time Deposits over $250,000	33,630	32,878	37,297
Other Time Deposits	167,984	166,435	165,223
Total Deposits	2,220,038	2,116,546	2,072,385
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	40,892	35,836	41,497
Federal Home Loan Bank Overnight Advances	122,000	123,000	102,000
Federal Home Loan Bank Term Advances	55,000	55,000	55,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Other Liabilities	23,039	22,008	23,987
Total Liabilities	2,480,969	2,372,390	2,314,869
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (17,943,201 Shares Issued and Outstanding at June 30, 2017; 17,943,201 at December 31, 2016 and 17,420,776 at June 30, 2016)	17,943	17,943	17,421
Additional Paid-in Capital	272,187	270,880	252,511
Retained Earnings	35,739	28,644	38,852
Unallocated ESOP Shares (19,466 Shares at June 30, 2017; 19,466 Shares at December 31, 2016 and 28,671 Shares at June 30, 2016)	(400)	(400)	(850)
Accumulated Other Comprehensive Loss	(6,200)	(6,834)	(4,742)
Treasury Stock, at Cost (4,428,713 Shares at June 30, 2017; 4,441,093 Shares at December 31, 2016 and 4,380,736 Shares at June 30, 2016)	(78,517)	(77,381)	(77,819)
Total Stockholders’ Equity	240,752	232,852	225,373
Total Liabilities and Stockholders’ Equity	$2,721,721	$2,605,242	$2,540,242

See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$17,295	$15,708	$33,697	$30,732
Interest on Deposits at Banks	78	34	138	66
Interest and Dividends on Investment Securities:
Fully Taxable	2,013	2,018	4,003	4,105
Exempt from Federal Taxes	1,540	1,477	3,085	2,960
Total Interest and Dividend Income	20,926	19,237	40,923	37,863
INTEREST EXPENSE
Interest-Bearing Checking Accounts	381	311	712	621
Savings Deposits	316	224	607	446
Time Deposits over $250,000	66	49	121	72
Other Time Deposits	233	213	461	446
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	9	10	16	15
Federal Home Loan Bank Advances	506	314	951	623
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	188	163	367	324
Total Interest Expense	1,699	1,284	3,235	2,547
NET INTEREST INCOME	19,227	17,953	37,688	35,316
Provision for Loan Losses	422	669	780	1,070
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,805	17,284	36,908	34,246
NONINTEREST INCOME
Income From Fiduciary Activities	2,150	2,000	4,168	3,931
Fees for Other Services to Customers	2,413	2,417	4,670	4,654
Insurance Commissions	2,115	2,133	4,313	4,341
Net Gain on Securities Transactions	—	144	—	144
Net Gain on Sales of Loans	204	159	250	338
Other Operating Income	175	341	351	662
Total Noninterest Income	7,057	7,194	13,752	14,070
NONINTEREST EXPENSE
Salaries and Employee Benefits	9,084	8,408	18,092	16,530
Occupancy Expenses, Net	2,494	2,335	5,038	4,798
FDIC Assessments	228	314	454	627
Other Operating Expense	3,831	3,827	7,528	7,300
Total Noninterest Expense	15,637	14,884	31,112	29,255
INCOME BEFORE PROVISION FOR INCOME TAXES	10,225	9,594	19,548	19,061
Provision for Income Taxes	3,017	2,947	5,709	5,865
NET INCOME	$7,208	$6,647	$13,839	$13,196
Average Shares Outstanding [1]:
Basic	13,485	13,372	13,485	13,357
Diluted	13,568	13,429	13,581	13,405
Per Common Share:
Basic Earnings	$0.53	$0.50	$1.03	$0.99
Diluted Earnings	0.53	0.49	1.02	0.98

2016 Share and Per Share Amounts have been restated for the September 29, 2016 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$7,208	$6,647	$13,839	$13,196
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding Gains Arising During the Period	409	682	456	3,119
Reclassification Adjustments for Securities Gains Included in Net Income	—	(88)	—	(88)
Amortization of Net Retirement Plan Actuarial Loss	72	102	181	203
Accretion of Net Retirement Plan Prior Service Credit	(1)	(2)	(3)	(4)
Other Comprehensive Income	480	694	634	3,230
Comprehensive Income	$7,688	$7,341	$14,473	$16,426

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2016	$17,943	$270,880	$28,644	$(400)	$(6,834)	$(77,381)	$232,852
Net Income	—	—	13,839	—	—	—	13,839
Other Comprehensive Income	—	—	—	—	634	—	634
Cash Dividends Paid, $.500 per Share	—	—	(6,744)	—	—	—	(6,744)
Stock Options Exercised, Net (33,062 Shares)	—	322	—	—	—	379	701
Shares Issued Under the Directors’ Stock Plan (3,927 Shares)	—	84	—	—	—	43	127
Shares Issued Under the Employee Stock Purchase Plan (7,300 Shares)	—	160	—	—	—	82	242
Shares Issued for Dividend Reinvestment Plans (24,999 Shares)	—	569	—	—	—	276	845
Stock-Based Compensation Expense	—	172	—	—	—	—	172
Purchase of Treasury Stock (56,908 Shares)	—	—	—	—	—	(1,916)	(1,916)
Balance at June 30, 2017	$17,943	$272,187	$35,739	$(400)	$(6,200)	$(78,517)	$240,752

Balance at December 31, 2015	$17,421	$250,680	$32,139	$(1,100)	$(7,972)	$(77,197)	$213,971
Net Income	—	—	13,196	—	—	—	13,196
Other Comprehensive Income	—	—	—	—	3,230	—	3,230
Cash Dividends Paid, $.485 per Share [1]	—	—	(6,483)	—	—	—	(6,483)
Stock Options Exercised, Net (59,711 Shares)	—	732	—	—	—	589	1,321
Shares Issued Under the Directors’ Stock Plan (3,522 Shares)	—	69	—	—	—	35	104
Shares Issued Under the Employee Stock Purchase Plan (9,433 Shares)	—	157	—	—	—	93	250
Shares Issued for Dividend Reinvestment Plans (31,275 Shares)	—	565	—	—	—	309	874
Stock-Based Compensation Expense	—	145	—	—	—	—	145
Tax Benefit for Disposition of Stock Options	—	46	—	—	—	—	46
Purchase of Treasury Stock (58,605 Shares)	—	—	—	—	—	(1,648)	(1,648)
Allocation of ESOP Stock (26,604 Shares)	—	117	—	250	—	—	367
Balance at June 30, 2016	$17,421	$252,511	$38,852	$(850)	$(4,742)	$(77,819)	$225,373

1 Cash dividends paid per share have been adjusted for the September 29, 2016 3.0% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
Cash Flows from Operating Activities:	2017	2016
Net Income	$13,839	$13,196
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	780	1,070
Depreciation and Amortization	2,988	3,114
Allocation of ESOP Stock	—	367
Net Gains on the Sale of Securities Available-for-Sale	—	(144)
Loans Originated and Held-for-Sale	(7,646)	(12,432)
Proceeds from the Sale of Loans Held-for-Sale	8,118	10,628
Net Gains on the Sale of Loans	(250)	(338)
Net Losses on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	122	47
Contributions to Retirement Benefit Plans	(459)	(370)
Deferred Income Tax Benefit	(94)	(403)
Shares Issued Under the Directors’ Stock Plan	127	104
Stock-Based Compensation Expense	172	145
Tax Benefit from Exercise of Stock Options	112	—
Net Increase in Other Assets	(559)	(2,719)
Net Increase in Other Liabilities	1,378	2,734
Net Cash Provided By Operating Activities	18,628	14,999
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	—	10,568
Proceeds from the Maturities and Calls of Securities Available-for-Sale	31,867	43,780
Purchases of Securities Available-for-Sale	(12,324)	(10,920)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	30,262	33,809
Purchases of Securities Held-to-Maturity	(33,435)	(57,572)
Net Increase in Loans	(126,524)	(97,100)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	539	1,438
Purchase of Premises and Equipment	(867)	(527)
Proceeds from the Sale of a Subsidiary, Net	23	48
Net Decrease in Other Investments	(123)	(1,122)
Net Cash Used By Investing Activities	(110,582)	(77,598)
Cash Flows from Financing Activities:
Net Increase in Deposits	103,492	41,962
Net (Decrease) Increase in Short-Term Federal Home Loan Bank Borrowings	(1,000)	20,000
Net Decrease in Short-Term Borrowings	5,056	18,324
Purchase of Treasury Stock	(1,916)	(1,648)
Stock Options Exercised, Net	701	1,321
Shares Issued Under the Employee Stock Purchase Plan	242	250
Tax Benefit from Exercise of Stock Options	—	46
Shares Issued for Dividend Reinvestment Plans	845	874
Cash Dividends Paid	(6,744)	(6,483)
Net Cash Provided By Financing Activities	100,676	74,646
Net Increase in Cash and Cash Equivalents	8,722	12,047
Cash and Cash Equivalents at Beginning of Period	57,355	51,068
Cash and Cash Equivalents at End of Period	$66,077	$63,115

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$3,225	$2,545
Income Taxes	5,629	6,241
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	588	394

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2017, December 31, 2016 and June 30, 2016; the results of operations for the three- and six-month periods ended June 30, 2017 and 2016; the consolidated statements of comprehensive income for the three- and six-month periods ended June 30, 2017 and 2016; the changes in stockholders' equity for the six-month periods ended June 30, 2017 and 2016; and the cash flows for the six-month periods ended June 30, 2017 and 2016. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current presentation, including a new requirement to present time deposits with balances greater than $250,000 which were previously presented as balances of $100,000 or greater. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2016, included in Arrow's 2016 Form 10-K.

New Accounting Standards Updates (ASU): Effective January 1, 2017, Arrow adopted FASB accounting standard ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting," which makes several revisions to equity compensation accounting. Under the new guidance all excess tax benefits and deficiencies that occur when an award is exercised or expires are recognized in income tax expense as discrete period items. Previously, these transactions were typically recorded directly within equity. Excess tax benefits are also recognized at the time an award is exercised compared to the previous requirement to delay recognition until the deduction reduces taxes payable. All tax related cash flows recognized on stock-based compensation expense are classified as an operating activity in our consolidated statements of cash flows on a prospective basis. Accordingly, prior periods have not been adjusted. ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur when estimating stock-based compensation expense rather than the previous requirement to estimate forfeitures from inception. Further, ASU 2016-09 permits employers to use a net-settlement feature to withhold taxes on equity compensation awards up to the maximum statutory tax rate without affecting the equity classification of the award. Under previous guidance, withholding of equity awards in excess of the minimum statutory requirement resulted in liability classification for the entire award. The related cash remittance by the employer for employee taxes is treated as a financing activity in the statement of cash flows.
The annual effect of the 2017 tax provision will primarily depend upon the share price of Arrow common stock which affects the probability of exercise of certain stock options and the magnitude of windfalls upon exercise. Income tax benefits from stock options exercised in the period reduced our effective tax rate for the six months ended June 30, 2017, which resulted in an increase in earnings of approximately $112 thousand, representing earnings per share of less than $0.01.
In addition, during 2017, through the date of this report, the FASB issued 11 accounting standards updates. Some of the standards listed below did not have an immediate impact on Arrow, but could in the future.
ASU 2014-09 - Revenue from Contracts with Customers will change revenue recognition guidance under GAAP and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Initially, ASU 2014-09 was effective for Arrow on January 1, 2017; however, in August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date to January 1, 2018. Early adoption is not permitted. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 - Identifying Performance Obligations and Licensing, ASU No. 2016-12 - Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20 - Technical Corrections and Improvements to Top 606 - Revenue from Contract with Customers. We are currently in the process of identifying and implementing required changes to the timing of our revenue recognition. We do not expect that the adoption of this change in accounting for revenue will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.
ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" will significantly change the income statement impact of equity investments. For Arrow, the standard is effective for the first quarter of 2018, and will require that equity investments be measured at fair value, with changes in fair value measured in net income. As of June 30, 2017, we hold $1.5 million of fair value in equity investments and we do not expect that the adoption of this change in accounting for equity investments will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.
ASU 2016-02 "Leases" will require the recognition of operating leases. For Arrow, the standard becomes effective in the first quarter of 2019. We do not expect that the adoption of this change in accounting for operating leases will have a material impact on our financial position or the results of operations in periods subsequent to its adoption. As of June 30, 2017, we have less than $2.3 million in minimum lease payments for existing operating leases of branch and insurance locations with varying expiration dates from 2017 to 2031.
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

# 8

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
ASU 2017-08 "Receivables-Nonrefundable Fees and Other Costs" amends the amortization period for certain purchased callable debt securities held at a premium. This shortens the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles (GAAP), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. For Arrow, the standard becomes effective in the first quarter of 2019, however, early adoption is permitted as early as the first quarter of 2017. We do not expect that the adoption of this change in accounting for certain callable debt securities will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.
ASU 2017-09 "Compensation-Stock Compensation" provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance highlights the requirements for applying modification accounting and the exception criteria relating to changes in share based payment terms. For Arrow, the standard becomes effective in the first quarter of 2018, however, early adoption is permitted as early as the third quarter of 2017. We do not expect that the adoption of this change in accounting for share-based payment awards will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.

# 9

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at June 30, 2017, December 31, 2016 and June 30, 2016:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
June 30, 2017
Available-For-Sale Securities, at Amortized Cost	$146,914	$15,410	$161,324	$2,500	$1,120	$327,268
Available-For-Sale Securities, at Fair Value	147,085	15,441	161,077	2,299	1,490	327,392
Gross Unrealized Gains	252	31	964	—	370	1,617
Gross Unrealized Losses	81	—	1,211	201	—	1,493
Available-For-Sale Securities, Pledged as Collateral						267,912

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$—	$5,482	$3,842	$1,500	$—	$10,824
From 1 - 5 Years	146,914	8,966	105,663	—	—	261,543
From 5 - 10 Years	—	442	51,819	—	—	52,261
Over 10 Years	—	520	—	1,000	—	1,520

Maturities of Debt Securities, at Fair Value:
Within One Year	$—	$5,483	$3,893	$1,499	$—	$10,875
From 1 - 5 Years	147,085	8,996	105,638	—	—	261,719
From 5 - 10 Years	—	442	51,546	—	—	51,988
Over 10 Years	—	520	—	800	—	1,320

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$49,176	$543	$97,870	$1,499	$—	$149,088
12 Months or Longer	—	—	—	800	—	800
Total	$49,176	$543	$97,870	$2,299	$—	$149,888
Number of Securities in a Continuous Loss Position	13	2	34	3	—	52

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$81	$—	$1,211	$1	$—	$1,293
12 Months or Longer	—	—	—	200	—	200
Total	$81	$—	$1,211	$201	$—	$1,493

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$54,597
US Treasury Obligations, at Fair Value	54,676
US Agency Obligations, at Amortized Cost	92,317
US Agency Obligations, at Fair Value	92,409
US Government Agency Securities, at Amortized Cost			$3,740
US Government Agency Securities, at Fair Value			3,756
Government Sponsored Entity Securities, at Amortized Cost			157,584
Government Sponsored Entity Securities, at Fair Value			157,321

# 10

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
December 31, 2016
Available-For-Sale Securities, at Amortized Cost	$147,110	$27,684	$168,189	$3,512	$1,120	$347,615
Available-For-Sale Securities, at Fair Value	147,377	27,690	167,239	3,308	1,382	346,996
Gross Unrealized Gains	304	24	986	—	262	1,576
Gross Unrealized Losses	37	18	1,936	204	—	2,195
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						262,852

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$70,605	$12,165	$126,825	$500	$—	$210,095
12 Months or Longer	—	7,377	—	2,809	—	10,186
Total	$70,605	$19,542	$126,825	$3,309	$—	$220,281
Number of Securities in a Continuous Loss Position	19	84	40	4	—	147

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$37	$13	$1,936	$1	$—	$1,987
12 Months or Longer	—	5	—	203	—	208
Total	$37	$18	$1,936	$204	$—	$2,195

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$54,701
US Treasury Obligations, at Fair Value	54,706
US Agency Obligations, at Amortized Cost	92,409
US Agency Obligations, at Fair Value	92,671
US Government Agency Securities, at Amortized Cost			$3,694
US Government Agency Securities, at Fair Value			3,724
Government Sponsored Entity Securities, at Amortized Cost			164,495
Government Sponsored Entity Securities, at Fair Value			163,515

# 11

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
June 30, 2016
Available-For-Sale Securities, at Amortized Cost	$155,859	$36,256	$157,926	$5,749	$1,120	$356,910
Available-For-Sale Securities, at Fair Value	157,990	36,425	161,728	5,555	1,231	362,929
Gross Unrealized Gains	2,131	169	3,806	6	111	6,223
Gross Unrealized Losses	—	—	4	200	—	204
Available-For-Sale Securities, Pledged as Collateral						267,912

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$710	$—	$—	$710
12 Months or Longer	—	256	—	2,281	—	2,537
Total	$—	$256	$710	$2,281	$—	$3,247
Number of Securities in a Continuous Loss Position	—	1	2	3	—	6

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$4	$—	$—	$4
12 Months or Longer	—	—	—	200	—	200
Total	$—	$—	$4	$200	$—	$204

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$155,859
US Agency Obligations, at Fair Value	157,990
US Government Agency Securities, at Amortized Cost			$10,318
US Government Agency Securities, at Fair Value			10,401
Government Sponsored Entity Securities, at Amortized Cost			147,608
Government Sponsored Entity Securities, at Fair Value			151,327

# 12

The following table is the schedule of Held-To-Maturity Securities at June 30, 2017, December 31, 2016 and June 30, 2016:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
June 30, 2017
Held-To-Maturity Securities, at Amortized Cost	$280,485	$67,533	$—	$348,018
Held-To-Maturity Securities, at Fair Value	282,157	68,198	—	350,355
Gross Unrealized Gains	3,208	677	—	3,885
Gross Unrealized Losses	1,536	12	—	1,548
Held-To-Maturity Securities, Pledged as Collateral				327,820

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$13,986	$—	$—	$13,986
From 1 - 5 Years	91,072	61,506	—	152,578
From 5 - 10 Years	164,161	6,027	—	170,188
Over 10 Years	11,266	—	—	11,266

Maturities of Debt Securities, at Fair Value:
Within One Year	$14,006	$—	$—	$14,006
From 1 - 5 Years	92,549	62,078	—	154,627
From 5 - 10 Years	164,399	6,120	—	170,519
Over 10 Years	11,203	—	—	11,203

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$93,046	$4,338	$—	$97,384
12 Months or Longer	403	—	—	403
Total	$93,449	$4,338	$—	$97,787

Number of Securities in a Continuous Loss Position	263	9	—	272

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1,534	$12	$—	$1,546
12 Months or Longer	2	—	—	2
Total	$1,536	$12	$—	$1,548

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,106
US Government Agency Securities, at Fair Value		3,121
Government Sponsored Entity Securities, at Amortized Cost		64,427
Government Sponsored Entity Securities, at Fair Value		65,077

# 13

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2016
Held-To-Maturity Securities, at Amortized Cost	$268,892	$75,535	$1,000	$345,427
Held-To-Maturity Securities, at Fair Value	267,127	75,624	1,000	343,751
Gross Unrealized Gains	2,058	258	—	2,316
Gross Unrealized Losses	3,823	169	—	3,992
Held-To-Maturity Securities, Pledged as Collateral				321,202

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$107,255	$13,306	$—	$120,561
12 Months or Longer	12,363	—	—	12,363
Total	$119,618	$13,306	$—	$132,924
Number of Securities in a Continuous Loss Position	347	13	—	360

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3,129	$169	$—	$3,298
12 Months or Longer	694	—	—	694
Total	$3,823	$169	$—	$3,992

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,206
US Government Agency Securities, at Fair Value		3,222
Government Sponsored Entity Securities, at Amortized Cost		72,329
Government Sponsored Entity Securities, at Fair Value		72,402

June 30, 2016
Held-To-Maturity Securities, at Amortized Cost	$257,982	$84,832	$1,000	$343,814
Held-To-Maturity Securities, at Fair Value	265,983	87,795	1,000	354,778
Gross Unrealized Gains	8,002	2,963	—	10,965
Gross Unrealized Losses	1	—	—	1
Held-To-Maturity Securities, Pledged as Collateral				327,820

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	659	—	—	659
Total	$659	$—	$—	$659
Number of Securities in a Continuous Loss Position	3	—	—	3

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	1	—	—	1
Total	$1	$—	$—	$1

# 14

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
June 30, 2016
Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,497
US Government Agency Securities, at Fair Value		3,622
Government Sponsored Entity Securities, at Amortized Cost		81,335
Government Sponsored Entity Securities, at Fair Value		84,173

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table above because issuers may have the right to call or prepay obligations with, or without, prepayment penalties.
Securities in a continuous loss position, in the tables above for June 30, 2017, December 31, 2016 and June 30, 2016, do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated at least Aaa by Moody's or AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis reflects satisfactory credit worthiness of the municipalities.  Corporate and other debt securities continue to be rated above investment grade according to Moody's and Standard and Poor's. Subsequent to June 30, 2017, and through the date of filing this report, there were no securities downgraded below investment grade.
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

# 15

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of June 30, 2017, December 31, 2016 and June 30, 2016 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers an amortizing loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $261, $483 and $2,440 as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively, are included in the residential real estate balances for current loans.

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2017
Loans Past Due 30-59 Days	$138	$—	$4,123	$122	$4,383
Loans Past Due 60-89 Days	40	865	1,265	2,591	4,761
Loans Past Due 90 or more Days	249	357	391	2,115	3,112
Total Loans Past Due	427	1,222	5,779	4,828	12,256
Current Loans	125,832	440,587	572,975	726,982	1,866,376
Total Loans	$126,259	$441,809	$578,754	$731,810	$1,878,632

Loans 90 or More Days Past Due and Still Accruing Interest	$120	$357	$75	$1,269	$1,821
Nonaccrual Loans	653	1,343	419	2,807	5,222

December 31, 2016
Loans Past Due 30-59 Days	$112	$121	$5,593	$2,368	$8,194
Loans Past Due 60-89 Days	29	—	898	142	1,069
Loans Past Due 90 or more Days	148	—	513	1,975	2,636
Total Loans Past Due	289	121	7,004	4,485	11,899
Current Loans	104,866	431,525	530,357	674,621	1,741,369
Total Loans	$105,155	$431,646	$537,361	$679,106	$1,753,268

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$158	$1,043	$1,201
Nonaccrual Loans	$155	$875	$589	$2,574	4,193

June 30, 2016
Loans Past Due 30-59 Days	$61	$—	$3,362	$101	$3,524
Loans Past Due 60-89 Days	25	168	1,393	1,750	3,336
Loans Past Due 90 or more Days	194	938	283	1,780	3,195
Total Loans Past Due	280	1,106	5,038	3,631	10,055
Current Loans	106,371	416,506	503,500	636,058	1,662,435
Total Loans	$106,651	$417,612	$508,538	$639,689	$1,672,490

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$53	$403	$456
Nonaccrual Loans	$194	$3,525	$451	$2,535	6,705

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

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
March 31, 2017	$939	$5,449	$6,702	$4,126	$—	$17,216
Charge-offs	(23)	—	(277)	(5)	—	(305)
Recoveries	5	—	104	—	—	109
Provision	4	(466)	776	108	—	422
June 30, 2017	$925	$4,983	$7,305	$4,229	$—	$17,442

March 31, 2016	$1,437	$4,950	$5,912	$3,798	$190	$16,287
Charge-offs	(11)	—	(189)	—	—	(200)
Recoveries	2	—	40	—	—	42
Provision	(300)	866	(21)	228	(104)	669
June 30, 2016	$1,128	$5,816	$5,742	$4,026	$86	$16,798

# 17

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2016	$1,017	$5,677	$6,120	$4,198	$—	$17,012
Charge-offs	(39)	—	(530)	(6)	—	(575)
Recoveries	12	—	213	—	—	225
Provision	(65)	(694)	1,502	37	—	780
June 30, 2017	$925	$4,983	$7,305	$4,229	$—	$17,442

December 31, 2015	$1,827	$4,520	$5,554	$3,790	$347	$16,038
Charge-offs	(52)	—	(349)	(16)	—	(417)
Recoveries	15	—	92	—	—	107
Provision	(662)	1,296	445	252	(261)	1,070
June 30, 2016	$1,128	$5,816	$5,742	$4,026	$86	$16,798

June 30, 2017
Allowance for loan losses - Loans Individually Evaluated for Impairment	$112	$—	$—	$34	$—	$146
Allowance for loan losses - Loans Collectively Evaluated for Impairment	813	4,983	7,305	4,195	—	17,296
Ending Loan Balance - Individually Evaluated for Impairment	503	1,178	88	1,090	—	2,859
Ending Loan Balance - Collectively Evaluated for Impairment	$125,756	$440,631	$578,666	$730,720	$—	$1,875,773

December 31, 2016
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,017	5,677	6,120	4,198	—	17,012
Ending Loan Balance - Individually Evaluated for Impairment	—	890	91	1,098	—	2,079
Ending Loan Balance - Collectively Evaluated for Impairment	$105,155	$430,756	$537,270	$678,008	$—	$1,751,189

June 30, 2016
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$250	$—	$—	$—	$250
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,128	5,566	5,742	4,026	86	16,548
Ending Loan Balance - Individually Evaluated for Impairment	—	3,542	93	640	—	4,275
Ending Loan Balance - Collectively Evaluated for Impairment	$106,651	$414,070	$508,445	$639,049	$—	$1,668,215
# 18

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
We determine the annualized historical net loss rate for each loan category using a trailing three-year net charge-off average. We then apply a loss emergence period factor to the historical net loss rate to account for the time it takes to identify the loss after a loss-causing event. While historical net loss experience provides a reasonable starting point for our analysis, historical net losses, or even recent trends in net losses, do not by themselves form a sufficient basis to determine the appropriate level of the allowance for loan losses. Therefore, we also consider and adjust historical net loss factors for qualitative factors that impact the inherent risk of loss associated with our loan categories within our total loan portfolio. These include:

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

# 19

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at June 30, 2017, December 31, 2016 and June 30, 2016:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2017
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$120,388	$412,423			$532,811
Special Mention	1,269	1,414			2,683
Substandard	4,602	27,973			32,575
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$578,317	$727,733	$1,306,050
Nonperforming			437	4,076	4,513

December 31, 2016
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$95,722	$396,907			$492,629
Special Mention	1,359	7,008			8,367
Substandard	8,074	27,731			35,805
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$536,614	$675,489	$1,212,103
Nonperforming			747	3,617	4,364

June 30, 2016
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$96,703	$377,039			$473,742
Special Mention	1,290	10,429			11,719
Substandard	8,658	30,144			38,802
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$508,014	$636,751	$1,144,765
Nonperforming			524	2,938	3,462

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

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2017
Recorded Investment:
With No Related Allowance	$—	$1,178	$88	$802	$2,068
With a Related Allowance	503	—	—	288	791
Unpaid Principal Balance:
With No Related Allowance	—	1,178	88	802	2,068
With a Related Allowance	503	—	—	288	791

December 31, 2016
Recorded Investment:
With No Related Allowance	$—	$890	$91	$1,098	$2,079
With a Related Allowance	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	—	890	91	1,098	2,079
With a Related Allowance	—	—	—	—	—

June 30, 2016
Recorded Investment:
With No Related Allowance	$—	$1,850	$93	$640	$2,583
With a Related Allowance	—	1,692	—	—	1,692
Unpaid Principal Balance:
With No Related Allowance	—	1,850	93	640	$2,583
With a Related Allowance	—	1,692	—	—	1,692

For the Quarter Ended:
June 30, 2017
Average Recorded Balance:
With No Related Allowance	$—	$1,031	$88	$804	$1,923
With a Related Allowance	252	—	—	288	540
Interest Income Recognized:
With No Related Allowance	—	—	2	4	6
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

June 30, 2016
Average Recorded Balance:
With No Related Allowance	$—	$2,111	$106	$641	$2,858
With a Related Allowance	—	1,698	—	—	1,698
Interest Income Recognized:
With No Related Allowance	—	2	1	—	3
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

# 21

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Year-To-Date Period Ended:
June 30, 2017
Average Recorded Balance:
With No Related Allowance	$—	$1,034	$90	$950	$2,074
With a Related Allowance	252	—	—	144	396
Interest Income Recognized:
With No Related Allowance	—	—	3	4	7
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

June 30, 2016
Average Recorded Balance:
With No Related Allowance	$78	$2,111	$104	$643	$2,936
With a Related Allowance	—	846	—	—	846
Interest Income Recognized:
With No Related Allowance	—	11	2	—	13
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At June 30, 2017, December 31, 2016 and June 30, 2016, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

# 22

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated. All loans were modified under Arrow's own programs. The principal modification, for all the modifications in the table below, involved payment deferrals.

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
June 30, 2017
Number of Loans	1	—	2	—	3
Pre-Modification Outstanding Recorded Investment	$503	$—	$10	$—	$513
Post-Modification Outstanding Recorded Investment	503	—	10	—	513
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

June 30, 2016
Number of Loans	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$8	$—	$8
Post-Modification Outstanding Recorded Investment	—	—	8	—	8
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

For the Year-To-Date Period Ended:
June 30, 2017
Number of Loans	1	—	4	—	5
Pre-Modification Outstanding Recorded Investment	$503	$—	$26	$—	$529
Post-Modification Outstanding Recorded Investment	503	—	26	—	529
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

June 30, 2016
Number of Loans	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$8	$—	$8
Post-Modification Outstanding Recorded Investment	—	—	8	—	8
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

In general, loans requiring modification are restructured to accommodate the projected cashflows of the borrower. No loans modified during the preceding twelve months subsequently defaulted as of June 30, 2017. In addition, no commitments have been made to extend credit to borrowers whose loans have been modified in a troubled debt restructuring.

# 23

Note 4.    GUARANTEES (In Thousands)

The following table presents the balance for commitments to extend credit and standby letters of credit for the periods ended June 30, 2017, December 31, 2016 and June 30, 2016:

Commitments to Extend Credit and Letters of Credit
	June 30, 2017	December 31, 2016	June 30, 2016
Notional Amount:
Commitments to Extend Credit	$290,818	$296,442	$292,839
Standby Letters of Credit	3,373	3,445	3,137
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	25	30	24

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at June 30, 2017, December 31, 2016 and June 30, 2016 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit typically range from 1% to 3% of the notional amount.  Fees are collected upfront and are amortized over the life of the commitment. The fair values of Arrow's standby letters of credit at June 30, 2017, December 31, 2016 and June 30, 2016, in the table above, were the same as the carrying amounts.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 24

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three-month period ended June 30, 2017 and 2016:

Schedule of Comprehensive Income
	Three Months Ended June 30,			Six Months Ended June 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2017
Net Unrealized Securities Holding (Losses) Gains Arising During the Period	$666	$(257)	$409	$743	$(287)	$456
Amortization of Net Retirement Plan Actuarial Loss	181	(109)	72	359	(178)	181
Accretion of Net Retirement Plan Prior Service Credit	(3)	2	(1)	(6)	3	(3)
Other Comprehensive Income	$844	$(364)	$480	$1,096	$(462)	$634

2016
Net Unrealized Securities Holding Gains (Losses) Arising During the Period	$1,123	$(441)	$682	$5,132	$(2,013)	$3,119
Reclassification Adjustment for Securities Gains Included in Net Income	(144)	56	(88)	(144)	56	(88)
Amortization of Net Retirement Plan Actuarial Loss	168	(66)	102	334	(131)	203
Accretion of Net Retirement Plan Prior Service Credit	(4)	2	(2)	(7)	3	(4)
Other Comprehensive Income	$1,143	$(449)	$694	$5,315	$(2,085)	$3,230

# 25

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Quarter-To-Date periods ended:

March 31, 2017	$(335)	$(5,628)	$(717)	$(6,680)
Other comprehensive income or loss before reclassifications	409	—	—	409
Amounts reclassified from accumulated other comprehensive income	—	72	(1)	71
Net current-period other comprehensive income	409	72	(1)	480
June 30, 2017	$74	$(5,556)	$(718)	$(6,200)

March 31, 2016	$3,066	$(7,792)	$(710)	$(5,436)
Other comprehensive income or loss before reclassifications	682	—	—	682
Amounts reclassified from accumulated other comprehensive income	(88)	102	(2)	12
Net current-period other comprehensive income	594	102	(2)	694
June 30, 2016	$3,660	$(7,690)	$(712)	$(4,742)

For the Year-To-Date periods ended:

December 31, 2016	$(382)	$(5,737)	$(715)	$(6,834)
Other comprehensive income or loss before reclassifications	456	—	—	456
Amounts reclassified from accumulated other comprehensive income	—	181	(3)	178
Net current-period other comprehensive income	456	181	(3)	634
June 30, 2017	$74	$(5,556)	$(718)	$(6,200)

December 31, 2015	$629	$(7,893)	$(708)	$(7,972)
Other comprehensive income or loss before reclassifications	3,119	—	—	3,119
Amounts reclassified from accumulated other comprehensive income	(88)	203	(4)	111
Net current-period other comprehensive income	3,031	203	(4)	3,230
June 30, 2016	$3,660	$(7,690)	$(712)	$(4,742)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 26

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

June 30, 2017
Unrealized gains and losses on available-for-sale securities	$—		Gain on Securities Transactions
	—		Total before Tax
	—		Provision for Income Taxes
	$—		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$3	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(181)	(2)	Salaries and Employee Benefits
	(178)		Total before Tax
	107		Provision for Income Taxes
	$(71)		Net of Tax

Total reclassifications for the period	$(71)		Net of Tax

June 30, 2016
Unrealized gains and losses on available-for-sale securities	$144		Gain on Securities Transactions
	144		Total before Tax
	(56)		Provision for Income Taxes
	$88		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$4	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(168)	(2)	Salaries and Employee Benefits
	(164)		Total before Tax
	64		Provision for Income Taxes
	$(100)		Net of Tax

Total reclassifications for the period	$(12)		Net of Tax

For the Year-to-date periods ended:

June 30, 2017
Unrealized gains and losses on available-for-sale securities	$—		Gain on Securities Transactions
	—		Total before Tax
	—		Provision for Income Taxes
	$—		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$6	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(359)	(2)	Salaries and Employee Benefits
	(353)		Total before Tax
	175		Provision for Income Taxes
	$(178)		Net of Tax

Total reclassifications for the period	$(178)		Net of Tax

# 27

Reclassifications Out of Accumulated Other Comprehensive Income (1)

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

June 30, 2016
Unrealized gains and losses on available-for-sale securities	$144		Gain on Securities Transactions
	144		Total before Tax
	(56)		Provision for Income Taxes
	$88		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	7	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(334)	(2)	Salaries and Employee Benefits
	(327)		Total before Tax
	128		Provision for Income Taxes
	$(199)		Net of Tax

Total reclassifications for the period	$(111)		Net of Tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

# 28

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
The following table presents a roll-forward of our stock option plans and grants issued during 2017:

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2017	355,651
Granted	54,000
Exercised	(33,062)
Forfeited	—
Outstanding at June 30, 2017	376,589
Exercisable at Period-End	237,443
Vested and Expected to Vest	139,146

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2017	$22.52
Granted	37.20
Exercised	21.22
Forfeited	—
Outstanding at June 30, 2017	24.74
Exercisable at Period-End	21.96
Vested and Expected to Vest	29.49

Grants Issued During 2017 - Weighted Average Information:
Fair Value	$6.44
Fair Value Assumptions:
Dividend Yield	2.72%
Expected Volatility	21.40%
Risk Free Interest Rate	2.25%
Expected Lives (in years)	6.88

The following table presents information on the amounts expensed for the periods ended June 30, 2017 and 2016:

Share-Based Compensation Expense
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Share-Based Compensation Expense	$89	$71	$172	$145

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 29

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three and six-month periods ended June 30, 2017 and 2016.

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended June 30, 2017:
Service Cost	$350	$10	$37
Interest Cost	373	59	63
Expected Return on Plan Assets	(800)	—	—
Amortization of Prior Service (Credit) Cost	(14)	14	(3)
Amortization of Net Loss	148	33	—
Net Periodic Benefit Cost	$57	$116	$97

Plan Contributions During the Period	$—	$116	$177

For the Three Months Ended June 30, 2016:
Service Cost	$376	$8	$63
Interest Cost	424	48	15
Expected Return on Plan Assets	(828)	—	—
Amortization of Prior Service (Credit) Cost	(15)	14	(3)
Amortization of Net Loss	138	28	—
Net Periodic Benefit Cost	$95	$98	$75

Plan Contributions During the Period	$—	$112	$72

Net Periodic Benefit Cost
For the Six Months Ended June 30, 2017:
Service Cost	$700	$20	$74
Interest Cost	723	109	149
Expected Return on Plan Assets	(1,600)	—	—
Amortization of Prior Service Cost (Credit)	(28)	28	(6)
Amortization of Net Loss	296	63	—
Net Periodic Benefit Cost	$91	$220	$217

Plan Contributions During the Period	$—	$229	$230

Estimated Future Contributions in the Current Fiscal Year	$—	$229	$230

For the Six Months Ended June 30, 2016:
Service Cost	$752	$16	$125
Interest Cost	844	106	96
Expected Return on Plan Assets	(1,656)	—	—
Amortization of Prior Service (Credit) Cost	(30)	29	(6)
Amortization of Net Loss	278	56	—
Net Periodic Benefit Cost	$188	$207	$215

Plan Contributions During the Period	$—	$219	$150

We were not required to make a contribution to our qualified pension plan in 2017, and currently, we do not expect to make additional contributions in 2017. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

# 30

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended June 30, 2017 and 2016.  All share and per share amounts have been adjusted for the September 29, 2016 3% stock dividend.

Earnings Per Share
	Quarterly Period Ended:		Year-to-Date Period Ended:
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Earnings Per Share - Basic:
Net Income	$7,208	$6,647	$13,839	$13,196
Weighted Average Shares - Basic	13,485	13,372	13,485	13,357
Earnings Per Share - Basic	$0.53	$0.50	$1.03	$0.99

Earnings Per Share - Diluted:
Net Income	$7,208	$6,647	$13,839	$13,196
Weighted Average Shares - Basic	13,485	13,372	13,485	13,357
Dilutive Average Shares Attributable to Stock Options	83	57	96	48
Weighted Average Shares - Diluted	13,568	13,429	13,581	13,405
Earnings Per Share - Diluted	$0.53	$0.49	$1.02	$0.98

# 31

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2017, December 31, 2016 and June 30, 2016 were securities available-for-sale. Arrow held no securities or liabilities for trading on such dates.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
June 30, 2017
Securities Available-for Sale:
U.S. Government & Agency Obligations	$147,085	$54,676	$92,409	$—
State and Municipal Obligations	15,441	—	15,441	—
Mortgage-Backed Securities - Residential	161,077	—	161,077	—
Corporate and Other Debt Securities	2,299	—	2,299	—
Mutual Funds and Equity Securities	1,490	—	1,490	—
Total Securities Available-for-Sale	$327,392	$54,676	$272,716	$—
December 31, 2016
Securities Available-for Sale:
U.S. Government & Agency Obligations	$147,377	$54,706	$92,671	$—
State and Municipal Obligations	27,690	—	27,690	—
Mortgage-Backed Securities - Residential	167,239	—	167,239	—
Corporate and Other Debt Securities	3,308	—	3,308	—
Mutual Funds and Equity Securities	1,382	—	1,382	—
Total Securities Available-for Sale	$346,996	$54,706	$292,290	$—
June 30, 2016
Securities Available-for Sale:
U.S. Government & Agency Obligations	$157,990	$—	$157,990	$—
State and Municipal Obligations	36,425	—	36,425	—
Mortgage-Backed Securities - Residential	161,728	—	161,728	—
Corporate and Other Debt Securities	5,555	—	5,555	—
Mutual Funds and Equity Securities	1,231	—	1,231	—
Total Securities Available-for Sale	$362,929	$—	$362,929	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
June 30, 2017
Collateral Dependent Impaired Loans	$791	$—	$—	$791	$(146)
Other Real Estate Owned and Repossessed Assets, Net	1,613	—	—	1,613	(584)
December 31, 2016
Collateral Dependent Impaired Loans	$—	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	$1,686	$—	—	1,686	$(587)
June 30, 2016
Collateral Dependent Impaired Loans	$1,692	$—	$—	$1,692	$(250)
Other Real Estate Owned and Repossessed Assets, Net	933	—	—	933	(732)

# 32

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

There were no transfers between Levels 1, 2 and 3 for the three months ended June 30, 2017, December 31, 2016 and June 30, 2016.

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis
The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans. The fair value of underlying collateral is generally determined through independent appraisals, which generally include various Level 3 inputs which are not identifiable. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 15% to 25%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at June 30, 2017, December 31, 2016 and June 30, 2016.

Fair Value by Balance Sheet Grouping
The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

# 33

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Cash and Cash Equivalents	$66,077	$66,077	$66,077	$—	$—
Securities Available-for-Sale	327,392	327,392	54,676	272,716	—
Securities Held-to-Maturity	348,018	350,355	—	350,355	—
Federal Home Loan Bank and Federal Reserve Bank Stock	11,035	11,035	11,035	—	—
Net Loans	1,861,190	1,844,301	—	—	1,844,301
Accrued Interest Receivable	6,563	6,563	6,563	—	—
Deposits	2,220,038	2,212,256	2,018,424	193,832	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	40,892	40,892	40,892	—	—
Federal Home Loan Bank Overnight Advances	122,000	122,000	122,000	—	—
Federal Home Loan Bank Term Advances	55,000	55,448	—	55,448	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	252	252	252	—	—

December 31, 2016
Cash and Cash Equivalents	$57,355	$57,355	$57,355	$—	$—
Securities Available-for-Sale	346,996	346,996	54,706	292,290	—
Securities Held-to-Maturity	345,427	343,751	—	343,751	—
Federal Home Loan Bank and Federal Reserve Bank Stock	10,912	10,912	10,912	—	—
Net Loans	1,736,256	1,720,078	—	—	1,720,078
Accrued Interest Receivable	6,684	6,684	6,684	—	—
Deposits	2,116,546	2,109,557	1,917,233	192,324	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	35,836	35,836	35,836	—	—
Federal Home Loan Bank Overnight Advances	123,000	123,000	123,000	—	—
Federal Home Loan Bank Term Advances	55,000	55,118	—	55,118	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	247	247	247	—	—

June 30, 2016
Cash and Cash Equivalents	$63,115	$63,115	$63,115	$—	$—
Securities Available-for-Sale	362,929	362,929	—	362,929	—
Securities Held-to-Maturity	343,814	354,778	—	354,778	—
Federal Home Loan Bank and Federal Reserve Bank Stock	9,961	9,961	9,961	—	—
Net Loans	1,655,692	1,664,713	—	—	1,664,713
Accrued Interest Receivable	6,383	6,383	6,383	—	—
Deposits	2,072,385	2,067,328	1,869,865	197,463	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	41,497	41,497	41,497	—	—
Federal Home Loan Bank Overnight Advances	102,000	102,000	102,000	—	—
Federal Home Loan Bank Term Advances	55,000	56,145	—	56,145	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	231	231	231	—	—

# 34

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

# 35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Arrow Financial Corporation:

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of June 30, 2017 and 2016, the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2017 and 2016, and the statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.

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
August 8, 2017

# 36

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2017

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 348 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for March 31, 2017 (the most recent such Report currently available), and peer group data contained herein has been derived from such Report.

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

Examples of Forward-Looking Statements:
Topic	Page	Location
Future compliance with regulatory capital standards	46	First paragraph under "Regulatory Capital and Increase in Stockholders' Equity"
VISA	47	"VISA Class B Common Stock"
Impact of market rate structure on net interest margin, loan yields and deposit rates	51	All paragraphs under "Quarterly Taxable Equivalent Yield on Loans"
Impact of market rate structure on net interest margin, loan yields and deposit rates	65	Last paragraph under "Quantitative and Qualitative Disclosures about Market Risk
Future level of residential real estate loans	50	Both paragraphs under "Residential Real Estate Loans"
Future level of indirect consumer loans	51	Last paragraph under "Consumer Loans"
Future level of commercial loans	51	Third paragraph under "Commercial Loans, and Commercial Real Estate Loans"
Impact of changes in mortgage rates	53	Paragraph under "Investment Sales, Purchases and Maturities"
Provision for loan losses	54	First paragraph in section
Future level of nonperforming assets	54	Last four paragraphs under "Risk Elements"
Liquidity	57	Last paragraph under "LIQUIDITY"
Fees for other services to customers	60, 63	Second paragraph under "Noninterest Income"

# 37

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

# 38

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

# 39

Arrow Financial Corporation Selected Quarterly Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
Net Income	$7,208	$6,631	$6,600	$6,738	$6,647
Transactions Recorded in Net Income (Net of Tax):
Net Gain (Loss) on Securities Transactions	—	—	(101)	—	88

Share and Per Share Data:(1)
Period End Shares Outstanding	13,495	13,481	13,483	13,426	13,388
Basic Average Shares Outstanding	13,485	13,484	13,441	13,407	13,372
Diluted Average Shares Outstanding	13,568	13,594	13,565	13,497	13,429
Basic Earnings Per Share	$0.53	$0.49	$0.49	$0.50	$0.50
Diluted Earnings Per Share	0.53	0.49	0.49	0.50	0.49
Cash Dividend Per Share	0.250	0.250	0.250	0.243	0.243

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	24,480	23,565	34,731	21,635	22,195
Investment Securities	684,570	695,615	684,906	696,712	701,526
Loans	1,842,543	1,781,113	1,726,738	1,680,850	1,649,401
Deposits	2,206,365	2,161,798	2,160,156	2,063,832	2,082,449
Other Borrowed Funds	207,270	205,436	157,044	209,946	165,853
Stockholders’ Equity	239,396	235,257	230,198	228,048	223,234
Total Assets	2,677,843	2,626,470	2,572,425	2,528,124	2,496,795
Return on Average Assets, annualized	1.08%	1.02%	1.02%	1.06%	1.07%
Return on Average Equity, annualized	12.08%	11.43%	11.41%	11.75%	11.98%
Return on Tangible Equity, annualized (2)	13.45%	12.76%	12.77%	13.18%	13.47%
Average Earning Assets	2,551,593	2,500,293	2,446,375	2,399,197	2,373,122
Average Paying Liabilities	2,005,421	1,977,628	1,933,974	1,892,583	1,891,017
Interest Income, Tax-Equivalent (3)	21,875	20,945	20,709	20,222	20,154
Interest Expense	1,699	1,536	1,404	1,405	1,284
Net Interest Income, Tax-Equivalent (3)	20,176	19,409	19,305	18,817	18,870
Tax-Equivalent Adjustment (3)	949	948	939	940	917
Net Interest Margin, annualized (3)	3.17%	3.15%	3.14%	3.12%	3.20%

Efficiency Ratio Calculation: (4)
Noninterest Expense	$15,637	$15,475	$15,272	$15,082	$14,884
Less: Intangible Asset Amortization	70	71	73	74	74
Net Noninterest Expense	15,567	15,404	15,199	15,008	14,810
Net Interest Income, Tax-Equivalent (3)	20,176	19,409	19,305	18,817	18,870
Noninterest Income	7,057	6,695	6,648	7,114	7,194
Less: Net Securities Gain (Loss)	—	—	(166)	—	144
Net Gross Income	27,233	26,104	26,119	25,931	25,920
Efficiency Ratio (Non-GAAP)	57.16%	59.01%	58.19%	57.88%	57.14%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$240,752	$236,111	$232,852	$229,208	$225,373
Book Value per Share (1)	17.84	17.51	17.27	17.07	16.83
Goodwill and Other Intangible Assets, net	24,355	24,448	24,569	24,675	24,758
Tangible Book Value per Share (1,2)	16.04	15.70	15.45	15.23	14.98

Capital Ratios:(5)
Tier 1 Leverage Ratio	9.35%	9.37%	9.47%	9.44%	9.37%
Common Equity Tier 1 Capital Ratio	12.68%	12.84%	12.97%	12.80%	12.74%
Tier 1 Risk-Based Capital Ratio	13.79%	13.99%	14.14%	13.98%	13.95%
Total Risk-Based Capital Ratio	14.77%	14.98%	15.15%	14.99%	14.96%

Assets Under Trust Administration and Investment Management	$1,356,262	$1,333,690	$1,301,408	$1,284,051	$1,250,770
# 40

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 29, 2016, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 38.

		6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
	Total Stockholders' Equity (GAAP)	$240,752	$236,111	$232,852	$229,208	$225,373
	Less: Goodwill and Other Intangible assets, net	24,355	24,448	24,569	24,675	24,758
	Tangible Equity (Non-GAAP)	$216,397	$211,663	$208,283	$204,533	$200,615

	Period End Shares Outstanding	13,495	13,481	13,483	13,426	13,388
	Tangible Book Value per Share (Non-GAAP)	$16.04	$15.70	$15.45	$15.23	$14.98
	Net Income	7,208	6,631	6,600	6,738	6,647
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	13.45%	12.76%	12.77%	13.18%	13.47%
3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 38.

		6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
	Interest Income (GAAP)	$20,926	$19,997	$19,770	$19,282	$19,237
	Add: Tax-Equivalent adjustment (Non-GAAP)	949	948	939	940	917
	Interest Income - Tax Equivalent (Non-GAAP)	$21,875	$20,945	$20,709	$20,222	$20,154
	Net Interest Income (GAAP)	$19,227	$18,461	$18,366	$17,877	$17,953
	Add: Tax-Equivalent adjustment (Non-GAAP)	949	948	939	940	917
	Net Interest Income - Tax Equivalent (Non-GAAP)	$20,176	$19,409	$19,305	$18,817	$18,870
	Average Earning Assets	$2,551,593	$2,500,293	$2,446,375	$2,399,197	$2,373,122
	Net Interest Margin (Non-GAAP)*	3.17%	3.15%	3.14%	3.12%	3.20%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. We believe the efficiency ratio provides investors with information that is useful in understanding our financial performance. We define our efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 38.

5.
For the recently-completed quarter, all of the regulatory capital ratios in the table on page 40 and the table in this Note 5, below, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. The Common Equity Tier 1 Capital Ratio (CET1 Ratio) of Arrow as of 6/30/2017 that is listed in the tables (i.e., 12.68%) not only exceeds the currently required minimum CET1 Ratio (including Conservation Buffer) of 5.750%, but also exceeds the minimum CET1 Ratio that will be required when the Conservation Buffer is fully phased-in, on January 1, 2019, of 7.00% (including the ultimate required Conservation Buffer of 2.50%).

		6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
	Total Risk Weighted Assets	$1,802,455	$1,747,318	$1,707,829	$1,690,646	$1,662,381
	Common Equity Tier 1 Capital	228,586	224,369	221,472	216,382	211,801
	Common Equity Tier 1 Capital Ratio	12.68%	12.84%	12.97%	12.80%	12.74%

     * Quarterly ratios have been annualized

# 41

Arrow Financial Corporation Selected Year-to-Date Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Six Months Ended	6/30/2017	6/30/2016
Net Income	$13,839	$13,196
Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	—	88

Share and Per Share Data:(1)
Period End Shares Outstanding	13,495	13,388
Basic Average Shares Outstanding	13,485	13,357
Diluted Average Shares Outstanding	13,581	13,405
Basic Earnings Per Share	$1.03	$0.99
Diluted Earnings Per Share	1.02	0.98
Cash Dividend Per Share	0.50	0.49

Selected Year-to-Date Average Balances:
Interest-Bearing Deposits at Banks	24,025	21,680
Investment Securities	690,061	709,025
Loans	1,811,998	1,622,210
Deposits	2,184,204	2,076,207
Other Borrowed Funds	206,358	154,564
Stockholders’ Equity	237,338	220,771
Total Assets	2,652,298	2,476,613
Return on Average Assets, annualized	1.05%	1.07%
Return on Average Equity, annualized	11.76%	12.02%
Return on Tangible Equity, annualized (Non-GAAP) (2)	13.11%	13.55%
Average Earning Assets	2,526,084	2,352,915
Average Paying Liabilities	1,991,601	1,879,237
Interest Income, Tax-Equivalent (Non-GAAP) (3)	42,820	39,703
Interest Expense	3,235	2,547
Net Interest Income, Tax-Equivalent (Non-GAAP) (3)	39,585	37,156
Tax-Equivalent Adjustment (Non-GAAP) (3)	1,897	1,840
Net Interest Margin, annualized (Non-GAAP) (3)	3.16%	3.18%

Efficiency Ratio Calculation: (4)
Noninterest Expense	31,112	29,255
Less: Intangible Asset Amortization	141	150
Net Noninterest Expense	30,971	29,105
Net Interest Income, Tax-Equivalent (Non-GAAP) (3)	39,585	37,156
Noninterest Income	13,752	14,070
Less: Net Securities Gain	—	144
Net Gross Income	53,337	51,082
Efficiency Ratio (Non-GAAP)	58.07%	56.98%

# 42

Arrow Financial Corporation
Selected Year-to-Date Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 29, 2016, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 38.

		6/30/2017	6/30/2016
	Total Stockholders' Equity (GAAP)	$240,752	$225,373
	Less: Goodwill and Other Intangible assets, net	24,355	24,758
	Tangible Equity (Non-GAAP)	$216,397	$200,615

	Period End Shares Outstanding	13,495	13,388
	Tangible Book Value per Share (Non-GAAP)	$16.04	$14.98
	Net Income	13,839	13,196
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	13.11%	13.55%

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 38.

		6/30/2017	6/30/2016
	Interest Income (GAAP)	$40,923	$37,863
	Add: Tax-Equivalent adjustment (Non-GAAP)	$1,897	$1,840
	Net Interest Income - Tax Equivalent (Non-GAAP)	$42,820	$39,703
	Net Interest Income (GAAP)	$37,688	$35,316
	Add: Tax-Equivalent adjustment (Non-GAAP)	1,897	1,840
	Net Interest Income - Tax Equivalent (Non-GAAP)	$39,585	$37,156
	Average Earning Assets	$2,526,084	$2,352,915
	Net Interest Margin (Non-GAAP)*	3.16%	3.18%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. We believe the efficiency ratio provides investors with information that is useful in understanding our financial performance. We define our efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). See "Use of Non-GAAP Financial Measures" on page 38.

* Year-to-date ratios have been annualized

# 43

Average Consolidated Balance Sheets and Net Interest Income Analysis
(see “Use of Non-GAAP Financial Measures” on page 38)
(Fully Taxable Basis using a marginal tax rate of 35%)
(Dollars In Thousands)

Quarter Ended June 30:	2017			2016
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$24,480	$78	1.28%	$22,195	$34	0.62%
Investment Securities:
Fully Taxable	400,315	2,018	2.02	428,611	2,023	1.90
Exempt from Federal Taxes	284,255	2,351	3.32	272,915	2,260	3.33
Loans	1,842,543	17,428	3.79	1,649,401	15,837	3.86
Total Earning Assets	2,551,593	21,875	3.44	2,373,122	20,154	3.42
Allowance for Loan Losses	(17,143)			(16,242)
Cash and Due From Banks	35,029			30,113
Other Assets	108,364			109,802
Total Assets	$2,677,843			$2,496,795
Deposits:
Interest-Bearing Checking Accounts	$918,235	381	0.17	$928,904	311	0.13
Savings Deposits	681,197	317	0.19	602,625	224	0.15
Time Deposits of $250,000 or More	31,126	66	0.85	29,487	98	1.34
Other Time Deposits	167,593	232	0.56	164,148	164	0.40
Total Interest-Bearing Deposits	1,798,151	996	0.22	1,725,164	797	0.19
Short-Term Borrowings	132,270	271	0.82	90,853	81	0.36
FHLBNY Term Advances and Other Long-Term Debt	75,000	432	2.31	75,000	406	2.18
Total Interest-Bearing Liabilities	2,005,421	1,699	0.34	1,891,017	1,284	0.27
Demand Deposits	408,214			357,285
Other Liabilities	24,812			25,259
Total Liabilities	2,438,447			2,273,561
Stockholders’ Equity	239,396			223,234
Total Liabilities and Stockholders’ Equity	$2,677,843			$2,496,795
Net Interest Income (Tax-equivalent Basis) (Non-GAAP) (1)		20,176			18,870
Reversal of Tax Equivalent Adjustment		(949)	(0.15)%		(917)	(0.16)%
Net Interest Income		$19,227			$17,953
Net Interest Spread (Non-GAAP) (1)			3.10%			3.15%
Net Interest Margin (Non-GAAP) (1)			3.17%			3.20%

1 See Note 3 on p. 43

# 44

Average Consolidated Balance Sheets and Net Interest Income Analysis
(see “Use of Non-GAAP Financial Measures” on page 38)
(Fully Taxable Basis using a marginal tax rate of 35%)
(Dollars In Thousands)
Six-Month Period Ended June 30:	2017			2016
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$24,025	$138	1.16%	$21,680	$66	0.61%
Investment Securities:
Fully Taxable	402,876	4,012	2.01	437,328	4,113	1.89
Exempt from Federal Taxes	287,185	4,712	3.31	271,697	4,529	3.35
Loans	1,811,998	33,958	3.78	1,622,210	30,995	3.84
Total Earning Assets	2,526,084	42,820	3.42	2,352,915	39,703	3.39
Allowance for Loan Losses	(17,060)			(15,548)
Cash and Due From Banks	35,276			30,450
Other Assets	107,998			108,796
Total Assets	$2,652,298			$2,476,613
Deposits:
Interest-Bearing Checking Accounts	$906,637	712	0.16	$929,401	621	0.13
Savings Deposits	679,439	608	0.18	603,388	446	0.15
Time Deposits of $250,000 or More	32,435	121	0.75	28,707	185	1.30
Other Time Deposits	166,732	460	0.56	163,177	333	0.41
Total Interest-Bearing Deposits	1,785,243	1,901	0.21	1,724,673	1,585	0.18
Short-Term Borrowings	131,358	481	0.74	79,564	151	0.38
FHLBNY Term Advances and Other Long-Term Debt	75,000	853	2.29	75,000	811	2.17
Total Interest-Bearing Liabilities	1,991,601	3,235	0.33	1,879,237	2,547	0.27
Demand Deposits	398,961			351,534
Other Liabilities	24,398			25,071
Total Liabilities	2,414,960			2,255,842
Stockholders’ Equity	237,338			220,771
Total Liabilities and Stockholders’ Equity	$2,652,298			$2,476,613
Net Interest Income (Tax-equivalent Basis) (Non-GAAP)		39,585			37,156
Reversal of Tax Equivalent Adjustment		(1,897)	(0.15)%		(917)	(0.08)%
Net Interest Income		$37,688			$36,239
Net Interest Spread (Non-GAAP) (1)			3.09%			3.12%
Net Interest Margin (Non-GAAP) (1)			3.16%			3.18%

1 See Note 3 on p. 43

# 45

OVERVIEW
We reported net income for the second quarter of 2017 of $7.2 million, an increase of $561 thousand, or 8.4%, over our net income for the second quarter of 2016. Diluted earnings per share (EPS) for the quarter were $0.53, an increase of 8.2% from the EPS of $0.49 reported for the second quarter of 2016. Return on average equity (ROE) for the second quarter of 2017 continued to be strong at 12.08%, up from an ROE of 11.98% for the quarter ended June 30, 2016. Return on average assets (ROA) for the 2017 second quarter was 1.08%, an increase from an ROA of 1.07% for the quarter ended June 30, 2016. Tax-equivalent net interest income (a non-GAAP measure) increased between the respective quarters by approximately 6.9%, mainly due to the 7.5% increase in average earning assets. The composition of earning assets changed in the current quarter through an increase in higher yielding loans and a decrease in lower yielding investment securities. Specifically, total loans increased between the respective period ends by $206.1 million, or 12.3%, while investment securities decreased by $7.0 million, or 1.0%. Salaries and employee benefits expenses increased by 8.0% in the second quarter of 2017 compared to the 2016 quarter, due to increased staffing levels, normal salary increases, and increases in medical claims under our health benefit plans. Total assets were $2.72 billion at June 30, 2017, which represented an increase of $116.5 million, or 4.5%, from the level at December 31, 2016, and an increase of $181.5 million, or 7.1%, from the June 30, 2016 level.
The changes in net income, net interest income and net interest margin between the three and six-month periods are more fully described under the heading "RESULTS OF OPERATIONS," beginning on page 59.
Stockholders’ equity was $240.8 million at June 30, 2017, an increase of $7.9 million, or 3.4%, from the December 31, 2016 level of $232.9 million, and an increase of $15.4 million, or 6.8%, from the prior year level. The components of the change in stockholders’ equity since year-end 2016 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
Regulatory Capital and Increase in Stockholders' Equity: At June 30, 2017, we exceeded by a substantial amount all required minimum capital ratios under the new bank regulatory capital rules at both the holding company and bank levels. At that date, both of our banks, as well as our holding company, continued to qualify as "well-capitalized" under the revised capital classification guidelines that became effective contemporaneously with the new bank regulatory capital rules in 2015. Because of our continued profitability and strong asset quality, our regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present. As a result of the Dodd-Frank Act, however, required minimum regulatory capital levels for insured banks and their parent holding companies will continue to increase, as a percentage of risk-based assets in the upcoming years through 2019.
At June 30, 2017, our book value per share was $17.84, up by 6.0% over the year earlier level, and our tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $16.04, an increase of $1.06, or 7.1%, over the level as of June 30, 2016. See the disclosure on page 38 related to our use of non-GAAP financial measures generally, and tangible book value, specifically. In the first six months of 2017, total stockholders' equity increased by 3.4% and our total book value per share also increased by 3.3%. The increase in stockholders' equity over the first six months of 2017 principally reflected the following factors: (i) $13.8 million of net income for the period and (ii) issuance of $2.1 million of common stock through our employee benefit and dividend reinvestment plans; reduced by (iii) cash dividends of $6.7 million; and (iv) repurchases of our own common stock, primarily in connection with our approved treasury stock repurchase plan, of $1.9 million. On June 30, 2017, our closing stock price was $31.65, representing a trading multiple of 1.97 to our tangible book value. As adjusted for a 3.0% stock dividend distributed September 29, 2016, the Company paid a quarterly cash dividend of $0.243 per share for each of the first three quarters of 2016, and a cash dividend of $0.25 per share for the last quarter of 2016 and the first and second quarters of 2017.

Loan Quality: Our net charge-offs for the second quarter of 2017 were $196 thousand as compared to $158 thousand for the comparable 2016 quarter. Our ratio of net charge-offs to average loans (annualized) was 0.04% for the second quarter of 2017 compared to 0.04% for the second quarter of 2016. Our peer group's weighted average ratio of net charge-offs to average loans was 0.05% for the quarter ended March 31, 2017. See page 37 for a discussion of our peer group. At June 30, 2017, our allowance for loan losses was $17.4 million representing 0.93% of total loans, down 4 basis points from the December 31, 2016 ratio. We believe this allowance is appropriate and reflects the continuing strong credit quality in the loan portfolio.
Nonperforming loans were $7.1 million at June 30, 2017, representing 0.38% of period-end loans, a decrease of 5 basis points from our year-earlier ratio, which compares favorably with the weighted average ratio of our peer group of 0.75% at March 31, 2017.

Loan Segments: During the second quarter of 2017, we experienced increases in outstanding balances in each of the largest segments of our loan portfolio, without any significant deterioration in our credit quality. During the quarter, our total loans grew by $67.8 million, or 3.7%. The largest portion of such increase in dollar terms was in residential real estate loans, which expanded by $27.1 million, or 3.8%. The largest percentage increase was in our commercial loan portfolio, which grew by $7.4 million, or 6.2%.

Commercial Loans: These loans comprised 6.7% of our loan portfolio at period-end. The business sector in our service area, including small- and mid-sized businesses with headquarters in the area, continued to be in reasonably good financial condition at period-end, and some lines of business appear to be experiencing modest improvement during the year.
Commercial Real Estate Loans: These loans comprised 23.5% of our loan portfolio at period-end. Commercial property values in our region have remained stable in recent periods. We update the appraisals on our nonperforming and watched CRE loan properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.

# 46

Consumer Loans: These loans (primarily automobile loans) comprised 30.8% of our loan portfolio at period-end. Consumer automobile loans at June 30, 2017, were $571 million, or 98.7% of this portfolio segment. In the first six months of 2017, we did not experience any significant increase in our delinquency rate or in the percentage of nonperforming loans in this segment.
Residential Real Estate Loans: These loans, including home equity loans, made up 39.0% of our portfolio at period-end. The residential real estate market in our service area has been stable in recent periods. During the first six months of 2017, refinancings of our own loans represented about 20% of our total originations. We originated nearly all of the residential real estate loans currently held in our portfolio and apply conservative underwriting standards to our originations. We typically sell a portion, sometimes a significant portion, of our residential real estate mortgage originations into the secondary market, although our sales of originations as a percentage of our total originations have diminished somewhat in recent periods.

Liquidity and Access to Credit Markets: We have not experienced any liquidity problems or special concerns thus far in 2017, nor did we in any prior years back to and during the financial crisis. The terms of our lines of credit with our correspondent banks, the Federal Home Loan Bank of New York ("FHLBNY") and the Federal Reserve Bank have not changed significantly in recent periods (see our general liquidity discussion on page 57). Historically, we have principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (our main liability-based sources are overnight borrowing arrangements with our correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). We regularly perform a liquidity stress test and periodically test our contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.

Visa Class B Common Stock: We, like other former Visa member banks, bear some indirect contingent liability for Visa's future liability under a settlement regarding certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the remaining litigation escrow account amount. In light of the current state of covered litigation at Visa, which is winding down, as well as the substantial remaining dollar amounts in Visa's escrow fund, we determined that the balance that Visa maintains in its escrow fund is substantially sufficient to satisfy Visa's remaining direct liability to such claims without further resort to the contingent liability of the former Visa member banks such as ours. At June 30, 2017, the Company held 27,771 shares of Visa Class B common stock. A potential future conversion of these shares into Visa Class A common stock could result in approximately 46 thousand shares. There continue to be restrictions remaining on Visa Class B shares held by us. We continue not to recognize any economic value for these shares.

# 47

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	June 30, 2017	December 31, 2016	June 30, 2016	From December	From June	From December	From June
Interest-Bearing Bank Balances	$26,972	$14,331	$16,976	$12,641	$9,996	88.2%	58.9%
Securities Available-for-Sale	327,392	346,996	362,929	(19,604)	(35,537)	(5.6)%	(9.8)%
Securities Held-to-Maturity	348,018	345,427	343,814	2,591	4,204	0.8%	1.2%
Loans (1)	1,878,632	1,753,268	1,672,490	125,364	206,142	7.2%	12.3%
Allowance for Loan Losses	17,442	17,012	16,798	430	644	2.5%	3.8%
Earning Assets (1)	2,592,049	2,470,934	2,406,170	121,115	185,879	4.9%	7.7%
Total Assets	$2,721,721	$2,605,242	$2,540,242	$116,479	$181,479	4.5%	7.1%
Demand Deposits	$433,480	$387,280	$368,378	$46,200	$65,102	11.9%	17.7%
Interest-Bearing Checking Accounts	905,624	877,988	900,974	27,636	4,650	3.1%	0.5%
Savings Deposits	679,320	651,965	600,513	27,355	78,807	4.2%	13.1%
Time Deposits over $250,000	33,630	32,878	72,730	752	(39,100)	2.3%	(53.8)%
Other Time Deposits	167,984	166,435	129,790	1,549	38,194	0.9%	29.4%
Total Deposits	$2,220,038	$2,116,546	$2,072,385	$103,492	$147,653	4.9%	7.1%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$40,892	$35,836	$41,497	$5,056	$(605)	14.1%	(1.5)%
FHLB Advances - Overnight	122,000	123,000	102,000	(1,000)	20,000	(0.8)%	19.6%
FHLB Advances - Term	55,000	55,000	55,000	—	—	—%	—%
Stockholders' Equity	240,752	232,852	225,373	7,900	15,379	3.4%	6.8%
(1) Includes Nonaccrual Loans

Municipal Deposits: Fluctuations in balances of our interest-bearing checking and savings accounts and time deposits greater than $250,000 are largely the result of municipal deposit fluctuations.  Municipal deposits on average represent 28% to 34% of our total deposits. Municipal deposits are typically placed in interest-bearing checking and savings accounts, as well as various time deposits.
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
If in the future, interest rates begin to rise significantly or the competition for municipal deposits otherwise becomes more intense, we may experience a sustained decrease in municipal deposit levels and/or an elevation in the rates we are forced to pay on such deposits above our normal rates.
Changes in Sources of Funds: Our total deposits increased $103.5 million, or 4.9%, from December 31, 2016 to June 30, 2017. While our municipal deposits decreased slightly by 0.9% during the period, our consumer and business deposit balances increased by 7.3%. While most of our significant loan growth during the first quarter was funded by our increase in deposits, we also use as necessary one or more of our alternate sources of funds, including overnight and term advances from the FHLB. At June 30, 2017, our overnight advances from the FHLB were $122 million, down slightly from the 2016 year end balance of $123 million and up $20 thousand from the balance on June 30, 2016. At June 30, 2017, our term advances from the FHLB were $55.0 million, unchanged from both our year-end 2016 balance and our June 30, 2016 balance.
Changes in Earning Assets: Our loan portfolio at June 30, 2017, was $1.88 billion, up by $125.4 million, or 7.2%, from the December 31, 2016 level and up by $206.1 million, or 12.3%, from the June 30, 2016 level. We experienced the following trends in our four largest segments:

1.
Commercial loans. This segment of our portfolio increased significantly by $21.1 million, or 20.1%, during the first six months of 2017, representing the impact of demand for such loans during the period.

2. Commercial real estate loans. This segment of our portfolio increased by $10.2 million, or 2.4%, during the first six months of 2017, representing the continued strong demand for such loans offset in part by a few large payoffs during the period.

3.
Consumer loans (primarily automobile loans through indirect lending). As of June 30, 2017, these loans, primarily auto loans, had increased by $41.4 million, or 7.7%, from the December 31, 2016 balance, reflecting a continuation of strong demand for new and used vehicles region-wide and an expansion of our dealer network for indirect lending.

4. Residential real estate loans. This segment increased during the first six months of 2017, by $52.7 million, or 7.8%. As in prior periods, we elected to sell a portion of the residential mortgage loans we originated during the period to Freddie Mac. Gross originations were up during the period, compared to the comparable 2016 period, and we retained a higher percentage of our originations than in the

# 48

year earlier period. Nevertheless, demand for new mortgage loans remained strong throughout the first quarter, reflecting continuing low rates and a stable local economy with low unemployment.

Most of our incoming cash flows during the first six months of 2017 came from increased deposit balances (some of which were seasonal). We used these positive cash-flows as well as loan amortization payments and a reduction in our investment securities portfolio to principally fund our loan growth. Our investment securities portfolio decreased slightly between December 31, 2016 and June 30, 2017, by $17.0 million, or 2.5%.

Deposit Trends
The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The principal change in deposit balances over the period was the steady increase in demand deposits and savings deposits from June 30, 2016 to June 30, 2017. As mentioned previously, the volatility in interest-bearing checking deposit account balances is mainly due to seasonal fluctuations in municipal deposits. If and to the extent that interest rates, and corresponding deposit rates, across all maturities, begin to increase in future periods from their current continuing very low rates, we would expect these trends to change, as depositors shift back to higher-rate, longer term deposits, putting heightened pressure on our net interest margin.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
Demand Deposits	$408,214	$389,606	$383,226	$381,195	$357,285
Interest-Bearing Checking Accounts	918,235	894,911	921,971	869,439	928,904
Savings Deposits	681,197	677,662	649,928	607,850	602,625
Time Deposits over $250,000	31,126	33,758	39,058	41,267	29,487
Other Time Deposits	167,593	165,861	165,973	164,081	164,148
Total Deposits	$2,206,365	$2,161,798	$2,160,156	$2,063,832	$2,082,449

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
Demand Deposits	18.5%	18.0%	17.7%	18.5%	17.2%
Interest-Bearing Checking Accounts	41.6%	41.4%	42.7%	42.1%	44.6%
Savings Deposits	30.9%	31.3%	30.1%	29.4%	28.9%
Time Deposits over $250,000	1.4%	1.6%	1.8%	2.0%	1.4%
Other Time Deposits	7.6%	7.7%	7.7%	8.0%	7.9%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.17	0.15	0.15	0.15	0.13
Savings Deposits	0.19	0.17	0.16	0.15	0.15
Time Deposits over $250,000	0.85	0.66	0.55	0.59	0.67
Other Time Deposits	0.56	0.56	0.60	0.56	0.51
Total Deposits	0.18	0.17	0.16	0.16	0.15

During the quarter ended June 30, 2017, our average deposit cost on most deposit categories increased slightly due to certain deposit customers shifting funds to higher rate deposit products. In addition, we have increased our rates on promotional time deposits over $250,000. This shift may represent merely the beginning of a general increase in deposit rates for banks in response to the program initiated by the Federal Reserve in late 2015 to drive up short term rates through a series of gradual rate increases. Given the uncertainty surrounding the future of interest rates, we are unable to predict at this time what the short- or long-term effect of the Federal Reserve’s interest rate determinations may be.

Non-Deposit Sources of Funds
We have several sources of funding other than new deposits. Historically, we have borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances." These structured advances typically have original maturities of 3 to 10 years with some advances being callable by the FHLB

# 49

at certain dates. If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest. We currently do not have any structured advances in this portfolio.
We no longer rely on TRUPs as a source of new funds. As a result of the passage of the Dodd-Frank Act in 2010 and its removal of Tier 1 regulatory capital treatment for TRUPs issued after the Act's grandfathering date, we like all insured financial institutions of our size or larger have not issued any TRUPs since that date and are not likely to issue any TRUPs in the future. However, consistent with the grandfathering provision in Dodd-Frank, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on our consolidated balance sheet as of June 30, 2017 (i.e., our previously issues TRUPS) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed, as is further discussed under “Capital Resources” beginning on page 55 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if any of certain other unanticipated but negative events should occur, such as any adverse change in tax laws that might deny the Company the ability to deduct interest paid on these obligations for federal income tax purposes.

Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type. For purposes of the following tables only, we have broken out Home Equity loans from Residential Real Estate loans (they are otherwise included in a single category in this Report). We have also combined Commercial Loans and Commercial Real Estate Loans into a single category (they are treated as separate categories in other sections of this Report). Over the last five quarters, the average balances for all of the below-listed categories of loans have steadily increased.

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
Commercial and Commercial Real Estate	$556,014	$541,187	$532,456	$524,523	$519,775
Residential Real Estate	538,884	518,263	490,427	470,865	462,253
Home Equity	138,125	135,910	135,939	133,009	131,513
Consumer Loans (1)	609,520	585,753	567,916	552,454	535,860
Total Loans	$1,842,543	$1,781,113	$1,726,738	$1,680,851	$1,649,401

Percentage of Total Quarterly Average Loans

	Quarter Ended
	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
Commercial and Commercial Real Estate	30.2%	30.4%	30.8%	31.2%	31.5%
Residential Real Estate	29.2%	29.1%	28.4%	28.0%	28.0%
Home Equity	7.5%	7.6%	7.9%	7.9%	8.0%
Consumer Loans (1)	33.1%	32.9%	32.9%	32.9%	32.5%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise included by us as part of our residential real estate loans in this Report.

Maintenance of High Quality in the Loan Portfolio: We did not experience any material weakening in the quality of our loan portfolio or any segment thereof. In general, we have historically underwritten our residential real estate loans to secondary market standards for prime loans and have not engaged in subprime mortgage lending as a business line. Similarly, we have historically applied high underwriting standards in our commercial and commercial real estate lending operations and generally in our indirect (automobile) lending program as well. We have occasionally made loans, including indirect loans, to borrowers having FICO scores below the highest credit quality classifications, where special circumstances such as competitive considerations have led us to conclude it was appropriate to do so, with suitable protections against any enhanced perceived risk in such loans. We also have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising 39.0% of the entire portfolio at June 30, 2017), eclipsing both our commercial and commercial real estate loans, which represented 30.2% of the portfolio on that date, and our consumer loans (primarily automobile loans), which were 30.8% of the portfolio. Our gross originations for residential real estate loans (including refinancings of pre-existing mortgage loans) were $98.0 million and $71.6 million for the first six months of 2017 and 2016, respectively. We expect this trend (i.e., substantially increased originations over the prior year periods) to continue during 2017. Origination totals substantially exceeded the sum of repayments and prepayments in the second quarters of both years, but in each period we also sold a portion of these originations on or immediately after origination. In the first six months of 2017, we sold $7.7 million, or 7.8%, of our originations. In the first six months of 2016, we sold a larger dollar amount, $10.4 million, or 14.5%, of our originations. During recent periods, commencing in 2014, we have offered additional

# 50

competitive products for variable rate (adjustable) residential real estate and construction loans. These variable rate loans have not been subprime loans. We have not sold any of these variable rate loans into the secondary market.

Commercial Loans and Commercial Real Estate Loans: For the first six months of 2017, combined commercial and commercial real estate loan originations continued to be strong, with an annualized growth rate of 7.7%.
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

Consumer Loans (primarily automobile loans through indirect lending): At June 30, 2017, our automobile loans (primarily loans originated through dealerships located in upstate New York and Vermont) represented the third largest category of loans in our portfolio, and continued to be a significant component of our business comprising almost a third of our loan portfolio.
Our new automobile loan volume for the first six months of 2017 remained strong, at $160.0 million, up from the $149.0 million originated in first six months of 2016. As a result of these originations, our consumer loan portfolio also grew in the first six months of 2017, by $41.4 million, or 7.7%, from our December 31, 2016 balance.
For credit quality purposes, we assign our potential automobile loan customers into one of four tiers, ranging from lower to higher quality in terms of anticipated credit risk. In recent periods a slightly higher ratio of our automobile loan originations have involved customers in the lower two tiers, i.e., loans entailing somewhat higher credit risk. However, in the first six months of 2017, we experienced no significant increase in our net charge-offs on automobile loans. Our lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this segment of our portfolio.
Recently, several market indicators have suggested that auto loan demand is weakening somewhat on a national scale, although not in every market area. Our average maturity for automobile loan originations has expanded in recent years, reflective of a larger market development. If we encounter some weakening in auto demand in our service area (and we have not, to date), we may experience limited, if any, overall growth in this segment of our portfolio in upcoming periods, regardless of whether the auto company lending affiliates continue to offer highly-subsidized loans. Of course, in this segment of our portfolio, as in the other segments, any substantial increase in prevailing interest rates in upcoming periods, presumably in response to the Fed's rate rise program, would likely have some negative impact on our originations. The same also may occur if economic conditions in our indirect loan service area should generally weaken in upcoming periods.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
Commercial and Commercial Real Estate	4.30%	4.25%	4.29%	4.28%	4.44%
Residential Real Estate	4.03%	4.10%	4.09%	4.20%	4.22%
Home Equity	3.41%	3.28%	3.11%	3.13%	3.08%
Consumer Loans	3.21%	3.14%	3.18%	3.19%	3.18%
Total Loans	3.79%	3.76%	3.78%	3.82%	3.86%

The average yield in our total loan portfolio during the second quarter of 2017 was down slightly compared to the average yield during the second quarter of 2016 but was up slightly compared to the average yield in the total portfolio during the immediately preceding quarter (the first quarter of 2017). All loan yields in the current quarter increased in comparison to the immediately preceding quarter with the exception of the residential real estate portfolio. The residential real estate portfolio yield continued to decline due to an increase in our sales of higher yielding loans. Generally, average rates on newly-originated loans made by us in all segments of our portfolio in the recently-completed quarter were at least equal to, and in most cases slightly above, the average rates for comparable loans originated by us in the immediately preceding quarter and in the year-earlier quarter.
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

# 51

Investment Portfolio Trends
The table below presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2016 to June 30, 2017 (in thousands).
The net reduction in the two portfolios on a combined basis during the period (of $13.0 million, or 1.9%) reflected our strategy in recent years to reallocate earning assets from investment securities to higher yielding loans to maximize earning asset yields.

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	6/30/2017	12/31/2016	Change	6/30/2017	12/31/2016	Change
Securities Available-for-Sale:
U.S. Treasury Securities	$54,676	$54,706	$(30)	$78	$5	$73
U.S. Agency Securities	92,409	92,671	(262)	93	262	(169)
State and Municipal Obligations	15,441	27,690	(12,249)	31	6	25
Mortgage-Backed Securities-Residential	161,077	167,239	(6,162)	(247)	(950)	703
Corporate and Other Debt Securities	2,299	3,308	(1,009)	(201)	(204)	3
Mutual Funds and Equity Securities	1,490	1,382	108	370	262	108
Total	$327,392	$346,996	$(19,604)	$124	$(619)	$743

Securities Held-to-Maturity:
State and Municipal Obligations	$282,157	$267,127	$15,030	$1,672	$(1,765)	$3,437
Mortgage-Backed Securities-Residential	68,198	75,624	(7,426)	665	89	576
Corporate and Other Debt Securities	—	1,000	(1,000)	—	—	—
Total	$350,355	$343,751	$6,604	$2,337	$(1,676)	$4,013

At June 30, 2017, we held no investment securities in either of our securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issuers.
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
During the first six months of 2017, our net unrealized gain on held-to-maturity municipal obligations increased $3.4 million due to a slight decline in yields of new municipal securities.
Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first six months of 2017.
Change in Net Unrealized Securities Gains (Losses): Nearly all of the change in our net unrealized gains or losses during recent periods has been attributable to changes in the market yields during the periods in question, with little or no change in the credit-worthiness of the issuers.

# 52

Investment Sales, Purchases and Maturities
(In Thousands)
The following table summarizes sales of investment securities within the available-for-sale and held-to-maturity portfolios for the three and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
Sales	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Available-For-Sale Portfolio:
Mortgage-Backed Securities-Residential	$—	$—	$—	$—
U.S. Agency Securities	—	4,793	—	4,793
Corporate Bonds and Other	—	5,631	—	5,631
Total	—	10,424	—	10,424
Net Gains on Securities Transactions	—	144	—	144
Proceeds on the Sales of Securities	$—	$10,568	$—	$10,568

Held-to-Maturity Portfolio:
State and Municipal Obligations	$—	$—	$—	$—
Net Gains on Securities Transactions	—	—	—	—
Proceeds on the Sales of Securities	$—	$—	$—	$—

Investment yields in the debt markets experienced some volatility in the fourth quarter of 2016 and the first six months of 2017. We regularly review our interest rate risk position along with our security holdings to evaluate if market opportunities have arisen that may permit us to reposition certain securities available-for-sale to enhance portfolio performance. In the just-completed quarter, the market presented few such opportunities.
The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the three and six-month periods ended June 30, 2017 and 2016, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

	Three Months Ended		Six Months Ended
Purchases:	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$—	$—	$—
State and Municipal Obligations	—	10,920	—	10,920
Mortgage-Backed Securities-Residential	—	—	12,324	—
Other	—	—	—	—
Total Purchases	$—	$10,920	$12,324	$10,920

Maturities & Calls	$20,041	$26,277	$31,867	$43,780

	Three Months Ended		Six Months Ended
Purchases:	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Held-to-Maturity Portfolio
State and Municipal Obligations	$32,879	$50,702	$33,435	$57,572
Mortgage-Backed Securities-Residential	—	—	—	—
Total Purchases	$32,879	$50,702	$33,435	$57,572

Maturities & Calls	$19,788	$24,596	$30,262	$33,809

# 53

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
Loan Balances:
Period-End Loans	$1,878,632	$1,810,805	$1,753,268	$1,707,216	$1,672,490
Average Loans, Quarter-to-Date	1,842,543	1,781,113	1,726,738	1,680,850	1,649,401
Period-End Assets	2,721,721	2,656,386	2,605,242	2,580,485	2,540,242

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$17,216	$17,012	$16,975	$16,798	$16,287
Provision for Loan Losses, QTD	422	358	483	480	669
Loans Charged-off, QTD	(305)	(270)	(486)	(367)	(201)
Recoveries of Loans Previously Charged-off	109	116	40	64	43
Net Charge-offs, QTD	(196)	154	447	303	158
Allowance for Loan Losses, End of Period	$17,442	$17,216	$17,012	$16,975	$16,798

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$5,222	$4,273	$4,193	$6,107	$6,705
Loans Past Due 90 or More Days and Still Accruing Interest	1,821	—	1,201	548	456
Restructured and in Compliance with Modified Terms	101	101	106	107	111
Total Nonperforming Loans	7,144	4,374	5,500	6,762	7,272
Repossessed Assets	90	103	101	149	47
Other Real Estate Owned	1,523	1,631	1,585	868	885
Total Nonperforming Assets	$8,757	$6,108	$7,186	$7,779	$8,204

Asset Quality Ratios:
Allowance to Nonperforming Loans	244.15%	393.60%	309.31%	251.04%	231.00%
Allowance to Period-End Loans	0.93%	0.95%	0.97%	0.99%	1.00%
Provision to Average Loans (Quarter) (1)	0.09%	0.08%	0.11%	0.11%	0.16%
Provision to Average Loans (YTD) (1)	0.09%	0.08%	0.12%	0.13%	0.09%
Net Charge-offs to Average Loans (Quarter) (1)	0.04%	0.04%	0.10%	0.07%	0.04%
Net Charge-offs to Average Loans (YTD) (1)	0.04%	0.04%	0.06%	0.05%	0.03%
Nonperforming Loans to Total Loans	0.38%	0.24%	0.31%	0.40%	0.43%
Nonperforming Assets to Total Assets	0.32%	0.23%	0.28%	0.30%	0.32%
(1) Annualized
Provision for Loan Losses
Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified impaired loans as well as the inherent risk of loss related to the remaining portfolio. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part. As loans become past due, consideration is given to the status of those loans and whether or not to classify them as nonaccrual loans. Any loans 90 days past due and still accruing interest have been evaluated and the borrowers have been deemed to have the capacity to repay all principal and interest and, therefore, have not been classified as nonaccrual.
In the second quarter of 2017, we made a $422 thousand provision for loan losses, compared to a provision of $669 thousand for the second quarter of 2016 and a provision of $358 thousand for the first quarter of 2017. The provision was primarily driven by net charge-offs of $196 thousand, growth in outstanding loan balances, a net increase in certain qualitative factors for automobile loans, and impairment of one commercial real estate loan offset, in part, by a net decrease in qualitative factors in certain segments of our portfolio (primarily commercial real estate) and a reduction in classified commercial and commercial real estate loans. The reduction in commercial real estate qualitative factors results mostly from a decrease in the annual growth rate of that portfolio. See Note 3 to our unaudited interim consolidated financial statements for a discussion on how we classify our credit quality indicators as well as the balance in each category.
The ratio of the allowance for loan losses to total loans was 0.93% at June 30, 2017, a decrease of 4 basis points from the 0.97% ratio at December 31, 2016 and a decrease of 7 basis points from the 1.00% ratio at June 30, 2016.
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

# 54

Risk Elements
Our nonperforming assets at June 30, 2017 amounted to $8.8 million, an increase of $1.6 million, or 21.9%, from the December 31, 2016 total and an increase of $0.6 million, or 6.7%, from the year earlier total. In all recent periods, our ratios of nonperforming assets to total assets have remained below the average ratios for our peer group, although the average peer group ratios have improved dramatically in recent years, from post-crisis levels that were substantially higher than their current levels (and substantially higher than our ratios during such periods). (See page 37 for a discussion of our peer group.) At March 31, 2017, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.22%, well below the 0.71% ratio of our peer group at such date (the latest date for which peer group information is available). At June 30, 2017 our ratio increased slightly to 0.32%, however, this is still far below the most recent ratio for our peer group.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	6/30/2017	12/31/2016	6/30/2016
Commercial Loans	$176	$134	$87
Commercial Real Estate Loans	—	121	167
Residential Real Estate Loans	2,228	2,461	1,649
Consumer Loans - Primarily Indirect Automobile	5,367	6,369	4,715
Total Delinquent Loans	$7,771	$9,085	$6,618

At June 30, 2017, our loans in this category totaled $7.8 million, a decrease of $1.3 million, or 14.5%, from the $9.1 million of such loans at December 31, 2016. The June 30, 2017 total of non-current loans equaled 0.41% of loans then outstanding, whereas the year-end 2016 total equaled 0.52% of loans then outstanding. The decrease from December 31, 2016 is primarily attributable to a decrease in delinquent automobile loans, which were at a seasonally elevated level at year-end 2016 but declined (improved) during the first quarter of 2017, to a more normal level.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to our unaudited interim consolidated financial statements. We consider all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at June 30, 2017 was $32.6 million, down from the dollar amount of such loans at December 31, 2016, when the amount was $35.8 million, due primarily to the upgrade of several commercial borrowers. These loans will continue to be closely monitored and we do expect to collect all payments of contractual interest and principal in full on these classified loans. Total nonperforming assets at period-end increased slightly by $0.6 million, or 6.7% from June 30, 2016. This change resulted primarily from several commercial loans moving to nonaccrual status.
The economy in our market area has been relatively strong in recent years, compared to the immediate post-crisis years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in our market area as well, and ultimately on our loan portfolio, particularly our commercial and commercial real estate portfolio.
As of June 30, 2017, we held for sale three residential real estate properties and one commercial property in other real estate owned. We do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.
We do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES

Regulatory Capital Standards

Capital Adequacy Requirements. An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
The following is a summary of certain definitions of capital under the various new capital measures in the revised capital rules:
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

# 55

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

These minimum capital ratios, especially the CET1 ratio (4.5%) and the enhanced Tier 1 risk-based capital ratio (6.0%), represent a heightened and more restrictive capital regime than institutions like ours previously had to meet under the prior capital rules.
At June 30, 2017, our holding company and both of our banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the revised capital rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the phased-in portion of the capital buffer.

Prompt Corrective Action Capital Classifications. Under applicable banking law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet certain minimum capital requirements.  For these purposes, the regulators have established five capital classifications for banking institutions, ranging from the highest category of "well-capitalized" to the lowest category of "critically under-capitalized". As a result of the regulators' adoption of the revised capital rules, the definitions for determining which of the five capital classifications a particular banking organization will fall into were changed, effective as of January 1, 2015. Under the revised capital classifications, a banking institution is considered "well-capitalized" if it meets the following capitalization standards on the date of measurement: a CET1 risk-based capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater, a total risk-based capital ratio of 10.00% or greater, and a Tier 1 leverage ratio of 5.00% or greater, provided the institution is not subject to any regulatory order or written directive regarding capital maintenance. Federal banking law also ties the ability of banking organizations to engage in certain types of activities and to utilize certain procedures to such organizations' continuing to qualify for inclusion in one of the two highest ranking of these capitalization categories, i.e., as "well-capitalized" or "adequately capitalized."

Our Current Capital Ratios: The table below sets forth the regulatory capital ratios of our holding company and our two subsidiary banks, Glens Falls National and Saratoga National, under the current capital rules, as of June 30, 2017:

	Common	Tier 1	Total
	Equity	Risk-Based	Risk-Based	Tier 1
	Tier 1 Capital	Capital	Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Arrow Financial Corporation	12.68%	13.79%	14.77%	9.35%
Glens Falls National Bank & Trust Co.	13.42%	13.42%	14.39%	8.95%
Saratoga National Bank & Trust Co.	12.74%	12.74%	13.69%	9.12%

Current Regulatory Minimum (2017)	5.750%(1)	7.250%(1)	9.250%(1)	4.000%
FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2017)	6.500%	8.000%	10.000%	5.000%
Final Regulatory Minimum (1/1/2019)	7.000%(2)	8.500%(2)	10.500%(2)	4.000%

(1) Including currently phased-in 1.25% capital conservation buffer
(2) Including the fully phased-in 2.50 % capital conservation buffer

At June 30, 2017, our holding company and both banks exceeded the minimum regulatory capital ratios established under the current capital rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

# 56

Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $240.8 million at June 30, 2017, an increase of $7.9 million, or 3.4%, from December 31, 2016.  The most significant factors contributing to this increase were net income for the period of $13.8 million, an increase in other comprehensive income of $0.6 million, and increases in book equity from our various stock-based compensation and dividend reinvestment plans of $2.1 million. These equity enhancing developments during the quarter were offset, in part, by cash dividends of $6.7 million and purchases of our own common stock of $1.9 million.

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

Stock Repurchase Program: In October 2016, the Board of Directors approved a $5.0 million stock repurchase program, effective January 1, 2017 (the 2017 program), under which management is authorized, in its discretion, to repurchase from time-to-time during 2017, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock, to the extent management believes purchase of the Company's stock is an attractive use of available capital and in the best interests of stockholders. This 2017 program replaced a similar repurchase program which was in effect during 2016 (the 2016 program), which also authorized the repurchase of up to $5.0 million of Arrow common stock. As of June 30, 2017 approximately $1.3 million had been used under the 2017 program to repurchase Arrow shares. This total does not include repurchases of Arrow's Common Stock other than through its repurchase program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

Dividends: Our common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past six quarters listed below represent actual sales transactions, as reported by NASDAQ. On July 26, 2017, our Board of Directors declared a 2017 third quarter cash dividend of $0.25 payable on September 15, 2017. Per share amounts in the following table have been restated for our September 29, 2016 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2016
First Quarter	$23.83	$26.74	$0.243
Second Quarter	25.16	29.51	0.243
Third Quarter	28.62	34.08	0.243
Fourth Quarter	30.56	41.70	0.250
2017
First Quarter	$32.76	$40.95	$0.250
Second Quarter	31.05	36.00	0.250

	Quarter Ended June 30,
	2017	2016
Cash Dividends Per Share	$0.250	$0.243
Diluted Earnings Per Share	0.53	0.49
Dividend Payout Ratio	47.17%	49.59%
Total Equity (in thousands)	240,752	$225,373
Shares Issued and Outstanding (in thousands)	13,495	13,388
Book Value Per Share	$17.84	$16.83
Intangible Assets (in thousands)	24,355	24,758
Tangible Book Value Per Share	$16.04	$14.98
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

# 57

Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $327.4 million at June 30, 2017, a decrease of $19.6 million, from the year-end 2016 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. Our federal funds lines of credit are with two correspondent banks totaling $35 million; we did not draw on these lines during the three months ended June 30, 2017.
To support our borrowing relationship with the FHLBNY, we have pledged collateral, including residential mortgage and home equity loans. At June 30, 2017, we had outstanding collateral obligations with the FHLBNY of $237 million; on such date, our unused borrowing capacity at the FHLBNY was approximately $248 million. In addition we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At June 30, 2017, the amount available under this facility was approximately $399 million, and there were no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At June 30, 2017, our basic liquidity ratio, including our FHLB collateralized borrowing capacity, was 10.4% of total assets, or $174 million in excess of our internally-set minimum target ratio of 4%.
Because of our consistently favorable credit quality and strong balance sheet, we did not experience any significant liquidity constraints in the three-month period ended June 30, 2017 and did not experience any such constraints in any prior year, back to and including the financial crisis years. We have not at any time during such period been forced to pay premium rates to obtain retail deposits or other funds from any source.

# 58

RESULTS OF OPERATIONS
Three Months Ended June 30, 2017 Compared With
Three Months Ended June 30, 2016

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	6/30/2017	6/30/2016	Change	% Change
Net Income	$7,208	$6,647	$561	8.4%
Diluted Earnings Per Share	0.53	0.49	0.04	8.2
Return on Average Assets	1.08%	1.07%	0.01%	0.9
Return on Average Equity	12.08%	11.98%	0.10%	0.8

We reported net income of $7.2 million and diluted earnings per share (EPS) of $.53 for the second quarter of 2017, compared to net income of $6.6 million and diluted EPS of $.49 for the second quarter of 2016.
We experienced no gains on securities sales in the second quarter of 2017 as we did not sell any securities in that period. This compares to net gains of $88 thousand, net of tax, on the sale of securities in the comparable 2016 period.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	6/30/2017	6/30/2016	Change	% Change
Interest and Dividend Income	$21,875	$20,154	$1,721	8.5%
Interest Expense	1,699	1,284	415	32.3%
Net Interest Income	20,176	18,870	1,306	6.9%
Tax-Equivalent Adjustment	949	917	32	3.5%
Average Earning Assets (1)	2,551,593	2,373,122	178,471	7.5%
Average Interest-Bearing Liabilities	2,005,421	1,891,017	114,404	6.0%

Yield on Earning Assets (1)	3.44%	3.42%	0.02%	0.6%
Cost of Interest-Bearing Liabilities	0.34	0.27	0.07%	25.9%
Net Interest Spread	3.10	3.15	(0.05)%	(1.6)%
Net Interest Margin	3.17	3.20	(0.03)%	(0.9)%
(1) Includes Nonaccrual Loans
Our net interest margin (which we define as our net interest income on a tax-equivalent basis divided by average earning assets, annualized) for the second quarter of 2017 decreased slightly by 3 basis points to 3.17%, from 3.20% during the second quarter of 2016. Our net interest margin, as well as our tax-equivalent net income, from which the margin is derived, are non-GAAP financial measures. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 38, and the tabular information and notes on pages 40 through 43, regarding our reasons for using these and other non-GAAP measures and the reconciliation thereof to comparable GAAP measures.) Net interest income for the just completed quarter, on a taxable equivalent basis, increased by $1.3 million, or 6.9%, from the second quarter of 2016, largely due to an increase in our average earning assets of 7.5%, as compared to the 6.0% increase in our average interest-bearing liabilities. The slight decrease in net interest margin was the result of overnight borrowings increasing at a faster rate than our average earning assets. Despite the slight decrease in net interest margin during the second quarter of 2017 as compared to the second quarter of 2016, our net interest margin increased in each of the last three quarters (see page 41). The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 54, the provision for loan losses for the second quarter of 2017 was $422 thousand, compared to a provision of $669 thousand for the 2016 quarter.

# 59

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	6/30/2017	6/30/2016	Change	% Change
Income From Fiduciary Activities	$2,150	$2,000	$150	7.5%
Fees for Other Services to Customers	2,413	2,417	(4)	(0.2)%
Insurance Commissions	2,115	2,133	(18)	(0.8)%
Net Gain on Securities Transactions	—	144	(144)	(100.0)%
Net Gain on the Sale of Loans	204	159	45	28.3%
Other Operating Income	175	341	(166)	(48.7)%
Total Noninterest Income	$7,057	$7,194	$(137)	(1.9)%

Total noninterest income in the current quarter was $7.1 million, down slightly from total noninterest income for the second quarter of 2016.
Fees for other services to customers, the largest segment of our noninterest income, remained consistent at $2.4 million for the second quarter of 2017, as compared to the second quarter of 2016. In addition to service charge income on deposits, this category also includes debit card interchange income, revenues related to the sale of mutual funds to our customers by third party providers, and servicing income on sold loans. Debit card usage by our customers has continued to grow in recent periods, which has generally offset the negative effect of reduced debit interchange rates. Generally, we do not believe that the limits on debit interchange fees resulting from Dodd-Frank will have a material adverse impact on our financial condition or results of operations in future periods. However, a lawsuit is currently pending in federal court challenging the reduced post Dodd-Frank fee structure as still being too high. At the request of the Federal Reserve Bank, the court has permitted continuation of the current fee structure until the case is decided or settled.
The $144 thousand decrease in net securities gains between the periods was due to the fact that we did not sell any securities in the second quarter of 2017. The increase in net gain on the sale of loans between the quarters was primarily attributable to an increase in the percentage of newly originated higher rate loans that were sold during the 2017 quarter compared to the 2016 quarter. See page 50 for our discussion of loan sales.
The decrease in other operating income is related to a reduction in our pass through income (loss) from our limited partnership investments between the period. In the second quarter of 2017 we recorded a loss of $118 thousand on such investments while in the 2016 second quarter, we recorded income of $105 thousand.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	6/30/2017	6/30/2016	Change	% Change
Salaries and Employee Benefits	$9,084	$8,408	$676	8.0%
Occupancy Expense of Premises, Net	1,269	1,221	48	3.9
Furniture and Equipment Expense	1,225	1,114	111	10.0
FDIC and FICO Assessments	228	314	(86)	(27.4)
Amortization	70	74	(4)	(5.4)
Other Operating Expense	3,761	3,753	8	0.2
Total Noninterest Expense	$15,637	$14,884	$753	5.1
Efficiency Ratio	57.16%	57.14%	0.02%	—

Noninterest expense for the second quarter of 2017 was $15.6 million, an increase of $0.8 million, or 5.1%, from the expense for the second quarter of 2016. However, the rate of increase in expense on a year-over-year basis was less than the rate of growth in average total loans or in average total assets between the same two periods. The increase in noninterest expense was reflected in our efficiency ratio, which was 57.16% for the second quarter of 2017, up slightly (by 2 basis points) from our ratio for the comparable 2016 quarter. The efficiency ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect an institution's operating efficiency. We calculate our efficiency ratio as the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 38 of this Report under the heading “Use of Non-GAAP Financial Measures” and the related tabular information and notes on pages 40 through 43 of this Report. The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods have consistently compared favorably to the ratios of our peer group as disclosed in the Fed's Performance Reports (see page 37 for a discussion of our peer group), even after adjusting for the definitional difference. For the three-month period ended March 31, 2017 (the most recent reporting period for which peer group information is available), the peer group's efficiency ratio was 67.23%, and our ratio was 59.01% (not adjusted for the definitional difference).

# 60

Salaries and employee benefits expense increased 8.0% in the second quarter of 2017 compared to the 2016 quarter. The primary reason for for the increase is increased staffing levels and normal salary increases. Employee benefit expenses increased by $229 thousand or 13.6% primarily related to increases in medical claims under our health benefit plans.
The 2017 increase in other operating expense was primarily attributable to increases in the expenses for third-party computer processing.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	6/30/2017	6/30/2016	Change	% Change
Provision for Income Taxes	$3,017	$2,947	$70	2.4%
Effective Tax Rate	29.5%	30.7%	(1.2)	(3.9)
The decrease in the effective tax rate in the second quarter of 2017 over the 2016 quarter, was primarily attributable to a change in state tax law that reduced our state tax expense combined with tax-exempt income representing a slightly larger percentage of our total income in the 2017 quarter than in the prior year quarter combined with the impact of the adoption of new guidance on the accounting for share-based payment transactions. The new guidance resulted in excess tax benefits from these transactions to be recorded as a reduction in the provision for income taxes.

# 61

RESULTS OF OPERATIONS
Six Months Ended June 30, 2017 Compared With
Six Months Ended June 30, 2016

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	6/30/2017	6/30/2016	Change	% Change
Net Income	$13,839	$13,196	$643	4.9%
Diluted Earnings Per Share	1.02	0.98	0.04	4.1
Return on Average Assets	1.05%	1.07%	(0.02)%	(1.9)
Return on Average Equity	11.76%	12.02%	(0.26)%	(2.2)

We reported net income of $13.8 million and diluted earnings per share (EPS) of $1.02 for the first six months of 2017, compared to net income of $13.2 million and diluted EPS of $0.98 for the first six months of 2016.
We experienced no gains on securities sales in the first six months of 2017 as we did not sell any securities in that period. This compares to net gains of $88 thousand, net of tax, on the sale of securities in the comparable 2016 period.

    The following narrative discusses the period-to-period changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Six Months Ended
	6/30/2017	6/30/2016	Change	% Change
Interest and Dividend Income	$42,820	$39,703	$3,117	7.9%
Interest Expense	3,235	2,547	688	27.0%
Net Interest Income	39,585	37,156	2,429	6.5%
Tax-Equivalent Adjustment	1,897	1,840	57	3.1%
Average Earning Assets (1)	2,526,084	2,352,915	173,169	7.4%
Average Interest-Bearing Liabilities	1,991,601	1,879,237	112,364	6.0%

Yield on Earning Assets (1)	3.42%	3.39%	0.03%	0.9%
Cost of Interest-Bearing Liabilities	0.33	0.27	0.06%	22.2%
Net Interest Spread	3.09	3.12	(0.03)%	(1.0)%
Net Interest Margin	3.16	3.18	(0.02)%	(0.6)%
(1) Includes Nonaccrual Loans
In comparing the first six months of 2016 and the first six months of 2017, our net interest margin (which we define as our net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased by 2 basis points, from 3.18% to 3.16%. Our net interest margin, as well as our tax-equivalent net interest income from which the margin is derived, are non-GAAP measures. See the discussion under “Use of Non-GAAP Financial Measures,” on page 38, and the tabular information and notes on pages 40 through 43, regarding our net interest margin and tax-equivalent net interest income, which are commonly used non-GAAP financial measures. Despite the slight decrease in net interest margin during the first six months of 2017 as compared to the first six months of 2016, our net interest margin increased slightly in each of the last three quarters, i.e., the fourth quarter of 2016 and the first two quarters of 2017 (see p. 41). Among other things, the recent increase in net interest margin between the respective periods reflected both a continuing modest shift in our asset mix, from investment securities to loans, which triggered a slight increase in average yield on total assets. Net interest income for the just completed six-month period, on a taxable equivalent basis, increased by $2.4 million, or 6.5%, over the 2016 amount, principally due to the positive impact of a 7.4% increase in the level of our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 54, the provision for loan losses for the first six months of 2017 was $780 thousand, compared to a provision of $1.1 million for the 2016 period.

# 62

Noninterest Income
Summary of Noninterest Income

(Dollars in Thousands)

	Six Months Ended
	6/30/2017	6/30/2016	Change	% Change
Income From Fiduciary Activities	$4,168	$3,931	$237	6.0%
Fees for Other Services to Customers	4,670	4,654	16	0.3
Insurance Commissions	4,313	4,341	(28)	(0.6)
Net Gain on Securities Transactions	—	144	(144)	(100.0)
Net Gain on the Sale of Loans	250	338	(88)	(26.0)
Other Operating Income	351	662	(311)	(47.0)
Total Noninterest Income	$13,752	$14,070	$(318)	(2.3)

Total noninterest income in the just completed six-month period was $13.8 million, a small decrease of $318 thousand, or 2.3%, from total noninterest income of $14.1 million for the first six months of 2016.
Increases between the two periods in income from fiduciary activities and fees for other services to customers were more than offset by decreases in other operating income, net securities gains and net gains on the sale of loans. Insurance commission income remained approximately the same. . The increase in income from fiduciary activities is primarily due to increases in assets under management and service fees in response to recent positive market activity. The $144 thousand decrease in net securities gains between the periods was due to the fact that we did not sell any securities in the first six months of 2017. The decrease in other operating income between the periods was due to the fact that we recognized significant income in the 2016 period from our investment in regional business incubation enterprises (limited partnerships), which was not recognized by us in the 2017 period.
Fees for other services to customers, the largest segment of our noninterest income, increased by $16 thousand, or 0.3% between the first six months of 2016 and the first six months of 2017. In addition to service charge income on deposits, this category also includes debit card interchange income, revenues related to the sale of mutual funds to our customers by third party providers, and servicing income on sold loans. The increase in the 2017 period was primarily attributable to income received from a card processor which more than offset the incremental costs of issuing new debit cards with chip technology to our existing customers. Debit card usage by our customers continued to grow between and during the respective periods, offsetting the negative effect of industry-wide reduced debit interchange rates (which were mandated for large banks by Dodd-Frank but have also spread to smaller banks for competitive reasons). If debit card usage continues to grow, as we believe it will, it should continue to offset the negative impact of reduced interchange fees. However, a lawsuit is currently pending in federal court challenging the reduced post Dodd-Frank fee structure as still being too high. At the request of the Federal Reserve Bank, the court has permitted continuation of the current fee structure until the case is settled.
See our discussion on our investment securities portfolio beginning on page 53 of this Report. The decrease of $88 thousand in net gains on the sale of loans is primarily due to a slight reduction in the premium obtained on these loan sales.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Six Months Ended
	6/30/2017	6/30/2016	Change	% Change
Salaries and Employee Benefits	$18,092	$16,530	$1,562	9.4%
Occupancy Expense of Premises, Net	2,616	2,562	54	2.1
Furniture and Equipment Expense	2,422	2,236	186	8.3
FDIC and FICO Assessments	454	627	(173)	(27.6)
Amortization	141	150	(9)	(6.0)
Other Operating Expense	7,387	7,150	237	3.3
Total Noninterest Expense	$31,112	$29,255	$1,857	6.3
Efficiency Ratio	58.07%	56.98%	1.09%	1.9

Noninterest expense for the first six months of 2017 was $31.1 million, an increase of $1.9 million, or 6.3%, from the expense for the first six months of 2016. This increase on a year-over-year basis represents less than the growth in average total loans or in average total assets between the same two periods. Our efficiency ratio was 58.07% for the first six months of 2017, up by 109 basis points (a slight drop in efficiency) from our ratio for the comparable 2016 period. This ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect operating efficiency. We calculate our efficiency ratio as the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 38 of this Report under the heading “Use of Non-GAAP Financial Measures” and the related tabular information and notes on pages 40 through 43 of this Report. The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods have compared favorably to the ratios of our peer group as disclosed

# 63

in the Fed's Performance Reports (see page 37 for a discussion of our peer group), even after adjusting for the definitional difference. For the three-month period ended March 31, 2017 (the most recent reporting period for which peer group information is available), the peer group efficiency ratio was 67.23%, and our ratio was 59.01% (not adjusted for the definitional difference).
Salaries and employee benefits expense increased 9.4% in the first six months of 2017 over the 2016 period, reflecting an increase of 7.7% in salaries and an increase of 14.2% in benefits. The increase in salary increase expense was due in part to staffing expansion and normal merit increases. The increase in our benefit expenses was primarily due to medical claims incurred under the company's minimum premium health insurance plan during the 2017 period.
The 2017 increase in other operating expense was primarily attributable to increases in the expenses for third-party computer processing.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Six Months Ended
	6/30/2017	6/30/2016	Change	% Change
Provision for Income Taxes	$5,709	$5,865	$(156)	(2.7)%
Effective Tax Rate	29.2%	30.8%	(1.6)	(5.2)
The decrease in the effective tax rate in the first six months of 2017 over the first six months of 2016, was primarily attributable to a change in state tax law that reduced our state tax expense combined with tax-exempt income representing a slightly larger percentage of our total income in the 2017 than in the prior year combined with the impact of the adoption of new guidance on the accounting for share-based payment transactions. The new guidance resulted in excess tax benefits from these transactions to be recorded as a reduction in the provision for income taxes.

# 64

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to credit risk in our loan portfolio and liquidity risk, discussed on page 57 of this Report, we have market risk in our business activities. Market risk is the possibility that changes in future market rates (interest rates) or prices (market value of our financial instruments) will make our position less valuable. The ongoing monitoring and management of market risk, principally interest rate risk, is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”). In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. As of the date of this Report, we are not using, and have not in recent periods used, derivatives, such as interest rate swaps, in our risk management process.
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
We occasionally need to make ad hoc adjustments to our model. During recent years, the Federal Reserve's targeted federal funds rate has remained at historically low levels. From 2010-2015 it was within a range of 0 to .50%; since then, the range has increased by 75 basis points to a range of 1.00% to 1.25%, but remains very low. The low prevailing short-term rates have led us to revise our standard model for the decreasing interest rate simulation for short-term liabilities and assets. Under our revised model, we have continued to apply our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, but we have begun to assume, for purposes of modeling our short-term liabilities and assets bearing interest rates of less than 1.00%, a hypothetical downward shift of less that the normal rate utilized (i.e., less than 100 basis points) and in some cases have made no downward shift at all in the modeled interest rates if such rates only slightly exceed zero at the measurement date. As under our old model, we continue to assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending solely upon the contractual maturities of the particular assets and liabilities in question.
Applying the revised simulation model analysis as of June 30, 2017, a 200 basis point increase in all interest rates demonstrated a 2.63% decrease in net interest income over the ensuing 12 month period, and a 100 basis point decrease (adjusted, as described above) demonstrated a 0.08% increase in net interest income, when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results in the event of actual rate changes.
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
In general, we expect that our interest-bearing liabilities, which are primarily deposit liabilities, many of them bearing a very low interest rate, will likely reprice more rapidly when prevailing rates begin to rise than our interest-earning assets, which would have a negative short-term impact on our net interest margin and net interest income, beyond that reported in the simulation analysis, above. However, many of our interest-earning assets also have relatively short maturities such that, following a rise in rates, they too will likely commence to reprice upward, but only after a lag period, which will then have an offsetting positive impact on net interest income in ensuing periods.

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

# 65

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
There were no unregistered sales of the Company's equity securities by or on behalf of the Company during the just-completed quarter.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its common stock during the quarter ended June 30, 2017:

Second Quarter 2017 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
April	9,440	$32.57	—	$4,082,679
May	12,706	32.55	10,000	3,759,629
June	17,677	32.98	2,000	3,696,120
Total	39,823	32.74	12,000
1 The total number of shares of Common Stock purchased by the Company in each month in the quarter and the average price paid per share are listed in columns A and B, respectively. All shares identified in column A were either (i) shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) on behalf of participating stockholders, under the general supervision of the Board as administrator, (ii) shares surrendered (or deemed surrendered) to Arrow by holders of Arrow stock options in connection with such holders' stock-for-stock exercises of such options. and (iii) shares repurchased under the publicly announced Repurchase Program. Specifically, in the months indicated, the total number of shares identified in column A includes shares purchased on the open market on behalf of DRIP participants as well as shares delivered to (or deemed delivered) by option holders in connection with stock-for-stock exercises of their options, as follows: in April, DRIP purchases (1,401 shares), stock option exercises (8,039 shares); in May, DRIP purchases (1,283 shares), stock option exercises (1,423 shares); and in June, DRIP purchases (14,201 shares), stock option exercises (1,476 shares); and repurchased under the publicly-announced Repurchase Program (12,000 shares).
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

# 66

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

# 67

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

August 8, 2017	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

August 8, 2017	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 68