Form 10-Q
period 2017-09-30
ARROW FINANCIAL CORP
filed 2017-11-07
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2017
Common Stock, par value $1.00 per share	13,920,322

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - FINANCIAL INFORMATION

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	September 30, 2017	December 31, 2016	September 30, 2016
ASSETS
Cash and Due From Banks	$55,683	$43,024	$66,556
Interest-Bearing Deposits at Banks	24,983	14,331	35,503
Investment Securities:
Available-for-Sale	315,459	346,996	339,190
Held-to-Maturity (Approximate Fair Value of $343,899 at September 30, 2017; $343,751 at December 31, 2016; and $347,441 at September 30, 2016)	341,526	345,427	338,238
Other Investments	6,704	10,912	5,371
Loans	1,908,799	1,753,268	1,707,216
Allowance for Loan Losses	(17,695)	(17,012)	(16,975)
Net Loans	1,891,104	1,736,256	1,690,241
Premises and Equipment, Net	26,432	26,938	26,718
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	2,395	2,696	2,802
Other Assets	58,303	56,789	53,993
Total Assets	$2,744,462	$2,605,242	$2,580,485
LIABILITIES
Noninterest-Bearing Deposits	$448,515	$387,280	$381,760
Interest-Bearing Checking Accounts	967,250	877,988	993,221
Savings Deposits	696,805	651,965	629,201
Time Deposits over $250,000	28,464	32,878	45,237
Other Time Deposits	166,082	166,435	163,768
Total Deposits	2,307,116	2,116,546	2,213,187
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	61,419	35,836	38,589
Federal Home Loan Bank Overnight Advances	33,000	123,000	—
Federal Home Loan Bank Term Advances	55,000	55,000	55,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Other Liabilities	23,279	22,008	24,501
Total Liabilities	2,499,814	2,372,390	2,351,277
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (18,481,301 Shares Issued and Outstanding at September 30, 2017; 17,943,201 at December 31, 2016 and 17,943,201 at September 30, 2016)	18,481	17,943	17,943
Additional Paid-in Capital	289,294	270,880	269,680
Retained Earnings	22,581	28,644	25,400
Unallocated ESOP Shares (20,050 Shares at September 30, 2017; 19,466 Shares at December 31, 2016 and 38,396 Shares at September 30, 2016)	(400)	(400)	(750)
Accumulated Other Comprehensive Loss	(6,135)	(6,834)	(5,442)
Treasury Stock, at Cost (4,570,291 Shares at September 30, 2017; 4,441,093 Shares at December 31, 2016 and 4,479,257 Shares at September 30, 2016)	(79,173)	(77,381)	(77,623)
Total Stockholders’ Equity	244,648	232,852	229,208
Total Liabilities and Stockholders’ Equity	$2,744,462	$2,605,242	$2,580,485

See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$17,996	$15,833	$51,693	$46,565
Interest on Deposits at Banks	104	34	242	100
Interest and Dividends on Investment Securities:
Fully Taxable	1,924	1,889	5,927	5,994
Exempt from Federal Taxes	1,575	1,526	4,660	4,486
Total Interest and Dividend Income	21,599	19,282	62,522	57,145
INTEREST EXPENSE
Interest-Bearing Checking Accounts	376	320	1,088	941
Savings Deposits	356	231	963	677
Time Deposits over $250,000	66	61	187	133
Other Time Deposits	241	231	702	677
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	13	9	29	24
Federal Home Loan Bank Advances	700	390	1,651	1,013
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	197	163	564	487
Total Interest Expense	1,949	1,405	5,184	3,952
NET INTEREST INCOME	19,650	17,877	57,338	53,193
Provision for Loan Losses	800	480	1,580	1,550
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,850	17,397	55,758	51,643
NONINTEREST INCOME
Income From Fiduciary Activities	2,116	1,923	6,284	5,854
Fees for Other Services to Customers	2,453	2,491	7,122	7,144
Insurance Commissions	2,113	2,127	6,426	6,468
Net Gain on Securities Transactions	10	—	10	144
Net Gain on Sales of Loans	182	310	431	649
Other Operating Income	267	263	620	925
Total Noninterest Income	7,141	7,114	20,893	21,184
NONINTEREST EXPENSE
Salaries and Employee Benefits	9,251	8,693	27,343	25,223
Occupancy Expenses, Net	2,371	2,425	7,410	7,223
FDIC Assessments	225	217	679	844
Other Operating Expense	3,701	3,747	11,229	11,047
Total Noninterest Expense	15,548	15,082	46,661	44,337
INCOME BEFORE PROVISION FOR INCOME TAXES	10,443	9,429	29,990	28,490
Provision for Income Taxes	3,027	2,691	8,735	8,556
NET INCOME	$7,416	$6,738	$21,255	$19,934
Average Shares Outstanding [1]:
Basic	13,889	13,810	13,889	13,775
Diluted	13,966	13,901	13,981	13,842
Per Common Share:
Basic Earnings	$0.53	$0.49	$1.53	$1.45
Diluted Earnings	0.53	0.48	1.52	1.44

1Share and Per Share Amounts have been restated for the September 28, 2017 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$7,416	$6,738	$21,255	$19,934
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding Gains (Losses) Arising During the Period	9	(810)	465	2,309
Reclassification Adjustments for Securities Gains Included in Net Income	(6)	—	(6)	(88)
Amortization of Net Retirement Plan Actuarial Loss	64	111	245	314
Accretion of Net Retirement Plan Prior Service Credit	(2)	(1)	(5)	(5)
Other Comprehensive Income (Loss)	65	(700)	699	2,530
Comprehensive Income	$7,481	$6,038	$21,954	$22,464

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2016	$17,943	$270,880	$28,644	$(400)	$(6,834)	$(77,381)	$232,852
Net Income	—	—	21,255	—	—	—	21,255
Other Comprehensive Income	—	—	—	—	699	—	699
3% Stock Dividend (538,100 Shares)	538	16,661	(17,199)	—	—	—	—
Cash Dividends Paid, $.728 per Share [1]	—	—	(10,119)	—	—	—	(10,119)
Stock Options Exercised, Net (34,489 Shares)	—	335	—	—	—	399	734
Shares Issued Under the Directors’ Stock Plan (3,927 Shares)	—	84	—	—	—	42	126
Shares Issued Under the Employee Stock Purchase Plan (10,869 Shares)	—	230	—	—	—	121	351
Shares Issued for Dividend Reinvestment Plans (37,525 Shares)	—	843	—	—	—	413	1,256
Stock-Based Compensation Expense	—	261	—	—	—	—	261
Purchase of Treasury Stock (83,256 Shares)	—	—	—	—	—	(2,767)	(2,767)
Balance at September 30, 2017	$18,481	$289,294	$22,581	$(400)	$(6,135)	$(79,173)	$244,648

Balance at December 31, 2015	$17,421	$250,680	$32,139	$(1,100)	$(7,972)	$(77,197)	$213,971
Net Income	—	—	19,934	—	—	—	19,934
Other Comprehensive Income	—	—	—	—	2,530	—	2,530
3% Stock Dividend (522,425 Shares)	522	16,415	(16,937)	—	—	—	—
Cash Dividends Paid, $.707 per Share [1]	—	—	(9,736)	—	—	—	(9,736)
Stock Options Exercised, Net (80,449 Shares)	—	980	—	—	—	795	1,775
Shares Issued Under the Directors’ Stock Plan (3,522 Shares)	—	76	—	—	—	36	112
Shares Issued Under the Employee Stock Purchase Plan (13,041 Shares)	—	229	—	—	—	129	358
Shares Issued for Dividend Reinvestment Plans (44,448 Shares)	—	862	—	—	—	440	1,302
Stock-Based Compensation Expense	—	215	—	—	—	—	215
Tax Benefit for Disposition of Stock Options	—	63	—	—	—	—	63
Purchase of Treasury Stock (64,146 Shares)	—	—	—	—	—	(1,826)	(1,826)
Allocation of ESOP Stock (17,997 Shares)	—	160	—	350	—	—	510
Balance at September 30, 2016	$17,943	$269,680	$25,400	$(750)	$(5,442)	$(77,623)	$229,208

1 Cash dividends paid per share have been adjusted for the September 28, 2017 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2017	2016
Net Income	$21,255	$19,934
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	1,580	1,550
Depreciation and Amortization	4,247	4,605
Allocation of ESOP Stock	—	510
Net Gains on the Sale of Securities Available-for-Sale	(10)	(144)
Loans Originated and Held-for-Sale	(14,890)	(20,025)
Proceeds from the Sale of Loans Held-for-Sale	14,481	19,557
Net Gains on the Sale of Loans	(431)	(649)
Net Losses on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	197	120
Contributions to Retirement Benefit Plans	(640)	(534)
Deferred Income Tax Benefit	(20)	(464)
Shares Issued Under the Directors’ Stock Plan	126	112
Stock-Based Compensation Expense	261	215
Tax Benefit from Exercise of Stock Options	112	—
Net Increase in Other Assets	(1,689)	(3,045)
Net Increase in Other Liabilities	1,819	3,427
Net Cash Provided By Operating Activities	26,398	25,169
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	10,015	10,568
Proceeds from the Maturities and Calls of Securities Available-for-Sale	43,617	65,965
Purchases of Securities Available-for-Sale	(22,503)	(10,920)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	39,062	42,295
Purchases of Securities Held-to-Maturity	(36,018)	(60,786)
Net Increase in Loans	(156,643)	(133,616)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	830	1,743
Purchase of Premises and Equipment	(1,335)	(1,083)
Proceeds from the Sale of a Subsidiary, Net	72	72
Net Decrease in Other Investments	4,208	3,468
Net Cash Used By Investing Activities	(118,695)	(82,294)
Cash Flows from Financing Activities:
Net Increase in Deposits	190,570	182,764
Net Increase (Decrease) in Short-Term Federal Home Loan Bank Borrowings	(90,000)	(82,000)
Net Increase (Decrease) in Short-Term Borrowings	25,583	15,416
Purchase of Treasury Stock	(2,767)	(1,826)
Stock Options Exercised, Net	734	1,775
Shares Issued Under the Employee Stock Purchase Plan	351	358
Tax Benefit from Exercise of Stock Options	—	63
Shares Issued for Dividend Reinvestment Plans	1,256	1,302
Cash Dividends Paid	(10,119)	(9,736)
Net Cash Provided By Financing Activities	115,608	108,116
Net Increase in Cash and Cash Equivalents	23,311	50,991
Cash and Cash Equivalents at Beginning of Period	57,355	51,068
Cash and Cash Equivalents at End of Period	$80,666	$102,059

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$5,168	$3,932
Income Taxes	8,404	9,761
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,055	856

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2017, December 31, 2016 and September 30, 2016; the results of operations for the three- and nine-month periods ended September 30, 2017 and 2016; the consolidated statements of comprehensive income for the three- and nine-month periods ended September 30, 2017 and 2016; the changes in stockholders' equity for the nine-month periods ended September 30, 2017 and 2016; and the cash flows for the nine-month periods ended September 30, 2017 and 2016. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current presentation, including a new requirement to present time deposits with balances greater than $250,000 which were previously presented as balances of $100,000 or greater. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2016, included in Arrow's 2016 Form 10-K.

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
The annual effect of the 2017 tax provision will primarily depend upon the share price of Arrow common stock which affects the probability of exercise of certain stock options and the magnitude of windfalls upon exercise. Income tax benefits from stock options exercised in the period reduced our effective tax rate for the nine months ended September 30, 2017, which resulted in an increase in earnings of approximately $112 thousand, representing earnings per share of less than $0.01.
In addition, during 2017, through the date of this report, the FASB issued 13 accounting standards updates. Some of the standards listed below did not have an immediate impact on Arrow, but could in the future.
ASU 2014-09 - Revenue from Contracts with Customers will change revenue recognition guidance under GAAP and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Initially, ASU 2014-09 was effective for Arrow on January 1, 2017; however, in August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date to January 1, 2018. Early adoption is not permitted. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 - Identifying Performance Obligations and Licensing, ASU No. 2016-12 - Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20 - Technical Corrections and Improvements to Top 606 - Revenue from Contract with Customers. We are currently in the process of identifying any required changes to our revenue recognition policies. We do not expect that the adoption of this change in accounting for revenue will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.
ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" will significantly change the income statement impact of equity investments. For Arrow, the standard is effective for the first quarter of 2018, and will require that equity investments be measured at fair value, with changes in fair value measured in net income. As of September 30, 2017, we hold $1.5 million of fair value in equity investments and we do not expect that the adoption of this change in accounting for equity investments will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.
ASU 2016-02 "Leases" will require the recognition of operating leases. For Arrow, the standard becomes effective in the first quarter of 2019. We do not expect that the adoption of this change in accounting for operating leases will have a material impact on our financial position or the results of operations in periods subsequent to its adoption. As of September 30, 2017, we have less than $2.6 million in minimum lease payments for existing operating leases of branch and insurance locations with varying expiration dates from 2017 to 2031.
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
ASU 2017-09 "Compensation-Stock Compensation" provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance highlights the requirements for applying modification accounting and the exception criteria relating to changes in share-based payment terms. For Arrow, the standard becomes effective in the first quarter of 2018, however, early adoption is permitted as early as the third quarter of 2017. We do not expect that the adoption of this change in accounting for share-based payment awards will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.

# 9

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at September 30, 2017, December 31, 2016 and September 30, 2016:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
September 30, 2017
Available-For-Sale Securities, at Amortized Cost	$146,976	$11,875	$152,858	$2,500	$1,120	$315,329
Available-For-Sale Securities, at Fair Value	146,978	11,902	152,806	2,299	1,474	315,459
Gross Unrealized Gains	152	27	964	—	354	1,497
Gross Unrealized Losses	150	—	1,016	201	—	1,367
Available-For-Sale Securities, Pledged as Collateral						206,637

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$—	$9,068	$3,649	$1,500		$14,217
From 1 - 5 Years	146,976	1,890	114,127	—		262,993
From 5 - 10 Years	—	397	35,082	—		35,479
Over 10 Years	—	520	—	1,000		1,520

Maturities of Debt Securities, at Fair Value:
Within One Year	$—	$9,076	$3,691	$1,499		$14,266
From 1 - 5 Years	146,978	1,910	114,202	—		263,090
From 5 - 10 Years	—	396	34,913	—		35,309
Over 10 Years	—	520	—	800		1,320

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$89,563	$—	$85,091	$500	$—	$175,154
12 Months or Longer	—	—	—	1,800	—	1,800
Total	$89,563	$—	$85,091	$2,300	$—	$176,954
Number of Securities in a Continuous Loss Position	23	—	31	3	—	57

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$150	$—	$1,016	$—	$—	$1,166
12 Months or Longer	—	—	—	201	—	201
Total	$150	$—	$1,016	$201	$—	$1,367

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$64,711
US Treasury Obligations, at Fair Value	64,730
US Agency Obligations, at Amortized Cost	82,265
US Agency Obligations, at Fair Value	82,248
US Government Agency Securities, at Amortized Cost			$503
US Government Agency Securities, at Fair Value			505
Government Sponsored Entity Securities, at Amortized Cost			152,355
Government Sponsored Entity Securities, at Fair Value			152,301

# 10

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
December 31, 2016
Available-For-Sale Securities, at Amortized Cost	$147,110	$27,684	$168,189	$3,512	$1,120	$347,615
Available-For-Sale Securities, at Fair Value	147,377	27,690	167,239	3,308	1,382	346,996
Gross Unrealized Gains	304	24	986	—	262	1,576
Gross Unrealized Losses	37	18	1,936	204	—	2,195
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						262,852

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$70,605	$12,165	$126,825	$500	$—	$210,095
12 Months or Longer	—	7,377	—	2,809	—	10,186
Total	$70,605	$19,542	$126,825	$3,309	$—	$220,281
Number of Securities in a Continuous Loss Position	19	84	40	4	—	147

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$37	$13	$1,936	$1	$—	$1,987
12 Months or Longer	—	5	—	203	—	208
Total	$37	$18	$1,936	$204	$—	$2,195

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$54,701
US Treasury Obligations, at Fair Value	54,706
US Agency Obligations, at Amortized Cost	92,409
US Agency Obligations, at Fair Value	92,671
US Government Agency Securities, at Amortized Cost			$3,694
US Government Agency Securities, at Fair Value			3,724
Government Sponsored Entity Securities, at Amortized Cost			164,495
Government Sponsored Entity Securities, at Fair Value			163,515

# 11

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
September 30, 2016
Available-For-Sale Securities, at Amortized Cost	$152,511	$31,562	$144,598	$4,500	$1,120	$334,291
Available-For-Sale Securities, at Fair Value	153,926	31,628	148,087	4,299	1,250	339,190
Gross Unrealized Gains	1,415	69	3,489	—	130	5,103
Gross Unrealized Losses	—	3	—	201	—	204
Available-For-Sale Securities, Pledged as Collateral						277,832

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$9,237	$—	$1,022	$—	$10,259
12 Months or Longer	—	—	—	1,800	—	1,800
Total	$—	$9,237	$—	$2,822	$—	$12,059
Number of Securities in a Continuous Loss Position	—	1	2	3	—	6

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$3	$—	$1	$—	$4
12 Months or Longer	—	—	—	200	—	200
Total	$—	$3	$—	$201	$—	$204

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$152,511
US Agency Obligations, at Fair Value	153,926
US Government Agency Securities, at Amortized Cost			$10,849
US Government Agency Securities, at Fair Value			11,003
Government Sponsored Entity Securities, at Amortized Cost			133,749
Government Sponsored Entity Securities, at Fair Value			137,084

# 12

The following table is the schedule of Held-To-Maturity Securities at September 30, 2017, December 31, 2016 and September 30, 2016:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
September 30, 2017
Held-To-Maturity Securities, at Amortized Cost	$277,738	$63,788	$—	$341,526
Held-To-Maturity Securities, at Fair Value	279,384	64,515	—	343,899
Gross Unrealized Gains	2,977	738	—	3,715
Gross Unrealized Losses	1,331	11	—	1,342
Held-To-Maturity Securities, Pledged as Collateral				325,096

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$39,609	$—	$—	$39,609
From 1 - 5 Years	79,412	54,504	—	133,916
From 5 - 10 Years	154,981	9,284	—	164,265
Over 10 Years	3,736	—	—	3,736

Maturities of Debt Securities, at Fair Value:
Within One Year	$39,782	$—	$—	$39,782
From 1 - 5 Years	80,944	55,120	—	136,064
From 5 - 10 Years	154,892	9,395	—	164,287
Over 10 Years	3,766	—	—	3,766

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$78,238	$3,544	$—	$81,782
12 Months or Longer	13,331	—	—	13,331
Total	$91,569	$3,544	$—	$95,113

Number of Securities in a Continuous Loss Position	252	7	—	259

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1,034	$11	$—	$1,045
12 Months or Longer	297	—	—	297
Total	$1,331	$11	$—	$1,342

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$2,792
US Government Agency Securities, at Fair Value		2,799
Government Sponsored Entity Securities, at Amortized Cost		60,996
Government Sponsored Entity Securities, at Fair Value		61,716

# 13

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2016
Held-To-Maturity Securities, at Amortized Cost	$268,892	$75,535	$1,000	$345,427
Held-To-Maturity Securities, at Fair Value	267,127	75,624	1,000	343,751
Gross Unrealized Gains	2,058	258	—	2,316
Gross Unrealized Losses	3,823	169	—	3,992
Held-To-Maturity Securities, Pledged as Collateral				321,202

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$107,255	$13,306	$—	$120,561
12 Months or Longer	12,363	—	—	12,363
Total	$119,618	$13,306	$—	$132,924
Number of Securities in a Continuous Loss Position	347	13	—	360

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3,129	$169	$—	$3,298
12 Months or Longer	694	—	—	694
Total	$3,823	$169	$—	$3,992

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,206
US Government Agency Securities, at Fair Value		3,222
Government Sponsored Entity Securities, at Amortized Cost		72,329
Government Sponsored Entity Securities, at Fair Value		72,402

September 30, 2016
Held-To-Maturity Securities, at Amortized Cost	$257,255	$79,983	$1,000	$338,238
Held-To-Maturity Securities, at Fair Value	263,897	82,544	1,000	347,441
Gross Unrealized Gains	6,712	2,561	—	9,273
Gross Unrealized Losses	70	—	—	70
Held-To-Maturity Securities, Pledged as Collateral				320.774

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$11,891	$—	$—	$11,891
12 Months or Longer	1,172	—	—	1,172
Total	$13,063	$—	$—	$13,063
Number of Securities in a Continuous Loss Position	3	—	—	3

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$68	$—	$—	$68
12 Months or Longer	2	—	—	2
Total	$70	$—	$—	$70

# 14

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
September 30, 2016
Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,497
US Government Agency Securities, at Fair Value		3,622
Government Sponsored Entity Securities, at Amortized Cost		76,486
Government Sponsored Entity Securities, at Fair Value		78,922

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table above because issuers may have the right to call or prepay obligations with, or without, prepayment penalties.
Securities in a continuous loss position, in the tables above for September 30, 2017, December 31, 2016 and September 30, 2016, do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Government and Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated at least Aaa by Moody's or AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis reflects satisfactory credit worthiness of the municipalities.  Corporate and other debt securities continue to be rated above investment grade according to Moody's and Standard and Poor's. Subsequent to September 30, 2017, and through the date of filing this report, there were no securities downgraded below investment grade.
The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities.   Because we do not currently intend to sell any temporarily impaired securities, and because it is not more likely-than-not that we would be required to sell the securities prior to recovery, the impairment is considered temporary.

# 15

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of September 30, 2017, December 31, 2016 and September 30, 2016 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers an amortizing loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $1,323, $483 and $1,414 as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively, are included in the residential real estate balances for current loans.

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2017
Loans Past Due 30-59 Days	$122	$442	$4,781	$1,675	$7,020
Loans Past Due 60-89 Days	—	—	914	77	991
Loans Past Due 90 or more Days	102	807	291	1,742	2,942
Total Loans Past Due	224	1,249	5,986	3,494	10,953
Current Loans	125,136	439,467	586,043	747,200	1,897,846
Total Loans	$125,360	$440,716	$592,029	$750,694	$1,908,799

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$41	$926	$967
Nonaccrual Loans	609	1,249	507	3,117	5,482

December 31, 2016
Loans Past Due 30-59 Days	$112	$121	$5,593	$2,368	$8,194
Loans Past Due 60-89 Days	29	—	898	142	1,069
Loans Past Due 90 or more Days	148	—	513	1,975	2,636
Total Loans Past Due	289	121	7,004	4,485	11,899
Current Loans	104,866	431,525	530,357	674,621	1,741,369
Total Loans	$105,155	$431,646	$537,361	$679,106	$1,753,268

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$158	$1,043	$1,201
Nonaccrual Loans	$155	$875	$589	$2,574	4,193

September 30, 2016
Loans Past Due 30-59 Days	$38	$—	$3,793	$271	$4,102
Loans Past Due 60-89 Days	67	—	1,412	1,450	2,929
Loans Past Due 90 or more Days	160	1,106	343	1,467	3,076
Total Loans Past Due	265	1,106	5,548	3,188	10,107
Current Loans	102,789	427,905	518,155	648,260	1,697,109
Total Loans	$103,054	$429,011	$523,703	$651,448	$1,707,216

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$548	$548
Nonaccrual Loans	$160	$3,689	$532	$1,726	6,107

The Company disaggregates its loan portfolio into the following four categories:

Commercial - The Company offers a variety of loan options to meet the specific needs of commercial customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion and equipment purchases. Generally, a collateral lien is placed on equipment or other assets owned by the borrower. These loans carry a higher risk than commercial real estate loans due to the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable and generally have a lower liquidation value than real estate. In the event of default by the borrower, the Company may be required to liquidate collateral at deeply discounted values. To reduce the risk, management usually obtains personal guarantees of the borrowers.

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

Residential Real Estate Mortgages - Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. We originate adjustable-rate and fixed-rate one-to-four-family residential real estate loans for the construction, purchase or refinancing of an existing mortgage. These loans are collateralized primarily by owner-occupied properties generally located in the Company’s market area. Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 85% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance. The Company’s underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals, and a review of the borrower’s financial condition. Mortgage title insurance and hazard insurance are normally required. It is the Company's general practice to underwrite residential real estate loans to secondary market standards. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period. In addition, the Company offers fixed home equity loans as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Company policy allows for a maximum loan to value ratio of 80%, although periodically higher advances are allowed.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second junior lien position on one-to-four-family residential real estate).  Risk is generally reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
June 30, 2017	$925	$4,983	$7,305	$4,229	$—	$17,442
Charge-offs	—	(342)	(280)	—	—	(622)
Recoveries	1	—	74	—	—	75
Provision	(46)	446	509	(109)	—	800
September 30, 2017	$880	$5,087	$7,608	$4,120	$—	$17,695

June 30, 2016	$1,128	$5,816	$5,742	$4,026	$86	$16,798
Charge-offs	(34)	—	(243)	(90)	—	(367)
Recoveries	5	—	59	—	—	64
Provision	(76)	(75)	513	166	(48)	480
September 30, 2016	$1,023	$5,741	$6,071	$4,102	$38	$16,975

# 17

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2016	$1,017	$5,677	$6,120	$4,198	$—	$17,012
Charge-offs	(2)	(342)	(847)	(6)	—	(1,197)
Recoveries	8	—	292	—	—	300
Provision	(143)	(248)	2,043	(72)	—	1,580
September 30, 2017	$880	$5,087	$7,608	$4,120	$—	$17,695

December 31, 2015	$1,827	$4,520	$5,554	$3,790	$347	$16,038
Charge-offs	(86)	—	(591)	(107)	—	(784)
Recoveries	20	—	150	1	—	171
Provision	(738)	1,221	958	418	(309)	1,550
September 30, 2016	$1,023	$5,741	$6,071	$4,102	$38	$16,975

September 30, 2017
Allowance for loan losses - Loans Individually Evaluated for Impairment	$104	$—	$—	$34	$—	$138
Allowance for loan losses - Loans Collectively Evaluated for Impairment	776	5,087	7,608	4,086	—	17,557
Ending Loan Balance - Individually Evaluated for Impairment	489	1,543	104	1,139	—	3,275
Ending Loan Balance - Collectively Evaluated for Impairment	$124,871	$439,172	$591,925	$749,556	$—	$1,905,524

December 31, 2016
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,017	5,677	6,120	4,198	—	17,012
Ending Loan Balance - Individually Evaluated for Impairment	—	890	91	1,098	—	2,079
Ending Loan Balance - Collectively Evaluated for Impairment	$105,155	$430,756	$537,270	$678,008	$—	$1,751,189

September 30, 2016
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$240	$—	$—	$—	$240
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,023	5,501	6,071	4,102	38	16,735
Ending Loan Balance - Individually Evaluated for Impairment	—	3,538	90	317	—	3,945
Ending Loan Balance - Collectively Evaluated for Impairment	$103,054	$425,473	$523,613	$651,131	$—	$1,703,271

# 18

Through the provision for loan losses, an allowance for loan losses is maintained that reflects the best estimate of the inherent risk of loss in the Company’s loan portfolio as of the balance sheet date. Additions are made to the allowance for loan losses through a periodic provision for loan losses. Actual loan losses are charged against the allowance for loan losses when loans are deemed uncollectible and recoveries of amounts previously charged off are recorded as credits to the allowance for loan losses.
Loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with certain criticized and classified commercial-related relationships. In addition, the independent internal loan review department performs periodic reviews of the risk ratings on individual loans in the commercial loan portfolio.
We use a two-step process to determine the provision for loan losses and the amount of the allowance for loan losses. We measure impairment of impaired loans on a quarterly basis. Impaired loans are generally nonaccrual loans over $250 thousand and all troubled debt restructured loans. Impaired loans are generally considered to be collateral dependent with the specific reserve, if any, determined based on the value of the collateral less estimated costs to sell.
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
We determine the annualized historical net loss rate for each loan category using a trailing three-year net charge-off average. We then apply a loss emergence period factor to the historical net loss rate to account for the time it takes to identify the loss after a loss-causing event. While historical net loss experience provides a reasonable starting point for analysis, historical net losses, or even recent trends in net losses, do not by themselves form a sufficient basis to determine the appropriate level of the allowance for loan losses. Therefore, we also consider and adjust historical net loss factors for qualitative factors that impact the inherent risk of loss associated with the loan categories within the total loan portfolio. These include:

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

# 19

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at September 30, 2017, December 31, 2016 and September 30, 2016:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2017
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$120,622	$411,685	$—	$—	$532,307
Special Mention	1,394	1,401	—	—	2,795
Substandard	3,344	26,822	—	—	30,166
Doubtful	—	807	—	—	807
Credit Risk Profile Based on Payment Activity:
Performing	$—	$—	$591,499	$746,652	$1,338,151
Nonperforming	—	—	530	4,043	4,573

December 31, 2016
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$95,722	$396,907	$—	$—	$492,629
Special Mention	1,359	7,008	—	—	8,367
Substandard	8,074	27,731	—	—	35,805
Doubtful	—	—	—	—	—
Credit Risk Profile Based on Payment Activity:
Performing	$—	$—	$536,614	$675,489	$1,212,103
Nonperforming	—	—	747	3,617	4,364

September 30, 2016
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$93,903	$392,697	$—	$—	$486,600
Special Mention	1,274	10,472	—	—	11,746
Substandard	7,877	25,842	—	—	33,719
Doubtful	—	—	—	—	—
Credit Risk Profile Based on Payment Activity:
Performing	$—	$—	$523,171	$649,093	$1,172,264
Nonperforming	—	—	532	2,355	2,887

We use an internally developed system of five credit quality indicators to rate the credit worthiness of each commercial loan defined as follows: 1) Satisfactory - "Satisfactory" borrowers have acceptable financial condition with satisfactory record of earnings and sufficient historical and projected cash flow to service the debt.  Borrowers have satisfactory repayment histories and primary and secondary sources of repayment can be clearly identified; 2) Special Mention - Loans in this category have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  "Special mention" assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Loans which might be assigned this risk rating include loans to borrowers with deteriorating financial strength and/or earnings record and loans with potential for problems due to weakening economic or market conditions; 3) Substandard - Loans classified as “substandard” are inadequately protected by the current sound net worth or paying capacity of the borrower or the collateral pledged, if any.  Loans in this category have well defined weaknesses that jeopardize the repayment.  They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  “Substandard” loans may include loans which are likely to require liquidation of collateral to effect repayment, and other loans where character or ability to repay has become suspect. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard; 4) Doubtful - Loans classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values highly questionable and improbable.  Although possibility of loss is extremely high, classification of these loans as “loss” has been deferred due to specific pending factors or events which may strengthen the value (i.e. possibility of additional collateral, injection of capital, collateral liquidation, debt restructure, economic recovery, etc).  Loans classified as “doubtful” need to be placed on

# 20

non-accrual; and 5) Loss - Loans classified as “loss” are considered uncollectible and of such little value that their continuance as a bankable asset is not warranted.  As of the date of the balance sheet, all loans in this category have been charged-off to the allowance for loan losses.  Large commercial loans are evaluated on an annual basis, unless the credit quality indicator falls to a level of "special mention" or below, when the loan is evaluated quarterly.  The credit quality indicator is one of the factors used to determine any loss, as further described in this footnote.
For the purposes of the table above, nonperforming consumer and residential loans are those loans on nonaccrual status or are 90 days or more past due and still accruing interest.

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2017
Recorded Investment:
With No Related Allowance	$—	$818	$104	$851	$1,773
With a Related Allowance	489	725	—	288	1,502
Unpaid Principal Balance:
With No Related Allowance	—	818	90	850	1,758
With a Related Allowance	489	723	—	288	1,500

December 31, 2016
Recorded Investment:
With No Related Allowance	$—	$890	$91	$1,098	$2,079
With a Related Allowance	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	—	890	91	1,098	2,079
With a Related Allowance	—	—	—	—	—

September 30, 2016
Recorded Investment:
With No Related Allowance	$—	$898	$90	$317	$1,305
With a Related Allowance	—	2,640	—	—	2,640
Unpaid Principal Balance:
With No Related Allowance	—	898	90	317	$1,305
With a Related Allowance	—	2,640	—	—	2,640

For the Quarter Ended:
September 30, 2017
Average Recorded Balance:
With No Related Allowance	$—	$998	$96	$827	$1,921
With a Related Allowance	496	363	—	288	1,147
Interest Income Recognized:
With No Related Allowance	—	—	1	—	1
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

September 30, 2016
Average Recorded Balance:
With No Related Allowance	$—	$1,374	$92	$479	$1,945
With a Related Allowance	—	2,166	—	—	2,166
Interest Income Recognized:
With No Related Allowance	—	3	2	—	5
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

# 21

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Year-To-Date Period Ended:
September 30, 2017
Average Recorded Balance:
With No Related Allowance	$—	$854	$98	$975	$1,927
With a Related Allowance	245	363	—	144	752
Interest Income Recognized:
With No Related Allowance	—	—	3	—	3
With a Related Allowance	—	—	—	4	4
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

September 30, 2016
Average Recorded Balance:
With No Related Allowance	$78	$1,635	$102	$481	$2,296
With a Related Allowance	—	1,320	—	—	1,320
Interest Income Recognized:
With No Related Allowance	—	14	4	—	18
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At September 30, 2017, December 31, 2016 and September 30, 2016, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

# 22

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated. All loans were modified under Arrow's own programs. The principal modification, for all the modifications in the table below, involved payment deferrals.

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
September 30, 2017
Number of Loans	1	—	2	—	3
Pre-Modification Outstanding Recorded Investment	$725	$—	$25	$—	$750
Post-Modification Outstanding Recorded Investment	725	—	25	—	750
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

September 30, 2016
Number of Loans	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$15	$—	$15
Post-Modification Outstanding Recorded Investment	—	—	15	—	15
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

For the Year-To-Date Period Ended:
September 30, 2017
Number of Loans	2	—	6	—	8
Pre-Modification Outstanding Recorded Investment	$1,228	$—	$51	$—	$1,279
Post-Modification Outstanding Recorded Investment	1,228	—	51	—	1,279
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

September 30, 2016
Number of Loans	—	—	2	—	2
Pre-Modification Outstanding Recorded Investment	$—	$—	$23	$—	$23
Post-Modification Outstanding Recorded Investment	—	—	23	—	23
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

In general, loans requiring modification are restructured to accommodate the projected cashflows of the borrower. No loans modified during the preceding twelve months subsequently defaulted as of September 30, 2017. In addition, no commitments have been made to extend credit to borrowers whose loans have been modified in a troubled debt restructuring.

# 23

Note 4.    GUARANTEES (In Thousands)

The following table presents the balance for commitments to extend credit and standby letters of credit for the periods ended September 30, 2017, December 31, 2016 and September 30, 2016:

Commitments to Extend Credit and Letters of Credit
	September 30, 2017	December 31, 2016	September 30, 2016
Notional Amount:
Commitments to Extend Credit	$316,449	$296,442	$300,439
Standby Letters of Credit	3,672	3,445	3,483
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	18	30	31

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at September 30, 2017, December 31, 2016 and September 30, 2016 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit typically range from 1% to 3% of the notional amount.  Fees are collected upfront and are amortized over the life of the commitment. The fair values of Arrow's standby letters of credit at September 30, 2017, December 31, 2016 and September 30, 2016, in the table above, were the same as the carrying amounts.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 24

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three-month period ended September 30, 2017 and 2016:

Schedule of Comprehensive Income
	Three Months Ended September 30,			Nine Months Ended September 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2017
Net Unrealized Securities Holding (Losses) Gains Arising During the Period	6	$3	9	749	$(284)	465
Reclassification Adjustment for Securities Gains Included in Net Income	(10)	4	(6)	(10)	4	(6)
Amortization of Net Retirement Plan Actuarial Loss	179	(115)	64	537	(292)	245
Accretion of Net Retirement Plan Prior Service Credit	(3)	1	(2)	(8)	3	(5)
Other Comprehensive Income (Loss)	$172	$(107)	$65	$1,268	$(569)	$699

2016
Net Unrealized Securities Holding Gains (Losses) Arising During the Period	(1,264)	$454	(810)	3,868	$(1,559)	2,309
Reclassification Adjustment for Securities Gains Included in Net Income	—	—	—	(144)	56	(88)
Amortization of Net Retirement Plan Actuarial Loss	181	(70)	111	503	(189)	314
Accretion of Net Retirement Plan Prior Service Credit	(3)	2	(1)	(7)	2	(5)
Other Comprehensive Income (Loss)	$(1,086)	$386	$(700)	$4,220	$(1,690)	$2,530

# 25

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Quarter-To-Date periods ended:

June 30, 2017	$74	$(5,556)	$(718)	$(6,200)
Other comprehensive income or loss before reclassifications	9	—	—	9
Amounts reclassified from accumulated other comprehensive income	(6)	64	(2)	56
Net current-period other comprehensive income	3	64	(2)	65
September 30, 2017	$77	$(5,492)	$(720)	$(6,135)

June 30, 2016	$3,660	$(7,690)	$(712)	$(4,742)
Other comprehensive income or loss before reclassifications	(810)	—	—	(810)
Amounts reclassified from accumulated other comprehensive income	—	111	(1)	110
Net current-period other comprehensive income	(810)	111	(1)	(700)
September 30, 2016	$2,850	$(7,579)	$(713)	$(5,442)

For the Year-To-Date periods ended:

December 31, 2016	$(382)	$(5,737)	$(715)	$(6,834)
Other comprehensive income or loss before reclassifications	465	—	—	465
Amounts reclassified from accumulated other comprehensive income	(6)	245	(5)	234
Net current-period other comprehensive income	459	245	(5)	699
September 30, 2017	$77	$(5,492)	$(720)	$(6,135)

December 31, 2015	$629	$(7,893)	$(708)	$(7,972)
Other comprehensive income or loss before reclassifications	2,309	—	—	2,309
Amounts reclassified from accumulated other comprehensive income	(88)	314	(5)	221
Net current-period other comprehensive income	2,221	314	(5)	2,530
September 30, 2016	$2,850	$(7,579)	$(713)	$(5,442)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 26

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

September 30, 2017
Unrealized gains and losses on available-for-sale securities	$10		Gain on Securities Transactions
	10		Total before Tax
	(4)		Provision for Income Taxes
	$6		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$3	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(179)	(2)	Salaries and Employee Benefits
	(176)		Total before Tax
	114		Provision for Income Taxes
	$(62)		Net of Tax

Total reclassifications for the period	$(56)		Net of Tax

September 30, 2016
Unrealized gains and losses on available-for-sale securities	$—		Gain on Securities Transactions
	—		Total before Tax
	—		Provision for Income Taxes
	$—		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$3	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(181)	(2)	Salaries and Employee Benefits
	(178)		Total before Tax
	68		Provision for Income Taxes
	$(110)		Net of Tax

Total reclassifications for the period	$(110)		Net of Tax

For the Year-to-date periods ended:

September 30, 2017
Unrealized gains and losses on available-for-sale securities	$10		Gain on Securities Transactions
	10		Total before Tax
	(4)		Provision for Income Taxes
	$6		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$8	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(537)	(2)	Salaries and Employee Benefits
	(529)		Total before Tax
	289		Provision for Income Taxes
	$(240)		Net of Tax

Total reclassifications for the period	$(234)		Net of Tax

# 27

Reclassifications Out of Accumulated Other Comprehensive Income (1)

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

September 30, 2016
Unrealized gains and losses on available-for-sale securities	$144		Gain on Securities Transactions
	144		Total before Tax
	(56)		Provision for Income Taxes
	$88		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	7	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(503)	(2)	Salaries and Employee Benefits
	(496)		Total before Tax
	187		Provision for Income Taxes
	$(309)		Net of Tax

Total reclassifications for the period	$(221)		Net of Tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

# 28

Note 6.    STOCK BASED COMPENSATION PLANS

Under the 2013 Long-Term Incentive Plan, Arrow granted options in the first quarter of 2017 to purchase shares of common stock. The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of grants is expensed over the four year vesting period.
The following table presents a roll-forward of stock option plans and grants issued during 2017:

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2017	366,329
Granted	55,621
Exercised	(35,937)
Forfeited	—
Outstanding at September 30, 2017	386,013
Exercisable at Period-End	242,706
Vested and Expected to Vest	143,307

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2017	$21.86
Granted	36.12
Exercised	20.46
Forfeited	—
Outstanding at September 30, 2017	24.05
Exercisable at Period-End	21.34
Vested and Expected to Vest	28.62

Grants Issued During 2017 - Weighted Average Information:
Fair Value	$6.25
Fair Value Assumptions:
Dividend Yield	2.72%
Expected Volatility	21.40%
Risk Free Interest Rate	2.25%
Expected Lives (in years)	6.88

The following table presents information on the amounts expensed for the periods ended September 30, 2017 and 2016:

Share-Based Compensation Expense
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Share-Based Compensation Expense	$90	$71	$262	$215

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 29

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three and nine-month periods ended September 30, 2017 and 2016.

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended September 30, 2017:
Service Cost	$350	$10	$37
Interest Cost	362	55	75
Expected Return on Plan Assets	(800)	—	—
Amortization of Prior Service (Credit) Cost	(14)	14	(3)
Amortization of Net Loss	148	31	—
Net Periodic Benefit Cost	$46	$110	$109

Plan Contributions During the Period	$—	$116	$65

For the Three Months Ended September 30, 2016:
Service Cost	$376	$8	$63
Interest Cost	420	56	83
Expected Return on Plan Assets	(828)	—	—
Amortization of Prior Service (Credit) Cost	(14)	14	(3)
Amortization of Net Loss	140	28	—
Net Periodic Benefit Cost	$94	$106	$143

Plan Contributions During the Period	$—	$131	$47

Net Periodic Benefit Cost
For the Nine Months Ended September 30, 2017:
Service Cost	$1,050	$30	$110
Interest Cost	1,085	164	224
Expected Return on Plan Assets	(2,399)	—	—
Amortization of Prior Service Cost (Credit)	(43)	43	(8)
Amortization of Net Loss	443	94	—
Net Periodic Benefit Cost	$136	$331	$326

Plan Contributions During the Period	$—	$345	$295

Estimated Future Contributions in the Current Fiscal Year	$—	$115	$98

For the Nine Months Ended September 30, 2016:
Service Cost	$1,127	$24	$188
Interest Cost	1,262	163	178
Expected Return on Plan Assets	(2,483)	—	—
Amortization of Prior Service (Credit) Cost	(42)	43	(8)
Amortization of Net Loss	419	84	—
Net Periodic Benefit Cost	$283	$314	$358

Plan Contributions During the Period	$—	$350	$197

We were not required to make a contribution to the qualified pension plan in 2017, and currently, we do not expect to make additional contributions in 2017. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

# 30

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended September 30, 2017 and 2016.  All share and per share amounts have been adjusted for the September 28, 2017 3% stock dividend.

Earnings Per Share
	Quarterly Period Ended:		Year-to-Date Period Ended:
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Earnings Per Share - Basic:
Net Income	$7,416	$6,738	$21,255	$19,934
Weighted Average Shares - Basic	13,889	13,810	13,889	13,775
Earnings Per Share - Basic	$0.53	$0.49	$1.53	$1.45

Earnings Per Share - Diluted:
Net Income	$7,416	$6,738	$21,255	$19,934
Weighted Average Shares - Basic	13,889	13,810	13,889	13,775
Dilutive Average Shares Attributable to Stock Options	77	91	92	67
Weighted Average Shares - Diluted	13,966	13,901	13,981	13,842
Earnings Per Share - Diluted	$0.53	$0.48	$1.52	$1.44

# 31

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2017, December 31, 2016 and September 30, 2016 were securities available-for-sale. Arrow held no securities or liabilities for trading on such dates.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
September 30, 2017
Securities Available-for Sale:
U.S. Government & Agency Obligations	$146,978	$64,730	$82,248	$—
State and Municipal Obligations	11,902	—	11,902	—
Mortgage-Backed Securities - Residential	152,806	—	152,806	—
Corporate and Other Debt Securities	2,299	—	2,299	—
Mutual Funds and Equity Securities	1,474	—	1,474	—
Total Securities Available-for-Sale	$315,459	$64,730	$250,729	$—
December 31, 2016
Securities Available-for Sale:
U.S. Government & Agency Obligations	$147,377	$54,706	$92,671	$—
State and Municipal Obligations	27,690	—	27,690	—
Mortgage-Backed Securities - Residential	167,239	—	167,239	—
Corporate and Other Debt Securities	3,308	—	3,308	—
Mutual Funds and Equity Securities	1,382	—	1,382	—
Total Securities Available-for Sale	$346,996	$54,706	$292,290	$—
September 30, 2016
Securities Available-for Sale:
U.S. Government & Agency Obligations	$153,926	$—	$153,926	$—
State and Municipal Obligations	31,628	—	31,628	—
Mortgage-Backed Securities - Residential	148,087	—	148,087	—
Corporate and Other Debt Securities	4,299	—	4,299	—
Mutual Funds and Equity Securities	1,250	—	1,250	—
Total Securities Available-for Sale	$339,190	$—	$339,190	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
September 30, 2017
Collateral Dependent Impaired Loans	$1,502	$—	$—	$1,502	$(138)
Other Real Estate Owned and Repossessed Assets, Net	1,713	—	—	1,713	(655)
December 31, 2016
Collateral Dependent Impaired Loans	$—	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	$1,686	$—	—	1,686	$(587)
September 30, 2016
Collateral Dependent Impaired Loans	$2,640	$—	$—	$2,640	$(240)
Other Real Estate Owned and Repossessed Assets, Net	1,016	—	—	1,016	(319)

# 32

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

There were no transfers between Levels 1, 2 and 3 for the three months ended September 30, 2017, December 31, 2016 and September 30, 2016.

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis
The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans. The fair value of underlying collateral is generally determined through independent appraisals, which generally include various Level 3 inputs which are not identifiable. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 15% to 25%. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at September 30, 2017, December 31, 2016 and September 30, 2016.

Fair Value by Balance Sheet Grouping
The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

# 33

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Cash and Cash Equivalents	$80,666	$80,666	$80,666	$—	$—
Securities Available-for-Sale	315,459	315,459	64,730	250,729	—
Securities Held-to-Maturity	341,526	343,899	—	343,899	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,704	6,704	—	6,704	—
Net Loans	1,891,104	1,870,379	—	—	1,870,379
Accrued Interest Receivable	7,692	7,692	—	7,692	—
Deposits	2,307,116	2,299,011	—	2,299,011	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	61,419	61,419	—	61,419	—
Federal Home Loan Bank Overnight Advances	33,000	33,000	—	33,000	—
Federal Home Loan Bank Term Advances	55,000	55,110	—	55,110	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	260	260	—	260	—

December 31, 2016
Cash and Cash Equivalents	$57,355	$57,355	$57,355	$—	$—
Securities Available-for-Sale	346,996	346,996	54,706	292,290	—
Securities Held-to-Maturity	345,427	343,751	—	343,751	—
Federal Home Loan Bank and Federal Reserve Bank Stock	10,912	10,912	—	10,912	—
Net Loans	1,736,256	1,720,078	—	—	1,720,078
Accrued Interest Receivable	6,684	6,684	—	6,684	—
Deposits	2,116,546	2,109,557	—	2,109,557	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	35,836	35,836	—	35,836	—
Federal Home Loan Bank Overnight Advances	123,000	123,000	—	123,000	—
Federal Home Loan Bank Term Advances	55,000	55,118	—	55,118	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	247	247	—	247	—

September 30, 2016
Cash and Cash Equivalents	$102,059	$102,059	$102,059	$—	$—
Securities Available-for-Sale	339,190	339,190	—	339,190	—
Securities Held-to-Maturity	338,238	347,441	—	347,441	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,371	5,371	—	5,371	—
Net Loans	1,690,241	1,696,929	—	—	1,696,929
Accrued Interest Receivable	7,046	7,046	—	7,046	—
Deposits	2,213,187	2,207,985	—	2,207,985	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	38,589	38,589	—	38,589	—
Federal Home Loan Bank Overnight Advances	—	—	—	—	—
Federal Home Loan Bank Term Advances	55,000	55,955	—	55,955	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	247	247	—	247	—
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
The fair value of time deposits is based on the discounted value of contractual cash flows, except that the fair value is limited to the extent that the customer could redeem the certificate after imposition of a premature withdrawal penalty.  The discount rates are estimated using the Federal Home Loan Bank of New York (FHLBNY) yield curve, which is considered representative of Arrow’s time deposit rates. The fair value of all other deposits is equal to the carrying value.
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

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of September 30, 2017 and 2016, the related consolidated statements of income, comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, and the related consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
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
November 7, 2017

# 36

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2017

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Form 10-Q, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 338 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for June 30, 2017 (the most recent such Report currently available), and peer group data contained herein has been derived from such Report.

The Company and Its Subsidiaries - Arrow is a two-bank holding company headquartered in Glens Falls, New York. Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York. Our non-bank subsidiaries include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies); Upstate Agency, LLC (an insurance agency specializing in property and casualty insurance); North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds); Glens Falls National Community Development Corporation (which invests in qualifying community development projects); and Arrow Properties, Inc. (a real estate investment trust, or REIT). Our holding company also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

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

Examples of Forward-Looking Statements:
Topic	Page	Location
Future compliance with regulatory capital standards	46	First paragraph under "Regulatory Capital and Increase in Stockholders' Equity"
VISA	47	"VISA Class B Common Stock"
Impact of market rate structure on net interest margin, loan yields and deposit rates	51	All paragraphs under "Quarterly Taxable Equivalent Yield on Loans"
Impact of market rate structure on net interest margin, loan yields and deposit rates	65	Last paragraph under "Quantitative and Qualitative Disclosures about Market Risk
Future level of residential real estate loans	50	Both paragraphs under "Residential Real Estate Loans"
Future level of indirect consumer loans	51	Last paragraph under "Consumer Loans"
Future level of commercial loans	51	Third paragraph under "Commercial Loans, and Commercial Real Estate Loans"
Impact of changes in mortgage rates	53	First paragraph under "Investment Sales, Purchases and Maturities"
Provision for loan losses	54	First paragraph in section
Future level of nonperforming assets	55	Last four paragraphs under "Risk Elements"
Liquidity	58	Last paragraph under "LIQUIDITY"
Fees for other services to customers	60, 63	Second paragraph under "Noninterest Income"

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

# 39

Arrow Financial Corporation Selected Quarterly Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
Net Income	$7,416	$7,208	$6,631	$6,600	$6,738
Transactions Recorded in Net Income (Net of Tax):
Net Gain (Loss) on Securities Transactions	6	—	—	(101)	—

Share and Per Share Data:(1)
Period End Shares Outstanding	13,891	13,900	13,886	13,887	13,828
Basic Average Shares Outstanding	13,889	13,890	13,889	13,844	13,810
Diluted Average Shares Outstanding	13,966	13,975	14,001	13,972	13,901
Basic Earnings Per Share	$0.53	$0.52	$0.48	$0.48	$0.49
Diluted Earnings Per Share	0.53	0.52	0.47	0.47	0.48
Cash Dividend Per Share	0.243	0.243	0.243	0.243	0.236

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	27,143	24,480	23,565	34,731	21,635
Investment Securities	677,368	684,570	695,615	684,906	696,712
Loans	1,892,766	1,842,543	1,781,113	1,726,738	1,680,850
Deposits	2,193,778	2,206,365	2,161,798	2,160,156	2,063,832
Other Borrowed Funds	262,864	207,270	205,436	157,044	209,946
Stockholders’ Equity	243,801	239,396	235,257	230,198	228,048
Total Assets	2,725,653	2,677,843	2,626,470	2,572,425	2,528,124
Return on Average Assets, annualized	1.08%	1.08%	1.02%	1.02%	1.06%
Return on Average Equity, annualized	12.07%	12.08%	11.43%	11.41%	11.75%
Return on Tangible Equity, annualized (2)	13.40%	13.45%	12.76%	12.77%	13.18%
Average Earning Assets	2,597,277	2,551,593	2,500,293	2,446,375	2,399,197
Average Paying Liabilities	2,012,802	2,005,421	1,977,628	1,933,974	1,892,583
Interest Income, Tax-Equivalent (3)	22,565	21,875	20,945	20,709	20,222
Interest Expense	1,949	1,699	1,536	1,404	1,405
Net Interest Income, Tax-Equivalent (3)	20,616	20,176	19,409	19,305	18,817
Tax-Equivalent Adjustment (3)	966	949	948	939	940
Net Interest Margin, annualized (3)	3.15%	3.17%	3.15%	3.14%	3.12%

Efficiency Ratio Calculation: (4)
Noninterest Expense	$15,548	$15,637	$15,475	$15,272	$15,082
Less: Intangible Asset Amortization	69	70	71	73	74
Net Noninterest Expense	15,479	15,567	15,404	15,199	15,008
Net Interest Income, Tax-Equivalent (3)	20,616	20,176	19,409	19,305	18,817
Noninterest Income	7,141	7,057	6,695	6,648	7,114
Less: Net Securities Gain (Loss)	10	—	—	(166)	—
Net Gross Income	27,747	27,233	26,104	26,119	25,931
Efficiency Ratio (Non-GAAP)	55.79%	57.16%	59.01%	58.19%	57.88%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$244,648	$240,752	$236,111	$232,852	$229,208
Book Value per Share (1)	17.61	17.32	17.00	16.77	16.58
Goodwill and Other Intangible Assets, net	24,268	24,355	24,448	24,569	24,675
Tangible Book Value per Share (1,2)	15.86	15.57	15.24	15.00	14.79

Capital Ratios:(5)
Tier 1 Leverage Ratio	9.30%	9.35%	9.37%	9.47%	9.44%
Common Equity Tier 1 Capital Ratio	12.70%	12.68%	12.84%	12.97%	12.80%
Tier 1 Risk-Based Capital Ratio	13.79%	13.79%	13.99%	14.14%	13.98%
Total Risk-Based Capital Ratio	14.77%	14.77%	14.98%	15.15%	14.99%

Assets Under Trust Administration and Investment Management	$1,411,608	$1,356,262	$1,333,690	$1,301,408	$1,284,051

# 40

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 28, 2017, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 38.

		9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
	Total Stockholders' Equity (GAAP)	$244,648	$240,752	$236,111	$232,852	$229,208
	Less: Goodwill and Other Intangible assets, net	24,268	24,355	24,448	24,569	24,675
	Tangible Equity (Non-GAAP)	$220,380	$216,397	$211,663	$208,283	$204,533

	Period End Shares Outstanding	13,891	13,900	13,886	13,887	13,828
	Tangible Book Value per Share (Non-GAAP)	$15.86	$15.57	$15.24	$15.00	$14.79
	Net Income	7,416	7,208	6,631	6,600	6,738
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	13.40%	13.45%	12.76%	12.77%	13.18%
3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 38.

		9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
	Interest Income (GAAP)	$21,599	$20,926	$19,997	$19,770	$19,282
	Add: Tax-Equivalent adjustment (Non-GAAP)	966	949	948	939	940
	Interest Income - Tax Equivalent (Non-GAAP)	$22,565	$21,875	$20,945	$20,709	$20,222
	Net Interest Income (GAAP)	$19,650	$19,227	$18,461	$18,366	$17,877
	Add: Tax-Equivalent adjustment (Non-GAAP)	966	949	948	939	940
	Net Interest Income - Tax Equivalent (Non-GAAP)	$20,616	$20,176	$19,409	$19,305	$18,817
	Average Earning Assets	$2,597,277	$2,551,593	$2,500,293	$2,446,375	$2,399,197
	Net Interest Margin (Non-GAAP)*	3.15%	3.17%	3.15%	3.14%	3.12%

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

5.
For the recently-completed quarter, all of the regulatory capital ratios in the table on page 40 and the table in this Note 5, below, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. The Common Equity Tier 1 Capital Ratio (CET1 Ratio) of Arrow as of 9/30/2017 that is listed in the tables (i.e., 12.70%) not only exceeds the currently required minimum CET1 Ratio (including Conservation Buffer) of 5.750%, but also exceeds the minimum CET1 Ratio that will be required when the Conservation Buffer is fully phased-in, on January 1, 2019, of 7.00% (including the ultimate required Conservation Buffer of 2.50%).

		9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
	Total Risk Weighted Assets	$1,830,730	$1,802,455	$1,747,318	$1,707,829	$1,690,646
	Common Equity Tier 1 Capital	232,473	228,586	224,369	221,472	216,382
	Common Equity Tier 1 Capital Ratio	12.70%	12.68%	12.84%	12.97%	12.80%

     * Quarterly ratios have been annualized.

# 41

Arrow Financial Corporation Selected Year-to-Date Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Nine Months Ended	9/30/2017	9/30/2016
Net Income	$21,255	$19,934
Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	6	88

Share and Per Share Data:(1)
Period End Shares Outstanding	13,891	13,828
Basic Average Shares Outstanding	13,889	13,775
Diluted Average Shares Outstanding	13,981	13,842
Basic Earnings Per Share	$1.53	$1.45
Diluted Earnings Per Share	1.52	1.44
Cash Dividend Per Share	0.73	0.71

Selected Year-to-Date Average Balances:
Interest-Bearing Deposits at Banks	25,076	21,665
Investment Securities	685,784	704,890
Loans	1,839,216	1,641,899
Deposits	2,187,431	2,072,052
Other Borrowed Funds	225,400	173,159
Stockholders’ Equity	239,516	223,214
Total Assets	2,677,018	2,493,909
Return on Average Assets, annualized	1.06%	1.07%
Return on Average Equity, annualized	11.86%	11.93%
Return on Tangible Equity, annualized (Non-GAAP) (2)	13.21%	13.42%
Average Earning Assets	2,550,076	2,368,454
Average Paying Liabilities	1,998,746	1,883,717
Interest Income, Tax-Equivalent (Non-GAAP) (3)	65,385	59,925
Interest Expense	5,184	3,952
Net Interest Income, Tax-Equivalent (Non-GAAP) (3)	60,201	55,973
Tax-Equivalent Adjustment (Non-GAAP) (3)	2,863	2,780
Net Interest Margin, annualized (Non-GAAP) (3)	3.16%	3.16%

Efficiency Ratio Calculation: (4)
Noninterest Expense	46,661	44,337
Less: Intangible Asset Amortization	210	223
Net Noninterest Expense	46,451	44,114
Net Interest Income, Tax-Equivalent (Non-GAAP) (3)	60,201	55,973
Noninterest Income	20,893	21,184
Less: Net Securities Gain	10	144
Net Gross Income	81,084	77,013
Efficiency Ratio (Non-GAAP)	57.29%	57.28%

# 42

Arrow Financial Corporation
Selected Year-to-Date Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 28, 2017, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 38.

		9/30/2017	9/30/2016
	Total Stockholders' Equity (GAAP)	$244,648	$229,208
	Less: Goodwill and Other Intangible assets, net	24,268	24,675
	Tangible Equity (Non-GAAP)	$220,380	$204,533

	Period End Shares Outstanding	13,891	13,828
	Tangible Book Value per Share (Non-GAAP)	$15.86	$14.79
	Net Income	21,255	19,934
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	13.21%	13.42%

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 38.

		9/30/2017	9/30/2016
	Interest Income (GAAP)	$62,522	$57,145
	Add: Tax-Equivalent adjustment (Non-GAAP)	$2,863	$2,780
	Net Interest Income - Tax Equivalent (Non-GAAP)	$65,385	$59,925
	Net Interest Income (GAAP)	$57,338	$53,193
	Add: Tax-Equivalent adjustment (Non-GAAP)	2,863	2,780
	Net Interest Income - Tax Equivalent (Non-GAAP)	$60,201	$55,973
	Average Earning Assets	$2,550,076	$2,368,454
	Net Interest Margin (Non-GAAP)*	3.16%	3.16%

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

* Year-to-date ratios have been annualized.

# 43

Average Consolidated Balance Sheets and Net Interest Income Analysis
(see “Use of Non-GAAP Financial Measures” on page 38)
(Fully Taxable Basis using a marginal tax rate of 35%)
(Dollars In Thousands)

Quarter Ended September 30:	2017			2016
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$27,143	$104	1.52%	$21,635	$34	0.63%
Investment Securities:
Fully Taxable	389,092	1,928	1.97	409,355	1,893	1.84
Exempt from Federal Taxes	288,276	2,404	3.31	287,357	2,332	3.23
Loans	1,892,766	18,129	3.80	1,680,850	15,963	3.78
Total Earning Assets	2,597,277	22,565	3.45	2,399,197	20,222	3.35
Allowance for Loan Losses	(17,393)			(16,696)
Cash and Due From Banks	37,592			36,041
Other Assets	108,177			109,582
Total Assets	$2,725,653			$2,528,124
Deposits:
Interest-Bearing Checking Accounts	$869,748	376	0.17	$869,439	320	0.15
Savings Deposits	682,347	356	0.21	607,850	231	0.15
Time Deposits of $250,000 or More	31,067	66	0.84	75,388	128	0.68
Other Time Deposits	166,776	241	0.57	129,960	164	0.50
Total Interest-Bearing Deposits	1,749,938	1,039	0.24	1,682,637	843	0.20
Short-Term Borrowings	187,864	465	0.98	134,946	152	0.45
FHLBNY Term Advances and Other Long-Term Debt	75,000	445	2.35	75,000	410	2.17
Total Interest-Bearing Liabilities	2,012,802	1,949	0.38	1,892,583	1,405	0.30
Demand Deposits	443,840			381,195
Other Liabilities	25,210			26,298
Total Liabilities	2,481,852			2,300,076
Stockholders’ Equity	243,801			228,048
Total Liabilities and Stockholders’ Equity	$2,725,653			$2,528,124
Net Interest Income (Tax-equivalent Basis) (Non-GAAP) (1)		20,616			18,817
Reversal of Tax Equivalent Adjustment		(966)	(0.15)%		(940)	(0.16)%
Net Interest Income		$19,650			$17,877
Net Interest Spread (Non-GAAP) (1)			3.07%			3.05%
Net Interest Margin (Non-GAAP) (1)			3.15%			3.12%

1 See Note 3 on p. 43.

# 44

Average Consolidated Balance Sheets and Net Interest Income Analysis
(see “Use of Non-GAAP Financial Measures” on page 38)
(Fully Taxable Basis using a marginal tax rate of 35%)
(Dollars In Thousands)
Nine-Month Period Ended September 30:	2017			2016
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$25,076	$242	1.29%	$21,665	$100	0.62%
Investment Securities:
Fully Taxable	398,231	5,940	1.99	427,937	6,006	1.87
Exempt from Federal Taxes	287,553	7,116	3.31	276,953	6,861	3.31
Loans	1,839,216	52,087	3.79	1,641,899	46,958	3.82
Total Earning Assets	2,550,076	65,385	3.43	2,368,454	59,925	3.38
Allowance for Loan Losses	(17,172)			(16,316)
Cash and Due From Banks	36,056			32,327
Other Assets	108,058			109,444
Total Assets	$2,677,018			$2,493,909
Deposits:
Interest-Bearing Checking Accounts	$894,206	1,088	0.16	$909,268	941	0.14
Savings Deposits	680,419	963	0.19	604,886	677	0.15
Time Deposits of $250,000 or More	31,974	187	0.78	66,230	313	0.63
Other Time Deposits	166,747	702	0.56	130,174	497	0.51
Total Interest-Bearing Deposits	1,773,346	2,940	0.22	1,710,558	2,428	0.19
Short-Term Borrowings	150,400	946	0.84	98,159	303	0.41
FHLBNY Term Advances and Other Long-Term Debt	75,000	1,298	2.31	75,000	1,221	2.17
Total Interest-Bearing Liabilities	1,998,746	5,184	0.35	1,883,717	3,952	0.28
Demand Deposits	414,085			361,494
Other Liabilities	24,671			25,484
Total Liabilities	2,437,502			2,270,695
Stockholders’ Equity	239,516			223,214
Total Liabilities and Stockholders’ Equity	$2,677,018			$2,493,909
Net Interest Income (Tax-equivalent Basis) (Non-GAAP)		60,201			55,973
Reversal of Tax Equivalent Adjustment		(2,863)	(0.15)%		(2,780)	(0.16)%
Net Interest Income		$57,338			$53,193
Net Interest Spread (Non-GAAP) (1)			3.08%			3.10%
Net Interest Margin (Non-GAAP) (1)			3.16%			3.16%

1 See Note 3 on p. 43.

# 45

OVERVIEW
We reported net income for the third quarter of 2017 of $7.4 million, an increase of $678 thousand, or 10.1%, over our net income for the third quarter of 2016. Diluted earnings per share (EPS) for the quarter was $0.53, an increase of 10.4% from the EPS of $0.48 reported for the third quarter of 2016. Return on average equity (ROE) for the third quarter of 2017 continued to be strong at 12.07%, up from an ROE of 11.75% for the third quarter ended September 30, 2016. Return on average assets (ROA) for the 2017 third quarter was 1.08%, an increase from an ROA of 1.06% for the third quarter ended September 30, 2016. Tax-equivalent net interest income (a non-GAAP measure) increased between the respective quarters by approximately 9.6%, mainly due to the 8.3% increase in average earning assets in the third quarter of 2017. The composition of earning assets changed in the current quarter through an increase in higher yielding loans and a decrease in lower yielding investment securities. Total loans increased between the respective period ends by $201.6 million, or 11.8%, while investment securities decreased by $18.4 million, or 2.7%. Salaries and employee benefits expenses increased by 6.4% in the third quarter of 2017 compared to the 2016 quarter, due to increased staffing levels, normal salary increases, and increases in medical claims under our health benefit plans. Total assets were $2.74 billion at September 30, 2017, which represented an increase of $139.2 million, or 5.3%, from the level at December 31, 2016, and an increase of $164.0 million, or 6.4%, from the September 30, 2016 level.
The changes in net income, net interest income and net interest margin between the three and nine-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 59.
Stockholders’ equity was $244.6 million at September 30, 2017, an increase of $11.8 million, or 5.1%, from the December 31, 2016 level of $232.9 million, and an increase of $15.4 million, or 6.7%, from the prior-year level. The components of the change in stockholders’ equity since year-end 2016 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
Regulatory Capital and Increase in Stockholders' Equity: At September 30, 2017, we continued to exceed by a substantial amount all required minimum capital ratios under the new bank regulatory capital rules at both the holding company and bank levels. At that date, both of our banks, as well as our holding company, continued to qualify as "well-capitalized" under the revised capital classification guidelines that became effective contemporaneously with the new bank regulatory capital rules in 2015. Because of our continued profitability and strong asset quality, our regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present. As a result of the Dodd-Frank Act, however, required minimum regulatory capital levels for insured banks and their parent holding companies will continue to increase, as a percentage of risk-based assets in the upcoming years through 2019.
At September 30, 2017, our book value per share was $17.61, up by 6.2% over the prior-year level, and our tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $15.86, an increase of $1.07, or 7.2%, over the level as of September 30, 2016. See the disclosure on page 38 related to our use of non-GAAP financial measures generally, and tangible book value, specifically. In the first nine months of 2017, total stockholders' equity increased by 5.1% (not annualized) and our total book value per share also increased by 5.0%. The increase in stockholders' equity over the first nine months of 2017 principally reflected the following factors: (i) $21.3 million of net income for the period and (ii) issuance of $2.7 million of common stock through our employee benefit and dividend reinvestment plans; reduced by (iii) cash dividends of $10.1 million; and (iv) repurchases of our own common stock, primarily in connection with our approved treasury stock repurchase plan, of $2.8 million. On September 30, 2017, our closing stock price was $34.35, representing a trading multiple of 2.17 to our tangible book value. As adjusted for a 3.0% stock dividend distributed September 28, 2017, the Company paid a quarterly cash dividend of $0.236 per share for the third quarter of 2016, and a cash dividend of $0.243 per share for the last quarter of 2016 and the first, second, and third quarters of 2017.

Loan Quality: Our net charge-offs for the third quarter of 2017 were $547 thousand as compared to $303 thousand for the comparable 2016 quarter. Our ratio of net charge-offs to average loans (annualized) was 0.11% for the third quarter of 2017 compared to 0.07% for the third quarter of 2016. Our peer group's weighted average ratio of net charge-offs to average loans was 0.07% for the quarter ended June 30, 2017. See page 37 for a discussion of our peer group. At September 30, 2017, our allowance for loan losses was $17.7 million representing 0.93% of total loans, down 4 basis points from the December 31, 2016 ratio. We believe this allowance is appropriate and reflects the continuing strong credit quality in the loan portfolio.
Nonperforming loans were $7.3 million at September 30, 2017, representing 0.38% of period-end loans, a decrease of 2 basis points from our prior year comparable quarter ratio, which compares favorably with the weighted average ratio of our peer group of 0.72% at June 30, 2017.

Loan Segments: During the third quarter of 2017, we experienced increases in outstanding balances in consumer loan and residential real estate loan segments of our loan portfolio, without any significant deterioration in our credit quality. During the quarter, our total loans grew by $30.2 million, or 1.6%. The largest portion of such increase was in residential real estate loans, which expanded by $18.9 million, or 2.6%. Consumer loans also increased during the quarter by $13.3 million, or 2.3%. The total commercial loan portfolio decreased slightly by $2.0 million, or 0.4%.

Commercial Loans: These loans comprised 6.6% of our loan portfolio at period-end. The business sector in our service area, including small- and mid-sized businesses with headquarters in the area, continued to be in reasonably good financial condition at period-end, and some lines of business appear to be experiencing modest improvement during the year.
Commercial Real Estate Loans: These loans comprised 23.1% of our loan portfolio at period-end. Commercial property values in our region have remained stable in recent periods. We update the appraisals on our nonperforming and watched CRE loan properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.

# 46

Consumer Loans: These loans (primarily automobile loans) comprised 31.0% of our loan portfolio at period-end. Consumer automobile loans at September 30, 2017, were $585 million, or 98.8% of this portfolio segment. In the first nine months of 2017, we did not experience any significant increase in our delinquency rate or in the percentage of nonperforming loans in this segment.
Residential Real Estate Loans: These loans, including home equity loans, made up 39.3% of our portfolio at period-end. The residential real estate market in our service area has been stable in recent periods. During the first nine months of 2017, refinancings of our own loans represented about 20% of our total originations. We originated nearly all of the residential real estate loans currently held in our portfolio and apply conservative underwriting standards to our originations. We typically sell a portion of our residential real estate mortgage originations into the secondary market. The ratio of our sales of originations to total originations tends to fluctuate from period to period, although this ratio has generally declined somewhat in recent periods.

Liquidity and Access to Credit Markets: We have not experienced any liquidity problems or special concerns thus far in 2017, nor did we in any prior years back to and during the financial crisis. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed significantly in recent periods (see our general liquidity discussion on page 58), although rates on such borrowings have begun to move a little recently in response to gradual tightening of short-term rates. Historically, we have principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (our main liability-based sources are overnight borrowing arrangements with our correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). We regularly perform a liquidity stress test and periodically test our contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.

Visa Class B Common Stock: We, like other former Visa member banks, bear some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the remaining litigation escrow account amount. In light of the current state of covered litigation at Visa, which is winding down, as well as the substantial remaining dollar amounts in Visa's escrow fund, we determined that the balance that Visa maintains in its escrow fund is substantially sufficient to satisfy Visa's remaining direct liability to such claims without further resort to the contingent liability of the former Visa member banks such as ours. At September 30, 2017, the Company held 27,771 shares of Visa Class B common stock. A potential future conversion of these shares into Visa Class A common stock could result in our receiving approximately 46 thousand shares of the latter. There continue to be restrictions remaining on Visa Class B shares held by us. We continue not to recognize any economic value for these shares.

# 47

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	September 30, 2017	December 31, 2016	September 30, 2016	From December	From September	From December (not annualized)	From September
Interest-Bearing Bank Balances	$24,983	$14,331	$35,503	$10,652	$(10,520)	74.3%	(29.6)%
Securities Available-for-Sale	315,459	346,996	339,190	(31,537)	(23,731)	(9.1)%	(7.0)%
Securities Held-to-Maturity	341,526	345,427	338,238	(3,901)	3,288	(1.1)%	1.0%
Loans (1)	1,908,799	1,753,268	1,707,216	155,531	201,583	8.9%	11.8%
Allowance for Loan Losses	17,695	17,012	16,975	683	720	4.0%	4.2%
Earning Assets (1)	2,597,471	2,470,934	2,425,518	126,537	171,953	5.1%	7.1%
Total Assets	$2,744,462	$2,605,242	$2,580,485	$139,220	$163,977	5.3%	6.4%
Demand Deposits	$448,515	$387,280	$381,760	$61,235	$66,755	15.8%	17.5%
Interest-Bearing Checking Accounts	967,250	877,988	993,221	89,262	(25,971)	10.2%	(2.6)%
Savings Deposits	696,805	651,965	629,201	44,840	67,604	6.9%	10.7%
Time Deposits over $250,000	28,464	32,878	45,237	(4,414)	(16,773)	(13.4)%	(37.1)%
Other Time Deposits	166,082	166,435	163,768	(353)	2,314	(0.2)%	1.4%
Total Deposits	$2,307,116	$2,116,546	$2,213,187	$190,570	$93,929	9.0%	4.2%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$61,419	$35,836	$38,589	$25,583	$22,830	71.4%	59.2%
FHLBNY Advances - Overnight	33,000	123,000	—	(90,000)	33,000	(73.2)%	—%
FHLBNY Advances - Term	55,000	55,000	55,000	—	—	—%	—%
Stockholders' Equity	244,648	232,852	229,208	11,796	15,440	5.1%	6.7%
(1) Includes Nonaccrual Loans

Municipal Deposits: Fluctuations in balances of our interest-bearing checking accounts are largely the result of municipal deposit fluctuations.  Municipal deposits on average represent 28% to 34% of our total deposits. Municipal deposits are typically placed in interest-bearing checking and savings accounts, as well as various time deposits.
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
If in the future, interest rates begin to rise significantly or the competition for municipal deposits otherwise becomes more intense, we may experience an elevation in the rates we are forced to pay on such deposits above our normal rates or, if we decline to pay such rates, we may experience a sustained decrease in municipal deposit levels.
Changes in Sources of Funds: Our total deposits increased $190.6 million, or 9.0%, from December 31, 2016 to September 30, 2017. Our municipal deposits increased by 14.5% during the period, mainly due to the collection of school taxes, while our consumer and business deposit balances increased by 6.7%. Our significant loan growth during the first nine months of 2017 and our reduction in FHLBNY Advances-Overnight was funded by a combination of our increase in deposits and our securities sold under agreements to repurchase, in addition to a reduction in our investment securities portfolio. At September 30, 2017, our term advances from the FHLBNY were $55 million, unchanged from both our year-end 2016 balance and our September 30, 2016 balance.
Changes in Earning Assets: Our loan portfolio at September 30, 2017, was $1.91 billion, up by $155.5 million, or 8.9%, from the December 31, 2016 level and up by $201.6 million, or 11.8%, from the September 30, 2016 level. We experienced the following trends in our four largest segments:

1.
Commercial loans. This segment of our portfolio increased significantly by $20.2 million, or 19.2%, during the first nine months of 2017, representing the impact of demand for such loans during the period.

2. Commercial real estate loans. This segment of our portfolio increased by $9.1 million, or 2.1%, during the first nine months of 2017, representing the continued strong demand for such loans offset in part by a few large payoffs during the period.

3.
Consumer loans (primarily automobile loans through indirect lending). As of September 30, 2017, these loans, primarily auto loans, had increased by $54.7 million, or 10.2%, from the December 31, 2016 balance, reflecting a continuation of strong demand for new and used vehicles region-wide and an expansion of our dealer network for indirect lending.

4. Residential real estate loans. This segment increased during the first nine months of 2017, by $71.6 million, or 10.5%. As in prior periods, we elected to sell a portion of the residential mortgage loans we originated during the period to Freddie Mac. Gross originations were up during the period, compared to the comparable 2016 period, and we retained a higher percentage of our originations than in

# 48

the year earlier period. Nevertheless, demand for new mortgage loans remained strong throughout the first nine months, reflecting continuing low rates and a stable local economy with low unemployment.

Deposit Trends
The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The principal change in deposit balances over the period was the steady and significant increase in demand deposits and savings deposits and little or no increase in other types of deposits, including time deposits. As mentioned previously, the volatility in interest-bearing checking deposit account balances is mainly due to seasonal fluctuations in municipal deposits. If and to the extent that interest rates, and corresponding deposit rates, across all maturities, begin to increase in future periods from their current continuing very low rates, even if such increases are very gradual, we would expect this multi-year migration to lower-rate deposits to change, as depositors shift back to higher-rate, longer term deposits, putting heightened pressure on our net interest margin.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
Demand Deposits	$443,840	$408,214	$389,606	$383,226	$381,195
Interest-Bearing Checking Accounts	869,748	918,235	894,911	921,971	869,439
Savings Deposits	682,347	681,197	677,662	649,928	607,850
Time Deposits over $250,000	31,067	31,126	33,758	39,058	41,267
Other Time Deposits	166,776	167,593	165,861	165,973	164,081
Total Deposits	$2,193,778	$2,206,365	$2,161,798	$2,160,156	$2,063,832

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
Demand Deposits	20.2%	18.5%	18.0%	17.7%	18.5%
Interest-Bearing Checking Accounts	39.6%	41.6%	41.4%	42.7%	42.1%
Savings Deposits	31.2%	30.9%	31.3%	30.1%	29.4%
Time Deposits over $250,000	1.4%	1.4%	1.6%	1.8%	2.0%
Other Time Deposits	7.6%	7.6%	7.7%	7.7%	8.0%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.17	0.17	0.15	0.15	0.15
Savings Deposits	0.21	0.19	0.17	0.16	0.15
Time Deposits over $250,000	0.84	0.85	0.66	0.55	0.59
Other Time Deposits	0.57	0.56	0.56	0.60	0.56
Total Deposits	0.19	0.18	0.17	0.16	0.16

During the quarter ended September 30, 2017, our average deposit cost on our interest bearing deposit categories increased slightly due to certain deposit customers shifting funds to higher rate deposit products. This shift may represent the beginning of a general increase in deposit rates for banks in response to the program initiated by the Federal Reserve in late 2015 to drive up short term rates through a series of gradual rate increases. Given the uncertainty surrounding the future of interest rates, we are unable to predict at this time what the short- or long-term effect of the Federal Reserve’s interest rate determinations may be.

Non-Deposit Sources of Funds
We have several sources of funding other than new deposits. Historically, we have borrowed funds from the FHLBNY under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances." These structured advances typically have original maturities of 3 to 10 years with some advances being callable by the FHLBNY at certain dates. If the advances are called, we may elect to receive replacement advances from the FHLBNY at the then prevailing FHLBNY rates of interest. We currently do not have, and have not had in recent periods, any structured advances in this portfolio.
We no longer rely on TRUPs as a source of new funds. As a result of the passage of the Dodd-Frank Act in 2010 and its removal of Tier 1 regulatory capital treatment for TRUPs issued after the Act's grandfathering date, we like all insured financial institutions of our size

# 49

or larger have not issued any TRUPs since that date and are not likely to issue any TRUPs in the future. However, consistent with the grandfathering provision in Dodd-Frank, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on our consolidated balance sheet as of September 30, 2017 (i.e., our previously issued TRUPS) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed, as is further discussed under “Capital Resources” beginning on page 55 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if any of certain other unanticipated but negative events should occur, such as any adverse change in tax laws that might deny the Company the ability to deduct interest paid on these obligations for federal income tax purposes.

Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type. For purposes of the following tables only, we have broken out Home Equity loans from Residential Real Estate loans (they are otherwise included in a single category in this Report). We have also combined Commercial Loans and Commercial Real Estate Loans into a single category (they are treated as separate categories in other sections of this Report). Over the last five quarters, the average balances for all of the below-listed categories of loans have steadily increased, although at different rates.

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
Commercial and Commercial Real Estate	$561,260	$556,014	$541,187	$532,456	$524,523
Residential Real Estate	563,793	538,884	518,263	490,427	470,865
Home Equity	137,251	138,125	135,910	135,939	133,009
Consumer Loans (1)	630,462	609,520	585,753	567,916	552,454
Total Loans	$1,892,766	$1,842,543	$1,781,113	$1,726,738	$1,680,851

Percentage of Total Quarterly Average Loans

	Quarter Ended
	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
Commercial and Commercial Real Estate	29.7%	30.2%	30.4%	30.8%	31.2%
Residential Real Estate	29.8%	29.2%	29.1%	28.4%	28.0%
Home Equity	7.3%	7.5%	7.6%	7.9%	7.9%
Consumer Loans (1)	33.2%	33.1%	32.9%	32.9%	32.9%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise included by us as part of our residential real estate loans in this Report.

Maintenance of High Quality in the Loan Portfolio: In the first nine months of 2017, we did not experience any material weakening in the quality of our loan portfolio or any segment thereof. In general, we have historically underwritten our residential real estate loans to secondary market standards for prime loans and have not engaged in subprime mortgage lending as a business line. Similarly, we have historically applied high underwriting standards in our commercial and commercial real estate lending operations and generally in our indirect (automobile) lending program as well. We have occasionally made loans, including indirect loans, to borrowers having FICO scores below the highest credit quality classifications, where special circumstances such as competitive considerations have led us to conclude it was appropriate to do so, with suitable protections against any enhanced perceived risk in such loans. We also have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising 39.3% of the entire portfolio at September 30, 2017), eclipsing both our commercial and commercial real estate loans, which represented 29.7% of the portfolio on that date, and our consumer loans (primarily automobile loans), which were 31.0% of the portfolio. Our gross originations for residential real estate loans (including refinancings of pre-existing mortgage loans) were $151.7 million and $113.4 million for the first nine months of 2017 and 2016, respectively. We expect this trend (i.e., substantially increased originations over the prior year periods) to continue through 2017 and into 2018. Origination totals substantially exceeded the sum of repayments and prepayments in the third quarters of both years, but in each period we also sold a portion of these originations on or immediately after origination. In the first nine months of 2017, we sold $13.7 million, or 9.0%, of our originations. In the first nine months of 2016, we sold a larger dollar amount, $19.3 million, or 17.1%, of our originations, and at a higher premium. During recent periods, commencing in 2014, we have offered additional competitive products for variable rate (adjustable) residential real estate and construction loans. These variable rate loans have not been subprime loans. We have not sold any of these variable rate loans into the secondary market.

# 50

Commercial Loans and Commercial Real Estate Loans: For the first nine months of 2017, combined commercial and commercial real estate loan originations continued to be strong, with an annualized growth rate of 7.3%.
Substantially all commercial and commercial real estate loans in our portfolio were extended to businesses or borrowers located in our regional market. Less than 12% of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY rates or U.S. Treasury indices. We have not experienced any significant weakening in the quality of our commercial loan portfolio in recent years.
Growth in our commercial loans and commercial real estate loans has slowed in recent periods. It is entirely possible that demand for commercial and commercial real estate loans may generally weaken in upcoming periods and/or that the quality of this segment of the portfolio may experience stress in upcoming periods. This is particularly likely if the ultimate effect of the Fed's current rate hike program triggers a significant and long-lasting increase in prevailing interest rates for medium- or long-term credits. Generally, however, the business sector, at least in our service area, appeared to be in reasonably good financial condition at period-end.

Consumer Loans (primarily automobile loans through indirect lending): At September 30, 2017, our automobile loans (primarily loans originated through dealerships located in upstate New York and Vermont) represented the third largest category of loans in our portfolio, and continued to be a significant component of our business comprising almost a third of our loan portfolio.
Our new automobile loan volume for the first nine months of 2017 remained strong, at $234.6 million, up from the $218.5 million originated in the first nine months of 2016. As a result of these originations, our consumer loan portfolio also grew in the first nine months of 2017, by $54.7 million, or 10.2%, from our December 31, 2016 balance.
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

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
Commercial and Commercial Real Estate	4.32%	4.30%	4.25%	4.29%	4.28%
Residential Real Estate	3.98%	4.03%	4.10%	4.09%	4.20%
Home Equity	3.55%	3.41%	3.28%	3.11%	3.13%
Consumer Loans	3.23%	3.21%	3.14%	3.18%	3.19%
Total Loans	3.80%	3.79%	3.76%	3.78%	3.82%

The average yield in our total loan portfolio during the third quarter of 2017 was down slightly compared to the average yield during the third quarter of 2016. For the quarter, yields on all loan types increased in comparison to the immediately preceding quarter with the exception of the residential real estate portfolio. The residential real estate portfolio's overall yield continues to decline as cash flow from the portfolio is replaced with new production in the current rate environment. However, the average rates on newly-originated loans made by us in all segments of our portfolio were at least equal to, and in most cases slightly above, the average rates for comparable loans originated by us in the year-earlier quarter.
    Regardless of the future direction or magnitude of changes in prevailing interest rates, the yield on our loan portfolio will ultimately be impacted by such changes. However, the timing and degree of responsiveness, in loans generally and as between various categories of loans, will also be influenced by a variety of other factors, including the extent of federal government participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands.

# 51

Investment Portfolio Trends
The table below presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2016 to September 30, 2017 (in thousands).
The net reduction in the two portfolios on a combined basis during the period (of $31.5 million, or 4.8%) reflected our strategy in recent years to reallocate earning assets from investment securities to higher yielding loans to maximize earning asset yields.

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	9/30/2017	12/31/2016	Change	9/30/2017	12/31/2016	Change
Securities Available-for-Sale:
U.S. Treasury Securities	$64,730	$54,706	$10,024	$19	$5	$14
U.S. Agency Securities	82,248	92,671	(10,423)	(17)	262	(279)
State and Municipal Obligations	11,902	27,690	(15,788)	27	6	21
Mortgage-Backed Securities-Residential	152,806	167,239	(14,433)	(52)	(950)	898
Corporate and Other Debt Securities	2,299	3,308	(1,009)	(201)	(204)	3
Mutual Funds and Equity Securities	1,474	1,382	92	354	262	92
Total	$315,459	$346,996	$(31,537)	$130	$(619)	$749

Securities Held-to-Maturity:
State and Municipal Obligations	$279,384	$267,127	$12,257	$1,646	$(1,765)	$3,411
Mortgage-Backed Securities-Residential	64,515	75,624	(11,109)	727	89	638
Corporate and Other Debt Securities	—	1,000	(1,000)	—	—	—
Total	$343,899	$343,751	$148	$2,373	$(1,676)	$4,049

At September 30, 2017, we held no investment securities in either of our securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issuers.
As of both period-ends presented in the above table, all listed Mortgage-Backed Securities-Residential consisted of mortgage-backed security pools and collateralized mortgage obligations (CMOs) that were guaranteed by U.S. Government Agency or government sponsored enterprises (GSEs), such as Fannie Mae or Freddie Mac. Mortgage-backed security pools provide to the investor monthly portions of principal and interest payments pursuant to the contractual obligations of the underlying mortgages. In the case of most CMOs, the principal and interest payments on the pooled mortgages are separated into two or more components (tranches), with each tranche having a separate estimated life, risk profile and yield. Our practice has been to purchase only those CMOs that are guaranteed by GSEs or other federal agencies and only those CMO tranches with shorter maturities and no more than moderate extension risk. Included in corporate and other debt securities are trust preferred securities issued by other financial institutions prior to May 19, 2010, the grandfathering date for TRUPs in Dodd Frank, that were highly rated at the time of purchase.

Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first nine months of 2017.
Change in Net Unrealized Securities Gains (Losses): Nearly all of the change in our net unrealized gains or losses during recent periods has been attributable to changes in the market yields during the periods in question, with little or no change in the credit-worthiness of the issuers.

# 52

Investment Sales, Purchases and Maturities
(In Thousands)
The following table summarizes sales of investment securities within the available-for-sale and held-to-maturity portfolios for the three and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
Sales	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Available-For-Sale Portfolio:
Mortgage-Backed Securities-Residential	$—	$—	$—	$—
U.S. Treasury Securities	—	—	—	—
U.S. Agency Securities	10,005	—	10,005	4,793
Corporate Bonds and Other	—	—	—	5,631
Total	10,005	—	10,005	10,424
Net Gains on Securities Transactions	10	—	10	144
Proceeds on the Sales of Securities	$10,015	$—	$10,015	$10,568

Held-to-Maturity Portfolio:
State and Municipal Obligations	$—	$—	$—	$2
Net Gains on Securities Transactions	—	—	—	—
Proceeds on the Sales of Securities	$—	$—	$—	$2

Investment yields in the debt markets experienced some volatility in the fourth quarter of 2016 and the first nine months of 2017. We regularly review our interest rate risk position along with our security holdings to evaluate if market opportunities have arisen that may permit us to reposition certain securities available-for-sale to enhance portfolio performance.
The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the three and nine-month periods ended September 30, 2017 and 2016, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

	Three Months Ended		Nine Months Ended
Purchases:	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Available-for-Sale Portfolio
U.S. Treasury Securities	$10,179	$—	$10,179	$—
U.S. Agency Securities	—	—	—	—
State and Municipal Obligations	—	—	—	10,920
Mortgage-Backed Securities-Residential	—	—	12,324	—
Other	—	—	—	—
Total Purchases	$10,179	$—	$22,503	$10,920

Maturities & Calls	$11,750	$22,185	$43,617	$65,965

	Three Months Ended		Nine Months Ended
Purchases:	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Held-to-Maturity Portfolio
State and Municipal Obligations	$2,583	$850	$36,018	$60,786
Mortgage-Backed Securities-Residential	—	—	—	—
Total Purchases	$2,583	$850	$36,018	$60,786

Maturities & Calls	$8,800	$17,699	$39,062	$42,295

# 53

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
Loan Balances:
Period-End Loans	$1,908,799	$1,878,632	$1,810,805	$1,753,268	$1,707,216
Average Loans, Year-to-Date	1,839,216	1,811,998	1,781,113	1,663,225	1,641,899
Average Loans, Quarter-to-Date	1,892,766	1,842,543	1,781,113	1,726,738	1,680,850
Period-End Assets	2,744,462	2,721,721	2,656,386	2,605,242	2,580,485

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$17,012	$17,012	$17,012	$16,038	$16,038
Provision for Loan Losses, YTD	1,580	780	358	2,033	1,550
Loans Charged-off, YTD	(1,197)	(574)	(270)	(1,270)	(784)
Recoveries of Loans Previously Charged-off	300	224	116	211	171
Net Charge-offs, YTD	(897)	(350)	(154)	(1,059)	(613)
Allowance for Loan Losses, End of Period	$17,695	$17,442	$17,216	$17,012	$16,975

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$17,442	$17,216	$17,012	$16,975	$16,798
Provision for Loan Losses, QTD	800	422	358	483	480
Loans Charged-off, QTD	(622)	(305)	(270)	(486)	(367)
Recoveries of Loans Previously Charged-off	75	109	116	40	64
Net Charge-offs, QTD	(547)	(196)	(154)	(446)	(303)
Allowance for Loan Losses, End of Period	$17,695	$17,442	$17,216	$17,012	$16,975

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$5,482	$5,222	$4,273	$4,193	$6,107
Loans Past Due 90 or More Days and Still Accruing Interest	967	1,821	—	1,201	548
Restructured and in Compliance with Modified Terms	828	101	101	106	107
Total Nonperforming Loans	7,277	7,144	4,374	5,500	6,762
Repossessed Assets	62	90	103	101	149
Other Real Estate Owned	1,651	1,523	1,631	1,585	868
Total Nonperforming Assets	$8,990	$8,757	$6,108	$7,186	$7,779

Asset Quality Ratios:
Allowance to Nonperforming Loans	243.16%	244.15%	393.60%	309.31%	251.04%
Allowance to Period-End Loans	0.93%	0.93%	0.95%	0.97%	0.99%
Provision to Average Loans (Quarter) (1)	0.17%	0.09%	0.08%	0.11%	0.11%
Provision to Average Loans (YTD) (1)	0.11%	0.09%	0.08%	0.12%	0.13%
Net Charge-offs to Average Loans (Quarter) (1)	0.11%	0.04%	0.04%	0.10%	0.07%
Net Charge-offs to Average Loans (YTD) (1)	0.07%	0.04%	0.04%	0.06%	0.05%
Nonperforming Loans to Total Loans	0.38%	0.38%	0.24%	0.31%	0.40%
Nonperforming Assets to Total Assets	0.33%	0.32%	0.23%	0.28%	0.30%
(1) Annualized
Provision for Loan Losses
Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified impaired loans as well as the inherent risk of loss related to the remaining portfolio. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part. As loans become past due, consideration is given to the status of those loans and whether or not to classify them as nonaccrual loans. Any loans listed as "past due 90 or more days and still accruing interest" have been evaluated and the borrowers have been deemed to have the capacity to repay all principal and interest and, therefore, have not been classified as nonaccrual.
In the third quarter of 2017, we made a $800 thousand provision for loan losses, compared to a provision of $480 thousand for the third quarter of 2016 and a provision of $422 thousand for the second quarter of 2017. The provision was primarily driven by net charge-offs of $547 thousand, growth in outstanding loan balances, and minor changes in qualitative factors. See Note 3 to our

# 54

unaudited interim consolidated financial statements for a discussion on how we classify our credit quality indicators as well as the balance in each category.
The ratio of the allowance for loan losses to total loans was 0.93% at September 30, 2017, a decrease of 4 basis points from the 0.97% ratio at December 31, 2016 and a decrease of 6 basis points from the 0.99% ratio at September 30, 2016.
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
Risk Elements
Our nonperforming assets at September 30, 2017 amounted to $9.0 million, an increase of $1.8 million, from the December 31, 2016 total and an increase of $1.2 million, from the year earlier total. In all recent periods, our ratios of nonperforming assets to total assets have remained below the average ratios for our peer group, although the average peer group ratios have improved dramatically in recent years, from post-crisis levels that were substantially higher than their current levels (and substantially higher than our ratios during such periods). (See page 37 for a discussion of our peer group.) At June 30, 2017, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.32%, well below the 0.68% ratio of our peer group at such date (the latest date for which peer group information is available). At September 30, 2017 our ratio increased slightly to 0.33%, however, this is still far below the most recent ratio for our peer group.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	9/30/2017	12/31/2016	9/30/2016
Commercial Loans	$122	$134	$105
Commercial Real Estate Loans	—	121	—
Residential Real Estate Loans	1,063	2,461	1,693
Consumer Loans - Primarily Indirect Automobile	5,615	6,369	5,144
Total Delinquent Loans	$6,800	$9,085	$6,942

At September 30, 2017, our loans in this category totaled $6.8 million, a decrease of $2.3 million, or 25.1%, from the $9.1 million of such loans at December 31, 2016. The September 30, 2017 total of non-current loans equaled 0.36% of loans then outstanding, whereas the year-end 2016 total equaled 0.52% of loans then outstanding. The decrease from December 31, 2016 is primarily attributable to a decrease in delinquent automobile loans, which were at a seasonally elevated level at year-end 2016 but declined (improved) during the first nine months of 2017.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to our unaudited interim consolidated financial statements. We consider all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at September 30, 2017 was $31.0 million, down from the dollar amount of such loans at December 31, 2016, when the amount was $35.8 million, due primarily to the upgrade of several commercial borrowers. These loans will continue to be closely monitored and we do expect to collect all payments of contractual interest and principal in full on these classified loans. Total nonperforming assets at period-end increased by $1.2 million, or 15.6% from September 30, 2016. This change resulted primarily from several commercial loans moving to nonaccrual status.
The economy in our market area has been relatively strong in recent years, compared to the immediate post-crisis years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in our market area as well, and ultimately on our loan portfolio, particularly our commercial and commercial real estate portfolio.
As of September 30, 2017, we held for sale three residential real estate properties and one commercial property in other real estate owned. We do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.
We do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

# 55

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
At September 30, 2017, our holding company and both of our banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the revised capital rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the phased-in portion of the capital buffer.

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

# 56

Our Current Capital Ratios: The table below sets forth the regulatory capital ratios of our holding company and our two subsidiary banks, Glens Falls National and Saratoga National, under the current capital rules, as of September 30, 2017:

	Common	Tier 1	Total
	Equity	Risk-Based	Risk-Based	Tier 1
	Tier 1 Capital	Capital	Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Arrow Financial Corporation	12.70%	13.79%	14.77%	9.30%
Glens Falls National Bank & Trust Co.	13.35%	13.36%	14.33%	8.88%
Saratoga National Bank & Trust Co.	13.20%	13.20%	14.15%	9.42%

Current Regulatory Minimum (2017)	5.750%(1)	7.250%(1)	9.250%(1)	4.000%
FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2017)	6.500%	8.000%	10.000%	5.000%
Final Regulatory Minimum (1/1/2019)	7.000%(2)	8.500%(2)	10.500%(2)	4.000%

(1) Including currently phased-in 1.25% capital conservation buffer
(2) Including the fully phased-in 2.50 % capital conservation buffer

At September 30, 2017, our holding company and both banks exceeded the minimum regulatory capital ratios established under the current capital rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $244.6 million at September 30, 2017, an increase of $11.8 million, or 5.1%, from December 31, 2016.  This increase was the result of net income for the period of $21.3 million, an increase in other comprehensive income of $0.7 million, and increases in book equity from our various stock-based compensation and dividend reinvestment plans of $2.7 million. These equity enhancing developments during the quarter were offset, in part, by cash dividends of $10.1 million and purchases of our own common stock of $2.8 million.

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

Stock Repurchase Program: In October 2016, the Board of Directors approved a $5.0 million stock repurchase program, effective January 1, 2017 (the 2017 program), under which management is authorized, in its discretion, to repurchase from time-to-time during 2017, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock, to the extent management believes purchase of the Company's stock is an attractive use of available capital and in the best interests of stockholders. This 2017 program replaced a similar repurchase program which was in effect during 2016 (the 2016 program), which also authorized the repurchase of up to $5.0 million of Arrow common stock. As of September 30, 2017 approximately $2.1 million had been used under the 2017 program to repurchase Arrow shares. This total does not include repurchases of Arrow's Common Stock other than through its repurchase program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

In October 2017, the Board of Directors approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow common stock over the 12-month period starting January 1, 2018, in open market or negotiated transactions. This new repurchase program will replace the existing 2017, which expires December 31, 2017 program.

# 57

Dividends: Our common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past seven quarters listed below represent actual sales transactions, as reported by NASDAQ. On October 25, 2017, our Board of Directors declared a 2017 fourth quarter cash dividend of $0.250 payable on December 15, 2017. Per share amounts in the following table have been restated for our September 28, 2017 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2016
First Quarter	$23.13	$25.96	$0.236
Second Quarter	24.42	28.65	0.236
Third Quarter	27.79	33.08	0.236
Fourth Quarter	29.67	40.49	0.243
2017
First Quarter	$31.80	$39.76	$0.243
Second Quarter	30.15	34.95	0.243
Third Quarter	29.81	35.00	0.243
Fourth Quarter (dividend payable December 15, 2017)	TBD	TBD	0.250

	Quarter Ended September 30,
	2017	2016
Cash Dividends Per Share	$0.243	$0.236
Diluted Earnings Per Share	0.53	0.48
Dividend Payout Ratio	45.85%	49.17%
Total Equity (in thousands)	244,648	$229,208
Shares Issued and Outstanding (in thousands)	13,891	13,828
Book Value Per Share	$17.61	$16.58
Intangible Assets (in thousands)	24,268	24,675
Tangible Book Value Per Share	$15.86	$14.79
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
Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $315.5 million at September 30, 2017, a decrease of $31.5 million, from the year-end 2016 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. Our federal funds lines of credit are with two correspondent banks totaling $35 million; we did not draw on these lines during the three months ended September 30, 2017.
To support our borrowing relationship with the FHLBNY, we have pledged collateral, including residential mortgage and home equity loans. At September 30, 2017, we had outstanding collateral obligations with the FHLBNY of $258 million; on such date, our unused borrowing capacity at the FHLBNY was approximately $242 million. In addition we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At September 30, 2017, the amount available under this facility was approximately $416 million, and there were no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At September 30, 2017, our basic liquidity ratio, including our FHLB collateralized borrowing capacity, was 11.0% of total assets, or $192 million in excess of our internally-set minimum target ratio of 4%.
Because of our consistently favorable credit quality and strong balance sheet, we did not experience any significant liquidity constraints in the three-month period ended September 30, 2017 and did not experience any such constraints in any prior year, back to and including the financial crisis years. We have not at any time during such period been forced to pay premium rates to obtain retail deposits or other funds from any source.

# 58

RESULTS OF OPERATIONS
Three Months Ended September 30, 2017 Compared With
Three Months Ended September 30, 2016

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	9/30/2017	9/30/2016	Change	% Change
Net Income	$7,416	$6,738	$678	10.1%
Diluted Earnings Per Share	0.53	0.48	0.05	10.4
Return on Average Assets	1.08%	1.06%	0.02%	1.9
Return on Average Equity	12.07%	11.75%	0.32%	2.7

We reported net income of $7.4 million and diluted earnings per share (EPS) of $.53 for the third quarter of 2017, compared to net income of $6.7 million and diluted EPS of $.48 for the third quarter of 2016. Return on average assets (ROA) for the third quarter of 2017 was 1.08%, up 2 basis points from 1.06% in the third quarter of 2016. In addition, our return on average equity (ROE) increased to 12.07%
for the third quarter of 2017, up 32 basis points from 11.75% in the third quarter of 2016.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	9/30/2017	9/30/2016	Change	% Change
Interest and Dividend Income	$22,565	$20,222	$2,343	11.6%
Interest Expense	1,949	1,405	544	38.7%
Net Interest Income	20,616	18,817	1,799	9.6%
Tax-Equivalent Adjustment	966	940	26	2.8%
Average Earning Assets (1)	2,597,277	2,399,197	198,080	8.3%
Average Interest-Bearing Liabilities	2,012,802	1,892,583	120,219	6.4%

Yield on Earning Assets (1)	3.45%	3.35%	0.10%	3.0%
Cost of Interest-Bearing Liabilities	0.38	0.30	0.08%	26.7%
Net Interest Spread	3.07	3.05	0.02%	0.7%
Net Interest Margin	3.15	3.12	0.03%	1.0%
(1) Includes Nonaccrual Loans
Net interest income for the just completed quarter, on a taxable equivalent basis, increased by $1.8 million, or 9.6%, from the third quarter of 2016, largely due to an increase in our average earning assets of 8.3%, as compared to the 6.4% increase in our average interest-bearing liabilities. In addition, our net interest margin increased 3 basis points in the third quarter of 2017 to 3.15%, from 3.12% during the third quarter of 2016. Due to our strong loan growth, the composition of our average earning assets during the 2017 period includes more higher yielding loans and slightly less lower yielding investment securities due to the strategy of not reinvesting a portion of the maturing securities. As a result, the yield on average earning assets increased 10 basis points in the current year period. While our growth in non-interest bearing demand deposits during the 2017 period has resulted in slowing the increase in our cost of interest-bearing liabilities, the additional 53 basis points in the cost of short-term borrowings utilized to fund our loan growth resulted in an increase in the cost of interest-bearing liabilities of 8 basis points. We define net interest margin as our net interest income on a tax-equivalent basis divided by average earning assets, annualized. Our net interest margin, as well as our tax-equivalent net income, from which the margin is derived, are non-GAAP financial measures. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 38, and the tabular information and notes on pages 40 through 43, regarding our reasons for using these and other non-GAAP measures and the reconciliation thereof to comparable GAAP measures.) Further detailed information is presented above under the section entitled “Average Consolidated Balance Sheets and Net Interest Income Analysis.” The impact of recent interest rate changes on our deposit and loan portfolios are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 54, the provision for loan losses for the third quarter of 2017 was $800 thousand, compared to a provision of $480 thousand for the 2016 quarter.

# 59

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	9/30/2017	9/30/2016	Change	% Change
Income From Fiduciary Activities	$2,116	$1,923	$193	10.0%
Fees for Other Services to Customers	2,453	2,491	(38)	(1.5)%
Insurance Commissions	2,113	2,127	(14)	(0.7)%
Net Gain on Securities Transactions	10	—	10	—%
Net Gain on the Sale of Loans	182	310	(128)	(41.3)%
Other Operating Income	267	263	4	1.5%
Total Noninterest Income	$7,141	$7,114	$27	0.4%

Total noninterest income in the current quarter was $7.1 million, up slightly from total noninterest income for the third quarter of 2016. Fees for other services to customers, the largest segment of our noninterest income, remained consistent at $2.5 million for the third quarter of 2017, as compared to the third quarter of 2016. In addition to service charge income on deposits, this category also includes debit card interchange income, revenues related to the sale of mutual funds to our customers by third party providers, and servicing income on sold loans. Debit card usage by our customers has continued to grow in recent periods, which has generally offset the negative effect of reduced debit interchange rates. Generally, we do not believe that the limits on debit interchange fees resulting from Dodd-Frank will have a material adverse impact on our financial condition or results of operations in future periods.
Income from fiduciary activities for the third quarter of 2017 increased by $193 thousand, or 10.0% over the third quarter of 2016. This growth in income from fiduciary activities can be attributed to market performance and customer account acquisition and retention strategies. Insurance commissions remained consistent at $2.1 million for the third quarter of 2017.
The $10 thousand increase in net securities gains between the periods was due to the fact that we did not sell any securities in the third quarter of 2016.
Net gain on the sale of loans in the third quarter of 2017 decreased by $128 thousand from the third quarter of 2016. This decrease was a result of both a decrease in loan sale volume and a slight reduction in the premium achieved by those sales. The slight reduction in premium is consistent with our yield trend from residential real estate loans and the reduction in volume in loan sales is a reflection of our business strategy to sell fewer earning assets, in favor of retaining them in our portfolio. See page 50 for our discussion of loan sales.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	9/30/2017	9/30/2016	Change	% Change
Salaries and Employee Benefits	$9,251	$8,693	$558	6.4%
Occupancy Expense of Premises, Net	1,145	1,257	(112)	(8.9)
Furniture and Equipment Expense	1,226	1,168	58	5.0
FDIC and FICO Assessments	225	217	8	3.7
Amortization	69	74	(5)	(6.8)
Other Operating Expense	3,632	3,673	(41)	(1.1)
Total Noninterest Expense	$15,548	$15,082	$466	3.1
Efficiency Ratio	55.79%	57.88%	(2.09)%	(3.6)

Noninterest expense for the third quarter of 2017 was $15.5 million, an increase of $0.5 million, or 3.1%, from the expense for the third quarter of 2016. However, the rate of increase in expense on a year-over-year basis was less than the rate of growth in average total loans or in average total assets between the same two periods. This favorable comparison of rates of increase was reflected in our efficiency ratio, which was 55.79% for the third quarter of 2017, down 209 basis points from our ratio for the comparable 2016 quarter. The efficiency ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect an institution's operating efficiency. We calculate our efficiency ratio as the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 38 of this Report under the heading “Use of Non-GAAP Financial Measures” and the related tabular information and notes on pages 40 through 43 of this Report. The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods have generally compared favorably to the ratios of our peer group as disclosed in the Fed's Performance Reports (see page 37 for a discussion of our peer group). For the three-month period ended June 30, 2017 (the most recent reporting period for which peer group information is available), the peer group's efficiency ratio was 66.14%, and our ratio was 57.16% (not adjusted for the definitional difference).

# 60

Salaries and employee benefits expense increased 6.4% in the third quarter of 2017 compared to the 2016 quarter. The primary reason for the increase is increased staffing levels and normal salary increases. Employee benefit expenses increased by $184 thousand or 10.2% primarily related to increases in medical claims under our health benefit plans.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	9/30/2017	9/30/2016	Change	% Change
Provision for Income Taxes	$3,027	$2,691	$336	12.5%
Effective Tax Rate	29.0%	28.5%	0.5	1.8
The effective tax rate did not materially change in the third quarter of 2017 compared to the 2016 quarter.

# 61

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2017 Compared With
Nine Months Ended September 30, 2016

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	9/30/2017	9/30/2016	Change	% Change
Net Income	$21,255	$19,934	$1,321	6.6%
Diluted Earnings Per Share	1.52	1.44	0.08	5.6
Return on Average Assets	1.06%	1.07%	(0.01)%	(0.9)
Return on Average Equity	11.86%	11.93%	(0.07)%	(0.6)

We reported net income of $21.3 million and diluted earnings per share (EPS) of $1.52 for the first nine months of 2017, compared to net income of $19.9 million and diluted EPS of $1.44 for the first nine months of 2016. Return on average assets (ROA) for the first nine months of 2017 was 1.06%, down slightly from 1.07% for the first nine months of 2016. In addition, our return on average equity (ROE) decreased slightly to 11.86% for the first nine months of 2017 from 11.93% for the first nine months of 2016.

    The following narrative discusses the period-to-period changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Nine Months Ended
	9/30/2017	9/30/2016	Change	% Change
Interest and Dividend Income	$65,385	$59,925	$5,460	9.1%
Interest Expense	5,184	3,952	1,232	31.2%
Net Interest Income	60,201	55,973	4,228	7.6%
Tax-Equivalent Adjustment	2,863	2,780	83	3.0%
Average Earning Assets (1)	2,550,076	2,368,454	181,622	7.7%
Average Interest-Bearing Liabilities	1,998,746	1,883,717	115,029	6.1%

Yield on Earning Assets (1)	3.43%	3.38%	0.05%	1.5%
Cost of Interest-Bearing Liabilities	0.35	0.28	0.07%	25.0%
Net Interest Spread	3.08	3.10	(0.02)%	(0.6)%
Net Interest Margin	3.16	3.16	—%	—%
(1) Includes Nonaccrual Loans
Net interest income dollars for the just completed nine-month period, on a taxable equivalent basis, increased by $4.2 million, or 7.6%, over the 2016 amount, principally due to the above mentioned positive impact of a 7.7% increase in the level of our average earning assets as compared to the 6.1% increase in average interest-bearing liabilities. For the first nine months of 2017, net interest margin was unchanged from the 3.16% for the first nine months of 2016. Due to our strong loan growth, the composition of our average earning assets during the 2017 period includes more loans earning higher yields and slightly less lower yielding investment securities, due to the strategy of not reinvesting a portion of the maturing securities. As a result, the yield on average earning assets increased 5 basis points in the current year period. Although our growth in non-interest bearing demand deposits during the 2017 period has resulted in slowing the increase in our cost of interest-bearing liabilities, the additional 43 basis points in the cost of short-term borrowings utilized to fund our loan growth resulted in an increase in the cost of interest bearing liabilities of 7 basis points. We define net interest margin as our net interest income on a tax-equivalent basis divided by average earning assets, annualized. Our net interest margin, as well as our tax-equivalent net interest income from which the margin is derived, are non-GAAP measures. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 38, and the tabular information and notes on pages 40 through 43, regarding our net interest margin and tax-equivalent net interest income, which are commonly used non-GAAP financial measures.) Further detailed information is presented above under the section entitled “Average Consolidated Balance Sheets and Net Interest Income Analysis.” The impact of recent interest rate changes on our deposit and loan portfolios are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 54, the provision for loan losses for the first nine months of 2017 was $1.58 million, compared to a provision of $1.55 million for the 2016 period.

# 62

Noninterest Income
Summary of Noninterest Income

(Dollars in Thousands)

	Nine Months Ended
	9/30/2017	9/30/2016	Change	% Change
Income From Fiduciary Activities	$6,284	$5,854	$430	7.3%
Fees for Other Services to Customers	7,122	7,144	(22)	(0.3)
Insurance Commissions	6,426	6,468	(42)	(0.6)
Net Gain on Securities Transactions	10	144	(134)	(93.1)
Net Gain on the Sale of Loans	431	649	(218)	(33.6)
Other Operating Income	620	925	(305)	(33.0)
Total Noninterest Income	$20,893	$21,184	$(291)	(1.4)

Total noninterest income in the first nine months of 2017 was $20.9 million, a small decrease of $291 thousand, or 1.4%, from total noninterest income of $21.2 million for the first nine months of 2016. Fees for other services to customers, the largest segment of our noninterest income, remained consistent at $7.1 million for the first nine months of 2017, as compared to the first nine months of 2016.
Income from fiduciary activities for the first nine months of 2017 increased by $430 thousand, or 7.3% over the first nine months of 2016. This growth in income from fiduciary activities can be attributed to market performance and customer account acquisition and retention strategies. Insurance commissions remained materially consistent at $6.4 million for the first nine months of 2017, as compared to the first nine months of 2016.
Net securities gains between the periods decreased $134 thousand due to the opportunities available to reposition our available-for-sale securities portfolio during the 2016 period that were not available during the 2017 period. See our discussion on our investment securities portfolio beginning on page 53 of this Report. The decrease in other operating income between the periods was due to the fact that we recognized significant income in the 2016 period from our investment in regional business incubation enterprises (limited partnerships), which was not recognized by us in the 2017 period.
Net gain on the sale of loans in the first nine months of 2017 decreased by $218 thousand, or 33.6% from the first nine months of 2016. This decrease was a result of both lower loan sale volume and a slight reduction in the average premium achieved by those sales. The slight reduction in premium is consistent with our yield trend from residential real estate loans (i.e.: yields were not dropping as fast during this period) and the reduction in volume in loan sales is a reflection of our business strategy to sell fewer earning assets, in favor of retaining them in our portfolio. See page 50 for our discussion of loan sales.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Nine Months Ended
	9/30/2017	9/30/2016	Change	% Change
Salaries and Employee Benefits	$27,343	$25,223	$2,120	8.4%
Occupancy Expense of Premises, Net	3,761	3,819	(58)	(1.5)
Furniture and Equipment Expense	3,649	3,404	245	7.2
FDIC and FICO Assessments	679	844	(165)	(19.5)
Amortization	210	223	(13)	(5.8)
Other Operating Expense	11,019	10,824	195	1.8
Total Noninterest Expense	$46,661	$44,337	$2,324	5.2
Efficiency Ratio	57.29%	57.28%	0.01%	—

Noninterest expense for the first nine months of 2017 was $46.7 million, an increase of $2.3 million, or 5.2%, from the expense for the first nine months of 2016. This increase on a year-over-year basis represents less than the growth in average total loans or in average total assets between the same two periods. Our efficiency ratio was 57.29% for the first nine months of 2017, up by 1 basis point (a slight drop in efficiency) from our ratio for the comparable 2016 period. This ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect operating efficiency. We calculate our efficiency ratio as the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 38 of this Report under the heading “Use of Non-GAAP Financial Measures” and the related tabular information and notes on pages 40 through 43 of this Report.
Salaries and employee benefits expense increased 8.4% in the first nine months of 2017 over the 2016 period, reflecting an increase of 7.1% in salaries and an increase of 12.1% in benefits. The increase in salary expense was due in part to staffing expansion and normal merit increases. The increase in our benefit expenses was primarily due to medical claims incurred under the company's minimum premium health insurance plan during the 2017 period.

# 63

FDIC and FICO assessments decreased by $165 thousand for the first nine months of 2017, as compared to the first nine months of 2016. This decrease is primarily the result of a reduction in the requirements for community banks of our size and a repositioning of our balance sheet components on which the assessment is based.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Nine Months Ended
	9/30/2017	9/30/2016	Change	% Change
Provision for Income Taxes	$8,735	$8,556	$179	2.1%
Effective Tax Rate	29.1%	30.0%	(0.9)	(3.0)
The decrease in the effective tax rate in the first nine months of 2017 over the first nine months of 2016, was primarily attributable to a change in state tax law that reduced our state tax expense combined with the impact of the adoption of new guidance on the accounting for share-based payment transactions. The new guidance resulted in excess tax benefits from these transactions to be recorded as a reduction in the provision for income taxes.

# 64

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to credit risk in our loan portfolio and liquidity risk, discussed on page 58 of this Report, we have market risk in our business activities. Market risk is the possibility that changes in future market rates (interest rates) or prices (market value of our financial instruments) will make our position less valuable. The ongoing monitoring and management of market risk, principally interest rate risk, is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”). In this capacity, ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. As of the date of this Report, we are not using, and have not in recent periods used, derivatives, such as interest rate swaps, in our risk management process.
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
We occasionally need to make ad hoc adjustments to our model. During recent years, the Federal Reserve's targeted federal funds rate has remained at historically low levels. From 2010-2015 it was within a range of 0 to .50%; since then, the range has increased by 75 basis points to a range of 1.00% to 1.25%, but remains very low. The low prevailing short-term rate environment has led us to revise our standard model for the decreasing interest rate simulation for short-term liabilities and assets. Under our revised model, we have continued to apply our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, but we have begun to assume, for purposes of modeling our short-term liabilities and assets bearing interest rates of less than 1.00%, a hypothetical downward shift of less that the normal rate utilized (i.e., less than 100 basis points) and in some cases have made no downward shift at all in the modeled interest rates if such rates only slightly exceed zero at the measurement date. As under our old model, we continue to assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending solely upon the contractual maturities of the particular assets and liabilities in question.
Applying the revised simulation model analysis as of September 30, 2017, a 200 basis point increase in all interest rates demonstrated a 2.8% decrease in net interest income over the ensuing 12 month period, and a 100 basis point decrease (adjusted, as described above) demonstrated a 0.5% increase in net interest income, when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results in the event of actual rate changes.
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
Also, as market conditions vary from those assumed in the sensitivity analysis, actual results may differ due to: prepayment/refinancing levels deviating from those assumed, the varying impact of interest rate changes on caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, unanticipated shifts in the yield curve, including a so-called "flattening" or even a possible "inversion" of the yield curve, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect balance sheet growth or actions that ALCO might take in responding to or anticipating changes in interest rates.
In general, we expect that our interest-bearing liabilities, which are primarily deposit liabilities, many of them having no minimum contractual term and bearing a very low interest rate, will likely reprice upward. In many cases, these deposit liabilities will reprice upward more rapidly than our short-term assets, if and as prevailing rates begin to rise, which may have a negative short-term impact on our net interest margin and net interest income, beyond that reported in the simulation analysis, above. However, many of our interest-earning assets also have relatively short maturities such that, following a rise in rates, they too will likely commence to reprice upward, relatively quickly, which will then have an offsetting positive impact on net interest income in ensuing periods.

# 65

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

# 66

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
There were no unregistered sales of the Company's equity securities by or on behalf of the Company during the just-completed quarter.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its common stock during the quarter ended September 30, 2017:

Third Quarter 2017 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
July	8,138	$31.28	6,180	$3,502,520
August	22,678	31.34	20,600	2,856,516
September	14,456	31.88	—	2,856,516
Total	45,272	31.50	26,780
1 The total number of shares of Common Stock purchased by the Company in each month in the quarter and the average price paid per share are listed in columns A and B, respectively. All shares identified in column A were either (i) shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) on behalf of participating stockholders, under the general supervision of the Board as administrator, (ii) shares surrendered (or deemed surrendered) to Arrow by holders of Arrow stock options in connection with such holders' stock-for-stock exercises of such options. and (iii) shares repurchased under the publicly announced Repurchase Program. Specifically, in the months indicated, the total number of shares identified in column A includes shares purchased on the open market on behalf of DRIP participants as well as shares delivered to (or deemed delivered) by option holders in connection with stock-for-stock exercises of their options, as follows: in July, DRIP purchases (1,958 shares), stock option exercises (6,180 shares), and repurchased under the publicly-announced Repurchase Program (6,180 shares); in August, DRIP purchases (2,078 shares), stock option exercises (20,600 shares), and repurchased under the publicly-announced Repurchase Program (20,600 shares); and in September, DRIP purchases (14,098 shares), and stock option exercises (358 shares).
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
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None

# 67

Item 5.
Other Information

Separation Agreement

As previously disclosed in Current Reports on Form 8-K filed with the Securities and Exchange Commission February 7, 2017 and August 16, 2017, Terry R. Goodemote, then Executive Vice President, Treasurer and Chief Financial Officer of Arrow Financial Corporation (the “Company”), announced his intention to retire from all positions he held as an officer of the Company and its subsidiaries upon the hiring of his successor, Edward J. Campanella, which became effective September 5, 2017. In connection with Mr. Goodemote’s departure, on November 1, 2017, the Company and Mr. Goodemote  signed an Executive Separation Agreement and Release (the “Separation Agreement”).  The Separation Agreement is subject to revocation on the part of Mr. Goodemote no later than November 8, 2017.

Pursuant to the Separation Agreement, the Company will pay Mr. Goodemote a separation payment of $260,000 in installments over the 2018 calendar year. He will also be eligible to receive certain additional benefits, including, among other things, (1) continued medical, dental and life insurance contributions; (2) benefits under the Company’s retirement plans as set forth by the terms of the applicable plans; (3) any award to be paid according to the Company’s short-term incentive plan, pro-rated for the term of his service as an officer during 2017; and (4) continued rights of indemnification and directors and officers liability insurance with respect to the period of his service as an officer of the Company.  Treatment of any outstanding equity awards held by Mr. Goodemote on his last day of employment with the Company will be governed by the applicable award agreement and underlying long-term incentive plan.  Additionally, Mr. Goodemote will continue to be employed as a non-officer employee of the Company through December 31, 2017, unless earlier terminated by the Company for cause, to assist in an advisory capacity with the transition to his successor.

The benefits specified in the Separation Agreement, including the separation payment, will be provided by the Company in consideration of and contingent upon compliance with certain releases, representations, warranties, covenants and agreements made by Mr. Goodemote, including, but not limited to, covenants of confidentiality and non-solicitation. Pursuant to the Separation Agreement, the Company waived its rights to enforce a non-competition covenant set forth in the Employment Agreement dated January 27, 2016 by and among Mr. Goodemote, the Company and its wholly owned subsidiary, Glens Falls National Bank and Trust Company.

The foregoing description of the Separation Agreement is qualified in its entirety by reference to the complete text of the Separation Agreement, a copy of which is attached as Exhibit 10.1 hereto and is incorporated herein by reference.

Item 6.
Exhibits

Exhibit Number	Exhibit
10.1	Executive Separation Agreement and Release between the Company and Terry R. Goodemote signed November 1, 2017*
15	Awareness Letter
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contracts or compensation plans required to be filed as an exhibit.

# 68

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

November 7, 2017	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

November 7, 2017	/s/Edward J. Campanella
Date	Edward J. Campanella, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 69