Form 10-Q
period 2018-03-31
ARROW FINANCIAL CORP
filed 2018-05-09
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2018
Common Stock, par value $1.00 per share	13,969,371

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	March 31, 2018	December 31, 2017	March 31, 2017
ASSETS
Cash and Due From Banks	$29,525	$42,562	$50,158
Interest-Bearing Deposits at Banks	70,747	30,276	14,645
Investment Securities:
Available-for-Sale	305,589	300,200	347,159
Held-to-Maturity (Approximate Fair Value of $324,937 at March 31, 2018; $335,901 at December 31, 2017; and $335,105 at March 31, 2017)	330,124	335,907	335,211
Equity Securities	1,579	—	—
Other Investments	4,780	9,949	6,826
Loans	1,993,037	1,950,770	1,810,805
Allowance for Loan Losses	(19,057)	(18,586)	(17,216)
Net Loans	1,973,980	1,932,184	1,793,589
Premises and Equipment, Net	27,815	27,619	26,585
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	2,172	2,289	2,575
Other Assets	58,503	57,606	57,765
Total Assets	$2,826,687	$2,760,465	$2,656,386
LIABILITIES
Noninterest-Bearing Deposits	$452,347	$441,945	$402,506
Interest-Bearing Checking Accounts	944,161	907,315	959,170
Savings Deposits	762,220	694,573	696,625
Time Deposits over $250,000	85,403	38,147	30,993
Other Time Deposits	167,142	163,136	167,242
Total Deposits	2,411,273	2,245,116	2,256,536
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	74,957	64,966	32,035
Federal Home Loan Bank Overnight Advances	—	105,000	32,000
Federal Home Loan Bank Term Advances	45,000	55,000	55,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Other Liabilities	22,723	20,780	24,704
Total Liabilities	2,573,953	2,510,862	2,420,275
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (18,481,301 Shares Issued and Outstanding at March 31, 2018; 18,481,301 at December 31, 2017 and 17,943,201 at March 31, 2017)	18,481	18,481	17,943
Additional Paid-in Capital	290,980	290,219	271,517
Retained Earnings	34,093	28,818	31,901
Unallocated ESOP Shares (9,643 Shares at March 31, 2018; 9,643 Shares at December 31, 2017 and 19,466 Shares at March 31, 2017)	(200)	(200)	(400)
Accumulated Other Comprehensive Loss	(11,285)	(8,514)	(6,680)
Treasury Stock, at Cost (4,516,444 Shares at March 31, 2018; 4,541,524 Shares at December 31, 2017 and 4,442,292 Shares at March 31, 2017)	(79,335)	(79,201)	(78,170)
Total Stockholders’ Equity	252,734	249,603	236,111
Total Liabilities and Stockholders’ Equity	$2,826,687	$2,760,465	$2,656,386

See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended March 31,
	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$18,858	$16,402
Interest on Deposits at Banks	134	60
Interest and Dividends on Investment Securities:
Fully Taxable	1,893	1,990
Exempt from Federal Taxes	1,533	1,545
Total Interest and Dividend Income	22,418	19,997
INTEREST EXPENSE
Interest-Bearing Checking Accounts	387	331
Savings Deposits	522	291
Time Deposits over $250,000	204	55
Other Time Deposits	259	228
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	16	7
Federal Home Loan Bank Advances	414	445
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	214	179
Total Interest Expense	2,016	1,536
NET INTEREST INCOME	20,402	18,461
Provision for Loan Losses	746	358
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,656	18,103
NONINTEREST INCOME
Income From Fiduciary Activities	2,197	2,018
Fees for Other Services to Customers	2,380	2,256
Insurance Commissions	1,903	2,198
Net Unrealized Gain on Equity Securities	18	—
Net Gain on Sales of Loans	38	45
Other Operating Income	353	178
Total Noninterest Income	6,889	6,695
NONINTEREST EXPENSE
Salaries and Employee Benefits	9,369	9,147
Occupancy Expenses, Net	2,541	2,544
FDIC Assessments	217	226
Other Operating Expense	3,829	3,558
Total Noninterest Expense	15,956	15,475
INCOME BEFORE PROVISION FOR INCOME TAXES	10,589	9,323
Provision for Income Taxes	2,058	2,692
NET INCOME	$8,531	$6,631
Average Shares Outstanding [1]:
Basic	13,936	13,889
Diluted	14,016	14,001
Per Common Share:
Basic Earnings	$0.61	$0.48
Diluted Earnings	0.61	0.47

1 2017 Share and Per Share Amounts have been restated for the September 28, 2017 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net Income	$8,531	$6,631
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding Gains (Losses) Arising During the Period	(2,485)	47
Amortization of Net Retirement Plan Actuarial Loss	46	109
Accretion of Net Retirement Plan Prior Service Credit	(1)	(2)
Other Comprehensive Income (Loss)	(2,440)	154
Comprehensive Income	$6,091	$6,785

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2017	$18,481	$290,219	$28,818	$(200)	$(8,514)	$(79,201)	$249,603
Net Income	—	—	8,531	—	—	—	8,531
Other Comprehensive Loss	—	—	—	—	(2,440)	—	(2,440)
Impact of the Adoption of ASU 2014-09	—	—	(102)	—	—	—	(102)
Impact of the Adoption of ASU 2016-01	—	—	331	—	(331)	—	—
Cash Dividends Paid, $.25 per Share	—	—	(3,485)	—	—	—	(3,485)
Stock Options Exercised, Net (27,662 Shares)	—	307	—	—	—	303	610
Shares Issued Under the Employee Stock Purchase Plan (3,674 Shares)	—	76	—	—	—	40	116
Shares Issued for Dividend Reinvestment Plans (12,459 Shares)	—	289	—	—	—	142	431
Stock-Based Compensation Expense	—	89	—	—	—	—	89
Purchase of Treasury Stock (18,715 Shares)	—	—	—	—	—	(619)	(619)
Balance at March 31, 2018	$18,481	$290,980	$34,093	$(200)	$(11,285)	$(79,335)	$252,734

Balance at December 31, 2016	$17,943	$270,880	$28,644	$(400)	$(6,834)	$(77,381)	$232,852
Net Income	—	—	6,631	—	—	—	6,631
Other Comprehensive Income	—	—	—	—	154	—	154
Cash Dividends Paid, $.243 per Share [1]	—	—	(3,374)	—	—	—	(3,374)
Stock Options Exercised, Net (16,721 Shares)	—	187	—	—	—	201	388
Shares Issued Under the Directors’ Stock Plan (554 Shares)	—	14	—	—	—	8	22
Shares Issued Under the Employee Stock Purchase Plan (3,049 Shares)	—	69	—	—	—	37	106
Shares Issued for Dividend Reinvestment Plans (12,447 Shares)	—	284	—	—	—	141	425
Stock-Based Compensation Expense	—	83	—	—	—	—	83
Purchase of Treasury Stock (33,970 Shares)	—	—	—	—	—	(1,176)	(1,176)
Balance at March 31, 2017	$17,943	$271,517	$31,901	$(400)	$(6,680)	$(78,170)	$236,111

1 Cash dividends paid per share have been adjusted for the September 28, 2017 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
Cash Flows from Operating Activities:	2018	2017
Net Income	$8,531	$6,631
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	746	358
Depreciation and Amortization	1,199	1,524
Net Unrealized Gains on Equity Securities	(18)	—
Loans Originated and Held-for-Sale	(12,326)	(2,186)
Proceeds from the Sale of Loans Held-for-Sale	12,520	1,818
Net Gains on the Sale of Loans	(38)	(45)
Net Losses on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	32	7
Contributions to Retirement Benefit Plans	(134)	(165)
Deferred Income Tax Benefit	(220)	(82)
Shares Issued Under the Directors’ Stock Plan	—	22
Stock-Based Compensation Expense	89	83
Tax Benefit from Exercise of Stock Options	112	45
Net Increase in Other Assets	(395)	(886)
Net Increase in Other Liabilities	2,185	2,817
Net Cash Provided By Operating Activities	12,283	9,941
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	9,380	11,826
Purchases of Securities Available-for-Sale	(19,979)	(12,324)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	6,459	10,474
Purchases of Securities Held-to-Maturity	(921)	(556)
Net Increase in Loans	(42,968)	(57,637)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	437	304
Purchase of Premises and Equipment	(627)	(247)
Proceeds from the Sale of a Subsidiary, Net	—	23
Net Decrease in Other Investments	5,169	4,086
Net Cash Used By Investing Activities	(43,050)	(44,051)
Cash Flows from Financing Activities:
Net Increase in Deposits	166,157	139,990
Net Decrease in Short-Term Federal Home Loan Bank Borrowings	(105,000)	(91,000)
Net Increase (Decrease) in Short-Term Borrowings	9,991	(3,801)
Repayments of Federal Home Loan Bank Term Advances	(10,000)	—
Purchase of Treasury Stock	(619)	(1,176)
Stock Options Exercised, Net	610	388
Shares Issued Under the Employee Stock Purchase Plan	116	106
Shares Issued for Dividend Reinvestment Plans	431	425
Cash Dividends Paid	(3,485)	(3,374)
Net Cash Provided By Financing Activities	58,201	41,558
Net Increase in Cash and Cash Equivalents	27,434	7,448
Cash and Cash Equivalents at Beginning of Period	72,838	57,355
Cash and Cash Equivalents at End of Period	$100,272	$64,803

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$1,949	$1,539
Income Taxes	390	294
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	270	359

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow, the Company, we, or us), the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2018, December 31, 2017 and March 31, 2017; the results of operations for the three-month periods ended March 31, 2018 and 2017; the consolidated statements of comprehensive income for the three-month periods ended March 31, 2018 and 2017; the changes in stockholders' equity for the three-month periods ended March 31, 2018 and 2017; and the cash flows for the three-month periods ended March 31, 2018 and 2017. All such adjustments are of a normal recurring nature.

Management’s Use of Estimates -The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Our most significant estimate is the allowance for loan losses. Other estimates include the evaluation of other-than-temporary impairment of investment securities, goodwill impairment, pension and other postretirement liabilities and an analysis of a need for a valuation allowance for deferred tax assets. Actual results could differ from those estimates.
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
The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2017, included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Adopted and Recently Issued Accounting Standards

The following accounting standards have been adopted in the first quarter of 2018:

ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" significantly changed the income statement impact of equity investments. For Arrow, the standard became effective for the first quarter of 2018, and requires that equity investments be measured at fair value, with changes in fair value measured in net income. The cumulative effect of the January 1, 2018 adoption was an increase to retained earnings of $331 thousand with a corresponding decrease to Accumulated Other Comprehensive Loss. For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax. ASU 2016-01 also emphasized the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans as part of adopting this standard. See Note 9. Fair Value of Financial Instruments.
    ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments" will reduce existing diversity in practice with respect to eight specific cash flow issues. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this update should be applied using a retrospective transition method to each period presented. Arrow adopted this ASU in the first quarter of 2018.
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
ASU 2017-07 "Compensation-Retirement Benefits" improves the presentation of net periodic pension cost and net periodic post-retirement benefit cost by requiring that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. For Arrow, the standard became effective in the first quarter of 2018. In accordance with the practical expedient adoption method, for all periods presented Arrow used the amounts disclosed in the retirement plans footnote for the prior period retrospective reclassification of the non-service cost components out of salaries and benefits and into other operating expenses. The adoption of this change in accounting for pension costs did not have a material impact on our financial position or the results of operations.
ASU 2017-09 "Compensation-Stock Compensation" provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance highlights the requirements for applying modification accounting and the exception criteria relating to changes in share-based payment terms. For Arrow, the standard became

# 8

effective in the first quarter of 2018. The adoption of this change in accounting for share-based payment awards did not have a material impact on our financial position or the results of operations in periods subsequent to its adoption.
ASU 2014-09 - "Revenue from Contracts with Customers (Topic 606)" clarifies the principles for recognizing revenue and supersedes most current revenue recognition guidance. The ASU is intended to clarify and converge the revenue recognition principles under current generally accepted accounting principles (GAAP) to streamline revenue recognition requirements in addition to expanding required revenue recognition disclosures. In August 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-14, Deferral of the Effective Date, which provides a one year deferral to the effective date, therefore, ASU 2014-09 is effective for public companies for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. As such, the Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach, and have identified the recognition of revenue related to specific types of fiduciary activities and specific types of revenue from insurance commissions to be in the scope of this guidance. Regarding fiduciary activities, under prior GAAP, revenue was recognized from settling client estates over the time period the work was performed. With the adoption of Topic 606, revenue will be recognized when the performance obligation is completed, which is when the settlement of the client estate is closed. This change will not have a material impact on our consolidated financial statements. Regarding revenue from property and casualty insurance policies in which the client elected to pay premiums in installments, under prior GAAP, revenue was recognized when the client premiums were billed. With the adoption of Topic 606, revenue is recognized when the performance obligation is substantially completed , i.e., when the insurance policy is issued. This change will not have a material impact to our consolidated financial statements. The adoption of Topic 606 related to the previously described fiduciary activity and insurance commission required a cumulative effect adjustment as of January 1, 2018 to decrease retained earnings by $102 thousand. Additional information related to net revenue generated from contracts with customers is as follows:

Revenue Recognition - Accounting Standard Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of promised goods or services a customer in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services as performance obligations are satisfied.
The majority of the Company's revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated income statements as components of net interest income. The following is a description of principal activities from which the Company generates its revenue from noninterest income sources that are within the scope of ASC Topic 606:
Income From Fiduciary Activities: represents revenue derived mainly through the management of client investments which is based on the market value of these assets and the fee schedule contained in the applicable account management agreement. Since the revenue is mainly based on the market value of assets, this amount can be volatile as financial markets increase and decrease based on various economic factors. The terms of the account management agreements generally specify that the performance obligations are completed each quarter. Accordingly, we mainly recognize revenue from fiduciary activities on a quarterly basis.
Fees for Other Services to Customers: represents general service fees for monthly deposit account maintenance and account activity plus fees from other deposit-based services. Revenue is recognized when the performance obligation is completed, which is generally on a monthly basis for account maintenance services, or upon the completion of a deposit-related transaction. Payment for such performance obligations are generally received at the time the performance obligations are satisfied.
Insurance Commissions: represents commissions and fees paid by insurance carriers for both property and casualty insurance policies, and for services performed for employment benefits clients. Revenue from our property and casualty business is recognized when our performance obligation is satisfied, which is generally the effective date of the bound coverage since there are no significant performance obligations remaining. Revenue from our employment benefit brokerage business is recognized when our benefit servicing performance obligations are satisfied, generally on a monthly basis.

The following accounting standards have been issued and become effective for the Company at a future date:

ASU 2016-02 "Leases" will require the recognition of operating leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU 2018-01. Early adoption is permitted in any interim or annual period. For Arrow, the standard becomes effective in the first quarter of 2019. We do not expect that the adoption of this change in accounting for operating leases will have a material impact on our financial position or the results of operations in periods subsequent to its adoption. As of March 31, 2018, we have less than $2.2 million in minimum lease payments for existing operating leases of branch and insurance locations with varying expiration dates from 2018 to 2031.
ASU 2016-13 "Financial Instruments - Credit Losses" will change the way we and other financial entities recognize losses on credit instruments, primarily loans and available-for-sale securities. Currently, loan losses are recognized using an "incurred loss" methodology that delays recognition until it is probable a loss has been incurred. Under the ASU, the incurred loss model will be replaced with a methodology that reflects current expected credit losses (CECL) over the life of the instrument and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Currently, credit losses on available-for-sale securities reduce the carrying value of the instrument and cannot be reversed. Under the ASU, the amount of the credit loss is carried as a valuation allowance and can be reversed. For Arrow, the standard is effective for the first quarter of 2020 and early adoption is allowed in 2019. We plan on adopting the standard in the first quarter of 2020, in order to maximize the accumulation of data needed to calculate the new

# 9

CECL methodologies. The ASU describes several acceptable methodologies for calculating expected losses on a loan or a pool of loans. Although other methodologies are allowed, we plan on only using the methodologies described in the ASU. Arrow is still evaluating criteria for loan segments and the appropriate methodology for each segment. We expect that the use of the CECL methodology will result in higher levels of the allowance for loan losses than the incurred loss model. The initial adjustment will not be reported in earnings, but as the cumulative effect of a change in accounting principle. We expect that the adoption of the new standard will have a material impact on the level of the allowance for loan losses, but we do not expect that the periodic provision for loan losses to be materially higher than our historic amounts. The adoption of the standard will have an impact on shareholders’ equity, but we expect that we will remain well-capitalized under current regulatory calculations. The standard also requires new disclosures about the loan portfolio. Both the FASB and banking regulators have made estimates of the range of percentage increases in the allowance for loan losses. One FASB board member has commented that the initial range of 30% to 50% for increases in bank allowances is too high, and that the most likely range is in the single digits, although some institutions will experience higher increases. Due to our historical low level of loan losses and our current conservative underwriting standards, we believe that the increase in our loan loss allowance will be in the single digits. The FASB’s Transition Research Group for credit losses still has several outstanding unresolved questions, some of which may have a significant impact on CECL calculations. In 2016 we selected a third-party software product to calculate our CECL methodologies. We also began to accumulate a database of monthly loan data, beginning with June 2015, of the fields needed to make the loss calculations under the new CECL methodologies. During 2018, we plan on refining our loan segment criteria and, for most segments, we will calculate expected losses (for an expanding database) using two or more of the applicable methodologies before determining the most appropriate methodology for each loan segment or sub-segment.
ASU 2017-04 "Intangibles-Goodwill and Other" changes the procedures for evaluating impairment of goodwill. Prior to the adoption of this standard, entities were required to perform procedures to determine the fair value of the underlying assets and liabilities following the guidance for determining the fair value of assets and liabilities in a business combination. This additional step to impairment testing has been eliminated. Under this standard, entities should perform goodwill impairment testing by comparing the fair value of a reporting unit to its carrying value. This change should reduce the cost and complexity of evaluating goodwill for impairment. For Arrow, the standard becomes effective in the first quarter of 2019, however, early adoption is permitted. This amendment will not affect our assessment of goodwill impairment since we currently perform the analysis of comparing carrying value to fair value of our reporting units that have goodwill and we have not had to perform a Step 2 Impairment Test to date.
ASU 2017-08 "Receivables-Nonrefundable Fees and Other Costs" amends the amortization period for certain purchased callable debt securities held at a premium. This shortens the amortization period for the premium to the earliest call date. Under GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. For Arrow, the standard becomes effective in the first quarter of 2019. We do not expect that the adoption of this change in accounting for certain callable debt securities will have a material impact on our financial position or the results of operations in periods subsequent to its adoption.

# 10

Note 2.    INVESTMENT SECURITIES (In Thousands)
Management determines the appropriate classification of securities at the time of purchase.  Securities reported as held-to-maturity are those debt securities which Arrow has both the positive intent and ability to hold to maturity and are stated at amortized cost.  Securities available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income or loss, net of taxes. Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax.

The following table is the schedule of Available-For-Sale Securities at March 31, 2018, December 31, 2017 and March 31, 2017:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
March 31, 2018
Available-For-Sale Securities, at Amortized Cost	$60,264	$9,741	$240,033	$1,000	$—	$311,038
Available-For-Sale Securities, at Fair Value	59,657	9,743	235,389	800	—	305,589
Gross Unrealized Gains	—	7	347	—	—	354
Gross Unrealized Losses	607	5	4,991	200	—	5,803
Available-For-Sale Securities, Pledged as Collateral						229,857

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$13,018	$8,363	$891	$—		$22,272
From 1 - 5 Years	47,246	650	121,977	—		169,873
From 5 - 10 Years	—	208	71,473	—		71,681
Over 10 Years	—	520	45,692	1,000		47,212

Maturities of Debt Securities, at Fair Value:
Within One Year	$12,949	$8,360	$896	$—		$22,205
From 1 - 5 Years	46,708	655	118,649	—		166,012
From 5 - 10 Years	—	208	70,140	—		70,348
Over 10 Years	—	520	45,704	800		47,024

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$17,128	$7,421	$112,078	$—	$—	$136,627
12 Months or Longer	42,529	—	80,759	800	—	124,088
Total	$59,657	$7,421	$192,837	$800	$—	$260,715
Number of Securities in a Continuous Loss Position	14	29	69	1	—	113

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$266	$6	$1,940	$—	$—	$2,212
12 Months or Longer	341	—	3,050	200	—	3,591
Total	$607	$6	$4,990	$200	$—	$5,803

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	60,264
US Agency Obligations, at Fair Value	59,657

# 11

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
US Government Agency Securities, at Amortized Cost			$59,446
US Government Agency Securities, at Fair Value			59,469
Government Sponsored Entity Securities, at Amortized Cost			180,587
Government Sponsored Entity Securities, at Fair Value			175,920

December 31, 2017
Available-For-Sale Securities, at Amortized Cost	$60,328	$10,351	$229,077	$1,000	$1,120	$301,876
Available-For-Sale Securities, at Fair Value	59,894	10,349	227,596	800	1,561	300,200
Gross Unrealized Gains	—	9	485	—	441	935
Gross Unrealized Losses	434	11	1,966	200	—	2,611
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						183,052

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$20,348	$8,498	$70,930	$—	$—	$99,776
12 Months or Longer	39,546	—	80,759	800	—	121,105
Total	$59,894	$8,498	$151,689	$800	$—	$220,881
Number of Securities in a Continuous Loss Position	14	36	55	1	—	106

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$172	$11	$363	$—	$—	$546
12 Months or Longer	262	—	1,603	200	—	2,065
Total	$434	$11	$1,966	$200	$—	$2,611

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	60,328
US Agency Obligations, at Fair Value	59,894
US Government Agency Securities, at Amortized Cost			$40,832
US Government Agency Securities, at Fair Value			40,832
Government Sponsored Entity Securities, at Amortized Cost			188,245
Government Sponsored Entity Securities, at Fair Value			186,764

# 12

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
March 31, 2017
Available-For-Sale Securities, at Amortized Cost	$147,012	$25,467	$170,601	$3,501	$1,120	$347,701
Available-For-Sale Securities, at Fair Value	147,231	25,507	169,728	3,298	1,395	347,159
Gross Unrealized Gains	270	40	934	—	275	1,519
Gross Unrealized Losses	52	—	1,806	203	—	2,061
Available-For-Sale Securities, Pledged as Collateral						295,797

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$42,937	$828	$127,931	$2,498	$—	$174,194
12 Months or Longer	—	—	—	800	—	800
Total	$42,937	$828	$127,931	$3,298	$—	$174,994
Number of Securities in a Continuous Loss Position	11	5	41	4	—	61

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$52	$—	$1,806	$3	$—	$1,861
12 Months or Longer	—	—	—	200	—	200
Total	$52	$—	$1,806	$203	$—	$2,061

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$54,649
US Treasury Obligations, at Fair Value	$54,695
US Agency Obligations, at Amortized Cost	$92,363
US Agency Obligations, at Fair Value	92,536
US Government Agency Securities, at Amortized Cost			$1,616
US Government Agency Securities, at Fair Value			1,625
Government Sponsored Entity Securities, at Amortized Cost			168,985
Government Sponsored Entity Securities, at Fair Value			168,103

# 13

The following table is the schedule of Held-To-Maturity Securities at March 31, 2018, December 31, 2017 and March 31, 2017:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Held-To Maturity Securities
March 31, 2018
Held-To-Maturity Securities, at Amortized Cost	$272,938	$57,186	$—	$330,124
Held-To-Maturity Securities, at Fair Value	268,605	56,333	—	324,938
Gross Unrealized Gains	646	—	—	646
Gross Unrealized Losses	4,979	853	—	5,832
Held-To-Maturity Securities, Pledged as Collateral				307,273

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$35,115	$—	$—	$35,115
From 1 - 5 Years	81,312	51,243	—	132,555
From 5 - 10 Years	153,111	5,943	—	159,054
Over 10 Years	3,400	—	—	3,400

Maturities of Debt Securities, at Fair Value:
Within One Year	$35,160	$—	$—	$35,160
From 1 - 5 Years	81,634	50,490	—	132,124
From 5 - 10 Years	148,412	5,843	—	154,255
Over 10 Years	3,399	—	—	3,399

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$101,695	$53,076	$—	$154,771
12 Months or Longer	65,012	3,257	—	68,269
Total	$166,707	$56,333	$—	$223,040

Number of Securities in a Continuous Loss Position	495	47	—	542

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1,981	$767	$—	$2,748
12 Months or Longer	2,998	86	—	3,084
Total	$4,979	$853	$—	$5,832

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$2,530
US Government Agency Securities, at Fair Value		2,483
Government Sponsored Entity Securities, at Amortized Cost		54,656
Government Sponsored Entity Securities, at Fair Value		53,850

# 14

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2017
Held-To-Maturity Securities, at Amortized Cost	$275,530	$60,377	$—	$335,907
Held-To-Maturity Securities, at Fair Value	275,353	60,548	—	335,901
Gross Unrealized Gains	1,691	269	—	1,960
Gross Unrealized Losses	1,868	98	—	1,966
Held-To-Maturity Securities, Pledged as Collateral				318,622

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$55,648	$13,764	$—	$69,412
12 Months or Longer	65,152	3,257	—	68,409
Total	$120,800	$17,021	$—	$137,821
Number of Securities in a Continuous Loss Position	352	14	—	366

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$442	$56	$—	$498
12 Months or Longer	1,425	43	—	1,468
Total	$1,867	$99	$—	$1,966

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$2,680
US Government Agency Securities, at Fair Value		2,661
Government Sponsored Entity Securities, at Amortized Cost		57,697
Government Sponsored Entity Securities, at Fair Value		57,887

March 31, 2017
Held-To-Maturity Securities, at Amortized Cost	$263,642	$71,569	$—	$335,211
Held-To-Maturity Securities, at Fair Value	263,255	71,850	—	335,105
Gross Unrealized Gains	2,410	298	—	2,708
Gross Unrealized Losses	2,796	17	—	2,813
Held-To-Maturity Securities, Pledged as Collateral				316,966

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$95,450	$7,682	$—	$103,132
12 Months or Longer	657	—	—	657
Total	$96,107	$7,682	$—	$103,789
Number of Securities in a Continuous Loss Position	251	8	—	259

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$2,793	$17	$—	$2,810
12 Months or Longer	3	—	—	3
Total	$2,796	$17	$—	$2,813

# 15

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Held-To Maturity Securities
March 31, 2017
Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,106
US Government Agency Securities, at Fair Value		3,121
Government Sponsored Entity Securities, at Amortized Cost		68,463
Government Sponsored Entity Securities, at Fair Value		68,729

The following table is the schedule of Equity Securities at March 31, 2018. Upon the adoption of ASU 2016-01 effective January 1, 2018, Equity Securities are not included in Securities Available-For-Sale since unrealized gains and losses are now recorded in the Consolidated Statements of Income. Prior to January 1, 2018, Equity Securities were included in Securities Available-For-Sale.

Equity Securities

March 31, 2018
Equity Securities, at Fair Value	$1,579

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives.  Actual maturities will differ from the table above because issuers may have the right to call or prepay obligations with, or without, prepayment penalties.
Securities in a continuous loss position, in the tables above for March 31, 2018, December 31, 2017 and March 31, 2017, do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Government and Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated at least Aaa by Moody's or AA+ by Standard and Poor's.
The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the New York State Comptroller. That analysis reflects satisfactory credit worthiness of the municipalities.  Corporate and other debt securities continue to be rated above investment grade according to Moody's and Standard and Poor's. Subsequent to March 31, 2018, and through the date of the filing of this Quarterly Report on Form 10-Q Arrow held no securities downgraded below investment grade.
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

# 16

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of March 31, 2018, December 31, 2017 and March 31, 2017 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers an amortizing loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $171, $327 and $896 as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively, are included in the residential real estate balances for current loans.

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2018
Loans Past Due 30-59 Days	$45	$156	$3,673	$1,711	$5,585
Loans Past Due 60-89 Days	60	—	751	481	1,292
Loans Past Due 90 or more Days	41	807	252	321	1,421
Total Loans Past Due	146	963	4,676	2,513	8,298
Current Loans	127,528	454,095	621,964	781,152	1,984,739
Total Loans	$127,674	$455,058	$626,640	$783,665	$1,993,037

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$—	$—
Nonaccrual Loans	652	807	441	2,570	4,470

December 31, 2017
Loans Past Due 30-59 Days	$139	$—	$5,891	$2,094	$8,124
Loans Past Due 60-89 Days	19	—	1,215	509	1,743
Loans Past Due 90 or more Days	99	807	513	1,422	2,841
Total Loans Past Due	257	807	7,619	4,025	12,708
Current Loans	128,992	443,441	595,208	770,421	1,938,062
Total Loans	$129,249	$444,248	$602,827	$774,446	$1,950,770

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$6	$313	$319
Nonaccrual Loans	$588	$1,530	$653	$2,755	5,526

March 31, 2017
Loans Past Due 30-59 Days	$189	$—	$3,882	$2,021	$6,092
Loans Past Due 60-89 Days	9	—	1,145	684	1,838
Loans Past Due 90 or more Days	120	—	335	835	1,290
Total Loans Past Due	318	—	5,362	3,540	9,220
Current Loans	118,524	435,316	546,601	701,144	1,801,585
Total Loans	$118,842	$435,316	$551,963	$704,684	$1,810,805

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$—	$—
Nonaccrual Loans	$144	$870	$656	$2,603	4,273

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

# 17

Commercial Real Estate - The Company offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and both owner- and non-owner-occupied facilities. These loans are typically less risky than commercial loans, since they are secured by real estate and buildings, and are generally originated in amounts of no more than 80% of the appraised value of the property. However, the Company also offers commercial construction and land development loans to finance projects, primarily within the communities that we serve. Many projects will ultimately be used by the borrowers' businesses, while others are developed for resale. These real estate loans are also secured by first liens on the real estate, which may include apartments, commercial structures, housing business, healthcare facilities and both owner-occupied and non-owner-occupied facilities. There is enhanced risk during the construction period, since the loan is secured by an incomplete project.

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

Residential - Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. We originate adjustable-rate and fixed-rate one-to-four-family residential real estate loans for the construction, purchase or refinancing of an existing mortgage. These loans are collateralized primarily by owner-occupied properties generally located in the Company’s market area. Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 80% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance. The Company’s underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals, and a review of the borrower’s financial condition. Mortgage title insurance and hazard insurance are normally required. It is our general practice to underwrite residential real estate loans to secondary market standards. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period. In addition, the Company offers fixed home equity loans as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Our policy allows for a maximum loan to value ratio of 80%, although periodically higher advances are allowed.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second junior lien position on one-to-four-family residential real estate).  Risk is generally reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
December 31, 2017	$1,873	$4,504	$7,604	$4,605	$18,586
Charge-offs	(16)	1	(347)	(8)	(370)
Recoveries	—	9	86	—	95
Provision	311	(151)	676	(90)	746
March 31, 2018	$2,168	$4,363	$8,019	$4,507	$19,057

December 31, 2016	$1,017	$5,677	$6,120	$4,198	$17,012
Charge-offs	(16)	—	(254)	—	(270)
Recoveries	7	—	109	—	116
Provision	(69)	(228)	727	(72)	358
March 31, 2017	$939	$5,449	$6,702	$4,126	$17,216

# 18

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2018
Allowance for loan losses - Loans Individually Evaluated for Impairment	$92	$42	$—	$58	$192
Allowance for loan losses - Loans Collectively Evaluated for Impairment	2,076	4,321	8,019	4,449	18,865
Ending Loan Balance - Individually Evaluated for Impairment	489	815	91	1,564	2,959
Ending Loan Balance - Collectively Evaluated for Impairment	$127,185	$454,243	$626,549	$782,101	$1,990,078

December 31, 2017
Allowance for loan losses - Loans Individually Evaluated for Impairment	$94	$2	$—	$10	$106
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,779	4,502	7,604	4,595	18,480
Ending Loan Balance - Individually Evaluated for Impairment	489	1,537	95	1,562	3,683
Ending Loan Balance - Collectively Evaluated for Impairment	$128,760	$442,711	$602,732	$772,884	$1,947,087

March 31, 2017
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$34	$—	$—	$34
Allowance for loan losses - Loans Collectively Evaluated for Impairment	939	5,415	6,702	4,126	17,182
Ending Loan Balance - Individually Evaluated for Impairment	—	884	88	1,094	2,066
Ending Loan Balance - Collectively Evaluated for Impairment	$118,841	$434,432	$551,876	$703,590	$1,808,739

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

# 19

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

# 20

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at March 31, 2018, December 31, 2017 and March 31, 2017:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2018
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$107,838	$430,121	$—	$—	$537,959
Special Mention	17,220	611	—	—	17,831
Substandard	2,615	23,521	—	—	26,136
Doubtful	—	807	—	—	807
Credit Risk Profile Based on Payment Activity:
Performing	$—	$—	$626,198	$781,095	$1,407,293
Nonperforming	—	—	441	2,570	3,011

December 31, 2017
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$124,961	$417,362	$—	$—	$542,323
Special Mention	1,341	177	—	—	1,518
Substandard	2,947	25,902	—	—	28,849
Doubtful	—	807	—	—	807
Credit Risk Profile Based on Payment Activity:
Performing	$—	$—	$602,168	$771,584	$1,373,752
Nonperforming	—	—	659	3,068	3,727

March 31, 2017
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$109,416	$402,266	$—	$—	$511,682
Special Mention	1,349	2,233	—	—	3,582
Substandard	8,077	30,817	—	—	38,894
Doubtful	—	—	—	—	—
Credit Risk Profile Based on Payment Activity:
Performing	$—	$—	$551,307	$702,081	$1,253,388
Nonperforming	—	—	656	2,603	3,259

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

# 21

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

# 22

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2018
Recorded Investment:
With No Related Allowance	$—	$8	$90	$1,276	$1,374
With a Related Allowance	483	783	—	356	1,622
Unpaid Principal Balance:
With No Related Allowance	—	8	90	1,279	1,377
With a Related Allowance	489	807	—	286	1,582

December 31, 2017
Recorded Investment:
With No Related Allowance	$—	$781	$94	$1,269	$2,144
With a Related Allowance	485	725	—	333	1,543
Unpaid Principal Balance:
With No Related Allowance	—	816	95	1,274	2,185
With a Related Allowance	489	721	—	288	1,498

March 31, 2017
Recorded Investment:
With No Related Allowance	$—	$884	$88	$806	$1,778
With a Related Allowance	—	—	—	288	288
Unpaid Principal Balance:
With No Related Allowance	—	884	88	806	$1,778
With a Related Allowance	—	—	—	288	288

For the Quarter Ended:
March 31, 2018
Average Recorded Balance:
With No Related Allowance	$—	$395	$92	$1,273	$1,760
With a Related Allowance	484	754	—	345	1,583
Interest Income Recognized:
With No Related Allowance	—	—	—	16	16
With a Related Allowance	—	—	—	24	24
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

March 31, 2017
Average Recorded Balance:
With No Related Allowance	$—	$887	$90	$952	$1,929
With a Related Allowance	—	—	—	144	144
Interest Income Recognized:
With No Related Allowance	—	—	1	—	1
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At March 31, 2018, December 31, 2017 and March 31, 2017, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

# 23

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated.

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
March 31, 2018
Number of Loans	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$3	$—	$3
Post-Modification Outstanding Recorded Investment	—	—	3	—	3
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

March 31, 2017
Number of Loans	—	—	2	—	2
Pre-Modification Outstanding Recorded Investment	$—	$—	$15	$—	$15
Post-Modification Outstanding Recorded Investment	—	—	15	—	15
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of March 31, 2018.

# 24

Note 4.    GUARANTEES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of March 31, 2018, December 31, 2017 and March 31, 2017:

Commitments to Extend Credit and Letters of Credit
	March 31, 2018	December 31, 2017	March 31, 2017
Notional Amount:
Commitments to Extend Credit	$328,774	$315,256	$294,618
Standby Letters of Credit	3,584	3,526	3,371
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	24	23	28

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at March 31, 2018, December 31, 2017 and March 31, 2017 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit typically range from 1% to 3% of the notional amount.  Fees are collected upfront and are amortized over the life of the commitment. The carrying amount and fair values of Arrow's standby letters of credit at March 31, 2018, December 31, 2017 and March 31, 2017, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 25

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three-month periods ended March 31, 2018 and 2017:

Schedule of Comprehensive Income
	Three Months Ended March 31,
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
2018
Net Unrealized Securities Holding Losses on Securities Available-for-Sale Arising During the Period	(3,332)	$847	(2,485)
Amortization of Net Retirement Plan Actuarial Loss	60	(14)	46
Accretion of Net Retirement Plan Prior Service Credit	(1)	—	(1)
Other Comprehensive Loss	$(3,273)	$833	$(2,440)

2017
Net Unrealized Securities Holding Gains on Securities Available-for-Sale Arising During the Period	77	$(30)	47
Amortization of Net Retirement Plan Actuarial Loss	178	(69)	109
Accretion of Net Retirement Plan Prior Service Credit	(3)	1	(2)
Other Comprehensive Income	$252	$(98)	$154

# 26

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Quarter-To-Date periods ended:

December 31, 2017	$(1,250)	$(6,380)	$(884)	$(8,514)
Other comprehensive income or loss before reclassifications	(2,485)	—	—	(2,485)
Amounts reclassified from accumulated other comprehensive income	—	46	(1)	45
Net current-period other comprehensive income (loss)	(2,485)	46	(1)	(2,440)
Reclassification due to the adoption of ASU 2016-01	(331)			(331)
March 31, 2018	$(4,066)	$(6,334)	$(885)	$(11,285)

December 31, 2016	$(382)	$(5,737)	$(715)	$(6,834)
Other comprehensive income or loss before reclassifications	47	—	—	47
Amounts reclassified from accumulated other comprehensive income	—	109	(2)	107
Net current-period other comprehensive income (loss)	47	109	(2)	154
March 31, 2017	$(335)	$(5,628)	$(717)	$(6,680)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 27

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

March 31, 2018

Amortization of defined benefit pension items:
Prior-service costs	$1	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(60)	(2)	Salaries and Employee Benefits
	(59)		Total before Tax
	14		Provision for Income Taxes
	$(45)		Net of Tax

Total reclassifications for the period	$(45)		Net of Tax

March 31, 2017

Amortization of defined benefit pension items:
Prior-service costs	$3	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(178)	(2)	Salaries and Employee Benefits
	(175)		Total before Tax
	68		Provision for Income Taxes
	$(107)		Net of Tax

Total reclassifications for the period	$(107)		Net of Tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

# 28

Note 6.    STOCK BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

Arrow has established three stock based compensation plans: an Incentive and Non-qualified Stock Option Plan (Long Term Incentive Plan), an Employee Stock Purchase Plan (ESPP) and an Employee Stock Ownership Plan (ESOP). All share and per share data have been adjusted for the September 28, 2017 3% stock dividend.

Long Term Incentive Plan

The Long Term Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance units and performance shares. The compensation committee of the Board of Directors administers the Long Term Incentive Plan.

Stock Options - Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

The following table presents the roll forward of stock options issued pursuant to the Long Term Incentive Plan by Shares and Weighted Average Exercise Prices.

Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2018	346,155
Granted	55,188
Exercised	(27,662)
Forfeited	—
Outstanding at March 31, 2018	373,681
Exercisable at Period-End	247,333
Vested and Expected to Vest	126,348

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2018	$24.12
Granted	30.85
Exercised	22.03
Forfeited	—
Outstanding at March 31, 2018	25.27
Exercisable at Period-End	22.57
Vested and Expected to Vest	30.54

Schedule of Other Long Term Incentive Plan Information
Grants Issued During 2018 - Weighted Average Information:
Fair Value	$5.76
Fair Value Assumptions:
Dividend Yield	2.98%
Expected Volatility	21.55%
Risk Free Interest Rate	2.68%
Expected Lives (in years)	6.98

Restricted Stock Units - The Company grants restricted stock units which gives the recipient the right to receive shares of Company stock upon vesting. The fair value of each restricted stock unit is the market value of Company stock on the date of grant. 100% of the restricted stock unit awards vest three years from the grant date. Once vested, the restricted stock units become vested units. Unvested restricted stock unit awards will generally be forfeited if the recipient ceases to be employed by the Company, with limited exceptions.

# 29

The following table presents the roll forward of restricted stock units by units and weighted average grant-date fair value.

Roll-Forward of Restricted Stock Units
Non-vested at January 1, 2018	—
Granted	3,279
Vested	—
Canceled	—
Non-vested at March 31, 2018	3,279

Roll-Forward of Non-vested Restricted Stock Units - Weighted Average Fair Value:
Non-vested at January 1, 2018	$—
Granted	33.55
Vested	—
Canceled	—
Non-vested at March 31, 2018	33.55

The following table presents information on the amounts expensed for the periods ended March 31, 2018 and 2017:

Share-Based Compensation Expense
	For the Three Months Ended March 31,
	2018	2017
Share-Based Compensation Expense	$89	$83

Employee Stock Purchase Plan
Arrow sponsors an ESPP under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

Employee Stock Ownership Plan
Arrow maintains an ESOP.  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed funds from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes require annual payments of principal and interest through 2018.  As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.  In addition, the Company makes additional cash contributions to the Plan each year.
Shares pledged as collateral are reported as unallocated ESOP shares in stockholders' equity. As shares are released from collateral, Arrow reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.

# 30

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

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
The following tables provide the components of net periodic benefit costs for the three month periods ended March 31, 2018 and 2017.

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended March 31, 2018:
Service Cost [1]	$348	$11	$33
Interest Cost [2]	525	50	99
Expected Return on Plan Assets [2]	(785)	—	—
Amortization of Prior Service (Credit) Cost [2]	(12)	14	(3)
Amortization of Net Loss [2]	33	33	(6)
Net Periodic Benefit Cost	$109	$108	$123

Plan Contributions During the Period	$—	$116	$17

For the Three Months Ended March 31, 2017:
Service Cost [1]	$350	$10	$37
Interest Cost [2]	350	50	86
Expected Return on Plan Assets [2]	(800)	—	—
Amortization of Prior Service (Credit) Cost [2]	(14)	14	(3)
Amortization of Net Loss [2]	148	30	—
Net Periodic Benefit Cost	$34	$104	$120

Plan Contributions During the Period	$—	$113	$53

Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

We are not required to make a contribution to the qualified pension plan in 2018, and currently, we do not expect to make additional contributions in 2018. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

# 31

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended March 31, 2018 and 2017.  All share and per share amounts have been adjusted for the September 28, 2017 3% stock dividend.

Earnings Per Share
	Quarterly Period Ended:
	March 31, 2018	March 31, 2017
Earnings Per Share - Basic:
Net Income	$8,531	$6,631
Weighted Average Shares - Basic	13,936	13,889
Earnings Per Share - Basic	$0.61	$0.48

Earnings Per Share - Diluted:
Net Income	$8,531	$6,631
Weighted Average Shares - Basic	13,936	13,889
Dilutive Average Shares Attributable to Stock Options	80	112
Weighted Average Shares - Diluted	14,016	14,001
Earnings Per Share - Diluted	$0.61	$0.47

# 32

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2018 were securities available-for-sale and equity securities and for December 31, 2017 and March 31, 2017 securities available-for-sale. Arrow held no securities or liabilities for trading on such dates.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Life-to-Date Gains (Losses)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
March 31, 2018
Securities Available-for Sale:
U.S. Government & Agency Obligations	$59,657	$59,657	$—	$—
State and Municipal Obligations	9,743	—	9,743	—
Mortgage-Backed Securities	235,389	—	235,389	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	305,589	59,657	245,932	—
Equity Securities	1,579	—	1,579	—
Total Securities Measured on a Recurring Basis	$307,168	$59,657	$247,511	$—
December 31, 2017
Securities Available-for Sale:
U.S. Government & Agency Obligations	$59,894	$59,894	$—	$—
State and Municipal Obligations	10,349	—	10,349	—
Mortgage-Backed Securities	227,596	—	227,596	—
Corporate and Other Debt Securities	800	—	800	—
Equity Securities	1,561	—	1,561	—
Total Securities Available-for Sale	$300,200	$59,894	$240,306	$—
March 31, 2017
Securities Available-for Sale:
U.S. Government & Agency Obligations	$147,231	$54,695	$92,536	$—
State and Municipal Obligations	25,507	—	25,507	—
Mortgage-Backed Securities	169,728	—	169,728	—
Corporate and Other Debt Securities	3,298	—	3,298	—
Equity Securities	1,395	—	1,395	—
Total Securities Available-for Sale	$347,159	$54,695	$292,464	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
March 31, 2018
Collateral Dependent Impaired Loans	$1,295	$—	$—	$1,295	$(58)
Other Real Estate Owned and Repossessed Assets, Net	1,647	—	—	1,647	(582)
December 31, 2017
Collateral Dependent Impaired Loans	$—	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	$1,847	$—	—	1,847	$(569)
March 31, 2017
Collateral Dependent Impaired Loans	$288	$—	$—	$288	$(34)
Other Real Estate Owned and Repossessed Assets, Net	1,734	—	—	1,734	(500)

# 33

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017.

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis
The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at March 31, 2018, December 31, 2017 and March 31, 2017.

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
ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" requires that, effective for the first quarter of 2018, the fair value for loans must be disclosed using the "exit price" notion which is a reasonable estimate of what another party might pay in an orderly transaction. Fair values for loans are calculated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, commercial real estate, residential mortgage, indirect auto and other consumer loans.  Each loan category is further segmented into fixed and adjustable interest rate terms and by performing and nonperforming categories.  The fair value of performing loans is calculated by determining the estimated future cash flow, which is the contractual cash flow adjusted for estimated prepayments. The discount rate is determined by starting with current market yields, and first adjusting for a liquidity premium. This premium is separately determined for residential real estate loans vs. other loans. Then a credit loss component is determined utilizing the credit loss assumptions used in the allowance for loan and lease loss model. Finally, a discount spread is applied separately for consumer loans vs. commercial loans based on market information and utilization of the Swap Curve.  Fair value for nonperforming loans is generally based on recent external appraisals.  If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows.  Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.
The fair value of time deposits is based on the discounted value of contractual cash flows, except that the fair value is limited to the extent that the customer could redeem the certificate after imposition of a premature withdrawal penalty.  The discount rates are estimated using the Federal Home Loan Bank of New York ("FHLBNY") yield curve, which is considered representative of Arrow’s time deposit rates. The fair value of all other deposits is equal to the carrying value.
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

# 34

Fair Value by Balance Sheet Grouping
The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Book Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Cash and Cash Equivalents	$100,272	$100,272	$100,272	$—	$—
Securities Available-for-Sale	305,589	305,589	—	305,589	—
Securities Held-to-Maturity	330,124	324,938	—	324,938	—
Equity Securities	1,579	1,579	—	1,579	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,780	4,780	—	4,780	—
Net Loans	1,973,980	1,915,978	—	—	1,915,978
Accrued Interest Receivable	7,662	7,662	—	7,662	—
Deposits	2,411,273	2,402,122	—	2,402,122	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	74,957	74,957	—	74,957	—
Federal Home Loan Bank Term Advances	45,000	44,484	—	44,484	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	361	361	—	361	—

December 31, 2017
Cash and Cash Equivalents	$72,838	$72,838	$72,838	$—	$—
Securities Available-for-Sale	300,200	300,200	59,894	240,306	—
Securities Held-to-Maturity	335,907	335,901	—	335,901	—
Federal Home Loan Bank and Federal Reserve Bank Stock	9,949	9,949	—	9,949	—
Net Loans	1,932,184	1,901,046	—	—	1,901,046
Accrued Interest Receivable	6,753	6,753	—	6,753	—
Deposits	2,245,116	2,236,548	—	2,236,548	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	64,966	64,966	—	64,966	—
Federal Home Loan Bank Overnight Advances	105,000	105,000	—	105,000	—
Federal Home Loan Bank Term Advances	55,000	54,781	—	54,781	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	410	410	—	410	—

March 31, 2017
Cash and Cash Equivalents	$64,803	$64,803	$64,803	$—	$—
Securities Available-for-Sale	347,159	347,159	54,695	292,464	—
Securities Held-to-Maturity	335,211	335,105	—	335,105	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,826	6,826	—	6,826	—
Net Loans	1,793,589	1,773,895	—	—	1,773,895
Accrued Interest Receivable	7,530	7,530	—	7,530	—
Deposits	2,256,536	2,248,066	—	2,248,066	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	32,035	32,035	—	32,035	—
Federal Home Loan Bank Overnight Advances	32,000	32,000	—	32,000	—
Federal Home Loan Bank Term Advances	55,000	55,130	—	55,130	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	240	240	—	240	—

# 35

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Arrow Financial Corporation:
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the Company) as of March 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP
Albany, New York
May 9, 2018

# 36

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2018

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Form 10-Q, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 320 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2017 (the most recent such Report currently available), and peer group data contained herein has been derived from such Report.

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

Forward Looking Statements - This Quarterly Report on Form 10-Q contains statements that are not historical in nature but rather are based on our beliefs, assumptions, expectations, estimates and projections about the future. These statements are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "may," "will," “expect,” “believe,” “anticipate,” “estimate," "continue," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include statements regarding the Company's asset quality, the level of allowance for loan losses, the sufficiency of liquidity sources, interest rate change exposure, changes in accounting standards, and the Company's tax plans and strategies. Some of these statements, such as those included in the interest rate sensitivity analysis in Part I, Item 3, entitled “Quantitative and Qualitative Disclosures About Market Risk,” are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. Other forward-looking statements are based on our general perceptions of market conditions and trends in business activity, both our own and in the banking industry generally, as well as current management strategies for future operations and development.

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

Readers are cautioned not to place undue reliance on forward-looking statements in this Report, which speak only as of the date hereof. We undertake no general obligation to revise or update the forward-looking statements contained in this Report to reflect the occurrence of unanticipated events at any point in the future. This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 and our other filings with the SEC.

# 37

USE OF NON-GAAP FINANCIAL MEASURES
The Securities and Exchange Commission (SEC) has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required.  The following measures used in this Report, which are commonly utilized by financial institutions, have not been specifically exempted by the SEC and may constitute "non-GAAP financial measures" within the meaning of the SEC's rules, although we are unable to state with certainty that the SEC would so regard them.

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, as well as disclosures based on that tabular presentation, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total.  Historically, this adjustment has been considered helpful in comparing the financial institution's net interest income (before tax) to that of another institution or in analyzing the institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt securities, or from the fact that even a single institution may significantly alter over time the proportion of its own portfolio that is invested in tax-exempt obligations.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income (before tax) to average earning assets. For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution and/or to better demonstrate a single institution’s performance over time. Arrow follows these practices. As a result of the reduced federal corporate tax rates enacted by the Tax Act, tax-equivalent net interest income and the resulting net interest margin on a tax-equivalent basis have become less comparable to prior period levels when analyzing a financial institution’s performance over time. While Arrow continues to calculate, publish, and monitor these tax-equivalent financial performance measures, all users of this information should be aware of the non-comparative nature of post-Tax Act period results. Arrow presents net interest income and net interest margin on a GAAP basis in the relative sections of this Report in order to provide a consistently comparable performance measure over time as these measures are not effected by federal income tax rates.

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

# 38

Arrow Financial Corporation Selected Quarterly Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Net Income	$8,531	$8,071	$7,416	$7,208	$6,631
Transactions Recorded in Net Income (Net of Tax):
Net Gain (Loss) on Securities Transactions	—	(278)	6	—	—
Tax Benefit from Net Deferred Tax Liability Revaluation	—	1,116	—	—	—

Share and Per Share Data:(1)
Period End Shares Outstanding	13,950	13,930	13,891	13,900	13,886
Basic Average Shares Outstanding	13,936	13,905	13,889	13,890	13,889
Diluted Average Shares Outstanding	14,016	14,006	13,966	13,975	14,001
Basic Earnings Per Share	$0.61	$0.58	$0.53	$0.52	$0.48
Diluted Earnings Per Share	0.61	0.58	0.53	0.52	0.47
Cash Dividend Per Share	0.250	0.250	0.243	0.243	0.243

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	27,978	27,047	27,143	24,480	23,565
Investment Securities	642,442	660,043	677,368	684,570	695,615
Loans	1,971,240	1,930,590	1,892,766	1,842,543	1,781,113
Deposits	2,305,736	2,284,206	2,193,778	2,206,365	2,161,798
Other Borrowed Funds	184,613	187,366	262,864	207,270	205,436
Stockholders’ Equity	251,109	247,253	243,801	239,396	235,257
Total Assets	2,763,706	2,744,180	2,725,653	2,677,843	2,626,470
Return on Average Assets, annualized	1.25%	1.17%	1.08%	1.08%	1.02%
Return on Average Equity, annualized	13.78%	12.95%	12.07%	12.08%	11.43%
Return on Tangible Equity, annualized (2)	15.24%	14.36%	13.40%	13.45%	12.76%
Average Earning Assets	2,641,660	2,617,680	2,597,277	2,551,593	2,500,293
Average Paying Liabilities	2,050,661	2,029,811	2,012,802	2,005,421	1,977,628
Net Interest Income (GAAP)	20,402	20,314	19,650	19,227	18,461
Net Interest Margin, annualized (GAAP)	3.13%	3.08%	3.00%	3.02%	2.99%
Net Interest Income, Tax-Equivalent (Non-GAAP) (3)	20,893	21,294	20,616	20,176	19,409
Tax-Equivalent Adjustment (Non-GAAP) (3)	491	980	966	949	948
Net Interest Margin, annualized (Non-GAAP) (3)	3.21%	3.23%	3.15%	3.17%	3.15%

Efficiency Ratio Calculation: (4)
Noninterest Expense	$15,955	$16,045	$15,548	$15,637	$15,475
Less: Intangible Asset Amortization	67	69	69	70	71
Net Noninterest Expense	15,888	15,976	15,479	15,567	15,404
Net Interest Income, Tax-Equivalent (Non-GAAP) (3)	20,893	21,294	20,616	20,176	19,409
Noninterest Income	6,888	6,752	7,141	7,057	6,695
Less: Net Securities Gain (Loss)	—	(458)	10	—	—
Less: Net Unrealized Gain on Equity Securities	18	—	—	—	—
Net Gross Income	27,763	28,504	27,747	27,233	26,104
Efficiency Ratio (Non-GAAP)	57.23%	56.05%	55.79%	57.16%	59.01%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$252,734	$249,603	$244,648	$240,752	$236,111
Book Value per Share (1)	18.12	17.92	17.61	17.32	17.00
Goodwill and Other Intangible Assets, net	24,045	24,162	24,268	24,355	24,448
Tangible Book Value per Share (1,2)	16.39	16.18	15.86	15.57	15.24

Capital Ratios:(5)
Tier 1 Leverage Ratio	9.62%	9.49%	9.30%	9.35%	9.37%
Common Equity Tier 1 Capital Ratio	12.97%	12.89%	12.70%	12.68%	12.84%
Tier 1 Risk-Based Capital Ratio	14.03%	13.97%	13.79%	13.79%	13.99%
Total Risk-Based Capital Ratio	15.04%	14.99%	14.77%	14.77%	14.98%

Assets Under Trust Administration and Investment Management	$1,470,191	$1,452,994	$1,411,608	$1,356,262	$1,333,690

# 39

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 28, 2017, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 37.

		3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
	Total Stockholders' Equity (GAAP)	$252,734	$249,603	$244,648	$240,752	$236,111
	Less: Goodwill and Other Intangible assets, net	24,045	24,162	24,268	24,355	24,448
	Tangible Equity (Non-GAAP)	$228,689	$225,441	$220,380	$216,397	$211,663

	Period End Shares Outstanding	13,950	13,930	13,891	13,900	13,886
	Tangible Book Value per Share (Non-GAAP)	$16.39	$16.18	$15.86	$15.57	$15.24
	Net Income	8,531	8,071	7,416	7,208	6,631
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	15.24%	14.36%	13.40%	13.45%	12.76%

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 37.

		3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
	Interest Income (GAAP)	$22,418	$22,135	$21,599	$20,926	$19,997
	Add: Tax-Equivalent adjustment (Non-GAAP)	491	980	966	949	948
	Interest Income - Tax Equivalent (Non-GAAP)	$22,909	$23,115	$22,565	$21,875	$20,945
	Net Interest Income (GAAP)	$20,402	$20,314	$19,650	$19,227	$18,461
	Add: Tax-Equivalent adjustment (Non-GAAP)	491	980	966	949	948
	Net Interest Income - Tax Equivalent (Non-GAAP)	$20,893	$21,294	$20,616	$20,176	$19,409
	Average Earning Assets	$2,641,660	$2,617,680	$2,597,277	$2,551,593	$2,500,293
	Net Interest Margin (Non-GAAP)*	3.21%	3.23%	3.15%	3.17%	3.15%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. We believe the efficiency ratio provides investors with information that is useful in understanding our financial performance. We define our efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 37.

5.
For the recently-completed quarter, all of the regulatory capital ratios in the table on page 40 and the table in this Note 5, below, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. The Common Equity Tier 1 Capital Ratio (CET1 Ratio) of Arrow as of March 31, 2018 that is listed in the tables (i.e., 12.97%) not only exceeds the currently required minimum CET1 Ratio (including Conservation Buffer) of 6.375%, but also exceeds the minimum CET1 Ratio that will be required when the Conservation Buffer is fully phased-in, on January 1, 2019, of 7.00% (including the ultimate required Conservation Buffer of 2.50%).

		3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
	Total Risk Weighted Assets	$1,889,719	$1,856,242	$1,830,730	$1,802,455	$1,747,318
	Common Equity Tier 1 Capital	265,066	259,378	232,473	228,586	224,369
	Common Equity Tier 1 Capital Ratio	12.97%	12.89%	12.70%	12.68%	12.84%

     * Quarterly ratios have been annualized.

# 40

Average Consolidated Balance Sheets and Net Interest Income Analysis
(see “Use of Non-GAAP Financial Measures” on page 38)
(Fully Taxable Basis using a marginal federal tax rate of 35% for 2017, 21% for 2018)
(Dollars In Thousands)

Quarter Ended March 31:	2018			2017
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$27,978	$134	1.94%	$23,565	$60	1.03%
Investment Securities:
Fully Taxable	359,908	1,895	2.14	403,930	1,994	2.00
Exempt from Federal Taxes	282,534	1,947	2.79	291,685	2,361	3.28
Loans	1,971,240	18,933	3.90	1,781,113	16,530	3.76
Total Earning Assets	2,641,660	22,909	3.52	2,500,293	20,945	3.40
Allowance for Loan Losses	(18,523)			(16,976)
Cash and Due From Banks	35,608			35,525
Other Assets	104,961			107,628
Total Assets	$2,763,706			$2,626,470
Deposits:
Interest-Bearing Checking Accounts	$914,116	387	0.17	$894,911	331	0.15
Savings Deposits	723,660	522	0.29	677,662	291	0.17
Time Deposits of $250,000 or More	63,406	204	1.30	33,758	55	0.66
Other Time Deposits	164,866	259	0.64	165,861	228	0.56
Total Interest-Bearing Deposits	1,866,048	1,372	0.30	1,772,192	905	0.21
Short-Term Borrowings	111,835	197	0.71	130,436	211	0.66
FHLBNY Term Advances and Other Long-Term Debt	72,778	447	2.49	75,000	420	2.27
Total Interest-Bearing Liabilities	2,050,661	2,016	0.40	1,977,628	1,536	0.31
Demand Deposits	439,688			389,606
Other Liabilities	22,248			23,979
Total Liabilities	2,512,597			2,391,213
Stockholders’ Equity	251,109			235,257
Total Liabilities and Stockholders’ Equity	$2,763,706			$2,626,470
Net Interest Income (Tax-equivalent Basis) (Non-GAAP) (1)		20,893			19,409
Reversal of Tax Equivalent Adjustment		(491)	(0.08)%		(948)	(0.15)%
Net Interest Income		$20,402			$18,461
Net Interest Spread (Non-GAAP) (1)			3.12%			3.09%
Net Interest Margin (Non-GAAP) (1)			3.21%			3.15%

1 See Note 3 on p. 39.

# 41

OVERVIEW
We reported net income for the first quarter of 2018 of $8.5 million, an increase of $1.9 million, or 28.7%, over our net income for the first quarter of 2017. Diluted earnings per share (EPS) for the quarter was $0.61, an increase of 29.8% from the EPS of $0.47 reported for the first quarter of 2017. Return on average equity (ROE) for the first quarter of 2018 continued to be strong at 13.78%, up from an ROE of 11.43% for the first quarter ended March 31, 2017. Return on average assets (ROA) for the 2018 first quarter was 1.25%, an increase from an ROA of 1.02% for the first quarter ended March 31, 2017. Net interest income on a GAAP basis increased to $20.4 million, up 10.5% over the $18.5 million total in the comparable quarter of 2017. Net interest margin for the first quarter of 2018 was 3.13%, up from 2.99% for the first quarter of 2017. Tax-equivalent net interest income (a non-GAAP measure) also increased by approximately 7.6%, mainly due to the 5.7% increase in average earning assets from the first quarter of 2017, and a 6 basis point increase in the tax-equivalent net interest margin, increasing from 3.15% from the first quarter of 2017 to 3.21% for the first quarter 2018. The composition of average earning assets changed in the current quarter through a 10.7% increase in higher relative yielding average loans and a 7.6% decrease in lower relative yielding average investment securities. In addition to the composition of the balance sheet, a significant factor contributing to increased profitability was reduced tax rates resulting from the Tax Act. The provision for income taxes for the first quarter of 2018 decreased to $2.1 million as compared to $2.7 million for the first quarter of 2017. Total loans increased between the respective period ends by $182.2 million, or 10.1%, while investment securities decreased by $394 thousand, or 0.1%. On the funding side, average interest-bearing deposits increased 5.3% and average non-interest bearing demand deposits increased 12.9% in the first quarter of 2018 as compared to the same quarter in 2017. The provision for loan losses increased $388 thousand during the first quarter of 2018 as compared to the first quarter of 2017, mainly due to total loan growth and the mix of the loan portfolio. Noninterest income increased $194 thousand or 2.9% while noninterest expense increased $480 thousand or 3.1%.
The changes in net income, net interest income and net interest margin between the three month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 54.

Regulatory Capital and Increase in Stockholders' Equity: At March 31, 2018, we continued to exceed by a substantial amount all required minimum capital ratios under the bank regulatory capital rules at both the holding company and bank levels. At that date, both of our banks, as well as our holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the current bank regulatory capital rules. Because of our continued profitability and strong asset quality, our regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present. As a result of the Dodd-Frank Act, however, required minimum regulatory capital levels for insured banks and their parent holding companies will continue to increase, as a percentage of risk-based assets in 2019.
Stockholders’ equity was $252.7 million at March 31, 2018, an increase of $3.1 million, or 1.3%, from the December 31, 2017 level of $249.6 million, and an increase of $16.6 million, or 7.0%, from the prior-year level. The components of the change in stockholders’ equity since year-end 2017 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section
At March 31, 2018, our book value per share was $18.12, up by 6.6% over the prior-year level, and our tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $16.39, an increase of $1.15, or 7.5%, over the level as of March 31, 2017. See the disclosure on page 37 related to our use of non-GAAP financial measures generally, and tangible book value, specifically. In the first three months of 2018, total stockholders' equity increased by 1.3% (not annualized) and our total book value per share also increased by 8.1%. The increase in stockholders' equity over the first three months of 2018 principally reflected the following factors: (i) $8.5 million of net income for the period and (ii) issuance of $2.7 million of common stock through our employee benefit and dividend reinvestment plans; reduced by (iii) cash dividends of $3.5 million; and (iv) repurchases of our own common stock, primarily in connection with our approved treasury stock repurchase plan, of $0.6 million. On March 31, 2018, our closing stock price was $33.95, representing a trading multiple of 2.07 to our tangible book value. As adjusted for a 3.0% stock dividend distributed September 28, 2017, the Company paid a quarterly cash dividend of $0.243 per share for the first quarter of 2017, and a cash dividend of $0.25 per share for the last quarter of 2017 and the first quarter of 2018.

Loan Quality: Our net charge-offs for the first quarter of 2018 were $275 thousand as compared to $153 thousand for the comparable 2017 quarter. Our ratio of net charge-offs to average loans (annualized) was 0.06% for the first quarter of 2018 compared to 0.03% for the first quarter of 2017. At March 31, 2018, our allowance for loan losses was $19.1 million representing 0.96% of total loans, up 1 basis point from the December 31, 2017 ratio. We believe this allowance is appropriate and reflects the continuing strong credit quality in the loan portfolio.
Nonperforming loans were $4.6 million at March 31, 2018, representing 0.23% of period-end loans, a decrease of 1 basis point from our prior year comparable quarter ratio, which compares favorably with the weighted average ratio of our peer group of 0.67% at December 31, 2017.

Loan Segments: During the first quarter of 2018, we experienced increases in outstanding balances in all three segments of our loan portfolio, without any significant deterioration in our credit quality. During the quarter, our total loans grew by $42.3 million, or 2.2% as compared to the balance at December 31, 2017. The largest increase was in consumer loans which increased during the quarter by $23.8 million, or 4.0%. In addition, our total commercial loan portfolio increased by $9.2 million, or 1.6%, and our residential real estate loans expanded by $9.2 million, or 1.2%.

Commercial Loans: These loans comprised 6.4% of our loan portfolio at period-end. The business sector in our service area, including small- and mid-sized businesses with headquarters in the area, continued to be in reasonably good financial condition at period-end.
Commercial Real Estate Loans: These loans comprised 22.8% of our loan portfolio at period-end. Commercial property values in our region have remained stable in recent periods. We update the appraisals on our nonperforming and watched CRE

# 42

loan properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.
Consumer Loans: These loans (primarily automobile loans) comprised 31.4% of our loan portfolio at period-end. Consumer automobile loans at March 31, 2018, were $620 million, or 99.0% of this portfolio segment. In the first three months of 2018, we did not experience any significant increase in our delinquency rate or in the percentage of nonperforming loans in this segment.
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

Liquidity and Access to Credit Markets: We have not experienced any liquidity problems or special concerns thus far in 2018, nor did we in any prior years back to and during the financial crisis. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed significantly in recent periods (see our general liquidity discussion on page 53). Historically, we have principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (our main liability-based sources are overnight borrowing arrangements with our correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). We regularly perform a liquidity stress test and periodically test our contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.

Visa Class B Common Stock: We, like other former Visa member banks, bear some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the remaining litigation escrow account amount. In light of the current state of covered litigation at Visa, as well as the substantial remaining dollar amounts in Visa's escrow fund, we determined that the balance that Visa maintains in its escrow fund is substantially sufficient to satisfy Visa's remaining direct liability to such claims without further resort to the contingent liability of the former Visa member banks such as ours. At March 31, 2018, the Company held 27,771 shares of Visa Class B common stock. A potential future conversion of these shares into Visa Class A common stock could result in our receiving approximately 46 thousand shares of Visa Class A common stock. There continue to be restrictions remaining on Visa Class B shares held by us. We continue not to recognize any economic value for these shares.

# 43

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	March 31, 2018	December 31, 2017	March 31, 2017	From December	From March	From December (not annualized)	From March
Interest-Bearing Bank Balances	$70,747	$30,276	$14,645	$40,471	$56,102	133.7%	383.1%
Securities Available-for-Sale	305,589	300,200	347,159	5,389	(41,570)	1.8%	(12.0)%
Securities Held-to-Maturity	330,124	335,907	335,211	(5,783)	(5,087)	(1.7)%	(1.5)%
Equity Securities (1)	1,579	—	—	1,579	1,579
Loans (2)	1,993,037	1,950,770	1,810,805	42,267	182,232	2.2%	10.1%
Allowance for Loan Losses	19,057	18,586	17,216	471	1,841	2.5%	10.7%
Earning Assets (2)	2,705,856	2,627,102	2,514,646	78,754	191,210	3.0%	7.6%
Total Assets	$2,826,687	$2,760,465	$2,656,386	$66,222	$170,301	2.4%	6.4%
Demand Deposits	$452,347	$441,945	$402,506	$10,402	$49,841	2.4%	12.4%
Interest-Bearing Checking Accounts	944,161	907,315	959,170	36,846	(15,009)	4.1%	(1.6)%
Savings Deposits	762,220	694,573	696,625	67,647	65,595	9.7%	9.4%
Time Deposits over $250,000	85,403	38,147	30,993	47,256	54,410	123.9%	175.6%
Other Time Deposits	167,142	163,136	167,242	4,006	(100)	2.5%	(0.1)%
Total Deposits	$2,411,273	$2,245,116	$2,256,536	$166,157	$154,737	7.4%	6.9%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$74,957	$64,966	$32,035	$9,991	$42,922	15.4%	134.0%
FHLBNY Advances - Overnight	—	105,000	32,000	(105,000)	(32,000)	(100.0)%	(100.0)%
FHLBNY Advances - Term	45,000	55,000	55,000	(10,000)	(10,000)	(18.2)%	(18.2)%
Stockholders' Equity	252,734	249,603	236,111	3,131	16,623	1.3%	7.0%
(1) Equity Securities were included in Securities Available-for-Sale prior to the January 1, 2018 adoption of ASU 2016-01
(2) Includes Nonaccrual Loans

Municipal Deposits: Fluctuations in balances of our interest-bearing checking accounts are largely the result of municipal deposit fluctuations.  Municipal deposits on average represent 27% to 33% of our total deposits. Municipal deposits are typically placed in interest-bearing checking and savings accounts, as well as various time deposits.
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
If in the future, interest rates begin to rise significantly or the competition for municipal deposits otherwise becomes more intense, we may experience an elevation in the rates we are forced to pay on such deposits above our normal rates or, if we decline to pay such rates, we may experience a decrease in municipal deposit levels.
Changes in Sources of Funds: Our total deposits increased $166.2 million, or 7.4%, from December 31, 2017 to March 31, 2018. Our municipal deposits increased by 15.2% during the period, mainly due to the receipt of NYS Aid payments to school districts in March 2018, while our consumer and business deposit balances increased by 4.3%. Due to this deposit growth along with the 15.4% increase in our securities sold under agreements to repurchase, we were able to pay off our FHLBNY Advances-Overnight at March 31, 2018. The first quarter increase in deposit balances also included seasonal municipal deposit growth and the use of brokered deposits to diversify balance sheet funding. At March 31, 2018, our term advances from the FHLBNY were $45 million, reflecting the non-renewal of a $10 million advance that matured during the quarter.
Changes in Earning Assets: Our loan portfolio at March 31, 2018, was $1.99 billion, up by $42.3 million, or 2.2%, from the December 31, 2017 level and up by $182.2 million, or 10.1%, from the March 31, 2017 level. We experienced the following trends in our four largest segments:

1.
Commercial loans. This segment of our portfolio decreased slightly by $1.6 million, or 1.2%, during the first three months of 2018, representing a slight softening of demand for such loans during the period.

2. Commercial real estate loans. This segment of our portfolio increased by $10.8 million, or 2.4%, during the first three months of 2018, representing the continued strong demand for such loans.

# 44

3.
Consumer loans (primarily automobile loans through indirect lending). As of March 31, 2018, these loans, primarily auto loans, had increased by $23.8 million, or 4.0%, from the December 31, 2017 balance, reflecting a continuation of strong demand for new and used vehicles region-wide and an expansion of our dealer network for indirect lending.

4. Residential real estate loans. This segment increased during the first three months of 2018, by $9.2 million, or 1.2%. As in prior periods, we elected to sell a portion of the residential mortgage loans we originated during the period to Freddie Mac. Gross originations were down during the period, compared to the comparable 2017 period reflecting lower housing inventory levels and a rising rate environment.

Deposit Trends
The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The principal change in deposit balances from March 31, 2017 was the steady and significant increase in demand deposits and savings deposits as well as an increase in time deposits over $250,000 as of March 31, 2018 due to the increase in market rates. In addition, first quarter increase in deposit balances also included $45 million of floating rate brokered deposits, based on the one-month LIBOR rate, which were acquired to diversify balance sheet funding. As mentioned previously, the volatility in interest-bearing checking deposit account balances is mainly due to seasonal fluctuations in municipal deposits. If and to the extent that interest rates, and corresponding deposit rates, across all maturities, begin to increase in future periods, even if such increases are very gradual, we would expect to see further growth in time deposits.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Demand Deposits	$439,688	$441,761	$443,840	$408,214	$389,606
Interest-Bearing Checking Accounts	914,116	945,414	869,748	918,235	894,911
Savings Deposits	723,660	701,694	682,347	681,197	677,662
Time Deposits over $250,000	63,406	32,430	31,067	31,126	33,758
Other Time Deposits	164,866	162,907	166,776	167,593	165,861
Total Deposits	$2,305,736	$2,284,206	$2,193,778	$2,206,365	$2,161,798

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Demand Deposits	19.1%	19.3%	20.2%	18.5%	18.0%
Interest-Bearing Checking Accounts	39.6	41.5	39.6	41.6	41.4
Savings Deposits	31.4	30.7	31.2	30.9	31.3
Time Deposits over $250,000	2.7	1.4	1.4	1.4	1.6
Other Time Deposits	7.2	7.1	7.6	7.6	7.7
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.17	0.18	0.17	0.17	0.15
Savings Deposits	0.29	0.23	0.21	0.19	0.17
Time Deposits over $250,000	1.30	1.17	0.84	0.85	0.66
Other Time Deposits	0.64	0.60	0.57	0.56	0.56
Total Deposits	0.24	0.20	0.19	0.18	0.17

During the quarter ended March 31, 2018, cost of total deposits increased 4 basis points from 0.20% to 0.24%. Cost of savings deposits increased from 0.23% to 0.29% in the first quarter of 2018, while the cost of time deposits over $250,000 increased from 1.17% to 1.30%. Cost of other time deposits increased from 0.60% to 0.64%, while cost of interest bearing checking accounts decreased one basis point in the first quarter of 2018. Some of the recent growth in relative higher paying deposit accounts may be due to higher market interest rates. Given the uncertainty surrounding the future of interest rates, we are unable to predict at this time what the short- or long-term effect of the Federal Reserve’s interest rate policy may be.

Non-Deposit Sources of Funds

# 45

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
We no longer rely on TRUPs as a source of new funds. As a result of the passage of the Dodd-Frank Act in 2010 and its removal of Tier 1 regulatory capital treatment for TRUPs issued after the Act's grandfathering date, we like all insured financial institutions of our size or larger have not issued any TRUPs since that date and are not likely to issue any TRUPs in the future. However, consistent with the grandfathering provision in Dodd-Frank, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on our consolidated balance sheet as of March 31, 2018 (i.e., our previously issued TRUPS) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed, as is further discussed under “Capital Resources” beginning on page 51 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if any of certain other unanticipated but negative events should occur, such as any adverse change in tax laws that might deny the Company the ability to deduct interest paid on these obligations for federal income tax purposes.

Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type. For purposes of the following tables only, we have separately disclosed Home Equity loans from Residential Real Estate loans (they are otherwise included in a single category in this Report). We have also combined Commercial Loans and Commercial Real Estate Loans into a single category (they are treated as separate categories in other sections of this Report). Over the last five quarters, the average balances for all of the below-listed categories of loans have steadily increased, although at different rates.

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Commercial and Commercial Real Estate	$569,126	$564,073	$561,260	$556,014	$541,187
Residential Real Estate	600,076	584,981	563,793	538,884	518,263
Home Equity	139,109	137,975	137,251	138,125	135,910
Consumer Loans	662,929	643,562	630,462	609,520	585,753
Total Loans	$1,971,240	$1,930,591	$1,892,766	$1,842,543	$1,781,113

Percentage of Total Quarterly Average Loans

	Quarter Ended
	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Commercial and Commercial Real Estate	28.9%	29.2%	29.7%	30.2%	30.4%
Residential Real Estate	30.5	30.3	29.8	29.2	29.1
Home Equity	7.1	7.1	7.3	7.5	7.6
Consumer Loans	33.5	33.4	33.2	33.1	32.9
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Maintenance of High Quality in the Loan Portfolio: In the first three months of 2018, we did not experience any significant fluctuations in the quality of our loan portfolio or any segment thereof. In general, we have historically underwritten our residential real estate loans to secondary market standards for prime loans and have not engaged in subprime mortgage lending as a business line. Similarly, we have historically applied high underwriting standards in our commercial and commercial real estate lending operations and generally in our indirect (automobile) lending program as well. We have occasionally made loans, including indirect loans, to borrowers having FICO scores below the highest credit quality classifications, where special circumstances such as competitive considerations have led us to conclude it was appropriate to do so, with suitable protections against any enhanced perceived risk in such loans. We also have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio. Our gross originations for residential real estate loans (including refinancings of mortgage loans) were $31.7 million and $47.5 million for the first three months of 2018 and 2017, respectively. Origination totals exceeded the sum of repayments and prepayments in the first quarters of both years, but we have also sold portions of these originations in the secondary market, primarily to Freddie Mac. In the first three months of 2018, we sold $1.2 million, or 3.9%, of our originations. In the first three months of 2017, we sold a larger dollar amount, $1.8 million, or 3.7%, of our originations, and at a higher premium. We expect to continue to sell a portion of our mortgage loan originations in upcoming periods, although perhaps a decreasing percentage of overall originations if rates continue their

# 46

slow rise across longer maturities. At the same time, if prevailing rates rise substantially, we may see a slowdown in loan growth and perhaps decreasing total originations, particularly if the general economy also falters. At some point, it is possible that we may experience a decrease in our outstanding balances in this largest segment of our portfolio. Additionally, if our local economy or real estate market should suffer a major downturn, the quality of our real estate portfolio may also be negatively impacted.

Commercial Loans and Commercial Real Estate Loans: For the first three months of 2018, combined commercial and commercial real estate loan originations continued to increase.
Substantially all commercial and commercial real estate loans in our portfolio were extended to businesses or borrowers located in our regional markets. Many of the loans in the commercial portfolio have variable rates tied to prime or FHLBNY rates.
Although demand has been steady, it is possible that demand for commercial and commercial real estate loans may generally weaken in upcoming periods and/or that the quality of this segment of the portfolio may experience stress in upcoming periods. This is particularly likely if the ultimate effect of the Fed's current rate hike program triggers a significant and long-lasting increase in prevailing interest rates for medium- or long-term credits. Generally, however, the business sector, at least in our service area, appeared to be in reasonably good financial condition at period-end.

Consumer Loans (primarily automobile loans through indirect lending): At March 31, 2018, our automobile loans (primarily loans originated through dealerships located in upstate New York and Vermont) represented the second largest category of loans in our portfolio, and continued to be a significant component of our business comprising almost a third of our loan portfolio.
Our new automobile loan volume for the first three months of 2018 remained strong, at $88.9 million, up from the $74.6 million originated in the first three months of 2017. As a result of these originations, our consumer loan portfolio also grew in the first three months of 2018, by $23.8 million, or 4.0%, from our December 31, 2017 balance.
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
Recently, market data has suggested that auto loan demand is weakening somewhat on a national scale, although not in every market area. Our average maturity for automobile loan originations has expanded in recent years, reflective of a larger market development. If we encounter some weakening in auto demand in our service area (and we have not, to date), we may experience limited, if any, overall growth in this segment of our portfolio in upcoming periods, regardless of whether the auto company lending affiliates continue to offer highly-subsidized loans. Of course, in this segment of our portfolio, as in the other segments, any substantial increase in prevailing interest rates in upcoming periods, presumably in response to the Fed's rate rise program, would likely have some negative impact on our originations. The same also may occur if economic conditions in our indirect loan service area should generally weaken in upcoming periods.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Commercial and Commercial Real Estate	4.38%	4.36%	4.32%	4.30%	4.25%
Residential Real Estate	4.09%	3.99%	3.98%	4.03%	4.10%
Home Equity	3.70%	3.57%	3.55%	3.41%	3.28%
Consumer Loans	3.34%	3.29%	3.23%	3.21%	3.14%
Total Loans	3.90%	3.83%	3.80%	3.79%	3.76%

The average yield in our total loan portfolio during the first quarter of 2018 was up compared to the average yield during the first quarter of 2017. For the quarter, yields on all loan types increased in comparison to the immediately preceding quarter with the largest increase being in the home equity portfolio mainly because many of these loans have a variable rate tied to the prime rate. However, the average rates on newly-originated loans made by us in all segments of our portfolio were at least equal to, and in most cases slightly above, the average rates for comparable loans originated by us in the year-earlier quarter.
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

# 47

Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities investment portfolios from December 31, 2017 to March 31, 2018 (in thousands).
The slight reduction in the portfolios on a combined basis during the period reflected our continued strategy in recent years to reallocate earning assets from investment securities to higher yielding loans to maximize earning asset yields.

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	3/31/2018	12/31/2017	Change	3/31/2018	12/31/2017	Change
Securities Available-for-Sale:
U.S. Agency Securities	$59,657	$59,894	$(237)	$(607)	$(434)	$(173)
State and Municipal Obligations	9,743	10,349	(606)	2	(2)	4
Mortgage-Backed Securities	235,389	227,596	7,793	(4,644)	(1,481)	(3,163)
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Mutual Funds and Equity Securities [1]	—	1,561	(1,561)	—	441	(441)
Total	$305,589	$300,200	$5,389	$(5,449)	$(1,676)	$(3,773)

Securities Held-to-Maturity:
State and Municipal Obligations	$268,605	$275,353	$(6,748)	$(4,333)	$(177)	$(4,156)
Mortgage-Backed Securities	56,333	60,548	(4,215)	(853)	171	(1,024)
Total	$324,938	$335,901	$(10,963)	$(5,186)	$(6)	$(5,180)

Equity Securities [1]	$1,579	$—	$1,579	$459	$—	$459

Footnote:
1. Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are reported separately from Available-for-Sale securities.

At March 31, 2018, we held no investment securities in either of our securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issuers.
In the periods referenced above, Mortgage-Backed Securities consisted solely of mortgage pass-through securities and Collateralized Mortgage Obligations ("CMOs") issued or guaranteed by U.S. federal agencies.  Mortgage pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. CMOs are pools of mortgage-backed securities, the repayments on which have generally been separated into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase only pass-through securities and CMOs that are issued or guaranteed by U.S. federal agencies, and the tranches of CMOs that we purchase generally are those having shorter average lives and/or durations.

Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first three months of 2018.
Change in Net Unrealized Securities Gains (Losses): Nearly all of the change in our net unrealized gains or losses during recent periods has been attributable to changes in the market yields during the periods in question, with little or no change in the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
We had no sales of investment securities within the three month periods ended March 31, 2018 and 2017.
Investment yields in the debt markets experienced some volatility in 2017 and the first three months of 2018. We regularly review our interest rate risk position along with our security holdings to evaluate if market opportunities have arisen that may permit us to reposition certain securities available-for-sale to enhance portfolio performance.

# 48

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the three month periods ended March 31, 2018 and 2017, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended
Purchases:	3/31/2018	3/31/2017
Available-for-Sale Portfolio
State and Municipal Obligations	19,979	—
Mortgage-Backed Securities	—	12,324
Total Purchases	$19,979	$12,324

Maturities & Calls	$9,380	$11,826

	Three Months Ended
Purchases:	3/31/2018	3/31/2017
Held-to-Maturity Portfolio
State and Municipal Obligations	$921	$556

Maturities & Calls	$6,459	$10,474

# 49

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Loan Balances:
Period-End Loans	$1,993,037	$1,950,770	$1,908,799	$1,878,632	$1,810,805
Average Loans, Year-to-Date	1,971,240	1,862,247	1,839,216	1,811,998	1,781,113
Average Loans, Quarter-to-Date	1,971,240	1,930,590	1,892,766	1,842,543	1,781,113
Period-End Assets	2,826,687	2,760,465	2,744,462	2,721,721	2,656,386

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$18,586	$17,012	$17,012	$17,012	$17,012
Provision for Loan Losses, YTD	746	2,736	1,580	780	358
Loans Charged-off, YTD	(370)	(1,559)	(1,197)	(574)	(270)
Recoveries of Loans Previously Charged-off	95	397	300	224	116
Net Charge-offs, YTD	(275)	(1,162)	(897)	(350)	(154)
Allowance for Loan Losses, End of Period	$19,057	$18,586	$17,695	$17,442	$17,216

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$18,586	$17,695	$17,442	$17,216	$17,012
Provision for Loan Losses, QTD	746	1,157	800	422	358
Loans Charged-off, QTD	(370)	(363)	(622)	(305)	(270)
Recoveries of Loans Previously Charged-off	95	97	75	109	116
Net Charge-offs, QTD	(275)	(266)	(547)	(196)	(154)
Allowance for Loan Losses, End of Period	$19,057	$18,586	$17,695	$17,442	$17,216

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$4,470	$5,526	$5,482	$5,222	$4,273
Loans Past Due 90 or More Days and Still Accruing Interest	—	319	967	1,821	—
Restructured and in Compliance with Modified Terms	100	105	828	101	101
Total Nonperforming Loans	4,570	5,950	7,277	7,144	4,374
Repossessed Assets	120	109	62	90	103
Other Real Estate Owned	1,525	1,738	1,651	1,523	1,631
Total Nonperforming Assets	$6,215	$7,797	$8,990	$8,757	$6,108

Asset Quality Ratios:
Allowance to Nonperforming Loans	417.00%	312.37%	243.16%	244.15%	393.60%
Allowance to Period-End Loans	0.96%	0.95%	0.93%	0.93%	0.95%
Provision to Average Loans (Quarter) (1)	0.15%	0.24%	0.17%	0.09%	0.08%
Provision to Average Loans (YTD) (1)	0.15%	0.15%	0.11%	0.09%	0.08%
Net Charge-offs to Average Loans (Quarter) (1)	0.06%	0.05%	0.11%	0.04%	0.03%
Net Charge-offs to Average Loans (YTD) (1)	0.06%	0.06%	0.07%	0.04%	0.03%
Nonperforming Loans to Total Loans	0.23%	0.31%	0.38%	0.38%	0.24%
Nonperforming Assets to Total Assets	0.22%	0.28%	0.33%	0.32%	0.23%
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
In the first quarter of 2018, we made a $746 thousand provision for loan losses, compared to a provision of $358 thousand for the first quarter of 2017 and a provision of $1,157 thousand for the fourth quarter of 2017. The provision was primarily driven by net charge-offs of $275 thousand, growth in outstanding loan balances, and minor changes in qualitative factors. See Note 3 to our unaudited

# 50

interim consolidated financial statements for a discussion on how we classify our credit quality indicators as well as the balance in each category.
The ratio of the allowance for loan losses to total loans was 0.96% at March 31, 2018, an increase of 1 basis point from 0.95% at December 31, 2017 and an increase of 1 basis point from 0.95% at March 31, 2017.
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
Risk Elements
Our nonperforming assets at March 31, 2018 amounted to $6.2 million, a decrease of $1.6 million, from the December 31, 2017 total and an increase of $107 thousand, from the year earlier total. In all recent periods, our ratios of nonperforming assets to total assets have remained below the average ratios for our peer group, although the average peer group ratios have improved dramatically in recent years, from post-crisis levels that were substantially higher than their current levels (and substantially higher than our ratios during such periods). (See page 37 for a discussion of our peer group.) At December 31, 2017, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.27%, well below the 0.61% ratio of our peer group at such date (the latest date for which peer group information is available). At March 31, 2018 our ratio decreased slightly to 0.22%, however, this is still far below the most recent ratio for our peer group.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	3/31/2018	12/31/2017	3/31/2017
Commercial Loans	$90	$158	$174
Commercial Real Estate Loans	156	—	—
Residential Real Estate Loans	1,706	1,696	2,497
Consumer Loans - Primarily Indirect Automobile	4,306	7,064	5,048
Total Delinquent Loans	$6,258	$8,918	$7,719

At March 31, 2018, our loans in this category totaled $6.3 million, a decrease of $2.7 million, or 29.8%, from the $8.9 million of such loans at December 31, 2017. The March 31, 2018 total of non-current loans equaled 0.31% of loans then outstanding, whereas the year-end 2017 total equaled 0.46% of loans then outstanding. The decrease from December 31, 2017 is primarily attributable to a decrease in delinquent automobile loans, which were at a seasonally elevated level at year-end 2017 but declined (improved) during the first three months of 2018.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to our unaudited interim consolidated financial statements. We consider all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at March 31, 2018 was $26.1 million, down from the dollar amount of such loans at December 31, 2017, when the amount was $28.8 million, due primarily to the upgrade of several commercial borrowers. These loans will continue to be closely monitored and we do expect to collect all payments of contractual interest and principal in full on these classified loans. Total nonperforming assets at period-end increased by $107 thousand, or 1.8% from March 31, 2017.
The economy in our market area has been relatively strong in recent years, compared to the immediate post-crisis years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in our market area as well, and ultimately on our loan portfolio, particularly our commercial and commercial real estate portfolio.
As of March 31, 2018, we held for sale three residential real estate properties and two commercial properties in other real estate owned. We do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.
We do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

# 51

CAPITAL RESOURCES

Regulatory Capital Standards

Capital Adequacy Requirements. An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
The following is a summary of certain definitions of capital under the various new capital measures in the revised capital rules under Dodd-Frank:
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

The following table presents the current minimum regulatory capital ratios applicable to our holding company and banks under the revised capital rules (as of January 1, 2018), as well as the increased minimum capital ratios that will apply at certain dates over the remaining portion of the phase-in period (i.e., as of January 1, 2019):

Capital Ratio	Year, as of January 1
	2018	2019
Minimum CET1 Ratio	4.500%	4.500%
Capital Conservation Buffer ("Buffer")	1.875%	2.500%
Minimum CET1 Ratio Plus Buffer	6.375%	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	7.875%	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	9.875%	10.500%
Minimum Leverage Ratio	4.000%	4.000%

These minimum capital ratios, especially the CET1 ratio (4.5%) and the enhanced Tier 1 risk-based capital ratio (6.0%), represent a heightened and more restrictive capital regime than institutions like ours previously had to meet under the prior capital rules.
At March 31, 2018, our holding company and both of our banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the revised capital rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the phased-in portion of the capital buffer.

Prompt Corrective Action Capital Classifications. Under applicable banking law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet certain minimum capital requirements.  For these purposes, the regulators have established five capital classifications for banking institutions, ranging from the highest category of "well-capitalized" to the lowest category of "critically under-capitalized". Under the current capital classifications, a banking institution is considered "well-capitalized" if it meets the following capitalization standards on the date of measurement: a CET1 risk-based capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater, a total risk-based capital ratio of 10.00% or greater, and a Tier 1 leverage ratio of 5.00% or greater, provided the institution is not subject to any regulatory order or written directive regarding capital maintenance. Federal banking law also ties the ability of banking organizations to engage in certain types of activities and to utilize certain procedures to such organizations' continuing to qualify for inclusion in one of the two highest ranking of these capitalization categories, i.e., as "well-capitalized" or "adequately capitalized."

# 52

Our Current Capital Ratios: The table below sets forth the regulatory capital ratios of our holding company and our two subsidiary banks, Glens Falls National and Saratoga National, under the current capital rules, as of March 31, 2018:

	Common	Tier 1	Total
	Equity	Risk-Based	Risk-Based	Tier 1
	Tier 1 Capital	Capital	Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Arrow Financial Corporation	12.97%	14.03%	15.04%	9.62%
Glens Falls National Bank & Trust Co.	13.82%	13.82%	14.84%	9.26%
Saratoga National Bank & Trust Co.	12.50%	12.50%	13.47%	9.31%

Current Regulatory Minimum (2018)	6.375%(1)	7.875%(1)	9.875%(1)	4.000%
FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2018)	6.500%	8.000%	10.000%	5.000%
Final Regulatory Minimum (1/1/2019)	7.000%(2)	8.500%(2)	10.500%(2)	4.000%

(1) Including currently phased-in 1.25% capital conservation buffer
(2) Including the fully phased-in 2.50 % capital conservation buffer

At March 31, 2018, our holding company and both banks exceeded the minimum regulatory capital ratios established under the current capital rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $252.7 million at March 31, 2018, an increase of $3.1 million, or 1.3%, from December 31, 2017.  This increase was the result of net income for the period of $8.5 million, and increases in book equity from our various stock-based compensation and dividend reinvestment plans of $1.2 million. These equity enhancing developments during the quarter were offset by a decrease in other comprehensive income of $2.4 million, cash dividends of $3.5 million, and purchases of our own common stock of $619 thousand under our Board-approved stock repurchase program described below.

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

Stock Repurchase Program: In October 2017, the Board of Directors approved a $5.0 million stock repurchase program, effective January 1, 2018 (the 2018 stock repurchase program), under which management is authorized, in its discretion, to repurchase from time-to-time during 2018, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock, to the extent management believes purchase of the Company's stock is an attractive use of available capital and in the best interests of stockholders. The 2018 stock repurchase program replaced a similar repurchase program which was in effect during 2017 (the 2017 stock repurchase program), which also authorized the repurchase of up to $5.0 million of Arrow common stock. As of March 31, 2018 approximately $389 thousand had been used under the 2018 stock repurchase program to repurchase Arrow shares. This total does not include repurchases of Arrow's Common Stock other than through its repurchase program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

# 53

Dividends: Our common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On April 25, 2018, our Board of Directors declared a 2018 second quarter cash dividend of $0.250 payable on June 15, 2018. Per share amounts in the following table have been restated for our September 28, 2017 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2017
First Quarter	$31.80	$39.76	$0.243
Second Quarter	30.15	34.95	0.243
Third Quarter	29.81	35.00	0.243
Fourth Quarter	33.50	38.60	0.250
2018
First Quarter	$30.81	$35.57	$0.250
Second Quarter	TBD	TBD	0.250

	Quarter Ended March 31,
	2018	2017
Cash Dividends Per Share	$0.250	$0.243
Diluted Earnings Per Share	0.61	0.47
Dividend Payout Ratio	40.98%	51.70%
Total Equity (in thousands)	252,734	$236,111
Shares Issued and Outstanding (in thousands)	13,950	13,886
Book Value Per Share	$18.12	$17.00
Intangible Assets (in thousands)	24,045	24,448
Tangible Book Value Per Share	$16.39	$15.24

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
Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $305.6 million at March 31, 2018, an increase of $5.4 million, from the year-end 2017 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. Our federal funds line of credit is with one correspondent bank totaling $15 million; we did not draw on this line during the three months ended March 31, 2018.
To support our borrowing relationship with the FHLBNY, we have pledged collateral, including residential mortgage and home equity loans. At March 31, 2018, we had outstanding collateral obligations with the FHLBNY of $260 million; on such date, our unused borrowing capacity at the FHLBNY was approximately $263 million. In addition we have identified brokered deposits as an available source of funding accessible in a relatively short time period. At March 31, 2018, the balance of floating rate brokered deposits totaled $45 million. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At March 31, 2018, the amount available under this facility was approximately $436 million, and there were no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At March 31, 2018, our basic liquidity ratio, including our FHLBNY collateralized borrowing capacity, was 11.2% of total assets, or $226 million in excess of our internally-set minimum target ratio of 4%.
Because of our consistently favorable credit quality and strong balance sheet, we did not experience any significant liquidity constraints in the three-month period ended March 31, 2018 and did not experience any such constraints in any prior year, back to and including the financial crisis years. We have not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

# 54

RESULTS OF OPERATIONS
Three Months Ended March 31, 2018 Compared With
Three Months Ended March 31, 2017

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	3/31/2018	3/31/2017	Change	% Change
Net Income	$8,531	$6,631	$1,900	28.7%
Diluted Earnings Per Share	0.61	0.47	0.14	29.8%
Return on Average Assets	1.25%	1.02%	0.23%	22.5%
Return on Average Equity	13.78%	11.43%	2.35%	20.6%

We reported net income of $8.5 million and diluted earnings per share (EPS) of $.61 for the first quarter of 2018, compared to net income of $6.6 million and diluted EPS of $.47 for the first quarter of 2017. Return on average assets (ROA) for the first quarter of 2018 was 1.25%, up 23 basis points from 1.02% in the first quarter of 2017. In addition, our return on average equity (ROE) increased to 13.78%
for the first quarter of 2018, up 235 basis points from 11.43% in the first quarter of 2017.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	3/31/2018	3/31/2017	Change	% Change
Interest and Dividend Income	$22,909	$20,945	$1,964	9.4%
Interest Expense	2,016	1,536	480	31.3%
Net Interest Income	20,893	19,409	1,484	7.6%
Tax-Equivalent Adjustment	491	948	(457)	(48.2)%
Average Earning Assets (1)	2,641,660	2,500,293	141,367	5.7%
Average Interest-Bearing Liabilities	2,050,661	1,977,628	73,033	3.7%

Yield on Earning Assets (1)	3.52%	3.40%	0.12%	3.5%
Cost of Interest-Bearing Liabilities	0.40	0.31	0.09%	29.0%
Net Interest Spread	3.12	3.09	0.03%	1.0%
Net Interest Margin	3.21	3.15	0.06%	1.9%
(1) Includes Nonaccrual Loans
Net interest income for the just completed quarter, on a taxable equivalent basis, increased by $1.5 million, or 7.6%, from the first quarter of 2017, due, in part, to an increase in our average earning assets of 5.7%, as compared to the 3.7% increase in our average interest-bearing liabilities. In addition, our net interest margin increased 6 basis points in the first quarter of 2018 to 3.21%, from 3.15% during the first quarter of 2017. Due to our strong loan growth, the composition of our average earning assets during the 2018 period includes more relatively higher yielding loans and less relatively lower yielding investment securities due to the strategy of not reinvesting a portion of the maturing securities. As a result, the yield on average earning assets increased 12 basis points in the current year period. Meanwhile, our growth in non-interest bearing demand deposits during the 2018 period has resulted in slowing the increase in our cost of interest-bearing liabilities to 9 basis points. We define net interest margin as our net interest income on a tax-equivalent basis divided by average earning assets, annualized. Our net interest margin, as well as our tax-equivalent net income, from which the margin is derived, are non-GAAP financial measures. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 37, and the tabular information and notes on pages 38 and 39, regarding our reasons for using these and other non-GAAP measures and the reconciliation thereof to comparable GAAP measures.) Further detailed information is presented above under the section entitled “Average Consolidated Balance Sheets and Net Interest Income Analysis.” The impact of recent interest rate changes on our deposit and loan portfolios are discussed above in this Report under the sections entitled “Deposit Trends” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 49, the provision for loan losses for the first quarter of 2018 was $746 thousand, compared to a provision of $358 thousand for the 2017 quarter.

# 55

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	3/31/2018	3/31/2017	Change	% Change
Income From Fiduciary Activities	$2,197	$2,018	$179	8.9%
Fees for Other Services to Customers	2,380	2,256	124	5.5%
Insurance Commissions	1,903	2,198	(295)	(13.4)%
Net Gain on Securities Transactions	—	—	—	—%
Net Unrealized Gain on Equity Securities	18	—	18	100.0%
Net Gain on the Sale of Loans	38	45	(7)	(15.6)%
Other Operating Income	353	178	175	98.3%
Total Noninterest Income	$6,889	$6,695	$194	2.9%

Total noninterest income in the current quarter was $6.9 million, up $194 thousand from total noninterest income for the first quarter of 2017. Fees for other services to customers, the largest segment of our noninterest income, increased to $2.4 million for the first quarter of 2018, as compared to $2.3 million for the first quarter of 2017. In addition to service charge income on deposits, this category also includes debit card interchange income, revenues related to the sale of mutual funds to our customers by third party providers, and servicing income on sold loans. Debit card usage by our customers continues to grow, which has had (and if such growth persists, will continue to have) a positive impact on our debit card fee income.
Income from fiduciary activities for the first quarter of 2018 increased by $179 thousand, or 8.9% over the first quarter of 2017. This growth in income from fiduciary activities can be attributed to an increase in assets under trust administration and investment management which was primarily attributable to market performance. Insurance commissions decreased to $1.9 million for the first quarter of 2018 from the $2.2 million level for the first quarter of 2017.
The $18 thousand increase in net unrealized gains on equity securities between the periods was due to the change in accounting for these unrealized gains on equity securities as compared to the first quarter of 2017 pursuant to Accounting Standards Update 2016-01.
Net gain on the sale of loans in the first quarter of 2018 decreased by $7 thousand from the first quarter of 2017. This decrease was a result of both a decrease in loan sale volume and a slight reduction in the premium achieved by those sales. See page 45 for our discussion of loan sales.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	3/31/2018	3/31/2017	Change	% Change
Salaries and Employee Benefits	$9,369	$9,008	$361	4.0%
Occupancy Expense of Premises, Net	1,340	1,347	(7)	(0.5)%
Furniture and Equipment Expense	1,201	1,197	4	0.3%
FDIC and FICO Assessments	217	226	(9)	(4.0)%
Amortization	67	71	(4)	(5.6)%
Other Operating Expense	3,761	3,626	135	3.7%
Total Noninterest Expense	$15,955	$15,475	$480	3.1%
Efficiency Ratio	57.23%	59.01%	(1.78)%	(3.0)%

Noninterest expense for the first quarter of 2018 was $16.0 million, an increase of $480 thousand, or 3.1%, from the expense for the first quarter of 2017. However, the rate of increase in expense on a year-over-year basis was less than the rate of growth in average total loans or in average total assets between the same two periods. This favorable comparison of rates of increase was reflected in our efficiency ratio, which was 57.23% for the first quarter of 2018, down 178 basis points from our ratio for the comparable 2017 quarter. The efficiency ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect an institution's operating efficiency. We calculate our efficiency ratio as the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 37 of this Report under the heading “Use of Non-GAAP Financial Measures” and the related tabular information and notes on pages 38 and 39 of this Report. The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods have generally compared favorably to the ratios of our peer group as disclosed in the Fed's Performance Reports (see page 37 for a discussion of our peer group). For the three-month period ended December 31, 2017 (the most recent reporting period for which peer group information is available), the peer group's efficiency ratio was 65.60%, and our ratio was 56.05% (not adjusted for the definitional difference).

# 56

Salaries and employee benefits expense increased by 2.4% in the first quarter of 2018 compared to the first quarter of 2017 due to normal salary increases and increases in pension expense. Other operating expense increased by 3.7%, primarily due to an increase in the cost of providing our customers with a wide and more complex variety of electronic banking products and services.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	3/31/2018	3/31/2017	Change	% Change
Provision for Income Taxes	$2,058	$2,692	$(634)	(23.6)%
Effective Tax Rate	19.4%	28.9%	(9.5)	(32.9)
The effective tax rate for the 2018 quarter reflects the impact of the Tax Act which decreased the federal statutory income tax rate from 35% in 2017 to 21% in 2018.

# 57

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to credit risk in our loan portfolio and liquidity risk, discussed earlier, our business activities also generate market risk.  Market risk is the possibility that changes in future market rates (interest rates) or prices (market value of financial instruments) will make our position (i.e., our assets and operations) less valuable.  Our primary market risk is interest rate volatility. The ongoing monitoring and management of interest rate risk is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management's Asset/Liability Committee ("ALCO").  In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.
Changes in market interest rates, whether increases or decreases, can trigger repricing and changes in the pace of payments for both assets and liabilities (prepayment risk), which individually or in combination may affect net interest income, net interest margin, and ultimately net income, either positively or negatively. ALCO utilizes the results of a detailed and dynamic simulation model to quantify this interest rate risk by projecting net interest income in various interest rate scenarios.
Our standard simulation model applies a parallel shift in interest rates, ramped over a 12-month period, to capture the impact of changing interest rates on net interest income.  The results are compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one- year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates. Additional tools to monitor potential longer-term interest rate risk, including periodic stress testing involving hypothetical sudden and significant interest rate spikes are also evaluated.
As of March 31, 2018, a 200 basis point increase in interest rates produces a 1.87% decrease in simulated net interest income, and a 100 basis point decrease in interest rates produces a 0.03% decrease in net interest income in the first year modeled.  These results are well within our ALCO policy limits of 10%.  Historically, there has existed an inverse relationship between changes in prevailing rates and our net interest income, suggesting that liabilities and sources of funds generally reprice more quickly than our earning assets. (near-term liability sensitivity). However, when net interest income is simulated over a longer time horizon, this exposure is limited, and actually reverses, as our asset yields continue to reprice while our cost of funding reaches assumed ceilings or floors (long-term asset sensitivity). As a result, in year two of simulated results a 200 basis point increase in interest rates produces a 2.46% increase in simulated net interest income, and a 100 basis point decrease in interest rates produces a 3.49% decrease in net interest income. These results are also well within our ALCO policy limits for year two of 15%.
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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1.A.
Risk Factors
We believe that the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2017, continue to represent the most significant risks to our future results of operations and financial conditions, without modification or amendment. Please refer to such Risk Factors as listed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of the Company's equity securities by or on behalf of the Company during the just-completed quarter.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its common stock during the quarter ended March 31, 2018:

First Quarter 2018 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
January	1,772	$34.59	—	$5,000,000
February	17,927	32.57	12,000	4,610,800
March	19,335	34.45	—	4,610,800
Total	39,034	33.60	12,000
1 The total number of shares purchased by the Company and the average price paid per share listed in columns (A) and (B) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans ("LTIPs") in connection with their stock-for-stock exercise of such options, and shares repurchased by Arrow pursuant to its 2018 stock repurchase program. In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow through such methods: January - DRIP purchases (1,772 shares); February - DRIP purchases (4,581 shares), stock-for-stock exercises (1,346 shares), and repurchased under the 2018 stock repurchase program (12,000 shares); and March - DRIP purchases (13,966 shares), and stock-for-stock exercises (5,369 shares).
2 Includes only those shares acquired by Arrow pursuant to its 2018 stock repurchase program.  Our only publicly-announced stock repurchase program in effect for the first quarter of 2018 was the program approved by the Board of Directors and announced in October 2017, under which the Board authorized management, in its discretion, to repurchase from time to time during 2018, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions (the "2018 stock repurchase program"). Arrow repurchased 12,000 of its shares in the first quarter of 2018 under the 2018 stock repurchase program.

Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None

# 59

Item 5.
Other Information - None

Item 6.
Exhibits

Exhibit Number	Exhibit
10.1	Amendment #9 to Arrow Select Executive Retirement Plan - Amendment to Add New Schedule C SERP Benefit for Thomas Murphy *
15	Awareness Letter
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contracts or compensation plans required to be filed as an exhibit.

# 60

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

May 9, 2018	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

May 9, 2018	/s/Edward J. Campanella
Date	Edward J. Campanella, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 61