Form 10-Q
period 2018-09-30
ARROW FINANCIAL CORP
filed 2018-11-08
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x   Yes          No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   x  Yes          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer x
Non-accelerated filer
Smaller reporting company
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2018
Common Stock, par value $1.00 per share	14,452,521

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	September 30, 2018	December 31, 2017	September 30, 2017
ASSETS
Cash and Due From Banks	$57,385	$42,562	$55,683
Interest-Bearing Deposits at Banks	34,910	30,276	24,983
Investment Securities:
Available-for-Sale	340,411	300,200	315,459
Held-to-Maturity (Approximate Fair Value of $282,719 at September 30, 2018; $335,901 at December 31, 2017; and $343,899 at September 30, 2017)	289,952	335,907	341,526
Equity Securities	1,916	—	—
Other Investments	10,866	9,949	6,704
Loans	2,126,100	1,950,770	1,908,799
Allowance for Loan Losses	(20,003)	(18,586)	(17,695)
Net Loans	2,106,097	1,932,184	1,891,104
Premises and Equipment, Net	28,601	27,619	26,432
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	1,954	2,289	2,395
Other Assets	59,255	57,606	58,303
Total Assets	$2,953,220	$2,760,465	$2,744,462
LIABILITIES
Noninterest-Bearing Deposits	$490,469	$441,945	$448,515
Interest-Bearing Checking Accounts	899,547	907,315	967,250
Savings Deposits	758,727	694,573	696,805
Time Deposits over $250,000	76,226	38,147	28,464
Other Time Deposits	182,886	163,136	166,082
Total Deposits	2,407,855	2,245,116	2,307,116
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	62,503	64,966	61,419
Federal Home Loan Bank Overnight Advances	131,000	105,000	33,000
Federal Home Loan Bank Term Advances	45,000	55,000	55,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Other Liabilities	22,052	20,780	23,279
Total Liabilities	2,688,410	2,510,862	2,499,814
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (19,035,565 Shares Issued at September 30, 2018; 18,481,301 at December 31, 2017 and 18,481,301 at September 30, 2017)	19,035	18,481	18,481
Additional Paid-in Capital	313,763	290,219	289,294
Retained Earnings	24,258	28,818	22,581
Unallocated ESOP Shares (9,932 Shares at September 30, 2018; 9,643 Shares at December 31, 2017 and 20,050 Shares at September 30, 2017)	(200)	(200)	(400)
Accumulated Other Comprehensive Loss	(12,621)	(8,514)	(6,135)
Treasury Stock, at Cost (4,584,147 Shares at September 30, 2018; 4,541,524 Shares at December 31, 2017 and 4,570,291 Shares at September 30, 2017)	(79,425)	(79,201)	(79,173)
Total Stockholders’ Equity	264,810	249,603	244,648
Total Liabilities and Stockholders’ Equity	$2,953,220	$2,760,465	$2,744,462

See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$20,839	$17,996	$59,606	$51,693
Interest on Deposits at Banks	182	104	474	242
Interest and Dividends on Investment Securities:
Fully Taxable	2,187	1,924	6,128	5,927
Exempt from Federal Taxes	1,287	1,575	4,295	4,660
Total Interest and Dividend Income	24,495	21,599	70,503	62,522
INTEREST EXPENSE
Interest-Bearing Checking Accounts	390	376	1,165	1,088
Savings Deposits	901	356	2,134	963
Time Deposits over $250,000	301	66	833	187
Other Time Deposits	370	241	911	702
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	15	13	47	29
Federal Home Loan Bank Advances	1,270	700	2,340	1,651
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	251	197	712	564
Total Interest Expense	3,498	1,949	8,142	5,184
NET INTEREST INCOME	20,997	19,650	62,361	57,338
Provision for Loan Losses	586	800	1,961	1,580
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,411	18,850	60,400	55,758
NONINTEREST INCOME
Income From Fiduciary Activities	2,262	2,116	7,106	6,284
Fees for Other Services to Customers	2,605	2,453	7,555	6,875
Insurance Commissions	2,024	2,113	6,119	6,426
Net Gain on Securities	114	10	355	10
Net Gain on Sales of Loans	54	182	115	431
Other Operating Income	291	267	900	867
Total Noninterest Income	7,350	7,141	22,150	20,893
NONINTEREST EXPENSE
Salaries and Employee Benefits	9,771	9,382	28,952	27,740
Occupancy Expenses, Net	2,262	2,371	7,223	7,410
FDIC Assessments	218	225	658	679
Other Operating Expense	3,775	3,570	11,341	10,832
Total Noninterest Expense	16,026	15,548	48,174	46,661
INCOME BEFORE PROVISION FOR INCOME TAXES	11,735	10,443	34,376	29,990
Provision for Income Taxes	2,475	3,027	6,855	8,735
NET INCOME	$9,260	$7,416	$27,521	$21,255
Average Shares Outstanding [1]:
Basic	14,431	14,305	14,393	14,306
Diluted	14,520	14,385	14,479	14,401
Per Common Share:
Basic Earnings	$0.64	$0.52	$1.91	$1.49
Diluted Earnings	0.64	0.52	1.90	1.48

1 2017 Share and Per Share Amounts have been restated for the September 27, 2018 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$9,260	$7,416	$27,521	$21,255
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding Gains (Losses) Arising During the Period	(897)	9	(4,017)	465
Reclassification Adjustments for Securities Gains Included in Net Income	—	(6)	—	(6)
Amortization of Net Retirement Plan Actuarial Loss	60	64	181	245
Accretion of Net Retirement Plan Prior Service Credit	20	(2)	60	(5)
Other Comprehensive Income (Loss)	(817)	65	(3,776)	699
Comprehensive Income	$8,443	$7,481	$23,745	$21,954

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2017	$18,481	$290,219	$28,818	$(200)	$(8,514)	$(79,201)	$249,603
Net Income	—	—	27,521	—	—	—	27,521
Other Comprehensive Loss	—	—	—	—	(3,776)	—	(3,776)
Impact of the Adoption of ASU 2014-09	—	—	(102)	—	—	—	(102)
Impact of the Adoption of ASU 2016-01	—	—	331	—	(331)	—	—
3% Stock Dividend (554,264 Shares)	554	21,126	(21,680)	—	—	—	—
Cash Dividends Paid, $.728 per Share	—	—	(10,630)	—	—	—	(10,630)
Stock Options Exercised, Net (91,979 Shares)	—	942	—	—	—	1,035	1,977
Shares Issued Under the Directors’ Stock Plan (2,705 Shares)	—	72	—	—	—	31	103
Shares Issued Under the Employee Stock Purchase Plan (10,801 Shares)	—	247	—	—	—	121	368
Shares Issued for Dividend Reinvestment Plans (35,947 Shares)	—	890	—	—	—	412	1,302
Stock-Based Compensation Expense	—	267	—	—	—	—	267
Purchase of Treasury Stock (50,697 Shares)	—	—	—	—	—	(1,823)	(1,823)
Balance at September 30, 2018	$19,035	$313,763	$24,258	$(200)	$(12,621)	$(79,425)	$264,810

Balance at December 31, 2016	$17,943	$270,880	$28,644	$(400)	$(6,834)	$(77,381)	$232,852
Net Income	—	—	21,255	—	—	—	21,255
Other Comprehensive Income	—	—	—	—	699	—	699
3% Stock Dividend (538,100 Shares)	538	16,661	(17,199)	—	—	—	—
Cash Dividends Paid, $.707 per Share [1]	—	—	(10,119)	—	—	—	(10,119)
Stock Options Exercised, Net (34,489 Shares)	—	335	—	—	—	399	734
Shares Issued Under the Directors’ Stock Plan (3,927 Shares)	—	84	—	—	—	42	126
Shares Issued Under the Employee Stock Purchase Plan (10,869 Shares)	—	230	—	—	—	121	351
Shares Issued for Dividend Reinvestment Plans (37,525 Shares)	—	843	—	—	—	413	1,256
Stock-Based Compensation Expense	—	261	—	—	—	—	261
Purchase of Treasury Stock (83,256 Shares)	—	—	—	—	—	(2,767)	(2,767)
Balance at September 30, 2017	$18,481	$289,294	$22,581	$(400)	$(6,135)	$(79,173)	$244,648

1 Cash dividends paid per share have been adjusted for the September 27, 2018 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2018	2017
Net Income	$27,521	$21,255
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	1,961	1,580
Depreciation and Amortization	3,576	4,247
Net Gains on the Sale of Securities Available-for-Sale	—	(10)
Net Gain on Equity Securities	(355)	—
Loans Originated and Held-for-Sale	(3,378)	(14,890)
Proceeds from the Sale of Loans Held-for-Sale	3,620	14,481
Net Gain on the Sale of Loans	(115)	(431)
Net Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	155	197
Contributions to Retirement Benefit Plans	(524)	(640)
Deferred Income Tax Benefit	(389)	(20)
Shares Issued Under the Directors’ Stock Plan	103	126
Stock-Based Compensation Expense	267	261
Tax Benefit from Exercise of Stock Options	205	112
Net Increase in Other Assets	(1,030)	(1,689)
Net Increase in Other Liabilities	1,980	1,819
Net Cash Provided By Operating Activities	33,597	26,398
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	—	10,015
Proceeds from the Maturities and Calls of Securities Available-for-Sale	36,663	43,617
Purchases of Securities Available-for-Sale	(84,746)	(22,503)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	49,721	39,062
Purchases of Securities Held-to-Maturity	(4,506)	(36,018)
Net Increase in Loans	(176,607)	(156,643)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,078	830
Purchase of Premises and Equipment	(2,371)	(1,335)
Proceeds from the Sale of a Subsidiary, Net	75	72
Net (Increase) Decrease in Other Investments	(917)	4,208
Net Cash Used By Investing Activities	(181,610)	(118,695)
Cash Flows from Financing Activities:
Net Increase in Deposits	162,739	190,570
Net Increase (Decrease) in Short-Term Federal Home Loan Bank Borrowings	26,000	(90,000)
Net Increase (Decrease) in Short-Term Borrowings	(2,463)	25,583
Repayments of Federal Home Loan Bank Term Advances	(10,000)	—
Purchase of Treasury Stock	(1,823)	(2,767)
Stock Options Exercised, Net	1,977	734
Shares Issued Under the Employee Stock Purchase Plan	368	351
Shares Issued for Dividend Reinvestment Plans	1,302	1,256
Cash Dividends Paid	(10,630)	(10,119)
Net Cash Provided By Financing Activities	167,470	115,608
Net Increase in Cash and Cash Equivalents	19,457	23,311
Cash and Cash Equivalents at Beginning of Period	72,838	57,355
Cash and Cash Equivalents at End of Period	$92,295	$80,666

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$7,946	$5,168
Income Taxes	7,493	8,404
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	606	1,055

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow, the Company, we, or us), the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2018, December 31, 2017 and September 30, 2017; the results of operations for the three- and nine-month periods ended September 30, 2018 and 2017; the consolidated statements of comprehensive income for the three- and nine-month periods ended September 30, 2018 and 2017; the changes in stockholders' equity for the nine-month periods ended September 30, 2018 and 2017; and the cash flows for the nine-month periods ended September 30, 2018 and 2017. All such adjustments are of a normal recurring nature.

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

Recently Adopted and Recently Issued Accounting Standards

The following accounting standards have been adopted in the first nine months of 2018:

ASU 2014-09 "Revenue from Contracts With Customers" (Topic 606) was adopted as of January 1, 2018. For additional information, see Revenue Recognition under Significant Accounting Policy Update in this Note.
ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" (Subtopic 825-10) significantly changed the income statement impact of equity investments. For Arrow, the standard became effective for the first quarter of 2018, and requires that equity investments be measured at fair value, with changes in fair value recognized in net income. The cumulative effect of the January 1, 2018 adoption was an increase to retained earnings of $331 thousand with a corresponding decrease to Accumulated Other Comprehensive Loss. For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax. ASU 2016-01 also emphasized the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities not make use of a practicability exception in determining the fair value of loans. Accordingly, the Company refined the calculation used to determine the disclosed fair value of its loans as part of adopting this standard. See Note 9 to the unaudited interim consolidated financial statements titled Fair Value of Financial Instruments.
    ASU 2016-15 "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments" (Topic 230) will reduce existing diversity in practice with respect to eight specific cash flow issues. Arrow adopted this ASU in the first quarter of 2018.
ASU 2017-01 "Business Combinations" (Topic 805) defines when a set of assets and activities constitutes a business for the purposes of determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update allow for a business to consist of inputs, processes, and the ability to create output. For Arrow, the standard became effective in the first quarter of 2018. This update had no effect on its accounting for acquisitions and dispositions of businesses.
ASU 2017-07 "Compensation-Retirement Benefits" (Topic 715) improves the presentation of net periodic pension cost and net periodic post-retirement benefit cost by requiring that an employer disaggregate the service cost component from the other components of net benefit cost. For Arrow, the standard became effective in the first quarter of 2018. In accordance with the practical expedient adoption method, for all periods presented Arrow used the amounts disclosed in the retirement plans footnote for the prior period retrospective reclassification of the non-service cost components from salaries and benefits to other operating expenses. The adoption of this change in accounting for pension costs did not have a material impact on its financial position or the results of operations.
ASU 2017-09 "Compensation-Stock Compensation" (Topic 718) provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance highlights the requirements for applying modification accounting and the exception criteria relating to changes in share-based payment terms. For Arrow, the standard became effective in the first quarter of 2018. The adoption of this change in accounting for share-based payment awards did not have a material impact on its financial position or the results of operations in periods subsequent to its adoption.

# 8

The following accounting standards have been issued and will become effective for the Company at a future date:

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842) which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): "Land Easement Practical Expedient for Transition to Topic 842". In July 2018, the FASB issued ASU 2018-10 "Codification Improvements to Topic 842, Leases" which provided clarification on certain components of the original guidance, including that the rate implicit in the lease cannot be less than zero. Also in July 2018, the FASB issued ASU 2018-11 "Targeted Improvements" to Leases (Topic 842) which amends the original guidance to allow for the adoption of this standard to be applied retrospectively at the beginning of the period of adoption, which will be January 1, 2019 for Arrow, through a cumulative-effect adjustment to the balance sheet, including retained earnings, as of January 1, 2019. Practical expedients may be elected that would not require Arrow to reassess whether an existing contract contains a lease, to reassess existing leases between operating leases and finance leases and to not reassess initial direct costs for any existing leases. If elected, these practical expedients must be applied together. An entity may also elect a practical expedient, which must be applied consistently to all of its leases, to use hindsight in determining the lease term when considering lessee options to extend or terminate the lease and in assessing impairment in the right-of-use asset. In addition, a lessor may make an accounting policy election, by class of underlying asset, to not separate nonlease components from lease components and account for these components as a single lease component. Early adoption of this standard is permitted in any interim or annual period. The Company expects to adopt the new lease standard on January 1, 2019 through a cumulative-effect adjustment without revising prior comparative periods, and elect the practical expedients available to effectively account for leases commenced prior to the effective date. The Company expects assets and liabilities to increase between $7 million and $9 million at the January 1, 2019 adoption date, with no material impact to operating lease expense in its Consolidated Statements of Income.
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" (Topic 326) which will change the way financial entities measure expected credit losses for financial assets, primarily loans. Under this ASU, the "incurred loss" model will be replaced with an "expected loss" model which will recognize losses over the life of the instrument and requires consideration of a broader range of reasonable and supportable information. Currently, credit losses on available-for-sale securities reduce the carrying value of the instrument and cannot be reversed. Under this ASU, the amount of the credit loss is carried as a valuation allowance and can be reversed. The standard also requires expanded credit quality disclosures. For Arrow, the standard is effective for the first quarter of 2020 and early adoption is allowed in 2019. The Company plans on adopting the standard in the first quarter of 2020, in order to maximize the accumulation of data needed to calculate the new current expected credit loss ("CECL") methodologies. The ASU describes several acceptable methodologies for calculating expected losses on a loan or a pool of loans and requires additional disclosures. The initial adjustment will not be reported in earnings, but as the cumulative effect of a change in accounting principle. The FASB’s Transition Research Group for credit losses still has several outstanding unresolved questions, some of which may have a significant impact on CECL calculations. The Company continues its implementation efforts with the development and testing of various methods within its core model, developing forecast scenarios, monitoring of guidance interpretations and consideration of relevant internal controls and processes. This will likely have the effect of increasing the allowance for loan and lease losses and reducing shareholders' equity, the extent of which will depend upon the nature and characteristics of the Company's loan portfolio and economic conditions and forecasts at the adoption date. The Company expects to remain a well-capitalized financial institution under current regulatory calculations.
In January 2017, the FASB issued ASU 2017-04 "Intangibles-Goodwill and Other" (Topic 350) which simplifies the procedures for evaluating impairment of goodwill. Prior to the adoption of this standard, entities were required to perform procedures to determine the fair value of the underlying assets and liabilities for determining the fair value of assets and liabilities in a business combination. This additional step to impairment testing has been eliminated. Under this ASU, entities will perform goodwill impairment testing by comparing the fair value of a reporting unit to its carrying value. For Arrow, the standard becomes effective in the first quarter of 2019, however, early adoption is permitted. This amendment will not affect the assessment of goodwill impairment since the Company currently performs the analysis of comparing carrying value to fair value of its reporting units that have goodwill and the Company has not had to perform a Step 2 Impairment Test to date.
In March 2017, the FASB issued ASU 2017-08 "Receivables-Nonrefundable Fees and Other Costs" which amends the amortization period for certain purchased callable debt securities held at a premium. This shortens the amortization period for the premium to the earliest call date. Under GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. For Arrow, the standard becomes effective in the first quarter of 2019. The Company does not expect that the adoption of this change in accounting for certain callable debt securities will have a material impact on its financial position or the results of operations in periods subsequent to its adoption.
In August 2018, the FASB issued ASU 2018-13 "Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" which as part of its disclosure framework, the FASB has eliminated, amended and added disclosure requirements for fair value measurements. The following disclosure requirements were eliminated: Amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy of the timing of transfers between levels of the fair value hierarchy; the valuation processes for Level 3 fair value measurements. For public companies such as Arrow, the following new disclosures will be required: Changes in unrealized gains and losses for the period included in other comprehensive income (OCI); the range and weighted average of significant unobservable inputs used; alternatively, a company may choose to disclose other quantitative information if it determines that it is a more reasonable and rational method that reflects the distribution of unobservable inputs used. For Arrow, the standard becomes effective in the first quarter of 2020. The Company does not expect that the adoption of this change in fair value disclosure will have a material impact on its financial position or the results of operations in periods subsequent to its adoption.
In August 2018, the FASB issued ASU 2018-14 "Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans" which applies to all companies that provide defined benefit pension or other postretirement benefit plans for their employees. Certain disclosure requirements have been eliminated such as reporting the amounts in accumulated other comprehensive income expected to

# 9

be recognized as components of net periodic benefit cost over the next year, and reporting the effects of a one-percentage-point change in the assumed healthcare cost trend rate on the aggregate of the service cost and interest cost components of net periodic benefit cost and on the benefit obligation for postretirement healthcare benefits. New required disclosures for reporting the weighted-average interest rate used to credit cash balance and similar plans that have a promised interest credit, the reasons for significant gains and losses affecting benefit obligations and other requirements for reporting aggregate information related to pension plans. For Arrow, the standard becomes effective at December 31, 2020. The Company does not expect that the adoption of this change affecting defined benefit plan disclosures will have a material impact on its financial position or the results of operations.
In August 2018, the FASB issued ASU 2018-15 "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" which will require companies to defer potentially significant, specified implementation costs incurred in a cloud computing arrangement that are often expensed under current US GAAP. For Arrow, the standard becomes effective at January 1, 2020. The Company is in the process of assessing the impact of this new accounting standard on its financial position and the results of operations in periods subsequent to its adoption.

Significant Accounting Policy Update:

Revenue Recognition - Accounting Standard Codification ("ASC") Topic 606, "Revenue from Contracts with Customers," establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle of Topic 606 requires an entity to recognize revenue in a way that depicts the transfer of goods or services promised to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services as performance obligations are satisfied.
The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective approach. The Company has determined that revenue from specific types of fiduciary activities and insurance commissions are within the scope of this guidance. Under prior GAAP, revenue from fiduciary activities was recognized from settling client estates over the time period the work was performed. With the adoption of Topic 606, revenue is now recognized when the performance obligation is completed, which is when the settlement of the client estate is closed. The impact of this change in revenue recognition was not material to the Company's consolidated financial statements. Under prior GAAP when clients elected to pay premiums on property and casualty insurance policies in installments, revenue was recognized when the premiums were billed. With the adoption of Topic 606, this type of revenue is recognized when the performance obligation is substantially completed, i.e., when the insurance policy is issued. The impact of this change in revenue recognition was not material to the Company's consolidated financial statements. The cumulative effect of the adoption of Topic 606 related to the previously described fiduciary activities and insurance commissions was a decrease in retained earnings by $102 thousand as of January 1, 2018.
The majority of the Company's revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities which are presented in its consolidated income statements as components of net interest income. The following is a description of principal activities from which the Company generates its revenue from noninterest income sources that are within the scope of ASC Topic 606:
Income from Fiduciary Activities: represents revenue derived mainly through the management of client investments which is based on the market value of the covered assets and the fee schedule contained in the applicable account management agreement. Since the revenue is mainly based on the market value of assets, this amount can be volatile as financial markets increase and decrease based on various economic factors. The terms of the account management agreements generally specify that the performance obligations are completed each quarter. Accordingly, the Company mainly recognizes revenue from fiduciary activities on a quarterly basis.
Fees for Other Services to Customers: represents general service fees for monthly deposit account maintenance and account activity plus fees from other deposit-based services. Revenue is recognized when the performance obligation is completed, which is generally on a monthly basis for account maintenance services, or upon the completion of a deposit-related transaction. Payment for these performance obligations is generally received at the time the performance obligations are satisfied.
Insurance Commissions: represents commissions and fees paid by insurance carriers for both property and casualty insurance policies, and for services performed for employment benefits clients. Revenue from the property and casualty insurance business is recognized when the performance obligation is satisfied, which is generally the effective date of the bound coverage since there are no significant performance obligations remaining. Revenue from the employment benefit brokerage business is recognized when the benefit servicing performance obligations are satisfied, generally on a monthly basis.

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

The following table is the schedule of Available-For-Sale Securities at September 30, 2018, December 31, 2017 and September 30, 2017:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
September 30, 2018
Available-For-Sale Securities, at Amortized Cost	$60,135	$2,545	$284,236	$1,000	$—	$347,916
Available-For-Sale Securities, at Fair Value	59,602	2,548	277,461	800	—	340,411
Gross Unrealized Gains	—	3	201	—	—	204
Gross Unrealized Losses	533	—	6,976	200	—	7,709
Available-For-Sale Securities, Pledged as Collateral						219,587

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$42,621	$1,346	$1,024	$—		$44,991
From 1 - 5 Years	17,514	719	164,808	—		183,041
From 5 - 10 Years	—	—	103,597	—		103,597
Over 10 Years	—	480	14,807	1,000		16,287

Maturities of Debt Securities, at Fair Value:
Within One Year	$42,410	$1,346	$1,025	$—		$44,781
From 1 - 5 Years	17,192	722	158,846	—		176,760
From 5 - 10 Years	—	—	102,800	—		102,800
Over 10 Years	—	480	14,790	800		16,070

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$4,831	$1,120	$167,718	$—	$—	$173,669
12 Months or Longer	54,771	—	71,433	800	—	127,004
Total	$59,602	$1,120	$239,151	$800	$—	$300,673
Number of Securities in a Continuous Loss Position	14	5	90	1	—	110

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$193	$—	$3,165	$—	$—	$3,358
12 Months or Longer	340	—	3,811	200	—	4,351
Total	$533	$—	$6,976	$200	$—	$7,709

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	60,135
US Agency Obligations, at Fair Value	59,602

# 11

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
US Government Agency Securities, at Amortized Cost			$74,160
US Government Agency Securities, at Fair Value			74,098
Government Sponsored Entity Securities, at Amortized Cost			210,076
Government Sponsored Entity Securities, at Fair Value			203,363

December 31, 2017
Available-For-Sale Securities, at Amortized Cost	$60,328	$10,351	$229,077	$1,000	$1,120	$301,876
Available-For-Sale Securities, at Fair Value	59,894	10,349	227,596	800	1,561	300,200
Gross Unrealized Gains	—	9	485	—	441	935
Gross Unrealized Losses	434	11	1,966	200	—	2,611
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						183,052

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$20,348	$8,498	$70,930	$—	$—	$99,776
12 Months or Longer	39,546	—	80,759	800	—	121,105
Total	$59,894	$8,498	$151,689	$800	$—	$220,881
Number of Securities in a Continuous Loss Position	14	36	55	1	—	106

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$172	$11	$363	$—	$—	$546
12 Months or Longer	262	—	1,603	200	—	2,065
Total	$434	$11	$1,966	$200	$—	$2,611

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	60,328
US Agency Obligations, at Fair Value	59,894
US Government Agency Securities, at Amortized Cost			$40,832
US Government Agency Securities, at Fair Value			40,832
Government Sponsored Entity Securities, at Amortized Cost			188,245
Government Sponsored Entity Securities, at Fair Value			186,764

# 12

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
September 30, 2017
Available-For-Sale Securities, at Amortized Cost	$146,976	$11,875	$152,858	$2,500	$1,120	$315,329
Available-For-Sale Securities, at Fair Value	146,978	11,902	152,806	2,299	1,474	315,459
Gross Unrealized Gains	152	27	964	—	354	1,497
Gross Unrealized Losses	150	—	1,016	201	—	1,367
Available-For-Sale Securities, Pledged as Collateral						206,637

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$89,563	$—	$85,091	$500	$—	$175,154
12 Months or Longer	—	—	—	1,800	—	1,800
Total	$89,563	$—	$85,091	$2,300	$—	$176,954
Number of Securities in a Continuous Loss Position	23	—	31	3	—	57

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$150	$—	$1,016	$—	$—	$1,166
12 Months or Longer	—	—	—	201	—	201
Total	$150	$—	$1,016	$201	$—	$1,367

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$64,711
US Treasury Obligations, at Fair Value	$64,730
US Agency Obligations, at Amortized Cost	$82,265
US Agency Obligations, at Fair Value	82,248
US Government Agency Securities, at Amortized Cost			$503
US Government Agency Securities, at Fair Value			505
Government Sponsored Entity Securities, at Amortized Cost			152,355
Government Sponsored Entity Securities, at Fair Value			152,301

# 13

The following table is the schedule of Held-To-Maturity Securities at September 30, 2018, December 31, 2017 and September 30, 2017:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Held-To Maturity Securities
September 30, 2018
Held-To-Maturity Securities, at Amortized Cost	$239,367	$50,585	$—	$289,952
Held-To-Maturity Securities, at Fair Value	233,557	49,162	—	282,719
Gross Unrealized Gains	261	—	—	261
Gross Unrealized Losses	6,071	1,423	—	7,494
Held-To-Maturity Securities, Pledged as Collateral				268,229

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$19,381	$—	$—	$19,381
From 1 - 5 Years	93,084	48,039	—	141,123
From 5 - 10 Years	124,277	2,546	—	126,823
Over 10 Years	2,625	—	—	2,625

Maturities of Debt Securities, at Fair Value:
Within One Year	$19,396	$—	$—	$19,396
From 1 - 5 Years	92,199	46,688	—	138,887
From 5 - 10 Years	119,356	2,474	—	121,830
Over 10 Years	2,606	—	—	2,606

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$95,944	$46,375	$—	$142,319
12 Months or Longer	86,378	2,787	—	89,165
Total	$182,322	$49,162	$—	$231,484

Number of Securities in a Continuous Loss Position	535	47	—	582

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1,443	$1,303	$—	$2,746
12 Months or Longer	4,628	120	—	4,748
Total	$6,071	$1,423	$—	$7,494

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,147
US Government Agency Securities, at Fair Value		2,222
Government Sponsored Entity Securities, at Amortized Cost		47,438
Government Sponsored Entity Securities, at Fair Value		46,940

# 14

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2017
Held-To-Maturity Securities, at Amortized Cost	$275,530	$60,377	$—	$335,907
Held-To-Maturity Securities, at Fair Value	275,353	60,548	—	335,901
Gross Unrealized Gains	1,691	269	—	1,960
Gross Unrealized Losses	1,868	98	—	1,966
Held-To-Maturity Securities, Pledged as Collateral				318,622

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$55,648	$13,764	$—	$69,412
12 Months or Longer	65,152	3,257	—	68,409
Total	$120,800	$17,021	$—	$137,821
Number of Securities in a Continuous Loss Position	352	14	—	366

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$442	$56	$—	$498
12 Months or Longer	1,425	43	—	1,468
Total	$1,867	$99	$—	$1,966

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$2,680
US Government Agency Securities, at Fair Value		2,661
Government Sponsored Entity Securities, at Amortized Cost		57,697
Government Sponsored Entity Securities, at Fair Value		57,887

September 30, 2017
Held-To-Maturity Securities, at Amortized Cost	$277,738	$63,788	$—	$341,526
Held-To-Maturity Securities, at Fair Value	279,384	64,515	—	343,899
Gross Unrealized Gains	2,977	738	—	3,715
Gross Unrealized Losses	1,331	11	—	1,342
Held-To-Maturity Securities, Pledged as Collateral				325,096

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$78,238	$3,544	$—	$81,782
12 Months or Longer	13,331	—	—	13,331
Total	$91,569	$3,544	$—	$95,113
Number of Securities in a Continuous Loss Position	252	7	—	259

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1,034	$11	$—	$1,045
12 Months or Longer	297	—	—	297
Total	$1,331	$11	$—	$1,342

# 15

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Held-To Maturity Securities
September 30, 2017
Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$2,792
US Government Agency Securities, at Fair Value		2,799
Government Sponsored Entity Securities, at Amortized Cost		60,996
Government Sponsored Entity Securities, at Fair Value		61,716

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives.  Actual maturities will differ from the table above because issuers may have the right to call or prepay obligations with, or without, prepayment penalties.
Securities in a continuous loss position, in the tables above for September 30, 2018, December 31, 2017 and September 30, 2017, do not reflect any deterioration of the credit worthiness of the issuing entities.
The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  An in-house credit analysis is performed for municipal securities based upon data that has been submitted by the issuers to the New York State Comptroller. That analysis reflects satisfactory credit worthiness of the municipalities.  Subsequent to September 30, 2018, and through the date of the filing of this Quarterly Report on Form 10-Q, Arrow held no securities with significant credit deterioration.
The unrealized losses on temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities.   Because Arrow does not currently intend to sell any temporarily impaired securities, and because it is not more likely-than-not that the Company would be required to sell the securities prior to recovery, the impairment is considered temporary.

The following table is the schedule of Equity Securities at September 30, 2018. Upon the adoption of ASU 2016-01 effective January 1, 2018, Equity Securities are not included in Securities Available-For-Sale since unrealized gains and losses are now recorded in the Consolidated Statements of Income. Prior to January 1, 2018, Equity Securities were included in Securities Available-For-Sale.

Equity Securities

September 30, 2018
Equity Securities, at Fair Value	$1,916

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the three- and nine-month periods ended September 30, 2018:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Net Gain on Equity Securities	$114	$355
Less: Net gain (loss) recognized during the reporting period on equity securities sold during the period	—	—
Unrealized net gain recognized during the reporting period on equity securities still held at the reporting date	$114	$355

# 16

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of September 30, 2018, December 31, 2017 and September 30, 2017 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers an amortizing loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $201, $327 and $1,323 as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively, are included in the residential real estate balances for current loans.

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2018
Loans Past Due 30-59 Days	$198	$—	$5,651	$2,896	$8,745
Loans Past Due 60-89 Days	—	—	1,307	47	1,354
Loans Past Due 90 or more Days	76	807	494	1,523	2,900
Total Loans Past Due	274	807	7,452	4,466	12,999
Current Loans	126,838	469,315	686,736	830,212	2,113,101
Total Loans	$127,112	$470,122	$694,188	$834,678	$2,126,100

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$192	$980	$1,172
Nonaccrual Loans	674	807	540	2,447	4,468

December 31, 2017
Loans Past Due 30-59 Days	$139	$—	$5,891	$2,094	$8,124
Loans Past Due 60-89 Days	19	—	1,215	509	1,743
Loans Past Due 90 or more Days	99	807	513	1,422	2,841
Total Loans Past Due	257	807	7,619	4,025	12,708
Current Loans	128,992	443,441	595,208	770,421	1,938,062
Total Loans	$129,249	$444,248	$602,827	$774,446	$1,950,770

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$6	$313	$319
Nonaccrual Loans	$588	$1,530	$653	$2,755	5,526

September 30, 2017
Loans Past Due 30-59 Days	$122	$442	$4,781	$1,675	$7,020
Loans Past Due 60-89 Days	—	—	914	77	991
Loans Past Due 90 or more Days	102	807	291	1,742	2,942
Total Loans Past Due	224	1,249	5,986	3,494	10,953
Current Loans	125,136	439,467	586,043	747,200	1,897,846
Total Loans	$125,360	$440,716	$592,029	$750,694	$1,908,799

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$41	$926	$967
Nonaccrual Loans	$609	$1,249	$507	$3,117	5,482

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

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
June 30, 2018	$944	$5,838	$8,337	$4,521	$19,640
Charge-offs	—	—	(300)	(25)	(325)
Recoveries	—	—	102	—	102
Provision	99	81	551	(145)	586
September 30, 2018	$1,043	$5,919	$8,690	$4,351	$20,003

June 30, 2017	$925	$4,983	$7,305	$4,229	$17,442
Charge-offs	—	(342)	(280)	—	(622)
Recoveries	1	—	74	—	75
Provision	(46)	446	509	(109)	800
September 30, 2017	$880	$5,087	$7,608	$4,120	$17,695

# 18

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2017	$1,873	$4,504	$7,604	$4,605	$18,586
Charge-offs	(16)	—	(895)	(49)	(960)
Recoveries	1	12	403	—	416
Provision	(815)	1,403	1,578	(205)	1,961
September 30, 2018	$1,043	$5,919	$8,690	$4,351	$20,003

December 31, 2016	$1,017	$5,677	$6,120	$4,198	$17,012
Charge-offs	(2)	(342)	(847)	(6)	(1,197)
Recoveries	8	—	292	—	300
Provision	(143)	(248)	2,043	(72)	1,580
September 30, 2017	$880	$5,087	$7,608	$4,120	$17,695

September 30, 2018
Allowance for loan losses - Loans Individually Evaluated for Impairment	$84	$45	$—	$48	$177
Allowance for loan losses - Loans Collectively Evaluated for Impairment	959	5,874	8,690	4,303	19,826
Ending Loan Balance - Individually Evaluated for Impairment	489	812	109	2,013	3,423
Ending Loan Balance - Collectively Evaluated for Impairment	$126,623	$469,310	$694,079	$832,665	$2,122,677

December 31, 2017
Allowance for loan losses - Loans Individually Evaluated for Impairment	$94	$2	$—	$10	$106
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,779	4,502	7,604	4,595	18,480
Ending Loan Balance - Individually Evaluated for Impairment	489	1,537	95	1,562	3,683
Ending Loan Balance - Collectively Evaluated for Impairment	$128,760	$442,711	$602,732	$772,884	$1,947,087

September 30, 2017
Allowance for loan losses - Loans Individually Evaluated for Impairment	$104	$—	$—	$34	$138
Allowance for loan losses - Loans Collectively Evaluated for Impairment	776	5,087	7,608	4,086	17,557
Ending Loan Balance - Individually Evaluated for Impairment	489	1,543	104	1,139	3,275
Ending Loan Balance - Collectively Evaluated for Impairment	$124,871	$439,172	$591,925	$749,556	$1,905,524

# 19

Through the provision for loan losses, an allowance for loan losses is maintained that reflects the best estimate of the incurred risk of loss in the Company’s loan portfolio as of the balance sheet date. Additions are made to the allowance for loan losses through a periodic provision for loan losses. Actual loan losses are charged against the allowance for loan losses when loans are deemed uncollectible and recoveries of amounts previously charged off are recorded as credits to the allowance for loan losses.
Loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with certain criticized and classified commercial-related relationships. In addition, the Company's independent internal loan review department performs periodic reviews of the credit quality indicators on individual loans in the commercial loan portfolio.
The Company uses a two-step process to determine the provision for loan losses and the amount of the allowance for loan losses. The Company performs an evaluation of impaired loans on a quarterly basis. Impaired loans are generally nonaccrual loans over $250 thousand and all troubled debt restructured loans. These impaired loans are generally considered to be collateral dependent with the charge-off, if any, determined based on the value of the collateral less estimated costs to sell.
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
The annualized historical net loss rate is determined for each loan category using a trailing three-year net charge-off average. While historical net loss experience provides a reasonable starting point for analysis, historical net losses, or even recent trends in net losses, do not by themselves form a sufficient basis to determine the appropriate level of the allowance for loan losses. Therefore, the Company also considers and adjusts historical net loss factors for qualitative factors that impact the incurred risk of loss associated with the loan categories within the total loan portfolio. These include:

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

# 20

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at September 30, 2018, December 31, 2017 and September 30, 2017:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2018
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$119,217	$440,114	$—	$—	$559,331
Special Mention	5,949	—	—	—	5,949
Substandard	1,946	29,201	—	—	31,147
Doubtful	—	807	—	—	807
Credit Risk Profile Based on Payment Activity:
Performing	$—	$—	$693,648	$832,231	$1,525,879
Nonperforming	—	—	540	2,447	2,987

December 31, 2017
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$124,961	$417,362	$—	$—	$542,323
Special Mention	1,341	177	—	—	1,518
Substandard	2,947	25,902	—	—	28,849
Doubtful	—	807	—	—	807
Credit Risk Profile Based on Payment Activity:
Performing	$—	$—	$602,168	$771,584	$1,373,752
Nonperforming	—	—	659	3,068	3,727

September 30, 2017
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$120,622	$411,685	$—	$—	$532,307
Special Mention	1,394	1,401	—	—	2,795
Substandard	3,344	26,822	—	—	30,166
Doubtful	—	807	—	—	807
Credit Risk Profile Based on Payment Activity:
Performing	$—	$—	$591,499	$746,652	$1,338,151
Nonperforming	—	—	530	4,043	4,573

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

4) Doubtful - Loans classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values highly questionable and improbable.  Although possibility of loss is extremely high, classification of these loans as “loss” has been deferred due to specific pending factors or events which may strengthen the value (i.e. possibility of additional collateral, injection of capital, collateral liquidation, debt restructure, economic recovery, etc).  Loans classified as “doubtful” need to be placed on non-accrual; and

5) Loss - Loans classified as “loss” are considered uncollectible with collateral of such little value that their continuance as bankable assets is not warranted.  As of the date of the balance sheet, all loans in this category have been charged-off to the allowance for loan losses.

Commercial loans are generally evaluated on an annual basis depending on the size and complexity of the loan relationship, unless the credit related quality indicator falls to a level of "special mention" or below, when the loan is evaluated quarterly.  The credit quality indicator is one of the factors used in assessing the level of incurred risk of loss in our commercial related loan portfolios.

# 22

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2018
Recorded Investment:
With No Related Allowance	$—	$5	$108	$1,712	$1,825
With a Related Allowance	475	801	—	346	1,622
Unpaid Principal Balance:
With No Related Allowance	—	5	109	1,733	1,847
With a Related Allowance	489	807	—	280	1,576

December 31, 2017
Recorded Investment:
With No Related Allowance	$—	$781	$94	$1,269	$2,144
With a Related Allowance	485	725	—	333	1,543
Unpaid Principal Balance:
With No Related Allowance	—	816	95	1,274	2,185
With a Related Allowance	489	721	—	288	1,498

September 30, 2017
Recorded Investment:
With No Related Allowance	$—	$818	$104	$851	$1,773
With a Related Allowance	489	725	—	288	1,502
Unpaid Principal Balance:
With No Related Allowance	—	818	90	850	$1,758
With a Related Allowance	489	723	—	288	1,500

For the Quarter Ended:
September 30, 2018
Average Recorded Balance:
With No Related Allowance	$—	$7	$104	$1,371	$1,482
With a Related Allowance	478	794	—	350	1,622
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

September 30, 2017
Average Recorded Balance:
With No Related Allowance	$—	$998	$96	$827	$1,921
With a Related Allowance	496	363	—	288	1,147
Interest Income Recognized:
With No Related Allowance	—	—	1	—	1
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

# 23

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Year-To-Date Period Ended:
September 30, 2018
Average Recorded Balance:
With No Related Allowance	$—	$393	$101	$1,491	$1,985
With a Related Allowance	480	763	—	340	1,583
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	20	20
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

September 30, 2017
Average Recorded Balance:
With No Related Allowance	$—	$854	$98	$975	$1,927
With a Related Allowance	245	363	—	144	752
Interest Income Recognized:
With No Related Allowance	—	—	3	—	3
With a Related Allowance	—	—	—	4	4
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At September 30, 2018, December 31, 2017 and September 30, 2017, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

# 24

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated.

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
September 30, 2018
Number of Loans	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$16	$—	$16
Post-Modification Outstanding Recorded Investment	—	—	16	—	16
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

September 30, 2017
Number of Loans	1	—	2	—	3
Pre-Modification Outstanding Recorded Investment	$725	$—	$25	$—	$750
Post-Modification Outstanding Recorded Investment	725	—	25	—	750
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

For the Year-To-Date Period Ended:
September 30, 2018
Number of Loans	—	—	5	—	5
Pre-Modification Outstanding Recorded Investment	$—	$—	$44	$—	$44
Post-Modification Outstanding Recorded Investment	—	—	44	—	44
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

September 30, 2017
Number of Loans	2	—	6	—	8
Pre-Modification Outstanding Recorded Investment	$1,228	$—	$51	$—	$1,279
Post-Modification Outstanding Recorded Investment	1,228	—	51	—	1,279
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of September 30, 2018.

# 25

Note 4.    GUARANTEES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of September 30, 2018, December 31, 2017 and September 30, 2017:

Commitments to Extend Credit and Letters of Credit
	September 30, 2018	December 31, 2017	September 30, 2017
Notional Amount:
Commitments to Extend Credit	$335,587	$315,256	$316,449
Standby Letters of Credit	4,016	3,526	3,672
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	4	23	18

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at September 30, 2018, December 31, 2017 and September 30, 2017 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit typically range from 1% to 3% of the notional amount.  Fees are collected upfront and are amortized over the life of the commitment. The carrying amount and fair values of Arrow's standby letters of credit at September 30, 2018, December 31, 2017 and September 30, 2017, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 26

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three- and nine-month periods ended September 30, 2018 and 2017:

Schedule of Comprehensive Income
	Three Months Ended September 30,			Nine Months Ended September 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2018
Net Unrealized Securities Holding Losses on Securities Available-for-Sale Arising During the Period	(1,203)	$306	(897)	(5,388)	$1,371	(4,017)
Amortization of Net Retirement Plan Actuarial Loss	81	(21)	60	244	(63)	181
Accretion of Net Retirement Plan Prior Service Credit	27	(7)	20	81	(21)	60
Other Comprehensive Loss	$(1,095)	$278	$(817)	$(5,063)	$1,287	$(3,776)

2017
Net Unrealized Securities Holding Gains on Securities Available-for-Sale Arising During the Period	6	$3	9	749	$(284)	465
Reclassification Adjustment for Securities Gains Included in Net Income	(10)	4	(6)	(10)	4	(6)
Amortization of Net Retirement Plan Actuarial Loss	179	(115)	64	537	(292)	245
Accretion of Net Retirement Plan Prior Service Credit	(3)	1	(2)	(8)	3	(5)
Other Comprehensive Income	$172	$(107)	$65	$1,268	$(569)	$699

# 27

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Quarter-To-Date periods ended:

June 30, 2018	$(4,701)	$(6,259)	$(844)	$(11,804)
Other comprehensive income or loss before reclassifications	(897)	—	—	(897)
Amounts reclassified from accumulated other comprehensive income		60	20	80
Net current-period other comprehensive income (loss)	(897)	60	20	(817)
September 30, 2018	$(5,598)	$(6,199)	$(824)	$(12,621)

June 30, 2017	$74	$(5,556)	$(718)	$(6,200)
Other comprehensive income or loss before reclassifications	9	—	—	9
Amounts reclassified from accumulated other comprehensive income	(6)	64	(2)	56
Net current-period other comprehensive income (loss)	3	64	(2)	65
September 30, 2017	$77	$(5,492)	$(720)	$(6,135)

For the Year-To-Date periods ended:

December 31, 2017	$(1,250)	$(6,380)	$(884)	$(8,514)
Other comprehensive income or loss before reclassifications	(4,017)	—	—	(4,017)
Amounts reclassified from accumulated other comprehensive income	—	181	60	241
Net current-period other comprehensive income	(4,017)	181	60	(3,776)
Amounts reclassified from accumulated other comprehensive income	$(331)			$(331)
September 30, 2018	$(5,598)	$(6,199)	$(824)	$(12,621)

December 31, 2016	$(382)	$(5,737)	$(715)	$(6,834)
Other comprehensive income or loss before reclassifications	465	—	—	465
Amounts reclassified from accumulated other comprehensive income	(6)	245	(5)	234
Net current-period other comprehensive income	459	245	(5)	699
September 30, 2017	$77	$(5,492)	$(720)	$(6,135)

(1) All amounts are net of tax.

# 28

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

September 30, 2018
Unrealized gains and losses on available-for-sale securities	$—		Gain on Securities Transactions
	—		Total before Tax
	—		Provision for Income Taxes
	$—		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$(27)	(1)	Salaries and Employee Benefits
Actuarial gains/(losses)	(81)	(1)	Salaries and Employee Benefits
	(108)		Total before Tax
	28		Provision for Income Taxes
	$(80)		Net of Tax

Total reclassifications for the period	$(80)		Net of Tax

September 30, 2017
Unrealized gains and losses on available-for-sale securities	$10		Gain on Securities Transactions
	10		Total before Tax
	(4)		Provision for Income Taxes
	$6		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$3	(1)	Salaries and Employee Benefits
Actuarial gains/(losses)	(179)	(1)	Salaries and Employee Benefits
	(176)		Total before Tax
	114		Provision for Income Taxes
	$(62)		Net of Tax

Total reclassifications for the period	$(56)		Net of Tax

For the Year-to-date periods ended:

September 30, 2018
Unrealized gains and losses on available-for-sale securities	$—		Gain on Securities Transactions
	—		Total before Tax
	—		Provision for Income Taxes
	$—		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$(81)	(1)	Salaries and Employee Benefits
Actuarial gains/(losses)	(244)	(1)	Salaries and Employee Benefits
	(325)		Total before Tax
	84		Provision for Income Taxes
	$(241)		Net of Tax

Total reclassifications for the period	$(241)		Net of Tax

# 29

Reclassifications Out of Accumulated Other Comprehensive Income

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

September 30, 2017
Unrealized gains and losses on available-for-sale securities	$10		Gain on Securities Transactions
	10		Total before Tax
	(4)		Provision for Income Taxes
	$6		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	8	(1)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(537)	(1)	Salaries and Employee Benefits
	(529)		Total before Tax
	289		Provision for Income Taxes
	$(240)		Net of Tax

Total reclassifications for the period	$(234)		Net of Tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

# 30

Note 6.    STOCK-BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

Arrow has established three stock-based compensation plans: an Incentive and Non-qualified Stock Option Plan (Long Term Incentive Plan), an Employee Stock Purchase Plan (ESPP) and an Employee Stock Ownership Plan (ESOP). All share and per share data have been adjusted for the September 27, 2018 3% stock dividend.

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

Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2018	356,540
Granted	56,843
Exercised	(94,742)
Forfeited	(14,953)
Outstanding at September 30, 2018	303,688
Exercisable at Period-End	185,547
Vested and Expected to Vest	118,141

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2018	$23.42
Granted	29.95
Exercised	20.85
Forfeited	26.61
Outstanding at September 30, 2018	25.24
Exercisable at Period-End	22.47
Vested and Expected to Vest	29.59

Schedule of Other Long Term Incentive Plan Information
Grants Issued During 2018 - Weighted Average Information:
Fair Value	$5.59
Fair Value Assumptions:
Dividend Yield	2.98%
Expected Volatility	21.55%
Risk Free Interest Rate	2.68%
Expected Lives (in years)	6.98

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

# 31

The following table presents the roll forward of restricted stock units by units and weighted average grant-date fair value.

Roll-Forward of Restricted Stock Units
Non-vested at January 1, 2018	—
Granted	3,377
Vested	—
Canceled	—
Non-vested at September 30, 2018	3,377

Roll-Forward of Non-vested Restricted Stock Units - Weighted Average Fair Value:
Non-vested at January 1, 2018	$—
Granted	32.57
Vested	—
Canceled	—
Non-vested at September 30, 2018	32.57

The following table presents information on the amounts expensed for the periods ended September 30, 2018 and 2017:

Share-Based Compensation Expense
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Share-Based Compensation Expense	$89	$90	$267	$262

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
As of December 31, 2017, Arrow utilized the mortality assumption from the RP-2014 Mortality Table for annuitants and non-annuitants but updated the projected generational mortality improvements by using Scale MP-2017. Revision of this assumption effective December 31, 2016 resulted in a decrease in the Company's pension and postretirement liabilities.
The following tables provide the components of net periodic benefit costs for the three- and nine-month periods ended September 30, 2018 and 2017.

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended September 30, 2018:
Service Cost [1]	$389	$104	$34
Interest Cost [2]	400	48	81
Expected Return on Plan Assets [2]	(841)	—	—
Amortization of Prior Service (Credit) Cost [2]	(12)	14	25
Amortization of Net Loss [2]	48	33	—
Net Periodic (Benefit) Cost	$(16)	$199	$140

Plan Contributions During the Period	$—	$116	$56

For the Three Months Ended September 30, 2017:
Service Cost [1]	$350	$10	$37
Interest Cost [2]	362	55	75
Expected Return on Plan Assets [2]	(800)	—	—
Amortization of Prior Service (Credit) Cost [2]	(14)	14	(3)
Amortization of Net Loss [2]	148	31	—
Net Periodic (Benefit) Cost	$46	$110	$109

Plan Contributions During the Period	$—	$116	$65

Net Periodic Benefit Cost
For the Nine Months Ended September 30, 2018:
Service Cost [1]	$1,168	$311	$102
Interest Cost [2]	1,199	152	248
Expected Return on Plan Assets [2]	(2,522)	—	—
Amortization of Prior Service (Credit) Cost [2]	(37)	43	75
Amortization of Net Loss [2]	145	99	—
Net Periodic (Benefit) Cost	$(47)	$605	$425

Plan Contributions During the Period	$—	$349	$175

Estimated Future Contributions in the Current Fiscal Year	$—	$—	$—

# 33

For the Nine Months Ended September 30, 2017:
Service Cost [1]	$1,050	$30	$110
Interest Cost [2]	1,085	164	224
Expected Return on Plan Assets [2]	(2,399)	—	—
Amortization of Prior Service (Credit) Cost [2]	(43)	43	(8)
Amortization of Net Loss [2]	443	94	—
Net Periodic (Benefit) Cost	$136	$331	$326

Plan Contributions During the Period	$—	$345	$295

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

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended September 30, 2018 and 2017.  All share and per share amounts have been adjusted for the September 27, 2018 3% stock dividend.

Earnings Per Share
	Quarterly Period Ended:		Year-to-Date Period Ended:
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Earnings Per Share - Basic:
Net Income	$9,260	$7,416	$27,521	$21,255
Weighted Average Shares - Basic	14,431	14,305	14,393	14,306
Earnings Per Share - Basic	$0.64	$0.52	$1.91	$1.49

Earnings Per Share - Diluted:
Net Income	$9,260	$7,416	$27,521	$21,255
Weighted Average Shares - Basic	14,431	14,305	14,393	14,306
Dilutive Average Shares Attributable to Stock Options	89	80	86	95
Weighted Average Shares - Diluted	14,520	14,385	14,479	14,401
Earnings Per Share - Diluted	$0.64	$0.52	$1.90	$1.48

# 34

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2018 were securities available-for-sale and equity securities and for December 31, 2017 and September 30, 2017 securities available-for-sale. Arrow held no securities or liabilities for trading on such dates.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Life-to-Date Gains (Losses)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
September 30, 2018
Securities Available-for Sale:
U.S. Government & Agency Obligations	$59,602	$—	$59,602	$—
State and Municipal Obligations	2,548	—	2,548	—
Mortgage-Backed Securities	277,461	—	277,461	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	340,411	—	340,411	—
Equity Securities	1,916	—	1,916	—
Total Securities Measured on a Recurring Basis	$342,327	$—	$342,327	$—
December 31, 2017
Securities Available-for Sale:
U.S. Government & Agency Obligations	$59,894	$—	$59,894	$—
State and Municipal Obligations	10,349	—	10,349	—
Mortgage-Backed Securities	227,596	—	227,596	—
Corporate and Other Debt Securities	800	—	800	—
Equity Securities	1,561	—	1,561	—
Total Securities Available-for Sale	$300,200	$—	$300,200	$—
September 30, 2017
Securities Available-for Sale:
U.S. Government & Agency Obligations	$146,978	$64,730	$82,248	$—
State and Municipal Obligations	11,902	—	11,902	—
Mortgage-Backed Securities	152,806	—	152,806	—
Corporate and Other Debt Securities	2,299	—	2,299	—
Equity Securities	1,474	—	1,474	—
Total Securities Available-for Sale	$315,459	$64,730	$250,729	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
September 30, 2018
Collateral Dependent Impaired Loans	$857	$—	$—	$857	$(58)
Other Real Estate Owned and Repossessed Assets, Net	1,220	—	—	1,220	(559)
December 31, 2017
Collateral Dependent Impaired Loans	$—	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	$1,847	$—	—	1,847	$(569)
September 30, 2017
Collateral Dependent Impaired Loans	$1,502	$—	$—	$1,502	$(138)
Other Real Estate Owned and Repossessed Assets, Net	1,713	—	—	1,713	(655)

# 35

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

The Company determined that the previously reported U.S. Government & Agency Obligations of $59,894 were incorrectly classified as Level 1 securities, instead of the correct classification as Level 2 securities. The Company corrected the fair value leveling disclosure the year ended December 31, 2017 to reflect the correction of this classification. This error had no impact on the fair value of U.S. Government & Agency Obligations or the total securities available-for-sale.
There were no transfers between Levels 1, 2 and 3 for the three months ended September 30, 2018, December 31, 2017 and September 30, 2017.

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis
The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at September 30, 2018, December 31, 2017 and September 30, 2017.

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

# 36

Fair Value by Balance Sheet Grouping
The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Book Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2018
Cash and Cash Equivalents	$92,295	$92,295	$92,295	$—	$—
Securities Available-for-Sale	340,411	340,411	—	340,411	—
Securities Held-to-Maturity	289,952	282,719	—	282,719	—
Equity Securities	1,916	1,916	—	1,916	—
Federal Home Loan Bank and Federal Reserve Bank Stock	10,866	10,866	—	10,866	—
Net Loans	2,106,097	2,030,278	—	—	2,030,278
Accrued Interest Receivable	8,028	8,028	—	8,028	—
Deposits	2,407,855	2,398,987	—	2,398,987	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	62,503	62,503	—	62,503	—
Federal Home Loan Bank Overnight Advances	131,000	131,000	—	131,000	—
Federal Home Loan Bank Term Advances	45,000	44,488	—	44,488	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	485	485	—	485	—

December 31, 2017
Cash and Cash Equivalents	$72,838	$72,838	$72,838	$—	$—
Securities Available-for-Sale	300,200	300,200	—	300,200	—
Securities Held-to-Maturity	335,907	335,901	—	335,901	—
Federal Home Loan Bank and Federal Reserve Bank Stock	9,949	9,949	—	9,949	—
Net Loans	1,932,184	1,901,046	—	—	1,901,046
Accrued Interest Receivable	6,753	6,753	—	6,753	—
Deposits	2,245,116	2,236,548	—	2,236,548	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	64,966	64,966	—	64,966	—
Federal Home Loan Bank Overnight Advances	105,000	105,000	—	105,000	—
Federal Home Loan Bank Term Advances	55,000	54,781	—	54,781	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	410	410	—	410	—

September 30, 2017
Cash and Cash Equivalents	$80,666	$80,666	$80,666	$—	$—
Securities Available-for-Sale	315,459	315,459	64,730	250,729	—
Securities Held-to-Maturity	341,526	343,899	—	343,899	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,704	6,704	—	6,704	—
Net Loans	1,891,104	1,870,379	—	—	1,870,379
Accrued Interest Receivable	6,563	7,692	—	7,692	—
Deposits	2,307,116	2,299,011	—	2,299,011	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	61,419	61,419	—	61,419	—
Federal Home Loan Bank Overnight Advances	33,000	33,000	—	33,000	—
Federal Home Loan Bank Term Advances	55,000	55,110	—	55,110	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	260	260	—	260	—
# 37

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Arrow Financial Corporation:
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, and the related consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 8, 2018

# 38

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2018

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms "Arrow," "the registrant," "the company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Form 10-Q, our performance is compared with that of our "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 329 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s "Bank Holding Company Performance Report" for June 30, 2018 (the most recent such Report currently available), and peer group data contained herein has been derived from such Report.

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

Forward Looking Statements - This Quarterly Report on Form 10-Q contains statements that are not historical in nature but rather are based on our beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "continue," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include statements regarding the Company's asset quality, the level of allowance for loan losses, the sufficiency of liquidity sources, interest rate change exposure, changes in accounting standards, and the Company's tax plans and strategies. Some of these statements, such as those included in the interest rate sensitivity analysis in Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. Other forward-looking statements are based on our general perceptions of market conditions and trends in business activity, both our own and in the banking industry generally, as well as current management strategies for future operations and development.
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

f.	cyber and physical security breaches;

g.	competition from other sources (e.g., so-called Fintech enterprises);

h.	similar uncertainties inherent in banking operations or business generally, including technological developments and changes; and

i.	other risks detailed from time to time within our filings with the Securities and Exchange Commission ("SEC").

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

# 39

USE OF NON-GAAP FINANCIAL MEASURES
The SEC has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain "non-GAAP financial measures."  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of "non-GAAP financial measures" certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required.  The following measures used in this Report, which are commonly utilized by financial institutions, have not been specifically exempted by the SEC and may constitute "non-GAAP financial measures" within the meaning of the SEC's rules, although we are unable to state with certainty that the SEC would so regard them.

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

# 40

Arrow Financial Corporation Selected Quarterly Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017
Net Income	$9,260	$9,730	$8,531	$8,071	$7,416
Transactions Recorded in Net Income (Net of Tax):
Net Realized Gain (Loss) on Available-for-Sale Securities	—	—	—	(278)	6
Net Unrealized Gain on Equity Securities	85	166	13	—	—
Tax Benefit from Net Deferred Tax Liability Revaluation	—	—	—	1,116	—

Share and Per Share Data:(1)
Period End Shares Outstanding	14,441	14,424	14,368	14,348	14,308
Basic Average Shares Outstanding	14,431	14,394	14,354	14,322	14,305
Diluted Average Shares Outstanding	14,520	14,480	14,436	14,426	14,385
Basic Earnings Per Share	$0.64	$0.68	$0.59	$0.56	$0.52
Diluted Earnings Per Share	0.64	0.67	0.59	0.56	0.52
Cash Dividend Per Share	0.252	0.243	0.243	0.243	0.236

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	30,522	28,543	27,978	27,047	27,143
Investment Securities	636,847	647,913	642,442	660,043	677,368
Loans	2,089,651	2,026,598	1,971,240	1,930,590	1,892,766
Deposits	2,279,709	2,325,202	2,305,736	2,284,206	2,193,778
Other Borrowed Funds	314,304	219,737	184,613	187,366	262,864
Stockholders’ Equity	263,139	256,358	251,109	247,253	243,801
Total Assets	2,879,854	2,823,061	2,763,706	2,744,180	2,725,653
Return on Average Assets, annualized	1.28%	1.38%	1.25%	1.17%	1.08%
Return on Average Equity, annualized	13.96%	15.22%	13.78%	12.95%	12.07%
Return on Average Tangible Equity, annualized (2)	15.36%	16.80%	15.24%	14.36%	13.40%
Average Earning Assets	2,757,020	2,703,054	2,641,660	2,617,680	2,597,277
Average Paying Liabilities	2,110,924	2,100,085	2,050,661	2,029,811	2,012,802
Interest Income	24,495	23,590	22,418	22,135	21,599
Tax-Equivalent Adjustment (3)	376	468	491	980	966
Interest Income, Tax-Equivalent (3)	24,871	24,058	22,909	23,115	22,565
Interest Expense	3,498	2,628	2,016	1,821	1,949
Net Interest Income	20,997	20,962	20,402	20,314	19,650
Net Interest Income, Tax-Equivalent (3)	21,373	21,430	20,893	21,294	20,616
Net Interest Margin, annualized	3.02%	3.11%	3.13%	3.08%	3.00%
Net Interest Margin, Tax Equivalent, annualized (3)	3.08%	3.18%	3.21%	3.23%	3.15%

Efficiency Ratio Calculation: (4)
Noninterest Expense	$16,026	$16,192	$15,955	$16,045	$15,548
Less: Intangible Asset Amortization	65	66	67	69	69
Net Noninterest Expense	15,961	16,126	15,888	15,976	15,479
Net Interest Income, Tax-Equivalent (3)	21,373	21,430	20,893	21,294	20,616
Noninterest Income	7,350	7,911	6,888	6,752	7,141
Less: Net Securities Gain (Loss)	—	—	—	(458)	10
Less: Net Gain on Equity Securities	114	223	18	—	—
Net Gross Income	28,609	29,118	27,763	28,504	27,747
Efficiency Ratio (4)	55.79%	55.38%	57.23%	56.05%	55.79%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$264,810	$259,488	$252,734	$249,603	$244,648
Book Value per Share (1)	18.34	17.99	17.59	17.40	17.10
Goodwill and Other Intangible Assets, net	23,827	23,933	24,045	24,162	24,268
Tangible Book Value per Share (1,2)	16.69	16.33	15.92	15.71	15.40

Capital Ratios:(5)
Tier 1 Leverage Ratio	9.67%	9.65%	9.62%	9.49%	9.30%
Common Equity Tier 1 Capital Ratio	12.89%	13.01%	12.97%	12.89%	12.70%
Tier 1 Risk-Based Capital Ratio	13.90%	14.04%	14.03%	13.97%	13.79%
Total Risk-Based Capital Ratio	14.90%	15.06%	15.04%	14.99%	14.77%
Assets Under Trust Administration & Investment Mgmt	$1,551,289	$1,479,753	$1,470,191	$1,452,994	$1,411,608

# 41

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 27, 2018, 3% stock dividend.

2.
Non-GAAP Financial Measures Reconciliation: Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 40.

		9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017
	Total Stockholders' Equity (GAAP)	$264,810	$259,488	$252,734	$249,603	$244,648
	Less: Goodwill and Other Intangible assets, net	23,827	23,933	24,045	24,162	24,268
	Tangible Equity (Non-GAAP)	$240,983	$235,555	$228,689	$225,441	$220,380

	Period End Shares Outstanding	14,441	14,424	14,368	14,348	14,308
	Tangible Book Value per Share (Non-GAAP)	$16.69	$16.33	$15.92	$15.71	$15.40

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 40.

		9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017
	Net Interest Income (GAAP)	$20,997	$20,962	$20,402	$20,314	$19,650
	Add: Tax-Equivalent adjustment (Non-GAAP)	376	468	491	980	966
	Net Interest Income - Tax Equivalent (Non-GAAP)	$21,373	$21,430	$20,893	$21,294	$20,616
	Average Earning Assets	$2,757,020	$2,703,054	$2,641,660	$2,617,680	$2,597,277
	Net Interest Margin (Non-GAAP)*	3.08%	3.18%	3.21%	3.23%	3.15%

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

5.
For the current quarter, all of the regulatory capital ratios in the table on page 40 and the table in this Note 5, below, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. The Common Equity Tier 1 Capital Ratio (CET1 Ratio) of Arrow as of September 30, 2018 that is listed in the tables (i.e., 12.89%) not only exceeds the currently required minimum CET1 Ratio (including Conservation Buffer) of 6.375%, but also exceeds the minimum CET1 Ratio that will be required when the Conservation Buffer is fully phased-in, on January 1, 2019, of 7.00% (including the ultimate required Conservation Buffer of 2.50%).

		9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017
	Total Risk Weighted Assets	$1,999,849	$1,934,890	$1,889,719	$1,856,242	$1,830,730
	Common Equity Tier 1 Capital	257,852	259,488	265,066	259,378	232,473
	Common Equity Tier 1 Capital Ratio	12.89%	13.01%	12.97%	12.89%	12.70%

     * Quarterly ratios have been annualized.

# 42

Arrow Financial Corporation Selected Year-to-Date Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Nine Months Ended	9/30/2018	9/30/2017
Net Income	$27,521	$21,255
Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	—	6

Share and Per Share Data:(1)
Period End Shares Outstanding	14,441	14,308
Basic Average Shares Outstanding	14,393	14,306
Diluted Average Shares Outstanding	14,479	14,401
Basic Earnings Per Share	$1.91	$1.49
Diluted Earnings Per Share	1.90	1.48
Cash Dividend Per Share	0.74	0.71

Selected Year-to-Date Average Balances:
Interest-Bearing Deposits at Banks	$29,024	$25,076
Investment Securities	642,380	685,784
Loans	2,029,597	1,839,216
Deposits	2,303,454	2,187,431
Other Borrowed Funds	240,027	225,400
Stockholders’ Equity	256,913	239,516
Total Assets	2,822,635	2,677,018
Return on Average Assets, annualized	1.30%	1.06%
Return on Average Equity, annualized	14.32%	11.86%
Return on Average Tangible Equity, annualized (2)	15.80%	13.21%
Average Earning Assets	2,701,001	2,550,076
Average Paying Liabilities	2,087,445	1,998,746
Interest Income	70,503	62,522
Tax-Equivalent Adjustment (3)	1,335	2,863
Interest Income, Tax-Equivalent (3)	71,838	65,385
Interest Expense	8,142	5,184
Net Interest Income	62,361	57,338
Net Interest Income, Tax-Equivalent (3)	63,696	60,201
Net Interest Margin, annualized	3.09%	3.01%
Net Interest Margin, Tax Equivalent, annualized (3)	3.15%	3.16%

Efficiency Ratio Calculation: (4)
Noninterest Expense	$48,174	$46,661
Less: Intangible Asset Amortization	197	210
Net Noninterest Expense	47,977	46,451
Net Interest Income, Tax-Equivalent (3)	63,696	60,201
Noninterest Income	22,150	20,893
Less: Net Securities Gain	—	10
Less: Net Gain on Equity Securities	355	—
Net Gross Income	85,491	81,084
Efficiency Ratio (4)	56.12%	57.29%

# 43

Arrow Financial Corporation
Selected Year-to-Date Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 27, 2018, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 40.

		9/30/2018	9/30/2017
	Total Stockholders' Equity (GAAP)	$264,810	$244,648
	Less: Goodwill and Other Intangible assets, net	23,827	24,268
	Tangible Equity (Non-GAAP)	$240,983	$220,380

	Period End Shares Outstanding	14,441	14,308
	Tangible Book Value per Share (Non-GAAP)	$16.69	$15.40
	Net Income	27,521	21,255
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	15.80%	13.21%

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 40.

		9/30/2018	9/30/2017
	Interest Income (GAAP)	$70,503	$62,522
	Add: Tax-Equivalent adjustment (Non-GAAP)	$1,335	$2,863
	Net Interest Income - Tax Equivalent (Non-GAAP)	$71,838	$65,385
	Net Interest Income (GAAP)	$62,361	$57,338
	Add: Tax-Equivalent adjustment (Non-GAAP)	1,335	2,863
	Net Interest Income - Tax Equivalent (Non-GAAP)	$63,696	$60,201
	Average Earning Assets	$2,701,001	$2,550,076
	Net Interest Margin (Non-GAAP)*	3.15%	3.16%

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

# 44

Average Consolidated Balance Sheets and Net Interest Income Analysis
(see "Use of Non-GAAP Financial Measures" on page 40)

(Dollars In Thousands)

Quarter Ended September 30:	2018			2017
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$30,522	$182	2.37%	$27,143	$104	1.52%
Investment Securities:
Fully Taxable	394,072	2,189	2.20	389,092	1,928	1.97
Exempt from Federal Taxes (2)	242,775	1,583	2.59	288,276	2,404	3.31
Loans (2)	2,089,651	20,917	3.97	1,892,766	18,129	3.80
Total Earning Assets	2,757,020	24,871	3.58	2,597,277	22,565	3.45
Allowance for Loan Losses	(19,596)			(17,393)
Cash and Due From Banks	38,344			37,592
Other Assets	104,086			108,177
Total Assets	$2,879,854			$2,725,653
Deposits:
Interest-Bearing Checking Accounts	$801,193	390	0.19	$869,748	376	0.17
Savings Deposits	744,808	901	0.48	682,347	356	0.21
Time Deposits of $250,000 or More	75,888	301	1.57	31,067	66	0.84
Other Time Deposits	174,731	370	0.84	166,776	241	0.57
Total Interest-Bearing Deposits	1,796,620	1,962	0.43	1,749,938	1,039	0.24
Short-Term Borrowings	249,304	1,075	1.71	187,864	465	0.98
FHLBNY Term Advances and Other Long-Term Debt	65,000	461	2.81	75,000	445	2.35
Total Interest-Bearing Liabilities	2,110,924	3,498	0.66	2,012,802	1,949	0.38
Noninterest-bearing deposits	483,089			443,840
Other Liabilities	22,702			25,210
Total Liabilities	2,616,715			2,481,852
Stockholders’ Equity	263,139			243,801
Total Liabilities and Stockholders’ Equity	$2,879,854			$2,725,653
Net Interest Income (Tax-equivalent Basis) (Non-GAAP) (1) (2)		21,373			20,616
Reversal of Tax Equivalent Adjustment		(376)	(0.05)%		(966)	(0.15)%
Net Interest Income		$20,997			$19,650
Net Interest Spread (Non-GAAP) (1) (2)			2.92%			3.07%
Net Interest Margin (Non-GAAP) (1) (2)			3.08%			3.15%

1 See Note 3 on p. 44.
2 Fully taxable basis using a marginal federal tax rate of 35% for 2017, 21% for 2018.

# 45

Average Consolidated Balance Sheets and Net Interest Income Analysis
(see "Use of Non-GAAP Financial Measures" on page 40)

(Dollars In Thousands)
Nine Months Ended September 30:	2018			2017
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$29,024	$474	2.18%	$25,076	$242	1.29%
Investment Securities:
Fully Taxable	376,869	6,134	2.18	398,231	5,940	1.99
Exempt from Federal Taxes (2)	265,511	5,389	2.71	287,553	7,116	3.31
Loans (2)	2,029,597	59,841	3.94	1,839,216	52,087	3.79
Total Earning Assets	2,701,001	71,838	3.56	2,550,076	65,385	3.43
Allowance for Loan Losses	(19,065)			(17,172)
Cash and Due From Banks	36,306			36,056
Other Assets	104,392			108,058
Total Assets	$2,822,634			$2,677,018
Deposits:
Interest-Bearing Checking Accounts	$860,355	1,165	0.18	$894,206	1,088	0.16
Savings Deposits	739,684	2,134	0.39	680,419	963	0.19
Time Deposits of $250,000 or More	78,671	833	1.42	31,974	187	0.78
Other Time Deposits	168,708	911	0.72	166,747	702	0.56
Total Interest-Bearing Deposits	1,847,418	5,043	0.36	1,773,346	2,940	0.22
Short-Term Borrowings	172,463	1,736	1.35	150,400	946	0.84
FHLBNY Term Advances and Other Long-Term Debt	67,564	1,363	2.70	75,000	1,298	2.31
Total Interest-Bearing Liabilities	2,087,445	8,142	0.52	1,998,746	5,184	0.35
Noninterest-bearing deposits	456,036			414,085
Other Liabilities	22,240			24,671
Total Liabilities	2,565,721			2,437,502
Stockholders’ Equity	256,913			239,516
Total Liabilities and Stockholders’ Equity	$2,822,634			$2,677,018
Net Interest Income (Tax-equivalent Basis) (Non-GAAP) (1) (2)		63,696			60,201
Reversal of Tax Equivalent Adjustment		(1,335)	(0.07)%		(2,863)	(0.15)%
Net Interest Income		$62,361			$57,338
Net Interest Spread (Non-GAAP) (1) (2)			3.04%			3.08%
Net Interest Margin (Non-GAAP) (1) (2)			3.15%			3.16%

1 See Note 3 on p. 44.
2 Fully taxable basis using a marginal federal tax rate of 35% for 2017, 21% for 2018.

# 46

OVERVIEW

Net income of $9.3 million continued the favorable trend for the third quarter of 2018, an increase of $1.8 million, or 24.9%, over net income for the third quarter of 2017. Diluted earnings per share (EPS) for the quarter was $0.64, an increase of 23.1% from the EPS of $0.52 reported for the third quarter of 2017. Return on average equity (ROE) for the third quarter of 2018 continued to be strong at 13.96%, up from an ROE of 12.07% for the third quarter ended September 30, 2017. Return on average assets (ROA) for the 2018 third quarter was 1.28%, an increase from an ROA of 1.08% for the third quarter ended September 30, 2017.

Factors contributing to the positive results for the current quarter compared to the comparable prior year quarter are as follows:

Net interest income on a GAAP basis increased 6.9% to $21.0 million primarily due to the increase in total interest and dividend income of $2.9 million. Net interest margin improved slightly to 3.02% for the third quarter of 2018 from 3.00% for the third quarter of 2017. Interest and fees on loans increased $2.8 million for the 2018 quarter mainly due to strong loan growth and higher market rates. Interest expense increased $1.5 million as a result of 4.4% deposit growth, higher market rates and some shifting in the overall funding mix toward higher costing sources. Consistent with prior years, seasonal municipal deposits increased late in the quarter. Total noninterest income increased $209 thousand mainly due to a $146 thousand increase in income from fiduciary activities and an increase of $152 thousand in service fee revenue, while total noninterest expense increased $478 thousand in the current year quarter. In addition to the above, the provision for income taxes decreased $552 thousand, or 18%, due to the reduction of tax rates as a result of the Tax Act.

The changes in net income, net interest income and net interest margin between the three month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 61.

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
This legislation includes a variety of provisions that are likely to affect community banking institutions such as Arrow, including the following:

•
The federal bank regulatory agencies are directed to establish a "community bank leverage ratio" of between 8% and 10%, calculated by dividing tangible equity capital by average total consolidated assets of "qualifying community banks" that meet certain requirements to be set by those regulatory agencies.  A qualifying community bank is a depository institution or bank holding company with less than $10 billion in total assets, such as Arrow.  If a qualifying community bank exceeds the community bank leverage ratio, it will be deemed to have met all applicable capital and leverage requirements, including the generally applicable leverage capital requirements and risk-based capital requirements and the "well capitalized" requirement under the federal "prompt corrective action" capital standards.  This new community bank leverage ratio is expected to reduce the burden of compliance with regard to regulatory capital adequacy.

•	The definition of "high volatility commercial real estate" loans that trigger heightened risk-based capital requirements, has been modified and limited to ease the burden of those requirements.

•	The total asset threshold for qualifying insured financial institutions eligible for an 18-month examination cycle has been increased from $1 billion to $3 billion.

•	The new law provides that reciprocal deposits of certain institutions shall not be considered "brokered deposits," subject to certain limitations.

•
Some community banks will be exempt from mortgage escrow requirements, and an expanded "qualified mortgage" exemption for community banks has been implemented to ease the burden of the "ability to repay" requirements in the Truth in Lending Act.

•	Financial institutions with less than $10 billion in total assets that meet certain requirements will be exempt from the Volcker Rule proprietary trading requirements implemented under Dodd Frank.

Regulatory Capital and Increase in Stockholders' Equity: At September 30, 2018, we continued to exceed by a substantial amount all required minimum capital ratios under the bank regulatory capital rules at both the holding company and bank levels. At that date, both of our banks, as well as our holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the current bank regulatory capital rules. Because of our continued profitability and strong asset quality, our regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present. Pursuant to the Dodd-Frank Act, required minimum regulatory capital levels for insured banks and their parent holding companies were scheduled to increase in 2019. As explained above, pursuant to EGRRCPA, the federal bank regulators are required to implement a simplified community bank leverage ratio capital standard that may be applicable to Arrow and its subsidiary banks to allow them to satisfy all applicable capital and leverage requirements, including the currently applicable risk-based capital ratio requirements.  The implementation of the new community bank leverage ratio standards will be subject to the notice and comment procedures of rulemaking.  EGRRCPA does not impose a deadline for this rulemaking.  The federal bank regulators have announced their intention to initiate this rulemaking process to define and implement the "community bank leverage ratio" in the near future. The Company anticipates that, when this new standard is implemented, it will simplify capital adequacy compliance requirements for community banks and holding companies such as Arrow.

# 47

Stockholders’ equity was $264.8 million at September 30, 2018, an increase of $15.2 million, or 6.1%, from the December 31, 2017 level of $249.6 million, and an increase of $20.2 million, or 8.2%, from the prior-year level. The components of the change in stockholders’ equity since year-end 2017 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At September 30, 2018, book value per share was $18.34, up by 7.3% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $16.69, an increase of $1.29, or 8.4%, over the level as of September 30, 2017. See the disclosure on page 40 related to our use of non-GAAP financial measures including tangible book value. In the first nine months of 2018, total stockholders' equity increased by 6.1% and total book value per share increased by 9.4%. The increase in stockholders' equity over the first nine months of 2018 principally reflected the following factors: (i) $27.5 million of net income for the period and (ii) issuance of $4.0 million of common stock through employee benefit and dividend reinvestment plans; reduced by (iii) cash dividends of $10.6 million; and (iv) repurchases of the Company's own common stock, primarily in connection with the approved treasury stock repurchase plan of $1.8 million. On September 30, 2018, the Company's closing stock price was $37.00, representing a trading multiple of 2.22 to tangible book value. As adjusted for a 3.0% stock dividend distributed September 27, 2018, the Company paid a quarterly cash dividend of $0.236 per share for each of the first three quarters of 2017, a cash dividend of $0.243 per share for the last quarter of 2017 and the first and second quarters of 2018, and a cash dividend of $0.252 for the third quarter of 2018.

Loan Quality: Net charge-offs for the third quarter of 2018 were $223 thousand as compared to $547 thousand for the comparable 2017 quarter. The ratio of net charge-offs to average loans (annualized) was 0.04% for the third quarter of 2018 compared to 0.11% for the third quarter of 2017. At September 30, 2018, the allowance for loan losses was $20.0 million representing 0.94% of total loans, which is a 1 basis point increase from the September 30, 2017 ratio of 0.93%. The Company believes this allowance is appropriate and reflects the continuing strong credit quality in the loan portfolio.
Nonperforming loans were $5.8 million at September 30, 2018, representing 0.27% of period-end loans, a decrease of 11 basis points from the prior year comparable quarter ratio, which compares favorably with the weighted average ratio of our peer group of 0.64% at June 30, 2018.

Loan Segments: During the quarter ended September 30, 2018, total loans grew by $68.2 million, or 3.3% as compared to the balance at June 30, 2018. The largest increase was in consumer loans which increased during the quarter by $32.3 million, or 4.9%. In addition, residential real estate loans expanded by $22.0 million, or 2.7% and the commercial loan portfolio increased by $14.0 million, or 2.4%.

Commercial Loans: These loans comprised 6.0% of the total loan portfolio at period-end. The business sector in the Company's service area, including small- and mid-sized businesses with headquarters in the area, continued to be in reasonably good financial condition at period-end.
Commercial Real Estate Loans: These loans comprised 22.1% of the total loan portfolio at period-end. Commercial property values in the Company's region have remained stable in recent periods. Appraisals on our nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
Consumer Loans: These loans (primarily automobile loans) comprised 32.7% of the total loan portfolio at period-end. Consumer automobile loans at September 30, 2018, were $687 million, or 99.0% of this portfolio segment. In the first nine months of 2018, the Company did not experience any significant increase in the delinquency rate or in the percentage of nonperforming loans in this segment.
Residential Real Estate Loans: These loans, including home equity loans, made up 39.3% of the total loan portfolio at period-end. The residential real estate market in the Company's service area has been stable in recent periods. The Company originated nearly all of the residential real estate loans currently held in the loan portfolio and apply conservative underwriting standards to loan originations. The Company typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period, although this ratio has generally declined somewhat in recent periods.

Liquidity and Access to Credit Markets: The Company has not experienced any liquidity problems or special concerns thus far in 2018, or in any prior years back to and during the financial crisis. The terms of the Company's line of credit with a correspondent bank, the FHLBNY and the Federal Reserve Bank of New York have not changed significantly in recent periods (see the general liquidity discussion on page 60). Historically, the Company has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with a correspondent bank, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises, including a severe crisis.

Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National Bank, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in their litigation escrow account. On September 18, 2018, Visa issued a press release announcing that they and other defendants entered into a settlement agreement with class plaintiffs in the related litigation case, and they expect the damage class plaintiffs to file a motion for preliminary approval of the settlement with the court. If the settlement is approved and the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could

# 48

potentially realize a gain on the receipt of Visa Class A common stock. At September 30, 2018, Arrow held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, the Company does not recognize any economic value for these shares.

# 49

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	September 30, 2018	At Period-End December 31, 2017	September 30, 2017	$ Change From December	$ Change From September	% Change From December (not annualized)	% Change From September
Interest-Bearing Bank Balances	$34,910	$30,276	$24,983	$4,634	$9,927	15.3%	39.7%
Securities Available-for-Sale	340,411	300,200	315,459	40,211	24,952	13.4%	7.9%
Securities Held-to-Maturity	289,952	335,907	341,526	(45,955)	(51,574)	(13.7)%	(15.1)%
Equity Securities (1)	1,916	—	—	1,916	1,916
Loans (2)	2,126,100	1,950,770	1,908,799	175,330	217,301	9.0%	11.4%
Allowance for Loan Losses	20,003	18,586	17,695	1,417	2,308	7.6%	13.0%
Earning Assets (2)	2,804,155	2,627,102	2,597,471	177,053	206,684	6.7%	8.0%
Total Assets	$2,953,220	$2,760,465	$2,744,462	$192,755	$208,758	7.0%	7.6%
Noninterest-Bearing Deposits	$490,469	$441,945	$448,515	$48,524	$41,954	11.0%	9.4%
Interest-Bearing Checking Accounts	899,547	907,315	967,250	(7,768)	(67,703)	(0.9)%	(7.0)%
Savings Deposits	758,727	694,573	696,805	64,154	61,922	9.2%	8.9%
Time Deposits over $250,000	76,226	38,147	28,464	38,079	47,762	99.8%	167.8%
Other Time Deposits	182,886	163,136	166,082	19,750	16,804	12.1%	10.1%
Total Deposits	$2,407,855	$2,245,116	$2,307,116	$162,739	$100,739	7.2%	4.4%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$62,503	$64,966	$61,419	$(2,463)	$1,084	(3.8)%	1.8%
FHLBNY Advances - Overnight	131,000	105,000	33,000	26,000	98,000	24.8%	297.0%
FHLBNY Advances - Term	45,000	55,000	55,000	(10,000)	(10,000)	(18.2)%	(18.2)%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	264,810	249,603	244,648	15,207	20,162	6.1%	8.2%
(1) Equity Securities were included in Securities Available-for-Sale prior to the January 1, 2018 adoption of ASU 2016-01.
(2) Includes Nonaccrual Loans.

Municipal Deposits: Fluctuations in balances of interest-bearing checking accounts are largely the result of municipal deposit fluctuations.  Municipal deposits on average represent 22% to 32% of total deposits. Municipal deposits are typically placed in interest-bearing checking and savings accounts, as well as various time deposits.
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
If in the future, interest rates begin to rise significantly or the competition for municipal deposits otherwise becomes more intense, the Company may be forced to pay higher rates on such deposits above its normal rates or municipal deposit levels may decrease if competitive rates exceed what the Company offers.
Changes in Sources of Funds: Total deposits increased $162.7 million, or 7.2%, from December 31, 2017 to September 30, 2018 mainly due to the following: the $48.5 million increase in Non-Interest Bearing Deposits was from personal and business deposits; the $64.2 million increase in Savings Deposits, which was mainly due to the use of brokered deposits beginning in the first quarter of 2018 to diversify balance sheet funding and an increase in business money market savings balances; and the $38.1 million increase in Time Deposits over $250,000 which was due to certain municipal and non-municipal customers seeking a higher return on their deposit balances as compared to the rates on non-maturity deposits. At September 30, 2018, term advances from the FHLBNY were $45 million, reflecting the non-renewal of a $10 million advance that matured during the first quarter of 2018.
Changes in Earning Assets: The loan portfolio at September 30, 2018, was $2.1 billion, an increase of $175.3 million, or 9.0%, from the December 31, 2017 level and up by $217.3 million, or 11.4%, from the September 30, 2017 level. The following trends were experienced in our four largest segments:

1.	Commercial loans. This segment of the loan portfolio decreased by $2.1 million, or 1.7%, during the first nine months of 2018, which was due to loan prepayments.

# 50

2. Commercial real estate loans. This segment of the loan portfolio increased by $25.9 million, or 5.8%, during the first nine months of 2018, representing the continued strong demand for such loans.

3.
Consumer loans (primarily automobile loans through indirect lending). As of September 30, 2018, these loans, primarily auto loans, increased by $91.4 million, or 15.2%, from the December 31, 2017 balance, reflecting a continuation of strong demand for new and used vehicles region-wide and an expansion of our dealer network for indirect lending.

4. Residential real estate loans. This segment increased during the first nine months of 2018 by $60.2 million, or 7.8%. Fewer residential mortgage loans originated during the 2018 period were sold to the secondary market than in the 2017 period due to rising residential mortgage interest rates experienced thus far in 2018.

Deposit Trends
The following tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. Noninterest-bearing deposit balances remained consistent for the quarters ended September 30, 2017 through June 30, 2018, and increased in the quarter ended September 30, 2018 due to increases in business customer deposits. The volatility in interest-bearing checking account balances was a result of the seasonality in municipal deposits. The increase in savings deposits in the quarters ended March 31 and June 30, 2018 were mainly due to the $45 million of brokered deposits obtained in the first quarter of 2018. The increase in Time Deposits over $250,000 and in Other Time Deposits beginning in the first quarter of 2018 was due to the increase in the market rates of time deposits as compared to non-maturity deposits. The increase in Time Deposits over $250,000 in the quarter ended June 30, 2018 was from municipal deposits, which decreased in the next quarter. If and to the extent that interest rates and corresponding deposit rates across all maturities continue to increase in future periods, we would expect to see further growth in time deposits.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017
Noninterest-bearing deposits	$483,089	$444,854	$439,688	$441,761	$443,840
Interest-Bearing Checking Accounts	801,193	866,996	914,116	945,414	869,748
Savings Deposits	744,808	750,352	723,660	701,694	682,347
Time Deposits over $250,000	75,888	96,580	63,406	32,430	31,067
Other Time Deposits	174,731	166,420	164,866	162,907	166,776
Total Deposits	$2,279,709	$2,325,202	$2,305,736	$2,284,206	$2,193,778

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017
Noninterest-bearing deposits	21.2%	19.1%	19.1%	19.3%	20.2%
Interest-Bearing Checking Accounts	35.1	37.3	39.6	41.4	39.6
Savings Deposits	32.7	32.2	31.4	30.8	31.2
Time Deposits over $250,000	3.3	4.2	2.7	1.4	1.4
Other Time Deposits	7.7	7.2	7.2	7.1	7.6
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017
Noninterest-bearing deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.19	0.18	0.17	0.18	0.17
Savings Deposits	0.48	0.38	0.29	0.23	0.21
Time Deposits over $250,000	1.57	1.36	1.30	1.17	0.84
Other Time Deposits	0.84	0.68	0.64	0.60	0.57
Total Deposits	0.34	0.29	0.24	0.20	0.19

During the quarter ended September 30, 2018, the total cost of deposits continued to increase as market rates increased, including the cost of Savings Deposits and both categories of Time Deposits. Savings and time deposit customers are seeking a higher rate of return in this environment of rising rates. Given the uncertainty surrounding the future of interest rates, the Company is unable to predict at this time what the short- or long-term effect of the Federal Reserve’s interest rate policy may be.

# 51

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
Arrow no longer relies on TRUPs as a source of new funds. As a result of the passage of the Dodd-Frank Act in 2010 and its removal of Tier 1 regulatory capital treatment for TRUPs issued after the Act's grandfathering date, the Company, like other banking organizations of Arrow's size or larger, have not issued any TRUPs since that date and are not likely to issue any TRUPs in the future. However, consistent with the grandfathering provision in Dodd-Frank, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of September 30, 2018 will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 58 of this Report. These trust preferred securities are subject to early redemption by the Company if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if any of certain other unanticipated but negative events should occur. An example is any adverse change in tax laws that might deny the Company the ability to deduct interest paid on these obligations for federal income tax purposes.

Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type. For purposes of the following tables only, Home Equity loans have been separately disclosed from Residential Real Estate loans (they are otherwise included in a single category in this Report). Commercial Loans and Commercial Real Estate Loans have been combined into a single category (they are treated as separate categories in other sections of this Report). Over the last five quarters, the average balances for Commercial and Commercial Real Estate, Residential Real Estate and Consumer Loans have steadily increased, although at different rates. Average balances for Home Equity Loans have shown a slight contraction during the quarters ended June 30 and September 30, 2018.

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017
Commercial and Commercial Real Estate	$577,793	$576,311	$569,126	$564,073	$561,260
Residential Real Estate	640,277	616,519	600,076	584,981	563,793
Home Equity	134,644	137,182	139,109	137,975	137,251
Consumer Loans	736,937	696,585	662,929	643,562	630,462
Total Loans	$2,089,651	$2,026,597	$1,971,240	$1,930,591	$1,892,766

Percentage of Total Quarterly Average Loans

	Quarter Ended
	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017
Commercial and Commercial Real Estate	27.7%	28.4%	28.9%	29.2%	29.7%
Residential Real Estate	30.7	30.5	30.5	30.3	29.8
Home Equity	6.4	6.8	7.1	7.1	7.3
Consumer Loans	35.2	34.3	33.5	33.4	33.2
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Maintenance of High Quality in the Loan Portfolio: In the first nine months of 2018, there were not any significant fluctuations in the quality of the loan portfolio or any segment thereof. In general, residential real estate loans have historically been underwritten to secondary market standards for prime loans and the Company has not engaged in subprime mortgage lending as a business line. Similarly, high underwriting standards have been applied to commercial and commercial real estate lending operations and generally in the indirect (automobile) lending program as well. The Company has occasionally made loans, including indirect loans, to borrowers having FICO scores below the highest credit quality classifications. The Company has also made extensions of credit to existing borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of the total loan portfolio. Gross originations for residential real estate loans (including refinancings of mortgage loans) for the first nine months of 2018 were $103.8 million. Origination totals exceeded the sum of cash flows received from borrowers in the third quarter and the Company has also sold portions of these originations in the secondary market. In the first nine months of 2018, the Company sold $3.5 million, or 3.4%, of originations. In the first nine months of 2017, $13.7 million, or 9.0%, of our originations were sold at a higher premium. The Company expects to continue to sell a portion of mortgage loan originations in upcoming periods, although perhaps a decreasing percentage of overall originations if rates continue their slow rise across longer maturities. At the same time, if prevailing rates rise substantially, there may be a slowdown in loan growth and perhaps decreasing total originations, particularly if the general economy also falters. At some point, it is possible that the Company may experience a decrease in outstanding loan balances in this largest segment

# 52

of the loan portfolio. Additionally, if the local economy or real estate market should suffer a major downturn, the quality of the real estate portfolio may also be negatively impacted.

Commercial Loans and Commercial Real Estate Loans: For the first nine months of 2018, combined commercial and commercial real estate loan originations continued to increase.
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

Consumer Loans (primarily automobile loans through indirect lending): At September 30, 2018, automobile loans (primarily loans originated through dealerships located in upstate New York and Vermont) represented the second largest category of loans in the loan portfolio, and continued to be a significant component of business comprising almost a third of the total loan portfolio.
New automobile loan volume for the first nine months of 2018 remained strong, at $291.8 million, up from the $234.6 million originated in the first nine months of 2017. As a result of these originations, the quarterly average balance of our consumer loan portfolio at September 30, 2018 grew by $93 million, or 14.5% from our quarterly average balance at December 31, 2017.
For credit quality purposes, the Company assigns potential automobile loan customers into one of four tiers, ranging from lower to higher quality in terms of anticipated credit risk. The Company's lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually and believes that a disciplined approach to evaluating risk has contributed to maintaining the strong loan quality in this segment of our portfolio.
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

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017
Commercial and Commercial Real Estate	4.42%	4.47%	4.38%	4.36%	4.32%
Residential Real Estate	4.05%	4.06%	4.09%	3.99%	3.98%
Home Equity	4.13%	3.93%	3.70%	3.57%	3.55%
Consumer Loans	3.52%	3.44%	3.34%	3.29%	3.23%
Total Loans	3.97%	3.96%	3.90%	3.83%	3.80%

The average yield in the total loan portfolio during the third quarter of 2018 increased compared to the average yield during the third quarter of 2017. For the quarter, yields on all loan types increased in comparison to the comparable quarter of 2017 with the largest increase being in the home equity portfolio mainly because many of these loans have a variable rate tied to the prime rate.
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

# 53

Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2017 to September 30, 2018 (in thousands).
The slight reduction in the portfolios on a combined basis during the period reflected the Company's continued strategy in recent years to reallocate earning assets from investment securities to higher yielding loans to maximize earning asset yields.

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	9/30/2018	12/31/2017	Change	9/30/2018	12/31/2017	Change
Securities Available-for-Sale:
U.S. Agency Securities	$59,602	$59,894	$(292)	$(533)	$(434)	$(99)
State and Municipal Obligations	2,548	10,349	(7,801)	3	(2)	5
Mortgage-Backed Securities	277,461	227,596	49,865	(6,775)	(1,481)	(5,294)
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Equity Securities [1]	—	1,561	(1,561)	—	441	(441)
Total	$340,411	$300,200	$40,211	$(7,505)	$(1,676)	$(5,829)

Securities Held-to-Maturity:
State and Municipal Obligations	$233,557	$275,353	$(41,796)	$(5,810)	$(177)	$(5,633)
Mortgage-Backed Securities	49,162	60,548	(11,386)	(1,423)	171	(1,594)
Total	$282,719	$335,901	$(53,182)	$(7,233)	$(6)	$(7,227)

Equity Securities [1]	$1,916	$—	$1,916	$—	$—	$—

Footnote:
1. Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are reported separately from Available-for-Sale securities.

At September 30, 2018, the Company held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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

Other-Than-Temporary Impairment
Each quarter all investment securities with a fair value less than amortized cost are evaluated in the available-for-sale portfolio, the held-to-maturity portfolio and the equity securities portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first nine months of 2018.
Change in Net Unrealized Securities Gains (Losses): Nearly all of the change in our net unrealized gains or losses during recent periods has been attributable to changes in the market yields during the periods in question, with little or no change in the credit-worthiness of the issuers.

# 54

Investment Sales, Purchases and Maturities
The following table summarizes sales of investment securities within the available-for-sale and held-to-maturity portfolios for the three- and nine-month periods ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
Sales	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Available-For-Sale Portfolio:
U.S. Agency Securities	$—	$10,005	$—	$10,005
Total	$—	$10,005	$—	$10,005
Net Gains on Securities Transactions	—	10	—	10
Proceeds on the Sales of Securities	$—	$10,015	$—	$10,015

Investment yields in the debt markets experienced some volatility in 2017 and the first nine months of 2018. The Company regularly reviews its interest rate risk position along with security holdings to evaluate if market opportunities have arisen that may present an opportunity to reposition certain securities available-for-sale to enhance portfolio performance.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the three- and nine-month periods ended September 30, 2018 and 2017, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Nine Months Ended
Purchases:	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Available-for-Sale Portfolio
U.S. Treasury Securities	$—	$10,179	$—	$10,179
Mortgage-Backed Securities	28,148	—	84,746	12,324
Total Purchases	$28,148	$10,179	$84,746	$22,503

Maturities & Calls	$27,283	$11,750	$36,663	$43,617

	Three Months Ended		Nine Months Ended
Purchases:	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Held-to-Maturity Portfolio
State and Municipal Obligations	$2,401	$2,583	$4,506	$36,018
Total Purchases	$2,401	$2,583	$4,506	$36,018

Maturities & Calls	$10,105	$8,800	$49,721	$39,062

# 55

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017
Loan Balances:
Period-End Loans	$2,126,100	$2,057,862	$1,993,037	$1,950,770	$1,908,799
Average Loans, Year-to-Date	2,029,597	1,999,072	1,971,240	1,862,247	1,839,216
Average Loans, Quarter-to-Date	2,089,651	2,026,598	1,971,240	1,930,590	1,892,766
Period-End Assets	2,953,220	2,845,171	2,826,687	2,760,465	2,744,462

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$18,586	$18,586	$18,586	$17,012	$17,012
Provision for Loan Losses, YTD	1,961	1,375	746	2,736	1,580
Loans Charged-off, YTD	(960)	(634)	(370)	(1,559)	(1,197)
Recoveries of Loans Previously Charged-off	416	313	95	397	300
Net Charge-offs, YTD	(544)	(321)	(275)	(1,162)	(897)
Allowance for Loan Losses, End of Period	$20,003	$19,640	$19,057	$18,586	$17,695

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$19,640	$19,057	$18,586	$17,695	$17,442
Provision for Loan Losses, QTD	586	629	746	1,157	800
Loans Charged-off, QTD	(325)	(264)	(370)	(363)	(622)
Recoveries of Loans Previously Charged-off	102	218	95	97	75
Net Charge-offs, QTD	(223)	(46)	(275)	(266)	(547)
Allowance for Loan Losses, End of Period	$20,003	$19,640	$19,057	$18,586	$17,695

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$4,468	$3,880	$4,470	$5,526	$5,482
Loans Past Due 90 or More Days and Still Accruing Interest	1,172	170	—	319	967
Restructured and in Compliance with Modified Terms	115	106	100	105	828
Total Nonperforming Loans	5,755	4,156	4,570	5,950	7,277
Repossessed Assets	47	76	120	109	62
Other Real Estate Owned	1,173	1,412	1,525	1,738	1,651
Total Nonperforming Assets	$6,975	$5,644	$6,215	$7,797	$8,990

Asset Quality Ratios:
Allowance to Nonperforming Loans	347.58%	472.57%	417.00%	312.37%	243.16%
Allowance to Period-End Loans	0.94%	0.95%	0.96%	0.95%	0.93%
Provision to Average Loans (Quarter) (1)	0.11%	0.12%	0.15%	0.24%	0.17%
Provision to Average Loans (YTD) (1)	0.13%	0.14%	0.15%	0.15%	0.11%
Net Charge-offs to Average Loans (Quarter) (1)	0.04%	0.01%	0.06%	0.05%	0.11%
Net Charge-offs to Average Loans (YTD) (1)	0.04%	0.03%	0.06%	0.06%	0.07%
Nonperforming Loans to Total Loans	0.27%	0.20%	0.23%	0.31%	0.38%
Nonperforming Assets to Total Assets	0.24%	0.20%	0.22%	0.28%	0.33%
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
In the third quarter of 2018, the Company made a $586 thousand provision for loan losses, compared to a provision of $800 thousand for the third quarter of 2017 and a provision of $629 thousand for the second quarter of 2018. The provision expense was largely driven by growth in outstanding loan balances. Additional items impacting the provision included changes to qualitative factors

# 56

that reflect management’s view on current economic and market risks, and net charge-offs of $223 thousand. See Note 3 to the unaudited interim consolidated financial statements for a discussion on how the Company classifies credit quality indicators as well as the balance in each category.
The ratio of the allowance for loan losses to total loans was 0.94% at September 30, 2018, a decrease from 0.95% at December 31, 2017 and an increase of 1 basis point from 0.93% at September 30, 2017.
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
Risk Elements
Nonperforming assets at September 30, 2018 amounted to $7.0 million, a decrease of $0.8 million, from the December 31, 2017 total and a decrease of $2.0 million, from the year earlier total. For the nine-month periods ended September 30, 2018 and 2017, ratios of nonperforming assets to total assets have remained below the average ratios for the peer group, although the average peer group ratios have improved dramatically in recent years. (See page 39 for a discussion of the peer group.) At June 30, 2018, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.19%, well below the 0.59% ratio of the peer group at such date (the latest date for which peer group information is available). At September 30, 2018 the ratio is 0.24%, which is below the most recent ratio for the peer group.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	9/30/2018	12/31/2017	9/30/2017
Commercial Loans	$198	$158	$122
Commercial Real Estate Loans	—	—	—
Residential Real Estate Loans	2,663	1,696	1,063
Consumer Loans - Primarily Indirect Automobile	6,863	7,064	5,615
Total Loans Past Due 30-89 Days and Accruing Interest	$9,724	$8,918	$6,800

At September 30, 2018, the loans in this category totaled $9.7 million, an increase of $0.8 million, or 9.0%, from the $8.9 million of such loans at December 31, 2017. The September 30, 2018 total of non-current loans equaled 0.46% of loans then outstanding, unchanged from the year-end 2017 percentage and up from the September 30, 2017 level of 0.36%. The increase from December 31, 2017 is primarily attributable to an increase in delinquent automobile loans, which tend to reflect seasonally elevated levels in the second half of the year.
The number and dollar amount of performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to the unaudited interim consolidated financial statements. The Company considers all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at September 30, 2018 was $31.95 million, up slightly from the dollar amount of such loans at December 31, 2017, when the amount was $29.66 million. These loans will continue to be closely monitored and the Company expects to collect all payments of contractual interest and principal in full on these classified loans. Total nonperforming assets at period-end decreased by $2.0 million, or 22.4% from September 30, 2017.
The economy in the Company's market area has been relatively strong in recent years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in this market area as well, and ultimately on the loan portfolio, particularly the commercial and commercial real estate portfolio.
As of September 30, 2018, the Company held for sale two commercial properties in other real estate owned. The Company does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.
The Company does not currently anticipate significant increases in nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

# 57

CAPITAL RESOURCES

Regulatory Capital Standards

Capital Adequacy Requirements. An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
As reported in the Regulatory Reform section above, on May 24, 2018 the EGRRCPA financial reform bill was signed into law.  This new law includes provisions requiring the federal bank regulatory agencies to establish a community bank leverage ratio of between 8% and 10%, calculated by dividing tangible equity capital by average total consolidated assets of "qualifying community banks" that meet certain requirements to be set by those regulatory agencies.  A qualifying community bank is a depository institution or bank holding company with less than $10 billion in total assets, such as Arrow.  If a qualifying community bank exceeds the community bank leverage ratio, it will be deemed to have met all applicable capital and leverage requirements, including the generally applicable leverage capital requirements and risk-based capital requirements and the "well capitalized" requirement under the federal "prompt corrective action" capital standards.  Upon its implementation, this new community bank leverage ratio standard is expected to reduce the burden of compliance with regard to regulatory capital adequacy.  However, the implementation of this standard will be subject to the notice and comment procedures of rulemaking, and EGRRCPA does not impose a deadline for this rulemaking.  The federal bank regulators have announced their intention to initiate this rulemaking process to define and implement the "community bank leverage ratio" in the near future. Until this rulemaking is finalized, the following capital adequacy requirements, as implemented under Dodd Frank, are the applicable capital standards for the Company and its bank subsidiaries.

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
At September 30, 2018, Arrow's holding company and both of its subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the revised capital rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the phased-in portion of the capital buffer.

Prompt Corrective Action Capital Classifications. Under applicable banking law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet certain minimum capital requirements.  For these purposes, the regulators have established five capital classifications for banking institutions, ranging from the highest category of "well-capitalized" to the lowest category of "critically under-capitalized". Under the current capital classifications, a banking institution is considered "well-capitalized" if it meets the following capitalization standards on the date of measurement: a CET1 risk-based capital

# 58

ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater, a total risk-based capital ratio of 10.00% or greater, and a Tier 1 leverage ratio of 5.00% or greater, provided the institution is not subject to any regulatory order or written directive regarding capital maintenance. Federal banking law also ties the ability of banking organizations to engage in certain types of activities and to utilize certain procedures to such organizations' continuing to qualify for inclusion in one of the two highest rankings of these capitalization categories, i.e., as "well-capitalized" or "adequately capitalized."

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow's holding company and two subsidiary banks, Glens Falls National and Saratoga National, under the current capital rules, as of September 30, 2018:

	Common	Tier 1	Total
	Equity	Risk-Based	Risk-Based	Tier 1
	Tier 1 Capital	Capital	Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Arrow Financial Corporation	12.89%	13.90%	14.90%	9.67%
Glens Falls National Bank & Trust Co.	13.49%	13.49%	14.49%	9.24%
Saratoga National Bank & Trust Co.	13.02%	13.02%	14.04%	9.53%

Current Regulatory Minimum (2018)	6.375%(1)	7.875%(1)	9.875%(1)	4.000%
FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2018)	6.500%	8.000%	10.000%	5.000%
Final Regulatory Minimum (1/1/2019)	7.000%(2)	8.500%(2)	10.500%(2)	4.000%

(1) Including currently phased-in 1.875% capital conservation buffer
(2) Including the fully phased-in 2.50 % capital conservation buffer

At September 30, 2018, Arrow's holding company and both banks exceeded the minimum regulatory capital ratios established under the current capital rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $264.8 million at September 30, 2018, an increase of $15.2 million, or 6.1%, from December 31, 2017.  This increase was the result of net income for the period of $27.5 million, and increases in book equity from various stock-based compensation and dividend reinvestment plans of $3.9 million. These equity enhancing developments during the quarter were offset by a decrease related to other comprehensive loss of $3.8 million, cash dividends of $10.6 million, and purchases of the Company's own common stock of $1.8 million under the Board-approved stock repurchase program described below.

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

Stock Repurchase Program: In October 2017, the Board of Directors approved a $5.0 million stock repurchase program, effective January 1, 2018 (the 2018 stock repurchase program). Management is authorized, in its discretion, to repurchase from time-to-time during 2018, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock, to the extent management believes purchase of the Company's stock is an attractive use of available capital and in the best interests of stockholders. The 2018 stock repurchase program replaced a similar repurchase program which was in effect during 2017 (the 2017 stock repurchase program), which also authorized the repurchase of up to $5.0 million of Arrow common stock. As of September 30, 2018 approximately $595 thousand had been used under the 2018 stock repurchase program to repurchase Arrow shares. This total does not include repurchases of Arrow's Common Stock other than through its repurchase program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

# 59

Dividends: The Company's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past seven quarters listed below represent actual sales transactions, as reported by NASDAQ. On October 31, 2018, the Board of Directors declared a 2018 fourth quarter cash dividend of $0.26 payable on December 14, 2018. Per share amounts in the following table have been restated for our September 27, 2018 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2017
First Quarter	$30.87	$38.60	$0.236
Second Quarter	29.27	33.93	0.236
Third Quarter	28.94	33.98	0.236
Fourth Quarter	32.52	37.48	0.243
2018
First Quarter	$29.91	$34.53	$0.243
Second Quarter	31.89	37.23	0.243
Third Quarter	35.19	38.98	0.252
Fourth Quarter (dividend payable December 14, 2018)	TBD	TBD	0.260

	Quarter Ended September 30,
	2018	2017
Cash Dividends Per Share	$0.252	$0.236
Diluted Earnings Per Share	0.64	0.52
Dividend Payout Ratio	39.38%	45.38%
Total Equity (in thousands)	264,810	$244,648
Shares Issued and Outstanding (in thousands)	14,441	14,308
Book Value Per Share	$18.34	$17.10
Intangible Assets (in thousands)	23,827	24,268
Tangible Book Value Per Share	$16.69	$15.40

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
The primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  The securities available-for-sale portfolio was $340.4 million at September 30, 2018, an increase of $40.2 million, from the year-end 2017 level. Due to the potential for volatility in market values, the Company may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, the Company has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with one correspondent bank and credit lines with the FHLBNY. The federal funds line of credit is with a correspondent bank totaling $15 million which was not drawn on during the three months ended September 30, 2018.
To support the borrowing relationship with the FHLBNY, the Company has pledged collateral, including residential mortgage and home equity loans. At September 30, 2018, the Company had outstanding collateral obligations with the FHLBNY of $306 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $233 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At September 30, 2018, the balance of outstanding brokered deposits totaled $45 million. Also, the Company's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At September 30, 2018, the amount available under this facility was approximately $487 million, and there were no advances then outstanding.
The Company measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, the Company believes that the available liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At September 30, 2018, the basic liquidity ratio, including the FHLBNY collateralized borrowing capacity, was 9.3% of total assets, or $158 million in excess of the internally-set minimum target ratio of 4%.
Because of its consistently favorable credit quality and strong balance sheet, the Company did not experience any significant liquidity constraints in the three-month period ended September 30, 2018 and did not experience any such constraints in recent prior years, back to and including the financial crisis years. The Company has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

# 60

RESULTS OF OPERATIONS
Three Months Ended September 30, 2018 Compared With
Three Months Ended September 30, 2017

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	9/30/2018	9/30/2017	Change	% Change
Net Income	$9,260	$7,416	$1,844	24.9%
Diluted Earnings Per Share	0.64	0.52	0.12	23.1%
Return on Average Assets	1.28%	1.08%	0.20%	18.5%
Return on Average Equity	13.96%	12.07%	1.89%	15.7%

Net income was $9.3 million and diluted earnings per share (EPS) of $.64 for the third quarter of 2018, compared to net income of $7.4 million and diluted EPS of $.52 for the third quarter of 2017. Return on average assets (ROA) for the third quarter of 2018 was 1.28%, up 20 basis points from 1.08% in the third quarter of 2017. In addition, return on average equity (ROE) increased to 13.96% for the third quarter of 2018, up 189 basis points from 12.07% in the third quarter of 2017.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Quarter Ended
	9/30/2018	9/30/2017	Change	% Change
Interest and Dividend Income	$24,495	$21,599	$2,896	13.4%
Tax-Equivalent Adjustment	376	966	(590)	(61.1)%
Interest and Dividend Income (Tax-equivalent) (2)	24,871	22,565	2,306	10.2%

Interest Expense	3,498	1,949	1,549	79.5%
Net Interest Income	20,997	19,650	1,347	6.9%
Net Interest Income (Tax-equivalent) (2)	21,373	20,616	757	3.7%
Average Earning Assets (1)	2,757,020	2,597,277	159,743	6.2%
Average Interest-Bearing Liabilities	2,110,924	2,012,802	98,122	4.9%

Yield on Earning Assets (1)	3.52%	3.30%	0.22%	6.7%
Yield on Earning Assets (Tax-equivalent) (1) (2)	3.58	3.45	0.13%	3.8%
Cost of Interest-Bearing Liabilities	0.66	0.38	0.28%	73.7%

Net Interest Spread	2.86	2.92	(0.06)%	(2.1)%
Net Interest Spread (Tax-equivalent) (2)	2.92	3.07	(0.15)%	(4.9)%

Net Interest Margin	3.02	3.00	0.02%	0.7%
Net Interest Margin (Tax-equivalent) (2)	3.08	3.15	(0.07)%	(2.2)%
(1) Includes Nonaccrual Loans.
(2) See "Use of Non-GAAP Financial Measures" on page 40; reported on a fully taxable basis using a marginal federal tax rate of 35% for 2017, 21% for 2018.
Net interest income for the just completed quarter, on a GAAP basis, increased by $1.3 million, or 6.9%, from the third quarter of 2017, due, in part, to an increase in average earning assets of 6.2%, as compared to the 4.9% increase in average interest-bearing liabilities. In addition, net interest margin increased 2 basis points in the third quarter of 2018 to 3.02%, from 3.00% during the third quarter of 2017. The composition of average earning assets during the 2018 period includes more relatively higher yielding loans again this quarter, with less relatively lower yielding investment securities due to the strategy of not reinvesting a portion of the securities maturing during the quarter. Earning asset yields were 22 basis points higher in the 2018 quarter due to the continued increase in market yields and the higher composition of loans in earning assets. The cost of interest-bearing liabilities increased 28 basis points quarter over quarter due to rate-sensitive deposit customers continuing to reallocate their deposit investments to higher yielding money market savings products and time deposits, especially time deposits over $250,000. In this rising rate environment, the cost of brokered deposits and overnight borrowings from the FHLBNY increased in the 2018 quarter. The Company defines net interest margin as net interest income divided by average earning assets, annualized. The Company defines tax-equivalent net interest margin as net interest income on a tax-equivalent basis divided by average earning assets, annualized. Tax-equivalent net interest margin, as well as tax-equivalent net interest income, from

# 61

which the margin is derived, are non-GAAP financial measures. (See the discussion under "Use of Non-GAAP Financial Measures," on page 40, and the tabular information and notes on pages 41 through 44, regarding the Company's reasons for using these and other non-GAAP measures and the reconciliation thereof to comparable GAAP measures.) Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 56, the provision for loan losses for the third quarter of 2018 was $586 thousand, compared to a provision of $800 thousand for the 2017 quarter.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	9/30/2018	9/30/2017	Change	% Change
Income From Fiduciary Activities	$2,262	$2,116	$146	6.9%
Fees for Other Services to Customers	2,605	2,453	152	6.2%
Insurance Commissions	2,024	2,113	(89)	(4.2)%
Net Gain on Securities	114	10	104	1,040.0%
Net Gain on the Sale of Loans	54	182	(128)	(70.3)%
Other Operating Income	291	267	24	9.0%
Total Noninterest Income	$7,350	$7,141	$209	2.9%

Total noninterest income in the current quarter was $7.4 million, up $209 thousand from total noninterest income for the third quarter of 2017.     Income from fiduciary activities for the third quarter of 2018 increased by $146 thousand, or 6.9% over the third quarter of 2017 due to favorable equity market returns.
Fees for other services to customers increased to $2.6 million for the third quarter of 2018. In addition to service charge income on deposits, this category also includes debit card interchange income, revenue related to the sale of mutual funds to customers by third party providers, and servicing income on sold loans. Debit card usage by customers continues to grow, which has had (and if such growth persists, will continue to have) a positive impact on debit card fee income.
The $104 thousand increase in net gain on securities between the periods was primarily due to the change in the fair value of marketable equity securities as compared to the third quarter of 2017. For periods prior to 2018, accounting guidance resulted in these gains being recorded as a component of accumulated comprehensive income.
Net gain on the sale of loans in the third quarter of 2018 decreased by $128 thousand from the third quarter of 2017. This decrease was a result of a decrease in loan sale volume. See page 51 for the discussion of loan sales.
Insurance commissions decreased to $2.0 million for the third quarter of 2018 compared to $2.1 million for the third quarter of 2017 due to the increased competition for commercial insurance clients in the Company's markets.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	9/30/2018	9/30/2017	Change	% Change
Salaries and Employee Benefits	$9,771	9,382	$389	4.1%
Occupancy Expense of Premises, Net	1,132	1,145	(13)	(1.1)%
Furniture and Equipment Expense	1,130	1,226	(96)	(7.8)%
FDIC and FICO Assessments	218	225	(7)	(3.1)%
Amortization	65	69	(4)	(5.8)%
Other Operating Expense	3,710	3,501	209	6.0%
Total Noninterest Expense	$16,026	$15,548	$478	3.1%
Efficiency Ratio	55.79%	55.79%	—%	—%

Noninterest expense for the third quarter of 2018 was $16.0 million, an increase of $478 thousand, or 3.1%, from the expense for the third quarter of 2017. The increase in salaries and benefits quarter-over-quarter was due to salary increases. Pursuant to ASU 2017-07 Compensation-Retirement Benefits, Arrow has reclassified the non-service cost components of its retirement plans from salaries and benefits to other operating expenses. The increase in other operating expense was due to increased loan costs combined with increased spending on technology. The reductions in the other noninterest expense categories were due to the ongoing expense control program.
The efficiency ratio was 55.79% for both the third quarter of 2018 and for the comparable 2017 quarter. The efficiency ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect an institution's operating efficiency. The Company calculates the efficiency ratio as the ratio of noninterest expense (excluding, under the Company's definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 40 of this Report under the heading "Use of Non-GAAP Financial Measures" and the related tabular information and notes on pages 41 through 44 of this Report. The efficiency ratio

# 62

included by the Federal Reserve Board in its "Bank Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does the Company's calculation), but unlike the Company's ratio does not exclude intangible asset amortization from the numerator. The Company's efficiency ratios in recent periods have generally compared favorably to the ratios of the peer group as disclosed in the Fed's Performance Reports (see page 39 for a discussion of the peer group). For the three-month period ended June 30, 2018 (the most recent reporting period for which peer group information is available), the peer group's efficiency ratio was 65.87% compared to the Company's ratio of 55.38% (not adjusted for the definitional difference).

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	9/30/2018	9/30/2017	Change	% Change
Provision for Income Taxes	$2,475	$3,027	$(552)	(18.2)%
Effective Tax Rate	21.1%	29.0%	(7.9)	(27.2)
The effective tax rate for the 2018 quarter reflects the impact of the Tax Act which decreased the federal statutory income tax rate from 35% in 2017 to 21% in 2018.

# 63

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2018 Compared With
Nine Months Ended September 30, 2017

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	9/30/2018	9/30/2017	Change	% Change
Net Income	$27,521	$21,255	$6,266	29.5%
Diluted Earnings Per Share	1.90	1.48	0.42	28.4
Return on Average Assets	1.30%	1.06%	0.24%	22.6
Return on Average Equity	14.32%	11.86%	2.46%	20.7

Net income was $27.5 million and diluted earnings per share (EPS) of $1.90 for the first nine months of 2018, compared to net income of $21.3 million and diluted EPS of $1.48 for the first nine months of 2017. Return on average assets (ROA) for the first nine months of 2018 was 1.30%, an increase of 22.6% from 1.06% for the first nine months of 2017. In addition, return on average equity (ROE) increased to 14.32% for the first nine months of 2018 from 11.86% for the first nine months of 2017.

    The following narrative discusses the period-to-period changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Nine Months Ended
	9/30/2018	9/30/2017	Change	% Change
Interest and Dividend Income	$70,503	$62,522	$7,981	12.8%
Tax-Equivalent Adjustment	1,335	2,863	(1,528)	(53.4)%
Interest and Dividend Income (Tax-equivalent) (2)	71,838	65,385	6,453	9.9%

Interest Expense	8,142	5,184	2,958	57.1%
Net Interest Income	62,361	57,338	5,023	8.8%
Net Interest Income (Tax-equivalent) (2)	63,696	60,201	3,495	5.8%
Average Earning Assets (1)	2,701,001	2,550,076	150,925	5.9%
Average Interest-Bearing Liabilities	2,087,445	1,998,746	88,699	4.4%

Yield on Earning Assets (1)	3.49%	3.28%	0.21%	6.4%
Yield on Earning Assets (Tax-equivalent) (1) (2)	3.56	3.43	0.13%	3.8%
Cost of Interest-Bearing Liabilities	0.52	0.35	0.17%	48.6%

Net Interest Spread	2.97	2.93	0.04%	1.4%
Net Interest Spread (Tax-equivalent) (2)	3.04	3.08	(0.04)%	(1.3)%

Net Interest Margin	3.09	3.01	0.08%	2.7%
Net Interest Margin (Tax-equivalent) (2)	3.15	3.16	(0.01)%	(0.3)%
(1) Includes Nonaccrual Loans
(2) See "Use of Non-GAAP Financial Measures" on page 40; reported on a fully taxable basis using a marginal federal tax rate of 35% for 2017, 21% for 2018.
Net interest income on a GAAP basis, for the nine-month period ended September 30, 2018 increased by $5.0 million, or 8.8%, over the 2017 amount due to the positive impact of a 5.9% increase in the level of average earning assets as compared to the 4.4% increase in average interest-bearing liabilities, and due to an increase in net interest margin for the period. For the first nine months of 2018, net interest margin increased to 3.09% from the 3.01% for the first nine months of 2017. The composition of average earning assets during the 2018 period continued to include more relatively higher yielding loans and less relatively lower yielding investment securities due to the strategy of not reinvesting a portion of the maturing securities. Earning assets yields were 21 basis points higher in the 2018 period due to the continued increase in market yields and the higher composition of loans in earning assets. The cost of interest-bearing liabilities increased 17 basis points in the 2018 period due to rate-sensitive deposit customers continuing to reallocate their deposit investments to higher yielding money market savings products and time deposits, especially time deposits over $250,000. In this continued rising rate environment, the cost of brokered deposits and overnight borrowings from the FHLBNY increased in the 2018 period. The Company defines net interest margin as net interest income divided by average earning assets, annualized. The Company defines tax-equivalent

# 64

net interest margin as net interest income on a tax-equivalent basis divided by average earning assets, annualized.Tax-equivalent net interest margin, as well as tax-equivalent net interest income, from which the margin is derived, are non-GAAP financial measures. (See the discussion under "Use of Non-GAAP Financial Measures," on page 40, and the tabular information and notes on pages 41 through 44, regarding net interest margin and tax-equivalent net interest income, which are commonly used non-GAAP financial measures.) Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 56, the provision for loan losses for the first nine months of 2018 was $1.96 million, compared to a provision of $1.58 million for the 2017 period.

Noninterest Income
Summary of Noninterest Income

(Dollars in Thousands)

	Nine Months Ended
	9/30/2018	9/30/2017	Change	% Change
Income From Fiduciary Activities	7,106	6,284	$822	13.1%
Fees for Other Services to Customers	7,555	6,875	680	9.9
Insurance Commissions	6,119	6,426	(307)	(4.8)
Net Gain on Securities	355	10	345	3,450.0
Net Gain on the Sale of Loans	115	431	(316)	(73.3)
Other Operating Income	900	867	33	3.8
Total Noninterest Income	$22,150	$20,893	$1,247	6.0%

Total noninterest income in the first nine months of 2018 was $22.2 million, an increase of $1.3 million, or 6.0%, from total noninterest income of $20.9 million for the first nine months of 2017. Fees for other services to customers, the largest segment of noninterest income, increased 9.9% to $7.6 million for the first nine months of 2018, as compared to $6.9 million the first nine months of 2017.
Income from fiduciary activities for the first nine months of 2018 increased by $822 thousand, or 13.1% over the first nine months of 2017 due to the closing of a large estate in the second quarter of 2018 and favorable equity market returns. Insurance commissions declined 4.8% to $6.1 million for the first nine months of 2018, compared to $6.4 million in the first nine months of 2017 due to the increased competition for commercial insurance clients in the Company's markets.
The $345 thousand increase in net gain on securities between the periods was primarily due to a change in the fair value of marketable equity securities as compared to the third quarter of 2017, pursuant to Accounting Standards Update 2016-01. See the discussion on the investment securities portfolio beginning on page 54 of this Report.
The increase in other operating income between the periods was due to the fact that the Company recognized losses in the 2017 period from the investment in regional business incubation enterprises (limited partnerships), and a small gain in the 2018 period, in addition to various credits and fees collected, none of which were individually material.
Net gain on the sale of loans in the first nine months of 2018 decreased by $316 thousand, or 73.3% from the first nine months of 2017. This decrease was a result of lower loan sale volume which is consistent with the Company's business strategy to sell fewer earning assets, in favor of retaining them in the loan portfolio. See page 51 for the discussion of loan sales.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Nine Months Ended
	9/30/2018	9/30/2017	Change	% Change
Salaries and Employee Benefits	$28,952	$27,740	$1,212	4.4%
Occupancy Expense of Premises, Net	3,742	3,761	(19)	(0.5)
Furniture and Equipment Expense	3,481	3,649	(168)	(4.6)
FDIC and FICO Assessments	658	679	(21)	(3.1)
Amortization	197	210	(13)	(6.2)
Other Operating Expense	11,144	10,622	522	4.9
Total Noninterest Expense	$48,174	$46,661	$1,513	3.2
Efficiency Ratio	56.12%	57.29%	(1.17)%	(2.0)

Noninterest expense for the first nine months of 2018 was $48.2 million, an increase of $1.5 million, or 3.2%, from the expense for the first nine months of 2017. This increase on a year-over-year basis represents less than the growth in average total loans or in average total assets between the same two periods. The Company's efficiency ratio was 56.12% for the first nine months of 2018, down by 1.17%, representing an improvement as compared to the ratio for the comparable 2017 period. This ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect operating efficiency. The Company calculates the efficiency ratio as the ratio of noninterest expense (excluding, under the Company's definition, intangible asset amortization) to (i) net

# 65

interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 40 of this Report under the heading "Use of Non-GAAP Financial Measures" and the related tabular information and notes on pages 41 through 44 of this Report.
Salaries and employee benefits expense increased 4.4% in the first nine months of 2018 over the 2017 period, reflecting an increase of 4.8% in salaries and an increase of 3.2% in benefits. The increase in salary expense was due in part to staffing expansion and merit increases. The increase in the benefits expense was primarily due to increases in pension expense combined with awards related to the Company's short term incentive plan during the 2018 period. Pursuant to ASU 2017-07 Compensation-Retirement Benefits Arrow has reclassified the non-service cost components of retirement plans from salaries and benefits to other operating expenses.
Other operating expenses increased 4.9% in the first nine months of 2018 compared to the 2017 period primarily due to increased loan costs combined with increased spending on technology.
Furniture and Equipment Expense decreased by 4.6% due to reduced depreciation expense recorded in the first first nine months of 2018 compared to the 2017 period. FDIC and FICO assessments decreased by $21 thousand for the first nine months of 2018, as compared to the first nine months of 2017. This decrease is primarily the result of a reduction in the requirements for community banks of Arrow's size and a repositioning of balance sheet components on which the assessment is based.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Nine Months Ended
	9/30/2018	9/30/2017	Change	% Change
Provision for Income Taxes	$6,855	$8,735	$(1,880)	(21.5)%
Effective Tax Rate	19.9%	29.1%	(9.2)	(31.6)
The decrease in the effective tax rate in the first nine months of 2018 over the first nine months of 2017, was primarily attributable to the impact of the Tax Act which decreased the federal statutory income tax rate from 35% in 2017 to 21% in 2018.

# 66

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

As of September 30, 2018:

	Change in Interest Rate		Policy Limit
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(2.70)%	1.20%	(10.00)%
Calculated change in Net Interest Income - Year 2	2.20%	2.00%	(15.00)%

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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

# 67

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
There were no unregistered sales of the Company's equity securities by or on behalf of the Company during the just-completed quarter.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its common stock during the quarter ended September 30, 2018:

Third Quarter 2018 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
July	2,594	$37.56	—	$4,610,800
August	2,888	38.55	—	4,610,800
September	22,168	37.40	5,500	4,404,627
Total	27,650	37.54	5,500
1 The total number of shares purchased by the Company and the average price paid per share listed in columns (A) and (B) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, and (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans ("LTIPs") in connection with their stock-for-stock exercise of such options. In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow through such methods: July - DRIP purchases (1,574 shares) and stock-for-stock exercises (1,020 shares); August - DRIP purchases (2,298 shares) and stock-for-stock exercises (590 shares); and September - DRIP purchases (12,934 shares), stock-for-stock exercises (3,734 shares) and repurchased under the publicly-announced Repurchase Program (5,500 shares.)
2 Includes only those shares acquired by Arrow pursuant to its 2018 stock repurchase program.  The only publicly-announced stock repurchase program in effect for the third quarter of 2018 was the program approved by the Board of Directors and announced in October 2017, under which the Board authorized management, in its discretion, to repurchase from time to time during 2018, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions (the "2018 stock repurchase program").
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None

# 68

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

# 69

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

November 8, 2018	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

November 8, 2018	/s/Edward J. Campanella
Date	Edward J. Campanella, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 70