Form 10-K
period 2018-12-31
ARROW FINANCIAL CORP
filed 2019-03-08
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes       x   No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $510,085,420
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2019
Common Stock, par value $1.00 per share	14,465,928

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2019 (Part III).

ARROW FINANCIAL CORPORATION
FORM 10-K

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2019.

# 2

NOTE ON TERMINOLOGY
In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “the Company,” “we,” “us,” and “our,” generally refer to Arrow Financial Corporation and subsidiaries as a group, except where the context indicates otherwise.  At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 68 domestic (U.S.-based) bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s most recent “Bank Holding Company Performance Report” (which is the Performance Report for the most recently available period ending September 30, 2018), and peer group data has been derived from such Report.  This peer group is not, however, identical to either of the peer groups comprising the two bank indices included in the stock performance graphs on pages 20 and 21 of this Report.

THE COMPANY AND ITS SUBSIDIARIES
Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National/GFNB) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National/SNB) whose main office is located in Saratoga Springs, New York.  Active subsidiaries of Glens Falls National include Upstate Agency, LLC (an insurance agency that sells property and casualty insurance agency and also specializes in selling and servicing group health care policies and life insurance), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds) and Arrow Properties, Inc. (a real estate investment trust, or REIT). Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

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

These forward-looking statements may not be exhaustive, are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  You should not place undue reliance on any such forward-looking statements. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to:

•	rapid and dramatic changes in economic and market conditions;

•	sharp fluctuations in interest rates, economic activity, or consumer spending patterns;

•	sudden changes in the market for products we provide, such as real estate loans;

•
significant changes in banking or other laws and regulations, including both enactment of new legal or regulatory measures (e.g., the Economic Growth, Regulatory Relief and Consumer Protection Act ("Economic Growth Act"), the Tax Cuts and Jobs Act of 2017 ("Tax Act") and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank")) or the modification or elimination of pre-existing measures;

•
significant changes in U.S. monetary or fiscal policy, including new or revised monetary programs or targets adopted or announced by the Federal Reserve ("monetary tightening or easing") or significant new federal legislation materially affecting the federal budget ("fiscal tightening or expansion");

•	competition from other sources (e.g., non-bank entities);

•	similar uncertainties inherent in banking operations or business generally, including technological developments and changes; and

•	other risks detailed from time to time within our filings with the Securities and Exchange Commission ("SEC").
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

# 3

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

PART I
Item 1. Business

A. GENERAL
Our holding company, Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow owns two nationally- chartered banks in New York (Glens Falls National and Saratoga National), and through such banks indirectly owns various non-

# 4

bank subsidiaries, including an insurance agency, a registered investment adviser and a REIT. See "The Company and Its Subsidiaries," above.

Subsidiary Banks (dollars in thousands)
	Glens Falls National	Saratoga National
Total Assets at Year-End	$2,444,624	$542,244
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$1,282,364	$103,388
Date Organized	1851	1988
Employees (full-time equivalent)	462	54
Offices	30	10
Counties of Operation	Warren, Washington, Saratoga, Essex & Clinton	Saratoga, Albany, Rensselaer, & Schenectady
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The holding company’s business consists primarily of the ownership, supervision and control of our two banks, including the banks' subsidiaries.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks. There were 516 full-time equivalent employees, including 58 employees within our insurance agency affiliate, at December 31, 2018.
We offer a broad range of commercial and consumer banking and financial products.  Our deposit base consists of deposits derived principally from the communities we serve.  We target our lending activities to consumers and small- and mid-sized companies in our regional geographic area. In addition, through an indirect lending program we acquire consumer loans from an extensive network of automobile dealers that operate in a larger area of upstate New York, and in central and southern Vermont. Through our banks' trust operations, we provide retirement planning, trust and estate administration services for individuals, and pension, profit-sharing and employee benefit plan administration for corporations.

B. LENDING ACTIVITIES
Arrow engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing. We also maintain an active indirect lending program through our sponsorship of automobile dealer programs under which we purchase consumer auto loans, primarily from dealers that meet pre-established specifications.  From time to time, we sell a portion of our residential real estate loan originations into the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and other governmental agencies. Normally, we retain the servicing rights on mortgage loans originated and sold by us into the secondary markets, subject to our periodic determinations on the continuing profitability of such activity.
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

# 5

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

The FRB and the OCC have broad regulatory, examination and enforcement authority. The FRB and the OCC conduct regular examinations of the entities they regulate. In addition, banking organizations are subject to requirements for periodic reporting to the regulatory authorities.  The FRB and OCC have the authority to implement various remedies if they determine that the financial condition, capital, asset quality, management, earnings, liquidity or other aspects of a banking organization's operations are unsatisfactory or if they determine the banking organization is violating or has violated any law or regulation. The authority of the federal bank regulators over banking organizations includes, but is not limited to, prohibiting unsafe or unsound practices; requiring affirmative action to correct a violation or unsafe or unsound practice; issuing administrative orders; requiring the organization to increase capital; requiring the organization to sell subsidiaries or other assets; restricting dividends, distributions and repurchases of the organization's stock; restricting the growth of the organization; assessing civil money penalties; removing officers and directors; and terminating deposit insurance. The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices for certain other reasons.

Regulatory Supervision of Other Arrow Subsidiaries

The insurance agency subsidiary of Glens Falls National is subject to the licensing and other provisions of New York State Insurance Law and is regulated by the New York State Department of Financial Services. Arrow's investment adviser subsidiary is subject to the licensing and other provisions of the federal Investment Advisers Act of 1940 and is regulated by the SEC.

Regulation of Transactions between Banks and their Affiliates

Transactions between banks and their "affiliates" are regulated by Sections 23A and 23B of the Federal Reserve Act (FRA). Each of our organization's non-bank subsidiaries (other than the business trusts we formed to issue our TRUPs) is a subsidiary of one of our banks, and also is an "operating subsidiary" under Sections 23A and 23B. This means the non-bank subsidiary is considered to be part of the bank that owns it and thus is not an affiliate of that bank for purposes of Section 23A and 23B. However, each of our two banks is an affiliate of the other bank, under Section 23A, and Arrow, the holding company, is also an affiliate of each bank under both Sections 23A and 23B. Extensions of credit that a bank may make to affiliates, or to third parties secured by securities or obligations of the affiliates, are substantially limited by the FRA and the Federal Deposit Insurance Act (FDIA). Such acts further restrict the range of permissible transactions between a bank and any affiliate, including a bank affiliate. Furthermore, under the FRA, a bank may engage in certain transactions, including loans and purchases of assets, with a non-bank affiliate, only if certain special conditions, including collateral requirements for loans, are met and if the other terms and conditions of the transaction, including interest rates and credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions by the bank with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered by the bank to non-affiliated companies.

Regulatory Capital Standards

An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
Bank Capital Rules. In July 2013, federal bank regulators, including the FRB and the OCC, approved their revised bank capital rules aimed at implementing capital requirements pursuant to Dodd-Frank. These rules were also intended to coordinate U.S. bank capital standards with the then-current drafts of the Basel III proposed bank capital standards for all of the developed world's banking organizations. The federal regulators' revised capital rules (the "Capital Rules"), which impose significantly higher minimum capital ratios on U.S. financial institutions than the rules they replaced, became effective for Arrow and its subsidiary banks on January 1, 2015, with full phase in by 2019.
These Capital Rules consist of two basic types of capital measures, a leverage ratio and set of risk-based capital measures. Within these two broad types of rules, however, significant changes were made in the revised Capital Rules, as discussed as follows.

# 6

Leverage Ratio. The Capital Rules increased the minimum required leverage ratio from 3.0% to 4.0%. The leverage ratio continues to be defined as the ratio of the institution's "Tier 1" capital (as defined under the new leverage rule) to total tangible assets (again, as defined under the revised leverage rule).
Risk-Based Capital Measures. Risk-based capital measures assign various risk weightings to all of the institution's assets, by asset type, and to certain off balance sheet items, and then establish minimum levels of capital to the aggregate dollar amount of such risk-weighted assets. Under the risk-based Capital Rules, there are 8 major risk-weighted categories of assets (although there are several additional super-weighted categories for high-risk assets that are generally not held by community banking organizations like Arrow's). The Capital Rules include a measure called the "common equity tier 1 capital ratio" (CET1). For this ratio, only common equity (basically, common stock plus surplus plus retained earnings) qualifies as capital (i.e., CET1). Preferred stock and trust preferred securities, which qualified as Tier 1 capital under the old Tier 1 risk-based capital measure (and continue to qualify as capital under the revised Tier 1 risk-based capital measure), are not included in CET1 capital. Technically, under these rules, CET1 capital also includes most elements of accumulated other comprehensive income (AOCI), including unrealized securities gains and losses, as part of both total regulatory capital (numerator) and total assets (denominator). However, smaller banking organizations like Arrow's were given the opportunity to make a one-time irrevocable election to include or not to include certain elements of AOCI, most notably unrealized securities gains or losses. Arrow made such an election, i.e., not to include unrealized securities gains and losses in calculating our CET1 ratio under the Capital Rules. The minimum CET1 ratio under these rules, effective January 1, 2015, is 4.50%, which will remain constant throughout the phase-in period.
Consistent with the general theme of higher capital levels, the Capital Rules also increased the minimum ratio for Tier 1 risk-based capital from 4.0% to 6.0%, effective January 1, 2015. The minimum level for total risk-based capital under the Capital Rules remained at 8.0%.
The Capital Rules incorporate a capital concept, the so-called "capital conservation buffer" (set at 2.5%, after full phase-in), which must be added to each of the minimum required risk-based capital ratios (i.e., the minimum CET1 ratio, the minimum Tier 1 risk-based capital ratio and the minimum total risk-based capital ratio). The capital conservation buffer is being phased-in over four years beginning January 1, 2016 (see the table below). When, during economic downturns, an institution's capital begins to erode, the first deductions from a regulatory perspective would be taken against the conservation buffer. To the extent that such deductions should erode the buffer below the required level (2.5% of total risk-based assets after full phase-in), the institution will not necessarily be required to replace the buffer deficit immediately, but will face restrictions on paying dividends and other negative consequences until the buffer is fully replenished.
Also under the Capital Rules, and as required under Dodd-Frank, TRUPs issued by small- to medium-sized banking organizations (such as Arrow) that were outstanding on the Dodd-Frank grandfathering date for TRUPS (May 19, 2010) will continue to qualify as tier 1 capital, up to a limit of 25% of tier 1 capital, until the TRUPs mature or are redeemed, subject to certain limitations. See the discussion of grandfathered TRUPs in Section E ("CAPITAL RESOURCES AND DIVIDENDS") of Item 7.

The following is a summary of the definitions of capital under the various risk-based measures in the Capital Rules:

Common Equity Tier 1 Capital (CET1): Equals the sum of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income (AOCI), and qualifying minority interests, minus applicable regulatory adjustments and deductions. Such deductions will include AOCI, if the organization has exercised its irrevocable option not to include AOCI in capital (Arrow made such an election). Mortgage-servicing assets, deferred tax assets, and investments in financial institutions are limited to 15% of CET1 in the aggregate and 10% of CET1 for each such item individually.
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

The following table presents the transition schedule applicable to Arrow and its subsidiary banks under the Capital Rules:

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

These minimum capital ratios, especially the CET1 ratio (4.5%) and the enhanced Tier 1 risk-based capital ratio (6.0%), which began to apply to the Company on January 1, 2015, represent a heightened and more restrictive capital regime than institutions previously had to meet, and the four year phase-in of the regulatory capital buffer, which began January 1, 2016, will add to the stress on the Company's profitability.

# 7

At December 31, 2018, Arrow and its two subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the revised Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, and including in the case of each risk-based ratio, the phased-in portion of the capital buffer. See Note 19, Regulatory Matters, to the notes to our Consolidated Financial Statements for a presentation of our period-end ratios for 2018 and 2017.
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Economic Growth Act") , was enacted to modify or remove certain legal requirements, including some requirements related to capital standards implemented under Dodd-Frank. While the Economic Growth Act maintains much of the regulatory structure established by Dodd-Frank, it amends certain aspects of that regulatory framework, including certain capital requirements. These Economic Growth Act changes could result in meaningful regulatory relief regarding capital standards for community banking organizations, such as Arrow's. See the discussion of this item under "2018 Regulatory Reform."

Regulatory Capital Classifications. Under applicable banking law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  The regulators have established five capital classifications for banking institutions, ranging from the highest category of "well-capitalized" to the lowest category of "critically under-capitalized". Under the Capital Rules, a banking institution is considered "well-capitalized" if it meets the following capitalization standards on the date of measurement: a CET1 risk-based capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater, and a total risk-based capital ratio of 10.00% or greater, provided the institution is not subject to any regulatory order or written directive regarding capital maintenance.
As of December 31, 2018, Arrow and its two subsidiary banks qualified as "well-capitalized" under the revised capital classification scheme.

2018 Regulatory Reform. The Economic Growth Act was signed into law May 24, 2018. Some of its provisions were written to take effect immediately; others have later specified effective dates and still others are open-ended, to be implemented by rule-making. This legislation includes a variety of provisions that are intended to affect community banking institutions such as Arrow, including the following:

•
The federal bank regulatory agencies are directed to establish a "community bank leverage ratio" ("CBLR") of between 8% and 10%, calculated by dividing tangible equity capital by average total consolidated assets of "qualifying community banks" that meet certain requirements to be set by those regulatory agencies.  A qualifying community bank is a depository institution or bank holding company with less than $10 billion in total assets that meets other requirements to be established by the regulators.  If a qualifying community bank exceeds the community bank leverage ratio, it will be deemed to have met all applicable capital and leverage requirements, including the generally applicable leverage capital requirements and risk-based capital requirements and (if the community bank is a depository institution) the "well capitalized" requirement under the federal "prompt corrective action" capital standards.  This new community bank leverage ratio is intended to reduce the burden of compliance with regard to regulatory capital adequacy for qualifying community banks. However, this alternative capital standard will not be effective until the federal bank regulatory authorities adopt rules for its implementation.

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

•
Financial institutions with less than $10 billion in total assets that meet certain requirements will be exempt from the Volcker Rule proprietary trading requirements implemented under the Dodd Frank Act.

On November 21, 2018, federal banking regulators issued a notice of proposed rulemaking which defines a qualifying “community bank” to include banks or bank holding companies with total consolidated assets of less than $10 billion in addition to other qualifications. The proposed rule would set the threshold for the Community Bank Leverage Ratio (CBLR) at greater than 9 percent, calculated as the ratio of “CBLR tangible equity” divided by “average total consolidated assets.” Based on the parameters of this proposed rulemaking, the CBLR for Arrow and both subsidiary banks is estimated to exceed the 9 percent threshold. However, these proposed rules are not yet final, and the terms of the rules may change before becoming final. Upon effectiveness, the final rules may impact Arrow’s capital options and requirements, although the potential impact of the final rules on Arrow will remain uncertain until those final rules are issued.  Until those rules become final, the enhanced bank capital standards promulgated under Dodd-Frank will remain applicable to Arrow.

Dividend Restrictions; Other Regulatory Sanctions

A holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business, including for example, through acquisitions of additional banking organizations or permitted non-bank companies, may be restricted if its capital falls below minimum regulatory capital ratios or fails to meet other informal capital guidelines that the regulators may apply from time to time to specific banking organizations.  In addition to these potential regulatory limitations on payment of dividends, our holding company's ability to pay dividends to our shareholders, and our subsidiary banks' ability to pay dividends to our holding

# 8

company are also subject to various restrictions under applicable corporate laws, including banking laws (which affect our subsidiary banks) and the New York Business Corporation Law (which affects our holding company). The ability of our holding company and banks to pay dividends or repurchase shares in the future is, and is expected to continue to be, influenced by regulatory policies, the Capital Rules and other applicable law.
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
Cybersecurity
In addition to the provisions in the Gramm-Leach-Bliley Act relating to data security (discussed below), Arrow and its subsidiaries are subject to many federal and state laws, regulations and regulatory interpretations which impose standards and requirements related to cybersecurity. For example, in February 2018, the Securities and Exchange Commission ("SEC") issued the "Commission Statement and Guidance on Public Company Cybersecurity Disclosures" to assist public companies in preparing disclosures about cybersecurity risks and incidents. With the increased frequency and magnitude of cybersecurity incidents, the SEC indicated that it is critical that public companies take all required actions to inform investors about material cybersecurity risks and incidents in a timely fashion. Additionally, in October 2018 the SEC issued the "Report of Investigation Pursuant to Section 21(a) of the Securities Exchange Act of 1934 Regarding Certain Cyber-Related Frauds Perpetrated Against Public Companies and Related Internal Controls Requirements" which cited business email compromises that led to the incidents and that internal accounting controls may need to be reassessed in light of these emerging risks.
In March 2015, federal regulators issued related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Financial institutions that fail to observe this regulatory guidance on cybersecurity may be subject to various regulatory sanctions, including financial penalties.
Anti-Money Laundering and OFAC
Under the Patriot Act and other federal anti-money laundering law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The U.S. Department of the Treasury's Office of Foreign Assets Control, or "OFAC," is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If Arrow finds a name on any transaction, account or wire transfer that is on an OFAC list, Arrow must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. The U.S. Treasury Department's Financial Crises Enforcement Network ("FinCEN") issued a final rule in 2016 increasing customer due diligence requirements for banks, including adding a requirement to identify and verify the identity of beneficial owners of customers that are legal entities, subject to certain exclusions and exemptions. The Company has established procedures for compliance with these requirements.
The USA Patriot Act

The USA Patriot Act, initially adopted in 2001 and re-adopted by the U.S. Congress in 2006 with certain changes (the "Patriot Act"), imposes substantial record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers.  The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act's requirements.  The Patriot Act requires all financial institutions, including banks, to maintain certain anti-money laundering compliance, customer identification and due diligence programs.  Compliance with the provisions of the Patriot Act results in substantial costs on all financial institutions.
Reserve Requirements
Pursuant to regulations of the FRB, all banking organizations are required to maintain average daily reserves at mandated ratios against their transaction accounts and certain other types of deposit accounts. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.

# 9

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
Privacy and Confidentiality Laws
Arrow and its subsidiaries are subject to a variety of laws that regulate customer privacy and confidentiality. The Gramm-Leach-Bliley Act requires financial institutions to adopt privacy policies, to restrict the sharing of nonpublic customer information with nonaffiliated parties upon the request of the customer, and to implement data security measures to protect customer information. Certain state laws may impose additional privacy and confidentiality restrictions. The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, regulates use of credit reports, providing of information to credit reporting agencies and sharing of customer information with affiliates, and sets identity theft prevention standards.

The Dodd-Frank Act

Dodd-Frank significantly changed the regulatory structure for financial institutions and their holding companies, for example, through provisions requiring the Capital Rules. Among other provisions, Dodd-Frank implemented corporate governance revisions that apply to all public companies, not just financial institutions and permanently increased the FDIC’s standard maximum deposit insurance amount to $250,000, changed the FDIC insurance assessment base to assets rather than deposits and increased the reserve ratio for the deposit insurance fund to ensure the future strength of the fund. The federal prohibition on the payment of interest on certain demand deposits was repealed, thereby permitting depository institutions to pay interest on business transaction accounts. Dodd-Frank established a new federal agency, the Consumer Financial Protection Bureau (the “CFPB”), centralizing significant aspects of consumer financial protection under this agency. Limits were imposed for debit card interchange fees for issuers that have assets greater than $10 billion, which also could affect the amount of interchange fees collected by financial institutions with less than $10 billion in assets. Dodd-Frank also imposed new requirements related to mortgage lending, including prohibitions against payment of steering incentives and provisions relating to underwriting standards, disclosures, appraisals and escrows. The Volcker Rule prohibited banks and their affiliates from engaging in proprietary trading and investing in certain unregistered investment companies.
Federal banking regulators and other agencies including, among others, the FRB, the OCC and the CFPB, have been engaged in extensive rule-making efforts under Dodd-Frank, and the 2018 Economic Growth Act has impacted certain Dodd-Frank requirements, as explained above.

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

# 10

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

Deposit Insurance Laws and Regulations

In February 2011, the FDIC finalized a new assessment system that took effect in the second quarter of 2011.  The final rule changed the assessment base from domestic deposits to average assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the Deposit Insurance Fund. The changes went into effect in the second quarter of 2011.  The rule (as mandated by Dodd-Frank) finalizes a target size for the Deposit Insurance Fund Reserve Ratio at 2.0% of insured deposits. It also implements a lower assessment rate schedule when the ratio reaches 1.15% (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2.0% and 2.5%.
In August 2016, the FDIC announced that the reserve ratio reached 1.17% at the end of June 2016. This represents the highest level the ratio has reached in more than eight years. The reduction in assessment rates went into effect in the third quarter of 2016. We are unable to predict whether or to what extent the FDIC may elect to impose additional special assessments on insured institutions in upcoming years, if bank failures should once again become a significant problem.
In January 2019, both of the Company's banking subsidiaries received preliminary notification of eligibility for small bank assessment credits. These credits are related to the Deposit Insurance Recovery Fund Reserve Ratio reaching 1.36% and may reduce the banks' future quarterly assessments.

D. RECENT LEGISLATIVE DEVELOPMENTS

Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”)

In May 2018, the Economic Growth Act, was enacted to modify or remove certain legal requirements, including some requirements imposed under Dodd-Frank. While the Economic Growth Act maintains much of the regulatory structure established by Dodd-Frank, it amends certain aspects of that regulatory framework . Many of these changes could result in meaningful regulatory relief for community banking organizations, such as Arrow's.

Health Care Reform

Various proposals have been discussed for consideration that would substantially modify various health care laws. At present, we are not able to estimate the likelihood of adoption of any such provisions or the potential impact thereof if adopted.

The Tax Cuts and Jobs Act of 2017 ("Tax Act")

On December 22, 2017, Tax Act was enacted. A number of provisions have impacted us including the following:

•
Tax Rate. The Tax Act replaced the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% tax rate. This reduction will generally result in future increased earnings and capital and reduced our net deferred tax liability. Generally accepted accounting principles ("GAAP") requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, a benefit of $1.1 million was recorded in the fourth quarter of 2017 which represents the impact of the re-measurement of net deferred tax liabilities.

•
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

•
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

# 11

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

F. COMPETITION
We face intense competition in all markets we serve.  Competitors include traditional local commercial banks, savings banks and credit unions, non-traditional internet-based lending alternatives, as well as local offices of major regional and money center banks.  Like all banks, we encounter strong competition in the mortgage lending space from a wide variety of other mortgage originators, all of whom are principally affected in this business by the rate and terms set, and the lending practices established from time-to-time by the very large government sponsored enterprises ("GSEs") engaged in residential mortgage lending, most importantly, “Fannie Mae” and “Freddie Mac.” For many years, these GSEs have purchased and/or guaranteed a very substantial percentage of all newly-originated mortgage loans in the U.S.. Additionally, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market funds, mutual funds, credit card companies and wealth management enterprises offer substantive equivalents of the various other types of loan and financial products and services and transactional accounts that we offer, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to us.  Under federal banking laws, such non-banking financial organizations not only may offer products and services comparable to those offered by commercial banks, but also may establish or acquire their own commercial banks.

# 12

G. EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of the executive officers of Arrow and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas J. Murphy	60
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

Edward J. Campanella	51
Senior Vice President, Treasurer and Chief Financial Officer of Arrow since September 5, 2017. Mr. Campanella also serves as Executive Vice President, Treasurer and Chief Financial Officer of GFNB. Mr. Campanella joined the Company in 2017. Previously, he served as Chief Financial Officer for National Union Bank of Kinderhook in Kinderhook, NY (2016-2017). He was Senior Vice President, Treasurer and Director of Finance at Opus Bank in Irvine, CA (2013-2016). Prior to that he served as First Vice President and Treasurer of Cambridge Savings Bank in Cambridge, MA (2006-2013).

David S. DeMarco	57
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

David D. Kaiser	58
Senior Vice President of Arrow since February 1, 2015. Mr. Kaiser has also served as Executive Vice President of GFNB since 2012 and as Chief Credit Officer of GFNB since 2011. Previously, he served as the Corporate Banking Manager for GFNB from 2005 to 2011. Mr. Kaiser started with the Company in 2000.

Andrew J. Wise	52
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
Certain of the capital requirements of Dodd-Frank and the related regulations will be impacted by the Economic Growth Act, which was enacted in 2018. The Economic Growth Act created a “community bank leverage ratio” standard for qualifying banking organizations as an alternative to the Dodd-Frank risk-based capital regime. However, this alternative capital standard will not be effective until the federal bank regulatory authorities adopt rules for its implementation. Such rules have been proposed, but are not yet final, and the terms of the rules may change before becoming final. Upon effectiveness, the final rules may impact Arrow’s capital options and requirements, although the potential impact of the final rules on Arrow will remain uncertain until those final rules are issued. Until these Economic Growth Act rules become final, the enhanced bank capital standards promulgated under Dodd-Frank will remain applicable to Arrow.

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

# 14

In addition, our loan quality is affected by the condition of the economy. Like all financial institutions, we maintain an allowance for loan losses to provide for probable loan losses at the balance sheet date. Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio and other factors. While we have continued to enjoy a very high level of quality in our loan portfolio generally and very low levels of loan charge-offs and non-performing loans, if the economy in our geographic market area should deteriorate to the point that recessionary conditions return, or if the regional or national economy experiences a protracted period of stagnation, the quality of our loan portfolio may weaken so significantly that our allowance for loan losses may not be adequate to cover actual or expected loan losses. In such events, we may be required to increase our provisions for loan losses and this could materially and adversely affect financial results. Moreover, weak or worsening economic conditions often lead to difficulties in other areas of our business, including growth of our business generally, thereby compounding the negative effects on earnings.

We face continuing and growing security risks to our information base including the information we maintain relating to our customers, and any breaches in the security systems we have implemented to protect this information could have a material negative effect on our business operations and financial condition. In the ordinary course of business, Arrow relies on electronic communications and information systems to conduct our operations and to store sensitive data. Arrow employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. Arrow employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. We have implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including the security and privacy of all confidential customer information. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect our business operations from every type of cybersecurity or other security problem in every situation, whether as a result of systems failures, human error or negligence, cyberattacks, security breaches, fraud or misappropriation. Any failure or circumvention of these controls could have a material adverse effect on our business operations and financial condition. Notwithstanding the strength of our defensive measures, the threat from cyberattacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, Arrow has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks or other security problems, our systems and those of our customers and third-party service providers are under constant threat. Risks and exposures related to cybersecurity attacks or other security problems are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats and issues, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.
The computer systems and network infrastructure that we use are always vulnerable to unforeseen disruptions, including theft of confidential customer information (“identity theft”) and interruption of service as a result of fire, natural disasters, explosion, general infrastructure failure, cyberattacks or other security problems. These disruptions may arise in our internally developed systems, or the systems of our third-party service providers or may originate from the actions of our consumer and business customers who access our systems from their own networks or digital devices to process transactions. Information security and cyber security risks have increased significantly in recent years because of consumer demand to use the Internet and other electronic delivery channels to conduct financial transactions. Cybersecurity risk and other security problems are a major concern to financial services regulators and all financial service providers, including our Company. These risks are further exacerbated due to the increased sophistication and activities of organized crime, hackers, terrorists and other disreputable parties. We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks or unauthorized access remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers. In addition, if we fail to observe any of the cybersecurity requirements in federal or state laws, regulations or regulatory guidance, we could be subject to various sanctions, including financial penalties.

The Company relies on the operations of our banking subsidiaries to provide liquidity which, if limited, could impact our ability to pay dividends to our shareholders or to repurchase our common stock. We are a bank holding company, a separate legal entity from our subsidiaries. Our bank holding company does not have significant operations of its own. The ability of our subsidiaries, including our bank and insurance subsidiaries, to pay dividends is limited by various statutes and regulations. It is possible, depending upon the financial condition of our subsidiaries and other factors, that our subsidiaries might be restricted at some point in their ability to pay dividends to the holding company, including by a bank regulator asserting that the payment of such dividends or other payments would constitute an unsafe or unsound practice. In addition, under federal banking law, we are subject to consolidated capital requirements at the holding company level. If our holding company or its bank subsidiaries are required to retain or increase capital, we may not be able to maintain our cash dividends or pay dividends at all, or to repurchase shares of our common stock.

Changes in federal, state or local tax laws may negatively impact our financial performance. As in the case of the Tax Act, we are subject to changes in tax law that could impact our effective tax rates. These law changes may be retroactive to previous

# 15

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

Our business could suffer if we lose key personnel unexpectedly or if employee wages increase significantly. Our success depends, in large part, on our ability to retain our key personnel for the duration of their expected terms of service. On an ongoing basis, we prepare and review back-up plans, in the event key personnel are unexpectedly rendered incapable of performing or depart or resign from their positions. However, any sudden unexpected change at the senior management level may adversely affect our business. In addition, should our industry begin to experience a shortage of qualified employees, we, like other financial institutions, may have difficulty attracting and retaining entry level or higher bracket personnel and also may experience, as a result of such shortages or the enactment of higher minimum wage laws locally or nationwide, increased salary expense, which would likely negatively impact our results of operations.

Federal banking statutes and regulations could change in the future, which may adversely affect our Company and certain players in the financial industry as a whole. We are subject to extensive federal and state banking regulations and supervision. Banking laws and regulations are intended primarily to protect bank depositors’ funds (and indirectly the Federal Deposit Insurance Fund) as well as bank retail customers, who may lack the sophistication to understand or appreciate bank products and services. These laws and regulations generally are not, however, aimed at protecting or enhancing the returns on investment enjoyed by bank shareholders.
Our depositor/customer awareness of the changing regulatory environment is particularly true of the set of laws and regulations under Dodd-Frank, which were passed in the aftermath of the 2008-09 financial crisis and in large part were intended to better protect bank customers (and to some degree, banks) against a wide variety of lending products and aggressive lending practices that pre-dated the crisis and are seen as having contributed to its severity. Although not all banks offered such products or engaged in such practices, all banks are affected by these laws and regulations to some degree.
Dodd-Frank restricts our lending practices, requires us to expend substantial additional resources to safeguard customers, significantly increases our regulatory burden, and subjects us to significantly higher minimum capital requirements which, in the long run, may serve as a drag on our earnings, growth and ultimately on our dividends and stock price (the Dodd-Frank capital standards are separately addressed in a previous risk factor).
Although the Economic Growth Act and similar initiatives may mitigate the impact of Dodd-Frank, other statutory and regulatory changes could add to the existing regulatory burden imposed on banking organizations like ours resulting in a potential material adverse effect on our financial condition and results of operations.

# 16

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other anti-money laundering laws and regulations could result in fines or sanctions and restrictions on conducting acquisitions or establishing new branches. The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. Federal anti-money laundering rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, and restrictions on conducting acquisitions or establishing new branches. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

The Company is subject to the Community Reinvestment Act ("CRA") and fair lending laws, and failure to comply with these laws could lead to material penalties. CRA the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Our industry is faced with technological advances and changes on a continuing basis, and failure to adapt to these advances and changes could have a material adverse impact on our business. Technological advances and changes in the financial services industry are pervasive and constant. The retail financial services sector, like many other retail goods and services sectors, is constantly evolving, involving new delivery and communications systems and technologies that are extraordinarily far-reaching and impactful. For us to remain competitive, we must comprehend and adapt to these systems and technologies. Proper implementation of new technologies can increase efficiency, decrease costs and help to meet customer demand. However, many of our competitors have greater resources to invest in technological advances and changes. We may not always be successful in utilizing the latest technological advances in offering our products and services or in otherwise conducting our business. Failure to identify, consider, adapt to and implement technological advances and changes could have a material adverse effect on our business.

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

The Company's allowance for possible loan and lease losses may be insufficient, and an increase in the allowance would reduce earnings. The allowance is established through a provision for loan and lease losses based on management’s evaluation of the risks inherent in our loan portfolio and the general economy. The allowance is based upon a number of factors, including the size of the loan and lease portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan and lease loss experience and loan underwriting policies. In addition, we evaluate all loans and leases identified as problem loans and augment the allowance based upon our estimation of the potential loss associated with those problem loans and leases. Additions to our allowance for loan and lease losses decrease our net income. If the evaluation we perform in connection with establishing loan and lease loss reserves is wrong, our allowance for loan and lease losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results. Our regulators, in reviewing our loan and lease portfolio as part of a regulatory examination, may from time to time require us to increase our allowance for loan and lease losses, thereby negatively affecting our earnings, financial condition and capital ratios at that time. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control. Additions to the allowance could have a negative impact on our results of operations.

The increasing complexity of our operations presents varied risks that could affect our earnings and financial condition. We process a large volume of transactions on a daily basis and are exposed to numerous types of risks related to internal processes, people and systems. These risks include, but are not limited to, the risk of fraud by persons inside or outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, breaches of data security, human error or negligence, and our internal control system and compliance with a complex array of consumer and safety and soundness regulations. We could also experience additional loss as a result of potential legal actions that could arise as a result of operational deficiencies or as a result of noncompliance with applicable laws and regulations.

# 17

We have established and maintain a system of internal controls that provides management with information on a timely basis and allows for the monitoring of compliance with operational standards. These systems have been designed to manage operational risks at an appropriate, cost effective level. Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. Losses from operational risks may still occur, however, including losses from the effects of operational errors.

Natural disasters, acts of war or terrorism and other external events could negatively impact the Company. Natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Our management has established disaster recovery policies and procedures that are expected to mitigate events related to natural or man-made disasters; however, the occurrence of any such event and the impact of an overall economic decline resulting from such a disaster could have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments - None

Item 2. Properties

Our main office is at 250 Glen Street, Glens Falls, New York.  The building is owned by us and serves as the main office for Arrow and Glens Falls National, our principal subsidiary bank. The main office of our other banking subsidiary, Saratoga National, is in Saratoga Springs, New York. We own twenty-eight branch banking offices, lease twelve branch banking offices and lease two residential loan origination offices, all at market rates. Our insurance agency is co-located in eight bank-owned branches, three leased insurance offices and two owned stand-alone buildings. We also lease office space in buildings and parking lots near our main office in Glens Falls as well as a back-up site for business continuity purposes.
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

Item 4. Mine Safety Disclosures - None

# 18

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Global Select Market of the National Association of Securities Dealers, Inc. ("NASDAQ®") Stock Market under the symbol AROW.
Based on information received from our transfer agent and various brokers, custodians and agents, we estimate there were approximately 7,700 beneficial owners of Arrow’s common stock at December 31, 2018. Arrow has no other class of stock outstanding.

Equity Compensation Plan Information
The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2018.  These equity compensation plans were (i) our 2013 Long-Term Incentive Plan ("LTIP"), and its predecessors, our 2008 Long-Term Incentive Plan and our 1998 Long-Term Incentive Plan; (ii) our 2014 Employee Stock Purchase Plan ("ESPP"); and (iii) our 2013 Directors' Stock Plan ("DSP").  All of these plans have been approved by Arrow's shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Restricted Stock Units, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)(2)	287,899	25.37	370,102
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	287,899		370,102

(1)
The total of 287,899 shares listed in column (a) includes 284,522 which are issuable pursuant to outstanding stock options and 3,377 which are issuable pursuant to restricted stock units all granted under the LTIP or its predecessor plans.

(2)
The total of 370,102 shares listed in column (c) includes (i) 261,614 shares of common stock available for future award grants under the LTIP, (ii) 91,657 shares of common stock available for future issuance under the ESPP, and (iii) 16,831 shares of common stock available for future issuance under the DSP.

# 19

STOCK PERFORMANCE GRAPHS

The following two graphs provide a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the NASDAQ Banks Index and the Zacks $1B-$5B Bank Assets Index.
The first graph presents comparative stock performance for the five-year period from December 31, 2013 to December 31, 2018 and the second graph presents comparative stock performance for the fifteen-year period from December 31, 2003 to December 31, 2018.
The historical information in the graphs and accompanying tables may not be indicative of future performance of Arrow stock on the various stock indices.

	TOTAL RETURN PERFORMANCE Period Ending
Index	2013	2014	2015	2016	2017	2018
Arrow Financial Corporation	100.00	109.59	114.57	181.56	161.42	161.33
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
NASDAQ Banks Index	100.00	105.08	114.45	154.96	165.08	137.07
Zacks $1B - $5B Bank Assets Index	100.00	108.03	116.76	161.47	174.08	153.75

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2019.

# 20

[

	TOTAL RETURN PERFORMANCE Period Ending
Index	2003	2004	2005	2006	2007	2008	2009	2010
Arrow Financial Corporation	100.00	118.58	106.58	108.20	101.28	123.94	132.30	156.43
Russell 2000 Index	100.00	118.44	123.78	146.52	144.22	95.49	121.43	154.03
NASDAQ Banks Index	100.00	114.52	111.86	125.60	99.40	72.47	60.30	71.71
Zacks $1B - $5B Bank Assets Index	100.00	116.74	114.01	127.88	107.38	87.68	75.27	85.54

	TOTAL RETURN PERFORMANCE (Cont'd.) Period Ending
Index	2011	2012	2013	2014	2015	2016	2017	2018
Arrow Financial Corporation	143.40	162.12	182.92	200.46	209.58	332.12	295.27	295.11
Russell 2000 Index	147.60	171.73	238.39	250.05	239.02	289.96	332.44	295.83
NASDAQ Banks Index	64.14	76.73	109.82	115.40	125.69	170.18	181.29	150.53
Zacks $1B - $5B Bank Assets Index	83.73	98.75	128.58	138.91	150.13	207.62	223.83	197.70

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2019.

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

# 21

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about repurchases by Arrow during the three months ended December 31, 2018 of our common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Fourth Quarter 2018 Calendar Month	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	1,991	$36.78	—	$4,404,627
November	10,410	35.03	—	4,404,627
December	14,865	33.00	—	4,404,627
Total	27,266	34.05	—

1The total number of shares purchased and the average price paid per share listed in columns (a) and (b) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, and (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans ("LTIPs") in connection with their stock-for-stock exercise of such options, and shares repurchased by Arrow pursuant to its publicly-announced stock repurchase program.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased by Arrow through such methods:  October - DRIP purchases (1,991 shares); November - DRIP purchases (2,580 shares), stock-for-stock option exercises (7,830 shares); and December - DRIP purchases (14,865 shares).
2Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs.  Our only publicly-announced stock repurchase program in effect for the fourth quarter of 2018 was the program approved by the Board of Directors and announced in October 2017, under which the Board authorized management, in its discretion, to repurchase from time to time during 2018, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions (the "2018 Program"). Arrow had no repurchases of its shares in the fourth quarter of 2018 under the 2018 Program. In January 2019, the Board authorized a repurchase program for the period January 30, 2019 through December 31, 2019 similar to its 2018 program, which also authorizes management to repurchase up to $5 million of stock for the period January 30, 2019 through December 31, 2019.

# 22

Item 6. Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA
Arrow Financial Corporation and Subsidiaries
(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2018	2017	2016	2015	2014
Interest and Dividend Income	96,503	$84,657	$76,915	$70,738	$66,861
Interest Expense	12,485	7,006	5,356	4,813	5,767
Net Interest Income	84,018	77,651	71,559	65,925	61,094
Provision for Loan Losses	2,607	2,736	2,033	1,347	1,848
Net Interest Income After Provision for Loan Losses	81,411	74,915	69,526	64,578	59,246
Noninterest Income	28,736	28,093	27,854	27,995	28,206
Net Gains (Losses) on Securities Transactions	213	(448)	(22)	129	110
Noninterest Expense	(65,055)	(62,705)	(59,609)	(57,430)	(54,028)
Income Before Provision for Income Taxes	45,305	39,855	37,749	35,272	33,534
Provision for Income Taxes	9,026	10,529	11,215	10,610	10,174
Net Income	$36,279	$29,326	$26,534	$24,662	$23,360
Per Common Share: [1]
Basic Earnings	$2.52	$2.05	$1.87	$1.75	$1.66
Diluted Earnings	2.50	2.04	1.86	1.74	1.66
Per Common Share: [1]
Cash Dividends	$1.00	$0.95	$0.92	$0.90	$0.88
Book Value	18.63	17.40	16.28	15.13	14.29
Tangible Book Value [2]	16.99	15.71	14.56	13.37	12.46
Consolidated Year-End Balance Sheet Data:
Total Assets	$2,988,334	$2,760,465	$2,605,242	$2,446,188	$2,217,420
Securities Available-for-Sale	317,535	300,200	346,996	402,309	366,139
Securities Held-to-Maturity	283,476	335,907	345,427	320,611	302,024
Loans	2,196,215	1,950,770	1,753,268	1,573,952	1,413,268
Nonperforming Assets [3]	6,782	7,797	7,186	8,924	8,162
Deposits	2,345,584	2,245,116	2,116,546	2,030,423	1,902,948
Federal Home Loan Bank Advances	279,000	160,000	178,000	137,000	51,000
Other Borrowed Funds	74,659	84,966	55,836	43,173	39,421
Stockholders’ Equity	269,584	249,603	232,852	213,971	200,926
Selected Key Ratios:
Return on Average Assets	1.27%	1.09%	1.06%	1.05%	1.07%
Return on Average Equity	13.96	12.14	11.79	11.86	11.79
Dividend Payout Ratio [4]	40.00	46.57	49.46	51.72	53.01
Average Equity to Average Assets	9.10	8.96	8.95	8.88	9.05

1Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent September 27, 2018 3% stock dividend.
2Tangible book value excludes goodwill and other intangible assets from total equity.
3Nonperforming assets consist of nonaccrual loans, loans past due 90 or more days but still accruing interest, repossessed assets, restructured loans, other real estate owned and nonaccrual investments.
4Dividend Payout Ratio – cash dividends per share to fully diluted earnings per share.

# 23

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information Dollars in thousands, except per share amounts Share and per share amounts have been restated for the September 2018 3% stock dividend

Quarter Ended	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017
Net Income	$8,758	$9,260	$9,730	$8,531	$8,071
Transactions Recorded in Net Income (Net of Tax):
Net (Loss) Gain on Security Transactions	—	—	—	—	(278)
Net Changes in Fair Value of Equity Investments	(106)	85	166	13	—
Tax Benefit from Net Deferred Tax Liability Revaluation	—	—	—	—	1,116
Share and Per Share Data: [1]
Period End Shares Outstanding	14,472	14,441	14,424	14,368	14,348
Basic Average Shares Outstanding	14,451	14,431	14,394	14,354	14,322
Diluted Average Shares Outstanding	14,514	14,520	14,480	14,436	14,426
Basic Earnings Per Share	$0.61	$0.64	$0.68	$0.59	$0.56
Diluted Earnings Per Share	0.60	0.64	0.67	0.59	0.56
Cash Dividend Per Share	0.260	0.252	0.243	0.243	0.243
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$34,782	$30,522	$28,543	$27,978	$27,047
Investment Securities	637,341	636,847	647,913	642,442	660,043
Loans	2,160,435	2,089,651	2,026,598	1,971,240	1,930,590
Deposits	2,347,231	2,279,709	2,325,202	2,305,736	2,284,206
Other Borrowed Funds	315,172	314,304	219,737	184,613	187,366
Shareholders’ Equity	268,503	263,139	256,358	251,109	247,253
Total Assets	2,954,031	2,879,854	2,823,061	2,763,706	2,744,180
Return on Average Assets, annualized	1.18%	1.28%	1.38%	1.25%	1.17%
Return on Average Equity, annualized	12.94%	13.96%	15.22%	13.78%	12.95%
Return on Average Tangible Equity, annualized [2]	14.20%	15.36%	16.80%	15.24%	14.36%
Average Earning Assets	2,831,438	2,757,020	2,703,054	2,641,660	2,617,680
Average Paying Liabilities	2,189,233	2,110,924	2,100,085	2,050,661	2,029,811
Interest Income	26,000	24,495	23,590	22,418	22,135
Tax-Equivalent Adjustment [3]	376	376	468	491	980
Interest Income, Tax-Equivalent [3]	26,376	24,871	24,058	22,909	23,115
Interest Expense	4,343	3,498	2,628	2,016	1,821
Net Interest Income	21,657	20,997	20,962	20,402	20,314
Net Interest Income, Tax-Equivalent [3]	22,033	21,373	21,430	20,893	21,294
Net Interest Margin, annualized	3.03%	3.02%	3.11%	3.13%	3.08%
Net Interest Margin, Tax-Equivalent, annualized [3]	3.09%	3.08%	3.18%	3.21%	3.23%
Efficiency Ratio Calculation: [4]
Noninterest Expense	$16,881	$16,026	$16,192	$15,955	$16,045
Less: Intangible Asset Amortization	65	65	66	67	69
Net Noninterest Expense	$16,816	$15,961	$16,126	$15,888	$15,976
Net Interest Income, Tax-Equivalent	$22,033	$21,373	$21,430	$20,893	$21,294
Noninterest Income	6,799	7,350	7,911	6,888	6,752
Less: Net (Loss) Gain on Security Transactions	—	—	—	—	(458)
Less: Net Changes in Fair Value of Equity Investments	(142)	114	223	18	—
Net Gross Income	28,974	28,609	29,118	27,763	$28,504
Efficiency Ratio	58.04%	55.79%	55.38%	57.23%	56.05%
Period-End Capital Information: [5]
Total Stockholders’ Equity (i.e. Book Value)	$269,584	$264,810	$259,488	$252,734	$249,603
Book Value per Share [1]	18.63	18.34	17.99	17.59	17.40
Goodwill and Other Intangible Assets, net	23,725	23,827	23,933	24,045	24,162
Tangible Book Value per Share [1,2]	16.99	16.69	16.33	15.92	15.71
Tier 1 Leverage Ratio	9.61%	9.67%	9.65%	9.62%	9.49%
Common Equity Tier 1 Capital Ratio	12.89%	12.89%	13.01%	12.97%	12.89%
Tier 1 Risk-Based Capital Ratio	13.87%	13.90%	14.04%	14.03%	13.97%
Total Risk-Based Capital Ratio	14.86%	14.90%	15.06%	15.04%	14.99%
Assets Under Trust Administration & Investment Mgmt	$1,385,752	$1,551,289	$1,479,753	$1,470,191	$1,452,994

# 24

Selected Twelve-Month Information Dollars in thousands, except per share amounts Share and per share amounts have been restated for the September 2018 3% stock dividend

	2018	2017	2016
Net Income	$36,279	$29,326	$26,534
Transactions Recorded in Net Income (Net of Tax):
Net Loss on Security Transactions	$—	$(275)	$(13)
Net Changes in Fair Value of Equity Investments	158	—	—

Period End Shares Outstanding[1]	14,472	14,348	14,304
Basic Average Shares Outstanding[1]	14,408	14,310	14,206
Diluted Average Shares Outstanding[1]	14,488	14,406	14,297
Basic Earnings Per Share[1]	$2.52	$2.05	$1.87
Diluted Earnings Per Share[1]	2.50	2.04	1.86
Cash Dividends Per Share[1]	1.00	0.95	0.92
Average Assets	$2,855,753	$2,693,946	$2,513,645
Average Equity	259,835	241,466	224,969
Return on Average Assets	1.27%	1.09%	1.06%
Return on Average Equity	13.96	12.14	11.79
Average Earning Assets	$2,734,160	$2,567,116	$2,388,042
Average Interest-Bearing Liabilities	2,113,102	2,006,575	1,896,351
Interest Income	96,503	84,657	76,915
Interest Income, Tax-Equivalent*	98,214	88,501	80,636
Interest Expense	12,485	7,006	5,356
Net Interest Income	84,018	77,651	71,559
Net Interest Income, Tax-Equivalent*	85,729	81,495	75,280
Net Interest Margin	3.07%	3.02%	3.00%
Net Interest Margin, Tax-Equivalent*	3.14%	3.17%	3.15%
Efficiency Ratio Calculation*[4]
Noninterest Expense	65,055	$62,705	$59,609
Less: Intangible Asset Amortization	263	279	297
Net Noninterest Expense	$64,792	$62,426	$59,312
Net Interest Income, Tax-Equivalent	$85,729	$81,495	$75,280
Noninterest Income	28,949	27,645	27,832
Less: Net (Loss) Gain on Security Transactions	—	(448)	(22)
Less: Net Changes in Fair Value of Equity Investments	213	—	—
Net Gross Income, Adjusted	$114,465	$109,588	$103,134
Efficiency Ratio*	56.60%	56.96%	57.51%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.61%	9.49%	9.47%
Total Stockholders’ Equity (i.e. Book Value)	$269,584	$249,603	$232,852
Book Value per Share	18.63	17.40	16.28
Intangible Assets	23,725	24,162	24,569
Tangible Book Value per Share [2]	16.99	15.71	14.56
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans	0.05%	0.06%	0.06%
Provision for Loan Losses as a Percentage of Average Loans	0.13%	0.15%	0.12%
Allowance for Loan Losses as a Percentage of Period-End Loans	0.92%	0.95%	0.97%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	365.74%	312.37%	309.31%
Nonperforming Loans as a Percentage of Period-End Loans	0.25%	0.31%	0.31%
Nonperforming Assets as a Percentage of Total Assets	0.23%	0.28%	0.28%

*See "Use of Non-GAAP Financial Measures" on page 4.

# 25

Arrow Financial Corporation
Reconciliation of Non-GAAP Financial Information
(Dollars In Thousands, Except Per Share Amounts)

Footnotes:

1.	Share and per share data have been restated for the September 27, 2018, 3% stock dividend.

2.
Non-GAAP Financial Measure Reconciliation: Tangible Book Value, Tangible Equity, and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance.

		12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017
	Total Stockholders' Equity (GAAP)	$269,584	$264,810	$259,488	$252,734	$249,603
	Less: Goodwill and Other Intangible assets, net	23,725	23,827	23,933	24,045	24,162
	Tangible Equity (Non-GAAP)	$245,859	$240,983	$235,555	$228,689	$225,441

	Period End Shares Outstanding	14,472	14,441	14,424	14,368	14,348
	Tangible Book Value per Share (Non-GAAP)	$16.99	$16.69	$16.33	$15.92	$15.71
	Net Income	8,758	9,260	9,730	8,531	8,071
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	14.20%	15.36%	16.80%	15.24%	14.36%

3.
Non-GAAP Financial Measure Reconciliation: Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance.

		12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017
	Interest Income (GAAP)	$26,000	$24,495	$23,590	$22,418	$22,135
	Add: Tax Equivalent Adjustment (Non-GAAP)	376	376	468	491	980
	Interest Income - Tax Equivalent (Non-GAAP)	$26,376	$24,871	$24,058	$22,909	$23,115

	Net Interest Income (GAAP)	$21,657	$20,997	$20,962	$20,402	$20,314
	Add: Tax-Equivalent adjustment (Non-GAAP)	376	376	468	491	980
	Net Interest Income - Tax Equivalent (Non-GAAP)	$22,033	$21,373	$21,430	$20,893	$21,294
	Average Earning Assets	2,831,438	2,757,020	2,703,054	2,641,660	2,617,680
	Net Interest Margin (Non-GAAP)	3.09%	3.08%	3.18%	3.21%	3.23%

4.
Non-GAAP Financial Measure Reconciliation: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. We believe the efficiency ratio provides investors with information that is useful in understanding our financial performance. We define our efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted).

5.
For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with bank regulatory capital rules. All prior quarters reflect actual results. The December 31, 2018 CET1 ratio listed in the tables (i.e., 12.89%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017
	Total Risk Weighted Assets	2,046,495	1,999,849	1,934,890	1,889,719	1,856,242
	Common Equity Tier 1 Capital	283,913	257,852	259,488	265,066	259,378
	Common Equity Tier 1 Ratio	12.89%	12.89%	13.01%	12.97%	12.89%

# 26

CRITICAL ACCOUNTING ESTIMATES

The significant accounting policies, as described in Note 2 - Summary of Significant Accounting Policies to the notes to the Consolidated Financial Statements are essential in understanding the Management Discussion and Analysis. Many of the significant accounting policies require complex judgments to estimate the values of assets and liabilities. The Company has procedures and processes in place to facilitate making these judgments. The more judgmental estimates are summarized in the following discussion. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, the Company has used the factors that are believed to represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact the results of operations.

Allowance for loan losses: The allowance for loan losses represents management’s estimate of probable losses inherent in the Company’s loan portfolio. The process for determining the allowance for loan losses is discussed in Note 2, Summary of Significant Accounting Policies and Note 5, Loans, to the notes to the Consolidated Financial Statements. The Company evaluates the allowance at the portfolio segment level and the portfolio segments are commercial, commercial real estate, residential real estate, and consumer loans. Due to the variability in the drivers of the assumptions used in this process, estimates of the portfolio’s inherent risks and overall collectability change with changes in the economy, individual industries, and borrowers’ ability and willingness to repay their obligations. The degree to which any particular assumption affects the allowance for loan losses depends on the severity of the change and its relationship to the other assumptions. Key judgments used in determining the allowance for loan losses for individual commercial loans include credit quality indicators, collateral values and estimated cash flows for impaired loans. For pools of loans the Company considers the historical net loss experience, and as necessary, adjustments to address current events and conditions, considerations regarding economic uncertainty, and overall credit conditions. The historical loss factors incorporate a rolling twelve quarter look-back period for each loan segment in order to reduce the volatility associated with improperly weighting short-term fluctuations. The process of determining the level of the allowance for loan losses requires a high degree of judgment. Any downward trend in the economy, regional or national, may require the Company to increase the allowance for loan losses resulting in a negative impact on the results of operations and financial condition.

# 27

A. OVERVIEW

The following discussion and analysis focuses on and reviews our results of operations for each of the years in the three-year period ended December 31, 2018 and our financial condition as of December 31, 2018 and 2017.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of 2018 Financial Results: Net income for 2018 of $36.3 million increased 23.7% over the results for 2017. Diluted earnings per share ("EPS") for 2018 was $2.50, an increase of $0.46, or 22.5% from EPS in 2017. Financial performance ratios were strong for 2018, including the return on average equity ("ROE") of 13.96%, compared to 12.14% for 2017 year, and return on average assets ("ROA") for 2018 of 1.27% compared to 1.09% for 2017.

Factors contributing to the positive results for the current year compared to the comparable year are as follows:

Net interest income on a GAAP basis increased 8.2% to $84.0 million primarily due to the increase in total interest and dividend income of $11.8 million. Net interest margin on a GAAP basis improved to 3.07% for 2018 as compared to 3.02% for 2017. Interest and fees on loans increased $11.4 million for 2018 mainly due to strong loan growth and higher market rates. Interest expense increased $5.5 million as a result of 4.6% deposit growth, higher market rates and some shifting in the overall funding mix toward higher costing sources. Consistent with prior years, seasonal municipal deposits increased in the fourth quarter. Noninterest income, including net gains on securities, increased $1.3 million in 2018 mainly due to an $838 thousand increase in income from fiduciary activities, an increase of $543 thousand in service fee revenue, and the increase in the net gain on securities. Total noninterest expense increased by $2.4 million, in 2018 primarily due to the $1.1 million increase in salaries and employee benefits and $1.0 million increase in other operating expenses, which included increased loan costs combined with increased spending on technology. In addition to the above, the provision for income taxes decreased $1.5 million, or 14.3%, due to the reduction in tax rates as a result of the Tax Act.

The changes in net income, net interest income and net interest margin between the current and prior year are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 29.

2018 Regulatory Reform: The Economic Growth Act, was signed into law May 24, 2018. Some of its provisions were written to take effect immediately; others have later specified effective dates and still others are open-ended, to be implemented by rule-making. See the discussion of this item under C. SUPERVISION AND REGULATION, "2018 Regulatory Reform" for further details.
The Tax Act was enacted on December 22, 2017. The Company has recorded and reported the effects of the law’s impacts in its financial statements for the periods ended December 31, 2018 and December 31, 2017. See Note 15, Income Taxes, to the notes to our Consolidated Financial Statements for more information.

Regulatory Capital and Increase in Stockholders' Equity: As of December 31, 2018,we continued to exceed by a substantial amount all required minimum capital ratios under the bank regulatory capital rules at both the holding company and bank levels. At that date, both of our banks, as well as our holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the current bank regulatory capital rules. Because of our continued profitability and strong asset quality, our regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present. Pursuant to the Capital Rules under Dodd-Frank, required minimum regulatory capital levels for insured banks and their parent holding companies are scheduled to increase in 2019. As explained above, pursuant to Economic Growth Act, the federal bank regulators are required to implement a simplified community bank leverage ratio capital standard that may be applicable to Arrow and its subsidiary banks to allow them to satisfy all applicable capital and leverage requirements, including the currently applicable risk-based capital ratio requirements.  The implementation of the new community bank leverage ratio standards will be subject to the notice and comment procedures of rulemaking.  The Economic Growth Act does not impose a deadline for this rulemaking.  The federal bank regulators have issued a proposed rule to implement the "community bank leverage ratio", but that rule is not final, and is subject to change. The Company anticipates that, when this new standard is implemented, it may simplify capital adequacy compliance requirements for community banks and holding companies such as Arrow.
Total Stockholders' equity was $269.6 million at December 31, 2018, an increase of $20.0 million, or 8.0%, from the year earlier level. The components of the change in stockholders' equity since year-end 2017 are presented in the Consolidated Statement of Changes in Stockholders' Equity on page 58. Total book value per share increased by 7.1% over the prior year level. At December 31, 2018, tangible book value per share, a non-GAAP financial measure calculated based on tangible book value (total stockholders' equity minus intangible assets including goodwill) was $16.99, an increase of $1.28, or 8.1%, over the December 31, 2017 amount. This increase in total stockholders' equity during 2018 principally reflected the following factors: (i) $36.3 million of net income for the period, plus (ii) $3.5 million of equity received from various stock-based compensation plans, plus (iii) $1.8 million of equity resulting from the dividend reinvestment plan, reduced by (iv) cash dividends of $14.4 million; (v) other comprehensive loss of $5.0 million and (vi) repurchases of our common stock of $2.1 million. As of December 31, 2018, our closing stock price was $32.02, resulting in a trading multiple of 1.88 to our tangible book value. The Board of Directors declared and the Company paid a cash dividend of $0.243 per share for the first two quarters of 2018 and $0.252 per share for the third quarter of 2018, as adjusted for a 3% stock dividend distributed September 27, 2018, a cash dividend of $0.26 per share for the fourth quarter of 2018, and has declared a $0.26 per share cash dividend for the first quarter of 2019.

# 28

Economic trends and loan quality: Economic growth has continued at a modest pace in the Company's market area, while labor markets remained exceptionally tight. Residential real estate revealed mixed results, with the growth in the median sales price slower than the national average. Nonperforming loans were $5.5 million at December 31, 2018, a decrease of $0.4 million, or 7.2%, from year-end 2017. The ratio of nonperforming loans to period-end loans at December 31, 2018 was .25%, a decrease from 0.31% at December 31, 2017 and less than the Company's peer group ratio of 0.61% at September 30, 2018. Loans charged-off (net of recoveries) against the allowance for loan losses was $1.0 million for 2018, a decrease of $165 thousand from 2017. The ratio of net charge-offs to average loans was 0.05% for 2018, compared to the peer group ratio of 0.08% for the period ended September 30, 2018. At December 31, 2018, the allowance for loan losses was $20.2 million, representing 0.92% of total loans, a decrease of 3 basis points from the December 31, 2017 ratio.

The Company's major loan segments are:

◦
Commercial Loans: These loans comprised approximately 6% of the total loan portfolio at period-end. The business sector in the Company's service area, including small- and mid-sized businesses with headquarters in the area, continued to be in reasonably good financial condition at 2018 year-end.

◦
Commercial Real Estate Loans: These loans comprised approximately 22% of the total loan portfolio at period-end. Commercial property values in the Company's region have remained stable in recent periods. Appraisals on nonperforming and watched CRE properties are updated as deemed necessary, usually when the loan was downgraded or when there has been significant market deterioration since the last appraisal.

◦
Residential Real Estate Loans: These loans, including home equity loans, comprised approximately 39% of the total loan portfolio at period-end. The residential real estate market in the Company's service area has been stable in recent periods. The Company originated nearly all of the residential real estate loans currently held in the loan portfolio and applied conservative underwriting standards to loan originations. The Company typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period, although this ratio has generally declined somewhat in recent periods.

◦
Consumer Loans (Primarily Indirect Automobile Loans): These loans comprise approximately 33% of the total loan portfolio at period-end. Throughout the past three years, the Company did not experience any significant increase in the delinquency rate or in the percentage of nonperforming loans in this segment.

Liquidity and access to credit markets: The Company did not experience any liquidity problems or special concerns during 2018, nor during the prior two years. The terms of the lines of credit with three correspondent banks, the Federal Home Loan Bank of New York ("FHLBNY") and the Federal Reserve Bank have not changed (see the general liquidity discussion on page 47). In general, the Company principally relies on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source. The main liability-based sources are overnight borrowing arrangements with three correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window. Regular liquidity stress tests are performed and the Company periodically tests the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises, including a severe crisis.

Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in their litigation escrow account. On September 18, 2018, Visa issued a press release announcing that they and other defendants entered into a settlement agreement with class plaintiffs in the related litigation case, and they expect the damage class plaintiffs to file a motion for preliminary approval of the settlement with the court. If the settlement is approved and the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. At December 31, 2018, Glens Falls National held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, the Company has not recognized any economic value for these shares.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on our results of operations for December 31, 2018 and the prior two years.

I. NET INTEREST INCOME
Net interest income represents the difference between interest, dividends and fees earned on loans, securities and other earning assets and interest paid on deposits and other sources of funds.  Changes in net interest income result from changes in the level and mix of earning assets and sources of funds (volume) and changes in the yields earned and interest rates paid (rate). Net interest margin is the ratio of net interest income to average earning assets.  Net interest income may also be described as the product of average earning assets and the net interest margin. We will present net interest income in both a GAAP and tax-equivalent basis. As described in the section entitled “Use of Non-GAAP Financial Measures” on page 4 of this Report, for purposes of our presentation of Selected Financial Information in this Report, including in this Item 7, "Management's Discussion and Analysis

# 29

of Financial Conditions and Results of Operations," we include a calculation net interest income on a tax-equivalent basis, producing a non-GAAP financial measure. See the discussion and calculation of our 2018 tax equivalent net interest income and net interest margin on page 4 of this Report.

CHANGE IN NET INTEREST INCOME
(Dollars In Thousands) (GAAP Basis)

	Years Ended December 31,			Change From Prior Year
				2017 to 2018		2016 to 2017
	2018	2017	2016	Amount	%	Amount	%
Interest and Dividend Income	96,503	84,657	76,915	$11,846	14.0%	$7,742	10.1%
Interest Expense	12,485	7,006	5,356	5,479	78.2	1,650	30.8
Net Interest Income	$84,018	$77,651	$71,559	$6,367	8.2%	$6,092	8.5%

CHANGE IN NET INTEREST INCOME
(Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				2017 to 2018		2016 to 2017
	2018	2017	2016	Amount	%	Amount	%
Interest and Dividend Income	98,214	88,501	80,636	$9,713	11.0%	$7,865	9.8%
Interest Expense	12,485	7,006	5,356	5,479	78.2	1,650	30.8
Net Interest Income	$85,729	$81,495	$75,280	$4,234	5.2%	$6,215	8.3%

On a GAAP basis, net interest income was $84.0 million in 2018, an increase of $6.4 million, or 8.2%, from the $77.7 million in 2017.  This compared to an increase of $6.1 million, or 8.5%, from 2016 to 2017.  Factors contributing to the year-to-year changes in net interest income over the three-year period are discussed in the following portions of this Section B.I.

# 30

The following tables reflects the components of our net interest income, setting forth, for years ended December 31, 2018, 2017 and 2016: (i) average balances of assets, liabilities and stockholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets.  Interest income, net interest income and interest rate information are presented on a GAAP and tax-equivalent basis (see the discussion under "Use of Non-GAAP Financial Measures" on page 4 of this Report).  The yield on securities available-for-sale is based on the amortized cost of the securities.  Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP basis)
(Dollars in Thousands)

Years Ended:	2018			2017			2016
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$30,475	$711	2.33%	$25,573	$348	1.36%	$24,950	$152	0.61%
Investment Securities:
Fully Taxable	382,703	8,582	2.24%	390,641	7,884	2.02%	420,885	7,934	1.89%
Exempt from Federal Taxes	258,407	5,563	2.15%	288,655	6,223	2.16%	278,982	6,006	2.15%
Loans	2,062,575	81,647	3.96%	1,862,247	70,202	3.77%	1,663,225	62,823	3.78%
Total Earning Assets	2,734,160	96,503	3.53%	2,567,116	84,657	3.30%	2,388,042	76,915	3.22%
Allowance for Loan Losses	(19,278)			(17,303)			(16,449)
Cash and Due From Banks	36,360			36,175			33,207
Other Assets	104,511			107,958			108,845
Total Assets	$2,855,753			$2,693,946			$2,513,645
Deposits:
Interest-Bearing Checking Accounts	$849,626	1,618	0.19%	$907,113	1,510	0.17%	$912,461	1,279	0.14%
Savings Deposits	753,198	3,457	0.46%	685,782	1,371	0.20%	616,208	931	0.15%
Time Deposits of $250,000 Or More	78,159	1,183	1.51%	32,089	282	0.88%	69,489	453	0.65%
Other Time Deposits	173,151	1,420	0.82%	165,778	950	0.57%	129,084	658	0.51%
Total Interest-Bearing Deposits	1,854,134	7,678	0.41%	1,790,762	4,113	0.23%	1,727,242	3,321	0.19%
Short-Term Borrowings	192,050	2,980	1.55%	140,813	1,148	0.82%	94,109	393	0.42%
FHLBNY Term Advances and Other Long-Term Debt	66,918	1,827	2.73%	75,000	1,745	2.33%	75,000	1,642	2.19%
Total Interest- Bearing Liabilities	2,113,102	12,485	0.59%	2,006,575	7,006	0.35%	1,896,351	5,356	0.28%
Demand Deposits	460,355			421,061			366,956
Other Liabilities	22,461			24,844			25,369
Total Liabilities	2,595,918			2,452,480			2,288,676
Stockholders’ Equity	259,835			241,466			224,969
Total Liabilities and Stockholders’ Equity	$2,855,753			$2,693,946			$2,513,645
Net Interest Income		$84,018			$77,651			$71,559
Net Interest Spread			2.94%			2.95%			2.94%
Net Interest Margin			3.07%			3.02%			3.00%

# 31

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Tax-equivalent basis)
(Dollars in Thousands)

Years Ended:	2018			2017			2016
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$30,475	$711	2.33%	$25,573	$348	1.36%	$24,950	$153	0.61%
Investment Securities:
Fully Taxable	382,703	8,591	2.24%	390,641	7,900	2.02%	420,885	7,950	1.89%
Exempt from Federal Taxes	258,407	6,948	2.69%	288,655	9,507	3.29%	278,982	9,187	3.29%
Loans	2,062,575	81,964	3.97%	1,862,247	70,746	3.80%	1,663,225	63,346	3.81%
Total Earning Assets	2,734,160	98,214	3.59%	2,567,116	88,501	3.45%	2,388,042	80,636	3.38%
Allowance for Loan Losses	(19,278)			(17,303)			(16,449)
Cash and Due From Banks	36,360			36,175			33,207
Other Assets	104,511			107,958			108,845
Total Assets	$2,855,753			$2,693,946			$2,513,645
Deposits:
Interest-Bearing Checking Accounts	$849,626	1,618	0.19%	$907,113	1,510	0.17%	$912,461	1,279	0.14%
Savings Deposits	753,198	3,457	0.46%	685,782	1,371	0.20%	616,208	931	0.15%
Time Deposits of $250,000 Or More	78,159	1,183	1.51%	32,089	282	0.88%	69,489	453	0.65%
Other Time Deposits	173,151	1,420	0.82%	165,778	950	0.57%	129,084	658	0.51%
Total Interest-Bearing Deposits	1,854,134	7,678	0.41%	1,790,762	4,113	0.23%	1,727,242	3,321	0.19%
Short-Term Borrowings	192,050	2,980	1.55%	140,813	1,148	0.82%	94,109	393	0.42%
FHLBNY Term Advances and Other Long-Term Debt	66,918	1,827	2.73%	75,000	1,745	2.33%	75,000	1,642	2.19%
Total Interest- Bearing Liabilities	2,113,102	12,485	0.59%	2,006,575	7,006	0.35%	1,896,351	5,356	0.28%
Demand Deposits	460,355			421,061			366,956
Other Liabilities	22,461			24,844			25,369
Total Liabilities	2,595,918			2,452,480			2,288,676
Stockholders’ Equity	259,835			241,466			224,969
Total Liabilities and Stockholders’ Equity	$2,855,753			$2,693,946			$2,513,645
Net Interest Income		85,729			81,495			75,280
Net Interest Spread			3.00%			3.10%			3.10%
Net Interest Margin			3.14%			3.17%			3.15%
# 32

In the following tables, net interest income components are presented on both a GAAP and tax-equivalent basis.  Changes between periods are attributed to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities.  Changes attributable to both volume and rate have been allocated proportionately between the categories.

Net Interest Income Rate and Volume Analysis
(Dollars in Thousands) (GAAP basis)

	2018 Compared to 2017 Change in Net Interest Income Due to:			2017 Compared to 2016 Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Interest-Bearing Bank Balances	$118	$245	$363	$4	$191	$195
Investment Securities:
Fully Taxable	(161)	859	698	(597)	548	(49)
Exempt from Federal Taxes	(631)	(29)	(660)	189	28	217
Loans	7,659	3,786	11,445	7,545	(166)	7,379
Total Interest and Dividend Income	6,985	4,861	11,846	7,141	601	7,742
Interest Expense:
Deposits:
Interest-Bearing Checking Accounts	(102)	210	108	(8)	239	231
Savings Deposits	147	1,939	2,086	113	327	440
Time Deposits of $250,000 or More	599	302	901	(295)	124	(171)
Other Time Deposits	44	426	470	203	89	292
Total Deposits	688	2,877	3,565	13	779	792
Short-Term Borrowings	529	1,303	1,832	260	495	755
Long-Term Debt	(201)	283	82	—	103	103
Total Interest Expense	1,016	4,463	5,479	273	1,377	1,650
Net Interest Income	$5,969	$398	$6,367	$6,868	$(776)	$6,092

Net Interest Income Rate and Volume Analysis
(Dollars in Thousands) (Tax-equivalent basis)

	2018 Compared to 2017 Change in Net Interest Income Due to:			2017 Compared to 2016 Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Interest-Bearing Bank Balances	$77	$286	$363	$4	$191	$195
Investment Securities:
Fully Taxable	(163)	854	691	(592)	542	(50)
Exempt from Federal Taxes	(929)	(1,630)	(2,559)	318	2	320
Loans	7,853	3,365	11,218	7,563	(163)	7,400
Total Interest and Dividend Income	6,838	2,875	9,713	7,293	572	7,865
Interest Expense:
Deposits:
Interest-Bearing Checking Accounts	(102)	210	108	(8)	239	231
Savings Deposits	147	1,939	2,086	113	327	440
Time Deposits of $250,000 or More	599	302	901	(295)	124	(171)
Other Time Deposits	44	426	470	203	89	292
Total Deposits	688	2,877	3,565	13	779	792
Short-Term Borrowings	529	1,303	1,832	260	495	755
Long-Term Debt	(201)	283	82	—	103	103
Total Interest Expense	1,016	4,463	5,479	273	1,377	1,650
Net Interest Income	$5,822	$(1,588)	$4,234	$7,020	$(805)	$6,215

# 33

NET INTEREST MARGIN

YIELD ANALYSIS (GAAP Basis)	December 31,
	2018	2017	2016
Yield on Earning Assets	3.53%	3.30%	3.22%
Cost of Interest-Bearing Liabilities	0.59	0.35	0.28
Net Interest Spread	2.94%	2.95%	2.94%
Net Interest Margin	3.07%	3.02%	3.00%

YIELD ANALYSIS (Tax-equivalent basis)	December 31,
	2018	2017	2016
Yield on Earning Assets	3.59%	3.45%	3.38%
Cost of Interest-Bearing Liabilities	0.59	0.35	0.28
Net Interest Spread	3.00%	3.10%	3.10%
Net Interest Margin	3.14%	3.17%	3.15%

Our earnings are derived predominantly from net interest income, which is our interest income, net of interest expense. Changes in our balance sheet composition, including interest-earning assets, deposits, and borrowings, combined with changes in market interest rates, impact our net interest income. Net interest margin is net interest income divided by average interest-earning assets. We manage our interest-earning assets and funding sources, including noninterest and interest-bearing liabilities, in order to maximize this margin.
Net interest income increased $6.4 million, or 8.2%, to $84 million for the year ended December 31, 2018 from $77.7 million for the same period in 2017. The net interest margin was 3.07% for the year ended December 31, 2018 as compared to 3.02% for the same period in 2017. When presented on a non-GAAP, tax-equivalent basis, the net interest margin tightened by 3 basis points in 2018 when compared with 2017, from 3.17% to 3.14%. This decrease is attributed to lower effective tax-rates in 2018, a result of the Tax Act, which impacts the tax-equivalent adjustment included in the net interest margin calculation.
Interest income from loans increased $11.4 million, or 16.3%, to $81.6 million for the year ended December 31, 2018 from $70.2 million for the same period in 2017. Loan growth was the largest component contributing to higher interest income. Average loan balances increased by $200.3 million, a 10.8% increase over 2017 average balances. Within the loan portfolio, the three principal segments are residential real estate loans, consumer loans (primarily through the indirect automobile lending program) and commercial loans. In 2018, the Company originated a lower volume of residential mortgages in 2018 than in the prior two years, and sold less of these loans to the secondary market. The average balance of the consumer loan portfolio increased significantly in 2018, reflecting continuing strong demand in automobile sales, competitive pricing and an expanding network of dealers. The commercial and commercial real estate loan portfolio also experienced growth during 2018.
Interest income on investment securities and interest-bearing deposits at banks (cash) increased $0.4 million, or 2.8%, between the years ended December 31, 2018 and December 31, 2017. Throughout the year a portion of cash flow from investments was redirected to fund loan growth. In 2018, the combined average balance of investment securities and cash was $33.3 million, or 4.7%, lower than 2017.
The net interest margin benefited from the shift in earning asset mix summarized above, as average balances on loans increased and the average balances on investment securities decreased in 2018 when compared to 2017.
Total interest expense on interest-bearing liabilities increased $5.5 million, or 78.2%, to $12.5 million for the year ended December 31, 2018 from $7.0 million for the year ended December 31, 2017. Interest expense on deposits increased by $3.6 million, while interest expense on borrowings increased by $1.9 million. The increase in deposit expense is due to growth in the average balance of interest-bearing deposits of $63.4 million as well as higher rates on savings and time deposit accounts. The average balance of all borrowings, including both short-term borrowings and FHLBNY term advances, increased by $43.2 million in 2018.
2017 Compared to 2016: For 2017, average earning assets increased $179.1 million or 7.5% over 2016, while average interest-bearing liabilities increased $110.2 million, or 5.8%, and non-interest bearing demand deposits increased $54.1 million or 14.7%. The growth in average earning assets and demand deposits were the primary factors in the $6.1 million, or 8.5%, increase in net interest income in 2017. An increase in average loan balances was the largest component of the $179.1 increase in average earning assets. Residential real estate loans, commercial loans and consumer loans all increased from 2016. In addition, the combination of the composition of the average earning assets which included higher yielding loans portfolio and the strategic decision to hold a higher portion of residential real estate loans versus 2016, improved net interest margin from 2016.

# 34

II. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES
We consider our accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on our results of operations.  We recorded a $2.6 million provision for loan losses for 2018, compared to the $2.7 million provision for 2017.  The level of the 2018 provision was impacted primarily by the growth in loan balances and the decline in nonperforming loans during 2018. Our analysis of the method we employ for determining the amount of the loan loss provision is explained in detail in Notes 2, Summary of Significant Accounting Policies, and 5, Loans, to the notes to our Consolidated Financial Statements.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES
(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2018	2017	2016	2015	2014
Period-End Loans	$2,196,215	$1,950,770	$1,753,268	$1,573,952	$1,413,268
Average Loans	2,062,575	1,862,247	1,663,225	1,484,766	1,344,427
Period-End Assets	2,988,334	2,760,465	2,605,242	2,446,188	2,217,420
Nonperforming Assets, at Period-End:
Nonaccrual Loans:
Commercial Loans	403	588	155	387	473
Commercial Real Estate	789	1,530	875	2,402	2,071
Consumer Loans	658	653	589	449	415
Residential Real Estate Loans	2,309	2,755	2,574	3,195	3,940
Total Nonaccrual Loans	4,159	5,526	4,193	6,433	6,899
Loans Past Due 90 or More Days and
Still Accruing Interest	1,225	319	1,201	187	537
Restructured	138	105	106	286	333
Total Nonperforming Loans	5,522	5,950	5,500	6,906	7,769
Repossessed Assets	130	109	101	140	81
Other Real Estate Owned	1,130	1,738	1,585	1,878	312
Total Nonperforming Assets	$6,782	$7,797	$7,186	$8,924	$8,162
Allowance for Loan Losses:
Balance at Beginning of Period	$18,586	$17,012	$16,038	$15,570	$14,434
Loans Charged-off:
Commercial Loans	(153)	(2)	(97)	(62)	(212)
Commercial Real Estate	(17)	(380)	(195)	(7)	—
Consumer Loans	(1,246)	(1,101)	(871)	(711)	(718)
Residential Real Estate Loans	(116)	(76)	(107)	(326)	(91)
Total Loans Charged-off	(1,532)	(1,559)	(1,270)	(1,106)	(1,021)
Recoveries of Loans Previously Charged-off:
Commercial Loans	3	8	23	33	86
Commercial Real Estate	12	—	—	—	—
Consumer Loans	520	389	182	194	223
Residential Real Estate Loans	—	—	6	—	—
Total Recoveries of Loans Previously Charged-off	535	397	211	227	309
Net Loans Charged-off	(997)	(1,162)	(1,059)	(879)	(712)
Provision for Loan Losses
Charged to Expense	2,607	2,736	2,033	1,347	1,848
Balance at End of Period	$20,196	$18,586	$17,012	$16,038	$15,570
Asset Quality Ratios:
Net Charge-offs to Average Loans	0.05%	0.06%	0.06%	0.06%	0.05%
Provision for Loan Losses to Average Loans	0.13%	0.15%	0.12%	0.09%	0.14%
Allowance for Loan Losses to Period-end Loans	0.92%	0.95%	0.97%	1.02%	1.10%
Allowance for Loan Losses to Nonperforming Loans	365.74%	312.37%	309.31%	232.24%	200.41%
Nonperforming Loans to Period-end Loans	0.25%	0.31%	0.31%	0.44%	0.55%
Nonperforming Assets to Period-end Assets	0.23%	0.28%	0.28%	0.36%	0.37%

# 35

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	2018	2017	2016	2015	2014
Commercial Loans	$1,218	$1,873	$1,017	$1,827	$2,382
Commercial Real Estate	5,644	4,504	5,677	4,520	3,846
Consumer Loans	8,882	7,604	6,120	5,554	5,210
Residential Real Estate Loans	4,452	4,605	4,198	3,790	3,369
Unallocated	—	—	—	347	763
Total	$20,196	$18,586	$17,012	$16,038	$15,570

The allowance for loan losses increased to $20.2 million at year-end 2018 from $18.6 million at year-end 2017, an increase of 8.7%. However, the loan portfolio increased at an even faster rate during 2018 (the portfolio at year-end 2018 was up by 12.6% compared to year-end 2017), with the result that the allowance for loan losses as a percentage of period-end total loans declined to 0.92% at year-end 2018 from 0.95% at year-end 2017, a decrease of 3.16%.
A variety of factors were considered in evaluating the adequacy of the allowance for loan losses at December 31, 2018 and the provision for loan losses for the year, including:

Factors leading to an increase in the provision for loan losses:

•	Loan growth in all portfolio segments

•	An increase in classified commercial and commercial real estate loans

Factors leading to a decrease in the provision for loan losses:

•	A slight decrease in the qualitative loss factor for consumer loans

•	A decrease in the qualitative and historical loss factors for residential real estate loans

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

ANALYSIS OF NONINTEREST INCOME
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2017 to 2018		2016 to 2017
	2018	2017	2016	Amount	%	Amount	%
Income from Fiduciary Activities	$9,255	$8,417	$7,783	$838	10.0%	$634	8.1%
Fees for Other Services to Customers	10,134	9,591	9,469	543	5.7	122	1.3
Insurance Commissions	7,888	8,612	8,668	(724)	(8.4)	(56)	(0.6)
Net Gain (Loss) on Securities	213	(448)	(22)	661	(147.5)	(426)	1,936.4
Net Gain on Sales of Loans	135	546	821	(411)	(75.3)	(275)	(33.5)
Other Operating Income	1,324	927	1,113	397	42.8	(186)	(16.7)
Total Noninterest Income	$28,949	$27,645	$27,832	$1,304	4.7	$(187)	(0.7)

2018 Compared to 2017:  Total noninterest income in 2018 was $28.9 million, an increase of $1.3 million, or 4.7%, from total noninterest income of $27.6 million for 2017. Income from fiduciary activities increased from 2017 to 2018 by $838 thousand due to nonrecurring fee income related to the settlement of estates as well as an increase in wealth management fees related to portfolio valuation as a result of the performance in the equity market. Equity markets performed favorably for the first three quarters of 2018 before the decline experienced in the fourth quarter of 2018. Assets under trust administration and investment management at December 31, 2018 were $1.386 billion,a decrease of $67.2 million, or 4.6%, from the prior year-end balance of $1.453 billion.
Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers, income from debit card transactions, and servicing income on sold loans) were $10.1 million for 2018, an increase of $543 thousand, or 5.7%, from 2017. The principal cause of the increase was an increase in income from debit card transactions, offset in part by a decline in fee income from service charges on deposit accounts and overdraft fee income.

# 36

Insurance commissions decreased by $724 thousand, or 8.4% from 2017 to 2018 mainly due to the increased competition for commercial clients in the Company's markets.
Net gain on securities in 2018 was the change in the fair value of equity investments of $213 thousand, while the net loss on securities in 2017 was a net loss from securities transactions of $448 thousand.
Net gains on the sales of loans decreased in 2018 to $135 thousand, from $546 thousand in 2017, a decrease of $411 thousand, or 75.3% due to a change in strategy to retain more loans in 2018 as residential real estate market interest rates increased.  The reduced gain is consistent with the amount of total loans sold between the two years, which decreased from $17.2 million in 2017 to $4.3 million in 2018, a 75.1% decrease. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the ready availability of a market for such sales.  The Company is unable to predict what the retention rate of such loans in future periods may be, although the retention rates have increased in each of the last three years. Servicing rights are generally retained for loans originated and sold, which also generates additional noninterest income in subsequent periods (fees for other services to customers).
Other operating income increased by $397 thousand, or 42.8% between the two years mainly due to the recognition of a small gain from the investment in regional business incubation enterprises (limited partnerships) in 2018, a loss recognized in 2017 and a small gain on the sale of a branch office in the fourth quarter of 2018. There was an additional increase in various credits and fees collected, none of which are individually material.
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

ANALYSIS OF NONINTEREST EXPENSE
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2017 to 2018		2016 to 2017
	2018	2017	2016	Amount	%	Amount	%
Salaries and Employee Benefits	$38,788	$37,677	$34,637	$1,111	2.9%	$3,040	8.8%
Occupancy Expense of Premises, Net	5,026	4,911	4,983	115	2.3	(72)	(1.4)
Furniture and Equipment Expense	4,761	4,649	4,419	112	2.4	230	5.2
FDIC Regular Assessment	881	891	1,076	(10)	(1.1)	(185)	(17.2)
Amortization of Intangible Assets	262	279	297	(17)	(6.1)	(18)	(6.1)
Other Operating Expense	15,337	14,298	14,197	1,039	7.3	101	0.7
Total Noninterest Expense	$65,055	$62,705	$59,609	$2,350	3.7	$3,096	5.2
Efficiency Ratio	56.60%	56.96%	57.51%	(0.36)%	(0.6)	(0.55)%	(1.0)

2018 compared to 2017:  Noninterest expense for 2018 amounted to $65.1 million, an increase of $2.4 million, or 3.7%, from 2017.  For 2018, the efficiency ratio was 56.60%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better), as defined by the Company, is the ratio of operating noninterest expense (excluding intangible asset amortization and any FHLBNY prepayment penalties) to net interest income (on a tax-equivalent basis) plus operating noninterest income (excluding net securities gains or losses). See the discussion of the efficiency ratio on page 4 of this Report under the heading “Use of Non-GAAP Financial Measures.” Our efficiency ratios in recent periods compared favorably to the ratios of our peer group. For the quarter ended September 30, 2018, the peer group ratio (as calculated by the Federal Reserve Bank's most recently available report) was 65.32%, compared to the Company's ratio (not adjusted) of 55.79%.
Salaries and employee benefits expense, which typically represents between 55% and 60% of total noninterest expense, increased by $1.1 million, or 2.9%, from 2017 to 2018. The net increase reflects a 6.5% increase in employee benefits, including increases in expenses related to our defined benefit pension and post retirement plans, health benefit plans and incentive compensation plans. Salary expenses increased by 1.6% due to normal salary increases offset by a slight decrease in staffing levels.
Other operating expense increased $1.0 million, or 7.3%, from 2017. This was primarily the result of nonrecurring legal and professional fees combined with increased spending on technology.
2017 compared to 2016:  Noninterest expense for 2017 amounted to $62.7 million, an increase of $3.1 million, or 5.2%, from 2016.  For 2017, the efficiency ratio was 56.96%. Salaries and employee benefits expense increased by $2.8 million, or 8.3%, from 2016 to 2017. Occupancy expense reduced slightly due to the large repair expenses that were reported in 2016. The FDIC regular assessment decreased in 2017 in part due to the FDIC announcing that the reserve ratio reached 1.17% in June 2016.

# 37

This represented the highest level the ratio has reached in more than eight years. The reduction in assessment rates went into effect in the third quarter of 2016.

V. INCOME TAXES
The following table sets forth our provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2017 to 2018		2016 to 2017
	2018	2017	2016	Amount	%	Amount	%
Provision for Income Taxes	$9,026	$10,529	$11,215	$(1,503)	(14.3)%	$(686)	(6.1)%
Effective Tax Rate	19.9%	26.4%	29.7%	(6.5)%	(24.6)%	(3.3)%	(11.1)%

The provisions for federal and state income taxes amounted to $9.0 million for 2018, $10.5 million for 2017, and $11.2 million for 2016. The effective income tax rates for 2018, 2017 and 2016 were 19.9%, 26.4% and 29.7%, respectively. The reduced rate for 2018 was due to the lower federal tax rate as a result of the Tax Act. The 2017 rate was benefited by 2.80% as a result of the revaluing of our net deferred tax liability pursuant to the Tax Act.
The Tax Act was enacted on December 22, 2017 and required the Company to reflect changes associated with the law's provisions in its 2017 fourth quarter. The law is complex and has extensive implications for the Company's federal and state current and deferred taxes and income tax expense. For the period ended December 31, 2017, the Company remeasured the net deferred tax liability to the lower rate that will apply in future periods. See Note 15, Income Taxes, of the notes to our Consolidated Financial Statements for more information.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO
Investment securities including debt securities and equity securities prior to January 1, 2018 were classified as held-to-maturity, trading, or available-for-sale depending on the purposes for which such securities are acquired and thereafter held.  Securities held-to-maturity are debt securities that we have both the positive intent and ability to hold to maturity; such securities are stated at amortized cost.  Debt securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities and equity securities prior to January 1, 2018 not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.  Beginning January 1, 2018, upon adoption of Accounting Standards Update ("ASU") 2016-01, equity securities with readily determined fair values are stated at fair value, with realized and unrealized gains and losses reported in income. For periods prior to January 1, 2018, equity securities were classified as available-for-sale. During 2018, 2017 and 2016, the Company held no trading securities.  Set forth below is certain information about the securities available-for-sale portfolio, securities held-to-maturity portfolio and the equity securities portfolio as of recent year-ends.

Securities Available-for-Sale:
The following table sets forth the carrying value of our securities available-for-sale portfolio at year-end December 31, 2018, December 31, 2017 and December 31, 2016.

SECURITIES AVAILABLE-FOR-SALE
(Dollars In Thousands)

	December 31,
	2018	2017	2016
U.S. Government & Agency Obligations	$46,765	$59,894	$147,377
State and Municipal Obligations	1,195	10,349	27,690
Mortgage-Backed Securities	268,775	227,596	167,239
Corporate and Other Debt Securities	800	800	3,308
Mutual Funds and Equity Securities	—	1,561	1,382
Total	$317,535	$300,200	$346,996

In all periods, Mortgage-Backed Securities consisted solely of mortgage pass-through securities and Collateralized Mortgage Obligations ("CMOs") issued or guaranteed by U.S. federal agencies.  Mortgage pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. CMOs are pools of mortgage-backed securities, the repayments on which have generally been separated into two or more components (tranches), where each tranche has a separate estimated life and yield.  The Company's practice has been to purchase only floating rate

# 38

securities, pass-through securities and CMOs that are issued or guaranteed by U.S. federal agencies, and the tranches of CMOs purchased are generally those having shorter average lives and/or durations.

The following table sets forth the maturities of the debt securities in the available-for-sale portfolio as of December 31, 2018.  CMOs and other mortgage-backed securities are included in the table based on their expected average lives.

MATURITIES OF DEBT SECURITIES AVAILABLE-FOR-SALE
(Dollars In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Government & Agency Obligations	41,864	4,901	—	—	46,765
State and Municipal Obligations	204	511	—	480	1,195
Mortgage-Backed Securities	743	142,091	105,902	20,039	268,775
Corporate and Other Debt Securities	—	—	—	800	800
Total	42,811	147,503	105,902	21,319	317,535

The following table sets forth the tax-equivalent yields of the debt securities in the available-for-sale portfolio at December 31, 2018.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Government & Agency Obligations	1.38%	1.98%	—%	—%	1.44%
State and Municipal Obligations	4.28	6.20	—	6.77	6.11
Mortgage-Backed Securities	3.75	2.29	2.74	2.74	2.50
Corporate and Other Debt Securities	—	—	—	5.55	5.55
Total	1.43	2.29	2.74	2.96	2.37

The yields on obligations of states and municipalities exempt from federal taxation were computed on a tax-equivalent basis. The yields on other debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2018.
At December 31, 2018 and 2017, the weighted average maturity was 5.0 and 5.9 years, respectively, for debt securities in the available-for-sale portfolio.
At December 31, 2018, the net unrealized losses on securities available-for-sale amounted to $5.0 million.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.  The net unrealized losses on securities available-for-sale was $1,676 thousand at December 31, 2017.  For both periods, the net unrealized losses were primarily attributable to an average increase in market rates between the date of purchase and the balance sheet date resulting in higher valuations of the portfolio securities.
For further information regarding the portfolio of securities available-for-sale, see Note 4, Investment Securities, to the notes to the Consolidated Financial Statements.

Securities Held-to-Maturity:
The following table sets forth the carrying value of our portfolio of securities held-to-maturity at December 31 of each of the last three years.

SECURITIES HELD-TO-MATURITY
(Dollars In Thousands)

	December 31,
	2018	2017	2016
State and Municipal Obligations	$235,782	$275,530	$268,892
Mortgage Backed Securities - Residential	47,694	60,377	75,535
Corporate and Other Debt Securities	—	—	1,000
Total	$283,476	$335,907	$345,427

# 39

For a description of certain categories of securities held in the securities held-to-maturity portfolio on the reporting dates, as listed in the table above, specifically, "Mortgage-Backed Securities - Residential" and "Corporate and Other Debt Securities," see the paragraph under "SECURITIES AVAILABLE-FOR-SALE" table, above.
For information regarding the fair value of the portfolio of securities held-to-maturity at December 31, 2018, see Note 4, Investment Securities, to the notes to the Consolidated Financial Statements.

The following table sets forth the maturities of our portfolio of securities held-to-maturity as of December 31, 2018.

MATURITIES OF DEBT SECURITIES HELD-TO-MATURITY
(Dollars In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$27,426	$93,495	$112,499	$2,362	$235,782
Mortgage Backed Securities - Residential	—	47,694	—	—	47,694
Total	$27,426	$141,189	$112,499	$2,362	$283,476

The following table sets forth the tax-equivalent yields of the portfolio of securities held-to-maturity at December 31, 2018.

YIELDS ON SECURITIES HELD-TO-MATURITY
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	3.13%	2.70%	2.40%	3.60%	2.62%
Mortgage Backed Securities - Residential	—	2.39	—	—	2.39%
Total	3.13%	2.60%	2.40%	3.60%	2.58%

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2018.  Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis.
At December 31, 2018 and 2017, the weighted average maturity was 4.1 and 4.2 years, respectively, for the debt securities in the held-to-maturity portfolio.

EQUITY SECURITIES
(Dollars In Thousands)

The following table is the schedule of Equity Securities at December 31, 2018. Upon the adoption of ASU 2016-01 effective January 1, 2018, Equity Securities are not included in Securities Available-For-Sale since unrealized gains and losses are now recorded in the Consolidated Statements of Income. Prior to January 1, 2018, Equity Securities were included in Securities Available-For-Sale.

Equity Securities

December 31, 2018
Equity Securities, at Fair Value	$1,774

# 40

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans
(Dollars In Thousands)

	December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$136,890	6	$129,249	7	$105,155	6	$102,587	7	$99,511	7
Commercial Real Estate	484,562	22	444,248	23	431,646	25	384,939	24	340,112	24
Consumer	719,510	33	602,827	31	537,361	30	464,523	31	437,041	31
Residential Real Estate	855,253	39	774,446	39	679,106	39	621,903	38	536,604	38
Total Loans	2,196,215	100	1,950,770	100	1,753,268	100	1,573,952	100	1,413,268	100
Allowance for Loan Losses	(20,196)		(18,586)		(17,012)		(16,038)		(15,570)
Total Loans, Net	$2,176,019		$1,932,184		$1,736,256		$1,557,914		$1,397,698

Maintenance of High Quality in the Loan Portfolio: Continuing to have strong credit underwriting standards in addition to market stability, the Company has maintained a high level of asset quality. In general, residential real estate loans are underwritten to secondary market standards for prime loans, and the Company has never engaged in subprime mortgage lending as a business line, nor extended or purchased any so-called "Alt-A", "negative amortization", "option ARM", or "negative equity" mortgage loans. On occasion loans may have been made to borrowers having a FICO score of 650 or below, where special circumstances justified doing so, or have had extensions of credit outstanding to borrowers who developed credit problems after origination resulting in deterioration of their FICO scores.
On occasion, the Company has extended community development loans to borrowers whose creditworthiness is below the normal standards as part of the community support program that has been developed in fulfillment of the statutorily-mandated duty to support low- and moderate-income borrowers within the Company's service area. However, the Company is a prime lender and applies prime lending standards and this, together with the fact that the service area in which most loans are originated did not experience as severe a decline in property values or economic conditions as compared to many other areas of the U.S. during the last economic downturn.
However, like all other banks, the Company operates in an environment in which identifying opportunities for secure and profitable expansion of the loan portfolio remains challenging, competition is intense, and margins are very tight. If the U.S. economy and the regional economy continues to experience only very modest growth, individual borrowers will presumably continue to proceed cautiously in taking on new or additional debt. Many small businesses are operating on very narrow margins and many families continue to live on very tight budgets. If the U.S. economy or the regional economy worsens in upcoming periods, which may be unlikely but possible, elevated charge-offs, higher provisions to the loan loss reserve, and increasing expense related to asset maintenance and supervision may be experienced.

Commercial, Commercial Real Estate and Construction and Land Development Loans: Over the last decade, the Company has experienced moderate and occasionally strong demand for commercial and commercial real estate loans. Particularly over the last three years, commercial and commercial real estate loan growth was significant as outstanding balances increased by $48.0 million, $36.7 million, and $49.3 million in 2018, 2017 and 2016, respectively.
Substantially all commercial and commercial real estate loans were extended to businesses or borrowers located in the Company's regional markets, and many of the loans in the commercial portfolio have variable rates tied to prime or FHLBNY rates. Although on a national scale the commercial real estate market suffered a major downturn in the 2008-2009 period (from which it has largely recovered), the Company did not experience any significant weakening in the quality of our commercial loan portfolio at that time or in the subsequent years.
However, it is entirely possible that there may be a reduction in the demand for commercial and commercial real estate loans and/or a weakening in the quality of the portfolio in upcoming periods. But at period-end 2018, the business sector, at least in the Company's service area, appeared to be in reasonably good financial condition.

Consumer Loans: At December 31, 2018, consumer loans (primarily auto loans originated through dealerships located primarily in upstate New York and Vermont) represented 33% of loans in the loan portfolio, and continue to be a significant component of the Company's business.
During recent years, including 2018, consumer loan originations have remained strong, with origination volume for the last three years at $391.6 million, $306.6 million and $286.7 million for 2018, 2017 and 2016, respectively.
The consumer loan portfolio reflects a modest shift to a slightly larger (but still very small in absolute terms) percentage of such loans that have been extended to individuals with lower credit scores matching a well-known trend in the auto lending market. In addition, the average maturity for automobile loan originations has expanded in recent years as well, again reflective of a larger market development. In 2018, net charge-offs on consumer loans remained very low at $726 thousand, or 0.11% of average balances compared to net charge-offs of $713 thousand for 2017. The Company's experienced lending staff not only utilizes credit

# 41

evaluation software tools but also reviews and evaluates each loan individually prior to the loan being funded and believe that this disciplined approach to evaluating risk has contributed to maintaining the strong loan quality in this portfolio. However, if weakness in auto demand returns, the portfolio is likely to experience limited, if any, overall growth regardless of whether the auto company affiliates are offering highly-subsidized loans. If demand levels off, or slackens, so will the financial performance in this important loan category.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 39% of the entire portfolio at December 31, 2018), slightly higher than the consumer loan portfolio (33% of the portfolio) and the commercial and commercial real estate loans (28%). Our gross originations for residential real estate loans (including refinancings of mortgage loans) were $142.9 million, $202.9 million and $176.5 million for the years 2018, 2017, and 2016, respectively. During each of these years, these gross origination totals have significantly exceeded the sum of repayments and prepayments of such loans previously in the portfolio, and we have also sold portions of these originations in the secondary market, primarily to Freddie Mac. Sales of originations amounted to $4.3 million for 2018, $17.2 million for 2017 and $25.0 million for 2016 which represented the following percentage of the gross originations in each year (3.3%, 9.6% and 16.3%, respectively). The Company expects to continue to sell a portion of the mortgage loan originations in upcoming periods, although perhaps a decreasing percentage of overall originations if rates continue their slow rise across longer maturities. At the same time, if prevailing rates rise substantially, there may be a slowdown in loan growth and perhaps decreasing total originations, particularly if the general economy also falters. At some point, there may be a decrease in outstanding balances in this largest segment of the portfolio. Additionally, if the local economy or real estate market should suffer a major downturn, the quality of the real estate portfolio may also be negatively impacted.

The following table indicates the changing mix in the loan portfolio by including the quarterly average balances for the significant loan segments for the past five quarters.  The remaining quarter-by-quarter tables present the percentage of total loans represented by each category and the annualized tax-equivalent yield of each category.

LOAN PORTFOLIO
Quarterly Average Loan Balances
(Dollars In Thousands)

	Quarters Ended
	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017
Commercial and Commercial Real Estate	$595,359	$577,793	$576,311	$569,126	$564,073
Consumer Loans[1]	771,683	736,937	696,585	662,929	643,562
Residential Real Estate	661,423	640,277	616,519	600,076	584,981
Home Equity	131,969	134,644	137,182	139,109	137,975
Total Loans	$2,160,434	$2,089,651	$2,026,597	$1,971,240	$1,930,591

Percentage of Total Quarterly Average Loans

	Quarters Ended
	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017
Commercial and Commercial Real Estate	27.6%	27.7%	28.4%	28.9%	29.2%
Consumer Loans[1]	35.7	35.2	34.3	33.5	33.4
Residential Real Estate	30.6	30.7	30.5	30.5	30.3
Home Equity	6.1	6.4	6.8	7.1	7.1
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarters Ended
	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017
Commercial and Commercial Real Estate	4.50%	4.42%	4.47%	4.38%	4.36%
Consumer Loans[1]	3.64	3.52	3.44	3.34	3.29
Residential Real Estate	4.09	4.05	4.06	4.09	3.99
Home Equity	4.43	4.13	3.93	3.70	3.57
Total Loans	4.05%	3.97%	3.96%	3.90%	3.83%
1 Other Consumer Loans includes certain home improvement loans secured by mortgages.  However, these same loan balances are reported as
   Residential Real Estate in the table of period-end balances on page 41, captioned “Types of Loans.”

The average yield on our loan portfolio increased from 3.83% for the fourth quarter of 2017 to 4.06% for the fourth quarter of 2018. Market rates increased during 2018 which impacted the new loan yields for fixed rate loans, and variable loan yields as the loans reached their repricing dates. The impact from the higher yields affect each portfolio segment differently, especially based on which point of the yield curve the loan rates are priced from. Loans priced from short-term indices experienced more rapid increases in new loan yields, such as automobile loans, while loans priced from longer-term indices, such as residential real estate

# 42

loans, experienced slower increases in new loan yields through the 2018 year. As the market yield curve flattened during 2018, short-term indices rose faster than longer-term indices. We expect that average loan yields will continue to rise if the current rate environment continues, enhancing our ability to improve our average yield on loans, although the timing and degree of responsiveness will be influenced by a variety of other factors, including Federal Reserve actions, the makeup of the loan portfolio, the shape of the yield curve and consumer expectations and preferences. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.
The following table indicates the respective maturities and interest rate structure of our commercial loans and commercial real estate construction loans at December 31, 2018.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  Most of the commercial construction loans are made with a commitment for permanent financing, whether extended by us or unrelated third parties.  The maturity distribution below reflects the final maturity of the permanent financing.

b. Maturities and Sensitivities of Loans to Changes in Interest Rates
(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial	$22,615	$74,614	$39,661	$136,890
Commercial Real Estate - Construction	2,019	27,633	9,091	38,743
Total	$24,634	$102,247	$48,752	$175,633
Fixed Interest Rates	$3,840	$43,941	$27,219	$75,000
Variable Interest Rates	20,794	58,306	21,533	100,633
Total	$24,634	$102,247	$48,752	$175,633

COMMITMENTS AND LINES OF CREDIT

Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not funded at that time.  As of December 31, 2018, the total contingent liability for standby letters of credit amounted to $4.5 million.  In addition to these instruments, there are lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time-to-time.  Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 2018, outstanding unfunded loan commitments in the aggregate amount were approximately $321.1 million.

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans
The amounts of nonaccrual, past due and restructured loans at year-end for each of the past five years are presented in the table on page 35 under the heading "Summary of the Allowance and Provision for Loan Losses."
Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by management that the full repayment of principal and interest is unlikely. Unless already placed on nonaccrual status, loans secured by home equity lines of credit are put on nonaccrual status when 120 days past due and residential real estate loans are put on nonaccrual status when 150 days past due. Commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain. Under the Uniform Retail Credit Classification and Account Management Policy established by banking regulators, fixed-maturity consumer loans not secured by real estate must generally be charged-off no later than when 120 days past due.  Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Open-end credits, residential real estate loans and commercial loans are evaluated for charge-off on a loan-by-loan basis when placed on nonaccrual status.  We had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2018.  Loans past due 90 days or more and still accruing interest are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.
The balance of loans 30-89 days past due and still accruing interest totaled $9.9 million at December 31, 2018 and represented 0.45% of loans outstanding at that date, as compared to approximately $8.9 million, or 0.46% of loans outstanding at December 31, 2017. These non-current loans at December 31, 2018 were composed of approximately $7.4 million of consumer loans (principally indirect automobile loans), $2.2 million of residential real estate loans and $0.3 million of commercial and commercial real estate loans.
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

# 43

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
Periodically, we review the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future.  In our credit monitoring program, we treat loans that are classified as substandard but continue to accrue interest as potential problem loans.  At December 31, 2018, we identified 59 commercial loans totaling $33.8 million as potential problem loans.  At December 31, 2017, we identified 62 commercial loans totaling $27.6 million as potential problem loans.  For these loans, although positive factors such as payment history, value of supporting collateral, and/or personal or government guarantees led us to conclude that accounting for them as non-performing at year-end was not warranted, other factors, specifically, certain risk factors related to the loan or the borrower justified concerns that they may become nonperforming at some point in the future.
The overall level of our performing loans that demonstrate characteristics of potential weakness from time-to-time is for the most part dependent on economic conditions in northeastern New York State, which in turn are generally impacted at least in part by economic conditions in the U.S.  On both the regional and national levels, economic conditions have been healthy in recent periods, although growth in the economy remained slow by comparison to previous historical post-recession recoveries.  If growth remains weak, potential problem loans likely will continue at or near their present levels or may even increase.

3. Foreign Outstandings - None

4. Loan Concentrations
The loan portfolio is well diversified.  There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section C.II.a. of this Item 7, beginning on page 41.  For further discussion, see Note 1, Risks and Uncertainties, to the notes to our Consolidated Financial Statements.

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

Distribution of OREO and Repossessed Assets (Dollars In Thousands)	December 31,
	2018	2017	2016	2015	2014
Single Family 1 - 4 Units	$47	$523	$795	$1,357	$—
Commercial Real Estate	1,083	1,215	790	521	312
Other Real Estate Owned, Net	1,130	1,738	1,585	1,878	312
Repossessed Assets	130	109	101	140	81
Total OREO and Repossessed Assets	$1,260	$1,847	$1,686	$2,018	$393

# 44

The following table summarizes changes in the net carrying amount of OREO and the number of properties for each of the periods presented.

Schedule of Changes in OREO (Dollars In Thousands)	2018	2017	2016	2015	2014
Balance at Beginning of Year	$1,738	$1,585	$1,878	$312	$81
Properties Acquired Through Foreclosure	47	778	1,009	1,889	469
Transfer of Bank Property	—	—	—	270	—
Subsequent Write-downs to Fair Value	(195)	(160)	(162)	(9)	—
Sales	(460)	(465)	(1,140)	(584)	(238)
Balance at End of Year	$1,130	$1,738	$1,585	$1,878	$312
Number of Properties, Beginning of Year	6	5	6	1	2
Properties Acquired During the Year	1	4	3	8	2
Properties Sold During the Year	(4)	(3)	(4)	(3)	(3)
Number of Properties, End of Year	3	6	5	6	1

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

AVERAGE DEPOSIT BALANCES
(Dollars In Thousands)

	Years Ended December 31,
	12/31/2018		12/31/2017		12/31/2016
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$460,355	—%	$421,061	—%	$366,956	—%
Interest-Bearing Checking Accounts	849,626	0.19%	907,113	0.17	912,461	0.14
Savings Deposits	753,198	0.46%	685,782	0.20	616,208	0.15
Time Deposits of $250,000 or More	78,159	1.51%	32,089	0.88	69,489	0.65
Other Time Deposits	173,151	0.82%	165,778	0.57	129,084	0.51
Total Deposits	$2,314,489	0.33%	$2,211,823	0.19	$2,094,198	0.16

Average total deposit balances increased by $102.7 million, or 4.6% in 2018 , mainly in the demand deposit, savings deposit and time deposit categories. Growth in savings deposits includes $45 million in brokered money market deposits obtained in the first quarter 2018 to provide additional funding to support loan growth. The remainder of the deposit growth was generated from the Company's pre-existing branch network.
The Company did not sell or close any branches during the covered period, 2016-2018. Beginning in 2015, the Company used reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal transfers to the Company in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $56.6 million and $54.6 million at December 31, 2018 and 2017, respectively.

# 45

The following table presents the quarterly average balance by deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO
Quarterly Average Deposit Balances
(Dollars In Thousands)

	Quarters Ended
	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017
Demand Deposits	$473,170	$483,089	$444,854	$439,688	$441,761
Interest-Bearing Checking Accounts	817,788	801,193	866,996	914,116	945,414
Savings Deposits	793,299	744,808	750,352	723,660	701,694
Time Deposits of $250,000 or More	76,640	75,888	96,580	63,406	32,430
Other Time Deposits	186,334	174,731	166,420	164,866	162,907
Total Deposits	$2,347,231	$2,279,709	$2,325,202	$2,305,736	$2,284,206

Fluctuations in balances of interest-bearing checking and savings accounts were largely the result of municipal deposit fluctuations.  Municipal deposits on average for the above period represented 22% to 31% of total deposits and are typically placed in interest-bearing checking and savings accounts, as well as time deposits of short duration.
In general, there is a seasonal pattern to municipal deposits which dip to a low point in August each year and increase in September and October from tax deposits, and increase again at the end of March from the electronic deposit of NYS Aid payments to school districts.  In addition to these seasonal fluctuations within types of accounts, the overall level of municipal deposit balances fluctuates as some municipalities move their accounts in and out of the Company's banks due to competitive factors.  Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter.
As market rates increased during 2018, the competition for deposits intensified. Deposit clients moved funds from low rate interest-bearing checking accounts to products with higher rates, such as money market savings deposits and time deposits. In addition, the Company attracted new deposit relationships in a variety of the Company's product offerings, including demand deposits, money market savings deposits and time deposits.
The savings deposits category includes $45 million in brokered money market deposits obtained in the first quarter of 2018 to provide additional funding to support the Company's loan growth.

The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits	Quarters Ended
	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017
Demand Deposits	20.2%	21.2%	19.1%	19.1%	19.3%
Interest-Bearing Checking Accounts	34.8	35.1	37.3	39.6	41.5
Savings Deposits	33.8	32.7	32.2	31.4	30.7
Time Deposits of $250,000 or More	3.3	3.3	4.2	2.7	1.4
Other Time Deposits	7.9	7.7	7.2	7.2	7.1
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Demand deposits as a percentage of total deposits were consistent for the first two quarters of 2018, and favorably grew in the the third quarter. Lower costing interest-bearing checking accounts decreased as a percentage of total deposits during 2018, while money market savings deposits and other time deposits increased as a percentage of total deposits.

The total quarterly interest cost of our deposits, by type of deposit and in total, for each of the most recent five quarters is set forth in the table below:

Quarterly Cost of Deposits	Quarters Ended
	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.22%	0.19	0.18	0.17	0.18
Savings Deposits	0.66%	0.48	0.38	0.29	0.23
Time Deposits of $250,000 or More	1.81%	1.57	1.36	1.30	1.17
Other Time Deposits	1.08%	0.84	0.68	0.64	0.60
Total Deposits	0.45%	0.34	0.29	0.24	0.20

In general, Fed funds rate increases influence the rates being offered or paid by competitor institutions, which resulted in a consistent increase in the Company's cost of deposits. There typically is a time lag between the Federal Reserve’s actions undertaken to influence rates, and the actual repricing of our deposit liabilities and this lag may be shorter or longer than the lag between Federal Reserve rate actions and the repricing of our loans and other earning assets, depending upon the particular circumstances.

# 46

The maturities of time deposits of $250,000 or more at December 31, 2018 are presented below.  (Dollars In Thousands)

Maturing in:
Under Three Months	$27,307
Three to Six Months	15,781
Six to Twelve Months	15,929
2020	11,609
2021	2,685
2022	—
2023	272
Later	—
Total	$73,583

V. SHORT-TERM BORROWINGS (Dollars in Thousands)

	12/31/2018	12/31/2017	12/31/2016
Overnight Advances from the FHLBNY, Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:
Balance at December 31	$288,659	$169,966	$158,836
Maximum Month-End Balance	288,659	198,382	158,836
Average Balance During the Year	192,047	140,808	94,103
Average Rate During the Year	1.55%	0.81%	0.42%
Rate at December 31	2.13%	0.98%	0.59%

D. LIQUIDITY

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
The primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  The securities available-for-sale portfolio was $317.5 million at year-end 2018, an increase of $17.3 million from the year-end 2017 level. Due to the potential for volatility in market values, the Company is not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, the Company has supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with three correspondent banks totaling $57 million which were not drawn on during 2018, other than to test the facilities.
To support the borrowing relationship with the FHLBNY, the Company has pledged collateral, including residential mortgage and home equity loans. At December 31, 2018, the Company had outstanding collateral obligations with the FHLBNY of $309 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $242 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At December 31, 2018, the balance of outstanding brokered deposits totaled $45 million. Also, the Company's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At December 31, 2018, the amount available under this facility was approximately $490 million, and there were no advances then outstanding.
The Company measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, the Company believes that the available liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At December 31, 2018, our basic liquidity ratio, including our FHLBNY collateralized borrowing capacity, was 8.3% of total assets, or $128 million in excess of our internally-set minimum target ratio of 4%.
Because of its consistently favorable credit quality and strong balance sheet, the Company did not experience any significant liquidity constraints in 2018 and did not experience any such constraints in recent prior years, back to and including the financial crisis years. The Company has not at any time during such period been forced to pay premium rates to obtain retail deposits or other funds from any source.

# 47

E. CAPITAL RESOURCES AND DIVIDENDS

Important Regulatory Capital Standards

Dodd-Frank, enacted in 2010, directed U.S. bank regulators to promulgate revised bank organization capital standards, which were required to be at least as strict as the regulatory capital standards for banks then in effect. The Capital Rules under Dodd-Frank were adopted by the Federal bank regulatory agencies in 2013 and became effective for Arrow and its subsidiary banks on January 1, 2015. These Capital Rules are summarized in an earlier section of this Report, "Regulatory Capital Standards," beginning on page 6.
The table below sets forth the various capital ratios achieved by Arrow and its subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2018, as determined under the bank regulatory capital standards in effect on that date, as well as the minimum levels for such capital ratios that bank holding companies and banks are required to maintain under the Capital Rules (not including the "capital conservation buffer"). As demonstrated in the table, all of Arrow's and the banks' capital ratios at year-end were well in excess of the minimum required levels for such ratios, as established by the regulators. (See Item 1, Section C, under "Regulatory Capital Standards" and Item 8, Note 19 in the Notes to Consolidated Financial Statements, for information regarding the "capital conservation buffer.") In addition, on December 31, 2018, Arrow and each of the banks qualified as "well-capitalized", the highest capital classification category under the revised capital classification scheme recently established by the federal bank regulators, as in effect on that date.

Capital Ratios:	Arrow	GFNB	SNB	Minimum Required Ratio
Tier 1 Leverage Ratio	9.6%	9.1%	9.6%	4.0%
Common Equity Tier 1 Capital Ratio	12.9%	13.4%	13.2%	4.5%
Tier 1 Risk-Based Capital Ratio	13.9%	13.4%	13.2%	6.0%
Total Risk-Based Capital Ratio	14.9%	14.4%	14.2%	8.0%

On November 21, 2018, federal banking regulators issued a notice of proposed rulemaking under the Economic Growth Act that would set the threshold for the Community Bank Leverage Ratio (CBLR) at greater than 9 percent, calculated as the ratio of “CBLR tangible equity” divided by “average total consolidated assets.” Based on the parameters of this proposed rulemaking, the CBLR for Arrow and both subsidiary banks is estimated to exceed the 9 percent threshold. However, these proposed rules are not yet final, and the terms of the rules may change before becoming final. Upon effectiveness, the final rules may impact Arrow’s capital options and requirements, although the potential impact of the final rules on Arrow will remain uncertain until those final rules are issued.  Until those rules become final, the enhanced bank capital standards promulgated under Dodd-Frank will remain applicable to Arrow.

Stockholders' Equity at Year-end 2018: Stockholders' equity was $269.6 million at December 31, 2018, an increase of $20.0 million, or 8.0%, from the prior year-end.  During 2018 stockholders' equity was positively impacted by (a) net income of $36.3 million for the period, (b) $3.5 million of equity received from various stock-based compensation plans, (c) $1.8 million of equity resulting from the dividend reinvestment plan, while stockholders' equity was reduced by (d) cash dividends of $14.4 million, (e) repurchases of common stock of $2.1 million; and other comprehensive loss of $5.0 million.

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

Dividends: The source of funds for the payment by Arrow of cash dividends to stockholders consists primarily of dividends declared and paid to it by our bank subsidiaries.  In addition to legal and regulatory limitations on payments of dividends by Arrow (i.e., the need to maintain adequate regulatory capital), there are also legal and regulatory limitations applicable to the payment of dividends by our bank subsidiaries to Arrow.  As of December 31, 2018, under the statutory limitations in national banking law, the maximum amount that could have been paid by the bank subsidiaries to Arrow, without special regulatory approval, was approximately $56.1 million  The ability of Arrow and our banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.
See Part II, Item 5, "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a recent history of our cash dividend payments.

Stock Repurchase Program: In January 2019, the Board of Directors approved a $5.0 million stock repurchase program (the 2019 program), under which management is authorized, in its discretion, to cause the Company to repurchase up to $5 million of shares of Arrow's common stock over the period from January 30, 2019 through December 31, 2019, in the open market or in privately negotiated transactions, to the extent management believes the Company's stock is reasonably priced and such

# 48

repurchases appear to be an attractive use of available capital and in the best interests of our shareholders. This 2019 program replaced a similar repurchase program which was in effect during 2018 (the 2018 program), which also authorized the repurchase of up to $5.0 million of shares of Arrow's common stock. As of December 31, 2018 approximately $595 thousand had been used under the 2018 program to repurchase Arrow shares. This total does not include approximately $2.1 million of Arrow's Common Stock that the Company repurchased during 2018 other than through its repurchase program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

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
We have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital expenditures. As of December 31, 2018, we had no derivative securities, including interest rate swaps, credit default swaps, or equity puts or calls, in our investment portfolio.

G. CONTRACTUAL OBLIGATIONS (Dollars In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances [1]	$45,000	$20,000	$25,000	$—	$—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts [2]	20,000	—	—	—	20,000
Operating Lease Obligations [3]	5,399	857	1,123	643	2,776
Obligations under Retirement Plans [4]	39,250	3,250	7,386	7,557	21,057
Total	$109,649	$24,107	$33,509	$8,200	$43,833

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
3 See Note 18, Leases, to the Consolidated Financial Statements for additional information on our Operating Lease Obligations.
4 See Note 13, Retirement Benefit Plans, to the Consolidated Financial Statements for additional information on our Retirement Benefit Plans.

# 49

H. FOURTH QUARTER RESULTS

We reported net income of $8.76 million for the fourth quarter of 2018, an increase of $687 thousand, or 8.5%, from the net income of $8.07 million we reported for the fourth quarter of 2017.  Diluted earnings per common share for the fourth quarter of 2018 were $0.60, up from $0.56 during the fourth quarter of 2017.  The net change in earnings between the two quarters was due to the following: (a) a $1.34 million increase in net interest income, (b) a $47 thousand increase in noninterest income, (c) an $511 thousand decrease in the provision for loan losses, (d) a $838 thousand increase in noninterest expense, and (e) a $376 thousand increase in the provision for income taxes.  The principal factors contributing to these quarter-to-quarter changes are included in the discussion of the year-to-year changes in net income set forth elsewhere in this Item 7, specifically, in Section B, "Results of Operations," above, as well as in the Company's Current Report on Form 8-K, as filed with the SEC on January 29, 2019, incorporating by reference the Company's earnings release for the year ended December 31, 2018.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION
(Dollars In Thousands, Except Per Share Amounts)

	For the Quarters Ended December 31,
	12/31/2018	12/31/2017
Interest and Dividend Income	$26,000	$22,135
Interest Expense	4,343	1,821
Net Interest Income	21,657	20,314
Provision for Loan Losses	646	1,157
Net Interest Income after Provision for Loan Losses	21,011	19,157
Noninterest Income	6,799	6,752
Noninterest Expense	16,881	16,043
Income Before Provision for Income Taxes	10,929	9,866
Provision for Income Taxes	2,171	1,795
Net Income	$8,758	$8,071
SHARE AND PER SHARE DATA:
Weighted Average Number of Shares Outstanding:
Basic	14,451	14,322
Diluted	14,514	14,426
Basic Earnings Per Common Share	$0.61	0.56
Diluted Earnings Per Common Share	0.60	0.56
Cash Dividends Per Common Share	0.260	0.243
AVERAGE BALANCES:
Assets	$2,954,031	$2,744,180
Earning Assets	2,831,438	2,617,680
Loans	2,160,435	1,930,590
Deposits	2,347,231	2,284,206
Stockholders’ Equity	268,503	247,253
SELECTED RATIOS (Annualized):
Return on Average Assets	1.18%	1.17%
Return on Average Equity	12.94%	12.95%
Net Interest Margin	3.03%	3.08%
Net Charge-offs to Average Loans	0.08%	0.05%
Provision for Loan Losses to Average Loans	0.12%	0.24%

# 50

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)
The following quarterly financial information for 2018 and 2017 is unaudited, but, in the opinion of management, fairly presents the results of Arrow.

SELECTED QUARTERLY FINANCIAL DATA
(Dollars In Thousands, Except Per Share Amounts)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$22,418	$23,590	$24,495	$26,000
Net Interest Income	20,402	20,962	20,997	21,657
Provision for Loan Losses	746	629	586	646
Net Securities Gains (Losses)	18	223	114	(142)
Income Before Provision for Income Taxes	10,589	12,052	11,735	10,929
Net Income	8,531	9,730	9,260	8,758
Basic Earnings Per Common Share	0.59	0.68	0.64	0.61
Diluted Earnings Per Common Share	0.59	0.67	0.64	0.60

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$19,997	$20,926	$21,599	$22,135
Net Interest Income	18,461	19,227	19,650	20,314
Provision for Loan Losses	358	422	800	1,157
Net Securities Gains (Losses)	—	—	10	(458)
Income Before Provision for Income Taxes	9,323	10,225	10,443	9,864
Net Income	6,631	7,208	7,416	8,071
Basic Earnings Per Common Share	0.48	0.50	0.51	0.56
Diluted Earnings Per Common Share	0.47	0.50	0.51	0.56

# 51

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In addition to credit risk in the loan portfolio and liquidity risk, discussed earlier, the Company's business activities also generate market risk.  Market risk is the possibility that changes in future market rates (interest rates) or prices (market value of financial instruments) will make the Company's position (i.e. assets and operations) less valuable.  The Company's primary market risk is interest rate volatility. The ongoing monitoring and management of interest rate risk is an important component of the asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management's Asset/Liability Committee ("ALCO").  In this capacity ALCO develops guidelines and strategies impacting the asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.
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
The Company's standard simulation model applies a parallel shift in interest rates, ramped over a 12-month period, to capture the impact of changing interest rates on net interest income.  The results are compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over one and two year periods, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates. Additional tools to monitor potential longer-term interest rate risk, including periodic stress testing involving hypothetical sudden and significant interest rate spikes are also evaluated.
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

As of December 31, 2018:

	Change in Interest Rate		Policy Limit
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(3.29)%	0.70%	(10.00)%
Calculated change in Net Interest Income - Year 2	2.81%	0.40%	(15.00)%

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
The simulated results underlying the sensitivity analysis are based upon numerous assumptions including: the nature and timing of changes in interest rates including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurance as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.
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

# 52

Item 8. Financial Statements and Supplementary Data

The following audited Consolidated Financial Statements and unaudited supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

# 53

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Arrow Financial Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
March 8, 2019

# 54

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Arrow Financial Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Arrow Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 8, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ KPMG LLP

Albany, New York
March 8, 2019

# 55

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars In Thousands, Except Share and Per Share Amounts)

	December 31, 2018	December 31, 2017
ASSETS
Cash and Due From Banks	$56,529	$42,562
Interest-Bearing Deposits at Banks	27,710	30,276
Investment Securities:
Available-for-Sale	317,535	300,200
Held-to-Maturity (Approximate Fair Value of $280,338 at December 31, 2018, and $335,901 at December 31, 2017)	283,476	335,907
Equity Securities	1,774	—
Other Investments	15,506	9,949
Loans	2,196,215	1,950,770
Allowance for Loan Losses	(20,196)	(18,586)
Net Loans	2,176,019	1,932,184
Premises and Equipment, Net	30,446	27,619
Goodwill	21,873	21,873
Other Intangible Assets, Net	1,852	2,289
Other Assets	55,614	57,606
Total Assets	$2,988,334	$2,760,465
LIABILITIES
Noninterest-Bearing Deposits	$472,768	$441,945
Interest-Bearing Checking Accounts	790,781	907,315
Savings Deposits	818,048	694,573
Time Deposits over $250,000	73,583	38,147
Other Time Deposits	190,404	163,136
Total Deposits	2,345,584	2,245,116
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	54,659	64,966
Federal Home Loan Bank Overnight Advances	234,000	105,000
Federal Home Loan Bank Term Advances	45,000	55,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	19,507	20,780
Total Liabilities	2,718,750	2,510,862
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (19,035,565 Shares Issued at December 31, 2018, and 18,481,301 Shares Issued at December 31, 2017)	19,035	18,481
Additional Paid-in Capital	314,533	290,219
Retained Earnings	29,257	28,818
Unallocated ESOP Shares (5,001 Shares at December 31, 2018, and 9,643 Shares at December 31, 2017)	(100)	(200)
Accumulated Other Comprehensive Loss	(13,810)	(8,514)
Treasury Stock, at Cost (4,558,207 Shares at December 31, 2018, and 4,541,524 Shares at December 31, 2017)	(79,331)	(79,201)
Total Stockholders’ Equity	269,584	249,603
Total Liabilities and Stockholders’ Equity	$2,988,334	$2,760,465

See Notes to Consolidated Financial Statements.

# 56

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Dollars In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2018	2017	2016
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$81,647	$70,202	$62,823
Interest on Deposits at Banks	711	348	152
Interest and Dividends on Investment Securities:
Fully Taxable	8,582	7,884	7,934
Exempt from Federal Taxes	5,563	6,223	6,006
Total Interest and Dividend Income	96,503	84,657	76,915
INTEREST EXPENSE
Interest-Bearing Checking Accounts	1,618	1,510	1,280
Savings Deposits	3,457	1,371	932
Time Deposits over $250,000	1,183	282	187
Other Time Deposits	1,420	950	924
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	62	44	33
Federal Home Loan Bank Advances	3,779	2,083	1,340
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	966	766	660
Total Interest Expense	12,485	7,006	5,356
NET INTEREST INCOME	84,018	77,651	71,559
Provision for Loan Losses	2,607	2,736	2,033
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	81,411	74,915	69,526
NONINTEREST INCOME
Income From Fiduciary Activities	9,255	8,417	7,783
Fees for Other Services to Customers	10,134	9,591	9,469
Net (Loss) Gain on Securities Transactions	213	(448)	(22)
Insurance Commissions	7,888	8,612	8,668
Net Gain on Sales of Loans	135	546	821
Other Operating Income	1,324	927	1,113
Total Noninterest Income	28,949	27,645	27,832
NONINTEREST EXPENSE
Salaries and Employee Benefits	38,788	37,677	34,637
Occupancy Expenses, Net	9,787	9,560	9,402
FDIC Assessments	881	891	1,076
Other Operating Expense	15,599	14,577	14,494
Total Noninterest Expense	65,055	62,705	59,609
INCOME BEFORE PROVISION FOR INCOME TAXES	45,305	39,855	37,749
Provision for Income Taxes	9,026	10,529	11,215
NET INCOME	$36,279	$29,326	$26,534
Average Shares Outstanding:
Basic	14,408	14,310	14,206
Diluted	14,488	14,406	14,297
Per Common Share:
Basic Earnings	$2.52	$2.05	$1.87
Diluted Earnings	2.50	2.04	1.86
Share and Per Share Amounts have been restated for the September 27, 2018 3% stock dividend.
See Notes to Consolidated Financial Statements.

# 57

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars In Thousands)

	Years Ended December 31,
	2018	2017	2016
Net Income	$36,279	$29,326	$26,534
Other Comprehensive Income (Loss), Net of Tax:
Unrealized Net Securities Holding Losses Arising During the Year	(2,116)	(940)	(1,024)
Reclassification Adjustment for Net Securities Losses Included in Net Income	—	337	13
Net Retirement Plan (Loss) Gain	(2,833)	214	1,721
Net Retirement Plan Prior Service (Cost) Credit	(338)	—	—
Amortization of Net Retirement Plan Actuarial Loss	242	362	435
Amortization of Net Retirement Plan Prior Service (Credit) Cost	80	(8)	(7)
Other Comprehensive Income (Loss)	(4,965)	(35)	1,138
Comprehensive Income	$31,314	$29,291	$27,672

See Notes to Consolidated Financial Statements.

# 58

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumul ated Other Com prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2015	$17,421	$250,680	$32,139	$(1,100)	$(7,972)	$(77,197)	$213,971
Net Income	—	—	26,534	—	—	—	26,534
Other Comprehensive Loss	—	—	—	—	1,138	—	1,138
3% Stock Dividend (522,425 Shares)	522	16,415	(16,937)	—	—	—	—
Cash Dividends Paid, $.92 per Share [1]	—	—	(13,092)	—	—	—	(13,092)
Shares Issued for Stock Option Exercises, net (109,651 Shares)	—	1,265	—	—	—	1,139	2,404
Shares Issued Under the Directors’ Stock Plan (6,005 Shares)	—	138	—	—	—	67	205
Shares Issued Under the Employee Stock Purchase Plan (17,113 Shares)	—	318	—	—	—	175	493
Shares Issued for Dividend Reinvestment Plans (55,432 Shares)	—	1,167	—	—	—	576	1,743
Stock-Based Compensation Expense	—	287	—	—	—	—	287
Tax Benefit for Exercises of Stock Options	—	188	—	—	—	—	188
Purchase of Treasury Stock (72,723 Shares)	—	—	—	—	—	(2,141)	(2,141)
Allocation of ESOP Stock (36,927 Shares)	—	422	—	700	—	—	1,122
Balance at December 31, 2016	$17,943	$270,880	$28,644	$(400)	$(6,834)	$(77,381)	$232,852

Balance at December 31, 2016	$17,943	$270,880	$28,644	$(400)	$(6,834)	$(77,381)	$232,852
Net Income	—	—	29,326	—	—	—	29,326
Other Comprehensive (Loss) Income	—	—	—	—	(35)	—	(35)
Reclassification due to the adoption of ASU No. 2018-02	—	—	1,645	—	(1,645)	—	—
3% Stock Dividend (538,100 Shares)	538	16,660	(17,198)	—	—	—	—
Cash Dividends Paid, $.95 per Share [1]	—	—	(13,599)	—	—	—	(13,599)
Shares Issued for Stock Option Exercises, net (57,756 Shares)	—	544	—	—	—	646	1,190
Shares Issued Under the Directors’ Stock Plan (6,828 Shares)	—	160	—	—	—	73	233
Shares Issued Under the Employee Stock Purchase Plan (15,028 Shares)	—	331	—	—	—	165	496
Shares Issued for Dividend Reinvestment Plans (49,605 Shares)	—	1,140	—	—	—	544	1,684
Stock-Based Compensation Expense	—	351	—	—	—	—	351
Purchase of Treasury Stock (96,496 Shares)	—	—	—	—	—	(3,248)	(3,248)
Allocation of ESOP Stock (10,407 Shares)	—	153	—	200	—	—	353
Balance at December 31, 2017	$18,481	$290,219	$28,818	$(200)	$(8,514)	$(79,201)	$249,603

# 59

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, Continued (Dollars In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumul ated Other Com prehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2017	$18,481	$290,219	$28,818	$(200)	$(8,514)	$(79,201)	$249,603
Net Income	—	—	36,279	—	—	—	36,279
Other Comprehensive Loss	—	—	—	—	(4,965)	—	(4,965)
Impact of the Adoption of ASU 2014-09	—	—	(102)	—	—	—	(102)
Impact of the Adoption of ASU 2016-01	—	—	331	—	(331)	—	—
3% Stock Dividend (554,264 Shares) [2]	554	21,126	(21,680)	—	—	—	—
Cash Dividends Paid, $1.00 per Share [1]	—	—	(14,389)	—	—	—	(14,389)
Shares Issued for Stock Option Exercises, net (105,055 Shares)	—	1,079	—	—	—	1,176	2,255
Shares Issued Under the Directors’ Stock Plan (5,601 Shares)	—	142	—	—	—	63	205
Shares Issued Under the Employee Stock Purchase Plan (14,832 Shares)	—	340	—	—	—	165	505
Shares Issued for Dividend Reinvestment Plans (49,714 Shares)	—	1,197	—	—	—	564	1,761
Stock-Based Compensation Expense	—	356	—	—	—	—	356
Purchase of Treasury Stock (58,527 Shares)	—	—	—	—	—	(2,098)	(2,098)
Allocation of ESOP Stock (4,931 Shares)	—	74	—	100	—	—	174
Balance at December 31, 2018	$19,035	$314,533	$29,257	$(100)	$(13,810)	$(79,331)	$269,584

1 Cash dividends paid per share have been adjusted for the September 27, 2018 3% stock dividend.
2 Included in the shares issued for the 3% stock dividend in 2018 were treasury shares of 133,358 and unallocated ESOP shares of 289.

See Notes to Consolidated Financial Statements.

# 60

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	December 31,
Cash Flows from Operating Activities:	2018	2017	2016
Net Income	$36,279	$29,326	$26,534
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	2,607	2,736	2,033
Depreciation and Amortization	4,751	5,398	5,940
Allocation of ESOP Stock	174	353	1,122
Gains on the Sale of Securities Available-for-Sale	—	(134)	(317)
Losses on the Sale of Securities Available-for-Sale	—	582	339
Net Gain on Equity Securities	(213)	—	—
Loans Originated and Held-for-Sale	(4,179)	(17,468)	(23,787)
Proceeds from the Sale of Loans Held-for-Sale	4,426	18,171	24,422
Net Gains on the Sale of Loans	(135)	(546)	(821)
Net Losses on the Sale or Write-down of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	159	210	232
Contributions to Pension & Postretirement Plans	(744)	(792)	(690)
Deferred Income Tax Benefit	(92)	(1,530)	(283)
Shares Issued Under the Directors’ Stock Plan	205	233	205
Stock-Based Compensation Expense	356	351	287
Tax Benefit from Exercise of Stock Options	240	112	—
Net (Increase) in Other Assets	(1,182)	(157)	(1,598)
Net Increase (Decrease) in Other Liabilities	(676)	982	1,077
Net Cash Provided By Operating Activities	41,976	37,827	34,695
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	—	107,175	97,930
Proceeds from the Maturities and Calls of Securities Available-for-Sale	61,807	53,863	88,719
Purchases of Securities Available-for-Sale	(84,746)	(117,262)	(134,950)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	58,978	49,244	56,461
Purchases of Securities Held-to-Maturity	(7,506)	(40,851)	(82,433)
Net Increase in Loans	(247,569)	(200,600)	(182,065)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,828	1,408	1,991
Purchase of Premises and Equipment	(5,103)	(2,602)	(1,441)
Proceeds from the Sale of a Subsidiary, Net	98	96	72
Net (Increase) Decrease in Federal Home Loan Bank Stock	(5,557)	963	(2,073)
Net Cash Used In Investing Activities	(227,770)	(148,566)	(157,789)
Cash Flows from Financing Activities:
Net Increase in Deposits	100,468	128,569	86,123
Net Increase (Decrease) in Short-Term Federal Home Loan Bank Borrowings	129,000	(18,000)	41,000
Net Increase (Decrease) in Short-Term Borrowings	(10,307)	29,130	12,663
Repayments of Federal Home Loan Bank Advances	(10,000)	—	—
Purchase of Treasury Stock	(2,098)	(3,248)	(2,141)
Shares Issued for Stock Option Exercises, net	2,255	1,190	2,404
Shares Issued Under the Employee Stock Purchase Plan	505	496	493
Tax Benefit for Exercises of Stock Options	—	—	188
Shares Issued for Dividend Reinvestment Plans	1,761	1,684	1,743
Cash Dividends Paid	(14,389)	(13,599)	(13,092)
Net Cash Provided By Financing Activities	197,195	126,222	129,381
Net Increase in Cash and Cash Equivalents	11,401	15,483	6,287
Cash and Cash Equivalents at Beginning of Year	72,838	57,355	51,068
Cash and Cash Equivalents at End of Year	$84,239	$72,838	$57,355

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$12,212	$6,957	$5,341
Income Taxes	10,037	11,454	11,961
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,015	1,779	1,876

See Notes to Consolidated Financial Statements.

# 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	RISKS AND UNCERTAINTIES

Nature of Operations - Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  The banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National/GFNB) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National/SNB) whose main office is located in Saratoga Springs, New York.  The two banks provide a full range of services to individuals and small to mid-size businesses in northeastern New York State from Albany, the State's capitol, to the Canadian border. Both banks have wealth management departments which provide investment management and administrative services. An active subsidiary of Glens Falls National is Upstate Agency LLC, offering insurance services including property, and casualty insurance, group health insurance and individual life insurance products. North Country Investment Advisers, Inc., a registered investment adviser that provides investment advice to our proprietary mutual funds, and Arrow Properties, Inc., a real estate investment trust, or REIT, are subsidiaries of Glens Falls National. Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

Concentrations of Credit - Virtually all of Arrow's loans are with borrowers in upstate New York.  Although the loan portfolios of the subsidiary banks are well diversified, tourism has a substantial impact on the northeastern New York economy.  The commitments to extend credit are fairly consistent with the distribution of loans presented in Note 5, "Loans," generally have the same credit risk and are subject to normal credit policies.  Generally, the loans are secured by assets and are expected to be repaid from cash flow or the sale of selected assets of the borrowers.  Arrow evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based upon management's credit evaluation of the counterparty.  The nature of the collateral varies with the type of loan and may include:  residential real estate, cash and securities, inventory, accounts receivable, property, plant and equipment, income producing commercial properties and automobiles.

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
Realized gains and losses are based upon the amortized cost of the specific security sold.  A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  To determine whether an impairment is other-than-temporary, all available information

# 62

relevant to the collectability of the security is considered, including past events, current conditions, and reasonable and supportable forecasts when developing an estimate of cash flows expected to be collected.  Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.  When an other-than-temporary impairment has occurred on a debt security, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the debt security or if it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis less any current-period credit loss.  If the Company intends to sell the debt security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the other-than-temporary impairment is separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable income taxes.

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
Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by management that the full repayment of principal and interest is unlikely. Unless already placed on nonaccrual status, loans secured by home equity lines of credit are put on nonaccrual status when 120 days past due; residential real estate loans when 150 days past due; commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain; all other loans are to be moved to nonaccrual status upon the earliest occurrence of repossession, bankruptcy, delinquency of 90 days or more unless the loan is secured and in the process of collection with no loss anticipated or when full collection of principal and interest is in doubt.
The balance of any accrued interest deemed uncollectible at the date the loan is placed on nonaccrual status is reversed, generally against interest income.  A loan is returned to accrual status at the later of the date when the past due status of the loan falls below the threshold for nonaccrual status or management deems that it is likely that the borrower will repay all interest and principal.  For payments received while the loan is on nonaccrual status, the Company may recognize interest income on a cash basis if the repayment of the remaining principal and accrued interest is deemed likely.
The allowance for loan losses is maintained by charges to operations based upon the Company's best estimate of the probable amount of loans that will not be able to collected based on current information and events.  Provisions to the allowance for loan losses are offset by actual loan charge-offs (net of any recoveries).  The loan portfolio is evaluated for potential charge-offs on a monthly basis.  In general, automobile and other consumer loans are charged-off when 120 days delinquent.  Residential real estate loans are charged-off when a loss becomes known or based on a new appraisal at the earlier of 180 days past due or repossession.  Commercial and commercial real estate loans are evaluated early in their delinquency status and are charged-off when management concludes that not all principal will be repaid from on-going cash flows or liquidation of collateral. An evaluation of estimated proceeds from the liquidation of the loan’s collateral is compared to the loan carrying amount and a charge to the allowance for loan losses is taken for any deficiency.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in Arrow's market area.  In addition, various Federal regulatory agencies, as an integral part of their examination process, review Arrow's allowance for loan losses. Such agencies may require Arrow to recognize additions to the allowance in future periods, based on their judgments about information available to them at the time of their examination, which may not be currently available to management.
All nonaccrual loans over $250 thousand and all troubled debt restructured loans are considered to be impaired loans and these loans are evaluated individually to determine the amount of impairment, if any. The amount of impairment, if any, related to individual impaired loans is measured based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Arrow determines impairment for collateral dependent loans based on the fair value of the collateral less estimated costs to sell. Any excess of the recorded investment in the collateral dependent impaired loan over the estimated collateral value, less costs to sell, is typically charged off. For impaired loans which are not collateral dependent, impairment is measured by comparing the recorded investment in the loan to the present value of the expected cash flows, discounted at the loan’s effective interest rate.  If this amount is less than the recorded investment in the loan, an impairment reserve is recognized as part of the allowance for loan losses, or based upon the judgment of management all or a portion of the excess of the recorded investment in the loan over the present value of the estimated future cash flow may be charged off.
The allowance for loan losses on the remaining loans is primarily determined based upon consideration of the historical loss factor incorporating a rolling twelve quarter look-back period of the respective segment that have occurred within each pool of loans over the loss emergence period (LEP), adjusted as necessary based upon consideration of qualitative considerations impacting the inherent risk of loss in the respective loan portfolios. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is recognized in the financial statements. Since the LEP may change under various economic environments, the LEP calculation is updated on an annual basis. In addition to historical net loss factors,

# 63

qualitative factors that impact the inherent risk of loss associated with the loan categories within total loan portfolio are evaluated. These include:

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

# 64

Investments in Real Estate Limited Partnerships - These limited partnerships acquire, develop and operate low and moderate-income housing. As a limited partner in these projects, the Company receives low income housing tax credits and tax deductions for losses incurred by the underlying properties. The proportional amortization method allowed in Accounting Standards Update 2014-01 "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects" is applied. The proportional amortization method permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and to recognize the net investment performance in the income statement as a component of income tax expense.

Income Taxes - The Tax Act was enacted on December 22, 2017 and required the Company to reflect the changes associated with the law’s provisions in its 2017 fourth quarter. The law is complex and has extensive implications for the Company’s federal and state current and deferred taxes and income tax expense. The Company recorded and reported the effects of the law’s impacts in its financial statements for the period ended December 31, 2017. See Note 15, Income Taxes, to the notes to our Consolidated Financial Statements for more information.
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

Stock-Based Compensation Plans - Arrow has three stock option plans, which are described more fully in Note 12, Stock Based Compensation.  The Company expenses the grant date fair value of stock options and restricted stock units granted.  For stock options and restricted stock units, the expense is recognized over the vesting period of the grant, typically four years for stock options and three years for restricted stock units, on a straight-line basis. Shares are generally issued from treasury for the exercise of stock options.
Arrow sponsors an Employee Stock Purchase Plan ("ESPP") under which employees may purchase Arrow’s common stock at a 5% discount below market price at the time of purchase. This stock purchase plan is not considered a compensatory plan.

# 65

Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed funds from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes require annual payments of principal and interest through 2019.  As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.  In addition, the Company makes additional cash contributions to the Plan each year.

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

Financial Instruments - Arrow is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit include home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the involvement Arrow has in particular classes of financial instruments. Arrow's policy is to record such instruments when funded.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time Arrow's entire holdings of a particular financial instrument.  Because no market exists for a significant portion of Arrow's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.
Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  For example, Arrow has a wealth management department that contributes net fee income annually.  The value of the wealth management department customer relationships is not considered a financial instrument of the Company, and therefore this value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred taxes, premises and equipment, the value of low-cost, long-term core deposits and goodwill.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
The fair value for loans is disclosed using the "exit price" notion which is a reasonable estimate of what another party might pay in an orderly transaction. Fair values for loans are calculated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, commercial real estate, residential mortgage, indirect auto and other consumer loans.  Each loan category is further segmented into fixed and adjustable interest rate terms and by performing and nonperforming categories.  The fair value of performing loans is calculated by determining the estimated future cash flow, which is the contractual cash flow adjusted for estimated prepayments. The discount rate is determined by starting with current market yields, and first adjusting for a liquidity premium. This premium is separately determined for residential real estate loans vs. other loans. Then a credit loss component is determined utilizing the credit loss assumptions used in the allowance for loan and lease loss model. Finally, a discount spread is applied separately for consumer loans vs. commercial loans based on market information and utilization of the Swap Curve.  Fair value for nonperforming loans is generally based on recent external appraisals.  If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows.  Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.
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

# 66

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

Recently Adopted and Recently Issued Accounting Standards

The following accounting standards have been adopted in 2018:

ASU 2014-09 "Revenue from Contracts With Customers" (Topic 606) was adopted as of January 1, 2018. For additional information, see "Revenue Recognition" above for further information.
ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" (Subtopic 825-10) significantly changed the income statement impact of equity investments. For Arrow, the standard became effective for the first quarter of 2018, and requires that equity investments be measured at fair value, with changes in fair value recognized in net income. The cumulative effect of the January 1, 2018 adoption was an increase to retained earnings of $331 thousand with a corresponding decrease to Accumulated Other Comprehensive Loss. See "Securities" above for further information. ASU 2016-01 also emphasized the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities not make use of a practicability exception in determining the fair value of loans. Accordingly, the Company refined the calculation used to determine the disclosed fair value of its loans as part of adopting this standard. See Note 17 to the Consolidated Financial Statements titled Fair Values for further information.
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
ASU 2017-04 "Intangibles-Goodwill and Other" (Topic 350) simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2018, we elected to early adopt ASU 2017-04, and the adoption had no impact on our consolidated financial statements. We will perform future goodwill impairment tests according to ASU 2017-04.
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

# 67

payment awards did not have a material impact on its financial position or the results of operations in periods subsequent to its adoption.

The following accounting standards have been issued and become effective for the Company at a future date:

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842) which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): "Land Easement Practical Expedient for Transition to Topic 842". In July 2018, the FASB issued ASU 2018-10 "Codification Improvements to Topic 842, Leases" which provided clarification on certain components of the original guidance, including that the rate implicit in the lease cannot be less than zero. Also in July 2018, the FASB issued ASU 2018-11 "Targeted Improvements" to Leases (Topic 842) which amends the original guidance to allow for the adoption of this standard to be applied retrospectively at the beginning of the period of adoption, which was January 1, 2019 for Arrow without revising prior comparative periods. Practical expedients were elected that did not require Arrow to reassess whether an existing contract contains a lease, to reassess existing leases between operating leases and finance leases and to not reassess initial direct costs for any existing leases. These practical expedients were applied together. Arrow also elected a practical expedient, which must be applied consistently to all of its leases, to use hindsight in determining the lease term when considering lessee options to extend or terminate the lease and in assessing impairment in the right-of-use asset. Arrow also made two accounting policy elections related to the adoption of this standard. The first is a determination not to separate lease and non-lease components and account for the resulting combined component as a single lease component. The second election is to account for short-term leases, those leases with a "lease term" of twelve months or less, like an operating lease under current U.S. GAAP. As a result of the adoption of this standard as of January 1, 2019, the Company's assets and liabilities increased approximately $8 million with no expected material impact to the Consolidated Statements of Income.
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
In August 2018, the FASB issued ASU 2018-14 "Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans" which applies to all companies that provide defined benefit pension or other postretirement benefit plans for their employees. Certain disclosure requirements have been eliminated such as reporting the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next year, and reporting the effects of a one-percentage-point change in the assumed healthcare cost trend rate on the aggregate of the service cost and

# 68

interest cost components of net periodic benefit cost and on the benefit obligation for postretirement healthcare benefits. New required disclosures for reporting the weighted-average interest rate used to credit cash balance and similar plans that have a promised interest credit, the reasons for significant gains and losses affecting benefit obligations and other requirements for reporting aggregate information related to pension plans. For Arrow, the standard becomes effective at December 31, 2020. The Company does not expect that the adoption of this change affecting defined benefit plan disclosures will have a material impact on its financial position or the results of operations.
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

Note 3:	CASH AND CASH EQUIVALENTS (Dollars In Thousands) (at December 31, 2018 and 2017)

	2018	2017
Cash and Due From Banks	$56,529	$42,562
Interest-Bearing Deposits at Banks	27,710	30,276
Total Cash and Cash Equivalents	$84,239	$72,838
Supplemental Information:
Total required reserves, including vault cash and Federal Reserve Bank deposits	$40,677	$30,771

The Company is required to maintain reserve balances with the Federal Reserve Bank of New York. The required reserve is calculated on a fourteen day average and the amounts presented in the table above represent the average for the period that includes December 31.

# 69

Note 4.	INVESTMENT SECURITIES (Dollars In Thousands)

The following table is the schedule of Available-For-Sale Securities at December 31, 2018 and 2017:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2018
Available-For-Sale Securities, at Amortized Cost	$47,071	$1,193	$273,227	$1,000	$322,491
Available-For-Sale Securities, at Fair Value	46,765	1,195	268,775	800	317,535
Gross Unrealized Gains	—	2	288	—	290
Gross Unrealized Losses	306	—	4,740	200	5,246
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					236,163

Maturities of Debt Securities, at Amortized Cost:
Within One Year	42,068	201	738	—	43,007
From 1 - 5 Years	5,003	512	145,554	—	151,069
From 5 - 10 Years	—	—	106,777	—	106,777
Over 10 Years	—	480	20,158	1,000	21,638

Maturities of Debt Securities, at Fair Value:
Within One Year	41,864	204	743	—	42,811
From 1 - 5 Years	4,901	511	142,091	—	147,503
From 5 - 10 Years	—	—	105,902	—	105,902
Over 10 Years	—	480	20,039	800	21,319

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$107,550	$—	$107,550
12 Months or Longer	46,765	—	124,627	800	172,192
Total	$46,765	$—	$232,177	$800	$279,742
Number of Securities in a Continuous Loss Position	10	—	86	1	97

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$841	$—	$841
12 Months or Longer	306	—	3,899	200	4,405
Total	$306	$—	$4,740	$200	$5,246

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	47,071
US Agency Obligations, at Fair Value	46,765
US Government Agency Securities, at Amortized Cost			$72,095
US Government Agency Securities, at Fair Value			71,800
Government Sponsored Entity Securities, at Amortized Cost			201,132
Government Sponsored Entity Securities, at Fair Value			196,975

# 70

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
December 31, 2017
Available-For-Sale Securities, at Amortized Cost	$60,328	$10,351	$229,077	$1,000	$1,120	$301,876
Available-For-Sale Securities, at Fair Value	59,894	10,349	227,596	800	1,561	300,200
Gross Unrealized Gains	—	9	485	—	441	935
Gross Unrealized Losses	434	11	1,966	200	—	2,611
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						183,052

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$20,348	$8,498	$70,930	$—	$—	$99,776
12 Months or Longer	39,546	—	80,759	800	—	121,105
Total	$59,894	$8,498	$151,689	$800	$—	$220,881
Number of Securities in a Continuous Loss Position	14	36	55	1	—	106

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$172	$11	$363	$—	$—	$546
12 Months or Longer	262	—	1,603	200	—	2,065
Total	$434	$11	$1,966	$200	$—	$2,611

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	60,328
US Agency Obligations, at Fair Value	59,894
US Government Agency Securities, at Amortized Cost			$40,832
US Government Agency Securities, at Fair Value			40,832
Government Sponsored Entity Securities, at Amortized Cost			188,245
Government Sponsored Entity Securities, at Fair Value			186,764

# 71

The following table is the schedule of Held-To-Maturity Securities at December 31, 2018 and 2017:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2018
Held-To-Maturity Securities, at Amortized Cost	$235,782	$47,694	$283,476
Held-To-Maturity Securities, at Fair Value	233,359	46,979	280,338
Gross Unrealized Gains	486	—	486
Gross Unrealized Losses	2,909	715	3,624
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			266,341

Maturities of Debt Securities, at Amortized Cost:
Within One Year	27,426	—	27,426
From 1 - 5 Years	93,495	47,694	141,189
From 5 - 10 Years	112,499	—	112,499
Over 10 Years	2,362	—	2,362

Maturities of Debt Securities, at Fair Value:
Within One Year	27,464	—	27,464
From 1 - 5 Years	93,130	46,979	140,109
From 5 - 10 Years	110,396	—	110,396
Over 10 Years	2,369	—	2,369

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$32,093	$33,309	$65,402
12 Months or Longer	110,947	13,670	124,617
Total	$143,040	$46,979	$190,019
Number of Securities in a Continuous Loss Position	411	47	458

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$162	$456	$618
12 Months or Longer	2,747	259	3,006
Total	$2,909	$715	$3,624

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$2,180
US Government Agency Securities, at Fair Value		2,143
Government Sponsored Entity Securities, at Amortized Cost		45,514
Government Sponsored Entity Securities, at Fair Value		44,836

# 72

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2017
Held-To-Maturity Securities, at Amortized Cost	$275,530	$60,377	$335,907
Held-To-Maturity Securities, at Fair Value	275,353	60,548	335,901
Gross Unrealized Gains	1,691	269	1,960
Gross Unrealized Losses	1,868	98	1,966
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			318,622

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$55,648	$13,764	$69,412
12 Months or Longer	65,152	3,257	68,409
Total	$120,800	$17,021	$137,821
Number of Securities in a Continuous Loss Position	352	14	366

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$442	$56	$498
12 Months or Longer	1,425	43	1,468
Total	$1,867	$99	$1,966

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$2,680
US Government Agency Securities, at Fair Value		2,661
Government Sponsored Entity Securities, at Amortized Cost		57,697
Government Sponsored Entity Securities, at Fair Value		57,887

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for December 31, 2018 and December 31, 2017 do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. agency issues, including mortgage-backed securities, are all rated AAA by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to December 31, 2018, there were no securities downgraded below investment grade.
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

# 73

The following table is the schedule of Equity Securities at December 31, 2018. Upon the adoption of ASU 2016-01 effective January 1, 2018, Equity Securities are not included in Securities Available-For-Sale since unrealized gains and losses are now recorded in the Consolidated Statements of Income. Prior to January 1, 2018, Equity Securities were included in Securities Available-For-Sale.

Equity Securities

December 31, 2018
Equity Securities, at Fair Value	$1,774

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the year ended December 31, 2018:

Twelve months ended December 31, 2018
Net Gain on Equity Securities	$213
Less: Net gain (loss) recognized during the reporting period on equity securities sold during the period	—
Unrealized net gain recognized during the reporting period on equity securities still held at the reporting date	$213

Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock (at cost)

	December 31,
	2018	2017
Federal Reserve Bank Stock	$1,132	$1,120
Federal Home Loan Bank Stock	14,374	8,829
Total Federal Reserve Bank and Federal Home Loan Bank Stock	$15,506	$9,949

# 74

Note 5:	LOANS (Dollars In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of December 31, 2018 and December 31, 2017 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2018
Loans Past Due 30-59 Days	$121	$108	$5,369	$281	$5,879
Loans Past Due 60-89 Days	49	—	2,136	1,908	4,093
Loans Past Due 90 or More Days	—	789	572	1,844	3,205
Total Loans Past Due	170	897	8,077	4,033	13,177
Current Loans	136,720	483,665	711,433	851,220	2,183,038
Total Loans	$136,890	$484,562	$719,510	$855,253	$2,196,215

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$144	$1,081	$1,225
Nonaccrual Loans	403	789	658	2,309	4,159

December 31, 2017
Loans Past Due 30-59 Days	$139	$—	$5,891	$2,094	$8,124
Loans Past Due 60-89 Days	19	—	1,215	509	1,743
Loans Past Due 90 or more Days	99	807	513	1,422	2,841
Total Loans Past Due	257	807	7,619	4,025	12,708
Current Loans	128,992	443,441	595,208	770,421	1,938,062
Total Loans	$129,249	$444,248	$602,827	$774,446	$1,950,770

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$6	$313	$319
Nonaccrual Loans	$588	$1,530	$653	$2,755	$5,526

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

# 75

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

Schedule of Supplemental Loan Information

	2018	2017
Supplemental Information:
Unamortized deferred loan origination costs, net of deferred loan origination fees, included in the above balances	$4,494	$4,055
Overdrawn deposit accounts, included in the above balances	572	473
Pledged loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank of New York	550,750	511,301
Residential real estate loans serviced for Freddie Mac, not included in the balances above	133,747	149,377
Loans held for sale at period-end, included in the above balances	215	327

Allowance for Loan Losses

The following table presents a roll forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Rollfoward of the Allowance for Loan Losses for the Year Ended:
December 31, 2017	$1,873	$4,504	$7,604	$4,605	$—	$18,586
Charge-offs	(153)	(17)	(1,246)	(116)	—	(1,532)
Recoveries	3	12	520	—	—	535
Provision	(505)	1,145	2,004	(37)	—	2,607
December 31, 2018	$1,218	$5,644	$8,882	$4,452	$—	$20,196

December 31, 2016	$1,017	$5,677	$6,120	$4,198	$—	$17,012
Charge-offs	(2)	(380)	(1,101)	(76)	—	(1,559)
Recoveries	9	—	388	—	—	397
Provision	849	(793)	2,197	483	—	2,736
December 31, 2017	$1,873	$4,504	$7,604	$4,605	$—	$18,586

# 76

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
December 31, 2015	$1,827	$4,520	$5,554	$3,790	$347	$16,038
Charge-offs	(97)	(195)	(871)	(107)	—	(1,270)
Recoveries	23	—	182	6	—	211
Provision	(736)	1,352	1,255	509	(347)	2,033
December 31, 2016	$1,017	$5,677	$6,120	$4,198	$—	$17,012

December 31, 2018
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$4	$—	$4
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,218	$5,644	$8,882	$4,448	$—	$20,192
Ending Loan Balance - Individually Evaluated for Impairment	$430	$793	$101	$1,899	$—	$3,223
Ending Loan Balance - Collectively Evaluated for Impairment	$136,460	$483,769	$719,409	$853,354	$—	$2,192,992

December 31, 2017
Allowance for loan losses - Loans Individually Evaluated for Impairment	$94	$2	$—	$10	$—	$106
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,779	$4,502	$7,604	$4,595	$—	$18,480
Ending Loan Balance - Individually Evaluated for Impairment	$489	$1,537	$95	$1,562	$—	$3,683
Ending Loan Balance - Collectively Evaluated for Impairment	$128,760	$442,711	$602,732	$772,884	$—	$1,947,087

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

# 77

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

Loan Credit Quality Indicators

The following table presents the credit quality indicators by loan category at December 31, 2018 and December 31, 2017:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2018
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$129,584	$456,868			$586,452
Special Mention	—	—			—
Substandard	7,306	26,905			34,211
Doubtful	—	789			789
Credit Risk Profile Based on Payment Activity:
Performing			$718,708	$851,863	1,570,571
Nonperforming			802	3,390	4,192

December 31, 2017
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$124,961	$417,362			$542,323
Special Mention	1,341	177			1,518
Substandard	2,947	25,902			28,849
Doubtful	—	807			807
Credit Risk Profile Based on Payment Activity:
Performing			$602,168	$771,584	1,373,752
Nonperforming			659	3,068	3,727

For the purposes of the table above, nonperforming automobile, residential and other consumer loans are those loans on nonaccrual status or are 90 days or more past due and still accruing interest.

# 78

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

# 79

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded allowance or no recorded allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2018
Recorded Investment:
With No Related Allowance	$430	$793	$101	$1,605	$2,929
With a Related Allowance	—	—	—	294	294
Unpaid Principal Balance:
With No Related Allowance	$429	$793	$100	$1,606	$2,928
With a Related Allowance	—	—	—	293	293

December 31, 2017
Recorded Investment:
With No Related Allowance	$—	$781	$94	$1,269	$2,144
With a Related Allowance	485	725	—	333	1,543
Unpaid Principal Balance:
With No Related Allowance	$—	$816	$95	$1,274	$2,185
With a Related Allowance	489	721	—	288	1,498

For the Year-To-Date Period Ended:
December 31, 2018
Average Recorded Balance:
With No Related Allowance	$215	$787	$98	$1,437	$2,537
With a Related Allowance	243	363	—	314	920
Interest Income Recognized:
With No Related Allowance	$—	$—	$1	$18	$19
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—

December 31, 2017
Average Recorded Balance:
With No Related Allowance	$—	$836	$93	$1,184	$2,113
With a Related Allowance	243	363	—	167	$773
Interest Income Recognized:
With No Related Allowance	$—	$34	$—	$23	$57
With a Related Allowance	1	2	—	23	26
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—

December 31, 2016
Average Recorded Balance:
With No Related Allowance	$78	$1,631	$103	$872	$2,684
With a Related Allowance	—	—	—	—	$—
Interest Income Recognized:
With No Related Allowance	$—	$29	$6	$1	$36
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—
# 80

At December 31, 2018 and December 31, 2017, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated:

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Year Ended:
December 31, 2018
Number of Loans	1	—	5	—	6
Pre-Modification Outstanding Recorded Investment	$38	$—	$44	$—	$82
Post-Modification Outstanding Recorded Investment	$38	$—	$44	$—	$82
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—

December 31, 2017
Number of Loans	1	1	6	—	8
Pre-Modification Outstanding Recorded Investment	$503	$725	$51	$—	$1,279
Post-Modification Outstanding Recorded Investment	$503	$725	$51	$—	$1,279
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—

December 31, 2016
Number of Loans	—	—	4	—	4
Pre-Modification Outstanding Recorded Investment	$—	$—	$39	$—	$39
Post-Modification Outstanding Recorded Investment	$—	$—	$39	$—	$39
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of December 31, 2018 or December 31, 2017.

# 81

Note 6:	PREMISES AND EQUIPMENT (Dollars In Thousands)

A summary of premises and equipment at December 31, 2018 and 2017 is presented below:

	2018	2017
Land and Bank Premises	$35,010	$35,254
Equipment, Furniture and Fixtures	30,192	25,662
Leasehold Improvements	1,921	1,901
Total Cost	67,123	62,817
Accumulated Depreciation and Amortization	(36,677)	(35,198)
Net Premises and Equipment	$30,446	$27,619

Amounts charged to expense for depreciation totaled $1,891, $1,921 and $1,928 in 2018, 2017 and 2016, respectively.

# 82

Note 7:	OTHER INTANGIBLE ASSETS (Dollars In Thousands)

The following table presents information on Arrow’s other intangible assets (other than goodwill) as of December 31, 2018, 2017 and 2016:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Customer Intangibles[1]	Total
Gross Carrying Amount, December 31, 2018	$2,247	$2,061	$4,382	$8,690
Accumulated Amortization	(2,247)	(1,799)	(2,792)	(6,838)
Net Carrying Amount, December 31, 2018	$—	$262	$1,590	$1,852
Gross Carrying Amount, December 31, 2017	$2,247	$2,061	$4,382	$8,690
Accumulated Amortization	(2,247)	(1,624)	(2,530)	(6,401)
Net Carrying Amount, December 31, 2017	$—	$437	$1,852	$2,289

Rollforward of Intangible Assets:
Balance, December 31, 2015	$—	$679	$2,428	$3,107
Intangible Assets Acquired	—	146	—	146
Intangible Assets Disposed	—	—	—	—
Amortization of Intangible Assets	—	(260)	(297)	(557)
Balance, December 31, 2016	—	565	2,131	2,696
Intangible Assets Acquired	—	93	—	93
Intangible Assets Disposed	—	—	—	—
Amortization of Intangible Assets	—	(221)	(279)	(500)
Balance, December 31, 2017	—	437	1,852	2,289
Intangible Assets Acquired	—	—	—	—
Intangible Assets Disposed	—	—	—	—
Amortization of Intangible Assets	—	(175)	(262)	(437)
Balance, December 31, 2018	$—	$262	$1,590	$1,852

1 Amortization of depositor intangibles and customer intangibles are reported in the Consolidated Statements of Income as a component of other operating expense.
2 Amortization of mortgage servicing rights is reported in the Consolidated Statements of Income as a reduction of mortgage servicing fee income, which is included with fees for other services to customers.

The following table presents the remaining estimated annual amortization expense for Arrow's intangible assets as of December 31, 2018:

	Mortgage Servicing Rights	Customer Intangibles	Total
Estimated Annual Amortization Expense:
2019	$103	$245	$348
2020	71	227	298
2021	50	210	260
2022	29	193	222
2023	9	176	185
2024 and beyond	—	539	539
Total	$262	$1,590	$1,852

# 83

Note 8:	GUARANTEES (Dollars In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of December 31, 2018 and 2017:

Balance at December 31,	2018	2017
Notional Amount:
Commitments to Extend Credit	$321,143	$315,256
Standby Letters of Credit	4,466	3,526
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	12	23

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at December 31, 2018 and 2017 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2018 and 2017 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 84

Note 9:	TIME DEPOSITS (Dollars In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2018:

Year of Maturity	Total Time Deposits
2019	$168,464
2020	49,965
2021	18,989
2022	9,208
2023	4,713
2024 and beyond	12,648
Total	$263,987

Note 10:	DEBT (Dollars in Thousands)

Schedule of Short-Term Borrowings:

	2018	2017
Balances at December 31:
Overnight Advances from the Federal Home Loan Bank of New York	$234,000	$105,000
Securities Sold Under Agreements to Repurchase	54,659	64,966
Total Short-Term Borrowings	$288,659	$169,966

Maximum Borrowing Capacity at December 31:
Federal Funds Purchased	$57,000	$35,000
Federal Home Loan Bank of New York	550,750	511,301
Federal Reserve Bank of New York	489,809	424,724

The securities sold under agreements to repurchase ("repo accounts") shown above represent collateralized borrowings with certain commercial customers located primarily within the Company's service area. All repo accounts at December 31, 2018 and 2017 have overnight maturities. Repo accounts are not covered by federal deposit insurance and are secured by our own qualified investment securities. The Company retains the right to substitute similar type securities and has the right to withdraw all excess collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. However, as a means of mitigating market risk, the Company maintains excess collateral to cover normal changes in the repurchase liability by monitoring daily usage. At December 31, 2018, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements. Investment securities with a fair value of $65.5 million and $66.6 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2018 and 2017, respectively, and are presented in the table below:

	2018	2017
Balances at December 31:
U.S. Government & Agency Obligations	$22,314	$37,329
Mortgage-Backed Securities	43,155	29,284
Total Pledged Collateral for Repo Accounts	$65,469	$66,613

Arrow's subsidiary banks have in place unsecured federal funds lines of credit with three correspondent banks. As a member of the FHLBNY, we participate in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock, residential real estate and home equity loans (see Note 4, "Investment Securities" and Note 5, "Loans").  Our investment in FHLBNY stock is proportional to the total of our overnight and term advances (see the Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock in Note 4, Investment Securities, to the notes to our Consolidated Financial Statements). Our bank subsidiaries have also established borrowing facilities with the Federal Reserve Bank of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5, Loans, to the notes to our Consolidated Financial Statements).

# 85

Long Term Debt - FHLBNY Term Advances

In addition to overnight advances, Arrow also borrows longer-term funds from the FHLBNY.

Maturity Schedule of FHLBNY Term Advances:

	Balances		Weighted Average Rate

Final Maturity	2018	2017	2018	2017
First Year	$20,000	$10,000	1.70%	1.50%
Second Year	25,000	20,000	2.02%	1.70%
Third Year	—	25,000	—%	2.02%
Fourth Year	—	—	—%	—%
Fifth Year	—	—	—%	—%
Total	$45,000	$55,000	1.88%	1.81%

Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

During 2018, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2018, 2017 and 2016 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income for the three years.

# 86

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	2018	2017
ACST II
Balance at December 31,	$10,000	$10,000
Period-End Interest Rate	5.55%	4.49%

ACST III
Balance at December 31,	$10,000	$10,000
Period-End Interest Rate	4.40%	3.34%

Note 11:	COMPREHENSIVE INCOME (Dollars In Thousands)

The following table presents the components of other comprehensive income for the years ended December 31, 2018, 2017 and 2016:

Schedule of Comprehensive Income
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
2018
Net Unrealized Securities Holding Losses Arising During the Period	$(2,839)	$723	$(2,116)
Net Retirement Plan Loss	(3,798)	965	(2,833)
Net Retirement Plan Prior Service Credit	(453)	115	(338)
Amortization of Net Retirement Plan Actuarial Loss	325	(83)	242
Accretion of Net Retirement Plan Prior Service Credit	108	(28)	80
Other Comprehensive Income (Loss)	$(6,657)	$1,692	$(4,965)

2017
Net Unrealized Securities Holding Losses Arising During the Period	$(1,505)	$565	$(940)
Reclassification Adjustment for Securities Losses Included in Net Income	448	(111)	337
Net Retirement Plan Loss	287	(73)	214
Amortization of Net Retirement Plan Actuarial Loss	411	(49)	362
Accretion of Net Retirement Plan Prior Service Credit	(11)	3	(8)
Other Comprehensive Income	$(370)	$335	$(35)

2016
Net Unrealized Securities Holding Losses Arising During the Period	$(1,672)	$648	$(1,024)
Reclassification Adjustment for Securities Gains Included in Net Income	22	(9)	13
Net Retirement Plan Losses	3,017	(1,296)	1,721
Amortization of Net Retirement Plan Actuarial Loss	716	(281)	435
Accretion of Net Retirement Plan Prior Service Credit	(12)	5	(7)
Other Comprehensive Loss	$2,071	$(933)	$1,138

# 87

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Year-To-Date periods ended:

December 31, 2017	$(1,250)	$(6,380)	$(884)	$(8,514)
Other comprehensive loss before reclassifications	(2,116)	(2,833)	(338)	(5,287)
Amounts reclassified from accumulated other comprehensive loss		242	80	322
Net current-period other comprehensive loss	(2,116)	(2,591)	(258)	(4,965)
Amounts reclassified from accumulated other comprehensive loss	(331)			(331)
December 31, 2018	$(3,697)	$(8,971)	$(1,142)	$(13,810)

December 31, 2016	$(382)	$(5,737)	$(715)	$(6,834)
Other comprehensive income (loss) before reclassifications	(940)	214	—	(726)
Amounts reclassified from accumulated other comprehensive income (loss)	337	362	(8)	691
Net current-period other comprehensive income	(603)	576	(8)	(35)
Reclassification due to the adoption of ASU No. 2018-02	$(265)	$(1,219)	$(161)	$(1,645)
December 31, 2017	$(1,250)	$(6,380)	$(884)	$(8,514)

December 31, 2015	$629	$(7,893)	$(708)	$(7,972)
Other comprehensive income (loss) before reclassifications	(1,024)	1,721	—	697
Amounts reclassified from accumulated other comprehensive income (loss)	13	435	(7)	441
Net current-period other comprehensive income (loss)	(1,011)	2,156	(7)	1,138
December 31, 2016	$(382)	$(5,737)	$(715)	$(6,834)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 88

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

December 31, 2018

Unrealized gains and losses on available-for-sale securities
	$—		Loss on Securities Transactions, Net
	—		Total before tax
	—		Provision for Income Taxes
	$—		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$(108)	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(325)	(2)	Salaries and Employee Benefits
	(433)		Total before tax
	111		Provision for Income Taxes
	$(322)		Net of tax

Total reclassifications for the period	$(322)		Net of tax

December 31, 2017

Unrealized gains and losses on available-for-sale securities
	$(448)		Loss on Securities Transactions, Net
	(448)		Total before tax
	111		Provision for Income Taxes
	$(337)		Net of tax

Amortization of defined benefit pension items
Prior-service costs	11	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(411)	(2)	Salaries and Employee Benefits
	(400)		Total before tax
	46		Provision for Income Taxes
	$(354)		Net of tax

Total reclassifications for the period	$(691)		Net of tax

# 89

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

December 31, 2016

Unrealized gains and losses on available-for-sale securities
	$(22)		Gain on Securities Transactions, Net
	(22)		Total before tax
	9		Provision for Income Taxes
	$(13)		Net of tax

Amortization of defined benefit pension items
Prior-service costs	12	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(716)	(2)	Salaries and Employee Benefits
	(704)		Total before tax
	276		Provision for Income Taxes
	$(428)		Net of tax

Total reclassifications for the period	$(441)		Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension footnote for additional details).

# 90

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

Shares Available for Grant at Period-End	261,614

Stock Options - Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

The following table summarizes information about stock option activity for the year ended December 31, 2018.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	356,540	23.42
Granted	53,466	31.84
Exercised	(107,818)	20.92
Forfeited	(17,666)	27.06
Outstanding at December 31, 2018	284,522	25.67	5.44	1,807
Vested at Period-End	172,410	22.56	3.68	1,631
Expected to Vest	112,112	30.46	8.16	176

# 91

Schedule of Stock Options Granted Under the Long Term Incentive Plan by Exercise Price Range

	Exercise Price Ranges
	$17.48	$19.58 to $20.93	$21.50 to $21.99	$23.19 to $23.66	$31.84	$35.07	Total
Outstanding at December 31, 2018
Number of Stock Options Outstanding	5,763	61,569	52,683	69,175	50,376	44,956	284,522
Weighted-Average Remaining Contractual Life (in years)	0.06	1.65	3.75	6.34	9.09	7.86	5.44
Weighted-Average Exercise Price	17.48	20.32	21.81	23.45	31.84	35.07	25.67

Vested at December 31, 2018
Number of Stock Options Outstanding	5,763	61,569	52,683	38,243	1,030	13,122	172,410
Weighted-Average Remaining Contractual Life (in years)	0.06	1.65	3.75	6.00	9.09	7.36	3.68
Weighted-Average Exercise Price	17.48	20.32	21.81	23.40	31.84	35.07	22.55

Schedule of Other Information on Stock Options Granted

	2018	2017	2016
Stock Options Granted	53,466	57,290	60,101
Weighted Average Grant Date Information:
Fair Value of Options Granted	$5.59	$6.07	$5.28
Fair Value Assumptions:
Dividend Yield	2.98%	2.72%	3.88%
Expected Volatility	21.55%	21.40%	32.95%
Risk Free Interest Rate	2.68%	2.25%	1.80%
Expected Lives (in years)	6.98	6.88	7.56

Amount Expensed During the Year	$322	$351	$287
Compensation Costs for Non-vested Awards Not Yet Recognized	504	528	521
Weighted Average Expected Vesting Period, In Years	2.74	2.59	2.71
Proceeds From Stock Options Exercised	2,255	$1,190	$2,404
Tax Benefits Related to Stock Options Exercised	240	168	188
Intrinsic Value of Stock Options Exercised	1,552	825	1,010

Restricted Stock Units - The Company grants restricted stock units which gives the recipient the right to receive shares of Company stock upon vesting. The fair value of each restricted stock unit is the market value of Company stock on the date of grant. 100% of the restricted stock unit awards vest three years from the grant date. Once vested, the restricted stock units become vested units. Vested units settle upon retirement of the recipient. Unvested restricted stock unit awards will generally be forfeited if the recipient ceases to be employed by the Company, with limited exceptions.

The following table summarizes information about restricted stock unit activity for the year ended December 31, 2018 which was the first year the company has granted restricted stock units.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	—	$—
Granted	3,377	$32.57
Vested	—	$—
Canceled	—	$—
Non-vested at December 31, 2018	3,377	$32.57

# 92

The following table presents information on the amounts expensed related to Restricted Stock Units awarded pursuant to the Long Term Incentive Plan for the year ended December 31, 2018.

2018
Amount Expensed During the Year	34
Compensation Costs for Non-vested Awards Not Yet Recognized	76

Employee Stock Purchase Plan
Arrow sponsors an ESPP under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

Employee Stock Ownership Plan

Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed funds from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes require annual payments of principal and interest through 2019.  As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.  In addition, the Company makes additional cash contributions to the Plan each year.

Schedule of ESOP Compensation Expense

	2018	2017	2016
ESOP Compensation Expense	$1,400	$1,400	$1,200

Shares pledged as collateral are reported as unallocated ESOP shares in stockholders’ equity.  As shares are released from collateral, Arrow reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.  The ESOP shares as of December 31, 2018 were as follows:

Schedule of Shares in ESOP Plan

ESOP Plan Shares:	2018
Allocated Shares	758,101
Shares Released for Allocation During 2018	4,931
Unallocated Shares	5,001
Total ESOP Shares	768,033

Market Value of Unallocated Shares	$160

Note 13:	RETIREMENT BENEFIT PLANS (Dollars in Thousands)

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
As of December 31, 2018, Arrow updated its mortality assumption to the RP-2014 Mortality Table for annuitants and non-annuitants with projected generational mortality improvements using Scale MP-2018 for the pension plans and the RPH-2014 Mortality Table for annuitants and non-annuitants with projected generational mortality improvements using Scale MP-2018 for the retiree health plan. The revised assumptions resulted in a decrease in postretirement liabilities. As of December 31, 2018, Arrow also updated its mortality assumption for annuity/lump sum conversions for the pension plans to the 2019 IRC Section 417(e)(3)B) applicable mortality table. The revised assumption results in an increase in postretirement liabilities for the pension plans.

# 93

The interest rates used in determining the present value of a lump sum payment/annuitizing cash balance accounts were changed to the segment rates in effect fo the January 1, 2019 plan year (3.43%, 4.46%, 4.88%) as of December 31, 2018. This change was made to more accurately reflect current expected long-term interest rates and resulted in an increase in liability for the Employee's Pension Plan and the Select Executive Retirement Plan.
The following tables set forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:
Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Defined Benefit Plan Funded Status
December 31, 2018
Fair Value of Plan Assets	$48,445	$—	$—
Benefit Obligation	38,069	4,710	7,706
Funded Status of Plan	$10,376	$(4,710)	$(7,706)

December 31, 2017
Fair Value of Plan Assets	$53,571	$—	$—
Benefit Obligation	38,921	4,586	7,727
Funded Status of Plan	$14,650	$(4,586)	$(7,727)

Change in Benefit Obligation
Benefit Obligation, at January 1, 2018	$38,921	$4,586	$7,727
Service Cost [1]	1,557	414	136
Interest Cost [2]	1,598	192	333
Plan Participants' Contributions	—	—	416
Amendments	—	—	453
Actuarial (Gain) Loss	(795)	(17)	(664)
Benefits Paid	(3,212)	(465)	(695)
Benefit Obligation, at December 31, 2018	$38,069	$4,710	$7,706

Benefit Obligation, at January 1, 2017	$36,154	$4,547	$7,623
Service Cost [1]	1,392	45	130
Interest Cost [2]	1,682	209	339
Plan Participants' Contributions	—	—	492
Amendments	—	—	—
Actuarial (Gain) Loss	2,440	245	(14)
Benefits Paid	(2,747)	(460)	(843)
Benefit Obligation, at December 31, 2017	$38,921	$4,586	$7,727

Change in Fair Value of Plan Assets
Fair Value of Plan Assets, at January 1, 2018	$53,571	$—	$—
Actual Return on Plan Assets	(1,914)	—	—
Employer Contributions	—	465	279
Plan Participants' Contributions	—	—	416
Benefits Paid	(3,212)	(465)	(695)
Fair Value of Plan Assets, at December 31, 2017	$48,445	$—	$—

Fair Value of Plan Assets, at January 1, 2017	$50,220	$—	$—
Actual Return on Plan Assets	6,098	—	—
Employer Contributions	—	460	351
Plan Participants' Contributions	—	—	492
Benefits Paid	(2,747)	(460)	(843)
Fair Value of Plan Assets, at December 31, 2017	$53,571	$—	$—

Accumulated Benefit Obligation at December 31, 2018	$37,749	$4,672	$7,706

# 94

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Amounts Recognized in the Consolidated Balance Sheets
December 31, 2018
Prepaid Pension Asset	$10,376	$—	—
Accrued Benefit Liability	—	(4,710)	(7,706)
Net Benefit Recognized	$10,376	$(4,710)	$(7,706)

December 31, 2017
Prepaid Pension Asset	$14,650	$—	—
Accrued Benefit Liability	—	(4,586)	(7,727)
Net Benefit Recognized	$14,650	$(4,586)	$(7,727)

Amounts Recognized in Other Comprehensive Income (Loss)
For the Year Ended December 31, 2018
Net Unamortized Loss (Gain) Arising During the Period	$4,480	$(17)	$(665)
Net Prior Service Cost Arising During the Period	—	—	453
Amortization of Net Loss	(194)	(131)	—
Amortization of Prior Service Credit (Cost)	49	(57)	(100)
Total Other Comprehensive (Loss) for Pension and Other Postretirement Benefit Plans	$4,335	$(205)	$(312)

For the Year Ended December 31, 2017
Net Unamortized (Gains) Loss Arising During the Period	$(517)	$244	$(14)
Net Prior Service Cost Arising During the Period	—	—	—
Amortization of Net (Gains) Loss	(306)	(129)	24
Amortization of Prior Service Credit (Cost)	57	(57)	11
Total Other Comprehensive Income (Loss) for Pension and Other Postretirement Benefit Plans	$(766)	$58	$21

For the Year Ended December 31, 2016
Net Unamortized Loss Arising During the Period	$(2,657)	$(32)	$(328)
Net Prior Service Cost Arising During the Period	—	—	—
Amortization of Net Loss	(591)	(125)	—
Amortization of Prior Service (Cost) Credit	57	(57)	12
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$(3,191)	$(214)	$(316)

Accumulated Other Comprehensive Income
December 31, 2018
Net Actuarial Loss (Gains)	$10,942	$1,979	$(893)
Prior Service (Credit) Cost	313	432	786
Total Accumulated Other Comprehensive Income, Before Tax	$11,255	$2,411	$(107)

December 31, 2017
Net Actuarial Loss (Gains)	$6,656	$2,127	$(228)
Prior Service (Credit) Cost	264	489	433
Total Accumulated Other Comprehensive Income, Before Tax	$6,920	$2,616	$205
Amounts that will be Amortized from Accumulated Other Comprehensive Income the Next Year
Net Actuarial Loss (Gain)	$612	$106	$(70)
Prior Service Cost	$69	$54	$101

# 95

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Net Periodic Benefit Cost
For the Year Ended December 31, 2018
Service Cost [1]	$1,557	$414	$136
Interest Cost [2]	1,598	192	333
Expected Return on Plan Assets [2]	(3,362)	—	—
Amortization of Prior Service (Credit) Cost [2]	(49)	57	100
Amortization of Net Loss [2]	194	131	—
Net Periodic Benefit Cost	$(62)	$794	$569

For the Year Ended December 31, 2017
Service Cost [1]	$1,392	$45	$130
Interest Cost [2]	1,682	209	339
Expected Return on Plan Assets [2]	(3,141)	—	—
Amortization of Prior Service (Credit) Cost [2]	(57)	57	(11)
Amortization of Net Loss [2]	306	129	(24)
Net Periodic Benefit Cost	$182	$440	$434

For the Year Ended December 31, 2016
Service Cost [1]	$1,400	$40	$147
Interest Cost [2]	1,641	206	340
Expected Return on Plan Assets [2]	(3,198)	—	—
Amortization of Prior Service (Credit) Cost [2]	(57)	57	(12)
Amortization of Net Loss [2]	591	125	—
Net Periodic Benefit Cost	$377	$428	$475

Weighted-Average Assumptions Used in Calculating Benefit Obligation
December 31, 2018
Discount Rate	4.81%	4.80%	4.81%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.36%	3.36%

December 31, 2017
Discount Rate	4.24%	4.18%	4.22%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%
Interest Rate to Annuitize Cash Balance Account	4.25%	4.25%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	4.25%	4.25%

Weighted-Average Assumptions Used in Calculating Net Periodic Benefit Cost
December 31, 2018
Discount Rate	4.24%	4.18%	4.22%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%

# 96

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
December 31, 2017
Discount Rate	4.83%	4.73%	4.80%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%
Interest Rate to Annuitize Cash Balance Account	4.50%	4.50%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	4.50%	4.50%

December 31, 2016
Discount Rate	4.73%	4.61%	4.69%
Expected Long-Term Return on Plan Assets	7.00%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.03%	3.03%
Interest Rate to Annuitize Cash Balance Account	5.00%	5.00%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	5.00%	5.00%

Footnotes:

1.	Included in Salaries and Employee Benefits on the Consolidated Statements of Income

2.	Included in Other Operating Expense on the Consolidated Statements of Income

# 97

Schedule of Defined Benefit Plan Disclosures Information about Defined Benefit Plan Assets - Employees' Pension Plan

Fair Value Measurements Using:
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percent of Total	Target Allocation Minimum	Target Allocation Maximum
December 31, 2018
Cash	$—	$—	$—	$—	—%	—%	15.0%
Interest-Bearing Money Market Fund	3,310	—	—	3,310	6.8%	—%	15.0%
Arrow Common Stock[1]	5,381	—	—	5,381	11.1%	—%	10.0%
North Country Funds - Equity [2]	16,629	—	—	16,629	34.3%
Other Mutual Funds - Equity	13,081	—	—	13,081	27.0%
Total Equity Funds	29,710	—	—	29,710	61.3%	55.0%	85.0%
North Country Funds - Fixed income [2]	8,124	—	—	8,124	16.8%
Other Mutual Funds - Fixed Income	1,920	—	—	1,920	4.0%
Total Fixed Income Funds	10,044	—	—	10,044	20.8%	10.0%	30.0%
Total	$48,445	$—	$—	$48,445	100.0%

December 31, 2017
Cash	$22	$—	$—	$22	—%	—%	15.0%
Interest-Bearing Money Market Fund	2,682	—	—	2,682	5.0%	—%	15.0%
Arrow Common Stock[1]	5,657	—	—	5,657	10.6%	—%	10.0%
North Country Funds - Equity [2]	19,680	—	—	19,680	36.7%
Other Mutual Funds - Equity	15,168	—	—	15,168	28.3%
Total Equity Funds	34,848	—	—	34,848	65.0%	55.0%	85.0%
North Country Funds - Fixed income [2]	8,388	—	—	8,388	15.7%
Other Mutual Funds - Fixed Income	1,974	—	—	1,974	3.7%
Total Fixed Income Funds	10,362	—	—	10,362	19.4%	10.0%	30.0%
Total	$53,571	$—	$—	$53,571	100.0%

1 Acquisition of Arrow Financial Corporation common stock was under 10% of the total fair value of the employee's pension plan assets at the time of acquisition.
2 The North Country Funds - Equity and the North Country Funds - Fixed Income are publicly traded mutual funds advised by Arrow's subsidiary, North Country Investment Advisers, Inc.

# 98

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Expected Future Benefit Payments
2019	$2,223	$447	$580
2020	2,792	432	594
2021	2,513	416	639
2022	2,756	399	626
2023	2,781	381	614
2024 - 2028	15,162	2,683	3,212

Estimated Contributions During 2019	$—	$447	$580

Assumed Health Care Cost Trend Rates
December 31, 2018
Health Care Cost Trend Rate Assumed for Next Year			7.00%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			3.78%
Year that the Rate Reaches the Ultimate Trend Rate			2075

December 31, 2017
Health Care Cost Trend Rate Assumed for Next Year			7.25%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			3.89%
Year that the Rate Reaches the Ultimate Trend Rate			2075

Effect of a One-Percentage Point Change in Assumed Health Care Cost Trend Rates
Effect of a One Percentage Point Increase on Service and Interest Cost Components			$42
Effect of a One Percentage Point Decrease on Service and Interest Cost Components			(36)
Effect of a One Percentage Point Increase on Accumulated Postretirement Benefit Obligation			478
Effect of a One Percentage Point Decrease on Accumulated Postretirement Benefit Obligation			(417)

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

# 99

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
Cash Flows - We were not required to and we did not make any contribution to our qualified pension plan in 2018.    Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.

Note 14:	OTHER EXPENSES (Dollars In Thousands)

Other operating expenses included in the Consolidated Statements of Income are as follows:

	2018	2017	2016
Information Technology Services	$5,670	$5,028	$4,706
Legal and Other Professional Fees	2,460	2,194	2,119
Postage and Courier	982	947	1,087
Advertising and Promotion	1,083	1,035	1,084
Stationery and Printing	782	841	892
Telephone and Communications	853	797	840
Intangible Asset Amortization	262	279	297
All Other	3,507	3,456	3,469
Total Other Operating Expense	$15,599	$14,577	$14,494

# 100

Note 15:	INCOME TAXES (Dollars In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2018	2017	2016
Federal	$7,668	$11,142	$10,496
State	1,450	917	1,002
Total Current Tax Expense	9,118	12,059	11,498
Deferred Tax Expense (Benefit):
Federal	(40)	(1,453)	(69)
State	(52)	(77)	(214)
Total Deferred Tax Expense (Benefit)	(92)	(1,530)	(283)

Total Provision for Income Taxes	$9,026	$10,529	$11,215

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate, 21% for 2018 and 35% for 2017 and 2016, to pre-tax income as a result of the following:

	2018	2017	2016
Computed Tax Expense at Statutory Rate	$9,514	$13,949	$13,212
Increase (Decrease) in Income Taxes Resulting From:
Tax Cuts and Jobs Act impact on deferred remeasurement	—	(1,116)	—
Tax-Exempt Income	(1,407)	(2,537)	(2,437)
Nondeductible Interest Expense	50	52	40
State Taxes, Net of Federal Income Tax Benefit	1,093	698	554
Tax benefit from stock based compensation	(175)	(134)	—
Other Items, Net	(49)	(383)	(154)
Total Provision for Income Taxes	$9,026	$10,529	$11,215

The Tax Act was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%, among other changes. We do not believe that the other provisions within the Tax Act will have a material impact.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

	2018	2017
Deferred Tax Assets:
Allowance for Loan Losses	$5,131	$4,730
Pension and Deferred Compensation Plans	2,764	2,595
Pension Liability Included in Accumulated Other Comprehensive Income	3,450	2,475
Other	342	357
Net Unrealized Losses on Securities Available-for-Sale Included in Accumulated Other Comprehensive Income	1,259	426
Total Gross Deferred Tax Assets	12,946	10,583
Valuation Allowance for Deferred Tax Assets	—	—
Total Gross Deferred Tax Assets, Net of Valuation Allowance	$12,946	$10,583
Deferred Tax Liabilities:
Pension Plans	$5,502	$5,487
Depreciation	1,149	955
Deferred Income	3,003	2,779
Net Unrealized Gains on Equity Securities	166	—
Goodwill	3,546	3,566
Total Gross Deferred Tax Liabilities	$13,366	$12,787

Management believes that the realization of the recognized gross deferred tax assets at December 31, 2018 and 2017 is more likely than not, based on historic earnings and expectations as to future taxable income.

# 101

Interest and penalties are recorded as a component of the provision for income taxes, if any.  There are no current examinations of our Federal or state income tax returns, nor have we been notified of any up-coming examinations. Tax years 2015 through 2018 are subject to Federal and New York State examination. Management annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2018.

Note 16:	EARNINGS PER SHARE (Dollars In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for each of the years in the three-year period ended December 31, 2018.  All share and per share amounts have been adjusted for the September 27, 2018 3% stock dividend.

Earnings Per Share
	Year-to-Date Period Ended:
	12/31/2018	12/31/2017	12/31/2016
Earnings Per Share - Basic:
Net Income	$36,279	$29,326	$26,534
Weighted Average Shares - Basic	14,408	14,310	14,206
Earnings Per Share - Basic	$2.52	$2.05	$1.87

Earnings Per Share - Diluted:
Net Income	$36,279	$29,326	$26,534
Weighted Average Shares - Basic	14,408	14,310	14,206
Dilutive Average Shares Attributable to Stock Options	80	96	91
Weighted Average Shares - Diluted	14,488	14,406	14,297
Earnings Per Share - Diluted	$2.50	$2.04	$1.86

# 102

Note 17:	FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at December 31, 2018 were securities available-for-sale and equity securities and at December 31, 2017 were securities available-for-sale.  Arrow held no securities or liabilities for trading on such dates.  For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 2, Summary of Significant Accounting Policies.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
	Fair Value Measurements at Reporting Date Using:
Fair Value of Assets and Liabilities Measured on a Recurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
December 31, 2018
Securities Available-for Sale:
U.S. Government & Agency Obligations	$46,765	$—	$46,765	$—
State and Municipal Obligations	1,195	—	1,195	—
Mortgage-Backed Securities	268,775	—	268,775	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	317,535	$—	$317,535	$—
Equity Securities	1,774		1,774
Total Securities Measured on a Recurring Basis	$319,309		319,309
December 31, 2017
Securities Available-for Sale:
U.S. Government & Agency Obligations	$59,894	$—	$59,894	$—
State and Municipal Obligations	10,349	—	10,349	—
Mortgage-Backed Securities	227,596	—	227,596	—
Corporate and Other Debt Securities	800	—	800	—
Equity Securities	1,561	—	1,561	—
Total Securities Available-for Sale	$300,200	$—	$300,200	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
December 31, 2018
Collateral Dependent Impaired Loans	$—	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	$1,260	$—	$—	$1,260	$(669)
December 31, 2017
Collateral Dependent Impaired Loans	$—	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	$1,847	$—	$—	$1,847	$(569)
We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

# 103

During the third quarter of 2018, the Company determined that the previously reported U.S. Government & Agency Obligations of $59,894 at December 31, 2017 were incorrectly classified as Level 1 securities, instead of the correct classification as Level 2 securities. The Company corrected the fair value leveling disclosure for the year ended December 31, 2017 to reflect the correction of this classification. This error had no impact on the fair value of U.S. Government & Agency Obligation or the total securities available-for-sale.
There were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2018 or 2017.

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at December 31, 2018 and 2017.

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
The carrying amount of FHLBNY and FRB stock approximates fair value. If the stock was redeemed, the Company will receive an amount equal to the par value of the stock.
The book value of the outstanding trust preferred securities (Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts) are considered to approximate fair value since the interest rates are variable (indexed to LIBOR) and Arrow is well-capitalized.

# 104

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Cash and Cash Equivalents	$84,239	$84,239	$84,239	$—	$—
Securities Available-for-Sale	317,535	317,535	—	317,535	—
Securities Held-to-Maturity	283,476	280,338	—	280,338	—
Equity Securities	1,774	1,774		1,774
FHLBNY and Federal Reserve Bank Stock	15,506	15,506	—	15,506	—
Net Loans	2,176,019	2,114,372	—	—	2,114,372
Accrued Interest Receivable	7,035	7,035	—	7,035	—
Deposits	2,345,584	2,338,410	—	2,338,410	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	54,659	54,659	—	54,659	—
FHLBNY Overnight Advances	234,000	234,000	—	234,000	—
Federal Home Loan Bank Term Advances	45,000	44,652	—	44,652	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	570	570	—	570	—

December 31, 2017
Cash and Cash Equivalents	$72,838	$72,838	$72,838	$—	$—
Securities Available-for-Sale	300,200	300,200	—	300,200	—
Securities Held-to-Maturity	335,907	335,901	—	335,901	—
Federal Home Loan Bank and Federal Reserve Bank Stock	9,949	9,949	—	9,949	—
Net Loans	1,932,184	1,901,046	—	—	1,901,046
Accrued Interest Receivable	6,753	6,753	—	6,753	—
Deposits	2,245,116	2,236,548	—	2,236,548	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	64,966	64,966	—	64,966	—
Federal Home Loan Bank Overnight Advances	105,000	105,000	—	105,000	—
Federal Home Loan Bank Term Advances	55,000	54,781	—	54,781	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	410	410	—	410	—

# 105

Note 18:	LEASES (Dollars In Thousands)

At December 31, 2018, Arrow was obligated under a number of noncancellable operating leases for buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.
Net rental expense for the years ended December 31, 2018, 2017 and 2016 was as follows:

	2018	2017	2016
Net Rental Expense	$844	$746	$822

Future minimum lease payments on operating leases at December 31, 2018 were as follows:

Operating Leases
2019	$857
2020	626
2021	497
2022	357
2023	286
2024 and beyond	2,776
Total Minimum Lease Payments	$5,399

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
The principal source of the funds for the payment of stockholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2018, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $56.1 million.
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
Current quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2018 and 2017, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject. The regulatory capital requirements incorporate a capital concept, the so-called "capital conservation buffer" (set at 2.5%, after full phase-in), which must be added to each of the minimum required risk-based capital ratios (i.e., the minimum CET1 ratio, the minimum Tier 1 risk-based capital ratio and the minimum total risk-based capital ratio). As of January 1, 2019, the capital conservation buffer increased to 2.50% of risk weighted assets from 1.875% at January 1, 2018.
The Economic Growth Act was signed into law May 24, 2018, and includes a provision requiring the federal bank regulatory agencies to establish a "community bank leverage ratio" (CBLR) of between 8% and 10%, calculated by dividing tangible equity capital by average total consolidated assets of "qualifying community banks" that meet certain requirements to be set by those regulatory agencies.  A qualifying community bank is a depository institution or bank holding company with less than $10 billion in total assets that meets the other requirements to be established by the regulators.  If a qualifying community bank exceeds the community bank leverage ratio, it will be deemed to have met all applicable capital and leverage requirements, including the generally applicable leverage capital requirements and risk-based capital requirements and (if the community bank is a depository institution), the "well capitalized" requirement under the federal "prompt corrective action" capital standards.  This new community bank leverage ratio is intended to reduce the burden of compliance with regard to regulatory capital adequacy for qualifying community banks.

# 106

However, this alternative capital standard will not be effective until the federal bank regulatory authorities adopt rules for its implementation.
On November 21, 2018, federal banking regulators issued a notice of proposed rulemaking that would set the threshold for the CBLR at greater than 9%, calculated as the ratio of “CBLR tangible equity” divided by “average total consolidated assets.” Based on the parameters of this proposed rulemaking, the CBLR for Arrow and both subsidiary banks is estimated to exceed the 9% threshold. However, these proposed rules are not yet final, and the terms of the rules may change before becoming final. Upon effectiveness, the final rules may impact Arrow’s capital options and requirements, although the potential impact of the final rules on Arrow will remain uncertain until those final rules are issued.  Until those rules become final, the enhanced bank capital standards promulgated under Dodd-Frank will remain applicable to Arrow.
As of December 31, 2018, Arrow and both subsidiary banks qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage, and CET1 risk-based ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories. The actual capital amounts and ratios for Arrow and its subsidiary banks, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), are presented in the table below as of December 31, 2018 and 2017:

# 107

	Actual		Minimum Amounts For Capital Adequacy Purposes (including "capital conservation buffer")		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Total Capital (to Risk Weighted Assets):
Arrow	$304,109	14.9%	$202,059	9.9%	$204,100	10.0%
Glens Falls National	237,238	14.4%	163,101	9.9%	164,749	10.0%
Saratoga National	56,483	14.2%	39,379	9.9%	39,777	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	283,913	13.9%	161,361	7.9%	163,403	8.0%
Glens Falls National	220,844	13.4%	130,199	7.9%	131,847	8.0%
Saratoga National	52,681	13.2%	31,529	7.9%	31,928	8.0%
Tier I Capital (to Average Assets):
Arrow	283,913	9.6%	118,297	4.0%	147,871	5.0%
Glens Falls National	220,844	9.1%	97,074	4.0%	121,343	5.0%
Saratoga National	52,681	9.6%	21,950	4.0%	27,438	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	263,863	12.9%	130,909	6.4%	132,954	6.5%
Glens Falls National	220,794	13.4%	105,454	6.4%	107,102	6.5%
Saratoga National	52,681	13.2%	25,542	6.4%	25,941	6.5%

As of December 31, 2017
Total Capital (to Risk Weighted Assets):
Arrow	278,163	15.0%	172,461	9.3%	185,442	10.0%
Glens Falls National	220,275	14.6%	140,312	9.3%	150,873	10.0%
Saratoga National	48,822	14.0%	32,432	9.3%	34,873	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	259,378	14.0%	135,247	7.3%	148,216	8.0%
Glens Falls National	205,200	13.6%	110,144	7.3%	120,706	8.0%
Saratoga National	45,311	13.0%	25,444	7.3%	27,884	8.0%
Tier I Capital (to Average Assets):
Arrow	259,378	9.5%	109,212	4.0%	136,515	5.0%
Glens Falls National	205,200	9.1%	90,198	4.0%	112,747	5.0%
Saratoga National	45,311	9.4%	19,281	4.0%	24,102	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	239,326	12.9%	107,604	5.8%	120,591	6.5%
Glens Falls National	205,148	13.6%	87,490	5.8%	98,049	6.5%
Saratoga National	45,311	13.0%	20,216	5.8%	22,656	6.5%

# 108

Note 20:	PARENT ONLY FINANCIAL INFORMATION (Dollars In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2018	2017
Interest-Bearing Deposits with Subsidiary Banks	$2,298	$2,186
Available-for-Sale Securities	—	1,562
Equity Securities	1,774	—
Investment in Subsidiaries at Equity	280,408	261,622
Other Assets	8,626	7,987
Total Assets	$293,106	$273,357
LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$20,000	$20,000
Other Liabilities	3,522	3,754
Total Liabilities	23,522	23,754
STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	269,584	249,603
Total Liabilities and Stockholders’ Equity	$293,106	$273,357

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2018	2017	2016
Dividends from Bank Subsidiaries	$13,300	$12,800	$11,650
Interest and Dividends on Investments	48	53	117
Other Income (Including Management Fees)	907	677	635
Total Income	14,255	13,530	12,402
Expense:
Interest Expense	976	781	691
Other Expense	1,175	958	942
Total Expense	2,151	1,739	1,633
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	12,104	11,791	10,769
Income Tax Benefit	686	225	482
Equity in Undistributed Net Income of Subsidiaries	23,489	17,310	15,283
Net Income	$36,279	$29,326	$26,534

The Statement of Changes in Stockholders’ Equity is not reported because it is identical to the Consolidated Statement of Changes in Stockholders’ Equity.

# 109

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net Income	$36,279	$29,326	$26,534
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(23,489)	(17,310)	(15,283)
Shares Issued Under the Directors’ Stock Plan	205	233	205
Changes in Other Assets and Other Liabilities	(918)	(1,179)	(899)
Net Cash Provided by Operating Activities	12,077	11,070	10,557
Cash Flows from Investing Activities:
Proceeds of Securities Held-to-Maturity	—	1,000	—
Net Cash Provided by Investing Activities	—	1,000	—
Cash Flows from Financing Activities:
Stock Options Exercised	2,255	1,190	2,404
Shares Issued Under the Employee Stock Purchase Plan	505	496	493
Shares Issued for Dividend Reinvestment Plans	1,761	1,684	1,743
Tax Benefit for Exercises of Stock Options	—	—	188
Purchase of Treasury Stock	(2,097)	(3,248)	(2,141)
Cash Dividends Paid	(14,389)	(13,599)	(13,092)
Net Cash Used in Financing Activities	(11,965)	(13,477)	(10,405)
Net Increase (Decrease) in Cash and Cash Equivalents	112	(1,407)	152
Cash and Cash Equivalents at Beginning of the Year	2,186	3,593	3,441
Cash and Cash Equivalents at End of the Year	$2,298	$2,186	$3,593
Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$976	$781	$691

# 110

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

Item 9A.	Controls and Procedures

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
Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of December 31, 2018.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control-Integrated Framework and related illustrative documents. We adopted the 2013 framework in 2015. Accordingly, in making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, management used the criteria established in the 2013 framework. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Item 9B.	Other Information – None.

# 111

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors, nominees for director, and the committees of the Company's Board is set forth under the captions "Voting Item 1: Election of Directors" and “Corporate Governance” of Arrow's Proxy Statement for its Annual Meeting of Shareholders to be held May 8, 2019 (the Proxy Statement), which sections are incorporated herein by reference. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting” and is incorporated herein by reference. Certain required information regarding our Executive Officers is contained in Part I, Item 1.G. of this Report, "Executive Officers of the Registrant." Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com under the link "Corporate Governance" on the header tab "Corporate."

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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

# 112

2.  Schedules

All schedules are omitted as the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

3.  Exhibits:

See Exhibit Index on page 112.

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

10.2	2013 Long Term Incentive Plan of the Registrant, incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 20, 2013 as Annex A*
10.3	Profit Sharing Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.6*
10.4
Directors’ Deferred Compensation Plan of the Registrant, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.7*

10.5	Directors’ Stock Plan of the Registrant incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 20, 2013 as Annex B*

# 113

Exhibit Number	Exhibit
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
10.10
Employment Agreement between the Registrant and Thomas J. Murphy, President and Chief Executive Officer, effective February 1, 2019 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 5, 2019, Exhibit 10.1*

10.11
Employment Agreement between the Registrant and Edward J. Campanella, Senior Vice President, Treasurer and Chief Financial Officer, effective February 1, 2019 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 5, 2019, Exhibit 10.2*

10.12
Employment Agreement between the Registrant and David S. DeMarco, Senior Vice President and Chief Banking Officer, effective February 1, 2019 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 5, 2019, Exhibit 10.3*

10.13
Employment Agreement between the Registrant and David D. Kaiser, Senior Vice President, effective February 1, 2019 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 5, 2019, Exhibit 10.4*

10.14
Form of Incentive Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.15*

10.15
Form of Non-Qualified Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.16*

10.16
Form of Non-Qualified Stock Option Certificate (Director Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.17*

10.17
Amendment dated October 18, 2013 to Registrant’s Select Executive Retirement Plan for benefits accrued or vested after December 31, 2004, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.18*

10.18
The Arrow Financial Corporation Employees' Pension Plan and Trust, as amended and restated, effective January 1, 2012, incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, Exhibit 10.1*

10.19
Consulting Agreement between the Registrant and Thomas L. Hoy, effective January 1, 2016, incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, Exhibit 10.20*

10.20
Restricted Stock Unit Award Agreement between the Registrant and Thomas J. Murphy effective January 31, 2018 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 6, 2018, Exhibit 10.3*

10.21
Executive Separation Agreement and Release between the Registrant and Terry R. Goodemote dated November 1, 2017 incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, Exhibit 10.1*

10.22
Amendment dated January 1, 2018 to Registrant's Select Executive Retirement Plan, incorporated herein, by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, Exhibit 10.1*

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14

# 114

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
10.23	Employment Agreement between the Registrant and Andrew J. Wise, Chief Operating Officer and Senior Vice President, effective February 1, 2019 *
10.24	Restricted Share Unit Grant Agreement between the Registrant and Thomas J. Murphy, effective February 1, 2019 *
21	Subsidiaries of Arrow Financial Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contracts or compensation plans required to be filed as an exhibit.

# 115

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 08, 2019	By: /s/ Thomas J. Murphy Thomas J. Murphy President and Chief Executive Officer (Principal Executive Officer)

Date: March 08, 2019	By: /s/ Edward J. Campanella Edward J. Campanella Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 8, 2019 by the following persons in the capacities indicated.

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

# 116