Form 10-Q
period 2019-03-31
ARROW FINANCIAL CORP
filed 2019-05-09
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.00 per share	AROW	NASDAQ Global Select Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2019
Common Stock, par value $1.00 per share	14,484,215

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	March 31, 2019	December 31, 2018	March 31, 2018
ASSETS
Cash and Due From Banks	$36,198	$56,529	$29,525
Interest-Bearing Deposits at Banks	25,031	27,710	70,747
Investment Securities:
Available-for-Sale	298,812	317,535	305,589
Held-to-Maturity (Approximate Fair Value of $280,414 at March 31, 2019; $280,338 at December 31, 2018; and $324,937 at March 31, 2018)	279,400	283,476	330,124
Equity Securities	1,850	1,774	1,579
Other Investments	7,878	15,506	4,780
Loans	2,235,208	2,196,215	1,993,037
Allowance for Loan Losses	(20,373)	(20,196)	(19,057)
Net Loans	2,214,835	2,176,019	1,973,980
Premises and Equipment, Net	34,949	30,446	27,815
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	1,777	1,852	2,172
Other Assets	62,280	55,614	58,503
Total Assets	$2,984,883	$2,988,334	$2,826,687
LIABILITIES
Noninterest-Bearing Deposits	$453,089	$472,768	$452,347
Interest-Bearing Checking Accounts	823,301	790,781	944,161
Savings Deposits	866,861	818,048	762,220
Time Deposits over $250,000	83,834	73,583	85,403
Other Time Deposits	263,012	190,404	167,142
Total Deposits	2,490,097	2,345,584	2,411,273
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	58,407	54,659	74,957
Federal Home Loan Bank Overnight Advances	74,500	234,000	—
Federal Home Loan Bank Term Advances	35,000	45,000	45,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	2,946	—	—
Other Liabilities	27,324	19,507	22,723
Total Liabilities	2,708,274	2,718,750	2,573,953
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (19,035,565 Shares Issued at March 31, 2019; 19,035,565 at December 31, 2018 and 18,481,301 at March 31, 2018)	19,035	19,035	18,481
Additional Paid-in Capital	315,262	314,533	290,980
Retained Earnings	34,231	29,257	34,093
Unallocated ESOP Shares (5,001 Shares at March 31, 2019; 5,001 Shares at December 31, 2018 and 9,643 Shares at March 31, 2018)	(100)	(100)	(200)
Accumulated Other Comprehensive Loss	(11,567)	(13,810)	(11,285)
Treasury Stock, at Cost (4,556,083 Shares at March 31, 2019; 4,558,207 Shares at December 31, 2018 and 4,516,444 Shares at March 31, 2018)	(80,252)	(79,331)	(79,335)
Total Stockholders’ Equity	276,609	269,584	252,734
Total Liabilities and Stockholders’ Equity	$2,984,883	$2,988,334	$2,826,687
See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended March 31,
	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$22,403	$18,858
Interest on Deposits at Banks	195	134
Interest and Dividends on Investment Securities:
Fully Taxable	2,369	1,893
Exempt from Federal Taxes	1,246	1,533
Total Interest and Dividend Income	26,213	22,418
INTEREST EXPENSE
Interest-Bearing Checking Accounts	482	387
Savings Deposits	1,601	522
Time Deposits over $250,000	396	204
Other Time Deposits	713	259
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	22	16
Federal Home Loan Bank Advances	1,594	414
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	269	214
Interest on Financing Leases	15	—
Total Interest Expense	5,092	2,016
NET INTEREST INCOME	21,121	20,402
Provision for Loan Losses	472	746
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,649	19,656
NONINTEREST INCOME
Income From Fiduciary Activities	2,107	2,197
Fees for Other Services to Customers	2,402	2,380
Insurance Commissions	1,719	1,903
Net Gain on Securities Transactions	76	18
Net Gain on Sales of Loans	104	38
Other Operating Income	479	353
Total Noninterest Income	6,887	6,889
NONINTEREST EXPENSE
Salaries and Employee Benefits	9,319	9,369
Occupancy Expenses, Net	1,420	1,340
Technology and Equipment Expense	3,141	2,698
FDIC Assessments	212	217
Other Operating Expense	2,560	2,332
Total Noninterest Expense	16,652	15,956
INCOME BEFORE PROVISION FOR INCOME TAXES	10,884	10,589
Provision for Income Taxes	2,150	2,058
NET INCOME	$8,734	$8,531
Average Shares Outstanding [1]:
Basic	14,469	14,354
Diluted	14,520	14,436
Per Common Share:
Basic Earnings	$0.60	$0.59
Diluted Earnings	0.60	0.59

1 2018 Share and Per Share Amounts have been restated for the September 27, 2018 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net Income	$8,734	$8,531
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Securities Holding Gains (Losses) Arising During the Period	2,080	(2,485)
Amortization of Net Retirement Plan Actuarial Loss	121	46
Amortization (Accretion) of Net Retirement Plan Prior Service Cost (Credit)	42	(1)
Other Comprehensive Income (Loss)	2,243	(2,440)
Comprehensive Income	$10,977	$6,091

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2018	$19,035	$314,533	$29,257	$(100)	$(13,810)	$(79,331)	$269,584
Net Income	—	—	8,734	—	—	—	8,734
Other Comprehensive Income	—	—	—	—	2,243	—	2,243
Cash Dividends Paid, $.26 per Share	—	—	(3,760)	—	—	—	(3,760)
Stock Options Exercised, Net (26,135 Shares)	—	249	—	—	—	286	535
Shares Issued Under the Employee Stock Purchase Plan (3,709 Shares)	—	76	—	—	—	41	117
Shares Issued for Dividend Reinvestment Plans (13,132 Shares)	—	309	—	—	—	144	453
Stock-Based Compensation Expense	—	95	—	—	—	—	95
Purchase of Treasury Stock (40,852 Shares)	—	—	—	—	—	(1,392)	(1,392)
Balance at March 31, 2019	$19,035	$315,262	$34,231	$(100)	$(11,567)	$(80,252)	$276,609

Balance at December 31, 2017	18,481	290,219	28,818	(200)	$(8,514)	$(79,201)	$249,603
Net Income	—	—	8,531	—	—	—	8,531
Other Comprehensive Loss	—	—	—	—	(2,440)	—	(2,440)
Impact of the Adoption of ASU 2014-09			(102)				(102)
Impact of the Adoption of ASU2016-01			331		(331)		—
Cash Dividends Paid, $.243 per Share [1]	—	—	(3,485)	—	—	—	(3,485)
Stock Options Exercised, Net (27,662 Shares)	—	307	—	—	—	303	610
Shares Issued Under the Employee Stock Purchase Plan (3,674 Shares)	—	76	—	—	—	40	116
Shares Issued for Dividend Reinvestment Plans (12,459 Shares)	—	289	—	—	—	142	431
Stock-Based Compensation Expense	—	89	—	—	—	—	89
Purchase of Treasury Stock (18,715 Shares)	—	—	—	—	—	(619)	(619)
Balance at March 31, 2018	$18,481	$290,980	$34,093	$(200)	$(11,285)	$(79,335)	$252,734

1 Cash dividends paid per share have been adjusted for the September 27, 2018 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended March 31,
Cash Flows from Operating Activities:	2019	2018
Net Income	$8,734	$8,531
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	472	746
Depreciation and Amortization	1,309	1,199
Net Gain on Securities Transactions	(76)	(18)
Loans Originated and Held-for-Sale	(4,223)	(12,326)
Proceeds from the Sale of Loans Held-for-Sale	3,718	12,520
Net Gain on the Sale of Loans	(104)	(38)
Net Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	130	32
Contributions to Retirement Benefit Plans	(153)	(134)
Deferred Income Tax Benefit	(297)	(220)
Stock-Based Compensation Expense	95	89
Tax Benefit from Exercise of Stock Options	78	112
Net Increase in Other Assets	(1,565)	(395)
Net Increase in Other Liabilities	2,613	2,185
Net Cash Provided By Operating Activities	10,731	12,283
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	21,261	9,380
Purchases of Securities Available-for-Sale	—	(19,979)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	5,319	6,459
Purchases of Securities Held-to-Maturity	(1,457)	(921)
Net Increase in Loans	(39,545)	(42,968)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	442	437
Purchase of Premises and Equipment	(2,099)	(627)
Net Decrease in Other Investments	7,628	5,169
Net Cash Used By Investing Activities	(8,451)	(43,050)
Cash Flows from Financing Activities:
Net Increase in Deposits	144,513	166,157
Net Decrease in Short-Term Federal Home Loan Bank Borrowings	(159,500)	(105,000)
Net Increase in Short-Term Borrowings	3,748	9,991
Finance Lease Payments	(4)	—
Repayments of Federal Home Loan Bank Term Advances	(10,000)	(10,000)
Purchase of Treasury Stock	(1,392)	(619)
Stock Options Exercised, Net	535	610
Shares Issued Under the Employee Stock Purchase Plan	117	116
Shares Issued for Dividend Reinvestment Plans	453	431
Cash Dividends Paid	(3,760)	(3,485)
Net Cash (Used) Provided By Financing Activities	(25,290)	58,201
Net (Decrease) Increase in Cash and Cash Equivalents	(23,010)	27,434
Cash and Cash Equivalents at Beginning of Period	84,239	72,838
Cash and Cash Equivalents at End of Period	$61,229	$100,272

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$4,924	$1,949
Income Taxes	311	390
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	728	270

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow, the Company, we, or us), the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2019, December 31, 2018 and March 31, 2018; the results of operations for the three-month periods ended March 31, 2019 and 2018; the consolidated statements of comprehensive income for the three-month periods ended March 31, 2019 and 2018; the changes in stockholders' equity for the three-month periods ended March 31, 2019 and 2018; and the cash flows for the three-month periods ended March 31, 2019 and 2018. All such adjustments are of a normal recurring nature.

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
The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2018 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted and Recently Issued Accounting Standards

The following accounting standards have been adopted in the first three months of 2019:

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-08 "Receivables-Nonrefundable Fees and Other Costs" which amends the amortization period for certain purchased callable debt securities held at a premium. This shortens the amortization period for the premium to the earliest call date. Under United States generally accepted accounting principles (GAAP), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. For Arrow, the standard was effective in the first quarter of 2019 and did not have a material impact on its financial position or the results of operations in the current quarter or in future periods.

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842) which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): "Land Easement Practical Expedient for Transition to Topic 842". In July 2018, the FASB issued ASU 2018-10 "Codification Improvements to Topic 842, Leases" which provided clarification on certain components of the original guidance, including that the rate implicit in the lease cannot be less than zero. Also in July 2018, the FASB issued ASU 2018-11 "Targeted Improvements" to Leases (Topic 842) which amends the original guidance to allow for the adoption of this standard to be applied retrospectively at the beginning of the period of adoption, which was January 1, 2019 for Arrow, without revising prior comparative periods.
The Company adopted this standard as of January 1, 2019 using the effective date method, also known as the modified retrospective method, with the cumulative-effect adjustment recorded at the beginning of the period of adoption. As a result of this adoption, the Company's assets increased $7.9 million and the Company's liabilities increased $8.0 million with no adjustment required to retained earnings and no material impact to the Consolidated Statements of Income.
Practical Expedients Elected At Adoption: The package of practical expedients were elected that did not require the Company to reassess whether an existing contract contains a lease, to reassess existing leases between operating leases and finance leases and to not reassess initial direct costs for any existing leases. These practical expedients were applied together. In addition, the Company also elected a practical expedient, which was required to be applied consistently to all of its leases, to use hindsight in determining the lease term when considering lessee options to extend or terminate the lease and in assessing impairment in the right-of-use asset.
Accounting Policy Elections: The Company also made two accounting policy elections related to the adoption of this standard. The first is a determination not to separate lease and non-lease components and account for the resulting combined component as a single lease component. The second election is to account for short-term leases, those leases with a "lease term" of twelve months or less, like an operating lease under current GAAP.
Determination of the Discount Rate to Calculate the Lease Liability: Since the Company was unable to determine the rate implicit in its leases, the secured borrowing rate from the Federal Home Loan Bank of New York as of the January 1, 2019 adoption date was utilized for existing leases for the effective lease term beginning with the effective date of each existing lease. The expected expiration date of each lease was determined on a lease-by-lease basis based on the availability of renewal options in the lease contracts, the amount of leasehold improvements at each location, total branch deposits at each location in addition to the feasibility of growth potential at each location. A similar process is followed to determine the expected lease expiration date for all leases executed subsequent to the January 1, 2019 adoption date.

# 8

The following accounting standards have been issued and will become effective for the Company at a future date:

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" (Topic 326) which will change the way financial entities measure expected credit losses for financial assets, primarily loans. Under this ASU, the "incurred loss" model will be replaced with an "expected loss" model which will recognize losses over the life of the instrument and requires consideration of a broader range of reasonable and supportable information. Currently, credit losses on available-for-sale securities reduce the carrying value of the instrument and cannot be reversed. Under this ASU, the amount of the credit loss is carried as a valuation allowance and can be reversed. The standard also requires expanded credit quality disclosures. For Arrow, the standard is effective for the first quarter of 2020 and early adoption is allowed in 2019. The Company plans on adopting the standard in the first quarter of 2020, in order to maximize the accumulation of data needed to calculate the new current expected credit loss (CECL) methodologies. The ASU describes several acceptable methodologies for calculating expected losses on a loan or a pool of loans and requires additional disclosures. The initial adjustment will not be reported in earnings, but as the cumulative effect of a change in accounting principle. The FASB’s Transition Research Group for credit losses still has several outstanding unresolved questions, some of which may have a significant impact on CECL calculations. The Company has continued its implementation efforts with the development and testing of various methods within its core model, and has tentatively identified the discounted cash flow method for determining losses for the commercial loan portfolios and the residential real estate portfolios, and the vintage method for the consumer indirect loan portfolio. Based on further testing, these methods may change prior to adoption. As a result of analyses performed, including the availability of future economic data, the Company plans to utilize a two-year reasonable and supportable forecast period and is in the process of identifying which economic data best correlates with expected loan losses. The Company continues to monitor new regulatory guidance and is updating relevant internal controls and processes. The adoption of this standard will likely have the effect of increasing the allowance for loan and lease losses and reducing shareholders' equity, the extent of which will depend upon the nature and characteristics of the Company's loan portfolio and economic conditions and forecasts at the adoption date. The Company expects to remain a well-capitalized financial institution under current regulatory calculations.

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

# 9

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at March 31, 2019, December 31, 2018 and March 31, 2018:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
March 31, 2019
Available-For-Sale Securities, at Amortized Cost	$35,519	$1,114	$263,347	$1,000	$300,980
Available-For-Sale Securities, at Fair Value	35,383	1,116	261,513	800	298,812
Gross Unrealized Gains	—	2	657	—	659
Gross Unrealized Losses	136	—	2,491	200	2,827
Available-For-Sale Securities, Pledged as Collateral					255,028

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$30,516	$201	$494	$—	$31,211
From 1 - 5 Years	5,003	433	125,267	—	130,703
From 5 - 10 Years	—	—	117,616	—	117,616
Over 10 Years	—	480	19,970	1,000	21,450

Maturities of Debt Securities, at Fair Value:
Within One Year	$30,432	$203	$498	$—	$31,133
From 1 - 5 Years	4,951	433	124,175	—	129,559
From 5 - 10 Years	—	—	117,008	—	117,008
Over 10 Years	—	480	19,832	800	21,112

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$53,131	$—	$53,131
12 Months or Longer	35,383	—	155,108	800	191,291
Total	$35,383	$—	$208,239	$800	$244,422
Number of Securities in a Continuous Loss Position	7	—	80	1	88

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$258	$—	$258
12 Months or Longer	136	—	2,233	200	2,569
Total	$136	$—	$2,491	$200	$2,827

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	35,519
US Agency Obligations, at Fair Value	35,383
US Government Agency Securities, at Amortized Cost			$70,358
US Government Agency Securities, at Fair Value			70,034
Government Sponsored Entity Securities, at Amortized Cost			192,989
Government Sponsored Entity Securities, at Fair Value			191,479

# 10

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2018
Available-For-Sale Securities, at Amortized Cost	$47,071	$1,193	$273,227	$1,000	$322,491
Available-For-Sale Securities, at Fair Value	46,765	1,195	268,775	800	317,535
Gross Unrealized Gains	—	2	288	—	290
Gross Unrealized Losses	306	—	4,740	200	5,246
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					236,163

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$107,550	$—	$107,550
12 Months or Longer	46,765	—	124,627	800	172,192
Total	$46,765	$—	$232,177	$800	$279,742
Number of Securities in a Continuous Loss Position	10	—	86	1	97

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$841	$—	$841
12 Months or Longer	306	—	3,899	200	4,405
Total	$306	$—	$4,740	$200	$5,246

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	47,071
US Agency Obligations, at Fair Value	46,765
US Government Agency Securities, at Amortized Cost			$72,095
US Government Agency Securities, at Fair Value			71,800
Government Sponsored Entity Securities, at Amortized Cost			201,132
Government Sponsored Entity Securities, at Fair Value			196,975

# 11

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
March 31, 2018
Available-For-Sale Securities, at Amortized Cost	$60,264	$9,741	$240,033	$1,000	$311,038
Available-For-Sale Securities, at Fair Value	59,657	9,743	235,389	800	305,589
Gross Unrealized Gains	—	7	347	—	354
Gross Unrealized Losses	607	5	4,991	200	5,803
Available-For-Sale Securities, Pledged as Collateral					229,857

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$17,128	$7,421	$112,078	$—	$136,627
12 Months or Longer	42,529	—	80,759	800	124,088
Total	$59,657	$7,421	$192,837	$800	$260,715
Number of Securities in a Continuous Loss Position	14	29	69	1	113

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$266	$6	$1,940	$—	$2,212
12 Months or Longer	341	—	3,050	200	3,591
Total	$607	$6	$4,990	$200	$5,803

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	60,264
US Agency Obligations, at Fair Value	59,657
US Government Agency Securities, at Amortized Cost			$59,446
US Government Agency Securities, at Fair Value			59,469
Government Sponsored Entity Securities, at Amortized Cost			180,587
Government Sponsored Entity Securities, at Fair Value			175,920

# 12

The following table is the schedule of Held-To-Maturity Securities at March 31, 2019, December 31, 2018 and March 31, 2018:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
March 31, 2019
Held-To-Maturity Securities, at Amortized Cost	$234,454	$44,946	$279,400
Held-To-Maturity Securities, at Fair Value	235,576	44,838	280,414
Gross Unrealized Gains	1,695	97	1,792
Gross Unrealized Losses	573	205	778
Held-To-Maturity Securities, Pledged as Collateral			265,465

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$25,205	$—	$25,205
From 1 - 5 Years	94,100	44,946	139,046
From 5 - 10 Years	112,788	—	112,788
Over 10 Years	2,361	—	2,361

Maturities of Debt Securities, at Fair Value:
Within One Year	$25,244	$—	$25,244
From 1 - 5 Years	94,590	44,838	139,428
From 5 - 10 Years	113,343	—	113,343
Over 10 Years	2,399	—	2,399

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—
12 Months or Longer	71,450	26,021	97,471
Total	$71,450	$26,021	$97,471

Number of Securities in a Continuous Loss Position	193	29	222

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	573	205	778
Total	$573	$205	$778

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$2,069
US Government Agency Securities, at Fair Value		2,012
Government Sponsored Entity Securities, at Amortized Cost		42,877
Government Sponsored Entity Securities, at Fair Value		42,826

# 13

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2018
Held-To-Maturity Securities, at Amortized Cost	$235,782	$47,694	$283,476
Held-To-Maturity Securities, at Fair Value	233,359	46,979	280,338
Gross Unrealized Gains	486	—	486
Gross Unrealized Losses	2,909	715	3,624
Held-To-Maturity Securities, Pledged as Collateral			266,341

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$32,093	$33,309	$65,402
12 Months or Longer	110,947	13,670	124,617
Total	$143,040	$46,979	$190,019
Number of Securities in a Continuous Loss Position	411	47	458

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$162	$456	$618
12 Months or Longer	2,747	259	3,006
Total	$2,909	$715	$3,624

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$2,180
US Government Agency Securities, at Fair Value		2,143
Government Sponsored Entity Securities, at Amortized Cost		45,514
Government Sponsored Entity Securities, at Fair Value		44,836

March 31, 2018
Held-To-Maturity Securities, at Amortized Cost	$272,938	$57,186	$330,124
Held-To-Maturity Securities, at Fair Value	268,604	56,333	324,937
Gross Unrealized Gains	646	—	646
Gross Unrealized Losses	4,979	853	5,832
Held-To-Maturity Securities, Pledged as Collateral			307,273

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$101,695	$53,076	$154,771
12 Months or Longer	65,012	3,257	68,269
Total	$166,707	$56,333	$223,040
Number of Securities in a Continuous Loss Position	495	47	542

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1,981	$767	$2,748
12 Months or Longer	2,998	86	3,084
Total	$4,979	$853	$5,832

# 14

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
March 31, 2018
Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$2,530
US Government Agency Securities, at Fair Value		2,483
Government Sponsored Entity Securities, at Amortized Cost		54,656
Government Sponsored Entity Securities, at Fair Value		53,850

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for March 31, 2019, December 31, 2018 and March 31, 2018, do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. government agency securities, including mortgage-backed securities, are all rated AAA by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the New York State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to March 31, 2019, there were no securities downgraded below investment grade.
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

The following table is the schedule of Equity Securities at March 31, 2019, December 31, 2018 and March 31, 2018:

Equity Securities

	March 31, 2019	December 31, 2018	March 31, 2018
Equity Securities, at Fair Value	$1,850	$1,774	$1,579

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the three-month period ended March 31, 2019:

Three months ended March 31, 2019
Net Gain on Equity Securities	$76
Less: Net gain (loss) recognized during the reporting period on equity securities sold during the period	—
Unrealized net gain recognized during the reporting period on equity securities still held at the reporting date	$76

# 15

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of March 31, 2019, December 31, 2018 and March 31, 2018 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2019
Loans Past Due 30-59 Days	$168	$208	$4,758	$1,345	$6,479
Loans Past Due 60-89 Days	—	—	1,387	207	1,594
Loans Past Due 90 or more Days	17	108	369	1,610	2,104
Total Loans Past Due	185	316	6,514	3,162	10,177
Current Loans	133,091	493,071	740,285	858,584	2,225,031
Total Loans	$133,276	$493,387	$746,799	$861,746	$2,235,208

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$64	$64
Nonaccrual Loans	415	248	588	3,892	5,143

December 31, 2018
Loans Past Due 30-59 Days	$121	$108	$5,369	$281	$5,879
Loans Past Due 60-89 Days	49	—	2,136	1,908	4,093
Loans Past Due 90 or more Days	—	789	572	1,844	3,205
Total Loans Past Due	170	897	8,077	4,033	13,177
Current Loans	136,720	483,665	711,433	851,220	2,183,038
Total Loans	$136,890	$484,562	$719,510	$855,253	$2,196,215

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$144	$1,081	$1,225
Nonaccrual Loans	403	789	658	2,309	4,159

March 31, 2018
Loans Past Due 30-59 Days	$45	$156	$3,673	$1,711	$5,585
Loans Past Due 60-89 Days	60	—	751	481	1,292
Loans Past Due 90 or more Days	41	807	252	321	1,421
Total Loans Past Due	146	963	4,676	2,513	8,298
Current Loans	127,528	454,095	621,964	781,152	1,984,739
Total Loans	$127,674	$455,058	$626,640	$783,665	$1,993,037

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$—	$—
Nonaccrual Loans	652	807	441	2,570	4,470

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

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
December 31, 2018	$1,218	$5,644	$8,882	$4,452	$20,196
Charge-offs	(1)	(29)	(418)	(14)	(462)
Recoveries	—	—	167	—	167
Provision	33	(26)	778	(313)	472
March 31, 2019	$1,250	$5,589	$9,409	$4,125	$20,373

December 31, 2017	$1,873	$4,504	$7,604	$4,605	$18,586
Charge-offs	(16)	1	(347)	(8)	(370)
Recoveries	—	9	86	—	95
Provision	311	(151)	676	(90)	746
March 31, 2018	$2,168	$4,363	$8,019	$4,507	$19,057

# 17

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2019
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,250	5,589	9,409	4,125	20,373
Ending Loan Balance - Individually Evaluated for Impairment	40	387	101	2,417	2,945
Ending Loan Balance - Collectively Evaluated for Impairment	$133,236	$493,000	$746,698	$859,329	$2,232,263

December 31, 2018
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$4	$4
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,218	5,644	8,882	4,448	20,192
Ending Loan Balance - Individually Evaluated for Impairment	430	793	101	1,899	3,223
Ending Loan Balance - Collectively Evaluated for Impairment	$136,460	$483,769	$719,409	$853,354	$2,192,992

March 31, 2018
Allowance for loan losses - Loans Individually Evaluated for Impairment	$92	$42	$—	$58	$192
Allowance for loan losses - Loans Collectively Evaluated for Impairment	2,076	4,321	8,019	4,449	18,865
Ending Loan Balance - Individually Evaluated for Impairment	489	815	91	1,564	2,959
Ending Loan Balance - Collectively Evaluated for Impairment	$127,185	$454,243	$626,549	$782,101	$1,990,078

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
We use a two-step process to determine the provision for loan losses and the amount of the allowance for loan losses. We perform an evaluation of impaired loans on a quarterly basis. Impaired loans are generally nonaccrual loans over $250 thousand and all troubled debt restructured loans. Our impaired loans are generally considered to be collateral dependent with the charge-off, if any, determined based on the value of the collateral less estimated costs to sell.
The remainder of the portfolio is evaluated on a pooled basis, as described below. For each homogeneous loan pool, we estimate a total loss factor based on the historical net loss rates adjusted for applicable qualitative factors. We update the total loss factors assigned to each loan category on a quarterly basis. For the commercial, commercial construction and commercial real estate categories, we further segregate the loan categories by credit risk profile (pools of loans graded pass, special mention and accruing substandard). Additional description of the credit risk classifications is detailed in the Credit Quality Indicators section of this note.

# 18

We determine the historical net loss rate for each loan category using a trailing three-year net charge-off average. While historical net loss experience provides a reasonable starting point for analysis, historical net losses, or even recent trends in net losses, do not by themselves form a sufficient basis to determine the appropriate level of the allowance for loan losses. Therefore, we also consider and adjust historical net loss factors for qualitative factors that impact the incurred risk of loss associated with the loan categories within the total loan portfolio. These include:

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

Loan Credit Quality Indicators

The following table presents the credit quality indicators by loan category at March 31, 2019, December 31, 2018 and March 31, 2018:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2019
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$125,918	$465,216			$591,134
Special Mention	133	2,268			2,401
Substandard	7,225	25,903			33,128
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$746,211	$857,790	$1,604,001
Nonperforming			588	3,956	4,544

December 31, 2018
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$129,584	$456,868			$586,452
Special Mention	—	—			—
Substandard	7,306	26,905			34,211
Doubtful	—	789			789
Credit Risk Profile Based on Payment Activity:
Performing			$718,708	$851,863	$1,570,571
Nonperforming			802	3,390	4,192

March 31, 2018
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$107,838	$430,121			$537,959
Special Mention	17,220	611			17,831
Substandard	2,615	23,521			26,136
Doubtful	—	807			807
Credit Risk Profile Based on Payment Activity:
Performing			$626,198	$781,095	$1,407,293
Nonperforming			441	2,570	3,011

# 19

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

# 20

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2019
Recorded Investment:
With No Related Allowance	$38	$389	$101	$2,417	$2,945
With a Related Allowance	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	424	2	101	2,416	2,943
With a Related Allowance	—	—	—	—	—

December 31, 2018
Recorded Investment:
With No Related Allowance	$430	$793	$101	$1,605	$2,929
With a Related Allowance	—	—	—	294	294
Unpaid Principal Balance:
With No Related Allowance	429	793	100	1,606	2,928
With a Related Allowance	—	—	—	293	293

March 31, 2018
Recorded Investment:
With No Related Allowance	$—	$8	$90	$1,276	$1,374
With a Related Allowance	483	783	—	356	1,622
Unpaid Principal Balance:
With No Related Allowance	—	8	90	1,279	$1,377
With a Related Allowance	489	807	—	286	1,582

For the Quarter Ended:
March 31, 2019
Average Recorded Balance:
With No Related Allowance	$234	$591	$101	$2,011	$2,937
With a Related Allowance	—	—	—	147	147
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

March 31, 2018
Average Recorded Balance:
With No Related Allowance	$—	$395	$92	$1,273	$1,760
With a Related Allowance	484	754	—	345	1,583
Interest Income Recognized:
With No Related Allowance	—	—	—	16	16
With a Related Allowance	—	—	—	24	24
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At March 31, 2019, December 31, 2018 and March 31, 2018, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

# 21

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated.

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
March 31, 2019
Number of Loans	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$13	$—	$13
Post-Modification Outstanding Recorded Investment	—	—	13	—	13
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

March 31, 2018
Number of Loans	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$3	$—	$3
Post-Modification Outstanding Recorded Investment	—	—	3	—	3
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of March 31, 2019.

# 22

Note 4.    GUARANTEES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of March 31, 2019, December 31, 2018 and March 31, 2018:

Commitments to Extend Credit and Letters of Credit
	March 31, 2019	December 31, 2018	March 31, 2018
Notional Amount:
Commitments to Extend Credit	$310,749	$321,143	$328,774
Standby Letters of Credit	4,431	4,466	3,584
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	20	12	24

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are not expected to be fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Arrow evaluates each customer's creditworthiness on a case-by-case basis.  Home equity lines of credit are secured by residential real estate.  Construction lines of credit are secured by underlying real estate.  For other lines of credit, the amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  Most of the commitments are variable rate instruments.
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at March 31, 2019, December 31, 2018 and March 31, 2018 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at March 31, 2019, December 31, 2018 and March 31, 2018, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 23

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three-month periods ended March 31, 2019 and 2018:

Schedule of Comprehensive Income
	Three Months Ended March 31,
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
2019
Net Unrealized Securities Holding Gains on Securities Available-for-Sale Arising During the Period	2,788	$(708)	2,080
Amortization of Net Retirement Plan Actuarial Loss	163	(42)	121
Amortization of Net Retirement Plan Prior Service Cost	56	(14)	42
Other Comprehensive Income	$3,007	$(764)	$2,243

2018
Net Unrealized Securities Holding Losses on Securities Available-for-Sale Arising During the Period	(3,332)	$847	(2,485)
Amortization of Net Retirement Plan Actuarial Loss	60	(14)	46
Accretion of Net Retirement Plan Prior Service Credit	(1)	—	(1)
Other Comprehensive Loss	$(3,273)	$833	$(2,440)

# 24

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost) Credit	Total
For the Quarter-To-Date periods ended:

December 31, 2018	$(3,697)	$(8,971)	$(1,142)	$(13,810)
Other comprehensive income before reclassifications	2,080	—	—	2,080
Amounts reclassified from accumulated other comprehensive income		121	42	163
Net current-period other comprehensive income	2,080	121	42	2,243
March 31, 2019	$(1,617)	$(8,850)	$(1,100)	$(11,567)

December 31, 2017	$(1,250)	$(6,380)	$(884)	$(8,514)
Other comprehensive loss before reclassifications	(2,485)	—	—	(2,485)
Amounts reclassified from accumulated other comprehensive loss	—	46	(1)	45
Net current-period other comprehensive income (loss)	(2,485)	46	(1)	(2,440)
Reclassification due to the adoption of ASU 2016-01	(331)			(331)
March 31, 2018	$(4,066)	$(6,334)	$(885)	$(11,285)

(1) All amounts are net of tax.

# 25

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

March 31, 2019
Amortization of defined benefit pension items:
Prior-service costs	$(56)	(1)	Salaries and Employee Benefits
Actuarial gains/(losses)	(163)	(1)	Salaries and Employee Benefits
	(219)		Total before Tax
	56		Provision for Income Taxes
	$(163)		Net of Tax

Total reclassifications for the period	$(163)		Net of Tax

March 31, 2018
Amortization of defined benefit pension items:
Prior-service costs	$(1)	(1)	Salaries and Employee Benefits
Actuarial gains/(losses)	60	(1)	Salaries and Employee Benefits
	59		Total before Tax
	(14)		Provision for Income Taxes
	$45		Net of Tax

Total reclassifications for the period	$45		Net of Tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

# 26

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

The following table summarizes information about stock option activity for the year to date period ended March 31, 2019.

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2019	284,522	$25.67
Granted	52,000	31.71
Exercised	(26,135)	20.46
Forfeited	(5,797)	21.12
Outstanding at March 31, 2019	304,590	27.24
Vested at Period-End	183,685	24.34
Expected to Vest	120,905	31.63

Stock Options Granted
Weighted Average Grant Date Information:
Fair Value of Options Granted	$5.75
Fair Value Assumptions:
Dividend Yield	3.26%
Expected Volatility	22.58%
Risk Free Interest Rate	2.63%
Expected Lives (in years)	8.68

The following table presents information on the amounts expensed related to stock options for the periods ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Amount expensed	$79	$83

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

# 27

The following table summarizes information about restricted stock unit activity for the period ended March 31, 2019.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	3,377	$32.57
Granted	3,901	31.71
Non-vested at March 31, 2019	7,278	32.11

The following table presents information on the amounts expensed related to restricted stock units for the periods ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Amount expensed	$16	$6

Employee Stock Purchase Plan
Arrow sponsors an ESPP under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

Employee Stock Ownership Plan
Arrow maintains an employee stock ownership plan ("ESOP").  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed funds from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes require annual payments of principal and interest through 2019.  As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.  In addition, the Company makes additional cash contributions to the Plan each year.
Shares pledged as collateral are reported as unallocated ESOP shares in stockholders' equity. As shares are released from collateral, Arrow reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.

# 28

Note 7.    RETIREMENT BENEFIT PLANS (Dollars in Thousands)

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
The interest rates used in determining the present value of a lump sum payment/annuitizing cash balance accounts were changed to the segment rates in effect for the January 1, 2019 plan year (3.43%, 4.46%, 4.88%) as of December 31, 2018. This change was made to more accurately reflect current expected long-term interest rates and resulted in an increase in liability for the Arrow Financial Corporation Employees' Pension Plan and Trust and the Arrow Financial Corporation Select Executive Retirement Plan.

The following tables provide the components of net periodic benefit costs for the three-month periods ended March 31, 2019 and 2018.

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended March 31, 2019:
Service Cost [1]	$399	$97	$30
Interest Cost [2]	397	52	89
Expected Return on Plan Assets [2]	(770)	—	—
Amortization of Prior Service (Credit) Cost [2]	17	14	25
Amortization of Net Loss [2]	153	27	(17)
Net Periodic (Benefit) Cost	$196	$190	$127

Plan Contributions During the Period	$—	$116	$37

For the Three Months Ended March 31, 2018:
Service Cost [1]	$348	$11	$33
Interest Cost [2]	525	50	99
Expected Return on Plan Assets [2]	(785)	—	—
Amortization of Prior Service (Credit) Cost [2]	(12)	14	(3)
Amortization of Net Loss [2]	33	33	(6)
Net Periodic (Benefit) Cost	$109	$108	$123

Plan Contributions During the Period	$—	$116	$17
Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

We are not required to make a contribution to the qualified pension plan in 2019, and currently, we do not expect to make additional contributions in 2019. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

# 29

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended March 31, 2019 and 2018.  All share and per share amounts have been adjusted for the September 27, 2018, 3% stock dividend.

Earnings Per Share
	Quarterly Period Ended:
	March 31, 2019	March 31, 2018
Earnings Per Share - Basic:
Net Income	$8,734	$8,531
Weighted Average Shares - Basic	14,469	14,354
Earnings Per Share - Basic	$0.60	$0.59

Earnings Per Share - Diluted:
Net Income	$8,734	$8,531
Weighted Average Shares - Basic	14,469	14,354
Dilutive Average Shares Attributable to Stock Options	51	82
Weighted Average Shares - Diluted	14,520	14,436
Earnings Per Share - Diluted	$0.60	$0.59

# 30

Note 9.    FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2019, December 31, 2018 and March 31, 2018 were securities available-for-sale and equity securities . Arrow held no securities or liabilities for trading on such dates.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
March 31, 2019
Securities Available-for Sale:
U.S. Government & Agency Obligations	$35,383	$—	$35,383	$—
State and Municipal Obligations	1,116	—	1,116	—
Mortgage-Backed Securities	261,513	—	261,513	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	298,812	—	298,812	—
Equity Securities	1,850	—	1,850	—
Total Securities Measured on a Recurring Basis	$300,662	$—	$300,662	$—
December 31, 2018
Securities Available-for Sale:
U.S. Government & Agency Obligations	$46,765	$—	$46,765	$—
State and Municipal Obligations	1,195	—	1,195	—
Mortgage-Backed Securities	268,775	—	268,775	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	317,535		317,535
Equity Securities	1,774	—	1,774	—
Total Securities Measured on a Recurring Basis	$319,309	$—	$319,309	$—
March 31, 2018
Securities Available-for Sale:
U.S. Government & Agency Obligations	$59,657	$—	$59,657	$—
State and Municipal Obligations	9,743	—	9,743	—
Mortgage-Backed Securities	235,389	—	235,389	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	305,589		305,589
Equity Securities	1,579	—	1,579	—
Total Securities Measured on a Recurring Basis	$307,168	$—	$307,168	$—

# 31

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Life-to-Date Gains (Losses)
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
March 31, 2019
Collateral Dependent Impaired Loans	$684	$—	$—	$684	$—
Other Real Estate Owned and Repossessed Assets, Net	1,445	—	—	1,445	(826)
December 31, 2018
Collateral Dependent Impaired Loans	$—	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	1,260	—	—	1,260	(669)
March 31, 2018
Collateral Dependent Impaired Loans	$1,295	$—	$—	$1,295	$(58)
Other Real Estate Owned and Repossessed Assets, Net	1,647	—	—	1,647	(582)

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

The Company determined that the previously reported U.S. Government & Agency Obligations of $59.7 million were incorrectly classified as Level 1 securities, instead of the correct classification as Level 2 securities. The Company corrected the fair value leveling disclosure to reflect the correction of this classification in the quarter ended March 31, 2018. This error had no impact on the fair value of U.S. Government & Agency Obligations or the total securities available-for-sale.
There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018.

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at March 31, 2019, December 31, 2018 and March 31, 2018.

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
ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" requires that the fair value for loans must be disclosed using the "exit price" notion which is a reasonable estimate of what another party might pay in an orderly transaction. Fair values for loans are calculated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial,

# 32

commercial real estate, residential mortgage, indirect auto and other consumer loans.  Each loan category is further segmented into fixed and adjustable interest rate terms and by performing and nonperforming categories.  The fair value of performing loans is calculated by determining the estimated future cash flow, which is the contractual cash flow adjusted for estimated prepayments. The discount rate is determined by starting with current market yields, and first adjusting for a liquidity premium. This premium is separately determined for residential real estate loans vs. other loans. Then a credit loss component is determined utilizing the credit loss assumptions used in the allowance for loan and lease loss model. Finally, a discount spread is applied separately for consumer loans vs. commercial loans based on market information and utilization of the Swap Curve.  Fair value for nonperforming loans is generally based on recent external appraisals.  If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows.  Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.
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

# 33

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Cash and Cash Equivalents	$61,229	$61,229	$61,229	$—	$—
Securities Available-for-Sale	298,812	298,812	—	298,812	—
Securities Held-to-Maturity	279,400	280,414	—	280,414	—
Equity Securities	1,850	1,850	—	1,850	—
Federal Home Loan Bank and Federal Reserve Bank Stock	7,878	7,878	—	7,878	—
Net Loans	2,214,835	2,164,298	—	—	2,164,298
Accrued Interest Receivable	8,180	8,180	—	8,180	—
Deposits	2,490,097	2,484,479	—	2,484,479	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	58,407	58,407	—	58,407	—
Federal Home Loan Bank Overnight Advances	74,500	74,500	—	74,500	—
Federal Home Loan Bank Term Advances	35,000	34,805	—	34,805	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	737	737	—	737	—

December 31, 2018
Cash and Cash Equivalents	$84,239	$84,239	$84,239	$—	$—
Securities Available-for-Sale	317,535	317,535	—	317,535	—
Securities Held-to-Maturity	283,476	280,338	—	280,338	—
Equity Securities	1,774	1,774		1,774
Federal Home Loan Bank and Federal Reserve Bank Stock	15,506	15,506	—	15,506	—
Net Loans	2,176,019	2,114,372	—	—	2,114,372
Accrued Interest Receivable	7,035	7,035	—	7,035	—
Deposits	2,345,584	2,338,410	—	2,338,410	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	54,659	54,659	—	54,659	—
Federal Home Loan Bank Overnight Advances	234,000	234,000	—	234,000	—
Federal Home Loan Bank Term Advances	45,000	44,652	—	44,652	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	570	570	—	570	—

March 31, 2018
Cash and Cash Equivalents	$100,272	$100,272	$100,272	$—	$—
Securities Available-for-Sale	305,589	305,589	—	305,589	—
Securities Held-to-Maturity	330,124	324,937	—	324,937	—
Equity Securities	1,579	1,579	—	1,579
Federal Home Loan Bank and Federal Reserve Bank Stock	4,780	4,780	—	4,780	—
Net Loans	1,973,980	1,915,978	—	—	1,915,978
Accrued Interest Receivable	7,662	7,692	—	7,692	—
Deposits	2,411,273	2,402,122	—	2,402,122	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	74,957	74,957	—	74,957	—
Federal Home Loan Bank Term Advances	45,000	44,484	—	44,484	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	361	361	—	361	—

# 34

Note 10.    LEASES (Dollars In Thousands)

The Company is a lessee in its leases, which are mainly for financial services locations in addition to leases for corporate vehicles. These leases generally require the Company to pay third-party expenses on behalf of the Lessor, which are referred to as variable payments. Under some leases, the Company pays the variable payments to the lessor, and in other leases, the Company pays the variable payments directly to the applicable third party. None of the Company's current leases include any residual value guarantees or any subleases, and there are no significant rights and obligations of the Company for leases that have not commenced as of the reporting date.
Arrow leases five of its branch offices, at market rates, from Stewart’s Shops Corp.  Mr. Gary C. Dake, President of Stewart’s Shops Corp., serves on both the boards of Arrow and Saratoga National Bank and Trust Company.

The following includes quantitative data related to the Company's leases as of March 31, 2019:

Finance Lease Amounts:	Classification
Right-of-use Assets	Premises and Equipment, Net	$2,922
Lease Liabilities	Finance Leases	2,946

Operating Lease Amounts:
Right-of-use Assets	Other Assets	$5,587
Lease Liabilities	Other Liabilities	5,639

Lease Cost:
Finance Lease Cost:
Amortization of Right-of-use assets		$17
Interest on Lease Liabilities		15
Operating Lease Cost		173
Short-term Lease Cost		33
Variable Lease Cost		56
Total Lease Cost		$294

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$15
Operating Outgoing Cash Flows From Operating Leases		173
Financing Outgoing Cash Flows From Finance Leases		4
Right-of-use Assets Obtained In Exchange For New Finance Lease Liabilities		2,939
Right-of-use Assets Obtained In Exchange For New Operating Lease Liabilities		5,725
Weighted-average Remaining Lease Term—Finance Leases (Yrs.)		26.91
Weighted-average Remaining Lease Term—Operating Leases (Yrs.)		14.63
Weighted-average Discount Rate—Finance Leases %		3.82%
Weighted-average Discount Rate—Operating Leases %		3.50%

# 35

Future Lease Payments at March 31, 2019 are as follows:

	Operating Leases	Financing Leases
Twelve Months Ended:
3/31/2020	$769	$143
3/31/2021	695	146
3/31/2022	557	149
3/31/2023	479	149
3/31/2024	462	149
Thereafter	4,346	4,200
Total Undiscounted Cash Flows	$7,308	$4,936

Less: Net Present Value Adjustment	1,669	1,990

Lease Liability	$5,639	$2,946

Arrow adopted ASU 2016-02 using a modified retrospective adoption at January 1. 2019 as discussed in Note 1. The following disclosure is provided for the period prior to the adoption.
Future minimum lease payments on operating leases at December 31, 2018 were as follows:

Operating Leases
2019	$857
2020	626
2021	497
2022	357
2023	286
2024 and beyond	2,776
Total Minimum Lease Payments	$5,399

# 36

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Arrow Financial Corporation:
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the Company) as of March 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, consolidated statements of changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 9, 2019

# 37

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2019

NOTE ON TERMINOLOGY
In this Quarterly Report on Form 10-Q, the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Form 10-Q, our performance is compared with that of our "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 66 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s "Bank Holding Company Performance Report" for December 31, 2018 (the most recent such Report currently available), and peer group data contained herein has been derived from such Report.

THE COMPANY AND ITS SUBSIDIARIES
Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Active subsidiaries of Glens Falls National include Upstate Agency, LLC (an insurance agency that sells property and casualty insurance policies and also specializes in selling and servicing group health care policies and life insurance), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds) and Arrow Properties, Inc. (a real estate investment trust, or REIT). Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

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

•
significant changes in banking or other laws and regulations, including both enactment of new legal or regulatory measures (e.g., the Economic Growth, Regulatory Relief and Consumer Protection Act ("Economic Growth Act") and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank")) or the modification or elimination of pre-existing measures;

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

We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results. All forward-looking statements, express or implied, included in this Report and the documents we incorporate by reference and that are attributable to the Company are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that the Company or any persons acting on our behalf may issue. This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Annual Report) and our other filings with the SEC.

# 38

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

# 39

Arrow Financial Corporation Selected Quarterly Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Net Income	$8,734	$8,758	$9,260	$9,730	$8,531
Transactions in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	57	(106)	85	166	13

Share and Per Share Data:(1)
Period End Shares Outstanding	14,474	14,472	14,441	14,424	14,368
Basic Average Shares Outstanding	14,469	14,451	14,431	14,394	14,354
Diluted Average Shares Outstanding	14,520	14,514	14,520	14,480	14,436
Basic Earnings Per Share	$0.60	$0.61	$0.64	$0.68	$0.59
Diluted Earnings Per Share	0.60	0.60	0.64	0.67	0.59
Cash Dividend Per Share	0.260	0.260	0.252	0.243	0.243

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$26,163	$34,782	$30,522	$28,543	$27,978
Investment Securities	611,161	637,341	636,847	647,913	642,442
Loans	2,210,642	2,160,435	2,089,651	2,026,598	1,971,240
Deposits	2,347,985	2,347,231	2,279,709	2,325,202	2,305,736
Other Borrowed Funds	327,138	315,172	314,304	219,737	184,613
Stockholders’ Equity	272,864	268,503	263,139	256,358	251,109
Total Assets	2,977,056	2,954,029	2,879,854	2,823,061	2,763,706
Return on Average Assets, annualized	1.19%	1.18%	1.28%	1.38%	1.25%
Return on Average Equity, annualized	12.98%	12.94%	13.96%	15.22%	13.78%
Return on Average Tangible Equity, annualized (2)	14.22%	14.20%	15.36%	16.80%	15.24%
Average Earning Assets	$2,847,966	$2,832,558	$2,757,020	$2,703,054	$2,641,660
Average Paying Liabilities	2,224,403	2,189,233	2,110,924	2,100,085	2,050,661
Interest Income	26,213	26,000	24,495	23,590	22,418
Tax-Equivalent Adjustment (3)	373	376	376	468	491
Interest Income, Tax-Equivalent (3)	26,586	26,376	24,871	24,058	22,909
Interest Expense	5,092	4,343	3,498	2,628	2,016
Net Interest Income	21,121	21,657	20,997	20,962	20,402
Net Interest Income, Tax-Equivalent (3)	21,494	22,033	21,373	21,430	20,893
Net Interest Margin, annualized	3.01%	3.03%	3.02%	3.11%	3.13%
Net Interest Margin, Tax Equivalent, annualized (3)	3.06%	3.09%	3.08%	3.18%	3.21%

Efficiency Ratio Calculation: (4)
Noninterest Expense	$16,652	$16,881	$16,026	$16,192	$15,956
Less: Intangible Asset Amortization	79	65	65	66	67
Net Noninterest Expense	$16,573	$16,816	$15,961	$16,126	$15,889
Net Interest Income, Tax-Equivalent (3)	$21,494	$22,033	$21,373	$21,430	$20,893
Noninterest Income	6,887	6,799	7,350	7,911	6,888
Less: Net Changes in Fair Value of Equity Invest.	76	(142)	114	223	18
Net Gross Income	$28,305	$28,974	$28,611	$29,118	$27,763
Efficiency Ratio (4)	58.55%	58.04%	55.79%	55.38%	57.23%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$276,609	$269,584	$264,810	$259,488	$252,734
Book Value per Share (1)	19.11	18.63	18.34	17.99	17.59
Goodwill and Other Intangible Assets, net	23,650	23,725	23,827	23,933	24,045
Tangible Book Value per Share (1,2)	17.48	16.99	16.69	16.33	15.92

Capital Ratios:(5)
Tier 1 Leverage Ratio	9.73%	9.61%	9.67%	9.65%	9.62%
Common Equity Tier 1 Capital Ratio	12.98%	12.89%	12.89%	13.01%	12.97%
Tier 1 Risk-Based Capital Ratio	13.95%	13.87%	13.90%	14.04%	14.03%
Total Risk-Based Capital Ratio	14.93%	14.86%	14.90%	15.06%	15.04%
Assets Under Trust Admin. & Investment Mgmt.	$1,483,259	$1,385,752	$1,551,289	$1,479,753	$1,470,191

# 40

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 27, 2018, 3% stock dividend.

2.
Non-GAAP Financial Measures Reconciliation: Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 39.

		3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
	Total Stockholders' Equity (GAAP)	$276,609	$269,584	$264,810	$259,488	$252,734
	Less: Goodwill and Other Intangible assets, net	23,650	23,725	23,827	23,933	24,045
	Tangible Equity (Non-GAAP)	$252,959	$245,859	$240,983	$235,555	$228,689

	Period End Shares Outstanding	14,474	14,472	14,441	14,424	14,368
	Tangible Book Value per Share (Non-GAAP)	$17.48	$16.99	$16.69	$16.33	$15.92
	Net Income	8,734	8,758	9,260	9,730	8,531
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	14.22%	14.20%	15.36%	16.80%	15.24%

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 39.

		3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
	Interest Income (GAAP)	$26,213	$26,000	$24,495	$23,590	$22,418
	Add: Tax-Equivalent adjustment (Non-GAAP)	373	376	376	468	491
	Interest Income - Tax Equivalent (Non-GAAP)	$26,586	$26,376	$24,871	$24,058	$22,909
	Net Interest Income (GAAP)	$21,121	$21,657	$20,997	$20,962	$20,402
	Add: Tax-Equivalent adjustment (Non-GAAP)	373	376	376	468	491
	Net Interest Income - Tax Equivalent (Non-GAAP)	$21,494	$22,033	$21,373	$21,430	$20,893
	Average Earning Assets	$2,847,966	$2,832,558	$2,757,020	$2,703,054	$2,641,660
	Net Interest Margin (Non-GAAP)*	3.06%	3.09%	3.08%	3.18%	3.21%

4.
Non-GAAP Financial Measures: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. We believe the efficiency ratio provides investors with information that is useful in understanding our financial performance. We define our efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 39.

5.
For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. All prior quarters reflect actual results. The March 31, 2019 CET1 ratio listed in the tables (i.e., 12.98%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
	Total Risk Weighted Assets	$2,075,115	$2,046,495	$1,999,849	$1,934,890	$1,889,719
	Common Equity Tier 1 Capital	269,363	263,863	257,852	251,666	245,015
	Common Equity Tier 1 Capital Ratio	12.98%	12.89%	12.89%	13.01%	12.97%

     * Quarterly ratios have been annualized.

# 41

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Quarter Ended March 31:	2019			2018
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$26,163	$195	3.02%	$27,978	$134	1.94%
Investment Securities:
Fully Taxable	378,120	2,369	2.54	359,908	1,893	2.13
Exempt from Federal Taxes (2)	233,041	1,246	2.17	282,534	1,533	2.20
Loans (2)	2,210,642	22,403	4.11	1,971,240	18,858	3.88
Total Earning Assets	2,847,966	26,213	3.73	2,641,660	22,418	3.44
Allowance for Loan Losses	(20,108)			(18,523)
Cash and Due From Banks	35,125			35,608
Other Assets	114,073			104,961
Total Assets	$2,977,056			$2,763,706
Deposits:
Interest-Bearing Checking Accounts	$768,354	482	0.25	$914,116	387	0.17
Savings Deposits	833,832	1,601	0.78	723,660	522	0.29
Time Deposits of $250,000 or More	79,346	396	2.02	63,406	204	1.30
Other Time Deposits	212,785	713	1.36	164,866	259	0.64
Total Interest-Bearing Deposits	1,894,317	3,192	0.68	1,866,048	1,372	0.30
Short-Term Borrowings	264,471	1,421	2.18	111,835	197	0.71
FHLBNY Term Advances & Other Long-Term Debt	62,667	464	3.00	72,778	447	2.49
Finance Leases	2,948	15	2.06	—	—	—
Total Interest-Bearing Liabilities	2,224,403	5,092	0.93	2,050,661	2,016	0.40
Noninterest-bearing deposits	453,668			439,688
Other Liabilities	26,121			22,248
Total Liabilities	2,704,192			2,512,597
Stockholders’ Equity	272,864			251,109
Total Liabilities and Stockholders’ Equity	$2,977,056			$2,763,706
Net Interest Income		$21,121			$20,402
Net Interest Spread			2.80%			3.04%
Net Interest Margin			3.01%			3.13%

# 42

OVERVIEW

The following discussion and analysis focuses on and reviews our results of operations for the three month period ended March 31, 2019 and our financial condition as of March 31, 2019 and 2018.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of Q1 2019 Financial Results: Net income was $8.7 million for the first quarter of 2019, an increase of $203 thousand, or 2.4%, over net income for the first quarter of 2018. Diluted earnings per share (EPS) for the quarter was $0.60, an increase of 1.7% from the EPS of $0.59 reported for the first quarter of 2018. Return on average equity (ROE) for the first quarter of 2019 decreased to 12.98%, as compared to a ROE of 13.78% for the first quarter ended March 31, 2018. Return on average assets (ROA) for the 2019 first quarter was 1.19%, a decrease from an ROA of 1.25% for the first quarter ended March 31, 2018.

Factors contributing to the solid results for the current quarter compared to the comparable prior year quarter are as follows:

Net interest income on a GAAP basis increased 3.5% to $21.1 million primarily due to the increase in total interest and dividend income of $3.8 million as a result of strong loan growth. The net interest margin was 3.01% for the quarter, compared to 3.13% for the first quarter of 2018. The decrease in net interest margin was primarily due to the $3.1 million increase in interest expense. This increase was the result of a 3.3% growth in deposits and higher rates paid on money market savings, time deposits and other borrowings due to higher short-term market interest rates. Noninterest income for the three-month period ended March 31, 2019, was $6.9 million, compared to $6.9 million in the comparable 2018 quarter. Revenue generated from the wealth management and insurance segments, remains consistent, and total noninterest income represented 24.6% of total revenues in the first quarter of 2019 compared to 25.2% for the same period of 2018.
Noninterest expense for the first quarter of 2019 increased 4.4% to $16.7 million, from $16.0 million for the first quarter of 2018. Technology and equipment expense increased $443 thousand and other operating expense increased $228 thousand from the comparable quarter in 2018.
The provision for income taxes was $2.2 million in the first quarter of 2019 versus $2.1 million in the same quarter of 2018. The effective income tax rates for the three-month periods ended March 31, 2019 and 2018 were 19.8% and 19.4%, respectively.

The changes in net income, net interest income and net interest margin between the three month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 55.

2018 Regulatory Reform: The Economic Growth Act, was signed into law May 24, 2018. Some of its provisions were written to take effect immediately; others have later specified effective dates and still others are open-ended, to be implemented by rule-making. See the discussion of this item under C. SUPERVISION AND REGULATION, "2018 Regulatory Reform" within the 2018 Annual Report for further details.

Regulatory Capital and Increase in Stockholders' Equity: At March 31, 2019, we continued to exceed by a substantial amount all required minimum capital ratios under the current bank regulatory capital rules at both the holding company and bank levels. At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the current bank regulatory capital rules as implemented under Dodd-Frank (the Capital Rules). Because of continued profitability and strong asset quality, our regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present. Pursuant to the Capital Rules under Dodd-Frank, required minimum regulatory capital levels for insured banks and their parent holding companies increased in 2019. Pursuant to Economic Growth Act, the federal bank regulators are required to implement a simplified community bank leverage ratio capital standard that may be applicable to Arrow and its subsidiary banks to allow them to satisfy all applicable capital and leverage requirements, including the currently applicable risk-based capital ratio requirements.  The implementation of the new community bank leverage ratio standards will be subject to the notice and comment procedures of rulemaking.  The Economic Growth Act does not impose a deadline for this rulemaking.  The federal bank regulators have issued a proposed rule to implement the "community bank leverage ratio", but that rule is not yet effective or final, and is subject to change. Upon effectiveness, the final rule may impact Arrow's capital options and requirements, although the potential impact of the final rule on Arrow will remain uncertain until the final rule is issued. Until the rule becomes final and effective, the enhanced Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow.
Stockholders’ equity was $276.6 million at March 31, 2019, an increase of $7.0 million, or 2.6%, from the December 31, 2018 level of $269.6 million, and an increase of $23.9 million, or 9.4%, from the prior-year level. The components of the change in stockholders’ equity since year-end 2018 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At March 31, 2019, book value per share was $19.11, up by 8.6% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $17.48, an increase of $1.56, or 9.8%, over the level as of March 31, 2018. See the disclosure on page 39 related to the use of non-GAAP financial measures including tangible book value. In the first three months of 2019, total stockholders' equity increased by 2.6% and total book value per share increased by 2.6%. The increase in stockholders' equity over the first three months of 2019 principally reflected the following factors: (i) $8.73 million of net income for the period, plus (ii) other comprehensive income of $2.24 million, plus (iii) issuance of $1.20 million of common stock through employee benefit and dividend reinvestment plans; reduced by (iv) cash dividends of $3.76 million; and (v) repurchases of common

# 43

stock of $1.39 million. On March 31, 2019, the Company's closing stock price was $32.89, representing a trading multiple of 1.88 to tangible book value. In the first quarter of 2019, a quarterly cash dividend of $0.260 was paid. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 53.

Loan Quality: Net charge-offs for the first quarter of 2019 were $295 thousand as compared to $275 thousand for the comparable 2018 quarter. The ratio of net charge-offs to average loans (annualized) was 0.05% for the first quarter of 2019 compared to 0.06% for the first quarter of 2018. At March 31, 2019, the allowance for loan losses was $20.4 million representing 0.91% of total loans, which is a decrease from the December 31, 2018 ratio of 0.92%. The allowance was determined to be appropriate and reflects the continuing strong credit quality in the loan portfolio.
Nonperforming loans were $5.3 million at March 31, 2019, representing 0.24% of period-end loans, a decrease from the December 31, 2018 ratio of 0.25%, which compares favorably with the weighted average ratio of the peer group of 0.56% at December 31, 2018.

Loan Segments: During the quarter ended March 31, 2019, total loans grew by $39.0 million, or 1.8% as compared to the balance at December 31, 2018. The largest increase was in consumer loans, which increased during the quarter by $27.3 million, or 3.8%. In addition, residential real estate loans expanded by $6.5 million, or 0.8% and the total commercial loan portfolio increased by $5.2 million, or 0.8%.

•
Commercial Loans: These loans comprised 6.0% of the total loan portfolio at period-end. The business sector in the Company's service area, including small- and mid-sized businesses with headquarters in the area, continued to be in reasonably good financial condition at period-end.

•
Commercial Real Estate Loans: These loans comprised 22.1% of the total loan portfolio at period-end. Commercial property values in the Company's region have remained stable in recent periods. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.

•
Consumer Loans: These loans (primarily automobile loans) comprised 33.4% of the total loan portfolio at period-end. Consumer automobile loans at March 31, 2019, were $739 million, or 99.0% of this portfolio segment. In the first three months of 2019, the Company did not experience any significant increase in the delinquency rate or in the percentage of nonperforming loans in this segment.

•
Residential Real Estate Loans: These loans, including home equity loans, made up 38.5% of the total loan portfolio at period-end. The residential real estate market in the Company's service area has been stable in recent periods. The Company originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. The Company typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period, although this ratio has generally declined somewhat in recent periods.

Liquidity and Access to Credit Markets: The Company has not experienced any liquidity problems or special concerns thus far in 2019, or in any prior years back to and during the financial crisis. The terms of the Company's lines of credit with a correspondent bank, the FHLBNY and the Federal Reserve Bank of New York have not changed significantly in recent periods (see the general liquidity discussion on page 54). Historically, the Company has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with a correspondent bank, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises, including a severe crisis.

Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in their litigation escrow account. On September 18, 2018, Visa issued a press release announcing that they and other defendants entered into a settlement agreement with class plaintiffs in the related litigation case, and they expect the damage class plaintiffs to file a motion for preliminary approval of the settlement with the court. If the settlement is approved and the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. At March 31, 2019, Glens Falls National held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, the Company does not recognize any economic value for these shares.

# 44

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	March 31, 2019	At Period-End December 31, 2018	March 31, 2018	$ Change From December	$ Change From March	% Change From December (not annualized)	% Change From March
Interest-Bearing Bank Balances	$25,031	$27,710	$70,747	$(2,679)	$(45,716)	(9.7)%	(64.6)%
Securities Available-for-Sale	298,812	317,535	305,589	(18,723)	(6,777)	(5.9)%	(2.2)%
Securities Held-to-Maturity	279,400	283,476	330,124	(4,076)	(50,724)	(1.4)%	(15.4)%
Equity Securities	1,850	1,774	1,579	76	271
Loans (1)	2,235,208	2,196,215	1,993,037	38,993	242,171	1.8%	12.2%
Allowance for Loan Losses	20,373	20,196	19,057	177	1,316	0.9%	6.9%
Earning Assets (1)	2,848,179	2,842,216	2,705,856	5,963	142,323	0.2%	5.3%
Total Assets	$2,984,883	$2,988,334	$2,826,687	$(3,451)	$158,196	(0.1)%	5.6%
Noninterest-Bearing Deposits	$453,089	$472,768	$452,347	$(19,679)	$742	(4.2)%	0.2%
Interest-Bearing Checking Accounts	823,301	790,781	944,161	32,520	(120,860)	4.1%	(12.8)%
Savings Deposits	866,861	818,048	762,220	48,813	104,641	6.0%	13.7%
Time Deposits over $250,000	83,834	73,583	85,403	10,251	(1,569)	13.9%	(1.8)%
Other Time Deposits	263,012	190,404	167,142	72,608	95,870	38.1%	57.4%
Total Deposits	$2,490,097	$2,345,584	$2,411,273	$144,513	$78,824	6.2%	3.3%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$58,407	$54,659	$74,957	$3,748	$(16,550)	6.9%	(22.1)%
FHLBNY Advances - Overnight	74,500	234,000	—	(159,500)	74,500	(68.2)%	—%
FHLBNY Advances - Term	35,000	45,000	45,000	(10,000)	(10,000)	(22.2)%	(22.2)%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	276,609	269,584	252,734	7,025	23,875	2.6%	9.4%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at March 31, 2019, was $2.2 billion, an increase of $39.0 million, or 1.8%, from the December 31, 2018 level and up by $242.2 million, or 12.2%, from the March 31, 2018 level. The following trends were experienced in our largest segments:

•
Commercial and commercial real estate loans. This segment of the loan portfolio increased by $5.2 million, or 0.8%, during the first three months of 2019, representing the continued solid demand for such loans.

•
Consumer loans (primarily automobile loans through indirect lending). As of March 31, 2019, these loans, primarily auto loans, increased by $27.3 million, or 3.8%, from the December 31, 2018 balance, reflecting a continuation of strong demand for new and used vehicles throughout our region-wide dealer network.

•
Residential real estate loans. This segment increased during the first three months of 2019 by $6.5 million, or 0.8%. Factors contributing to the segment growth include solid originations in the quarter and a reduction of prepayments.

Municipal Deposits: Fluctuations in balances of interest-bearing checking accounts are largely the result of timing and behavior of municipal deposits.  Municipal deposits on average represent 20% to 30% of total deposits. Municipal deposits are typically placed in interest-bearing checking and savings accounts, as well as various time deposits.
In general, there is a seasonal pattern to municipal deposits which dip to a low point in August each year.  Account balances tend to increase throughout the fall and into early winter from tax deposits, flatten out after the beginning of the ensuing calendar year, and increase again at the end of March from the electronic deposit of NYS Aid payments to school districts.  In addition to these seasonal fluctuations within types of accounts, the overall level of municipal deposit balances fluctuates from year-to-year as a result of local economic factors as well as competition from other banks and non-bank entities.

# 45

Changes in Sources of Funds: Total deposits increased $144.5 million, or 6.2%, from December 31, 2018 to March 31, 2019 mainly due to the following: Other time deposits increased $72.6 million in the first quarter of 2019 mostly due to the acquisition of $66.5 million in brokered deposits as Arrow's subsidiary banks diversified funding at favorable rates relative to FHLBNY overnight advances in order to support the continued loan growth. Interest bearing checking accounts increased $32.5 million. Time deposits over $250,000 increased $10.3 million. These increasing balances were offset by a $19.7 million decrease in Non-Interest Bearing Deposits. The migration within our deposit offerings is due to certain municipal and non-municipal customers seeking a higher return on their deposit balances as a result of the rise in short-term interest rates. The addition of the brokered deposits allowed the banks to decrease overnight FHLBNY advances by $159.5 million. At March 31, 2019, term advances from the FHLBNY were $35 million, reflecting the non-renewal of a $10 million advance that matured during the first quarter of 2019.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2018 to March 31, 2019 (in thousands).
The slight reduction in the portfolios on a combined basis during the period reflected the Company's continued strategy in recent years to reallocate earning assets from investment securities to higher yielding loans to maximize earning asset yields.

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	3/31/2019	12/31/2018	Change	3/31/2019	12/31/2018	Change
Securities Available-for-Sale:
U.S. Agency Securities	$35,383	$46,765	$(11,382)	$(136)	$(306)	$170
State and Municipal Obligations	1,116	1,195	(79)	2	2	—
Mortgage-Backed Securities	261,513	268,775	(7,262)	(1,834)	(4,452)	2,618
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Total	$298,812	$317,535	$(18,723)	$(2,168)	$(4,956)	$2,788

Securities Held-to-Maturity:
State and Municipal Obligations	$235,576	$233,359	$2,217	$1,122	$(2,423)	$3,545
Mortgage-Backed Securities	44,838	46,979	(2,141)	(108)	(715)	607
Total	$280,414	$280,338	$76	$1,014	$(3,138)	$4,152

Equity Securities	$1,850	$1,774	$76	$—	$—	$—

At March 31, 2019, the Company held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
In the periods referenced above, Mortgage-Backed Securities consisted solely of mortgage pass-through securities and Collateralized Mortgage Obligations ("CMOs") issued or guaranteed by U.S. federal agencies.  Mortgage pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. CMOs are pools of mortgage-backed securities, the repayments on which have generally been separated into two or more components (tranches), where each tranche has a separate estimated life and yield.  The Company's practice has been to purchase pass-through securities and CMOs that are issued or guaranteed by U.S. federal agencies, and the tranches of CMOs purchased are generally those having shorter average lives and/or durations.

Other-Than-Temporary Impairment
Each quarter all investment securities with a fair value less than amortized cost are evaluated in the available-for-sale portfolio, the held-to-maturity portfolio and the equity securities portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first three months of 2019.
Change in Net Unrealized Securities Gains (Losses): Nearly all of the change in our net unrealized gains or losses during recent periods has been attributable to changes in the market yields during the periods in question, with no change in the credit-worthiness of the issuers.

# 46

Investment Sales, Purchases and Maturities
We had no sales of investment securities within the three-month periods ended March 31, 2019 or 2018.

Investment yields in the debt markets experienced some volatility in 2018 and the first three months of 2019. The Company regularly reviews its interest rate risk position along with security holdings to evaluate if market opportunities have arisen that may present an opportunity to reposition certain securities available-for-sale to enhance portfolio performance.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the three-month periods ended March 31, 2019 and 2018, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended
Purchases:	3/31/2019	3/31/2018
Available-for-Sale Portfolio
State and Municipal Obligations	$—	$19,979

Maturities & Calls	$21,261	$9,380

	Three Months Ended
Purchases:	3/31/2019	3/31/2018
Held-to-Maturity Portfolio
State and Municipal Obligations	$1,457	$921

Maturities & Calls	$5,319	$6,459

Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type. For purposes of the following tables only, Home Equity loans have been separately disclosed from Residential Real Estate loans (they are otherwise included in a single category in this Report). Commercial Loans and Commercial Real Estate Loans have been combined into a single category (they are treated as separate categories in other sections of this Report). Over the last five quarters, the average balances for Commercial and Commercial Real Estate, Residential Real Estate and Consumer Loans have steadily increased, although at different rates. Average balances for Home Equity Loans have shown a slight contraction in recent quarters.

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Commercial and Commercial Real Estate	$609,785	$595,359	$577,793	$576,311	$569,126
Consumer Loans	799,174	771,684	736,937	696,586	662,929
Residential Real Estate	673,527	661,423	640,277	616,519	600,076
Home Equity	128,156	131,969	134,644	137,182	139,109
Total Loans	$2,210,642	$2,160,435	$2,089,651	$2,026,598	$1,971,240

Percentage of Total Quarterly Average Loans

	Quarter Ended
	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Commercial and Commercial Real Estate	27.6%	27.6%	27.7%	28.4%	28.9%
Consumer Loans	36.1	35.7	35.2	34.3	33.5
Residential Real Estate	30.5	30.6	30.7	30.5	30.5
Home Equity	5.8	6.1	6.4	6.8	7.1
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

# 47

Maintenance of High Quality in the Loan Portfolio: In the first three months of 2019, there were no significant fluctuations in the quality of the loan portfolio or any segment thereof. In general, residential real estate loans have historically been underwritten to secondary market standards for prime loans and the Company has not engaged in subprime mortgage lending as a business line. Similarly, high underwriting standards have been applied to commercial and commercial real estate lending operations and generally in the indirect lending program as well. The Company occasionally makes loans, including indirect loans, to borrowers having FICO scores below the highest credit quality classifications. The Company has also made extensions of credit to existing borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

Commercial Loans and Commercial Real Estate Loans: For the first three months of 2019, combined commercial and commercial real estate loan originations continued to increase.
Substantially all commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers located in the Company's regional markets. A portion of the loans in the commercial portfolio have variable rates tied to prime or FHLBNY rates.
Although demand has been steady, it is possible that demand for commercial and commercial real estate loans may generally weaken in upcoming periods and/or that the quality of this segment of the portfolio may experience stress in upcoming periods. Generally, the business sector in the Company's service area, appeared to be in reasonably good financial condition at period-end.

Consumer Loans: At March 31, 2019, consumer loans (primarily automobile loans originated through dealerships located primarily in upstate New York and Vermont) represented the largest category of loans in the loan portfolio, and continued to be a significant component of business comprising more than a third of the total loan portfolio.
New consumer loan volume for the first three months of 2019 remained strong, at $100.4 million, up from the $88.9 million originated in the first three months of 2018. As a result of these originations, the quarterly average balance of our consumer loan portfolio at March 31, 2019 grew by $27 million, or 3.6% from our quarterly average balance at December 31, 2018.
For credit quality purposes, the Company assigns potential automobile loan customers into one of four tiers, ranging from lower to higher quality in terms of anticipated credit risk. The Company's experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually prior to the loan being funded. The Company believes that this disciplined approach to evaluating risk has contributed to maintaining the strong loan quality in this portfolio. However, if weakness in auto demand returns, the portfolio is likely to experience limited, if any, overall growth regardless of whether the auto company affiliates are offering highly-subsidized loans. If demand levels off, so will the financial performance in this important loan category. Additionally, if the local economy in our consumer lending areas were to experience a significant downturn, the quality of our consumer loan portfolio may also be negatively impacted.

Residential Real Estate Loans: In recent years, residential real estate loans have represented the second-largest category of the total loan portfolio. Gross originations for residential real estate loans (including refinancings of mortgage loans) for the first three months of 2019 were $23.3 million. Origination totals exceeded the sum of cash flows received from borrowers in the first quarter and the Company has also sold portions of these originations in the secondary market. In the first three months of 2019, the Company sold $3.6 million, or 15.5%, of originations. In the first three months of 2018, $1.2 million, or 3.9%, of our originations were sold. The Company expects to continue to sell a portion of mortgage loan originations in upcoming periods, although perhaps a decreasing percentage of overall originations if rates continue their slow rise across longer maturities. At the same time, if prevailing rates rise substantially, there may be a slowdown in loan growth and perhaps decreasing total originations, particularly if the general economy also falters. At some point, it is possible that the Company may experience a decrease in outstanding loan balances in this segment of the loan portfolio. Additionally, if the local economy or real estate market should suffer a major downturn, the quality of the real estate portfolio may also be negatively impacted.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Commercial and Commercial Real Estate	4.51%	4.50%	4.42%	4.47%	4.38%
Consumer Loans	3.72	3.64	3.52	3.44	3.34
Residential Real Estate	4.14	4.09	4.05	4.06	4.09
Home Equity	4.75	4.43	4.13	3.93	3.70
Total Loans	4.13	4.05	3.97	3.96	3.90

The average yield in the total loan portfolio during the first quarter of 2019 increased compared to the average yield during the first quarter of 2018. For the quarter, yields on all loan types increased in comparison to the comparable quarter of 2018 with the largest increase being in the home equity portfolio mainly because many of these loans have a variable rate tied to the prime rate.

# 48

Deposit Trends

The following tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. Noninterest-bearing deposit balances have decreased and savings deposits have increased from the quarter ended September 30, 2018 through March 31, 2019, as a result of the migration to higher yielding deposit accounts due to the rise in short-term market rates. The volatility in interest-bearing checking account balances was mainly the result of the decline in municipal deposits. The increase in Other Time Deposits in the first quarter of 2019 was due to $66.5 million in brokered deposits the Company acquired to diversify its source of funds at more favorable rates as compared to FHLBNY overnight advances.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Noninterest-bearing deposits	$453,668	$473,170	$483,089	$444,854	$439,688
Interest-Bearing Checking Accounts	768,354	817,788	801,193	866,996	914,116
Savings Deposits	833,832	793,299	744,808	750,352	723,660
Time Deposits over $250,000	79,346	76,640	75,888	96,580	63,406
Other Time Deposits	212,785	186,334	174,731	166,420	164,866
Total Deposits	$2,347,985	$2,347,231	$2,279,709	$2,325,202	$2,305,736

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Noninterest-bearing deposits	19.3%	20.2%	21.2%	19.1%	19.1%
Interest-Bearing Checking Accounts	32.7	34.8	35.1	37.3	39.6
Savings Deposits	35.5	33.8	32.7	32.2	31.4
Time Deposits over $250,000	3.4	3.3	3.3	4.2	2.7
Other Time Deposits	9.1	7.9	7.7	7.2	7.2
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.25	0.22	0.19	0.18	0.17
Savings Deposits	0.78	0.66	0.48	0.38	0.29
Time Deposits over $250,000	2.02	1.81	1.57	1.36	1.30
Other Time Deposits	1.36	1.08	0.84	0.68	0.64
Total Deposits	0.55	0.45	0.34	0.29	0.24

During the quarter ended March 31, 2019, the total cost of deposits continued to increase consistent with market rates, including the cost of Savings Deposits and both categories of Time Deposits. In the current rate environment, savings and time deposit customers continue to seek a higher rate of return. Given the uncertainty surrounding the future of interest rates, the Company is unable to predict at this time what the short- or long-term effect of the Federal Reserve’s interest rate policy may be.

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
Arrow no longer relies on TRUPs as a source of new funds. As a result of the passage of the Dodd-Frank Act in 2010 and its removal of Tier 1 regulatory capital treatment for TRUPs issued after Dodd-Frank's grandfathering date, the Company, like other banking organizations of Arrow's size or larger, have not issued any TRUPs since that date and are not likely to issue any TRUPs in the future. However, consistent with the grandfathering provision in Dodd-Frank, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of March 31, 2019 (i.e., our previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 52 of this Report. These trust preferred securities are subject to early redemption by the Company if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur. An example is any adverse change in tax laws that might deny the Company the ability to deduct interest paid on these obligations for federal income tax purposes.

# 49

ASSET QUALITY
The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Loan Balances:
Period-End Loans	$2,235,208	$2,196,215	$2,126,100	$2,057,862	$1,993,037
Average Loans, Year-to-Date	2,210,642	2,062,575	2,029,597	1,999,072	1,971,240
Average Loans, Quarter-to-Date	2,210,642	2,160,435	2,089,651	2,026,598	1,971,240
Period-End Assets	2,984,883	2,988,334	2,953,220	2,845,171	2,826,687

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$20,196	$18,586	$18,586	$18,586	$18,586
Provision for Loan Losses, YTD	472	2,607	1,961	1,375	746
Loans Charged-off, YTD	(462)	(1,532)	(960)	(634)	(370)
Recoveries of Loans Previously Charged-off	167	535	416	313	95
Net Charge-offs, YTD	(295)	(997)	(544)	(321)	(275)
Allowance for Loan Losses, End of Period	$20,373	$20,196	$20,003	$19,640	$19,057

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$20,196	$20,003	$19,640	$19,057	$18,586
Provision for Loan Losses, QTD	472	646	586	629	746
Loans Charged-off, QTD	(462)	(573)	(325)	(264)	(370)
Recoveries of Loans Previously Charged-off	167	120	102	218	95
Net Charge-offs, QTD	(295)	(453)	(223)	(46)	(275)
Allowance for Loan Losses, End of Period	$20,373	$20,196	$20,003	$19,640	$19,057

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$5,143	$4,159	$4,468	$3,880	$4,470
Loans Past Due 90 or More Days and Still Accruing Interest	64	1,225	1,172	170	—
Restructured and in Compliance with Modified Terms	141	138	115	106	100
Total Nonperforming Loans	5,348	5,522	5,755	4,156	4,570
Repossessed Assets	123	130	47	76	120
Other Real Estate Owned	1,322	1,130	1,173	1,412	1,525
Total Nonperforming Assets	$6,793	$6,782	$6,975	$5,644	$6,215

Asset Quality Ratios:
Allowance to Nonperforming Loans	380.95%	365.74%	347.58%	472.57%	417.00%
Allowance to Period-End Loans	0.91%	0.92%	0.94%	0.95%	0.96%
Provision to Average Loans (Quarter) (1)	0.09%	0.12%	0.11%	0.12%	0.15%
Provision to Average Loans (YTD) (1)	0.09%	0.13%	0.13%	0.14%	0.15%
Net Charge-offs to Average Loans (Quarter) (1)	0.05%	0.08%	0.04%	0.01%	0.06%
Net Charge-offs to Average Loans (YTD) (1)	0.05%	0.05%	0.04%	0.03%	0.06%
Nonperforming Loans to Total Loans	0.24%	0.25%	0.27%	0.20%	0.23%
Nonperforming Assets to Total Assets	0.23%	0.23%	0.24%	0.20%	0.22%
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

# 50

In the first quarter of 2019, the Company made a $472 thousand provision for loan losses, compared to a provision of $746 thousand for the first quarter of 2018 and a provision of $646 thousand for the fourth quarter of 2018. The provision expense was largely driven by growth in outstanding loan balances. Additional items impacting the provision included changes to qualitative factors that reflect management’s view on current economic and market risks, and net charge-offs of $295 thousand. See Note 3 to the unaudited interim consolidated financial statements for a discussion on how the Company classifies credit quality indicators as well as the balance in each category.
The ratio of the allowance for loan losses to total loans was 0.91% at March 31, 2019, a decrease from 0.92% at December 31, 2018 and a decrease of 5 basis points from 0.96% at March 31, 2018.
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
Risk Elements
Nonperforming assets at March 31, 2019 amounted to $6.8 million, consistent with the December 31, 2018 total and an increase of $578 thousand, from the year earlier total. For the three-month periods ended March 31, 2019 and 2018, ratios of nonperforming assets to total assets have remained below the average ratios for the peer group, although the average peer group ratios have improved dramatically in recent years. (See page 38 for a discussion of the peer group.) At December 31, 2018, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.25%, well below the 0.56% ratio of the peer group at such date (the latest date for which peer group information is available). At March 31, 2019 the ratio is 0.23%, which is below the most recent ratio for the peer group.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	3/31/2019	12/31/2018	3/31/2018
Commercial Loans	$157	$170	$90
Commercial Real Estate Loans	208	108	156
Residential Real Estate Loans	1,552	2,190	1,706
Consumer Loans - Primarily Indirect Automobile	6,113	7,414	4,306
Total Loans Past Due 30-89 Days and Accruing Interest	$8,030	$9,882	$6,258

At March 31, 2019, the loans in the above-referenced category totaled $8.0 million, a decrease of $1.9 million, or 18.7%, from the $9.9 million of such loans at December 31, 2018. The March 31, 2019 total of non-current loans equaled 0.36% of loans then outstanding, compared to 0.45% at December 31, 2018 and 0.31% at March 31, 2018. The decrease from December 31, 2018 is primarily attributable to a decrease in delinquent automobile loans, which tend to reflect seasonally elevated levels in the second half of the year.
The number and dollar amount of performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of the loan portfolio. See the table of Credit Quality Indicators in Note 3 to the unaudited interim consolidated financial statements. The Company considers all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at March 31, 2019 was $33.1 million, down slightly from the dollar amount of such loans at December 31, 2018, when the amount was $35.0 million. These loans will continue to be closely monitored and the Company expects to collect all payments of contractual interest and principal in full on these classified loans. Total nonperforming assets at period-end increased by $0.6 million, or 9.3% from March 31, 2018.
The economy in the Company's market area has been relatively strong in recent years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in this market area as well, and ultimately on the loan portfolio, particularly the commercial and commercial real estate portfolio.
As of March 31, 2019, the Company held for sale three commercial properties in other real estate owned. The Company does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.
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
As reported in the Regulatory Reform section above, on May 24, 2018 the Economic Growth Act financial reform bill was signed into law.  This new law includes provisions requiring the federal bank regulatory agencies to establish a Community Bank Leverage Ratio (CBLR) of between 8% and 10%, calculated by dividing tangible equity capital by average total consolidated assets of "qualifying community banks" that meet certain requirements to be set by those regulatory agencies.  A qualifying community bank is a depository institution or bank holding company with less than $10 billion in total assets, such as Arrow, that meets other requirements to be established by the regulators.  If a qualifying community bank exceeds the CBLR, it will be deemed to have met all applicable capital and leverage requirements, including the generally applicable leverage capital requirements and risk-based capital requirements and (if the community bank is a depository institution) the "well capitalized" requirement under the federal "prompt corrective action" capital standards.  Upon its implementation, this new CBLR standard is intended to reduce the burden of compliance with regard to regulatory capital adequacy for community banks.  However, the implementation of this standard will be subject to the notice and comment procedures of rulemaking, and the Economic Growth Act does not impose a deadline for this rulemaking.
On November 21, 2018, federal banking regulators issued a notice of proposed rulemaking under the Economic Growth Act that would set the threshold for the CBLR at greater than 9 percent, calculated as the ratio of “CBLR tangible equity” divided by “average total consolidated assets.” Based on the parameters of this proposed rulemaking, the CBLR for Arrow and both subsidiary banks is estimated to exceed the 9 percent threshold. However, the proposed rule is not yet final, and the terms of the rule may change before becoming final. Upon effectiveness, the final rule may impact Arrow’s capital options and requirements, although the potential impact of the final rule on Arrow will remain uncertain until the final rule is issued.  Until the rules becomes effective and final, the Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow.

The following is a summary of certain definitions of capital under the various capital measures in the Dodd-Frank Capital Rules:

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

The following table presents the minimum regulatory capital ratios applicable to our holding company and banks under the current Capital Rules:

Capital Ratio
2019
Minimum CET1 Ratio	4.500%
Capital Conservation Buffer ("Buffer")	2.500%
Minimum CET1 Ratio Plus Buffer	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	10.500%
Minimum Leverage Ratio	4.000%

These minimum capital ratios, especially the CET1 ratio (4.5%) and the enhanced Tier 1 risk-based capital ratio (6.0%), represent a heightened and more restrictive capital regime than institutions like Arrow previously had to meet under the prior capital rules.
At March 31, 2019, Arrow's holding company and both of its subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

# 52

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow's holding company and two subsidiary banks, Glens Falls National and Saratoga National, under the current Capital Rules, as of March 31, 2019:

	Common	Tier 1	Total
	Equity	Risk-Based	Risk-Based	Tier 1
	Tier 1 Capital	Capital	Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Arrow Financial Corporation	12.98%	13.95%	14.93%	9.73%
Glens Falls National Bank & Trust Co.	13.56%	13.56%	14.55%	9.31%
Saratoga National Bank & Trust Co.	13.23%	13.23%	14.17%	9.88%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.500%	8.000%	10.000%	5.000%
Regulatory Minimum effective 1/1/2019	7.000%(1)	8.500%(1)	10.500%(1)	4.000%

(1) Including the fully phased-in 2.50% capital conservation buffer

At March 31, 2019, Arrow and its subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Cules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $276.6 million at March 31, 2019, an increase of $7.0 million, or 2.6%, from December 31, 2018.  This increase was the result of net income for the period of $8.73 million; increases in book equity from various stock-based compensation and dividend reinvestment plans of $1.20 million; and other comprehensive income of $2.24 million. These increases to equity during the quarter were offset by a decrease related to cash dividends of $3.76 million and purchases of the Company's own common stock in the aggregate amount of $1.39 million under the Board-approved stock repurchase program described below.

Trust Preferred Securities: In each of 2003 and 2004, the Company issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's regulatory capital rules then in effect, TRUPs proceeds typically qualified as Tier 1 capital for bank holding companies such as Arrow, but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the Dodd-Frank Act, any trust preferred securities that Arrow might issue on or after the grandfathering date set forth in Dodd-Frank (May 19, 2010) would not qualify as Tier 1 capital under bank regulatory capital guidelines. For Arrow, TRUPs outstanding prior to the grandfathering cutoff date set forth in Dodd-Frank (May 19, 2010) would continue to qualify as Tier 1 capital until maturity or redemption, subject to limitations. Thus, Arrow's outstanding TRUPs continue to qualify as Tier 1 regulatory capital, subject to such limitations.

Stock Repurchase Program: In January 2019, the Board of Directors approved a $5.0 million stock repurchase program (the 2019 Repurchase Program), under which management is authorized, in its discretion, to cause the Company to repurchase up to $5 million of shares of Arrow's common stock over the period from January 30, 2019 through December 31, 2019, in the open market or in privately negotiated transactions, to the extent management believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of shareholders. This 2019 Repurchase Program replaced a similar repurchase program which was in effect during 2018 (the 2018 program), which also authorized the repurchase of up to $5.0 million of shares of Arrow's common stock. As of March 31, 2019 approximately $806 thousand had been used under the 2019 stock repurchase program to repurchase Arrow shares. This total does not include repurchases of Arrow's Common Stock other than through its repurchase program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

# 53

Dividends: The Company's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On April 24, 2019, the Board of Directors declared a 2019 second quarter cash dividend of $0.26 payable on June 14, 2019. Per share amounts in the following table have been restated for our September 27, 2018 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2018
First Quarter	$29.91	$34.53	$0.243
Second Quarter	31.89	37.23	0.243
Third Quarter	35.19	38.98	0.252
Fourth Quarter	30.45	37.55	0.260
2019
First Quarter	$30.46	$36.25	$0.260
Second Quarter (dividend payable June 14, 2019)	TBD	TBD	0.260

	Quarter Ended March 31,
	2019	2018
Cash Dividends Per Share	$0.260	$0.243
Diluted Earnings Per Share	0.60	0.59
Dividend Payout Ratio	43.33%	41.19%
Total Equity (in thousands)	276,609	$252,734
Shares Issued and Outstanding (in thousands)	14,474	14,368
Book Value Per Share	$19.11	$17.59
Intangible Assets (in thousands)	23,650	24,045
Tangible Book Value Per Share	$17.48	$15.92

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
The primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  The securities available-for-sale portfolio was $298.8 million at March 31, 2019, a decrease of $18.7 million, from the year-end 2018 level. Due to the potential for volatility in market values, the Company may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, the Company has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with three correspondent banks totaling $57 million which were not drawn on during the three months ended March 31, 2019.
To support the borrowing relationship with the FHLBNY, the Company has pledged collateral, including residential mortgage and home equity loans. At March 31, 2019, the Company had outstanding collateral obligations with the FHLBNY of $169 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $391 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At March 31, 2019, the balance of outstanding brokered deposits totaled $111.6 million. Also, the Company's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At March 31, 2019, the amount available under this facility was approximately $520 million, and there were no advances then outstanding.
The Company measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, the Company believes that the available liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At March 31, 2019, the basic liquidity ratio, including the FHLBNY collateralized borrowing capacity, was 12.1% of total assets, or $242 million in excess of the internally-set minimum target ratio of 4%.
Because of its consistently favorable credit quality and strong balance sheet, the Company did not experience any significant liquidity constraints in the three-month period ended March 31, 2019 and did not experience any such constraints in recent prior years, back to and including the financial crisis years. The Company has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

# 54

RESULTS OF OPERATIONS
Three Months Ended March 31, 2019 Compared With
Three Months Ended March 31, 2018

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	3/31/2019	3/31/2018	Change	% Change
Net Income	$8,734	$8,531	$203	2.4%
Diluted Earnings Per Share	0.60	0.59	0.01	1.7%
Return on Average Assets	1.19%	1.25%	(0.06)%	(4.8)%
Return on Average Equity	12.98%	13.78%	(0.80)%	(5.8)%

Net income was $8.7 million and diluted earnings per share (EPS) of $.60 for the first quarter of 2019, compared to net income of $8.5 million and diluted EPS of $.59 for the first quarter of 2018. Return on average assets (ROA) for the first quarter of 2019 was 1.19%, down 6 basis points from 1.25% in the first quarter of 2018. In addition, return on average equity (ROE) decreased to 12.98% for the first quarter of 2019, down 80 basis points from 13.78% in the first quarter of 2018.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Quarter Ended
	3/31/2019	3/31/2018	Change	% Change
Interest and Dividend Income (GAAP Basis)	$26,213	$22,418	$3,795	16.9%
Tax-Equivalent Adjustment	373	491	(118)	(24.0)%
Interest and Dividend Income (Tax-equivalent Basis) (2)	26,586	22,909	3,677	16.1%

Interest Expense	5,092	2,016	3,076	152.6%
Net Interest Income (GAAP Basis)	21,121	20,402	719	3.5%
Net Interest Income (Tax-equivalent Basis) (2)	21,494	20,893	601	2.9%
Average Earning Assets (1)	2,847,966	2,641,660	206,306	7.8%
Average Interest-Bearing Liabilities	2,224,403	2,050,661	173,742	8.5%

Yield on Earning Assets (GAAP Basis) (1)	3.73%	3.44%	0.29	8.4%
Yield on Earning Assets (Tax-equivalent Basis) (1) (2)	3.79	3.52	0.27	7.7
Cost of Interest-Bearing Liabilities	0.93	0.40	0.53	132.5

Net Interest Spread (GAAP Basis)	2.80	3.04	(0.24)	(7.9)
Net Interest Spread (Tax-equivalent Basis) (2)	2.86	3.12	(0.26)	(8.3)

Net Interest Margin (GAAP Basis)	3.01	3.13	(0.12)	(3.8)
Net Interest Margin (Tax-equivalent Basis) (2)	3.06	3.21	(0.15)	(4.7)
(1) Includes Nonaccrual Loans.
(2) See "Use of Non-GAAP Financial Measures" on page 39; reported on a fully taxable basis using a marginal federal tax rate of 21%.

Net interest income for the recently completed quarter, on a GAAP basis, increased by $0.7 million, or 3.5%, from the first quarter of 2018, due primarily to continued loan growth. Total loans increased $39.0 million in the first quarter of 2019 and overall average earning assets increased 7.8%. In order to fund the consistent loan growth, total average-interest-bearing liabilities increased 8.5% in the first quarter of 2019. The current rate environment has compressed net interest margin. Net interest margin on a GAAP basis decreased 12 basis points in the first quarter of 2019 to 3.01%, from 3.13% during the first quarter of 2018. Average earning asset yields were 29 basis points higher as compared to the first quarter of 2018 due to the continued increase in market yields and the higher composition of loans as a percentage of earning assets. Yield on loans specifically increased 23 basis points from the first quarter of 2018. Cost of funds continues to be impacted by the recent rise in short-term rates. The cost of interest-bearing liabilities increased 53 basis points due to the higher rates paid on money market savings, time deposits and other borrowings, due to higher short-term market interest rates. The Company defines net interest margin as net interest income divided by average earning assets, annualized. The Company defines tax-equivalent net interest margin as net interest income on a tax-equivalent basis divided by average earning assets, annualized. Tax-equivalent net interest margin, as well as tax-equivalent net interest income, from which the margin is derived, are non-GAAP financial

# 55

measures. (See the discussion under "Use of Non-GAAP Financial Measures," on page 39, and the tabular information and notes on pages 40 and 41, regarding the Company's reasons for using these and other non-GAAP measures and the reconciliation thereof to comparable GAAP measures.) Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 50, the provision for loan losses for the first quarter of 2019 was $472 thousand, compared to a provision of $746 thousand for the 2018 quarter.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	3/31/2019	3/31/2018	Change	% Change
Income From Fiduciary Activities	$2,107	$2,197	$(90)	(4.1)%
Fees for Other Services to Customers	2,402	2,380	22	0.9%
Insurance Commissions	1,719	1,903	(184)	(9.7)%
Net Gain on Securities	76	18	58	322.2%
Net Gain on the Sale of Loans	104	38	66	173.7%
Other Operating Income	479	353	126	35.7%
Total Noninterest Income	$6,887	$6,889	$(2)	—%

Total noninterest income in the current quarter was $6.9 million, consistent with total noninterest income for the first quarter of 2018. Income from fiduciary activities for the first quarter of 2019 decreased by $90 thousand, or 4.1% over the first quarter of 2018 due to market performance as well as other competitive factors.
Fees for other services to customers increased to $2.4 million for the first quarter of 2019. In addition to service charge income on deposits, this category also includes debit card interchange income, revenue related to the sale of mutual funds to customers by third party providers, and servicing income on sold loans. Debit card usage by customers continues to grow, which has had (and if such growth persists, will continue to have) a positive impact on debit card fee income.
The $58 thousand increase in net gain on securities between the periods was primarily due to the change in the fair value of marketable equity securities as compared to the first quarter of 2018.
Net gain on the sale of loans in the first quarter of 2019 increased by $66 thousand from the first quarter of 2018. The change was a result of an increase in loan sale volume. See page 48 for the discussion of loan sales.
Insurance commissions decreased to $1.7 million for the first quarter of 2019 compared to $1.9 million for the first quarter of 2018 due to increased competition for commercial insurance clients in the Company's markets.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	3/31/2019	3/31/2018	Change	% Change
Salaries and Employee Benefits	$9,319	9,369	$(50)	(0.5)%
Occupancy Expense of Premises, Net	1,420	1,340	80	6.0%
Technology and Equipment Expense	3,141	2,698	443	16.4%
FDIC and FICO Assessments	212	217	(5)	(2.3)%
Amortization	79	67	12	17.9%
Other Operating Expense	2,481	2,265	216	9.5%
Total Noninterest Expense	$16,652	$15,956	$696	4.4%
Efficiency Ratio	58.55%	57.23%	1.32	2.3%

Noninterest expense for the first quarter of 2019 was $16.7 million, an increase of $696 thousand, or 4.4%, from the first quarter of 2018. Salaries and benefit expenses remain consistent from the comparable quarter in 2018. Technology and equipment expenses have increased from the previous year as a result of the implementation of certain ongoing projects to achieve operational efficiencies while delivering improved customer experiences.
The efficiency ratio continues to be solid at 58.55% for the first quarter of 2019 and 57.23% for the comparable 2018 quarter. The efficiency ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect an institution's operating efficiency. The Company calculates the efficiency ratio as the ratio of noninterest expense (excluding, under the Company's definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 39 of this Report under the heading "Use of Non-GAAP Financial Measures" and the related tabular information and notes on pages 40 and 41 of this Report. The efficiency ratio included by the Federal Reserve Board in its "Bank Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does the Company's calculation), but unlike the Company's ratio does not exclude intangible asset

# 56

amortization from the numerator. The Company's efficiency ratios in recent periods have generally compared favorably to the ratios of the peer group as disclosed in the Federal Reserve Performance Reports (see page 38 for a discussion of the peer group). For the three-month period ended December 31, 2018 (the most recent reporting period for which peer group information is available), the peer group's efficiency ratio was 65.27% compared to the Company's ratio of 58.04% (not adjusted for the definitional difference).

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	3/31/2019	3/31/2018	Change	% Change
Provision for Income Taxes	$2,150	$2,058	$92	4.5%
Effective Tax Rate	19.8%	19.4%	0.4	2.1%

# 57

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to credit risk in the loan portfolio and liquidity risk, discussed earlier, the Company's business activities also generate market risk.  Market risk is the possibility that changes in future market rates (interest rates) or prices (market value of financial instruments) will make the Company's position (i.e., assets and operations) less valuable.  The Company's primary market risk is interest rate volatility. The ongoing monitoring and management of interest rate risk is an important component of the asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management's Asset/Liability Committee ("ALCO").  In this capacity ALCO develops guidelines and strategies impacting the asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.
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
The Company's standard simulation model applies a parallel shift in interest rates, ramped over a 12-month period, to capture the impact of changing interest rates on net interest income.  The results are compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates. Additional tools to monitor potential longer-term interest rate risk, including periodic stress testing involving hypothetical sudden and significant interest rate spikes, are also evaluated.
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
As of March 31, 2019:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(2.90)%	0.70%
Calculated change in Net Interest Income - Year 2	0.90%	(1.80)%

Historically, there has existed an inverse relationship between changes in prevailing rates and the Company's net interest income, suggesting that liabilities and sources of funds generally reprice more quickly than earning assets (near-term liability sensitivity). However, when net interest income is simulated over a longer time frame, this exposure is limited, and actually reverses, as asset yields continue to reprice while the cost of funding reaches assumed ceilings or floors (long-term asset sensitivity).
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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

# 58

PART II - OTHER INFORMATION
Item 1.
Legal Proceedings
The Company, including its subsidiary banks, is not currently the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of their business. On an ongoing basis, the Company is often the subject of, or a party to, various legal claims by other parties against the Company, by the Company against other parties, or involving the Company, which arise in the normal course of business. The various pending legal claims against the Company will not, in the opinion of management based upon consultation with counsel, result in any material liability.
Item 1.A.
Risk Factors
The Risk Factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, continue to represent the most significant risks to the Company's future results of operations and financial conditions, without modification or amendment. Please refer to such Risk Factors as listed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow during the three months ended March 31, 2019 of common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

First Quarter 2019 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
January	9,619	$32.14	4,474	$4,859,024
February	32,985	34.70	17,700	4,261,092
March	17,681	34.21	2,100	4,194,019
Total	60,285	34.15	24,274
1 The total number of shares purchased by the Company and the average price paid per share listed in columns (A) and (B) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans ("LTIPs") in connection with their stock-for-stock exercise of such options and (iii) shares purchased under the publicly-announced 2019 Repurchase Program. In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow through such methods: January - DRIP purchases (2,782 shares), stock-for-stock exercises (2,363 shares) and repurchased under the 2019 Repurchase Program (4,474 shares.); February - DRIP purchases (1,070 shares), stock-for-stock exercises (14,215 shares) and repurchased under the 2019 Repurchase Program (17,700 shares); and March - DRIP purchases (15,581 shares)and repurchased under the 2019 Repurchase Program (2,100 shares.)
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs. Our only publicly-announced stock repurchase program in effect for the first quarter of 2019 was the 2019 Repurchase Program approved by the Board of Directors and announced in January 2019, under which the Board authorized management, in its discretion, to repurchase from time to time from January 30, 2019 through December 31, 2019, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None

# 59

Item 5.
Other Information - None
Item 6.
Exhibits

Exhibit Number	Exhibit
10.1
Employment Agreement between the Company and Thomas J. Murphy effective February 1, 2019 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 4, 2019, Exhibit 10.1*

10.2
Employment Agreement between the Company and Edward J. Campanella effective February 1, 2019 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 4, 2019, Exhibit 10.2*

10.3
Employment Agreement between the Company and David S. DeMarco effective February 1, 2019 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 4, 2019, Exhibit 10.3*

10.4
Employment Agreement between the Company and David D. Kaiser effective February 1, 2019 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 4, 2019, Exhibit 10.4*

10.5
Employment Agreement between the Registrant and Andrew J. Wise, Chief Operating Officer and Senior Vice President, effective February 1, 2019 incorporated herein by reference from the Registrant's Annual Report on Form 10-K, filed March 8, 2019, Exhibit 10.23*

10.6
Restricted Share Unit Grant Agreement between the Registrant and Thomas J. Murphy, effective February 1, 2019 incorporated herein by reference from the Registrant's Annual Report on Form 10-K, filed March 8, 2019, Exhibit 10.24*

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
ARROW FINANCIAL CORPORATION
Registrant

May 9, 2019	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

May 9, 2019	/s/Edward J. Campanella
Date	Edward J. Campanella, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 61