Form 10-Q
period 2019-06-30
ARROW FINANCIAL CORP
filed 2019-08-05
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2019
Common Stock, par value $1.00 per share	14,519,270

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	June 30, 2019	December 31, 2018	June 30, 2018
ASSETS
Cash and Due From Banks	$34,650	$56,529	$38,552
Interest-Bearing Deposits at Banks	28,045	27,710	22,189
Investment Securities:
Available-for-Sale	285,878	317,535	325,387
Held-to-Maturity (Approximate Fair Value of $266,068 at June 30, 2019; $280,338 at December 31, 2018; and $292,605 at June 30, 2018)	262,541	283,476	297,885
Equity Securities	1,850	1,774	1,802
Other Investments	8,202	15,506	11,089
Loans	2,280,308	2,196,215	2,057,862
Allowance for Loan Losses	(20,695)	(20,196)	(19,640)
Net Loans	2,259,613	2,176,019	2,038,222
Premises and Equipment, Net	38,836	30,446	28,104
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	1,730	1,852	2,060
Other Assets	62,532	55,614	58,008
Total Assets	$3,005,750	$2,988,334	$2,845,171
LIABILITIES
Noninterest-Bearing Deposits	$467,179	$472,768	$467,048
Interest-Bearing Checking Accounts	741,395	790,781	861,959
Savings Deposits	908,642	818,048	735,217
Time Deposits over $250,000	97,220	73,583	70,950
Other Time Deposits	289,317	190,404	169,607
Total Deposits	2,503,753	2,345,584	2,304,781
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	51,149	54,659	60,248
Federal Home Loan Bank Overnight Advances	83,000	234,000	136,000
Federal Home Loan Bank Term Advances	30,000	45,000	45,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	5,270	—	—
Other Liabilities	27,929	19,507	19,654
Total Liabilities	2,721,101	2,718,750	2,585,683
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at June 30, 2019; $5 Par Value and 1,000,000 Shares Authorized at December 31, 2018 and June 30, 2018	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized at June 30, 2019 and 20,000,000 Shares Authorized at December 31, 2018 and June 30, 2018 (19,035,565 Shares Issued at June 30, 2019 and December 31, 2018 and 18,481,301 at June 30, 2018)	19,035	19,035	18,481
Additional Paid-in Capital	316,229	314,533	292,020
Retained Earnings	39,397	29,257	40,326
Unallocated ESOP Shares (5,001 Shares at June 30, 2019; 5,001 Shares at December 31, 2018 and 9,643 Shares at June 30, 2018)	(100)	(100)	(200)
Accumulated Other Comprehensive Loss	(9,647)	(13,810)	(11,804)
Treasury Stock, at Cost (4,517,412 Shares at June 30, 2019; 4,558,207 Shares at December 31, 2018 and 4,467,909 Shares at June 30, 2018)	(80,265)	(79,331)	(79,335)
Total Stockholders’ Equity	284,649	269,584	259,488
Total Liabilities and Stockholders’ Equity	$3,005,750	$2,988,334	$2,845,171
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$23,520	$19,909	$45,923	$38,767
Interest on Deposits at Banks	195	158	390	292
Interest and Dividends on Investment Securities:
Fully Taxable	2,284	2,048	4,653	3,941
Exempt from Federal Taxes	1,228	1,475	2,474	3,008
Total Interest and Dividend Income	27,227	23,590	53,440	46,008
INTEREST EXPENSE
Interest-Bearing Checking Accounts	453	388	935	775
Savings Deposits	2,008	711	3,609	1,233
Time Deposits over $250,000	515	328	911	532
Other Time Deposits	1,131	282	1,844	541
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	25	16	47	32
Federal Home Loan Bank Advances	1,099	656	2,693	1,070
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	261	247	530	461
Interest on Financing Leases	28	—	43	—
Total Interest Expense	5,520	2,628	10,612	4,644
NET INTEREST INCOME	21,707	20,962	42,828	41,364
Provision for Loan Losses	455	629	927	1,375
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,252	20,333	41,901	39,989
NONINTEREST INCOME
Income From Fiduciary Activities	2,252	2,647	4,359	4,844
Fees for Other Services to Customers	2,545	2,570	4,947	4,950
Insurance Commissions	1,935	2,192	3,654	4,095
Net Gain on Securities Transactions	—	223	76	241
Net Gain on Sales of Loans	140	23	244	61
Other Operating Income	24	256	503	609
Total Noninterest Income	6,896	7,911	13,783	14,800
NONINTEREST EXPENSE
Salaries and Employee Benefits	9,727	9,812	19,046	19,181
Occupancy Expenses, Net	1,279	1,270	2,699	2,610
Technology and Equipment Expense	3,243	2,849	6,384	5,547
FDIC Assessments	212	223	424	440
Other Operating Expense	2,447	2,038	5,007	4,370
Total Noninterest Expense	16,908	16,192	33,560	32,148
INCOME BEFORE PROVISION FOR INCOME TAXES	11,240	12,052	22,124	22,641
Provision for Income Taxes	2,306	2,322	4,456	4,380
NET INCOME	$8,934	$9,730	$17,668	$18,261
Average Shares Outstanding [1]:
Basic	14,487	14,394	14,478	14,374
Diluted	14,527	14,480	14,523	14,459
Per Common Share:
Basic Earnings	$0.62	$0.68	$1.22	$1.27
Diluted Earnings	0.62	0.67	1.22	1.26

1 2018 Share and Per Share Amounts have been restated for the September 27, 2018 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$8,934	$9,730	$17,668	$18,261
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Securities Holding Gains (Losses) Arising During the Period	1,744	(635)	3,824	(3,120)
Amortization of Net Retirement Plan Actuarial Loss	133	75	254	121
Amortization of Net Retirement Plan Prior Service Cost	43	41	85	40
Other Comprehensive Income (Loss)	1,920	(519)	4,163	(2,959)
Comprehensive Income	$10,854	$9,211	$21,831	$15,302

See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Six-Month Period Ended June 30, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2018	$19,035	$314,533	$29,257	$(100)	$(13,810)	$(79,331)	$269,584
Net Income	—	—	17,668	—	—	—	17,668
Other Comprehensive Income	—	—	—	—	4,163	—	4,163
Cash Dividends Paid, $.52 per Share	—	—	(7,528)	—	—	—	(7,528)
Stock Options Exercised, Net (62,712 Shares)	—	638	—	—	—	687	1,325
Shares Issued Under the Directors’ Stock Plan (3,997 Shares)	—	86	—	—	—	44	130
Shares Issued Under the Employee Stock Purchase Plan (7,948 Shares)	—	163	—	—	—	87	250
Shares Issued for Dividend Reinvestment Plans (26,698 Shares)	—	615	—	—	—	289	904
Stock-Based Compensation Expense	—	194	—	—	—	—	194
Purchase of Treasury Stock (60,560 Shares)	—	—	—	—	—	(2,041)	(2,041)
Balance at June 30, 2019	$19,035	$316,229	$39,397	$(100)	$(9,647)	$(80,265)	$284,649

	Three-Month Period Ended June 30, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at March 31, 2019	$19,035	$315,262	$34,231	$(100)	$(11,567)	$(80,252)	$276,609
Net Income	—	—	8,934	—	—	—	8,934
Other Comprehensive Income	—	—	—	—	1,920	—	1,920
Cash Dividends Paid, $.26 per Share	—	—	(3,768)	—	—	—	(3,768)
Stock Options Exercised, Net (36,577 Shares)	—	389	—	—	—	401	790
Shares Issued Under the Directors’ Stock Plan (3,997 Shares)	—	86	—	—	—	44	130
Shares Issued Under the Employee Stock Purchase Plan (4,239 Shares)	—	87	—	—	—	46	133
Shares Issued for Dividend Reinvestment Plans (13,566 Shares)	—	306	—	—	—	145	451
Stock-Based Compensation Expense	—	99	—	—	—	—	99
Purchase of Treasury Stock (19,708 Shares)	—	—	—	—	—	(649)	(649)
Balance at June 30, 2019	$19,035	$316,229	$39,397	$(100)	$(9,647)	$(80,265)	$284,649

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Six-Month Period Ended June 30, 2018
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2017	$18,481	$290,219	$28,818	$(200)	$(8,514)	$(79,201)	$249,603
Net Income	—	—	18,261	—	—	—	18,261
Other Comprehensive Loss	—	—	—	—	(2,959)	—	(2,959)
Impact of the Adoption of ASU 2014-09	—	—	(102)	—	—	—	(102)
Impact of the Adoption of ASU 2016-01	—	—	331	—	(331)	—	—
Cash Dividends Paid, $.485 per Share [1]	—	—	(6,982)	—	—	—	(6,982)
Stock Options Exercised, Net (79,001 Shares)	—	804	—	—	—	888	1,692
Shares Issued Under the Directors’ Stock Plan (2,705 Shares)	—	72	—	—	—	31	103
Shares Issued Under the Employee Stock Purchase Plan (7,613 Shares)	—	167	—	—	—	85	252
Shares Issued for Dividend Reinvestment Plans (24,305 Shares)	—	580	—	—	—	276	856
Stock-Based Compensation Expense	—	178	—	—	—	—	178
Purchase of Treasury Stock (40,009 Shares)	—	—	—	—	—	(1,414)	(1,414)
Balance at June 30, 2018	$18,481	$292,020	$40,326	$(200)	$(11,804)	$(79,335)	$259,488

	Three-Month Period Ended June 30, 2018
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance March 31, 2018	$18,481	$290,980	$34,093	$(200)	$(11,285)	$(79,335)	$252,734
Net Income	—	—	9,730	—	—	—	9,730
Other Comprehensive Loss	—	—	—	—	(519)	—	(519)
Cash Dividends Paid, $.242 per Share [1]	—	—	(3,497)	—	—	—	(3,497)
Stock Options Exercised, Net (51,339 Shares)	—	497	—	—	—	585	1,082
Shares Issued Under the Directors’ Stock Plan (2,705 Shares)	—	72	—	—	—	31	103
Shares Issued Under the Employee Stock Purchase Plan (3,939 Shares)	—	91	—	—	—	45	136
Shares Issued for Dividend Reinvestment Plans (11,846 Shares)	—	291	—	—	—	134	425
Stock-Based Compensation Expense	—	89	—	—	—	—	89
Purchase of Treasury Stock (21,294 Shares)	—	—	—	—	—	(795)	(795)
Balance at June 30, 2018	$18,481	$292,020	$40,326	$(200)	$(11,804)	$(79,335)	$259,488

1 Cash dividends paid per share have been adjusted for the September 27, 2018 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 8

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended June 30,
Cash Flows from Operating Activities:	2019	2018
Net Income	$17,668	$18,261
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	927	1,375
Depreciation and Amortization	2,516	2,408
Net Gain on Securities Transactions	(76)	(241)
Loans Originated and Held-for-Sale	(10,310)	(2,354)
Proceeds from the Sale of Loans Held-for-Sale	9,336	2,198
Net Gain on the Sale of Loans	(244)	(61)
Net Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	432	117
Contributions to Retirement Benefit Plans	(324)	(352)
Deferred Income Tax Benefit	(569)	(261)
Shares Issued Under the Directors’ Stock Plan	130	103
Stock-Based Compensation Expense	194	178
Tax Benefit from Exercise of Stock Options	179	160
Net (Increase) Decrease in Other Assets	(2,062)	186
Net Increase (Decrease) in Other Liabilities	3,294	(673)
Net Cash Provided By Operating Activities	21,091	21,044
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	51,686	25,035
Purchases of Securities Available-for-Sale	(15,390)	(56,598)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	22,608	39,616
Purchases of Securities Held-to-Maturity	(2,095)	(2,105)
Net Increase in Loans	(84,695)	(107,598)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	779	644
Purchase of Premises and Equipment	(4,389)	(1,395)
Proceeds from the Sale of a Subsidiary, Net	—	49
Net Decrease (Increase) in Other Investments	7,304	(1,140)
Net Cash Used By Investing Activities	(24,192)	(103,492)
Cash Flows from Financing Activities:
Net Increase in Deposits	158,169	59,665
Net (Decrease) Increase in Short-Term Federal Home Loan Bank Borrowings	(151,000)	31,000
Net Decrease in Short-Term Borrowings	(3,510)	(4,718)
Finance Lease Payments	(12)	—
Repayments of Federal Home Loan Bank Term Advances	(15,000)	(10,000)
Purchase of Treasury Stock	(2,041)	(1,414)
Stock Options Exercised, Net	1,325	1,692
Shares Issued Under the Employee Stock Purchase Plan	250	252
Shares Issued for Dividend Reinvestment Plans	904	856
Cash Dividends Paid	(7,528)	(6,982)
Net Cash (Used) Provided By Financing Activities	(18,443)	70,351
Net Decrease in Cash and Cash Equivalents	(21,544)	(12,097)
Cash and Cash Equivalents at Beginning of Period	84,239	72,838
Cash and Cash Equivalents at End of Period	$62,695	$60,741

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$9,990	$4,530
Income Taxes	5,031	5,294
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,098	402

See Notes to Unaudited Interim Consolidated Financial Statements.

# 9

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow, the Company, we, or us), the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2019, December 31, 2018 and June 30, 2018; the results of operations for the three-month periods ended June 30, 2019 and 2018; the consolidated statements of comprehensive income for the three-month periods ended June 30, 2019 and 2018; the changes in stockholders' equity for the three-month and six-month periods ended June 30, 2019 and 2018; and the cash flows for the six-month periods ended June 30, 2019 and 2018. All such adjustments are of a normal recurring nature.

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

The following accounting standards have been adopted in the first six months of 2019:

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

# 10

The following accounting standards have been issued and will become effective for the Company at a future date:

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" (Topic 326) which will change the way financial entities measure expected credit losses for financial assets, primarily loans. Under this ASU, the "incurred loss" model will be replaced with an "expected loss" model which will recognize losses over the life of the instrument and requires consideration of a broader range of reasonable and supportable information. Currently, credit losses on available-for-sale securities reduce the carrying value of the instrument and cannot be reversed. Under this ASU, the amount of the credit loss is carried as a valuation allowance and can be reversed. The standard also requires expanded credit quality disclosures. In April 2019, the FASB issued ASU 2019-04 "Codification Improvements to Topic 326, Financial Instruments-Credit Losses; Topic 815, Derivatives and Hedging; and Topic 825, Financial Instruments," which clarifies that the estimate of expected credit losses should include expected recoveries of financial assets, and that contractual extension or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. The Company's loan terms for contractual extensions and renewal options are unconditionally cancellable by the Company (that is, the Company has no obligation to extend or renew existing loans), and therefore are not considered in measuring expected credit losses.
For Arrow, the standard is effective for the first quarter of 2020 and early adoption is allowed in 2019. The Company plans on adopting the standard in the first quarter of 2020, in order to maximize the accumulation of data needed to calculate the new current expected credit loss (CECL) methodologies. The ASU describes several acceptable methodologies for calculating expected losses on a loan or a pool of loans and requires additional disclosures. The initial adjustment will not be reported in earnings, but as the cumulative effect of a change in accounting principle. The Company has continued its implementation efforts with the development and testing of various methods within its core model, and has tentatively identified the discounted cash flow method for determining losses for the commercial loan portfolios and the residential real estate portfolios, and the vintage method for the consumer indirect loan portfolio. Based on further testing, these methods may change prior to adoption. As a result of analyses performed, including the availability of future economic data, the Company plans to utilize an 18-month reasonable and supportable forecast period. The Company has identified the economic data that best correlates with expected loan losses through the use of various regression analyses of historical economic information and loan losses. The Company continues to monitor new regulatory guidance and is updating relevant internal controls and processes. The adoption of this standard will likely have the effect of increasing the allowance for loan and lease losses and reducing shareholders' equity, the extent of which will depend upon the nature and characteristics of the Company's loan portfolio and economic conditions and forecasts at the adoption date. The Company expects to remain a well-capitalized financial institution under current regulatory calculations.

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

# 11

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at June 30, 2019, December 31, 2018 and June 30, 2018:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
June 30, 2019
Available-For-Sale Securities, at Amortized Cost	$17,506	$965	$266,235	$1,000	$285,706
Available-For-Sale Securities, at Fair Value	17,524	967	266,587	800	285,878
Gross Unrealized Gains	31	2	1,293	—	1,326
Gross Unrealized Losses	13	—	941	200	1,154
Available-For-Sale Securities, Pledged as Collateral					246,202

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$12,503	$226	$267	$—	$12,996
From 1 - 5 Years	5,003	299	165,852	—	171,154
From 5 - 10 Years	—	—	75,603	—	75,603
Over 10 Years	—	440	24,513	1,000	25,953

Maturities of Debt Securities, at Fair Value:
Within One Year	$12,490	$229	$268	$—	$12,987
From 1 - 5 Years	5,034	298	166,178	—	171,510
From 5 - 10 Years	—	—	75,538	—	75,538
Over 10 Years	—	440	24,603	800	25,843

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$35	$—	$24,948	$—	$24,983
12 Months or Longer	12,454	—	130,229	800	143,483
Total	$12,489	$—	$155,177	$800	$168,466
Number of Securities in a Continuous Loss Position	2	—	61	1	64

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$234	$—	$234
12 Months or Longer	13	—	707	200	920
Total	$13	$—	$941	$200	$1,154

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	17,506
US Agency Obligations, at Fair Value	17,524
US Government Agency Securities, at Amortized Cost			$67,760
US Government Agency Securities, at Fair Value			67,613
Government Sponsored Entity Securities, at Amortized Cost			198,475
Government Sponsored Entity Securities, at Fair Value			198,974

# 12

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2018
Available-For-Sale Securities, at Amortized Cost	$47,071	$1,193	$273,227	$1,000	$322,491
Available-For-Sale Securities, at Fair Value	46,765	1,195	268,775	800	317,535
Gross Unrealized Gains	—	2	288	—	290
Gross Unrealized Losses	306	—	4,740	200	5,246
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					236,163

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$107,550	$—	$107,550
12 Months or Longer	46,765	—	124,627	800	172,192
Total	$46,765	$—	$232,177	$800	$279,742
Number of Securities in a Continuous Loss Position	10	—	86	1	97

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$841	$—	$841
12 Months or Longer	306	—	3,899	200	4,405
Total	$306	$—	$4,740	$200	$5,246

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	47,071
US Agency Obligations, at Fair Value	46,765
US Government Agency Securities, at Amortized Cost			$72,095
US Government Agency Securities, at Fair Value			71,800
Government Sponsored Entity Securities, at Amortized Cost			201,132
Government Sponsored Entity Securities, at Fair Value			196,975

# 13

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
June 30, 2018
Available-For-Sale Securities, at Amortized Cost	$60,199	$3,377	$267,113	$1,000	$331,689
Available-For-Sale Securities, at Fair Value	59,615	3,383	261,589	800	325,387
Gross Unrealized Gains	—	6	332	—	338
Gross Unrealized Losses	584	—	5,856	200	6,640
Available-For-Sale Securities, Pledged as Collateral					282,481

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$17,218	$1,797	$144,265	$—	$163,280
12 Months or Longer	42,397	—	72,209	800	115,406
Total	$59,615	$1,797	$216,474	$800	$278,686
Number of Securities in a Continuous Loss Position	14	6	79	1	100

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$297	$—	$2,409	$—	$2,706
12 Months or Longer	287	—	3,447	200	3,934
Total	$584	$—	$5,856	$200	$6,640

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	60,199
US Agency Obligations, at Fair Value	59,615
US Government Agency Securities, at Amortized Cost			$68,030
US Government Agency Securities, at Fair Value			68,083
Government Sponsored Entity Securities, at Amortized Cost			199,083
Government Sponsored Entity Securities, at Fair Value			193,506

# 14

The following table is the schedule of Held-To-Maturity Securities at June 30, 2019, December 31, 2018 and June 30, 2018:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
June 30, 2019
Held-To-Maturity Securities, at Amortized Cost	$220,529	$42,012	$262,541
Held-To-Maturity Securities, at Fair Value	223,654	42,414	266,068
Gross Unrealized Gains	3,206	415	3,621
Gross Unrealized Losses	81	13	94
Held-To-Maturity Securities, Pledged as Collateral			251,639

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$24,060	$1,884	$25,944
From 1 - 5 Years	114,782	40,128	154,910
From 5 - 10 Years	80,037	—	80,037
Over 10 Years	1,650	—	1,650

Maturities of Debt Securities, at Fair Value:
Within One Year	$24,109	$1,907	$26,016
From 1 - 5 Years	116,273	40,507	156,780
From 5 - 10 Years	81,593	—	81,593
Over 10 Years	1,679	—	1,679

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$159	$(67)	$92
12 Months or Longer	14,374	1,711	16,085
Total	$14,533	$1,644	$16,177

Number of Securities in a Continuous Loss Position	36	1	37

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	81	13	94
Total	$81	$13	$94

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$1,942
US Government Agency Securities, at Fair Value		1,948
Government Sponsored Entity Securities, at Amortized Cost		40,070
Government Sponsored Entity Securities, at Fair Value		40,466

# 15

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2018
Held-To-Maturity Securities, at Amortized Cost	$235,782	$47,694	$283,476
Held-To-Maturity Securities, at Fair Value	233,359	46,979	280,338
Gross Unrealized Gains	486	—	486
Gross Unrealized Losses	2,909	715	3,624
Held-To-Maturity Securities, Pledged as Collateral			266,341

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$32,093	$33,309	$65,402
12 Months or Longer	110,947	13,670	124,617
Total	$143,040	$46,979	$190,019
Number of Securities in a Continuous Loss Position	411	47	458

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$162	$456	$618
12 Months or Longer	2,747	259	3,006
Total	$2,909	$715	$3,624

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$2,180
US Government Agency Securities, at Fair Value		2,143
Government Sponsored Entity Securities, at Amortized Cost		45,514
Government Sponsored Entity Securities, at Fair Value		44,836

June 30, 2018
Held-To-Maturity Securities, at Amortized Cost	$244,016	$53,869	$297,885
Held-To-Maturity Securities, at Fair Value	239,841	52,764	292,605
Gross Unrealized Gains	497	—	497
Gross Unrealized Losses	4,672	1,105	5,777
Held-To-Maturity Securities, Pledged as Collateral			278,627

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$68,612	$49,977	$118,589
12 Months or Longer	90,948	2,787	93,735
Total	$159,560	$52,764	$212,324
Number of Securities in a Continuous Loss Position	465	47	512

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$633	$1,021	$1,654
12 Months or Longer	4,039	84	4,123
Total	$4,672	$1,105	$5,777

# 16

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
June 30, 2018
Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,265
US Government Agency Securities, at Fair Value		2,346
Government Sponsored Entity Securities, at Amortized Cost		50,604
Government Sponsored Entity Securities, at Fair Value		50,418

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for June 30, 2019, December 31, 2018 and June 30, 2018, do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. government agency securities, including mortgage-backed securities, are all rated AAA by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the New York State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to June 30, 2019, there were no securities downgraded below investment grade.
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

The following table is the schedule of Equity Securities at June 30, 2019, December 31, 2018 and June 30, 2018:

Equity Securities

	June 30, 2019	December 31, 2018	June 30, 2018
Equity Securities, at Fair Value	$1,850	$1,774	$1,802

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the three- and six-month periods ended June 30, 2019 and 2018:

	Quarterly Period Ended:		Year-to-Date Period Ended:
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Gain on Equity Securities	$—	$223	$76	$241
Less: Net gain (loss) recognized during the reporting period on equity securities sold during the period	—	—	—	—
Unrealized net gain recognized during the reporting period on equity securities still held at the reporting date	$—	$223	$76	$241

# 17

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of June 30, 2019, December 31, 2018 and June 30, 2018 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2019
Loans Past Due 30-59 Days	$119	$—	$4,935	$1,606	$6,660
Loans Past Due 60-89 Days	73	—	948	268	1,289
Loans Past Due 90 or more Days	—	328	177	1,337	1,842
Total Loans Past Due	192	328	6,060	3,211	9,791
Current Loans	138,139	489,946	772,964	869,468	2,270,517
Total Loans	$138,331	$490,274	$779,024	$872,679	$2,280,308

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$220	$45	$192	$457
Nonaccrual Loans	58	248	412	4,231	4,949

December 31, 2018
Loans Past Due 30-59 Days	$121	$108	$5,369	$281	$5,879
Loans Past Due 60-89 Days	49	—	2,136	1,908	4,093
Loans Past Due 90 or more Days	—	789	572	1,844	3,205
Total Loans Past Due	170	897	8,077	4,033	13,177
Current Loans	136,720	483,665	711,433	851,220	2,183,038
Total Loans	$136,890	$484,562	$719,510	$855,253	$2,196,215

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$144	$1,081	$1,225
Nonaccrual Loans	403	789	658	2,309	4,159

June 30, 2018
Loans Past Due 30-59 Days	$3	$—	$4,769	$2,004	$6,776
Loans Past Due 60-89 Days	15	—	720	273	1,008
Loans Past Due 90 or more Days	28	963	231	771	1,993
Total Loans Past Due	46	963	5,720	3,048	9,777
Current Loans	118,835	463,430	656,188	809,632	2,048,085
Total Loans	$118,881	$464,393	$661,908	$812,680	$2,057,862

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$28	$142	$170
Nonaccrual Loans	633	963	459	1,825	3,880

The Company disaggregates its loan portfolio into the following four categories:

Commercial - The Company offers a variety of loan options to meet the specific needs of commercial customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion and equipment purchases. Generally, a collateral lien is placed on equipment or other assets owned by the borrower. Generally, these loans carry a higher risk than commercial real estate loans, due primarily to the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable and generally have a lower liquidation value than real estate. In the event of default by the borrower, the Company may be required to liquidate collateral at deeply discounted values. To reduce the risk, management usually obtains personal guarantees to support the borrowing, as permitted by applicable law.

# 18

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

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
March 31, 2019	$1,250	$5,589	$9,409	$4,125	$20,373
Charge-offs	—	—	(368)	—	(368)
Recoveries	—	—	235	—	235
Provision	(19)	(130)	378	226	455
June 30, 2019	$1,231	$5,459	$9,654	$4,351	$20,695

March 31, 2018	$1,119	$5,412	$8,019	$4,507	$19,057
Charge-offs	—	—	(248)	(16)	(264)
Recoveries	—	3	215	—	218
Provision	(175)	423	351	30	629
June 30, 2018	$944	$5,838	$8,337	$4,521	$19,640

# 19

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2018	$1,218	$5,644	$8,882	$4,452	$20,196
Charge-offs	(1)	(29)	(786)	(14)	(830)
Recoveries	—	—	402	—	402
Provision	14	(156)	1,156	(87)	927
June 30, 2019	$1,231	$5,459	$9,654	$4,351	$20,695

December 31, 2017	$1,873	$4,504	$7,604	$4,605	$18,586
Charge-offs	(16)	—	(595)	(23)	(634)
Recoveries	—	12	301	—	313
Provision	(913)	1,322	1,027	(61)	1,375
June 30, 2018	$944	$5,838	$8,337	$4,521	$19,640

June 30, 2019
Allowance for loan losses - Loans Individually Evaluated for Impairment	$5	$—	$—	$—	$5
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,226	5,459	9,654	4,351	20,690
Ending Loan Balance - Individually Evaluated for Impairment	37	1	124	2,402	2,564
Ending Loan Balance - Collectively Evaluated for Impairment	$138,294	$490,273	$778,900	$870,277	$2,277,744

December 31, 2018
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$4	$4
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,218	5,644	8,882	4,448	20,192
Ending Loan Balance - Individually Evaluated for Impairment	430	793	101	1,899	3,223
Ending Loan Balance - Collectively Evaluated for Impairment	$136,460	$483,769	$719,409	$853,354	$2,192,992

June 30, 2018
Allowance for loan losses - Loans Individually Evaluated for Impairment	$88	$44	$—	$53	$185
Allowance for loan losses - Loans Collectively Evaluated for Impairment	856	5,794	8,337	4,468	19,455
Ending Loan Balance - Individually Evaluated for Impairment	489	813	110	1,080	2,492
Ending Loan Balance - Collectively Evaluated for Impairment	$118,392	$463,580	$661,798	$811,600	$2,055,370

# 20

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

# 21

Loan Credit Quality Indicators

The following table presents the credit quality indicators by loan category at June 30, 2019, December 31, 2018 and June 30, 2018:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2019
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$131,886	$461,211			$593,097
Special Mention	123	2,524			2,647
Substandard	6,322	26,539			32,861
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$778,567	$868,256	$1,646,823
Nonperforming			457	4,423	4,880

December 31, 2018
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$129,584	$456,868			$586,452
Special Mention	—	—			—
Substandard	7,306	26,905			34,211
Doubtful	—	789			789
Credit Risk Profile Based on Payment Activity:
Performing			$718,708	$851,863	$1,570,571
Nonperforming			802	3,390	4,192

June 30, 2018
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$110,911	$436,670			$547,581
Special Mention	5,948	—			5,948
Substandard	2,023	26,915			28,938
Doubtful	—	807			807
Credit Risk Profile Based on Payment Activity:
Performing			$661,449	$810,855	$1,472,304
Nonperforming			459	1,825	2,284

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

# 22

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

# 23

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2019
Recorded Investment:
With No Related Allowance	$—	$1	$124	$2,402	$2,527
With a Related Allowance	37	—	—	—	37
Unpaid Principal Balance:
With No Related Allowance	—	1	124	2,402	2,527
With a Related Allowance	36	—	—	—	36

December 31, 2018
Recorded Investment:
With No Related Allowance	$430	$793	$101	$1,605	$2,929
With a Related Allowance	—	—	—	294	294
Unpaid Principal Balance:
With No Related Allowance	429	793	100	1,606	2,928
With a Related Allowance	—	—	—	293	293

June 30, 2018
Recorded Investment:
With No Related Allowance	$—	$7	$110	$784	$901
With a Related Allowance	479	790	—	351	1,620
Unpaid Principal Balance:
With No Related Allowance	—	7	110	797	$914
With a Related Allowance	489	806	—	283	1,578

For the Quarter Ended:
June 30, 2019
Average Recorded Balance:
With No Related Allowance	$19	$195	$113	$2,410	$2,737
With a Related Allowance	19	—	—	—	19
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

June 30, 2018
Average Recorded Balance:
With No Related Allowance	$—	$8	$100	$1,030	$1,138
With a Related Allowance	481	787	—	354	1,622
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At June 30, 2019, December 31, 2018 and June 30, 2018, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

# 24

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated.

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
June 30, 2019
Number of Loans	—	—	4	—	4
Pre-Modification Outstanding Recorded Investment	$—	$—	$34	$—	$34
Post-Modification Outstanding Recorded Investment	—	—	34	—	34
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

June 30, 2018
Number of Loans	—	—	3	—	3
Pre-Modification Outstanding Recorded Investment	$—	$—	$26	$—	$26
Post-Modification Outstanding Recorded Investment	—	—	26	—	26
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

For the Year-To-Date Period Ended:
June 30, 2019
Number of Loans	—	—	5	—	5
Pre-Modification Outstanding Recorded Investment	$—	$—	$47	$—	$47
Post-Modification Outstanding Recorded Investment	—	—	47	—	47
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

June 30, 2018
Number of Loans	—	—	4	—	4
Pre-Modification Outstanding Recorded Investment	$—	$—	$28	$—	$28
Post-Modification Outstanding Recorded Investment	—	—	28	—	28
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of June 30, 2019.

# 25

Note 4.    GUARANTEES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of June 30, 2019, December 31, 2018 and June 30, 2018:

Commitments to Extend Credit and Letters of Credit
	June 30, 2019	December 31, 2018	June 30, 2018
Notional Amount:
Commitments to Extend Credit	$329,337	$321,143	$324,173
Standby Letters of Credit	4,396	4,466	3,941
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	20	12	11

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at June 30, 2019, December 31, 2018 and June 30, 2018 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at June 30, 2019, December 31, 2018 and June 30, 2018, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 26

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three- and six-month periods ended June 30, 2019 and 2018:

Schedule of Comprehensive Income
	Three Months Ended June 30,			Six Months Ended June 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2019
Net Unrealized Securities Holding Gains on Securities Available-for-Sale Arising During the Period	2,340	$(596)	1,744	5,128	$(1,304)	3,824
Amortization of Net Retirement Plan Actuarial Loss	179	(46)	133	342	(88)	254
Amortization of Net Retirement Plan Prior Service Cost	57	(14)	43	113	(28)	85
Other Comprehensive Income	$2,576	$(656)	$1,920	$5,583	$(1,420)	$4,163

2018
Net Unrealized Securities Holding Losses on Securities Available-for-Sale Arising During the Period	(853)	$218	(635)	(4,185)	$1,065	(3,120)
Amortization of Net Retirement Plan Actuarial Loss	103	(28)	75	163	(42)	121
Accretion of Net Retirement Plan Prior Service Cost	55	(14)	41	54	(14)	40
Other Comprehensive Loss	$(695)	$176	$(519)	$(3,968)	$1,009	$(2,959)

# 27

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on	Net	Net Prior
	Available-for-	Actuarial	Service
	Sale Securities	Gain (Loss)	(Cost) Credit	Total
For the Quarter-To-Date periods ended:

March 31, 2019	$(1,617)	$(8,850)	$(1,100)	$(11,567)
Other comprehensive income before reclassifications	1,744	—	—	1,744
Amounts reclassified from accumulated other comprehensive income		133	43	176
Net current-period other comprehensive income	1,744	133	43	1,920
June 30, 2019	$127	$(8,717)	$(1,057)	$(9,647)

March 31, 2018	$(4,066)	$(6,334)	$(885)	$(11,285)
Other comprehensive loss before reclassifications	(635)	—	—	(635)
Amounts reclassified from accumulated other comprehensive loss	—	75	41	116
Net current-period other comprehensive income (loss)	(635)	75	41	(519)
June 30, 2018	$(4,701)	$(6,259)	$(844)	$(11,804)

For the Year-To-Date periods ended:

December 31, 2018	$(3,697)	$(8,971)	$(1,142)	$(13,810)
Other comprehensive income or loss before reclassifications	3,824	—	—	3,824
Amounts reclassified from accumulated other comprehensive income	—	254	85	339
Net current-period other comprehensive income	3,824	254	85	4,163
June 30, 2019	$127	$(8,717)	$(1,057)	$(9,647)

December 31, 2017	$(1,250)	$(6,380)	$(884)	$(8,514)
Other comprehensive income or loss before reclassifications	(3,120)	—	—	(3,120)
Amounts reclassified from accumulated other comprehensive income	—	121	40	161
Net current-period other comprehensive income	(3,120)	121	40	(2,959)
Amounts reclassified from accumulated other comprehensive income	$(331)			$(331)
June 30, 2018	$(4,701)	$(6,259)	$(844)	$(11,804)

(1) All amounts are net of tax.

# 28

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

June 30, 2019
Amortization of defined benefit pension items:
Prior-service costs	$(57)	(1)	Salaries and Employee Benefits
Actuarial gains/(losses)	(179)	(1)	Salaries and Employee Benefits
	(236)		Total before Tax
	60		Provision for Income Taxes
	$(176)		Net of Tax

Total reclassifications for the period	$(176)		Net of Tax

June 30, 2018
Amortization of defined benefit pension items:
Prior-service costs	$(55)	(1)	Salaries and Employee Benefits
Actuarial gains/(losses)	(103)	(1)	Salaries and Employee Benefits
	(158)		Total before Tax
	42		Provision for Income Taxes
	$(116)		Net of Tax

Total reclassifications for the period	$(116)		Net of Tax

For the Year-to-date periods ended:

June 30, 2019
Unrealized gains and losses on available-for-sale securities	$—		Gain on Securities Transactions
	—		Total before Tax
	—		Provision for Income Taxes
	$—		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	$(113)	(1)	Salaries and Employee Benefits
Actuarial gains/(losses)	(342)	(1)	Salaries and Employee Benefits
	(455)		Total before Tax
	116		Provision for Income Taxes
	$(339)		Net of Tax

Total reclassifications for the period	$(339)		Net of Tax

# 29

Reclassifications Out of Accumulated Other Comprehensive Income

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

June 30, 2018
Unrealized gains and losses on available-for-sale securities	$—		Gain on Securities Transactions
	—		Total before Tax
	—		Provision for Income Taxes
	$—		Net of Tax

Amortization of defined benefit pension items:
Prior-service costs	(54)	(1)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(163)	(1)	Salaries and Employee Benefits
	(217)		Total before Tax
	56		Provision for Income Taxes
	$(161)		Net of Tax

Total reclassifications for the period	$(161)		Net of Tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

# 30

Note 6.    STOCK-BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

Arrow has established three stock-based compensation plans: a Long Term Incentive Plan,, an Employee Stock Purchase Plan (ESPP) and an Employee Stock Ownership Plan (ESOP). All share and per share data have been adjusted for the September 27, 2018 3% stock dividend.

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

The following table summarizes information about stock option activity for the year to date period ended June 30, 2019.

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2019	284,522	$25.67
Granted	52,000	31.71
Exercised	(62,712)	21.12
Forfeited	(11,726)	26.98
Outstanding at June 30, 2019	262,084	27.90
Vested at Period-End	145,120	24.89
Expected to Vest	116,964	31.64

Stock Options Granted
Weighted Average Grant Date Information:
Fair Value of Options Granted	$5.75
Fair Value Assumptions:
Dividend Yield	3.26%
Expected Volatility	22.58%
Risk Free Interest Rate	2.63%
Expected Lives (in years)	8.68

The following table presents information on the amounts expensed related to stock options for the periods ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Amount expensed	$79	$80	$158	$163

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

# 31

The following table summarizes information about restricted stock unit activity for the period ended June 30, 2019.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	3,377	$32.57
Granted	3,901	31.71
Non-vested at June 30, 2019	7,278	32.11

The following table presents information on the amounts expensed related to restricted stock units for the periods ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Amount expensed	$20	$9	$36	$15

Employee Stock Purchase Plan
Arrow sponsors an ESPP under which employees may purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

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

# 32

Note 7.    RETIREMENT BENEFIT PLANS (Dollars in Thousands)

Arrow sponsors qualified and non-qualified defined benefit pension plans and other postretirement benefit plans for its employees. Arrow maintains a non-contributory pension plan, which covers substantially all employees.  Effective December 1, 2002, all active participants in the qualified defined benefit pension plan were given a one-time irrevocable election to continue participating in the traditional plan design, for which benefits were based on years of service and the participant’s final compensation (as defined), or to begin participating in the new cash balance plan design.  All employees who participate in the plan after December 1, 2002 automatically participate in the cash balance plan design.  The interest credits under the cash balance plan are based on the 30-year U.S. Treasury rate in effect for November of the prior year.  The service credits under the cash balance plan are equal to 6.0% of eligible salaries for employees who become participants on or after January 1, 2003.  For employees in the plan prior to January 1, 2003, the service credits are scaled based on the age of the participant, and range from 6.0% to 12.0%.  The funding policy is to contribute up to the maximum amount that can be deducted for federal income tax purposes and to make all payments required under ERISA.  Arrow also maintains a supplemental non-qualified unfunded retirement plan to provide eligible employees of Arrow and its subsidiaries with benefits in excess of qualified plan limits imposed by federal tax law.
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

The following tables provide the components of net periodic benefit costs for the three- and six-month periods ended June 30, 2019 and 2018.

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended June 30, 2019:
Service Cost [1]	$365	$65	$31
Interest Cost [2]	343	56	93
Expected Return on Plan Assets [2]	(761)	—	—
Amortization of Prior Service Cost [2]	18	13	26
Amortization of Net Loss [2]	154	30	(5)
Net Periodic Cost	$119	$164	$145

Plan Contributions During the Period	$—	$117	$54

For the Three Months Ended June 30, 2018:
Service Cost [1]	$431	$196	$35
Interest Cost [2]	274	54	68
Expected Return on Plan Assets [2]	(896)	—	—
Amortization of Prior Service (Credit) Cost [2]	(13)	15	53
Amortization of Net Loss [2]	64	33	6
Net Periodic (Benefit) Cost	$(140)	$298	$162

Plan Contributions During the Period	$—	$117	$102

# 33

Net Periodic Benefit Cost
For the Six Months Ended June 30, 2019:
Service Cost [1]	$764	$162	$61
Interest Cost [2]	740	108	182
Expected Return on Plan Assets [2]	(1,531)	—	—
Amortization of Prior Service (Credit) Cost [2]	35	27	51
Amortization of Net Loss [2]	307	57	(22)
Net Periodic (Benefit) Cost	$315	$354	$272

Plan Contributions During the Period	$—	$233	$91

Estimated Future Contributions in the Current Fiscal Year	$—	$—	$—

For the Six Months Ended June 30, 2018:
Service Cost [1]	$779	$207	$68
Interest Cost [2]	799	104	167
Expected Return on Plan Assets [2]	(1,681)	—	—
Amortization of Prior Service (Credit) Cost [2]	(25)	29	50
Amortization of Net Loss [2]	97	66	—
Net Periodic (Benefit) Cost	$(31)	$406	$285

Plan Contributions During the Period	$—	$233	$119

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

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended June 30, 2019 and 2018.  All share and per share amounts have been adjusted for the September 27, 2018, 3% stock dividend.

Earnings Per Share
	Quarterly Period Ended:		Year-to-Date Period Ended:
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Earnings Per Share - Basic:
Net Income	$8,934	$9,730	$17,668	$18,261
Weighted Average Shares - Basic	14,487	14,394	14,478	14,374
Earnings Per Share - Basic	$0.62	$0.68	$1.22	$1.27

Earnings Per Share - Diluted:
Net Income	$8,934	$9,730	$17,668	$18,261
Weighted Average Shares - Basic	14,487	14,394	14,478	14,374
Dilutive Average Shares Attributable to Stock Options	40	86	45	85
Weighted Average Shares - Diluted	14,527	14,480	14,523	14,459
Earnings Per Share - Diluted	$0.62	$0.67	$1.22	$1.26

# 34

Note 9.    FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2019, December 31, 2018 and June 30, 2018 were securities available-for-sale and equity securities . Arrow held no securities or liabilities for trading on such dates.
The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
June 30, 2019
Securities Available-for Sale:
U.S. Government & Agency Obligations	$17,524	$—	$17,524	$—
State and Municipal Obligations	967	—	967	—
Mortgage-Backed Securities	266,587	—	266,587	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	285,878	—	285,878	—
Equity Securities	1,850	—	1,850	—
Total Securities Measured on a Recurring Basis	$287,728	$—	$287,728	$—
December 31, 2018
Securities Available-for Sale:
U.S. Government & Agency Obligations	$46,765	$—	$46,765	$—
State and Municipal Obligations	1,195	—	1,195	—
Mortgage-Backed Securities	268,775	—	268,775	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	317,535		317,535
Equity Securities	1,774	—	1,774	—
Total Securities Measured on a Recurring Basis	$319,309	$—	$319,309	$—
June 30, 2018
Securities Available-for Sale:
U.S. Government & Agency Obligations	$59,615	$—	$59,615	$—
State and Municipal Obligations	3,383	—	3,383	—
Mortgage-Backed Securities	261,589	—	261,589	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	325,387		325,387
Equity Securities	1,802	—	1,802	—
Total Securities Measured on a Recurring Basis	$327,189	$—	$327,189	$—

# 35

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
June 30, 2019
Collateral Dependent Impaired Loans	$37	$—	$—	$37
Other Real Estate Owned and Repossessed Assets, Net	1,373	—	—	1,373	(164)
December 31, 2018
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	1,260	—	—	1,260	(132)
June 30, 2018
Collateral Dependent Impaired Loans	$747	$—	$—	$747
Other Real Estate Owned and Repossessed Assets, Net	1,487	—	—	1,487	(85)

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

The Company determined that the previously reported U.S. Government & Agency Obligations of $59.6 million were incorrectly classified as Level 1 securities, instead of the correct classification as Level 2 securities. The Company corrected the fair value leveling disclosure to reflect the correction of this classification in the quarter ended June 30, 2018. This error had no impact on the fair value of U.S. Government & Agency Obligations or the total securities available-for-sale.
There were no transfers between Levels 1, 2 and 3 for the three months ended June 30, 2019, December 31, 2018 and June 30, 2018.

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at June 30, 2019, December 31, 2018 and June 30, 2018.

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

# 36

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

# 37

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Cash and Cash Equivalents	$62,695	$62,695	$62,695	$—	$—
Securities Available-for-Sale	285,878	285,878	—	285,878	—
Securities Held-to-Maturity	262,541	266,068	—	266,068	—
Equity Securities	1,850	1,850	—	1,850	—
Federal Home Loan Bank and Federal Reserve Bank Stock	8,202	8,202	—	8,202	—
Net Loans	2,259,613	2,218,244	—	—	2,218,244
Accrued Interest Receivable	7,491	7,491	—	7,491	—
Deposits	2,503,753	2,499,849	—	2,499,849	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	51,149	51,149	—	51,149	—
Federal Home Loan Bank Overnight Advances	83,000	83,000	—	83,000	—
Federal Home Loan Bank Term Advances	30,000	29,943	—	29,943	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	1,187	1,187	—	1,187	—

December 31, 2018
Cash and Cash Equivalents	$84,239	$84,239	$84,239	$—	$—
Securities Available-for-Sale	317,535	317,535	—	317,535	—
Securities Held-to-Maturity	283,476	280,338	—	280,338	—
Equity Securities	1,774	1,774		1,774
Federal Home Loan Bank and Federal Reserve Bank Stock	15,506	15,506	—	15,506	—
Net Loans	2,176,019	2,114,372	—	—	2,114,372
Accrued Interest Receivable	7,035	7,035	—	7,035	—
Deposits	2,345,584	2,338,410	—	2,338,410	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	54,659	54,659	—	54,659	—
Federal Home Loan Bank Overnight Advances	234,000	234,000	—	234,000	—
Federal Home Loan Bank Term Advances	45,000	44,652	—	44,652	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	570	570	—	570	—

June 30, 2018
Cash and Cash Equivalents	$60,741	$60,741	$60,741	$—	$—
Securities Available-for-Sale	325,387	325,387	—	325,387	—
Securities Held-to-Maturity	297,885	292,605	—	292,605	—
Equity Securities	1,802	1,802	—	1,802
Federal Home Loan Bank and Federal Reserve Bank Stock	11,089	11,089	—	11,089	—
Net Loans	2,038,222	1,971,756	—	—	1,971,756

# 38

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Accrued Interest Receivable	6,729	6,729	—	6,729	—
Deposits	2,304,781	2,295,796	—	2,295,796	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	60,248	60,248	—	60,248	—
Federal Home Loan Bank Overnight Advances	136,000	136,000	—	136,000	—
Federal Home Loan Bank Term Advances	45,000	44,495	—	44,495	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	540	540	—	540	—

# 39

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

The following includes quantitative data related to the Company's leases as of and for the six months ended June 30, 2019:

Finance Lease Amounts:	Classification
Right-of-use Assets	Premises and Equipment, Net	$5,226
Lease Liabilities	Finance Leases	5,270

Operating Lease Amounts:
Right-of-use Assets	Other Assets	$5,859
Lease Liabilities	Other Liabilities	5,918

Lease Cost:
Finance Lease Cost:
Amortization of Right-of-use assets		$44
Interest on Lease Liabilities		43
Operating Lease Cost		366
Short-term Lease Cost		56
Variable Lease Cost		95
Total Lease Cost		$604

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$43
Operating Outgoing Cash Flows From Operating Leases		355
Financing Outgoing Cash Flows From Finance Leases		12
Right-of-use Assets Obtained In Exchange For New Finance Lease Liabilities		5,271
Right-of-use Assets Obtained In Exchange For New Operating Lease Liabilities		6,147
Weighted-average Remaining Lease Term—Finance Leases (Yrs.)		31.29
Weighted-average Remaining Lease Term—Operating Leases (Yrs.)		14.07
Weighted-average Discount Rate—Finance Leases %		3.75%
Weighted-average Discount Rate—Operating Leases %		3.47%

# 40

Future Lease Payments at June 30, 2019 are as follows:

	Operating Leases	Financing Leases
Twelve Months Ended:
6/30/2020	$811	$186
6/30/2021	735	233
6/30/2022	604	242
6/30/2023	529	243
6/30/2024	530	244
Thereafter	4,373	8,323
Total Undiscounted Cash Flows	$7,582	$9,471

Less: Net Present Value Adjustment	1,664	4,201

Lease Liability	$5,918	$5,270

Arrow adopted ASU 2016-02 using a modified retrospective adoption at January 1, 2019 as discussed in Note 1. The following disclosure is provided for the period prior to the adoption.
Future minimum lease payments on operating leases at December 31, 2018 were as follows:

Operating Leases
2019	$857
2020	626
2021	497
2022	357
2023	286
2024 and beyond	2,776
Total Minimum Lease Payments	$5,399

# 41

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Arrow Financial Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of income, comprehensive income and changes in stockholders’ equity for the three-month and six-month periods ended June 30, 2019 and 2018, the related consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
August 5, 2019

# 42

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2019

NOTE ON TERMINOLOGY
In this Quarterly Report on Form 10-Q (this Report), the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Form 10-Q, our performance is compared with that of our "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 60 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s "Bank Holding Company Performance Report" for March 31, 2019 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

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

FORWARD LOOKING STATEMENTS
This Report on Form 10-Q contains statements that are not historical in nature but rather are based on our beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "continue," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include statements regarding the Company's asset quality, the level of allowance for loan losses, the sufficiency of liquidity sources, interest rate change exposure, changes in accounting standards, and the Company's tax plans and strategies. Some of these statements, such as those included in the interest rate sensitivity analysis in Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. Other forward-looking statements are based on our general perceptions of market conditions and trends in business activity, both our own and in the banking industry generally, as well as current management strategies for future operations and development.
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

# 43

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

# 44

Arrow Financial Corporation Selected Quarterly Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
Net Income	$8,934	$8,734	$8,758	$9,260	$9,730
Transactions in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	—	57	(106)	85	166

Share and Per Share Data:(1)
Period End Shares Outstanding	14,513	14,474	14,472	14,441	14,424
Basic Average Shares Outstanding	14,487	14,469	14,451	14,431	14,394
Diluted Average Shares Outstanding	14,527	14,520	14,514	14,520	14,480
Basic Earnings Per Share	$0.62	$0.60	$0.61	$0.64	$0.68
Diluted Earnings Per Share	0.62	0.60	0.60	0.64	0.67
Cash Dividend Per Share	0.260	0.260	0.260	0.252	0.243

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$25,107	$26,163	$34,782	$30,522	$28,543
Investment Securities	584,679	611,161	637,341	636,847	647,913
Loans	2,255,299	2,210,642	2,160,435	2,089,651	2,026,598
Deposits	2,436,290	2,347,985	2,347,231	2,279,709	2,325,202
Other Borrowed Funds	250,283	327,138	315,172	314,304	219,737
Stockholders’ Equity	280,247	272,864	268,503	263,139	256,358
Total Assets	2,997,458	2,977,056	2,954,029	2,879,854	2,823,061
Return on Average Assets, annualized	1.20%	1.19%	1.18%	1.28%	1.38%
Return on Average Equity, annualized	12.79%	12.98%	12.94%	13.96%	15.22%
Return on Average Tangible Equity, annualized (2)	13.96%	14.22%	14.20%	15.36%	16.80%
Average Earning Assets	$2,865,085	$2,847,966	$2,832,558	$2,757,020	$2,703,054
Average Paying Liabilities	2,235,462	2,224,403	2,189,233	2,110,924	2,100,085
Interest Income	27,227	26,213	26,000	24,495	23,590
Tax-Equivalent Adjustment (3)	376	373	376	376	468
Interest Income, Tax-Equivalent (3)	27,603	26,586	26,376	24,871	24,058
Interest Expense	5,520	5,092	4,343	3,498	2,628
Net Interest Income	21,707	21,121	21,657	20,997	20,962
Net Interest Income, Tax-Equivalent (3)	22,083	21,494	22,033	21,373	21,430
Net Interest Margin, annualized	3.04%	3.01%	3.03%	3.02%	3.11%
Net Interest Margin, Tax Equivalent, annualized (3)	3.09%	3.06%	3.09%	3.08%	3.18%

Efficiency Ratio Calculation: (4)
Noninterest Expense	$16,908	$16,652	$16,881	$16,026	$16,192
Less: Intangible Asset Amortization	44	79	65	65	66
Net Noninterest Expense	$16,864	$16,573	$16,816	$15,961	$16,126
Net Interest Income, Tax-Equivalent (3)	$22,083	$21,494	$22,033	$21,373	$21,430
Noninterest Income	6,896	6,887	6,799	7,350	7,911
Less: Net Changes in Fair Value of Equity Invest.	—	76	(142)	114	223
Net Gross Income	$28,979	$28,305	$28,974	$28,609	$29,118
Efficiency Ratio (4)	58.19%	58.55%	58.04%	55.79%	55.38%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$284,649	$276,609	$269,584	$264,810	$259,488
Book Value per Share (1)	19.61	19.11	18.63	18.34	17.99
Goodwill and Other Intangible Assets, net	23,603	23,650	23,725	23,827	23,933
Tangible Book Value per Share (1,2)	17.99	17.48	16.99	16.69	16.33

Capital Ratios:(5)
Tier 1 Leverage Ratio	9.88%	9.73%	9.61%	9.67%	9.65%
Common Equity Tier 1 Capital Ratio	12.99%	12.98%	12.89%	12.89%	13.01%
Tier 1 Risk-Based Capital Ratio	13.93%	13.95%	13.87%	13.90%	14.04%
Total Risk-Based Capital Ratio	14.91%	14.93%	14.86%	14.90%	15.06%
Assets Under Trust Admin. & Investment Mgmt.	$1,496,966	$1,483,259	$1,385,752	$1,551,289	$1,479,753

# 45

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 27, 2018, 3% stock dividend.

2.
Non-GAAP Financial Measures Reconciliation: Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 44.

		6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
	Total Stockholders' Equity (GAAP)	$284,649	$276,609	$269,584	$264,810	$259,488
	Less: Goodwill and Other Intangible assets, net	23,603	23,650	23,725	23,827	23,933
	Tangible Equity (Non-GAAP)	$261,046	$252,959	$245,859	$240,983	$235,555

	Period End Shares Outstanding	14,513	14,474	14,472	14,441	14,424
	Tangible Book Value per Share (Non-GAAP)	$17.99	$17.48	$16.99	$16.69	$16.33
	Net Income	8,934	8,734	8,758	9,260	9,730
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	13.96%	14.22%	14.20%	15.36%	16.80%

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 44.

		6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
	Interest Income (GAAP)	$27,227	$26,213	$26,000	$24,495	$23,590
	Add: Tax-Equivalent adjustment (Non-GAAP)	376	373	376	376	468
	Interest Income - Tax Equivalent (Non-GAAP)	$27,603	$26,586	$26,376	$24,871	$24,058
	Net Interest Income (GAAP)	$21,707	$21,121	$21,657	$20,997	$20,962
	Add: Tax-Equivalent adjustment (Non-GAAP)	376	373	376	376	468
	Net Interest Income - Tax Equivalent (Non-GAAP)	$22,083	$21,494	$22,033	$21,373	$21,430
	Average Earning Assets	$2,865,085	$2,847,966	$2,832,558	$2,757,020	$2,703,054
	Net Interest Margin (Non-GAAP)*	3.09%	3.06%	3.09%	3.08%	3.18%

4.
Non-GAAP Financial Measures: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. We believe the efficiency ratio provides investors with information that is useful in understanding our financial performance. We define our efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 44.

5.
For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. All prior quarters reflect actual results. The June 30, 2019 CET1 ratio listed in the tables (i.e., 12.99%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
	Total Risk Weighted Assets	$2,121,541	$2,075,115	$2,046,495	$1,999,849	$1,934,890
	Common Equity Tier 1 Capital	275,528	269,363	263,863	257,852	251,666
	Common Equity Tier 1 Capital Ratio	12.99%	12.98%	12.89%	12.89%	13.01%

     * Quarterly ratios have been annualized.

# 46

Arrow Financial Corporation Selected Year-to-Date Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Six Months Ended	6/30/2019	6/30/2018
Net Income	$17,668	$18,261
Transactions Recorded in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	57	179

Share and Per Share Data:(1)
Period End Shares Outstanding	14,513	14,424
Basic Average Shares Outstanding	14,478	14,374
Diluted Average Shares Outstanding	14,523	14,459
Basic Earnings Per Share	$1.22	$1.27
Diluted Earnings Per Share	1.22	1.26
Cash Dividend Per Share	0.52	0.49

Selected Year-to-Date Average Balances:
Interest-Bearing Deposits at Banks	$25,632	$28,262
Investment Securities	597,847	645,193
Loans	2,233,094	1,999,072
Deposits	2,392,381	2,315,523
Other Borrowed Funds	288,498	202,272
Stockholders’ Equity	276,576	253,749
Total Assets	2,987,313	2,793,551
Return on Average Assets, annualized	1.19%	1.32%
Return on Average Equity, annualized	12.88%	14.51%
Return on Average Tangible Equity, annualized (2)	14.09%	16.03%
Average Earning Assets	2,856,573	2,672,527
Average Paying Liabilities	2,229,963	2,075,510
Interest Income	53,440	46,008
Tax-Equivalent Adjustment (3)	748	959
Interest Income, Tax-Equivalent (3)	54,188	46,967
Interest Expense	10,612	4,644
Net Interest Income	42,828	41,364
Net Interest Income, Tax-Equivalent (3)	43,576	42,322
Net Interest Margin, annualized	3.02%	3.12%
Net Interest Margin, Tax Equivalent, annualized (3)	3.08%	3.19%

Efficiency Ratio Calculation: (4)
Noninterest Expense	$33,560	$32,148
Less: Intangible Asset Amortization	124	132
Net Noninterest Expense	33,436	32,016
Net Interest Income, Tax-Equivalent (3)	43,576	42,323
Noninterest Income	13,783	14,800
Less: Net Changes in Fair Value of Equity Securities	76	241
Net Gross Income	57,283	56,882
Efficiency Ratio (4)	58.37%	56.28%

# 47

Arrow Financial Corporation
Selected Year-to-Date Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 27, 2018, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 44.

		6/30/2019	6/30/2018
	Total Stockholders' Equity (GAAP)	$284,649	$259,488
	Less: Goodwill and Other Intangible assets, net	23,603	23,933
	Tangible Equity (Non-GAAP)	$261,046	$235,555

	Period End Shares Outstanding	14,513	14,424
	Tangible Book Value per Share (Non-GAAP)	$17.99	$16.33
	Net Income	17,668	18,261
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	14.09%	16.03%

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 44.

		6/30/2019	6/30/2018
	Interest Income (GAAP)	$53,440	$46,008
	Add: Tax-Equivalent adjustment (Non-GAAP)	$748	$959
	Net Interest Income - Tax Equivalent (Non-GAAP)	$54,188	$46,967
	Net Interest Income (GAAP)	$42,828	$41,364
	Add: Tax-Equivalent adjustment (Non-GAAP)	748	959
	Net Interest Income - Tax Equivalent (Non-GAAP)	$43,576	$42,323
	Average Earning Assets	$2,856,573	$2,672,527
	Net Interest Margin (Non-GAAP)*	3.08%	3.19%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. We believe the efficiency ratio provides investors with information that is useful in understanding our financial performance. We define our efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). See "Use of Non-GAAP Financial Measures" on page 44.

* Year-to-date ratios have been annualized.

# 48

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Quarter Ended June 30:	2019			2018
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$25,107	$195	3.12%	$28,543	$158	2.22%
Investment Securities:
Fully Taxable	354,383	2,284	2.59	376,253	2,048	2.18
Exempt from Federal Taxes	230,296	1,228	2.14	271,660	1,475	2.18
Loans	2,255,299	23,520	4.18	2,026,598	19,909	3.94
Total Earning Assets	2,865,085	27,227	3.81	2,703,054	23,590	3.50
Allowance for Loan Losses	(20,326)			(19,065)
Cash and Due From Banks	33,158			34,935
Other Assets	119,541			104,137
Total Assets	$2,997,458			$2,823,061
Deposits:
Interest-Bearing Checking Accounts	$733,327	453	0.25	$866,996	388	0.18
Savings Deposits	879,026	2,008	0.92	750,352	711	0.38
Time Deposits of $250,000 or More	97,703	515	2.11	96,580	328	1.36
Other Time Deposits	272,104	1,131	1.67	166,420	282	0.68
Total Interest-Bearing Deposits	1,982,160	4,107	0.83	1,880,348	1,709	0.36
Short-Term Borrowings	199,404	977	1.97	154,737	465	1.21
FHLBNY Term Advances & Other Long-Term Debt	50,879	408	3.22	65,000	454	2.80
Finance Leases	3,019	28	3.72	—	—	—
Total Interest-Bearing Liabilities	2,235,462	5,520	0.99	2,100,085	2,628	0.50
Noninterest-bearing deposits	454,130			444,854
Other Liabilities	27,619			21,764
Total Liabilities	2,717,211			2,566,703
Stockholders’ Equity	280,247			256,358
Total Liabilities and Stockholders’ Equity	$2,997,458			$2,823,061
Net Interest Income		$21,707			$20,962
Net Interest Spread			2.82%			3.00%
Net Interest Margin			3.04%			3.11%

# 49

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Six Months Ended June 30:	2019			2018
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$25,632	$390	3.07%	$28,262	$292	2.08%
Investment Securities:
Fully Taxable	366,186	4,653	2.56	368,126	3,941	2.16
Exempt from Federal Taxes	231,661	2,474	2.15	277,067	3,008	2.19
Loans	2,233,094	45,923	4.15	1,999,072	38,767	3.91
Total Earning Assets	2,856,573	53,440	3.77	2,672,527	46,008	3.47
Allowance for Loan Losses	(20,218)			(18,795)
Cash and Due From Banks	34,136			35,270
Other Assets	116,822			104,547
Total Assets	$2,987,313			$2,793,549
Deposits:
Interest-Bearing Checking Accounts	$750,744	935	0.25	$890,426	775	0.18
Savings Deposits	856,554	3,609	0.85	737,080	1,233	0.34
Time Deposits of $250,000 or More	88,575	911	2.07	80,085	532	1.34
Other Time Deposits	242,608	1,844	1.53	165,647	541	0.66
Total Interest-Bearing Deposits	1,938,481	7,299	0.76	1,873,238	3,081	0.33
Short-Term Borrowings	231,758	2,399	2.09	133,405	661	1.00
FHLBNY Term Advances and Other Long-Term Debt	56,740	871	3.10	68,867	902	2.64
Finance Leases	2,984	43	3.72	—	—	—
Total Interest-Bearing Liabilities	2,229,963	10,612	0.96	2,075,510	4,644	0.45
Noninterest-bearing deposits	453,900			442,285
Other Liabilities	26,875			22,005
Total Liabilities	2,710,738			2,539,800
Stockholders’ Equity	276,576			253,749
Total Liabilities and Stockholders’ Equity	$2,987,313			$2,793,549
Net Interest Income		$42,828			$41,364
Net Interest Spread			2.81%			3.02%
Net Interest Margin			3.02%			3.12%

# 50

OVERVIEW

The following discussion and analysis focuses on and reviews our results of operations for the three month period ended June 30, 2019 and our financial condition as of June 30, 2019 and 2018.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of Q2 2019 Financial Results: Net income was $8.9 million for the second quarter of 2019, a decrease of $796 thousand, or 8.2%, over net income for the second quarter of 2018. Diluted earnings per share (EPS) for the quarter was $0.62, a decrease of 7.5% from the EPS of $0.67 reported for the second quarter of 2018. Return on average equity (ROE) for the second quarter of 2019 decreased to 12.79%, as compared to a ROE of 15.22% for the second quarter ended June 30, 2018. Return on average assets (ROA) for the 2019 second quarter was 1.20%, a decrease from an ROA of 1.38% for the second quarter ended June 30, 2018.
Factors contributing to the results for the current quarter compared to the prior year comparable quarter are as follows:
Net interest income increased 3.6% to $21.7 million, driven by the $3.6 million increase in total interest and dividend income resulting from continued strong loan growth. The net interest margin was 3.04% for the quarter, compared to 3.11% for the second quarter of 2018. The decrease in net interest margin was primarily due to the $2.9 million increase in interest expense. This increase was the result of a 3.8% growth in deposits and higher rates paid on savings, time deposits and other borrowings due to higher short-term market interest rates. Noninterest income for the three-month period ended June 30, 2019, was $6.9 million, compared to $7.9 million for the comparable 2018 quarter. Revenue generated from the wealth management and insurance segments declined as a result of several factors including large estate settlements in 2018 as well as other market and competitive factors. Total noninterest income represented 24.1% of total revenues in the second quarter of 2019 compared to 27.4% for the same period of 2018.
Noninterest expense for the second quarter of 2019 increased 4.4% to $16.9 million, from $16.2 million for the second quarter of 2018. Technology and equipment expense increased $394 thousand and other operating expense increased $409 thousand from the comparable quarter in 2018.
The provision for income taxes was $2.3 million in both the second quarter of 2019 and 2018. The effective income tax rates for the three-month periods ended June 30, 2019 and 2018 were 20.5% and 19.3%, respectively.

The changes in net income, net interest income and net interest margin between the three-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 63.

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

Regulatory Capital and Increase in Stockholders' Equity: At June 30, 2019, we continued to exceed by a substantial amount all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels. At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules. Because of continued profitability and strong asset quality, our regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present. Pursuant to the Capital Rules under Dodd-Frank, required minimum regulatory capital levels for insured banks and their parent holding companies increased in 2019. Pursuant to Economic Growth Act, the federal bank regulators are required to implement a simplified community bank leverage ratio capital standard that may be applicable to Arrow and its subsidiary banks to allow them to satisfy all applicable capital and leverage requirements, including the currently applicable risk-based capital ratio requirements.  The implementation of the new community bank leverage ratio standards will be subject to the notice and comment procedures of rulemaking.  The Economic Growth Act does not impose a deadline for this rulemaking.  The federal bank regulators have issued a proposed rule to implement the "community bank leverage ratio", but that rule is not yet effective or final, and is subject to change. Upon effectiveness, the final rule may impact Arrow's capital options and requirements, although the potential impact of the final rule on Arrow will remain uncertain until the final rule is issued. Until the rule becomes final and effective, the enhanced Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow.
Stockholders’ equity was $284.6 million at June 30, 2019, an increase of $15.1 million, or 5.6%, from the December 31, 2018 level of $269.6 million, and an increase of $25.2 million, or 9.7%, from the prior-year level. The increase in stockholders' equity over the first six months of 2019 principally reflected the following factors: (i) $17.67 million of net income for the period, plus (ii) other comprehensive income of $4.16 million, plus (iii) issuance of $2.80 million of common stock through employee benefit and dividend reinvestment plans; reduced by (iv) cash dividends of $7.53 million; and (v) repurchases of common stock of $2.04 million. The components of the change in stockholders’ equity since year-end 2018 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 7, and are discussed in more detail in the next section.
At June 30, 2019, book value per share was $19.61, up by 9.0% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $17.99, an increase of $1.66, or 10.2%, over the level as of June 30, 2018. See the disclosure on page 44 related to the use of non-GAAP financial measures including tangible book value.

# 51

On June 30, 2019, the Company's closing stock price was $34.73, representing a trading multiple of 1.93 to tangible book value. In the second quarter of 2019, a quarterly cash dividend of $0.26 was paid. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 61.

Loan Quality: Net charge-offs for the second quarter of 2019 were $133 thousand as compared to $46 thousand for the comparable 2018 quarter. The ratio of net charge-offs to average loans (annualized) was 0.02% for the second quarter of 2019 compared to 0.01% for the second quarter of 2018. At June 30, 2019, the allowance for loan losses was $20.7 million representing 0.91% of total loans, which is a decrease from the June 30, 2018 ratio of 0.95%. The allowance was determined to be appropriate and reflects the continuing strong credit quality in the loan portfolio.
Nonperforming loans were $5.5 million at June 30, 2019, representing 0.24% of period-end loans, an increase from the June 30, 2018 ratio of 0.20%. The ratio continues to compare favorably with the weighted average ratio of the peer group of 0.64% at March 31, 2019.

Loan Segments: During the quarter ended June 30, 2019, total loans grew by $45.1 million, or 2.0% as compared to the balance at March 31, 2019. The largest increase was in consumer loans, which increased during the quarter by $32.2 million, or 4.3%. In addition, residential real estate loans expanded by $10.9 million, or 1.3% and the total commercial loan portfolio increased by $1.9 million, or 0.3%.

•
Commercial Loans: These loans comprised 6.1% of the total loan portfolio at period-end. The business sector in the Company's service area, including small- and mid-sized businesses with headquarters in our lending region, continued to be in reasonably good financial condition at period-end.

•
Commercial Real Estate Loans: These loans comprised 21.5% of the total loan portfolio at period-end. Commercial property values in the Company's region have remained stable in recent periods. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.

•
Consumer Loans: These loans (primarily automobile loans) comprised 34.2% of the total loan portfolio at period-end. Consumer automobile loans at June 30, 2019, were $772 million, or 99.1% of this portfolio segment. In the first six months of 2019, the Company did not experience any significant increase in the delinquency rate or in the percentage of nonperforming loans in this segment.

•
Residential Real Estate Loans: These loans, including home equity loans, made up 38.2% of the total loan portfolio at period-end. The residential real estate market in the Company's service area has been stable in recent periods. The Company originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. The Company typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions.

Liquidity and Access to Credit Markets: The Company has not experienced any liquidity problems or special concerns thus far in 2019, or at any time in our recent history. The terms of the Company's lines of credit with correspondent banks, the FHLBNY and the Federal Reserve Bank of New York have not changed significantly in recent periods (see the general liquidity discussion on page 62). Historically, the Company has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with a correspondent bank, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises, including a severe crisis.

Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in their litigation escrow account. On September 18, 2018, Visa issued a press release announcing that they and other defendants entered into a settlement agreement with class plaintiffs in the related litigation case, and they expect the damage class plaintiffs to file a motion for preliminary approval of the settlement with the court. If the settlement is approved and the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. At June 30, 2019, Glens Falls National held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, the Company does not recognize any economic value for these shares.

# 52

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	June 30, 2019	At Period-End December 31, 2018	June 30, 2018	$ Change From December	$ Change From June	% Change From December (not annualized)	% Change From June
Interest-Bearing Bank Balances	$28,045	$27,710	$22,189	$335	$5,856	1.2%	26.4%
Securities Available-for-Sale	285,878	317,535	325,387	(31,657)	(39,509)	(10.0)%	(12.1)%
Securities Held-to-Maturity	262,541	283,476	297,885	(20,935)	(35,344)	(7.4)%	(11.9)%
Equity Securities	1,850	1,774	1,802	76	48
Loans (1)	2,280,308	2,196,215	2,057,862	84,093	222,446	3.8%	10.8%
Allowance for Loan Losses	20,695	20,196	19,640	499	1,055	2.5%	5.4%
Earning Assets (1)	2,866,824	2,842,216	2,716,214	24,608	150,610	0.9%	5.5%
Total Assets	$3,005,750	$2,988,334	$2,845,171	$17,416	$160,579	0.6%	5.6%
Noninterest-Bearing Deposits	$467,179	$472,768	$467,048	$(5,589)	$131	(1.2)%	—%
Interest-Bearing Checking Accounts	741,395	790,781	861,959	(49,386)	(120,564)	(6.2)%	(14.0)%
Savings Deposits	908,642	818,048	735,217	90,594	173,425	11.1%	23.6%
Time Deposits over $250,000	97,220	73,583	70,950	23,637	26,270	32.1%	37.0%
Other Time Deposits	289,317	190,404	169,607	98,913	119,710	51.9%	70.6%
Total Deposits	$2,503,753	$2,345,584	$2,304,781	$158,169	$198,972	6.7%	8.6%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$51,149	$54,659	$60,248	$(3,510)	$(9,099)	(6.4)%	(15.1)%
FHLBNY Advances - Overnight	83,000	234,000	136,000	(151,000)	(53,000)	(64.5)%	(39.0)%
FHLBNY Advances - Term	30,000	45,000	45,000	(15,000)	(15,000)	(33.3)%	(33.3)%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	284,649	269,584	259,488	15,065	25,161	5.6%	9.7%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at June 30, 2019, was $2.3 billion, an increase of $84.1 million, or 3.8%, from the December 31, 2018 level and up by $222.4 million, or 10.8%, from the June 30, 2018 level. The following trends were experienced in our largest segments:

•
Commercial and commercial real estate loans: This segment of the loan portfolio increased by $7.2 million, or 1.2%, during the first six months of 2019, representing the continued demand for such loans.

•
Consumer loans (primarily automobile loans through indirect lending): As of June 30, 2019, these loans, primarily auto loans, increased by $59.5 million, or 8.3%, from the December 31, 2018 balance, reflecting a continuation of strong demand for new and used vehicles throughout our region-wide dealer network.

•
Residential real estate loans: This segment increased during the first six months of 2019 by $17.4 million, or 2.0%. Factors contributing to the segment growth include solid originations in the quarter and a reduction of prepayments for the first six months of 2019 as compared to the first six months of 2018.

Municipal Deposits: Fluctuations in balances of interest-bearing checking accounts are largely the result of timing and behavior of municipal deposits.  Municipal deposits on average represent 20% to 25% of total deposits. Municipal deposits are typically placed in interest-bearing checking, savings and various time deposit accounts.
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

# 53

Changes in Sources of Funds: Total deposits increased $158.2 million, or 6.7%, from December 31, 2018 to June 30, 2019 mainly due to the following: Other time deposits increased $98.9 million in 2019 mostly due to the acquisition of $84.5 million in brokered deposits as Arrow's subsidiary banks diversified funding at more favorable rates relative to FHLBNY overnight advances. Interest bearing checking accounts decreased $49.4 million from December 31, 2018 to June 30, 2019. Time deposits over $250,000 increased $23.6 million over the same period. The migration within our deposit offerings is largely due to certain municipal and non-municipal customers seeking a higher return on their deposit balances as a result of the rise in short-term interest rates. The addition of the brokered deposits contributed to the decrease in overnight FHLBNY advances by $151 million from December 31, 2018. At June 30, 2019, term advances from the FHLBNY were $30 million, reflecting the non-renewal of $15 million of advances that matured during 2019.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2018 to June 30, 2019 (in thousands).
The reduction in the portfolios on a combined basis during the period reflected the Company's continued strategy in recent years to reallocate earning assets from investment securities to higher yielding loans to maximize earning asset yields.

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	6/30/2019	12/31/2018	Change	6/30/2019	12/31/2018	Change
Securities Available-for-Sale:
U.S. Agency Securities	$17,524	$46,765	$(29,241)	$18	$(306)	$324
State and Municipal Obligations	967	1,195	(228)	2	2	—
Mortgage-Backed Securities	266,587	268,775	(2,188)	352	(4,452)	4,804
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Total	$285,878	$317,535	$(31,657)	$172	$(4,956)	$5,128

Securities Held-to-Maturity:
State and Municipal Obligations	$223,654	$233,359	$(9,705)	$3,125	$(2,423)	$5,548
Mortgage-Backed Securities	42,414	46,979	(4,565)	402	(715)	1,117
Total	$266,068	$280,338	$(14,270)	$3,527	$(3,138)	$6,665

Equity Securities	$1,850	$1,774	$76	$—	$—	$—

At June 30, 2019, the Company held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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

Other-Than-Temporary Impairment
Each quarter all investment securities with a fair value less than amortized cost are evaluated in the available-for-sale portfolio, the held-to-maturity portfolio and the equity securities portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first six months of 2019.
Change in Net Unrealized Securities Gains (Losses): Nearly all of the change in our net unrealized gains or losses during recent periods has been attributable to changes in the market yields during the periods in question, with no change in the credit-worthiness of the issuers.

# 54

Investment Sales, Purchases and Maturities
We had no sales of investment securities within the six-month periods ended June 30, 2019 or 2018.

Investment yields in the debt markets experienced some volatility in 2018 and the first six months of 2019. The Company regularly reviews its interest rate risk position along with security holdings to evaluate if market opportunities have arisen that may present an opportunity to reposition certain securities available-for-sale to enhance portfolio performance.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the three and six-month periods ended June 30, 2019 and 2018, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Six Months Ended
Purchases:	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Available-for-Sale Portfolio
State and Municipal Obligations	$15,390	$36,619	$15,390	$56,598

Maturities & Calls	$30,425	$15,655	$51,686	$25,035

	Three Months Ended		Six Months Ended
Purchases:	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Held-to-Maturity Portfolio
State and Municipal Obligations	$638	$1,184	$2,095	$2,105

Maturities & Calls	$17,289	$33,157	$22,608	$39,616

Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type. For purposes of the following tables only, Home Equity loans have been separately disclosed from Residential Real Estate loans (they are otherwise included in a single category in this Report). Commercial and Commercial Real Estate loans have been combined into a single category (they are treated as separate categories in other sections of this Report). Over the last five quarters, the average balances for Commercial and Commercial Real Estate, Residential Real Estate and Consumer Loans have steadily increased, although at different rates. Average balances for Home Equity loans have shown a slight contraction in recent quarters.

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
Commercial and Commercial Real Estate	$627,634	$624,058	$609,343	$590,254	$583,004
Consumer Loans	762,911	733,154	706,849	678,048	644,274
Residential Real Estate	739,667	725,274	712,274	686,705	662,139
Home Equity	125,087	128,156	131,969	134,644	137,182
Total Loans	$2,255,299	$2,210,642	$2,160,435	$2,089,651	$2,026,599

Percentage of Total Quarterly Average Loans

	Quarter Ended
	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
Commercial and Commercial Real Estate	27.9%	28.2%	28.2%	28.2%	28.7%
Consumer Loans	33.8	33.2	32.7	32.5	31.8
Residential Real Estate	32.8	32.8	33.0	32.9	32.7
Home Equity	5.5	5.8	6.1	6.4	6.8
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

# 55

Maintenance of High Quality in the Loan Portfolio: In the first six months of 2019, there were no significant fluctuations in the quality of the loan portfolio or any segment thereof. In general, residential real estate loans have historically been underwritten to secondary market standards for prime loans and the Company has not engaged in subprime mortgage lending as a business line. Similarly, high underwriting standards have generally been applied to commercial and commercial real estate lending operations and generally in the indirect lending program as well. The Company occasionally makes loans, including indirect loans, to borrowers having FICO scores below the highest credit quality classifications. The Company has also made extensions of credit to existing borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

Commercial Loans and Commercial Real Estate Loans: For the first six months of 2019, combined commercial and commercial real estate loan originations continued to increase.
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

Consumer Loans: At June 30, 2019, consumer loans (primarily automobile loans originated through dealerships located primarily in upstate New York and Vermont) continues to be a significant component of business comprising more than a third of the total loan portfolio.
New consumer loan volume for the first six months of 2019 remained strong, at $210.4 million, up from the $188.8 million originated in the first six months of 2018. As a result of these originations, the quarterly average balance of our consumer loan portfolio at June 30, 2019 grew by $56.1 million, or 7.9%, from our quarterly average balance at December 31, 2018.
For credit quality purposes, the Company assigns potential automobile loan customers into one of four tiers, ranging from lower to higher quality in terms of anticipated credit risk. The Company's experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually prior to the loan being funded. The Company believes that this disciplined approach to evaluating risk has contributed to maintaining the strong loan quality in this portfolio. However, if weakness in auto demand returns, the portfolio is likely to experience limited, if any, overall growth regardless of whether the auto company affiliates are offering highly-subsidized loans. If demand levels off or declines, the financial performance in this important loan category may be negatively impacted. In addition, the Company may sell a portion of the indirect loan portfolio if market conditions are favorable. Also, if the local economy in our consumer lending areas were to experience a significant downturn, the quality of our consumer loan portfolio may also be negatively impacted.

Residential Real Estate Loans: In recent years, residential real estate loans, including home equity loans, have represented the largest category of the total loan portfolio. Gross originations for residential real estate loans (including refinancings of mortgage loans) for the first six months of 2019 were $55.8 million. Origination totals exceeded the sum of cash flows received from borrowers in the second quarter and the Company has also sold portions of these originations in the secondary market. In the first six months of 2019, the Company sold $9.6 million, or 17.2%, of originations. In the first six months of 2018, $2.1 million, or 3.2%, of originations were sold. The Company expects to continue to sell a portion of mortgage loan originations in upcoming periods if market conditions warrant. At some point, it is possible that the Company may experience a decrease in outstanding loan balances in this segment of the loan portfolio. Additionally, if the local economy or real estate market should suffer a major downturn, the quality of the real estate portfolio may also be negatively impacted.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
Commercial and Commercial Real Estate	4.57%	4.46%	4.50%	4.42%	4.47%
Consumer Loans	3.89	3.68	3.64	3.52	3.44
Residential Real Estate	4.12	4.09	4.09	4.05	4.06
Home Equity	4.92	4.70	4.43	4.13	3.93
Total Loans	4.20	4.08	4.05	3.97	3.96

The average yield in the total loan portfolio during the second quarter of 2019 increased compared to the average yield during the second quarter of 2018. For the quarter, yields on all loan types increased in comparison to the comparable quarter of 2018 with the largest increase being in the home equity portfolio mainly because many of these loans have a variable rate tied to the prime rate.

# 56

Deposit Trends
The following tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. Savings and time deposits have increased each quarter from the third quarter of 2018 through the second quarter of 2019, as a result of the migration to higher yielding deposit accounts due to the rise in short-term market rates. The volatility in interest-bearing checking account balances was mainly the result of the decline in municipal deposits. The increase in Other Time Deposits in 2019 was largely due to $84.5 million in brokered deposits the Company acquired to diversify its source of funds at more favorable rates as compared to FHLBNY overnight advances.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
Noninterest-bearing deposits	$454,130	$453,668	$473,170	$483,089	$444,854
Interest-Bearing Checking Accounts	733,327	768,354	817,788	801,193	866,996
Savings Deposits	879,026	833,832	793,299	744,808	750,352
Time Deposits over $250,000	97,703	79,346	76,640	75,888	96,580
Other Time Deposits	272,104	212,785	186,334	174,731	166,420
Total Deposits	$2,436,290	$2,347,985	$2,347,231	$2,279,709	$2,325,202

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
Noninterest-bearing deposits	18.6%	19.3%	20.2%	21.2%	19.1%
Interest-Bearing Checking Accounts	30.1	32.7	34.8	35.1	37.3
Savings Deposits	36.1	35.5	33.8	32.6	32.3
Time Deposits over $250,000	4.0	3.4	3.3	3.3	4.2
Other Time Deposits	11.2	9.1	7.9	7.7	7.2
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.25	0.25	0.22	0.19	0.18
Savings Deposits	0.92	0.78	0.66	0.48	0.38
Time Deposits over $250,000	2.11	2.02	1.81	1.57	1.36
Other Time Deposits	1.67	1.36	1.08	0.84	0.68
Total Deposits	0.68	0.55	0.45	0.34	0.29

During the quarter ended June 30, 2019, the total cost of deposits continued to increase consistent with market rates, including the cost of savings deposits and both categories of time deposits. In the current rate environment, savings and time deposit customers continue to seek a higher rate of return. Although the Company is unable to predict at this time what the short- or long-term effect of the Federal Reserve’s interest rate policy may be, market indicators anticipate a decline in short-term rates through the remainder of 2019. The Company is confident in its ability to manage through a variety of rate environments.

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
Arrow no longer relies on TRUPs as a source of new funds. As a result of the passage of Dodd-Frank in 2010 and its removal of Tier 1 regulatory capital treatment for TRUPs issued after Dodd-Frank's grandfathering date, the Company, like other banking organizations of Arrow's size or larger, have not issued any TRUPs since that date and are not likely to issue any TRUPs in the future. However, consistent with the grandfathering provision in Dodd-Frank, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of June 30, 2019 (i.e., our previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 60 of this Report. These trust preferred securities are subject to early redemption by the Company if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur. An example is any adverse change in tax laws that might deny the Company the ability to deduct interest paid on these obligations for federal income tax purposes.

# 57

ASSET QUALITY
The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
Loan Balances:
Period-End Loans	$2,280,308	$2,235,208	$2,196,215	$2,126,100	$2,057,862
Average Loans, Year-to-Date	2,233,094	2,210,642	2,062,575	2,029,597	1,999,072
Average Loans, Quarter-to-Date	2,255,299	2,210,642	2,160,435	2,089,651	2,026,598
Period-End Assets	3,005,750	2,984,883	2,988,334	2,953,220	2,845,171

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$20,196	$20,196	$18,586	$18,586	$18,586
Provision for Loan Losses, YTD	927	472	2,607	1,961	1,375
Loans Charged-off, YTD	(830)	(462)	(1,532)	(960)	(634)
Recoveries of Loans Previously Charged-off	402	167	535	416	313
Net Charge-offs, YTD	(428)	(295)	(997)	(544)	(321)
Allowance for Loan Losses, End of Period	$20,695	$20,373	$20,196	$20,003	$19,640

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$20,373	$20,196	$20,003	$19,640	$19,057
Provision for Loan Losses, QTD	455	472	646	586	629
Loans Charged-off, QTD	(368)	(462)	(573)	(325)	(264)
Recoveries of Loans Previously Charged-off	235	167	120	102	218
Net Charge-offs, QTD	(133)	(295)	(453)	(223)	(46)
Allowance for Loan Losses, End of Period	$20,695	$20,373	$20,196	$20,003	$19,640

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$4,949	$5,143	$4,159	$4,468	$3,880
Loans Past Due 90 or More Days and Still Accruing Interest	457	64	1,225	1,172	170
Restructured and in Compliance with Modified Terms	142	141	138	115	106
Total Nonperforming Loans	5,548	5,348	5,522	5,755	4,156
Repossessed Assets	115	123	130	47	76
Other Real Estate Owned	1,258	1,322	1,130	1,173	1,412
Total Nonperforming Assets	$6,921	$6,793	$6,782	$6,975	$5,644

Asset Quality Ratios:
Allowance to Nonperforming Loans	373.02%	380.95%	365.74%	347.58%	472.57%
Allowance to Period-End Loans	0.91%	0.91%	0.92%	0.94%	0.95%
Provision to Average Loans (Quarter) (1)	0.08%	0.09%	0.12%	0.11%	0.12%
Provision to Average Loans (YTD) (1)	0.08%	0.09%	0.13%	0.13%	0.14%
Net Charge-offs to Average Loans (Quarter) (1)	0.02%	0.05%	0.08%	0.04%	0.01%
Net Charge-offs to Average Loans (YTD) (1)	0.04%	0.05%	0.05%	0.04%	0.03%
Nonperforming Loans to Total Loans	0.24%	0.24%	0.25%	0.27%	0.20%
Nonperforming Assets to Total Assets	0.23%	0.23%	0.23%	0.24%	0.20%
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

# 58

In the second quarter of 2019, the Company made a $455 thousand provision for loan losses, compared to a provision of $629 thousand for the second quarter of 2018 and a provision of $472 thousand for the first quarter of 2019. The provision expense was largely driven by growth in outstanding loan balances. Additional items impacting the current quarter provision include changes to qualitative factors that reflect management’s view on current economic and market risks, and net charge-offs of $133 thousand. See Note 3 to the unaudited interim consolidated financial statements for a discussion on how the Company classifies credit quality indicators as well as the balance in each category.
The ratio of the allowance for loan losses to total loans was 0.91% at June 30, 2019, a decrease from 0.92% at December 31, 2018 and a decrease of 4 basis points from 0.95% at June 30, 2018.
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

Risk Elements
Nonperforming assets at June 30, 2019 amounted to $6.9 million, consistent with the December 31, 2018 total and an increase of $1.3 million, from June 30, 2018. For the three-month periods ended June 30, 2019 and 2018, ratios of nonperforming assets to total assets have remained below the average ratios for the peer group. (See page 43 for a discussion of the peer group.) At March 31, 2019, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.22%, well below the 0.60% ratio of the peer group at such date (the latest date for which peer group information is available). At June 30, 2019 the ratio is 0.23%, which is below the most recent ratio for the peer group.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	6/30/2019	12/31/2018	6/30/2018
Commercial Loans	$175	$170	$18
Commercial Real Estate Loans	—	108	—
Residential Real Estate Loans	1,482	2,190	2,014
Consumer Loans - Primarily Indirect Automobile	5,769	7,414	5,440
Total Loans Past Due 30-89 Days and Accruing Interest	$7,426	$9,882	$7,472

At June 30, 2019, the loans in the above-referenced category totaled $7.4 million, a decrease of $2.5 million, or 24.9%, from the $9.9 million of such loans at December 31, 2018. The June 30, 2019 total of non-current loans equaled 0.33% of loans then outstanding, compared to 0.45% at December 31, 2018 and 0.36% at June 30, 2018. The decrease from December 31, 2018 is primarily attributable to a decrease in delinquent automobile loans, which tend to reflect seasonally elevated levels in the second half of the year.
The number and dollar amount of performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of the loan portfolio. See the table of Credit Quality Indicators in Note 3 to the unaudited interim consolidated financial statements. The Company considers all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at June 30, 2019 was $32.9 million, down slightly from the dollar amount of such loans at December 31, 2018, when the amount was $35.0 million. These loans will continue to be closely monitored and the Company expects to collect all payments of contractual interest and principal in full on these classified loans. Total nonperforming assets at period-end increased by $1.3 million, or 22.6% from June 30, 2018.
The economy in the Company's market area has been relatively strong in recent years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in this market area as well, and ultimately on the loan portfolio, particularly the commercial and commercial real estate portfolio.
As of June 30, 2019, the Company held for sale three commercial properties in other real estate owned. The Company does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.
The Company does not currently anticipate significant increases in nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

# 59

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
On November 21, 2018, federal banking regulators issued a notice of proposed rulemaking under the Economic Growth Act that would set the threshold for the CBLR at greater than 9 percent, calculated as the ratio of “CBLR tangible equity” divided by “average total consolidated assets.” Based on the parameters of this proposed rulemaking, the CBLR for Arrow and both subsidiary banks is estimated to exceed the 9 percent threshold. However, the proposed rule is not yet effective or final, and the terms of the rule may change before becoming final. Upon effectiveness, the final rule may impact Arrow’s capital options and requirements, although the potential impact of the final rule on Arrow will remain uncertain until the final rule is issued.  Until the rules becomes effective and final, the Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow.

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
At June 30, 2019, Arrow's holding company and both of its subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

# 60

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow's holding company and two subsidiary banks, Glens Falls National and Saratoga National, under the current Capital Rules, as of June 30, 2019:

	Common	Tier 1	Total
	Equity	Risk-Based	Risk-Based	Tier 1
	Tier 1 Capital	Capital	Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Arrow Financial Corporation	12.99%	13.93%	14.91%	9.88%
Glens Falls National Bank & Trust Co.	13.54%	13.54%	14.54%	9.42%
Saratoga National Bank & Trust Co.	13.11%	13.11%	14.03%	9.96%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.500%	8.000%	10.000%	5.000%
Regulatory Minimum effective 1/1/2019	7.000%(1)	8.500%(1)	10.500%(1)	4.000%

(1) Including the fully phased-in 2.50% capital conservation buffer
At June 30, 2019, Arrow and its subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders' equity was $284.6 million at June 30, 2019, an increase of $15.1 million, or 5.6%, from December 31, 2018.  This increase was the result of net income for the period of $17.67 million; increases in book equity from various stock-based compensation and dividend reinvestment plans of $2.80 million; and other comprehensive income of $4.16 million. These increases to equity during the quarter were offset by a decrease related to cash dividends of $7.53 million and purchases of the Company's own common stock in the aggregate amount of $2.04 million under the Board-approved stock repurchase program described below.

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

Stock Repurchase Program: In January 2019, the Board of Directors approved a $5.0 million stock repurchase program (the 2019 Repurchase Program), under which management is authorized, in its discretion, to permit the Company to repurchase up to $5 million of shares of Arrow's common stock over the period from January 30, 2019 through December 31, 2019, in the open market or in privately negotiated transactions, to the extent management believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of shareholders. This 2019 Repurchase Program replaced a similar repurchase program which was in effect during 2018 (the 2018 program), which also authorized the repurchase of up to $5.0 million of shares of Arrow's common stock. As of June 30, 2019 approximately $1.1 million had been used under the 2019 Repurchase Program to repurchase Arrow shares. This total does not include repurchases of Arrow's Common Stock other than through its 2019 Repurchase Program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

# 61

Dividends: The Company's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past six quarters listed below represent actual sales transactions, as reported by NASDAQ. On July 31, 2019, the Board of Directors declared a 2019 third quarter cash dividend of $0.26 payable on September 13, 2019. Per share amounts in the following table have been restated for our September 27, 2018 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2018
First Quarter	$29.91	$34.53	$0.243
Second Quarter	31.89	37.23	0.243
Third Quarter	35.19	38.98	0.252
Fourth Quarter	30.45	37.55	0.260
2019
First Quarter	$30.46	$36.25	$0.260
Second Quarter	31.89	34.95	0.260

	Quarter Ended June 30,
	2019	2018
Cash Dividends Per Share	$0.260	$0.243
Diluted Earnings Per Share	0.62	0.67
Dividend Payout Ratio	41.94%	36.27%
Total Equity (in thousands)	284,649	$259,488
Shares Issued and Outstanding (in thousands)	14,513	14,424
Book Value Per Share	$19.61	$17.99
Intangible Assets (in thousands)	23,603	23,933
Tangible Book Value Per Share	$17.99	$16.33

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
The primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  The securities available-for-sale portfolio was $285.9 million at June 30, 2019, a decrease of $31.7 million, from the year-end 2018 level. Due to the potential for volatility in market values, the Company may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, the Company has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with three correspondent banks totaling $57 million which were not drawn on during the three months ended June 30, 2019.
To support the borrowing relationship with the FHLBNY, the Company has pledged collateral, including residential mortgage and home equity loans. At June 30, 2019, the Company had outstanding collateral obligations with the FHLBNY of $128 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $439 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At June 30, 2019, the balance of outstanding brokered deposits totaled $129.6 million. Also, the Company's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At June 30, 2019, the amount available under this facility was approximately $551 million, and there were no advances then outstanding.
The Company measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, the Company believes that the available liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At June 30, 2019, the basic liquidity ratio, including the FHLBNY collateralized borrowing capacity, was 13.4% of total assets, or $281 million in excess of the internally-set minimum target ratio of 4%.
Because of its consistently favorable credit quality and strong balance sheet, the Company did not experience any significant liquidity constraints in the six-month period ended June 30, 2019 and did not experience any such constraints in recent prior years. The Company has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

# 62

RESULTS OF OPERATIONS
Three Months Ended June 30, 2019 Compared With
Three Months Ended June 30, 2018

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	6/30/2019	6/30/2018	Change	% Change
Net Income	$8,934	$9,730	$(796)	(8.2)%
Diluted Earnings Per Share	0.62	0.67	(0.05)	(7.5)%
Return on Average Assets	1.20%	1.38%	(0.18)%	(13.0)%
Return on Average Equity	12.79%	15.22%	(2.43)%	(16.0)%

Net income was $8.9 million and diluted earnings per share (EPS) of $.62 for the second quarter of 2019, compared to net income of $9.7 million and diluted EPS of $.67 for the second quarter of 2018. Return on average assets (ROA) for the second quarter of 2019 was 1.20%, down from 1.38% in the second quarter of 2018. In addition, return on average equity (ROE) decreased to 12.79% for the second quarter of 2019, down from 15.22% in the second quarter of 2018.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Quarter Ended
	6/30/2019	6/30/2018	Change	% Change
Interest and Dividend Income (GAAP Basis)	$27,227	$23,590	$3,637	15.4%
Tax-Equivalent Adjustment	376	468	(92)	(19.7)%
Interest and Dividend Income (Tax-equivalent Basis) (2)	27,603	24,058	3,545	14.7%

Interest Expense	5,520	2,628	2,892	110.0%
Net Interest Income (GAAP Basis)	21,707	20,962	745	3.6%
Net Interest Income (Tax-equivalent Basis) (2)	22,083	21,430	653	3.0%
Average Earning Assets (1)	2,865,085	2,703,054	162,031	6.0%
Average Interest-Bearing Liabilities	2,235,462	2,100,085	135,377	6.4%

Yield on Earning Assets (GAAP Basis) (1)	3.81%	3.50%	0.31	8.9%
Yield on Earning Assets (Tax-equivalent Basis) (1) (2)	3.86	3.57	0.29	8.1
Cost of Interest-Bearing Liabilities	0.99	0.50	0.49	98.0

Net Interest Spread (GAAP Basis)	2.82	3.00	(0.18)	(6.0)
Net Interest Spread (Tax-equivalent Basis) (2)	2.87	3.07	(0.20)	(6.5)

Net Interest Margin (GAAP Basis)	3.04	3.11	(0.07)	(2.3)
Net Interest Margin (Tax-equivalent Basis) (2)	3.09	3.18	(0.09)	(2.8)
(1) Includes Nonaccrual Loans.
(2) See "Use of Non-GAAP Financial Measures" on page 44; reported on a fully taxable basis using a marginal federal tax rate of 21%.

Net interest income for the recently completed quarter, on a GAAP basis, increased by $0.7 million, or 3.6%, from the second quarter of 2018, due primarily to continued loan growth. Total loans increased $45.1 million in the second quarter of 2019. In addition, average earning assets increased 6.0% from June 30, 2018. In order to fund the consistent loan growth, total average-interest-bearing liabilities increased 6.4% from the second quarter of 2018. The current rate environment has compressed net interest margin. Net interest margin on a GAAP basis decreased 7 basis points in the second quarter of 2019 to 3.04%, from 3.11% during the second quarter of 2018. Average earning asset yields were 31 basis points higher as compared to the second quarter of 2018 due primarily to the continued increase in market yields and the higher composition of loans as a percentage of earning assets. Yield on loans specifically increased 24 basis points from the second quarter of 2018. The cost of interest-bearing liabilities increased 49 basis points from the quarter ended June 30, 2018. Cost of funds continues to be impacted by the migration to higher-yield deposit accounts due to the rise in short-term rates. The Company defines net interest margin as net interest income divided by average earning assets, annualized. The Company defines tax-equivalent net interest margin as net interest income on a tax-equivalent basis divided by average earning assets, annualized. Tax-equivalent net interest margin, as well as tax-equivalent net interest income, from which the margin is derived, are non-GAAP financial measures. (See

# 63

the discussion under "Use of Non-GAAP Financial Measures," on page 44, and the tabular information and notes on pages 45 through 48, regarding the Company's reasons for using these and other non-GAAP measures and the reconciliation thereof to comparable GAAP measures.) Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 58, the provision for loan losses for the second quarter of 2019 was $455 thousand, compared to a provision of $629 thousand for the second quarter of 2018.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Three Months Ended
	6/30/2019	6/30/2018	Change	% Change
Income From Fiduciary Activities	$2,252	$2,647	$(395)	(14.9)%
Fees for Other Services to Customers	2,545	2,570	(25)	(1.0)%
Insurance Commissions	1,935	2,192	(257)	(11.7)%
Net Gain on Securities	—	223	(223)	(100.0)%
Net Gain on the Sale of Loans	140	23	117	508.7%
Other Operating Income	24	256	(232)	(90.6)%
Total Noninterest Income	$6,896	$7,911	$(1,015)	(12.8)%

Total noninterest income in the current quarter was $6.9 million, a decrease of $1.0 million from the comparable quarter of 2018. Income from fiduciary activities for the second quarter of 2019 decreased by $395 thousand, or 14.9% over the second quarter of 2018. The decrease in income from fiduciary activities was primarily due to both market competition as well as large estate settlements which occurred during the second quarter of 2018.
Fees for other services to customers were $2.5 million for the second quarter of 2019. In addition to service charge income on deposits, this category also includes debit card interchange income, revenue related to the sale of mutual funds to customers by third party providers, and servicing income on sold loans. Debit card usage by customers continues to grow, which has had (and if such growth persists, will continue to have) a positive impact on debit card fee income.
Insurance commissions decreased to $1.9 million for the second quarter of 2019 compared to $2.2 million for the second quarter of 2018, due primarily to continued competitive pressure in the property, casualty and employee benefits sectors of the business.
Net security gains for the second quarter of 2018 were $223 thousand. There were no gains or losses in the second quarter of 2019.
Net gain on the sale of loans in the second quarter of 2019 increased by $117 thousand from the second quarter of 2018. The change was a result of an increase in loan sale volume. See page 56 for the discussion of loan sales.
Other operating income decreased $232 thousand from the comparable quarter in 2018, primarily as a result of a charge to dispose fixed assets within our branch network as part of our continued efforts to improve customer experience.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	6/30/2019	6/30/2018	Change	% Change
Salaries and Employee Benefits	$9,727	9,812	$(85)	(0.9)%
Occupancy Expense of Premises, Net	1,279	1,270	9	0.7%
Technology and Equipment Expense	3,243	2,849	394	13.8%
FDIC and FICO Assessments	212	223	(11)	(4.9)%
Amortization	44	66	(22)	(33.3)%
Other Operating Expense	2,403	1,972	431	21.9%
Total Noninterest Expense	$16,908	$16,192	$716	4.4%
Efficiency Ratio	58.19%	55.38%	2.81	5.1%

Noninterest expense for the second quarter of 2019 was $16.9 million, an increase of $716 thousand, or 4.4%, from the second quarter of 2018. Salaries and benefit expenses remain consistent from the comparable quarter in 2018. Technology and equipment expenses have increased from the previous year as a result of the implementation of certain ongoing projects to achieve operational efficiencies while delivering improved customer experiences.
The efficiency ratio continues to be solid at 58.19% for the second quarter of 2019 and 55.38% for the comparable 2018 quarter. The efficiency ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect an institution's operating efficiency. The Company calculates the efficiency ratio as the ratio of noninterest expense (excluding, under the Company's definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 44 of this Report under the heading "Use of Non-GAAP Financial Measures" and the related tabular information and notes on pages 45 through 48 of this Report.

# 64

The efficiency ratio included by the Federal Reserve Board in its "Bank Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does the Company's calculation), but unlike the Company's ratio does not exclude intangible asset amortization from the numerator. The Company's efficiency ratios in recent periods have generally compared favorably to the ratios of the peer group as disclosed in the Federal Reserve Performance Reports (see page 43 for a discussion of the peer group). For the three-month period ended March 31, 2019 (the most recent reporting period for which peer group information is available), the peer group's efficiency ratio was 65.32% compared to the Company's ratio of 58.55% (not adjusted for the definitional difference).

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	6/30/2019	6/30/2018	Change	% Change
Provision for Income Taxes	$2,306	$2,322	$(16)	(0.7)%
Effective Tax Rate	20.5%	19.3%	1.2	6.2%

# 65

RESULTS OF OPERATIONS
Six Months Ended June 30, 2019 Compared With
Six Months Ended June 30, 2018

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	6/30/2019	6/30/2018	Change	% Change
Net Income	$17,668	$18,261	$(593)	(3.2)%
Diluted Earnings Per Share	1.22	1.26	(0.04)	(3.2)
Return on Average Assets	1.19%	1.32%	(0.13)%	(9.8)
Return on Average Equity	12.88%	14.51%	(1.63)%	(11.2)

Net income was $17.7 million and diluted earnings per share (EPS) of $1.22 for the first six months of 2019, compared to net income of $18.3 million and diluted EPS of $1.26 for the first six months of 2018. Return on average assets (ROA) for the first six months of 2019 was 1.19%, a decrease from 1.32% for the first six months of 2018. In addition, return on average equity (ROE) decreased to 12.88% for the first six months of 2019 from 14.51% for the first six months of 2018.

The following narrative discusses the period-to-period changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Six Months Ended
	6/30/2019	6/30/2018	Change	% Change
Interest and Dividend Income	$53,440	$46,008	$7,432	16.2%
Tax-Equivalent Adjustment	748	959	(211)	(22.0)%
Interest and Dividend Income (Tax-equivalent) (2)	54,188	46,967	7,221	15.4%

Interest Expense	10,612	4,644	5,968	128.5%
Net Interest Income	42,828	41,364	1,464	3.5%
Net Interest Income (Tax-equivalent) (2)	43,576	42,323	1,253	3.0%
Average Earning Assets (1)	2,856,573	2,672,527	184,046	6.9%
Average Interest-Bearing Liabilities	2,229,963	2,075,510	154,453	7.4%

Yield on Earning Assets (1)	3.77%	3.47%	0.30%	8.6%
Yield on Earning Assets (Tax-equivalent) (1) (2)	3.83	3.54	0.29%	8.2%
Cost of Interest-Bearing Liabilities	0.96	0.45	0.51%	113.3%

Net Interest Spread	2.81	3.02	(0.21)%	(7.0)%
Net Interest Spread (Tax-equivalent) (2)	2.87	3.09	(0.22)%	(7.1)%

Net Interest Margin	3.02	3.12	(0.10)%	(3.2)%
Net Interest Margin (Tax-equivalent) (2)	3.08	3.19	(0.11)%	(3.4)%
(1) Includes Nonaccrual Loans
(2) See "Use of Non-GAAP Financial Measures" on page 44; reported on a fully taxable basis using a marginal federal tax rate of 21%.
Net interest income on a GAAP basis, for the six-month period ended June 30, 2019 increased by $1.5 million, or 3.5%, over six-month period ended June 30, 2018. The largest driver of the increase in net interest margin was the $222.4 million year-over-year increase in loans. For the first six months of 2019, net interest margin decreased to 3.02% from 3.12% for the comparative period of 2018. The cost of interest-bearing liabilities to fund continued loan growth have increased to 0.96% from 0.45% for the comparable prior period due largely to the higher short-term market rates. The Company defines net interest margin as net interest income divided by average earning assets, annualized. The Company defines tax-equivalent net interest margin as net interest income on a tax-equivalent basis divided by average earning assets, annualized.Tax-equivalent net interest margin, as well as tax-equivalent net interest income, from which the margin is derived, are non-GAAP financial measures. (See the discussion under "Use of Non-GAAP Financial Measures," on page 44, and the tabular information and notes on pages 45 through 48, regarding net interest margin and tax-equivalent net interest income, which are commonly used non-GAAP financial measures.) Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."

# 66

As discussed previously under the heading "Asset Quality" beginning on page 58, the provision for loan losses for the first six months of 2019 was $0.93 million, compared to a provision of $1.38 million for the 2018 period.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Six Months Ended
	6/30/2019	6/30/2018	Change	% Change
Income From Fiduciary Activities	4,359	4,844	$(485)	(10.0)%
Fees for Other Services to Customers	4,947	4,950	(3)	(0.1)
Insurance Commissions	3,654	4,095	(441)	(10.8)
Net Gain on Securities	76	241	(165)	(68.5)
Net Gain on the Sale of Loans	244	61	183	300.0
Other Operating Income	503	609	(106)	(17.4)
Total Noninterest Income	$13,783	$14,800	$(1,017)	(6.9)%

Total noninterest income in the first six months of 2019 was $13.8 million, a decrease of $1.0 million, or 6.9%, from total noninterest income of $14.8 million for the first six months of 2018. Fees for other services to customers, the largest segment of noninterest income, were $4.9 million consistent with the first six months of 2018.
Income from fiduciary activities for the first six months of 2019 decreased by $485 thousand, or 10.0% over the first six months of 2018 primarily due to large estate settlements that occurred in the second quarter of 2018. Insurance commissions declined 10.8% to $3.7 million for the first six months of 2019, compared to $4.1 million in the first six months of 2018, due primarily to the increased competition in the property, casualty and employee benefits sectors of the business.
Net gains on securities were $76 thousand in the first six months of 2019 compared to $241 thousand for the first six months of 2018.
Net gain on the sale of loans in the first six months of 2019 increased by $183 thousand, or 300.0% from the first six months of 2018. The increase was largely the result of an increase in loan sale volume which is consistent with the Company's business strategy. See page 56 for the discussion of loan sales.
The decrease in other operating income between the periods was due primarily to the disposal of fixed assets in the first six months of 2019 within our branch network as part of our continued effort to improve customer experience.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Six Months Ended
	6/30/2019	6/30/2018	Change	% Change
Salaries and Employee Benefits	$19,046	$19,181	$(135)	(0.7)%
Occupancy Expense of Premises, Net	2,699	2,610	89	3.4
Technology and Equipment Expense	6,384	5,547	837	15.1
FDIC and FICO Assessments	424	440	(16)	(3.6)
Amortization	124	132	(8)	(6.1)
Other Operating Expense	4,883	4,238	645	15.2
Total Noninterest Expense	$33,560	$32,148	$1,412	4.4
Efficiency Ratio	58.37%	56.28%	2.09	3.7

Noninterest expense for the first six months of 2019 was $33.6 million, an increase of $1.4 million, or 4.4%, from the expense for the first six months of 2018. The Company's efficiency ratio was 58.37% for the first six months of 2019 and 56.28% for the comparable 2018 period. This ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect operating efficiency. The Company calculates the efficiency ratio as the ratio of noninterest expense (excluding, under the Company's definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 44 of this Report under the heading "Use of Non-GAAP Financial Measures" and the related tabular information and notes on pages 45 through 48 of this Report.
Salaries and employee benefits expense decreased 0.7% in the first six months of 2019 over the 2018 period, reflecting an effort to manage open positions and control benefit costs. Pursuant to ASU 2017-07 Compensation-Retirement Benefits, Arrow has reclassified the non-service cost components of retirement plans from salaries and benefits to other operating expenses.
Technology and Equipment Expense increased by $837 thousand, or 15.1%, as compared to the 2018 period. The increase was primarily the result of our continued commitment to ongoing projects to improve efficiency and our customer experience.

# 67

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Six Months Ended
	6/30/2019	6/30/2018	Change	% Change
Provision for Income Taxes	$4,456	$4,380	$76	1.7%
Effective Tax Rate	20.1%	19.3%	0.8	4.1

# 68

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
As of June 30, 2019:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(2.40)%	0.40%
Calculated change in Net Interest Income - Year 2	1.10%	(3.60)%

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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

# 69

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
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow during the three months ended June 30, 2019 of common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Second Quarter 2019 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
April	1,350	$34.26	—	$4,194,019
May	17,759	33.14	5,000	4,033,119
June	17,118	33.04	3,138	3,932,734
Total	36,227	33.14	8,138
1 The total number of shares purchased by the Company and the average price paid per share listed in columns (A) and (B) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans in connection with their stock-for-stock exercise of such options and (iii) shares purchased under the publicly-announced 2019 Repurchase Program. In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow through such methods: April - DRIP purchases (1,350 shares); May - DRIP purchases (1,189 shares), stock-for-stock exercises (11,570 shares) and repurchased under the 2019 Repurchase Program (5,000 shares); and June - DRIP purchases (13,980 shares) and repurchased under the 2019 Repurchase Program (3,138 shares.)
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs. Our only publicly-announced stock repurchase program in effect for the second quarter of 2019 was the 2019 Repurchase Program approved by the Board of Directors and announced in January 2019, under which the Board authorized management, in its discretion, to repurchase from time to time from January 30, 2019 through December 31, 2019, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None

# 70

Item 5.
Other Information - None
Item 6.
Exhibits

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant, as amended, incorporated by reference from the Registrant's Current Report on Form 8-K filed June 5, 2019, Exhibit 3.1
3.(ii)	By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on November 24, 2009, Exhibit 3.(ii)
15	Awareness Letter
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# 71

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

August 5, 2019	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

August 5, 2019	/s/Edward J. Campanella
Date	Edward J. Campanella, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 72