Form 10-Q
period 2019-09-30
ARROW FINANCIAL CORP
filed 2019-11-05
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2019
Common Stock, par value $1.00 per share	14,976,493

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	September 30, 2019	December 31, 2018	September 30, 2018
ASSETS
Cash and Due From Banks	$65,882	$56,529	$57,385
Interest-Bearing Deposits at Banks	26,416	27,710	34,910
Investment Securities:
Available-for-Sale	314,182	317,535	340,411
Held-to-Maturity (Approximate Fair Value of $259,128 at September 30, 2019; $280,338 at December 31, 2018; and $282,719 at September 30, 2018)	255,095	283,476	289,952
Equity Securities	1,996	1,774	1,916
Other Investments	6,627	15,506	10,866
Loans	2,335,591	2,196,215	2,126,100
Allowance for Loan Losses	(20,931)	(20,196)	(20,003)
Net Loans	2,314,660	2,176,019	2,106,097
Premises and Equipment, Net	40,228	30,446	28,601
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	1,713	1,852	1,954
Other Assets	64,150	55,614	59,255
Total Assets	$3,112,822	$2,988,334	$2,953,220
LIABILITIES
Noninterest-Bearing Deposits	$516,876	$472,768	$490,469
Interest-Bearing Checking Accounts	801,446	790,781	899,547
Savings Deposits	929,691	818,048	758,727
Time Deposits over $250,000	96,770	73,583	76,226
Other Time Deposits	269,764	190,404	182,886
Total Deposits	2,614,547	2,345,584	2,407,855
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	72,869	54,659	62,503
Federal Home Loan Bank Overnight Advances	48,000	234,000	131,000
Federal Home Loan Bank Term Advances	30,000	45,000	45,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	5,263	—	—
Other Liabilities	29,915	19,507	22,052
Total Liabilities	2,820,594	2,718,750	2,688,410
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at September 30, 2019; $5 Par Value and 1,000,000 Shares Authorized at December 31, 2018 and September 30, 2018	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized at September 30, 2019 and 20,000,000 Shares Authorized at December 31, 2018 and September 30, 2018 (19,606,449 Shares Issued at September 30, 2019 and 19,035,565 at December 31, 2018 and September 30, 2018)	19,606	19,035	19,035
Additional Paid-in Capital	334,597	314,533	313,763
Retained Earnings	27,375	29,257	24,258
Unallocated ESOP Shares (5,151 Shares at September 30, 2019; 5,001 Shares at December 31, 2018 and 9,932 Shares at September 30, 2018)	(100)	(100)	(200)
Accumulated Other Comprehensive Loss	(8,979)	(13,810)	(12,621)
Treasury Stock, at Cost (4,632,657 Shares at September 30, 2019; 4,558,207 Shares at December 31, 2018 and 4,584,147 Shares at September 30, 2018)	(80,271)	(79,331)	(79,425)
Total Stockholders’ Equity	292,228	269,584	264,810
Total Liabilities and Stockholders’ Equity	$3,112,822	$2,988,334	$2,953,220
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$24,620	$20,839	$70,543	$59,606
Interest on Deposits at Banks	182	182	572	474
Interest and Dividends on Investment Securities:
Fully Taxable	2,018	2,187	6,671	6,128
Exempt from Federal Taxes	1,132	1,287	3,606	4,295
Total Interest and Dividend Income	27,952	24,495	81,392	70,503
INTEREST EXPENSE
Interest-Bearing Checking Accounts	500	390	1,435	1,165
Savings Deposits	2,317	901	5,926	2,134
Time Deposits over $250,000	451	301	1,362	833
Other Time Deposits	1,255	370	3,099	911
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	28	15	75	47
Federal Home Loan Bank Advances	820	1,270	3,513	2,340
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	250	251	780	712
Interest on Financing Leases	28	—	71	—
Total Interest Expense	5,649	3,498	16,261	8,142
NET INTEREST INCOME	22,303	20,997	65,131	62,361
Provision for Loan Losses	518	586	1,445	1,961
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,785	20,411	63,686	60,400
NONINTEREST INCOME
Income From Fiduciary Activities	2,212	2,262	6,571	7,106
Fees for Other Services to Customers	2,623	2,605	7,570	7,555
Insurance Commissions	1,936	2,024	5,590	6,119
Net Gain on Securities Transactions	146	114	222	355
Net Gain on Sales of Loans	257	54	501	115
Other Operating Income	517	291	1,020	900
Total Noninterest Income	7,691	7,350	21,474	22,150
NONINTEREST EXPENSE
Salaries and Employee Benefits	10,015	9,771	29,061	28,952
Occupancy Expenses, Net	1,324	1,132	4,023	3,742
Technology and Equipment Expense	3,305	2,759	9,689	8,306
FDIC Assessments	(480)	218	(56)	658
Other Operating Expense	2,627	2,146	7,634	6,516
Total Noninterest Expense	16,791	16,026	50,351	48,174
INCOME BEFORE PROVISION FOR INCOME TAXES	12,685	11,735	34,809	34,376
Provision for Income Taxes	2,618	2,475	7,074	6,855
NET INCOME	$10,067	$9,260	$27,735	$27,521
Average Shares Outstanding [1]:
Basic	14,955	14,864	14,927	14,825
Diluted	14,991	14,956	14,968	14,914
Per Common Share:
Basic Earnings	$0.67	$0.62	$1.86	$1.85
Diluted Earnings	0.67	0.62	1.85	1.84

1 2018 Share and Per Share Amounts have been restated for the September 27, 2019 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$10,067	$9,260	$27,735	$27,521
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Securities Holding Gains (Losses) Arising During the Period	499	(897)	4,323	(4,017)
Amortization of Net Retirement Plan Actuarial Loss	127	60	381	181
Amortization of Net Retirement Plan Prior Service Cost	42	20	127	60
Other Comprehensive Income (Loss)	668	(817)	4,831	(3,776)
Comprehensive Income	$10,735	$8,443	$32,566	$23,745

See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Nine-Month Period Ended September 30, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2018	$19,035	$314,533	$29,257	$(100)	$(13,810)	$(79,331)	$269,584
Net Income	—	—	27,735	—	—	—	27,735
Other Comprehensive Income	—	—	—	—	4,831	—	4,831
3% Stock Dividend (570,884 Shares)	571	17,737	(18,308)	—	—	—	—
Cash Dividends Paid, $.757 per Share	—	—	(11,309)	—	—	—	(11,309)
Stock Options Exercised, Net (76,775 Shares)	—	802	—	—	—	838	1,640
Shares Issued Under the Directors’ Stock Plan (3,997 Shares)	—	86	—	—	—	44	130
Shares Issued Under the Employee Stock Purchase Plan (11,403 Shares)	—	236	—	—	—	124	360
Shares Issued for Dividend Reinvestment Plans (39,078 Shares)	—	911	—	—	—	422	1,333
Stock-Based Compensation Expense	—	292	—	—	—	—	292
Purchase of Treasury Stock (70,711 Shares)	—	—	—	—	—	(2,368)	(2,368)
Balance at September 30, 2019	$19,606	$334,597	$27,375	$(100)	$(8,979)	$(80,271)	$292,228

	Three-Month Period Ended September 30, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at June 30, 2019	$19,035	$316,229	$39,397	$(100)	$(9,647)	$(80,265)	$284,649
Net Income	—	—	10,067	—	—	—	10,067
Other Comprehensive Income	—	—	—	—	668	—	668
3% Stock Dividend (570,884 Shares)	571	17,737	(18,308)	—	—	—	—
Cash Dividends Paid, $.252 per Share	—	—	(3,781)	—	—	—	(3,781)
Stock Options Exercised, Net (14,063 Shares)	—	164	—	—	—	151	315
Shares Issued Under the Employee Stock Purchase Plan (3,455 Shares)	—	73	—	—	—	37	110
Shares Issued for Dividend Reinvestment Plans (12,380 Shares)	—	296	—	—	—	133	429
Stock-Based Compensation Expense	—	98	—	—	—	—	98
Purchase of Treasury Stock (10,151 Shares)	—	—	—	—	—	(327)	(327)
Balance at September 30, 2019	$19,606	$334,597	$27,375	$(100)	$(8,979)	$(80,271)	$292,228

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Nine-Month Period Ended September 30, 2018
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2017	$18,481	$290,219	$28,818	$(200)	$(8,514)	$(79,201)	$249,603
Net Income	—	—	27,521	—	—	—	27,521
Other Comprehensive Loss	—	—	—	—	(3,776)	—	(3,776)
Impact of the Adoption of ASU 2014-09	—	—	(102)	—	—	—	(102)
Impact of the Adoption of ASU 2016-01	—	—	331	—	(331)	—	—
3% Stock Dividend (554,264 Shares)	554	21,126	(21,680)	—	—	—	—
Cash Dividends Paid, $.716 per Share [1]	—	—	(10,630)	—	—	—	(10,630)
Stock Options Exercised, Net (91,979 Shares)	—	942	—	—	—	1,035	1,977
Shares Issued Under the Directors’ Stock Plan (2,705 Shares)	—	72	—	—	—	31	103
Shares Issued Under the Employee Stock Purchase Plan (10,801 Shares)	—	247	—	—	—	121	368
Shares Issued for Dividend Reinvestment Plans (35,947 Shares)	—	890	—	—	—	412	1,302
Stock-Based Compensation Expense	—	267	—	—	—	—	267
Purchase of Treasury Stock (50,697 Shares)	—	—	—	—	—	(1,823)	(1,823)
Balance at September 30, 2018	$19,035	$313,763	$24,258	$(200)	$(12,621)	$(79,425)	$264,810

	Three-Month Period Ended September 30, 2018
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at June 30, 2018	$18,481	$292,020	$40,326	$(200)	$(11,804)	$(79,335)	$259,488
Net Income	—	—	9,260	—	—	—	9,260
Other Comprehensive Loss	—	—	—	—	(817)	—	(817)
3% Stock Dividend (538,100 Shares)	554	21,126	(21,680)	—	—	—	—
Cash Dividends Paid, $.245 per Share [1]	—	—	(3,648)	—	—	—	(3,648)
Stock Options Exercised, Net (12,978 Shares)	—	138	—	—	—	147	285
Shares Issued Under the Employee Stock Purchase Plan (3,188 Shares)	—	80	—	—	—	36	116
Shares Issued for Dividend Reinvestment Plans (11,642 Shares)	—	310	—	—	—	136	446
Stock-Based Compensation Expense	—	89	—	—	—	—	89
Purchase of Treasury Stock (10,688 Shares)	—	—	—	—	—	(409)	(409)
Balance at September 30, 2018	$19,035	$313,763	$24,258	$(200)	$(12,621)	$(79,425)	$264,810

1 Cash dividends paid per share have been adjusted for the September 27, 2019 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 8

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2019	2018
Net Income	$27,735	$27,521
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	1,445	1,961
Depreciation and Amortization	3,994	3,576
Net Gain on Securities Transactions	(222)	(355)
Loans Originated and Held-for-Sale	(20,612)	(3,378)
Proceeds from the Sale of Loans Held-for-Sale	19,424	3,620
Net Gain on the Sale of Loans	(501)	(115)
Net Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	798	155
Contributions to Retirement Benefit Plans	(492)	(524)
Deferred Income Tax Benefit	(644)	(389)
Shares Issued Under the Directors’ Stock Plan	130	103
Stock-Based Compensation Expense	292	267
Tax Benefit from Exercise of Stock Options	199	205
Net Increase in Other Assets	(9,302)	(1,030)
Net Increase in Other Liabilities	10,480	1,980
Net Cash Provided By Operating Activities	32,724	33,597
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	79,077	36,663
Purchases of Securities Available-for-Sale	(70,418)	(84,746)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	31,161	49,721
Purchases of Securities Held-to-Maturity	(3,398)	(4,506)
Net Increase in Loans	(140,360)	(176,607)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,282	1,078
Purchase of Premises and Equipment	(6,698)	(2,371)
Proceeds from the Sale of a Subsidiary, Net	—	75
Net Decrease (Increase) in Other Investments	8,879	(917)
Net Cash Used By Investing Activities	(100,475)	(181,610)
Cash Flows from Financing Activities:
Net Increase in Deposits	268,963	162,739
Net (Decrease) Increase in Short-Term Federal Home Loan Bank Borrowings	(186,000)	26,000
Net Increase (Decrease) in Short-Term Borrowings	18,210	(2,463)
Finance Lease Payments	(19)	—
Repayments of Federal Home Loan Bank Term Advances	(15,000)	(10,000)
Purchase of Treasury Stock	(2,368)	(1,823)
Stock Options Exercised, Net	1,640	1,977
Shares Issued Under the Employee Stock Purchase Plan	360	368
Shares Issued for Dividend Reinvestment Plans	1,333	1,302
Cash Dividends Paid	(11,309)	(10,630)
Net Cash Provided By Financing Activities	75,810	167,470
Net Increase in Cash and Cash Equivalents	8,059	19,457
Cash and Cash Equivalents at Beginning of Period	84,239	72,838
Cash and Cash Equivalents at End of Period	$92,298	$92,295

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$15,329	$7,946
Income Taxes	7,131	7,493
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,530	606

See Notes to Unaudited Interim Consolidated Financial Statements.

# 9

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow, the Company, we, or us), the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2019, December 31, 2018 and September 30, 2018; the results of operations for the three-and nine-month periods ended September 30, 2019 and 2018; the consolidated statements of comprehensive income for the three- and nine-month periods ended September 30, 2019 and 2018; the changes in stockholders' equity for the three-month and nine-month periods ended September 30, 2019 and 2018; and the cash flows for the nine-month periods ended September 30, 2019 and 2018. All such adjustments are of a normal recurring nature.

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

The following accounting standards have been adopted in the first nine months of 2019:

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
Practical Expedients Elected At Adoption: The package of practical expedients were elected that did not require the Company to reassess whether an existing contract contains a lease, to reassess existing leases between operating leases and finance leases or to reassess initial direct costs for any existing leases. These practical expedients were applied together. In addition, the Company also elected a practical expedient, which was required to be applied consistently to all of its leases, to use hindsight in determining the lease term when considering lessee options to extend or terminate the lease and in assessing impairment in the right-of-use asset.
Accounting Policy Elections: The Company also made two accounting policy elections related to the adoption of this standard. The first was a determination not to separate lease and non-lease components and account for the resulting combined component as a single lease component. The second election was to account for short-term leases, those leases with a "lease term" of twelve months or less, like an operating lease under current GAAP.
Determination of the Discount Rate to Calculate the Lease Liability: Since the Company was unable to determine the rate implicit in its leases, the secured borrowing rate from the Federal Home Loan Bank of New York as of the January 1, 2019 adoption date was utilized for existing leases for the effective lease term beginning with the effective date of each existing lease. The expected expiration date of each lease was determined on a lease-by-lease basis based on the availability of renewal options in the lease contracts, the amount of leasehold improvements at each location, total branch deposits at each location in addition to the feasibility of growth potential at each location. A similar process is followed to determine the expected lease expiration date for all leases executed subsequent to the January 1, 2019 adoption date. The discount rate is determined for leases executed subsequent to the January 1, 2019 adoption date based on

# 10

the expected lease term using the secured borrowing rate from the Federal Home Loan Bank of New York as of the effective date of the lease.

The following accounting standards have been issued and will become effective for the Company at a future date:

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" (Topic 326) which will change the way financial entities measure expected credit losses for financial assets, primarily loans. Under this ASU, the "incurred loss" model will be replaced with an "expected loss" model which will recognize losses over the life of the instrument and requires consideration of a broader range of reasonable and supportable information. Currently, credit losses on available-for-sale securities reduce the carrying value of the instrument and cannot be reversed. Under this ASU, the amount of the credit loss is carried as a valuation allowance and can be reversed. The standard also requires expanded credit quality disclosures. In April 2019, the FASB issued ASU 2019-04 "Codification Improvements to Topic 326, Financial Instruments-Credit Losses; Topic 815, Derivatives and Hedging; and Topic 825, Financial Instruments," which clarifies that the estimate of expected credit losses should include expected recoveries of financial assets, and that contractual extension or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. The Company's loan terms for contractual extensions and renewal options are unconditionally cancellable by the Company (that is, the Company has no obligation to extend or renew existing loans), and therefore are not considered in measuring expected credit losses. In May 2019, the FASB issued ASU 2019-05 "Targeted Transition Relief," which allows entities to irrevocably elect the fair value option for certain financial assets measured at amortized cost, not including held-to-maturity investment securities which will continue to be measured at amortized cost. This will apply to those institutions that elect the fair value option on newly originated or purchased financial assets, to avoid the possibility of dual measurement methodologies for identical or similar financial assets.
Although early adoption is allowed in 2019, the Company plans on adopting the standard in the first quarter of 2020, in order to maximize the accumulation of data needed to calculate the new current expected credit loss (CECL) methodologies. The ASU describes several acceptable methodologies for calculating expected losses on a loan or a pool of loans and requires additional disclosures. The initial adjustment will not be reported in earnings, but as the cumulative effect of a change in accounting principle. The Company has continued its implementation efforts with the development and testing of various methods within its core model, and has tentatively identified the discounted cash flow method for determining losses for the commercial loan portfolios and the residential real estate portfolios, and the vintage method for the consumer indirect loan portfolio. Based on further testing, these methods may change prior to adoption. As a result of analyses performed, including the availability of future economic data, the Company plans to utilize an 18-month reasonable and supportable forecast period, and reverting to an historic loss rate using the straight-line method over a two year reversion period. The Company has identified the economic data that best correlates with expected loan losses through the use of various regression analyses of historical economic information and loan losses. The adoption of this standard will change the way qualitative factors are determined as compared to the current methodology used under the incurred loss model. The Company has been evaluating various methodologies and data to determine the appropriate qualitative factor loss rates that are not included in the CECL total loss computation using the above-mentioned methods, losses from the reasonable and supportable forecast and reversion process. The Company continues to monitor new regulatory guidance and is updating relevant internal controls and processes. . The Company expects to remain a well-capitalized financial institution under current regulatory calculations.

In August 2018, the FASB issued ASU 2018-13 "Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" as part of its disclosure framework, and pursuant to which FASB has eliminated, amended and added disclosure requirements for fair value measurements. The following disclosure requirements were eliminated: amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy of the timing of transfers between levels of the fair value hierarchy; and the valuation processes for Level 3 fair value measurements. For public companies such as Arrow, the following new disclosures will be required: changes in unrealized gains and losses for the period included in other comprehensive income (OCI); the range and weighted average of significant unobservable inputs used or, alternatively, a company may choose to disclose other quantitative information if it determines that it is a more reasonable and rational method that reflects the distribution of unobservable inputs used. For Arrow, the standard becomes effective in the first quarter of 2020. The Company does not expect that the adoption of this change in fair value disclosure will have a material impact on its financial position or the results of operations in periods subsequent to its adoption.

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

In August 2018, the FASB issued ASU 2018-15 "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" which will require companies to defer potentially significant, specified implementation costs incurred in a cloud computing arrangement that are currently often expensed under US GAAP. For Arrow, the standard becomes effective at January 1, 2020. The Company does not expect that the adoption of this standard will have a material impact on its financial position or the results of operations in periods subsequent to its adoption.

# 11

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at September 30, 2019, December 31, 2018 and September 30, 2018:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
September 30, 2019
Available-For-Sale Securities, at Amortized Cost	$5,003	$965	$306,374	$1,000	$313,342
Available-For-Sale Securities, at Fair Value	5,056	965	307,361	800	314,182
Gross Unrealized Gains	53	—	1,482	—	1,535
Gross Unrealized Losses	—	—	495	200	695
Available-For-Sale Securities, Pledged as Collateral					232,043

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$—	$226	$81	$—	$307
From 1 - 5 Years	5,003	299	184,202	—	189,504
From 5 - 10 Years	—	—	84,036	—	84,036
Over 10 Years	—	440	38,055	1,000	39,495

Maturities of Debt Securities, at Fair Value:
Within One Year	$—	$227	$82	$—	$309
From 1 - 5 Years	5,056	299	185,197	—	190,552
From 5 - 10 Years	—	—	84,013	—	84,013
Over 10 Years	—	439	38,069	800	39,308

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$4,763	$—	$4,763
12 Months or Longer	—	—	114,483	800	115,283
Total	$—	$—	$119,246	$800	$120,046
Number of Securities in a Continuous Loss Position	—	—	48	1	49

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$70	$—	$70
12 Months or Longer	—	—	425	200	625
Total	$—	$—	$495	$200	$695

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	5,003
US Agency Obligations, at Fair Value	5,056
US Government Agency Securities, at Amortized Cost			$64,455
US Government Agency Securities, at Fair Value			64,364
Government Sponsored Entity Securities, at Amortized Cost			241,919
Government Sponsored Entity Securities, at Fair Value			242,997

# 12

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities

December 31, 2018
Available-For-Sale Securities, at Amortized Cost	$47,071	$1,193	$273,227	$1,000	$322,491
Available-For-Sale Securities, at Fair Value	46,765	1,195	268,775	800	317,535
Gross Unrealized Gains	—	2	288	—	290
Gross Unrealized Losses	306	—	4,740	200	5,246
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					236,163

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$107,550	$—	$107,550
12 Months or Longer	46,765	—	124,627	800	172,192
Total	$46,765	$—	$232,177	$800	$279,742
Number of Securities in a Continuous Loss Position	10	—	86	1	97

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$841	$—	$841
12 Months or Longer	306	—	3,899	200	4,405
Total	$306	$—	$4,740	$200	$5,246

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	47,071
US Agency Obligations, at Fair Value	46,765
US Government Agency Securities, at Amortized Cost			$72,095
US Government Agency Securities, at Fair Value			71,800
Government Sponsored Entity Securities, at Amortized Cost			201,132
Government Sponsored Entity Securities, at Fair Value			196,975

# 13

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
September 30, 2018
Available-For-Sale Securities, at Amortized Cost	$60,135	$2,545	$284,236	$1,000	$347,916
Available-For-Sale Securities, at Fair Value	59,602	2,548	277,461	800	340,411
Gross Unrealized Gains	—	3	201	—	204
Gross Unrealized Losses	533	—	6,976	200	7,709
Available-For-Sale Securities, Pledged as Collateral					219,587

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$4,831	$1,120	$167,718	$—	$173,669
12 Months or Longer	54,771	—	71,433	800	127,004
Total	$59,602	$1,120	$239,151	$800	$300,673
Number of Securities in a Continuous Loss Position	14	5	90	1	110

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$193	$—	$3,165	$—	$3,358
12 Months or Longer	340	—	3,811	200	4,351
Total	$533	$—	$6,976	$200	$7,709

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	60,135
US Agency Obligations, at Fair Value	59,602
US Government Agency Securities, at Amortized Cost			$74,160
US Government Agency Securities, at Fair Value			74,098
Government Sponsored Entity Securities, at Amortized Cost			210,076
Government Sponsored Entity Securities, at Fair Value			203,363

# 14

The following table is the schedule of Held-To-Maturity Securities at September 30, 2019, December 31, 2018 and September 30, 2018:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
September 30, 2019
Held-To-Maturity Securities, at Amortized Cost	$215,661	$39,434	$255,095
Held-To-Maturity Securities, at Fair Value	219,296	39,832	259,128
Gross Unrealized Gains	3,669	408	4,077
Gross Unrealized Losses	34	10	44
Held-To-Maturity Securities, Pledged as Collateral			244,373

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$21,974	$3,691	$25,665
From 1 - 5 Years	112,660	35,743	148,403
From 5 - 10 Years	79,378	—	79,378
Over 10 Years	1,649	—	1,649

Maturities of Debt Securities, at Fair Value:
Within One Year	$22,007	$3,689	$25,696
From 1 - 5 Years	114,246	36,143	150,389
From 5 - 10 Years	81,359	—	81,359
Over 10 Years	1,684	—	1,684

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$763	$3,082	$3,845
12 Months or Longer	6,764	1,711	8,475
Total	$7,527	$4,793	$12,320

Number of Securities in a Continuous Loss Position	19	19	38

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1	$9	$10
12 Months or Longer	33	1	34
Total	$34	$10	$44

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$1,844
US Government Agency Securities, at Fair Value		1,854
Government Sponsored Entity Securities, at Amortized Cost		37,590
Government Sponsored Entity Securities, at Fair Value		37,978

# 15

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2018
Held-To-Maturity Securities, at Amortized Cost	$235,782	$47,694	$283,476
Held-To-Maturity Securities, at Fair Value	233,359	46,979	280,338
Gross Unrealized Gains	486	—	486
Gross Unrealized Losses	2,909	715	3,624
Held-To-Maturity Securities, Pledged as Collateral			266,341

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$32,093	$33,309	$65,402
12 Months or Longer	110,947	13,670	124,617
Total	$143,040	$46,979	$190,019
Number of Securities in a Continuous Loss Position	411	47	458

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$162	$456	$618
12 Months or Longer	2,747	259	3,006
Total	$2,909	$715	$3,624

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$2,180
US Government Agency Securities, at Fair Value		2,143
Government Sponsored Entity Securities, at Amortized Cost		45,514
Government Sponsored Entity Securities, at Fair Value		44,836

September 30, 2018
Held-To-Maturity Securities, at Amortized Cost	$239,367	$50,585	$289,952
Held-To-Maturity Securities, at Fair Value	233,557	49,162	282,719
Gross Unrealized Gains	261	—	261
Gross Unrealized Losses	6,071	1,423	7,494
Held-To-Maturity Securities, Pledged as Collateral			268,229

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$95,944	$46,375	$142,319
12 Months or Longer	86,378	2,787	89,165
Total	$182,322	$49,162	$231,484
Number of Securities in a Continuous Loss Position	535	47	582

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1,443	$1,303	$2,746
12 Months or Longer	4,628	120	4,748
Total	$6,071	$1,423	$7,494

# 16

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
September 30, 2018
Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,147
US Government Agency Securities, at Fair Value		2,222
Government Sponsored Entity Securities, at Amortized Cost		47,438
Government Sponsored Entity Securities, at Fair Value		46,940

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for September 30, 2019, December 31, 2018 and September 30, 2018, do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. government agency securities, including mortgage-backed securities, are all rated AAA by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  Credit analysis is performed in-house based upon data that has been submitted by the issuers to the New York State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to September 30, 2019, there were no securities downgraded below investment grade.
The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities. Because there is no current intention to sell any of our temporarily impaired securities, and because it is not more likely than not that it would be required to sell the securities prior to recovery, the impairment is considered temporary.
Pledged securities, in the tables above, are primarily used to collateralize state and municipal deposits, as required under New York State law. A portion of the pledged securities are used to collateralize repurchase agreements and pooled deposits of our trust customers.

The following table is the schedule of Equity Securities at September 30, 2019, December 31, 2018 and September 30, 2018:

Equity Securities

	September 30, 2019	December 31, 2018	September 30, 2018
Equity Securities, at Fair Value	$1,996	$1,774	$1,916

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the three- and nine-month periods ended September 30, 2019 and 2018:

	Quarterly Period Ended:		Year-to-Date Period Ended:
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Gain on Equity Securities	$146	$114	$222	$355
Less: Net gain (loss) recognized during the reporting period on equity securities sold during the period	—	—	—	—
Unrealized net gain recognized during the reporting period on equity securities still held at the reporting date	$146	$114	$222	$355

# 17

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of September 30, 2019, December 31, 2018 and September 30, 2018 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $1,905, $215 and $201 as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2019
Loans Past Due 30-59 Days	$99	$—	$5,216	$241	$5,556
Loans Past Due 60-89 Days	48	30	1,624	1,011	2,713
Loans Past Due 90 or more Days	—	328	415	2,387	3,130
Total Loans Past Due	147	358	7,255	3,639	11,399
Current Loans	141,988	497,725	798,542	885,937	2,324,192
Total Loans	$142,135	$498,083	$805,797	$889,576	$2,335,591

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$86	$980	$1,066
Nonaccrual Loans	28	465	564	2,408	3,465

December 31, 2018
Loans Past Due 30-59 Days	$121	$108	$5,369	$281	$5,879
Loans Past Due 60-89 Days	49	—	2,136	1,908	4,093
Loans Past Due 90 or more Days	—	789	572	1,844	3,205
Total Loans Past Due	170	897	8,077	4,033	13,177
Current Loans	136,720	483,665	711,433	851,220	2,183,038
Total Loans	$136,890	$484,562	$719,510	$855,253	$2,196,215

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$144	$1,081	$1,225
Nonaccrual Loans	403	789	658	2,309	4,159

September 30, 2018
Loans Past Due 30-59 Days	$198	$—	$5,651	$2,896	$8,745
Loans Past Due 60-89 Days	—	—	1,307	47	1,354
Loans Past Due 90 or more Days	76	807	494	1,523	2,900
Total Loans Past Due	274	807	7,452	4,466	12,999
Current Loans	126,838	469,315	686,736	830,212	2,113,101
Total Loans	$127,112	$470,122	$694,188	$834,678	$2,126,100

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$192	$980	$1,172
Nonaccrual Loans	674	807	540	2,447	4,468

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
# 18

Commercial Real Estate - The Company offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are often made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are typically secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and both owner- and non-owner-occupied facilities. These loans are typically less risky than commercial loans, since they are secured by real estate and buildings, and are generally originated in amounts of no more than 80% of the appraised value of the property. However, the Company also offers commercial construction and land development loans to finance projects. Many projects will ultimately be used by the borrowers' businesses, while others are developed for resale. These real estate loans are also typically secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities and both owner-occupied and non-owner-occupied facilities. There is enhanced risk during the construction period, since the loan is secured by an incomplete project.

Consumer Loans - Included in this category are automobile loans. The Company primarily finances the purchases of automobiles indirectly through dealer relationships located throughout upstate New York and Vermont. Most of these indirect consumer loans carry a fixed rate of interest with principal repayment terms typically ranging from three to seven years. Indirect consumer loans are underwritten on a secured basis using the underlying collateral being financed. The Company also offers a variety of consumer installment loans to finance personal expenditures. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from one to five years, based upon the nature of the collateral and the size of the loan. In addition to installment loans, the Company also offers personal lines of credit and overdraft protection. Several loans are unsecured, which carry a higher risk of loss.

Residential - Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. The Company originates fixed-rate and adjustable-rate one-to-four-family residential real estate loans for construction, the purchase of real estate or refinancing of an existing mortgage. These loans are collateralized primarily by owner-occupied properties generally located in the Company’s market area. Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 80% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance. The Company’s underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals, and a review of the borrower’s financial condition. Mortgage title insurance and hazard insurance are normally required. It is the Company's general practice to underwrite residential real estate loans to secondary market standards. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period. In addition, the Company offers fixed home equity loans, as well as variable rate home equity lines of credit, to consumers to finance home improvements, debt consolidation, education and other uses.  The Company's policy allows for a maximum loan to value ratio of 80%, although periodically higher advances are allowed.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second junior lien position on one-to-four-family residential real estate).  Risk is generally reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
June 30, 2019	$1,231	$5,459	$9,654	$4,351	$20,695
Charge-offs	(11)	—	(351)	(40)	(402)
Recoveries	—	—	120	—	120
Provision	42	162	263	51	518
September 30, 2019	$1,262	$5,621	$9,686	$4,362	$20,931

June 30, 2018	$944	$5,838	$8,337	$4,521	$19,640
Charge-offs	—	—	(300)	(25)	(325)
Recoveries	—	—	102	—	102
Provision	99	81	551	(145)	586
September 30, 2018	$1,043	$5,919	$8,690	$4,351	$20,003

# 19

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2018	$1,218	$5,644	$8,882	$4,452	$20,196
Charge-offs	(12)	(29)	(1,137)	(54)	(1,232)
Recoveries	98	—	424	—	522
Provision	(42)	6	1,517	(36)	1,445
September 30, 2019	$1,262	$5,621	$9,686	$4,362	$20,931

December 31, 2017	$1,873	$4,504	$7,604	$4,605	$18,586
Charge-offs	(16)	—	(895)	(49)	(960)
Recoveries	1	12	403	—	416
Provision	(815)	1,403	1,578	(205)	1,961
September 30, 2018	$1,043	$5,919	$8,690	$4,351	$20,003

September 30, 2019
Allowance for loan losses - Loans Individually Evaluated for Impairment	$5	$—	$—	$—	$5
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,257	5,621	9,686	4,362	20,926
Ending Loan Balance - Individually Evaluated for Impairment	36	—	113	575	724
Ending Loan Balance - Collectively Evaluated for Impairment	$142,099	$498,083	$805,684	$889,001	$2,334,867

December 31, 2018
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$4	$4
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,218	5,644	8,882	4,448	20,192
Ending Loan Balance - Individually Evaluated for Impairment	430	793	101	1,899	3,223
Ending Loan Balance - Collectively Evaluated for Impairment	$136,460	$483,769	$719,409	$853,354	$2,192,992

September 30, 2018
Allowance for loan losses - Loans Individually Evaluated for Impairment	$84	$45	$—	$48	$177
Allowance for loan losses - Loans Collectively Evaluated for Impairment	959	5,874	8,690	4,303	19,826
Ending Loan Balance - Individually Evaluated for Impairment	489	812	109	2,013	3,423
Ending Loan Balance - Collectively Evaluated for Impairment	$126,623	$469,310	$694,079	$832,665	$2,122,677

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
The Company uses a two-step process to determine the provision for loan losses and the amount of the allowance for loan losses. An evaluation of impaired loans is performed on a quarterly basis. Impaired loans are generally nonaccrual loans over $250 thousand and all troubled debt restructured loans. Our impaired loans are generally considered to be collateral dependent with the charge-off, if any, determined based on the value of the collateral less estimated costs to sell.
The remainder of the portfolio is evaluated on a pooled basis, as described below. For each homogeneous loan pool, a total loss factor is estimated based on the historical net loss rates adjusted for applicable qualitative factors. The total loss factors assigned to each loan category are updated on a quarterly basis. For the commercial, commercial construction and commercial real estate categories, the loan categories are further segregated by credit risk profile (pools of loans graded pass, special mention and accruing substandard). Additional description of the credit risk classifications is detailed in the Credit Quality Indicators section of this note.
The historical net loss rate is determined for each loan category using a trailing three-year net charge-off average. While historical net loss experience provides a reasonable starting point for analysis, historical net losses, or even recent trends in net losses, do not by themselves form a sufficient basis to determine the appropriate level of the allowance for loan losses. Therefore, historical net loss factors are considered and adjusted for qualitative factors that impact the incurred risk of loss associated with the loan categories within the total loan portfolio. These include:

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

# 21

Loan Credit Quality Indicators

The following table presents the credit quality indicators by loan category at September 30, 2019, December 31, 2018 and September 30, 2018:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2019
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$135,355	$471,637			$606,992
Special Mention	107	2,484			2,591
Substandard	6,673	23,962			30,635
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$805,147	$886,188	$1,691,335
Nonperforming			650	3,388	4,038

December 31, 2018
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$129,584	$456,868			$586,452
Special Mention	—	—			—
Substandard	7,306	26,905			34,211
Doubtful	—	789			789
Credit Risk Profile Based on Payment Activity:
Performing			$718,708	$851,863	$1,570,571
Nonperforming			802	3,390	4,192

September 30, 2018
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$119,217	$440,114			$559,331
Special Mention	5,949	—			5,949
Substandard	1,946	29,201			31,147
Doubtful	—	807			807
Credit Risk Profile Based on Payment Activity:
Performing			$693,648	$832,231	$1,525,879
Nonperforming			540	2,447	2,987

For the purposes of the table above, nonperforming consumer and residential loans are those loans on nonaccrual status or are 90 days or more past due and still accruing interest.
For the allowance calculation, an internally developed system of five credit quality indicators is used to rate the credit worthiness of each commercial loan defined as follows:

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

3) Substandard - Loans classified as “substandard” are inadequately protected by the current sound net worth or paying capacity of the borrower or the collateral pledged, if any.  Loans in this category have well defined weaknesses that jeopardize the repayment.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  “Substandard”

# 22

loans may include loans which are likely to require liquidation of collateral to effect repayment, and other loans where character or ability to repay has become suspect. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard;

4) Doubtful - Loans classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable.  Although possibility of loss is extremely high, classification of these loans as “loss” has been deferred due to specific pending factors or events which may strengthen the value (e.g. possibility of additional collateral, injection of capital, collateral liquidation, debt restructure, economic recovery, etc).  Loans classified as “doubtful” need to be placed on non-accrual; and

5) Loss - Loans classified as “loss” are considered uncollectible with collateral of such little value that their continuance as bankable assets is not warranted.  As of the date of the balance sheet, all loans in this category have been charged-off to the allowance for loan losses.

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

# 23

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2019
Recorded Investment:
With No Related Allowance	$—	$—	$114	$575	$689
With a Related Allowance	35	—	—	—	35
Unpaid Principal Balance:
With No Related Allowance	—	—	113	575	688
With a Related Allowance	36	—	—	—	36

December 31, 2018
Recorded Investment:
With No Related Allowance	$430	$793	$101	$1,605	$2,929
With a Related Allowance	—	—	—	294	294
Unpaid Principal Balance:
With No Related Allowance	429	793	100	1,606	2,928
With a Related Allowance	—	—	—	293	293

September 30, 2018
Recorded Investment:
With No Related Allowance	$—	$5	$108	$1,712	$1,825
With a Related Allowance	475	801	—	346	1,622
Unpaid Principal Balance:
With No Related Allowance	—	5	109	1,733	$1,847
With a Related Allowance	489	807	—	280	1,576

For the Quarter Ended:
September 30, 2019
Average Recorded Balance:
With No Related Allowance	$—	$1	$119	$1,489	$1,609
With a Related Allowance	36	—	—	—	36
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

September 30, 2018
Average Recorded Balance:
With No Related Allowance	$—	$7	$104	$1,371	$1,482
With a Related Allowance	478	794	—	350	1,622
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

# 24

Impaired Loans
Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Year-To-Date Period Ended:
September 30, 2019
Average Recorded Balance:
With No Related Allowance	$215	$397	$108	$1,090	$1,810
With a Related Allowance	18	—	—	147	165
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

September 30, 2018
Average Recorded Balance:
With No Related Allowance	$—	$7	$104	$1,371	$1,482
With a Related Allowance	478	794	—	350	1,622
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At September 30, 2019, December 31, 2018 and September 30, 2018, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where interest income was recognized on a cash basis.

# 25

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated.

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
September 30, 2019
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
September 30, 2019
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

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of September 30, 2019.

# 26

Note 4.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of September 30, 2019, December 31, 2018 and September 30, 2018:

Commitments to Extend Credit and Letters of Credit
	September 30, 2019	December 31, 2018	September 30, 2018
Notional Amount:
Commitments to Extend Credit	$340,976	$321,143	$335,587
Standby Letters of Credit	3,164	4,466	4,016
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	26	12	4

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at September 30, 2019, December 31, 2018 and September 30, 2018 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at September 30, 2019, December 31, 2018 and September 30, 2018, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
In the third quarter of 2019, Arrow entered into interest rate swap agreements with its commercial customers to provide them with a long-term fixed rate, while simultaneously Arrow entered into offsetting interest rate swap agreements with a counterparty to swap the fixed rate to a variable rate to manage interest rate exposure.
The Company's interest rate swap agreements are not designated as a hedge for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not present any material exposure to the Company's consolidated statements of income. The Company records its interest rate swap agreements at fair value and is presented on a gross basis within other assets and other liabilities on the consolidated balance sheets. Changes in the fair value of assets and liabilities arising from these derivatives are included, net, in other income in the consolidated statement of income.

# 27

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of the interest rate swap agreements.

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	September 30, 2019	December 31, 2018	September 30, 2018
Fair value adjustment included in other assets and other liabilities	498	—	—
Notional amount	39,577	—	—

# 28

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three- and nine-month periods ended September 30, 2019 and 2018:

Schedule of Comprehensive Income
	Three Months Ended September 30,			Nine Months Ended September 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2019
Net Unrealized Securities Holding Gains on Securities Available-for-Sale Arising During the Period	668	$(169)	499	5,796	$(1,473)	4,323
Amortization of Net Retirement Plan Actuarial Loss	172	(45)	127	514	(133)	381
Amortization of Net Retirement Plan Prior Service Cost	56	(14)	42	169	(42)	127
Other Comprehensive Income	$896	$(228)	$668	$6,479	$(1,648)	$4,831

2018
Net Unrealized Securities Holding Losses on Securities Available-for-Sale Arising During the Period	(1,203)	$306	(897)	(5,388)	$1,371	(4,017)
Amortization of Net Retirement Plan Actuarial Loss	81	(21)	60	244	(63)	181
Accretion of Net Retirement Plan Prior Service Cost	27	(7)	20	81	(21)	60
Other Comprehensive Loss	$(1,095)	$278	$(817)	$(5,063)	$1,287	$(3,776)

# 29

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on	Net	Net Prior
	Available-for-	Actuarial	Service
	Sale Securities	Gain (Loss)	(Cost) Credit	Total
For the Quarter-To-Date periods ended:

June 30, 2019	$127	$(8,717)	$(1,057)	$(9,647)
Other comprehensive income before reclassifications	499	—	—	499
Amounts reclassified from accumulated other comprehensive income		127	42	169
Net current-period other comprehensive income	499	127	42	668
September 30, 2019	$626	$(8,590)	$(1,015)	$(8,979)

June 30, 2018	$(4,701)	$(6,259)	$(844)	$(11,804)
Other comprehensive loss before reclassifications	(897)	—	—	(897)
Amounts reclassified from accumulated other comprehensive loss	—	60	20	80
Net current-period other comprehensive income (loss)	(897)	60	20	(817)
September 30, 2018	$(5,598)	$(6,199)	$(824)	$(12,621)

For the Year-To-Date periods ended:

December 31, 2018	$(3,697)	$(8,971)	$(1,142)	$(13,810)
Other comprehensive income or loss before reclassifications	4,323	—	—	4,323
Amounts reclassified from accumulated other comprehensive income	—	381	127	508
Net current-period other comprehensive income	4,323	381	127	4,831
September 30, 2019	$626	$(8,590)	$(1,015)	$(8,979)

December 31, 2017	$(1,250)	$(6,380)	$(884)	$(8,514)
Other comprehensive income or loss before reclassifications	(4,017)	—	—	(4,017)
Amounts reclassified from accumulated other comprehensive income	—	181	60	241
Net current-period other comprehensive income	(4,017)	181	60	(3,776)
Amounts reclassified from accumulated other comprehensive income	$(331)			$(331)
September 30, 2018	$(5,598)	$(6,199)	$(824)	$(12,621)

(1) All amounts are net of tax.

# 30

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

September 30, 2019
Amortization of defined benefit pension items:
Prior-service costs	$(56)	(1)	Salaries and Employee Benefits
Actuarial gains/(losses)	(172)	(1)	Salaries and Employee Benefits
	(228)		Total before Tax
	59		Provision for Income Taxes
	$(169)		Net of Tax

Total reclassifications for the period	$(169)		Net of Tax

September 30, 2018
Amortization of defined benefit pension items:
Prior-service costs	$(27)	(1)	Salaries and Employee Benefits
Actuarial gains/(losses)	(81)	(1)	Salaries and Employee Benefits
	(108)		Total before Tax
	28		Provision for Income Taxes
	$(80)		Net of Tax

Total reclassifications for the period	$(80)		Net of Tax

For the Year-to-date periods ended:

September 30, 2019
Amortization of defined benefit pension items:
Prior-service costs	$(169)	(1)	Salaries and Employee Benefits
Actuarial gains/(losses)	(514)	(1)	Salaries and Employee Benefits
	(683)		Total before Tax
	175		Provision for Income Taxes
	$(508)		Net of Tax

Total reclassifications for the period	$(508)		Net of Tax

September 30, 2018
Amortization of defined benefit pension items:
Prior-service costs	(81)	(1)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(244)	(1)	Salaries and Employee Benefits
	(325)		Total before Tax

# 31

Reclassifications Out of Accumulated Other Comprehensive Income

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other	Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income	Where Net Income Is Presented

	84	Provision for Income Taxes
	$(241)	Net of Tax

Total reclassifications for the period	$(241)	Net of Tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

# 32

Note 6.    STOCK-BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

Arrow has established three stock-based compensation plans: a Long Term Incentive Plan,, an Employee Stock Purchase Plan (ESPP) and an Employee Stock Ownership Plan (ESOP). All share and per share data have been adjusted for the September 27, 2019 3% stock dividend.

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

The following table summarizes information about stock option activity for the year to date period ended September 30, 2019.

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2019	293,058	$24.92
Granted	53,560	30.79
Exercised	(79,069)	20.72
Forfeited	(12,078)	24.39
Outstanding at September 30, 2019	255,471	27.40
Vested at Period-End	135,002	24.43
Expected to Vest	120,469	30.72

Stock Options Granted
Weighted Average Grant Date Information:
Fair Value of Options Granted	$5.58
Fair Value Assumptions:
Dividend Yield	3.26%
Expected Volatility	22.58%
Risk Free Interest Rate	2.63%
Expected Lives (in years)	8.68

The following table presents information on the amounts expensed related to stock options for the periods ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Amount expensed	$79	$80	$237	$243

Restricted Stock Units - The Company grants restricted stock units which gives the recipient the right to receive shares of Company stock upon vesting. The fair value of each restricted stock unit is the market value of Company stock on the date of grant. 100% of the restricted stock unit awards vest three years from the grant date. Once vested, the restricted stock units become vested units and are no longer forfeitable. Vested units settle upon retirement of the recipient. Unvested restricted stock unit awards will generally be forfeited if the recipient ceases to be employed by the Company, with limited exceptions.

# 33

The following table summarizes information about restricted stock unit activity for the period ended September 30, 2019.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	3,478	$31.62
Granted	4,018	30.79
Non-vested at September 30, 2019	7,496	31.17

The following table presents information on the amounts expensed related to restricted stock units for the periods ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Amount expensed	$19	$9	$55	$24

Employee Stock Purchase Plan
Arrow sponsors an ESPP under which employees may purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

Employee Stock Ownership Plan
Arrow maintains an ESOP, pursuant to which substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed funds from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes require annual payments of principal and interest through 2019.  As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.  In addition, the Company makes additional cash contributions to the Plan each year.
Shares pledged as collateral are reported as unallocated ESOP shares in stockholders' equity. As shares are released from collateral, Arrow reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.

# 34

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

The following tables provide the components of net periodic benefit costs for the three- and nine-month periods ended September 30, 2019 and 2018.

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended September 30, 2019:
Service Cost [1]	$382	$81	$30
Interest Cost [2]	513	54	91
Expected Return on Plan Assets [2]	(765)	—	—
Amortization of Prior Service Cost [2]	17	14	25
Amortization of Net Loss [2]	153	29	(10)
Net Periodic Cost	$300	$178	$136

Plan Contributions During the Period	$—	$117	$51

For the Three Months Ended September 30, 2018:
Service Cost [1]	$389	$104	$34
Interest Cost [2]	400	48	81
Expected Return on Plan Assets [2]	(841)	—	—
Amortization of Prior Service (Credit) Cost [2]	(12)	14	25
Amortization of Net Loss [2]	48	33	—
Net Periodic (Benefit) Cost	$(16)	$199	$140

Plan Contributions During the Period	$—	$116	$56

# 35

Net Periodic Benefit Cost
For the Nine Months Ended September 30, 2019:
Service Cost [1]	$1,146	$243	$91
Interest Cost [2]	1,253	162	273
Expected Return on Plan Assets [2]	(2,296)	—	—
Amortization of Prior Service (Credit) Cost [2]	52	41	76
Amortization of Net Loss [2]	460	86	(32)
Net Periodic (Benefit) Cost	$615	$532	$408

Plan Contributions During the Period	$—	$350	$142

Estimated Future Contributions in the Current Fiscal Year	$—	$—	$—

For the Nine Months Ended September 30, 2018:
Service Cost [1]	$1,168	$311	$102
Interest Cost [2]	1,199	152	248
Expected Return on Plan Assets [2]	(2,522)	—	—
Amortization of Prior Service (Credit) Cost [2]	(37)	43	75
Amortization of Net Loss [2]	145	99	—
Net Periodic (Benefit) Cost	$(47)	$605	$425

Plan Contributions During the Period	$—	$349	$175

Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan in 2019 was not required, and currently, additional contributions in 2019 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended September 30, 2019 and 2018.  All share and per share amounts have been adjusted for the September 27, 2019, 3% stock dividend.

Earnings Per Share
	Quarterly Period Ended:		Year-to-Date Period Ended:
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Earnings Per Share - Basic:
Net Income	$10,067	$9,260	$27,735	$27,521
Weighted Average Shares - Basic	14,955	14,864	14,927	14,825
Earnings Per Share - Basic	$0.67	$0.62	$1.86	$1.85

Earnings Per Share - Diluted:
Net Income	$10,067	$9,260	$27,735	$27,521
Weighted Average Shares - Basic	14,955	14,864	14,927	14,825
Dilutive Average Shares Attributable to Stock Options	36	92	41	89
Weighted Average Shares - Diluted	14,991	14,956	14,968	14,914
Earnings Per Share - Diluted	$0.67	$0.62	$1.85	$1.84

# 36

Note 9.    FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2019, December 31, 2018 and September 30, 2018 were securities available-for-sale, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
September 30, 2019
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$5,056	$—	$5,056	$—
State and Municipal Obligations	965	—	965	—
Mortgage-Backed Securities	307,361	—	307,361	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	314,182	—	314,182	—
Equity Securities	1,996	—	1,996	—
Total Securities Measured on a Recurring Basis	$316,178	$—	$316,178	$—
Derivatives, included in other assets	498	—	498	—
Total Measured on a Recurring Basis	$316,676	$—	$316,676	$—
Liabilities:
Derivatives, included in other liabilities	498	—	498	—
Total Measured on a Recurring Basis	$498	$—	$498	$—
December 31, 2018
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$46,765	$—	$46,765	$—
State and Municipal Obligations	1,195	—	1,195	—
Mortgage-Backed Securities	268,775	—	268,775	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	317,535		317,535
Equity Securities	1,774	—	1,774	—
Total Securities Measured on a Recurring Basis	$319,309	$—	$319,309	$—

# 37

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$59,602	$—	$59,602	$—
State and Municipal Obligations	2,548	—	2,548	—
Mortgage-Backed Securities	277,461	—	277,461	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	340,411		340,411
Equity Securities	1,916	—	1,916	—
Total Securities Measured on a Recurring Basis	$342,327	$—	$342,327	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
September 30, 2019
Collateral Dependent Impaired Loans	$324	$—	$—	$324
Other Real Estate Owned and Repossessed Assets, Net	1,274	—	—	1,274	(111)
December 31, 2018
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	1,260	—	—	1,260	(132)
September 30, 2018
Collateral Dependent Impaired Loans	$857	$—	$—	$857
Other Real Estate Owned and Repossessed Assets, Net	1,220	—	—	1,220	(43)

The fair value of financial instruments is determined under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

There were no transfers between Levels 1, 2 and 3 for the three months ended September 30, 2019, December 31, 2018 and September 30, 2018.

# 38

Fair Value Methodology for Assets and Liabilities Measured on a Recurring Basis

The fair value of Level 1 securities available-for-sale are based on unadjusted, quoted market prices from exchanges in active markets. The fair value of Level 2 securities available-for-sale are based on an independent bond and equity pricing service for identical assets or significantly similar securities and an independent equity pricing service for equity securities not actively traded.  The pricing services use a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  The fair value of Level 2 derivatives is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes.

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at September 30, 2019, December 31, 2018 and September 30, 2018.

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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Cash and Cash Equivalents	$92,298	$92,298	$92,298	$—	$—
Securities Available-for-Sale	314,182	314,182	—	314,182	—
Securities Held-to-Maturity	255,095	259,128	—	259,128	—
Equity Securities	1,996	1,996	—	1,996	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,627	6,627	—	6,627	—
Net Loans	2,314,660	2,274,701	—	—	2,274,701

# 39

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Accrued Interest Receivable	8,097	8,097	—	8,097	—
Derivatives, included in Other Assets	498	498		498
Deposits	2,614,547	2,610,404	—	2,610,404	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	72,869	72,869	—	72,869	—
Federal Home Loan Bank Overnight Advances	48,000	48,000	—	48,000	—
Federal Home Loan Bank Term Advances	30,000	29,988	—	29,988	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	1,500	1,500	—	1,500	—
Derivatives, included in Other Liabilities	498	498	—	498	—

December 31, 2018
Cash and Cash Equivalents	$84,239	$84,239	$84,239	$—	$—
Securities Available-for-Sale	317,535	317,535	—	317,535	—
Securities Held-to-Maturity	283,476	280,338	—	280,338	—
Equity Securities	1,774	1,774		1,774
Federal Home Loan Bank and Federal Reserve Bank Stock	15,506	15,506	—	15,506	—
Net Loans	2,176,019	2,114,372	—	—	2,114,372
Accrued Interest Receivable	7,035	7,035	—	7,035	—
Deposits	2,345,584	2,338,410	—	2,338,410	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	54,659	54,659	—	54,659	—
Federal Home Loan Bank Overnight Advances	234,000	234,000	—	234,000	—
Federal Home Loan Bank Term Advances	45,000	44,652	—	44,652	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	570	570	—	570	—

September 30, 2018
Cash and Cash Equivalents	$92,295	$92,295	$92,295	$—	$—
Securities Available-for-Sale	340,411	340,411	—	340,411	—
Securities Held-to-Maturity	289,952	282,719	—	282,719	—
Equity Securities	1,916	1,916	—	1,916
Federal Home Loan Bank and Federal Reserve Bank Stock	10,866	10,866	—	10,866	—
Net Loans	2,106,097	2,030,278	—	—	2,030,278
Accrued Interest Receivable	8,028	8,028	—	8,028	—
Deposits	2,407,855	2,398,987	—	2,398,987	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	62,503	62,503	—	62,503	—
Federal Home Loan Bank Overnight Advances	131,000	131,000	—	131,000	—
Federal Home Loan Bank Term Advances	45,000	44,488	—	44,488	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	485	485	—	485	—
# 40

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
Arrow leases five of its branch offices, at market rates, from Stewart’s Shops Corp.  Mr. Gary C. Dake, President of Stewart’s Shops Corp., serves as a director on the board of directors of each of Arrow and Saratoga National Bank and Trust Company.

The following includes quantitative data related to the Company's leases as of and for the nine months ended September 30, 2019:

Finance Lease Amounts:	Classification
Right-of-use Assets	Premises and Equipment, Net	$5,199
Lease Liabilities	Finance Leases	5,263

Operating Lease Amounts:
Right-of-use Assets	Other Assets	$5,815
Lease Liabilities	Other Liabilities	5,876

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$71
Operating Outgoing Cash Flows From Operating Leases		563
Financing Outgoing Cash Flows From Finance Leases		19
Right-of-use Assets Obtained In Exchange For New Finance Lease Liabilities		5,271
Right-of-use Assets Obtained In Exchange For New Operating Lease Liabilities		6,266
Weighted-average Remaining Lease Term—Finance Leases (Yrs.)		31.05
Weighted-average Remaining Lease Term—Operating Leases (Yrs.)		13.75
Weighted-average Discount Rate—Finance Leases %		3.75%
Weighted-average Discount Rate—Operating Leases %		3.35%

Lease cost information for the Company's leases is as follows:
	Three Months Ended	Nine Months Ended
	9/30/2019	9/30/2019
Lease Cost:
Finance Lease Cost:
Amortization of Right-of-use assets	$28	$72
Interest on Lease Liabilities	28	71
Operating Lease Cost	211	577
Short-term Lease Cost	17	73
Variable Lease Cost	45	140
Total Lease Cost	$329	$933

# 41

Future Lease Payments at September 30, 2019 are as follows:

	Operating Leases	Financing Leases
Twelve Months Ended:
9/30/2020	$805	$207
9/30/2021	709	236
9/30/2022	597	206
9/30/2023	541	243
9/30/2024	531	247
Thereafter	4,240	8,297
Total Undiscounted Cash Flows	$7,423	$9,436
Less: Net Present Value Adjustment	1,547	4,173
Lease Liability	$5,876	$5,263

Arrow adopted ASU 2016-02 using a modified retrospective adoption at January 1, 2019 as discussed in Note 1. The following disclosure is provided for the period prior to the adoption.
Future minimum lease payments on operating leases at December 31, 2018 were as follows:

Operating Leases
2019	$857
2020	626
2021	497
2022	357
2023	286
2024 and beyond	2,776
Total Minimum Lease Payments	$5,399

# 42

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Arrow Financial Corporation:
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of income, comprehensive income and changes in stockholders’ equity for the three-month and nine-month periods ended September 30, 2019 and 2018, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 5, 2019

# 43

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2019

NOTE ON TERMINOLOGY
In this Quarterly Report on Form 10-Q (this Report), the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Form 10-Q, our performance is compared with that of our "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 146 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s "Bank Holding Company Performance Report" for June 30, 2019 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

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

These forward-looking statements may not be exhaustive, are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  You should not place undue reliance on any such forward-looking statements. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to:

•	rapid and dramatic changes in economic and market conditions;

•	sharp fluctuations in interest rates, economic activity, or consumer spending patterns;

•	sudden changes in the market for products provided, such as real estate loans;

•
significant changes in banking or other laws and regulations, including both enactment of new legal or regulatory measures (e.g., the Economic Growth, Regulatory Relief, and Consumer Protection Act ("Economic Growth Act") and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank")) or the modification or elimination of pre-existing measures;

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

The Company is under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results. All forward-looking statements, express or implied, included in this Report and the documents incorporated by reference and that are attributable to the Company are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that the Company or any persons acting on our behalf may issue. This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Annual Report) and our other filings with the SEC.

# 44

USE OF NON-GAAP FINANCIAL MEASURES
The SEC has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain "non-GAAP financial measures."  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of "non-GAAP financial measures" certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required.  The following measures used in this Report, which are commonly utilized by financial institutions, have not been specifically exempted by the SEC and may constitute "non-GAAP financial measures" within the meaning of the SEC's rules, although the Company is unable to state with certainty that the SEC would so regard them.

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

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and noninterest income.  Net interest income as utilized in calculating the efficiency ratio is typically the same as the net interest income presented in Selected Financial Information table discussed in the preceding paragraph, i.e., it is expressed on a tax-equivalent basis.  Moreover, many financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain recurring component elements of income and expense, such as intangible asset amortization (which is included in noninterest expense under GAAP but may be excluded therefrom for purposes of calculating the efficiency ratio) and securities gains or losses (which are reflected in the calculation of noninterest income under GAAP but may be excluded therefrom for purposes of calculating the efficiency ratio).  The Company makes these adjustments.

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

Adjustments for Certain Items of Income or Expense:  In addition to our regular utilization in our public filings and disclosures of the various non-GAAP measures commonly utilized by financial institutions discussed above, the Company also may elect from time to time, in connection with our presentation of various financial measures prepared in accordance with GAAP, such as net income, earnings per share (i.e. EPS), return on average assets (i.e. ROA), and return on average equity (i.e. ROE), to provide as well certain comparative disclosures that adjust these GAAP financial measures, typically by removing them from the impact of certain transactions or other material items of income or expense that are unusual or unlikely to be repeated.  The Company will do so only if it believes that provision of the resulting non-GAAP financial measures may improve the average investor's understanding of our results of operations by separating out items that have a disproportional positive or negative impact on the particular period in question or by otherwise permitting a better comparison from period-to-period in our results of operations with respect to our fundamental lines of business, including the commercial banking business.

The Company believes that the non-GAAP financial measures disclosed from time-to-time are useful in evaluating our performance and that such information should be considered as supplemental in nature, and not as a substitute for or superior to, the related financial information prepared in accordance with GAAP.  Non-GAAP financial measures may differ from similar measures presented by other companies.

# 45

Arrow Financial Corporation Selected Quarterly Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018
Net Income	$10,067	$8,934	$8,734	$8,758	$9,260
Transactions in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	109	—	57	(106)	85

Share and Per Share Data:[1]
Period End Shares Outstanding	14,969	14,949	14,909	14,907	14,875
Basic Average Shares Outstanding	14,955	14,922	14,903	14,885	14,864
Diluted Average Shares Outstanding	14,991	14,963	14,956	14,949	14,956
Basic Earnings Per Share	$0.67	$0.60	$0.59	$0.59	$0.62
Diluted Earnings Per Share	0.67	0.60	0.58	0.59	0.62
Cash Dividend Per Share	0.252	0.252	0.252	0.252	0.245

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$27,083	$25,107	$26,163	$34,782	$30,522
Investment Securities	545,073	584,679	611,161	637,341	636,847
Loans	2,308,879	2,255,299	2,210,642	2,160,435	2,089,651
Deposits	2,472,528	2,436,290	2,347,985	2,347,231	2,279,709
Other Borrowed Funds	231,291	253,302	330,086	315,172	314,304
Stockholders’ Equity	289,016	280,247	272,864	268,503	263,139
Total Assets	3,023,043	2,997,458	2,977,056	2,954,029	2,879,854
Return on Average Assets, annualized	1.32%	1.20%	1.19%	1.18%	1.28%
Return on Average Equity, annualized	13.82%	12.79%	12.98%	12.94%	13.96%
Return on Average Tangible Equity, annualized [2]	15.05%	13.96%	14.22%	14.20%	15.36%
Average Earning Assets	$2,881,035	$2,865,085	$2,847,966	$2,832,558	$2,757,020
Average Paying Liabilities	2,213,642	2,235,462	2,224,403	2,189,233	2,110,924
Interest Income	27,952	27,227	26,213	26,000	24,495
Tax-Equivalent Adjustment [3]	344	376	373	376	376
Interest Income, Tax-Equivalent [3]	28,296	27,603	26,586	26,376	24,871
Interest Expense	5,649	5,520	5,092	4,343	3,498
Net Interest Income	22,303	21,707	21,121	21,657	20,997
Net Interest Income, Tax-Equivalent [3]	22,647	22,083	21,494	22,033	21,373
Net Interest Margin, annualized	3.07%	3.04%	3.01%	3.03%	3.02%
Net Interest Margin, Tax Equivalent, annualized [3]	3.12%	3.09%	3.06%	3.09%	3.08%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$16,791	$16,908	$16,652	$16,881	$16,026
Less: Intangible Asset Amortization	61	44	79	65	65
Net Noninterest Expense	$16,730	$16,864	$16,573	$16,816	$15,961
Net Interest Income, Tax-Equivalent [3]	$22,647	$22,083	$21,494	$22,033	$21,373
Noninterest Income	7,691	6,896	6,887	6,799	7,350
Less: Net Changes in Fair Value of Equity Invest.	146	—	76	(142)	114
Net Gross Income	$30,192	$28,979	$28,305	$28,974	$28,609
Efficiency Ratio [4]	55.41%	58.19%	58.55%	58.04%	55.79%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$292,228	$284,649	$276,609	$269,584	$264,810
Book Value per Share [1]	19.52	19.04	18.55	18.08	17.80
Goodwill and Other Intangible Assets, net	23,586	23,603	23,650	23,725	23,827
Tangible Book Value per Share [1,2]	17.95	17.46	16.97	16.49	16.20

Capital Ratios:[5]
Tier 1 Leverage Ratio	10.04%	9.88%	9.73%	9.61%	9.67%
Common Equity Tier 1 Capital Ratio	12.93%	12.99%	12.98%	12.89%	12.89%
Tier 1 Risk-Based Capital Ratio	13.85%	13.93%	13.95%	13.87%	13.90%
Total Risk-Based Capital Ratio	14.81%	14.91%	14.93%	14.86%	14.90%
Assets Under Trust Admin. & Investment Mgmt.	$1,485,116	$1,496,966	$1,483,259	$1,385,752	$1,551,289

# 46

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 27, 2019, 3% stock dividend.

2.
Non-GAAP Financial Measures Reconciliation: Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which the Company believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 45.

		9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018
	Total Stockholders' Equity (GAAP)	$292,228	$284,649	$276,609	$269,584	$264,810
	Less: Goodwill and Other Intangible assets, net	23,586	23,603	23,650	23,725	23,827
	Tangible Equity (Non-GAAP)	$268,642	$261,046	$252,959	$245,859	$240,983

	Period End Shares Outstanding	14,969	14,949	14,909	14,907	14,875
	Tangible Book Value per Share (Non-GAAP)	$17.95	$17.46	$16.97	$16.49	$16.20
	Net Income	10,067	8,934	8,734	8,758	9,260
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	15.05%	13.96%	14.22%	14.20%	15.36%

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which the Company believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 45.

		9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018
	Interest Income (GAAP)	$27,952	$27,227	$26,213	$26,000	$24,495
	Add: Tax-Equivalent adjustment (Non-GAAP)	344	376	373	376	376
	Interest Income - Tax Equivalent (Non-GAAP)	$28,296	$27,603	$26,586	$26,376	$24,871
	Net Interest Income (GAAP)	$22,303	$21,707	$21,121	$21,657	$20,997
	Add: Tax-Equivalent adjustment (Non-GAAP)	344	376	373	376	376
	Net Interest Income - Tax Equivalent (Non-GAAP)	$22,647	$22,083	$21,494	$22,033	$21,373
	Average Earning Assets	$2,881,035	$2,865,085	$2,847,966	$2,832,558	$2,757,020
	Net Interest Margin (Non-GAAP)*	3.12%	3.09%	3.06%	3.09%	3.08%

4.
Non-GAAP Financial Measures: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. The Company believes the efficiency ratio provides investors with information that is useful in understanding our financial performance. The Company defines efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals tax-equivalent net interest income plus noninterest income, as adjusted). There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 45.

5.
For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. All prior quarters reflect actual results. The September 30, 2019 CET1 ratio listed in the tables (i.e., 12.93%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018
	Total Risk Weighted Assets	$2,184,214	$2,121,541	$2,075,115	$2,046,495	$1,999,849
	Common Equity Tier 1 Capital	282,485	275,528	269,363	263,863	257,852
	Common Equity Tier 1 Capital Ratio	12.93%	12.99%	12.98%	12.89%	12.89%

     * Quarterly ratios have been annualized.

# 47

Arrow Financial Corporation Selected Year-to-Date Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Nine Months Ended	9/30/2019	9/30/2018
Net Income	$27,735	$27,521
Transactions Recorded in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	166	264

Share and Per Share Data: [1]
Period End Shares Outstanding	14,969	14,875
Basic Average Shares Outstanding	14,927	14,825
Diluted Average Shares Outstanding	14,968	14,914
Basic Earnings Per Share	$1.86	$1.85
Diluted Earnings Per Share	1.85	1.84
Cash Dividend Per Share	0.76	0.72

Selected Year-to-Date Average Balances:
Interest-Bearing Deposits at Banks	$26,121	$29,024
Investment Securities	580,062	642,380
Loans	2,258,633	2,029,597
Deposits	2,419,390	2,303,454
Other Borrowed Funds	271,198	240,027
Stockholders’ Equity	280,769	256,913
Total Assets	2,999,354	2,822,635
Return on Average Assets, annualized	1.24%	1.30%
Return on Average Equity, annualized	13.21%	14.32%
Return on Average Tangible Equity, annualized [2]	14.42%	15.80%
Average Earning Assets	2,864,816	2,701,001
Average Paying Liabilities	2,224,463	2,087,445
Interest Income	81,392	70,503
Tax-Equivalent Adjustment [3]	1,093	1,335
Interest Income, Tax-Equivalent [3]	82,485	71,838
Interest Expense	16,261	8,142
Net Interest Income	65,131	62,361
Net Interest Income, Tax-Equivalent [3]	66,224	63,696
Net Interest Margin, annualized	3.04%	3.09%
Net Interest Margin, Tax Equivalent, annualized [3]	3.09%	3.15%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$50,351	$48,174
Less: Intangible Asset Amortization	184	197
Net Noninterest Expense	50,167	47,977
Net Interest Income, Tax-Equivalent [3]	66,224	63,696
Noninterest Income	21,474	22,150
Less: Net Changes in Fair Value of Equity Securities	222	355
Net Gross Income	87,476	85,491
Efficiency Ratio [4]	57.35%	56.12%

# 48

Arrow Financial Corporation
Selected Year-to-Date Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 27, 2019, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which the Company believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 45.

		9/30/2019	9/30/2018
	Total Stockholders' Equity (GAAP)	$292,228	$264,810
	Less: Goodwill and Other Intangible assets, net	23,586	23,827
	Tangible Equity (Non-GAAP)	$268,642	$240,983

	Period End Shares Outstanding	14,969	14,875
	Tangible Book Value per Share (Non-GAAP)	$17.95	$16.20
	Net Income	27,735	27,521
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	14.42%	15.80%

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which the Company believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 45.

		9/30/2019	9/30/2018
	Interest Income (GAAP)	$81,392	$70,503
	Add: Tax-Equivalent adjustment (Non-GAAP)	$1,093	$1,335
	Net Interest Income - Tax Equivalent (Non-GAAP)	$82,485	$71,838
	Net Interest Income (GAAP)	$65,131	$62,361
	Add: Tax-Equivalent adjustment (Non-GAAP)	1,093	1,335
	Net Interest Income - Tax Equivalent (Non-GAAP)	$66,224	$63,696
	Average Earning Assets	$2,864,816	$2,701,001
	Net Interest Margin (Non-GAAP)*	3.09%	3.15%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. The Company believes efficiency ratio provides investors with information that is useful in understanding financial performance. Efficiency ratio is defined as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). See "Use of Non-GAAP Financial Measures" on page 45.

* Year-to-date ratios have been annualized.

# 49

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Quarter Ended September 30:	2019			2018
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$27,083	$182	2.67%	$30,522	$182	2.37%
Investment Securities:
Fully Taxable	328,328	2,018	2.44	394,072	2,187	2.20
Exempt from Federal Taxes	216,745	1,132	2.07	242,775	1,287	2.10
Loans	2,308,879	24,620	4.23	2,089,651	20,839	3.96
Total Earning Assets	2,881,035	27,952	3.85	2,757,020	24,495	3.52
Allowance for Loan Losses	(20,617)			(19,596)
Cash and Due From Banks	36,423			38,344
Other Assets	126,202			104,086
Total Assets	$3,023,043			$2,879,854
Deposits:
Interest-Bearing Checking Accounts	$686,017	500	0.29	$801,193	390	0.19
Savings Deposits	924,868	2,317	0.99	744,808	901	0.48
Time Deposits of $250,000 or More	86,018	451	2.08	75,888	301	1.57
Other Time Deposits	285,448	1,255	1.74	174,731	370	0.84
Total Interest-Bearing Deposits	1,982,351	4,523	0.91	1,796,620	1,962	0.43
Short-Term Borrowings	176,028	703	1.58	249,304	1,075	1.71
FHLBNY Term Advances & Other Long-Term Debt	50,000	395	3.13	65,000	461	2.81
Finance Leases	5,263	28	2.11	—	—	—
Total Interest-Bearing Liabilities	2,213,642	5,649	1.01	2,110,924	3,498	0.66
Noninterest-bearing deposits	490,177			483,089
Other Liabilities	30,208			22,702
Total Liabilities	2,734,027			2,616,715
Stockholders’ Equity	289,016			263,139
Total Liabilities and Stockholders’ Equity	$3,023,043			$2,879,854
Net Interest Income		$22,303			$20,997
Net Interest Spread			2.84%			2.86%
Net Interest Margin			3.07%			3.02%

# 50

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Nine Months Ended September 30:	2019			2018
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$26,121	$572	2.93%	$29,024	$474	2.18%
Investment Securities:
Fully Taxable	353,428	6,671	2.52	376,869	6,128	2.17
Exempt from Federal Taxes	226,634	3,606	2.13	265,511	4,295	2.16
Loans	2,258,633	70,543	4.18	2,029,597	59,606	3.93
Total Earning Assets	2,864,816	81,392	3.80	2,701,001	70,503	3.49
Allowance for Loan Losses	(20,352)			(19,065)
Cash and Due From Banks	34,907			36,306
Other Assets	119,983			104,392
Total Assets	$2,999,354			$2,822,634
Deposits:
Interest-Bearing Checking Accounts	$728,931	1,435	0.26	$860,355	1,165	0.18
Savings Deposits	879,576	5,926	0.90	739,684	2,134	0.39
Time Deposits of $250,000 or More	87,714	1,362	2.08	78,671	833	1.42
Other Time Deposits	257,044	3,099	1.61	168,708	911	0.72
Total Interest-Bearing Deposits	1,953,265	11,822	0.81	1,847,418	5,043	0.36
Short-Term Borrowings	212,977	3,102	1.95	172,463	1,736	1.35
FHLBNY Term Advances and Other Long-Term Debt	54,469	1,266	3.11	67,564	1,363	2.70
Finance Leases	3,752	71	3.72	—	—	—
Total Interest-Bearing Liabilities	2,224,463	16,261	0.98	2,087,445	8,142	0.52
Noninterest-bearing deposits	466,125			456,036
Other Liabilities	27,998			22,240
Total Liabilities	2,718,586			2,565,721
Stockholders’ Equity	280,769			256,913
Total Liabilities and Stockholders’ Equity	$2,999,354			$2,822,634
Net Interest Income		$65,131			$62,361
Net Interest Spread			2.82%			2.97%
Net Interest Margin			3.04%			3.09%

# 51

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month period ended September 30, 2019 and the financial condition as of September 30, 2019 and 2018.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of Q3 2019 Financial Results: Net income was $10.1 million for the third quarter of 2019, an increase of $807 thousand, or 8.7%, over net income for the third quarter of 2018. Diluted earnings per share (EPS) for the quarter was $0.67, an increase of 8.1% from the EPS of $0.62 reported for the third quarter of 2018. Return on average equity (ROE) for the third quarter of 2019 decreased to 13.82%, as compared to a ROE of 13.96% for the quarter ended September 30, 2018. Return on average assets (ROA) for the 2019 third quarter was 1.32%, an increase from an ROA of 1.28% for the quarter ended September 30, 2018.
Factors contributing to the results for the current quarter compared to the prior year comparable quarter are as follows:
Net interest income increased 6.2% to $22.3 million, driven by the $3.8 million increase in interest and fees on loans resulting from continued strong loan growth. The net interest margin was 3.07% for the quarter, compared to 3.02% for the third quarter of 2018. The increase in net interest margin from the third quarter of 2018 was primarily due to an improved balance sheet mix. Loans increased $209.5 million as compared to September 30, 2018. Yield on loans improved from 3.96% for the third quarter of 2018 to 4.23% for the third quarter of 2019. Funding of loans came from a reduction of investments as well as an increase in deposits versus short and long-term borrowing. Third quarter average interest-bearing liabilities were $2.2 billion as of September 30, 2019 as compared to $2.1 billion as of September 30, 2018. Total combined Federal Home Loan Bank Overnight and Term Advances as of September 30, 2019, declined $98.0 million from September 30, 2018.
Noninterest income for the three months ended September 30, 2019, was $7.7 million, compared to $7.4 million in the comparable 2018 quarter. For the third quarter of 2019, income from fiduciary activities and insurance combined to generate 13.8% of total revenue of the quarter. For the third quarter of 2018, income from fiduciary activities and insurance combined to generate 15.1% of total revenue for the quarter.
Noninterest expense for the third quarter of 2019 increased 4.8% to $16.8 million, from $16.0 million for the third quarter of 2018. Technology and equipment expense increased $546 thousand, and other operating expense increased $481 thousand from the comparable quarter in 2018. FDIC Small Bank Assessment Credits of $687 thousand were fully recorded in the third quarter of 2019.
The provision for income taxes was $2.6 million for the third quarter of 2019 compared to $2.5 million for the same quarter of 2018. The effective income tax rates for the three-month periods ended September 30, 2019 and 2018 were 20.6% and 21.1%, respectively.
The changes in net income, net interest income and net interest margin between the three-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 65.

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

Regulatory Capital and Increase in Stockholders' Equity: At September 30, 2019, the Company continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.  Pursuant to the Capital Rules, required minimum regulatory capital levels for insured banks and their parent holding companies increased in 2019.  Pursuant to Economic Growth Act, the federal bank regulators were required to implement a simplified community bank leverage ratio capital standard that may be applicable to Arrow and its subsidiary banks to allow them to satisfy all applicable capital and leverage requirements, including the currently applicable risk-based capital ratio requirements.   The federal bank regulators have issued a final rule to implement the “community bank leverage ratio”, introducing an optional simplified measure of capital adequacy for qualifying community banking organizations (the community bank leverage ratio (CBLR) framework).  To qualify for the CBLR framework, a community banking organization must satisfy certain requirements, including having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.  A qualifying community banking organizational that opts into the CBLR framework and meets all requirements under the CBLR framework will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations and will not be required to report or calculate risk-based capital.  Based on preliminary estimates, the Company’s leverage ratio computed in compliance with this new standard is expected to exceed this new 9% threshold.  This final rule will be effective as of January 1, 2020, and qualifying community banking organizations can utilize the CBLR framework for purposes of filing their call reports or Form FR Y-9C, as applicable, for the first quarter of 2020 (i.e., as of March 31, 2020).
Stockholders’ equity was $292.2 million at September 30, 2019, an increase of $22.6 million, or 8.4%, from the December 31, 2018 level of $269.6 million, and an increase of $27.4 million, or 10.4%, from the prior-year level. The increase in stockholders' equity over the first nine months of 2019 principally reflected the following factors: (i) $27.74 million of net income for the period, plus (ii) other comprehensive income of $4.83 million, plus (iii) issuance of $3.76 million of common stock through employee benefit and dividend reinvestment plans; reduced by (iv) cash dividends of $11.31 million; and (v) repurchases of common stock of $2.37 million. The

# 52

components of the change in stockholders’ equity since year-end 2018 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 7, and are discussed in more detail in the next section.
At September 30, 2019, book value per share was $19.52, up by 9.7% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $17.95, an increase of $1.75, or 10.8%, over the level as of September 30, 2018. See the disclosure on page 45 related to the use of non-GAAP financial measures including tangible book value.
On September 30, 2019, the Company's closing stock price was $33.39, representing a trading multiple of 1.86 to tangible book value. As adjusted for the 3% stock dividend distributed September 27, 2019, in the third quarter of 2019, the Company paid a quarterly cash dividend of $0.25. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 63.

Loan Quality: Net charge-offs for the third quarter of 2019 were $282 thousand as compared to $223 thousand for the comparable 2018 quarter. The ratio of net charge-offs to average loans (annualized) was 0.05% for the third quarter of 2019 compared to 0.04% for the third quarter of 2018. At September 30, 2019, the allowance for loan losses was $20.9 million representing 0.90% of total loans, which is a decrease from the September 30, 2018 ratio of 0.94%. The allowance was determined to be appropriate and reflects the continuing strong credit quality in the loan portfolio.
Nonperforming loans were $4.7 million at September 30, 2019, representing 0.20% of period-end loans, a decrease from the September 30, 2018 ratio of 0.27%. The ratio continues to compare favorably with the weighted average ratio of the peer group of 0.53% at June 30, 2019.

Loan Segments: During the quarter ended September 30, 2019, total loans grew by $55.3 million, or 2.4% as compared to the balance at June 30, 2019. The largest increase was in consumer loans, which increased during the quarter by $26.8 million, or 3.4%. In addition, residential real estate loans expanded by $16.9 million, or 1.9% and the total commercial loan portfolio increased by $11.6 million, or 1.8%.

•
Commercial Loans: These loans comprised 6.1% of the total loan portfolio at period-end. The business sector, including small- and mid-sized businesses with headquarters in the Company's service area, continued to be in reasonably good financial condition at period-end.

•
Commercial Real Estate Loans: These loans comprised 21.3% of the total loan portfolio at period-end. Commercial property values in the Company's region have remained stable in recent periods. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.

•
Consumer Loans: These loans (primarily automobile loans) comprised 34.5% of the total loan portfolio at period-end. Consumer automobile loans at September 30, 2019, were $799 million, or 99.2% of this portfolio segment. In the first nine months of 2019, the Company did not experience any significant increase in the delinquency rate or in the percentage of nonperforming loans in this segment.

•
Residential Real Estate Loans: These loans, including home equity loans, made up 38.1% of the total loan portfolio at period-end. The residential real estate market in the Company's service area has been stable in recent periods. The Company originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. The Company typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions.

Liquidity and Access to Credit Markets: The Company has not experienced any liquidity problems or special concerns thus far in 2019, or at any time in recent history. The terms of the Company's lines of credit with correspondent banks, the FHLBNY and the Federal Reserve Bank of New York, have not changed significantly in recent periods (see the general liquidity discussion on page 63). Historically, the Company has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises, including a severe crisis.

Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in its litigation escrow account. On September 18, 2018, Visa issued a press release announcing that it and other defendants entered into a settlement agreement with class plaintiffs in the related litigation case, and it expects the damage class plaintiffs to file a motion for preliminary approval of the settlement with the court. If the settlement is approved and the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. On September 27, 2019, Visa deposited $300 million into the litigation escrow account that was established pursuant to Visa’s U.S. retrospective responsibility plan, which reduces the conversion rate of Class B shares to Class A shares. This did not have a significant effect on the number of Class B shares currently convertible to Class A shares by Glens Falls National. At September 30, 2019, Glens Falls National held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, the Company does not recognize any economic value for these shares.

# 53

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	September 30, 2019	At Period-End December 31, 2018	September 30, 2018	$ Change From December	$ Change From September	% Change From December (not annualized)	% Change From September
Interest-Bearing Bank Balances	$26,416	$27,710	$34,910	$(1,294)	$(8,494)	(4.7)%	(24.3)%
Securities Available-for-Sale	314,182	317,535	340,411	(3,353)	(26,229)	(1.1)%	(7.7)%
Securities Held-to-Maturity	255,095	283,476	289,952	(28,381)	(34,857)	(10.0)%	(12.0)%
Equity Securities	1,996	1,774	1,916	222	80	12.5%	4.2%
Loans (1)	2,335,591	2,196,215	2,126,100	139,376	209,491	6.3%	9.9%
Allowance for Loan Losses	20,931	20,196	20,003	735	928	3.6%	4.6%
Earning Assets (1)	2,939,907	2,842,216	2,804,155	97,691	135,752	3.4%	4.8%
Total Assets	$3,112,822	$2,988,334	$2,953,220	$124,488	$159,602	4.2%	5.4%
Noninterest-Bearing Deposits	$516,876	$472,768	$490,469	$44,108	$26,407	9.3%	5.4%
Interest-Bearing Checking Accounts	801,446	790,781	899,547	10,665	(98,101)	1.3%	(10.9)%
Savings Deposits	929,691	818,048	758,727	111,643	170,964	13.6%	22.5%
Time Deposits over $250,000	96,770	73,583	76,226	23,187	20,544	31.5%	27.0%
Other Time Deposits	269,764	190,404	182,886	79,360	86,878	41.7%	47.5%
Total Deposits	$2,614,547	$2,345,584	$2,407,855	$268,963	$206,692	11.5%	8.6%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$72,869	$54,659	$62,503	$18,210	$10,366	33.3%	16.6%
FHLBNY Advances - Overnight	48,000	234,000	131,000	(186,000)	(83,000)	(79.5)%	(63.4)%
FHLBNY Advances - Term	30,000	45,000	45,000	(15,000)	(15,000)	(33.3)%	(33.3)%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	292,228	269,584	264,810	22,644	27,418	8.4%	10.4%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at September 30, 2019, was $2.3 billion, an increase of $139.4 million, or 6.3%, from the December 31, 2018 level and up by $209.5 million, or 9.9%, from the September 30, 2018 level. The following trends were experienced in our largest segments:

•
Commercial and commercial real estate loans: This segment of the loan portfolio increased by $18.8 million, or 3.0%, during the first nine months of 2019, representing the continued demand for such loans.

•
Consumer loans (primarily automobile loans through indirect lending): As of September 30, 2019, these loans, primarily auto loans, increased by $86.3 million, or 12.0%, from the December 31, 2018 balance, reflecting a continuation of strong demand for new and used vehicles throughout our region-wide dealer network.

•
Residential real estate loans: This segment increased during the first nine months of 2019 by $34.3 million, or 4.0%. The growth in this segment was less than that in the nine-month period ending September 30, 2018. Factors contributing to the lower increase in growth compared to the prior year include increases in both loan prepayments and loan sales, as well as higher mortgage rates earlier in the year.

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

# 54

Changes in Sources of Funds: Total deposits increased $269.0 million, or 11.5%, from December 31, 2018 to September 30, 2019 mainly due to the following: Other time deposits increased $79.4 million in 2019 mostly due to the net acquisition of $70 million in brokered deposits as Arrow's subsidiary banks diversified funding with more favorable rates as compared to wholesale borrowings. Savings deposits increased $111.6 million from December 31, 2018 to September 30, 2019. Noninterest-bearing deposits increased $44.1 million and $26.4 million from December 31, 2018 and September 30, 2018, respectively. Total combined Federal Home Loan Bank Overnight and Term Advances declined $201.0 million and $98.0 million from December 31, 2018 and September 30, 2018, respectively.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2018 to September 30, 2019 (in thousands).
The reduction in the portfolios on a combined basis during the period reflected the Company's continued strategy in recent years to reallocate earning assets from investment securities to higher yielding loans to maximize earning asset yields.

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	9/30/2019	12/31/2018	Change	9/30/2019	12/31/2018	Change
Securities Available-for-Sale:
U.S. Agency Securities	$5,056	$46,765	$(41,709)	$53	$(306)	$359
State and Municipal Obligations	965	1,195	(230)	—	2	(2)
Mortgage-Backed Securities	307,361	268,775	38,586	987	(4,452)	5,439
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Total	$314,182	$317,535	$(3,353)	$840	$(4,956)	$5,796

Securities Held-to-Maturity:
State and Municipal Obligations	$219,296	$233,359	$(14,063)	$3,635	$(2,423)	$6,058
Mortgage-Backed Securities	39,832	46,979	(7,147)	398	(715)	1,113
Total	$259,128	$280,338	$(21,210)	$4,033	$(3,138)	$7,171

Equity Securities	$1,996	$1,774	$222	$—	$—	$—

At September 30, 2019, the Company held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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

Other-Than-Temporary Impairment
Each quarter all investment securities with a fair value less than amortized cost are evaluated in the available-for-sale portfolio, the held-to-maturity portfolio and the equity securities portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first nine months of 2019.
Change in Net Unrealized Securities Gains (Losses): Nearly all of the change in net unrealized gains or losses during recent periods has been attributable to changes in the market yields during the periods in question, with no change in the credit-worthiness of the issuers.

# 55

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the nine-month periods ended September 30, 2019 or 2018.

Investment yields in the debt markets experienced some volatility in 2018 and the first nine months of 2019. The Company regularly reviews its interest rate risk position along with security holdings to evaluate if market opportunities have arisen that may present an opportunity to reposition certain securities as available-for-sale to enhance portfolio performance.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the three and nine-month periods ended September 30, 2019 and 2018, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Nine Months Ended
Purchases:	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Available-for-Sale Portfolio
Mortgage-Backed Securities	$55,028	$28,148	$70,418	$84,746

Maturities & Calls	$27,391	$27,283	$79,077	$36.663

	Three Months Ended		Nine Months Ended
Purchases:	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Held-to-Maturity Portfolio
State and Municipal Obligations	$1,302	$2,401	$3,398	$4,506

Maturities & Calls	$8,553	$10,105	$31,161	$49.721

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

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018
Commercial and Commercial Real Estate	$634,412	$627,634	$624,058	$609,343	$590,254
Consumer Loans	793,340	762,911	733,154	706,849	678,048
Residential Real Estate	758,523	739,667	725,274	712,274	686,705
Home Equity	122,604	125,087	128,156	131,969	134,644
Total Loans	$2,308,879	$2,255,299	$2,210,642	$2,160,435	$2,089,651

Percentage of Total Quarterly Average Loans

	Quarter Ended
	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018
Commercial and Commercial Real Estate	27.5%	27.9%	28.2%	28.2%	28.2%
Consumer Loans	34.3	33.8	33.2	32.7	32.5
Residential Real Estate	32.9	32.8	32.8	33.0	32.9
Home Equity	5.3	5.5	5.8	6.1	6.4
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

# 56

Maintenance of High Quality in the Loan Portfolio: In the first nine months of 2019, there were no significant fluctuations in the quality of the loan portfolio or any segment thereof. In general, residential real estate loans have historically been underwritten to secondary market standards for prime loans and the Company has not engaged in subprime mortgage lending as a business line. Similarly, high underwriting standards have generally been applied to commercial and commercial real estate lending operations and generally in the indirect lending program as well.

Commercial Loans and Commercial Real Estate Loans: For the first nine months of 2019, combined commercial and commercial real estate loan originations continued to grow.
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

Consumer Loans: At September 30, 2019, consumer loans (primarily automobile loans originated through dealerships located primarily in upstate New York and Vermont) continues to be a significant component of business, comprising more than a third of this total loan portfolio.
New consumer loan volume for the first nine months of 2019 remained strong, at $319.6 million, up from the $291.8 million originated in the first nine months of 2018. As a result of these originations, the quarterly average balance of the consumer loan portfolio at September 30, 2019 grew by $115.3 million, or 17.0%, from the quarterly average balance at September 30, 2018.
For credit quality purposes, the Company assigns potential automobile loan customers into one of four tiers, ranging from lower to higher quality in terms of anticipated credit risk. The Company's experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually prior to the loan being funded. The Company believes that this disciplined approach to evaluating risk has contributed to maintaining the strong loan quality in this portfolio. However, if weakness in auto demand returns, the portfolio is likely to experience limited, if any, overall growth regardless of whether the auto company affiliates are offering highly-subsidized loans. If demand levels off or declines, the financial performance in this important loan category may be negatively impacted. In addition, the Company may sell a portion of the indirect loan portfolio if market conditions are favorable. Also, if the local economy in the consumer lending areas were to experience a significant downturn, the quality of the consumer loan portfolio may also be negatively impacted.

Residential Real Estate Loans: In recent years, residential real estate loans, including home equity loans, have represented the largest category of the total loan portfolio. Gross originations for residential real estate loans (including refinancings of mortgage loans) for the first nine months of 2019 were $102.2 million. Origination totals exceeded the sum of cash flows received from borrowers in the third quarter and the Company has also sold portions of these originations in the secondary market. In the first nine months of 2019, the Company sold $19.0 million, or 18.6%, of originations. In the first nine months of 2018, $3.5 million, or 3.4%, of originations were sold. The Company expects to continue to sell a portion of mortgage loan originations in upcoming periods if market conditions warrant. At some point, it is possible that the Company may experience a decrease in outstanding loan balances in this segment of the loan portfolio. Additionally, if the local economy or real estate market should suffer a major downturn, the quality of the real estate portfolio may also be negatively impacted.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018
Commercial and Commercial Real Estate	4.61%	4.57%	4.46%	4.50%	4.42%
Consumer Loans	4.20	3.89	3.68	3.64	3.52
Residential Real Estate	3.87	4.12	4.09	4.09	4.05
Home Equity	5.00	4.92	4.70	4.43	4.13
Total Loans	4.25	4.20	4.08	4.05	3.97

The average yield of the overall total loan portfolio during the third quarter of 2019 increased compared to the average yield during the previous four quarters. In the third quarter, with the exception of residential real estate, yields on all other loan types increased in comparison to the comparable quarter in 2018 with the largest increase being in the home equity portfolio mainly because many of these loans have a variable rate tied to the prime rate.

# 57

Deposit Trends
The following tables provide information on trends in the balance and mix of the deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. Savings deposits have increased each quarter from the third quarter of 2018 through the third quarter of 2019, as a result of the migration to higher yielding deposit accounts due to the previous rise in short-term market rates. The volatility in interest-bearing checking account balances was mainly the result of the decline in municipal deposits. The increase in Other Time Deposits in 2019 from the prior year was largely due to brokered deposits the Company acquired to diversify its source of funds at more favorable rates as compared to FHLBNY overnight advances.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018
Noninterest-bearing deposits	$490,177	$454,130	$453,668	$473,170	$483,089
Interest-Bearing Checking Accounts	686,017	733,327	768,354	817,788	801,193
Savings Deposits	924,868	879,026	833,832	793,299	744,808
Time Deposits over $250,000	86,018	97,703	79,346	76,640	75,888
Other Time Deposits	285,448	272,104	212,785	186,334	174,731
Total Deposits	$2,472,528	$2,436,290	$2,347,985	$2,347,231	$2,279,709

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018
Noninterest-bearing deposits	19.8%	18.6%	19.3%	20.2%	21.2%
Interest-Bearing Checking Accounts	27.7	30.1	32.7	34.8	35.1
Savings Deposits	37.5	36.1	35.5	33.8	32.7
Time Deposits over $250,000	3.5	4.0	3.4	3.3	3.3
Other Time Deposits	11.5	11.2	9.1	7.9	7.7
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.29	0.25	0.25	0.22	0.19
Savings Deposits	0.99	0.92	0.78	0.66	0.48
Time Deposits over $250,000	2.08	2.11	2.02	1.81	1.57
Other Time Deposits	1.74	1.67	1.36	1.08	0.84
Total Deposits	0.73	0.68	0.55	0.45	0.34

During the quarter ended September 30, 2019, the total cost of deposits continued to increase consistent with market rates leading into the quarter, including the cost of savings deposits and both categories of time deposits. In the third quarter, the Federal Reserve cut the targeted short-term rates on two occasions. In addition, market indicators anticipate a further decline in short-term rates through the remainder of 2019 and into 2020. The balance sheet of the Company is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," for further discussion.

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
Arrow no longer relies on TRUPs as a source of new funds. As a result of the passage of Dodd-Frank in 2010 and its removal of Tier 1 regulatory capital treatment for TRUPs issued after Dodd-Frank's grandfathering date, the Company, like other banking organizations of Arrow's size or larger, have not issued any TRUPs since that date and are not likely to issue any TRUPs in the future. However, consistent with the grandfathering provision in Dodd-Frank, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of September 30, 2019 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 61 of this Report. These trust preferred securities are subject to early redemption by the Company if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur. An example is any adverse change in tax laws that might deny the Company the ability to deduct interest paid on these obligations for federal income tax purposes.

# 58

ASSET QUALITY
The following table presents information related to the allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018
Loan Balances:
Period-End Loans	$2,335,591	$2,280,308	$2,235,208	$2,196,215	$2,126,100
Average Loans, Year-to-Date	2,258,633	2,233,094	2,210,642	2,062,575	2,029,597
Average Loans, Quarter-to-Date	2,308,879	2,255,299	2,210,642	2,160,435	2,089,651
Period-End Assets	3,112,822	3,005,750	2,984,883	2,988,334	2,953,220

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$20,196	$20,196	$20,196	$18,586	$18,586
Provision for Loan Losses, YTD	1,445	927	472	2,607	1,961
Loans Charged-off, YTD	(1,232)	(830)	(462)	(1,532)	(960)
Recoveries of Loans Previously Charged-off	522	402	167	535	416
Net Charge-offs, YTD	(710)	(428)	(295)	(997)	(544)
Allowance for Loan Losses, End of Period	$20,931	$20,695	$20,373	$20,196	$20,003

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$20,695	$20,373	$20,196	$20,003	$19,640
Provision for Loan Losses, QTD	518	455	472	646	586
Loans Charged-off, QTD	(402)	(368)	(462)	(573)	(325)
Recoveries of Loans Previously Charged-off	120	235	167	120	102
Net Charge-offs, QTD	(282)	(133)	(295)	(453)	(223)
Allowance for Loan Losses, End of Period	$20,931	$20,695	$20,373	$20,196	$20,003

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$3,465	$4,949	$5,143	$4,159	$4,468
Loans Past Due 90 or More Days and Still Accruing Interest	1,066	457	64	1,225	1,172
Restructured and in Compliance with Modified Terms	150	142	141	138	115
Total Nonperforming Loans	4,681	5,548	5,348	5,522	5,755
Repossessed Assets	76	115	123	130	47
Other Real Estate Owned	1,198	1,258	1,322	1,130	1,173
Total Nonperforming Assets	$5,955	$6,921	$6,793	$6,782	$6,975

Asset Quality Ratios:
Allowance to Nonperforming Loans	447.15%	373.02%	380.95%	365.74%	347.58%
Allowance to Period-End Loans	0.90%	0.91%	0.91%	0.92%	0.94%
Provision to Average Loans (Quarter) (1)	0.09%	0.08%	0.09%	0.12%	0.11%
Provision to Average Loans (YTD) (1)	0.09%	0.08%	0.09%	0.13%	0.13%
Net Charge-offs to Average Loans (Quarter) (1)	0.05%	0.02%	0.05%	0.08%	0.04%
Net Charge-offs to Average Loans (YTD) (1)	0.04%	0.04%	0.05%	0.05%	0.04%
Nonperforming Loans to Total Loans	0.20%	0.24%	0.24%	0.25%	0.27%
Nonperforming Assets to Total Assets	0.19%	0.23%	0.23%	0.23%	0.24%
(1) Annualized

Provision for Loan Losses
Through the provision for loan losses, an allowance is maintained that reflects the Company's best estimate of probable incurred loan losses related to specifically identified impaired loans as well as the inherent risk of loss related to the remaining portfolio. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part. As loans become past due, consideration is given to the status of those loans and whether or not to classify them as nonaccrual loans. Any loans listed as "past due 90 or more days and still accruing interest" have been evaluated and determined to be secured and is the process of collection.
In the third quarter of 2019, the Company made a $518 thousand provision for loan losses, compared to a provision of $586 thousand for the third quarter of 2018 and a provision of $455 thousand for the second quarter of 2019. The provision expense was largely driven

# 59

by growth in outstanding loan balances. Additional items impacting the current quarter provision include changes to qualitative factors that reflect management’s view on current economic and market risks, and net charge-offs of $282 thousand. See Note 3 to the unaudited interim consolidated financial statements for a discussion on how the Company classifies credit quality indicators as well as the balance in each category.
The ratio of the allowance for loan losses to total loans was 0.90% at September 30, 2019, a decrease from 0.92% at December 31, 2018 and a decrease of 4 basis points from 0.94% at September 30, 2018.
The accounting policy relating to the allowance for loan losses is considered to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on the results of operations. The process for determining the provision for loan losses is described in Note 3 to the unaudited interim consolidated financial statements.

Risk Elements
Nonperforming assets at September 30, 2019 amounted to $6.0 million, down from the $6.8 million total at December 31, 2018 and a decrease of $1.0 million, from June 30, 2018. For the three-month periods ended September 30, 2019 and 2018, ratios of nonperforming assets to total assets have remained below the average ratios for the peer group. (See page 44 for a discussion of the peer group.) At June 30, 2019, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.23%, well below the 0.46% ratio of the peer group at such date (the latest date for which peer group information is available). At September 30, 2019 the ratio was 0.19%, which is below the most recent ratio for the peer group.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	9/30/2019	12/31/2018	9/30/2018
Commercial Loans	$148	$170	$198
Commercial Real Estate Loans	30	108	—
Residential Real Estate Loans	1,000	2,190	2,663
Consumer Loans - Primarily Indirect Automobile	6,804	7,414	6,863
Total Loans Past Due 30-89 Days and Accruing Interest	$7,982	$9,882	$9,724

At September 30, 2019, the loans in the above-referenced category totaled $8.0 million, a decrease of $1.9 million, or 19.2%, from the $9.9 million of such loans at December 31, 2018. The September 30, 2019 total of non-current loans equaled 0.34% of loans then outstanding, compared to 0.45% at December 31, 2018 and 0.46% at September 30, 2018. The decrease from December 31, 2018 is primarily attributable to a decrease in delinquent automobile loans as well as residential real estate loans.
The number and dollar amount of performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of the loan portfolio. See the table of Credit Quality Indicators in Note 3 to the unaudited interim consolidated financial statements. The Company considers all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at September 30, 2019 was $30.6 million, down from the dollar amount of such loans at December 31, 2018, when the amount was $35.0 million. These loans will continue to be closely monitored and the Company expects to collect all payments of contractual interest and principal in full on these classified loans. Total nonperforming assets at period-end decreased by $1.0 million, or 14.6% from September 30, 2018.
The economy in the Company's market area has been relatively strong in recent years, but any general weakening of the U.S. economy in upcoming periods would likely have an adverse effect on the economy in this market area as well, and ultimately on the loan portfolio, particularly the commercial and commercial real estate portfolio.
As of September 30, 2019, the Company held for sale two commercial properties and one residential property in other real estate owned. The Company does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.
The Company does not currently anticipate significant increases in nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

# 60

CAPITAL RESOURCES

Regulatory Capital Standards

Capital Adequacy Requirements. An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
As reported in the Regulatory Reform section above, on May 24, 2018 the Economic Growth Act financial reform bill was signed into law.  This new law includes provisions requiring the federal bank regulatory agencies to establish a Community Bank Leverage Ratio (CBLR) of between 8% and 10%, applicable to "qualifying community banks" that meet certain requirements to be set by those regulatory agencies.  A qualifying community bank is a depository institution or bank holding company with less than $10 billion in total assets, such as Arrow, that meets other requirements to be established by the regulators.
The federal bank regulators have issued a final rule to implement the CBLR, introducing an optional simplified measure of capital adequacy for qualifying community banks that satisfy certain requirements, including having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.  A qualifying community bank that opts into the CBLR framework and meets all requirements under the CBLR framework will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations and will not be required to report or calculate risk-based capital.  The CBLR is calculated as the ratio of “tier 1 capital” divided by “average total consolidated assets.”  Based on preliminary estimates, the Company’s CBLR computed in compliance with this new standard is expected to exceed this new 9% threshold.  This final rule will be effective as of January 1, 2020, and qualifying community banks can utilize the CBLR framework for purposes of filing their call reports or Form FR Y-9C, as applicable, for the first quarter of 2020 (i.e., as of March 31, 2020).

Until the rules becomes effective and final, the Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow.

The following is a summary of certain definitions of capital under the various capital measures in the Dodd-Frank Capital Rules:

Common Equity Tier 1 Capital (CET1): Equals the sum of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income (AOCI), and qualifying minority interests, minus applicable regulatory adjustments and deductions. Such deductions will include AOCI, if the organization has exercised its irrevocable option not to include AOCI in capital (the Company made such an election). Mortgage-servicing assets, deferred tax assets, and investments in financial institutions are limited to 15 percent of CET1 in the aggregate and 10 percent of CET1 for each such item individually.
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

The following table presents the minimum regulatory capital ratios applicable to the holding company and banks under the current Capital Rules:

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
At September 30, 2019, Arrow's holding company and both of its subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

# 61

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow's holding company and two subsidiary banks, Glens Falls National and Saratoga National, under the current Capital Rules, as of September 30, 2019:

	Common	Tier 1	Total
	Equity	Risk-Based	Risk-Based	Tier 1
	Tier 1 Capital	Capital	Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Arrow Financial Corporation	12.93%	13.85%	14.81%	10.04%
Glens Falls National Bank & Trust Co.	13.46%	13.47%	14.43%	9.56%
Saratoga National Bank & Trust Co.	13.03%	13.03%	13.94%	9.99%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.500%	8.000%	10.000%	5.000%
Regulatory Minimum effective 1/1/2019	7.000%(1)	8.500%(1)	10.500%(1)	4.000%

(1) Including the fully phased-in 2.50% capital conservation buffer

At September 30, 2019, Arrow and its subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders' equity was $292.2 million at September 30, 2019, an increase of $22.6 million, or 8.4%, from December 31, 2018.  This increase was largely due to the result of net income for the period of $27.7 million; increases in book equity from various stock-based compensation and dividend reinvestment plans of $3.8 million; and other comprehensive income of $4.8 million. These increases to equity during the quarter were offset by a decrease related to cash dividends of $11.3 million and purchases of the Company's own common stock in the aggregate amount of $2.4 million under the Board-approved stock repurchase program described below.

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

Stock Repurchase Program: In January 2019, the Board of Directors approved a $5.0 million stock repurchase program (the 2019 Repurchase Program), under which management is authorized, in its discretion, to permit the Company to repurchase up to $5 million of shares of Arrow's common stock over the period from January 30, 2019 through December 31, 2019, in the open market or in privately negotiated transactions, to the extent management believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of shareholders. This 2019 Repurchase Program replaced a similar repurchase program which was in effect during 2018 (the 2018 program), which also authorized the repurchase of up to $5.0 million of shares of Arrow's common stock. As of September 30, 2019 approximately $1.2 million had been used under the 2019 Repurchase Program to repurchase Arrow shares. This total does not include repurchases of Arrow's Common Stock other than through its 2019 Repurchase Program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

In October 2019, the Board of Directors approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow common stock over the 12-month period starting January 1, 2020, in open market or negotiated transactions. This new repurchase program will replace the existing 2019 Repurchase Program, which expires December 31, 2019.

# 62

Dividends: The Company's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past seven quarters listed below represent actual sales transactions, as reported by NASDAQ. On October 30, 2019, the Board of Directors declared a 2019 fourth quarter cash dividend of $0.26 payable on December 13, 2019. Per share amounts and share counts in the following tables have been restated for the September 27, 2019 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2018
First Quarter	$29.04	$33.53	$0.236
Second Quarter	30.96	36.15	0.236
Third Quarter	34.17	37.85	0.245
Fourth Quarter	29.56	36.46	0.252
2019
First Quarter	$29.57	$35.19	$0.252
Second Quarter	30.96	33.93	0.252
Third Quarter	30.26	35.31	0.252
Fourth Quarter (dividend payable December 13, 2019)	TBD	TBD	0.260

	Quarter Ended September 30,
	2019	2018
Cash Dividends Per Share	$0.252	$0.245
Diluted Earnings Per Share	0.67	0.62
Dividend Payout Ratio	37.61%	39.52%
Total Equity (in thousands)	292,228	$264,810
Shares Issued and Outstanding (in thousands)	14,969	14,875
Book Value Per Share	$19.52	$17.80
Intangible Assets (in thousands)	23,586	23,827
Tangible Book Value Per Share	$17.95	$16.20

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
The primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  The securities available-for-sale portfolio was $314.2 million at September 30, 2019, a decrease of $3.4 million, from the year-end 2018 level. Due to the potential for volatility in market values, the Company may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, the Company has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with three correspondent banks totaling $57 million which were not drawn on during the three months ended September 30, 2019.
To support the borrowing relationship with the FHLBNY, the Company has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At September 30, 2019, the Company had outstanding collateral obligations with the FHLBNY of $148 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $577 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At September 30, 2019, the balance of outstanding brokered deposits totaled $115.1 million. Also, the Company's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At September 30, 2019, the amount available under this facility was approximately $574 million, and there were no advances then outstanding.
The Company measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, the Company believes that the available liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At September 30, 2019, the basic liquidity ratio, including the FHLBNY collateralized borrowing capacity, was 18.6% of total assets, or $454 million in excess of the internally-set minimum target ratio of 4%.

# 63

Because of its consistently favorable credit quality and strong balance sheet, the Company did not experience any significant liquidity constraints in the nine-month period ended September 30, 2019 and did not experience any such constraints in recent prior years. The Company has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

# 64

RESULTS OF OPERATIONS
Three Months Ended September 30, 2019 Compared With
Three Months Ended September 30, 2018

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	9/30/2019	9/30/2018	Change	% Change
Net Income	$10,067	$9,260	$807	8.7%
Diluted Earnings Per Share	0.67	0.62	0.05	8.1%
Return on Average Assets	1.32%	1.28%	0.04%	3.1%
Return on Average Equity	13.82%	13.96%	(0.14)%	(1.0)%

Net income was $10.1 million and diluted earnings per share (EPS) of $.67 for the third quarter of 2019, compared to net income of $9.3 million and diluted EPS of $.62 for the third quarter of 2018. Return on average assets (ROA) for the third quarter of 2019 was 1.32%, up from 1.28% in the third quarter of 2018. In addition, return on average equity (ROE) decreased to 13.82% for the third quarter of 2019, down from 13.96% in the third quarter of 2018.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Quarter Ended
	9/30/2019	9/30/2018	Change	% Change
Interest and Dividend Income (GAAP Basis)	$27,952	$24,495	$3,457	14.1%
Tax-Equivalent Adjustment	344	376	(32)	(8.5)%
Interest and Dividend Income (Tax-equivalent Basis) (2)	28,296	24,871	3,425	13.8%

Interest Expense	5,649	3,498	2,151	61.5%
Net Interest Income (GAAP Basis)	22,303	20,997	1,306	6.2%
Net Interest Income (Tax-equivalent Basis) (2)	22,647	21,373	1,274	6.0%
Average Earning Assets (1)	2,881,035	2,757,020	124,015	4.5%
Average Interest-Bearing Liabilities	2,213,642	2,110,924	102,718	4.9%

Yield on Earning Assets (GAAP Basis) (1)	3.85%	3.52%	0.33	9.4%
Yield on Earning Assets (Tax-equivalent Basis) (1) (2)	3.90	3.58	0.32	8.9
Cost of Interest-Bearing Liabilities	1.01	0.66	0.35	53.0

Net Interest Spread (GAAP Basis)	2.84	2.86	(0.02)	(0.7)
Net Interest Spread (Tax-equivalent Basis) (2)	2.89	2.92	(0.03)	(1.0)

Net Interest Margin (GAAP Basis)	3.07	3.02	0.05	1.7
Net Interest Margin (Tax-equivalent Basis) (2)	3.12	3.08	0.04	1.3
(1) Includes Nonaccrual Loans.
(2) See "Use of Non-GAAP Financial Measures" on page 45; reported on a fully taxable basis using a marginal federal tax rate of 21%.

Net interest income for the recently completed quarter, on a GAAP basis, increased by $1.3 million, or 6.2%, from the third quarter of 2018, due primarily to continued loan growth and improved balance sheet mix. Total loans increased $55.3 million in the third quarter of 2019. In addition, average earning assets increased 4.5% from September 30, 2018. In order to fund the consistent loan growth, total average-interest-bearing liabilities increased 4.9% from the third quarter of 2018. Net interest margin on a GAAP basis increased 5 basis points in the third quarter of 2019 to 3.07%, from 3.02% during the third quarter of 2018. Average earning asset yields were 33 basis points higher as compared to the third quarter of 2018 due primarily to the increase in market yields and the higher composition of loans as a percentage of earning assets. Yield on loans specifically increased 27 basis points from the third quarter of 2018. The cost of interest-bearing liabilities increased 35 basis points from the quarter ended September 30, 2018. The Company defines net interest margin as net interest income divided by average earning assets, annualized. The Company defines tax-equivalent net interest margin as net interest income on a tax-equivalent basis divided by average earning assets, annualized. Tax-equivalent net interest margin, as well as tax-equivalent net interest income, from which the margin is derived, are non-GAAP financial measures. (See the discussion under "Use of Non-GAAP Financial Measures," on page 45, and the tabular information and notes on pages 46 through 49, regarding the Company's

# 65

reasons for using these and other non-GAAP measures and the reconciliation thereof to comparable GAAP measures.) Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 59, the provision for loan losses for the third quarter of 2019 was $518 thousand, compared to a provision of $586 thousand for the third quarter of 2018.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Three Months Ended
	9/30/2019	9/30/2018	Change	% Change
Income From Fiduciary Activities	$2,212	$2,262	$(50)	(2.2)%
Fees for Other Services to Customers	2,623	2,605	18	0.7%
Insurance Commissions	1,936	2,024	(88)	(4.3)%
Net Gain on Securities Transactions	146	114	32	28.1%
Net Gain on the Sale of Loans	257	54	203	375.9%
Other Operating Income	517	291	226	77.7%
Total Noninterest Income	$7,691	$7,350	$341	4.6%

Total noninterest income in the current quarter was $7.7 million, an increase of $341 thousand from the comparable quarter of 2018. Income from fiduciary activities for the third quarter of 2019 decreased by $50 thousand, or 2.2% from the third quarter of 2018. The income from fiduciary activities was fairly consistent with both the third quarter 2018 and the second quarter of 2019, which generated $2.3 million of income.
Fees for other services to customers were $2.6 million for the third quarter of 2019. In addition to service charge income on deposits, this category also includes debit card interchange income, revenue related to the sale of mutual funds to customers by third party providers, and servicing income on sold loans. Debit card usage by customers continues to grow, which has had a positive impact on debit card fee income.
Insurance commissions decreased to $1.9 million for the third quarter of 2019 compared to $2.0 million for the third quarter of 2018, due primarily to continued competitive pressure in the property, casualty and employee benefits sectors of the business.
Net security gains for the third quarter of 2019 increased $32 thousand from the comparable quarter in 2018.
Net gain on the sale of loans in the third quarter of 2019 increased by $203 thousand from the third quarter of 2018. The change was a result of favorable market conditions leading to an increase in loan sale volume. See page 57 for the discussion of loan sales.
Other operating income increased $226 thousand from the comparable quarter in 2018, primarily the result of fees received as part of interest rate swap agreements offset by disposal of fixed asset charges related to the optimization of the branch network as part of the continued efforts to improve customer experience.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	9/30/2019	9/30/2018	Change	% Change
Salaries and Employee Benefits	$10,015	9,771	$244	2.5%
Occupancy Expense of Premises, Net	1,324	1,132	192	17.0%
Technology and Equipment Expense	3,305	2,759	546	19.8%
FDIC and FICO Assessments	(480)	218	(698)	(320.2)%
Amortization	61	65	(4)	(6.2)%
Other Operating Expense	2,566	2,081	485	23.3%
Total Noninterest Expense	$16,791	$16,026	$765	4.8%
Efficiency Ratio	55.41%	55.79%	(0.38)	(0.7)%

Noninterest expense for the third quarter of 2019 was $16.8 million, an increase of $765 thousand, or 4.8%, from the third quarter of 2018. Salaries and benefit expenses increased slightly from the comparable quarter in 2018. Occupancy expense of premises as well as technology and equipment expenses have increased from the previous year as a result of the continued efforts with ongoing projects to achieve operational efficiencies while delivering improved customer experiences and strengthening the branch network. FDIC Small Bank Assessment Credits of $687 thousand were fully recorded in the third quarter of 2019.
The efficiency ratio continues to be solid at 55.41% for the third quarter of 2019 and 55.79% for the comparable 2018 quarter. The efficiency ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect an institution's operating efficiency. The Company calculates the efficiency ratio as the ratio of noninterest expense (excluding, under the Company's definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 45 of this Report under the

# 66

heading "Use of Non-GAAP Financial Measures" and the related tabular information and notes on pages 46 through 49 of this Report. The efficiency ratio included by the Federal Reserve Board in its "Bank Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does the Company's calculation), but unlike the Company's ratio does not exclude intangible asset amortization from the numerator. The Company's efficiency ratios in recent periods have generally compared favorably to the ratios of the peer group as disclosed in the Federal Reserve Performance Reports (see page 44 for a discussion of the peer group). For the three-month period ended June 30, 2019 (the most recent reporting period for which peer group information is available), the peer group's efficiency ratio was 61.22% compared to the Company's ratio of 58.19% (not adjusted for the definitional difference).

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	9/30/2019	9/30/2018	Change	% Change
Provision for Income Taxes	$2,618	$2,475	$143	5.8%
Effective Tax Rate	20.6%	21.1%	(0.5)	(2.4)%

The decrease in the effective tax rate in the first three months ended September 30, 2019 over the three months ended September 30, 2018 was primary due to the the reduction in the projected annual tax benefit related to dividends paid to the ESOP causing an increase in the third quarter 2018 effective tax rate.

# 67

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2019 Compared With
Nine Months Ended September 30, 2018

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	9/30/2019	9/30/2018	Change	% Change
Net Income	$27,735	$27,521	$214	0.8%
Diluted Earnings Per Share	1.85	1.84	0.01	0.5
Return on Average Assets	1.24%	1.30%	(0.06)%	(4.6)
Return on Average Equity	13.21%	14.32%	(1.11)%	(7.8)

Net income was $27.7 million and diluted earnings per share (EPS) of $1.85 for the first nine months of 2019, compared to net income of $27.5 million and diluted EPS of $1.84 for the first nine months of 2018. Return on average assets (ROA) for the first nine months of 2019 was 1.24%, a decrease from 1.30% for the first nine months of 2018. In addition, return on average equity (ROE) decreased to 13.21% for the first nine months of 2019 from 14.32% for the first nine months of 2018.

The following narrative discusses the period-to-period changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Nine Months Ended
	9/30/2019	9/30/2018	Change	% Change
Interest and Dividend Income	$81,392	$70,503	$10,889	15.4%
Tax-Equivalent Adjustment	1,093	1,335	(242)	(18.1)%
Interest and Dividend Income (Tax-equivalent) (2)	82,485	71,838	10,647	14.8%

Interest Expense	16,261	8,142	8,119	99.7%
Net Interest Income	65,131	62,361	2,770	4.4%
Net Interest Income (Tax-equivalent) (2)	66,224	63,696	2,528	4.0%
Average Earning Assets (1)	2,864,816	2,701,001	163,815	6.1%
Average Interest-Bearing Liabilities	2,224,463	2,087,445	137,018	6.6%

Yield on Earning Assets (1)	3.80%	3.49%	0.31%	8.9%
Yield on Earning Assets (Tax-equivalent) (1) (2)	3.85	3.56	0.29%	8.1%
Cost of Interest-Bearing Liabilities	0.98	0.52	0.46%	88.5%

Net Interest Spread	2.82	2.97	(0.15)%	(5.1)%
Net Interest Spread (Tax-equivalent) (2)	2.87	3.04	(0.17)%	(5.6)%

Net Interest Margin	3.04	3.09	(0.05)%	(1.6)%
Net Interest Margin (Tax-equivalent) (2)	3.09	3.15	(0.06)%	(1.9)%
(1) Includes Nonaccrual Loans
(2) See "Use of Non-GAAP Financial Measures" on page 45; reported on a fully taxable basis using a marginal federal tax rate of 21%.
Net interest income on a GAAP basis, for the nine-month period ended September 30, 2019 increased by $2.8 million, or 4.4%, over the nine-month period ended September 30, 2018. The largest driver of the increase in net interest margin was the $209.5 million year-over-year increase in loans. For the first nine months of 2019, net interest margin decreased to 3.04% from 3.09% for the comparative period of 2018. The cost of interest-bearing liabilities to fund continued loan growth have increased to 0.98% from 0.52% for the comparable prior period due largely to the higher short-term market rates that were prevalent during the majority of the current year. The Company defines net interest margin as net interest income divided by average earning assets, annualized. The Company defines tax-equivalent net interest margin as net interest income on a tax-equivalent basis divided by average earning assets, annualized.Tax-equivalent net interest margin, as well as tax-equivalent net interest income, from which the margin is derived, are non-GAAP financial measures. (See the discussion under "Use of Non-GAAP Financial Measures," on page 45, and the tabular information and notes on pages 46 through 49, regarding net interest margin and tax-equivalent net interest income, which are commonly used non-GAAP financial measures.) Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis."

# 68

The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 59, the provision for loan losses for the first nine months of 2019 was $1.45 million, compared to a provision of $1.96 million for the 2018 period.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Nine Months Ended
	9/30/2019	9/30/2018	Change	% Change
Income From Fiduciary Activities	6,571	7,106	$(535)	(7.5)%
Fees for Other Services to Customers	7,570	7,555	15	0.2
Insurance Commissions	5,590	6,119	(529)	(8.6)
Net Gain on Securities	222	355	(133)	(37.5)
Net Gain on the Sale of Loans	501	115	386	335.7
Other Operating Income	1,020	900	120	13.3
Total Noninterest Income	$21,474	$22,150	$(676)	(3.1)%

Total noninterest income in the first nine months of 2019 was $21.5 million, a decrease of $0.7 million, or 3.1%, from total noninterest income of $22.2 million for the first nine months of 2018. Fees for other services to customers, the largest segment of noninterest income, were $7.6 million consistent with the first nine months of 2018.
Income from fiduciary activities for the first nine months of 2019 decreased by $535 thousand, or 7.5% over the first nine months of 2018 primarily due to large estate settlements that occurred in 2018.
Insurance commissions declined 8.6% to $5.6 million for the first nine months of 2019, compared to $6.1 million in the first nine months of 2018, due primarily to the increased competition in the property, casualty and employee benefits sectors of the business.
Net gains on securities were $222 thousand in the first nine months of 2019 compared to $355 thousand for the first nine months of 2018.
Net gain on the sale of loans in the first nine months of 2019 increased by $386 thousand, or 335.7% from the first nine months of 2018. The change was a result of favorable market conditions leading to an increase in loan sale volume. See page 57 for the discussion of loan sales.
Other operating income was $1.0 million, an increase of 13.3% from the comparative nine month period of 2018. The increase is primarily the result of fees received as part of interest rate swap agreements offset by disposal of fixed asset charges related to the optimization of the branch network as part of the continued efforts to improve customer experience.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Nine Months Ended
	9/30/2019	9/30/2018	Change	% Change
Salaries and Employee Benefits	$29,061	$28,952	$109	0.4%
Occupancy Expense of Premises, Net	4,023	3,742	281	7.5
Technology and Equipment Expense	9,689	8,306	1,383	16.7
FDIC and FICO Assessments	(56)	658	(714)	(108.5)
Amortization	184	197	(13)	(6.6)
Other Operating Expense	7,450	6,319	1,131	17.9
Total Noninterest Expense	$50,351	$48,174	$2,177	4.5
Efficiency Ratio	57.35%	56.12%	1.23	2.2

Noninterest expense for the first nine months of 2019 was $50.4 million, an increase of $2.2 million, or 4.5%, from the expense for the first nine months of 2018. Salaries and employee benefits expense increased 0.4% in the first nine months of 2019 over the 2018 period, reflecting an effort to manage open positions and control benefit costs. Pursuant to ASU 2017-07 Compensation-Retirement Benefits, Arrow has reclassified the non-service cost components of retirement plans from salaries and benefits to other operating expenses.Occupancy expense of premises have increased $281 thousand, or 7.5%, for the first nine months of 2019 in comparison to the first nine months of 2018. The increase is primarily the result of the continued focus on strengthening the branch network. Technology and Equipment Expense increased by $1.4 million, or 16.7%, as compared to the 2018 period. The increase was primarily the result of the continued commitment to ongoing projects to improve efficiency and the customer experience. FDIC Small Bank Assessment Credits of $687 thousand were fully recorded in the third quarter of 2019.
The Company's efficiency ratio was 57.35% for the first nine months of 2019 and 56.12% for the comparable 2018 period. This ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect operating efficiency. The Company calculates the efficiency ratio as the ratio of noninterest expense (excluding, under the Company's definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities

# 69

gains or losses). See the discussion on this non-GAAP measure on page 45 of this Report under the heading "Use of Non-GAAP Financial Measures" and the related tabular information and notes on pages 46 through 49 of this Report

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Nine Months Ended
	9/30/2019	9/30/2018	Change	% Change
Provision for Income Taxes	$7,074	$6,855	$219	3.2%
Effective Tax Rate	20.3%	19.9%	0.4	2.0

The increase in the effective tax rate in the first nine months of 2019 over the first nine months of 2018 was primary due to the reduction of tax exempt investments held and the related investment income.

# 70

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
As of September 30, 2019:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(2.90)%	0.70%
Calculated change in Net Interest Income - Year 2	0.90%	(3.70)%

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
The hypothetical estimates underlying the sensitivity analysis are based upon numerous assumptions, including: the nature and timing of changes in interest rates including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurance as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.
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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective. Further, there were no changes made in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

# 71

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
Item 1.A.
Risk Factors
The Risk Factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, continue to represent the most significant risks to the Company's future results of operations and financial conditions, without modification or amendment. Please refer to such Risk Factors as listed in Part I, Item 1A, of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow during the three months ended September 30, 2019 of common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Third Quarter 2019 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
July	1,850	$33.31	—	$3,932,734
August	8,366	31.57	5,488	3,760,025
September	18,286	32.95	—	3,760,025
Total	28,502	32.57	5,488
1 The total number of shares purchased by the Company and the average price paid per share listed in columns (A) and (B) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans in connection with their stock-for-stock exercise of such options and (iii) shares purchased under the publicly-announced 2019 Repurchase Program. In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow through such methods: July - DRIP purchases (1,850 shares); August - DRIP purchases (2,878 shares) and repurchased under the 2019 Repurchase Program (5,488 shares); and September - DRIP purchases (13,334 shares) and stock-for-stock exercises (4,952.)
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs. Our only publicly-announced stock repurchase program in effect for the third quarter of 2019 was the 2019 Repurchase Program approved by the Board of Directors and announced in January 2019, under which the Board authorized management, in its discretion, to repurchase from time to time from January 30, 2019 through December 31, 2019, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None

# 72

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

# 73

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

November 5, 2019	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

November 5, 2019	/s/Edward J. Campanella
Date	Edward J. Campanella, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 74