Form 10-K
period 2019-12-31
ARROW FINANCIAL CORP
filed 2020-02-28
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes       x   No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $502,734,584
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 27, 2020
Common Stock, par value $1.00 per share	15,014,587

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2020 (Part III).

ARROW FINANCIAL CORPORATION
FORM 10-K

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2020.

# 2

NOTE ON TERMINOLOGY
In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “the Company,” “we,” “us,” and “our,” generally refer to Arrow Financial Corporation and subsidiaries as a group, except where the context indicates otherwise.  At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 142 domestic (U.S.-based) bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s most recent “Bank Holding Company Performance Report” (which is the Performance Report for the most recently available period ending September 30, 2019), and peer group data has been derived from such Report.  This peer group is not, however, identical to either of the peer groups comprising the two bank indices included in the stock performance graphs on pages 21 and 22 of this Report.

THE COMPANY AND ITS SUBSIDIARIES
Arrow is a two-bank holding company headquartered in Glens Falls, New York.  The banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National/GFNB) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National/SNB) whose main office is located in Saratoga Springs, New York.  Active subsidiaries of Glens Falls National include Upstate Agency, LLC (an insurance agency that sells property and casualty insurance and also specializes in selling and servicing group health care policies and life insurance), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to Arrow's proprietary mutual funds) and Arrow Properties, Inc. (a real estate investment trust, or REIT). Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

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

These forward-looking statements may not be exhaustive, are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  You should not place undue reliance on any such forward-looking statements. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to:

•	rapid and dramatic changes in economic and market conditions;

•	sharp fluctuations in interest rates, economic activity, or consumer spending patterns;

•	sudden changes in the market for products the Company provides, such as real estate loans;

•
significant changes in banking or other laws and regulations, including both enactment of new legal or regulatory measures (e.g., the Economic Growth, Regulatory Relief, and Consumer Protection Act ("Economic Growth Act"), the Tax Cuts and Jobs Act of 2017 ("Tax Act") and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank")) or the modification or elimination of pre-existing measures;

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

Tangible Book Value per Share:  Tangible equity is total stockholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total stockholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets include many items, but in our case, essentially represents goodwill.

Adjustments for Certain Items of Income or Expense:  In addition to our regular utilization in our public filings and disclosures of the various non-GAAP measures commonly utilized by financial institutions discussed above, we also may elect from time to time, in connection with our presentation of various financial measures prepared in accordance with GAAP, such as net income, earnings per share (i.e., EPS), return on average assets (i.e., ROA), and return on average equity (i.e., ROE), to provide as well certain comparative disclosures that adjust these GAAP financial measures, typically by removing therefrom the impact of certain transactions or other material items of income or expense that are unusual or unlikely to be repeated.  The Company does so only if it believes that inclusion of the resulting non-GAAP financial measures may improve the average investor's understanding of Arrow's results of operations by separating out items that have a disproportional positive or negative impact on the particular period in question or by otherwise permitting a better comparison from period-to-period in the results of operations with respect to the Company's fundamental lines of business, including the commercial banking business.

The Company believes that the non-GAAP financial measures disclosed from time-to-time are useful in evaluating Arrow's performance and that such information should be considered as supplemental in nature, and not as a substitute for or superior to, the related financial information prepared in accordance with GAAP.  Arrow's non-GAAP financial measures may differ from similar measures presented by other companies.

# 4

PART I
Item 1. Business

A. GENERAL
The holding company, Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow owns two nationally- chartered banks in New York (Glens Falls National and Saratoga National), and through such banks indirectly owns various non-bank subsidiaries, including an insurance agency, a registered investment adviser and a REIT. See "The Company and Its Subsidiaries," above.

Subsidiary Banks (dollars in thousands)
	Glens Falls National	Saratoga National
Total Assets at Year-End	$2,564,325	$642,968
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$1,441,238	$102,415
Date Organized	1851	1988
Employees (full-time equivalent)	466	54
Offices	29	11
Counties of Operation	Warren, Washington, Saratoga, Essex & Clinton	Saratoga, Albany, Rensselaer, & Schenectady
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The holding company’s business consists primarily of the ownership, supervision and control of Arrow's two banks, including the banks' subsidiaries.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks. There were 520 full-time equivalent employees, including 51 employees within Arrow's insurance agency affiliate, at December 31, 2019.
The Company offers a broad range of commercial and consumer banking and financial products.  The deposit base consists of deposits derived principally from the communities served.  The Company targets lending activities to consumers and small- and mid-sized companies in Arrow's regional geographic area. In addition, through an indirect lending program the Company acquires consumer loans from an extensive network of automobile dealers that operate in a larger area of upstate New York, and in central and southern Vermont. Through the banks' trust operations, the Company provides retirement planning, trust and estate administration services for individuals, and pension, profit-sharing and employee benefit plan administration for corporations.

B. LENDING ACTIVITIES
Arrow engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing. An active indirect lending program is maintained through Arrow's sponsorship of automobile dealer programs under which consumer auto loans, primarily from dealers that meet pre-established specifications are purchased.  From time to time, a portion of the residential real estate loan originations are sold into the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and other governmental agencies. Normally, the Company retains the servicing rights on mortgage loans originated and sold into the secondary markets, subject to periodic determinations on the continuing profitability of such activity.
Generally, Arrow continues to implement lending strategies and policies that are intended to protect the quality of the loan portfolio, including strong underwriting and collateral control procedures and credit review systems. Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by management that the full repayment of principal and interest is unlikely. Home equity lines of credit, secured by real property, are systematically placed on nonaccrual status when 120 days past due, and residential real estate loans are placed on nonaccrual status when 150 days past due. Commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain. (See Part II, Item 7.C.II.c. "Risk Elements.") Subsequent cash payments on loans classified as nonaccrual may be applied entirely to principal, although income in some cases may be recognized on a cash basis.
Arrow lends almost exclusively to borrowers within the normal retail service area in northeastern New York State, with the exception of the indirect consumer lending line of business, where Arrow acquires retail paper from an extensive network of automobile dealers that operate in a larger area of upstate New York and in Vermont. The loan portfolio does not include any foreign loans or any other significant risk concentrations.  Arrow does not generally participate in loan syndications, either as originator or as a participant.  However, from time to time, the Company buys participations in individual loans, typically commercial loans, originated by other financial institutions in New York and adjacent states. In recent periods, the total dollar amount of such participations has fluctuated, but generally represents less than 20% of commercial loans outstanding. Most of the portfolio is fully collateralized, and many commercial loans are further supported by personal guarantees.
Arrow does not engage in subprime mortgage lending as a business line and does not extend or purchase so-called "Alt A," "negative amortization," "option ARM's" or "negative equity" mortgage loans.

# 5

C. SUPERVISION AND REGULATION
The following generally describes the laws and regulations to which Arrow is subject.  Bank holding companies, banks and their affiliates are extensively regulated under both federal and state law.  To the extent that the following information summarizes statutory or regulatory law, it is qualified in its entirety by reference to the particular provisions of the various statutes and regulations.  Any change in applicable law may have a material effect on business operations, customers, prospects and investors.

Bank Regulatory Authorities with Jurisdiction over Arrow and its Subsidiary Banks
Arrow is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act") and as such is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB").  As a "bank holding company" under New York State law, Arrow is also subject to regulation by the New York State Department of Financial Services.  Arrow's two subsidiary banks are both national banks and are subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The banks are members of the Federal Reserve System and the deposits of each bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC").  The BHC Act generally prohibits Arrow from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities.  Under the BHC Act, a bank holding company generally must obtain FRB approval before acquiring, directly or indirectly, voting shares of another bank or bank holding company, if after the acquisition the acquiror would own 5 percent or more of a class of the voting shares of that other bank or bank holding company.  Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states, subject to certain limitations.  Bank holding companies that meet certain qualifications may choose to apply to the FRB for designation as "financial holding companies." If they obtain such designation, they will thereafter be eligible to acquire or otherwise affiliate with a much broader array of other financial institutions than "bank holding companies" are eligible to acquire or affiliate with, including insurance companies, investment banks and merchant banks. Arrow has not attempted to become, and has not been designated as, a financial holding company.
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

Regulation of Transactions between Banks and their Affiliates
Transactions between banks and their "affiliates" are regulated by Sections 23A and 23B of the Federal Reserve Act (FRA). Each of Arrow's non-bank subsidiaries (other than the business trusts formed to issue the TRUPs) is a subsidiary of one of the subsidiary banks, and also is an "operating subsidiary" under Sections 23A and 23B. This means the non-bank subsidiary is considered to be part of the bank that owns it and thus is not an affiliate of that bank for purposes of Section 23A and 23B. However, each of the two banks is an affiliate of the other bank, under Section 23A, and Arrow, the holding company, is also an affiliate of each bank under both Sections 23A and 23B. Extensions of credit that a bank may make to affiliates, or to third parties secured by securities or obligations of the affiliates, are substantially limited by the FRA and the Federal Deposit Insurance Act (FDIA). Such acts further restrict the range of permissible transactions between a bank and any affiliate, including a bank affiliate. Furthermore, under the FRA, a bank may engage in certain transactions, including loans and purchases of assets, with a non-bank affiliate, only if certain special conditions, including collateral requirements for loans, are met and if the other terms and conditions of the transaction, including interest rates and credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions by the bank with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered by the bank to non-affiliated companies.

Regulatory Capital Standards
An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
Bank Capital Rules. In July 2013, federal bank regulators, including the FRB and the OCC, approved their revised bank capital rules aimed at implementing capital requirements pursuant to Dodd-Frank. These rules were also intended to coordinate U.S. bank capital standards with the then-current drafts of the Basel III proposed bank capital standards for all of the developed world's banking organizations. The federal regulators' revised capital rules (the "Capital Rules"), which impose significantly higher minimum capital ratios on U.S. financial institutions than the rules they replaced, became effective for Arrow and its subsidiary banks on January 1, 2015, and were fully phased in by the end of 2019.

# 6

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
Risk-Based Capital Measures. Current risk-based capital measures assign various risk weightings to all of the institution's assets, by asset type, and to certain off balance sheet items, and then establish minimum levels of capital to the aggregate dollar amount of such risk-weighted assets. Under the risk-based Capital Rules, there are 8 major risk-weighted categories of assets (although there are several additional super-weighted categories for high-risk assets that are generally not held by community banking organizations like Arrow's). The Capital Rules include a measure called the "common equity tier 1 capital ratio" (CET1). For this ratio, only common equity (basically, common stock plus surplus plus retained earnings) qualifies as capital (i.e., CET1). Preferred stock and trust preferred securities, which qualified as Tier 1 capital under the old Tier 1 risk-based capital measure (and continue to qualify as capital under the revised Tier 1 risk-based capital measure), are not included in CET1 capital. Technically, under these rules, CET1 capital also includes most elements of accumulated other comprehensive income (AOCI), including unrealized securities gains and losses, as part of both total regulatory capital (numerator) and total assets (denominator). However, smaller banking organizations like Arrow's were given the opportunity to make a one-time irrevocable election to include or not to include certain elements of AOCI, most notably unrealized securities gains or losses. Arrow made such an election, i.e., not to include unrealized securities gains and losses in calculating the CET1 ratio under the Capital Rules. The minimum CET1 ratio under these rules, effective January 1, 2015, is 4.50%, which remained constant throughout the phase-in period.
Consistent with the general theme of higher capital levels, the Capital Rules also increased the minimum ratio for Tier 1 risk-based capital from 4.0% to 6.0%, effective January 1, 2015. The minimum level for total risk-based capital under the Capital Rules remained at 8.0%.
The Capital Rules incorporate a capital concept, the so-called "capital conservation buffer" (set at 2.5%, after full phase-in), which must be added to each of the minimum required risk-based capital ratios (i.e., the minimum CET1 ratio, the minimum Tier 1 risk-based capital ratio and the minimum total risk-based capital ratio). The capital conservation buffer was phased-in over four years beginning January 1, 2016 (see the table below). When, during economic downturns, an institution's capital begins to erode, the first deductions from a regulatory perspective would be taken against the conservation buffer. To the extent that such deductions should erode the buffer below the required level (2.5% of total risk-based assets after full phase-in), the institution will not necessarily be required to replace the buffer deficit immediately, but will face restrictions on paying dividends and other negative consequences until the buffer is fully replenished.
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

The following table presents the Capital Rules applicable to Arrow and its subsidiary banks:

Year, as of January 1	2019
Minimum CET1 Ratio	4.500%
Capital Conservation Buffer ("Buffer")	2.500%
Minimum CET1 Ratio Plus Buffer	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	10.500%
Minimum Leverage Ratio	4.000%

These minimum capital ratios, especially the CET1 ratio (4.5%) and the enhanced Tier 1 risk-based capital ratio (6.0%), which began to apply to the Company on January 1, 2015, represent a heightened and more restrictive capital regime than institutions previously had to meet.

# 7

At December 31, 2019, Arrow and its two subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the revised Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, and including in the case of each risk-based ratio, the phased-in portion of the capital buffer. See Note 19, Regulatory Matters, to the notes to the Consolidated Financial Statements for a presentation of Arrow's period-end ratios for 2019 and 2018.
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
As of December 31, 2019, Arrow and its two subsidiary banks qualified as "well-capitalized" under the revised capital classification scheme.

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

As reported in the Regulatory Reform section above, on May 24, 2018 the Economic Growth Act financial reform bill was signed into law. This law includes provisions requiring the federal bank regulatory agencies to establish a Community Bank Leverage Ratio (CBLR) of between 8% and 10%, applicable to "qualifying community banks" that meet certain requirements to be set by those regulatory agencies. A qualifying community bank is a depository institution or bank holding company with less than $10 billion in total assets, such as Arrow, that meets other requirements to be established by the regulators. The federal bank regulators have issued a final rule to implement the CBLR, introducing an optional simplified measure of capital adequacy for qualifying community banks that satisfy certain requirements, including having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community bank that opts into the CBLR framework and meets all requirements under the CBLR framework will be considered to have satisfied the risk-based and leverage capital requirements and to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations and will not be required to report or calculate risk-based capital. The CBLR is calculated as the ratio of “tier 1 capital” divided by “average total consolidated assets.” Based on preliminary estimates, the Company’s CBLR computed in compliance with this new standard is expected to exceed the 9% threshold. This final rule became effective as of January 1, 2020, and qualifying community banking organizations can utilize the CBLR framework for purposes of filing their call reports or Form FR Y-9C, as applicable, for the first quarter of 2020 (i.e., as of March 31, 2020). Until the final rules becomes effective and Arrow opts into the CBLR framework, the Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow.

# 8

Dividend Restrictions; Other Regulatory Sanctions
A holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business, including for example, through acquisitions of additional banking organizations or permitted non-bank companies, may be restricted if its capital falls below minimum regulatory capital ratios or fails to meet other informal capital guidelines that the regulators may apply from time to time to specific banking organizations.  In addition to these potential regulatory limitations on payment of dividends, the holding company's ability to pay dividends to shareholders, and the subsidiary banks' ability to pay dividends to the holding company are also subject to various restrictions under applicable corporate laws, including banking laws (which affect the subsidiary banks) and the New York Business Corporation Law (which affects the holding company). The ability of the holding company and banks to pay dividends or repurchase shares in the future is, and is expected to continue to be, influenced by regulatory policies, the Capital Rules and other applicable law.
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

Anti-Money Laundering and OFAC
Under the Patriot Act (as defined below) and other federal anti-money laundering laws, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The U.S. Department of the Treasury's Office of Foreign Assets Control, or "OFAC," is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If Arrow finds a name on any transaction, account or wire transfer that is on an OFAC list, Arrow must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. The U.S. Treasury Department's Financial Crises Enforcement Network ("FinCEN") issued a final rule in 2016 increasing customer due diligence requirements for banks, including adding a requirement to identify and verify the identity of beneficial owners of customers that are legal entities, subject to certain exclusions and exemptions. The Company has established procedures for compliance with these requirements.

# 9

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

The Dodd-Frank Act
Dodd-Frank significantly changed the regulatory structure for financial institutions and their holding companies, for example, through provisions requiring the Capital Rules. Among other provisions, Dodd-Frank implemented corporate governance revisions that apply to all public companies, not just financial institutions, permanently increased the FDIC’s standard maximum deposit insurance amount to $250,000, changed the FDIC insurance assessment base to assets rather than deposits and increased the reserve ratio for the deposit insurance fund to ensure the future strength of the fund. The federal prohibition on the payment of interest on certain demand deposits was repealed, thereby permitting depository institutions to pay interest on business transaction accounts. Dodd-Frank established a new federal agency, the Consumer Financial Protection Bureau (the “CFPB”), centralizing significant aspects of consumer financial protection under this agency. Limits were imposed for debit card interchange fees for issuers that have assets greater than $10 billion, which also could affect the amount of interchange fees collected by financial institutions with less than $10 billion in assets. Dodd-Frank also imposed new requirements related to mortgage lending, including prohibitions against payment of steering incentives and provisions relating to underwriting standards, disclosures, appraisals and escrows. The Volcker Rule prohibited banks and their affiliates from engaging in proprietary trading and investing in certain unregistered investment companies.
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

# 10

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
In August 2016, the FDIC announced that the reserve ratio reached 1.17% at the end of June 2016. This represents the highest level the ratio has reached in more than eight years. The reduction in assessment rates went into effect in the third quarter of 2016. Arrow is unable to predict whether or to what extent the FDIC may elect to impose additional special assessments on insured institutions in upcoming years, if bank failures should once again become a significant problem.
In January 2019, both of the Company's banking subsidiaries received preliminary notification of eligibility for small bank assessment credits. These credits are related to the Deposit Insurance Recovery Fund Reserve Ratio reaching 1.36% and will reduce the banks' future quarterly assessments. In September 2019, both of the Company's banking subsidiaries received notification of the final credits of $687 thousand, which were fully recorded in the third quarter of 2019.

D. RECENT LEGISLATIVE DEVELOPMENTS

Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”)
In May 2018, the Economic Growth Act, was enacted to modify or remove certain legal requirements, including some requirements imposed under Dodd-Frank. While the Economic Growth Act maintains much of the regulatory structure established by Dodd-Frank, it amends certain aspects of that regulatory framework. Many of these changes could result in meaningful regulatory relief for community banking organizations, such as Arrow's.

Health Care Reform
Various proposals have been discussed for consideration that would substantially modify various health care laws. At present, the Company is not able to estimate the likelihood of adoption of any such provisions or the potential impact thereof if adopted.

The Tax Cuts and Jobs Act of 2017 ("Tax Act")
On December 22, 2017, Tax Act was enacted. A number of provisions have impacted Arrow including the following:

•
Tax Rate. The Tax Act replaced the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% tax rate. This reduction will generally result in future increased earnings and capital and reduced Arrow's net deferred tax liability. Generally accepted accounting principles ("GAAP") requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, a benefit of $1.1 million was recorded in the fourth quarter of 2017 which represented the impact of the re-measurement of net deferred tax liabilities.

•
Employee Compensation. A publicly held corporation is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. Based on the Company's current compensation plans, Arrow does not expect to be impacted by this limitation.

•
Interest Expense. The Tax Act limits a taxpayer's annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of "adjusted taxable income," defined as business's taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because Arrow generates significant amounts of net interest income, the Company does not expect to be impacted by this limitation.

The foregoing description of the impact of the Tax Act should be read in conjunction with Note 15, Income Taxes, of the notes to the Consolidated Financial Statements.

# 11

Other Legislative Initiatives
From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory authorities. These initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to change the financial institution regulatory environment. Such legislation could change banking laws and the operating environment of our Company in substantial, but unpredictable ways. Arrow cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations would have on the Company's financial condition or results of operations.

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

F. COMPETITION
Arrow faces intense competition in all markets served.  Competitors include traditional local commercial banks, savings banks and credit unions, non-traditional internet-based lending alternatives, as well as local offices of major regional and money center banks.  Like all banks, the Company encounters strong competition in the mortgage lending space from a wide variety of other mortgage originators, all of whom are principally affected in this business by the rate and terms set, and the lending practices established from time-to-time by the very large government sponsored enterprises ("GSEs") engaged in residential mortgage lending, most importantly, “Fannie Mae” and “Freddie Mac.” For many years, these GSEs have purchased and/or guaranteed a very substantial percentage of all newly-originated mortgage loans in the U.S.. Additionally, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market funds, mutual funds, credit card companies and wealth management enterprises offer substantive equivalents of the various other types of loan and financial products and services and transactional accounts that are offered, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to Arrow.  Under federal banking laws, such non-banking financial organizations not only may offer products and services comparable to those offered by commercial banks, but also may establish or acquire their own commercial banks.

# 12

G. EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of the executive officers of Arrow and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas J. Murphy	61
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

Edward J. Campanella	52
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

David S. DeMarco	58
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

David D. Kaiser	59
Senior Vice President and Chief Credit Officer of Arrow since February 1, 2015. Mr. Kaiser has also served as Executive Vice President of GFNB since 2012 and as Chief Credit Officer of GFNB since 2011. Previously, he served as the Corporate Banking Manager for GFNB from 2005 to 2011. Mr. Kaiser started with the Company in 2000.

Andrew J. Wise	53
Senior Vice President and Chief Operating Officer of Arrow since February 1, 2018. Mr. Wise has also served as Executive Vice President and Chief Operating Officer of GFNB since October 2017. Previously, Mr. Wise served as Chief Administrative Officer of GFNB. He joined GFNB in May 2016 as Senior Vice President of Administration. Prior to that, he worked at Adirondack Trust Company for 12 years where he was Executive Vice President and Chief Operating Officer of the Company’s insurance subsidiary.

H. AVAILABLE INFORMATION
Arrow's Internet address is www.arrowfinancial.com.  The Company makes available, free of charge on or through Arrow's website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as practicable after they are filed or furnish them with the SEC pursuant to the Exchange Act.  Various other documents related to corporate operations, including Corporate Governance Guidelines, the charters of principal board committees, and codes of ethics are available on the website.  The Company has adopted a financial code of ethics that applies to Arrow’s chief executive officer, chief financial officer and principal accounting officer and a business code of ethics that applies to all directors, officers and employees of the holding company and its subsidiaries.

# 13

Item 1A. Risk Factors
Arrow's financial results and the market price of its stock are subject to risks arising from many factors, including the risks listed below, as well as other risks and uncertainties. Any of these risks could materially and adversely affect Arrow's business, financial condition or results of operations. (Please note that the discussion below regarding the potential impact on Arrow of certain of these factors that may develop in the future is not meant to provide predictions by Arrow's management that such factors will develop, but to acknowledge the possible negative consequences to the Company and business if certain conditions materialize.)

Market conditions could present significant challenges to the U.S. commercial banking industry and its core business of making and servicing loans and any substantial downturn in the regional markets in which Arrow operates or in the U.S. economy generally could adversely affect Arrow's ability to maintain steady growth in the loan portfolio and earnings. Arrow's business is highly dependent on the business environment in the markets in which the Company operates as well as the United States as a whole. Arrow's business is dependent upon the financial stability of the Company's borrowers, including their ability to pay interest on and repay the principal amount of outstanding loans, the value of the collateral securing those loans, and the overall demand for loans and other products and services, all of which impact Arrow's stability and future growth. Although Arrow's market area has experienced a stabilizing of economic conditions in recent years and even periods of modest growth, if unpredictable or unfavorable economic conditions unique to the market area should occur in upcoming periods, these conditions will likely have an adverse effect on the quality of the loan portfolio and financial performance. As a community bank, Arrow is less able than larger regional competitors to spread the risk of unfavorable local economic conditions over a larger market area. Further, if the overall U.S. economy deteriorates, then Arrow's business, results of operations, financial condition and prospects could be adversely affected. In particular, financial performance may be adversely affected by short-term and long-term interest rates, the prevailing yield curve, inflation, monetary supply, fluctuations in the debt and equity capital markets, and the strength of the domestic economy and the local economies in the markets in which Arrow operates, all of which are beyond Arrow's control.

Arrow is subject to interest rate risk, which could adversely affect profitability. Profitability, like that of most financial institutions, depends to a large extent on Arrow's net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in monetary policy, including changes in interest rates, could influence not only the interest received on loans and securities and the amount of interest paid on deposits and borrowings, but also (1) Arrow's ability to originate loans and obtain deposits, (2) the fair value of financial assets and liabilities, and (3) the average duration of mortgage-backed securities portfolio. If the interest rates Arrow pays on deposits and other borrowings increase at a faster rate than the interest rates received on loans, securities and other interest-earning investments, net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Changes in interest rates, whether they are increases or decreases, can also trigger repricing and changes in the pace of payments for both assets and liabilities.
In addition, an increase in interest rates could have a negative impact on results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to the allowance for loan losses which may materially and adversely affect Arrow's business, results of operations, financial condition and prospects.

Capital and liquidity standards require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case. Capital standards, particularly those adopted as a result of Dodd-Frank, continue to have a significant effect on banks and bank holding companies, including Arrow. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit business activities, including lending, and its ability to expand. It could also result in Arrow being required to take steps to increase regulatory capital and may dilute shareholder value or limit the ability to pay dividends or otherwise return capital to investors through stock repurchases.
Certain of the capital requirements of Dodd-Frank and the related regulations will be impacted by the Economic Growth Act, which was enacted in 2018. The Economic Growth Act created a “community bank leverage ratio” standard for qualifying banking organizations as an alternative to the Dodd-Frank risk-based capital regime. The federal bank regulators have issued a final rule to implement the CBLR, introducing an optional simplified measure of capital adequacy for qualifying community banks that satisfy certain requirements, including having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community bank that opts into the CBLR framework and meets all requirements under the CBLR framework will be considered to have satisfied the risk-based and leverage capital requirements and to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations and will not be required to report or calculate risk-based capital. The CBLR is calculated as the ratio of “tier 1 capital” divided by “average total consolidated assets.” Based on preliminary estimates, the Company’s CBLR computed in compliance with this new standard is expected to exceed the 9% threshold. This final rule became effective as of January 1, 2020, and qualifying community banking organizations can utilize the CBLR framework for purposes of filing their call reports or Form FR Y-9C, as applicable, for the first quarter of 2020 (i.e., as of March 31, 2020). Until the final rules becomes effective and Arrow opts into the CBLR framework, the Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow.

# 14

Any future economic or financial downturn, including any significant correction in the equity markets, may negatively affect the volume of income attributable to, and demand for, fee-based services of banks such as Arrow, including the Company's fiduciary business, which could negatively impact financial condition and results of operation. Revenues from trust and wealth management business are dependent on the level of assets under management. Any significant downturn in the equity markets may lead Arrow's trust and wealth management customers to liquidate their investments, or may diminish account values for those customers who elect to leave their portfolios with Arrow, in either case reducing assets under management and thereby decreasing revenues from this important sector of the business. Other fee-based businesses are also susceptible to a sudden economic or financial downturn.
In addition, Arrow's loan quality is affected by the condition of the economy. Like all financial institutions, Arrow maintains an allowance for loan losses to provide for probable loan losses at the balance sheet date. Arrow's allowance for loan losses is based on its historical loss experience as well as an evaluation of the risks associated with its loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio and other factors. While Arrow has continued to enjoy a very high level of quality in its loan portfolio generally and very low levels of loan charge-offs and non-performing loans, if the economy in Arrow's geographic market area should deteriorate to the point that recessionary conditions return, or if the regional or national economy experiences a protracted period of stagnation, the quality of our loan portfolio may weaken so significantly that its allowance for loan losses may not be adequate to cover actual or expected loan losses. In such events, Arrow may be required to increase its provisions for loan losses and this could materially and adversely affect financial results. Moreover, weak or worsening economic conditions often lead to difficulties in other areas of its business, including growth of its business generally, thereby compounding the negative effects on earnings.

Arrow faces continuing and growing security risks to its information base including the information maintained relating to customers, and any breaches in the security systems implemented to protect this information could have a material negative effect on Arrow's business operations and financial condition. In the ordinary course of business, Arrow relies on electronic communications and information systems to conduct its operations and to store sensitive data. Arrow employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. Arrow employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Arrow has implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect its business operations, including the security and privacy of all confidential customer information. In addition, Arrow relies on the services of a variety of vendors to meet data processing and communication needs. No matter how well designed or implemented its controls are, Arrow cannot provide an absolute guarantee to protect its business operations from every type of cybersecurity or other security problem in every situation, whether as a result of systems failures, human error or negligence, cyberattacks, security breaches, fraud or misappropriation. Any failure or circumvention of these controls could have a material adverse effect on Arrow's business operations and financial condition. Notwithstanding the strength of defensive measures, the threat from cyberattacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, Arrow has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks or other security problems, Arrow's systems and those of its customers and third-party service providers are under constant threat. Risks and exposures related to cybersecurity attacks or other security problems are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats and issues, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by Arrow and customers.
The computer systems and network infrastructure that Arrow uses are always vulnerable to unforeseen disruptions, including theft of confidential customer information (“identity theft”) and interruption of service as a result of fire, natural disasters, explosion, general infrastructure failure, cyberattacks or other security problems. These disruptions may arise in Arrow's internally developed systems, or the systems of our third-party service providers or may originate from the actions of our consumer and business customers who access our systems from their own networks or digital devices to process transactions. Information security and cyber security risks have increased significantly in recent years because of consumer demand to use the Internet and other electronic delivery channels to conduct financial transactions. Cybersecurity risk and other security problems are a major concern to financial services regulators and all financial service providers, including Arrow. These risks are further exacerbated due to the increased sophistication and activities of organized crime, hackers, terrorists and other disreputable parties. Arrow regularly assesses and tests security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of Arrow's controls and processes to protect its systems, data and networks from attacks or unauthorized access remain a priority. Accordingly, Arrow may be required to expend additional resources to enhance its protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of Arrow's system security could result in disruption of its operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect Arrow's earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging Arrow's reputation and undermining its ability to attract and keep customers. In addition, if Arrow fails to observe any of the cybersecurity requirements in federal or state laws, regulations or regulatory guidance, Arrow could be subject to various sanctions, including financial penalties.

The Company relies on the operations of its banking subsidiaries to provide liquidity which, if limited, could impact Arrow's ability to pay dividends to its shareholders or to repurchase its common stock. Arrow is a bank holding company, a separate legal entity from the subsidiaries. The bank holding company does not have significant operations of its own. The ability of the subsidiaries, including bank and insurance subsidiaries, to pay dividends is limited by various statutes and regulations. It is possible, depending upon the financial condition of Arrow's subsidiaries and other factors, that the subsidiaries might be restricted

# 15

at some point in the ability to pay dividends to the holding company, including by a bank regulator asserting that the payment of such dividends or other payments would constitute an unsafe or unsound practice. In addition, under federal banking law, Arrow is subject to consolidated capital requirements at the holding company level. If the holding company or the bank subsidiaries are required to retain or increase capital, Arrow may not be able to maintain the cash dividends or pay dividends at all, or to repurchase shares of Arrow's common stock.

Changes in federal, state or local tax laws may negatively impact Arrow's financial performance. As in the case of the Tax Act, Arrow is subject to changes in tax law that could impact Arrow's effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect Arrow's current and future financial performance. Similarly, Arrow's customers are likely to experience varying effects from both the individual and business tax provisions of changes in tax law and such effects, whether positive or negative, may have a corresponding impact on Arrow's business and the economy as a whole.

Changes in accounting standards may materially and negatively impact Arrow's financial statements. From time-to-time, the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of Arrow's financial statements. These changes can be hard to predict and can materially impact how Arrow records and reports financial condition and results of operations. In some cases, Arrow may be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial statements. Specifically, changes in the fair value of financial assets could have a significant negative impact on asset portfolios and indirectly on capital levels.

Arrow relies on other companies to provide key components of business infrastructure. Third-party vendors provide key components of business infrastructure such as Internet connections, network access and mutual fund distribution. The financial health and operational capabilities of these third parties are for the most part beyond Arrow's control, and any problems experienced by these third parties, such that they may not be able to continue to provide services to Arrow or to perform such services consistent with expectations, could adversely affect the ability to deliver products and services to customers and to conduct business.

Arrow operates in a highly competitive industry and market areas that could negatively affect growth and profitability. Competition for commercial banking and other financial services is fierce in Arrow's market areas. In one or more aspects of business, Arrow's subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Additionally, due to their size and other factors, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services, than Arrow can. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. In addition, many of Arrow's competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Failure to offer competitive services in Arrow's market areas could significantly weaken Arrow's market position, adversely affecting growth, which, in turn, could have a material adverse effect on Arrow's financial condition and results of operations.

If economic conditions worsen and the U.S. financial markets should suffer a downturn, Arrow may experience limited access to credit markets. As discussed under Part II, Item 7.D. “Liquidity,” Arrow maintains borrowing relationships with various third parties that enables Arrow to obtain from them, on relatively short notice, overnight and longer-term funds sufficient to enable us to fulfill obligations to customers, including deposit withdrawals. If, in the context of a downturn in the U.S. economy or financial markets, these third parties should encounter difficulty in accessing their own credit markets, Arrow may, in turn, experience a decrease in capacity to borrow funds from them or other third parties traditionally relied upon by banks for liquidity.

Business could suffer if Arrow loses key personnel unexpectedly or if employee wages increase significantly. Arrow's success depends, in large part, on Arrow's ability to retain key personnel for the duration of their expected terms of service. On an ongoing basis, Arrow prepares and reviews back-up plans, in the event key personnel are unexpectedly rendered incapable of performing or depart or resign from their positions. However, any sudden unexpected change at the senior management level may adversely affect business. In addition, should Arrow's industry begin to experience a shortage of qualified employees, Arrow, like other financial institutions, may have difficulty attracting and retaining entry level or higher bracket personnel and also may experience, as a result of such shortages or the enactment of higher minimum wage laws locally or nationwide, increased salary expense, which would likely negatively impact results of operations.

Uncertainty relating to LIBOR and other reference rates and their potential discontinuance may negatively impact our access to funding and the value of our financial instruments and commercial agreements. Due to uncertainty surrounding the suitability and sustainability of the London interbank offered rate (LIBOR), central banks and global regulators have called for financial market participants to prepare for the discontinuance of LIBOR by the end of 2021 and the establishment of alternative reference rates. At this time, it is not possible to predict the effect that any discontinuance, modification or other reforms to LIBOR or any other reference rate, the establishment of alternative reference rates, or the impact of any such events on contractual mechanisms may have on the markets, us, or our financial instruments or commercial agreements that reference LIBOR.
Certain of our financial instruments and commercial agreements contain provisions to replace LIBOR as the benchmark following the occurrence of specified transition events. Such provisions may not be sufficient to trigger a change in the benchmark at all times when LIBOR is no longer representative of market interest rates, or that these events will align with similar events in the market generally or in other parts of the financial markets, such as the derivatives market.

# 16

Alternative reference rates are calculated using components different from those used in the calculation of LIBOR and may fluctuate differently than, and not be representative of, LIBOR. In order to compensate for these differences, certain of our financial instruments and commercial agreements allow for a benchmark replacement adjustment. However, there is no assurance that any benchmark replacement adjustment will be sufficient to produce the economic equivalent of LIBOR, either at the benchmark replacement date or over the life of such instruments and agreements.
Uncertainty as to the nature and timing of the potential discontinuance or modification of LIBOR, the replacement of LIBOR with one or more alternative reference rates or other reforms may negatively impact market liquidity, our access to funding required to operate our business and the trading market for our financial instruments. Furthermore, the timing of implementation and use of alternative reference rates and corresponding adjustments or other reforms could be subject to disputes, could cause the interest payable on our outstanding financial instruments and commercial agreements to be materially different than expected and may impact the value of our financial instruments and commercial agreements.

Federal banking statutes and regulations could change in the future, which may adversely affect Arrow and certain players in the financial industry as a whole. Arrow is subject to extensive federal and state banking regulations and supervision. Banking laws and regulations are intended primarily to protect bank depositors’ funds (and indirectly the Federal Deposit Insurance Fund) as well as bank retail customers, who may lack the sophistication to understand or appreciate bank products and services. These laws and regulations generally are not, however, aimed at protecting or enhancing the returns on investment enjoyed by bank shareholders.
Arrow's depositor/customer awareness of the changing regulatory environment is particularly true of the set of laws and regulations under Dodd-Frank, which were passed in the aftermath of the 2008-09 financial crisis and in large part were intended to better protect bank customers (and to some degree, banks) against a wide variety of lending products and aggressive lending practices that pre-dated the crisis and are seen as having contributed to its severity. Although not all banks offered such products or engaged in such practices, all banks are affected by these laws and regulations to some degree.
Dodd-Frank restricts Arrow's lending practices, requires us to expend substantial additional resources to safeguard customers, significantly increases its regulatory burden, and subjects Arrow to significantly higher minimum capital requirements which, in the long run, may serve as a drag on its earnings, growth and ultimately on its dividends and stock price (the Dodd-Frank capital standards are separately addressed in a previous risk factor).
Although the Economic Growth Act and similar initiatives may mitigate the impact of Dodd-Frank, other statutory and regulatory changes could add to the existing regulatory burden imposed on banking organizations like Arrow, resulting in a potential material adverse effect on Arrow's financial condition and results of operations.

Non-compliance with the Patriot Act, Bank Secrecy Act, or other anti-money laundering laws and regulations could result in fines or sanctions and restrictions on conducting acquisitions or establishing new branches. The Patriot Act and Bank Secrecy Act require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with FinCEN. Federal anti-money laundering rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, and restrictions on conducting acquisitions or establishing new branches. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. The policies and procedures Arrow adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

The Company, through its banking subsidiaries, is subject to the Community Reinvestment Act ("CRA") and fair lending laws, and failure to comply with these laws could lead to material penalties. CRA the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on Arrow's business, financial condition and results of operations.

The financial services industry is faced with technological advances and changes on a continuing basis, and failure to adapt to these advances and changes could have a material adverse impact on Arrow's business. Technological advances and changes in the financial services industry are pervasive and constant. The retail financial services sector, like many other retail goods and services sectors, is constantly evolving, involving new delivery and communications systems and technologies that are extraordinarily far-reaching and impactful. For Arrow to remain competitive, Arrow must comprehend and adapt to these systems and technologies. Proper implementation of new technologies can increase efficiency, decrease costs and help to meet customer demand. However, many competitors have greater resources to invest in technological advances and changes. Arrow may not always be successful in utilizing the latest technological advances in offering its products and services or in otherwise conducting its business. Failure to identify, consider, adapt to and implement technological advances and changes could have a material adverse effect on business.

Problems encountered by other financial institutions could adversely affect the Company. Arrow's ability to engage in routine funding transactions could be adversely affected by financial or commercial problems confronting other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. Arrow has

# 17

exposure to many different counterparties in the normal course of business, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by Arrow or by other financial institutions on whom Arrow relies or with whom Arrow interacts. Some of these transactions expose Arrow to credit and other potential risks in the event of default of Arrow's counterparty or client. In addition, credit risk may be exacerbated when the collateral held by Arrow cannot be liquidated or only may be liquidated at prices not sufficient to recover the full amount due Arrow under the underlying financial instrument, held by Arrow. There is no assurance that any such losses would not materially and adversely affect results of operations.

The Company's allowance for possible loan and lease losses may be insufficient, and an increase in the allowance would reduce earnings. The allowance is established through a provision for loan and lease losses based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance is based upon a number of factors, including the size of the loan and lease portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan and lease loss experience and loan underwriting policies. In addition, Arrow evaluates all loans and leases identified as problem loans and augments the allowance based upon an estimation of the potential loss associated with those problem loans and leases. Additions to the allowance for loan and lease losses decrease net income through provisions for loan and lease losses. If the evaluation performed in connection with establishing loan and lease loss reserves is wrong, the allowance for loan and lease losses may not be sufficient to cover Arrow's losses, which would have an adverse effect on operating results. Arrow's regulators, in reviewing the loan and lease portfolio as part of a regulatory examination, may from time to time require Arrow to increase the allowance for loan and lease losses, thereby negatively affecting earnings, financial condition and capital ratios at that time. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of Arrow's control. Additions to the allowance could have a negative impact on Arrow's results of operations. As of January 1, 2020, Arrow is in the process of implementing a new accounting standard to estimate the Company's allowance for credit losses. For more information, see Part II, Item 7.H. “Recently Issued Accounting Standards.” Although Arrow believes that the allowance for credit losses is in compliance with the new accounting standard at January 1, 2020, there is no guarantee that it will be sufficient to address credit losses, particularly if economic conditions deteriorate quickly and/or significantly. In such an event, the Company may increase the size of the allowance for loan and lease losses which would reduce Arrow's earnings.

The increasing complexity of Arrow's operations presents varied risks that could affect earnings and financial condition. Arrow processes a large volume of transactions on a daily basis and is exposed to numerous types of risks related to internal processes, people and systems. These risks include, but are not limited to, the risk of fraud by persons inside or outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, breaches of data security, human error or negligence, and Arrow's internal control system and compliance with a complex array of consumer and safety and soundness regulations. Arrow could also experience additional loss as a result of potential legal actions that could arise as a result of operational deficiencies or as a result of noncompliance with applicable laws and regulations.
Arrow has established and maintained a system of internal controls that provides management with information on a timely basis and allows for the monitoring of compliance with operational standards. These systems have been designed to manage operational risks at an appropriate, cost effective level. Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. Losses from operational risks may still occur, however, including losses from the effects of operational errors.

Natural disasters, acts of war or terrorism and other external events could negatively impact the Company. Natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on Arrow's ability to conduct business. In addition, such events could affect the stability of the deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Management has established disaster recovery policies and procedures that are expected to mitigate events related to natural or man-made disasters; however, the occurrence of any such event and the impact of an overall economic decline resulting from such a disaster could have a material adverse effect on Arrow's financial condition and results of operations.

Item 1B.	Unresolved Staff Comments - None

# 18

Item 2. Properties
Arrow's main office is at 250 Glen Street, Glens Falls, New York.  The building is owned by the Company and serves as the main office for Arrow and Glens Falls National, the principal subsidiary bank. The main office of the other banking subsidiary, Saratoga National, is in Saratoga Springs, New York. Arrow owns twenty-seven branch banking offices, leases thirteen branch banking offices and leases two residential loan origination offices, all at market rates. Arrow's insurance agency is co-located in six bank-owned branches, three leased insurance offices and one owned stand-alone building. Arrow also leases office space in buildings and parking lots near the main office in Glens Falls as well as a back-up site for business continuity purposes.
In the opinion of management, the physical properties of the holding company and the various subsidiaries are suitable and adequate.  For more information on Arrow's properties, see Notes 2, Summary of Significant Accounting Policies, 6, Premises and Equipment, and 18, Leases, in the notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

Item 3. Legal Proceedings
Arrow is not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of business. On an ongoing basis, Arrow typically is the subject of or a party to various legal claims, which arise in the normal course of business. Although the outcome of the lawsuits or other proceedings cannot be predicated with certainty and the amount of any liability that may arise therefrom cannot be predicted accurately, in the opinion of management based upon consultation with counsel, the various legal claims currently pending against Arrow will not result in a material adverse effect to Arrow's financial condition.

Item 4. Mine Safety Disclosures - None

# 19

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Arrow's common stock is traded on the Global Select Market of the National Association of Securities Dealers, Inc. ("NASDAQ®") Stock Market under the symbol AROW.
Based on information received from Arrow's transfer agent and various brokers, custodians and agents, Arrow estimates there were approximately 7,500 beneficial owners of Arrow’s common stock at December 31, 2019. Arrow has no other class of stock outstanding.

Equity Compensation Plan Information
The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2019.  These equity compensation plans were (i) the 2013 Long-Term Incentive Plan ("LTIP"), and its predecessors, Arrow's 2008 Long-Term Incentive Plan and Arrow's 1998 Long-Term Incentive Plan; (ii) the 2014 Employee Stock Purchase Plan ("ESPP"); and (iii) the 2013 Directors' Stock Plan ("DSP").  All of these plans have been approved by Arrow's shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Restricted Stock Units, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)(2)	248,738	$26.75	313,806
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	248,738		313,806

(1)
The total of 248,738 shares listed in column (a) includes 241,242 which are issuable pursuant to outstanding stock options and 7,496 which are issuable pursuant to restricted stock units all granted under the LTIP or its predecessor plans.

(2)
The total of 313,806 shares listed in column (c) includes (i) 225,485 shares of common stock available for future award grants under the LTIP, (ii) 78,685 shares of common stock available for future issuance under the ESPP, and (iii) 9,636 shares of common stock available for future issuance under the DSP.

# 20

STOCK PERFORMANCE GRAPHS
The following two graphs provide a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the NASDAQ Banks Index and the Zacks $1B-$5B Bank Assets Index.
The first graph presents comparative stock performance for the five-year period from December 31, 2014 to December 31, 2019 and the second graph presents comparative stock performance for the fifteen-year period from December 31, 2004 to December 31, 2019.
The historical information in the graphs and accompanying tables may not be indicative of future performance of Arrow stock on the various stock indices.

	TOTAL RETURN PERFORMANCE Period Ending
Index	2014	2015	2016	2017	2018	2019
Arrow Financial Corporation	100.00	104.55	165.68	147.29	147.21	184.59
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
NASDAQ Banks Index	100.00	108.91	147.47	157.10	130.44	163.99
Zacks $1B - $5B Bank Assets Index	100.00	108.06	149.08	161.73	143.59	170.48

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2020.

# 21

	TOTAL RETURN PERFORMANCE Period Ending
Index	2004	2005	2006	2007	2008	2009	2010	2011
Arrow Financial Corporation	100.00	89.88	91.25	85.41	104.52	111.57	131.92	120.93
Russell 2000 Index	100.00	104.51	123.71	121.77	80.62	102.53	130.06	124.62
NASDAQ Banks Index	100.00	97.68	109.68	86.80	63.28	52.66	62.62	56.01
Zacks $1B - $5B Bank Assets Index	100.00	98.79	111.96	95.27	76.13	66.49	74.17	72.08

	TOTAL RETURN PERFORMANCE (Cont'd.) Period Ending
Index	2012	2013	2014	2015	2016	2017	2018	2019
Arrow Financial Corporation	136.71	154.26	169.05	176.74	280.07	249.00	248.87	312.06
Russell 2000 Index	145.00	201.28	211.13	201.81	244.82	280.69	249.78	313.54
NASDAQ Banks Index	67.00	95.90	100.77	109.75	148.60	158.31	131.45	165.25
Zacks $1B - $5B Bank Assets Index	84.55	109.61	118.73	128.30	177.00	192.02	170.48	202.41

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2020.

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

# 22

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about repurchases by Arrow during the three months ended December 31, 2019 of Arrow's common stock (the only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Fourth Quarter 2019 Calendar Month	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	1,179	$33.85	—	$3,760,025
November	3,694	36.09	—	3,760,025
December	12,731	36.54	—	3,760,025
Total	17,604	36.27	—

1 The total number of shares purchased and the average price paid per share listed in columns (a) and (b) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, and (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans ("LTIPs") in connection with their stock-for-stock exercise of such options, and shares repurchased by Arrow pursuant to its publicly-announced stock repurchase program.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased by Arrow through such methods:  October - DRIP purchases (1,179 shares); November - DRIP purchases (910 shares), stock-for-stock option exercises (2,784 shares); and December - DRIP purchases (12,731 shares).
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs.  Arrow's only publicly-announced stock repurchase program in effect for the fourth quarter of 2019 was the 2019 Repurchase Program approved by the Board of Directors and announced in January 2019, under which the Board authorized management, in its discretion, to repurchase from time to time from January 30, 2019 through December 31, 2019, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions (the "2019 Program"). Arrow had no repurchases of its shares in the fourth quarter of 2019 under the 2019 Program. In October 2019, the Board approved a new repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of the Company's common stock over the calendar year 2020, in open-market or negotiated transactions.

# 23

Item 6. Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA
Arrow Financial Corporation and Subsidiaries
(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2019	2018	2017	2016	2015
Interest and Dividend Income	$109,759	$96,503	$84,657	$76,915	$70,738
Interest Expense	21,710	12,485	7,006	5,356	4,813
Net Interest Income	88,049	84,018	77,651	71,559	65,925
Provision for Loan Losses	2,079	2,607	2,736	2,033	1,347
Net Interest Income After Provision for Loan Losses	85,970	81,411	74,915	69,526	64,578
Noninterest Income	28,266	28,736	28,093	27,854	27,995
Net Gains (Losses) on Securities Transactions	289	213	(448)	(22)	129
Noninterest Expense	(67,450)	(65,055)	(62,705)	(59,609)	(57,430)
Income Before Provision for Income Taxes	47,075	45,305	39,855	37,749	35,272
Provision for Income Taxes	9,600	9,026	10,529	11,215	10,610
Net Income	$37,475	$36,279	$29,326	$26,534	$24,662

Per Common Share: [1]
Basic Earnings	$2.51	$2.44	$1.99	$1.82	$1.70
Diluted Earnings	2.50	2.43	1.98	1.81	1.69

Per Common Share: [1]
Cash Dividends	$1.02	$0.97	$0.92	$0.89	$0.87
Book Value	20.12	18.08	16.89	15.81	14.69
Tangible Book Value [2]	18.55	16.49	15.26	14.14	12.98

Consolidated Year-End Balance Sheet Data:
Total Assets	$3,184,275	$2,988,334	$2,760,465	$2,605,242	$2,446,188
Securities Available-for-Sale	357,334	317,535	300,200	346,996	402,309
Securities Held-to-Maturity	245,065	283,476	335,907	345,427	320,611
Loans	2,386,120	2,196,215	1,950,770	1,753,268	1,573,952
Nonperforming Assets [3]	5,662	6,782	7,797	7,186	8,924
Deposits	2,616,054	2,345,584	2,245,116	2,116,546	2,030,423
Federal Home Loan Bank Advances	160,000	279,000	160,000	178,000	137,000
Other Borrowed Funds	76,353	74,659	84,966	55,836	43,173
Stockholders’ Equity	301,728	269,584	249,603	232,852	213,971

Selected Key Ratios:
Return on Average Assets	1.24%	1.27%	1.09%	1.06%	1.05%
Return on Average Equity	13.17	13.96	12.14	11.79	11.86
Dividend Payout Ratio [4]	40.80	39.92	46.46	49.17	51.48
Average Equity to Average Assets	9.40	9.10	8.96	8.95	8.88

1 Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent September 27, 2019 3% stock dividend.
2 Tangible book value excludes goodwill and other intangible assets from total equity.
3 Nonperforming assets consist of nonaccrual loans, loans past due 90 or more days but still accruing interest, repossessed assets, restructured loans, other real estate owned and nonaccrual investments.
4 Dividend Payout Ratio – cash dividends per share to fully diluted earnings per share.

# 24

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information Dollars in thousands, except per share amounts Share and per share amounts have been restated for the September 2019 3% stock dividend

Quarter Ended	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018
Net Income	$9,740	$10,067	$8,934	$8,734	$8,758
Transactions Recorded in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	50	109	—	57	(106)
Share and Per Share Data: [1]
Period End Shares Outstanding	14,998	14,969	14,949	14,909	14,907
Basic Average Shares Outstanding	14,978	14,955	14,922	14,903	14,885
Diluted Average Shares Outstanding	15,026	14,991	14,963	14,956	14,949
Basic Earnings Per Share	$0.65	$0.67	$0.60	$0.59	$0.59
Diluted Earnings Per Share	0.65	0.67	0.60	0.58	0.59
Cash Dividend Per Share	0.260	0.252	0.252	0.252	0.252
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$28,880	$27,083	$25,107	$26,163	$34,782
Investment Securities	582,982	545,073	584,679	611,161	637,341
Loans	2,358,110	2,308,879	2,255,299	2,210,642	2,160,435
Deposits	2,607,421	2,472,528	2,436,290	2,347,985	2,347,231
Other Borrowed Funds	177,877	231,291	250,283	327,138	315,172
Shareholders’ Equity	296,124	289,016	280,247	272,864	268,503
Total Assets	3,113,114	3,023,043	2,997,458	2,977,056	2,954,031
Return on Average Assets, annualized	1.24%	1.32%	1.20%	1.19%	1.18%
Return on Average Equity, annualized	13.05%	13.82%	12.79%	12.98%	12.94%
Return on Average Tangible Equity, annualized [2]	14.18%	15.05%	13.96%	14.22%	14.20%
Average Earning Assets	$2,969,972	$2,881,035	$2,865,085	$2,847,966	$2,832,558
Average Paying Liabilities	2,293,804	2,213,642	2,235,462	2,224,403	2,189,233
Interest Income	28,367	27,952	27,227	26,213	26,000
Tax-Equivalent Adjustment [3]	321	344	376	373	376
Interest Income, Tax-Equivalent [3]	28,688	28,296	27,603	26,586	26,376
Interest Expense	5,449	5,649	5,520	5,092	4,343
Net Interest Income	22,918	22,303	21,707	21,121	21,657
Net Interest Income, Tax-Equivalent [3]	23,239	22,647	22,083	21,494	22,033
Net Interest Margin, annualized	3.06%	3.07%	3.04%	3.01%	3.03%
Net Interest Margin, Tax-Equivalent, annualized [3]	3.10%	3.12%	3.09%	3.06%	3.09%
Efficiency Ratio Calculation: [4]
Noninterest Expense	$17,099	$16,791	$16,908	$16,652	$16,881
Less: Intangible Asset Amortization	60	61	44	79	65
Net Noninterest Expense	17,039	16,730	16,864	16,573	16,816
Net Interest Income, Tax-Equivalent	23,238	22,647	22,083	21,494	22,033
Noninterest Income	7,081	7,691	6,896	6,887	6,799
Less: Net Changes in Fair Value of Equity Investments	67	146	—	76	(142)
Net Gross Income	$30,252	$30,192	$28,979	$28,305	$28,974
Efficiency Ratio	56.32%	55.41%	58.19%	58.55%	58.04%
Period-End Capital Information: [5]
Total Stockholders’ Equity (i.e. Book Value)	$301,728	$292,228	$284,649	$276,609	$269,584
Book Value per Share [1]	20.12	19.52	19.04	18.55	18.08
Goodwill and Other Intangible Assets, net	23,534	23,586	23,603	23,650	23,725
Tangible Book Value per Share [1,2]	18.55	17.95	17.46	16.97	16.49
Tier 1 Leverage Ratio	9.98%	10.04%	9.88%	9.73%	9.61%
Common Equity Tier 1 Capital Ratio	12.94%	12.93%	12.99%	12.98%	12.89%
Tier 1 Risk-Based Capital Ratio	13.83%	13.85%	13.93%	13.95%	13.87%
Total Risk-Based Capital Ratio	14.78%	14.81%	14.91%	14.93%	14.86%
Assets Under Trust Administration & Investment Mgmt	$1,543,653	$1,485,116	$1,496,966	$1,483,259	$1,385,752

# 25

Selected Twelve-Month Information Dollars in thousands, except per share amounts Share and per share amounts have been restated for the September 2019 3% stock dividend

	2019	2018	2017
Net Income	$37,475	$36,279	$29,326
Transactions Recorded in Net Income (Net of Tax):
Net Loss on Security Transactions	—	—	(275)
Net Changes in Fair Value of Equity Investments	214	158	—

Period End Shares Outstanding[1]	14,998	14,907	14,778
Basic Average Shares Outstanding[1]	14,940	14,840	14,739
Diluted Average Shares Outstanding[1]	14,983	14,922	14,838
Basic Earnings Per Share[1]	$2.51	$2.44	$1.99
Diluted Earnings Per Share[1]	2.50	2.43	1.98
Cash Dividends Per Share[1]	1.02	0.97	0.92
Average Assets	3,028,028	2,855,753	2,693,946
Average Equity	284,640	259,835	241,466
Return on Average Assets	1.24%	1.27%	1.09%
Return on Average Equity	13.17%	13.96%	12.14%
Average Earning Assets	$2,891,321	$2,734,160	$2,567,116
Average Interest-Bearing Liabilities	2,243,065	2,113,102	2,006,575
Interest Income	109,759	96,503	84,657
Interest Income, Tax-Equivalent*	111,173	98,214	88,501
Interest Expense	21,710	12,485	7,006
Net Interest Income	88,049	84,018	77,651
Net Interest Income, Tax-Equivalent*	89,463	85,729	81,495
Net Interest Margin	3.05%	3.07%	3.02%
Net Interest Margin, Tax-Equivalent*	3.09%	3.14%	3.17%
Efficiency Ratio Calculation*[4]
Noninterest Expense	$67,450	$65,055	$62,705
Less: Intangible Asset Amortization	245	263	279
Net Noninterest Expense	67,205	64,792	62,426
Net Interest Income, Tax-Equivalent	89,461	85,729	81,495
Noninterest Income	28,555	28,949	27,645
Less: Net (Loss) Gain on Security Transactions	—	—	(448)
Less: Net Changes in Fair Value of Equity Investments	289	213	—
Net Gross Income, Adjusted	$117,727	$114,465	$109,588
Efficiency Ratio*	57.09%	56.60%	56.96%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.98%	9.61%	9.49%
Total Stockholders’ Equity (i.e. Book Value)	$301,728	$269,584	$249,603
Book Value per Share	20.12	18.08	16.89
Intangible Assets	23,534	23,725	24,162
Tangible Book Value per Share [2]	18.55	16.49	15.26
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans	0.05%	0.05%	0.06%
Provision for Loan Losses as a Percentage of Average Loans	0.09%	0.13%	0.15%
Allowance for Loan Losses as a Percentage of Period-End Loans	0.89%	0.92%	0.95%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	481.41%	365.74%	312.37%
Nonperforming Loans as a Percentage of Period-End Loans	0.18%	0.25%	0.31%
Nonperforming Assets as a Percentage of Total Assets	0.18%	0.23%	0.28%

*See "Use of Non-GAAP Financial Measures" on page 4.

# 26

Arrow Financial Corporation
Reconciliation of Non-GAAP Financial Information
(Dollars In Thousands, Except Per Share Amounts)

Footnotes:

1.	Share and per share data have been restated for the September 27, 2019, 3% stock dividend.

2.
Non-GAAP Financial Measure Reconciliation: Tangible Book Value, Tangible Equity, and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which Arrow believes provides investors with information that is useful in understanding its financial performance.

		12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018
	Total Stockholders' Equity (GAAP)	$301,728	$292,228	$284,649	$276,609	$269,584
	Less: Goodwill and Other Intangible assets, net	23,534	23,586	23,603	23,650	23,725
	Tangible Equity (Non-GAAP)	$278,194	$268,642	$261,046	$252,959	$245,859

	Period End Shares Outstanding	14,998	14,969	14,949	14,909	14,907
	Tangible Book Value per Share (Non-GAAP)	$18.55	$17.95	$17.46	$16.97	$16.49
	Net Income	9,740	10,067	8,934	8,734	8,758
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	14.18%	15.05%	13.96%	14.22%	14.20%

3.
Non-GAAP Financial Measure Reconciliation: Net Interest Margin is the ratio of annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding its financial performance.

		12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018
	Interest Income (GAAP)	$28,367	$27,952	$27,227	$26,213	$26,000
	Add: Tax Equivalent Adjustment (Non-GAAP)	321	344	376	373	376
	Interest Income - Tax Equivalent (Non-GAAP)	$28,688	$28,296	$27,603	$26,586	$26,376

	Net Interest Income (GAAP)	$22,918	$22,303	$21,707	$21,121	$21,657
	Add: Tax-Equivalent adjustment (Non-GAAP)	321	344	376	373	376
	Net Interest Income - Tax Equivalent (Non-GAAP)	$23,239	$22,647	$22,083	$21,494	$22,033
	Average Earning Assets	$2,969,972	$2,881,035	$2,865,085	$2,847,966	$2,832,558
	Net Interest Margin (Non-GAAP)	3.10%	3.12%	3.09%	3.06%	3.09%

4.
Non-GAAP Financial Measure Reconciliation: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes the efficiency ratio provides investors with information that is useful in understanding its financial performance. Arrow defines efficiency ratio as the ratio of noninterest expense to net gross income (which equals tax-equivalent net interest income plus noninterest income, as adjusted).

5.
For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with bank regulatory capital rules. All prior quarters reflect actual results. The December 31, 2019 CET1 ratio listed in the tables (i.e., 12.94%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018
	Total Risk Weighted Assets	$2,237,127	$2,184,214	$2,121,541	$2,075,115	$2,046,495
	Common Equity Tier 1 Capital	289,409	282,485	275,528	269,363	263,863
	Common Equity Tier 1 Ratio	12.94%	12.93%	12.99%	12.98%	12.89%

# 27

CRITICAL ACCOUNTING ESTIMATES
The significant accounting policies, as described in Note 2 - Summary of Significant Accounting Policies to the notes to the Consolidated Financial Statements are essential in understanding the Management Discussion and Analysis. Many of the significant accounting policies require complex judgments to estimate the values of assets and liabilities. The Company has procedures and processes in place to facilitate making these judgments. The more judgmental estimates are summarized in the following discussion. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, the Company has used the factors that are believed to represent the most reasonable value in developing the inputs. Actual performance that differs from estimates of the key variables could impact the results of operations.

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

# 28

A. OVERVIEW
The following discussion and analysis focuses on and reviews Arrow's results of operations for each of the years in the three-year period ended December 31, 2019 and the financial condition as of December 31, 2019 and 2018.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of 2019 Financial Results: For the year ended December 31, 2019, net income was a record $37.5 million, up 3.3% over net income of $36.3 million for 2018. Diluted EPS was $2.50 for 2019, up 2.9% from $2.43 in 2018.
Arrow's profitability ratios remained solid in 2019, as return on average equity and return on average assets were 13.17% and 1.24%, respectively, for the year, as compared to 13.96% and 1.27%, respectively, for 2018.
At December 31, 2019, total loan balances reached a record high of $2.4 billion, up $189.9 million, or 8.6%, from the prior-year level. The growth was spread across all loan categories: consumer, residential real estate and commercial. Total deposit balances reached a record high of $2.6 billion, up by $270.5 million, or 11.5%, from the prior-year level. Noninterest-bearing deposits grew by $12.2 million, or 2.6%, during 2019, and represented 18.5% of total deposits at year-end.
Net interest income for the year ending December 31, 2019 was $88.0 million, an increase of $4.0 million, or 4.8%, from the prior year. Continued loan growth generated $95.5 million in interest and fees on loans, an increase of 16.9% from the $81.6 million in interest and fees on loans for the year ending December 31, 2018. Interest expense for the year ending December 31, 2019 was $21.7 million. This is an increase of $9.2 million, or 73.9%, from the $12.5 million in expense for the year ending December 31, 2018. The net interest margin (NIM) was 3.05% for the year ending December 31, 2019, as compared to 3.07% for the year ended December 31, 2018.
Noninterest income was $28.6 million for the year ending December 31, 2019, a decrease of 1.4% when compared to $28.9 million for the year ending December 31, 2018. Income generated from fiduciary activities decreased by $446 thousand in 2019, or 4.8% year-over-year, yet reported a record $1.5 billion in assets under management. Insurance revenue decreased by $706 thousand from the prior year. Other noninterest income in 2019 was positively impacted by a $487 thousand increase in the gain on the sale of loans. Noninterest income represented 24.5% of total revenues in 2019 as compared to 25.6% for the year ending December 31, 2018.
Noninterest expense for the year ending December 31, 2019 increased by $2.4 million, or 3.7%, to $67.5 million compared to $65.1 million in 2018. The largest component of noninterest expense is salaries and benefits paid to employees, which totaled $38.4 million in 2019.
Arrow opened a new Saratoga National Bank retail location in Rotterdam. In addition, Arrow relocated and renovated branches in the Plattsburgh and Queensbury New York markets. The Wealth Management Division and Upstate Agency, LLC moved into new and updated headquarters illustrating the Company's commitment to both businesses.
Technology investments were made to enhance customer experience including upgrades for online loan payments and business online checking.
Arrow continued to have excellent asset quality in 2019, as evidenced by low levels of nonperforming assets and charge-offs. Net loan losses for the fourth quarter of 2019, expressed as an annualized percentage of average loans outstanding, were 0.06%. Net loan losses for the full year 2019 were 0.05% of average loans outstanding, consistent with the 2018 ratio. Nonperforming assets of $5.7 million at December 31, 2019, represented 0.18% of period-end assets, down from 0.23% at December 31, 2018.

The changes in net income, net interest income and net interest margin between the current and prior year are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 31.

Regulatory Capital and Increase in Stockholders' Equity: As of December 31, 2019, the Company continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect, as they do at present.  Pursuant to the Capital Rules, required minimum regulatory capital levels for insured banks and their parent holding companies increased in 2019.  Pursuant to the Economic Growth Act, the federal bank regulators were required to implement a simplified community bank leverage ratio capital standard that may be applicable to Arrow and its subsidiary banks to allow them to satisfy all applicable capital and leverage requirements, including the currently applicable risk-based capital ratio requirements.   The federal bank regulators have issued a final rule to implement the “community bank leverage ratio”, introducing an optional simplified measure of capital adequacy for qualifying community banking organizations (the community bank leverage ratio (CBLR) framework).  To qualify for the CBLR framework, a community banking organization must satisfy certain requirements, including having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.  A qualifying community banking organizational that opts into the CBLR framework and satisfied the risk-based and leverage capital requirements, and to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations and will not be required to report or calculate risk-based capital.  Based on preliminary estimates, the Company’s leverage ratio computed in compliance with this new standard is expected to exceed this new 9% threshold.  This final rule became effective January 1, 2020, and qualifying community banking organizations can utilize the CBLR framework for purposes of filing their call reports or Form FR Y-9C, as applicable, for the first quarter of 2020 or wait until the quarter beginning April 1, 2020.
Total stockholders' equity was $301.7 million at December 31, 2019, an increase of $32.1 million, or 11.9%, from the year earlier level. The components of the change in stockholders' equity since year-end 2018 are presented in the Consolidated Statement

# 29

of Changes in Stockholders' Equity on page 60. Total book value per share increased by 11.3% over the prior year level. At December 31, 2019, tangible book value per share, a non-GAAP financial measure calculated based on tangible book value (total stockholders' equity minus intangible assets including goodwill) was $18.55, an increase of $2.06, or 12.5%, over the December 31, 2018 amount. This increase in total stockholders' equity during 2019 principally reflected the following factors: $37.5 million of net income for the year, plus $3.1 million of equity related to various stock-based compensation plans, plus $1.8 million of equity resulting from the dividend reinvestment plan, plus other comprehensive income of $7.5 million reduced by cash dividends of $15.2 million and the repurchases of common stock of $2.5 million. As of December 31, 2019, Arrow's closing stock price was $37.80, resulting in a trading multiple of 2.04 to Arrow's tangible book value. The Board of Directors declared and the Company paid a cash dividend of $0.252 per share for the first three quarters of 2019, as adjusted for a 3% stock dividend distributed September 27, 2019, a cash dividend of $0.26 per share for the fourth quarter of 2019, and has declared a $0.26 per share cash dividend for the first quarter of 2020.

Economic trends and loan quality: Economic growth has continued at a modest pace in the Company's market area, while labor markets remained exceptionally tight. Nonperforming loans were $4.4 million at December 31, 2019, a decrease of $1.1 million, or 20.3%, from year-end 2018. The ratio of nonperforming loans to period-end loans at December 31, 2019 was 0.18%, a decrease from 0.25% at December 31, 2018 and less than the Company's peer group ratio of 0.56% at September 30, 2019. Loans charged-off (net of recoveries) against the allowance for loan losses was $1.1 million for 2019, an increase of $91 thousand from 2018. The ratio of net charge-offs to average loans was 0.05% for 2019, compared to the peer group ratio of 0.10% for the period ended September 30, 2019. At December 31, 2019, the allowance for loan losses was $21.2 million, representing 0.89% of total loans, a decrease of 3 basis points from the December 31, 2018 ratio.

Loan Segments: Total loans grew $189.9 million, or 8.6%, as compared to the balance at December 31, 2018. The largest increase was in consumer loans, which increased during the year by $91.7 million, or 12.7%, In addition, residential real estate loans grew by $58.5 million, or 6.8% and the total commercial loan portfolio increased $39.7 million or 6.4%.

◦
Commercial Loans: These loans comprised approximately 6.3% of the total loan portfolio at period-end. The economy within the Company's service area, including small- and mid-sized businesses with headquarters in the area, continued to be in reasonably stable at 2019 year-end.

◦
Commercial Real Estate Loans: These loans comprised approximately 21.4% of the total loan portfolio at period-end. Commercial property values in the Company's region have remained stable in recent periods. Appraisals on nonperforming and watched CRE properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration or changes to the physical aspects of the property since the last appraisal.

◦
Consumer Loans: These loans (primarily automobile loans) comprised approximately 34.0% of the total loan portfolio at period-end. Throughout the past three years, the Company has not experienced any significant increase in the delinquency rate or in the percentage of nonperforming loans in this segment.

◦
Residential Real Estate Loans: These loans, including home equity loans, comprised approximately 38.3% of the total loan portfolio at period-end. The residential real estate market in the Company's service area has been stable in recent periods. The Company originated nearly all of the residential real estate loans currently held in the loan portfolio and applied conservative underwriting standards to loan originations. The Company typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions.

Liquidity and access to credit markets: The Company did not experience any liquidity problems or special concerns during 2019, nor during the prior two years. The terms of the Company's lines of credit with correspondent banks, the FHLBNY and the Federal Reserve Bank of New York, have not changed significantly in recent periods (see the general liquidity discussion on page 47). Historically, the Company has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Periodic liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises, including a severe crisis.

Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in its litigation escrow account. On September 18, 2018, Visa issued a press release announcing that it and other defendants entered into a settlement agreement with class plaintiffs in the related litigation case, and it expects the damage class plaintiffs to file a motion for preliminary approval of the settlement with the court. If the settlement is approved and the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. On September 27, 2019, Visa deposited $300 million into the litigation escrow account that was established pursuant to Visa’s U.S. retrospective responsibility plan, which reduces the conversion rate of Class B shares to Class A shares. This did not have a significant effect on the number of Class B shares currently convertible to Class A shares by Glens Falls National. At December 31, 2019, Glens Falls National held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, the Company has not recognized any economic value for these shares.

# 30

B. RESULTS OF OPERATIONS
The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on the results of operations for December 31, 2019 and the prior two years.

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

CHANGE IN NET INTEREST INCOME
(Dollars In Thousands) (GAAP Basis)

	Years Ended December 31,			Change From Prior Year
				2018 to 2019		2017 to 2018
	2019	2018	2017	Amount	%	Amount	%
Interest and Dividend Income	$109,759	$96,503	$84,657	$13,256	13.7%	$11,846	14.0%
Interest Expense	21,710	12,485	7,006	9,225	73.9%	5,479	78.2%
Net Interest Income	$88,049	$84,018	$77,651	$4,031	4.8%	$6,367	8.2%

Net interest income was $88.0 million in 2019, an increase of $4.0 million, or 4.8%, from the $84.0 million in 2018.  This compared to an increase of $6.4 million, or 8.2%, from 2017 to 2018.  Factors contributing to the year-to-year changes in net interest income over the three-year period are discussed in the following portions of this Section B.I.

# 31

The following tables reflects the components of net interest income, setting forth, for years ended December 31, 2019, 2018 and 2017: (i) average balances of assets, liabilities and stockholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets. The yield on securities available-for-sale is based on the amortized cost of the securities.  Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP basis)
(Dollars in Thousands)

Years Ended:	2019			2018			2017
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$26,816	$722	2.69%	$30,475	$711	2.33%	$25,573	$348	1.36%
Investment Securities:
Fully Taxable	357,669	8,883	2.48%	382,703	8,582	2.24%	390,641	7,884	2.02%
Exempt from Federal Taxes	223,130	4,687	2.10%	258,407	5,563	2.15%	288,655	6,223	2.16%
Loans	2,283,707	95,467	4.18%	2,062,575	81,647	3.96%	1,862,247	70,202	3.77%
Total Earning Assets	2,891,322	109,759	3.80%	2,734,160	96,503	3.53%	2,567,116	84,657	3.30%
Allowance for Loan Losses	(20,477)			(19,278)			(17,303)
Cash and Due From Banks	34,963			36,360			36,175
Other Assets	122,220			104,511			107,958
Total Assets	$3,028,028			$2,855,753			$2,693,946
Deposits:
Interest-Bearing Checking Accounts	$727,857	1,985	0.27%	$849,626	1,618	0.19%	$907,113	1,510	0.17%
Savings Deposits	910,840	8,399	0.92%	753,198	3,457	0.46%	685,782	1,371	0.20%
Time Deposits of $250,000 Or More	95,932	1,932	2.01%	78,159	1,183	1.51%	32,089	282	0.88%
Other Time Deposits	259,636	4,224	1.63%	173,151	1,420	0.82%	165,778	950	0.57%
Total Interest-Bearing Deposits	1,994,265	16,540	0.83%	1,854,134	7,678	0.41%	1,790,762	4,113	0.23%
Short-Term Borrowings	191,258	3,437	1.80%	192,050	2,980	1.55%	140,813	1,148	0.82%
FHLBNY Term Advances and Other Long-Term Debt	52,288	1,634	3.13%	66,918	1,827	2.73%	75,000	1,745	2.33%
Finance Leases	4,131	99	2.40%	—	—		—	—
Total Interest- Bearing Liabilities	2,241,942	21,710	0.97%	2,113,102	12,485	0.59%	2,006,575	7,006	0.35%
Demand Deposits	472,517			460,355			421,061
Other Liabilities	28,929			22,461			24,844
Total Liabilities	2,743,388			2,595,918			2,452,480
Stockholders’ Equity	284,640			259,835			241,466
Total Liabilities and Stockholders’ Equity	$3,028,028			$2,855,753			$2,693,946
Net Interest Income		$88,049			$84,018			$77,651
Net Interest Spread			2.83%			2.94%			2.95%
Net Interest Margin			3.05%			3.07%			3.02%

# 32

Changes between periods are attributed to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities.  Changes attributable to both volume and rate have been allocated proportionately between the categories.

Net Interest Income Rate and Volume Analysis
(Dollars in Thousands) (GAAP basis)

	2019 Compared to 2018 Change in Net Interest Income Due to:			2018 Compared to 2017 Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Interest-Bearing Bank Balances	$(91)	$102	$11	$118	$245	$363
Investment Securities:
Fully Taxable	(584)	885	301	(161)	859	698
Exempt from Federal Taxes	(744)	(132)	(876)	(631)	(29)	(660)
Loans	9,076	4,744	13,820	7,659	3,786	11,445
Total Interest and Dividend Income	7,657	5,599	13,256	6,985	4,861	11,846
Interest Expense:
Deposits:
Interest-Bearing Checking Accounts	(257)	624	367	(102)	210	108
Savings Deposits	849	4,093	4,942	147	1,939	2,086
Time Deposits of $250,000 or More	305	444	749	599	302	901
Other Time Deposits	944	1,860	2,804	44	426	470
Total Deposits	1,841	7,021	8,862	688	2,877	3,565
Short-Term Borrowings	(12)	469	457	529	1,303	1,832
Long-Term Debt	(434)	241	(193)	(201)	283	82
Finance Leases	99	—	99	—	—	—
Total Interest Expense	1,494	7,731	9,225	1,016	4,463	5,479
Net Interest Income	$6,163	$(2,132)	$4,031	$5,969	$398	$6,367

NET INTEREST MARGIN

YIELD ANALYSIS (GAAP Basis)	December 31,
	2019	2018	2017
Yield on Earning Assets	3.80%	3.53%	3.30%
Cost of Interest-Bearing Liabilities	0.97%	0.59%	0.35%
Net Interest Spread	2.83%	2.94%	2.95%
Net Interest Margin	3.05%	3.07%	3.02%

Arrow's earnings are derived predominantly from net interest income, which is interest income, net of interest expense. Changes in balance sheet composition, including interest-earning assets, deposits, and borrowings, combined with changes in market interest rates, impact net interest income. Net interest margin is net interest income divided by average interest-earning assets. Interest-earning assets and funding sources are managed, including noninterest and interest-bearing liabilities, in order to maximize this margin.
2019 Compared to 2018: Net interest income increased $4.0 million, or 4.8%, to $88 million for the year ended December 31, 2019 from $84.0 million for the same period in 2018. The net interest margin was 3.05% for the year ended December 31, 2019 as compared to 3.07% for the same period in 2018.
Interest income from loans increased $14.0 million, or 16.9%, to $95.5 million for the year ended December 31, 2019 from $81.6 million for the same period in 2018. Loan growth was the largest driver of higher interest income. Average loan balances increased by $221.1 million, a 10.7% increase over 2018 average balances. Within the loan portfolio, the three principal segments are residential real estate loans, consumer loans (primarily through the indirect automobile lending program) and commercial loans. In 2019, the Company originated a higher volume of residential mortgages than in the previous year, and due to favorable market conditions, sold a larger volume of these loans to the secondary market. The average balance of the consumer loan portfolio increased significantly in 2019, reflecting continuing strong automobile sales, competitive pricing and an expanding network of dealers. The commercial and commercial real estate loan portfolio also experienced growth during 2019.
Interest income on investment securities and interest-bearing deposits at banks (cash) decreased $0.6 million, or 3.8%, between the years ended December 31, 2019 and December 31, 2018. The decline is primarily due to the decrease in the investment

# 33

portfolio reflecting the strategy to reallocate earning assets from investment securities to higher yielding loans to maximize earning asset yields.
The net interest margin benefited from the shift in the earning asset mix summarized above, as average balances on loans increased and the average balances on investment securities decreased in 2019 when compared to 2018.
Total interest expense on interest-bearing liabilities increased $9.2 million, or 73.9%, to $21.7 million for the year ended December 31, 2019 from $12.5 million for the year ended December 31, 2018. Interest expense on deposits increased by $8.9 million, while interest expense on borrowings increased by $0.3 million. The increase of interest expense within deposits is due to growth in the average balance of interest-bearing deposits of $140.1 million, including the acquisition of $80 million in brokered time deposits with more favorable rates as compared to wholesale borrowing, as well as higher market rates on savings and time deposit accounts. The average balance of all borrowings, including both short-term borrowings and FHLBNY term advances, decreased by $15.4 million in 2019.

2018 Compared to 2017: Net interest income increased $6.4 million, or 8.2%, to $84 million for the year ended December 31, 2018 from $77.7 million for the same period in 2017. The net interest margin was 3.07% for the year ended December 31, 2018 as compared to 3.02% for the same period in 2017.
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

# 34

II. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES
Arrow considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on the results of operations.  The provision for loan losses for 2019 was $2.1 million, compared to the $2.6 million provision for 2018.  The level of the 2019 provision was impacted primarily by the growth in loan balances and the decline in nonperforming loans during 2019. The analysis of the method employed for determining the amount of the loan loss provision is explained in detail in Notes 2, Summary of Significant Accounting Policies, and 5, Loans, to the notes to the Consolidated Financial Statements.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES
(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2019	2018	2017	2016	2015
Period-End Loans	$2,386,120	$2,196,215	$1,950,770	$1,753,268	$1,573,952
Average Loans	2,283,707	2,062,575	1,862,247	1,663,225	1,484,766
Period-End Assets	3,184,275	2,988,334	2,760,465	2,605,242	2,446,188
Nonperforming Assets, at Period-End:
Nonaccrual Loans:
Commercial Loans	81	403	588	155	387
Commercial Real Estate	326	789	1,530	875	2,402
Consumer Loans	663	658	653	589	449
Residential Real Estate Loans	2,935	2,309	2,755	2,574	3,195
Total Nonaccrual Loans	4,005	4,159	5,526	4,193	6,433
Loans Past Due 90 or More Days and
Still Accruing Interest	253	1,225	319	1,201	187
Restructured	143	138	105	106	286
Total Nonperforming Loans	4,401	5,522	5,950	5,500	6,906
Repossessed Assets	139	130	109	101	140
Other Real Estate Owned	1,122	1,130	1,738	1,585	1,878
Total Nonperforming Assets	$5,662	$6,782	$7,797	$7,186	$8,924
Allowance for Loan Losses:
Balance at Beginning of Period	$20,196	$18,586	$17,012	$16,038	$15,570
Loans Charged-off:
Commercial Loans	(12)	(153)	(2)	(97)	(62)
Commercial Real Estate	(29)	(17)	(380)	(195)	(7)
Consumer Loans	(1,603)	(1,246)	(1,101)	(871)	(711)
Residential Real Estate Loans	(91)	(116)	(76)	(107)	(326)
Total Loans Charged-off	(1,735)	(1,532)	(1,559)	(1,270)	(1,106)
Recoveries of Loans Previously Charged-off:
Commercial Loans	1	3	8	23	33
Commercial Real Estate	—	12	—	—	—
Consumer Loans	646	520	389	182	194
Residential Real Estate Loans	—	—	—	6	—
Total Recoveries of Loans Previously Charged-off	647	535	397	211	227
Net Loans Charged-off	(1,088)	(997)	(1,162)	(1,059)	(879)
Provision for Loan Losses
Charged to Expense	2,079	2,607	2,736	2,033	1,347
Balance at End of Period	$21,187	$20,196	$18,586	$17,012	$16,038
Asset Quality Ratios:
Net Charge-offs to Average Loans	0.05%	0.05%	0.06%	0.06%	0.06%
Provision for Loan Losses to Average Loans	0.09%	0.13%	0.15%	0.12%	0.09%
Allowance for Loan Losses to Period-end Loans	0.89%	0.92%	0.95%	0.97%	1.02%
Allowance for Loan Losses to Nonperforming Loans	481.41%	365.74%	312.37%	309.31%	232.24%
Nonperforming Loans to Period-end Loans	0.18%	0.25%	0.31%	0.31%	0.44%
Nonperforming Assets to Period-end Assets	0.18%	0.23%	0.28%	0.28%	0.36%
# 35

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	2019	2018	2017	2016	2015
Commercial Loans	$1,386	$1,218	$1,873	$1,017	$1,827
Commercial Real Estate	5,830	5,644	4,504	5,677	4,520
Consumer Loans	9,408	8,882	7,604	6,120	5,554
Residential Real Estate Loans	4,563	4,452	4,605	4,198	3,790
Unallocated	—	—	—	—	347
Total	$21,187	$20,196	$18,586	$17,012	$16,038

The allowance for loan losses increased to $21.2 million at year-end 2019 from $20.2 million at year-end 2018, an increase of 4.9%. However, the loan portfolio increased at an even faster rate during 2019 (the portfolio at year-end 2019 was up by 8.6% compared to year-end 2018), with the result that the allowance for loan losses as a percentage of period-end total loans declined to 0.89% at year-end 2019 from 0.92% at year-end 2018, a decrease of 3.26%.
A variety of factors were considered in evaluating the adequacy of the allowance for loan losses at December 31, 2019 and the provision for loan losses for the year, including:

Factors leading to an increase in the provision for loan losses:

•	Loan growth in all portfolio segments

•	An increase in qualitative factors for commercial and commercial real estate loans

Factors leading to a decrease in the provision for loan losses:

•	A slight decrease in the qualitative loss factors for consumer and residential real estate loans

•	A decrease in the volume of criticized commercial and commercial real estate loans

See Note 5, Loans, to the notes to the Consolidated Financial Statements for a complete list of all the factors used to calculate the provision for loan losses, including the factors that did not change during the year.
Most of the adversely classified loans (special mention and substandard - see the definition for these classifications in Note 5, Loans, to the notes to the Consolidated Financial Statements) continued to perform under their contractual terms.

III. NONINTEREST INCOME
The majority of the noninterest income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, insurance commissions, net gains (losses) on securities transactions and other recurring fee income.

ANALYSIS OF NONINTEREST INCOME
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2018 to 2019		2017 to 2018
	2019	2018	2017	Amount	%	Amount	%
Income from Fiduciary Activities	$8,809	$9,255	$8,417	$(446)	(4.8)%	$838	10.0%
Fees for Other Services to Customers	10,176	10,134	9,591	42	0.4%	543	5.7%
Insurance Commissions	7,182	7,888	8,612	(706)	(9.0)%	(724)	(8.4)%
Net Gain (Loss) on Securities	289	213	(448)	76	35.7%	661	(147.5)%
Net Gain on Sales of Loans	622	135	546	487	360.7%	(411)	(75.3)%
Other Operating Income	1,477	1,324	927	153	11.6%	397	42.8%
Total Noninterest Income	$28,555	$28,949	$27,645	$(394)	(1.4)%	$1,304	4.7%

2019 Compared to 2018:  Total noninterest income in 2019 was $28.6 million, a decrease of $394 thousand, or 1.4%, from total noninterest income of $28.9 million for 2018. Income from fiduciary activities decreased from 2018 to 2019 by $446 thousand due to nonrecurring fee income related to the settlement of estates which occurred in 2018. The strong equity market did favorably influence current year revenue. Assets under trust administration and investment management at December 31, 2019 were $1.54 billion, an increase of $157.9 million, or 11.4%, from the prior year-end balance of $1.39 billion.
Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to customers by third party providers, income from debit card transactions, and servicing income on sold loans) were $10.2 million for 2019, flat as compared to 2018.
Insurance commissions decreased by $706 thousand, or 9.0% from 2018 to 2019. The reduction in commissions is due in large part to a runoff of commercial clients directly related to the departure of former account executives and an agency principal who all remain active in the business.

# 36

Net gain on securities in 2019 was the change in the fair value of equity investments of $289 thousand.
Net gains on the sales of loans increased in 2019 to $622 thousand, from $135 thousand in 2018, an increase of $487 thousand, or 360.7% due to favorable market conditions leading to an increase in loan sale volume. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the ready availability of a market for such sales.  The Company is unable to predict what the retention rate of such loans in future periods may be. Servicing rights are generally retained for loans originated and sold, which also generates additional noninterest income in subsequent periods (fees for other services to customers).
Other operating income increased by $153 thousand, or 11.6% between the two years mainly due to the fees received as part of interest rate swap agreements offset by the charges related to the disposal of fixed assets as part of the strategy to the optimize the existing branch network.

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
Fees for other services to customers were $10.1 million for 2018, an increase of $543 thousand, or 5.7%, from 2017.
Insurance commissions decreased by $724 thousand, or 8.4% from 2017 to 2018.

IV. NONINTEREST EXPENSE
Noninterest expense is the measure of the delivery cost of services, products and business activities of a company.  The key components of noninterest expense are presented in the following table.

ANALYSIS OF NONINTEREST EXPENSE
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2018 to 2019		2017 to 2018
	2019	2018	2017	Amount	%	Amount	%
Salaries and Employee Benefits	$38,402	$38,788	$37,677	$(386)	(1.0)%	$1,111	2.9%
Occupancy Expenses, Net	5,407	5,026	4,911	381	7.6%	115	2.3%
Technology and Equipment Expense	13,054	11,284	10,474	1,770	15.7%	810	7.7%
FDIC Regular Assessment	157	881	891	(724)	(82.2)%	(10)	(1.1)%
Amortization of Intangible Assets	245	262	279	(17)	(6.5)%	(17)	(6.1)%
Other Operating Expense	10,185	8,814	8,473	1,371	15.6%	341	4.0%
Total Noninterest Expense	$67,450	$65,055	$62,705	$2,395	3.7%	$2,350	3.7%
Efficiency Ratio	57.09%	56.60%	56.96%	0.49%	0.9%	(0.36)%	(0.6)%

2019 compared to 2018:  Noninterest expense for 2019 amounted to $67.5 million, an increase of $2.4 million, or 3.7%, from 2018.  For 2019, the efficiency ratio was 57.09%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better), as defined by the Company, is the ratio of operating noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) plus operating noninterest income (excluding net securities gains or losses). See the discussion of the efficiency ratio on page 4 of this Report under the heading “Use of Non-GAAP Financial Measures.” Arrow's efficiency ratios in recent periods compared favorably to the ratios of the peer group. For the quarter ended September 30, 2019, the peer group ratio (as calculated by the Federal Reserve Bank's most recently available report) was 61.24%, compared to the Company's ratio (not adjusted) of 58.29%.
Salaries and employee benefits expense, which typically represents between 55% and 60% of total noninterest expense, remained flat as compared to the previous year.
Technology and equipment expense have increased from the prior year as many initiatives have been completed as part of the long-term strategy to enhance customer experiences including online loan payments, business banking and more.
Other operating expense increased $1.4 million, or 15.6%, from 2018. The increase was primarily the result of a service cost reclassification of pension costs related to required disaggregation of the service cost component of pension cost under ASU 2017-07.

2018 compared to 2017:  Noninterest expense for 2018 amounted to $65.1 million, an increase of $2.4 million, or 3.7%, from 2017.  For 2018, the efficiency ratio was 56.60%.
Salaries and employee benefits expense increased by $1.1 million, or 2.9%, from 2017 to 2018.
Other operating expense increased $1.0 million, or 7.3%, from 2017. This was primarily the result of nonrecurring legal and professional fees combined with increased spending on technology.

# 37

V. INCOME TAXES
The following table sets forth the provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2018 to 2019		2017 to 2018
	2019	2018	2017	Amount	%	Amount	%
Provision for Income Taxes	$9,600	$9,026	$10,529	$574	6.4%	$(1,503)	(14.3)%
Effective Tax Rate	20.4%	19.9%	26.4%	0.5%	2.5%	(6.5)%	(24.6)%

The provisions for federal and state income taxes amounted to $9.6 million for 2019, $9.0 million for 2018, and $10.5 million for 2017. The effective income tax rates for 2019, 2018 and 2017 were 20.4%, 19.9% and 26.4%, respectively. The increase in the effective tax rate in 2019 over 2018 was primarily due to the reduction of tax exempt investments held and the related investment income. The decrease in the effective tax rate in 2018 as compared to 2017 was the result of the Tax Act.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO
Investment securities including debt securities and equity securities prior to January 1, 2018 were classified as held-to-maturity, trading, or available-for-sale depending on the purposes for which such securities are acquired and thereafter held.  Securities held-to-maturity are debt securities that Arrow has both the positive intent and ability to hold to maturity; such securities are stated at amortized cost.  Debt securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities and equity securities prior to January 1, 2018 not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.
Beginning January 1, 2018, upon adoption of Accounting Standards Update ("ASU") 2016-01, equity securities with readily determined fair values are stated at fair value, with realized and unrealized gains and losses reported in income. For periods prior to January 1, 2018, equity securities were classified as available-for-sale. During 2019, 2018 and 2017, the Company held no trading securities.
The available-for-sale securities portfolio, held-to-maturity securities portfolio and the equity securities portfolio are further detailed below.

Securities Available-for-Sale:
The following table sets forth the carrying value of the securities available-for-sale portfolio at year-end December 31, 2019, December 31, 2018 and December 31, 2017.

SECURITIES AVAILABLE-FOR-SALE
(Dollars In Thousands)

	December 31,
	2019	2018	2017
U.S. Government & Agency Obligations	$5,054	$46,765	$59,894
State and Municipal Obligations	764	1,195	10,349
Mortgage-Backed Securities	350,716	268,775	227,596
Corporate and Other Debt Securities	800	800	800
Mutual Funds and Equity Securities	—	—	1,561
Total	$357,334	$317,535	$300,200

In the periods above, the Company held no investment securities in the securities portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or government agencies of foreign issuers.
In all periods above, Mortgage-Backed Securities consisted solely of mortgage pass-through securities and Collateralized Mortgage Obligations ("CMOs") issued or guaranteed by U.S. federal agencies.  Mortgage pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. CMOs are pools of mortgage-backed securities, the repayments on which have generally been separated into two or more components (tranches), where each tranche has a separate estimated life and yield.  The Company's practice has been to purchase pass-through securities and CMOs that are issued or guaranteed by U.S. federal agencies, and the tranches of CMOs purchased are generally those having shorter average lives and/or durations.

# 38

The following table sets forth the maturities of the debt securities in the available-for-sale portfolio as of December 31, 2019.  CMOs and other mortgage-backed securities are included in the table based on their expected average lives.

MATURITIES OF DEBT SECURITIES AVAILABLE-FOR-SALE
(Dollars In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Government & Agency Obligations	$—	$5,054	$—	$—	$5,054
State and Municipal Obligations	26	298	—	440	764
Mortgage-Backed Securities	18	301,336	49,362	—	350,716
Corporate and Other Debt Securities	—	—	800	—	800
Total	$44	$306,688	$50,162	$440	$357,334

The following table sets forth the tax-equivalent yields of the debt securities in the available-for-sale portfolio at December 31, 2019.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Government & Agency Obligations	—%	2.00%	—%	—%	2.00%
State and Municipal Obligations	1.23%	6.30%	—%	6.77%	6.40%
Mortgage-Backed Securities	4.32%	2.23%	2.23%	—%	2.23%
Corporate and Other Debt Securities	—%	—%	3.88%	—%	3.88%
Total	2.47%	2.23%	2.25%	6.77%	2.24%

The yields on obligations of states and municipalities exempt from federal taxation were computed on a tax-equivalent basis. The yields on other debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2019.
At December 31, 2019 and 2018, the weighted average maturity was 4.2 and 5.0 years, respectively, for debt securities in the available-for-sale portfolio.
At December 31, 2019, the net unrealized gains on securities available-for-sale amounted to $0.6 million.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.  The net unrealized losses on securities available-for-sale was $5.0 million at December 31, 2018.  For both periods, net unrealized gains or losses were primarily attributable to changes in market rates between the date of purchase and the balance sheet date resulting in higher or lower valuations of the portfolio securities.
For further information regarding the portfolio of securities available-for-sale, see Note 4, Investment Securities, to the notes to the Consolidated Financial Statements.

Securities Held-to-Maturity:
The following table sets forth the carrying value of the portfolio of securities held-to-maturity at December 31 of each of the last three years.

SECURITIES HELD-TO-MATURITY
(Dollars In Thousands)

	December 31,
	2019	2018	2017
State and Municipal Obligations	$208,243	$235,782	$275,530
Mortgage Backed Securities - Residential	36,822	47,694	60,377
Total	$245,065	$283,476	$335,907

For a description of certain categories of securities held in the securities held-to-maturity portfolio on the reporting dates, as listed in the table above, specifically, "Mortgage-Backed Securities - Residential" and "Corporate and Other Debt Securities," see the paragraph under "SECURITIES AVAILABLE-FOR-SALE" table, above.

# 39

For information regarding the fair value of the portfolio of securities held-to-maturity at December 31, 2019, see Note 4, Investment Securities, to the notes to the Consolidated Financial Statements.

The following table sets forth the maturities of the portfolio of securities held-to-maturity as of December 31, 2019.

MATURITIES OF DEBT SECURITIES HELD-TO-MATURITY
(Dollars In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$17,243	$115,150	$74,259	$1,591	$208,243
Mortgage Backed Securities - Residential	3,532	33,290	—	—	36,822
Total	$20,775	$148,440	$74,259	$1,591	$245,065

The following table sets forth the tax-equivalent yields of the portfolio of securities held-to-maturity at December 31, 2019.

YIELDS ON SECURITIES HELD-TO-MATURITY
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	3.09%	2.45%	2.58%	3.74%	2.56%
Mortgage Backed Securities - Residential	1.73%	2.54%	—%	—%	2.46%
Total	2.86%	2.47%	2.58%	3.74%	2.54%

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2019.  Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis.
At December 31, 2019 and 2018, the weighted average maturity was 3.5 and 4.1 years, respectively, for the debt securities in the held-to-maturity portfolio.

EQUITY SECURITIES
(Dollars In Thousands)

The following table is the schedule of Equity Securities at December 31, 2019 and 2018. Upon the adoption of ASU 2016-01 effective January 1, 2018, Equity Securities are not included in Securities Available-For-Sale since unrealized gains and losses are now recorded in the Consolidated Statements of Income. Prior to January 1, 2018, Equity Securities were included in Securities Available-For-Sale.

Equity Securities

	December 31,
	2019	2018
Equity Securities, at Fair Value	$2,063	$1,774

# 40

II. LOAN PORTFOLIO
The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans
(Dollars In Thousands)

	December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$150,660	6%	$136,890	6%	$129,249	7%	$105,155	6%	$102,587	7%
Commercial Real Estate	510,541	22%	484,562	22%	444,248	23%	431,646	25%	384,939	24%
Consumer	811,198	34%	719,510	33%	602,827	31%	537,361	30%	464,523	31%
Residential Real Estate	913,721	38%	855,253	39%	774,446	39%	679,106	39%	621,903	38%
Total Loans	2,386,120	100%	2,196,215	100%	1,950,770	100%	1,753,268	100%	1,573,952	100%
Allowance for Loan Losses	(21,187)		(20,196)		(18,586)		(17,012)		(16,038)
Total Loans, Net	$2,364,933		$2,176,019		$1,932,184		$1,736,256		$1,557,914

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

Commercial and Commercial Real Estate Loans: Over the last three years, commercial and commercial real estate loans have continued to grow. Outstanding balances have increased by $39.7 million, $48.0 million and $36.7 million in 2019, 2018 and 2017, respectively.
Substantially all commercial and commercial real estate loans were extended to businesses or borrowers located in the Company's regional markets, and many of the loans in the commercial portfolio have variable rates tied to prime or FHLBNY rates. Although on a national scale the commercial real estate market suffered a major downturn in the 2008-2009 period (from which it has largely recovered), the Company did not experience any significant weakening in the quality of the commercial loan portfolio at that time or in the subsequent years.
However, it is entirely possible that there may be a reduction in the demand for commercial and commercial real estate loans and/or a weakening in the quality of the portfolio in upcoming periods. But at period-end 2019, the economy of the business sector, at least in the Company's service area, appeared to be in stable condition.

Consumer Loans: At December 31, 2019, consumer loans (primarily automobile loans originated through dealerships located primarily in upstate New York and Vermont) represented 34% of loans in the loan portfolio, and continue to be a significant component of the Company's business.
Consumer loan originations have remained strong in 2019, with origination volume for the last three years at $407.4 million, $391.6 million and $306.6 million for 2019, 2018 and 2017, respectively.
The consumer loan portfolio reflects a modest shift to a slightly larger (but still very small in absolute terms) percentage of such loans that have been extended to individuals with lower credit scores matching a well-known trend in the auto lending market. In addition, the average maturity for automobile loan originations has expanded in recent years as well, again reflective of a larger market development. In 2019, net charge-offs on consumer loans remained very low at $770 thousand, or 0.10% of average balances compared to net charge-offs of $726 thousand for 2018. The Company's experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually prior to the loan being funded and believe that this disciplined approach to evaluating risk has contributed to maintaining the strong loan quality in this portfolio. However, if weakness

# 41

in auto demand returns, the portfolio is likely to experience limited, if any, overall growth regardless of whether the auto company affiliates are offering highly-subsidized loans. If demand levels off, or slackens, so will the financial performance in this important loan category.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of the loan portfolio (comprising approximately 38% of the entire portfolio at December 31, 2019), slightly higher than the consumer loan portfolio (34% of the portfolio) and the commercial and commercial real estate loans (28%). Gross originations for residential real estate loans (including refinancings of mortgage loans) were $164.7 million, $142.9 million and $202.9 million for the years 2019, 2018, and 2017, respectively. During each of these years, these gross origination totals have significantly exceeded the sum of repayments and prepayments of such loans previously in the portfolio, and Arrow has also sold portions of these originations in the secondary market, primarily to Freddie Mac. Sales of originations amounted to $24.5 million for 2019, $4.3 million for 2018 and $17.2 million for 2017 which represented the following percentage of the gross originations in each year (16.9%, 3.3% and 9.6%, respectively). The Company expects to continue to sell a portion of the mortgage loan originations in upcoming periods. If prevailing rates rise substantially, there may be a slowdown in loan growth and perhaps decreasing total originations. At some point, there may be a decrease in outstanding balances in this largest segment of the portfolio. Additionally, if the local economy or real estate market should suffer a major downturn, the quality of the real estate portfolio may also be negatively impacted.

The following table indicates the changing mix in the loan portfolio by including the quarterly average balances for the significant loan segments for the past five quarters.  The remaining quarter-by-quarter tables present the percentage of total loans represented by each category and the annualized yield of each category.

LOAN PORTFOLIO
Quarterly Average Loan Balances
(Dollars In Thousands)

	Quarters Ended
	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018
Commercial	$133,550	$125,498	$120,979	$118,634	$116,902
Commercial Real Estate	505,639	493,819	492,673	488,836	477,449
Consumer	817,463	809,641	775,634	742,775	715,704
Residential Real Estate	901,458	879,921	866,013	860,397	850,380
Total Loans	$2,358,110	$2,308,879	$2,255,299	$2,210,642	$2,160,435

Percentage of Total Quarterly Average Loans

	Quarters Ended
	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018
Commercial	5.7%	5.4%	5.4%	5.4%	5.4%
Commercial Real Estate	21.4%	21.4%	21.8%	22.1%	22.1%
Consumer	34.7%	35.1%	34.4%	33.6%	33.1%
Residential Real Estate	38.2%	38.1%	38.4%	38.9%	39.4%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarters Ended
	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018
Commercial	4.54%	4.60%	4.64%	4.43%	4.57%
Commercial Real Estate	4.53%	4.57%	4.53%	4.58%	4.55%
Consumer	4.01%	3.95%	3.85%	3.67%	3.65%
Residential Real Estate	4.20%	4.27%	4.28%	4.33%	4.15%
Total Loans	4.19%	4.23%	4.18%	4.11%	4.05%

The average yield on the loan portfolio increased from 4.05% for the fourth quarter of 2018 to 4.19% for the fourth quarter of 2019. Market rates fluctuated in 2019, which impacted the new loan yields for fixed rate loans, and variable loan yields as these loans reached their repricing dates. The impact from the changes in yields affect each portfolio segment differently, especially based on which point of the yield curve the loan rates are priced from. Loans priced from short-term indices experienced more rapid changes in new loan yields, such as automobile loans, while loans priced from longer-term indices, such as residential real estate loans, experienced slower fluctuations in new loan yields through the 2019 year. Average loan yields could be affected as the result of Federal Reserve actions in the upcoming year. Other factors impacting loan yields include, the makeup of the loan portfolio, the shape of the yield curve and consumer expectations and preferences.

# 42

The following table indicates the respective maturities and interest rate structure of commercial loans and commercial real estate construction loans at December 31, 2019.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  Most of the commercial construction loans are made with a commitment for permanent financing, whether extended by us or unrelated third parties.  The maturity distribution below reflects the final maturity of the permanent financing.

b. Maturities and Sensitivities of Loans to Changes in Interest Rates
(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial	$27,735	$76,146	$46,779	$150,660
Commercial Real Estate - Construction	6,979	21,689	5,009	33,677
Total	$34,714	$97,835	$51,788	$184,337
Fixed Interest Rates	$4,698	$48,825	$33,704	$87,227
Variable Interest Rates	30,016	49,010	18,084	97,110
Total	$34,714	$97,835	$51,788	$184,337

COMMITMENTS AND LINES OF CREDIT
Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not funded at that time.  As of December 31, 2019, the total contingent liability for standby letters of credit amounted to $3.1 million.  In addition to these instruments, there are lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time-to-time.  Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 2019, outstanding unfunded loan commitments in the aggregate amount were approximately $349.7 million.

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans
The amounts of nonaccrual, past due and restructured loans at year-end for each of the past five years are presented in the table on page 35 under the heading "Summary of the Allowance and Provision for Loan Losses."
Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by management that the full repayment of principal and interest is unlikely. Unless already placed on nonaccrual status, loans secured by home equity lines of credit are put on nonaccrual status when 120 days past due and residential real estate loans are put on nonaccrual status when 150 days past due. Commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain. Under the Uniform Retail Credit Classification and Account Management Policy established by banking regulators, fixed-maturity consumer loans not secured by real estate must generally be charged-off no later than when 120 days past due.  Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Open-end credits, residential real estate loans and commercial loans are evaluated for charge-off on a loan-by-loan basis when placed on nonaccrual status.  Arrow had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2019.  Loans past due 90 days or more and still accruing interest are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.
The balance of loans 30-89 days past due and still accruing interest totaled $10.7 million at December 31, 2019 and represented 0.45% of loans outstanding at that date, as compared to approximately $9.9 million, or 0.45% of loans outstanding at December 31, 2018. These non-current loans at December 31, 2019 were composed of approximately $8.3 million of consumer loans (principally indirect automobile loans), $2.0 million of residential real estate loans and $0.5 million of commercial and commercial real estate loans.
Arrow evaluates nonaccrual loans over $250 thousand and all troubled debt restructured loans individually for impairment.  All impaired loans are measured based on either (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral, less cost to sell, if the loan is collateral dependent.  Arrow determines impairment for collateralized loans based on the fair value of the collateral less estimated cost to sell. For other impaired loans, impairment is determined by comparing the recorded value of the loan to the present value of the expected cash flows, discounted at the loan's effective interest rate.  Arrow determines the interest income recognition method for impaired loans on a loan-by-loan basis.  Based upon the borrowers' payment histories and cash flow projections, interest recognition methods include full accrual or cash basis.  The method for measuring all other loans is described in detail in Notes 2, Summary of Significant Accounting Policies, and 5, Loans, to the notes to the Consolidated Financial Statements.
Note 5, Loans, to the notes to the Consolidated Financial Statements contains detailed information on modified loans and impaired loans.

# 43

2. Potential Problem Loans
On at least a quarterly basis, the internal credit quality rating is re-evaluated for commercial loans that are either past due or fully performing but exhibit certain characteristics that could reflect a potential weakness.  Loans are placed on nonaccrual status when the likely amount of future principal and interest payments are expected to be less than the contractual amounts, even if such loans are not past due.
Periodically, Arrow reviews the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future.  In the credit monitoring program, Arrow treats loans that are classified as substandard but continue to accrue interest as potential problem loans.  At December 31, 2019, Arrow identified 54 commercial loans totaling $32.0 million as potential problem loans.  At December 31, 2018, Arrow identified 59 commercial loans totaling $33.8 million as potential problem loans.  For these loans, although positive factors such as payment history, value of supporting collateral, and/or personal or government guarantees led Arrow to conclude that accounting for them as non-performing at year-end was not warranted, other factors, specifically, certain risk factors related to the loan or the borrower justified concerns that they may become nonperforming at some point in the future.
The overall level of performing loans that demonstrate characteristics of potential weakness from time-to-time is for the most part dependent on economic conditions in northeastern New York State, which in turn are generally impacted at least in part by economic conditions in the U.S.  On both the regional and national levels, economic conditions have been healthy in recent periods, although growth in the economy remained slow by comparison to previous historical post-recession recoveries.  If growth moderates, potential problem loans likely will continue at or near their present levels or may even increase.

3. Foreign Outstandings - None

4. Loan Concentrations
The loan portfolio is well diversified.  There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section C.II.a. of this Item 7, beginning on page 42.  For further discussion, see Note 1, Risks and Uncertainties, to the notes to the Consolidated Financial Statements.

5. Other Real Estate Owned and Repossessed Assets
Other real estate owned ("OREO") primarily consists of real property acquired in foreclosure.  OREO is carried at fair value less estimated cost to sell. Arrow establishes allowances for OREO losses, which are determined and monitored on a property-by-property basis and reflect the ongoing estimate of the property's estimated fair value less costs to sell.  For all periods, all OREO was held for sale.  All Repossessed Assets for each of the five years in the table below consist of motor vehicles.

Distribution of OREO and Repossessed Assets (Dollars In Thousands)	December 31,
	2019	2018	2017	2016	2015
Single Family 1 - 4 Units	$187	$47	$523	$795	$1,357
Commercial Real Estate	935	1,083	1,215	790	521
Other Real Estate Owned, Net	1,122	1,130	1,738	1,585	1,878
Repossessed Assets	139	130	109	101	140
Total OREO and Repossessed Assets	$1,261	$1,260	$1,847	$1,686	$2,018

The following table summarizes changes in the net carrying amount of OREO and the number of properties for each of the periods presented.

Schedule of Changes in OREO (Dollars In Thousands)	2019	2018	2017	2016	2015
Balance at Beginning of Year	$1,130	$1,738	$1,585	$1,878	$312
Properties Acquired Through Foreclosure	544	47	778	1,009	1,889
Transfer of Bank Property	—	—	—	—	270
Subsequent Write-downs to Fair Value	(244)	(195)	(160)	(162)	(9)
Sales	(308)	(460)	(465)	(1,140)	(584)
Balance at End of Year	$1,122	$1,130	$1,738	$1,585	$1,878
Number of Properties, Beginning of Year	3	6	5	6	1
Properties Acquired During the Year	2	1	4	3	8
Properties Sold During the Year	(2)	(4)	(3)	(4)	(3)
Number of Properties, End of Year	3	3	6	5	6

# 44

III. SUMMARY OF LOAN LOSS EXPERIENCE
The information required in this section is presented in the discussion of the "Provision for Loan Losses and Allowance for Loan Losses" in Part II Item 7, Section B.II. beginning on page 35 of this Report, including:

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

AVERAGE DEPOSIT BALANCES
(Dollars In Thousands)

	Years Ended December 31,
	12/31/2019		12/31/2018		12/31/2017
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$472,517	—%	$460,355	—%	$421,061	—%
Interest-Bearing Checking Accounts	727,857	0.27%	849,626	0.19%	907,113	0.17%
Savings Deposits	910,840	0.92%	753,198	0.46%	685,782	0.20%
Time Deposits of $250,000 or More	95,932	2.01%	78,159	1.51%	32,089	0.88%
Other Time Deposits	259,636	1.63%	173,151	0.82%	165,778	0.57%
Total Deposits	$2,466,782	0.67%	$2,314,489	0.33%	$2,211,823	0.19%

Average total deposit balances increased by $152.3 million, or 6.6% in 2019, mainly in the demand deposit, savings deposit and time deposit categories. Growth in other time deposits includes $80 million in brokered deposits in order to diversify funding with more favorable rates as compared to wholesale borrowing. The remainder of the deposit growth was generated from the Company's pre-existing branch network.
The Company did not sell or close any branches during the covered period, 2017-2019. Beginning in 2015, the Company used reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal transfers to the Company in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $256.1 million and $56.6 million at December 31, 2019 and 2018, respectively.

The following table presents the quarterly average balance by deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO
Quarterly Average Deposit Balances
(Dollars In Thousands)

	Quarters Ended
	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018
Demand Deposits	$491,494	$490,177	$454,130	$453,668	$473,170
Interest-Bearing Checking Accounts	724,668	686,017	733,327	768,354	817,788
Savings Deposits	1,003,612	924,868	879,026	833,832	793,299
Time Deposits of $250,000 or More	120,321	86,018	97,703	79,346	76,640
Other Time Deposits	267,326	285,448	272,104	212,785	186,334
Total Deposits	$2,607,421	$2,472,528	$2,436,290	$2,347,985	$2,347,231

Fluctuations in balances of interest-bearing checking and savings accounts were largely the result of municipal deposit fluctuations.  Municipal deposits on average for the above period represented 20% to 30% of total deposits and are typically placed in interest-bearing checking and savings accounts, as well as time deposits.
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
As market rates increased during 2019, the competition for deposits intensified. Deposit clients moved funds from low rate interest-bearing checking accounts to products with higher rates, such as money market savings deposits and time deposits. In

# 45

addition, the Company attracted new deposit relationships in a variety of the Company's product offerings, including demand deposits, money market savings deposits and time deposits.
The other time deposits category includes $80 million in brokered time deposits obtained in the 2019 to provide a diversified source of funds at more favorable rates as compared to overnight borrowings and other wholesale funding.

The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits	Quarters Ended
	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018
Demand Deposits	18.8%	19.8%	18.6%	19.3%	20.2%
Interest-Bearing Checking Accounts	27.8%	27.7%	30.1%	32.7%	34.8%
Savings Deposits	38.5%	37.5%	36.0%	35.5%	33.8%
Time Deposits of $250,000 or More	4.6%	3.5%	4.0%	3.4%	3.3%
Other Time Deposits	10.3%	11.5%	11.2%	9.1%	7.9%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Demand deposits as a percentage of total deposits were fairly consistent in 2019, between 18.6% and 19.8%. Lower costing interest-bearing checking accounts decreased as a percentage of total deposits during 2019, while money market savings deposits and other time deposits increased as a percentage of total deposits.

The total quarterly interest cost of deposits, by type of deposit and in total, for each of the most recent five quarters is set forth in the table below:

Quarterly Cost of Deposits	Quarters Ended
	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.30%	0.29%	0.25%	0.25%	0.22%
Savings Deposits	0.98%	0.99%	0.92%	0.78%	0.66%
Time Deposits of $250,000 or More	1.88%	2.08%	2.11%	2.02%	1.81%
Other Time Deposits	1.67%	1.74%	1.67%	1.36%	1.08%
Total Deposits	0.72%	0.73%	0.68%	0.55%	0.45%

In general, changes in the targeted federal funds rate influence the rates being offered or paid by competitor institutions, which resulted in changes in the Company's cost of deposits. There typically is a time lag between the actions of the Federal Reserve to influence rates, and the actual repricing of deposit liabilities and this lag may be shorter or longer than the lag between Federal Reserve rate actions and the repricing of loans and other earning assets, depending upon the particular circumstances.

The maturities of time deposits of $250,000 or more at December 31, 2019 are presented below.  (Dollars In Thousands)

Maturing in:
Under Three Months	$51,440
Three to Six Months	50,107
Six to Twelve Months	10,632
2021	10,626
2022	—
2023	—
2024	—
Later	1,163
Total	$123,968

V. SHORT-TERM BORROWINGS (Dollars in Thousands)

	12/31/2019	12/31/2018	12/31/2017
Overnight Advances from the FHLBNY, Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:
Balance at December 31	$181,099	$288,659	$169,966
Maximum Month-End Balance	268,805	288,659	198,382
Average Balance During the Year	191,256	192,047	140,808
Average Rate During the Year	1.80%	1.55%	0.81%
Rate at December 31	1.35%	2.13%	0.98%

# 46

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
The primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  The securities available-for-sale portfolio was $357.3 million at year-end 2019, an increase of $39.8 million from the year-end 2018 level. Due to the potential for volatility in market values, the Company may not always be able to sell securities on a short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, the Company has supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with three correspondent banks totaling $67 million which were not drawn on during 2019, other than to test the facilities.
To support the borrowing relationship with the FHLBNY, the Company has pledged collateral, including residential mortgage and home equity loans. At December 31, 2019, the Company had outstanding collateral obligations with the FHLBNY of $215 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $516 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At December 31, 2019, the balance of outstanding brokered deposits totaled $125.6 million. Also, the Company's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At December 31, 2019, the amount available under this facility was approximately $580 million, and there were no advances then outstanding.
The Company measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, the Company believes that the available liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At December 31, 2019, Arrow's basic liquidity ratio, including FHLBNY collateralized borrowing capacity, was 20.9% of total assets, or $537 million in excess of Arrow's internally-set minimum target ratio of 4%.
Because of its consistently favorable credit quality and strong balance sheet, the Company did not experience any significant liquidity constraints in 2019 and did not experience any such constraints in recent prior years, back to and including the financial crisis years. The Company has not at any time during such period been forced to pay premium rates to obtain retail deposits or other funds from any source.

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
The table below sets forth the various capital ratios achieved by Arrow and its subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2019, as determined under the bank regulatory capital standards in effect on that date, as well as the minimum levels for such capital ratios that bank holding companies and banks are required to maintain under the Capital Rules (not including the "capital conservation buffer"). As demonstrated in the table, all of Arrow's and the banks' capital ratios at year-end were well in excess of the minimum required levels for such ratios, as established by the regulators. (See Item 1, Section C, under "Regulatory Capital Standards" and Item 8, Note 19 in the Notes to Consolidated Financial Statements, for information regarding the "capital conservation buffer.") In addition, on December 31, 2019, Arrow and each of the banks qualified as "well-capitalized", the highest capital classification category under the revised capital classification scheme recently established by the federal bank regulators, as in effect on that date.

Capital Ratios:	Arrow	GFNB	SNB	Minimum Required Ratio
Tier 1 Leverage Ratio	10.0%	9.5%	9.6%	4.0%
Common Equity Tier 1 Capital Ratio	12.9%	13.5%	12.7%	4.5%
Tier 1 Risk-Based Capital Ratio	13.8%	13.5%	12.7%	6.0%
Total Risk-Based Capital Ratio	14.8%	14.5%	13.6%	8.0%

Federal bank regulators have issued a final rule under the Economic Growth Act to implement the Community Bank Leverage Ratio (CBLR), introducing an optional simplified measure of capital adequacy for qualifying community banks that satisfy certain requirements, including having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.  A qualifying community bank that opts into the CBLR framework and meets all requirements under the CBLR framework will be considered to have satisfied the risk-based and

# 47

leverage capital requirements, and to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations and will not be required to report or calculate risk-based capital ratios.  The CBLR is calculated as the ratio of “tier 1 capital” divided by “average total consolidated assets.”  The Company’s CBLR computed in compliance with this new standard is expected to exceed this new 9% threshold.  This final rule became effective January 1, 2020, and qualifying community banking organizations can utilize the CBLR framework for purposes of filing their call reports or Form FR Y-9C, as applicable, for the first quarter of 2020 or wait until the quarter beginning April 1, 2020.

Stockholders' Equity at Year-end 2019: Stockholders' equity was $301.7 million at December 31, 2019, an increase of $32.1 million, or 11.9%, from the prior year-end.  The increase in total stockholders' equity during 2019 principally reflected the following factors: $37.5 million of net income for the period, plus $3.1 million of equity related to various stock-based compensation plans, plus $1.8 million of equity resulting from the dividend reinvestment plan, plus other comprehensive income of $7.5 million reduced by cash dividends of $15.2 million and the repurchases of common stock of $2.5 million.

Trust Preferred Securities: In each of 2003 and 2004, Arrow issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's regulatory capital rules then in effect, TRUPs proceeds typically qualified as Tier 1 capital for bank holding companies such as Arrow's, but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under Dodd-Frank, any trust preferred securities that Arrow might issue on or after the grandfathering date set forth in Dodd-Frank (May 19, 2010) would no longer qualify as Tier 1 capital under bank regulatory capital guidelines, whereas TRUPs outstanding prior to the grandfathering cutoff date set forth in Dodd-Frank (May 19, 2010) would continue to qualify as Tier 1 capital until maturity or redemption, subject to limitations. Thus, Arrow's outstanding TRUPs continue to qualify as Tier 1 regulatory capital, subject to such limitations.

Dividends: The source of funds for the payment by Arrow of cash dividends to stockholders consists primarily of dividends declared and paid to it by its bank subsidiaries.  In addition to legal and regulatory limitations on payments of dividends by Arrow (i.e., the need to maintain adequate regulatory capital), there are also legal and regulatory limitations applicable to the payment of dividends by the bank subsidiaries to Arrow.  As of December 31, 2019, under the statutory limitations in national banking law, the maximum amount that could have been paid by the bank subsidiaries to Arrow, without special regulatory approval, was approximately $64.6 million  The ability of Arrow and its banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.
See Part II, Item 5, "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a recent history of its cash dividend payments.

Stock Repurchase Program: In October 2019, the Board of Directors approved a $5.0 million stock repurchase program. effective January 1, 2020 (the 2020 program), under which management is authorized, in its discretion, to cause the Company to repurchase up to $5 million of shares of Arrow's common stock during 2020, in the open market or in privately negotiated transactions, to the extent management believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of its shareholders. This 2020 program replaced a similar repurchase program which was in effect over the period from January 30, 2019 through December 31, 2019 (the 2019 program), which also authorized the repurchase of up to $5.0 million of shares of Arrow's common stock. As of December 31, 2019 approximately $1.2 million had been used under the 2019 program to repurchase Arrow shares. This total does not include approximately $2.5 million of Arrow's Common Stock that the Company repurchased during 2019 other than through its repurchase program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

F. OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of operations, Arrow may engage in a variety of financial transactions or arrangements, including derivative transactions or arrangements, that in accordance with generally accepted accounting principles are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  These transactions or arrangements involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions or arrangements may be used by Arrow or Arrow's customers for general corporate purposes, such as managing credit, interest rate, or liquidity risk or to optimize capital, or may be used by Arrow or Arrow's customers to manage funding needs.
In 2019, Arrow entered into interest rate swap agreements with its commercial customers to provide them with a long-term fixed rate, while simultaneously Arrow entered into offsetting interest rate swap agreements with a counterparty to swap the fixed rate to a variable rate to manage interest rate exposure.
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

# 48

G. CONTRACTUAL OBLIGATIONS (Dollars In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances [1]	$30,000	$25,000	$5,000	$—	$—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts [2]	20,000	—	—	—	20,000
Operating Lease Obligations [3]	7,213	788	1,249	1,063	4,113
Finance Lease Obligations [3]	9,400	230	407	492	8,271
Obligations under Retirement Plans [4]	40,066	4,057	7,499	8,186	20,324
Total	$106,679	$30,075	$14,155	$9,741	$52,708

1 See Note 10, Debt, to the Consolidated Financial Statements for additional information on Federal Home Loan Bank Advances, including call provisions.
2 See Note 10, Debt, to the Consolidated Financial Statements for additional information on Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (trust preferred securities).
3 See Note 18, Leases, to the Consolidated Financial Statements for additional information on Operating Lease Obligations.
4 See Note 13, Retirement Benefit Plans, to the Consolidated Financial Statements for additional information on Retirement Benefit Plans.

# 49

H. RECENTLY ISSUED ACCOUNTING STANDARDS

The following accounting standards have been issued and become effective for the Company at a future date:

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" ("CECL") which will change the way financial entities measure expected credit losses for financial assets, primarily loans. Under this ASU, the "incurred loss" model will be replaced with an "expected loss" model which will recognize losses over the life of the instrument and requires consideration of a broader range of reasonable and supportable information. Currently, credit losses on available-for-sale securities reduce the carrying value of the instrument and cannot be reversed. Under CECL, the amount of the credit loss is carried as a valuation allowance and can be reversed. The standard also requires expanded credit quality disclosures. In April 2019, the FASB issued ASU 2019-04 "Codification Improvements to Topic 326, Financial Instruments-Credit Losses; Topic 815, Derivatives and Hedging; and Topic 825, Financial Instruments," which clarifies that the estimate of expected credit losses should include expected recoveries of financial assets, and that contractual extension or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. The Company's loan terms for contractual extensions and renewal options are unconditionally cancellable by the Company (that is, the Company has no obligation to extend or renew existing loans), and therefore are not considered in measuring expected credit losses. In May 2019, the FASB issued ASU 2019-05 "Targeted Transition Relief," which allows entities to irrevocably elect the fair value option for certain financial assets measured at amortized cost, not including held-to-maturity investment securities which will continue to be measured at amortized cost. This will apply to those institutions that elect the fair value option on newly originated or purchased financial assets, to avoid the possibility of dual measurement methodologies for identical or similar financial assets.
CECL became effective for Arrow on January 1, 2020. The initial adjustment will not be reported in earnings, but as the cumulative effect of a change in accounting principle and the adoption will require additional disclosures in future periods. Through the date of adoption, the Company has held CECL working group meetings that included individuals from various functional areas relevant to the implementation of CECL. The Company's CECL working group have developed accounting policies for credit losses including, among other things, management’s decisions regarding portfolio segmentation, life of loan considerations, and reasonable and supportable forecasting methodology. CECL describes several acceptable methodologies for calculating expected losses on a loan or a pool of loans. The Company has identified the discounted cash flow method for determining losses for the commercial loan portfolios and the residential real estate portfolios, and the vintage method for the consumer indirect loan portfolio. As a result of analyses performed, including the availability of future economic data, the Company will utilize an 18-month reasonable and supportable forecast period, and revert to an historic loss rate using the straight-line method over a two year reversion period. The Company has identified the economic data that best correlate with expected loan losses through the use of various regression analyses of historical economic information and loan losses. The adoption of this standard will change the way qualitative factors are determined as compared to the current methodology used under the current allowance for loan losses model.
The Company has performed a parallel run as of December 31, 2019 and is in process of reviewing the most recent model run, reviewing the results of model back-testing, finalizing certain assumptions including qualitative adjustments, and incorporating the feedback from the third party model validation process into the model. The Company has also developed a control framework and is in process of finalizing controls. The Company continues to monitor the effect of this guidance, as well as regulatory guidance, and evaluate the effect it will have on the consolidated financial statements, disclosures and processes and internal controls.
Based on our fourth quarter parallel run, review of the portfolio, including the composition, characteristics and quality of the underlying loans, and the prevailing economic conditions and forecasts as of the adoption date, the Company believes that adoption of CECL will result in an immaterial impact to retained earnings. The Company will remain a well-capitalized financial institution under current regulatory calculations.

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

# 50

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

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("ASU 2018-17"). ASU 2018-17 provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. For Arrow, the standard becomes effective on January 1, 2020. The Company does not expect that the adoption will have a material impact on its financial position or the results of operations.

In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes" (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. Arrow will adopt this standard effective on January 1, 2021. The Company does not expect that the adoption of this standard will have a material impact on its financial position or the results of operations in periods subsequent to its adoption.

# 51

I. FOURTH QUARTER RESULTS
Arrow reported net income of $9.74 million for the fourth quarter of 2019, an increase of $982 thousand, or 11.2%, from the net income of $8.76 million reported for the fourth quarter of 2018.  Diluted earnings per common share for the fourth quarter of 2019 were $0.65, up from $0.59 during the fourth quarter of 2018.  The net change in earnings between the two quarters was due to the following: (a) a $1.3 million increase in net interest income, (b) a $282 thousand increase in noninterest income, (c) a $12 thousand decrease in the provision for loan losses, (d) a $218 thousand increase in noninterest expense, and (e) a $353 thousand increase in the provision for income taxes.  The principal factors contributing to these quarter-to-quarter changes are included in the discussion of the year-to-year changes in net income set forth elsewhere in this Item 7, specifically, in Section B, "Results of Operations," above, as well as in the Company's Current Report on Form 8-K, as filed with the SEC on January 28, 2020, incorporating by reference the Company's earnings release for the year ended December 31, 2019.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION
(Dollars In Thousands, Except Per Share Amounts)

	For the Quarters Ended December 31,
	2019	2018
Interest and Dividend Income	$28,367	$26,000
Interest Expense	5,449	4,343
Net Interest Income	22,918	21,657
Provision for Loan Losses	634	646
Net Interest Income after Provision for Loan Losses	22,284	21,011
Noninterest Income	7,081	6,799
Noninterest Expense	17,099	16,881
Income Before Provision for Income Taxes	12,266	10,929
Provision for Income Taxes	2,526	2,171
Net Income	$9,740	$8,758
SHARE AND PER SHARE DATA:
Weighted Average Number of Shares Outstanding:
Basic	14,978	14,885
Diluted	15,026	14,949
Basic Earnings Per Common Share	$0.65	$0.59
Diluted Earnings Per Common Share	0.65	0.59
Cash Dividends Per Common Share	0.260	0.252
AVERAGE BALANCES:
Assets	$3,113,114	$2,954,031
Earning Assets	2,969,972	2,831,438
Loans	2,358,110	2,160,435
Deposits	2,607,421	2,347,231
Stockholders’ Equity	296,124	268,503
SELECTED RATIOS (Annualized):
Return on Average Assets	1.24%	1.18%
Return on Average Equity	13.05%	12.94%
Net Interest Margin	3.06%	3.03%
Net Charge-offs to Average Loans	0.06%	0.08%
Provision for Loan Losses to Average Loans	0.11%	0.12%

# 52

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)
The following quarterly financial information for 2019 and 2018 is unaudited, but, in the opinion of management, fairly presents the results of Arrow.

SELECTED QUARTERLY FINANCIAL DATA
(Dollars In Thousands, Except Per Share Amounts)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$26,213	$27,227	$27,952	$28,367
Net Interest Income	21,121	21,707	22,303	22,918
Provision for Loan Losses	472	455	518	634
Net Securities Gains	76	—	146	67
Income Before Provision for Income Taxes	10,884	11,240	12,685	12,266
Net Income	8,734	8,934	10,067	9,740
Basic Earnings Per Common Share	0.59	0.60	0.67	0.65
Diluted Earnings Per Common Share	0.58	0.60	0.67	0.65

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$22,418	$23,590	$24,495	$26,000
Net Interest Income	20,402	20,962	20,997	21,657
Provision for Loan Losses	746	629	586	646
Net Securities Gains (Losses)	18	223	114	(142)
Income Before Provision for Income Taxes	10,589	12,052	11,735	10,929
Net Income	8,531	9,730	9,260	8,758
Basic Earnings Per Common Share	0.57	0.66	0.62	0.59
Diluted Earnings Per Common Share	0.57	0.65	0.62	0.58

# 53

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

As of December 31, 2019:

	Change in Interest Rate		Policy Limit
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(6.80)%	(0.99)%	(10.00)%
Calculated change in Net Interest Income - Year 2	0.18%	(8.93)%	(15.00)%

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

Item 8. Financial Statements and Supplementary Data
The following audited Consolidated Financial Statements and unaudited supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

# 54

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Arrow Financial Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
February 28, 2020

# 55

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Arrow Financial Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Arrow Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Albany, New York
February 28, 2020

# 56

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars In Thousands, Except Share and Per Share Amounts)

	December 31, 2019	December 31, 2018
ASSETS
Cash and Due From Banks	$47,035	$56,529
Interest-Bearing Deposits at Banks	23,186	27,710
Investment Securities:
Available-for-Sale	357,334	317,535
Held-to-Maturity (Approximate Fair Value of $249,618 at December 31, 2019, and $280,338 at December 31, 2018)	245,065	283,476
Equity Securities	2,063	1,774
Other Investments	10,317	15,506
Loans	2,386,120	2,196,215
Allowance for Loan Losses	(21,187)	(20,196)
Net Loans	2,364,933	2,176,019
Premises and Equipment, Net	40,629	30,446
Goodwill	21,873	21,873
Other Intangible Assets, Net	1,661	1,852
Other Assets	70,179	55,614
Total Assets	$3,184,275	$2,988,334
LIABILITIES
Noninterest-Bearing Deposits	$484,944	$472,768
Interest-Bearing Checking Accounts	689,221	790,781
Savings Deposits	1,046,568	818,048
Time Deposits over $250,000	123,968	73,583
Other Time Deposits	271,353	190,404
Total Deposits	2,616,054	2,345,584
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	51,099	54,659
Federal Home Loan Bank Overnight Advances	130,000	234,000
Federal Home Loan Bank Term Advances	30,000	45,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Finance Leases	5,254	—
Other Liabilities	30,140	19,507
Total Liabilities	2,882,547	2,718,750
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at December 31, 2019 and $5 Par Value; 1,000,000 Shares Authorized at December 31, 2018	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized at December 31, 2019 and 20,000,000 Shares Authorized at December 31, 2018 (19,606,449 Shares Issued at December 31, 2019, and 19,035,565 Shares Issued at December 31, 2018)	19,606	19,035
Additional Paid-in Capital	335,355	314,533
Retained Earnings	33,218	29,257
Unallocated ESOP Shares (None at December 31, 2019, and 5,001 Shares at December 31, 2018)	—	(100)
Accumulated Other Comprehensive Loss	(6,357)	(13,810)
Treasury Stock, at Cost (4,608,258 Shares at December 31, 2019, and 4,558,207 Shares at December 31, 2018)	(80,094)	(79,331)
Total Stockholders’ Equity	301,728	269,584
Total Liabilities and Stockholders’ Equity	$3,184,275	$2,988,334

See Notes to Consolidated Financial Statements.

# 57

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Dollars In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2019	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$95,467	$81,647	$70,202
Interest on Deposits at Banks	722	711	348
Interest and Dividends on Investment Securities:
Fully Taxable	8,883	8,582	7,884
Exempt from Federal Taxes	4,687	5,563	6,223
Total Interest and Dividend Income	109,759	96,503	84,657
INTEREST EXPENSE
Interest-Bearing Checking Accounts	1,985	1,618	1,510
Savings Deposits	8,399	3,457	1,371
Time Deposits over $250,000	1,932	1,183	282
Other Time Deposits	4,224	1,420	950
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	100	62	44
Federal Home Loan Bank Advances	3,952	3,779	2,083
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	1,019	966	766
Interest on Financing Leases	99	—	—
Total Interest Expense	21,710	12,485	7,006
NET INTEREST INCOME	88,049	84,018	77,651
Provision for Loan Losses	2,079	2,607	2,736
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	85,970	81,411	74,915
NONINTEREST INCOME
Income From Fiduciary Activities	8,809	9,255	8,417
Fees for Other Services to Customers	10,176	10,134	9,591
Insurance Commissions	7,182	7,888	8,612
Net Gain (Loss) on Securities	289	213	(448)
Net Gain on Sales of Loans	622	135	546
Other Operating Income	1,477	1,324	927
Total Noninterest Income	28,555	28,949	27,645
NONINTEREST EXPENSE
Salaries and Employee Benefits	38,402	38,788	37,677
Occupancy Expenses, Net	5,407	5,026	4,911
Technology and Equipment Expense	13,054	11,284	10,474
FDIC Assessments	157	881	891
Other Operating Expense	10,430	9,076	8,752
Total Noninterest Expense	67,450	65,055	62,705
INCOME BEFORE PROVISION FOR INCOME TAXES	47,075	45,305	39,855
Provision for Income Taxes	9,600	9,026	10,529
NET INCOME	$37,475	$36,279	$29,326
Average Shares Outstanding:
Basic	14,940	14,840	14,739
Diluted	14,983	14,922	14,838
Per Common Share:
Basic Earnings	$2.51	$2.44	$1.99
Diluted Earnings	2.50	2.43	1.98

Share and Per Share Amounts have been restated for the September 27, 2019 3% stock dividend.
See Notes to Consolidated Financial Statements.

# 58

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars In Thousands)

	Years Ended December 31,
	2019	2018	2017
Net Income	$37,475	$36,279	$29,326
Other Comprehensive Income (Loss), Net of Tax:
Unrealized Net Securities Holding Gains (Losses) Arising During the Year	4,162	(2,116)	(940)
Reclassification Adjustment for Net Securities Losses Included in Net Income	—	—	337
Net Retirement Plan Gain (Loss)	2,614	(2,833)	214
Net Retirement Plan Prior Service Cost	—	(338)	—
Amortization of Net Retirement Plan Actuarial Loss	510	242	362
Amortization of Net Retirement Plan Prior Service (Credit) Cost	167	80	(8)
Other Comprehensive Income (Loss)	7,453	(4,965)	(35)
Comprehensive Income	$44,928	$31,314	$29,291

See Notes to Consolidated Financial Statements.

# 59

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumul ated Other Com prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2016	$17,943	$270,880	$28,644	$(400)	$(6,834)	$(77,381)	$232,852
Net Income	—	—	29,326	—	—	—	29,326
Other Comprehensive Loss	—	—	—	—	(35)	—	(35)
Reclassification due to the adoption of ASU No. 2018-02	—	—	1,645	—	(1,645)	—	—
3% Stock Dividend (538,100 Shares)	538	16,660	(17,198)	—	—	—	—
Cash Dividends Paid, $.92 per Share [1]	—	—	(13,599)	—	—	—	(13,599)
Shares Issued for Stock Option Exercises, net (57,756 Shares)	—	544	—	—	—	646	1,190
Shares Issued Under the Directors’ Stock Plan (6,828 Shares)	—	160	—	—	—	73	233
Shares Issued Under the Employee Stock Purchase Plan (15,028 Shares)	—	331	—	—	—	165	496
Shares Issued for Dividend Reinvestment Plans (49,605 Shares)	—	1,140	—	—	—	544	1,684
Stock-Based Compensation Expense	—	351	—	—	—	—	351
Purchase of Treasury Stock (96,496 Shares)	—	—	—	—	—	(3,248)	(3,248)
Allocation of ESOP Stock (10,407 Shares)	—	153	—	200	—	—	353
Balance at December 31, 2017	$18,481	$290,219	$28,818	$(200)	$(8,514)	$(79,201)	$249,603

Balance at December 31, 2017	$18,481	$290,219	$28,818	$(200)	$(8,514)	$(79,201)	$249,603
Net Income	—	—	36,279	—	—	—	36,279
Other Comprehensive Loss	—	—	—	—	(4,965)	—	(4,965)
Impact of the Adoption of ASU 2014-09	—	—	(102)	—	—	—	(102)
Impact of the Adoption of ASU 2016-01	—	—	331	—	(331)	—	—
3% Stock Dividend (554,264 Shares) [2]	554	21,126	(21,680)	—	—	—	—
Cash Dividends Paid, $0.97 per Share [1]	—	—	(14,389)	—	—	—	(14,389)
Shares Issued for Stock Option Exercises, net (105,055 Shares)	—	1,079	—	—	—	1,176	2,255
Shares Issued Under the Directors' Stock Plan (5,601 Shares)	—	142	—	—	—	63	205
Shares Issued Under the Employee Stock Purchase Plan (14,832 Shares)	—	340	—	—	—	165	505
Shares Issued for Dividend Reinvestment Plans (49,714 Shares)	—	1,197	—	—	—	564	1,761
Stock-Based Compensation Expense	—	356	—	—	—	—	356
Purchase of Treasury Stock (58,527 Shares)	—	—	—	—	—	(2,098)	(2,098)
Allocation of ESOP Stock (4,931 Shares)	—	74	—	100	—	—	174
Balance at December 31, 2018	$19,035	$314,533	$29,257	$(100)	$(13,810)	$(79,331)	$269,584

# 60

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, Continued (Dollars In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Accumul ated Other Com prehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2018	$19,035	$314,533	$29,257	$(100)	$(13,810)	$(79,331)	$269,584
Net Income	—	—	37,475	—	—	—	37,475
Other Comprehensive Income	—	—	—	—	7,453	—	7,453
3% Stock Dividend (570,884 Shares) [2]	571	17,737	(18,308)	—	—	—	—
Cash Dividends Paid, $1.02 per Share [1]	—	—	(15,206)	—	—	—	(15,206)
Shares Issued for Stock Option Exercises, net (84,216 Shares)	—	877	—	—	—	915	1,792
Shares Issued Under the Directors' Stock Plan (7,580 Shares)	—	177	—	—	—	81	258
Shares Issued Under the Employee Stock Purchase Plan (15,379 Shares)	—	328	—	—	—	165	493
Shares Issued for Dividend Reinvestment Plans (51,191 Shares)	—	1,232	—	—	—	545	1,777
Stock-Based Compensation Expense	—	391	—	—	—	—	391
Purchase of Treasury Stock (73,495 Shares)	—	—	—	—	—	(2,469)	(2,469)
Allocation of ESOP Stock (5,151 Shares)	—	80	—	100	—	—	180
Balance at December 31, 2019	$19,606	$335,355	$33,218	$—	$(6,357)	$(80,094)	$301,728
1 Cash dividends paid per share have been adjusted for the September 27, 2019 3% stock dividend.
2 Included in the shares issued for the 3% stock dividend in 2019 were treasury shares of 134,922 and unallocated ESOP shares of 150.

See Notes to Consolidated Financial Statements.

# 61

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	December 31,
Cash Flows from Operating Activities:	2019	2018	2017
Net Income	$37,475	$36,279	$29,326
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	2,079	2,607	2,736
Depreciation and Amortization	5,503	4,751	5,398
Allocation of ESOP Stock	180	174	353
Gains on the Sale of Securities Available-for-Sale	—	—	(134)
Losses on the Sale of Securities Available-for-Sale	—	—	582
Net Gain on Equity Securities	(289)	(213)	—
Loans Originated and Held-for-Sale	(23,850)	(4,179)	(17,468)
Proceeds from the Sale of Loans Held-for-Sale	24,538	4,426	18,171
Net Gains on the Sale of Loans	(622)	(135)	(546)
Net Losses on the Sale or Write-down of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	882	159	210
Contributions to Pension & Postretirement Plans	(675)	(744)	(792)
Deferred Income Tax Benefit (Expense)	344	(92)	(1,530)
Shares Issued Under the Directors’ Stock Plan	258	205	233
Stock-Based Compensation Expense	391	356	351
Tax Benefit from Exercise of Stock Options	227	240	112
Net Increase in Other Assets	(12,527)	(1,182)	(157)
Net Increase (Decrease) in Other Liabilities	10,030	(676)	982
Net Cash Provided By Operating Activities	43,944	41,976	37,827
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	—	—	107,175
Proceeds from the Maturities and Calls of Securities Available-for-Sale	96,058	61,807	53,863
Purchases of Securities Available-for-Sale	(131,348)	(84,746)	(117,262)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	41,607	58,978	49,244
Purchases of Securities Held-to-Maturity	(4,003)	(7,506)	(40,851)
Net Increase in Loans	(193,460)	(247,569)	(200,600)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,511	1,828	1,408
Purchase of Premises and Equipment	(7,785)	(5,103)	(2,602)
Proceeds from the Sale of a Subsidiary, Net	—	98	96
Net Decrease (Increase) in Federal Home Loan Bank Stock	5,189	(5,557)	963
Net Cash Used In Investing Activities	(192,231)	(227,770)	(148,566)
Cash Flows from Financing Activities:
Net Increase in Deposits	270,470	100,468	128,569
Net (Decrease) Increase in Short-Term Federal Home Loan Bank Borrowings	(104,000)	129,000	(18,000)
Net (Decrease) Increase in Short-Term Borrowings	(3,560)	(10,307)	29,130
Finance Lease Payments	(28)	—	—
Repayments of Federal Home Loan Bank Advances	(15,000)	(10,000)	—
Purchase of Treasury Stock	(2,469)	(2,098)	(3,248)
Shares Issued for Stock Option Exercises, net	1,792	2,255	1,190
Shares Issued Under the Employee Stock Purchase Plan	493	505	496
Shares Issued for Dividend Reinvestment Plans	1,777	1,761	1,684
Cash Dividends Paid	(15,206)	(14,389)	(13,599)
Net Cash Provided By Financing Activities	134,269	197,195	126,222
Net (Decrease) Increase in Cash and Cash Equivalents	(14,018)	11,401	15,483
Cash and Cash Equivalents at Beginning of Year	84,239	72,838	57,355
Cash and Cash Equivalents at End of Year	$70,221	$84,239	$72,838

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$20,843	$12,212	$6,957
Income Taxes	9,931	10,037	11,454
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,810	1,015	1,779

See Notes to Consolidated Financial Statements.

# 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	RISKS AND UNCERTAINTIES

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
Realized gains and losses are based upon the amortized cost of the specific security sold.  A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  To determine whether an impairment is other-than-temporary, all available information

# 63

relevant to the collectability of the security is considered, including past events, current conditions, and reasonable and supportable forecasts when developing an estimate of cash flows expected to be collected.  Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.  When an other-than-temporary impairment has occurred on a debt security, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the debt security or if it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis less any current-period credit loss.  If the Company intends to sell the debt security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the other-than-temporary impairment is separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable income taxes.  Investments in Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stock are required for membership in those organizations and are carried at cost since there is no market value available. The FHLB New York continues to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of Federal Reserve Bank and FHLB stock.

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
The allowance for loan losses on the remaining loans is primarily determined based upon consideration of the historical loss factor incorporating a rolling twelve quarter look-back period of the respective segment that have occurred within each pool of loans over the loss emergence period (LEP), adjusted as necessary based upon consideration of qualitative considerations impacting

# 64

the inherent risk of loss in the respective loan portfolios. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is recognized in the financial statements. Since the LEP may change under various economic environments, the LEP calculation is updated on an annual basis. In addition to historical net loss factors, qualitative factors that impact the inherent risk of loss associated with the loan categories within total loan portfolio are evaluated. These include:

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

Comprehensive Income (Loss) - For the Company, comprehensive income (loss) represents net income plus unrealized net securities holding gains or losses arising during the year (net of taxes), net retirement plan gain or loss (net of taxes), net retirement plan prior service cost (net of taxes), amortization of net retirement plan actuarial gain or loss (net of taxes) and amortization of net retirement plan prior service credit or cost (net of taxes) and is presented in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Shareholders’ Equity. Accumulated other comprehensive income (loss) represents the unrealized net securities holding gains or losses arising during the year (net of taxes), net retirement plan gain or loss (net of taxes), net retirement plan prior service cost (net of taxes), amortization of net retirement plan actuarial gain or loss (net of taxes) and amortization of net retirement plan prior service credit or cost (net of taxes) in the Company’s defined-benefit retirement and pension plan, supplemental employee retirement plan, and post-retirement life and healthcare benefit plan.

Revenue Recognition - The following is a description of principal activities from which the Company generates its revenue from noninterest income sources.
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

Leases - The Company adopted ASU 2016-02, "Leases" (Topic 842), which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months, as of January 1, 2019 using the effective date method, also known as the modified retrospective method, with the cumulative-effect adjustment recorded at the beginning of the period of adoption. As a result of this adoption, the Company's assets increased $7.9 million and the Company's liabilities

# 65

increased $8.0 million with no adjustment required to retained earnings and no material impact to the consolidated statements of income.
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
Accounting Policy Elections: The Company also made two accounting policy elections related to the adoption of this standard. The first was a determination not to separate lease and non-lease components and account for the resulting combined component as a single lease component. The second election was to account for short-term leases, those leases with a "lease term" of twelve months or less, as an operating lease.
Determination of the Discount Rate to Calculate the Lease Liability: Since the Company was unable to determine the rate implicit in its leases, the secured borrowing rate from the Federal Home Loan Bank of New York as of the January 1, 2019 adoption date was utilized for existing leases for the effective lease term beginning with the effective date of each existing lease. The expected expiration date of each lease was determined on a lease-by-lease basis based on the availability of renewal options in the lease contracts, the amount of leasehold improvements at each location, total branch deposits at each location in addition to the feasibility of growth potential at each location. A similar process is followed to determine the expected lease expiration date for all leases executed subsequent to the January 1, 2019 adoption date. The discount rate is determined for leases executed subsequent to the January 1, 2019 adoption date based on the expected lease term using the secured borrowing rate from the Federal Home Loan Bank of New York as of the effective date of the lease.

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

# 66

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

Stock-Based Compensation Plans - Arrow has three stock-based compenation plans, which are described more fully in Note 12, Stock Based Compensation.  The Company expenses the grant date fair value of stock options and restricted stock units granted.  For stock options and restricted stock units, the expense is recognized over the vesting period of the grant, typically four years for stock options and three years for restricted stock units, on a straight-line basis. Shares are generally issued from treasury for the exercise of stock options.
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
The fair value for loans is disclosed using the "exit price" notion which is a reasonable estimate of what another party might pay in an orderly transaction. Fair values for loans are calculated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, commercial real estate, residential mortgage, indirect auto and other consumer loans.  Each loan category is further segmented into fixed and adjustable interest rate terms and by performing and nonperforming categories.  The fair value of performing loans is calculated by determining the estimated future cash flow, which is the contractual cash flow adjusted for estimated prepayments. The discount rate is determined by starting with current market yields, and first adjusting for a liquidity premium. This premium is separately determined for each loan type. Then a credit loss component is

# 67

determined utilizing the credit loss assumptions used in the allowance for loan and lease loss model. Finally, a discount spread is applied separately for consumer loans vs. commercial loans based on market information and utilization of the Swap Curve.
The carrying amount of short-term assets and liabilities is a reasonable estimate of fair value: cash and due from banks, federal funds sold and purchased, securities sold under agreements to repurchase, demand deposits, savings, N.O.W. and money market deposits, brokered money market deposits and time deposits, other short-term borrowings, accrued interest receivable and accrued interest payable.  The fair value estimates of other on- and off-balance sheet financial instruments, as well as the method of arriving at fair value estimates, are included in the related footnotes and summarized in Note 17.

Fair Value Measures - Arrow determines the fair value of financial instruments under the following hierarchy:

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

Note 3:	CASH AND CASH EQUIVALENTS (Dollars In Thousands) (at December 31,)

	2019	2018
Cash and Due From Banks	$47,035	$56,529
Interest-Bearing Deposits at Banks	23,186	27,710
Total Cash and Cash Equivalents	$70,221	$84,239
Supplemental Information:
Total required reserves, including vault cash and Federal Reserve Bank deposits	$35,985	$40,677

The Company is required to maintain reserve balances with the Federal Reserve Bank of New York. The required reserve is calculated on a fourteen day average and the amounts presented in the table above represent the average for the period that includes December 31.

# 68

Note 4.	INVESTMENT SECURITIES (Dollars In Thousands)

The following table is the schedule of Available-For-Sale Securities at December 31, 2019 and 2018:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2019
Available-For-Sale Securities, at Amortized Cost	$5,002	$764	$349,944	$1,000	$356,710
Available-For-Sale Securities, at Fair Value	5,054	764	350,716	800	357,334
Gross Unrealized Gains	52	—	1,852	—	1,904
Gross Unrealized Losses	—	—	1,080	200	1,280
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					164,426

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	25	18	—	43
From 1 - 5 Years	5,002	299	300,271	—	305,572
From 5 - 10 Years	—	—	49,655	1,000	50,655
Over 10 Years	—	440	—	—	440

Maturities of Debt Securities, at Fair Value:
Within One Year	—	26	18	—	44
From 1 - 5 Years	5,054	298	301,336	—	306,688
From 5 - 10 Years	—	—	49,362	800	50,162
Over 10 Years	—	440	—	—	440

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$52,491	$—	$52,491
12 Months or Longer	—	—	97,164	800	97,964
Total	$—	$—	$149,655	$800	$150,455
Number of Securities in a Continuous Loss Position	—	—	54	1	55

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$317	$—	$317
12 Months or Longer	—	—	763	200	963
Total	$—	$—	$1,080	$200	$1,280

Disaggregated Details:
US Agency Obligations, at Amortized Cost	5,002
US Agency Obligations, at Fair Value	5,054
US Government Agency Securities, at Amortized Cost			$61,102
US Government Agency Securities, at Fair Value			60,616
Government Sponsored Entity Securities, at Amortized Cost			288,842
Government Sponsored Entity Securities, at Fair Value			290,100

# 69

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
December 31, 2018
Available-For-Sale Securities, at Amortized Cost	$47,071	$1,193	$273,227	$1,000	$—	$322,491
Available-For-Sale Securities, at Fair Value	46,765	1,195	268,775	800	—	317,535
Gross Unrealized Gains	—	2	288	—	—	290
Gross Unrealized Losses	306	—	4,740	200	—	5,246
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						236,163

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$107,550	$—	$—	$107,550
12 Months or Longer	46,765	—	124,627	800	—	172,192
Total	$46,765	$—	$232,177	$800	$—	$279,742
Number of Securities in a Continuous Loss Position	10	—	86	1	—	97

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$841	$—	$—	$841
12 Months or Longer	306	—	3,899	200	—	4,405
Total	$306	$—	$4,740	$200	$—	$5,246

Disaggregated Details:
US Agency Obligations, at Amortized Cost	47,071
US Agency Obligations, at Fair Value	46,765
US Government Agency Securities, at Amortized Cost			72,095
US Government Agency Securities, at Fair Value			71,800
Government Sponsored Entity Securities, at Amortized Cost			201,132
Government Sponsored Entity Securities, at Fair Value			196,975

# 70

The following table is the schedule of Held-To-Maturity Securities at December 31, 2019 and 2018:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2019
Held-To-Maturity Securities, at Amortized Cost	$208,243	$36,822	$245,065
Held-To-Maturity Securities, at Fair Value	212,319	37,299	249,618
Gross Unrealized Gains	4,170	477	4,647
Gross Unrealized Losses	94	—	94
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			237,969

Maturities of Debt Securities, at Amortized Cost:
Within One Year	17,243	3,532	20,775
From 1 - 5 Years	115,150	33,290	148,440
From 5 - 10 Years	74,259	—	74,259
Over 10 Years	1,591	—	1,591

Maturities of Debt Securities, at Fair Value:
Within One Year	17,276	3,586	20,862
From 1 - 5 Years	117,178	33,713	150,891
From 5 - 10 Years	76,242	—	76,242
Over 10 Years	1,623	—	1,623

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,438	$—	$1,438
12 Months or Longer	1,994	—	1,994
Total	$3,432	$—	$3,432
Number of Securities in a Continuous Loss Position	10	—	10

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$85	$—	$85
12 Months or Longer	9	—	9
Total	$94	$—	$94

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		1,703
US Government Agency Securities, at Fair Value		1,720
Government Sponsored Entity Securities, at Amortized Cost		35,119
Government Sponsored Entity Securities, at Fair Value		35,579

# 71

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2018
Held-To-Maturity Securities, at Amortized Cost	$235,782	$47,694	$283,476
Held-To-Maturity Securities, at Fair Value	233,359	46,979	280,338
Gross Unrealized Gains	486	—	486
Gross Unrealized Losses	2,909	715	3,624
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			266,341

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$32,093	$33,309	$65,402
12 Months or Longer	110,947	13,670	124,617
Total	$143,040	$46,979	$190,019
Number of Securities in a Continuous Loss Position	411	47	458

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$162	$456	$618
12 Months or Longer	2,747	259	3,006
Total	$2,909	$715	$3,624

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		2,180
US Government Agency Securities, at Fair Value		2,143
Government Sponsored Entity Securities, at Amortized Cost		45,514
Government Sponsored Entity Securities, at Fair Value		44,836

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for December 31, 2019 and December 31, 2018 do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. agency issues, including mortgage-backed securities, are all rated AAA by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to December 31, 2019, there were no securities downgraded below investment grade.
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

# 72

The following table is the schedule of Equity Securities at December 31, 2019 and 2018. Upon the adoption of ASU 2016-01 effective January 1, 2018, Equity Securities are not included in Securities Available-For-Sale since unrealized gains and losses are now recorded in the Consolidated Statements of Income. Prior to January 1, 2018, Equity Securities were included in Securities Available-For-Sale.

Equity Securities

	December 31,
	2019	2018
Equity Securities, at Fair Value	$2,063	$1,774

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the years ended December 31, 2019 and 2018 :

	December 31,
	2019	2018
Net Gain on Equity Securities	$289	$213
Less: Net gain (loss) recognized during the reporting period on equity securities sold during the period	—	—
Unrealized net gain recognized during the reporting period on equity securities still held at the reporting date	$289	$213

Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock (at cost)

	December 31,
	2019	2018
Federal Reserve Bank Stock	$1,138	$1,132
Federal Home Loan Bank Stock	9,179	14,374
Total Federal Reserve Bank and Federal Home Loan Bank Stock	$10,317	$15,506

# 73

Note 5:	LOANS (Dollars In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of December 31, 2019 and December 31, 2018 and an analysis of the recorded investment in loans that are past due at these dates.  Loans held-for-sale of $150 and $215 as of December 31, 2019, and December 31, 2018, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2019
Loans Past Due 30-59 Days	$150	$—	$5,670	$152	$5,972
Loans Past Due 60-89 Days	42	266	2,700	2,027	5,035
Loans Past Due 90 or More Days	21	326	445	1,807	2,599
Total Loans Past Due	213	592	8,815	3,986	13,606
Current Loans	150,447	509,949	802,383	909,735	2,372,514
Total Loans	$150,660	$510,541	$811,198	$913,721	$2,386,120

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$253	$253
Nonaccrual Loans	81	326	663	2,935	4,005

December 31, 2018
Loans Past Due 30-59 Days	$121	$108	$5,369	$281	$5,879
Loans Past Due 60-89 Days	49	—	2,136	1,908	4,093
Loans Past Due 90 or more Days	—	789	572	1,844	3,205
Total Loans Past Due	170	897	8,077	4,033	13,177
Current Loans	136,720	483,665	711,433	851,220	2,183,038
Total Loans	$136,890	$484,562	$719,510	$855,253	$2,196,215

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$144	$1,081	$1,225
Nonaccrual Loans	403	789	658	2,309	4,159

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

Commercial Real Estate - The Company offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are typically secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and both owner and non owner-occupied facilities. These loans are typically less risky than commercial loans, since they are secured by real estate and buildings, and are generally originated in amounts of no more than 80% of the appraised value of the property. However, the Company also offers commercial construction and land development loans to finance projects, primarily within the communities served. Many projects will ultimately be used by the borrowers' businesses, while others are developed for resale. These real estate loans are also typically secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities and both owner-occupied and non-owner-occupied facilities. There is enhanced risk during the construction period, since the loan is secured by an incomplete project.

Consumer Loans - The Company offers a variety of consumer installment loans to finance personal expenditures. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from one to five years, based upon the nature of the collateral and the size of the loan. In addition to installment loans, the Company also offers personal lines of credit and

# 74

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

Residential - Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. The Company originates fixed-rate and adjustable-rate and fixed-rate one-to-four-family residential real estate loans for the construction, the purchase real estate or refinancing of an existing mortgage. These loans are collateralized primarily by owner-occupied properties generally located in the Company’s market area. Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 80% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance. The Company’s underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals, and a review of the borrower’s financial condition. Mortgage title insurance and hazard insurance are normally required. It is our general practice to underwrite our residential real estate loans to secondary market standards. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period. In addition, the Company offers fixed home equity loans, as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Our policy allows for a maximum loan to value ratio of 80%, although periodically higher advances are allowed.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second junior lien position on one-to-four-family residential real estate).  Risk is generally reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

Schedule of Supplemental Loan Information

	2019	2018
Supplemental Information:
Unamortized deferred loan origination costs, net of deferred loan origination fees, included in the above balances	$5,181	$4,494
Overdrawn deposit accounts, included in the above balances	2,420	572
Pledged loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank of New York	731,240	550,750
Residential real estate loans serviced for Freddie Mac, not included in the balances above	139,094	133,747

# 75

Allowance for Loan Losses

The following table presents a roll forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Rollfoward of the Allowance for Loan Losses for the Year Ended:
December 31, 2018	$1,218	$5,644	$8,882	$4,452	$20,196
Charge-offs	(12)	(29)	(1,603)	(91)	(1,735)
Recoveries	98	—	549	—	647
Provision	82	215	1,580	202	2,079
December 31, 2019	$1,386	$5,830	$9,408	$4,563	$21,187

December 31, 2017	$1,873	$4,504	$7,604	$4,605	$18,586
Charge-offs	(153)	(17)	(1,246)	(116)	(1,532)
Recoveries	3	12	520	—	535
Provision	(505)	1,145	2,004	(37)	2,607
December 31, 2018	$1,218	$5,644	$8,882	$4,452	$20,196

December 31, 2016	$1,017	$5,677	$6,120	$4,198	$17,012
Charge-offs	(2)	(380)	(1,101)	(76)	(1,559)
Recoveries	9	—	388	—	397
Provision	849	(793)	2,197	483	2,736
December 31, 2017	$1,873	$4,504	$7,604	$4,605	$18,586

December 31, 2019
Allowance for loan losses - Loans Individually Evaluated for Impairment	$5	$—	$—	$42	$47
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,381	5,830	9,408	4,521	21,140
Ending Loan Balance - Individually Evaluated for Impairment	35	—	107	959	1,101
Ending Loan Balance - Collectively Evaluated for Impairment	150,625	510,541	811,091	912,762	2,385,019

December 31, 2018
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$4	$4
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,218	5,644	8,882	4,448	20,192
Ending Loan Balance - Individually Evaluated for Impairment	430	793	101	1,899	3,223
Ending Loan Balance - Collectively Evaluated for Impairment	136,460	483,769	719,409	853,354	2,192,992

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

# 76

Loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with certain criticized and classified commercial-related relationships. In addition, the Company's independent internal loan review department performs periodic reviews of the credit quality indicators on individual loans in the commercial loan portfolio.
The Company uses a two-step process to determine the provision for loan losses and the amount of the allowance for loan losses. An evaluation of impaired loans is performed on a quarterly basis. Impaired loans are generally nonaccrual loans over $250 thousand and all troubled debt restructured loans. Arrow's impaired loans are generally considered to be collateral dependent with the charge-off, if any, determined based on the value of the collateral less estimated costs to sell.
The remainder of the portfolio is evaluated on a pooled basis, as described below. For each homogeneous loan pool, a total loss factor is estimated based on the historical net loss rates adjusted for applicable qualitative factors. The total loss factors assigned to each loan category are updated on a quarterly basis. For the commercial, commercial construction, and commercial real estate categories, the loan categories are further segregated by credit risk profile (pools of loans graded pass, special mention and accruing substandard). Additional description of the credit risk classifications is detailed in the Credit Quality Indicators section of this note.
Arrow determines the historical net loss rate for each loan category using a trailing three-year net charge-off average. While historical net loss experience provides a reasonable starting point for our analysis, historical net losses, or even recent trends in net losses, do not by themselves form a sufficient basis to determine the appropriate level of the allowance for loan losses. Therefore, Arrow also considers and adjusts historical net loss factors for qualitative factors that impact the inherent risk of loss associated with the loan categories within the total loan portfolio. These include:

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

# 77

Loan Credit Quality Indicators

The following table presents the credit quality indicators by loan category at December 31, 2019 and December 31, 2018:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2019
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$144,283	$484,267			$628,550
Special Mention	32	263			295
Substandard	6,345	26,011			32,356
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$810,535	$910,533	1,721,068
Nonperforming			663	3,188	3,851

December 31, 2018
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$129,584	$456,868			$586,452
Special Mention	—	—			—
Substandard	7,306	26,905			34,211
Doubtful	—	789			789
Credit Risk Profile Based on Payment Activity:
Performing			$718,708	$851,863	1,570,571
Nonperforming			802	3,390	4,192

For the purposes of the table above, nonperforming consumer and residential loans are those loans on nonaccrual status or are 90 days or more past due and still accruing interest.

# 78

For the allowance calculation, an internally developed system of five credit quality indicators to rate the credit worthiness of each commercial loan defined as follows:

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

# 79

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded allowance or no recorded allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2019
Recorded Investment:
With No Related Allowance	$—	$—	$108	$699	$807
With a Related Allowance	34	—	—	260	294
Unpaid Principal Balance:
With No Related Allowance	$—	$—	$107	$699	$806
With a Related Allowance	35	—	—	260	295

December 31, 2018
Recorded Investment:
With No Related Allowance	$430	$793	$101	$1,605	$2,929
With a Related Allowance	—	—	—	294	294
Unpaid Principal Balance:
With No Related Allowance	$429	$793	$100	$1,606	$2,928
With a Related Allowance	—	—	—	293	293

For the Year-To-Date Period Ended:
December 31, 2019
Average Recorded Balance:
With No Related Allowance	$215	$397	$105	$1,152	$1,869
With a Related Allowance	17	—	—	277	294
Interest Income Recognized:
With No Related Allowance	$—	$—	$1	$8	$9
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—

December 31, 2018
Average Recorded Balance:
With No Related Allowance	$215	$787	$98	$1,437	$2,537
With a Related Allowance	243	363	—	314	$920
Interest Income Recognized:
With No Related Allowance	$—	$—	$1	$18	$19
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—

December 31, 2017
Average Recorded Balance:
With No Related Allowance	$—	$836	$93	$1,184	$2,113
With a Related Allowance	243	363	—	167	$773
Interest Income Recognized:
With No Related Allowance	$—	$34	$—	$23	$57
With a Related Allowance	1	2	—	23	26
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—

# 80

At December 31, 2019 and December 31, 2018, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated:

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Year Ended:
December 31, 2019
Number of Loans	—	—	6	—	6
Pre-Modification Outstanding Recorded Investment	$—	$—	$68	$—	$68
Post-Modification Outstanding Recorded Investment	—	—	68	—	68
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—

December 31, 2018
Number of Loans	1	—	5	—	6
Pre-Modification Outstanding Recorded Investment	$38	$—	$44	$—	$82
Post-Modification Outstanding Recorded Investment	38	—	44	—	82
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—

December 31, 2017
Number of Loans	1	1	6	—	8
Pre-Modification Outstanding Recorded Investment	$503	$725	$51	$—	$1,279
Post-Modification Outstanding Recorded Investment	503	725	51	—	1,279
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of December 31, 2019 or December 31, 2018.

# 81

Note 6:	PREMISES AND EQUIPMENT (Dollars In Thousands)

A summary of premises and equipment at December 31, 2019 and 2018 is presented below:

	2019	2018
Land and Bank Premises	$39,342	$35,010
Equipment, Furniture and Fixtures	30,529	30,192
Leasehold Improvements	3,758	1,921
Total Cost	73,629	67,123
Accumulated Depreciation and Amortization	(38,171)	(36,677)
Net Owned Premises and Equipment	35,458	30,446
Leased Assets (see Note 18)	5,171	—
Net Premises and Equipment	$40,629	$30,446

Amounts charged to expense for depreciation totaled $2,211, $1,891 and $1,921 in 2019, 2018 and 2017, respectively.

# 82

Note 7:	OTHER INTANGIBLE ASSETS (Dollars In Thousands)

The following table presents information on Arrow’s other intangible assets (other than goodwill) as of December 31, 2019, 2018 and 2017:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Customer Intangibles[1]	Total
Gross Carrying Amount, December 31, 2019	$2,247	$2,229	$4,382	$8,858
Accumulated Amortization	(2,247)	(1,913)	(3,037)	(7,197)
Net Carrying Amount, December 31, 2019	$—	$316	$1,345	$1,661
Gross Carrying Amount, December 31, 2018	$2,247	$2,061	$4,382	$8,690
Accumulated Amortization	(2,247)	(1,799)	(2,792)	(6,838)
Net Carrying Amount, December 31, 2018	$—	$262	$1,590	$1,852

Rollforward of Intangible Assets:
Balance, December 31, 2016	$—	$565	$2,131	$2,696
Intangible Assets Acquired	—	93	—	93
Intangible Assets Disposed	—	—	—	—
Amortization of Intangible Assets	—	(221)	(279)	(500)
Balance, December 31, 2017	—	437	1,852	2,289
Intangible Assets Acquired	—	—	—	—
Intangible Assets Disposed	—	—	—	—
Amortization of Intangible Assets	—	(175)	(262)	(437)
Balance, December 31, 2018	—	262	1,590	1,852
Intangible Assets Acquired	—	168	—	168
Intangible Assets Disposed	—	—	—	—
Amortization of Intangible Assets	—	(114)	(245)	(359)
Balance, December 31, 2019	$—	$316	$1,345	$1,661

1 Amortization of depositor intangibles and customer intangibles are reported in the Consolidated Statements of Income as a component of other operating expense.
2 Amortization of mortgage servicing rights is reported in the Consolidated Statements of Income as a reduction of mortgage servicing fee income, which is included with fees for other services to customers.

The following table presents the remaining estimated annual amortization expense for Arrow's intangible assets as of December 31, 2019:

	Mortgage Servicing Rights	Customer Intangibles	Total
Estimated Annual Amortization Expense:
2020	$99	$228	$327
2021	78	211	289
2022	57	193	250
2023	37	176	213
2024	27	155	182
2025 and beyond	18	382	400
Total	$316	$1,345	$1,661

# 83

Note 8:	COMMITMENTS AND CONTINGENCIES (Dollars In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of December 31, 2019 and 2018:

Balance at December 31,	2019	2018
Notional Amount:
Commitments to Extend Credit	$349,718	$321,143
Standby Letters of Credit	3,129	4,466
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	31	12

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at December 31, 2019 and 2018 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2019 and 2018 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
In the third quarter of 2019, Arrow entered into interest rate swap agreements with certain of its commercial customers to provide them with a long-term fixed rate, while simultaneously Arrow entered into offsetting interest rate swap agreements with a counterparty or counterparties to swap the fixed rate to a variable rate to manage interest rate exposure.
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

# 84

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of the interest rate swap agreements.

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	December 31, 2019	December 31, 2018
Fair value adjustment included in other assets	$69	$—
Fair value adjustment included in other liabilities	69	—
Notional amount	44,531	—

# 85

Note 9:	TIME DEPOSITS (Dollars In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2019:

Year of Maturity	Total Time Deposits
2020	$314,068
2021	44,620
2022	11,975
2023	5,040
2024	6,253
2025 and beyond	13,365
Total	$395,321

Note 10:	DEBT (Dollars in Thousands)

Schedule of Short-Term Borrowings:

	2019	2018
Balances at December 31:
Overnight Advances from the Federal Home Loan Bank of New York	$130,000	$234,000
Securities Sold Under Agreements to Repurchase	51,099	54,659
Total Short-Term Borrowings	$181,099	$288,659

Maximum Borrowing Capacity at December 31:
Federal Funds Purchased	$67,000	$57,000
Federal Home Loan Bank of New York	731,240	550,750
Federal Reserve Bank of New York	583,369	489,809
The securities sold under agreements to repurchase ("repo accounts") shown above represent collateralized borrowings with certain commercial customers located primarily within the Company's service area. All repo accounts at December 31, 2019 and 2018 have overnight maturities. Repo accounts are not covered by federal deposit insurance and are secured by our own qualified investment securities. The Company retains the right to substitute similar type securities and has the right to withdraw all excess collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. However, as a means of mitigating market risk, the Company maintains excess collateral to cover normal changes in the repurchase liability by monitoring daily usage. At December 31, 2019, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements. Investment securities with a fair value of $62.4 million and $65.5 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2019 and 2018, respectively, and are presented in the table below:

	2019	2018
Balances at December 31:
U.S. Government & Agency Obligations	$—	$22,314
Mortgage-Backed Securities	62,372	43,155
Total Pledged Collateral for Repo Accounts	$62,372	$65,469

Arrow's subsidiary banks have in place unsecured federal funds lines of credit with three correspondent banks. As a member of the FHLBNY, Arrow participates in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock, residential real estate and home equity loans (see Note 4, "Investment Securities" and Note 5, "Loans").  The investment in FHLBNY stock is proportional to the total of Arrow's overnight and term advances (see the Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock in Note 4, Investment Securities, to the notes to the Consolidated Financial Statements). Arrow's bank subsidiaries have also established borrowing facilities with the Federal Reserve Bank of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5, Loans, to the notes to the Consolidated Financial Statements).

# 86

Long Term Debt - FHLBNY Term Advances

In addition to overnight advances, Arrow also borrows longer-term funds from the FHLBNY.

Maturity Schedule of FHLBNY Term Advances:

	Balances		Weighted Average Rate

Final Maturity	2019	2018	2019	2018
First Year	$25,000	$20,000	2.02%	1.70%
Second Year	—	25,000	—%	2.02%
Third Year	5,000	—	1.81%	—%
Fourth Year	—	—	—%	—%
Fifth Year	—	—	—%	—%
Total	$30,000	$45,000	1.98%	1.88%

Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

During 2019, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2019, 2018 and 2017 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income for the three years.

# 87

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	2019	2018
ACST II
Balance at December 31,	$10,000	$10,000
Period-End Interest Rate	5.25%	5.55%

ACST III
Balance at December 31,	$10,000	$10,000
Period-End Interest Rate	4.10%	4.40%

Note 11:	COMPREHENSIVE INCOME (LOSS), NET OF TAX (Dollars In Thousands)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017:

Schedule of Comprehensive Income (Loss)
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
2019
Net Unrealized Securities Holding Gains Arising During the Period	$5,580	$(1,418)	$4,162
Net Retirement Plan Gains	3,505	(891)	2,614
Amortization of Net Retirement Plan Actuarial Loss	684	(174)	510
Accretion of Net Retirement Plan Prior Service Credit	224	(57)	167
Other Comprehensive Income	$9,993	$(2,540)	$7,453

2018
Net Unrealized Securities Holding Losses Arising During the Period	$(2,839)	$723	$(2,116)
Net Retirement Plan Losses	(3,798)	965	(2,833)
Net Retirement Plan Prior Service Credit	(453)	115	(338)
Amortization of Net Retirement Plan Actuarial Loss	325	(83)	242
Accretion of Net Retirement Plan Prior Service Credit	108	(28)	80
Other Comprehensive Loss	$(6,657)	$1,692	$(4,965)

2017
Net Unrealized Securities Holding Losses Arising During the Period	$(1,505)	$565	$(940)
Reclassification Adjustment for Securities Gains Included in Net Income	448	(111)	337
Net Retirement Plan Losses	287	(73)	214
Amortization of Net Retirement Plan Actuarial Loss	411	(49)	362
Accretion of Net Retirement Plan Prior Service Credit	(11)	3	(8)
Other Comprehensive Loss	$(370)	$335	$(35)

# 88

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Year-To-Date periods ended:

December 31, 2018	$(3,697)	$(8,971)	$(1,142)	$(13,810)
Other comprehensive income before reclassifications	4,162	2,614	—	6,776
Amounts reclassified from accumulated other comprehensive income		510	167	677
Net current-period other comprehensive income	4,162	3,124	167	7,453
December 31, 2019	$465	$(5,847)	$(975)	$(6,357)

December 31, 2017	$(1,250)	$(6,380)	$(884)	$(8,514)
Other comprehensive loss before reclassifications	(2,116)	(2,833)	(338)	(5,287)
Amounts reclassified from accumulated other comprehensive loss	—	242	80	322
Net current-period other comprehensive loss	(2,116)	(2,591)	(258)	(4,965)
Amounts reclassified from accumulated other comprehensive loss	(331)	—	—	(331)
December 31, 2018	$(3,697)	$(8,971)	$(1,142)	$(13,810)

December 31, 2016	$(382)	$(5,737)	$(715)	$(6,834)
Other comprehensive income (loss) before reclassifications	(940)	214	—	(726)
Amounts reclassified from accumulated other comprehensive income (loss)	337	362	(8)	691
Net current-period other comprehensive income (loss)	(603)	576	(8)	(35)
Reclassification due to the adoption of ASU No. 2018-02	(265)	(1,219)	(161)	(1,645)
December 31, 2017	$(1,250)	$(6,380)	$(884)	$(8,514)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 89

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

December 31, 2019

Unrealized gains and losses on available-for-sale securities
	$—		Loss on Securities Transactions, Net
	—		Total before tax
	—		Provision for Income Taxes
	$—		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$(224)	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(684)	(2)	Salaries and Employee Benefits
	(908)		Total before tax
	231		Provision for Income Taxes
	$(677)		Net of tax

Total reclassifications for the period	$(677)		Net of tax

December 31, 2018

Unrealized gains and losses on available-for-sale securities
	$—		Loss on Securities Transactions, Net
	—		Total before tax
	—		Provision for Income Taxes
	$—		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$(108)	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(325)	(2)	Salaries and Employee Benefits
	(433)		Total before tax
	111		Provision for Income Taxes
	$(322)		Net of tax

Total reclassifications for the period	$(322)		Net of tax

# 90

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

December 31, 2017

Unrealized gains and losses on available-for-sale securities
	$(448)		Gain on Securities Transactions, Net
	(448)		Total before tax
	111		Provision for Income Taxes
	$(337)		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$11	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(411)	(2)	Salaries and Employee Benefits
	(400)		Total before tax
	46		Provision for Income Taxes
	$(354)		Net of tax

Total reclassifications for the period	$(691)		Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension footnote for additional details).

# 91

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

Shares Available for Grant at Period-End	225,485

Stock Options - Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

The following table summarizes information about stock option activity for the year ended December 31, 2019.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	293,058	$24.92
Granted	53,560	$30.79
Exercised	(86,508)	$20.69
Forfeited	(18,868)	$25.83
Outstanding at December 31, 2019	241,242	$27.58	6.50	$2,465
Vested at Period-End	126,081	$24.71	4.96	$1,649
Expected to Vest	115,161	$30.72	8.19	$816

The following is the Schedule of Stock Options Granted Under the Long Term Incentive Plan by Exercise Price Range.

	Exercise Price Ranges
	$19.01	$20.29 to $20.87	$21.35	$22.51 to $22.97	$30.79 to $30.91	$34.05	Total
Outstanding at December 31, 2019
Number of Stock Options Outstanding	1,872	27,325	20,338	52,385	98,614	40,708	241,242
Weighted-Average Remaining Contractual Life (in years)	0.08	1.92	4.08	5.66	8.61	7.07	6.50
Weighted-Average Exercise Price	$19.01	$20.57	$21.35	$22.78	$30.85	$34.05	$27.58

Vested at December 31, 2019
Number of Stock Options Outstanding	1,872	27,325	20,338	42,672	12,570	21,304	126,081
Weighted-Average Remaining Contractual Life (in years)	0.08	1.92	4.08	5.56	8.09	7.07	4.96
Weighted-Average Exercise Price	$19.01	$20.57	$21.35	$22.73	$30.91	$34.05	$24.71

# 92

The following is the Schedule of Other Information on Stock Options Granted.

	2019	2018	2017
Stock Options Granted	53,560	55,070	59,009
Weighted Average Grant Date Information:
Fair Value of Options Granted	$5.58	$5.43	$5.89
Fair Value Assumptions:
Dividend Yield	3.26%	2.98%	2.72%
Expected Volatility	22.58%	21.55%	21.40%
Risk Free Interest Rate	2.63%	2.68%	2.25%
Expected Lives (in years)	8.68	6.98	6.88

Amount Expensed During the Year	$316	$322	$351
Compensation Costs for Non-vested Awards Not Yet Recognized	487	504	528
Weighted Average Expected Vesting Period, In Years	2.07	2.74	2.59
Proceeds From Stock Options Exercised	$1,792	$2,255	$1,190
Tax Benefits Related to Stock Options Exercised	227	240	168
Intrinsic Value of Stock Options Exercised	1,073	1,552	825

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

The following table summarizes information about restricted stock unit activity for the year ended December 31, 2019. The Company started granting restricted stock units in 2018.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	3,478	$31.62
Granted	4,018	$30.79
Vested	—	$—
Canceled	—	$—
Non-vested at December 31, 2019	7,496	$31.18

Non-vested at January 1, 2018	—	$—
Granted	3,478	$31.62
Vested	—	$—
Canceled	—	$—
Non-vested at December 31, 2018	3,478	$31.62

The following table presents information on the amounts expensed related to Restricted Stock Units awarded pursuant to the Long Term Incentive Plan for the year ended December 31, 2019.

	2019	2018
Amount Expensed During the Year	$75	$34
Compensation Costs for Non-vested Awards Not Yet Recognized	126	76

Employee Stock Purchase Plan

Arrow sponsors an ESPP under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

Employee Stock Ownership Plan

Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed funds from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes require annual payments of principal and interest through 2019.  As the debt was repaid, shares were released from collateral based on the proportion of debt paid to total debt outstanding for the year and

# 93

allocated to active employees.  At December 31, 2019, there was no outstanding balance remaining on the loans and therefore no remaining unallocated shares. In addition, the Company makes additional cash contributions to the Plan each year.

Schedule of ESOP Compensation Expense

	2019	2018	2017
ESOP Compensation Expense	$1,368	$1,400	$1,400

Prior to December 31, 2019, shares pledged as collateral were reported as unallocated ESOP shares in stockholders’ equity.  As shares were released from collateral, Arrow reported compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations. During the year ended December 31, 2019, all remaining unallocated shares were released. The ESOP shares as of December 31, 2019 were as follows:

Schedule of Shares in ESOP Plan

ESOP Plan Shares:	2019
Allocated Shares	759,321
Shares Released for Allocation During 2019	5,151
Unallocated Shares	—
Total ESOP Shares	764,472

Note 13:	RETIREMENT BENEFIT PLANS (Dollars in Thousands)

Arrow sponsors qualified and nonqualified defined benefit pension plans and other postretirement benefit plans for its employees. Arrow maintains a non-contributory pension plan, which covers substantially all employees.  Effective December 1, 2002, all active participants in the qualified defined benefit pension plan were given a one-time irrevocable election to continue participating in the traditional plan design, for which benefits were based on years of service and the participant’s final compensation (as defined), or to begin participating in the new cash balance plan design.  All employees who participate in the plan after December 1, 2002 automatically participate in the cash balance plan design.  The interest credits under the cash balance plan are based on the 30-year U.S. Treasury rate in effect for November of the prior year with a minimum interest credit of 3.0%.  The service credits under the cash balance plan are equal to 6.0% of eligible salaries for employees who become participants on or after January 1, 2003.  For employees in the plan prior to January 1, 2003, the service credits are scaled based on the age of the participant, and range from 6.0% to 12.0%.  The funding policy is to contribute up to the maximum amount that can be deducted for federal income tax purposes and to make all payments required under ERISA.  Arrow also maintains a supplemental non-qualified unfunded retirement plan to provide eligible employees of Arrow and its subsidiaries with benefits in excess of qualified plan limits imposed by federal tax law.
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
As of December 31, 2019, Arrow updated its mortality assumption to the Pri-2012 mortality tables for employees, healthy annuitants and contingent survivors, adjusted for mortality improvements with the Scale MP-2019 mortality improvement scale on a generational basis to reflect newly published mortality tables. The Pension Plan uses the sex-distinct amount-weighted tables, the Select Executive Retirement Plan uses the sex-distinct white collar amount-weighted tables, and the Postretirement Benefit Plan uses the sex-distinct headcount-weighted tables. The change in mortality tables resulted in a decrease in liabilities for the Employee's Pension Plan, the Select Executive Retirement Plan and the Postretirement Benefit Plan.
The mortality table used in determining the present value of a lump sum payment/annuitizing cash balance accounts was changed to the applicable mortality table for the determination of present values under IRC Section 417(e)(3)(B). This table is currently a 50/50 blend of male and female rates from the 2020 sex distinct optional combined mortality tables, as prescribed under IRC Section 430. The change in mortality table was made to reflect the continued improvement in mortality rates and resulted in an increase in liabilities for the Employee's Pension Plan and the Select Executive Retirement Plan.
The interest rates used in determining the present value of a lump sum payment/annuitizing cash balance accounts were changed to the segment rates in effect for the January 1, 2020 plan year (2.04%, 3.09%, 3.68%) as of December 31, 2019. This change resulted in a decrease in liability for the Employee's Pension Plan and the Select Executive Retirement Plan.
The following tables set forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

# 94

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Defined Benefit Plan Funded Status
December 31, 2019
Fair Value of Plan Assets	$57,051	$—	$—
Benefit Obligation	42,322	5,194	8,652
Funded Status of Plan	$14,729	$(5,194)	$(8,652)

December 31, 2018
Fair Value of Plan Assets	$48,445	$—	$—
Benefit Obligation	38,069	4,710	7,706
Funded Status of Plan	$10,376	$(4,710)	$(7,706)

Change in Benefit Obligation
Benefit Obligation, at January 1, 2019	$38,069	$4,710	$7,706
Service Cost [1]	1,527	324	121
Interest Cost [2]	1,765	217	364
Plan Participants' Contributions	—	—	485
Actuarial Loss	2,960	409	670
Benefits Paid	(1,999)	(466)	(694)
Benefit Obligation, at December 31, 2019	$42,322	$5,194	$8,652

Benefit Obligation, at January 1, 2018	$38,921	$4,586	$7,727
Service Cost [1]	1,557	414	136
Interest Cost [2]	1,598	192	333
Plan Participants' Contributions	—	—	416
Amendments	—	—	453
Actuarial Gain	(795)	(17)	(664)
Benefits Paid	(3,212)	(465)	(695)
Benefit Obligation, at December 31, 2018	$38,069	$4,710	$7,706

Change in Fair Value of Plan Assets
Fair Value of Plan Assets, at January 1, 2019	$48,445	$—	$—
Actual Return on Plan Assets	10,605	—	—
Employer Contributions	—	466	209
Plan Participants' Contributions	—	—	485
Benefits Paid	(1,999)	(466)	(694)
Fair Value of Plan Assets, at December 31, 2019	$57,051	$—	$—

Fair Value of Plan Assets, at January 1, 2018	$53,571	$—	$—
Actual Return on Plan Assets	(1,914)	—	—
Employer Contributions	—	465	279
Plan Participants' Contributions	—	—	416
Benefits Paid	(3,212)	(465)	(695)
Fair Value of Plan Assets, at December 31, 2018	$48,445	$—	$—

Accumulated Benefit Obligation at December 31, 2019	$42,041	$5,125	$8,652

Amounts Recognized in the Consolidated Balance Sheets
December 31, 2019
Prepaid Pension Asset	$14,729	$—	—
Accrued Benefit Liability	—	(5,194)	(8,652)
Net Benefit Recognized	$14,729	$(5,194)	$(8,652)

December 31, 2018
Prepaid Pension Asset	$10,376	$—	—
Accrued Benefit Liability	—	(4,710)	(7,706)
Net Benefit Recognized	$10,376	$(4,710)	$(7,706)

# 95

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Amounts Recognized in Other Comprehensive Income (Loss)
For the Year Ended December 31, 2019
Net Unamortized (Gain) Loss Arising During the Period	$(4,584)	$409	$670
Amortization of Net (Loss) Gain	(613)	(113)	42
Amortization of Prior Service Cost	(69)	(54)	(101)
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$(5,266)	$242	$611

For the Year Ended December 31, 2018
Net Unamortized (Gains) Loss Arising During the Period	$4,480	$(17)	$(665)
Net Prior Service Cost Arising During the Period	—	—	453
Amortization of Net Gains	(194)	(131)	—
Amortization of Prior Service Credit (Cost)	49	(57)	(100)
Total Other Comprehensive Income (Loss) for Pension and Other Postretirement Benefit Plans	$4,335	$(205)	$(312)

For the Year Ended December 31, 2017
Net Unamortized Loss Arising During the Period	$(517)	$244	$(14)
Net Prior Service Cost Arising During the Period	—	—	—
Amortization of Net (Gains) Loss	(306)	(129)	24
Amortization of Prior Service (Cost) Credit	57	(57)	11
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$(766)	$58	$21

Accumulated Other Comprehensive Income
December 31, 2019
Net Actuarial Loss (Gains)	$5,745	$2,275	$(181)
Prior Service Cost	244	378	685
Total Accumulated Other Comprehensive Income, Before Tax	$5,989	$2,653	$504

December 31, 2018
Net Actuarial Loss (Gains)	$10,942	$1,979	$(893)
Prior Service Cost	313	432	786
Total Accumulated Other Comprehensive Income, Before Tax	$11,255	$2,411	$(107)
Amounts that will be Amortized from Accumulated Other Comprehensive Income the Next Year
Net Actuarial Loss	$4	$132	$7
Prior Service Cost	$63	$42	$106

Net Periodic Benefit Cost
For the Year Ended December 31, 2019
Service Cost [1]	$1,527	$324	$121
Interest Cost [2]	1,765	217	364
Expected Return on Plan Assets [2]	(3,060)	—	—
Amortization of Prior Service Cost [2]	69	54	101
Amortization of Net Loss [2]	613	113	(42)
Net Periodic Benefit Cost	$914	$708	$544

For the Year Ended December 31, 2018
Service Cost [1]	$1,557	$414	$136
Interest Cost [2]	1,598	192	333
Expected Return on Plan Assets [2]	(3,362)	—	—
Amortization of Prior Service (Credit) Cost [2]	(49)	57	100
Amortization of Net Loss [2]	194	131	—
Net Periodic Benefit (Credit) Cost	$(62)	$794	$569

# 96

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans

For the Year Ended December 31, 2017
Service Cost [1]	$1,392	$45	$130
Interest Cost [2]	1,682	209	339
Expected Return on Plan Assets [2]	(3,141)	—	—
Amortization of Prior Service (Credit) Cost [2]	(57)	57	(11)
Amortization of Net Loss (Gain) [2]	306	129	(24)
Net Periodic Benefit Cost	$182	$440	$434

Weighted-Average Assumptions Used in Calculating Benefit Obligation
December 31, 2019
Discount Rate	3.72%	3.75%	3.76%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%

December 31, 2018
Discount Rate	4.81%	4.80%	4.81%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.36%	3.36%

Weighted-Average Assumptions Used in Calculating Net Periodic Benefit Cost
December 31, 2019
Discount Rate	4.81%	4.80%	4.81%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%

December 31, 2018
Discount Rate	4.24%	4.18%	4.22%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%

December 31, 2017
Discount Rate	4.83%	4.73%	4.80%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%
Interest Rate to Annuitize Cash Balance Account	4.50%	4.50%
Interest Rate to Convert Annuities to Actuarially Equivalent Lump Sum Amounts	4.50%	4.50%
Footnotes:

1.	Included in Salaries and Employee Benefits on the Consolidated Statements of Income

2.	Included in Other Operating Expense on the Consolidated Statements of Income

# 97

Schedule of Defined Benefit Plan Disclosures Information about Defined Benefit Plan Assets - Employees' Pension Plan

Fair Value Measurements Using:
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percent of Total	Target Allocation Minimum	Target Allocation Maximum
December 31, 2019
Cash	$—	$—	$—	$—	—%	—%	15.0%
Interest-Bearing Money Market Fund	2,742	—	—	2,742	4.8%	—%	15.0%
Arrow Common Stock[1]	6,542	—	—	6,542	11.5%	—%	10.0%
North Country Funds - Equity [2]	21,209	—	—	21,209	37.2%
Other Mutual Funds - Equity	15,868	—	—	15,868	27.8%
Total Equity Funds	37,077	—	—	37,077	65.0%	55.0%	85.0%
North Country Funds - Fixed income [2]	8,692	—	—	8,692	15.2%
Other Mutual Funds - Fixed Income	793	—	—	793	1.4%
Total Fixed Income Funds	9,485	—	—	9,485	16.6%	10.0%	30.0%
Alternative ETF	1,205	—	—	1,205	2.1%	—%	20.0%
Total	$57,051	$—	$—	$57,051	100.0%

December 31, 2018
Cash	$—	$—	$—	$—	—%	—%	15.0%
Interest-Bearing Money Market Fund	3,310	—	—	3,310	6.8%	—%	15.0%
Arrow Common Stock[1]	5,381	—	—	5,381	11.1%	—%	10.0%
North Country Funds - Equity [2]	16,629	—	—	16,629	34.3%
Other Mutual Funds - Equity	13,081	—	—	13,081	27.0%
Total Equity Funds	29,710	—	—	29,710	61.3%	55.0%	85.0%
North Country Funds - Fixed income [2]	8,124	—	—	8,124	16.8%
Other Mutual Funds - Fixed Income	1,920	—	—	1,920	4.0%
Total Fixed Income Funds	10,044	—	—	10,044	20.8%	10.0%	30.0%
Total	$48,445	$—	$—	$48,445	100.0%

Footnotes:
1 Payment for the acquisition of Arrow Financial Corporation common stock was under 10% of the total fair value of the employee's pension plan assets at the time of acquisition.
2 The North Country Funds - Equity and the North Country Funds - Fixed Income are publicly traded mutual funds advised by Arrow's subsidiary, North Country Investment Advisers, Inc.

# 98

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Expected Future Benefit Payments
2020	$2,975	$444	$638
2021	2,527	427	673
2022	2,808	409	655
2023	3,048	389	629
2024	2,922	555	643
2025 - 2029	14,571	2,482	3,271

Estimated Contributions During 2020	$—	$444	$638

Assumed Health Care Cost Trend Rates
December 31, 2019
Health Care Cost Trend Rate Assumed for Next Year			6.75%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			3.78%
Year that the Rate Reaches the Ultimate Trend Rate			2075

December 31, 2018
Health Care Cost Trend Rate Assumed for Next Year			7.00%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			3.78%
Year that the Rate Reaches the Ultimate Trend Rate			2075

Effect of a One-Percentage Point Change in Assumed Health Care Cost Trend Rates
Effect of a One Percentage Point Increase on Service and Interest Cost Components			$43
Effect of a One Percentage Point Decrease on Service and Interest Cost Components			(36)
Effect of a One Percentage Point Increase on Accumulated Postretirement Benefit Obligation			550
Effect of a One Percentage Point Decrease on Accumulated Postretirement Benefit Obligation			(477)

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
Cash Flows - We were not required to and we did not make any contribution to our qualified pension plan in 2019.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.

Note 14:	OTHER EXPENSES (Dollars In Thousands)

Other operating expenses included in the Consolidated Statements of Income are as follows:

	2019	2018	2017
Legal and Other Professional Fees	$2,469	$2,460	$2,194
Postage and Courier	1,051	982	947
Advertising and Promotion	1,236	1,083	1,035
Stationery and Printing	834	782	841
Intangible Asset Amortization	245	262	279
All Other	4,595	3,507	3,456
Total Other Operating Expense	$10,430	$9,076	$8,752

# 100

Note 15:	INCOME TAXES (Dollars In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2019	2018	2017
Federal	$7,706	$7,668	$11,142
State	1,550	1,450	917
Total Current Tax Expense	9,256	9,118	12,059
Deferred Tax Expense (Benefit):
Federal	427	(40)	(1,453)
State	(83)	(52)	(77)
Total Deferred Tax Expense (Benefit)	344	(92)	(1,530)

Total Provision for Income Taxes	$9,600	$9,026	$10,529

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate, 21% for 2019 and 2018 and 35% for 2017, to pre-tax income as a result of the following:

	2019	2018	2017
Statutory Federal Tax Rate	21.0%	21.0%	35.0%
Increase (Decrease) Resulting From:
Tax Cuts and Jobs Act impact on deferred remeasurement	—	—	(2.8)
Tax-Exempt Income	(2.7)	(3.1)	(6.4)
Nondeductible Interest Expense	0.2	0.1	0.1
State Taxes, Net of Federal Income Tax Benefit	2.3	2.4	1.8
Tax benefit from stock based compensation	(0.3)	(0.4)	(0.3)
Other Items, Net	(0.1)	(0.1)	(1.0)
Effective Tax Rate	20.4%	19.9%	26.4%

The Tax Act reduced the U.S. statutory tax rate from 35% to 21%, among other changes.

# 101

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below:

	2019	2018
Deferred Tax Assets:
Allowance for Loan Losses	$5,383	$5,131
Lease liabilities	2,787	—
Pension and Deferred Compensation Plans	2,923	2,764
Pension Liability Included in Accumulated Other Comprehensive Income	2,329	3,450
Other	352	342
Net Unrealized Losses on Securities Available-for-Sale Included in Accumulated Other Comprehensive Income	—	1,259
Total Gross Deferred Tax Assets	13,774	12,946
Valuation Allowance for Deferred Tax Assets	—	—
Total Gross Deferred Tax Assets, Net of Valuation Allowance	$13,774	$12,946
Deferred Tax Liabilities:
Pension Plans	$5,270	$5,502
Depreciation	1,943	1,149
ROU assets	2,748	—
Deferred Income	3,215	3,003
Net Unrealized Gains on Equity Securities	240	166
Net Unrealized Gains on Securities Available-for-Sale Included in Accumulated Other Comprehensive Income	160	—
Goodwill	3,502	3,546
Total Gross Deferred Tax Liabilities	$17,078	$13,366

Deferred Tax Liability, Net	$3,304	$420

Management believes that the realization of the recognized gross deferred tax assets at December 31, 2019 and 2018 is more likely than not, based on historic earnings and expectations as to future taxable income.
Interest and penalties are recorded as a component of the provision for income taxes, if any.  There are no current examinations of our Federal or state income tax returns, nor have we been notified of any up-coming examinations. Tax years 2016 through 2019 are subject to Federal and New York State examination. Management annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2019.

Note 16:	EARNINGS PER SHARE (Dollars In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for each of the years in the three-year period ended December 31, 2019.  All share and per share amounts have been adjusted for the September 27, 2019 3% stock dividend.

Earnings Per Share
	Year-to-Date Period Ended:
	12/31/2019	12/31/2018	12/31/2017
Earnings Per Share - Basic:
Net Income	$37,475	$36,279	$29,326
Weighted Average Shares - Basic	14,940	14,840	14,739
Earnings Per Share - Basic	$2.51	$2.44	$1.99

Earnings Per Share - Diluted:
Net Income	$37,475	$36,279	$29,326
Weighted Average Shares - Basic	14,940	14,840	14,739
Dilutive Average Shares Attributable to Stock Options	43	82	99
Weighted Average Shares - Diluted	14,983	14,922	14,838
Earnings Per Share - Diluted	$2.50	$2.43	$1.98

# 102

Note 17:	FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at December 31, 2019 and 2018 were securities available-for-sale, equity securities and derivatives.  Arrow held no securities or liabilities for trading on such dates.  For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 2, Summary of Significant Accounting Policies.

The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
	Fair Value Measurements at Reporting Date Using:
Fair Value of Assets and Liabilities Measured on a Recurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$5,054	$—	$5,054	$—
State and Municipal Obligations	764	—	764	—
Mortgage-Backed Securities	350,716	—	350,716	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	357,334	—	357,334	$—
Equity Securities	2,063	—	2,063	—
Total Securities Measured on a Recurring Basis	359,397	—	359,397	—
Derivatives, included in other assets	69	—	69	—
Total Measured on a Recurring Basis	$359,466	$—	$359,466	$—
Liabilities:
Derivatives, included in other liabilities	$69	$—	$69	$—
Total Measured on a Recurring Basis	$69	$—	$69	$—
December 31, 2018
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$46,765	$—	$46,765	$—
State and Municipal Obligations	1,195	—	1,195	—
Mortgage-Backed Securities	268,775	—	268,775	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	317,535	—	317,535	—
Equity Securities	1,774	—	1,774	—
Total Securities Measured on a Recurring Basis	$319,309	$—	$319,309	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
December 31, 2019
Collateral Dependent Impaired Loans	$285	$—	$—	$285	$—
Other Real Estate Owned and Repossessed Assets, Net	1,261	—	—	1,261	(186)
December 31, 2018
Collateral Dependent Impaired Loans	$—	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	1,260	—	—	1,260	(132)

# 103

The fair value of financial instruments is determined under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

There were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2019 or 2018.

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at December 31, 2019 and 2018.

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
ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" requires that the fair value for loans must be disclosed using the "exit price" notion which is a reasonable estimate of what another party might pay in an orderly transaction. Fair values for loans are calculated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, commercial real estate, residential mortgage, indirect auto and other consumer loans.  Each loan category is further segmented into fixed and adjustable interest rate terms and by performing and nonperforming categories.  The fair value of performing loans is calculated by determining the estimated future cash flow, which is the contractual cash flow adjusted for estimated prepayments. The discount rate is determined by starting with current market yields, and first adjusting for a liquidity premium. This premium is separately determined for each loan type. Then a credit loss component is determined utilizing the credit loss assumptions used in the allowance for loan and lease loss model. Finally, a discount spread is applied separately for consumer loans vs. commercial loans based on market information and utilization of the Swap Curve.
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
The fair value of FHLBNY advances is as calculated by the FHLBNY.
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

# 104

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Cash and Cash Equivalents	$70,221	$70,221	$70,221	$—	$—
Securities Available-for-Sale	357,334	357,334	—	357,334	—
Securities Held-to-Maturity	245,065	249,618	—	249,618	—
Equity Securities	2,063	2,063		2,063
Federal Home Loan Bank and Federal Reserve Bank Stock	10,317	10,317	—	10,317	—
Net Loans	2,364,933	2,332,797	—	—	2,332,797
Accrued Interest Receivable	7,377	7,377	—	7,377	—
Derivatives, included in other assets	69	69	—	69	—
Deposits	2,616,054	2,614,170	—	2,614,170	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	51,099	51,099	—	51,099	—
Federal Home Loan Bank Overnight Advances	130,000	130,000	—	130,000	—
Federal Home Loan Bank Term Advances	30,000	29,993	—	29,993	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	1,436	1,436	—	1,436	—
Derivatives, included in other liabilities	69	69	—	69	—

December 31, 2018
Cash and Cash Equivalents	$84,239	$84,239	$84,239	$—	$—
Securities Available-for-Sale	317,535	317,535	—	317,535	—
Securities Held-to-Maturity	283,476	280,338	—	280,338	—
Equity Securities	1,774	1,774		1,774
Federal Home Loan Bank and Federal Reserve Bank Stock	15,506	15,506	—	15,506	—
Net Loans	2,176,019	2,114,372	—	—	2,114,372
Accrued Interest Receivable	7,035	7,035	—	7,035	—
Deposits	2,345,584	2,338,410	—	2,338,410	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	54,659	54,659	—	54,659	—
Federal Home Loan Bank Overnight Advances	234,000	234,000	—	234,000	—
Federal Home Loan Bank Term Advances	45,000	44,652	—	44,652	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	570	570	—	570	—

# 105

Note 18:	LEASES (Dollars In Thousands)

The Company is a lessee in its leases, which are mainly for financial services locations in addition to leases for corporate vehicles. These leases generally require the Company to pay third-party expenses on behalf of the Lessor, which are referred to as variable payments. Under some leases, the Company pays the variable payments to the lessor, and in other leases, the Company pays the variable payments directly to the applicable third party. None of the Company's current leases include any residual value guarantees or any subleases, and there are no significant rights or obligations of the Company for leases that have not commenced as of the reporting date.
Arrow leases five of its branch offices, at market rates, from Stewart’s Shops Corp.  Mr. Gary C. Dake, President of Stewart’s Shops Corp., serves as a director on the board of directors of each of Arrow and Saratoga National Bank and Trust Company. Additional information regarding this relationship can be found in Arrow's Proxy Statement for its Annual Meeting of Shareholders to be held May 6, 2020 under the caption "Corporate Governance - Related Party Transactions."

The following includes quantitative data related to the Company's leases as of and for the twelve months ended December 31, 2019:

Finance Lease Amounts:	Classification
Right-of-use Assets	Premises and Equipment, Net	$5,171
Lease Liabilities	Finance Leases	5,254

Operating Lease Amounts:
Right-of-use Assets	Other Assets	$5,644
Lease Liabilities	Other Liabilities	5,713

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$99
Operating Outgoing Cash Flows From Operating Leases		779
Financing Outgoing Cash Flows From Finance Leases		28
Right-of-use Assets Obtained In Exchange For New Finance Lease Liabilities		5,271
Right-of-use Assets Obtained In Exchange For New Operating Lease Liabilities		6,266
Weighted-average Remaining Lease Term—Finance Leases (Yrs.)		30.80
Weighted-average Remaining Lease Term—Operating Leases (Yrs.)		13.71
Weighted-average Discount Rate—Finance Leases %		3.75%
Weighted-average Discount Rate—Operating Leases %		3.35%

Lease cost information for the Company's leases is as follows:
Twelve Months Ended
12/31/2019
Lease Cost:
Finance Lease Cost:
Reduction in the Carrying Amount of Right-of-use assets	$100
Interest on Lease Liabilities	99
Operating Lease Cost	795
Short-term Lease Cost	85
Variable Lease Cost	205
Total Lease Cost	$1,284

# 106

Future Lease Payments at December 31, 2019 are as follows:

	Operating Leases	Finance Leases
Twelve Months Ended:
12/31/2020	$788	$230
12/31/2021	671	238
12/31/2022	578	169
12/31/2023	542	243
12/31/2024	521	249
Thereafter	4,113	8,271
Total Undiscounted Cash Flows	7,213	9,400
Less: Net Present Value Adjustment	1,500	4,146
Lease Liability	$5,713	$5,254

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
The principal source of the funds for the payment of stockholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2019, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $64.6 million.
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
Current quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2019 and 2018, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject. The regulatory capital requirements incorporate a capital concept, the so-called "capital conservation buffer" (set at 2.5%, after full phase-in), which must be added to each of the minimum required risk-based capital ratios (i.e., the minimum CET1 ratio, the minimum Tier 1 risk-based capital ratio and the minimum total risk-based capital ratio). As of January 1, 2019, the capital conservation buffer increased to 2.50% of risk weighted assets from 1.875% at January 1, 2018.

# 107

The Economic Growth Act was signed into law May 24, 2018, and includes a provision requiring the federal bank regulatory agencies to establish a "community bank leverage ratio" (CBLR) of between 8% and 10%, calculated by dividing tangible equity capital by average total consolidated assets of "qualifying community banks" that meet certain requirements to be set by those regulatory agencies.  A qualifying community bank is a depository institution or bank holding company with less than $10 billion in total assets that meets the other requirements to be established by the regulators.  If a qualifying community bank exceeds the community bank leverage ratio, it will be deemed to have satisfied the risk-based and leverage capital requirements, and to have met all applicable capital and leverage requirements, including the generally applicable leverage capital requirements and risk-based capital requirements and (if the community bank is a depository institution), the "well capitalized" requirement under the federal "prompt corrective action" capital standards.  This new community bank leverage ratio is intended to reduce the burden of compliance with regard to regulatory capital adequacy for qualifying community banks.
The federal bank regulators have issued a final rule to implement the CBLR, introducing an optional simplified measure of capital adequacy for qualifying community banks that satisfy certain requirements, including having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community bank that opts into the CBLR framework and meets all requirements under the CBLR framework will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations and will not be required to report or calculate risk-based capital. The CBLR is calculated as the ratio of “tier 1 capital” divided by “average total consolidated assets.” Based on preliminary estimates, the Company’s CBLR computed in compliance with this new standard is expected to exceed the 9% threshold. This final rule became effective January 1, 2020, and qualifying community banking organizations can utilize the CBLR framework for purposes of filing their call reports or Form FR Y-9C, as applicable, for the first quarter of 2020 (i.e., as of March 31, 2020). Until the final rules become effective and Arrow opts into the CBLR framework, the Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow.
As of December 31, 2019, Arrow and both subsidiary banks qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage, and CET1 risk-based ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories. The actual capital amounts and ratios for Arrow and its subsidiary banks, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), are presented in the table below as of December 31, 2019 and 2018:

	Actual		Minimum Amounts For Capital Adequacy Purposes (including "capital conservation buffer")		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total Capital (to Risk Weighted Assets):
Arrow	$330,657	14.8%	$234,588	10.5%	$223,417	10.0%
Glens Falls National	254,438	14.5%	184,248	10.5%	175,474	10.0%
Saratoga National	65,295	13.6%	50,412	10.5%	48,011	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	309,469	13.8%	190,615	8.5%	179,402	8.0%
Glens Falls National	237,546	13.5%	149,566	8.5%	140,768	8.0%
Saratoga National	60,999	12.7%	40,826	8.5%	38,425	8.0%
Tier I Capital (to Average Assets):
Arrow	309,469	10.0%	123,788	4.0%	154,735	5.0%
Glens Falls National	237,546	9.5%	100,019	4.0%	125,024	5.0%
Saratoga National	60,999	9.6%	25,416	4.0%	31,770	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	289,409	12.9%	157,044	7.0%	145,826	6.5%
Glens Falls National	237,486	13.5%	123,141	7.0%	114,345	6.5%
Saratoga National	60,999	12.7%	33,621	7.0%	31,220	6.5%

As of December 31, 2018
Total Capital (to Risk Weighted Assets):
Arrow	304,109	14.9%	202,059	9.9%	204,100	10.0%
Glens Falls National	237,238	14.4%	163,101	9.9%	164,749	10.0%
Saratoga National	56,483	14.2%	39,379	9.9%	39,777	10.0%

# 108

Tier I Capital (to Risk Weighted Assets):
Arrow	283,913	13.9%	161,361	7.9%	163,403	8.0%
Glens Falls National	220,844	13.4%	130,199	7.9%	131,847	8.0%
Saratoga National	52,681	13.2%	31,529	7.9%	31,928	8.0%
Tier I Capital (to Average Assets):
Arrow	283,913	9.6%	118,297	4.0%	147,871	5.0%
Glens Falls National	220,844	9.1%	97,074	4.0%	121,343	5.0%
Saratoga National	52,681	9.6%	21,950	4.0%	27,438	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	263,863	12.9%	130,909	6.4%	132,954	6.5%
Glens Falls National	220,794	13.4%	105,454	6.4%	107,102	6.5%
Saratoga National	52,681	13.2%	25,542	6.4%	25,941	6.5%

Note 20:	PARENT ONLY FINANCIAL INFORMATION (Dollars In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2019	2018
Interest-Bearing Deposits with Subsidiary Banks	$1,429	$2,298
Equity Securities	2,063	1,774
Investment in Subsidiaries at Equity	312,018	280,408
Other Assets	9,365	8,626
Total Assets	$324,875	$293,106
LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$20,000	$20,000
Other Liabilities	3,147	3,522
Total Liabilities	23,147	23,522
STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	301,728	269,584
Total Liabilities and Stockholders’ Equity	$324,875	$293,106

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2019	2018	2017
Dividends from Bank Subsidiaries	$14,100	$13,300	$12,800
Interest and Dividends on Investments	49	48	53
Other Income (Including Management Fees)	1,006	907	677
Total Income	15,155	14,255	13,530
Expense:
Interest Expense	1,024	976	781
Other Expense	875	1,175	958
Total Expense	1,899	2,151	1,739
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	13,256	12,104	11,791
Income Tax Benefit	466	686	225
Equity in Undistributed Net Income of Subsidiaries	23,753	23,489	17,310
Net Income	$37,475	$36,279	$29,326

# 109

The Statement of Changes in Stockholders’ Equity is not reported because it is identical to the Consolidated Statement of Changes in Stockholders’ Equity.

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net Income	$37,475	$36,279	$29,326
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(23,753)	(23,489)	(17,310)
Shares Issued Under the Directors’ Stock Plan	258	205	233
Changes in Other Assets and Other Liabilities	(1,236)	(918)	(1,179)
Net Cash Provided by Operating Activities	12,744	12,077	11,070
Cash Flows from Investing Activities:
Proceeds of Securities Held-to-Maturity	—	—	1,000
Net Cash Provided by Investing Activities	—	—	1,000
Cash Flows from Financing Activities:
Stock Options Exercised	1,792	2,255	1,190
Shares Issued Under the Employee Stock Purchase Plan	493	505	496
Shares Issued for Dividend Reinvestment Plans	1,777	1,761	1,684
Tax Benefit for Exercises of Stock Options	—	—	—
Purchase of Treasury Stock	(2,469)	(2,097)	(3,248)
Cash Dividends Paid	(15,206)	(14,389)	(13,599)
Net Cash Used in Financing Activities	(13,613)	(11,965)	(13,477)
Net Increase (Decrease) in Cash and Cash Equivalents	(869)	112	(1,407)
Cash and Cash Equivalents at Beginning of the Year	2,298	2,186	3,593
Cash and Cash Equivalents at End of the Year	$1,429	$2,298	$2,186
Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$1,024	$976	$781

# 110

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

Item 9A.	Controls and Procedures
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
Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of December 31, 2019.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control-Integrated Framework and related illustrative documents. We adopted the 2013 framework in 2015. Accordingly, in making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, management used the criteria established in the 2013 framework. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Item 9B.	Other Information – None.

# 111

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors, nominees for director, and the committees of the Company's Board is set forth under the captions "Voting Item 1: Election of Directors" and “Corporate Governance” of Arrow's Proxy Statement for its Annual Meeting of Shareholders to be held May 6, 2020 (the Proxy Statement), which sections are incorporated herein by reference. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement under the caption "Delinquent Section 16(a) Reports” and is incorporated herein by reference. Certain required information regarding our Executive Officers is contained in Part I, Item 1.G. of this Report, "Executive Officers of the Registrant." Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com under the link "Corporate Governance" on the header tab "Corporate."

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

Item 14. Principal Accounting Fees and Services
The information required by this item is set forth under the captions "Voting Item 4, Ratification of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm Fees," and “Corporate Governance - Board Committees” of the Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
1.  Financial Statements

The following financial statements, the notes thereto, and the independent auditors’ report thereon are filed in Part II, Item 8 of this Report.  See the index to such financial statements at the beginning of Item 8.

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

# 112

2.  Schedules

All schedules are omitted as the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

3.  Exhibits:

See Exhibit Index on page 113.

Item 16. Form 10-K Summary - None

EXHIBIT INDEX

The following exhibits are incorporated by reference herein.

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant as Amended through June 3, 2019, incorporated herein by reference from the Registrant’s Current Report on Form 8-K, filed June 5, 2019, Exhibit 3.1
3.(ii)	By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on November 24, 2009, Exhibit 3.(ii)
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

10.1	2013 Long Term Incentive Plan of the Registrant, incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 20, 2013 as Annex A*
10.2	Profit Sharing Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.6*
10.3
Directors’ Deferred Compensation Plan of the Registrant, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.7*

10.4	Directors’ Stock Plan of the Registrant incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 20, 2013 as Annex B*

# 113

Exhibit Number	Exhibit
10.5
Select Executive Retirement Plan of the Registrant for benefits accrued or vested after December 31, 2004, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.9*

10.6
Senior Officers Deferred Compensation Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.11*

10.7	Short Term Incentive Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.12*
10.8
Employment Agreement between the Registrant and Thomas J. Murphy, President and Chief Executive Officer, effective February 1, 2020 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 3, 2020, Exhibit 10.1*

10.9
Employment Agreement between the Registrant and Edward J. Campanella, Senior Vice President, Treasurer and Chief Financial Officer, effective February 1, 2020 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 3, 2020, Exhibit 10.2*

10.10
Employment Agreement between the Registrant and David S. DeMarco, Senior Vice President and Chief Banking Officer, effective February 1, 2020 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 3, 2020, Exhibit 10.3*

10.11
Employment Agreement between the Registrant and David D. Kaiser, Senior Vice President, effective February 1, 2020 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 3, 2020, Exhibit 10.4*

10.12
Employment Agreement between the Registrant and Andrew J. Wise, Chief Operating Officer and Senior Vice President, effective February 3, 2020 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 3, 2020, Exhibit 10.5*

10.13
Form of Incentive Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.15*

10.14
Form of Non-Qualified Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.16*

10.15
Form of Non-Qualified Stock Option Certificate (Director Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.17*

10.16
Amendment dated October 18, 2013 to Registrant’s Select Executive Retirement Plan for benefits accrued or vested after December 31, 2004, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.18*

10.17
The Arrow Financial Corporation Employees' Pension Plan and Trust, as amended and restated, effective January 1, 2012, incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, Exhibit 10.1*

10.18
Restricted Stock Unit Award Agreement between the Registrant and Thomas J. Murphy effective January 30, 2019 incorporated herein by reference from the Registrant's Current Report on Form 10-K, filed March 8, 2019, Exhibit 10.24*

10.19
Amendment dated January 1, 2018 to Registrant's Select Executive Retirement Plan, incorporated herein, by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, Exhibit 10.1*

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14

# 114

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
4.9	Description of the Company's Securities
21	Subsidiaries of Arrow Financial Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contracts or compensation plans required to be filed as an exhibit.

# 115

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date:	February 28, 2020	By: /s/ Thomas J. Murphy Thomas J. Murphy President and Chief Executive Officer (Principal Executive Officer)

Date:	February 28, 2020	By: /s/ Edward J. Campanella Edward J. Campanella Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 28, 2020 by the following persons in the capacities indicated.

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