Form 10-Q
period 2020-03-31
ARROW FINANCIAL CORP
filed 2020-05-07
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2020
Common Stock, par value $1.00 per share	14,983,674

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	March 31, 2020	December 31, 2019	March 31, 2019
ASSETS
Cash and Due From Banks	$32,525	$47,035	$36,198
Interest-Bearing Deposits at Banks	106,004	23,186	25,031
Investment Securities:
Available-for-Sale at Fair Value	378,186	357,334	298,812
Held-to-Maturity (Approximate Fair Value of $242,804 at March 31, 2020; $249,618 at December 31, 2019; and $280,414 at March 31, 2019)	238,520	245,065	279,400
Equity Securities	1,689	2,063	1,850
FHLB and Federal Reserve Bank Stock	5,379	10,317	7,878
Loans	2,414,193	2,386,120	2,235,208
Allowance for Loan Losses	(23,637)	(21,187)	(20,373)
Net Loans	2,390,556	2,364,933	2,214,835
Premises and Equipment, Net	40,987	40,629	34,949
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	1,640	1,661	1,777
Other Assets	73,973	70,179	62,280
Total Assets	$3,291,332	$3,184,275	$2,984,883
LIABILITIES
Noninterest-Bearing Deposits	$489,151	$484,944	$453,089
Interest-Bearing Checking Accounts	793,425	689,221	823,301
Savings Deposits	1,146,683	1,046,568	866,861
Time Deposits over $250,000	135,854	123,968	83,834
Other Time Deposits	245,892	271,353	263,012
Total Deposits	2,811,005	2,616,054	2,490,097
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	57,909	51,099	58,407
Federal Home Loan Bank Overnight Advances	—	130,000	74,500
Federal Home Loan Bank Term Advances	50,000	30,000	35,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	5,249	5,254	2,946
Other Liabilities	37,771	30,140	27,324
Total Liabilities	2,981,934	2,882,547	2,708,274
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at March 31, 2020 and December 31, 2019; $5 Par Value and 1,000,000 Shares Authorized at March 31, 2019	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized at March 31, 2020 and December 31, 2019 and 20,000,000 Shares Authorized at March 31, 2019 (19,606,449 Shares Issued at March 31, 2020 and December 31, 2019 and 19,035,565 at March 31, 2019)	19,606	19,606	19,035
Additional Paid-in Capital	336,021	335,355	315,262
Retained Earnings	37,441	33,218	34,231
Unallocated ESOP Shares (None at March 31, 2020 and December 31, 2019 and 5,501 Shares at March 31, 2019)	—	—	(100)
Accumulated Other Comprehensive Loss	(2,412)	(6,357)	(11,567)
Treasury Stock, at Cost (4,624,348 Shares at March 31, 2020; 4,608,258 Shares at December 31, 2019 and 4,556,083 Shares at March 31, 2019)	(81,258)	(80,094)	(80,252)
Total Stockholders’ Equity	309,398	301,728	276,609
Total Liabilities and Stockholders’ Equity	$3,291,332	$3,184,275	$2,984,883
See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended March 31
	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$24,874	$22,403
Interest on Deposits at Banks	124	195
Interest and Dividends on Investment Securities:
Fully Taxable	2,193	2,369
Exempt from Federal Taxes	1,035	1,246
Total Interest and Dividend Income	28,226	26,213
INTEREST EXPENSE
Interest-Bearing Checking Accounts	487	482
Savings Deposits	2,471	1,601
Time Deposits over $250,000	533	396
Other Time Deposits	1,000	713
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	22	22
Federal Home Loan Bank Advances	429	1,594
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	228	269
Interest on Financing Leases	50	15
Total Interest Expense	5,220	5,092
NET INTEREST INCOME	23,006	21,121
Provision for Loan Losses	2,772	472
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,234	20,649
NONINTEREST INCOME
Income From Fiduciary Activities	2,213	2,107
Fees for Other Services to Customers	2,451	2,402
Insurance Commissions	1,632	1,719
Net (Loss) Gain on Securities	(374)	76
Net Gain on Sales of Loans	213	104
Other Operating Income	1,559	479
Total Noninterest Income	7,694	6,887
NONINTEREST EXPENSE
Salaries and Employee Benefits	10,383	9,319
Occupancy Expenses, Net	1,449	1,420
Technology and Equipment Expense	3,352	3,141
FDIC Assessments	219	212
Other Operating Expense	2,351	2,560
Total Noninterest Expense	17,754	16,652
INCOME BEFORE PROVISION FOR INCOME TAXES	10,174	10,884
Provision for Income Taxes	2,047	2,150
NET INCOME	$8,127	$8,734
Average Shares Outstanding [1]:
Basic	14,996	14,903
Diluted	15,026	14,956
Per Common Share:
Basic Earnings	$0.54	$0.59
Diluted Earnings	0.54	0.58

1 2019 Share and Per Share Amounts have been restated for the September 27, 2019 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net Income	$8,127	$8,734
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding Gains Arising During the Period	4,098	2,080
Net Unrealized Loss on Cash Flow Hedge Agreements	(219)	—
Amortization of Net Retirement Plan Actuarial Loss	27	121
Amortization of Net Retirement Plan Prior Service Cost	39	42
Other Comprehensive Income	3,945	2,243
Comprehensive Income	$12,072	$10,977

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three-Month Period Ended March 31, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2019	$19,606	$335,355	$33,218	$—	$(6,357)	$(80,094)	$301,728
Net Income	—	—	8,127	—	—	—	8,127
Other Comprehensive Income	—	—	—	—	3,945	—	3,945
Cash Dividends Paid, $.26 per Share	—	—	(3,904)	—	—	—	(3,904)
Stock Options Exercised, Net (14,282 Shares)	—	199	—	—	—	144	343
Shares Issued Under the Employee Stock Purchase Plan (3,648 Shares)	—	84	—	—	—	37	121
Shares Issued for Dividend Reinvestment Plans (16,001 Shares)	—	280	—	—	—	162	442
Stock-Based Compensation Expense	—	103	—	—	—	—	103
Purchase of Treasury Stock (50,021 Shares)	—	—	—	—	—	(1,507)	(1,507)
Balance at March 31, 2020	$19,606	$336,021	$37,441	$—	$(2,412)	$(81,258)	$309,398

	Three-Month Period Ended March 31, 2019
Balance at December 31, 2018	$19,035	$314,533	$29,257	$(100)	$(13,810)	$(79,331)	$269,584
Net Income	—	—	8,734	—	—	—	8,734
Other Comprehensive Loss	—	—	—	—	2,243	—	2,243
Cash Dividends Paid, $.252 per Share [1]	—	—	(3,760)	—	—	—	(3,760)
Stock Options Exercised, Net (26,135 Shares)	—	249	—	—	—	286	535
Shares Issued Under the Employee Stock Purchase Plan (3,709 Shares)	—	76	—	—	—	41	117
Shares Issued for Dividend Reinvestment Plans (13,132 Shares)	—	309	—	—	—	144	453
Stock-Based Compensation Expense	—	95	—	—	—	—	95
Purchase of Treasury Stock (40,852 Shares)	—	—	—	—	—	(1,392)	(1,392)
Balance at March 31, 2019	$19,035	$315,262	$34,231	$(100)	$(11,567)	$(80,252)	$276,609

1 Cash dividends paid per share have been adjusted for the September 27, 2019 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended March 31,
Cash Flows from Operating Activities:	2020	2019
Net Income	$8,127	$8,734
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	2,772	472
Depreciation and Amortization	1,597	1,309
Net Loss (Gain) on Securities Transactions	374	(76)
Loans Originated and Held-for-Sale	(9,322)	(4,223)
Proceeds from the Sale of Loans Held-for-Sale	7,975	3,718
Net Gain on the Sale of Loans	(213)	(104)
Net (Gain) Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(91)	130
Contributions to Retirement Benefit Plans	(195)	(153)
Deferred Income Tax Benefit	(873)	(297)
Stock-Based Compensation Expense	103	95
Tax Benefit from Exercise of Stock Options	28	78
Net Increase in Other Assets	(5,719)	(1,565)
Net Increase in Other Liabilities	8,563	2,613
Net Cash Provided By Operating Activities	13,126	10,731
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	17,444	21,261
Purchases of Securities Available-for-Sale	(33,201)	—
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	7,075	5,319
Purchases of Securities Held-to-Maturity	(717)	(1,457)
Net Increase in Loans	(27,317)	(39,545)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	781	442
Purchase of Premises and Equipment	(1,072)	(2,099)
Net Decrease in Other Investments	4,938	7,628
Net Cash Used By Investing Activities	(32,069)	(8,451)
Cash Flows from Financing Activities:
Net Increase in Deposits	194,951	144,513
Net Decrease in Short-Term Federal Home Loan Bank Borrowings	(130,000)	(159,500)
Net Increase in Short-Term Borrowings	6,810	3,748
Finance Lease Payments	(5)	(4)
Federal Home Loan Bank Advances	40,000	—
Repayments of Federal Home Loan Bank Term Advances	(20,000)	(10,000)
Purchase of Treasury Stock	(1,507)	(1,392)
Stock Options Exercised, Net	343	535
Shares Issued Under the Employee Stock Purchase Plan	121	117
Shares Issued for Dividend Reinvestment Plans	442	453
Cash Dividends Paid	(3,904)	(3,760)
Net Cash Provided (Used) By Financing Activities	87,251	(25,290)
Net Increase (Decrease) in Cash and Cash Equivalents	68,308	(23,010)
Cash and Cash Equivalents at Beginning of Period	70,221	84,239
Cash and Cash Equivalents at End of Period	$138,529	$61,229

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$5,264	$4,924
Income Taxes	344	311
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	371	728

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow, the Company, we, or us), the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2020, December 31, 2019 and March 31, 2019; the results of operations for the three-month periods ended March 31, 2020 and 2019; the consolidated statements of comprehensive income for the three-month periods ended March 31, 2020 and 2019; the changes in stockholders' equity for the three-month periods ended March 31, 2020 and 2019; and the cash flows for the three-month periods ended March 31, 2020 and 2019. All such adjustments are of a normal recurring nature.

Management’s Use of Estimates -The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Due to the uncertainty regarding the impact of the COVID-19 pandemic, management utilized estimates and assumptions in its evaluation of potential impairment of the Company's right-of-use lease assets, goodwill and intangible assets. Our most significant estimate is the allowance for loan losses. Other estimates include the evaluation of other-than-temporary impairment of investment securities, pension and other post-retirement liabilities and an analysis of a need for a valuation allowance for deferred tax assets. Actual results could differ from those estimates.
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
The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2019 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2019.

The following accounting standards have been adopted in the first three months of 2020:

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-13 "Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" as part of its disclosure framework, and pursuant to which FASB has eliminated, amended and added disclosure requirements for fair value measurements. For Arrow, the standard became effective, on a prospective basis, on January 1, 2020. The adoption of this change in fair value disclosure did not have a material impact on its financial position or the results of operations in the period subsequent to its adoption.

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-15 "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" which will require companies to defer potentially significant, specified implementation costs incurred in a cloud computing arrangement that are currently often expensed under US GAAP. For Arrow, the standard was adopted, on a prospective basis, on January 1, 2020. The adoption of this standard did not have a material impact on its financial position or the results of operations in the period subsequent to its adoption.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("ASU 2018-17"). ASU 2018-17 provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. For Arrow, the standard was effective on January 1, 2020 and the adoption of this standard did not have a material impact on its financial position or the results of operations in the period subsequent to its adoption.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued, such as LIBOR. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022), and provides optional relief for contract modifications, hedge accounting and Held-to-maturity debt securities. For Arrow, this standard was effective January 1, 2020 and can be applied prospectively beginning January 1, 2020 for contract modifications and hedging relationships. The one-time election to sell and/or transfer securities classified as Held-to-maturity may be made at any point after March 12, 2020. Arrow is evaluating the impact of this standard as it will provide relief for contracts currently tied to LIBOR and hedge accounting relationships.

# 8

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at March 31, 2020, December 31, 2019 and March 31, 2019:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
March 31, 2020
Available-For-Sale Securities, at Amortized Cost	$5,002	$723	$365,333	$1,000	$372,058
Gross Unrealized Gains	179	—	7,484	—	7,663
Gross Unrealized Losses	—	—	(1,335)	(200)	(1,535)
Available-For-Sale Securities, at Fair Value	5,181	723	371,482	800	378,186
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					273,124

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$—	$26	$14,201	$—	$14,227
From 1 - 5 Years	5,002	257	325,234	—	330,493
From 5 - 10 Years	—	—	25,898	1,000	26,898
Over 10 Years	—	440	—	—	440

Maturities of Debt Securities, at Fair Value:
Within One Year	$—	$26	$14,616	$—	$14,642
From 1 - 5 Years	5,181	257	331,422	—	336,860
From 5 - 10 Years	—	—	25,444	800	26,244
Over 10 Years	—	440	—	—	440

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$18,846	$—	$18,846
12 Months or Longer	—	—	59,262	800	60,062
Total	$—	$—	$78,108	$800	$78,908
Number of Securities in a Continuous Loss Position	—	—	27	1	28

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$316	$—	$316
12 Months or Longer	—	—	1,019	200	1,219
Total	$—	$—	$1,335	$200	$1,535

Disaggregated Details:
US Agency Obligations, at Amortized Cost	5,002
US Agency Obligations, at Fair Value	5,181
US Government Agency Securities, at Amortized Cost			$58,089
US Government Agency Securities, at Fair Value			57,091
Government Sponsored Entity Securities, at Amortized Cost			307,244
Government Sponsored Entity Securities, at Fair Value			314,391

# 9

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2019
Available-For-Sale Securities, at Amortized Cost	$5,002	$764	$349,944	$1,000	$356,710
Gross Unrealized Gains	52	—	1,852	—	1,904
Gross Unrealized Losses	—	—	(1,080)	(200)	(1,280)
Available-For-Sale Securities, at Fair Value	5,054	764	350,716	800	357,334
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					164,426

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$52,491	$—	$52,491
12 Months or Longer	—	—	97,164	800	97,964
Total	$—	$—	$149,655	$800	$150,455
Number of Securities in a Continuous Loss Position	—	—	54	1	55

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$317	$—	$317
12 Months or Longer	—	—	763	200	963
Total	$—	$—	$1,080	$200	$1,280

Disaggregated Details:
US Agency Obligations, at Amortized Cost	5,002
US Agency Obligations, at Fair Value	5,054
US Government Agency Securities, at Amortized Cost			$61,102
US Government Agency Securities, at Fair Value			60,616
Government Sponsored Entity Securities, at Amortized Cost			288,842
Government Sponsored Entity Securities, at Fair Value			290,100

# 10

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
March 31, 2019
Available-For-Sale Securities, at Amortized Cost	$35,519	$1,114	$263,347	$1,000	$300,980
Gross Unrealized Gains	—	2	657	—	659
Gross Unrealized Losses	(136)	—	(2,491)	(200)	(2,827)
Available-For-Sale Securities, at Fair Value	35,383	1,116	261,513	800	298,812
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					255,028

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$53,131	$—	$53,131
12 Months or Longer	35,383	—	155,108	800	191,291
Total	$35,383	$—	$208,239	$800	$244,422
Number of Securities in a Continuous Loss Position	7	—	80	1	88

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$258	$—	$258
12 Months or Longer	136	—	2,233	200	2,569
Total	$136	$—	$2,491	$200	$2,827

Disaggregated Details:
US Agency Obligations, at Amortized Cost	35,519
US Agency Obligations, at Fair Value	35,383
US Government Agency Securities, at Amortized Cost			$70,358
US Government Agency Securities, at Fair Value			70,034
Government Sponsored Entity Securities, at Amortized Cost			192,989
Government Sponsored Entity Securities, at Fair Value			191,479

# 11

The following table is the schedule of Held-To-Maturity Securities at March 31, 2020, December 31, 2019 and March 31, 2019:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
March 31, 2020
Held-To-Maturity Securities, at Amortized Cost	$204,148	$34,372	$238,520
Gross Unrealized Gains	3,104	1,329	4,433
Gross Unrealized Losses	(149)	—	(149)
Held-To-Maturity Securities, at Fair Value	207,103	35,701	242,804
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			231,539

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$16,308	$2,857	$19,165
From 1 - 5 Years	115,665	31,515	147,180
From 5 - 10 Years	70,585	—	70,585
Over 10 Years	1,590	—	1,590

Maturities of Debt Securities, at Fair Value:
Within One Year	$16,329	$2,964	$19,293
From 1 - 5 Years	117,119	32,737	149,856
From 5 - 10 Years	72,031	—	72,031
Over 10 Years	1,624	—	1,624

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$5,625	$—	$5,625
12 Months or Longer	1,867	—	1,867
Total	$7,492	$—	$7,492

Number of Securities in a Continuous Loss Position	16	—	16

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$16	$—	$16
12 Months or Longer	133	—	133
Total	$149	$—	$149

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$1,594
US Government Agency Securities, at Fair Value		1,655
Government Sponsored Entity Securities, at Amortized Cost		32,778
Government Sponsored Entity Securities, at Fair Value		34,046

# 12

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2019
Held-To-Maturity Securities, at Amortized Cost	$208,243	$36,822	$245,065
Gross Unrealized Gains	4,170	477	4,647
Gross Unrealized Losses	(94)	—	(94)
Held-To-Maturity Securities, at Fair Value	212,319	37,299	249,618
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			237,969

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,438	$—	$1,438
12 Months or Longer	1,994	—	1,994
Total	$3,432	$—	$3,432
Number of Securities in a Continuous Loss Position	10	—	10

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$85	$—	$85
12 Months or Longer	9	—	9
Total	$94	$—	$94

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$1,703
US Government Agency Securities, at Fair Value		1,720
Government Sponsored Entity Securities, at Amortized Cost		35,119
Government Sponsored Entity Securities, at Fair Value		35,579

March 31, 2019
Held-To-Maturity Securities, at Amortized Cost	$234,454	$44,946	$279,400
Gross Unrealized Gains	1,695	97	1,792
Gross Unrealized Losses	(573)	(205)	(778)
Held-To-Maturity Securities, at Fair Value	235,576	44,838	280,414
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			265,465

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—
12 Months or Longer	71,450	26,021	97,471
Total	$71,450	$26,021	$97,471
Number of Securities in a Continuous Loss Position	193	29	222

# 13

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	573	205	778
Total	$573	$205	$778

March 31, 2019
Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$2,069
US Government Agency Securities, at Fair Value		2,012
Government Sponsored Entity Securities, at Amortized Cost		42,877
Government Sponsored Entity Securities, at Fair Value		42,826

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for March 31, 2020, December 31, 2019 and March 31, 2019, do not reflect any deterioration of the credit worthiness of the issuing entities.
 U.S. government agency securities, including mortgage-backed securities, are all rated AAA by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  Credit analysis is performed in-house based upon data that has been submitted by the issuers to the New York State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to March 31, 2020, there were no securities downgraded below investment grade.
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

The following table is the schedule of Equity Securities at March 31, 2020, December 31, 2019 and March 31, 2019:

Equity Securities

	March 31, 2020	December 31, 2019	March 31, 2019
Equity Securities, at Fair Value	$1,689	$2,063	$1,850

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the three-month periods ended March 31, 2020 and 2019:

	Quarterly Period Ended:
	March 31, 2020	March 31, 2019
Net (Loss) Gain on Equity Securities	$(374)	$76
Less: Net gain (loss) recognized during the reporting period on equity securities sold during the period	—	—
Unrealized net (loss) gain recognized during the reporting period on equity securities still held at the reporting date	$(374)	$76

# 14

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of March 31, 2020, December 31, 2019 and March 31, 2019 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $1,905, $215 and $201 as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2020
Loans Past Due 30-59 Days	$173	$461	$5,636	$1,630	$7,900
Loans Past Due 60-89 Days	70	110	1,451	212	1,843
Loans Past Due 90 or more Days	8	911	549	1,525	2,993
Total Loans Past Due	251	1,482	7,636	3,367	12,736
Current Loans	146,849	524,648	817,073	912,887	2,401,457
Total Loans	$147,100	$526,130	$824,709	$916,254	$2,414,193

Loans 90 or More Days Past Due and Still Accruing Interest	$5	$238	$93	$101	$437
Nonaccrual Loans	63	1,445	715	2,720	4,943

December 31, 2019
Loans Past Due 30-59 Days	$150	$—	$5,670	$152	$5,972
Loans Past Due 60-89 Days	42	266	2,700	2,027	5,035
Loans Past Due 90 or more Days	21	326	445	1,807	2,599
Total Loans Past Due	213	592	8,815	3,986	13,606
Current Loans	150,447	509,949	802,383	909,735	2,372,514
Total Loans	$150,660	$510,541	$811,198	$913,721	$2,386,120

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$253	$253
Nonaccrual Loans	81	326	663	2,935	4,005

March 31, 2019
Loans Past Due 30-59 Days	$168	$208	$4,758	$1,345	$6,479
Loans Past Due 60-89 Days	—	—	1,387	207	1,594
Loans Past Due 90 or more Days	17	108	369	1,610	2,104
Total Loans Past Due	185	316	6,514	3,162	10,177
Current Loans	133,091	493,071	740,285	858,584	2,225,031
Total Loans	$133,276	$493,387	$746,799	$861,746	$2,235,208

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$64	$64
Nonaccrual Loans	415	248	588	3,892	5,143

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

# 15

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

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
December 31, 2019	$1,386	$5,830	$9,408	$4,563	$21,187
Charge-offs	(14)	—	(467)	—	(481)
Recoveries	—	—	159	—	159
Provision	267	1,235	904	366	2,772
March 31, 2020	$1,639	$7,065	$10,004	$4,929	$23,637

December 31, 2018	$1,218	$5,644	$8,882	$4,452	$20,196
Charge-offs	(1)	(29)	(418)	(14)	(462)
Recoveries	—	—	167	—	167
Provision	33	(26)	778	(313)	472
March 31, 2019	$1,250	$5,589	$9,409	$4,125	$20,373

# 16

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2020
Allowance for loan losses - Loans Individually Evaluated for Impairment	$4	$—	$—	$37	$41
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,635	7,065	10,004	4,892	23,596
Ending Loan Balance - Individually Evaluated for Impairment	34	1,137	111	953	2,235
Ending Loan Balance - Collectively Evaluated for Impairment	$147,066	$524,993	$824,598	$915,301	$2,411,958

December 31, 2019
Allowance for loan losses - Loans Individually Evaluated for Impairment	$5	$—	$—	$42	$47
Allowance for creditlosses - Loans Collectively Evaluated for Impairment	1,381	5,830	9,408	4,521	21,140
Ending Loan Balance - Individually Evaluated for Impairment	35	—	107	959	1,101
Ending Loan Balance - Collectively Evaluated for Impairment	$150,625	$510,541	$811,091	$912,762	$2,385,019

March 31, 2019
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—
Allowance for credit losses - Loans Collectively Evaluated for Impairment	1,250	5,589	9,409	4,125	20,373
Ending Loan Balance - Individually Evaluated for Impairment	40	387	101	2,417	2,945
Ending Loan Balance - Collectively Evaluated for Impairment	$133,236	$493,000	$746,698	$859,329	$2,232,263

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
The Company uses a two-step process to determine the provision for loan losses and the amount of the allowance for loan losses. An evaluation of impaired loans is performed on a quarterly basis. Impaired loans are generally nonaccrual loans over $250 thousand and all troubled debt restructured loans. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off. In general, Arrow's impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

# 17

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

# 18

Loan Credit Quality Indicators

The following table presents the credit quality indicators by loan category at March 31, 2020, December 31, 2019 and March 31, 2019:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2020
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$140,218	$497,243			$637,461
Special Mention	28	255			283
Substandard	6,854	28,632			35,486
Doubtful	—	—			—

Credit Risk Profile Based on Payment Activity:
Performing			$823,901	$913,433	$1,737,334
Nonperforming			808	2,821	3,629

December 31, 2019
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$144,283	$484,267			$628,550
Special Mention	32	263			295
Substandard	6,345	26,011			32,356
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$810,535	$910,533	$1,721,068
Nonperforming			663	3,188	3,851

March 31, 2019
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$125,918	$465,216			$591,134
Special Mention	133	2,268			2,401
Substandard	7,225	25,903			33,128
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$746,211	$857,790	$1,604,001
Nonperforming			588	3,956	4,544

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

# 19

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

# 20

Impaired Loans

The following table presents information on impaired loans as of March 31, 2020, December 31, 2019 and March 31, 2019 based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2020
Recorded Investment:
With No Related Allowance	$—	$1,137	$112	$697	$1,946
With a Related Allowance	33	—	—	256	289
Unpaid Principal Balance:
With No Related Allowance	—	1,137	111	697	1,945
With a Related Allowance	34	—	—	256	290

December 31, 2019
Recorded Investment:
With No Related Allowance	$—	$—	$108	$699	$807
With a Related Allowance	34	—	—	260	294
Unpaid Principal Balance:
With No Related Allowance	—	—	107	699	806
With a Related Allowance	35	—	—	260	295

March 31, 2019
Recorded Investment:
With No Related Allowance	$38	$389	$101	$2,417	$2,945
With a Related Allowance	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	424	2	101	2,416	$2,943
With a Related Allowance	—	—	—	—	—

For the Quarter Ended:
March 31, 2020
Average Recorded Balance:
With No Related Allowance	$—	$569	$110	$698	$1,377
With a Related Allowance	34	—	—	258	292
Interest Income Recognized:
With No Related Allowance	—	10	—	—	10
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

March 31, 2019
Average Recorded Balance:
With No Related Allowance	$234	$591	$101	$2,011	$2,937
With a Related Allowance	—	—	—	147	147
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At March 31, 2020, December 31, 2019 and March 31, 2019, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where interest income was recognized on a cash basis.

# 21

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated.

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
March 31, 2020
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

In general, prior to the COVID-19 pandemic, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of March 31, 2020. In accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, if a short-term loan modification (e.g. six months) is made for a borrower as the result of the COVID-19 pandemic, and who was current on contractual payments as of December 31, 2019, this modification is not considered a troubled debt restructuring (TDR).
Note 4.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of March 31, 2020, December 31, 2019 and March 31, 2019:

Commitments to Extend Credit and Letters of Credit
	March 31, 2020	December 31, 2019	March 31, 2019
Notional Amount:
Commitments to Extend Credit	$376,519	$349,718	$310,749
Standby Letters of Credit	3,301	3,129	4,431
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	29	31	20

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

# 22

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at March 31, 2020, December 31, 2019 and March 31, 2019 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at March 31, 2020, December 31, 2019 and March 31, 2019, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 23

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three-month periods ended March 31, 2020 and 2019:

Schedule of Comprehensive Income
	Three Months Ended March 31,
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
2020
Net Unrealized Securities Holding Gains on Securities Available-for-Sale Arising During the Period	5,504	$(1,406)	4,098
Net Unrealized Losses on Cash Flow Swap	(294)	75	(219)
Amortization of Net Retirement Plan Actuarial Loss	36	(9)	27
Amortization of Net Retirement Plan Prior Service Cost	54	(15)	39
Other Comprehensive Income	$5,300	$(1,355)	$3,945

2019
Net Unrealized Securities Holding Gains on Securities Available-for-Sale Arising During the Period	2,788	$(708)	2,080
Amortization of Net Retirement Plan Actuarial Loss	163	(42)	121
Amortization of Net Retirement Plan Prior Service Cost	56	(14)	42
Other Comprehensive Income	$3,007	$(764)	$2,243

# 24

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Gain (Loss)	Net Prior Service (Cost) Credit

For the Quarter-To-Date periods ended:

December 31, 2019	$465	$—	$(5,847)	$(975)	$(6,357)
Other comprehensive income or loss before reclassifications	4,098	(219)	—	—	3,879
Amounts reclassified from accumulated other comprehensive income	—	—	27	39	66
Net current-period other comprehensive income	4,098	(219)	27	39	3,945
March 31, 2020	$4,563	$(219)	$(5,820)	$(936)	$(2,412)

December 31, 2018	$(3,697)		$(8,971)	$(1,142)	$(13,810)
Other comprehensive income or loss before reclassifications	2,080		—	—	2,080
Amounts reclassified from accumulated other comprehensive income	—		121	42	163
Net current-period other comprehensive income	2,080		121	42	2,243
March 31, 2019	$(1,617)		$(8,850)	$(1,100)	$(11,567)

(1) All amounts are net of tax.

# 25

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

March 31, 2020
Amortization of defined benefit pension items:
Prior-service costs	$(54)	(1)	Salaries and Employee Benefits
Actuarial loss	(36)	(1)	Salaries and Employee Benefits
	(90)		Total before Tax
	24		Provision for Income Taxes
	$(66)		Net of Tax

Total reclassifications for the period	$(66)		Net of Tax

March 31, 2019
Amortization of defined benefit pension items:
Prior-service costs	$(56)	(1)	Salaries and Employee Benefits
Actuarial loss	(163)	(1)	Salaries and Employee Benefits
	(219)		Total before Tax
	56		Provision for Income Taxes
	$(163)		Net of Tax

Total reclassifications for the period	$(163)		Net of Tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

# 26

Note 6.    STOCK-BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

Arrow has established three stock-based compensation plans: a Long Term Incentive Plan, an Employee Stock Purchase Plan (ESPP) and an Employee Stock Ownership Plan (ESOP). All share and per share data have been adjusted for the September 27, 2019 3% stock dividend.

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

The following table summarizes information about stock option activity for the year to date period ended March 31, 2020.

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2020	241,242	$27.58
Granted	50,800	35.28
Exercised	(14,282)	24.05
Forfeited	(2,752)	29.65
Outstanding at March 31, 2020	275,008	29.17
Vested at Period-End	155,195	26.23
Expected to Vest	119,813	32.97

Stock Options Granted
Weighted Average Grant Date Information:
Fair Value of Options Granted	$4.99
Fair Value Assumptions:
Dividend Yield	2.90%
Expected Volatility	20.25%
Risk Free Interest Rate	1.53%
Expected Lives (in years)	6.68

The following table presents information on the amounts expensed related to stock options for the periods ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Amount expensed	$76	$79

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

# 27

The following table summarizes information about restricted stock unit activity for the periods ended March 31, 2020 and 2019.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	7,496	$31.18
Granted	3,827	35.28
Non-vested at March 31, 2020	11,323	32.57

Non-vested at January 1, 2019	3,478	31.62
Granted	4,018	30.79
Non-vested at March 31, 2019	7,496	31.18

The following table presents information on the amounts expensed related to restricted stock units for the periods ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Amount expensed	$27	$16

Employee Stock Purchase Plan
Arrow sponsors an ESPP under which employees may purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

Employee Stock Ownership Plan
Arrow maintains an ESOP, pursuant to which substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed funds from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes, which were fully repaid as of December 31, 2019, required annual payments of principal and interest through 2019.  As the debt was repaid, shares were released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.  In addition, the Company makes additional cash contributions to the Plan each year.
Shares pledged as collateral were reported as unallocated ESOP shares in stockholders' equity. As shares were released from collateral, Arrow reported compensation expense equal to the current average market price of the shares, and the shares became outstanding for earnings per share computations.

# 28

Note 7.    RETIREMENT BENEFIT PLANS (Dollars in Thousands)

Arrow sponsors qualified and non-qualified defined benefit pension plans and other postretirement benefit plans for its employees. Arrow maintains a non-contributory pension plan, which covers substantially all employees.  Effective December 1, 2002, all active participants in the qualified defined benefit pension plan were given a one-time irrevocable election to continue participating in the traditional plan design, for which benefits were based on years of service and the participant’s final compensation (as defined), or to begin participating in the new cash balance plan design.  All employees who participate in the plan after December 1, 2002 automatically participate in the cash balance plan design.  The interest credits under the cash balance plan are based on the 30-year U.S. Treasury rate in effect for November of the prior year with a minimum interest credit of 3%.  The service credits under the cash balance plan are equal to 6.0% of eligible salaries for employees who become participants on or after January 1, 2003.  For employees in the plan prior to January 1, 2003, the service credits are scaled based on the age of the participant, and range from 6.0% to 12.0%.  The funding policy is to contribute up to the maximum amount that can be deducted for federal income tax purposes and to make all payments required under The Employee Retirement Income Security Act (ERISA).  Arrow also maintains a supplemental non-qualified unfunded retirement plan to provide eligible employees of Arrow and its subsidiaries with benefits in excess of qualified plan limits imposed by federal tax law.
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
The mortality table used in determining the present value of a lump sum payment/annuitizing cash balance accounts was changed to the applicable mortality table for the determination of present values under Internal Revenue Code (IRC) Section 417(e)(3)(B). This table is currently a 50/50 blend of male and female rates from the 2020 sex distinct optional combined mortality tables, as prescribed under IRC Section 430. The change in mortality table was made to reflect the continued improvement in mortality rates and resulted in an increase in liabilities for the Employee's Pension Plan and the Select Executive Retirement Plan.
The interest rates used in determining the present value of a lump sum payment/annuitizing cash balance accounts were changed to the segment rates in effect for the January 1, 2020 plan year (2.04%, 3.09%, 3.68%) as of December 31, 2019. This change resulted in a decrease in liability for the Employees' Pension Plan and the Select Executive Retirement Plan.
The following tables provide the components of net periodic benefit costs for the three-month periods ended March 31, 2020 and 2019.

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended March 31, 2020
Service Cost [1]	$430	$103	$33
Interest Cost [2]	417	54	78
Expected Return on Plan Assets [2]	(904)	—	—
Amortization of Prior Service Cost [2]	16	11	27
Amortization of Net Loss [2]	1	33	2
Net Periodic Cost	$(40)	$201	$140

Plan Contributions During the Period	$—	$117	$78

For the Three Months Ended March 31, 2019:
Service Cost [1]	$399	$97	$30
Interest Cost [2]	397	52	89
Expected Return on Plan Assets [2]	(770)	—	—
Amortization of Prior Service Cost [2]	17	14	25
Amortization of Net Loss [2]	153	27	(17)
Net Periodic (Benefit) Cost	$196	$190	$127

Plan Contributions During the Period	$—	$116	$37
Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan in 2020 was not required, and currently, additional contributions in 2020 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

# 29

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended March 31, 2020 and 2019.  All share and per share amounts have been adjusted for the September 27, 2019, 3% stock dividend.

Earnings Per Share
	Three Months Ended
	March 31, 2020	March 31, 2019
Earnings Per Share - Basic:
Net Income	$8,127	$8,734
Weighted Average Shares - Basic	14,996	14,903
Earnings Per Share - Basic	$0.54	$0.59

Earnings Per Share - Diluted:
Net Income	$8,127	$8,734
Weighted Average Shares - Basic	14,996	14,903
Dilutive Average Shares Attributable to Stock Options	30	53
Weighted Average Shares - Diluted	15,026	14,956
Earnings Per Share - Diluted	$0.54	$0.58

# 30

Note 9.    FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2020, December 31, 2019 and March 31, 2019 were securities available-for-sale, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
March 31, 2020
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$5,181	$—	$5,181	$—
State and Municipal Obligations	723	—	723	—
Mortgage-Backed Securities	371,482	—	371,482	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	378,186	—	378,186	—
Equity Securities	1,689	—	1,689	—
Total Securities Measured on a Recurring Basis	379,875	—	379,875	—
Derivatives, included in other assets	5,191	—	5,191	—
Total Measured on a Recurring Basis	$385,066	$—	$385,066	$—
Liabilities:
Derivatives, included in other liabilities	5,191	—	5,191	—
Total Measured on a Recurring Basis	$5,191	$—	$5,191	$—
December 31, 2019
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$5,054	$—	$5,054	$—
State and Municipal Obligations	764	—	764	—
Mortgage-Backed Securities	350,716	—	350,716	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	357,334		357,334
Equity Securities	2,063	—	2,063	—
Total Securities Measured on a Recurring Basis	359,397	—	359,397	—

# 31

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives, included in other liabilities	69	—	69	—
Total Measured on a Recurring Basis	$359,466	$—	$359,466	$—
Liabilities:
Derivatives, included in other liabilities	$69	$—	$69	$—
Total Measured on a Recurring Basis	$69	$—	$69	$—
March 31, 2019
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$35,383	$—	$35,383	$—
State and Municipal Obligations	1,116	—	1,116	—
Mortgage-Backed Securities	261,513	—	261,513	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	298,812		298,812
Equity Securities	1,850	—	1,850	—
Total Securities Measured on a Recurring Basis	$300,662	$—	$300,662	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
March 31, 2020
Collateral Dependent Impaired Loans	$582	$—	$—	$582
Other Real Estate Owned and Repossessed Assets, Net	942	—	—	942	—
December 31, 2019
Collateral Dependent Impaired Loans	$285	$—	$—	$285
Other Real Estate Owned and Repossessed Assets, Net	1,261	—	—	1,261	(186)
March 31, 2019
Collateral Dependent Impaired Loans	$684	$—	$—	$684
Other Real Estate Owned and Repossessed Assets, Net	1,445	—	—	1,445	(101)

The fair value of financial instruments is determined under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

# 32

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at March 31, 2020, December 31, 2019 and March 31, 2019.

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
The fair value of FHLBNY advances is calculated by the FHLBNY.
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

# 33

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Cash and Cash Equivalents	$138,529	$138,529	$138,529	$—	$—
Securities Available-for-Sale	378,186	378,186	—	378,186	—
Securities Held-to-Maturity	238,520	242,804	—	242,804	—
Equity Securities	1,689	1,689	—	1,689	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,379	5,379	—	5,379	—
Net Loans	2,390,556	2,368,033	—	—	2,368,033
Accrued Interest Receivable	7,856	7,856	—	7,856	—
Derivatives, included in other assets	5,191	5,191		5,191
Deposits	2,811,005	2,811,668	—	2,811,668	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	57,909	57,909	—	57,909	—
Federal Home Loan Bank Term Advances	50,000	51,194	—	51,194	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	1,392	1,392	—	1,392	—
Derivatives, included in other liabilities	5,191	5,191	—	5,191	—

# 34

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

December 31, 2019
Cash and Cash Equivalents	$70,221	$70,221	$70,221	$—	$—
Securities Available-for-Sale	357,334	357,334	—	357,334	—
Securities Held-to-Maturity	245,065	249,618	—	249,618	—
Equity Securities	2,063	2,063	—	2,063
Federal Home Loan Bank and Federal Reserve Bank Stock	10,317	10,317	—	10,317	—
Net Loans	2,364,933	2,332,797	—	—	2,332,797
Accrued Interest Receivable	7,377	7,377	—	7,377	—
Derivatives, included in other assets	69	69	—	69	—
Deposits	2,616,054	2,614,170	—	2,614,170	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	51,099	51,099	—	51,099	—
Federal Home Loan Bank Overnight Advances	130,000	130,000	—	130,000	—
Federal Home Loan Bank Term Advances	30,000	29,993	—	29,993	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	1,436	1,436	—	1,436	—
Derivatives, included in other liabilities	69	69	—	69	—

March 31, 2019
Cash and Cash Equivalents	$61,229	$61,229	$61,229	$—	$—
Securities Available-for-Sale	298,812	298,812	—	298,812	—
Securities Held-to-Maturity	279,400	280,414	—	280,414	—
Equity Securities	1,850	1,850	—	1,850
Federal Home Loan Bank and Federal Reserve Bank Stock	7,878	7,878	—	7,878	—
Net Loans	2,214,835	2,164,298	—	—	2,164,298
Accrued Interest Receivable	8,180	8,180	—	8,180	—
Deposits	2,490,097	2,484,479	—	2,484,479	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	58,407	58,407	—	58,407	—
Federal Home Loan Bank Overnight Advances	74,500	74,500	—	74,500	—
Federal Home Loan Bank Term Advances	35,000	34,805	—	34,805	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	737	737	—	737	—

# 35

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

The following includes quantitative data related to the Company's leases as of and for the three months ended March 31, 2020 and March 31, 2019:

		Three Months Ended
Finance Lease Amounts:	Classification	March 31, 2020	March 31, 2019
Right-of-use Assets	Premises and Equipment, Net	$5,124	$2,922
Lease Liabilities	Finance Leases	5,249	2,946

Operating Lease Amounts:
Right-of-use Assets	Other Assets	$5,529	$5,587
Lease Liabilities	Other Liabilities	5,602	5,639

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$50	$15
Operating Outgoing Cash Flows From Operating Leases		158	173
Financing Outgoing Cash Flows From Finance Leases		5	4
Right-of-use Assets Obtained In Exchange For New Finance Lease Liabilities		—	2,939
Right-of-use Assets Obtained In Exchange For New Operating Lease Liabilities		—	5,725
Weighted-average Remaining Lease Term—Finance Leases (Yrs.)		29.90	26.91
Weighted-average Remaining Lease Term—Operating Leases (Yrs.)		13.70	14.63
Weighted-average Discount Rate—Finance Leases %		3.75%	3.82%
Weighted-average Discount Rate—Operating Leases %		3.36%	3.50%

Lease cost information for the Company's leases is as follows:
	Three Months Ended
	March 31, 2020	March 31, 2019
Lease Cost:
Finance Lease Cost:
Amortization of Right-of-use assets	$44	$17
Interest on Lease Liabilities	50	15
Operating Lease Cost	207	173
Short-term Lease Cost	7	33
Variable Lease Cost	55	56
Total Lease Cost	$363	$294

# 36

Future Lease Payments at March 31, 2020 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
3/31/2021	$776	$240
3/31/2022	640	243
3/31/2023	563	132
3/31/2024	548	243
3/31/2025	515	252
Thereafter	4,028	8,110
Total Undiscounted Cash Flows	$7,070	$9,220
Less: Net Present Value Adjustment	1,468	3,971
Lease Liability	$5,602	$5,249

# 37

Note 11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (In Thousands)

Arrow is exposed to certain risks arising from both its business operations and economic conditions. Arrow principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Bank manages economic risks, including interest rate, primarily by managing the amount, sources and duration of its assets and liabilities and through the use of derivative instruments. Specifically, the Bank enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Arrow's derivative financial instruments are used to manage differences in the amount, timing and duration of the Bank’s known or expected cash receipts and its known or expected cash payments principally related to certain fixed rate borrowings. Arrow also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Derivatives Not Designated as Hedging Instruments
Arrow enters into interest rate swap agreements with its commercial customers to provide them with a long-term fixed rate, while simultaneously Arrow entered into offsetting interest rate swap agreements with a counterparty to swap the fixed rate to a variable rate to manage interest rate exposure.
These interest rate swap agreements are not designated as a hedge for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not present any material exposure to the Arrow's consolidated statements of income. The Bank records its interest rate swap agreements at fair value and is presented on a gross basis within other assets and other liabilities on the consolidated balance sheets. Changes in the fair value of assets and liabilities arising from these derivatives are included, net, in other income in the consolidated statement of income.

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of the interest rate swap agreements.

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	March 31, 2020	December 31, 2019	March 31, 2019
Fair value adjustment included in other assets	$5,191	$69	$—
Fair value adjustment included in other liabilities	5,191	69	—
Notional amount	121,559	44,531	—

Derivatives Designated as Hedging Instruments
Arrow has entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. These agreements are designated as cash flow hedges.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Arrow's Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts borrowings.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	March 31, 2020	December 31, 2019	March 31, 2019
Amount of loss recognized in AOCI	$(294)	$—	$—
Amount of gain reclassified from AOCI interest expense	—	—	—

Note 12.    COVID-19 PANDEMIC

The outbreak of the novel coronavirus (COVID-19) pandemic has impacted the global economy, including the banking sector and many industries in which our customers operate, in a variety of significant ways. For further discussion of the impact COVID-19 has had and may in the future have on Arrow and its financial results and operations, please refer to the risk factor included in Item 8.01 of Arrow's Current Report on Form 8-K filed April 24, 2020.

# 38

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Arrow Financial Corporation:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 7, 2020

# 39

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2020

NOTE ON TERMINOLOGY
In this Quarterly Report on Form 10-Q (this Report), the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Form 10-Q, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 146 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s "Bank Holding Company Performance Report" for December 31, 2019 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

THE COMPANY AND ITS SUBSIDIARIES
Arrow is a two-bank holding company headquartered in Glens Falls, New York.  The banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Active subsidiaries of Glens Falls National include Upstate Agency, LLC (an insurance agency that sells property and casualty insurance and also specializes in selling and servicing group health care policies and life insurance), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to Arrow's proprietary mutual funds) and Arrow Properties, Inc. (a real estate investment trust, or REIT). Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004, which issued trust preferred securities (TRUPs), which are still outstanding.

FORWARD LOOKING STATEMENTS
This Report on Form 10-Q contains statements that are not historical in nature but rather are based on the Company's beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "continue," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include statements regarding the Company's asset quality, the level of allowance for credit losses, the sufficiency of liquidity sources, interest rate change exposure, changes in accounting standards, and the Company's tax plans and strategies. Some of these statements, such as those included in the interest rate sensitivity analysis in Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. Other forward-looking statements are based on Arrow's general perceptions of market conditions and trends in business activity, both the Company's and in the banking industry generally, as well as current management strategies for future operations and development.

These forward-looking statements may not be exhaustive, are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  You should not place undue reliance on any such forward-looking statements. In the case of all forward-looking statements, our actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to the following, which are or may be amplified by the novel coronavirus (COVID-19) pandemic:

•	the current and rapidly evolving COVID-19 pandemic and its impact on economic, market and social conditions;

•	other rapid and dramatic changes in economic and market conditions;

•	sharp fluctuations in interest rates, economic activity, or consumer spending patterns;

•	sudden changes in the market for products provided, such as real estate loans;

•	significant changes in banking or other laws and regulations, including both enactment of new legal or regulatory measures or the modification or elimination of pre-existing measures;

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

The Company is under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results. All forward-looking statements, express or implied, included in this Report and the documents incorporated by reference and that are attributable to the Company are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that the Company or any persons acting on our behalf may issue. This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Annual Report) and our other filings with the SEC.

# 40

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

# 41

Arrow Financial Corporation Selected Quarterly Information (Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Net Income	$8,127	$9,740	$10,067	$8,934	$8,734
Transactions in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	(279)	50	109	—	57

Share and Per Share Data:[1]
Period End Shares Outstanding	14,982	14,998	14,969	14,949	14,909
Basic Average Shares Outstanding	14,996	14,978	14,955	14,922	14,903
Diluted Average Shares Outstanding	15,026	15,026	14,991	14,963	14,956
Basic Earnings Per Share	$0.54	$0.65	$0.67	$0.60	$0.59
Diluted Earnings Per Share	0.54	0.65	0.67	0.60	0.58
Cash Dividend Per Share	0.260	0.260	0.252	0.252	0.252

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$32,787	$28,880	$27,083	$25,107	$26,163
Investment Securities	603,748	582,982	545,073	584,679	611,161
Loans	2,394,346	2,358,110	2,308,879	2,255,299	2,210,642
Deposits	2,670,009	2,607,421	2,472,528	2,436,290	2,347,985
Other Borrowed Funds	170,987	177,877	231,291	250,283	327,138
Stockholders’ Equity	306,527	296,124	289,016	280,247	272,864
Total Assets	3,180,857	3,113,114	3,023,043	2,997,458	2,977,056
Return on Average Assets, annualized	1.03%	1.24%	1.32%	1.20%	1.19%
Return on Average Equity, annualized	10.66%	13.05%	13.82%	12.79%	12.98%
Return on Average Tangible Equity, annualized [2]	11.55%	14.18%	15.05%	13.96%	14.22%
Average Earning Assets	$3,030,881	$2,969,972	$2,881,035	$2,865,085	$2,847,966
Average Paying Liabilities	2,362,515	2,293,804	2,213,642	2,235,462	2,224,403
Interest Income	28,226	28,367	27,952	27,227	26,213
Tax-Equivalent Adjustment [3]	288	321	344	376	373
Interest Income, Tax-Equivalent [3]	28,514	28,688	28,296	27,603	26,586
Interest Expense	5,220	5,449	5,649	5,520	5,092
Net Interest Income	23,006	22,918	22,303	21,707	21,121
Net Interest Income, Tax-Equivalent [3]	23,294	23,239	22,647	22,083	21,494
Net Interest Margin, annualized	3.05%	3.06%	3.07%	3.04%	3.01%
Net Interest Margin, Tax Equivalent, annualized [3]	3.09%	3.10%	3.12%	3.09%	3.06%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$17,754	$17,099	$16,791	$16,908	$16,652
Less: Intangible Asset Amortization	58	60	61	44	79
Net Noninterest Expense	$17,696	$17,039	$16,730	$16,864	$16,573
Net Interest Income, Tax-Equivalent [3]	$23,294	$23,238	$22,647	$22,083	$21,494
Noninterest Income	7,694	7,081	7,691	6,896	6,887
Less: Net Changes in Fair Value of Equity Invest.	(374)	67	146	—	76
Net Gross Income	$31,362	$30,252	$30,192	$28,979	$28,305
Efficiency Ratio [4]	56.42%	56.32%	55.41%	58.19%	58.55%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$309,398	$301,728	$292,228	$284,649	$276,609
Book Value per Share [1]	20.65	20.12	19.52	19.04	18.55
Goodwill and Other Intangible Assets, net	23,513	23,534	23,586	23,603	23,650
Tangible Book Value per Share [1,2]	19.08	18.55	17.95	17.46	16.97

Capital Ratios:[5]
Community Bank Leverage Ratio	9.87%
Tier 1 Leverage Ratio		9.98%	10.04%	9.88%	9.73%
Common Equity Tier 1 Capital Ratio		12.94%	12.93%	12.99%	12.98%
Tier 1 Risk-Based Capital Ratio		13.83%	13.85%	13.93%	13.95%
Total Risk-Based Capital Ratio		14.78%	14.81%	14.91%	14.93%
Assets Under Trust Admin. & Investment Mgmt.	$1,342,531	$1,543,653	$1,485,116	$1,496,966	$1,483,259

# 42

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 27, 2019, 3% stock dividend.

2.
Non-GAAP Financial Measures Reconciliation: Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which the Company believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 43.

		3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
	Total Stockholders' Equity (GAAP)	$309,398	$301,728	$292,228	$284,649	$276,609
	Less: Goodwill and Other Intangible assets, net	23,513	23,534	23,586	23,603	23,650
	Tangible Equity (Non-GAAP)	$285,885	$278,194	$268,642	$261,046	$252,959

	Period End Shares Outstanding	14,982	14,998	14,969	14,949	14,909
	Tangible Book Value per Share (Non-GAAP)	$19.08	$18.55	$17.95	$17.46	$16.97
	Net Income	8,127	9,740	10,067	8,934	8,734
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	11.55%	14.18%	15.05%	13.96%	14.22%

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which the Company believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 43.

		3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
	Interest Income (GAAP)	$28,226	$28,367	$27,952	$27,227	$26,213
	Add: Tax-Equivalent adjustment (Non-GAAP)	288	321	344	376	373
	Interest Income - Tax Equivalent (Non-GAAP)	$28,514	$28,688	$28,296	$27,603	$26,586
	Net Interest Income (GAAP)	$23,006	$22,918	$22,303	$21,707	$21,121
	Add: Tax-Equivalent adjustment (Non-GAAP)	288	321	344	376	373
	Net Interest Income - Tax Equivalent (Non-GAAP)	$23,294	$23,239	$22,647	$22,083	$21,494
	Average Earning Assets	$3,030,881	$2,969,972	$2,881,035	$2,865,085	$2,847,966
	Net Interest Margin (Non-GAAP)*	3.09%	3.10%	3.12%	3.09%	3.06%

4.
Non-GAAP Financial Measures: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. The Company believes the efficiency ratio provides investors with information that is useful in understanding our financial performance. The Company defines efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals tax-equivalent net interest income plus noninterest income, as adjusted). There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 43.

5.
For the current quarter, the Community Bank Leverage Ratio (CBLR) in the table above is an estimation. The previous Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below reflect actual results. The CBLR at March 31, 2020 listed below (i.e., 9.87%) exceeds the required minimum CBLR (i.e., 9.00%).

		3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
	Community Bank Leverage Ratio	9.87%
	Total Risk Weighted Assets		$2,237,127	$2,184,214	$2,121,541	$2,075,115
	Common Equity Tier 1 Capital		289,409	282,485	275,528	269,363
	Common Equity Tier 1 Capital Ratio		12.94%	12.93%	12.99%	12.98%

     * Quarterly ratios have been annualized.

# 43

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Quarter Ended March 31:	2020			2019
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$32,787	$124	1.52%	$26,163	$195	3.02%
Investment Securities:
Fully Taxable	399,307	2,193	2.21	378,120	2,369	2.54
Exempt from Federal Taxes	204,441	1,035	2.04	233,041	1,246	2.17
Loans	2,394,346	24,874	4.18	2,210,642	22,403	4.11
Total Earning Assets	3,030,881	28,226	3.75	2,847,966	26,213	3.73
Allowance for Credit Losses	(22,186)			(20,108)
Cash and Due From Banks	34,211			35,125
Other Assets	137,951			114,073
Total Assets	$3,180,857			$2,977,056
Deposits:
Interest-Bearing Checking Accounts	$707,747	487	0.28	$768,354	482	0.25
Savings Deposits	1,092,980	2,471	0.91	833,832	1,601	0.78
Time Deposits of $250,000 or More	126,046	533	1.70	79,346	396	2.02
Other Time Deposits	264,755	1,000	1.52	212,785	713	1.36
Total Interest-Bearing Deposits	2,191,528	4,491	0.82	1,894,317	3,192	0.68
Short-Term Borrowings	92,444	208	0.90	264,471	1,421	2.18
FHLBNY Term Advances & Other Long-Term Debt	73,297	471	2.58	62,667	464	3.00
Finance Leases	5,246	50	3.83	2,948	15	2.06
Total Interest-Bearing Liabilities	2,362,515	5,220	0.89	2,224,403	5,092	0.93
Noninterest-bearing deposits	478,481			453,668
Other Liabilities	33,334			26,121
Total Liabilities	2,874,330			2,704,192
Stockholders’ Equity	306,527			272,864
Total Liabilities and Stockholders’ Equity	$3,180,857			$2,977,056
Net Interest Income		$23,006			$21,121
Net Interest Spread			2.86%			2.80%
Net Interest Margin			3.05%			3.01%

# 44

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month period ended March 31, 2020 and the financial condition as of March 31, 2020 and 2019.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

COVID-19 Pandemic:
In March 2020, the World Health Organization recognized COVID-19 as a pandemic. In response, the United States federal government and various state and local governments have, among other actions, imposed travel and business restrictions and required or advised communities in which we do business to adopt stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. Like many businesses, we expect the operations and financial results of Arrow to be adversely impacted by the COVID-19 pandemic. The severity, magnitude and duration of the current pandemic are still uncertain, rapidly changing and hard to predict.
Arrow has been proactive and continually assessing the potential impact of the pandemic. It formed a Business Continuity Task Force in advance of the impending arrival of the pandemic to Upstate New York. The task force, representing leadership from across the organization, has overseen a robust and expansive effort to protect employees and customers while continuing to deliver essential banking services during the pandemic. In that regard, Arrow has been limiting access at all facilities to appointment-only and encouraging customers to use no-contact alternatives such as digital banking, drive-ins and ATMs. Additionally, Arrow expanded remote work arrangements for a large portion of its employee base, discontinued employee travel, minimized in-person meetings, and implemented social distancing for essential employees who remained on-site. Arrow believes that between remote working arrangements and cross training initiatives, current human capital resources should be able to continue operations during the current COVID-19 pandemic, absent unforeseen facts.
Demand for the Small Business Administration’s Paycheck Protection Program has been significant. Both of Arrow’s subsidiary banks are proudly participating in the program as a way to deliver relief for small businesses in Upstate New York. In order to process the large volume of Paycheck Protection Program applications, Arrow reinforced its lending team with resources and support from across the Company. Arrow believes it will be able to effectively manage its liquidity position while being able to satisfy the significant demand for the Small Business Administration’s Paycheck Protection Program.
The COVID-19 pandemic has significantly impacted economic activity and markets around the world, and we expect it will negatively impact Arrow's business in numerous ways. In particular, the rapid rise in unemployment and the mandated closure of non-essential businesses in New York, will most likely reduce loan production as well as impact borrowers' ability to satisfy their obligations. Investments are analyzed to determine if any impairment not considered temporary exists. Municipal investments may be impacted if tax revenue deceases significantly. Management will continue to evaluate investment securities for impairment. Arrow has increased its allowance for loan losses as a result of the uncertainty surrounding the ability of its borrowers to satisfy loan obligations to Arrow. Arrow will continue to assess potential loan losses. Arrow does not anticipate any impairment of its right-of-use lease assets, goodwill or other intangible assets as a result of COVID-19, however, the Company will continue to assess impairment throughout the pandemic.
We continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets or its impact on our business, we are not able to reasonably estimate the overall impact on the Company. For further discussion of the impact COVID-19 has had and may in the future have on Arrow and its financial results and operations, please refer to the risk factor included in Item 8.01 of Arrow's Current Report on Form 8-K filed April 24, 2020.

Summary of Q1 2020 Financial Results: Net income for the first quarter of 2020 was $8.1 million, compared to $8.7 million in the first quarter of 2019. Although loan growth slowed in March, primarily as a result of the COVID-19 pandemic, total loans grew in the first quarter by $28.1 million from December 31, 2019 to $2.4 billion. Net interest income increased to $23.0 million in the first quarter of 2020, compared to $21.1 million for the comparable quarter of 2019.
Diluted earnings per share (EPS) for the quarter was $0.54, a decrease of 6.9% from the EPS of $0.58 reported for the first quarter of 2019. Return on average equity (ROE) for the first quarter of 2020 decreased to 10.66%, as compared to a ROE of 12.98% for the quarter ended March 31, 2019. Return on average assets (ROA) for the 2020 first quarter was 1.03%, a decrease from an ROA of 1.19% for the quarter ended March 31, 2019.
Total loans reached $2.4 billion as of March 31, 2020, which represents an increase of $179.0 million, or 8.0% as compared to March 31, 2019. The consumer loan portfolio grew by $77.9 million, or 10.4%, as compared to March 31, 2019, primarily within the indirect automobile lending program. Total outstanding residential real estate loans increased $54.5 million, or 6.3%, as compared to March 31, 2019. Total outstanding commercial loans increased $46.6 million, or 7.4%, as compared to March 31, 2019.
At March 31, 2020, deposit balances reached $2.8 billion, up $320.9 million, or 12.9%, from the prior-year level. Noninterest-bearing deposits represented 17.4% of total deposits at March 31, 2020, compared to 18.2% of total deposits on March 31, 2019. At March 31, 2020, other time deposits were $245.9 million, a decrease of $17.1 million compared to the prior year. Municipal deposits increased $174.7 million, or 28.1% from March 31, 2019. Total combined Federal Home Loan Bank Overnight and Term Advances declined $110.0 million from December 31, 2019.
First quarter 2020 net interest income increased to $23.0 million, up 8.9% from $21.1 million in the comparable quarter of 2019. The net interest margin was 3.05% for the quarter, compared to 3.01% for the first quarter of 2019. The increase in net interest margin from the prior year was primarily the result of both the increase in the deposit balances as described above combined with the decrease in market rates. The yield on earning assets has been consistent between years with increased loan yields offset by declining yields on investments.

# 45

Noninterest income for the three months ended March 31, 2020 was $7.7 million, compared to $6.9 million in the comparable 2019 quarter. For the first quarter of 2020, the fair value of equity securities at March 31, 2020 decreased $374 thousand primarily as a result of the equity market disruption related to the COVID-19 pandemic. In addition, $866 thousand of interest rate swap income was recorded in the first quarter of 2020.
Noninterest expense for the first quarter of 2020 increased 6.6% to $17.8 million, from $16.7 million for the first quarter of 2019. Salaries and benefits increased $1.1 million, primarily the result of increased cost of health insurance benefits.
Asset quality remained strong at March 31, 2020, with continued low levels of nonperforming loans and net charge-offs. Nonperforming loans at March 31, 2020, were $5.5 million, up $168 thousand from the level at March 31, 2019. Net charge-offs, expressed as an annualized percentage of average loans outstanding, were 0.05% for the three-month period ended March 31, 2020, consistent with March 31, 2019. The allowance for loan losses was $23.6 million at March 31, 2020, which represented 0.98% of loans outstanding, as compared to 0.91% at March 31, 2019. The loss provision expense for the first quarter of 2020 was $2.8 million, up $2.3 million from the provision expense for the comparable 2019 quarter. Although credit quality remains very strong, the increase in loss provision reflects the uncertainty resulting from the COVID-19 pandemic.

The changes in net income, net interest income and net interest margin between the three-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 59.

Regulatory Capital and Increase in Stockholders' Equity: The federal bank regulators have issued a final rule to implement the “community bank leverage ratio”, introducing an optional simplified measure of capital adequacy for qualifying community banking organizations (the CBLR framework).  To qualify for the CBLR framework, a community banking organization must satisfy certain requirements, including having a leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.  A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the CBLR framework will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations and will not be required to report or calculate risk-based capital ratios. Subsequently, Section 4012 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act required the federal banking agencies to temporarily lower the threshold for election of the CBLR framework, issuing two interim final rules to set the CLBR at 8% as of the second quarter of 2020 and then gradually re-establish the CBLR at 9%.
Under the interim final rules, the CBLR will be set at 8% beginning in the second quarter of 2020 through the end of the year. Thus, community banks that have a leverage ratio of 8% or greater and meet certain other criteria may elect to use the CBLR framework. Beginning in 2021, the CBLR will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the leverage ratio requirement to use the CBLR framework will return to 9%.
The CBLR final rule became effective as of January 1, 2020, and Arrow and both subsidiary banks utilized the CBLR framework for purposes of filing their Form FR Y-9C and call reports for the first quarter of 2020. At March 31, 2020, the CBLR ratio for the Company and both subsidiary banks exceeded the 9% minimum threshold and therefore continued to qualify as "well-capitalized" under the regulatory capital classification guidelines.
Stockholders’ equity was $309.4 million at March 31, 2020, an increase of $7.7 million, or 2.5%, from the December 31, 2019 level of $301.7 million, and an increase of $32.8 million, or 11.9%, from the prior-year level. The increase in stockholders' equity over the first three months of 2020 principally reflected the following factors: (i) $8.13 million of net income for the period, plus (ii) other comprehensive income of $3.95 million, plus (iii) issuance of $1.01 million of common stock through employee benefit and dividend reinvestment plans; reduced by (iv) cash dividends of $3.90 million; and (v) repurchases of common stock of $1.51 million. The components of the change in stockholders’ equity since year-end 2019 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At March 31, 2020, book value per share was $20.65, up by 11.3% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $19.08, an increase of $2.11, or 12.4%, over the level as of March 31, 2019. See the disclosure on page 41 related to the use of non-GAAP financial measures including tangible book value.
On March 31, 2020, the Company's closing stock price was $27.87, representing a trading multiple of 1.46 to tangible book value. In the first quarter of 2020, the Company paid a quarterly cash dividend of $0.26. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 56.

Loan Quality: Net charge-offs for the first quarter of 2020 were $322 thousand as compared to $295 thousand for the comparable 2019 quarter. The ratio of net charge-offs to average loans (annualized) was 0.05% for the first quarter of 2020 consistent with the first quarter of 2019. At March 31, 2020, the allowance for credit losses was $23.6 million representing 0.98% of total loans, which is an increase from the March 31, 2019 ratio of 0.91%. Although credit quality remains very strong, the increase in loan loss provision expense reflects the uncertainty resulting from the COVID-19 pandemic. As permitted by the CARES Act, Arrow has elected to defer the adoption of the Current Expected Credit Losses ("CECL") methodology in determining credit losses.
Nonperforming loans were $5.5 million at March 31, 2020, representing 0.23% of period-end loans, a decrease from the March 31, 2019 ratio of 0.24%. The ratio continues to compare favorably with the weighted average ratio of the peer group of 0.53% at December 31, 2019.

# 46

Loan Segments: During the quarter ended March 31, 2020, total loans grew by $28.1 million, or 1.2% as compared to the balance at December 31, 2019. The largest increase was in commercial real estate loans, which increased during the quarter by $15.6 million, or 3.1%. In addition, consumer loans expanded $13.5 million, or 1.7% and commercial loans increased by $3.6 million, or 2.4%. The economic factors resulting from the COVID-19 pandemic will most likely adversely impact loan growth for the remainder of the year.

•
Commercial and Commercial Real Estate Loans: Combined, these loans comprise 27.9% of the total loan portfolio at period-end. Commercial property values in the Company's region have remained stable in recent periods leading to the pandemic. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal. The mandatory closure of nonessential business in New York will impact the Bank's customer base. Government intervention, with programs such as the Small Business Administration’s Paycheck Protection Program, may mitigate the economic risk to both Arrow and its customers, however the full impact cannot be determined at this time.

•
Consumer Loans: These loans (primarily automobile loans) comprised 34.2% of the total loan portfolio at period-end. Consumer automobile loans at March 31, 2020, were $819 million, or 99.3% of this portfolio segment. In the first three months of 2020, the Company did not experience any significant increase in the delinquency rate or in the percentage of nonperforming loans in this segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. The physical sale of vehicles through dealerships has been curtailed and not deemed essential as part of the response to the COVID-19 pandemic in New York and Vermont, our primary dealer network. Thus, the volume of originations of consumer loans will be negatively impacted, although the magnitude of the impact cannot be determined.

•
Residential Real Estate Loans: These loans, including home equity loans, made up 37.9% of the total loan portfolio at period-end. The residential real estate market in the Company's service area has been stable in recent periods. The Company originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. The Company typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions. Due to the COVID-19 pandemic, it is not yet possible to determine the long term economic impact of the mandated closure of non-essential business and its resulting impact on our residential real estate loan portfolio.

Liquidity and Access to Credit Markets: The Company has not experienced any liquidity problems or special concerns thus far in 2020, or at any time in recent history. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term disruptions that may develop as a result of the COVID-19 pandemic such as: reduced cash-flows from the investment and loan portfolios and aggressive funding of programs associated with response efforts, including the Small Business Administration’s Paycheck Protection Program.  Interest-bearing cash balances at March 31, 2020 were $106.0 million compared to $25.0 million at March 31, 2019.  Contingent collateralized lines of credit are established and available through the FHLBNY and FRB, totaling $1.2 billion. The terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 57). Historically, the Company has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises including the current COVID-19 pandemic.

Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in its litigation escrow account. On September 18, 2018, Visa issued a press release announcing that it and other defendants entered into a settlement agreement with class plaintiffs in the related litigation case. But certain merchants opted out of the class settlement and filed separate litigation cases. Once the class action and other merchant litigation cases are settled and the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. On September 27, 2019, Visa deposited $300 million into the litigation escrow account that was established pursuant to Visa’s U.S. retrospective responsibility plan, which reduces the conversion rate of Class B shares to Class A shares. This did not have a significant effect on the number of Class B shares currently convertible to Class A shares by Glens Falls National. At March 31, 2020, Glens Falls National held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, the Company does not recognize any economic value for these shares.

# 47

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	March 31, 2020	At Period-End December 31, 2019	March 31, 2019	$ Change From December	$ Change From March	% Change From December (not annualized)	% Change From March
Interest-Bearing Bank Balances	$106,004	$23,186	$25,031	$82,818	$80,973	357.2%	323.5%
Securities Available-for-Sale	378,186	357,334	298,812	20,852	79,374	5.8%	26.6%
Securities Held-to-Maturity	238,520	245,065	279,400	(6,545)	(40,880)	(2.7)%	(14.6)%
Equity Securities	1,689	2,063	1,850	(374)	(161)	(18.1)%	(8.7)%
Loans (1)	2,414,193	2,386,120	2,235,208	28,073	178,985	1.2%	8.0%
Allowance for loan losses	23,637	21,187	20,373	2,450	3,264	11.6%	16.0%
Earning Assets (1)	3,143,971	3,024,085	2,848,179	119,886	295,792	4.0%	10.4%
Total Assets	$3,291,332	$3,184,275	$2,984,883	$107,057	$306,449	3.4%	10.3%
Noninterest-Bearing Deposits	$489,151	$484,944	$453,089	$4,207	$36,062	0.9%	8.0%
Interest-Bearing Checking Accounts	793,425	689,221	823,301	104,204	(29,876)	15.1%	(3.6)%
Savings Deposits	1,146,683	1,046,568	866,861	100,115	279,822	9.6%	32.3%
Time Deposits over $250,000	135,854	123,968	83,834	11,886	52,020	9.6%	62.1%
Other Time Deposits	245,892	271,353	263,012	(25,461)	(17,120)	(9.4)%	(6.5)%
Total Deposits	$2,811,005	$2,616,054	$2,490,097	$194,951	$320,908	7.5%	12.9%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$57,909	$51,099	$58,407	$6,810	$(498)	13.3%	(0.9)%
FHLBNY Advances - Overnight	—	130,000	74,500	(130,000)	(74,500)	(100.0)%	(100.0)%
FHLBNY Advances - Term	50,000	30,000	35,000	20,000	15,000	66.7%	42.9%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	309,398	301,728	276,609	7,670	32,789	2.5%	11.9%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at March 31, 2020, was $2.4 billion, an increase of $28.1 million, or 1.2%, from the December 31, 2019 level and up by $179.0 million, or 8.0%, from the March 31, 2019 level. The following trends were experienced in our largest segments:

•	Commercial and commercial real estate loans: This segment of the loan portfolio increased by $12.0 million, or 1.8%, during the first three months of 2020.

•
Consumer loans (primarily automobile loans through indirect lending): As of March 31, 2020, these loans, primarily auto loans, increased by $13.5 million, or 1.7%, from the December 31, 2019 balance, reflecting a strong demand for new and used vehicles throughout our region-wide dealer network during the time leading up to COVID-19 pandemic. As previously stated, the physical sale of vehicles through dealerships has been curtailed and not deemed essential as part of the New York State and Vermont responses to the COVID-19 pandemic. The volume of originations of consumer loans will be impacted. The magnitude of the impact cannot be determined at this time.

•
Residential real estate loans: This segment increased during the first three months of 2020 by $2.5 million, or 0.3%. The likely impact of the COVID-19 pandemic on the volume of residential real estate loans is difficult to determine. We expect that high unemployment and the mandated closure of non-essential businesses in New York State will have an adverse impact on new originations. The rapid decline of interest rates may, however, increase demand for refinancing loans, both with existing and new customers.

Changes in Sources of Funds: Deposit balances reached $2.8 billion, up $320.9 million, or 12.9%, from the prior-year level. Noninterest-bearing deposits represented 17.4% of total deposits at March 31, 2020, compared to 18.2% of total deposits on March 31, 2019. At March 31, 2020, other time deposits were $245.9 million, a decrease of $17.1 million compared to the prior year. Municipal deposits increased $174.7 million, or 28.1% from March 31, 2019. Total combined Federal Home Loan Bank Overnight and Term Advances declined $110.0 million from December 31, 2019.

# 48

Municipal Deposits: Fluctuations in balances of interest-bearing checking accounts are largely the result of timing and behavior of municipal deposits.  Municipal deposits on average represent 20% to 25% of total deposits. Municipal deposits are typically placed in interest-bearing checking, savings and various time deposit accounts.
In general, there is a seasonal pattern to municipal deposits which dip to a low point in August each year.  Account balances tend to increase throughout the fall and into early winter from tax deposits, flatten out after the beginning of the ensuing calendar year, and increase again at the end of March from the electronic deposit of NYS Aid payments to school districts.  In addition to seasonal behavior, the overall level of municipal deposit balances fluctuates from year-to-year as a result of local economic factors as well as competition from other banks and non-bank entities.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2019 to March 31, 2020 (in thousands).

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	3/31/2020	12/31/2019	Change	3/31/2020	12/31/2019	Change
Securities Available-for-Sale:
U.S. Agency Securities	$5,181	$5,054	$127	$179	$52	$127
State and Municipal Obligations	723	764	(41)	—	—	—
Mortgage-Backed Securities	371,482	350,716	20,766	6,149	772	5,377
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Total	$378,186	$357,334	$20,852	$6,128	$624	$5,504

Securities Held-to-Maturity:
State and Municipal Obligations	$207,103	$212,319	$(5,216)	$2,955	$4,076	$(1,121)
Mortgage-Backed Securities	35,701	37,299	(1,598)	1,329	477	852
Total	$242,804	$249,618	$(6,814)	$4,284	$4,553	$(269)

Equity Securities	$1,689	$2,063	$(374)	$—	$—	$—

At March 31, 2020, the Company held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
In the periods referenced above, Mortgage-Backed Securities consisted solely of mortgage pass-through securities and Collateralized Mortgage Obligations ("CMOs") issued or guaranteed by U.S. federal agencies.  Mortgage pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. CMOs are pools of mortgage-backed securities, the repayments on which have generally been separated into two or more components (tranches), where each tranche has a separate estimated life and yield.  The Company's practice has been to purchase pass-through securities and CMOs that are issued or guaranteed by U.S. federal agencies, and the tranches of CMOs purchased are generally those having shorter average lives and/or durations. As a result of payment deferrals on underlying loan collateral that make up mortgage-backed securities, some cashflows may be temporarily impacted.

Other-Than-Temporary Impairment
Each quarter all investment securities with a fair value less than amortized cost are evaluated in the available-for-sale portfolio, the held-to-maturity portfolio and the equity securities portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. The evaluation also examined the potential impact of the COVID-19 pandemic on other-than-temporary impairment. There were no other-than-temporary impairment losses in the first three months of 2020.
Change in Net Unrealized Securities Gains (Losses): Nearly all of the change in net unrealized gains or losses during recent periods has been attributable to changes in the market rates during the periods in question, with no change in the credit-worthiness of the issuers. Fixed income valuations increased sharply, while equities dropped, in the period primarily as the result of market disruptions associated with the COVID-19 pandemic.

# 49

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the three-month periods ended March 31, 2020 or 2019.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the three-month periods ended March 31, 2020 and 2019, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended
Purchases:	3/31/2020	3/31/2019
Available-for-Sale Portfolio
Mortgage-Backed Securities	$33,201	$—

Maturities & Calls	$17,444	$21,261

	Three Months Ended
Purchases:	3/31/2020	3/31/2019
Held-to-Maturity Portfolio
State and Municipal Obligations	$717	$1,457

Maturities & Calls	$7,075	$5,319

Loan Trends
The following three tables present, for each of the last five quarters, the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category. Over the last five quarters, the average balances for Commercial, Commercial Real Estate, Consumer and Residential Real Estate have steadily increased, although at different rates. As result of the economic impact of the COVID-19 pandemic, it is uncertain if this consistent growth will continue in the remaining quarters of 2020.

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Commercial	$140,486	$133,550	$125,498	$120,979	$118,634
Commercial Real Estate	518,931	505,639	493,819	492,673	488,836
Consumer	818,892	817,463	809,641	775,634	742,775
Residential Real Estate	916,037	901,458	879,921	866,013	860,397
Total Loans	$2,394,346	$2,358,110	$2,308,879	$2,255,299	$2,210,642

Percentage of Total Quarterly Average Loans

	Quarter Ended
	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Commercial	5.9%	5.7%	5.4%	5.4%	5.4%
Commercial Real Estate	21.6%	21.4%	21.4%	21.8%	22.1%
Consumer	34.2%	34.7%	35.1%	34.4%	33.6%
Residential Real Estate	38.3%	38.2%	38.1%	38.4%	38.9%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

# 50

Quarterly Yield on Loans

	Quarter Ended
	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Commercial	4.52%	4.54%	4.60%	4.64%	4.43%
Commercial Real Estate	4.34%	4.53%	4.57%	4.53%	4.58%
Consumer	3.97%	4.01%	3.95%	3.85%	3.67%
Residential Real Estate	4.20%	4.20%	4.27%	4.28%	4.33%
Total Loans	4.18%	4.19%	4.23%	4.18%	4.11%

The average yield of the overall total loan portfolio increased throughout 2019 and remained steady for the large portion of the 1st quarter of 2020. The COVID-19 pandemic and the rapid decline to historic low in market rates will lower loan yields for the remainder of 2020.

Maintenance of High Quality in the Loan Portfolio: In the first three months of 2020, prior to the COVID-19 pandemic, there were no significant fluctuations in the quality of the loan portfolio or any segment thereof. In general, residential real estate loans have historically been underwritten to secondary market standards for prime loans and the Company has not engaged in subprime mortgage lending as a business line. Similarly, high underwriting standards have generally been applied to commercial and commercial real estate lending operations and generally in the indirect lending program as well. The economic events related to the COVID-19 pandemic, specifically high unemployment and the mandated closure of nonessential business, may impact the ability of our borrowers to satisfy their obligations.

Commercial Loans and Commercial Real Estate Loans: Combined commercial and commercial real estate loan originations continued to grow in the period leading up to the COVID-19 pandemic.
Substantially all commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers located in the Company's regional markets. A portion of the loans in the commercial portfolio have variable rates tied to Prime, LIBOR or FHLBNY rates.
Many of the commercial and commercial real estate loans are in industries heavily impacted by the COVID-19 pandemic. Arrow is working closely with customers who wish to obtain Small Business Administration Paycheck Protection Program funding. Also, additional government intervention, if any, may mitigate the economic risk to both Arrow and its customers, however, the extent of such intervention and its impact cannot be determined at this time.

Consumer Loans: At March 31, 2020, consumer loans (primarily automobile loans originated through dealerships located primarily in upstate New York and Vermont) continues to be a significant component of business, comprising more than a third of this total loan portfolio. The physical sale of vehicles through dealerships has been curtailed and not deemed essential as part of the New York State and Vermont response to the COVID-19 pandemic. Accordingly, we believe, the volume of originations of consumer loans will be adverselyimpacted. However, the magnitude of the impact cannot yet be determined.
New consumer loan volume for the first three months of 2020 was $95.9 million, down from the $100.4 million originated in the first three months of 2019.
For credit quality purposes, the Company assigns potential automobile loan customers into one of four tiers, ranging from lower to higher quality in terms of anticipated credit risk. The Company's experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually prior to the loan being funded. The Company believes that this disciplined approach to evaluating risk has contributed to maintaining the strong credit quality in this portfolio. The COVID-19 pandemic has created significant unemployment, which may impact borrowers' ability to satisfy their obligations to the Company. Government intervention may mitigate a significant portion of the credit risk, however, the extent of such intervention and its impact cannot be determined at this time.

Residential Real Estate Loans: In recent years, residential real estate loans, including home equity loans, have represented the largest category of the total loan portfolio. Gross originations for residential real estate loans (including refinancings of mortgage loans) for the first three months of 2020 were $32.4 million. The Company has also sold portions of these originations in the secondary market. In the first three months of 2020, the Company sold $8.2 million, or 25.5%, of originations. In the first three months of 2019, $3.6 million, or 15.5%, of originations were sold. The Company expects to continue to sell a portion of mortgage loan originations in upcoming periods if market conditions warrant. It is not currently possible to determine the long term economic impact of the COVID-19 pandemic, which has resulted in the mandated closure of non-essential business and potential unemployment.

# 51

Deposit Trends
The following tables provide information on trends in the balance and mix of the deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. Savings deposits and total time deposits, both over and under $250,000, have increased each of the last five quarters as a result of the migration to higher yielding deposit accounts due to the previous rise in short-term market rates, which occurred for the majority of 2019. Market rates, beginning to decline prior to the COVID-19 pandemic, reached historic lows at March 31, 2020.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Noninterest-bearing deposits	$478,481	$491,494	$490,177	$454,130	$453,668
Interest-Bearing Checking Accounts	707,747	724,668	686,017	733,327	768,354
Savings Deposits	1,092,980	1,003,612	924,868	879,026	833,832
Time Deposits over $250,000	126,046	120,321	86,018	97,703	79,346
Other Time Deposits	264,755	267,326	285,448	272,104	212,785
Total Deposits	$2,670,009	$2,607,421	$2,472,528	$2,436,290	$2,347,985

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Noninterest-bearing deposits	17.9%	18.8%	19.8%	18.6%	19.3%
Interest-Bearing Checking Accounts	26.5	27.8	27.7	30.1	32.7
Savings Deposits	41.0	38.5	37.5	36.0	35.5
Time Deposits over $250,000	4.7	4.6	3.5	4.0	3.4
Other Time Deposits	9.9	10.3	11.5	11.2	9.1
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.28%	0.30%	0.29%	0.25%	0.25%
Savings Deposits	0.91%	0.98%	0.99%	0.92%	0.78%
Time Deposits over $250,000	1.70%	1.88%	2.08%	2.11%	2.02%
Other Time Deposits	1.52%	1.67%	1.74%	1.67%	1.36%
Total Deposits	0.68%	0.72%	0.73%	0.68%	0.55%

During the quarter ended March 31, 2020, the total cost of deposits decreased. The Federal Reserve cut the targeted short-term rates on two occasions, one cut was 50 basis points and the other was 100 basis points in response to the economic uncertainty related to the COVID-19 pandemic. The balance sheet of the Company is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," for further discussion.

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
Arrow no longer relies on TRUPs as a source of new funds. As a result of the passage of Dodd-Frank in 2010 and its removal of Tier 1 regulatory capital treatment for TRUPs issued after Dodd-Frank's grandfathering date, the Company, like other banking organizations of Arrow's size or larger, have not issued any TRUPs since that date and are not likely to issue any TRUPs in the future. However, consistent with the grandfathering provision in Dodd-Frank, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of March 31, 2020 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 55 of this Report. These trust preferred securities are subject to early redemption by the Company if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur. An example of such an event would be an adverse change in tax laws that might deny the Company the ability to deduct interest paid on these obligations for federal income tax purposes.
In the first quarter of 2020, Arrow entered into an interest rate swap agreement to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities.

# 52

ASSET QUALITY
The following table presents information related to the allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Loan Balances:
Period-End Loans	$2,414,193	$2,386,120	$2,335,591	$2,280,308	$2,235,208
Average Loans, Year-to-Date	2,394,346	2,283,707	2,258,633	2,233,094	2,210,642
Average Loans, Quarter-to-Date	2,394,346	2,358,110	2,308,879	2,255,299	2,210,642
Period-End Assets	3,291,332	3,184,275	3,112,822	3,005,750	2,984,883

Allowance for loan losses, Year-to-Date:
Allowance for loan losses, Beginning of Period	$21,187	$20,196	$20,196	$20,196	20,196
Provision for Loan Losses, YTD	2,772	2,079	1,445	927	472
Loans Charged-off, YTD	(481)	(1,735)	(1,232)	(830)	(462)
Recoveries of Loans Previously Charged-off	159	647	522	402	167
Net Charge-offs, YTD	(322)	(1,088)	(710)	(428)	$(295)
Allowance for loan losses, End of Period	$23,637	$21,187	$20,931	$20,695	$20,373

Allowance for loan losses, Quarter-to-Date:
Allowance for loan losses, Beginning of Period	$21,187	$20,931	$20,695	$20,373	$20,196
Provision for Loan Losses, QTD	2,772	634	518	455	472
Loans Charged-off, QTD	(481)	(503)	(402)	(368)	(462)
Recoveries of Loans Previously Charged-off	159	125	120	235	167
Net Charge-offs, QTD	(322)	(378)	(282)	(133)	(295)
Allowance for loan losses, End of Period	$23,637	$21,187	$20,931	$20,695	$20,373

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$4,943	$4,005	$3,465	$4,949	$5,143
Loans Past Due 90 or More Days and Still Accruing Interest	437	253	1,066	457	64
Restructured and in Compliance with Modified Terms	136	143	150	142	141
Total Nonperforming Loans	5,516	4,401	4,681	5,548	5,348
Repossessed Assets	160	139	76	115	123
Other Real Estate Owned	782	1,122	1,198	1,258	1,322
Total Nonperforming Assets	$6,458	$5,662	$5,955	$6,921	$6,793

Asset Quality Ratios:
Allowance to Nonperforming Loans	428.52%	481.41%	447.15%	373.02%	380.95%
Allowance to Period-End Loans	0.98%	0.89%	0.90%	0.91%	0.91%
Provision to Average Loans (Quarter) (1)	0.47%	0.11%	0.09%	0.08%	0.09%
Provision to Average Loans (YTD) (1)	0.47%	0.09%	0.09%	0.08%	0.09%
Net Charge-offs to Average Loans (Quarter) (1)	0.05%	0.06%	0.05%	0.02%	0.05%
Net Charge-offs to Average Loans (YTD) (1)	0.05%	0.05%	0.04%	0.04%	0.05%
Nonperforming Loans to Total Loans	0.23%	0.18%	0.20%	0.24%	0.24%
Nonperforming Assets to Total Assets	0.20%	0.18%	0.19%	0.23%	0.23%
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
As permitted by the CARES Act, Arrow has elected to defer the adoption of the Current Expected Credit Losses ("CECL") methodology in determining credit losses.
In the first quarter of 2020, the Company made a $2.77 million provision for loan losses, compared to a provision of $472 thousand for the first quarter of 2019 and a provision of $634 thousand for the fourth quarter of 2019. The significant increase in loss provision for

# 53

loan losses reflects the uncertainty resulting from the COVID-19 pandemic despite the continued strong asset quality of Arrow. See Note 3 to the unaudited interim consolidated financial statements for a discussion on how the Company classifies credit quality indicators as well as the balance in each category.
The ratio of the allowance for credit losses to total loans was 0.98% at March 31, 2020, an increase from 0.89% at December 31, 2019 and an increase of 7 basis points from 0.91% at March 31, 2019.
The accounting policy relating to the allowance for credit losses is considered to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on the results of operations. The process for determining the provision for loan losses is described in Note 3 to the unaudited interim consolidated financial statements.

Risk Elements
Nonperforming assets at March 31, 2020 amounted to $6.5 million, up from the $5.7 million total at December 31, 2019 and a decrease of $0.3 million, from March 31, 2019. For the three-month periods ended March 31, 2020 and 2019, ratios of nonperforming assets to total assets have remained below the average ratios for the peer group. (See page 40 for a discussion of the peer group.) At December 31, 2019, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.18%, well below the 0.44% ratio of the peer group at such date (the latest date for which peer group information is available). At March 31, 2020 the ratio was 0.20%, which is below the most recent ratio for the peer group.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	3/31/2020	12/31/2019	3/31/2019
Commercial Loans	$244	$192	$157
Commercial Real Estate Loans	—	266	208
Residential Real Estate Loans	1,632	1,960	1,552
Consumer Loans - Primarily Indirect Automobile	7,015	8,305	6,113
Total Loans Past Due 30-89 Days and Accruing Interest	$8,891	$10,723	$8,030

At March 31, 2020, the loans in the above-referenced category totaled $8.9 million, a decrease of $1.8 million, or 17.1%, from the $10.7 million of such loans at December 31, 2019. The March 31, 2020 total of non-current loans equaled 0.37% of loans then outstanding, compared to 0.49% at December 31, 2019 and 0.36% at March 31, 2019. The decrease from December 31, 2019 is primarily attributable to a decrease in delinquent automobile loans as well as residential real estate loans.
The number and dollar amount of performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of the loan portfolio. See the table of Credit Quality Indicators in Note 3 to the unaudited interim consolidated financial statements. The Company considers all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at March 31, 2020 was $35.5 million, up from the dollar amount of such loans at December 31, 2019, when the amount was $32.4 million. These loans will continue to be closely monitored and the Company expects to collect all payments of contractual principal and interest in full on these classified loans. Total nonperforming assets at period-end decreased by $0.3 million, or 4.9% from March 31, 2019.
The economic impact of the COVID-19 pandemic, specifically unemployment levels and the mandated closure of nonessential businesses, may impact the borrowers' ability to satisfy their obligations, and may therefore result in delinquencies. Government intervention, on both the federal and state level, have been deployed to mitigate a significant portion of the credit risk. Arrow cannot make a determination of the overall impact on its business of the COVID-19 pandemic at this time.
As of March 31, 2020, the Company held for sale one commercial property and one residential property in other real estate owned. The Company does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.

# 54

Loan Deferrals Related to COVID-19 Pandemic
The COVID-19 pandemic has created economic uncertainty resulting in increased temporary unemployment as well as the mandated closure of nonessential businesses. In the table below, the loan portfolio is presented with loan deferrals as the result of the COVID-19 pandemic as of March 31, 2020. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructuring.

COVID-19 Deferrals by Loan Category at March 31, 2020 ($ in 000's)

	Balances by Sector		Deferrals
	Total	% of Total Loans	Balance	% of Loan Segment	% of Total Loans
Commercial and Commercial Real Estate Loans:
Lessors of Non-Residential Real Estate	$129,880	5.4%	$1,064	0.2%	—%
Health Care and Social Assistance	104,177	4.3%	1,341	0.2%	0.1%
Lessors of Residential Real Estate	99,569	4.1%	527	0.1%	—%
Hotels & Motels	97,914	4.1%	3,787	0.6%	0.2%
Arts/Recreation/Restaurants/Vacation Camps	39,385	1.6%	3,102	0.5%	0.1%
Retail	30,226	1.3%	6,326	0.9%	0.3%
Construction & Related	17,551	0.7%	216	—%	—%
Other	154,528	6.4%	22,312	3.2%	0.9%
Total Commercial and Commercial Real Estate Loans	673,230	27.9%	38,675	5.7%	1.6%

Consumer Loans	824,709	34.2%	2,643	0.3%	0.1%

Residential Real Estate Loans	916,254	37.9%	126	—%	—%

Total Loans	2,414,193		41,444		1.7%

CAPITAL RESOURCES

Regulatory Capital Standards

Capital Adequacy Requirements. An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
As reported in the Regulatory Reform section above, the federal bank regulators have issued a final rule to implement the CBLR, introducing an optional simplified measure of capital adequacy for qualifying community banks that satisfy certain requirements, including having a leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.  A qualifying community bank that opts into the CBLR framework and meets all requirements under the CBLR framework will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations and will not be required to report or calculate risk-based capital ratios.  The CBLR is calculated as the ratio of “tier 1 capital” divided by “average total consolidated assets.”  This final rule was effective as of January 1, 2020, and qualifying community banks can utilize the CBLR framework for purposes of filing their call reports or Form FR Y-9C, as applicable, for the first quarter of 2020 (i.e., as of March 31, 2020). Arrow elected to utilize the CBLR framework beginning with the first quarter of 2020.
Subsequently, Section 4012 of the CARES Act required the federal banking agencies to temporarily lower the threshold for election of the CBLR framework, issuing two interim final rules to set the CLBR at 8% as of the second quarter of 2020 and then gradually re-establish the CBLR at 9%. Under the interim final rules, the CBLR will be set at 8% beginning in the second quarter of 2020 through the end of the year. Thus, community banks that have a leverage ratio of 8% or greater and meet certain other criteria may elect to use the CBLR framework. Beginning in 2021, the CBLR will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the leverage ratio requirement to use the CBLR framework will return to 9%.

Prompt Corrective Action Capital Classifications. Under the current capital classifications, a banking institution is considered "well-capitalized" if it meets the minimum CBLR levels. If a banking entity fails to qualify for the CBLR framework or if the banking entity's CBLR ratio falls below the minimum threshold, the banking entity will be subject to the regulatory capital guidelines established under the Dodd Frank legislation. Under the Dodd Frank capital guidelines, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet certain minimum capital requirements.  For these purposes, the regulators have established five capital classifications for banking institutions, ranging from the highest category of "well-capitalized" to the lowest category of "critically under-capitalized".

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow's holding company and two subsidiary banks, Glens Falls National and Saratoga National, under the current CBLR Rules, as of March 31, 2020:

# 55

Community Bank
Leverage Ratio
Arrow Financial Corporation	9.87%
Glens Falls National Bank & Trust Co.	9.44%
Saratoga National Bank & Trust Co.	9.49%

At March 31, 2020, Arrow and its subsidiary banks exceeded the minimum regulatory capital ratios established under the CBLR framework and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $309.4 million at March 31, 2020, an increase of $7.7 million, or 2.5%, from the December 31, 2019 level of $301.7 million, and an increase of $32.8 million, or 11.9%, from the prior-year level. The increase in stockholders' equity over the first three months of 2020 principally reflected the following factors: (i) $8.13 million of net income for the period, plus (ii) other comprehensive income of $3.95 million, plus (iii) issuance of $1.01 million of common stock through employee benefit and dividend reinvestment plans; reduced by (iv) cash dividends of $3.90 million; and (v) repurchases of common stock of $1.51 million under the Board-approved stock repurchase program described below.

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
In the first quarter of 2020, Arrow entered into an interest rate swap agreement to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. The effective fixed rate is 3.43% until maturity. These agreements are designated as cash flow hedges.

Stock Repurchase Program: In October 2019, the Board of Directors approved a $5.0 million stock repurchase program, effective January 1, 2020 (the 2020 Repurchase Program), under which management is authorized, in its discretion, to permit the Company to repurchase up to $5 million of shares of Arrow's common stock during 2020, in the open market or in privately negotiated transactions, to the extent management believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of shareholders. This 2020 Repurchase Program replaced a similar repurchase program which was in effect during 2019 (the 2019 program), which also authorized the repurchase of up to $5.0 million of shares of Arrow's common stock. As of March 31, 2020 approximately $1.5 million had been used under the 2020 Repurchase Program to repurchase Arrow shares. This total does not include repurchases of Arrow's Common Stock other than through its 2020 Repurchase Program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

Dividends: The Company's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On April 29, 2020, the Board of Directors declared a 2020 second quarter cash dividend of $0.26 payable on June 15, 2020. Per share amounts and share counts in the following tables have been restated for the September 27, 2019 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2019
First Quarter	$29.57	$35.19	$0.252
Second Quarter	30.96	33.93	0.252
Third Quarter	30.26	35.31	0.252
Fourth Quarter	32.03	38.31	0.260
2020
First Quarter	$20.79	$38.04	$0.260
Second Quarter (dividend payable June 15, 2020)	TBD	TBD	0.260

# 56

	Quarter Ended March 31
	2020	2019
Cash Dividends Per Share	$0.260	$0.252
Diluted Earnings Per Share	0.54	0.58
Dividend Payout Ratio	48.15%	43.45%
Total Equity (in thousands)	309,398	$276,609
Shares Issued and Outstanding (in thousands)	14,982	14,909
Book Value Per Share	$20.65	$18.55
Intangible Assets (in thousands)	23,513	23,650
Tangible Book Value Per Share	$19.08	$16.97

LIQUIDITY
The objective of effective liquidity management is to ensure that the Company has the ability to raise cash when needed at a reasonable cost.  This includes the capability of meeting expected and unexpected obligations to the Company's customers at any time.  Given the uncertain nature of customer demands and the need to maximize earnings, the Company must have available reasonably priced sources of funds, both on- and off-balance sheet, that can be accessed quickly in time of need. With the COVID-19 pandemic, liquidity management is critical for Arrow. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term disruptions that may develop as a result of the COVID-19 pandemic such as: reduced cash-flows from the investment and loan portfolios and aggressive funding of programs associated with response efforts, including the Small Business Administration’s Paycheck Protection Program.
The primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  The securities available-for-sale portfolio was $378.2 million at March 31, 2020, an increase of $20.9 million, from the year-end 2019 level. Due to the potential for volatility in market values, the Company may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at March 31, 2020 of $106.0 million compared to $25.0 million at March 31, 2019.
In addition to liquidity from cash, short-term investments, investment securities and loans, the Company has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $52 million which were not drawn on during the three months ended March 31, 2020.
To support the borrowing relationship with the FHLBNY, the Company has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At March 31, 2020, the Company had outstanding collateral obligations with the FHLBNY of $115 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $620 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At March 31, 2020, the balance of outstanding brokered deposits totaled $108.1 million. Also, the Company's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At March 31, 2020, the amount available under this facility was approximately $593 million, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises including the current COVID-19 pandemic.
The Company measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, the Company believes that the available liquidity is sufficient to meet all funding needs that may arise in connection with the COVID-19 pandemic or any other reasonably likely events or occurrences, although there can be no assurance that it will be sufficient. At March 31, 2020, the basic liquidity ratio, including the FHLBNY collateralized borrowing capacity, was 20.9% of total assets, or $558 million in excess of the internally-set minimum target ratio of 4%.
The Company did not experience any significant liquidity constraints in the three-month period ended March 31, 2020 and did not experience any such constraints in recent prior years. The Company has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

# 57

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
As permitted by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, Arrow has elected to defer the adoption of the Current Expected Credit Losses ("CECL") methodology in determining credit losses. The initial adjustment will not be reported in earnings, but as the cumulative effect of a change in accounting principle and the adoption will require additional disclosures in future periods. The Company has held CECL working group meetings that included individuals from various functional areas relevant to the implementation of CECL. The Company's CECL working group has developed accounting policies for credit losses including, among other things, management’s decisions regarding portfolio segmentation, life of loan considerations, and a reasonable and supportable forecasting methodology. The CECL pronouncement describes several acceptable methodologies for calculating expected losses on a loan or a pool of loans. The Company has identified the discounted cash flow method for determining losses for the commercial loan portfolios and the residential real estate portfolios, and the vintage method for the consumer indirect loan portfolio. As a result of analyses performed, including the availability of future economic data, the Company will utilize an 18-month reasonable and supportable forecast period, and revert to an historic loss rate using the straight-line method over a two year reversion period. The Company has identified the economic data that it believes best correlate with expected loan losses through the use of various regression analyses of historical economic information and loan losses. The adoption of this standard will change the way qualitative factors are determined as compared to the current incurred loss allowance for loan losses model.
The Company has performed a parallel run as of December 31, 2019 and is in process of reviewing the most recent model run, reviewing the results of model back-testing, finalizing certain assumptions including qualitative adjustments, and incorporating the feedback from the third-party model validation process into the model. The Company has also developed a control framework and is in process of finalizing controls. The Company continues to monitor the effect of this guidance, as well as regulatory guidance, and evaluate the effect it will have on the consolidated financial statements, disclosures and processes and internal controls.
Based on the December 31, 2019 parallel run, review of the portfolio, including the composition, characteristics and quality of the underlying loans, and the prevailing economic conditions and forecasts as of the adoption date, the Company believes that the adjustment to retained earnings related to the initial adoption of CECL will result in an immaterial impact. The Company will remain a well-capitalized financial institution under the CBLR framework. Regulators have developed two deferral options related to the adoption of CECL and the resulting computation of regulatory capital ratios. The initial deferral method, the 2019 CECL Rule, allows a financial institution to elect a three-year deferral of the initial CECL adoption amount for the computation of regulatory capital. An additional deferral method, the Interim Final Rule, allows a financial institution that implements CECL before the end of 2020, the option to delay for two years an estimate of CECL's effect on regulatory capital, followed by a three-year transition period. Arrow is in the process of evaluating these deferral methods.

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

# 58

RESULTS OF OPERATIONS
Three Months Ended March 31, 2020 Compared With
Three Months Ended March 31, 2019

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	% Change
Net Income	$8,127	$8,734	$(607)	(6.9)%
Diluted Earnings Per Share	0.54	0.58	(0.04)	(6.9)%
Return on Average Assets	1.03%	1.19%	(0.16)%	(13.4)%
Return on Average Equity	10.66%	12.98%	(2.32)%	(17.9)%

Net income was $8.1 million and diluted earnings per share (EPS) of $.54 for the first quarter of 2020, compared to net income of $8.7 million and diluted EPS of $.58 for the first quarter of 2019. Return on average assets (ROA) for the first quarter of 2020 was 1.03%, up from 1.19% in the first quarter of 2019. In addition, return on average equity (ROE) decreased to 10.66% for the first quarter of 2020, down from 12.98% in the first quarter of 2019.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	% Change
Interest and Dividend Income	$28,226	$26,213	$2,013	7.7%
Interest Expense	5,220	5,092	128	2.5%
Net Interest Income	23,006	21,121	1,885	8.9%
Average Earning Assets(1)	3,030,881	2,847,966	182,915	6.4%
Average Interest-Bearing Liabilities	2,362,515	2,224,403	138,112	6.2%

Yield on Earning Assets(1)	3.75%	3.73%	0.02	0.5%
Cost of Interest-Bearing Liabilities	0.89	0.93	(0.04)	(4.3)
Net Interest Spread	2.86	2.80	0.06	2.1
Net Interest Margin	3.05	3.01	0.04	1.3
(1) Includes Nonaccrual Loans.

Net interest income for the recently completed quarter increased by $1.9 million, or 8.9%, from the first quarter of 2019, due primarily to loan growth and balance sheet mix. Total loans increased $28.1 million in the first quarter of 2020. In addition, average earning assets increased 6.4% from March 31, 2019. In order to fund the consistent loan growth, total average-interest-bearing liabilities increased 6.2% from the first quarter of 2019. Net interest margin increased 4 basis points in the first quarter of 2020 to 3.05%, from 3.01% during the first quarter of 2019. Average earning asset yields were 2 basis points higher as compared to the first quarter of 2019 due primarily to the increase of loans as a percentage of earning assets. The cost of interest-bearing liabilities decreased 4 basis points from the quarter ended March 31, 2019. The Company defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 53, the provision for loan losses for the first quarter of 2020 was $2.77 million, compared to a provision of $472 thousand for the first quarter of 2019.

# 59

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	% Change
Income From Fiduciary Activities	$2,213	$2,107	$106	5.0%
Fees for Other Services to Customers	2,451	2,402	49	2.0%
Insurance Commissions	1,632	1,719	(87)	(5.1)%
Net (Loss) Gain on Securities Transactions	(374)	76	(450)	(592.1)%
Net Gain on the Sale of Loans	213	104	109	104.8%
Other Operating Income	1,559	479	1,080	225.5%
Total Noninterest Income	$7,694	$6,887	$807	11.7%

Total noninterest income in the current quarter was $7.7 million, an increase of $807 thousand from the comparable quarter of 2019. Income from fiduciary activities for the first quarter of 2020 increased by $106 thousand, or 5.0% from the first quarter of 2019.
Fees for other services to customers were $2.5 million for the first quarter of 2020. Fees were consistent with the first quarter of 2019.
Insurance commissions decreased to $1.6 million for the first quarter of 2020 compared to $1.7 million for the first quarter of 2019, due primarily to a decline in the employee benefits sector of the business.
Net loss on security transactions of $374 thousand for the first quarter of 2020 was the result in the decrease in the fair value of equity securities.
Net gain on the sale of loans in the first quarter of 2020 increased by $109 thousand from the first quarter of 2019. The change was a result of favorable market conditions leading to an increase in loan sale volume. See page 51 for the discussion of loan sales.
Other operating income increased $1.1 million from the comparable quarter in 2019, primarily the result of fees received as part of interest rate swap agreements.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	% Change
Salaries and Employee Benefits	$10,383	9,319	$1,064	11.4%
Occupancy Expense of Premises, Net	1,449	1,420	29	2.0%
Technology and Equipment Expense	3,352	3,141	211	6.7%
FDIC and FICO Assessments	219	212	7	3.3%
Amortization	58	79	(21)	(26.6)%
Other Operating Expense	2,293	2,481	(188)	(7.6)%
Total Noninterest Expense	$17,754	$16,652	$1,102	6.6%
Efficiency Ratio	56.42%	58.55%	(2.13)	(3.6)%

Noninterest expense for the first quarter of 2020 was $17.8 million, an increase of $1.1 million, or 6.6%, from the first quarter of 2019. Salaries and benefit expenses increased $1.1 million, or 11.4%, from the comparable quarter in 2019. The increase in salaries and benefits was primarily due to the increase in the cost of health insurance benefits. Technology and equipment expenses have increased from the previous year as a result of the continued efforts with ongoing projects to enhance operational efficiencies.
The efficiency ratio continues to be solid at 56.42% for the first quarter of 2020 and 58.55% for the comparable 2019 quarter. The efficiency ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect an institution's operating efficiency. The Company calculates the efficiency ratio as the ratio of noninterest expense (excluding, under the Company's definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 41 of this Report under the heading "Use of Non-GAAP Financial Measures" and the related tabular information and notes on pages 42 and 43 of this Report. The efficiency ratio included by the Federal Reserve Board in its "Bank Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does the Company's calculation), but unlike the Company's ratio does not exclude intangible asset amortization from the numerator. The Company's efficiency ratios in recent periods have generally compared favorably to the ratios of the peer group as disclosed in the Federal Reserve Performance Reports (see page 40 for a discussion of the peer group). For the three-month period ended December 31, 2019 (the most recent reporting period for which peer group information is available), the peer group's efficiency ratio was 60.47% compared to the Company's ratio of 56.32% (not adjusted for the definitional difference).

# 60

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	% Change
Provision for Income Taxes	$2,047	$2,150	$(103)	(4.8)%
Effective Tax Rate	20.1%	19.8%	0.3	1.5%

The increase in the effective tax rate in the first three months ended March 31, 2020 over the three months ended March 31, 2019 was primary due to the reduction in tax exempt income combined with the reduced tax benefit related to stock based compensation.

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
As of March 31, 2020:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(3.43)%	0.38%
Calculated change in Net Interest Income - Year 2	(0.78)%	(8.99)%

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
Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, unanticipated shifts in the yield curve and other internal/external variables.  Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates. The COVID-19 pandemic may impact markets, rates, behavior and other estimates used in the above scenarios.

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective. Further, there were no changes made in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1.A.
Risk Factors
The Risk Factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, continue to represent the most significant risks to the Company's future results of operations and financial conditions, without modification or amendment. Please refer to such Risk Factors as listed in Part I, Item 1A, of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented by the risk factor included in Item 8.01 of the Company's Current Report on Form 8-K filed April 24, 2020.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow during the three months ended March 31, 2020 of common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

First Quarter 2020 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
January	1,091	$37.17	—	$5,000,000
February	12,056	33.06	9,448	4,692,520
March	60,000	28.96	40,573	3,493,345
Total	73,147	29.76	50,021
1 The total number of shares purchased by the Company and the average price paid per share listed in columns (A) and (B) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans in connection with their stock-for-stock exercise of such options and (iii) shares purchased under the publicly-announced 2020 Repurchase Program. In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow through such methods: January - DRIP purchases (1,091 shares); February - DRIP purchases (2,608 shares) and repurchased under the 2020 Repurchase Program (9,448 shares); and March - DRIP purchases (19,427 shares) and repurchased under the 2020 Repurchase Program (40,573 shares)
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs. Our only publicly-announced stock repurchase program in effect for the first quarter of 2020 was the 2020 Repurchase Program approved by the Board of Directors and announced in October 2019, under which the Board authorized management, in its discretion, to repurchase from time to time during calendar year 2020, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None

# 63

Item 5.
Other Information - None
Item 6.
Exhibits

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant as Amended through June 3, 2019, incorporated by reference from the Registrant's Current Report on Form 8-K filed June 5, 2019, Exhibit 3.1
3.(ii)	By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on November 24, 2009, Exhibit 3.(ii)
15	Awareness Letter
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
10.1
Employment Agreement between the Registrant and Thomas J. Murphy, President and Chief Executive Officer, effective February 1, 2020 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 3, 2020, Exhibit 10.1*

10.2
Employment Agreement between the Registrant and Edward J. Campanella, Senior Vice President, Treasurer and Chief Financial Officer, effective February 1, 2020 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 3, 2020, Exhibit 10.2*

10.3
Employment Agreement between the Registrant and David S. DeMarco, Senior Vice President and Chief Banking Officer, effective February 1, 2020 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 3, 2020, Exhibit 10.3*

10.4
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
ARROW FINANCIAL CORPORATION
Registrant

May 7, 2020	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

May 7, 2020	/s/Edward J. Campanella
Date	Edward J. Campanella, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 65