Form 10-Q
period 2020-06-30
ARROW FINANCIAL CORP
filed 2020-08-06
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-12507

ARROW FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

New York	22-2448962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Glen Street	Glens Falls	New York	12801
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:			518	745-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.00 per share	AROW	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. __			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2020
Common Stock, par value $1.00 per share	15,015,056

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2020	December 31, 2019	June 30, 2019
ASSETS
Cash and Due From Banks	$38,267	$47,035	$34,650
Interest-Bearing Deposits at Banks	215,003	23,186	28,045
Investment Securities:
Available-for-Sale at Fair Value	378,778	357,334	285,878
Held-to-Maturity (Approximate Fair Value of $241,875,000 at June 30, 2020; $249,618,000 at December 31, 2019; and $266,068,000 at June 30, 2019)	233,517	245,065	262,541
Equity Securities	1,583	2,063	1,850
FHLB and Federal Reserve Bank Stock	5,574	10,317	8,202
Loans	2,561,915	2,386,120	2,280,308
Allowance for Loan Losses	(26,300)	(21,187)	(20,695)
Net Loans	2,535,615	2,364,933	2,259,613
Premises and Equipment, Net	41,231	40,629	38,836
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	1,662	1,661	1,730
Other Assets	74,074	70,179	62,532
Total Assets	$3,547,177	$3,184,275	$3,005,750
LIABILITIES
Noninterest-Bearing Deposits	$667,585	$484,944	$467,179
Interest-Bearing Checking Accounts	791,521	689,221	741,395
Savings Deposits	1,262,102	1,046,568	908,642
Time Deposits over $250,000	130,935	123,968	97,220
Other Time Deposits	216,630	271,353	289,317
Total Deposits	3,068,773	2,616,054	2,503,753
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	47,599	51,099	51,149
Federal Home Loan Bank Overnight Advances	—	130,000	83,000
Federal Home Loan Bank Term Advances	50,000	30,000	30,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	5,239	5,254	5,270
Other Liabilities	37,879	30,140	27,929
Total Liabilities	3,229,490	2,882,547	2,721,101
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at June 30, 2020, December 31, 2019 and June 30, 2019	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (19,606,449 Shares Issued at June 30, 2020 and December 31, 2019 and 19,035,565 at June 30, 2019)	19,606	19,606	19,035
Additional Paid-in Capital	336,643	335,355	316,229
Retained Earnings	42,704	33,218	39,397
Unallocated ESOP Shares (None at June 30, 2020 and December 31, 2019 and 5,001 Shares at June 30, 2019)	—	—	(100)
Accumulated Other Comprehensive Loss	(276)	(6,357)	(9,647)
Treasury Stock, at Cost (4,595,891 Shares at June 30, 2020; 4,608,258 Shares at December 31, 2019 and 4,517,412 Shares at June 30, 2019)	(80,990)	(80,094)	(80,265)
Total Stockholders’ Equity	317,687	301,728	284,649
Total Liabilities and Stockholders’ Equity	$3,547,177	$3,184,275	$3,005,750
        See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$25,077	$23,520	$49,951	$45,923
Interest on Deposits at Banks	41	195	165	390
Interest and Dividends on Investment Securities:
Fully Taxable	1,871	2,284	4,064	4,653
Exempt from Federal Taxes	1,013	1,228	2,048	2,474
Total Interest and Dividend Income	28,002	27,227	56,228	53,440
INTEREST EXPENSE
Interest-Bearing Checking Accounts	310	453	797	935
Savings Deposits	1,173	2,008	3,644	3,609
Time Deposits over $250,000	438	515	971	911
Other Time Deposits	784	1,131	1,784	1,844
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	16	25	38	47
Federal Home Loan Bank Advances	217	1,099	646	2,693
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	173	261	401	530
Interest on Financing Leases	49	28	99	43
Total Interest Expense	3,160	5,520	8,380	10,612
NET INTEREST INCOME	24,842	21,707	47,848	42,828
Provision for Loan Losses	3,040	455	5,812	927
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,802	21,252	42,036	41,901
NONINTEREST INCOME
Income From Fiduciary Activities	2,135	2,252	4,348	4,359
Fees for Other Services to Customers	2,278	2,545	4,729	4,947
Insurance Commissions	1,732	1,935	3,364	3,654
Net (Loss) Gain on Securities	(106)	—	(480)	76
Net Gain on Sales of Loans	547	140	760	244
Other Operating Income	578	24	2,137	503
Total Noninterest Income	7,164	6,896	14,858	13,783
NONINTEREST EXPENSE
Salaries and Employee Benefits	10,212	9,727	20,595	19,046
Occupancy Expenses, Net	1,345	1,279	2,794	2,699
Technology and Equipment Expense	3,227	3,243	6,579	6,384
FDIC Assessments	242	212	461	424
Other Operating Expense	2,219	2,447	4,570	5,007
Total Noninterest Expense	17,245	16,908	34,999	33,560
INCOME BEFORE PROVISION FOR INCOME TAXES	11,721	11,240	21,895	22,124
Provision for Income Taxes	2,562	2,306	4,609	4,456
NET INCOME	$9,159	$8,934	$17,286	$17,668
Average Shares Outstanding [1]:
Basic	14,992	14,922	14,994	14,912
Diluted	14,998	14,963	15,010	14,958
Per Common Share:
Basic Earnings	$0.61	$0.60	$1.15	$1.19
Diluted Earnings	0.61	0.60	1.15	1.18

        1 2019 Share and Per Share Amounts have been restated for the September 27, 2019 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$9,159	$8,934	$17,286	$17,668
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding Gains Arising During the Period	2,021	1,744	6,119	3,824
Net Unrealized Gain (Loss) on Cash Flow Hedge Agreements	18	—	(201)	—
Amortization of Net Retirement Plan Actuarial Loss	58	133	85	254
Amortization of Net Retirement Plan Prior Service Cost	39	43	78	85
Other Comprehensive Income	2,136	1,920	6,081	4,163
Comprehensive Income	$11,295	$10,854	$23,367	$21,831

        See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Six-Month Period Ended June 30, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2019	$19,606	$335,355	$33,218	$—	$(6,357)	$(80,094)	$301,728
Net Income	—	—	17,286	—	—	—	17,286
Other Comprehensive Income	—	—	—	—	6,081	—	6,081
Cash Dividends Paid, $.52 per Share	—	—	(7,800)	—	—	—	(7,800)
Stock Options Exercised, Net (17,155 Shares)	—	237	—	—	—	171	408
Shares Issued Under the Directors’ Stock Plan (4,245 Shares)	—	83	—	—	—	42	125
Shares Issued Under the Employee Stock Purchase Plan (8,958 Shares)	—	176	—	—	—	89	265
Shares Issued for Dividend Reinvestment Plans (32,030 Shares)	—	583	—	—	—	309	892
Stock-Based Compensation Expense	—	209	—	—	—	—	209
Purchase of Treasury Stock (50,021 Shares)	—	—	—	—	—	(1,507)	(1,507)
Balance at June 30, 2020	$19,606	$336,643	$42,704	$—	$(276)	$(80,990)	$317,687

	Three-Month Period Ended June 30, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at March 31, 2020	$19,606	$336,021	$37,441	$—	$(2,412)	$(81,258)	$309,398
Net Income	—	—	9,159	—	—	—	9,159
Other Comprehensive Income	—	—	—	—	2,136	—	2,136
Cash Dividends Paid, $.26 per Share	—	—	(3,896)	—	—	—	(3,896)
Stock Options Exercised, Net (2,873 Shares)	—	38	—	—	—	27	65
Shares Issued Under the Directors’ Stock Plan (4,245 Shares)	—	83	—	—	—	42	125
Shares Issued Under the Employee Stock Purchase Plan (5,310 Shares)	—	92	—	—	—	52	144
Shares Issued for Dividend Reinvestment Plans (16,029 Shares)	—	303	—	—	—	147	450
Stock-Based Compensation Expense	—	106	—	—	—	—	106
Balance at June 30, 2020	$19,606	$336,643	$42,704	$—	$(276)	$(80,990)	$317,687

	Six-Month Period Ended June 30, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2018	$19,035	314,533	29,257	(100)	$(13,810)	$(79,331)	$269,584
Net Income	—	—	17,668	—	—	—	17,668
Other Comprehensive Loss	—	—	—	—	4,163	—	4,163
Cash Dividends Paid, $.505 per Share [1]	—	—	(7,528)	—	—	—	(7,528)
Stock Options Exercised, Net (62,712 Shares)	—	638	—	—	—	687	1,325
Shares Issued Under the Directors’ Stock Plan (3,997 Shares)	—	86	—	—	—	44	130
Shares Issued Under the Employee Stock Purchase Plan (7,948 Shares)	—	163	—	—	—	87	250
Shares Issued for Dividend Reinvestment Plans (26,698 Shares)	—	615	—	—	—	289	904
Stock-Based Compensation Expense	—	194	—	—	—	—	194
Purchase of Treasury Stock (60,560 Shares)	—	—	—	—	—	(2,041)	(2,041)
Balance at June 30, 2019	$19,035	$316,229	$39,397	$(100)	$(9,647)	$(80,265)	$284,649

	Three-Month Period Ended June 30, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at March 31, 2019	$19,035	$315,262	$34,231	$(100)	$(11,567)	$(80,252)	$276,609
Net Income	—	—	8,934	—	—	—	8,934
Other Comprehensive Loss	—	—	—	—	1,920	—	1,920
Cash Dividends Paid, $.252 per Share [1]	—	—	(3,768)	—	—	—	(3,768)
Stock Options Exercised, Net (36,577 Shares)	—	389	—	—	—	401	790
Shares Issued Under the Directors’ Stock Plan (3,997 Shares)	—	86	—	—	—	44	130
Shares Issued Under the Employee Stock Purchase Plan (4,239 Shares)	—	87	—	—	—	46	133
Shares Issued for Dividend Reinvestment Plans (13,566 Shares)	—	306	—	—	—	145	451
Stock-Based Compensation Expense	—	99	—	—	—	—	99
Purchase of Treasury Stock (19,708 Shares)	—	—	—	—	—	(649)	(649)
Balance at June 30, 2019	$19,035	$316,229	$39,397	$(100)	$(9,647)	$(80,265)	$284,649

1 Cash dividends paid per share have been adjusted for the September 27, 2019 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended June 30,
Cash Flows from Operating Activities:	2020	2019
Net Income	$17,286	$17,668
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	5,812	927
Depreciation and Amortization	3,499	2,516
Net Loss (Gain) on Securities Transactions	480	(76)
Loans Originated and Held-for-Sale	(33,590)	(10,310)
Proceeds from the Sale of Loans Held-for-Sale	22,493	9,336
Net Gain on the Sale of Loans	(760)	(244)
Net (Gain) Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(97)	432
Contributions to Retirement Benefit Plans	(370)	(324)
Deferred Income Tax Benefit	(1,742)	(569)
Shares Issued Under the Directors’ Stock Plan	125	130
Stock-Based Compensation Expense	209	194
Tax Benefit from Exercise of Stock Options	33	179
Net Increase in Other Assets	(1,086)	(2,062)
Net Increase in Other Liabilities	3,564	3,294
Net Cash Provided By Operating Activities	15,856	21,091
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	42,640	51,686
Purchases of Securities Available-for-Sale	(56,832)	(15,390)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	16,186	22,608
Purchases of Securities Held-to-Maturity	(5,006)	(2,095)
Net Increase in Loans	(164,764)	(84,695)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	804	779
Purchase of Premises and Equipment	(2,040)	(4,389)
Net Decrease in Other Investments	4,743	7,304
Net Cash Used By Investing Activities	(164,269)	(24,192)
Cash Flows from Financing Activities:
Net Increase in Deposits	452,719	158,169
Net Decrease in Short-Term Federal Home Loan Bank Borrowings	(130,000)	(151,000)
Net Decrease in Short-Term Borrowings	(3,500)	(3,510)
Finance Lease Payments	(15)	(12)
Federal Home Loan Bank Advances	40,000	—
Repayments of Federal Home Loan Bank Term Advances	(20,000)	(15,000)
Purchase of Treasury Stock	(1,507)	(2,041)
Stock Options Exercised, Net	408	1,325
Shares Issued Under the Employee Stock Purchase Plan	265	250
Shares Issued for Dividend Reinvestment Plans	892	904
Cash Dividends Paid	(7,800)	(7,528)
Net Cash Provided (Used) By Financing Activities	331,462	(18,443)
Net Increase (Decrease) in Cash and Cash Equivalents	183,049	(21,544)
Cash and Cash Equivalents at Beginning of Period	70,221	84,239
Cash and Cash Equivalents at End of Period	$253,270	$62,695

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$8,896	$9,990
Income Taxes	5,044	5,031
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	133	1,098
See Notes to Unaudited Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow, the Company, we, or us), the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2020, December 31, 2019 and June 30, 2019; the results of operations for the three and six-month periods ended June 30, 2020 and 2019; the consolidated statements of comprehensive income for the six-month periods ended June 30, 2020 and 2019; the changes in stockholders' equity for the three and six-month periods ended June 30, 2020 and 2019; and the cash flows for the six-month periods ended June 30, 2020 and 2019. All such adjustments are of a normal recurring nature.

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

The following accounting standards have been adopted in the first six months of 2020:

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

Note 2. INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at June 30, 2020, December 31, 2019 and June 30, 2019:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
June 30, 2020
Available-For-Sale Securities, at Amortized Cost	$5,002	$593	$363,339	$1,000	$369,934
Gross Unrealized Gains	190	—	9,278	—	9,468
Gross Unrealized Losses	—	—	(424)	(200)	(624)
Available-For-Sale Securities, at Fair Value	5,192	593	372,193	800	378,778
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					240,747

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$—	$68	$10,777	$—	$10,845
From 1 - 5 Years	5,002	125	326,971	—	332,098
From 5 - 10 Years	—	400	25,591	1,000	26,991
Over 10 Years	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$—	$68	$11,079	$—	$11,147
From 1 - 5 Years	5,192	125	335,672	—	340,989
From 5 - 10 Years	—	400	25,442	800	26,642
Over 10 Years	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$28,008	$—	$28,008
12 Months or Longer	—	—	57,482	800	58,282
Total	$—	$—	$85,490	$800	$86,290
Number of Securities in a Continuous Loss Position	—	—	27	1	28

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$82	$—	$82
12 Months or Longer	—	—	342	200	542
Total	$—	$—	$424	$200	$624

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$5,002
US Agency Obligations, at Fair Value	5,192
US Government Agency Securities, at Amortized Cost			$73,546
US Government Agency Securities, at Fair Value			73,193
Government Sponsored Entity Securities, at Amortized Cost			289,793
Government Sponsored Entity Securities, at Fair Value			299,000

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2019
Available-For-Sale Securities, at Amortized Cost	$5,002	$764	$349,944	$1,000	$356,710
Gross Unrealized Gains	52	—	1,852	—	1,904
Gross Unrealized Losses	—	—	(1,080)	(200)	(1,280)
Available-For-Sale Securities, at Fair Value	5,054	764	350,716	800	357,334
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					164,426

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$52,491	$—	$52,491
12 Months or Longer	—	—	97,164	800	97,964
Total	$—	$—	$149,655	$800	$150,455
Number of Securities in a Continuous Loss Position	—	—	54	1	55

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$317	$—	$317
12 Months or Longer	—	—	763	200	963
Total	$—	$—	$1,080	$200	$1,280

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$5,002
US Agency Obligations, at Fair Value	5,054
US Government Agency Securities, at Amortized Cost			$61,102
US Government Agency Securities, at Fair Value			60,616
Government Sponsored Entity Securities, at Amortized Cost			288,842
Government Sponsored Entity Securities, at Fair Value			290,100

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
June 30, 2019
Available-For-Sale Securities, at Amortized Cost	$17,506	$965	$266,235	$1,000	$285,706
Gross Unrealized Gains	31	2	1,293	—	1,326
Gross Unrealized Losses	(13)	—	(941)	(200)	(1,154)
Available-For-Sale Securities, at Fair Value	17,524	967	266,587	800	285,878
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					246,202

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$35	$—	$24,948	$—	$24,983
12 Months or Longer	12,454	—	130,229	800	143,483
Total	$12,489	$—	$155,177	$800	$168,466
Number of Securities in a Continuous Loss Position	2	—	61	1	64

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$234	$—	$234
12 Months or Longer	13	—	707	200	920
Total	$13	$—	$941	$200	$1,154

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$17,506
US Agency Obligations, at Fair Value	17,524
US Government Agency Securities, at Amortized Cost			$67,760
US Government Agency Securities, at Fair Value			67,613
Government Sponsored Entity Securities, at Amortized Cost			198,475
Government Sponsored Entity Securities, at Fair Value			198,974

The following table is the schedule of Held-To-Maturity Securities at June 30, 2020, December 31, 2019 and June 30, 2019:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
June 30, 2020
Held-To-Maturity Securities, at Amortized Cost	$201,592	$31,925	$233,517
Gross Unrealized Gains	7,056	1,438	8,494
Gross Unrealized Losses	(136)	—	(136)
Held-To-Maturity Securities, at Fair Value	208,512	33,363	241,875
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			227,528

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$19,115	$3,800	$22,915
From 1 - 5 Years	138,225	28,125	166,350
From 5 - 10 Years	43,189	—	43,189
Over 10 Years	1,063	—	1,063

Maturities of Debt Securities, at Fair Value:
Within One Year	$19,199	$3,933	$23,132
From 1 - 5 Years	142,973	29,430	172,403
From 5 - 10 Years	45,260	—	45,260
Over 10 Years	1,080	—	1,080

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,433	$—	$1,433
12 Months or Longer	1,358	—	1,358
Total	$2,791	$—	$2,791

Number of Securities in a Continuous Loss Position	8	—	8

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$87	$—	$87
12 Months or Longer	49	—	49
Total	$136	$—	$136

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$11,706
US Government Agency Securities, at Fair Value		12,131
Government Sponsored Entity Securities, at Amortized Cost		20,219
Government Sponsored Entity Securities, at Fair Value		21,232

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2019
Held-To-Maturity Securities, at Amortized Cost	$208,243	$36,822	$245,065
Gross Unrealized Gains	4,170	477	4,647
Gross Unrealized Losses	(94)	—	(94)
Held-To-Maturity Securities, at Fair Value	212,319	37,299	249,618
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			237,969

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,438	$—	$1,438
12 Months or Longer	1,994	—	1,994
Total	$3,432	$—	$3,432
Number of Securities in a Continuous Loss Position	10	—	10

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$85	$—	$85
12 Months or Longer	9	—	9
Total	$94	$—	$94

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$1,703
US Government Agency Securities, at Fair Value		1,720
Government Sponsored Entity Securities, at Amortized Cost		35,119
Government Sponsored Entity Securities, at Fair Value		35,579

June 30, 2019
Held-To-Maturity Securities, at Amortized Cost	$220,529	$42,012	$262,541
Gross Unrealized Gains	3,206	415	3,621
Gross Unrealized Losses	(81)	(13)	(94)
Held-To-Maturity Securities, at Fair Value	223,654	42,414	266,068
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			251,639

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$159	$(67)	$92
12 Months or Longer	14,374	1,711	16,085
Total	$14,533	$1,644	$16,177
Number of Securities in a Continuous Loss Position	36	1	37

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
12 Months or Longer	81	13	94
Total	$81	$13	$94

June 30, 2019
Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$1,942
US Government Agency Securities, at Fair Value		1,948
Government Sponsored Entity Securities, at Amortized Cost		40,070
Government Sponsored Entity Securities, at Fair Value		40,466

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for June 30, 2020, December 31, 2019 and June 30, 2019, do not reflect any deterioration of the credit worthiness of the issuing entities.
 U.S. government agency securities, including mortgage-backed securities, are all rated AAA by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  Credit analysis is performed in-house based upon data that has been submitted by the issuers to the New York State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to June 30, 2020, there were no securities downgraded below investment grade.
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

The following table is the schedule of Equity Securities at June 30, 2020, December 31, 2019 and June 30, 2019:

Equity Securities

	June 30, 2020	December 31, 2019	June 30, 2019
Equity Securities, at Fair Value	$1,583	$2,063	$1,850

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the three- and six-month periods ended June 30, 2020 and 2019:

	Quarterly Period Ended:		Year-to-Date Period Ended:
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net (Loss) Gain on Equity Securities	$(106)	$—	$(480)	$76
Less: Net gain (loss) recognized during the reporting period on equity securities sold during the period	—	—	—	—
Unrealized net (loss) gain recognized during the reporting period on equity securities still held at the reporting date	$(106)	$—	$(480)	$76

Note 3. LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of June 30, 2020, December 31, 2019 and June 30, 2019 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $12,007, $150 and $1,433 as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2020
Loans Past Due 30-59 Days	$172	$—	$4,696	$194	$5,062
Loans Past Due 60-89 Days	128	—	3,227	481	3,836
Loans Past Due 90 or more Days	116	1,481	1,572	1,637	4,806
Total Loans Past Due	416	1,481	9,495	2,312	13,704
Current Loans	276,255	531,551	818,998	921,407	2,548,211
Total Loans	$276,671	$533,032	$828,493	$923,719	$2,561,915

Loans 90 or More Days Past Due and Still Accruing Interest	$8	$237	$505	$151	$901
Nonaccrual Loans	163	1,439	1,304	2,555	5,461

December 31, 2019
Loans Past Due 30-59 Days	$150	$—	$5,670	$152	$5,972
Loans Past Due 60-89 Days	42	266	2,700	2,027	5,035
Loans Past Due 90 or more Days	21	326	445	1,807	2,599
Total Loans Past Due	213	592	8,815	3,986	13,606
Current Loans	150,447	509,949	802,383	909,735	2,372,514
Total Loans	$150,660	$510,541	$811,198	$913,721	$2,386,120

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$253	$253
Nonaccrual Loans	81	326	663	2,935	4,005

June 30, 2019
Loans Past Due 30-59 Days	$119	$—	$4,935	$1,606	$6,660
Loans Past Due 60-89 Days	73	—	948	268	1,289
Loans Past Due 90 or more Days	—	328	177	1,337	1,842
Total Loans Past Due	192	328	6,060	3,211	9,791
Current Loans	138,139	489,946	772,964	869,468	2,270,517
Total Loans	$138,331	$490,274	$779,024	$872,679	$2,280,308

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$220	$45	$192	$457
Nonaccrual Loans	58	248	412	4,231	4,949

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

Consumer Loans - Included in this category are automobile loans. The Company primarily finances the purchases of automobiles indirectly through dealer relationships located throughout upstate New York and Vermont. Most of these indirect consumer loans carry a fixed rate of interest with principal repayment terms typically ranging from one to five years. Indirect consumer loans are underwritten on a secured basis using the underlying collateral being financed. The Company also offers a variety of consumer installment loans to finance personal expenditures. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from one to five years, based upon the nature of the collateral and the size of the loan. In addition to installment loans, the Company also offers personal lines of credit and overdraft protection. Several loans are unsecured, which carry a higher risk of loss.

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

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
March 31, 2020	$1,639	$7,065	$10,004	$4,929	$23,637
Charge-offs	(6)	—	(431)	(50)	(487)
Recoveries	3	—	107	—	110
Provision	281	1,296	959	504	3,040
June 30, 2020	$1,917	$8,361	$10,639	$5,383	$26,300

March 31, 2019	$1,250	$5,589	$9,409	$4,125	$20,373
Charge-offs	—	—	(368)	—	(368)
Recoveries	—	—	235	—	235
Provision	(19)	(130)	378	226	455
June 30, 2019	$1,231	$5,459	$9,654	$4,351	$20,695

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2019	$1,386	$5,830	$9,408	$4,563	$21,187
Charge-offs	(20)	—	(898)	(50)	(968)
Recoveries	3	—	266	—	269
Provision	548	2,531	1,863	870	5,812
June 30, 2020	$1,917	$8,361	$10,639	$5,383	$26,300

December 31, 2018	$1,218	$5,644	$8,882	$4,452	$20,196
Charge-offs	(1)	(29)	(786)	(14)	(830)
Recoveries	—	—	402	—	402
Provision	14	(156)	1,156	(87)	927
June 30, 2019	$1,231	$5,459	$9,654	$4,351	$20,695

June 30, 2020
Allowance for loan losses - Loans Individually Evaluated for Impairment	$19	$—	$—	$37	$56
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,898	8,361	10,639	5,346	26,244
Ending Loan Balance - Individually Evaluated for Impairment	51	1,134	116	952	2,253
Ending Loan Balance - Collectively Evaluated for Impairment	$276,620	$531,898	$828,377	$922,767	$2,559,662

December 31, 2019
Allowance for loan losses - Loans Individually Evaluated for Impairment	$5	$—	$—	$42	$47
Allowance for creditlosses - Loans Collectively Evaluated for Impairment	1,381	5,830	9,408	4,521	21,140
Ending Loan Balance - Individually Evaluated for Impairment	35	—	107	959	1,101
Ending Loan Balance - Collectively Evaluated for Impairment	$150,625	$510,541	$811,091	$912,762	$2,385,019

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2019
Allowance for loan losses - Loans Individually Evaluated for Impairment	$5	$—	$—	$—	$5
Allowance for credit losses - Loans Collectively Evaluated for Impairment	1,226	5,459	9,654	4,351	20,690
Ending Loan Balance - Individually Evaluated for Impairment	37	1	124	2,402	2,564
Ending Loan Balance - Collectively Evaluated for Impairment	$138,294	$490,273	$778,900	$870,277	$2,277,744

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
The historical net loss rate is determined for each loan category using a trailing three-year net charge-off average. While historical net loss experience provides a reasonable starting point for analysis, historical net losses, or even recent trends in net losses, do not by themselves form a sufficient basis to determine the appropriate level of the allowance for loan losses. Therefore, historical net loss factors are considered and adjusted for qualitative factors that impact the incurred risk of loss associated with the loan categories within the total loan portfolio. These include:
•Changes in the volume and severity of past due, nonaccrual and adversely classified loans
•Changes in the nature and volume of the portfolio and in the terms of loans
•Changes in the value of the underlying collateral for collateral dependent loans
•Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses
•Changes in the quality of the loan review system
•Changes in the experience, ability, and depth of lending management and other relevant staff
•Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio
•The existence and effect of any concentrations of credit, and changes in the level of such concentrations
•The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the  existing portfolio or pool

Loan Credit Quality Indicators

The following table presents the credit quality indicators by loan category at June 30, 2020, December 31, 2019 and June 30, 2019:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2020
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$268,315	$498,049			$766,364
Special Mention	1,560	5,830			7,390
Substandard	6,796	29,153			35,949
Doubtful	—	—			—

Credit Risk Profile Based on Payment Activity:
Performing			$826,684	$921,013	$1,747,697
Nonperforming			1,809	2,706	4,515

December 31, 2019
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$144,283	$484,267			$628,550
Special Mention	32	263			295
Substandard	6,345	26,011			32,356
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$810,535	$910,533	$1,721,068
Nonperforming			663	3,188	3,851

June 30, 2019
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$131,886	$461,211			$593,097
Special Mention	123	2,524			2,647
Substandard	6,322	26,539			32,861
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$778,567	$868,256	$1,646,823
Nonperforming			457	4,423	4,880

For the purposes of the table above, nonperforming consumer and residential loans are those loans on nonaccrual status or are 90 days or more past due and still accruing interest.
The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $1.4 million.
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

Impaired Loans

The following table presents information on impaired loans as of June 30, 2020, December 31, 2019 and June 30, 2019 based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2020
Recorded Investment:
With No Related Allowance	$3	$1,130	$116	$697	$1,946
With a Related Allowance	46	—	—	256	302
Unpaid Principal Balance:
With No Related Allowance	3	1,134	116	697	1,950
With a Related Allowance	47	—	—	256	303

December 31, 2019
Recorded Investment:
With No Related Allowance	$—	$—	$108	$699	$807
With a Related Allowance	34	—	—	260	294
Unpaid Principal Balance:
With No Related Allowance	—	—	107	699	806
With a Related Allowance	35	—	—	260	295

June 30, 2019
Recorded Investment:
With No Related Allowance	$—	$1	$124	$2,402	$2,527
With a Related Allowance	37	—	—	—	37
Unpaid Principal Balance:
With No Related Allowance	—	1	124	2,402	$2,527
With a Related Allowance	36	—	—	—	36

For the Quarter Ended:
June 30, 2020
Average Recorded Balance:
With No Related Allowance	$2	$565	$112	$698	$1,377
With a Related Allowance	40	—	—	258	298
Interest Income Recognized:
With No Related Allowance	—	10	—	—	10
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

June 30, 2019
Average Recorded Balance:
With No Related Allowance	$19	$195	$113	$2,410	$2,737
With a Related Allowance	19	—	—	—	19
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At June 30, 2020, December 31, 2019 and June 30, 2019, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where interest income was recognized on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated.

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
June 30, 2020
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

In general, prior to the novel coronavirus (COVID-19) pandemic, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of June 30, 2020. In accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, if a short-term loan modification (e.g. six months) is made for a borrower as the result of the COVID-19 pandemic, and who was current on contractual payments as of December 31, 2019, this modification is not considered a troubled debt restructuring (TDR).

Note 4. COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of June 30, 2020, December 31, 2019 and June 30, 2019:

Commitments to Extend Credit and Letters of Credit
	June 30, 2020	December 31, 2019	June 30, 2019
Notional Amount:
Commitments to Extend Credit	$378,430	$349,718	$329,337
Standby Letters of Credit	3,276	3,129	4,396
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	29	31	20

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at June 30, 2020, December 31, 2019 and June 30, 2019 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at June 30, 2020, December 31, 2019 and June 30, 2019, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

Note 5. COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three and six-month periods ended June 30, 2020 and 2019:

Schedule of Comprehensive Income
	Three Months Ended June 30			Six Months Ended June 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2020
Net Unrealized Securities Holding Gains on Securities Available-for-Sale Arising During the Period	$2,716	$(695)	$2,021	$8,220	$(2,101)	$6,119
Net Unrealized Gains (Losses) on Cash Flow Swap	25	(7)	18	(269)	68	(201)
Amortization of Net Retirement Plan Actuarial Loss	78	(20)	58	114	(29)	85
Amortization of Net Retirement Plan Prior Service Cost	52	(13)	39	106	(28)	78
Other Comprehensive Income	$2,871	$(735)	$2,136	$8,171	$(2,090)	$6,081

2019
Net Unrealized Securities Holding Gains on Securities Available-for-Sale Arising During the Period	$2,340	$(596)	$1,744	$5,128	$(1,304)	$3,824
Amortization of Net Retirement Plan Actuarial Loss	179	(46)	133	342	(88)	254
Amortization of Net Retirement Plan Prior Service Cost	57	(14)	43	113	(28)	85
Other Comprehensive Income	$2,576	$(656)	$1,920	$5,583	$(1,420)	$4,163

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Gain (Loss)	Net Prior Service (Cost) Credit

For the Quarter-To-Date periods ended:

March 31, 2020	$4,563	$(219)	$(5,820)	$(936)	$(2,412)
Other comprehensive income or loss before reclassifications	2,021	18	—	—	2,039
Amounts reclassified from accumulated other comprehensive income	—	—	58	39	97
Net current-period other comprehensive income	2,021	18	58	39	2,136
June 30, 2020	$6,584	$(201)	$(5,762)	$(897)	$(276)

March 31, 2019	$(1,617)	$—	$(8,850)	$(1,100)	$(11,567)
Other comprehensive loss before reclassifications	1,744	—	—	—	1,744
Amounts reclassified from accumulated other comprehensive loss	—	—	133	43	176
Net current-period other comprehensive income	1,744	—	133	43	1,920
June 30, 2019	$127	$—	$(8,717)	$(1,057)	$(9,647)

For the Year-To-Date periods ended:

December 31, 2019	$465	$—	$(5,847)	$(975)	$(6,357)
Other comprehensive income or loss before reclassifications	6,119	(201)	—	—	5,918
Amounts reclassified from accumulated other comprehensive income	—	—	85	78	163
Net current-period other comprehensive income	6,119	(201)	85	78	6,081
June 30, 2020	$6,584	$(201)	$(5,762)	$(897)	$(276)

December 31, 2018	$(3,697)	$—	$(8,971)	$(1,142)	$(13,810)
Other comprehensive income or loss before reclassifications	3,824	—	—	—	3,824
Amounts reclassified from accumulated other comprehensive income	—	—	254	85	339
Net current-period other comprehensive income	3,824	—	254	85	4,163
June 30, 2019	$127	$—	$(8,717)	$(1,057)	$(9,647)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

June 30, 2020
Amortization of defined benefit pension items:
Prior-service costs	$(52)	(1)	Salaries and Employee Benefits
Actuarial loss	(78)	(1)	Salaries and Employee Benefits
	(130)		Total before Tax
	33		Provision for Income Taxes
Total reclassifications for the period	$(97)		Net of Tax

June 30, 2019
Amortization of defined benefit pension items:
Prior-service costs	$(57)	(1)	Salaries and Employee Benefits
Actuarial loss	(179)	(1)	Salaries and Employee Benefits
	(236)		Total before Tax
	60		Provision for Income Taxes
Total reclassifications for the period	$(176)		Net of Tax

For the Year-to-date periods ended:

June 30, 2020

Amortization of defined benefit pension items:
Prior-service costs	$(106)	(1)	Salaries and Employee Benefits
Actuarial loss	(114)	(1)	Salaries and Employee Benefits
	(220)		Total before Tax
	57		Provision for Income Taxes
Total reclassifications for the period	$(163)		Net of Tax

June 30, 2019
Amortization of defined benefit pension items:
Prior-service costs	$(113)	(1)	Salaries and Employee Benefits
Actuarial loss	(342)	(1)	Salaries and Employee Benefits
	(455)		Total before Tax
	116		Provision for Income Taxes
Total reclassifications for the period	$(339)		Net of Tax

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

The following table summarizes information about stock option activity for the year to date period ended June 30, 2020.

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2020	241,242	$27.58
Granted	50,800	35.28
Exercised	(17,155)	23.74
Forfeited	(2,752)	29.65
Outstanding at June 30, 2020	272,135	29.24
Vested at Period-End	152,322	26.31
Expected to Vest	119,813	32.97

Stock Options Granted
Weighted Average Grant Date Information:
Fair Value of Options Granted	$4.99
Fair Value Assumptions:
Dividend Yield	2.90%
Expected Volatility	20.25%
Risk Free Interest Rate	1.53%
Expected Lives (in years)	6.68

The following table presents information on the amounts expensed related to stock options for the three and six month periods ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Amount expensed	$75	$79	$151	$158

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

The following table summarizes information about restricted stock unit activity for the periods ended June 30, 2020 and 2019.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	7,496	$31.18
Granted	3,827	35.28
Non-vested at June 30, 2020	11,323	32.57

Non-vested at January 1, 2019	3,478	31.62
Granted	4,018	30.79
Non-vested at June 30, 2019	7,496	31.18

The following table presents information on the amounts expensed related to restricted stock units for the periods ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Amount expensed	$31	$20	$58	$36

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

The following tables provide the components of net periodic benefit costs for the three and six month periods ended June 30, 2020 and 2019.

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended June 30, 2020
Service Cost [1]	$401	$101	$29
Interest Cost [2]	355	42	77
Expected Return on Plan Assets [2]	(900)	—	—
Amortization of Prior Service Cost [2]	16	10	26
Amortization of Net Loss (Gain) [2]	40	40	(2)
Net Periodic Cost	$(88)	$193	$130

Plan Contributions During the Period	$—	$116	$59

For the Three Months Ended June 30, 2019:
Service Cost [1]	$365	$65	$31
Interest Cost [2]	343	56	93
Expected Return on Plan Assets [2]	(761)	—	—
Amortization of Prior Service Cost [2]	18	13	26
Amortization of Net Loss (Gain) [2]	154	30	(5)
Net Periodic Cost	$119	$164	$145

Plan Contributions During the Period	$—	$117	$54

Net Periodic Benefit Cost
For the Six Months Ended June 30, 2020:
Service Cost [1]	$831	$204	$62
Interest Cost [2]	772	96	155
Expected Return on Plan Assets [2]	(1,804)	—	—
Amortization of Prior Service Cost [2]	32	21	53
Amortization of Net Loss [2]	41	73	—
Net Periodic (Benefit) Cost	$(128)	$394	$270

Plan Contributions During the Period	$—	$233	$137

Estimated Future Contributions in the Current Fiscal Year	$—	$—	$—

For the Six Months Ended June 30, 2019:
Service Cost [1]	$764	$162	$61
Interest Cost [2]	740	108	182
Expected Return on Plan Assets [2]	(1,531)	—	—
Amortization of Prior Service Cost [2]	35	27	51
Amortization of Net Loss (Benefit) [2]	307	57	(22)
Net Periodic Cost	$315	$354	$272

Plan Contributions During the Period	$—	$233	$91

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

Note 8. EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended June 30, 2020 and 2019.  All share and per share amounts have been adjusted for the September 27, 2019, 3% stock dividend.

Earnings Per Share
	Three Months Ended		Year-to-Date Period Ended:
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Earnings Per Share - Basic:
Net Income	$9,159	$8,934	$17,286	$17,668
Weighted Average Shares - Basic	14,992	14,922	14,994	14,912
Earnings Per Share - Basic	$0.61	$0.60	$1.15	1.19

Earnings Per Share - Diluted:
Net Income	$9,159	$8,934	$17,286	$17,668
Weighted Average Shares - Basic	14,992	14,922	14,994	14,912
Dilutive Average Shares Attributable to Stock Options	6	41	16	46
Weighted Average Shares - Diluted	14,998	14,963	15,010	14,958
Earnings Per Share - Diluted	$0.61	$0.60	$1.15	$1.18

Note 9. FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2020, December 31, 2019 and June 30, 2019 were securities available-for-sale, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
June 30, 2020
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$5,192	$—	$5,192	$—
State and Municipal Obligations	593	—	593	—
Mortgage-Backed Securities	372,193	—	372,193	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	378,778	—	378,778	—
Equity Securities	1,583	—	1,583	—
Total Securities Measured on a Recurring Basis	380,361	—	380,361	—
Derivatives, included in other assets	6,390	—	6,390	—
Total Measured on a Recurring Basis	$386,751	$—	$386,751	$—
Liabilities:
Derivatives, included in other liabilities	6,390	—	6,390	—
Total Measured on a Recurring Basis	$6,390	$—	$6,390	$—
December 31, 2019
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$5,054	$—	$5,054	$—
State and Municipal Obligations	764	—	764	—
Mortgage-Backed Securities	350,716	—	350,716	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	357,334	—	357,334	—
Equity Securities	2,063	—	2,063	—

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total Securities Measured on a Recurring Basis	359,397	—	359,397	—
Derivatives, included in other liabilities	69	—	69	—
Total Measured on a Recurring Basis	$359,466	$—	$359,466	$—
Liabilities:
Derivatives, included in other liabilities	$69	$—	$69	$—
Total Measured on a Recurring Basis	$69	$—	$69	$—
June 30, 2019
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$17,524	$—	$17,524	$—
State and Municipal Obligations	967	—	967	—
Mortgage-Backed Securities	266,587	—	266,587	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	285,878	—	285,878	—
Equity Securities	1,850	—	1,850	—
Total Securities Measured on a Recurring Basis	$287,728	$—	$287,728	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
June 30, 2020
Collateral Dependent Impaired Loans	$595	$—	$—	$595
Other Real Estate Owned and Repossessed Assets, Net	711	—	—	711	—
December 31, 2019
Collateral Dependent Impaired Loans	$285	$—	$—	$285
Other Real Estate Owned and Repossessed Assets, Net	1,261	—	—	1,261	(186)
June 30, 2019
Collateral Dependent Impaired Loans	$37	$—	$—	$37
Other Real Estate Owned and Repossessed Assets, Net	1,373	—	—	1,373	(164)

The fair value of financial instruments is determined under the following hierarchy:
•Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
•Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at June 30, 2020, December 31, 2019 and June 30, 2019.

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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Cash and Cash Equivalents	$253,270	$253,270	$253,270	$—	$—
Securities Available-for-Sale	378,778	378,778	—	378,778	—
Securities Held-to-Maturity	233,517	241,875	—	241,875	—
Equity Securities	1,583	1,583	—	1,583	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,574	5,574	—	5,574	—
Net Loans	2,535,615	2,529,544	—	—	2,529,544
Accrued Interest Receivable	6,421	6,421	—	6,421	—
Derivatives, included in other assets	6,390	6,390		6,390
Deposits	3,068,773	3,069,571	—	3,069,571	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	47,599	47,599	—	47,599	—
Federal Home Loan Bank Term Advances	50,000	51,560	—	51,560	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	918	918	—	918	—
Derivatives, included in other liabilities	6,390	6,390	—	6,390	—

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

December 31, 2019
Cash and Cash Equivalents	$70,221	$70,221	$70,221	$—	$—
Securities Available-for-Sale	357,334	357,334	—	357,334	—
Securities Held-to-Maturity	245,065	249,618	—	249,618	—
Equity Securities	2,063	2,063	—	2,063
Federal Home Loan Bank and Federal Reserve Bank Stock	10,317	10,317	—	10,317	—
Net Loans	2,364,933	2,332,797	—	—	2,332,797
Accrued Interest Receivable	7,377	7,377	—	7,377	—
Derivatives, included in other assets	69	69	—	69	—
Deposits	2,616,054	2,614,170	—	2,614,170	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	51,099	51,099	—	51,099	—
Federal Home Loan Bank Overnight Advances	130,000	130,000	—	130,000	—
Federal Home Loan Bank Term Advances	30,000	29,993	—	29,993	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	1,436	1,436	—	1,436	—
Derivatives, included in other liabilities	69	69	—	69	—

June 30, 2019
Cash and Cash Equivalents	$62,695	$62,695	$62,695	$—	$—
Securities Available-for-Sale	285,878	285,878	—	285,878	—
Securities Held-to-Maturity	262,541	266,068	—	266,068	—
Equity Securities	1,850	1,850	—	1,850
Federal Home Loan Bank and Federal Reserve Bank Stock	8,202	8,202	—	8,202	—
Net Loans	2,259,613	2,218,244	—	—	2,218,244
Accrued Interest Receivable	7,491	7,491	—	7,491	—
Deposits	2,503,753	2,499,849	—	2,499,849	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	51,149	51,149	—	51,149	—
Federal Home Loan Bank Overnight Advances	83,000	83,000	—	83,000	—
Federal Home Loan Bank Term Advances	30,000	29,943	—	29,943	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	1,187	1,187	—	1,187	—

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

The following includes quantitative data related to the Company's leases as of and for the six months ended June 30, 2020 and June 30, 2019:

		Six Months Ended
Finance Lease Amounts:	Classification	June 30, 2020	June 30, 2019
Right-of-use Assets	Premises and Equipment, Net	$5,080	$5,226
Lease Liabilities	Finance Leases	5,239	5,270

Operating Lease Amounts:
Right-of-use Assets	Other Assets	$5,640	$5,859
Lease Liabilities	Other Liabilities	5,718	5,918

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$99	$43
Operating Outgoing Cash Flows From Operating Leases		355	355
Financing Outgoing Cash Flows From Finance Leases		15	12
Right-of-use Assets Obtained In Exchange For New Finance Lease Liabilities		—	5,271
Right-of-use Assets Obtained In Exchange For New Operating Lease Liabilities		269	6,147
Weighted-average Remaining Lease Term—Finance Leases (Yrs.)		29.7	31.3
Weighted-average Remaining Lease Term—Operating Leases (Yrs.)		13.2	14.1
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.27%	3.47%

Lease cost information for the Company's leases is as follows:
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-use assets	$45	$27	$89	$44
Interest on Lease Liabilities	49	28	99	43
Operating Lease Cost	203	193	410	366
Short-term Lease Cost	14	23	21	56
Variable Lease Cost	33	39	88	95
Total Lease Cost	$344	$310	$707	$604

Future Lease Payments at June 30, 2020 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
6/30/2021	$807	$241
6/30/2022	676	243
6/30/2023	599	95
6/30/2024	600	244
6/30/2025	564	252
Thereafter	3,900	8,084
Total Undiscounted Cash Flows	$7,146	$9,159
Less: Net Present Value Adjustment	1,428	3,920
Lease Liability	$5,718	$5,239

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

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	June 30, 2020	December 31, 2019	June 30, 2019
Fair value adjustment included in other assets	$6,390	$69	$—
Fair value adjustment included in other liabilities	6,390	69	—
Notional amount	146,065	44,531	—

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	June 30, 2020	December 31, 2019	June 30, 2019
Amount of loss recognized in AOCI	$(269)	$—	$—
Amount of gain reclassified from AOCI interest expense	—	—	—

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

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the Company) as of June 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three-month and six-month periods ended June 30, 2020 and 2019, the related consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
August 6, 2020

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2020

NOTE ON TERMINOLOGY
In this Quarterly Report on Form 10-Q (this Report), the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Form 10-Q, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 146 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s "Bank Holding Company Performance Report" for March 31, 2020 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

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

These forward-looking statements may not be exhaustive, are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  You should not place undue reliance on any such forward-looking statements. In the case of all forward-looking statements, our actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to the following, which are or may be amplified by the novel coronavirus (COVID-19) pandemic:
•the current and rapidly evolving COVID-19 pandemic and its impact on economic, market and social conditions;
•other rapid and dramatic changes in economic and market conditions;
•sharp fluctuations in interest rates, economic activity, or consumer spending patterns;
•sudden changes in the market for products provided, such as real estate loans;
•significant changes in banking or other laws and regulations, including both enactment of new legal or regulatory measures or the modification or elimination of pre-existing measures;
•significant changes in U.S. monetary or fiscal policy, including new or revised monetary programs or targets adopted or announced by the Federal Reserve ("monetary tightening or easing") or significant new federal legislation materially affecting the federal budget ("fiscal tightening or expansion");
•competition from other sources (e.g., non-bank entities);
•similar uncertainties inherent in banking operations or business generally, including technological developments and changes; and
•other risks detailed from time to time within our filings with the Securities and Exchange Commission ("SEC").

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

Arrow Financial Corporation
Selected Quarterly Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
Net Income	$9,159	$8,127	$9,740	$10,067	$8,934
Transactions in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	(80)	(279)	50	109	—

Share and Per Share Data:[1]
Period End Shares Outstanding	15,011	14,982	14,998	14,969	14,949
Basic Average Shares Outstanding	14,992	14,996	14,978	14,955	14,922
Diluted Average Shares Outstanding	14,998	15,026	15,026	14,991	14,963
Basic Earnings Per Share	$0.61	$0.54	$0.65	$0.67	$0.60
Diluted Earnings Per Share	0.61	0.54	0.65	0.67	0.60
Cash Dividend Per Share	0.260	0.260	0.260	0.252	0.252

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$155,931	$32,787	$28,880	$27,083	$25,107
Investment Securities	607,094	603,748	582,982	545,073	584,679
Loans	2,518,198	2,394,346	2,358,110	2,308,879	2,255,299
Deposits	2,952,432	2,670,009	2,607,421	2,472,528	2,436,290
Other Borrowed Funds	129,383	170,987	177,877	231,291	250,283
Stockholders’ Equity	316,380	306,527	296,124	289,016	280,247
Total Assets	3,437,155	3,180,857	3,113,114	3,023,043	2,997,458
Return on Average Assets, annualized	1.07%	1.03%	1.24%	1.32%	1.20%
Return on Average Equity, annualized	11.64%	10.66%	13.05%	13.82%	12.79%
Return on Average Tangible Equity, annualized [2]	12.58%	11.55%	14.18%	15.05%	13.96%
Average Earning Assets	$3,281,223	$3,030,881	$2,969,972	$2,881,035	$2,865,085
Average Paying Liabilities	2,457,690	2,362,515	2,293,804	2,213,642	2,235,462
Interest Income	28,002	28,226	28,367	27,952	27,227
Tax-Equivalent Adjustment [3]	281	288	321	344	376
Interest Income, Tax-Equivalent [3]	28,283	28,514	28,688	28,296	27,603
Interest Expense	3,160	5,220	5,449	5,649	5,520
Net Interest Income	24,842	23,006	22,918	22,303	21,707
Net Interest Income, Tax-Equivalent [3]	25,123	23,294	23,239	22,647	22,083
Net Interest Margin, annualized	3.05%	3.05%	3.06%	3.07%	3.04%
Net Interest Margin, Tax Equivalent, annualized [3]	3.08%	3.09%	3.10%	3.12%	3.09%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$17,245	$17,754	$17,099	$16,791	$16,908
Less: Intangible Asset Amortization	57	58	60	61	44
Net Noninterest Expense	$17,188	$17,696	$17,039	$16,730	$16,864
Net Interest Income, Tax-Equivalent [3]	$25,123	$23,294	$23,238	$22,647	$22,083
Noninterest Income	7,164	7,694	7,081	7,691	6,896
Less: Net Changes in Fair Value of Equity Invest.	(106)	(374)	67	146	—
Net Gross Income	$32,393	$31,362	$30,252	$30,192	$28,979
Efficiency Ratio [4]	53.06%	56.42%	56.32%	55.41%	58.19%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$317,687	$309,398	$301,728	$292,228	$284,649
Book Value per Share [1]	21.16	20.65	20.12	19.52	19.04
Goodwill and Other Intangible Assets, net	23,535	23,513	23,534	23,586	23,603
Tangible Book Value per Share [1,2]	19.60	19.08	18.55	17.95	17.46

Capital Ratios:[5]
Tier 1 Leverage Ratio	9.32%	9.87%	9.98%	10.04%	9.88%
Common Equity Tier 1 Capital Ratio	13.07%	12.84%	12.94%	12.93%	12.99%
Tier 1 Risk-Based Capital Ratio	13.94%	13.72%	13.83%	13.85%	13.93%
Total Risk-Based Capital Ratio	15.10%	14.76%	14.78%	14.81%	14.91%

Assets Under Trust Admin. & Investment Mgmt.	$1,502,866	$1,342,531	$1,543,653	$1,485,116	$1,496,966

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 27, 2019, 3% stock dividend.

2.	Non-GAAP Financial Measures Reconciliation: Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity. These are non-GAAP financial measures which the Company believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 43.
		6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
	Total Stockholders' Equity (GAAP)	$317,687	$309,398	$301,728	$292,228	$284,649
	Less: Goodwill and Other Intangible assets, net	23,535	23,513	23,534	23,586	23,603
	Tangible Equity (Non-GAAP)	$294,152	$285,885	$278,194	$268,642	$261,046

	Period End Shares Outstanding	15,011	14,982	14,998	14,969	14,949
	Tangible Book Value per Share (Non-GAAP)	$19.60	$19.08	$18.55	$17.95	$17.46
	Net Income	9,159	8,127	9,740	10,067	8,934
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	12.58%	11.55%	14.18%	15.05%	13.96%

3.	Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 43.
		6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
	Interest Income (GAAP)	$28,002	$28,226	$28,367	$27,952	$27,227
	Add: Tax-Equivalent adjustment (Non-GAAP)	281	288	321	344	376
	Interest Income - Tax Equivalent (Non-GAAP)	$28,283	$28,514	$28,688	$28,296	$27,603
	Net Interest Income (GAAP)	$24,842	$23,006	$22,918	$22,303	$21,707
	Add: Tax-Equivalent adjustment (Non-GAAP)	281	288	321	344	376
	Net Interest Income - Tax Equivalent (Non-GAAP)	$25,123	$23,294	$23,239	$22,647	$22,083
	Average Earning Assets	$3,281,223	$3,030,881	$2,969,972	$2,881,035	$2,865,085
	Net Interest Margin (Non-GAAP)*	3.08%	3.09%	3.10%	3.12%	3.09%

4.	Non-GAAP Financial Measures: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes that the efficiency ratio provides investors with information that is useful in understanding our financial performance. Arrow defines efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals tax-equivalent net interest income plus noninterest income, as adjusted). There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 43.

5.	For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. All prior quarters reflect actual results. The CET1 ratio at June 30, 2020 listed in the tables (i.e., 13.07%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).
		6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
	Total Risk Weighted Assets	$2,283,430	$2,275,902	$2,237,127	$2,184,214	$2,121,541
	Common Equity Tier 1 Capital	298,362	292,165	289,409	282,485	275,528
	Common Equity Tier 1 Capital Ratio	13.07%	12.84%	12.94%	12.93%	12.99%

  * Quarterly ratios have been annualized.

Arrow Financial Corporation
Selected Year-to-Date Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Six Months Ended	6/30/2020	6/30/2019
Net Income	$17,286	$17,668
Transactions Recorded in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	(359)	57

Share and Per Share Data: [1]
Period End Shares Outstanding	15,011	14,949
Basic Average Shares Outstanding	14,994	14,912
Diluted Average Shares Outstanding	15,010	14,958
Basic Earnings Per Share	$1.15	$1.19
Diluted Earnings Per Share	1.15	1.18
Cash Dividend Per Share	0.52	0.51

Selected Year-to-Date Average Balances:
Interest-Bearing Deposits at Banks	$94,359	$25,632
Investment Securities	605,421	597,847
Loans	2,456,272	2,233,094
Deposits	2,811,221	2,392,381
Other Borrowed Funds	150,185	288,498
Stockholders’ Equity	311,454	276,576
Total Assets	3,309,007	2,987,313
Return on Average Assets, annualized	1.05%	1.19%
Return on Average Equity, annualized	11.16%	12.88%
Return on Average Tangible Equity, annualized [2]	12.07%	14.09%
Average Earning Assets	3,156,052	2,856,573
Average Paying Liabilities	2,410,103	2,229,963
Interest Income	56,228	53,440
Tax-Equivalent Adjustment [3]	569	748
Interest Income, Tax-Equivalent [3]	56,797	54,188
Interest Expense	8,380	10,612
Net Interest Income	47,848	42,828
Net Interest Income, Tax-Equivalent [3]	48,417	43,576
Net Interest Margin, annualized	3.05%	3.02%
Net Interest Margin, Tax Equivalent, annualized [3]	3.09%	3.08%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$34,999	$33,560
Less: Intangible Asset Amortization	115	124
Net Noninterest Expense	34,884	33,436
Net Interest Income, Tax-Equivalent [3]	48,417	43,576
Noninterest Income	14,858	13,783
Less: Net Changes in Fair Value of Equity Securities	(480)	76
Net Gross Income	63,755	57,283
Efficiency Ratio [4]	54.72%	58.37%

Arrow Financial Corporation
Selected Year-to-Date Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 27, 2019, 3% stock dividend.

2.	Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity. These are non-GAAP financial measures which the Company believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 43.
		6/30/2020	6/30/2019
	Total Stockholders' Equity (GAAP)	$317,687	$284,649
	Less: Goodwill and Other Intangible assets, net	23,535	23,603
	Tangible Equity (Non-GAAP)	$294,152	$261,046

	Period End Shares Outstanding	15,011	14,949
	Tangible Book Value per Share (Non-GAAP)	$19.60	$17.46
	Net Income	17,286	17,668
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	12.07%	14.09%

3.	Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which the Company believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 43.
		6/30/2020	6/30/2019
	Interest Income (GAAP)	$56,228	$53,440
	Add: Tax-Equivalent adjustment (Non-GAAP)	$569	$748
	Net Interest Income - Tax Equivalent (Non-GAAP)	$56,797	$54,188
	Net Interest Income (GAAP)	$47,848	$42,828
	Add: Tax-Equivalent adjustment (Non-GAAP)	569	748
	Net Interest Income - Tax Equivalent (Non-GAAP)	$48,417	$43,576
	Average Earning Assets	$3,156,052	$2,856,573
	Net Interest Margin (Non-GAAP)*	3.09%	3.08%

4.	Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. The Company believes efficiency ratio provides investors with information that is useful in understanding financial performance. Efficiency ratio is defined as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). See "Use of Non-GAAP Financial Measures" on page 43.

* Year-to-date ratios have been annualized.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Dollars In Thousands)

Quarter Ended June 30:	2020			2019
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$155,931	$41	0.11%	$25,107	$195	3.12%
Investment Securities:
Fully Taxable	405,265	1,871	1.86	354,383	2,284	2.59
Exempt from Federal Taxes	201,829	1,013	2.02	230,296	1,228	2.14
Loans	2,518,198	25,077	4.01	2,255,299	23,520	4.18
Total Earning Assets	3,281,223	28,002	3.43	2,865,085	27,227	3.81
Allowance for Credit Losses	(23,588)			(20,326)
Cash and Due From Banks	31,719			33,158
Other Assets	147,801			119,541
Total Assets	$3,437,155			$2,997,458
Deposits:
Interest-Bearing Checking Accounts	$740,284	310	0.17	$733,327	453	0.25
Savings Deposits	1,215,296	1,173	0.39	879,026	2,008	0.92
Time Deposits of $250,000 or More	135,978	438	1.30	97,703	515	2.11
Other Time Deposits	236,749	784	1.33	272,104	1,131	1.67
Total Interest-Bearing Deposits	2,328,307	2,705	0.47	1,982,160	4,107	0.83
Short-Term Borrowings	54,148	16	0.12	199,404	977	1.97
FHLBNY Term Advances & Other Long-Term Debt	70,000	390	2.24	50,879	408	3.22
Finance Leases	5,235	49	3.76	3,019	28	3.72
Total Interest-Bearing Liabilities	2,457,690	3,160	0.52	2,235,462	5,520	0.99
Noninterest-bearing deposits	624,125			454,130
Other Liabilities	38,960			27,619
Total Liabilities	3,120,775			2,717,211
Stockholders’ Equity	316,380			280,247
Total Liabilities and Stockholders’ Equity	$3,437,155			$2,997,458
Net Interest Income		$24,842			$21,707
Net Interest Spread			2.91%			2.82%
Net Interest Margin			3.05%			3.04%

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Dollars In Thousands)

Six Months Ended June 30:	2020			2019
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$94,359	$165	0.35%	$25,632	$390	3.07%
Investment Securities:
Fully Taxable	402,286	4,064	2.03	366,186	4,653	2.56
Exempt from Federal Taxes	203,135	2,048	2.03	231,661	2,474	2.15
Loans	2,456,272	49,951	4.09	2,233,094	45,923	4.15
Total Earning Assets	3,156,052	56,228	3.58	2,856,573	53,440	3.77
Allowance for Credit Losses	(22,887)			(20,218)
Cash and Due From Banks	32,965			34,136
Other Assets	142,877			116,822
Total Assets	$3,309,007			$2,987,313
Deposits:
Interest-Bearing Checking Accounts	$724,016	797	0.22	$750,744	935	0.25
Savings Deposits	1,154,138	3,644	0.63	856,554	3,609	0.85
Time Deposits of $250,000 or More	131,012	971	1.49	88,575	911	2.07
Other Time Deposits	250,752	1,784	1.43	242,608	1,844	1.53
Total Interest-Bearing Deposits	2,259,918	7,196	0.64	1,938,481	7,299	0.76
Short-Term Borrowings	73,297	224	0.61	231,758	2,399	2.09
FHLBNY Term Advances and Other Long-Term Debt	71,649	861	2.42	56,740	871	3.10
Finance Leases	5,239	99	3.80	2,984	43	3.72
Total Interest-Bearing Liabilities	2,410,103	8,380	0.70	2,229,963	10,612	0.96
Noninterest-bearing deposits	551,303			453,900
Other Liabilities	36,147			26,875
Total Liabilities	2,997,553			2,710,738
Stockholders’ Equity	311,454			276,575
Total Liabilities and Stockholders’ Equity	$3,309,007			$2,987,313
Net Interest Income		$47,848			$42,828
Net Interest Spread			2.88%			2.81%
Net Interest Margin			3.05%			3.02%

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month period ended June 30, 2020 and the financial condition as of June 30, 2020 and 2019.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

COVID-19 Pandemic:
In March 2020, the World Health Organization recognized COVID-19 as a pandemic. In response, the United States federal government and various state and local governments have, among other actions, imposed travel and business restrictions and required or advised communities in which we do business to adopt stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. Like many businesses, we expect the operations and financial results to continue to be adversely impacted by the COVID-19 pandemic. The severity, magnitude and duration of the current pandemic are still uncertain, rapidly changing and hard to predict.
Arrow has been proactive and continually assessing the potential impact of the pandemic. It formed a Business Continuity Task Force in advance of the impending arrival of the pandemic to Upstate New York. The task force, representing leadership from across the organization, has overseen a robust and expansive effort to protect employees and customers while continuing to deliver essential banking services during the pandemic. In the second quarter, Arrow began to reopen lobbies to customers while still encouraging customers to use no-contact alternatives such as digital banking, drive-ins and ATMs. However, while certain restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to the continuing effects of the pandemic. Additionally, Arrow expanded remote work arrangements for a significant portion of its employee base, discontinued employee travel, minimized in-person meetings, and implemented social distancing for essential employees who remained on-site. Arrow believes that between remote working arrangements and cross training initiatives, current human capital resources should be able to continue operations during the current COVID-19 pandemic, absent unforeseen facts.
Demand for the Small Business Administration’s Paycheck Protection Program had been significant in the second quarter. Arrow funded over 1,400 loans totaling $140.0 million. Both of Arrow’s subsidiary banks are proudly participating in the program as a way to deliver relief for small businesses in Upstate New York. In order to process the large volume of Paycheck Protection Program applications, Arrow reinforced its lending team with resources and support from across the Company. Arrow effectively managed its liquidity position while being able to satisfy the significant demand for the Small Business Administration’s Paycheck Protection Program that had occurred in the second quarter.
The COVID-19 pandemic has significantly impacted economic activity and markets around the world, and we expect it will negatively impact Arrow's business in numerous ways. In particular, the rapid rise in unemployment and the temporary mandated closure of non-essential businesses in New York, will most likely reduce loan production as well as impact borrowers' ability to satisfy their obligations. Investments are analyzed to determine if any impairment not considered temporary exists. Municipal investments may be impacted if tax revenue deceases significantly. Management will continue to evaluate investment securities for impairment. Arrow has increased its allowance for loan losses as a result of the uncertainty surrounding the ability of its borrowers to satisfy loan obligations to Arrow. Arrow will continue to assess potential loan losses. Arrow does not currently anticipate any impairment of its right-of-use lease assets, goodwill or other intangible assets as a result of COVID-19, however, Arrow will continue to assess impairment throughout the pandemic.
We continue to monitor closely Arrow’s financial health and liquidity and the impact of the pandemic on our operations and financial results. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets or its impact on our business, we are not able to reasonably estimate the overall impact on the Company. For further discussion of the impact COVID-19 has had and may in the future have on Arrow and its financial results and operations, please refer to the risk factor included in Item 8.01 of Arrow's Current Report on Form 8-K filed April 24, 2020.

Summary of Q2 2020 Financial Results: Net income for the second quarter of 2020 was $9.2 million, compared to $8.9 million in the second quarter of 2019. Total loans grew in the second quarter by $147.7 million to $2.6 billion, including $140.0 million of the Small Business Administration's Paycheck Protection Program loans. Net interest income increased to $24.8 million in the second quarter of 2020, compared to $21.7 million for the comparable quarter of 2019.
Diluted earnings per share (EPS) for the quarter was $0.61, an increase of 1.7% from the EPS of $0.60 reported for the second quarter of 2019. Return on average equity (ROE) for the second quarter of 2020 decreased to 11.64%, as compared to a ROE of 12.79% for the quarter ended June 30, 2019. Return on average assets (ROA) for the 2020 second quarter was 1.07%, a decrease from an ROA of 1.20% for the quarter ended June 30, 2019.
Total loans reached $2.6 billion as of June 30, 2020, which represents an increase of $281.6 million, or 12.3% as compared to June 30, 2019. The consumer loan portfolio grew by $49.5 million, or 6.4%, as compared to June 30, 2019, primarily within the indirect automobile lending program. Total outstanding residential real estate loans increased $51.0 million, or 5.8%, as compared to June 30, 2019. Total outstanding commercial loans increased $181.1 million, or 28.8%, as compared to June 30, 2019. The increase in commercial loans includes $140.0 million of the Small Business Administration's Paycheck Protection Program loans.
At June 30, 2020, deposit balances reached $3.1 billion, up $565.0 million, or 22.6%, from the prior-year level. Noninterest-bearing deposits represented 21.8% of total deposits at June 30, 2020, compared to 18.7% of total deposits on June 30, 2019. At June 30, 2020, other time deposits were $216.6 million, a decrease of $72.7 million compared to the prior year. Municipal deposits increased $155.6 million, or 27.2% from June 30, 2019. Total combined Federal Home Loan Bank Overnight and Term Advances declined $66.6 million from June 30, 2019.
Second quarter 2020 net interest income increased to $24.8 million, up 14.4% from $21.7 million in the comparable quarter of 2019. The net interest margin was 3.05% for the quarter, compared to 3.04% for the second quarter of 2019. The increase in net interest margin from the prior year was due to a variety of factors including; balance sheet growth, lower market rates, and a more favorable funding mix, with higher deposit balances and lower wholesale borrowings.
Noninterest income for the three months ended June 30, 2020 was $7.2 million, compared to $6.9 million in the comparable 2019 quarter. For the second quarter of 2020, the fair value of equity securities at June 30, 2020 decreased $107 thousand primarily as a result of continued equity market disruption related to the COVID-19 pandemic. In addition, income of $547 thousand related to net gain on the sale of loans was recorded in the second quarter of 2020.
Noninterest expense for the second quarter of 2020 increased 2.0% to $17.2 million, from $16.9 million for the second quarter of 2019. Salaries and benefits increased $0.5 million, primarily the result of increased cost of health insurance benefits.
Asset quality remained strong at June 30, 2020, with continued low levels of nonperforming loans and net charge-offs. Nonperforming loans at June 30, 2020, were $6.5 million, up $964 thousand from the level at June 30, 2019. Net charge-offs, expressed as an annualized percentage of average loans outstanding, were 0.06% for the three-month period ended June 30, 2020, consistent with December 31, 2019, and an increase from 0.02% for the three-month period ended June 30, 2019. The allowance for loan losses was $26.3 million at June 30, 2020, which represented 1.03% of loans outstanding or 1.09% excluding the $140.0 million of Small Business Administration Paycheck Protection Program loans originated in the second quarter. This is compared to 0.91% at June 30, 2019. The loss provision expense for the second quarter of 2020 was $3.0 million, up $2.6 million from the provision expense for the comparable 2019 quarter. Although credit quality remains very strong, the increase in loss provision reflects the uncertainty resulting from the COVID-19 pandemic.

The changes in net income, net interest income and net interest margin between the three-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 66.

Regulatory Capital and Increase in Stockholders' Equity: At June 30, 2020, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.  Pursuant to the Capital Rules, required minimum regulatory capital levels for insured banks and their parent holding companies increased in 2019.
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
The CBLR final rule became effective as of January 1, 2020, and Arrow and both subsidiary banks have opted out of utilizing CBLR framework. The Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow.
Stockholders’ equity was $317.7 million at June 30, 2020, an increase of $16.0 million, or 5.3%, from the December 31, 2019 level of $301.7 million, and an increase of $33.0 million, or 11.6%, from the prior-year level. The increase in stockholders' equity over the first six months of 2020 principally reflected the following factors: (i) $17.3 million of net income for the period, plus (ii) other comprehensive income of $6.1 million, plus (iii) issuance of $1.9 million of common stock through employee benefit and dividend reinvestment plans; reduced by (iv) cash dividends of $7.8 million; and (v) repurchases of common stock of $1.5 million. The components of the change in stockholders’ equity since year-end 2019 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At June 30, 2020, book value per share was $21.16, up by 11.1% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $19.60, an increase of $2.14, or 12.3%, over the level as of June 30, 2019. See the disclosure on page 43 related to the use of non-GAAP financial measures including tangible book value.
On June 30, 2020, the Company's closing stock price was $29.73, representing a trading multiple of 1.52 to tangible book value. In the second quarter of 2020, the Company paid a quarterly cash dividend of $0.26. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 62.

Loan Quality: Net charge-offs for the second quarter of 2020 were $377 thousand as compared to $133 thousand for the comparable 2019 quarter. The ratio of net charge-offs to average loans (annualized) was 0.06% for the second quarter of 2020, consistent with December 31, 2019, and an increase from 0.02% for the three-month period ended June 30, 2019. At June 30, 2020, the allowance for credit losses was $26.3 million representing 1.03% of total loans, which is an increase from the June 30, 2019 ratio of 0.91%. Although credit quality remains very strong, the increase in loan loss provision expense reflects the uncertainty resulting from the COVID-19 pandemic. As permitted by the CARES Act, Arrow has elected to defer the adoption of the Current Expected Credit Losses ("CECL") methodology in determining credit losses.

Nonperforming loans were $6.5 million at June 30, 2020, representing 0.25% of period-end loans, an increase from the June 30, 2019 ratio of 0.24%. The ratio continues to compare favorably with the weighted average ratio of the peer group of 0.53% at March 31, 2020.

Loan Segments: As of June 30, 2020, total loans grew by $175.8 million, or 7.4%, as compared to the balance at December 31, 2019. The largest increase was in commercial and commercial real estate loans, which increased by $148.5 million, or 22.5%, from December 31, 2019. The majority of the increase in commercial loans resulted from the origination of approximately $140.0 million of Small Business Administration's Paycheck Protection Program loans. In addition, consumer loans expanded $17.3 million, or 2.1%. The economic factors resulting from the COVID-19 pandemic will most likely adversely impact loan growth for the remainder of the year.
•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 31.6% of the total loan portfolio at period-end. Commercial property values in the Company's region have remained stable in recent periods leading to the pandemic. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal. The temporary closure of nonessential business in New York has impacted, and may continue to impact, the Bank's customer base. Government intervention, with programs such as the Small Business Administration’s Paycheck Protection Program, may mitigate the economic risk to both Arrow and its customers, however the full impact cannot be determined at this time.
•Consumer Loans: These loans (primarily automobile loans) comprised 32.3% of the total loan portfolio at period-end. Consumer automobile loans at June 30, 2020, were $823 million, or 99.3% of this portfolio segment. In the first six months of 2020, Arrow did not experience any significant increase in the delinquency rate or in the percentage of nonperforming loans in this segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. The physical sale of vehicles through dealerships had been curtailed for the majority of the second quarter as part of the response to the COVID-19 pandemic in New York and Vermont, our primary dealer network. Thus, the volume of originations of consumer loans will be negatively impacted, although the magnitude of the impact cannot be determined.
•Residential Real Estate Loans: These loans, including home equity loans, made up 36.1% of the total loan portfolio at period-end. The residential real estate market in the Company's service area has been stable in recent periods. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. Arrow typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions. Due to the COVID-19 pandemic, it is not yet possible to determine the long term economic impact of the mandated closure of non-essential business and its resulting impact on our residential real estate loan portfolio.

Liquidity and Access to Credit Markets: The Company has not experienced any liquidity problems or special concerns in recent years or thus far in 2020. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term disruptions that may develop as a result of the COVID-19 pandemic such as: reduced cash-flows from the investment and loan portfolios and aggressive funding of programs associated with response efforts, including the Small Business Administration’s Paycheck Protection Program.  Interest-bearing cash balances at June 30, 2020 were $215.0 million compared to $28.0 million at June 30, 2019.  Contingent collateralized lines of credit are established and available through the FHLBNY and FRB, totaling $1.3 billion. The terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 63). Historically, the Company has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises including the current COVID-19 pandemic.

Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in its litigation escrow account. On September 18, 2018, Visa issued a press release announcing that it and other defendants entered into a settlement agreement with class action plaintiffs in the related litigation case. But certain merchants opted out of the class action settlement and filed separate litigation cases. Once the class action and other merchant litigation cases are settled and the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. On September 27, 2019, Visa deposited $300 million into the litigation escrow account that was established pursuant to Visa’s U.S. retrospective responsibility plan, which reduces the conversion rate of Class B shares to Class A shares. This did not have a significant effect on the number of Class B shares currently convertible to Class A shares by Glens Falls National. At June 30, 2020, Glens Falls National held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, the Company does not recognize any economic value for these shares.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	June 30, 2020	At Period-End December 31, 2019	June 30, 2019	$ Change From December	$ Change From June	% Change From December (not annualized)	% Change From June
Interest-Bearing Bank Balances	$215,003	$23,186	$28,045	$191,817	$186,958	827.3%	666.6%
Securities Available-for-Sale	378,778	357,334	285,878	21,444	92,900	6.0%	32.5%
Securities Held-to-Maturity	233,517	245,065	262,541	(11,548)	(29,024)	(4.7)%	(11.1)%
Equity Securities	1,583	2,063	1,850	(480)	(267)	(23.3)%	(14.4)%
Loans (1)	2,561,915	2,386,120	2,280,308	175,795	281,607	7.4%	12.3%
Allowance for loan losses	26,300	21,187	20,695	5,113	5,605	24.1%	27.1%
Earning Assets (1)	3,396,370	3,024,085	2,866,824	372,285	529,546	12.3%	18.5%
Total Assets	$3,547,177	$3,184,275	$3,005,750	$362,902	$541,427	11.4%	18.0%
Noninterest-Bearing Deposits	$667,585	$484,944	$467,179	$182,641	$200,406	37.7%	42.9%
Interest-Bearing Checking Accounts	791,521	689,221	741,395	102,300	50,126	14.8%	6.8%
Savings Deposits	1,262,102	1,046,568	908,642	215,534	353,460	20.6%	38.9%
Time Deposits over $250,000	130,935	123,968	97,220	6,967	33,715	5.6%	34.7%
Other Time Deposits	216,630	271,353	289,317	(54,723)	(72,687)	(20.2)%	(25.1)%
Total Deposits	$3,068,773	$2,616,054	$2,503,753	$452,719	$565,020	17.3%	22.6%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$47,599	$51,099	$51,149	$(3,500)	$(3,550)	(6.8)%	(6.9)%
FHLBNY Advances - Overnight	—	130,000	83,000	(130,000)	(83,000)	(100.0)%	(100.0)%
FHLBNY Advances - Term	50,000	30,000	30,000	20,000	20,000	66.7%	66.7%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	317,687	301,728	284,649	15,959	33,038	5.3%	11.6%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at June 30, 2020, was $2.6 billion, an increase of $175.8 million, or 7.4%, from the December 31, 2019 level and up by $281.6 million, or 12.3%, from the June 30, 2019 level. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $148.5 million, or 22.5%, during the first six months of 2020. The majority of the increase resulted from the origination of approximately of $140.0 million of the Small Business Administration's Payroll Protection Program loans.
•Consumer loans (primarily automobile loans through indirect lending): As of June 30, 2020, these loans, primarily auto loans, increased by $17.3 million, or 2.1%, from the December 31, 2019 balance, reflecting a slower demand for new and used vehicles throughout our region-wide dealer network as a result of the COVID-19 pandemic. The physical sale of vehicles through dealerships had been curtailed and not deemed essential as part of the New York State and Vermont responses to the COVID-19 pandemic for the majority of the second quarter. The physical sales of vehicles through dealerships has resumed in New York State and Vermont as of June 30th. However, while certain restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to the continuing effects of the pandemic.
•Residential real estate loans: This segment increased during the first six months of 2020 by $10.0 million, or 1.1%. The likely impact of the COVID-19 pandemic on the volume of residential real estate loans is difficult to determine. We expect that high unemployment and the mandated closure of non-essential businesses in New York State which occurred for the majority of the second quarter will have an adverse impact on new originations. The rapid decline of interest rates may, however, increase demand for refinancing loans, both with existing and new customers.

Changes in Sources of Funds: Deposit balances reached $3.1 billion, up $565.0 million, or 22.6%, from the prior-year level. Noninterest-bearing deposits represented 21.8% of total deposits at June 30, 2020, compared to 18.7% of total deposits on June 30, 2019. At June 30, 2020, other time deposits were $216.6 million, a decrease of $72.7 million compared to the prior year. Municipal deposits increased $155.6 million, or 27.2% from June 30, 2019. Total combined Federal Home Loan Bank Overnight and Term Advances declined $66.6 million from June 30, 2019.

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

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2019 to June 30, 2020 (in thousands).

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	6/30/2020	12/31/2019	Change	6/30/2020	12/31/2019	Change
Securities Available-for-Sale:
U.S. Agency Securities	$5,192	$5,054	$138	$190	$52	$138
State and Municipal Obligations	593	764	(171)	—	—	—
Mortgage-Backed Securities	372,193	350,716	21,477	8,854	772	8,082
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Total	$378,778	$357,334	$21,444	$8,844	$624	$8,220

Securities Held-to-Maturity:
State and Municipal Obligations	$208,512	$212,319	$(3,807)	$6,920	$4,076	$2,844
Mortgage-Backed Securities	33,363	37,299	(3,936)	1,438	477	961
Total	$241,875	$249,618	$(7,743)	$8,358	$4,553	$3,805

Equity Securities	$1,583	$2,063	$(480)	$—	$—	$—

At June 30, 2020, the Company held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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

Other-Than-Temporary Impairment
Each quarter all investment securities with a fair value less than amortized cost are evaluated in the available-for-sale portfolio, the held-to-maturity portfolio and the equity securities portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. The evaluation also examined the potential impact of the COVID-19 pandemic on other-than-temporary impairment. There were no other-than-temporary impairment losses in the first six months of 2020.
Change in Net Unrealized Securities Gains (Losses): Nearly all of the change in net unrealized gains or losses during recent periods has been attributable to changes in the market rates during the periods in question, with no change in the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the six-month periods ended June 30, 2020 or 2019.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the six-month periods ended June 30, 2020 and 2019, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Six Months Ended
Purchases:	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Available-for-Sale Portfolio
Mortgage-Backed Securities	$23,631	$15,390	$56,832	$15,390

Maturities & Calls	$25,196	$30,425	$42,640	$51.686

	Three Months Ended		Six Months Ended
Purchases:	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Held-to-Maturity Portfolio
State and Municipal Obligations	$4,289	$638	$5,006	$2,095

Maturities & Calls	$9,111	$17,289	$16,186	$22.608

Loan Trends
The following three tables present, for each of the last five quarters, the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category. Over the last five quarters, the average balances for Commercial, Commercial Real Estate, Consumer and Residential Real Estate have steadily increased, although at different rates. As result of the economic impact of the COVID-19 pandemic, it is uncertain if this consistent growth will continue through the pandemic.

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
Commercial	$234,732	$140,486	$133,550	$125,498	$120,979
Commercial Real Estate	530,808	518,931	505,639	493,819	492,673
Consumer	840,734	818,892	817,463	809,641	775,634
Residential Real Estate	911,924	916,037	901,458	879,921	866,013
Total Loans	$2,518,198	$2,394,346	$2,358,110	$2,308,879	$2,255,299

Percentage of Total Quarterly Average Loans

	Quarter Ended
	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
Commercial	9.3%	5.9%	5.7%	5.4%	5.4%
Commercial Real Estate	21.1%	21.6%	21.4%	21.4%	21.8%
Consumer	33.4%	34.2%	34.7%	35.1%	34.4%
Residential Real Estate	36.2%	38.3%	38.2%	38.1%	38.4%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
Commercial	3.84%	4.52%	4.54%	4.60%	4.64%
Commercial Real Estate	4.05%	4.34%	4.53%	4.57%	4.53%
Consumer	3.90%	3.97%	4.01%	3.95%	3.85%
Residential Real Estate	4.08%	4.20%	4.20%	4.27%	4.28%
Total Loans	4.01%	4.18%	4.19%	4.23%	4.18%

The average yield of the overall total loan portfolio increased throughout 2019 and remained steady for the large portion of the 1st quarter of 2020. The COVID-19 pandemic and the rapid decline to historically low market rates, as well as the addition of $140.0 million of Small Business Administration Paycheck Protection Program loans (as described below) will lower loan yields for the remainder of 2020.

Maintenance of High Quality in the Loan Portfolio: In early 2020, prior to the COVID-19 pandemic, there were no significant fluctuations in the quality of the loan portfolio or any segment thereof. In general, residential real estate loans have historically been underwritten to secondary market standards for prime loans and the Company has not engaged in subprime mortgage lending as a business line. Similarly, high underwriting standards have generally been applied to commercial and commercial real estate lending operations and generally in the indirect lending program as well. The economic events related to the COVID-19 pandemic, specifically high unemployment and the temporary mandated closure of nonessential business, may impact the ability of our borrowers to satisfy their obligations.

Commercial Loans and Commercial Real Estate Loans: Substantially all commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers located in the Company's regional markets. A portion of the loans in the commercial portfolio have variable rates tied to Prime, LIBOR or FHLBNY rates.
Many of the commercial and commercial real estate loans are in industries that have been heavily impacted by the COVID-19 pandemic. In the second quarter of 2020, Arrow originated over 1,400 Small Business Administration Paycheck Protection Program ("PPP") loans totaling approximately $140.0 million. The PPP loans yield 1% and Arrow expects to earn approximately $5.1 million in fees related to the origination of these loans. The original term on the PPP loans is two years, however the borrower will have the option to apply for forgiveness. Subsequent to the funding of the loans, additional guidance was provided that the term of the loan may be extended to five years if both parties agree to the revised terms. Arrow will recognize the fees earned over the life of the loan and will accelerate recognition of the fees if the loan is forgiven by the Small Business Administration. Additional government intervention, if any, may mitigate the economic risk to both Arrow and its customers, however, the extent of such intervention and its impact cannot be determined at this time.

Consumer Loans: At June 30, 2020, consumer loans (primarily automobile loans originated through dealerships located primarily in upstate New York and Vermont) continue to be a significant component of Arrow's business, comprising more than one third of this total loan portfolio. The physical sale of vehicles through dealerships had been curtailed for the majority of the second quarter and not deemed essential as part of the New York State and Vermont response to the COVID-19 pandemic. Accordingly, we believe, the volume of originations of consumer loans will be impacted. However, the magnitude of the impact cannot yet be determined.
New consumer loan volume for the first six months of 2020 was $179.0 million, down from the $210.4 million originated in the first six months of 2019.
For credit quality purposes, Arrow assigns potential automobile loan customers into one of four tiers, ranging from lower to higher quality in terms of anticipated credit risk. Arrow's experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually prior to the loan being funded. Arrow believes that this disciplined approach to evaluating risk has contributed to maintaining the strong credit quality in this portfolio. The COVID-19 pandemic has created significant unemployment, which may impact borrowers' ability to satisfy their obligations to Arrow. Government intervention may mitigate a significant portion of the credit risk, however, the extent of such intervention and its impact cannot be determined at this time.

Residential Real Estate Loans: In recent years, residential real estate loans, including home equity loans, have represented the largest category of the total loan portfolio. Gross originations for residential real estate loans (including refinancings of mortgage loans) for the first six months of 2020 were $78.8 million. Arrow has also sold portions of these originations in the secondary market. In the first six months of 2020, the Company sold $22.2 million, or 28.2%, of originations. In the first six months of 2019, $9.6 million, or 17.2%, of originations were sold. Arrow expects to continue to sell a portion of mortgage loan originations in upcoming periods if market conditions warrant. It is not currently possible to determine the long term economic impact of the COVID-19 pandemic, which had resulted in the temporary closure of non-essential business and increased unemployment.

Deposit Trends
The following tables provide information on trends in the balance and mix of the deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. Savings deposits and total time deposits, both over and under $250,000, have increased each of the last five quarters as a result of the migration to higher yielding deposit accounts due to the previous rise in short-term market rates, which occurred for the majority of 2019. Market rates, beginning to decline prior to the COVID-19 pandemic, reached historic lows in the first quarter and are expected to remain low for remainder of 2020.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
Noninterest-bearing deposits	$624,125	$478,481	$491,494	$490,177	$454,130
Interest-Bearing Checking Accounts	740,284	707,747	724,668	686,017	733,327
Savings Deposits	1,215,296	1,092,980	1,003,612	924,868	879,026
Time Deposits over $250,000	135,978	126,046	120,321	86,018	97,703
Other Time Deposits	236,749	264,755	267,326	285,448	272,104
Total Deposits	$2,952,432	$2,670,009	$2,607,421	$2,472,528	$2,436,290

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
Noninterest-bearing deposits	21.1%	17.9%	18.8%	19.8%	18.6%
Interest-Bearing Checking Accounts	25.1	26.5	27.8	27.7	30.1
Savings Deposits	41.3	41.0	38.5	37.5	36.0
Time Deposits over $250,000	4.6	4.7	4.6	3.5	4.0
Other Time Deposits	8.0	9.9	10.3	11.5	11.2
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.17%	0.28%	0.30%	0.29%	0.25%
Savings Deposits	0.39%	0.91%	0.98%	0.99%	0.92%
Time Deposits over $250,000	1.30%	1.70%	1.88%	2.08%	2.11%
Other Time Deposits	1.33%	1.52%	1.67%	1.74%	1.67%
Total Deposits	0.37%	0.68%	0.72%	0.73%	0.68%

During the quarter ended June 30, 2020, the total cost of deposits continued to decrease. The Federal Reserve set the targeted short-term rates to 0.00-0.25 in response to the economic uncertainty related to the COVID-19 pandemic. The balance sheet of the Company is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," for further discussion.

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
Arrow no longer relies on TRUPs as a source of new funds. As a result of the passage of Dodd-Frank in 2010 and its removal of Tier 1 regulatory capital treatment for TRUPs issued after Dodd-Frank's grandfathering date, the Company, like other banking organizations of Arrow's size or larger, have not issued any TRUPs since that date and are not likely to issue any TRUPs in the future. However, consistent with the grandfathering provision in Dodd-Frank, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of June 30, 2020 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 61 of this Report. These trust preferred securities are subject to early redemption by the Company if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur. An example of such an event would be an adverse change in tax laws that might deny the Company the ability to deduct interest paid on these obligations for federal income tax purposes.
In the first quarter of 2020, Arrow entered into an interest rate swap agreement to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities.

ASSET QUALITY
The following table presents information related to the allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
Loan Balances:
Period-End Loans	$2,561,915	$2,414,193	$2,386,120	$2,335,591	$2,280,308
Average Loans, Year-to-Date	2,456,272	2,394,346	2,283,707	2,258,633	2,233,094
Average Loans, Quarter-to-Date	2,518,198	2,394,346	2,358,110	2,308,879	2,255,299
Period-End Assets	3,547,177	3,291,332	3,184,275	3,112,822	3,005,750

Allowance for loan losses, Year-to-Date:
Allowance for loan losses, Beginning of Period	$21,187	$21,187	$20,196	$20,196	20,196
Provision for Loan Losses, YTD	5,812	2,772	2,079	1,445	927
Loans Charged-off, YTD	(968)	(481)	(1,735)	(1,232)	(830)
Recoveries of Loans Previously Charged-off	269	159	647	522	402
Net Charge-offs, YTD	(699)	(322)	(1,088)	(710)	$(428)
Allowance for loan losses, End of Period	$26,300	$23,637	$21,187	$20,931	$20,695

Allowance for loan losses, Quarter-to-Date:
Allowance for loan losses, Beginning of Period	$23,637	$21,187	$20,931	$20,695	$20,373
Provision for Loan Losses, QTD	3,040	2,772	634	518	455
Loans Charged-off, QTD	(487)	(481)	(503)	(402)	(368)
Recoveries of Loans Previously Charged-off	110	159	125	120	235
Net Charge-offs, QTD	(377)	(322)	(378)	(282)	(133)
Allowance for loan losses, End of Period	$26,300	$23,637	$21,187	$20,931	$20,695

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$5,461	$4,943	$4,005	$3,465	$4,949
Loans Past Due 90 or More Days and Still Accruing Interest	901	437	253	1,066	457
Restructured and in Compliance with Modified Terms	150	136	143	150	142
Total Nonperforming Loans	6,512	5,516	4,401	4,681	5,548
Repossessed Assets	116	160	139	76	115
Other Real Estate Owned	595	782	1,122	1,198	1,258
Total Nonperforming Assets	$7,223	$6,458	$5,662	$5,955	$6,921

Asset Quality Ratios:
Allowance to Nonperforming Loans	403.87%	428.52%	481.41%	447.15%	373.02%
Allowance to Period-End Loans	1.03%	0.98%	0.89%	0.90%	0.91%
Provision to Average Loans (Quarter) (1)	0.49%	0.47%	0.11%	0.09%	0.08%
Provision to Average Loans (YTD) (1)	0.48%	0.47%	0.09%	0.09%	0.08%
Net Charge-offs to Average Loans (Quarter) (1)	0.06%	0.05%	0.06%	0.05%	0.02%
Net Charge-offs to Average Loans (YTD) (1)	0.06%	0.05%	0.05%	0.04%	0.04%
Nonperforming Loans to Total Loans	0.25%	0.23%	0.18%	0.20%	0.24%
Nonperforming Assets to Total Assets	0.20%	0.20%	0.18%	0.19%	0.23%
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
In the second quarter of 2020, the Company made a $3.0 million provision for loan losses, compared to a provision of $455 thousand for the second quarter of 2019 and a provision of $2.8 million for the first quarter of 2020. The significant increase in loss provision for loan losses reflects the uncertainty resulting from the COVID-19 pandemic despite the continued strong asset quality of

Arrow. See Note 3 to the unaudited interim consolidated financial statements for a discussion on how the Company classifies credit quality indicators as well as the balance in each category.
The ratio of the allowance for credit losses to total loans was 1.03% at June 30, 2020, an increase from 0.89% at December 31, 2019 and an increase of 12 basis points from 0.91% at June 30, 2019.
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

Risk Elements
Nonperforming assets at June 30, 2020 amounted to $7.2 million, up from the $5.7 million total at December 31, 2019 and an increase of $0.3 million, from June 30, 2019. For the three-month periods ended June 30, 2020 and 2019, ratios of nonperforming assets to total assets have remained below the average ratios for the peer group. (See page 42 for a discussion of the peer group.) At March 31, 2020, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.19%, below the 0.48% ratio of the peer group at such date (the latest date for which peer group information is available). At June 30, 2020 the ratio was 0.20%, which is below the most recent ratio for the peer group.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	6/30/2020	12/31/2019	6/30/2019
Commercial Loans	$299	$192	$175
Commercial Real Estate Loans	—	266	—
Residential Real Estate Loans	509	1,960	1,482
Consumer Loans - Primarily Indirect Automobile	7,756	8,305	5,769
Total Loans Past Due 30-89 Days and Accruing Interest	$8,564	$10,723	$7,426

At June 30, 2020, the loans in the above-referenced category totaled $8.6 million, a decrease of $2.2 million, or 20.1%, from the $10.7 million of such loans at December 31, 2019. The June 30, 2020 total of non-current loans equaled 0.33% of loans then outstanding, compared to 0.49% at December 31, 2019 and 0.33% at June 30, 2019. The decrease from December 31, 2019 is primarily attributable to a decrease in delinquent automobile loans as well as residential real estate loans.
The number and dollar amount of performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of the loan portfolio. See the table of Credit Quality Indicators in Note 3 to the unaudited interim consolidated financial statements. The Company considers all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at June 30, 2020 was $35.9 million, up from the dollar amount of such loans at December 31, 2019, when the amount was $32.4 million. These loans will continue to be closely monitored and the Company expects to collect all payments of contractual principal and interest in full on these classified loans. Total nonperforming assets at period-end increased by $0.3 million, or 4.4% from June 30, 2019.
The economic impact of the COVID-19 pandemic, specifically unemployment levels and the temporary mandated closure of nonessential businesses, may impact the borrowers' ability to satisfy their obligations, and may therefore result in delinquencies. Government interventions, on both the federal and state level, have been deployed to mitigate a significant portion of the credit risk. Arrow cannot make a determination as to the overall impact on its business of the COVID-19 pandemic at this time.
As of June 30, 2020, the Company held for sale one commercial property in other real estate owned. The Company does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.

Loan Deferrals Related to COVID-19 Pandemic
The COVID-19 pandemic has created economic uncertainty resulting in increased unemployment as well as the temporary closure of nonessential businesses. In the table below, the loan portfolio is presented with loan deferrals as the result of the COVID-19 pandemic as of June 30, 2020. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructuring. In the second quarter of 2020, Arrow originated $140.0 million of Small Business Administration Paycheck Protection Program loans. These loans are included in the loan balances by sector as listed below, however, these loans are not considered deferred as of June 30, 2020.

COVID-19 Deferrals by Loan Category at June 30, 2020 ($ in 000's)

	Balances by Sector		Deferrals
	Total	% of Total Loans	Balance	% of Loan Segment	% of Total Loans
Commercial and Commercial Real Estate Loans:
Health Care and Social Assistance	$132,229	5.2%	$20,884	2.6%	0.8%
Lessors of Non-Residential Real Estate	129,244	5.0%	37,675	4.7%	1.5%
Hotels & Motels	108,700	4.2%	74,775	9.2%	2.9%
Lessors of Residential Real Estate	100,815	3.9%	9,593	1.2%	0.4%
Arts/Recreation/Restaurants/Vacation Camps	52,717	2.1%	17,902	2.2%	0.7%
Retail	43,177	1.7%	7,500	0.9%	0.3%
Construction & Related	35,364	1.4%	759	0.1%	—%
Other	339,686	13.3%	28,919	3.5%	1.1%
Total Commercial and Commercial Real Estate Loans	809,703	31.6%	198,007	24.5%	7.7%

Consumer Loans	828,493	32.3%	39,138	4.7%	1.5%

Residential Real Estate Loans	923,719	36.1%	81,867	8.9%	3.2%

Total Loans	2,561,915		319,012		12.5%

CAPITAL RESOURCES

Regulatory Capital Standards

Capital Adequacy Requirements. An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
As reported in the Regulatory Reform section above, the federal bank regulators have issued a final rule to implement the Community Bank Leverage Ratio ("CBLR"), introducing an optional simplified measure of capital adequacy for qualifying community banks that satisfy certain requirements, including having a leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.  A qualifying community bank that opts into the CBLR framework and meets all requirements under the CBLR framework will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations and will not be required to report or calculate risk-based capital ratios.  The CBLR is calculated as the ratio of “tier 1 capital” divided by “average total consolidated assets.”  This final rule was effective as of January 1, 2020, and qualifying community banks can utilize the CBLR framework for purposes of filing their call reports or Form FR Y-9C, as applicable, for the first quarter of 2020 (i.e., as of March 31, 2020). Arrow elected to opt out of utilizing the CBLR framework. The Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow.

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

The following table presents the minimum regulatory capital ratios applicable to the holding company and banks under the current Capital Rules:

Capital Ratio	2020
Minimum CET1 Ratio	4.500%
Capital Conservation Buffer ("Buffer")	2.500%
Minimum CET1 Ratio Plus Buffer	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	10.500%
Minimum Leverage Ratio	4.000%

These minimum capital ratios, especially the CET1 ratio (4.5%) and the enhanced Tier 1 risk-based capital ratio (6.0%), represent a heightened and more restrictive capital regime than institutions like Arrow previously had to meet under the prior capital rules.
At June 30, 2020, Arrow's holding company and both of its subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow's holding company and two subsidiary banks, Glens Falls National and Saratoga National, under the current Capital Rules, as of June 30, 2020:

	Common	Tier 1	Total
	Equity	Risk-Based	Risk-Based	Tier 1
	Tier 1 Capital	Capital	Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Arrow Financial Corporation	13.07%	13.94%	15.10%	9.32%
Glens Falls National Bank & Trust Co.	13.88%	13.89%	15.05%	8.89%
Saratoga National Bank & Trust Co.	12.02%	12.02%	13.13%	8.79%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum effective 1/1/2019	7.000%(1)	8.500%(1)	10.500%(1)	4.00%
(1) Including the fully phased-in 2.50% capital conservation buffer

At June 30, 2020, Arrow and its subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $317.7 million at June 30, 2020, an increase of $16.0 million, or 5.3%, from the December 31, 2019 level of $301.7 million, and an increase of $33.0 million, or 11.6%, from the prior-year level. The increase in stockholders' equity over the first six months of 2020 principally reflected the following factors: (i) $17.3 million of net income for the period, plus (ii) other comprehensive income of $6.1 million, plus (iii) issuance of $1.9 million of common stock through employee benefit and dividend reinvestment plans; reduced by (iv) cash dividends of $7.8 million; and (v) repurchases of common stock of $1.5 million under the Board-approved stock repurchase program described below.

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

Stock Repurchase Program: In October 2019, the Board of Directors approved a $5.0 million stock repurchase program, effective January 1, 2020 (the 2020 Repurchase Program), under which management is authorized, in its discretion, to permit the Company to repurchase up to $5 million of shares of Arrow's common stock during 2020, in the open market or in privately negotiated transactions, to the extent management believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of shareholders. This 2020 Repurchase Program replaced a similar repurchase program which was in effect during 2019 (the 2019 program), which also authorized the repurchase of up to $5.0 million of shares of Arrow's common stock. As of June 30, 2020 approximately $1.5 million had been used under the 2020 Repurchase Program to repurchase Arrow shares. No stock repurchases have occurred in the second quarter. This total does not include repurchases of Arrow's Common Stock other than through its 2020 Repurchase Program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

Dividends: The Company's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past six quarters listed below represent actual sales transactions, as reported by NASDAQ. On July 29, 2020, the Board of Directors declared a 2020 third quarter cash dividend of $0.26 payable on September 15, 2020. Per share amounts and share counts in the following tables have been restated for the September 27, 2019 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2019
First Quarter	$29.57	$35.19	$0.252
Second Quarter	30.96	33.93	0.252
Third Quarter	30.26	35.31	0.252
Fourth Quarter	32.03	38.31	0.260
2020
First Quarter	$20.79	$38.04	$0.260
Second Quarter	23.56	31.68	0.260
Third Quarter	TBD	TBD	0.260

	Quarter Ended June 30
	2020	2019
Cash Dividends Per Share	$0.260	$0.252
Diluted Earnings Per Share	0.61	0.60
Dividend Payout Ratio	42.62%	42.00%
Total Equity (in thousands)	317,687	$284,649
Shares Issued and Outstanding (in thousands)	15,011	14,949
Book Value Per Share	$21.16	$19.04
Intangible Assets (in thousands)	23,535	23,603
Tangible Book Value Per Share	$19.60	$17.46

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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  The securities available-for-sale portfolio was $378.8 million at June 30, 2020, an increase of $21.4 million, from the year-end 2019 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at June 30, 2020 of $215.0 million compared to $28.0 million at June 30, 2019.
In addition to liquidity from cash, short-term investments, investment securities and loans, the Company has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $52 million which were not drawn on during the three months ended June 30, 2020.
To support the borrowing relationship with the FHLBNY, the Company has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At June 30, 2020, the Company had outstanding collateral obligations with the FHLBNY of $95 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $740 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At June 30, 2020, the balance of outstanding brokered deposits totaled $88.1 million. Also, Arrow's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At June 30, 2020, the amount available under these facilities was approximately $567 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises including the current COVID-19 pandemic.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, the Company believes that the available liquidity is sufficient to meet all funding needs that may arise in connection with the COVID-19 pandemic or any other reasonably likely events or occurrences, although there can be no assurance that it will be sufficient. At June 30, 2020, the basic liquidity ratio, including the FHLBNY collateralized borrowing capacity, was 31.5% of total assets, or $975 million in excess of the internally-set minimum target ratio of 4%.
Arrow did not experience any significant liquidity constraints in the six-month period ended June 30, 2020 and did not experience any such constraints in recent prior years. Arrow has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

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
The Company has performed parallel CECL reserve calculations as of December 31, 2019, March 31, 2020 and June 30, 2020. The Company has also developed a control framework and continues to monitor updates to financial reporting requirements and regulatory guidance, and evaluates the impact on the consolidated financial statements, disclosures, processes and internal controls.
Based on the December 31, 2019 parallel run, review of the portfolio, including the composition, characteristics and quality of the underlying loans, and the prevailing economic conditions and forecasts as of the adoption date, the Company believes the adjustment to retained earnings related to the initial adoption of CECL will result in an immaterial impact. Assuming the CECL reserve for credit losses was recorded, Arrow would still remain a well-capitalized financial institution. Regulators have developed two deferral options related to the adoption of CECL and the resulting computation of regulatory capital ratios. The initial deferral method, the 2019 CECL Rule, allows a financial institution to elect a three-year deferral of the initial CECL adoption amount for the computation of regulatory capital. An additional deferral method, the Interim Final Rule, allows a financial institution that implements CECL before the end of 2020, the option to delay for two years an estimate of CECL's effect on regulatory capital, followed by a three-year transition period. Arrow is in the process of evaluating these deferral methods.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2020 Compared With
Three Months Ended June 30, 2019

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Net Income	$9,159	$8,934	$225	2.5%
Diluted Earnings Per Share	0.61	0.60	0.01	1.7%
Return on Average Assets	1.07%	1.20%	(0.13)%	(10.8)%
Return on Average Equity	11.64%	12.79%	(1.15)%	(9.0)%

Net income was $9.2 million and diluted earnings per share (EPS) of $.61 for the second quarter of 2020, compared to net income of $8.9 million and diluted EPS of $.60 for the second quarter of 2019. Return on average assets (ROA) for the second quarter of 2020 was 1.07%, up from 1.20% in the second quarter of 2019. In addition, return on average equity (ROE) decreased to 11.64% for the second quarter of 2020, down from 12.79% in the second quarter of 2019.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Interest and Dividend Income	$28,002	$27,227	$775	2.8%
Interest Expense	3,160	5,520	(2,360)	(42.8)%
Net Interest Income	24,842	21,707	3,135	14.4%
Average Earning Assets(1)	3,281,223	2,865,085	416,138	14.5%
Average Interest-Bearing Liabilities	2,457,690	2,235,462	222,228	9.9%

Yield on Earning Assets(1)	3.43%	3.81%	(0.38)	(10.0)%
Cost of Interest-Bearing Liabilities	0.52	0.99	(0.47)	(47.5)
Net Interest Spread	2.91	2.82	0.09	3.2
Net Interest Margin	3.05	3.04	0.01	0.3
(1) Includes Nonaccrual Loans.

Net interest income for the recently completed quarter increased by $3.1 million, or 14.4%, from the second quarter of 2019, due to a variety of factors including; balance sheet growth, lower market rates, and a more favorable funding mix, with higher deposit balances and lower wholesale borrowings. Total loans increased $147.7 million in the second quarter of 2020, mostly the result of $140.0 million of Small Business Administration's Paycheck Protection Program loans. At June 30, 2020, deposit balances reached $3.1 billion, up $565.0 million, or 22.6%, from the prior-year level. Noninterest-bearing deposits represented 21.8% of total deposits at June 30, 2020, compared to 18.7% of total deposits on June 30, 2019. Net interest margin increased 1 basis points in the second quarter of 2020 to 3.05%, from 3.04% during the second quarter of 2019. Average earning asset yields were 38 basis points lower as compared to the second quarter of 2019 due primarily to the decrease in market rates as well as the addition of the Paycheck Protection Program loans. The cost of interest-bearing liabilities decreased 47 basis points from the quarter ended June 30, 2019. The Company defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 59, the provision for loan losses for the second quarter of 2020 was $3.04 million, compared to a provision of $455 thousand for the second quarter of 2019.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Three Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Income From Fiduciary Activities	$2,135	$2,252	$(117)	(5.2)%
Fees for Other Services to Customers	2,278	2,545	(267)	(10.5)%
Insurance Commissions	1,732	1,935	(203)	(10.5)%
Net (Loss) Gain on Securities Transactions	(106)	—	(106)	100.0%
Net Gain on the Sale of Loans	547	140	407	290.7%
Other Operating Income	578	24	554	2,308.3%
Total Noninterest Income	$7,164	$6,896	$268	3.9%

Total noninterest income in the current quarter was $7.2 million, an increase of $268 thousand from the comparable quarter of 2019. Income from fiduciary activities for the second quarter of 2020 decreased by $117 thousand, or 5.2% from the second quarter of 2019. The decrease was the result of increased competition as well as market value fluctuation of assets under management. Fees for other services to customers were $2.3 million for the second quarter of 2020. Insurance commissions decreased to $1.7 million for the second quarter of 2020 compared to $1.9 million for the second quarter of 2019, due primarily to a decline in the employee benefits sector of the business. Net loss on security transactions of $106 thousand for the first quarter of 2020 was the result in the decrease in the fair value of equity securities. Net gain on the sale of loans in the second quarter of 2020 increased by $407 thousand from the second quarter of 2019. The change was a result of favorable market conditions leading to an increase in loan sale volume. See page 52 for the discussion of loan sales. Other operating income increased $0.6 million from the comparable quarter in 2019, primarily the result of fees received as part of interest rate swap agreements.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Three Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Salaries and Employee Benefits	$10,212	9,727	$485	5.0%
Occupancy Expense of Premises, Net	1,345	1,279	66	5.2%
Technology and Equipment Expense	3,227	3,243	(16)	(0.5)%
FDIC and FICO Assessments	242	212	30	14.2%
Amortization	57	44	13	29.5%
Other Operating Expense	2,162	2,403	(241)	(10.0)%
Total Noninterest Expense	$17,245	$16,908	$337	2.0%
Efficiency Ratio	53.06%	58.19%	(5.13)	(8.8)%

Noninterest expense for the second quarter of 2020 was $17.2 million, an increase of $0.3 million, or 2.0%, from the second quarter of 2019. Salaries and benefit expenses increased $0.5 million, or 5.0%, from the comparable quarter in 2019. The increase in salaries and benefits was primarily due to the increase in the cost of health insurance benefits.
The efficiency ratio continues to be solid at 53.06% for the second quarter of 2020 and 58.19% for the comparable 2019 quarter. The efficiency ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect an institution's operating efficiency. The Company calculates the efficiency ratio as the ratio of noninterest expense (excluding, under the Company's definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 43 of this Report under the heading "Use of Non-GAAP Financial Measures" and the related tabular information and notes on pages 44 through 47 of this Report. The efficiency ratio included by the Federal Reserve Board in its "Bank Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does the Company's calculation), but unlike the Company's ratio does not exclude intangible asset amortization from the numerator. The Company's efficiency ratios in recent periods have generally compared favorably to the ratios of the peer group as disclosed in the Federal Reserve Performance Reports (see page 42 for a discussion of the peer group). For the three-month period ended March 31, 2020 (the most recent reporting period for which peer group information is available), the peer group's efficiency ratio was 63.68% compared to the Company's ratio of 57.13% (not adjusted for the definitional difference).

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Provision for Income Taxes	$2,562	$2,306	$256	11.1%
Effective Tax Rate	21.9%	20.5%	1.4	6.8%

The increase in the effective tax rate in the three months ended June 30, 2020 over the three months ended June 30, 2019 was primarily due to the reduction of tax exempt investments held and the related investment income combined with the reduced tax benefit related to stock based compensation.
.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2020 Compared With
Six Months Ended June 30, 2019

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Net Income	$17,286	$17,668	$(382)	(2.2)%
Diluted Earnings Per Share	1.15	1.18	(0.03)	(2.5)
Return on Average Assets	1.05%	1.19%	(0.14)%	(11.8)
Return on Average Equity	11.16%	12.88%	(1.72)%	(13.4)

Net income was $17.3 million and diluted earnings per share (EPS) of $1.15 for the first six months of 2020, compared to net income of $17.7 million and diluted EPS of $1.18 for the first six months of 2019. Return on average assets (ROA) for the first six months of 2020 was 1.05%, a decrease from 1.19% for the first six months of 2019. In addition, return on average equity (ROE) decreased to 11.16% for the first six months of 2020 from 12.88% for the first six months of 2019.

The following narrative discusses the period-to-period changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Interest and Dividend Income	$56,228	$53,440	$2,788	5.2%
Interest Expense	8,380	10,612	(2,232)	(21.0)%
Net Interest Income	47,848	42,828	5,020	11.7%
Average Earning Assets (1)	3,156,052	2,856,573	299,479	10.5%
Average Interest-Bearing Liabilities	2,410,103	2,229,963	180,140	8.1%

Yield on Earning Assets (1)	3.58%	3.77%	(0.19)%	(5.0)%
Cost of Interest-Bearing Liabilities	0.70	0.96	(0.26)%	(27.1)%
Net Interest Spread	2.88	2.81	0.07%	2.5%
Net Interest Margin	3.05	3.02	0.03%	1.0%
(1) Includes Nonaccrual Loans
Net interest income, for the six-month period ended June 30, 2020 increased by $5.0 million or 11.7%, over the six-month period ended June 30, 2019. For the first six months of 2020, net interest margin increased to 3.05% from 3.02% for the comparable period of 2019. The cost of interest-bearing liabilities have decreased to 0.70% from 0.96% for the comparable prior period due largely to the decrease in market rates in the current year. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 59, the provision for loan losses for the first six months of 2020 was $5.81 million, compared to a provision of $0.93 million for the 2019 period.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Income From Fiduciary Activities	4,348	4,359	$(11)	(0.3)%
Fees for Other Services to Customers	4,729	4,947	(218)	(4.4)
Insurance Commissions	3,364	3,654	(290)	(7.9)
Net (Loss) Gain on Securities	(480)	76	(556)	(731.6)
Net Gain on the Sale of Loans	760	244	516	211.5
Other Operating Income	2,137	503	1,634	324.9
Total Noninterest Income	$14,858	$13,783	$1,075	7.8%

Total noninterest income in the first six months of 2020 was $14.9 million, an increase of $1.1 million, or 7.8%, from total noninterest income of $13.8 million for the first six months of 2019. Fees for other services to customers, the largest segment of noninterest income, were $4.7 million. Income from fiduciary activities for the first six months of 2020 was consistent with 2019. Insurance commissions declined 7.9% to $3.4 million for the first six months of 2020, compared to $3.7 million in the first six months of 2019, due primarily to the increased competition in the employee benefits sectors of the business. Net loss on securities were $480 thousand in the first six months of 2020 compared to a net gain of $76 thousand for the first six months of 2019. This was the result of a decrease in the fair value of equity securities. Net gain on the sale of loans in the first six months of 2020 increased by $516 thousand, or 211.5% from the first six months of 2019. The change was a result of favorable market conditions leading to an increase in loan sale volume. See page 52 for the discussion of loan sales. Other operating income was $2.1 million, an increase of 324.9% from the comparative six month period of 2019. The increase is primarily the result of $1.1 million of fees received as part of interest rate swap agreements in 2020 and a loss on the disposal of fixed assets that occurred in 2019.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Salaries and Employee Benefits	$20,595	$19,046	$1,549	8.1%
Occupancy Expense of Premises, Net	2,794	2,699	95	3.5
Technology and Equipment Expense	6,579	6,384	195	3.1
FDIC and FICO Assessments	461	424	37	8.7
Amortization	115	124	(9)	(7.3)
Other Operating Expense	4,455	4,883	(428)	(8.8)
Total Noninterest Expense	$34,999	$33,560	$1,439	4.3
Efficiency Ratio	54.72%	58.37%	(3.65)	(6.3)

Noninterest expense for the first six months of 2020 was $35.0 million, an increase of $1.4 million, or 4.3%, from the expense for the first six months of 2019. Salaries and employee benefits expense increased 8.1% in the first six months of 2020 over the 2019 period, primarily driven by increased benefit costs. Pursuant to ASU 2017-07 Compensation-Retirement Benefits, Arrow has reclassified the non-service cost components of retirement plans from salaries and benefits to other operating expenses. Occupancy expense of premises have increased $95.0 thousand, or 3.5%, for the first six months of 2020 in comparison to the first six months of 2019. Technology and Equipment Expense increased by $0.2 million, or 3.1%, as compared to the 2019 period.
The Company's efficiency ratio was 54.71% for the first six months of 2020 and 58.37% for the comparable 2019 period. This ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect operating efficiency. The Company calculates the efficiency ratio as the ratio of noninterest expense (excluding, under the Company's definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 43 of this Report under the heading "Use of Non-GAAP Financial Measures" and the related tabular information and notes on pages 44 through 47 of this Report
Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Provision for Income Taxes	$4,609	$4,456	$153	3.4%
Effective Tax Rate	21.1%	20.1%	1.0	5.0

The increase in the effective tax rate in the first six months of 2020 over the first nine months of 2019 was primary due to the reduction of tax exempt investments held and the related investment income combined with the reduced tax benefit related to stock based compensation.
.

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
As of June 30, 2020:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(1.39)%	(0.24)%
Calculated change in Net Interest Income - Year 2	(0.28)%	(9.24)%

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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective. Further, there were no changes made in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1.A.
Risk Factors
The Risk Factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the risk factor included in Item 8.01 of the Company's Current Report on Form 8-K filed April 24, 2020, continue to represent the most significant risks to the Company's future results of operations and financial conditions, without further modification or amendment.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow during the three months ended June 30, 2020 of common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Second Quarter 2020 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
April	2,850	$26.88	—	$3,493,345
May	901	26.74	—	3,493,345
June	17,888	28.27	—	3,493,345
Total	21,639	28.02	—
1 The total number of shares purchased by the Company and the average price paid per share listed in columns (A) and (B) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans in connection with their stock-for-stock exercise of such options and (iii) shares purchased under the publicly-announced 2020 Repurchase Program. In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow through such methods: April - DRIP purchases (2,850 shares); May - DRIP purchases (901 shares); and June - DRIP purchases (17,888 shares.)
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs. Our only publicly-announced stock repurchase program in effect for the second quarter of 2020 was the 2020 Repurchase Program approved by the Board of Directors and announced in October 2019, under which the Board authorized management, in its discretion, to repurchase from time to time during calendar year 2020, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions.
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
ARROW FINANCIAL CORPORATION
Registrant

August 6, 2020	/s/Thomas J. Murphy
Date	Thomas J. Murphy
President and Chief Executive Officer

August 6, 2020	/s/Edward J. Campanella
Date	Edward J. Campanella
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)