Form 10-Q
period 2020-09-30
ARROW FINANCIAL CORP
filed 2020-11-05
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. __			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2020
Common Stock, par value $1.00 per share	15,491,432

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2020	December 31, 2019	September 30, 2019
ASSETS
Cash and Due From Banks	$54,286	$47,035	$65,882
Interest-Bearing Deposits at Banks	396,380	23,186	26,416
Investment Securities:
Available-for-Sale at Fair Value	374,928	357,334	314,182
Held-to-Maturity (Approximate Fair Value of $233,501 at September 30, 2020; $249,618 at December 31, 2019; and $259,128 at September 30, 2019)	224,799	245,065	255,095
Equity Securities	1,511	2,063	1,996
FHLB and Federal Reserve Bank Stock	5,574	10,317	6,627
Loans	2,592,455	2,386,120	2,335,591
Allowance for Loan Losses	(28,446)	(21,187)	(20,931)
Net Loans	2,564,009	2,364,933	2,314,660
Premises and Equipment, Net	42,075	40,629	40,228
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	1,789	1,661	1,713
Other Assets	90,460	70,179	64,150
Total Assets	$3,777,684	$3,184,275	$3,112,822
LIABILITIES
Noninterest-Bearing Deposits	$690,232	$484,944	$516,876
Interest-Bearing Checking Accounts	912,980	689,221	801,446
Savings Deposits	1,354,956	1,046,568	929,691
Time Deposits over $250,000	112,555	123,968	96,770
Other Time Deposits	194,135	271,353	269,764
Total Deposits	3,264,858	2,616,054	2,614,547
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	73,949	51,099	72,869
Federal Home Loan Bank Overnight Advances	—	130,000	48,000
Federal Home Loan Bank Term Advances	50,000	30,000	30,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	5,228	5,254	5,263
Other Liabilities	37,989	30,140	29,915
Total Liabilities	3,452,024	2,882,547	2,820,594
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at September 30, 2020, December 31, 2019 and September 30, 2019	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (20,194,474 Shares Issued at September 30, 2020 and 19,606,449 at December 31, 2019 and September 30, 2019)	20,194	19,606	19,606
Additional Paid-in Capital	353,062	335,355	334,597
Retained Earnings	33,434	33,218	27,375
Unallocated ESOP Shares (None at September 30, 2020 and December 31, 2019 and 5,151 Shares at September 30, 2019)	—	—	(100)
Accumulated Other Comprehensive Loss	(253)	(6,357)	(8,979)
Treasury Stock, at Cost (4,705,102 Shares at September 30, 2020; 4,608,258 Shares at December 31, 2019 and 4,632,657 Shares at September 30, 2019)	(80,777)	(80,094)	(80,271)
Total Stockholders’ Equity	325,660	301,728	292,228
Total Liabilities and Stockholders’ Equity	$3,777,684	$3,184,275	$3,112,822
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$24,706	$24,620	$74,657	$70,543
Interest on Deposits at Banks	64	182	229	572
Interest and Dividends on Investment Securities:
Fully Taxable	1,557	2,018	5,621	6,671
Exempt from Federal Taxes	969	1,132	3,017	3,606
Total Interest and Dividend Income	27,296	27,952	83,524	81,392
INTEREST EXPENSE
Interest-Bearing Checking Accounts	264	500	1,061	1,435
Savings Deposits	806	2,317	4,450	5,926
Time Deposits over $250,000	292	451	1,263	1,362
Other Time Deposits	576	1,255	2,360	3,099
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	17	28	55	75
Federal Home Loan Bank Advances	219	820	865	3,513
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	173	250	574	780
Interest on Financing Leases	49	28	148	71
Total Interest Expense	2,396	5,649	10,776	16,261
NET INTEREST INCOME	24,900	22,303	72,748	65,131
Provision for Loan Losses	2,271	518	8,083	1,445
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,629	21,785	64,665	63,686
NONINTEREST INCOME
Income From Fiduciary Activities	2,265	2,212	6,613	6,571
Fees for Other Services to Customers	2,619	2,623	7,348	7,570
Insurance Commissions	1,713	1,936	5,077	5,590
Net (Loss) Gain on Securities	(72)	146	(552)	222
Net Gain on Sales of Loans	1,433	257	2,193	501
Other Operating Income	739	517	2,876	1,020
Total Noninterest Income	8,697	7,691	23,555	21,474
NONINTEREST EXPENSE
Salaries and Employee Benefits	10,408	10,015	31,003	29,061
Occupancy Expenses, Net	1,427	1,324	4,221	4,023
Technology and Equipment Expense	3,228	3,305	9,807	9,689
FDIC Assessments	309	(480)	770	(56)
Other Operating Expense	2,115	2,627	6,685	7,634
Total Noninterest Expense	17,487	16,791	52,486	50,351
INCOME BEFORE PROVISION FOR INCOME TAXES	13,839	12,685	35,734	34,809
Provision for Income Taxes	2,793	2,618	7,402	7,074
NET INCOME	$11,046	$10,067	$28,332	$27,735
Average Shares Outstanding [1]:
Basic	15,472	15,404	15,453	15,375
Diluted	15,481	15,441	15,467	15,417
Per Common Share:
Basic Earnings	$0.71	$0.65	$1.83	$1.80
Diluted Earnings	0.71	0.65	1.83	1.80

    1 2019 Share and Per Share Amounts have been restated for the September 25, 2020 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net Income	$11,046	$10,067	$28,332	$27,735
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding (Losses) Gains Arising During the Period	(296)	499	5,823	4,323
Net Unrealized Gain on Cash Flow Hedge Agreements	238	—	37	—
Amortization of Net Retirement Plan Actuarial Loss	42	127	127	381
Amortization of Net Retirement Plan Prior Service Cost	39	42	117	127
Other Comprehensive Income	23	668	6,104	4,831
Comprehensive Income	$11,069	$10,735	$34,436	$32,566

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Nine Month Period Ended September 30, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2019	$19,606	$335,355	$33,218	$—	$(6,357)	$(80,094)	$301,728
Net Income	—	—	28,332	—	—	—	28,332
Other Comprehensive Income	—	—	—	—	6,104	—	6,104
3% Stock Dividend (588,025 Shares)	588	15,818	(16,406)	—	—	—	—
Cash Dividends Paid, $.757 per Share	—	—	(11,710)	—	—	—	(11,710)
Stock Options Exercised, Net (26,039 Shares)	—	344	—	—	—	252	596
Shares Issued Under the Directors’ Stock Plan (4,245 Shares)	—	83	—	—	—	42	125
Shares Issued Under the Employee Stock Purchase Plan (13,697 Shares)	—	260	—	—	—	132	392
Shares Issued for Dividend Reinvestment Plans (48,473 Shares)	—	887	—	—	—	462	1,349
Stock-Based Compensation Expense	—	315	—	—	—	—	315
Purchase of Treasury Stock (52,257 Shares)	—	—	—	—	—	(1,571)	(1,571)
Balance at September 30, 2020	$20,194	$353,062	$33,434	$—	$(253)	$(80,777)	$325,660

	Three Month Period Ended September 30, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at June 30, 2020	$19,606	$336,643	$42,704	$—	$(276)	$(80,990)	$317,687
Net Income	—	—	11,046	—	—	—	11,046
Other Comprehensive Income	—	—	—	—	23	—	23
3% Stock Dividend (588,025 Shares)	588	15,818	(16,406)	—	—	—	—
Cash Dividends Paid, $.252 per Share	—	—	(3,910)	—	—	—	(3,910)
Stock Options Exercised, Net (8,884 Shares)	—	107	—	—	—	81	188
Shares Issued Under the Employee Stock Purchase Plan (4,739 Shares)	—	84	—	—	—	43	127
Shares Issued for Dividend Reinvestment Plans (16,443 Shares)	—	304	—	—	—	153	457
Stock-Based Compensation Expense	—	106	—	—	—	—	106
Purchase of Treasury Stock (2,236 Shares)	—	—	—	—	—	(64)	(64)
Balance at September 30, 2020	$20,194	$353,062	$33,434	$—	$(253)	$(80,777)	$325,660

	Nine Month Period Ended September 30, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2018	$19,035	314,533	29,257	(100)	$(13,810)	$(79,331)	$269,584
Net Income	—	—	27,735	—	—	—	27,735
Other Comprehensive Income	—	—	—	—	4,831	—	4,831
3% Stock Dividend (570,884 Shares)	571	17737	(18,308)	—	—	—	—
Cash Dividends Paid, $.735 per Share [1]	—	—	(11,309)	—	—	—	(11,309)
Stock Options Exercised, Net (76,775 Shares)	—	802	—	—	—	838	1,640
Shares Issued Under the Directors’ Stock Plan (3,997 Shares)	—	86	—	—	—	44	130
Shares Issued Under the Employee Stock Purchase Plan (11,403 Shares)	—	236	—	—	—	124	360
Shares Issued for Dividend Reinvestment Plans (39,078 Shares)	—	911	—	—	—	422	1,333
Stock-Based Compensation Expense	—	292	—	—	—	—	292
Purchase of Treasury Stock (70,711 Shares)	—	—	—	—	—	(2,368)	(2,368)
Balance at September 30, 2019	$19,606	$334,597	$27,375	$(100)	$(8,979)	$(80,271)	$292,228

	Three Month Period Ended September 30, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at June 30, 2019	$19,035	$316,229	$39,397	$(100)	$(9,647)	$(80,265)	$284,649
Net Income	—	—	10,067	—	—	—	10,067
Other Comprehensive Income	—	—	—	—	668	—	668
3% Stock Dividend (570,884 Shares)	571	17,737	(18,308)	—	—	—	—
Cash Dividends Paid, $.245 per Share [1]	—	—	(3,781)	—	—	—	(3,781)
Stock Options Exercised, Net (14,063 Shares)	—	164	—	—	—	151	315
Shares Issued Under the Employee Stock Purchase Plan (3,455 Shares)	—	73	—	—	—	37	110
Shares Issued for Dividend Reinvestment Plans (12,380 Shares)	—	296	—	—	—	133	429
Stock-Based Compensation Expense	—	98	—	—	—	—	98
Purchase of Treasury Stock (10,151 Shares)	—	—	—	—	—	(327)	(327)
Balance at September 30, 2019	$19,606	$334,597	$27,375	$(100)	$(8,979)	$(80,271)	$292,228

1 Cash dividends paid per share have been adjusted for the September 25, 2020 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2020	2019
Net Income	$28,332	$27,735
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	8,083	1,445
Depreciation and Amortization	4,669	3,994
Net Loss (Gain) on Securities Transactions	552	(222)
Loans Originated and Held-for-Sale	(60,335)	(20,612)
Proceeds from the Sale of Loans Held-for-Sale	52,099	19,424
Net Gain on the Sale of Loans	(2,193)	(501)
Net (Gain) Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(157)	798
Contributions to Retirement Benefit Plans	(540)	(492)
Deferred Income Tax Benefit	(2,255)	(644)
Shares Issued Under the Directors’ Stock Plan	125	130
Stock-Based Compensation Expense	315	292
Tax Benefit from Exercise of Stock Options	41	199
Net Increase in Other Assets	(5,924)	(9,302)
Net Increase in Other Liabilities	4,751	10,480
Net Cash Provided By Operating Activities	27,563	32,724
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	75,449	79,077
Purchases of Securities Available-for-Sale	(86,832)	(70,418)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	26,570	31,161
Purchases of Securities Held-to-Maturity	(6,848)	(3,398)
Net Increase in Loans	(197,577)	(140,360)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	2,332	1,282
Purchase of Premises and Equipment	(3,639)	(6,698)
Net Decrease in Other Investments	4,743	8,879
Purchase of Bank Owned Life Insurance	(12,000)	—
Net Cash Used By Investing Activities	(197,802)	(100,475)
Cash Flows from Financing Activities:
Net Increase in Deposits	648,804	268,963
Net Decrease in Short-Term Federal Home Loan Bank Borrowings	(130,000)	(186,000)
Net Increase in Short-Term Borrowings	22,850	18,210
Finance Lease Payments	(26)	(19)
Federal Home Loan Bank Advances	40,000	—
Repayments of Federal Home Loan Bank Term Advances	(20,000)	(15,000)
Purchase of Treasury Stock	(1,571)	(2,368)
Stock Options Exercised, Net	596	1,640
Shares Issued Under the Employee Stock Purchase Plan	392	360
Shares Issued for Dividend Reinvestment Plans	1,349	1,333
Cash Dividends Paid	(11,710)	(11,309)
Net Cash Provided By Financing Activities	550,684	75,810
Net Increase in Cash and Cash Equivalents	380,445	8,059
Cash and Cash Equivalents at Beginning of Period	70,221	84,239
Cash and Cash Equivalents at End of Period	$450,666	$92,298

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$11,367	$15,329
Income Taxes	8,369	7,131
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	711	1,530

See Notes to Unaudited Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow, the Company, we, or us), the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2020, December 31, 2019 and September 30, 2019; the results of operations for the three and nine month periods ended September 30, 2020 and 2019; the consolidated statements of comprehensive income for the three and nine month periods ended September 30, 2020 and 2019; the changes in stockholders' equity for the three and nine month periods ended September 30, 2020 and 2019; and the cash flows for the nine month periods ended September 30, 2020 and 2019. All such adjustments are of a normal recurring nature.

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

The following accounting standards have been adopted in the first nine months of 2020:

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

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at September 30, 2020, December 31, 2019 and September 30, 2019:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
September 30, 2020
Available-For-Sale Securities, at Amortized Cost	$35,001	$593	$329,887	$1,000	$366,481
Gross Unrealized Gains	184	—	8,700	—	8,884
Gross Unrealized Losses	(18)	—	(219)	(200)	(437)
Available-For-Sale Securities, at Fair Value	35,167	593	338,368	800	374,928
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					308,879

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$—	$68	$7,383	$—	$7,451
From 1 - 5 Years	20,001	125	297,144	—	317,270
From 5 - 10 Years	15,000	400	25,360	1,000	41,760
Over 10 Years	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$—	$68	$7,575	$—	$7,643
From 1 - 5 Years	20,171	125	305,562	—	325,858
From 5 - 10 Years	14,996	400	25,231	800	41,427
Over 10 Years	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$29,982	$—	$13,847	$—	$43,829
12 Months or Longer	—	—	54,239	800	55,039
Total	$29,982	$—	$68,086	$800	$98,868
Number of Securities in a Continuous Loss Position	4	—	26	1	31

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$18	$—	$36	$—	$54
12 Months or Longer	—	—	183	200	383
Total	$18	$—	$219	$200	$437

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$35,001
US Agency Obligations, at Fair Value	35,167
US Government Agency Securities, at Amortized Cost			$69,575
US Government Agency Securities, at Fair Value			69,407
Government Sponsored Entity Securities, at Amortized Cost			260,312
Government Sponsored Entity Securities, at Fair Value			268,961

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2019
Available-For-Sale Securities, at Amortized Cost	$5,002	$764	$349,944	$1,000	$356,710
Gross Unrealized Gains	52	—	1,852	—	1,904
Gross Unrealized Losses	—	—	(1,080)	(200)	(1,280)
Available-For-Sale Securities, at Fair Value	5,054	764	350,716	800	357,334
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					164,426

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$52,491	$—	$52,491
12 Months or Longer	—	—	97,164	800	97,964
Total	$—	$—	$149,655	$800	$150,455
Number of Securities in a Continuous Loss Position	—	—	54	1	55

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$317	$—	$317
12 Months or Longer	—	—	763	200	963
Total	$—	$—	$1,080	$200	$1,280

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$5,002
US Agency Obligations, at Fair Value	5,054
US Government Agency Securities, at Amortized Cost			$61,102
US Government Agency Securities, at Fair Value			60,616
Government Sponsored Entity Securities, at Amortized Cost			288,842
Government Sponsored Entity Securities, at Fair Value			290,100

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
September 30, 2019
Available-For-Sale Securities, at Amortized Cost	$5,003	$965	$306,374	$1,000	$313,342
Gross Unrealized Gains	53	—	1,482	—	1,535
Gross Unrealized Losses	—	—	(495)	(200)	(695)
Available-For-Sale Securities, at Fair Value	5,056	965	307,361	800	314,182
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					232,043

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$4,763	$—	$4,763
12 Months or Longer	—	—	114,483	800	115,283
Total	$—	$—	$119,246	$800	$120,046
Number of Securities in a Continuous Loss Position	—	—	48	1	49

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$70	$—	$70
12 Months or Longer	—	—	425	200	625
Total	$—	$—	$495	$200	$695

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$5,003
US Agency Obligations, at Fair Value	5,056
US Government Agency Securities, at Amortized Cost			$64,455
US Government Agency Securities, at Fair Value			64,364
Government Sponsored Entity Securities, at Amortized Cost			241,919
Government Sponsored Entity Securities, at Fair Value			242,997

The following table is the schedule of Held-To-Maturity Securities at September 30, 2020, December 31, 2019 and September 30, 2019:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
September 30, 2020
Held-To-Maturity Securities, at Amortized Cost	$195,735	$29,064	$224,799
Gross Unrealized Gains	7,488	1,257	8,745
Gross Unrealized Losses	(43)	—	(43)
Held-To-Maturity Securities, at Fair Value	203,180	30,321	233,501
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			221,844

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$15,605	$4,685	$20,290
From 1 - 5 Years	138,412	24,379	162,791
From 5 - 10 Years	40,656	—	40,656
Over 10 Years	1,062	—	1,062

Maturities of Debt Securities, at Fair Value:
Within One Year	$15,677	$4,812	$20,489
From 1 - 5 Years	143,598	25,509	169,107
From 5 - 10 Years	42,825	—	42,825
Over 10 Years	1,080	—	1,080

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,476	$—	$1,476
12 Months or Longer	—	—	—
Total	$1,476	$—	$1,476

Number of Securities in a Continuous Loss Position	4	—	4

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$42	$—	$42
12 Months or Longer	1	—	1
Total	$43	$—	$43

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$10,669
US Government Agency Securities, at Fair Value		11,049
Government Sponsored Entity Securities, at Amortized Cost		18,395
Government Sponsored Entity Securities, at Fair Value		19,272

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2019
Held-To-Maturity Securities, at Amortized Cost	$208,243	$36,822	$245,065
Gross Unrealized Gains	4,170	477	4,647
Gross Unrealized Losses	(94)	—	(94)
Held-To-Maturity Securities, at Fair Value	212,319	37,299	249,618
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			237,969

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,438	$—	$1,438
12 Months or Longer	1,994	—	1,994
Total	$3,432	$—	$3,432
Number of Securities in a Continuous Loss Position	10	—	10

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$85	$—	$85
12 Months or Longer	9	—	9
Total	$94	$—	$94

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$1,703
US Government Agency Securities, at Fair Value		1,720
Government Sponsored Entity Securities, at Amortized Cost		35,119
Government Sponsored Entity Securities, at Fair Value		35,579

September 30, 2019
Held-To-Maturity Securities, at Amortized Cost	$215,661	$39,434	$255,095
Gross Unrealized Gains	3,669	408	4,077
Gross Unrealized Losses	(34)	(10)	(44)
Held-To-Maturity Securities, at Fair Value	219,296	39,832	259,128
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			244,373

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$763	$3,082	$3,845
12 Months or Longer	6,764	1,711	8,475
Total	$7,527	$4,793	$12,320
Number of Securities in a Continuous Loss Position	19	19	38

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1	$9	$10
12 Months or Longer	33	1	34
Total	$34	$10	$44

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$1,844
US Government Agency Securities, at Fair Value		1,854
Government Sponsored Entity Securities, at Amortized Cost		37,590
Government Sponsored Entity Securities, at Fair Value		37,978

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for September 30, 2020, December 31, 2019 and September 30, 2019, do not reflect any deterioration of the credit worthiness of the issuing entities.
 U.S. government agency securities, including mortgage-backed securities, are all rated AAA by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  Credit analysis is performed in-house based upon data that has been submitted by the issuers to the New York State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to September 30, 2020, there were no securities downgraded below investment grade.
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
Pledged securities in the tables above are primarily used to collateralize state and municipal deposits, as required under New York State law. A portion of the pledged securities are used to collateralize repurchase agreements and pooled deposits of our trust customers.

The following table is the schedule of Equity Securities at September 30, 2020, December 31, 2019 and September 30, 2019:

Equity Securities

	September 30, 2020	December 31, 2019	September 30, 2019
Equity Securities, at Fair Value	$1,511	$2,063	$1,996

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the three and nine month periods ended September 30, 2020 and 2019:

	Quarterly Period Ended:		Year-to-Date Period Ended:
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net (Loss) Gain on Equity Securities	$(72)	$146	$(552)	$222
Less: Net gain (loss) recognized during the reporting period on equity securities sold during the period	—	—	—	—
Unrealized net (loss) gain recognized during the reporting period on equity securities still held at the reporting date	$(72)	$146	$(552)	$222

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of September 30, 2020, December 31, 2019 and September 30, 2019 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $10,580, $150 and $1,905 as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2020
Loans Past Due 30-59 Days	$43	$—	$4,238	$428	$4,709
Loans Past Due 60-89 Days	79	85	2,853	765	3,782
Loans Past Due 90 or more Days	22	1,475	1,303	1,517	4,317
Total Loans Past Due	144	1,560	8,394	2,710	12,808
Current Loans	275,777	539,673	841,132	923,065	2,579,647
Total Loans	$275,921	$541,233	$849,526	$925,775	$2,592,455

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$121	$121
Nonaccrual Loans	72	1,475	1,559	2,898	6,004

December 31, 2019
Loans Past Due 30-59 Days	$150	$—	$5,670	$152	$5,972
Loans Past Due 60-89 Days	42	266	2,700	2,027	5,035
Loans Past Due 90 or more Days	21	326	445	1,807	2,599
Total Loans Past Due	213	592	8,815	3,986	13,606
Current Loans	150,447	509,949	802,383	909,735	2,372,514
Total Loans	$150,660	$510,541	$811,198	$913,721	$2,386,120

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$253	$253
Nonaccrual Loans	81	326	663	2,935	4,005

September 30, 2019
Loans Past Due 30-59 Days	$99	$—	$5,216	$241	$5,556
Loans Past Due 60-89 Days	48	30	1,624	1,011	2,713
Loans Past Due 90 or more Days	—	328	415	2,387	3,130
Total Loans Past Due	147	358	7,255	3,639	11,399
Current Loans	141,988	497,725	798,542	885,937	2,324,192
Total Loans	$142,135	$498,083	$805,797	$889,576	$2,335,591

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$86	$980	$1,066
Nonaccrual Loans	28	465	564	2,408	3,465

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

Consumer Loans - Included in this category are automobile loans. The Company primarily finances the purchases of automobiles indirectly through dealer relationships located throughout upstate New York and Vermont. Most of these indirect consumer loans carry a fixed rate of interest with principal repayment terms typically ranging from one to five years. Indirect consumer loans are underwritten on a secured basis using the underlying collateral being financed. The Company also offers a variety of consumer installment loans to finance personal expenditures. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from one to five years, based upon the nature of the collateral and the size of the loan. In addition to installment loans, the Company also offers personal lines of credit and overdraft protection. Several of these consumer loans are unsecured, which carry a higher risk of loss.

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

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
June 30, 2020	$1,917	$8,361	$10,639	$5,383	$26,300
Charge-offs	(17)	(5)	(370)	—	(392)
Recoveries	—	—	267	—	267
Provision	419	1,013	609	230	2,271
September 30, 2020	$2,319	$9,369	$11,145	$5,613	$28,446

June 30, 2019	$1,231	$5,459	$9,654	$4,351	$20,695
Charge-offs	(11)	—	(351)	(40)	(402)
Recoveries	—	—	120	—	120
Provision	42	162	263	51	518
September 30, 2019	$1,262	$5,621	$9,686	$4,362	$20,931

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2019	$1,386	$5,830	$9,408	$4,563	$21,187
Charge-offs	(37)	(5)	(1,268)	(50)	(1,360)
Recoveries	3	—	533	—	536
Provision	967	3,544	2,472	1,100	8,083
September 30, 2020	$2,319	$9,369	$11,145	$5,613	$28,446

December 31, 2018	$1,218	$5,644	$8,882	$4,452	$20,196
Charge-offs	(12)	(29)	(1,137)	(54)	(1,232)
Recoveries	98	—	424	—	522
Provision	(42)	6	1,517	(36)	1,445
September 30, 2019	$1,262	$5,621	$9,686	$4,362	$20,931

September 30, 2020
Allowance for loan losses - Loans Individually Evaluated for Impairment	$18	$—	$—	$28	$46
Allowance for loan losses - Loans Collectively Evaluated for Impairment	2,301	9,369	11,145	5,585	28,400
Ending Loan Balance - Individually Evaluated for Impairment	47	1,128	124	1,427	2,726
Ending Loan Balance - Collectively Evaluated for Impairment	$275,874	$540,105	$849,402	$924,348	$2,589,729

December 31, 2019
Allowance for loan losses - Loans Individually Evaluated for Impairment	$5	$—	$—	$42	$47
Allowance for creditlosses - Loans Collectively Evaluated for Impairment	1,381	5,830	9,408	4,521	21,140
Ending Loan Balance - Individually Evaluated for Impairment	35	—	107	959	1,101
Ending Loan Balance - Collectively Evaluated for Impairment	$150,625	$510,541	$811,091	$912,762	$2,385,019

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2019
Allowance for loan losses - Loans Individually Evaluated for Impairment	$5	$—	$—	$—	$5
Allowance for credit losses - Loans Collectively Evaluated for Impairment	1,257	5,621	9,686	4,362	20,926
Ending Loan Balance - Individually Evaluated for Impairment	36	—	113	575	724
Ending Loan Balance - Collectively Evaluated for Impairment	$142,099	$498,083	$805,684	$889,001	$2,334,867

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

The following table presents the credit quality indicators by loan category at September 30, 2020, December 31, 2019 and September 30, 2019:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2020
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$264,094	$493,982			$758,076
Special Mention	1,485	12,620			14,105
Substandard	10,342	34,631			44,973
Doubtful	—	—			—

Credit Risk Profile Based on Payment Activity:
Performing			$847,967	$922,756	$1,770,723
Nonperforming			1,559	3,019	4,578

December 31, 2019
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$144,283	$484,267			$628,550
Special Mention	32	263			295
Substandard	6,345	26,011			32,356
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$810,535	$910,533	$1,721,068
Nonperforming			663	3,188	3,851

September 30, 2019
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$135,355	$471,637			$606,992
Special Mention	107	2,484			2,591
Substandard	6,673	23,962			30,635
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$805,147	$886,188	$1,691,335
Nonperforming			650	3,388	4,038

For the purposes of the table above, nonperforming consumer and residential loans are those loans on nonaccrual status or are 90 days or more past due and still accruing interest.
The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $1.3 million.
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

Impaired Loans

The following table presents information on impaired loans as of September 30, 2020, December 31, 2019 and September 30, 2019 based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2020
Recorded Investment:
With No Related Allowance	$—	$1,124	$124	$1,178	$2,426
With a Related Allowance	46	—	—	249	295
Unpaid Principal Balance:
With No Related Allowance	—	1,128	124	1,178	2,430
With a Related Allowance	47	—	—	249	296

December 31, 2019
Recorded Investment:
With No Related Allowance	$—	$—	$108	$699	$807
With a Related Allowance	34	—	—	260	294
Unpaid Principal Balance:
With No Related Allowance	—	—	107	699	806
With a Related Allowance	35	—	—	260	295

September 30, 2019
Recorded Investment:
With No Related Allowance	$—	$—	$114	$575	$689
With a Related Allowance	35	—	—	—	35
Unpaid Principal Balance:
With No Related Allowance	—	—	113	575	$688
With a Related Allowance	36	—	—	—	36

For the Quarter Ended:
September 30, 2020
Average Recorded Balance:
With No Related Allowance	$2	$1,127	$120	$938	$2,187
With a Related Allowance	46	—	—	253	299
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

September 30, 2019
Average Recorded Balance:
With No Related Allowance	$—	$1	$119	$1,489	$1,609
With a Related Allowance	36	—	—	—	36
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At September 30, 2020, December 31, 2019 and September 30, 2019, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where interest income was recognized on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated.

Loans Modified in Trouble Debt Restructurings During the Period
Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
September 30, 2020
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

In general, prior to the novel coronavirus (COVID-19) pandemic, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of September 30, 2020. In accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, if a short-term loan modification (e.g. six months) is made for a borrower as the result of the COVID-19 pandemic, and who was current on contractual payments as of December 31, 2019, this modification is not considered a troubled debt restructuring (TDR).

Note 4.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of September 30, 2020, December 31, 2019 and September 30, 2019:

Commitments to Extend Credit and Letters of Credit
	September 30, 2020	December 31, 2019	September 30, 2019
Notional Amount:
Commitments to Extend Credit	$364,861	$349,718	$340,976
Standby Letters of Credit	3,330	3,129	3,164
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	30	31	26

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at September 30, 2020, December 31, 2019 and September 30, 2019 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at September 30, 2020, December 31, 2019 and September 30, 2019, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three and nine month periods ended September 30, 2020 and 2019:

Schedule of Comprehensive Income
	Three Months Ended September 30			Nine Months Ended September 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2020
Net Unrealized Securities Holding (Losses) Gains on Securities Available-for-Sale Arising During the Period	$(397)	$101	$(296)	$7,823	$(2,000)	$5,823
Net Unrealized Gains on Cash Flow Swap	317	(79)	238	48	(11)	37
Amortization of Net Retirement Plan Actuarial Loss	57	(15)	42	171	(44)	127
Amortization of Net Retirement Plan Prior Service Cost	53	(14)	39	159	(42)	117
Other Comprehensive Income	$30	$(7)	$23	$8,201	$(2,097)	$6,104

2019
Net Unrealized Securities Holding Gains on Securities Available-for-Sale Arising During the Period	$668	$(169)	$499	$5,796	$(1,473)	$4,323
Amortization of Net Retirement Plan Actuarial Loss	172	(45)	127	514	(133)	381
Amortization of Net Retirement Plan Prior Service Cost	56	(14)	42	169	(42)	127
Other Comprehensive Income	$896	$(228)	$668	$6,479	$(1,648)	$4,831

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Gain (Loss)	Net Prior Service (Cost) Credit

For the Quarter-To-Date periods ended:

June 30, 2020	$6,584	$(201)	$(5,762)	$(897)	$(276)
Other comprehensive income or loss before reclassifications	(296)	238	—	—	(58)
Amounts reclassified from accumulated other comprehensive income	—	—	42	39	81
Net current-period other comprehensive income	(296)	238	42	39	23
September 30, 2020	$6,288	$37	$(5,720)	$(858)	$(253)

June 30, 2019	$127	$—	$(8,717)	$(1,057)	$(9,647)
Other comprehensive loss before reclassifications	499	—	—	—	499
Amounts reclassified from accumulated other comprehensive loss	—	—	127	42	169
Net current-period other comprehensive income	499	—	127	42	668
September 30, 2019	$626	$—	$(8,590)	$(1,015)	$(8,979)

For the Year-To-Date periods ended:

December 31, 2019	$465	$—	$(5,847)	$(975)	$(6,357)
Other comprehensive income or loss before reclassifications	5,823	37	—	—	5,860
Amounts reclassified from accumulated other comprehensive income	—	—	127	117	244
Net current-period other comprehensive income	5,823	37	127	117	6,104
September 30, 2020	$6,288	$37	$(5,720)	$(858)	$(253)

December 31, 2018	$(3,697)	$—	$(8,971)	$(1,142)	$(13,810)
Other comprehensive income or loss before reclassifications	4,323	—	—	—	4,323
Amounts reclassified from accumulated other comprehensive income	—	—	381	127	508
Net current-period other comprehensive income	4,323	—	381	127	4,831
September 30, 2019	$626	$—	$(8,590)	$(1,015)	$(8,979)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

September 30, 2020
Amortization of defined benefit pension items:
Prior-service costs	$(53)	(1)	Salaries and Employee Benefits
Actuarial loss	(57)	(1)	Salaries and Employee Benefits
	(110)		Total before Tax
	29		Provision for Income Taxes
Total reclassifications for the period	$(81)		Net of Tax

September 30, 2019
Amortization of defined benefit pension items:
Prior-service costs	$(56)	(1)	Salaries and Employee Benefits
Actuarial loss	(172)	(1)	Salaries and Employee Benefits
	(228)		Total before Tax
	59		Provision for Income Taxes
Total reclassifications for the period	$(169)		Net of Tax

For the Year-to-date periods ended:

September 30, 2020

Amortization of defined benefit pension items:
Prior-service costs	$(159)	(1)	Salaries and Employee Benefits
Actuarial loss	(171)	(1)	Salaries and Employee Benefits
	(330)		Total before Tax
	86		Provision for Income Taxes
Total reclassifications for the period	$(244)		Net of Tax

September 30, 2019
Amortization of defined benefit pension items:
Prior-service costs	$(169)	(1)	Salaries and Employee Benefits
Actuarial loss	(514)	(1)	Salaries and Employee Benefits
	(683)		Total before Tax
	175		Provision for Income Taxes
Total reclassifications for the period	$(508)		Net of Tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 6.    STOCK-BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

Arrow has established three stock-based compensation plans: a Long Term Incentive Plan, an Employee Stock Purchase Plan (ESPP) and an Employee Stock Ownership Plan (ESOP). All share and per share data have been adjusted for the September 25, 2020 3% stock dividend.

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

The following table summarizes information about stock option activity for the year to date period ended September 30, 2020.

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2020	248,495	$26.78
Granted	52,324	34.25
Exercised	(26,822)	22.23
Forfeited	(2,834)	28.79
Outstanding at September 30, 2020	271,163	28.65
Vested at Period-End	147,759	25.84
Expected to Vest	123,404	32.01

Stock Options Granted
Weighted Average Grant Date Information:
Fair Value of Options Granted	$4.84
Fair Value Assumptions:
Dividend Yield	2.90%
Expected Volatility	20.25%
Risk Free Interest Rate	1.53%
Expected Lives (in years)	6.68

The following table presents information on the amounts expensed related to stock options for the three and nine month periods ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Amount expensed	$76	$79	$227	$237

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

The following table summarizes information about restricted stock unit activity for the periods ended September 30, 2020 and 2019.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	7,721	$30.27
Granted	3,942	34.25
Non-vested at September 30, 2020	11,663	31.62

Non-vested at January 1, 2019	3,582	30.70
Granted	4,139	29.89
Non-vested at September 30, 2019	7,721	30.27

The following table presents information on the amounts expensed related to restricted stock units for the periods ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Amount expensed	$30	$19	$88	$55

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

The following tables provide the components of net periodic benefit costs for the three and nine month periods ended September 30, 2020 and 2019.

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic (Benefit) Cost
For the Three Months Ended September 30, 2020:
Service Cost [1]	$416	$102	$30
Interest Cost [2]	387	48	78
Expected Return on Plan Assets [2]	(902)	—	—
Amortization of Prior Service Cost [2]	15	11	27
Amortization of Net Loss [2]	20	37	—
Net Periodic (Benefit) Cost	$(64)	$198	$135

Plan Contributions During the Period	$—	$116	$54

For the Three Months Ended September 30, 2019:
Service Cost [1]	$382	$81	$30
Interest Cost [2]	513	54	91
Expected Return on Plan Assets [2]	(765)	—	—
Amortization of Prior Service Cost [2]	17	14	25
Amortization of Net Loss (Gain) [2]	153	29	(10)
Net Periodic Cost	$300	$178	$136

Plan Contributions During the Period	$—	$117	$51

Net Periodic Benefit Cost
For the Nine Months Ended September 30, 2020:
Service Cost [1]	$1,247	$306	$92
Interest Cost [2]	1,159	144	233
Expected Return on Plan Assets [2]	(2,706)	—	—
Amortization of Prior Service Cost [2]	47	32	80
Amortization of Net Loss [2]	61	110	—
Net Periodic (Benefit) Cost	$(192)	$592	$405

Plan Contributions During the Period	$—	$349	$191

Estimated Future Contributions in the Current Fiscal Year	$—	$—	$—

For the Nine Months Ended September 30, 2019:
Service Cost [1]	$1,146	$243	$91
Interest Cost [2]	1,253	162	273
Expected Return on Plan Assets [2]	(2,296)	—	—
Amortization of Prior Service Cost [2]	52	41	76
Amortization of Net Loss (Benefit) [2]	460	86	(32)
Net Periodic Cost	$615	$532	$408

Plan Contributions During the Period	$—	$350	$142

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

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended September 30, 2020 and 2019.  All share and per share amounts have been adjusted for the September 25, 2020, 3% stock dividend.

Earnings Per Share
	Three Months Ended		Year-to-Date Period Ended:
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Earnings Per Share - Basic:
Net Income	$11,046	$10,067	$28,332	$27,735
Weighted Average Shares - Basic	15,472	15,404	15,453	15,375
Earnings Per Share - Basic	$0.71	$0.65	$1.83	$1.80

Earnings Per Share - Diluted:
Net Income	$11,046	$10,067	$28,332	$27,735
Weighted Average Shares - Basic	15,472	15,404	15,453	15,375
Dilutive Average Shares Attributable to Stock Options	9	37	14	42
Weighted Average Shares - Diluted	15,481	15,441	15,467	15,417
Earnings Per Share - Diluted	$0.71	$0.65	$1.83	$1.80

Note 9.    FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2020, December 31, 2019 and September 30, 2019 were securities available-for-sale, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
September 30, 2020
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$35,167	$—	$35,167	$—
State and Municipal Obligations	593	—	593	—
Mortgage-Backed Securities	338,368	—	338,368	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	374,928	—	374,928	—
Equity Securities	1,511	—	1,511	—
Total Securities Measured on a Recurring Basis	376,439	—	376,439	—
Derivatives, included in other assets	6,366	—	6,366	—
Total Measured on a Recurring Basis	$382,805	$—	$382,805	$—
Liabilities:
Derivatives, included in other liabilities	6,366	—	6,366	—
Total Measured on a Recurring Basis	$6,366	$—	$6,366	$—
December 31, 2019
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$5,054	$—	$5,054	$—
State and Municipal Obligations	764	—	764	—
Mortgage-Backed Securities	350,716	—	350,716	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	357,334	—	357,334	—
Equity Securities	2,063	—	2,063	—

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total Securities Measured on a Recurring Basis	359,397	—	359,397	—
Derivatives, included in other liabilities	69	—	69	—
Total Measured on a Recurring Basis	$359,466	$—	$359,466	$—
Liabilities:
Derivatives, included in other liabilities	$69	$—	$69	$—
Total Measured on a Recurring Basis	$69	$—	$69	$—
September 30, 2019
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$5,056	$—	$5,056	$—
State and Municipal Obligations	965	—	965	—
Mortgage-Backed Securities	307,361	—	307,361	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	314,182	—	314,182	—
Equity Securities	1,996	—	1,996	—
Total Securities Measured on a Recurring Basis	$316,178	$—	$316,178	$—
Derivatives, included in other assets	498	$—	498
Total Measured on a Recurring Basis	$316,676	$—	$316,676	$—
Liabilities:
Derivatives, included in other liabilities	498	—	498	—
Total Measured on a Recurring Basis	$498	$—	$498	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
September 30, 2020
Collateral Dependent Impaired Loans	$594	$—	$—	$594
Other Real Estate Owned and Repossessed Assets, Net	126	—	—	126	—
December 31, 2019
Collateral Dependent Impaired Loans	$285	$—	$—	$285
Other Real Estate Owned and Repossessed Assets, Net	1,261	—	—	1,261	(186)
September 30, 2019
Collateral Dependent Impaired Loans	$324	$—	$—	$324
Other Real Estate Owned and Repossessed Assets, Net	1,274	—	—	1,274	(111)

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at September 30, 2020, December 31, 2019 and September 30, 2019.

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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Cash and Cash Equivalents	$450,666	$450,666	$450,666	$—	$—
Securities Available-for-Sale	374,928	374,928	—	374,928	—
Securities Held-to-Maturity	224,799	233,501	—	233,501	—
Equity Securities	1,511	1,511	—	1,511	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,574	5,574	—	5,574	—
Net Loans	2,564,009	2,560,043	—	—	2,560,043
Accrued Interest Receivable	7,962	7,962	—	7,962	—
Derivatives, included in other assets	6,366	6,366		6,366
Deposits	3,264,858	3,265,208	—	3,265,208	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	73,949	73,949	—	73,949	—
Federal Home Loan Bank Term Advances	50,000	51,576	—	51,576	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	841	841	—	841	—
Derivatives, included in other liabilities	6,366	6,366	—	6,366	—

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

December 31, 2019
Cash and Cash Equivalents	$70,221	$70,221	$70,221	$—	$—
Securities Available-for-Sale	357,334	357,334	—	357,334	—
Securities Held-to-Maturity	245,065	249,618	—	249,618	—
Equity Securities	2,063	2,063	—	2,063
Federal Home Loan Bank and Federal Reserve Bank Stock	10,317	10,317	—	10,317	—
Net Loans	2,364,933	2,332,797	—	—	2,332,797
Accrued Interest Receivable	7,377	7,377	—	7,377	—
Derivatives, included in other assets	69	69	—	69	—
Deposits	2,616,054	2,614,170	—	2,614,170	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	51,099	51,099	—	51,099	—
Federal Home Loan Bank Overnight Advances	130,000	130,000	—	130,000	—
Federal Home Loan Bank Term Advances	30,000	29,993	—	29,993	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	1,436	1,436	—	1,436	—
Derivatives, included in other liabilities	69	69	—	69	—

September 30, 2019
Cash and Cash Equivalents	$92,298	$92,298	$92,298	$—	$—
Securities Available-for-Sale	314,182	314,182	—	314,182	—
Securities Held-to-Maturity	255,095	259,128	—	259,128	—
Equity Securities	1,996	1,996	—	1,996
Federal Home Loan Bank and Federal Reserve Bank Stock	6,627	6,627	—	6,627	—
Net Loans	2,314,660	2,274,701	—	—	2,274,701
Accrued Interest Receivable	8,097	8,097	—	8,097	—
Derivatives, included in other assets	498	498	—	498	—
Deposits	2,614,547	2,610,404	—	2,610,404	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	72,869	72,869	—	72,869	—
Federal Home Loan Bank Overnight Advances	48,000	48,000	—	48,000	—
Federal Home Loan Bank Term Advances	30,000	29,988	—	29,988	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	1,500	1,500	—	1,500	—
Derivatives, included in other liabilities	498	498	—	498	—

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

The following includes quantitative data related to the Company's leases as of and for the nine months ended September 30, 2020 and September 30, 2019:

		Nine Months Ended
Finance Lease Amounts:	Classification	September 30, 2020	September 30, 2019
Right-of-Use Assets	Premises and Equipment, Net	$5,036	$5,199
Lease Liabilities	Finance Leases	5,228	5,263

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$5,496	$5,815
Lease Liabilities	Other Liabilities	5,577	5,876

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$148	$71
Operating Outgoing Cash Flows From Operating Leases		567	563
Financing Outgoing Cash Flows From Finance Leases		26	19
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	5,271
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		294	6,266
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		29.4	31.05
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		13.1	13.75
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.27%	3.35%

Lease cost information for the Company's leases is as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$44	$28	$133	$72
Interest on Lease Liabilities	49	28	148	71
Operating Lease Cost	214	211	624	577
Short-term Lease Cost	11	17	32	73
Variable Lease Cost	77	45	165	140
Total Lease Cost	$395	$329	$1,102	$933

Future Lease Payments at September 30, 2020 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
9/30/2021	$781	$243
9/30/2022	665	243
9/30/2023	601	243
9/30/2024	590	247
9/30/2025	551	259
Thereafter	3,773	7,867
Total Undiscounted Cash Flows	$6,961	$9,102
Less: Net Present Value Adjustment	1,384	3,874
Lease Liability	$5,577	$5,228

Note 11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (In Thousands)

Arrow is exposed to certain risks arising from both its business operations and economic conditions. Arrow principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Arrow manages economic risks, including interest rate, primarily by managing the amount, sources and duration of its assets and liabilities and through the use of derivative instruments. Specifically, Arrow enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Arrow's derivative financial instruments are used to manage differences in the amount, timing and duration of known or expected cash receipts and its known or expected cash payments principally related to certain fixed rate borrowings. Arrow also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Derivatives Not Designated as Hedging Instruments
Arrow enters into interest rate swap agreements with its commercial customers to provide them with a long-term fixed rate, while simultaneously Arrow entered into offsetting interest rate swap agreements with a counterparty to swap the fixed rate to a variable rate to manage interest rate exposure.
These interest rate swap agreements are not designated as a hedge for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not present any material exposure to the Arrow's consolidated statements of income. Arrow records its interest rate swap agreements at fair value and is presented on a gross basis within other assets and other liabilities on the consolidated balance sheets. Changes in the fair value of assets and liabilities arising from these derivatives are included, net, in other income in the consolidated statement of income.

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of the interest rate swap agreements.

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	September 30, 2020	December 31, 2019	September 30, 2019
Fair value adjustment included in other assets	$6,366	$69	$498
Fair value adjustment included in other liabilities	6,366	69	498
Notional amount	166,329	44,531	39,577

Derivatives Designated as Hedging Instruments
Arrow has entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. These agreements are designated as cash flow hedges.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI") and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on Arrow's Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts borrowings.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	September 30, 2020	December 31, 2019	September 30, 2019
Amount of gain recognized in AOCI	$48	$—	$—
Amount of gain reclassified from AOCI interest expense	—	—	—

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

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three-month and nine-month periods ended September 30, 2020 and 2019, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 5, 2020

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2020

NOTE ON TERMINOLOGY
In this Quarterly Report on Form 10-Q (this Report), the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Form 10-Q, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 146 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s "Bank Holding Company Performance Report" for June 30, 2020 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

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

USE OF NON-GAAP FINANCIAL MEASURES
The SEC has adopted Regulation G, which applies to certain public disclosures, including earnings releases, made by registered companies that contain "non-GAAP financial measures."  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of "non-GAAP financial measures" certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required.  The following measures used in this Report, which are commonly utilized by financial institutions, have not been specifically exempted by the SEC and may constitute "non-GAAP financial measures" within the meaning of the SEC's rules, although the Company is unable to state with certainty that the SEC would so regard them.

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

Arrow Financial Corporation
Selected Quarterly Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019
Net Income	$11,046	$9,159	$8,127	$9,740	$10,067
Transactions in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	(53)	(80)	(279)	50	109

Share and Per Share Data:[1]
Period End Shares Outstanding	15,489	15,461	15,432	15,448	15,418
Basic Average Shares Outstanding	15,472	15,441	15,446	15,427	15,404
Diluted Average Shares Outstanding	15,481	15,448	15,476	15,476	15,441
Basic Earnings Per Share	$0.71	$0.59	$0.53	$0.63	$0.65
Diluted Earnings Per Share	0.71	0.59	0.53	0.63	0.65
Cash Dividend Per Share	0.252	0.252	0.252	0.252	0.245

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$242,928	$155,931	$32,787	$28,880	$27,083
Investment Securities	592,457	607,094	603,748	582,982	545,073
Loans	2,582,253	2,518,198	2,394,346	2,358,110	2,308,879
Deposits	3,082,499	2,952,432	2,670,009	2,607,421	2,472,528
Other Borrowed Funds	136,117	129,383	170,987	177,877	231,291
Stockholders’ Equity	324,269	316,380	306,527	296,124	289,016
Total Assets	3,583,322	3,437,155	3,180,857	3,113,114	3,023,043
Return on Average Assets, annualized	1.23%	1.07%	1.03%	1.24%	1.32%
Return on Average Equity, annualized	13.55%	11.64%	10.66%	13.05%	13.82%
Return on Average Tangible Equity, annualized [2]	14.61%	12.58%	11.55%	14.18%	15.05%
Average Earning Assets	$3,417,638	$3,281,223	$3,030,881	$2,969,972	$2,881,035
Average Paying Liabilities	2,545,435	2,457,690	2,362,515	2,293,804	2,213,642
Interest Income	27,296	28,002	28,226	28,367	27,952
Tax-Equivalent Adjustment [3]	284	281	288	321	344
Interest Income, Tax-Equivalent [3]	27,580	28,283	28,514	28,688	28,296
Interest Expense	2,396	3,160	5,220	5,449	5,649
Net Interest Income	24,900	24,842	23,006	22,918	22,303
Net Interest Income, Tax-Equivalent [3]	25,184	25,123	23,294	23,239	22,647
Net Interest Margin, annualized	2.90%	3.05%	3.05%	3.06%	3.07%
Net Interest Margin, Tax Equivalent, annualized [3]	2.93%	3.08%	3.09%	3.10%	3.12%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$17,487	$17,245	$17,754	$17,099	$16,791
Less: Intangible Asset Amortization	56	57	58	60	61
Net Noninterest Expense	$17,431	$17,188	$17,696	$17,039	$16,730
Net Interest Income, Tax-Equivalent [3]	$25,184	$25,123	$23,294	$23,238	$22,647
Noninterest Income	8,697	7,164	7,694	7,081	7,691
Less: Net Changes in Fair Value of Equity Invest.	(72)	(106)	(374)	67	146
Net Gross Income	$33,953	$32,393	$31,362	$30,252	$30,192
Efficiency Ratio [4]	51.34%	53.06%	56.42%	56.32%	55.41%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$325,660	$317,687	$309,398	$301,728	$292,228
Book Value per Share [1]	21.03	20.55	20.05	19.53	18.95
Goodwill and Other Intangible Assets, net	23,662	23,535	23,513	23,534	23,586
Tangible Book Value per Share [1,2]	19.50	19.03	18.53	18.01	17.42

Capital Ratios:[5]
Tier 1 Leverage Ratio	9.17%	9.32%	9.87%	9.98%	10.04%
Common Equity Tier 1 Capital Ratio	13.20%	13.07%	12.84%	12.94%	12.93%
Tier 1 Risk-Based Capital Ratio	14.06%	13.94%	13.72%	13.83%	13.85%
Total Risk-Based Capital Ratio	15.28%	15.10%	14.76%	14.78%	14.81%

Assets Under Trust Admin. & Investment Mgmt.	$1,537,128	$1,502,866	$1,342,531	$1,543,653	$1,485,116

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 25, 2020, 3% stock dividend.

2.
Non-GAAP Financial Measures Reconciliation: Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which the Company believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 42.

		9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019
	Total Stockholders' Equity (GAAP)	$325,660	$317,687	$309,398	$301,728	$292,228
	Less: Goodwill and Other Intangible assets, net	23,662	23,535	23,513	23,534	23,586
	Tangible Equity (Non-GAAP)	$301,998	$294,152	$285,885	$278,194	$268,642

	Period End Shares Outstanding	15,489	15,461	15,432	15,448	15,418
	Tangible Book Value per Share (Non-GAAP)	$19.50	$19.03	$18.53	$18.01	$17.42
	Net Income	11,046	9,159	8,127	9,740	10,067
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	14.61%	12.58%	11.55%	14.18%	15.05%

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 42.

		9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019
	Interest Income (GAAP)	$27,296	$28,002	$28,226	$28,367	$27,952
	Add: Tax-Equivalent adjustment (Non-GAAP)	284	281	288	321	344
	Interest Income - Tax Equivalent (Non-GAAP)	$27,580	$28,283	$28,514	$28,688	$28,296
	Net Interest Income (GAAP)	$24,900	$24,842	$23,006	$22,918	$22,303
	Add: Tax-Equivalent adjustment (Non-GAAP)	284	281	288	321	344
	Net Interest Income - Tax Equivalent (Non-GAAP)	$25,184	$25,123	$23,294	$23,239	$22,647
	Average Earning Assets	$3,417,638	$3,281,223	$3,030,881	$2,969,972	$2,881,035
	Net Interest Margin (Non-GAAP)*	2.93%	3.08%	3.09%	3.10%	3.12%

4.
Non-GAAP Financial Measures: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes that the efficiency ratio provides investors with information that is useful in understanding our financial performance. Arrow defines efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals tax-equivalent net interest income plus noninterest income, as adjusted). There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 42.

5.
For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. All prior quarters reflect actual results. The CET1 ratio at September 30, 2020 listed in the tables (i.e., 13.20%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019
	Total Risk Weighted Assets	$2,321,637	$2,283,430	$2,275,902	$2,237,127	$2,184,214
	Common Equity Tier 1 Capital	306,356	298,362	292,165	289,409	282,485
	Common Equity Tier 1 Capital Ratio	13.20%	13.07%	12.84%	12.94%	12.93%

* Quarterly ratios have been annualized.

Arrow Financial Corporation
Selected Year-to-Date Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Nine Months Ended	9/30/2020	9/30/2019
Net Income	$28,332	$27,735
Transactions Recorded in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	(412)	166

Share and Per Share Data: [1]
Period End Shares Outstanding	15,489	15,418
Basic Average Shares Outstanding	15,453	15,375
Diluted Average Shares Outstanding	15,467	15,417
Basic Earnings Per Share	$1.83	$1.80
Diluted Earnings Per Share	1.83	1.80
Cash Dividend Per Share	0.76	0.74

Selected Year-to-Date Average Balances:
Interest-Bearing Deposits at Banks	$144,244	$26,121
Investment Securities	601,069	580,062
Loans	2,498,573	2,258,633
Deposits	2,902,307	2,419,390
Other Borrowed Funds	145,463	271,198
Stockholders’ Equity	315,757	280,769
Total Assets	3,401,114	2,999,354
Return on Average Assets, annualized	1.11%	1.24%
Return on Average Equity, annualized	11.99%	13.21%
Return on Average Tangible Equity, annualized [2]	12.95%	14.42%
Average Earning Assets	3,243,886	2,864,816
Average Paying Liabilities	2,455,544	2,224,463
Interest Income	83,524	81,392
Tax-Equivalent Adjustment [3]	853	1,093
Interest Income, Tax-Equivalent [3]	84,377	82,485
Interest Expense	10,776	16,261
Net Interest Income	72,748	65,131
Net Interest Income, Tax-Equivalent [3]	73,601	66,224
Net Interest Margin, annualized	3.00%	3.04%
Net Interest Margin, Tax Equivalent, annualized [3]	3.03%	3.09%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$52,486	$50,351
Less: Intangible Asset Amortization	171	184
Net Noninterest Expense	52,315	50,167
Net Interest Income, Tax-Equivalent [3]	73,601	66,224
Noninterest Income	23,555	21,474
Less: Net Changes in Fair Value of Equity Securities	(552)	222
Net Gross Income	97,708	87,476
Efficiency Ratio [4]	53.54%	57.35%

Arrow Financial Corporation
Selected Year-to-Date Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 25, 2020, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which the Company believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 42.

		9/30/2020	9/30/2019
	Total Stockholders' Equity (GAAP)	$325,660	$292,228
	Less: Goodwill and Other Intangible assets, net	23,662	23,586
	Tangible Equity (Non-GAAP)	$301,998	$268,642

	Period End Shares Outstanding	15,489	15,418
	Tangible Book Value per Share (Non-GAAP)	$19.50	$17.42
	Net Income	28,332	27,735
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	12.95%	14.42%

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which the Company believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 42.

		9/30/2020	9/30/2019
	Interest Income (GAAP)	$83,524	$81,392
	Add: Tax-Equivalent adjustment (Non-GAAP)	$853	$1,093
	Net Interest Income - Tax Equivalent (Non-GAAP)	$84,377	$82,485
	Net Interest Income (GAAP)	$72,748	$65,131
	Add: Tax-Equivalent adjustment (Non-GAAP)	853	1,093
	Net Interest Income - Tax Equivalent (Non-GAAP)	$73,601	$66,224
	Average Earning Assets	$3,243,886	$2,864,816
	Net Interest Margin (Non-GAAP)*	3.03%	3.09%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. The Company believes efficiency ratio provides investors with information that is useful in understanding financial performance. Efficiency ratio is defined as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). See "Use of Non-GAAP Financial Measures" on page 42.

* Year-to-date ratios have been annualized.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Dollars In Thousands)

Quarter Ended September 30:	2020			2019
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$242,928	$64	0.10%	$27,083	$182	2.67%
Investment Securities:
Fully Taxable	395,349	1,557	1.57	328,328	2,018	2.44
Exempt from Federal Taxes	197,108	969	1.96	216,745	1,132	2.07
Loans	2,582,253	24,706	3.81	2,308,879	24,620	4.23
Total Earning Assets	3,417,638	27,296	3.18	2,881,035	27,952	3.85
Allowance for Credit Losses	(26,310)			(20,617)
Cash and Due From Banks	37,905			36,423
Other Assets	154,089			126,202
Total Assets	$3,583,322			$3,023,043
Deposits:
Interest-Bearing Checking Accounts	$764,614	264	0.14	$686,017	500	0.29
Savings Deposits	1,314,241	806	0.24	924,868	2,317	0.99
Time Deposits of $250,000 or More	121,027	292	0.96	86,018	451	2.08
Other Time Deposits	209,436	576	1.09	285,448	1,255	1.74
Total Interest-Bearing Deposits	2,409,318	1,938	0.32	1,982,351	4,523	0.91
Short-Term Borrowings	60,894	17	0.11	176,028	703	1.58
FHLBNY Term Advances & Other Long-Term Debt	70,000	392	2.23	50,000	395	3.13
Finance Leases	5,223	49	3.73	5,263	28	2.11
Total Interest-Bearing Liabilities	2,545,435	2,396	0.37	2,213,642	5,649	1.01
Noninterest-bearing deposits	673,181			490,177
Other Liabilities	40,437			30,208
Total Liabilities	3,259,053			2,734,027
Stockholders’ Equity	324,269			289,016
Total Liabilities and Stockholders’ Equity	$3,583,322			$3,023,043
Net Interest Income		$24,900			$22,303
Net Interest Spread			2.81%			2.84%
Net Interest Margin			2.90%			3.07%

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Dollars In Thousands)

Nine Months Ended September 30:	2020			2019
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$144,244	$229	0.21%	$26,121	$572	2.93%
Investment Securities:
Fully Taxable	399,958	5,621	1.88	353,428	6,671	2.52
Exempt from Federal Taxes	201,111	3,017	2.00	226,634	3,606	2.13
Loans	2,498,573	74,657	3.99	2,258,633	70,543	4.18
Total Earning Assets	3,243,886	83,524	3.44	2,864,816	81,392	3.80
Allowance for Credit Losses	(24,037)			(20,352)
Cash and Due From Banks	34,624			34,907
Other Assets	146,641			119,983
Total Assets	$3,401,114			$2,999,354
Deposits:
Interest-Bearing Checking Accounts	$737,647	1,061	0.19	$728,931	1,435	0.26
Savings Deposits	1,207,896	4,450	0.49	879,576	5,926	0.90
Time Deposits of $250,000 or More	127,659	1,263	1.32	87,714	1,362	2.08
Other Time Deposits	236,879	2,360	1.33	257,044	3,099	1.61
Total Interest-Bearing Deposits	2,310,081	9,134	0.53	1,953,265	11,822	0.81
Short-Term Borrowings	69,132	241	0.47	212,977	3,102	1.95
FHLBNY Term Advances and Other Long-Term Debt	71,095	1,253	2.35	54,469	1,266	3.11
Finance Leases	5,236	148	3.78	3,752	71	3.72
Total Interest-Bearing Liabilities	2,455,544	10,776	0.59	2,224,463	16,261	0.98
Noninterest-bearing deposits	592,226			466,125
Other Liabilities	37,587			27,998
Total Liabilities	3,085,357			2,718,586
Stockholders’ Equity	315,757			280,768
Total Liabilities and Stockholders’ Equity	$3,401,114			$2,999,354
Net Interest Income		$72,748			$65,131
Net Interest Spread			2.85%			2.82%
Net Interest Margin			3.00%			3.04%

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three month period ended September 30, 2020 and the financial condition as of September 30, 2020 and 2019.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

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
Arrow continues to manage its COVID-19 response with health and safety concerns as a top priority. In the third quarter, the Business Continuity Task Force, representing leadership from across the organization, focused on maintaining protocols that have allowed Arrow to keep the team healthy and the branches open. Arrow actively monitors developments, and if future restrictions are imposed, is confident in its ability to continue to provide essential banking services and meet customer needs.
Throughout the third quarter, Arrow maintained open lobbies for the majority of its bank branches and insurance offices. Safety measures continue to be followed, including clear shields for desks and teller lines, hand sanitizing stations, required face coverings, and social distancing markers. Traffic to lobbies is stable, and Arrow continues to promote usage of no-contact alternatives such as digital banking, drive-ins and ATMs. While some positions have returned to the office, a significant portion of the Arrow workforce remains remote as part of our risk-mitigation strategy. Additionally, employee travel remains paused, self-quarantine protocol is in place for personal travel to areas classified as hot spots, in-person meetings are minimized, social distancing is strongly enforced, and increased cleaning and sanitizing of Arrow's locations continue. Arrow believes these measures have helped to keep the workforce healthy and has aided in community efforts to slow the spread of the COVID-19 virus. Arrow will continue to utilize these measures as appropriate based on public health guidance.
During the third quarter, support continued for customers experiencing financial hardship. Arrow worked closely with individuals and businesses seeking temporary financial assistance. On the small business side, support for Small Business Administration Paycheck Protection Program ("PPP") borrowers shifted from taking new loan applications to preparing for loan forgiveness. In total, Arrow has assisted more than 1,400 small businesses in acquiring more than $142.7 million in PPP funding. The Arrow team has engaged in regular communication concerning updates to the PPP and the start of our digital forgiveness application process.
While COVID-19 did not have a material adverse effect on third-quarter 2020 financial results, Arrow is actively monitoring the impact of the pandemic on the business and results of operations. Currently, all banking locations and a portion of insurance locations are open to the public, and through a mix of onsite and remote work amongst the Arrow team, Arrow continues to meet customer needs and deliver high-quality service daily.
As Arrow cannot predict the duration or scope of the pandemic or its impact on economic and financial markets or its impact on the business, Arrow is unable to reasonably estimate the overall impact on the Company. For further discussion of the impact COVID-19 has had and may in the future have on Arrow and its financial results and operations, please refer to the risk factor included in Item 8.01 of Arrow's Current Report on Form 8-K filed April 24, 2020.

Summary of Q3 2020 Financial Results: Net income for the third quarter of 2020 was $11.0 million, compared to $10.1 million in the third quarter of 2019. Net interest income increased to $24.9 million in the third quarter of 2020, compared to $22.3 million for the comparable quarter of 2019.
Diluted earnings per share (EPS) for the quarter was $0.71, an increase of 9.2% from the EPS of $0.65 reported for the third quarter of 2019. Return on average equity (ROE) for the third quarter of 2020 decreased to 13.55%, as compared to a ROE of 13.82% for the quarter ended September 30, 2019. Return on average assets (ROA) for the 2020 third quarter was 1.23%, a decrease from an ROA of 1.32% for the quarter ended September 30, 2019.
Total loans reached $2.6 billion as of September 30, 2020, which represented an increase of $256.9 million, or 11.0% as compared to September 30, 2019. In the third quarter, loans grew by $30.5 million. The consumer loan portfolio grew by $43.7 million, or 5.4%, as compared to September 30, 2019, primarily within the indirect automobile lending program. Total outstanding residential real estate loans increased $36.2 million, or 4.1%, as compared to September 30, 2019. Total outstanding commercial loans increased $176.9 million, or 27.6%, as compared to September 30, 2019. The increase in commercial loans includes $142.7 million of the Small Business Administration's Paycheck Protection Program loans.
At September 30, 2020, deposit balances reached $3.3 billion, up $650.3 million, or 24.9%, from the prior-year level. Deposit growth for the third quarter of 2020 was $196.1 million. Noninterest-bearing deposits represented 21.1% of total deposits at September 30, 2020, compared to 19.8% of total deposits on September 30, 2019. At September 30, 2020, other time deposits were $194.1 million, a decrease of $75.6 million compared to the prior year. Municipal deposits increased $218.8 million, or 34.6% from September 30, 2019.
Net interest income for the third quarter increased to $24.9 million, up 11.6% from $22.3 million in the comparable quarter of 2019. The net interest margin was 2.90% for the quarter, compared to 3.07% for the third quarter of 2019. The decrease in net interest margin from the prior year was due to a variety of factors, including: lower interest rates, increased cash balances and the impact of participating in the Small Business Administration Paycheck Protection Program.

Noninterest income for the three months ended September 30, 2020 was $8.7 million, compared to $7.7 million in the comparable 2019 quarter. For the third quarter of 2020, the net gain on the sale of loans was $1.4 million. In addition, income from fiduciary activities for the three months ended September 30, 2020 increased over the comparable quarter of 2019.
Noninterest expense for the third quarter of 2020 increased 4.1% to $17.5 million, from $16.8 million for the third quarter of 2019. Salaries and benefits increased $393 thousand. In the third quarter, both the Saratoga National Bank Latham branch and the Capital Region Business Development Office opened, increasing occupancy expenses for the quarter.
Asset quality remained strong at September 30, 2020, with continued low levels of nonperforming loans and net charge-offs. Nonperforming loans at September 30, 2020, were $6.3 million, up $1.6 million from the level at September 30, 2019. Net charge-offs, expressed as an annualized percentage of average loans outstanding, were 0.02% for the three month period ended September 30, 2020, a decrease from both 0.06% for the three month period ended December 31, 2019 and from 0.05% for the three month period ended September 30, 2019. The allowance for loan losses was $28.4 million at September 30, 2020, which represented 1.10% of loans outstanding, as compared to 0.90% at September 30, 2019. The loss provision expense for the third quarter of 2020 was $2.3 million, up $1.8 million from the provision expense for the comparable 2019 quarter. Although credit quality remains very strong, the increase in loss provision reflects the uncertainty resulting from the COVID-19 pandemic.
The changes in net income, net interest income and net interest margin between the three month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 65.

Regulatory Capital and Increase in Stockholders' Equity: At September 30, 2020, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.  Pursuant to the Capital Rules, required minimum regulatory capital levels for insured banks and their parent holding companies increased in 2019.
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
Under the final rule, the CBLR will remain at 8% through the end of 2020. Community banks that have a leverage ratio of 8% or greater and meet certain other criteria may elect to use the CBLR framework. Beginning in 2021, the CBLR will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the leverage ratio requirement to use the CBLR framework will return to 9%.
The final rule also maintains a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than one percentage point below the applicable CBLR requirement.
The CBLR final rule became effective as of January 1, 2020, and Arrow and both subsidiary banks have opted out of utilizing the CBLR framework. The Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow.
Stockholders’ equity was $325.7 million at September 30, 2020, an increase of $23.9 million, or 7.9%, from the December 31, 2019 level of $301.7 million, and an increase of $33.4 million, or 11.4%, from the prior-year level. The increase in stockholders' equity over the first nine months of 2020 principally reflected the following factors: (i) $28.3 million of net income for the period, plus (ii) other comprehensive income of $6.1 million, plus (iii) issuance of $2.8 million of common stock through employee benefit and dividend reinvestment plans; reduced by (iv) cash dividends of $11.7 million; and (v) repurchases of common stock of $1.6 million. The components of the change in stockholders’ equity since year-end 2019 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At September 30, 2020, book value per share was $21.03, up by 11.0% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $19.50, an increase of $2.08,or 11.9%, over the level as of September 30, 2019. See the disclosure on page 42 related to the use of non-GAAP financial measures including tangible book value.
On September 30, 2020, the Company's closing stock price was $29.73, representing a trading multiple of 1.52 to tangible book value. As adjusted for the 3% stock dividend distributed on September 25, 2020, in the third quarter of 2020, the Company paid a quarterly cash dividend of $0.25. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 62.

Loan Quality: Net charge-offs for the third quarter of 2020 were $125 thousand as compared to $282 thousand for the comparable 2019 quarter. The ratio of net charge-offs to average loans (annualized) was 0.02% for the three month period ended September 30, 2020, a decrease from both 0.06% for the three month period ended December 31, 2019 and from 0.05% for the three month period ended September 30, 2019. At September 30, 2020, the allowance for credit losses was $28.4 million representing 1.10% of total loans, which is an increase from the September 30, 2019 ratio of 0.90%. Although credit quality remains very strong, the increase in loan loss provision expense reflects the uncertainty resulting from the COVID-19 pandemic. As permitted by the CARES Act, Arrow has elected to defer the adoption of the Current Expected Credit Losses ("CECL") methodology in determining credit losses.

Nonperforming loans were $6.3 million at September 30, 2020, representing 0.24% of period-end loans, an increase from the September 30, 2019 ratio of 0.20%. The ratio continues to compare favorably with the weighted average ratio of the peer group of 0.59% at June 30, 2020.

Loan Segments: As of September 30, 2020, total loans grew by $206.3 million, or 8.6%, as compared to the balance at December 31, 2019. The largest increase was in commercial and commercial real estate loans, which increased by $156.0 million, or 23.6%, from December 31, 2019. The majority of the increase in commercial loans resulted from the origination of approximately $142.7 million of Small Business Administration's Paycheck Protection Program loans. In addition, consumer loans expanded $38.3 million, or 4.7%. The economic factors resulting from the COVID-19 pandemic, including but not limited to restrictions on non-essential businesses, will most likely adversely impact loan growth for the remainder of the year.
•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 31.5% of the total loan portfolio at period-end. Commercial property values in the Company’s region have largely remained stable year-to-date, however, there remains uncertainty surrounding market conditions due to the pandemic. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal. The temporary closure of nonessential business in New York has impacted, and may continue to impact, the Bank's customer base. Government intervention, with programs such as the Small Business Administration’s Paycheck Protection Program, may mitigate the economic risk to both Arrow and its customers, however the full impact cannot be determined at this time.
•Consumer Loans: These loans (primarily automobile loans) comprised 32.8% of the total loan portfolio at period-end. Consumer automobile loans at September 30, 2020, were $844 million, or 99.4% of this portfolio segment. In the first nine months of 2020, Arrow did not experience any significant increase in the delinquency rate or in the percentage of nonperforming loans in this segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. The physical sale of vehicles through dealerships had been curtailed for a significant part of 2020 as part of the response to the COVID-19 pandemic in New York and Vermont, our primary dealer network. Thus, the volume of originations of consumer loans will be negatively impacted, although the magnitude of the impact cannot be determined.
•Residential Real Estate Loans: These loans, including home equity loans, made up 35.7% of the total loan portfolio at period-end. The residential real estate market in the Company's service area has been stable in recent periods. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. Arrow typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions. Due to the COVID-19 pandemic, it is not yet possible to determine the long term economic impact of the mandated closure of non-essential business and its resulting impact on our residential real estate loan portfolio. It should be noted, however, that in the third quarter of 2020, historically low interest rates have led to higher originations compared to the third quarter of the prior year.

Liquidity and Access to Credit Markets: The Company has not experienced any liquidity problems or special concerns in recent years or thus far in 2020. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term disruptions that may develop as a result of the COVID-19 pandemic such as: reduced cash-flows from the investment and loan portfolios and aggressive funding of programs associated with response efforts.  Interest-bearing cash balances at September 30, 2020 were $396.4 million compared to $26.4 million at September 30, 2019.  Operating collateralized lines of credit are established and available through the FHLBNY and FRB, totaling $1.3 billion. The terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 62). Historically, the Company has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises including the current COVID-19 pandemic.

Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in its litigation escrow account. On September 18, 2018, Visa issued a press release announcing that it and other defendants entered into a settlement agreement with class action plaintiffs in the related litigation case. But certain merchants opted out of the class action settlement and filed separate litigation cases. Once the class action and other merchant litigation cases are settled and the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. On September 27, 2019, Visa deposited $300 million into the litigation escrow account that was established pursuant to Visa’s U.S. retrospective responsibility plan, which reduces the conversion rate of Class B shares to Class A shares. This did not have a significant effect on the number of Class B shares currently convertible to Class A shares by Glens Falls National. At September 30, 2020, Glens Falls National held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, the Company does not recognize any economic value for these shares.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	September 30, 2020	At Period-End December 31, 2019	September 30, 2019	$ Change From December	$ Change From September	% Change From December (not annualized)	% Change From September
Interest-Bearing Bank Balances	$396,380	$23,186	$26,416	$373,194	$369,964	1,609.6%	1,400.5%
Securities Available-for-Sale	374,928	357,334	314,182	17,594	60,746	4.9%	19.3%
Securities Held-to-Maturity	224,799	245,065	255,095	(20,266)	(30,296)	(8.3)%	(11.9)%
Equity Securities	1,511	2,063	1,996	(552)	(485)	(26.8)%	(24.3)%
Loans (1)	2,592,455	2,386,120	2,335,591	206,335	256,864	8.6%	11.0%
Allowance for loan losses	28,446	21,187	20,931	7,259	7,515	34.3%	35.9%
Earning Assets (1)	3,595,647	3,024,085	2,939,907	571,562	655,740	18.9%	22.3%
Total Assets	$3,777,684	$3,184,275	$3,112,822	$593,409	$664,862	18.6%	21.4%
Noninterest-Bearing Deposits	$690,232	$484,944	$516,876	$205,288	$173,356	42.3%	33.5%
Interest-Bearing Checking Accounts	912,980	689,221	801,446	223,759	111,534	32.5%	13.9%
Savings Deposits	1,354,956	1,046,568	929,691	308,388	425,265	29.5%	45.7%
Time Deposits over $250,000	112,555	123,968	96,770	(11,413)	15,785	(9.2)%	16.3%
Other Time Deposits	194,135	271,353	269,764	(77,218)	(75,629)	(28.5)%	(28.0)%
Total Deposits	$3,264,858	$2,616,054	$2,614,547	$648,804	$650,311	24.8%	24.9%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$73,949	$51,099	$72,869	$22,850	$1,080	44.7%	1.5%
FHLBNY Advances - Overnight	—	130,000	48,000	(130,000)	(48,000)	(100.0)%	(100.0)%
FHLBNY Advances - Term	50,000	30,000	30,000	20,000	20,000	66.7%	66.7%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	325,660	301,728	292,228	23,932	33,432	7.9%	11.4%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at September 30, 2020, was $2.6 billion, an increase of $206.3 million, or 8.6%, from the December 31, 2019 level and up by $256.9 million, or 11.0%, from the September 30, 2019 level. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $156.0 million, or 23.6%, during the first nine months of 2020. The majority of the increase resulted from the origination of approximately of $142.7 million of the Small Business Administration's Payroll Protection Program loans.
•Consumer loans (primarily automobile loans through indirect lending): As of September 30, 2020, these loans, primarily auto loans, increased by $38.3 million, or 4.7%, from the December 31, 2019 balance. The physical sale of vehicles through dealerships, which had been curtailed for a portion of the year as part of the New York State and Vermont response to the COVID-19 pandemic, has resumed. However, while certain restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to the continuing effects of the pandemic.
•Residential real estate loans: This segment increased during the first nine months of 2020 by $12.1 million, or 1.3%. The likely impact of the COVID-19 pandemic on the volume of residential real estate loans is difficult to determine. We expect that elevated unemployment and the temporary closure of some non-essential businesses in New York State may have an adverse impact on new originations. The rapid decline of interest rates has, however, increased near-term demand for refinancing and new purchase loans, both with existing and new customers.

Changes in Sources of Funds: Deposit balances reached $3.3 billion, up $650.3 million, or 24.9%, from the prior-year level. Deposit growth for the third quarter of 2020 was $196.1 million. Noninterest-bearing deposits represented 21.1% of total deposits at September 30, 2020, compared to 19.8% of total deposits on September 30, 2019. At September 30, 2020, other time deposits were $194.1 million, a decrease of $75.6 million compared to the prior year. Municipal deposits increased $218.8 million, or 34.6% from September 30, 2019.

Municipal Deposits: Fluctuations in balances of interest-bearing checking accounts are largely the result of timing and behavior of municipal deposits.  Municipal deposits on average represent 20% to 25% of total deposits, although slightly higher at September 30, 2020. Municipal deposits are typically placed in interest-bearing checking, savings and various time deposit accounts.
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

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2019 to September 30, 2020 (in thousands).

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	9/30/2020	12/31/2019	Change	9/30/2020	12/31/2019	Change
Securities Available-for-Sale:
U.S. Agency Securities	$35,167	$5,054	$30,113	$166	$52	$114
State and Municipal Obligations	593	764	(171)	—	—	—
Mortgage-Backed Securities	338,368	350,716	(12,348)	8,481	772	7,709
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Total	$374,928	$357,334	$17,594	$8,447	$624	$7,823

Securities Held-to-Maturity:
State and Municipal Obligations	$203,180	$212,319	$(9,139)	$7,445	$4,076	$3,369
Mortgage-Backed Securities	30,321	37,299	(6,978)	1,257	477	780
Total	$233,501	$249,618	$(16,117)	$8,702	$4,553	$4,149

Equity Securities	$1,511	$2,063	$(552)	$—	$—	$—

At September 30, 2020, the Company held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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

Other-Than-Temporary Impairment
Each quarter all investment securities with a fair value less than amortized cost are evaluated in the available-for-sale portfolio, the held-to-maturity portfolio and the equity securities portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. The evaluation also examined the potential impact of the COVID-19 pandemic on other-than-temporary impairment. There were no other-than-temporary impairment losses in the first nine months of 2020.
Change in Net Unrealized Securities Gains (Losses): Nearly all of the change in net unrealized gains or losses during recent periods has been attributable to changes in the market rates during the periods in question, with no change in the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the nine month periods ended September 30, 2020 or 2019.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the nine month periods ended September 30, 2020 and 2019, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Nine Months Ended
Purchases:	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Available-for-Sale Portfolio
Mortgage-Backed Securities	$30,000	$55,028	$86,832	$70,418

Maturities & Calls	$32,809	$27,391	$75,449	$79,077

	Three Months Ended		Nine Months Ended
Purchases:	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Held-to-Maturity Portfolio
State and Municipal Obligations	$1,842	$1,302	$6,848	$3,398

Maturities & Calls	$10,384	$8,553	$26,570	$31,161

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

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019
Commercial	$276,296	$234,732	$140,486	$133,550	$125,498
Commercial Real Estate	538,914	530,808	518,931	505,639	493,819
Consumer	841,009	840,734	818,892	817,463	809,641
Residential Real Estate	926,034	911,924	916,037	901,458	879,921
Total Loans	$2,582,253	$2,518,198	$2,394,346	$2,358,110	$2,308,879

Percentage of Total Quarterly Average Loans

	Quarter Ended
	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019
Commercial	9.3%	9.3%	5.9%	5.7%	5.4%
Commercial Real Estate	21.1%	21.1%	21.6%	21.4%	21.4%
Consumer	33.4%	33.4%	34.2%	34.7%	35.1%
Residential Real Estate	36.2%	36.2%	38.3%	38.2%	38.1%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019
Commercial	3.73%	3.84%	4.52%	4.54%	4.60%
Commercial Real Estate	3.91%	4.05%	4.34%	4.53%	4.57%
Consumer	3.89%	3.90%	3.97%	4.01%	3.95%
Residential Real Estate	3.86%	4.08%	4.20%	4.20%	4.27%
Total Loans	3.81%	4.01%	4.18%	4.19%	4.23%

The average yield of the overall total loan portfolio decreased during each of the previous four quarters. The COVID-19 pandemic and the rapid decline to historically low market rates, as well as the addition of $142.7 million of Small Business Administration Paycheck Protection Program loans (as described below) will continue to negatively impact loan yields for the remainder of 2020.

Maintenance of High Quality in the Loan Portfolio: In early 2020, prior to the COVID-19 pandemic, there were no significant fluctuations in the quality of the loan portfolio or any segment thereof. In general, residential real estate loans have historically been underwritten to secondary market standards for prime loans and the Company has not engaged in subprime mortgage lending as a business line. Similarly, high underwriting standards have generally been applied to commercial and commercial real estate lending operations and generally in the indirect lending program as well. The economic events related to the COVID-19 pandemic, specifically elevated unemployment and the temporary mandated closure of nonessential business, may impact the ability of our borrowers to satisfy their obligations.

Commercial Loans and Commercial Real Estate Loans: Substantially all commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers located in the Company's regional markets. A portion of the loans in the commercial portfolio have variable rates tied to Prime, LIBOR or FHLBNY rates.
Many of the commercial and commercial real estate loans are in industries that have been heavily impacted by the COVID-19 pandemic. In 2020, Arrow originated over 1,400 PPP loans totaling approximately $142.7 million. The PPP loans yield 1% and Arrow expects to earn approximately $5.1 million in fees related to the origination of these loans. The original term on the PPP loans is two years, however the borrower will have the option to apply for forgiveness. Subsequent to the funding of the loans, additional guidance was provided that the term of the loan may be extended to five years if both parties agree to the revised terms. Arrow is recognizing the fees earned over the life of the loan and will accelerate recognition of the fees if the loan is forgiven by the Small Business Administration. Additional government intervention, if any, may mitigate the economic risk to both Arrow and its customers, however, the extent of such intervention and its impact cannot be determined at this time.

Consumer Loans: At September 30, 2020, consumer loans (primarily automobile loans originated through dealerships located primarily in upstate New York and Vermont) continue to be a significant component of Arrow's business, comprising more than one third of this total loan portfolio. The physical sale of vehicles through dealerships had been curtailed for a portion of the year as part of the New York State and Vermont response to the COVID-19 pandemic. Accordingly, we believe, the volume of originations of consumer loans have been impacted. However, the magnitude of the impact cannot be determined.
New consumer loan volume for the first nine months of 2020 was $292.8 million, down from the $319.6 million originated in the first nine months of 2019.
For credit quality purposes, Arrow assigns potential automobile loan customers into one of four tiers, ranging from lower to higher quality in terms of anticipated credit risk. Arrow's experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually prior to the loan being funded. Arrow believes that this disciplined approach to evaluating risk has contributed to maintaining the strong credit quality in this portfolio. The COVID-19 pandemic has created elevated unemployment, which may impact borrowers' ability to satisfy their obligations to Arrow. Government intervention may mitigate a significant portion of the credit risk, however, the extent of such intervention and its impact cannot be determined at this time.

Residential Real Estate Loans: In recent years, residential real estate loans, including home equity loans, have represented the largest category of the total loan portfolio. Gross originations for residential real estate loans (including refinancings of mortgage loans) for the first nine months of 2020 were $157.0 million, as compared to $102.2 million for the first nine months of 2019. Arrow has also sold portions of these originations in the secondary market. In the first nine months of 2020, the Company sold $50.5 million, or 32.2%, of originations. In the first nine months of 2019, $19.0 million, or 18.6%, of originations were sold. Arrow expects to continue to sell a portion of mortgage loan originations in upcoming periods if market conditions warrant. It is not currently possible to determine the long term economic impact of the COVID-19 pandemic, which had resulted in the temporary closure of non-essential business and elevated unemployment.

Deposit Trends
The following tables provide information on trends in the balance and mix of the deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The quarterly average balances of both noninterest-bearing deposits and interest-bearing checking and savings accounts have increased significantly in the last two quarters. Time deposits, over $250,000 as well as other time deposits, have decreased over the last two quarters. Market rates, beginning to decline prior to the COVID-19 pandemic, reached historic lows in the first quarter and have remained low through the third quarter. We do not currently expect any change in the rate environment for remainder of 2020.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019
Noninterest-Bearing Deposits	$673,181	$624,125	$478,481	$491,494	$490,177
Interest-Bearing Checking Accounts	764,614	740,284	707,747	724,668	686,017
Savings Deposits	1,314,241	1,215,296	1,092,980	1,003,612	924,868
Time Deposits over $250,000	121,027	135,978	126,046	120,321	86,018
Other Time Deposits	209,436	236,749	264,755	267,326	285,448
Total Deposits	$3,082,499	$2,952,432	$2,670,009	$2,607,421	$2,472,528

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019
Noninterest-Bearing Deposits	21.8%	21.1%	17.9%	18.8%	19.8%
Interest-Bearing Checking Accounts	24.8	25.1	26.5	27.8	27.7
Savings Deposits	42.7	41.2	41.0	38.5	37.5
Time Deposits over $250,000	3.9	4.6	4.7	4.6	3.5
Other Time Deposits	6.8	8.0	9.9	10.3	11.5
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.14%	0.17%	0.28%	0.30%	0.29%
Savings Deposits	0.24%	0.39%	0.91%	0.98%	0.99%
Time Deposits over $250,000	0.96%	1.30%	1.70%	1.88%	2.08%
Other Time Deposits	1.09%	1.33%	1.52%	1.67%	1.74%
Total Deposits	0.25%	0.37%	0.68%	0.72%	0.73%

During the quarter ended September 30, 2020, the total cost of deposits continued to decrease. The Federal Reserve set the targeted short-term rates to 0.00%-0.25% in response to the economic uncertainty related to the COVID-19 pandemic. Arrow is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," for further discussion.

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
Arrow no longer relies on TRUPs as a source of new funds. As a result of the passage of Dodd-Frank in 2010 and its removal of Tier 1 regulatory capital treatment for TRUPs issued after Dodd-Frank's grandfathering date, the Company, like other banking organizations of Arrow's size or larger, have not issued any TRUPs since that date and are not likely to issue any TRUPs in the future. However, consistent with the grandfathering provision in Dodd-Frank, the $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of September 30, 2020 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 60 of this Report. These trust preferred securities are subject to early redemption by the Company if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur. An example of such an event would be an adverse change in tax laws that might deny the Company the ability to deduct interest paid on these obligations for federal income tax purposes.
In the first quarter of 2020, Arrow entered into an interest rate swap agreement to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities.

ASSET QUALITY
The following table presents information related to the allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019
Loan Balances:
Period-End Loans	$2,592,455	$2,561,915	$2,414,193	$2,386,120	$2,335,591
Average Loans, Year-to-Date	2,498,573	2,456,272	2,394,346	2,283,707	2,258,633
Average Loans, Quarter-to-Date	2,582,253	2,518,198	2,394,346	2,358,110	2,308,879
Period-End Assets	3,777,684	3,547,177	3,291,332	3,184,275	3,112,822

Allowance for loan losses, Year-to-Date:
Allowance for loan losses, Beginning of Period	$21,187	$21,187	$21,187	$20,196	20,196
Provision for Loan Losses, YTD	8,083	5,812	2,772	2,079	1,445
Loans Charged-off, YTD	(1,360)	(968)	(481)	(1,735)	(1,232)
Recoveries of Loans Previously Charged-off	536	269	159	647	522
Net Charge-offs, YTD	(824)	(699)	(322)	(1,088)	$(710)
Allowance for loan losses, End of Period	$28,446	$26,300	$23,637	$21,187	$20,931

Allowance for loan losses, Quarter-to-Date:
Allowance for loan losses, Beginning of Period	$26,300	$23,637	$21,187	$20,931	$20,695
Provision for Loan Losses, QTD	2,271	3,040	2,772	634	518
Loans Charged-off, QTD	(392)	(487)	(481)	(503)	(402)
Recoveries of Loans Previously Charged-off	267	110	159	125	120
Net Charge-offs, QTD	(125)	(377)	(322)	(378)	(282)
Allowance for loan losses, End of Period	$28,446	$26,300	$23,637	$21,187	$20,931

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$6,004	$5,461	$4,943	$4,005	$3,465
Loans Past Due 90 or More Days and Still Accruing Interest	121	901	437	253	1,066
Restructured and in Compliance with Modified Terms	157	150	136	143	150
Total Nonperforming Loans	6,282	6,512	5,516	4,401	4,681
Repossessed Assets	126	116	160	139	76
Other Real Estate Owned	—	595	782	1,122	1,198
Total Nonperforming Assets	$6,408	$7,223	$6,458	$5,662	$5,955

Asset Quality Ratios:
Allowance to Nonperforming Loans	452.82%	403.87%	428.52%	481.41%	447.15%
Allowance to Period-End Loans	1.10%	1.03%	0.98%	0.89%	0.90%
Provision to Average Loans (Quarter) (1)	0.35%	0.49%	0.47%	0.11%	0.09%
Provision to Average Loans (YTD) (1)	0.43%	0.48%	0.47%	0.09%	0.09%
Net Charge-offs to Average Loans (Quarter) (1)	0.02%	0.06%	0.05%	0.06%	0.05%
Net Charge-offs to Average Loans (YTD) (1)	0.04%	0.06%	0.05%	0.05%	0.04%
Nonperforming Loans to Total Loans	0.24%	0.25%	0.23%	0.18%	0.20%
Nonperforming Assets to Total Assets	0.17%	0.20%	0.20%	0.18%	0.19%
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
In the third quarter of 2020, the Company made a $2.3 million provision for loan losses, compared to a provision of $518 thousand for the third quarter of 2019 and a provision of $8.1 million for the first nine months of 2020. The significant increase in the provision for loan losses reflects the uncertainty resulting from the COVID-19 pandemic despite the continued strong asset quality of Arrow. See

Note 3 to the unaudited interim consolidated financial statements for a discussion on how the Company classifies credit quality indicators as well as the balance in each category.
The ratio of the allowance for credit losses to total loans was 1.10% at September 30, 2020, an increase from 0.89% at December 31, 2019 and an increase of 20 basis points from 0.90% at September 30, 2019.
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

Risk Elements
Nonperforming assets at September 30, 2020 amounted to $6.4 million, up from the $5.7 million total at December 31, 2019 and an increase of $0.5 million, from September 30, 2019. For the three month periods ended September 30, 2020 and 2019, ratios of nonperforming assets to total assets have remained below the average ratios for the peer group. (See page 41 for a discussion of the peer group.) At June 30, 2020, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.20%, below the 0.48% ratio of the peer group at such date (the latest date for which peer group information is available). At September 30, 2020 the ratio was 0.17%, which is below the most recent ratio for the peer group.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	9/30/2020	12/31/2019	9/30/2019
Commercial Loans	$122	$192	$148
Commercial Real Estate Loans	85	266	30
Residential Real Estate Loans	1,224	1,960	1,000
Consumer Loans - Primarily Indirect Automobile	6,963	8,305	6,804
Total Loans Past Due 30-89 Days and Accruing Interest	$8,394	$10,723	$7,982

At September 30, 2020, the loans in the above-referenced category totaled $8.4 million, a decrease of $2.3 million, or 21.7%, from the $10.7 million of such loans at December 31, 2019. The September 30, 2020 total of non-current loans equaled 0.32% of loans then outstanding, compared to 0.49% at December 31, 2019 and 0.34% at September 30, 2019. The decrease from December 31, 2019 is primarily attributable to a decrease in delinquent automobile loans and residential real estate loans.
The number and dollar amount of performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of the loan portfolio. See the table of Credit Quality Indicators in Note 3 to the unaudited interim consolidated financial statements. The Company considers all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at September 30, 2020 was $45.0 million, up from the dollar amount of such loans at December 31, 2019, when the amount was $32.4 million. These loans will continue to be closely monitored and the Company expects to collect all payments of contractual principal and interest in full on these classified loans. Total nonperforming assets at period-end increased by $453 thousand from September 30, 2019.
The economic impact of the COVID-19 pandemic, specifically unemployment levels and the temporary mandated closure of nonessential businesses, may impact the borrowers' ability to satisfy their obligations, and may therefore result in increased delinquencies. Government interventions, on both the federal and state level, have been deployed to mitigate a significant portion of the credit risk. Arrow cannot make a determination as to the overall impact on its business of the COVID-19 pandemic at this time.
As of September 30, 2020, the Company held no property in other real estate owned. At this time, the Company does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.

Loan Deferrals Related to COVID-19 Pandemic
The COVID-19 pandemic has created economic uncertainty resulting in elevated unemployment as well as the temporary closure of nonessential businesses. In the table below, loans deferred by industry sector as the result of the COVID-19 pandemic are presented and compared to total loans by sector as of September 30, 2020. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings. In 2020, Arrow originated $142.7 million of PPP loans. These loans are included in the loan balances by sector as listed below, however, these loans are not considered deferred as of September 30, 2020.

COVID-19 Deferrals by Loan Category at September 30, 2020 ($ in 000's)

	Balances by Sector		Deferrals
	Total	% of Total Loans	Balance	% of Loan Segment	% of Total Loans
Commercial and Commercial Real Estate Loans:
Lessors of Non-Residential Real Estate	$141,550	5.5%	$6,809	0.8%	0.3%
Health Care and Social Assistance	126,126	4.9%	—	—%	—%
Lessors of Residential Real Estate	107,377	4.1%	105	—%	—%
Hotels and Motels	105,883	4.1%	65,304	8.0%	2.5%
Arts/Recreation/Restaurants/Vacation Camps	53,268	2.1%	12,557	1.5%	0.5%
Retail	46,008	1.8%	121	—%	—%
Construction & Related	36,671	1.4%	—	—%	—%
Other	200,271	7.7%	1,180	—%	—%
Total Commercial and Commercial Real Estate Loans	817,154	31.5%	86,076	10.5%	3.3%

Consumer Loans	849,526	32.8%	2,810	0.3%	0.1%

Residential Real Estate Loans	925,775	35.7%	11,098	1.2%	0.4%

Total Loans	$2,592,455		$99,984		3.9%

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
At September 30, 2020, Arrow's holding company and both of its subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow's holding company and two subsidiary banks, Glens Falls National and Saratoga National, under the current Capital Rules, as of September 30, 2020:

	Common	Tier 1	Total
	Equity	Risk-Based	Risk-Based	Tier 1
	Tier 1 Capital	Capital	Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Arrow Financial Corporation	13.20%	14.06%	15.28%	9.17%
Glens Falls National Bank & Trust Co.	13.98%	13.98%	15.21%	8.82%
Saratoga National Bank & Trust Co.	12.29%	12.29%	13.51%	8.63%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum effective 1/1/2019	7.000%(1)	8.500%(1)	10.500%(1)	4.00%
(1) Including the fully phased-in 2.50% capital conservation buffer

At September 30, 2020, Arrow and its subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $325.7 million at September 30, 2020, an increase of $23.9 million, or 7.9%, from the December 31, 2019 level of $301.7 million, and an increase of $33.4 million, or 11.4%, from the prior-year level. The increase in stockholders' equity over the first nine months of 2020 principally reflected the following factors: (i) $28.3 million of net income for the period, plus (ii) other comprehensive income of $6.1 million, plus (iii) issuance of $2.8 million of common stock through employee benefit and dividend reinvestment plans; reduced by (iv) cash dividends of $11.7 million; and (v) repurchases of common stock of $1.6 million under the Board-approved stock repurchase program described below.

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

Stock Repurchase Program: In October 2019, the Board of Directors approved a $5.0 million stock repurchase program, effective January 1, 2020 (the 2020 Repurchase Program), under which management is authorized, in its discretion, to permit the Company to repurchase up to $5 million of shares of Arrow's common stock during 2020, in the open market or in privately negotiated transactions, to the extent management believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of shareholders. This 2020 Repurchase Program replaced a similar repurchase program which was in effect during 2019 (the 2019 program), which also authorized the repurchase of up to $5.0 million of shares of Arrow's common stock. As of September 30, 2020 approximately $1.5 million had been used under the 2020 Repurchase Program to repurchase Arrow shares. No stock repurchases have occurred in the third quarter. This total does not include repurchases of Arrow's Common Stock other than through its 2020 Repurchase Program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

Dividends: The Company's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past seven quarters listed below represent actual sales transactions, as reported by NASDAQ. On October 28, 2020, the Board of Directors declared a 2020 fourth quarter cash dividend of $0.26 payable on December 15, 2020. Per share amounts and share counts in the following tables have been restated for the September 25, 2020 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2019
First Quarter	$28.71	$34.17	$0.245
Second Quarter	30.05	32.94	0.245
Third Quarter	29.38	34.28	0.245
Fourth Quarter	31.09	37.19	0.252
2020
First Quarter	$20.18	$36.93	$0.252
Second Quarter	22.87	30.76	0.252
Third Quarter	24.58	29.13	0.252
Fourth Quarter (dividend payable December 15, 2020)	TBD	TBD

	Quarter Ended September 30
	2020	2019
Cash Dividends Per Share	$0.252	$0.245
Diluted Earnings Per Share	0.71	0.65
Dividend Payout Ratio	35.49%	37.69%
Total Equity (in thousands)	325,660	$292,228
Shares Issued and Outstanding (in thousands)	15,489	15,418
Book Value Per Share	$21.03	$18.95
Intangible Assets (in thousands)	23,662	23,586
Tangible Book Value Per Share	$19.50	$17.42

LIQUIDITY
The objective of effective liquidity management is to ensure that the Company has the ability to raise cash when needed at a reasonable cost.  This includes the capability of meeting expected and unexpected obligations to the Company's customers at any time. Given the uncertain nature of customer demands and the need to maximize earnings, the Company must have available reasonably priced sources of funds, both on- and off-balance sheet, that can be accessed quickly in time of need. With the COVID-19 pandemic, liquidity management is critical for Arrow. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-

term disruptions that may develop as a result of the COVID-19 pandemic such as: reduced cash-flows from the investment and loan portfolios and aggressive funding of programs associated with response efforts.
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  The securities available-for-sale portfolio was $374.9 million at September 30, 2020, an increase of $17.6 million, from the year-end 2019 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at September 30, 2020 of $396.4 million compared to $23.2 million at December 31, 2019.
In addition to liquidity from cash, short-term investments, investment securities and loans, the Company has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $52 million which were not drawn on during the three months ended September 30, 2020.
To support the borrowing relationship with the FHLBNY, the Company has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At September 30, 2020, the Company had outstanding collateral obligations with the FHLBNY of $120 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $720 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At September 30, 2020, the balance of outstanding brokered deposits totaled $74.5 million. Also, Arrow's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At September 30, 2020, the amount available under these facilities was approximately $604 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises including the current COVID-19 pandemic.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, the Company believes that the available liquidity is sufficient to meet all funding needs that may arise in connection with the COVID-19 pandemic or any other reasonably likely events or occurrences, although there can be no assurance that it will be sufficient. At September 30, 2020, the basic liquidity ratio, including the FHLBNY collateralized borrowing capacity, was 29.3% of total assets, or $956 million in excess of the internally-set minimum target ratio of 4%.
Arrow did not experience any significant liquidity constraints in the nine month period ended September 30, 2020 and did not experience any such constraints in recent prior years. Arrow has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

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
The Company has performed parallel CECL reserve calculations as of December 31, 2019, March 31, 2020, June 30, 2020, and September 30, 2020. The Company has also developed a control framework and continues to monitor updates to financial reporting requirements and regulatory guidance, and evaluates the impact on the consolidated financial statements, disclosures, processes and internal controls.
Based on the December 31, 2019 parallel run, review of the portfolio, including the composition, characteristics and quality of the underlying loans, and the prevailing economic conditions and forecasts as of the adoption date, the Company believes the adjustment to retained earnings related to the initial adoption of CECL will result in an immaterial impact. Assuming the CECL reserve for credit losses was recorded, Arrow would still remain a well-capitalized financial institution. Regulators have developed two deferral options related to the adoption of CECL and the resulting computation of regulatory capital ratios. The initial deferral method, the 2019 CECL Rule, allows a financial institution to elect a three year deferral of the initial CECL adoption amount for the computation of regulatory capital. An additional deferral method, the Interim Final Rule, allows a financial institution that implements CECL before the end of 2020, the option to delay for two years an estimate of CECL's effect on regulatory capital, followed by a three year transition period. Arrow is in the process of evaluating these deferral methods.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2020 Compared With
Three Months Ended September 30, 2019

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Net Income	$11,046	$10,067	$979	9.7%
Diluted Earnings Per Share	0.71	0.65	0.06	9.2%
Return on Average Assets	1.23%	1.32%	(0.09)%	(6.8)%
Return on Average Equity	13.55%	13.82%	(0.27)%	(2.0)%

Net income was $11.0 million and diluted earnings per share (EPS) of $.71 for the third quarter of 2020, compared to net income of $10.1 million and diluted EPS of $.65 for the third quarter of 2019. Return on average assets (ROA) for the third quarter of 2020 was 1.23%, down from 1.32% in the third quarter of 2019. In addition, return on average equity (ROE) decreased to 13.55% for the third quarter of 2020, down from 13.82% in the third quarter of 2019.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Interest and Dividend Income	$27,296	$27,952	$(656)	(2.3)%
Interest Expense	2,396	5,649	(3,253)	(57.6)%
Net Interest Income	24,900	22,303	2,597	11.6%
Average Earning Assets(1)	3,417,638	2,881,035	536,603	18.6%
Average Interest-Bearing Liabilities	2,545,435	2,213,642	331,793	15.0%

Yield on Earning Assets(1)	3.18%	3.85%	(0.67)	(17.4)%
Cost of Interest-Bearing Liabilities	0.37	1.01	(0.64)	(63.4)
Net Interest Spread	2.81	2.84	(0.03)	(1.1)
Net Interest Margin	2.90	3.07	(0.17)	(5.5)
(1) Includes Nonaccrual Loans.

Net interest income for the recently completed quarter increased by $2.6 million, or 11.6%, from the third quarter of 2019, due to a variety of factors including; balance sheet growth, lower market rates, and a more favorable funding mix, with higher deposit balances and lower wholesale borrowings. Total loans increased $30.5 million in the third quarter of 2020. At September 30, 2020, deposit balances reached $3.3 billion, up $650.3 million, or 24.9%, from the prior-year level. Deposit growth for the third quarter of 2020 was $196.1 million. Noninterest-bearing deposits represented 21.1% of total deposits at September 30, 2020, compared to 19.8% of total deposits on September 30, 2019. Net interest margin decreased 17 basis points in the third quarter of 2020 to 2.90%, from 3.07% during the third quarter of 2019. Average earning asset yields were 67 basis points lower as compared to the third quarter of 2019 due primarily to the increased cash balances and the impact of participating in the Small Business Administration Paycheck Protection Program loans. The cost of interest-bearing liabilities decreased 64 basis points from the quarter ended September 30, 2019. The Company defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 58, the provision for loan losses for the third quarter of 2020 was $2.3 million, compared to a provision of $518 thousand for the third quarter of 2019.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Three Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Income From Fiduciary Activities	$2,265	$2,212	$53	2.4%
Fees for Other Services to Customers	2,619	2,623	(4)	(0.2)%
Insurance Commissions	1,713	1,936	(223)	(11.5)%
Net (Loss) Gain on Securities Transactions	(72)	146	(218)	(149.3)%
Net Gain on the Sale of Loans	1,433	257	1,176	457.6%
Other Operating Income	739	517	222	42.9%
Total Noninterest Income	$8,697	$7,691	$1,006	13.1%

Total noninterest income in the current quarter was $8.7 million, an increase of $1.0 million from the comparable quarter of 2019. Income from fiduciary activities for the third quarter of 2020 increased by 2.4% from the third quarter of 2019. Fees for other services to customers were $2.6 million for the third quarter of 2020. Insurance commissions decreased to $1.7 million for the third quarter of 2020 compared to $1.9 million for the third quarter of 2019, due primarily to a decline in the employee benefits sector of the business. Net loss on security transactions of $72 thousand for the first quarter of 2020 was the result in the decrease in the fair value of equity securities. Net gain on the sale of loans in the third quarter of 2020 increased by $1.2 million from the third quarter of 2019. The change was a result of favorable market conditions leading to an increase in loan sale volume. See page 51 for the discussion of loan sales. Other operating income increased $222 thousand from the comparable quarter in 2019, primarily the result of the disposal of fixed asset charges which occurred in the third quarter of 2019.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Three Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Salaries and Employee Benefits	$10,408	10,015	$393	3.9%
Occupancy Expense of Premises, Net	1,427	1,324	103	7.8%
Technology and Equipment Expense	3,228	3,305	(77)	(2.3)%
FDIC and FICO Assessments	309	(480)	789	(164.4)%
Amortization	56	61	(5)	(8.2)%
Other Operating Expense	2,059	2,566	(507)	(19.8)%
Total Noninterest Expense	$17,487	$16,791	$696	4.1%
Efficiency Ratio	51.34%	55.41%	(4.07)	(7.3)%

Noninterest expense for the third quarter of 2020 was $17.5 million, an increase of $0.7 million, or 4.1%, from the third quarter of 2019. Salaries and benefit expenses increased $0.4 million, or 3.9%, from the comparable quarter in 2019. In the third quarter, both the Saratoga National Bank Latham branch and the Capital Region Business Development office opened which increased occupancy expenses for the quarter. FDIC Small Bank Assessment Credits were recorded in the third quarter of 2019.
The efficiency ratio continues to be solid at 51.34% for the third quarter of 2020 and 55.41% for the comparable 2019 quarter. The efficiency ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect an institution's operating efficiency. The Company calculates the efficiency ratio as the ratio of noninterest expense (excluding, under the Company's definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 42 of this Report under the heading "Use of Non-GAAP Financial Measures" and the related tabular information and notes on pages 43 through 46 of this Report. The efficiency ratio included by the Federal Reserve Board in its "Bank Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does the Company's calculation), but unlike the Company's ratio does not exclude intangible asset amortization from the numerator. The Company's efficiency ratios in recent periods have generally compared favorably to the ratios of the peer group as disclosed in the Federal Reserve Performance Reports (see page 41 for a discussion of the peer group). For the three month period ended June 30, 2020 (the most recent reporting period for which peer group information is available), the peer group's efficiency ratio was 60.15% compared to the Company's ratio of 53.06% (not adjusted for the definitional difference).

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Provision for Income Taxes	$2,793	$2,618	$175	6.7%
Effective Tax Rate	20.2%	20.6%	(0.4)	(1.9)%

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2020 Compared With
Nine Months Ended September 30, 2019

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Net Income	$28,332	$27,735	$597	2.2%
Diluted Earnings Per Share	1.83	1.80	0.03	1.7
Return on Average Assets	1.11%	1.24%	(0.13)%	(10.5)
Return on Average Equity	11.99%	13.21%	(1.22)%	(9.2)

Net income was $28.3 million and diluted earnings per share (EPS) of $1.83 for the first nine months of 2020, compared to net income of $27.7 million and diluted EPS of $1.80 for the first nine months of 2019. Return on average assets (ROA) for the first nine months of 2020 was 1.11%, a decrease from 1.24% for the first nine months of 2019. In addition, return on average equity (ROE) decreased to 11.99% for the first nine months of 2020 from 13.21% for the first nine months of 2019.

The following narrative discusses the period-to-period changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Interest and Dividend Income	$83,524	$81,392	$2,132	2.6%
Interest Expense	10,776	16,261	(5,485)	(33.7)%
Net Interest Income	72,748	65,131	7,617	11.7%
Average Earning Assets (1)	3,243,886	2,864,816	379,070	13.2%
Average Interest-Bearing Liabilities	2,455,544	2,224,463	231,081	10.4%

Yield on Earning Assets (1)	3.44%	3.80%	(0.36)%	(9.5)%
Cost of Interest-Bearing Liabilities	0.59	0.98	(0.39)%	(39.8)%
Net Interest Spread	2.85	2.82	0.03%	1.1%
Net Interest Margin	3.00	3.04	(0.04)%	(1.3)%
(1) Includes Nonaccrual Loans
Net interest income, for the nine month period ended September 30, 2020 increased by $7.6 million or 11.7%, over the nine month period ended September 30, 2019. For the first nine months of 2020, net interest margin decreased to 3.00% from 3.04% for the comparable period of 2019. The yield on earning assets decreased to 3.44% from 3.80% for the comparable prior period. The cost of interest-bearing liabilities decreased to 0.59% from 0.98% for the comparable prior period due largely to the balance sheet growth, lower market rates, and a more favorable funding mix, with higher deposit balances and lower wholesale borrowings in the current year. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 58, the provision for loan losses for the first nine months of 2020 was $8.1 million, compared to a provision of $1.4 million for the 2019 period.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Income From Fiduciary Activities	6,613	6,571	$42	0.6%
Fees for Other Services to Customers	7,348	7,570	(222)	(2.9)
Insurance Commissions	5,077	5,590	(513)	(9.2)
Net (Loss) Gain on Securities	(552)	222	(774)	(348.6)
Net Gain on the Sale of Loans	2,193	501	1,692	337.7
Other Operating Income	2,876	1,020	1,856	182.0
Total Noninterest Income	$23,555	$21,474	$2,081	9.7%

Total noninterest income in the first nine months of 2020 was $23.6 million, an increase of $2.1 million, or 9.7%, from total noninterest income of $21.5 million for the first nine months of 2019. Fees for other services to customers, the largest segment of noninterest income, were $7.3 million. Income from fiduciary activities for the first nine months of 2020 was consistent with 2019. Insurance commissions declined 9.2% to $5.1 million for the first nine months of 2020, compared to $5.6 million in the first nine months of 2019, due primarily to the increased competition in the employee benefits sectors of the business. Net loss on securities were $552 thousand in the first nine months of 2020 compared to a net gain of $222 thousand for the first nine months of 2019. This was the result of a decrease in the fair value of equity securities. Net gain on the sale of loans in the first nine months of 2020 increased by $1.7 million, or 337.7% from the first nine months of 2019. The change was a result of favorable market conditions leading to an increase in loan sale volume. See page 51 for the discussion of loan sales. Other operating income was $2.9 million, an increase of 182.0% from the comparative nine month period of 2019. The increase is primarily the result of the following: $857 thousand increase of fees received as part of interest rate swap agreements in 2020, loss on the disposal of fixed assets that occurred in 2019, gain on the sale of other real estate owned in 2020 and loss on the sale of other real estate owned in 2019.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Salaries and Employee Benefits	$31,003	$29,061	$1,942	6.7%
Occupancy Expense of Premises, Net	4,221	4,023	198	4.9
Technology and Equipment Expense	9,807	9,689	118	1.2
FDIC and FICO Assessments	770	(56)	826	(1,475.0)
Amortization	171	184	(13)	(7.1)
Other Operating Expense	6,514	7,450	(936)	(12.6)
Total Noninterest Expense	$52,486	$50,351	$2,135	4.2
Efficiency Ratio	53.54%	57.35%	(3.81)	(6.6)

Noninterest expense for the first nine months of 2020 was $52.5 million, an increase of $2.1 million, or 4.2%, from the expense for the first nine months of 2019. Salaries and employee benefits expense increased 6.7% in the first nine months of 2020 over the 2019 period. In the third quarter, both the Saratoga National Bank Latham branch and the Capital Region Business Development office opened which increased occupancy expenses on the year. Technology and Equipment Expense were flat as compared to the 2019 period. FDIC Small Bank Assessment Credits were recorded in the third quarter of 2019.
The Company's efficiency ratio was 53.54% for the first nine months of 2020 and 57.35% for the comparable 2019 period. This ratio (a ratio where lower is better), is a commonly used non-GAAP financial measure in the banking industry that purports to reflect operating efficiency. The Company calculates the efficiency ratio as the ratio of noninterest expense (excluding, under the Company's definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on this non-GAAP measure on page 42 of this Report under the heading "Use of Non-GAAP Financial Measures" and the related tabular information and notes on pages 43 through 46 of this Report.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Provision for Income Taxes	$7,402	$7,074	$328	4.6%
Effective Tax Rate	20.7%	20.3%	0.4	2.0

The increase in the effective tax rate in the first nine months of 2020 over the first nine months of 2019 was primarily due to the reduction of tax exempt investments held and the related investment income combined with the reduced tax benefit related to stock based compensation.

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
As of September 30, 2020:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(0.46)%	(0.87)%
Calculated change in Net Interest Income - Year 2	0.57%	(12.07)%

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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective. Further, there were no changes made in the Company's internal control over financial reporting, including but not limited to changes resulting from the COVID-19 pandemic, that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.
Legal Proceedings
On an ongoing basis, the Company, including its subsidiary banks, is often the subject of, or a party to, various legal claims by other parties against the Company, by the Company against other parties, or involving the Company, which arise in the normal course of business. The various pending legal claims against the Company will not, in the opinion of management based upon consultation with counsel, result in any material liability.
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
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow during the three months ended September 30, 2020 of common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Third Quarter 2020 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
July	971	$27.48	—	$3,493,345
August	1,597	28.00	—	3,493,345
September	19,811	26.94	—	3,493,345
Total	22,379	27.04	—
1 The total number of shares purchased by the Company and the average price paid per share listed in columns (A) and (B) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans in connection with their stock-for-stock exercise of such options and (iii) shares purchased under the publicly-announced 2020 Repurchase Program. In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow through such methods: July - DRIP purchases (971 shares); August - DRIP purchases (1,597 shares); and September - DRIP purchases (17,508 shares), stock-for-stock option exercises (2,303 shares).
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs. Our only publicly-announced stock repurchase program in effect for the third quarter of 2020 was the 2020 Repurchase Program approved by the Board of Directors and announced in October 2019, under which the Board authorized management, in its discretion, to repurchase from time to time during calendar year 2020, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions.
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
ARROW FINANCIAL CORPORATION
Registrant

November 5, 2020	/s/Thomas J. Murphy
Date	Thomas J. Murphy
President and Chief Executive Officer

November 5, 2020	/s/Edward J. Campanella
Date	Edward J. Campanella
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)