Form 10-K
period 2020-12-31
ARROW FINANCIAL CORP
filed 2021-03-10
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

☐ Transition Report Pursuant to Section 13 or 15(d)
of The Securities Exchange Act of 1934

Commission File Number: 0-12507

ARROW FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

New York	22-2448962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Glen Street,	Glens Falls	New York	12801
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:			518	745-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered

Common Stock, Par Value $1.00 per share	AROW	NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by a check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7562(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $447,236,731
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 26, 2021
Common Stock, par value $1.00 per share	15,526,490

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2021 (Part III).

ARROW FINANCIAL CORPORATION
FORM 10-K

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2021.

NOTE ON TERMINOLOGY
In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “the Company,” “we,” “us,” and “our,” generally refer to Arrow Financial Corporation and subsidiaries as a group, except where the context indicates otherwise.  At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 142 domestic (U.S.-based) bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s most recent “Bank Holding Company Performance Report” (which is the Performance Report for the most recently available period ending September 30, 2020), and peer group data has been derived from such Report.  This peer group is not, however, identical to either of the peer groups comprising the two bank indices included in the stock performance graphs on pages 20 and 21 of this Report.

THE COMPANY AND ITS SUBSIDIARIES
Arrow is a two-bank holding company headquartered in Glens Falls, New York.  The banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National or GFNB) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National or SNB) whose main office is located in Saratoga Springs, New York.  Active subsidiaries of Glens Falls National include Upstate Agency, LLC (an insurance agency that sells property and casualty insurance and also specializes in selling and servicing group health care policies and life insurance), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to Arrow's proprietary mutual funds) and Arrow Properties, Inc. (a real estate investment trust, or REIT). Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

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
•sudden changes in the market for products the Company provides, such as real estate loans;
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

PART I
Item 1. Business

A. GENERAL
The holding company, Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow owns two nationally-chartered banks in New York (Glens Falls National and Saratoga National), and through such banks indirectly owns various non-bank subsidiaries, including an insurance agency, a registered investment adviser and a REIT. See "The Company and Its Subsidiaries," above.

Subsidiary Banks (dollars in thousands)
	Glens Falls National	Saratoga National
Total Assets at Year-End	$2,869,840	$815,782
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$1,532,835	$126,194
Date Organized	1851	1988
Employees (full-time equivalent)	459	58
Offices	28	12
Counties of Operation	Warren, Washington, Saratoga, Essex & Clinton	Saratoga, Albany, Rensselaer, & Schenectady
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The holding company’s business consists primarily of the ownership, supervision and control of Arrow's two banks, including the banks' subsidiaries.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks. There were 517 full-time equivalent employees, including 42 employees within Arrow's insurance agency affiliate, at December 31, 2020. See the discussion of our human capital resources in Section G ("HUMAN CAPITAL") of this Item 1.
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
Arrow lends almost exclusively to borrowers within the normal retail service area in northeastern New York State, with the exception of the indirect consumer lending line of business, where Arrow acquires retail paper from an extensive network of automobile dealers that operate in a larger area of upstate New York and in Vermont. The loan portfolio does not include any foreign loans or any other significant risk concentrations.  Arrow does not generally participate in loan syndications, either as originator or as a participant.  However, from time to time, the Company buys participations in individual loans, typically commercial loans, originated by other financial institutions in New York and adjacent states. In recent periods, the total dollar amount of such participations has fluctuated, but generally represents less than 20% of commercial loans outstanding. Much of the portfolio is properly collateralized, and most commercial loans are further supported by personal guarantees. Arrow also participates as a lender in the Paycheck Protection Program ("PPP") administered by the Small Business Administration ("SBA") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). In 2020, Arrow originated over $142.7 million in loans under the PPP. See the discussion of the CARES Act in Section D ("RECENT LEGISLATIVE DEVELOPMENTS") of this Item 1.
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

Bank Regulatory Authorities with Jurisdiction over Arrow and its Subsidiary Banks
Arrow is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act") and as such is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB").  As a "bank holding company" under New York State law, Arrow is also subject to regulation by the New York State Department of Financial Services. Arrow's two subsidiary banks are both national banks and are subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The banks are members of the Federal Reserve System and the deposits of each bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC").  The BHC Act generally prohibits Arrow from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities.  Under the BHC Act, a bank holding company generally must obtain FRB approval before acquiring, directly or indirectly, voting shares of another bank or bank holding company, if after the acquisition the acquiror would own 5 percent or more of a class of the voting shares of that other bank or bank holding company.  Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states, subject to certain limitations. Bank holdings companies that meet certain qualifications may choose to apply to the FRB for designation as “financial holding companies.” Upon receipt of such designation, a financial holding company may engage a broader array of activities, such as insurance underwriting, securities underwriting and merchant banking. Arrow has not attempted to become, and has not been designated as, a financial holding company.
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
Bank Capital Rules. In July 2013, federal bank regulators, including the FRB and the OCC, approved revised bank capital rules aimed at implementing capital requirements pursuant to Dodd-Frank. These rules were also intended to coordinate U.S. bank capital standards with the then-current drafts of the Basel III proposed bank capital standards for all of the developed world's banking organizations. The federal regulators' revised capital rules (the "Capital Rules"), which impose significantly higher minimum capital ratios on U.S. financial institutions than the rules they replaced, became effective for Arrow and its subsidiary banks on January 1, 2015, and were fully phased in by the end of 2019.
The Economic Growth Act was signed into law May 24, 2018. In accordance therewith, federal bank regulators issued a final rule to implement the “community bank leverage ratio”, introducing an optional simplified measure of capital adequacy for qualifying community banking organizations ("CBLR").  To qualify for the CBLR framework, a community banking organization must satisfy certain requirements, including having a leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.  A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the CBLR framework will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations and will not be required to report or calculate risk-based capital ratios. Subsequently, Section 4012 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act required the federal banking agencies to temporarily lower the threshold for election of the CBLR framework, issuing two interim final rules to set the CLBR at 8% as of the second quarter of 2020 and then gradually re-establish the CBLR at 9%.
Under the final rule, the CBLR threshold remained at 8% through the end of 2020. Community banks that have a leverage ratio of 8% or greater and meet certain other criteria may elect to use the CBLR framework. Beginning in 2021, the CBLR threshold increased to 8.5% for the calendar year. The requirement to use the CBLR framework will return to 9% on January 1, 2022 for community banks.
The final rule also maintains a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than one percentage point below the applicable CBLR requirement.
The CBLR final rule became effective as of January 1, 2020, and Arrow and both subsidiary banks have opted out of utilizing the CBLR framework. Thus, the Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow.
The Capital Rules which remain applicable to Arrow consist of two basic types of capital measures, a leverage ratio and set of risk-based capital measures. Within these two broad types of rules, however, significant changes were made in the revised Capital Rules, as discussed as follows.
Leverage Ratio. The Capital Rules increased the minimum required leverage ratio from 3.0% to 4.0%. The leverage ratio continues to be defined as the ratio of the institution's "Tier 1" capital (as defined under the new leverage rule) to total tangible assets (as defined under the revised leverage rule).
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

The following table presents the Capital Rules applicable to Arrow and its subsidiary banks:

Year, as of January 1	2020
Minimum CET1 Ratio	4.500%
Capital Conservation Buffer ("Buffer")	2.500%
Minimum CET1 Ratio Plus Buffer	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	10.500%
Minimum Leverage Ratio	4.000%

These minimum capital ratios, especially the CET1 ratio (4.5%) and the enhanced Tier 1 risk-based capital ratio (6.0%), which began to apply to the Company on January 1, 2015, represent a heightened and more restrictive capital regime than institutions previously had to meet.
At December 31, 2020, Arrow and its two subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the revised Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, and including in the case of each risk-based ratio, the phased-in portion of the capital buffer. See Note 20, Regulatory Matters, to the notes to the Consolidated Financial Statements for a presentation of Arrow's period-end ratios for 2020 and 2019.

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
As of December 31, 2020, Arrow and its two subsidiary banks qualified as "well-capitalized" under the revised capital classification scheme.

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
In February 2018, the Securities and Exchange Commission (“SEC”) issued the “Commission Statement and Guidance on Public Company Cybersecurity Disclosures” to assist public companies in preparing disclosures about cybersecurity risks and incidents. With the increased frequency and magnitude of cybersecurity incidents, the SEC indicated that it is critical that public companies take all required actions to inform investors about material cybersecurity risks and incidents in a timely fashion. Additionally, in October 2018 the SEC issued the “Report of Investigation Pursuant to Section 21(a) of the Securities Exchange Act of 1934 Regarding Certain Cyber-Related Frauds Perpetrated Against Public Companies and Related Internal Controls Requirements” which cited business email compromises that led to the incidents and that internal accounting controls may need to be reassessed in light of these emerging risks. Certain Arrow subsidiaries are subject to certain New York state cybersecurity regulations.

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

Anti-Money Laundering, the U.S. Patriot Act and OFAC
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001 initially adopted in 2001 and re-adopted by the U.S. Congress in 2006 with certain changes (the “Patriot Act”), imposes substantial record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act's requirements.
Under the Patriot Act and other federal anti-money laundering laws and regulations, including, but not limited to, the Currency and Foreign Transactions Report Act (collectively, “Anti-Money Laundering Laws”), financial institutions, including banks, must maintain certain anti-money laundering compliance, customer identification and due diligence programs that include established internal policies, procedures, and controls. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report suspicious transactions. Law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The U.S. Treasury Department's Financial Crises Enforcement Network (“FinCEN”) issued a final rule in 2016 increasing customer due diligence requirements for banks, including adding a requirement to identify and verify the identity of beneficial owners of customers that are legal entities, subject to certain exclusions and exemptions. The Company has established procedures for compliance with these requirements. Compliance with the provisions of the Patriot Act and other Anti-Money Laundering Laws results in substantial costs on all financial institutions.
The U.S. Department of the Treasury's Office of Foreign Assets Control (“OFAC”) is responsible for helping to insure that United States persons, including banks, do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, including, but not limited to, Specially Designated Nationals and Blocked Persons. If Arrow finds a name on any transaction, account or wire transfer that is on an OFAC list, Arrow must freeze or block such account or transaction, file a suspicious activity report, if required, notify the appropriate authorities and maintain appropriate records.

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
Federal banking regulators and other agencies including, among others, the FRB, the OCC and the CFPB, have been engaged in extensive rule-making efforts under Dodd-Frank, and the Community Bank Leverage Ratio has impacted certain Dodd-Frank requirements, as explained above.

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
In January 2019, both of the Company's banking subsidiaries received preliminary notification of eligibility for small bank assessment credits. These credits were related to the Deposit Insurance Recovery Fund Reserve Ratio reaching 1.36% and reduced the banks' future quarterly assessments. In September 2019, both of the Company's banking subsidiaries received notification of the final credits of $687 thousand, which were fully recorded in the third quarter of 2019.

Reserve Requirements
Pursuant to regulations of the FRB, all banking organizations are required to maintain average daily reserves at mandated ratios against their transaction accounts and certain other types of deposit accounts. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.

D. RECENT LEGISLATIVE DEVELOPMENTS

The CARES Act
In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act is a $2.2 trillion economic stimulus bill that was enacted to provide relief in the wake of the COVID-19 pandemic. Several provisions within the CARES Act directly impacted financial institutions and led to action from the bank regulatory agencies.
Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. Arrow has participated in the PPP as a lender, originating over $142.7 million in loans in 2020. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments for PPP-generated loans are deferred for the first six months of the loan term and no collateral or personal guarantees were required.
On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act (the "CAA") that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators.” As a participating lender in the PPP, Arrow continues to monitor legislative, regulatory, and supervisory developments related thereto, including the most recent changes implemented by the HHSB Act.
On March 22, 2020, a statement was issued by the Board of Governors of the Federal Reserve Bank, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the office of the Comptroller of the Currency and the Consumer Financial Protection Bureau, titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt from classification as a troubled debt restructuring ("TDR") as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. Section 541 of the CAA extends this relief to the earlier of January 1, 2022, or 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the federal banking regulators’ views on consumer protection considerations. In accordance with such guidance, Arrow offered short-term modifications in response to COVID-19 to qualified borrowers. As of December 31, 2020, $15.3 million in eligible loans, or 0.6% of the loan portfolio, continue to be deferred as a result of the COVID-19 pandemic.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 “Financial Instruments – Credit Losses” (“CECL”), which changes the way financial entities measure expected credit losses for financial assets, primarily loans. In 2019, the OCC, FRB and FDIC issued a final rule to address the new CECL standard. The final rule included a three (3) year transition period, within which a banking organization could phase in the CECL impacts upon its capital ratios. Subsequently, with the enactment of the CARES Act, the OCC, FRB and FDIC issued an alterative transition provision to address the impacts of the COVID-19 pandemic (the “Interim CECL Rule”). Under the Interim CECL Rule, financial institutions that were required to adopt CECL in 2020 were permitted to postpone their estimation upon regulatory capital for two (2) years, followed by a three (3) year transition period. Arrow implemented CECL on January 1, 2021.

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

F. COMPETITION
Arrow faces intense competition in all markets served.  Competitors include traditional local commercial banks, savings banks and credit unions, non-traditional internet-based lending alternatives, as well as local offices of major regional and money center banks.  Like all banks, the Company encounters strong competition in the mortgage lending space from a wide variety of other mortgage originators, all of whom are principally affected in this business by the rate and terms set, and the lending practices established from time-to-time by the very large government sponsored enterprises ("GSEs") engaged in residential mortgage lending, most importantly, “Fannie Mae” and “Freddie Mac.” For many years, these GSEs have purchased and/or guaranteed a very substantial percentage of all newly-originated mortgage loans in the U.S. Additionally, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market funds, mutual funds, credit card companies and wealth management enterprises offer substantive equivalents of the various other types of loan and financial products and services and transactional accounts that are offered, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to Arrow.  Under federal banking laws, such non-banking financial organizations not only may offer products and services comparable to those offered by commercial banks, but also may establish or acquire their own commercial banks.

G. HUMAN CAPITAL
Arrow believes that its employees are among its most important assets. Accordingly, Arrow has prioritized investment in the well-being, performance, engagement and development of Arrow's employees. This includes, but is not limited to, providing access to well-being resources and assistance, offering competitive compensation and benefits to attract and retain top-level talent, empowering team members to take an active role in the formation and execution of the business strategy, and fostering a diverse and inclusive work environment that reflects the many values of the communities Arrow serves. At December 31, 2020, Arrow had 517 full-time equivalent employees. In light of the COVID-19 pandemic, Arrow has taken steps to mitigate the risk of harm to its employees and customers and to its operations from the pandemic. In particular, Arrow, when necessary, has limited access to facilities to appointments only and encouraged customers to use contact-free alternatives like digital banking and ATMs. Arrow has also minimized contact for a large portion of its employee base through remote working, minimal travel and in-person meetings and social distancing.

H. EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of the executive officers of Arrow and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas J. Murphy	62	President and Chief Executive Officer of Arrow since January 1, 2013. Mr. Murphy has been a Director of Arrow since July 2012. In addition to his executive leadership role at Arrow, he has been the President of GFNB since July 1, 2011 and Chief Executive Officer of GFNB since January 1, 2013. Prior positions in the Company include: Senior Executive Vice President of Arrow (2011-2012), Vice President of Arrow (2009-2011), Senior Trust Officer of GFNB (2010-2011), Corporate Secretary (2009-2012), Assistant Corporate Secretary of Arrow (2008-2009), Senior Vice President of GFNB (2008-2011) and Manager of the Personal Trust Department of GFNB (2004-2011). Mr. Murphy started with the Company in 2004.

Edward J. Campanella	53	Senior Vice President, Treasurer and Chief Financial Officer of Arrow since September 5, 2017. Mr. Campanella also serves as Executive Vice President, Treasurer and Chief Financial Officer of GFNB and SNB. Mr. Campanella joined the Company in 2017. Previously, he served as Chief Financial Officer for National Union Bank of Kinderhook in Kinderhook, NY (2016-2017). He was Senior Vice President, Treasurer and Director of Finance at Opus Bank in Irvine, CA (2013-2016). Prior to that he served as First Vice President and Treasurer of Cambridge Savings Bank in Cambridge, MA (2006-2013).

David S. DeMarco	59	Senior Vice President and Chief Banking Officer of Arrow since February 1, 2018. Mr. DeMarco has been a Senior Vice President of Arrow since May 1, 2009. Additionally, Mr. DeMarco has been President and Chief Executive Officer of SNB since January 1, 2013. He is also Executive Vice President and Chief Banking Officer of GFNB. Previously, Mr. DeMarco served as Executive Vice President and Head of the Branch, Corporate Development, Financial Services & Marketing Division of GFNB (2003-2012). Mr. DeMarco started with the Company as a commercial lender in 1987.

David D. Kaiser	60	Senior Vice President and Chief Credit Officer of Arrow since February 1, 2015. Mr. Kaiser has also served as Executive Vice President of GFNB since 2012 and as Chief Credit Officer of GFNB since 2011. Previously, he served as the Corporate Banking Manager for GFNB from 2005 to 2011. Mr. Kaiser started with the Company in 2000.

Andrew J. Wise	54	Senior Vice President and Chief Operating Officer of Arrow since February 1, 2018. Mr. Wise has also served as Executive Vice President and Chief Operating Officer of GFNB since October 2017. Previously, Mr. Wise served as Chief Administrative Officer of GFNB. He joined GFNB in May 2016 as Senior Vice President of Administration. Prior to that, he worked at Adirondack Trust Company for 12 years where he was Executive Vice President and Chief Operating Officer of the Company’s insurance subsidiary.

I. AVAILABLE INFORMATION
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

Item 1A. Risk Factors
Arrow's financial results and the market price of its stock are subject to risks arising from many factors, including the risks listed below, as well as other risks and uncertainties, some of which have been, and may continue to be, exacerbated by the COVID-19 pandemic and any adverse impact on Arrow's business or the general economic environment as a result. Any of these risks could materially and adversely affect Arrow's business, financial condition or results of operations. Please note that the discussion below regarding the potential impact on Arrow of certain of these factors that may develop in the future is not meant to provide predictions by Arrow's management that such factors will develop, but to acknowledge the possible negative consequences to the Company and business if certain conditions materialize.

MACROECONOMIC AND INDUSTRY RISKS

Market conditions could present significant challenges to the U.S. commercial banking industry and its core business of making and servicing loans and any substantial downturn in the regional markets in which Arrow operates or in the U.S. economy generally could adversely affect Arrow's ability to maintain steady growth in the loan portfolio and earnings. Arrow's business is highly dependent on the business environment in the markets in which the Company operates as well as the United States as a whole. Arrow's business is dependent upon the financial stability of the Company's borrowers, including their ability to pay interest on and repay the principal amount of, outstanding loans, the value of the collateral securing those loans, and the overall demand for loans and other products and services, all of which impact Arrow's stability and future growth. Although Arrow's market area has experienced a stabilizing of economic conditions in recent years and even periods of modest growth, if unpredictable or unfavorable economic conditions unique to the market area should occur in upcoming periods, these conditions will likely have an adverse effect on the quality of the loan portfolio and financial performance. As a community bank, Arrow is less able than larger regional competitors to spread the risk of unfavorable local economic conditions over a larger market area. Further, if the overall U.S. economy deteriorates, then Arrow's business, results of operations, financial condition and prospects could be adversely affected. In particular, financial performance may be adversely affected by short-term and long-term interest rates, the prevailing yield curve, inflation, monetary supply, fluctuations in the debt and equity capital markets, and the strength of the domestic economy and the local economies in the markets in which Arrow operates, all of which are beyond Arrow's control.

Arrow operates in a highly competitive industry and market areas that could negatively affect growth and profitability. Competition for commercial banking and other financial services is fierce in Arrow's market areas. In one or more aspects of business, Arrow's subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Additionally, due to their size and other factors, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services, than Arrow can. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. In addition, many of Arrow's competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Failure, by Arrow, to offer competitive services in Arrow's market areas could significantly weaken Arrow's market position, adversely affecting growth, which, in turn, could have a material adverse effect on Arrow's financial condition and results of operations.

Uncertainty relating to LIBOR and other reference rates and their potential discontinuance may negatively impact our access to funding and the value of our financial instruments and commercial agreements. Due to uncertainty surrounding the suitability and sustainability of the London interbank offered rate (LIBOR), central banks and global regulators have called for financial market participants to prepare for the discontinuance of LIBOR and the establishment of alternative reference rates. ICE Benchmark Administration (IBA), the administrator of LIBOR, announced that it will consult on its intention to cease publication of one-week and two-month U.S. dollar LIBOR at December 31, 2021, and stop the remaining U.S. dollar settings immediately after publication on June 30, 2023. At this time, it is not possible to predict the effect that any discontinuance, modification or other reforms to LIBOR or any other reference rate, the establishment of alternative reference rates, or the impact of any such events on contractual mechanisms may have on the markets, Arrow, or Arrow's financial instruments or commercial agreements that reference LIBOR.
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
Uncertainty as to the nature and timing of the potential discontinuance or modification of LIBOR, the replacement of LIBOR with one or more alternative reference rates or other reforms may negatively impact market liquidity, Arrow's access to funding required to operate Arrow's business and/or the trading market for financial instruments. Furthermore, the timing of implementation and use of alternative reference rates and corresponding adjustments or other reforms could be subject to disputes, could cause the interest payable on Arrow's outstanding financial instruments and commercial agreements to be materially different than expected and may impact the value of financial instruments and commercial agreements.

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

Problems encountered by other financial institutions could adversely affect the Company. Arrow's ability to engage in routine funding transactions could be adversely affected by financial or commercial problems confronting other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. Arrow has exposure to many different counterparties in the normal course of business, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by Arrow or by other financial institutions on whom Arrow relies or with whom Arrow interacts. Some of these transactions expose Arrow to credit and other potential risks in the event of default of Arrow's counterparty or client. In addition, credit risk may be exacerbated when the collateral held by Arrow cannot be liquidated or only may be liquidated at prices not sufficient to recover the full amount due Arrow under the underlying financial instrument, held by Arrow. There is no assurance that any such losses would not materially and adversely affect results of operations.

OPERATIONAL RISKS

Any future economic or financial downturn, including any significant correction in the equity markets, may negatively affect the volume of income attributable to, and demand for, fee-based services of banks such as Arrow, including the Company's fiduciary business, which could negatively impact Arrow's financial condition and results of operation. Revenues from trust and wealth management business are dependent on the level of assets under management. Any significant downturn in the equity markets may lead Arrow's trust and wealth management customers to liquidate their investments, or may diminish account values for those customers who elect to leave their portfolios with Arrow, in either case reducing assets under management and thereby decreasing revenues from this important sector of the business. Other fee-based businesses are also susceptible to a sudden economic or financial downturn.
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

The outbreak of the novel coronavirus, COVID-19, may adversely affect Arrow’s business activities, financial condition and results of operations. The business of Arrow and its subsidiary banks depends on the willingness and ability of its customers to conduct financial transactions. The spread of COVID-19 and the resulting “shelter in place” and “stay at home” orders, travel restrictions and other precautions have caused significant disruptions in the United States economy, which could in turn disrupt the business, activities, and operations of Arrow’s customers, as well as Arrow's business and operations. The pandemic has also caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19 may result in a significant decrease in business and/or cause Arrow’s customers to be unable to meet existing obligations to the Company, particularly in the event of another significant outbreak in the Upstate New York region. The virus’s spread could also interfere with the availability of key personnel or third party service providers necessary to conduct business activities.
Arrow has taken steps to mitigate the risk of harm to its employees and customers and to its operations from the pandemic. In particular, Arrow, when necessary, has limited access to facilities to appointments only and encouraged customers to use contact-free alternatives like digital banking and ATMs. Arrow has also minimized contact for a large portion of its employee base through remote working, minimal travel and in-person meetings and social distancing. Nevertheless, there are a number of uncertainties related to the potential effects of the pandemic that may not be able to be addressed by these efforts. If the spread of COVID-19 has an adverse effect on (i) customer deposits, (ii) the ability of borrowers to satisfy their obligations, (iii) the demand for loans or other financial products and services, (iv) the ability of Arrow’s personnel and third party service providers to perform effectively, (v) financial markets, real estate markets, or economic growth, or (vi) other aspects of operations, then Arrow’s liquidity, financial condition and/or results of operations may be materially and adversely affected.

FINANCIAL RISKS

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

The Company's allowance for possible loan and lease losses may be insufficient, and an increase in the allowance would reduce earnings. The allowance is established through a provision for loan and lease losses based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance is based upon a number of factors, including the size of the loan and lease portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan and lease loss experience and loan underwriting policies. In addition, Arrow evaluates all loans and leases identified as problem loans and augments the allowance based upon an estimation of the potential loss associated with those problem loans and leases. Additions to the allowance for loan and lease losses decrease net income through provisions for loan and lease losses. If the evaluation performed in connection with establishing loan and lease loss reserves is wrong, the allowance for loan and lease losses may not be sufficient to cover Arrow's losses, which would have an adverse effect on operating results. Arrow's regulators, in reviewing the loan and lease portfolio as part of a regulatory examination, may from time to time require Arrow to increase the allowance for loan and lease losses, thereby negatively affecting earnings, financial condition and capital ratios at that time. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of Arrow's control. Additions to the allowance could have a negative impact on Arrow's results of operations. Although asset quality remained strong as of December 31, 2020, as a result of the uncertainty created by the COVID-19 pandemic, Arrow increased its loan loss reserves based on management's assessment of the related risks. As of January 1, 2021, Arrow implemented a new accounting standard to estimate the Company's allowance for credit losses. For more information, see Part II, Item 7.H. “Recently Issued Accounting Standards.” Although Arrow believes that the allowance for credit losses is in compliance with the new accounting standard at January 1, 2021, there is no guarantee that it will be sufficient to address credit losses, particularly if economic conditions deteriorate quickly and/or significantly. In such an event, the Company may increase the size of the allowance for loan and lease losses which would reduce Arrow's earnings.

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

RISKS RELATED TO OWNING OUR COMMON STOCK

The Company relies on the operations of its banking subsidiaries to provide liquidity, which, if limited, could impact Arrow's ability to pay dividends to its shareholders or to repurchase its common stock. Arrow is a bank holding company, a separate legal entity from its subsidiaries. The bank holding company does not have significant operations of its own. The ability of the subsidiaries, including bank and insurance subsidiaries, to pay dividends is limited by various statutes and regulations. It is possible, depending upon the financial condition of Arrow's subsidiaries and other factors, that the subsidiaries might be restricted at some point in the ability to pay dividends to the holding company, including by a bank regulator asserting that the payment of such dividends or other payments would constitute an unsafe or unsound practice. In addition, under federal banking law, Arrow is subject to consolidated capital requirements at the holding company level. If the holding company or the bank subsidiaries are required to retain or increase capital, Arrow may not be able to maintain the cash dividends or pay dividends at all, or to repurchase shares of Arrow's common stock.

LEGAL, TAX, REGULATORY AND COMPLIANCE RISKS

Capital and liquidity standards require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case. Capital standards, particularly those adopted as a result of Dodd-Frank, continue to have a significant effect on banks and bank holding companies, including Arrow. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit business activities, including lending, and its ability to expand. It could also result in Arrow being required to take steps to increase regulatory capital and may dilute shareholder value or limit the ability to pay dividends or otherwise return capital to investors through stock repurchases. The Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow.

Federal banking statutes and regulations could change in the future, which may adversely affect Arrow. Arrow is subject to extensive federal and state banking regulations and supervision. Banking laws and regulations are intended primarily to protect bank depositors’ funds (and indirectly the Federal Deposit Insurance Fund) as well as bank retail customers, who may lack the sophistication to understand or appreciate bank products and services. These laws and regulations generally are not, however, aimed at protecting or enhancing the returns on investment enjoyed by bank shareholders.
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

The Company, through its banking subsidiaries, is subject to the Community Reinvestment Act ("CRA") and fair lending laws, and failure to comply with these laws could lead to material penalties. CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on Arrow's business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments - None

Item 2. Properties
Arrow's main office is at 250 Glen Street, Glens Falls, New York.  The building is owned by the Company and serves as the main office for Arrow and Glens Falls National, the principal subsidiary bank. Arrow is in the midst of a multi-year renovation project to enhance and improve the downtown Glens Falls Main Campus. The project began in 2012 with the construction of our 20 South Street Building. Once this multi-year, multi-building project is complete, Arrow will have renovated and improved the entire Main Campus. The main office of the other banking subsidiary, Saratoga National, is in Saratoga Springs, New York. Arrow owns twenty-seven branch banking offices, leases thirteen branch banking offices, leases two residential loan origination offices and a business development office, all at market rates. Arrow's insurance agency is co-located in seven bank-owned branches, as well as three leased insurance offices. Arrow also leases office space in buildings and parking lots near the main office in Glens Falls as well as a back-up site for business continuity purposes.
In the opinion of management, the physical properties of the holding company and the various subsidiaries are suitable and adequate.  For more information on Arrow's properties, see Notes 2, Summary of Significant Accounting Policies, 6, Premises and Equipment, and 18, Leases, in the notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

Item 3. Legal Proceedings
Except as noted below, the Company, including its subsidiary banks, is not currently the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of their business. On an ongoing basis, the Company is often the subject of, or a party to, various legal claims by other parties against the Company, by the Company against other parties, or involving the Company, which arise in the normal course of business. Except as noted below, the various pending legal claims against the Company will not, in the opinion of management based upon consultation with counsel, result in any material liability.

On July 1, 2020, Daphne Richard, a customer of GFNB filed a putative class action complaint against GFNB in the United States District Court for the Northern District of New York. The complaint alleges that GFNB assessed overdraft fees on certain transactions drawn on her checking account without having sufficiently disclosed its overdraft-fee practices in its account agreement. Ms. Richard, on behalf of two purported classes, seeks compensatory damages, disgorgement of profits, statutory damages, treble damages, enjoinment of the conduct complained of, and costs and fees. The complaint is similar to complaints filed against other financial institutions pertaining to overdraft fees. The Company denies any wrongdoing and the case is being vigorously defended.

Item 4. Mine Safety Disclosures - None

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Arrow's common stock is traded on the Global Select Market of the National Association of Securities Dealers, Inc. ("NASDAQ®") Stock Market under the symbol AROW.
Based on information received from Arrow's transfer agent and various brokers, custodians and agents, Arrow estimates there were approximately 7,600 beneficial owners of Arrow’s common stock at December 31, 2020. Arrow has no other class of stock outstanding.

Equity Compensation Plan Information
The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2020. These equity compensation plans were (i) the 2013 Long-Term Incentive Plan ("LTIP") and its predecessor, Arrow's 2008 Long-Term Incentive Plan; (ii) the 2014 Employee Stock Purchase Plan ("ESPP"); and (iii) the 2020 Directors' Stock Plan ("DSP").  All of these plans have been approved by Arrow's shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Restricted Stock Units, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)(2)	275,753	$27.62	287,868
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	275,753		287,868

(1)The total of 275,753 shares listed in column (a) includes 264,090 which are issuable pursuant to outstanding stock options and 11,663 which are issuable pursuant to restricted stock units all granted under the LTIP or its predecessor plans.
(2)The total of 287,868 shares listed in column (c) includes (i) 178,391 shares of common stock available for future award grants under the LTIP, (ii) 62,349 shares of common stock available for future issuance under the ESPP, and (iii) 47,128 shares of common stock available for future issuance under the DSP.

STOCK PERFORMANCE GRAPHS
The following two graphs provide a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the NASDAQ Banks Index and the Zacks $1B-$5B Bank Assets Index.
The first graph presents comparative stock performance for the five-year period from December 31, 2015 to December 31, 2020 and the second graph presents comparative stock performance for the fifteen-year period from December 31, 2005 to December 31, 2020.
The historical information in the graphs and accompanying tables may not be indicative of future performance of Arrow stock on the various stock indices.

**Comparison of 5 Year Cumulative Total Return for 5 Year Period Ended December 31, 2020**
**(Assumes Initial Investment of $100 at December 31, 2015)**

2015
2016
2017
2018
2019
2020
Arrow Financial Corporation
Russell 2000 Index
NASDAQ Banks Index
Zacks $1B - $5B Bank Assets Index

	TOTAL RETURN PERFORMANCE Period Ending
Index	2015	2016	2017	2018	2019	2020
Arrow Financial Corporation	100.00	158.47	140.88	140.81	176.56	148.98
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
NASDAQ Banks Index	100.00	135.40	144.24	119.76	150.57	141.32
Zacks $1B - $5B Bank Assets Index	100.00	135.72	148.54	135.24	156.49	133.30

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2021.

## Comparison of 15 Year Cumulative Total Return for 15 Year Period ended December 31, 2020
## (Assumes Initial Investment of $100 at December 31, 2005)

2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
Arrow Financial Corporation
Russell 2000 Index
NASDAQ Banks Index
Zacks $1B - $5B Bank Assets Index

	TOTAL RETURN PERFORMANCE Period Ending
Index	2005	2006	2007	2008	2009	2010	2011	2012
Arrow Financial Corporation	100.00	101.53	95.03	116.30	124.14	146.78	134.55	152.12
Russell 2000 Index	100.00	118.37	116.51	77.14	98.10	124.44	119.24	138.74
NASDAQ Banks Index	100.00	112.29	88.87	64.79	53.91	64.11	57.34	68.60
Zacks $1B - $5B Bank Assets Index	100.00	111.25	96.06	73.51	63.62	69.27	66.86	78.77

	TOTAL RETURN PERFORMANCE (Cont'd.) Period Ending
Index	2013	2014	2015	2016	2017	2018	2019	2020
Arrow Financial Corporation	171.64	188.10	196.65	311.63	277.05	276.90	347.21	292.97
Russell 2000 Index	192.59	202.01	193.10	234.25	268.57	239.00	300.01	359.89
NASDAQ Banks Index	98.18	103.17	112.37	152.14	162.08	134.57	169.18	158.79
Zacks $1B - $5B Bank Assets Index	99.79	111.03	120.98	164.19	179.70	163.61	189.32	161.27

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2021.

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

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about repurchases by Arrow during the three months ended December 31, 2020 of Arrow's common stock (the only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Fourth Quarter 2020 Calendar Month	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	1,091	$27.60	—	$3,493,345
November	1,973	28.53	—	3,493,345
December	15,843	30.77	—	3,493,345
Total	18,907	30.35	—

1 The total number of shares purchased and the average price paid per share listed in columns (a) and (b) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, and (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans ("LTIPs") in connection with their stock-for-stock exercise of such options, and shares repurchased by Arrow pursuant to its publicly-announced stock repurchase program.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased by Arrow through such methods:  October - DRIP purchases (1,091 shares); November - DRIP purchases (1,973 shares), and December - DRIP purchases (15,843 shares).
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs.  Arrow's only publicly announced stock repurchase program in effect for 2020 was the 2020 Repurchase Program approved by the Board of Directors and announced in October 2019, under which the Board authorized management, in its discretion, to repurchase from time to time during calendar year 2020, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions. Arrow had no repurchases of its shares in the fourth quarter of 2020 under the 2020 Program.

Item 6. Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA
Arrow Financial Corporation and Subsidiaries
(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2020	2019	2018	2017	2016
Interest and Dividend Income	$111,896	$109,759	$96,503	$84,657	$76,915
Interest Expense	12,694	21,710	12,485	7,006	5,356
Net Interest Income	99,202	88,049	84,018	77,651	71,559
Provision for Loan Losses	9,319	2,079	2,607	2,736	2,033
Net Interest Income After Provision for Loan Losses	89,883	85,970	81,411	74,915	69,526
Noninterest Income	33,122	28,266	28,736	28,093	27,854
Net Gains (Losses) on Securities Transactions	(464)	289	213	(448)	(22)
Noninterest Expense	(70,678)	(67,450)	(65,055)	(62,705)	(59,609)
Income Before Provision for Income Taxes	51,863	47,075	45,305	39,855	37,749
Provision for Income Taxes	11,036	9,600	9,026	10,529	11,215
Net Income	$40,827	$37,475	$36,279	$29,326	$26,534

Per Common Share: [1]
Basic Earnings	$2.64	$2.44	$2.37	$1.93	$1.76
Diluted Earnings	2.64	2.43	2.36	1.92	1.75

Per Common Share: [1]
Cash Dividends	$1.02	$0.99	$0.94	$0.89	$0.86
Book Value	21.55	19.53	17.55	16.40	15.35
Tangible Book Value [2]	20.02	18.01	16.01	14.82	13.73

Consolidated Year-End Balance Sheet Data:
Total Assets	$3,688,636	$3,184,275	$2,988,334	$2,760,465	$2,605,242
Securities Available-for-Sale	365,287	357,334	317,535	300,200	346,996
Securities Held-to-Maturity	218,405	245,065	283,476	335,907	345,427
Loans	2,595,030	2,386,120	2,196,215	1,950,770	1,753,268
Nonperforming Assets [3]	6,561	5,662	6,782	7,797	7,186
Deposits	3,234,726	2,616,054	2,345,584	2,245,116	2,116,546
Federal Home Loan Bank Advances	45,000	160,000	279,000	160,000	178,000
Other Borrowed Funds	42,703	76,353	74,659	84,966	55,836
Stockholders’ Equity	334,392	301,728	269,584	249,603	232,852

Selected Key Ratios:
Return on Average Assets	1.17%	1.24%	1.27%	1.09%	1.06%
Return on Average Equity	12.77	13.17	13.96	12.14	11.79
Dividend Payout Ratio [4]	38.64	40.74	39.83	46.35	49.14
Average Equity to Average Assets	9.19	9.40	9.10	8.96	8.95

1 Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent September 25, 2020 3% stock dividend.
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Quarterly Information
Dollars in thousands, except per share amounts
Share and per share amounts have been restated for the September 2020 3% stock dividend

Quarter Ended	12/31/2020	9/30/2020	6/30/2020	3/31/2020	12/31/2019
Net Income	$12,495	$11,046	$9,159	$8,127	$9,740
Transactions Recorded in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	66	(53)	(80)	(279)	50
Share and Per Share Data: [1]
Period End Shares Outstanding	15,516	15,489	15,461	15,432	15,448
Basic Average Shares Outstanding	15,499	15,472	15,441	15,446	15,427
Diluted Average Shares Outstanding	15,515	15,481	15,448	15,476	15,476
Basic Earnings Per Share	$0.81	$0.71	$0.59	$0.53	$0.63
Diluted Earnings Per Share	0.81	0.71	0.59	0.53	0.63
Cash Dividend Per Share	0.260	0.252	0.252	0.252	0.252
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$349,430	$242,928	$155,931	$32,787	$28,880
Investment Securities	590,151	592,457	607,094	603,748	582,982
Loans	2,610,834	2,582,253	2,518,198	2,394,346	2,358,110
Deposits	3,256,238	3,082,499	2,952,432	2,670,009	2,607,421
Other Borrowed Funds	95,047	136,117	129,383	170,987	177,877
Shareholders’ Equity	331,899	324,269	316,380	306,527	296,124
Total Assets	3,721,954	3,583,322	3,437,155	3,180,857	3,113,114
Return on Average Assets, annualized	1.34%	1.23%	1.07%	1.03%	1.24%
Return on Average Equity, annualized	14.98%	13.55%	11.64%	10.66%	13.05%
Return on Average Tangible Equity, annualized [2]	16.13%	14.61%	12.58%	11.55%	14.18%
Average Earning Assets	$3,550,415	$3,417,638	$3,281,223	$3,030,881	$2,969,972
Average Paying Liabilities	2,674,795	2,545,435	2,457,690	2,362,515	2,293,804
Interest Income	28,372	27,296	28,002	28,226	28,367
Tax-Equivalent Adjustment [3]	251	284	281	288	321
Interest Income, Tax-Equivalent [3]	28,623	27,580	28,283	28,514	28,688
Interest Expense	1,918	2,396	3,160	5,220	5,449
Net Interest Income	26,454	24,900	24,842	23,006	22,918
Net Interest Income, Tax-Equivalent [3]	26,705	25,184	25,123	23,294	23,239
Net Interest Margin, annualized	2.96%	2.90%	3.05%	3.05%	3.06%
Net Interest Margin, Tax-Equivalent, annualized [3]	2.99%	2.93%	3.08%	3.09%	3.10%
Efficiency Ratio Calculation: [4]
Noninterest Expense	$18,192	$17,487	$17,245	$17,754	$17,099
Less: Intangible Asset Amortization	56	56	57	58	60
Net Noninterest Expense	18,136	17,431	17,188	17,696	17,039
Net Interest Income, Tax-Equivalent	26,705	25,184	25,123	23,294	23,239
Noninterest Income	9,103	8,697	7,164	7,694	7,081
Less: Net Changes in Fair Value of Equity Investments	88	(72)	(106)	(374)	67
Net Gross Income	$35,720	$33,953	$32,393	$31,362	$30,253
Efficiency Ratio	50.77%	51.34%	53.06%	56.42%	56.32%
Period-End Capital Information: [5]
Total Stockholders’ Equity (i.e. Book Value)	$334,392	$325,660	$317,687	$309,398	$301,728
Book Value per Share [1]	21.55	21.02	20.55	20.05	19.53
Goodwill and Other Intangible Assets, net	23,823	23,662	23,535	23,513	23,534
Tangible Book Value per Share [1,2]	20.02	19.50	19.03	18.53	18.01
Capital Ratios: [5]
Tier 1 Leverage Ratio	9.07%	9.17%	9.32%	9.87%	9.98%
Common Equity Tier 1 Capital Ratio	13.39%	13.20%	13.07%	12.84%	12.94%
Tier 1 Risk-Based Capital Ratio	14.24%	14.06%	13.94%	13.72%	13.83%
Total Risk-Based Capital Ratio	15.48%	15.28%	15.10%	14.76%	14.78%
Assets Under Trust Administration & Investment Mgmt	$1,659,029	$1,537,128	$1,502,866	$1,342,531	$1,543,653

Selected Twelve-Month Information
Dollars in thousands, except per share amounts
Share and per share amounts have been restated for the September 2020 3% stock dividend

	2020	2019	2018
Net Income	$40,827	$37,475	$36,279
Transactions Recorded in Net Income (Net of Tax):
Net (Loss) Gain on Securities	(346)	214	158

Period End Shares Outstanding[1]	15,516	15,448	15,354
Basic Average Shares Outstanding[1]	15,465	15,388	15,285
Diluted Average Shares Outstanding[1]	15,479	15,433	15,370
Basic Earnings Per Share[1]	$2.64	$2.44	$2.37
Diluted Earnings Per Share[1]	2.64	2.43	2.36
Cash Dividends Per Share[1]	1.02	0.99	0.92
Average Assets	3,481,761	3,028,028	2,855,753
Average Equity	319,814	284,640	259,835
Return on Average Assets	1.17%	1.24%	1.27%
Return on Average Equity	12.77%	13.17%	13.96%
Average Earning Assets	$3,320,937	$2,891,322	$2,734,160
Average Interest-Bearing Liabilities	2,510,655	2,241,942	2,113,102
Interest Income	111,896	109,759	96,503
Interest Income, Tax-Equivalent*	113,000	111,173	98,214
Interest Expense	12,694	21,710	12,485
Net Interest Income	99,202	88,049	84,018
Net Interest Income, Tax-Equivalent*	100,306	89,463	85,729
Net Interest Margin	2.99%	3.05%	3.07%
Net Interest Margin, Tax-Equivalent*	3.02%	3.09%	3.14%
Efficiency Ratio Calculation*[4]
Noninterest Expense	$70,678	$67,450	$65,055
Less: Intangible Asset Amortization	227	245	263
Net Noninterest Expense	70,451	67,205	64,792
Net Interest Income, Tax-Equivalent	100,306	89,463	85,729
Noninterest Income	32,658	28,555	28,949
Less: Net (Loss) Gain on Securities	(464)	289	213
Net Gross Income, Adjusted	$133,428	$117,729	$114,465
Efficiency Ratio*	55.69%	57.08%	56.60%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.07%	9.98%	9.61%
Total Stockholders’ Equity (i.e. Book Value)	$334,392	$301,728	$269,584
Book Value per Share	21.55	19.53	17.56
Intangible Assets	23,823	23,534	23,725
Tangible Book Value per Share [2]	20.02	18.01	16.01
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans	0.05%	0.05%	0.05%
Provision for Loan Losses as a Percentage of Average Loans	0.37%	0.09%	0.13%
Allowance for Loan Losses as a Percentage of Period-End Loans	1.13%	0.89%	0.92%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	456.32%	481.41%	365.74%
Nonperforming Loans as a Percentage of Period-End Loans	0.25%	0.18%	0.25%
Nonperforming Assets as a Percentage of Total Assets	0.18%	0.18%	0.23%

*See "Use of Non-GAAP Financial Measures" on page 4.

Arrow Financial Corporation
Reconciliation of Non-GAAP Financial Information
(Dollars In Thousands, Except Per Share Amounts)

Footnotes:

1.	Share and per share data have been restated for the September 25, 2020, 3% stock dividend.

2.	Non-GAAP Financial Measure Reconciliation: Tangible Book Value, Tangible Equity, and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity. These are non-GAAP financial measures which Arrow believes provides investors with information that is useful in understanding its financial performance.
		12/31/2020	9/30/2020	6/30/2020	3/31/2020	12/31/2019
	Total Stockholders' Equity (GAAP)	$334,392	$325,660	$317,687	$309,398	$301,728
	Less: Goodwill and Other Intangible assets, net	23,823	23,662	23,535	23,513	23,534
	Tangible Equity (Non-GAAP)	$310,569	$301,998	$294,152	$285,885	$278,194

	Period End Shares Outstanding	15,516	15,489	15,461	15,432	15,448
	Tangible Book Value per Share (Non-GAAP)	$20.02	$19.50	$19.03	$18.53	$18.01
	Net Income	12,495	11,046	9,159	8,127	9,740
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	16.13%	14.61%	12.58%	11.55%	14.18%

3.	Non-GAAP Financial Measure Reconciliation: Net Interest Margin is the ratio of annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding its financial performance.

		12/31/2020	9/30/2020	6/30/2020	3/31/2020	12/31/2019
	Interest Income (GAAP)	$28,372	$27,296	$28,002	$28,226	$28,367
	Add: Tax Equivalent Adjustment (Non-GAAP)	251	284	281	288	321
	Interest Income - Tax Equivalent (Non-GAAP)	$28,623	$27,580	$28,283	$28,514	$28,688

	Net Interest Income (GAAP)	$26,454	$24,900	$24,842	$23,006	$22,918
	Add: Tax-Equivalent adjustment (Non-GAAP)	251	284	281	288	321
	Net Interest Income - Tax Equivalent (Non-GAAP)	$26,705	$25,184	$25,123	$23,294	$23,239
	Average Earning Assets	$3,550,415	$3,417,638	$3,281,223	$3,030,881	$2,969,972
	Net Interest Margin (Non-GAAP)	2.99%	2.93%	3.08%	3.09%	3.10%

4.	Non-GAAP Financial Measure Reconciliation: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes the efficiency ratio provides investors with information that is useful in understanding its financial performance. Arrow defines efficiency ratio as the ratio of noninterest expense to net gross income (which equals tax-equivalent net interest income plus noninterest income, as adjusted).

5.
For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with bank regulatory capital rules. All prior quarters reflect actual results. The December 31, 2020 CET1 ratio listed in the tables (i.e., 13.39%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		12/31/2020	9/30/2020	6/30/2020	3/31/2020	12/31/2019
	Total Risk Weighted Assets	$2,357,094	$2,321,637	$2,283,430	$2,275,902	$2,237,127
	Common Equity Tier 1 Capital	315,696	306,356	298,362	292,165	289,409
	Common Equity Tier 1 Ratio	13.39%	13.20%	13.07%	12.84%	12.94%

CRITICAL ACCOUNTING ESTIMATES
The significant accounting policies, as described in Note 2 - Summary of Significant Accounting Policies to the notes to the Consolidated Financial Statements are essential in understanding the Management Discussion and Analysis. Many of the significant accounting policies require complex judgments to estimate the values of assets and liabilities. Arrow has procedures and processes in place to facilitate making these judgments. The more judgmental estimates are summarized in the following discussion. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, Arrow has used the factors that are believed to represent the most reasonable value in developing the inputs. Actual performance that differs from estimates of the key variables could impact the results of operations.

Allowance for loan losses: The allowance for loan losses represents management’s estimate of probable losses inherent in Arrow's loan portfolio. The process for determining the allowance for loan losses is discussed in Note 2, Summary of Significant Accounting Policies and Note 5, Loans, to the notes to the Consolidated Financial Statements. Arrow evaluates the allowance at the portfolio segment level and the portfolio segments are commercial, commercial real estate, consumer loans and residential real estate. Due to the variability in the drivers of the assumptions used in this process, estimates of the portfolio’s inherent risks and overall collectability change with changes in the economy, individual industries, and borrowers’ ability and willingness to repay their obligations. The degree to which any particular assumption affects the allowance for loan losses depends on the severity of the change and its relationship to the other assumptions. Key judgments used in determining the allowance for loan losses for individual commercial loans include credit quality indicators, collateral values and estimated cash flows for impaired loans. For pools of loans, Arrow considers the historical net loss experience, and as necessary, adjustments to address current events and conditions, considerations regarding economic uncertainty, and overall credit conditions. The historical net loss factors incorporate a rolling average annual twelve quarter look-back period of the respective segment that have occurred within each pool of loans over the loss emergence period (LEP), adjusted as necessary based upon consideration of qualitative considerations impacting the inherent risk of loss in the respective loan portfolios. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is recognized in the financial statements. Since the LEP may change under various economic environments, the LEP calculation is updated on an annual basis. The process of determining the level of the allowance for loan losses requires a high degree of judgment. Any downward trend in the economy, regional or national, may require Arrow to increase the allowance for loan losses resulting in a negative impact on the results of operations and financial condition.

A. OVERVIEW
The following discussion and analysis focuses on and reviews Arrow's results of operations for each of the years in the three-year period ended December 31, 2020 and the financial condition as of December 31, 2020 and 2019.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

COVID-19 Pandemic:
In March 2020, the World Health Organization recognized COVID-19 as a pandemic. In response, the United States federal government and various state and local governments have, among other actions, imposed travel and business restrictions and required or advised communities in which we do business to adopt stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. Like many businesses, Arrow expects the operations and financial results to continue to be adversely impacted by the COVID-19 pandemic. The severity, magnitude and duration of the current pandemic are still uncertain, rapidly changing and hard to predict.
Arrow continues to manage its COVID-19 response with health and safety concerns as a top priority. Throughout 2020, the Business Continuity Task Force, representing leadership from across the organization, focused on maintaining protocols that have allowed Arrow to continue operations. Arrow actively monitors developments, and if future restrictions are imposed, is confident in its ability to continue to provide essential banking services and meet customer needs.
Arrow provided full access at its facilities or appointment-only access depending on conditions present at that time. Drive-ins and ATMs are open, and Arrow continues to promote digital banking alternatives. Inside Arrow's facilities, safety measures continue to be followed, including required face coverings, social distancing and personal protective equipment such as shields and hand sanitizing stations, along with frequent cleanings. Remote work is encouraged whenever feasible for employees. In addition, work-related travel remains paused and in-person meetings have been minimized. Arrow remains committed to delivering essential financial services to its communities.
Requests for financial hardship assistance were reduced from early pandemic levels. Loans being deferred as a result of the COVID-19 pandemic were $15.3 million, or 0.6% of loans outstanding, as of December 31, 2020. Arrow worked closely with small business borrowers from the initial round of PPP loans on the forgiveness process. Arrow is currently helping customers obtain funding through an additional round of PPP support. As of year-end, Arrow had assisted more than 1,400 small businesses, with more than $142.7 million in aggregate PPP loans.
While COVID-19 did not have a material adverse effect on 2020 financial results, Arrow is actively monitoring the impact of the pandemic on the business and results of operations.
As Arrow cannot predict the duration or scope of the pandemic or its impact on economic and financial markets or its impact on the business, Arrow is unable to reasonably estimate the overall impact on the Company. For further discussion of the impact COVID-19 has had and may in the future have on Arrow and its financial results and operations, please refer to the Risk Factors included in Part I, Item 1A, beginning on page 13 of this Report.

Summary of 2020 Financial Results: For the year ended December 31, 2020, net income was a record $40.8 million, up 8.9% over net income of $37.5 million for 2019. Diluted EPS was $2.64 for 2020, up 8.5% from $2.43 in 2019.
Arrow's profitability ratios remained solid in 2020, as return on average equity and return on average assets were 12.77% and 1.17%, respectively, for the year, as compared to 13.17% and 1.24%, respectively, for 2019.
At December 31, 2020, total loan balances reached $2.6 billion, up $209 million, or 8.8%, from the prior-year level. The consumer loan portfolio grew by $48.6 million, or 6.0%, over the balance at December 31, 2019, primarily as a result of continued strength in the indirect automobile lending program. The residential real estate loan portfolio increased $9.2 million, or 1.0%. The increase in the real estate loan portfolio is net of approximately $83.9 million of loans sold in 2020. Commercial loans, including commercial real estate, increased $151.1 million, or 22.9%, over the balances at December 31, 2019. The increase in commercial loans includes $110.4 million in remaining PPP loans.
At December 31, 2020, total deposit balances reached $3.2 billion, up by $618.7 million, or 23.6%, from the prior-year level. Noninterest-bearing deposits grew by $216.4 million, or 44.6%, during 2020, and represented 21.7% of total deposits at year-end as compared to the prior-year level of 18.5%. At December 31, 2020, total time deposits decreased $117.7 million from the prior-year level, including a reduction of $80.6 million in brokered time deposits.
Net interest income for the year ending December 31, 2020 was $99.2 million, an increase of $11.2 million, or 12.7%, from the prior year. Loan growth generated $100.5 million in interest and fees on loans, an increase of 5.3% from the $95.5 million in interest and fees on loans for the year ending December 31, 2019. Interest expense for the year ending December 31, 2020 was $12.7 million. This is a decrease of $9.0 million, or 41.5%, from the $21.7 million in expense for the year ending December 31, 2019. The net interest margin was 2.99% for the year ending December 31, 2020, as compared to 3.05% for the year ended December 31, 2019. The change in net interest margin from the prior year was due to a variety of factors, including lower interest rates, increased cash balances and the impact of participating in the PPP.
Noninterest income was $32.7 million for the year ending December 31, 2020, an increase of 14.4% as compared to $28.6 million for the year ending December 31, 2019. Gain on sale of loans increased $3.3 million due to a variety of factors, including strong demand for residential mortgages in our operating markets, favorable market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions. Income generated from fiduciary activities as well as fees for other services from customers were flat compared to the prior year. Insurance revenue decreased by $306 thousand from the prior year. Noninterest income represented 24.8% of total revenues in 2020 as compared to 24.5% for the year ending December 31, 2019. Other operating income increased in 2020 as compared to 2019 as a result of several factors, including gain on sale of fixed assets and other real estate owned, as well as increased income related to interest rate swap agreements and bank owned life insurance.
Noninterest expense for the year ending December 31, 2020 increased by $3.2 million, or 4.8%, to $70.7 million compared to $67.5 million in 2019. The largest component of noninterest expense is salaries and benefits paid to our employees, which totaled $42.1 million in 2020, as compared to $38.4 million in 2019.
In 2020, Arrow opened a 12th Saratoga National Bank Branch, as well as a Capital Region Business Development Office in Latham, New York. Additionally, Glens Falls National Bank consolidated Branches in Queensbury and Greenwich into nearby locations.
Asset quality remained strong in 2020, as evidenced by low levels of nonperforming assets and charge-offs. Net loan losses for the full year 2020 were 0.05% of average loans outstanding, consistent with the 2019 ratio. Nonperforming assets of $6.6 million at December 31, 2020, represented 0.18% of period-end assets, consistent with December 31, 2019.
Arrow's allowance for loan losses was $29.2 million at December 31, 2020, which represented 1.13% of loans outstanding, an increase from 0.89% at year-end 2019. Although credit quality remains strong, the increase in the allowance reflects the uncertainty related to the COVID-19 pandemic. When expressed as a percentage of nonperforming loans, the allowance for loan loss coverage ratio was 456.3% at year-end 2020. Arrow adopted the Current Expected Credit Losses (CECL) accounting standard as of January 1, 2021.
At December 31, 2020, Arrow’s liquidity position was strong. Interest-bearing cash balances at December 31, 2020 were $338.9 million. Arrow continues to be well-prepared to address any unexpected volatility due to the COVID-19 pandemic, which may affect cash flow and deposit balances. At December 31, 2020, contingent collateralized lines of credit available through the Federal Home Loan Bank of New York and Federal Reserve Bank, totaled $1.5 billion. Arrow also has additional liquidity options currently available, including unsecured Fed Funds lines of credit and brokered deposit markets.
The changes in net income, net interest income and net interest margin between the current and prior year are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 32.
Regulatory Capital and Increase in Stockholders' Equity: As of December 31, 2020, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.  Pursuant to the Capital Rules, required minimum regulatory capital levels for insured banks and their parent holding companies increased in 2019.
The federal bank regulators have issued a final rule to implement the “community bank leverage ratio”, introducing an optional simplified measure of capital adequacy for qualifying community banking organizations ("CBLR").  To qualify for the CBLR framework, a community banking organization must satisfy certain requirements, including having a leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.  A qualifying community banking organization that opts into the CBLR framework and meets all the requirements under the CBLR framework will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations and will not be required to report or calculate risk-based capital ratios. Subsequently, Section 4012 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act required the federal banking agencies to temporarily lower the threshold for election of the CBLR framework, issuing two interim final rules to set the CBLR at 8% as of the second quarter of 2020 and then gradually re-establish the CBLR at 9%.
Under the final rule, the CBLR remained at 8% through the end of 2020. Community banks that have a leverage ratio of 8% or greater and meet certain other criteria may elect to use the CBLR framework. Beginning in 2021, the CBLR increased to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the leverage ratio requirement to use the CBLR framework will return to 9%.
The final rule also maintains a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than one percentage point below the applicable CBLR requirement.
The CBLR final rule became effective as of January 1, 2020, and Arrow and both subsidiary banks have opted out of utilizing the CBLR framework. Therefore, the Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow.
Total stockholders' equity was $334.4 million at December 31, 2020, an increase of $32.7 million, or 10.8%, from the year earlier level. The components of the change in stockholders' equity since year-end 2018 are presented in the Consolidated Statement of Changes in Stockholders' Equity on page 62. Total book value per share increased by 10.3% over the prior year level. At December 31, 2020, tangible book value per share, a non-GAAP financial measure calculated based on tangible book value (total stockholders' equity minus intangible assets including goodwill) was $20.02, an increase of $2.01, or 11.2%, over the December 31, 2019 amount. The increase in total stockholders' equity during 2020 principally reflected the following factors: $40.83 million of net income for the year, plus $1.81 million of equity related to various stock-based compensation plans, plus $1.81 million of equity resulting from the dividend reinvestment plan, plus other comprehensive income of $5.54 million reduced by cash dividends of $15.74 million and the repurchases of common stock of $1.58 million. As of December 31, 2020, Arrow's closing stock price was $29.91, resulting in a trading multiple of 1.49 to Arrow's tangible book value. The Board of Directors declared and the Company paid a cash dividend of $0.252 per share for the first three quarters of 2020, as adjusted for a 3% stock dividend distributed September 25, 2020, a cash dividend of $0.26 per share for the fourth quarter of 2020, and has declared a $0.26 per share cash dividend for the first quarter of 2021.

Loan quality: Nonperforming loans were $6.4 million at December 31, 2020, an increase of $2.0 million, or 45.6%, from year-end 2019. The ratio of nonperforming loans to period-end loans at December 31, 2020 was 0.25%, an increase from 0.18% at December 31, 2019 and less than the Company's peer group ratio of 0.64% at September 30, 2020. Loans charged-off (net of recoveries) against the allowance for loan losses was $1.3 million for 2020, an increase of $186 thousand from 2019. The ratio of net charge-offs to average loans was 0.05% for 2020 and 2019, compared to the peer group ratio of 0.10% for the period ended September 30, 2020. At December 31, 2020, the allowance for loan losses was $29.2 million, representing 1.13% of total loans, an increase of 24 basis points from the December 31, 2019 ratio. Although credit quality remains strong, the increase in loan loss provision expense reflects the uncertainty resulting from the COVID-19 pandemic. Arrow adopted the Current Expected Credit Losses ("CECL") accounting standard as of January 1, 2021.

Loan Segments: As of December 31, 2020, total loans grew $208.9 million, or 8.8%, as compared to the balance at December 31, 2019. The largest increase was in commercial and commercial real estate loans, which increased by $151.1 million or 22.9%, from December 31, 2019. The majority of the increase in commercial loans resulted from the origination of PPP loans, of which $114.6 million remained outstanding at December 31, 2020. The residential real estate loan portfolio increased $9.2 million, or 1.0%. The increase in the real estate loan portfolio is net of approximately $83.9 million of loans sold in 2020. In addition, consumer loans expanded $48.6 million, or 6.0%. The economic factors resulting from the COVID-19 pandemic, including but not limited to restrictions on non-essential businesses, will most likely adversely impact loan growth for all or a portion of 2021.
◦    Commercial and Commercial Real Estate Loans: Combined, these loans comprise 31.3% of the total loan portfolio at period-end. Commercial property values in the Company’s region have largely remained stable in 2020, however, there remains uncertainty surrounding market conditions due to the pandemic. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal. The temporary closure of nonessential business in New York impacted, and may continue to impact, Arrow's customer base. Government intervention, with programs such as the PPP, may mitigate the economic risk to both Arrow and its customers, however the full impact cannot be determined at this time.
◦    Consumer Loans: These loans (primarily automobile loans) comprised approximately 33.1% of the total loan portfolio at period-end. Consumer automobile loans at December 31, 2020, were $854.7 million, or 99.4% of this portfolio segment. In 2020, Arrow did not experience any significant increase in the delinquency rate or in the percentage of nonperforming loans in this segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. As of December 31, 2020, the physical sale of vehicles through dealerships is occurring, however, it had been curtailed for a portion of 2020 as part of the response to the COVID-19 pandemic in New York and Vermont, our primary dealer network.
◦    Residential Real Estate Loans: These loans, including home equity loans, made up 35.6% of the total loan portfolio at period-end. The residential real estate market in the Company's service area has been stable in recent periods. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. Arrow typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. Sales increased in 2020, due to a variety of factors, including strong demand for residential mortgages in our operating markets, favorable market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions. Due to the COVID-19 pandemic, it is not yet possible to determine the long term economic impact on our residential real estate loan portfolio. It should be noted, however, that historically low interest rates led to higher originations in 2020 as compared to 2019.

Liquidity and access to credit markets: Arrow did not experience any liquidity problems or special concerns in recent years or in 2020. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term disruptions that may develop as a result of the COVID-19 pandemic such as: reduced cash-flows from the investment and loan portfolios and aggressive funding of programs associated with response efforts.  Interest-bearing cash balances at December 31, 2020 were $338.9 million compared to $23.2 million at December 31, 2019.  Operating collateralized lines of credit are established and available through the FHLBNY and FRB, totaling $1.5 billion. The terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 48). To address liquidity needs beyond maintaining and growing core deposit balances, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises including the current COVID-19 pandemic.
Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in its litigation escrow account. On December 13, 2019 the Court granted final approval to a settlement in this class action lawsuit. But, on January 3, 2020 an appeal of the final-approved order was filed with the court. It is unknown how long the appeals process will take. When the appeals process is resolved and assuming the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. At December 31, 2020, Glens Falls National held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, the Company has not recognized any economic value for these shares.

B. RESULTS OF OPERATIONS
The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on the results of operations for December 31, 2020 and the prior two years. For a comparison of the years ended December 31, 2018 and 2019, see Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2019.

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

CHANGE IN NET INTEREST INCOME
(Dollars In Thousands) (GAAP Basis)

	Years Ended December 31,			Change From Prior Year
				2019 to 2020		2018 to 2019
	2020	2019	2018	Amount	%	Amount	%
Interest and Dividend Income	$111,896	$109,759	$96,503	$2,137	1.9%	$13,256	13.7%
Interest Expense	12,694	21,710	12,485	(9,016)	(41.5)%	9,225	73.9%
Net Interest Income	$99,202	$88,049	$84,018	$11,153	12.7%	$4,031	4.8%

Net interest income was $99.2 million in 2020, an increase of $11.2 million, or 12.7%, from the $88.0 million in 2019.  This compared to an increase of $4.0 million, or 4.8%, from 2018 to 2019.  Factors contributing to the year-to-year changes in net interest income over the three-year period are discussed in the following portions of this Section B.I.

The following tables reflects the components of net interest income, setting forth, for years ended December 31, 2020, 2019 and 2018: (i) average balances of assets, liabilities and stockholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets. The yield on securities available-for-sale is based on the amortized cost of the securities. Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP basis)
(Dollars in Thousands)

Years Ended December 31:	2020			2019			2018
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$195,821	$321	0.16%	$26,816	722	2.69%	30,475	711	2.33%
Investment Securities:
Fully Taxable	398,915	7,131	1.79%	357,669	8,883	2.48%	382,703	8,582	2.24%
Exempt from Federal Taxes	199,410	3,952	1.98%	223,130	4,687	2.10%	258,407	5,563	2.15%
Loans	2,526,791	100,492	3.98%	2,283,707	95,467	4.18%	2,062,575	81,647	3.96%
Total Earning Assets	3,320,937	111,896	3.37%	2,891,322	109,759	3.80%	2,734,160	96,503	3.53%
Allowance for Loan Losses	(25,128)			(20,477)			(19,278)
Cash and Due From Banks	35,609			34,963			36,360
Other Assets	150,343			122,220			104,511
Total Assets	$3,481,761			$3,028,028			$2,855,753
Deposits:
Interest-Bearing Checking Accounts	$772,000	1,292	0.17%	$727,857	1,985	0.27%	849,626	1,618	0.19%
Savings Deposits	1,258,154	5,090	0.40%	910,840	8,399	0.92%	753,198	3,457	0.46%
Time Deposits of $250,000 Or More	124,601	1,465	1.18%	95,932	1,932	2.01%	78,159	1,183	1.51%
Other Time Deposits	223,111	2,782	1.25%	259,636	4,224	1.63%	173,151	1,420	0.82%
Total Interest-Bearing Deposits	2,377,866	10,629	0.45%	1,994,265	16,540	0.83%	1,854,134	7,678	0.41%
Short-Term Borrowings	57,929	246	0.42%	191,258	3,437	1.80%	192,050	2,980	1.55%
FHLBNY Term Advances and Other Long-Term Debt	69,631	1,623	2.33%	52,288	1,634	3.13%	66,918	1,827	2.73%
Finance Leases	5,229	196	3.75%	4,131	99	2.40%	—	—	—%
Total Interest- Bearing Liabilities	2,510,655	12,694	0.51%	2,241,942	21,710	0.97%	2,113,102	12,485	0.59%
Demand Deposits	613,408			472,517			460,355
Other Liabilities	37,884			28,929			22,461
Total Liabilities	3,161,947			2,743,388			2,595,918
Stockholders’ Equity	319,814			284,640			259,835
Total Liabilities and Stockholders’ Equity	$3,481,761			$3,028,028			$2,855,753
Net Interest Income		$99,202			$88,049			$84,018
Net Interest Spread			2.86%			2.83%			2.94%
Net Interest Margin			2.99%			3.05%			3.07%

Changes between periods are attributed to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities.  Changes attributable to both volume and rate have been allocated proportionately between the categories.

Net Interest Income Rate and Volume Analysis
(Dollars in Thousands) (GAAP basis)

	2020 Compared to 2019 Change in Net Interest Income Due to:			2019 Compared to 2018 Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Interest-Bearing Bank Balances	$831	$(1,232)	$(401)	$(91)	$102	$11
Investment Securities:
Fully Taxable	941	(2,693)	(1,752)	(584)	885	301
Exempt from Federal Taxes	(480)	(255)	(735)	(744)	(132)	(876)
Loans	9,823	(4,798)	5,025	9,076	4,744	13,820
Total Interest and Dividend Income	11,115	(8,978)	2,137	7,657	5,599	13,256
Interest Expense:
Deposits:
Interest-Bearing Checking Accounts	114	(807)	(693)	(257)	624	367
Savings Deposits	2,475	(5,784)	(3,309)	849	4,093	4,942
Time Deposits of $250,000 or More	477	(944)	(467)	305	444	749
Other Time Deposits	(542)	(900)	(1,442)	944	1,860	2,804
Total Deposits	2,524	(8,435)	(5,911)	1,841	7,021	8,862
Short-Term Borrowings	(1,523)	(1,668)	(3,191)	(12)	469	457
Long-Term Debt	464	(475)	(11)	(434)	241	(193)
Finance Leases	31	66	97	99	—	99
Total Interest Expense	1,497	(10,513)	(9,016)	1,494	7,731	9,225
Net Interest Income	$9,618	$1,535	$11,153	$6,163	$(2,132)	$4,031

NET INTEREST MARGIN

YIELD ANALYSIS (GAAP Basis)	December 31,
	2020	2019	2018
Yield on Earning Assets	3.37%	3.80%	3.53%
Cost of Interest-Bearing Liabilities	0.51%	0.97%	0.59%
Net Interest Spread	2.86%	2.83%	2.94%
Net Interest Margin	2.99%	3.05%	3.07%

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
2020 Compared to 2019: Net interest income increased $11.2 million, or 12.7%, to $99 million for the year ended December 31, 2020 from $88.0 million for the year ended December 31, 2019, as the positive impact of continued balance sheet growth outweighed the negative impact of a tighter net interest margin. The net interest margin was 2.99% for the year ended December 31, 2020 as compared to 3.05% for the year ended December 31, 2019. The decrease in net interest margin from the prior year was due to a variety of factors, including historically low interest rates and increased cash balances.
Interest income on investment securities and interest-bearing deposits at banks (cash) decreased $2.9 million, or 20.2%, between the years ended December 31, 2020 and December 31, 2019. Cash balances increased sharply for the year, by $169.0 million, but the average rate paid on excess cash balances fell by 253 basis points as the Federal Reserve cut interest rates to near-zero in March 2020. Average balances on investment securities were higher for the year, but portfolio yields were lower, with fully taxable securities falling by 69 basis points and securities exempt from federal taxes falling by 12 basis points.
Interest income from loans increased $5.0 million, or 5.3%, to $100.5 million for the year ended December 31, 2020 from $95.5 million for the year ended December 31, 2019. Although the Loan portfolio yield dropped by 0.20% in 2020, to 3.98%, continued loan growth pushed interest income higher. Average loan balances increased by $243.1 million, a 10.6% increase over 2019 average balances. Within the loan portfolio, the three principal segments are residential real estate loans, consumer loans

(primarily through the indirect automobile lending program) and commercial loans. The largest increase was in commercial and commercial real estate loans, which increased by $151.1 million or 22.9%, from December 31, 2019. The majority of the increase in commercial loans resulted from the origination of PPP loans, of which $114.6 million remain at December 31, 2020. The residential real estate loan portfolio increased $9.2 million, or 1.0%. The increase in the real estate loan portfolio is net of approximately $83.9 million of loans sold in 2020. In 2020, Arrow originated a higher volume of residential mortgages than in the previous year, and sold a larger volume of these loans to the secondary market. In addition, consumer loans expanded $48.6 million, or 6.0%, reflecting continuing strong automobile sales.
Total interest expense on interest-bearing liabilities decreased $9.0 million, or 41.5%, to $12.7 million for the year ended December 31, 2020 from $21.7 million for the year ended December 31, 2019. Although average interest bearing deposit balances increased by $383.6 million, the total cost of interest-bearing deposits decreased by 0.38% to 0.51%. In addition, average demand deposits, which are non-interest bearing, increased by $140.9 million. Total deposit growth outpaced loan growth in 2020. As a result, excess deposit balances were utilized to pay-down borrowings, and average borrowings decreased by $133.3 million.

II. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES
Arrow considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover loan losses inherent in the loan portfolio, and the material effect that such judgments may have on the results of operations.  The provision for loan losses for 2020 was $9.3 million, compared to the $2.1 million provision for 2019. The increase in the allowance reflects loan growth and the uncertainty related to the COVID-19 pandemic. The analysis of the method employed for determining the amount of the loan loss provision is explained in detail in Notes 2, Summary of Significant Accounting Policies, and 5, Loans, to the notes to the Consolidated Financial Statements.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES
(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2020	2019	2018	2017	2016
Period-End Loans	$2,595,030	$2,386,120	$2,196,215	$1,950,770	$1,753,268
Average Loans	2,526,791	2,283,707	2,062,575	1,862,247	1,663,225
Period-End Assets	3,688,636	3,184,275	2,988,334	2,760,465	2,605,242
Nonperforming Assets, at Period-End:
Nonaccrual Loans:
Commercial Loans	78	81	403	588	155
Commercial Real Estate	1,475	326	789	1,530	875
Consumer Loans	1,470	663	658	653	589
Residential Real Estate Loans	3,010	2,935	2,309	2,755	2,574
Total Nonaccrual Loans	6,033	4,005	4,159	5,526	4,193
Loans Past Due 90 or More Days and
Still Accruing Interest	228	253	1,225	319	1,201
Restructured	145	143	138	105	106
Total Nonperforming Loans	6,406	4,401	5,522	5,950	5,500
Repossessed Assets	155	139	130	109	101
Other Real Estate Owned	—	1,122	1,130	1,738	1,585
Total Nonperforming Assets	6,561	5,662	6,782	7,797	7,186
Allowance for Loan Losses:
Balance at Beginning of Period	$21,187	$20,196	$18,586	$17,012	$16,038
Loans Charged-off:
Commercial Loans	(37)	(12)	(153)	(2)	(97)
Commercial Real Estate	(5)	(29)	(17)	(380)	(195)
Consumer Loans	(1,898)	(1,603)	(1,246)	(1,101)	(871)
Residential Real Estate Loans	(49)	(91)	(116)	(76)	(107)
Total Loans Charged-off	(1,989)	(1,735)	(1,532)	(1,559)	(1,270)
Recoveries of Loans Previously Charged-off:
Commercial Loans	3	1	3	8	23
Commercial Real Estate	—	—	12	—	—
Consumer Loans	712	646	520	389	182
Residential Real Estate Loans	—	—	—	—	6
Total Recoveries of Loans Previously Charged-off	715	647	535	397	211
Net Loans Charged-off	(1,274)	(1,088)	(997)	(1,162)	(1,059)
Provision for Loan Losses
Charged to Expense	9,319	2,079	2,607	2,736	2,033
Balance at End of Period	$29,232	$21,187	$20,196	$18,586	$17,012
Asset Quality Ratios:
Net Charge-offs to Average Loans	0.05%	0.05%	0.05%	0.06%	0.06%
Provision for Loan Losses to Average Loans	0.37%	0.09%	0.13%	0.15%	0.12%
Allowance for Loan Losses to Period-end Loans	1.13%	0.89%	0.92%	0.95%	0.97%
Allowance for Loan Losses to Nonperforming Loans	456.32%	481.41%	365.74%	312.37%	309.31%
Nonperforming Loans to Period-end Loans	0.25%	0.18%	0.25%	0.31%	0.31%
Nonperforming Assets to Period-end Assets	0.18%	0.18%	0.23%	0.28%	0.28%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	2020	2019	2018	2017	2016
Commercial Loans	$2,173	$1,386	$1,218	$1,873	$1,017
Commercial Real Estate	9,990	5,830	5,644	4,504	5,677
Consumer Loans	11,562	9,408	8,882	7,604	6,120
Residential Real Estate Loans	5,507	4,563	4,452	4,605	4,198
Total	$29,232	$21,187	$20,196	$18,586	$17,012

The allowance for loan losses increased to $29.2 million at year-end 2020 from $21.2 million at year-end 2019, an increase of 38.0%. A variety of factors were considered in evaluating the adequacy of the allowance for loan losses at December 31, 2020 and the provision for loan losses for the year. See Note 5, Loans, to the notes to the Consolidated Financial Statements for a complete list of all the factors used to calculate the provision for loan losses, including the factors that did not change during the year. Most of the adversely classified loans (special mention and substandard - see the definition for these classifications in Note 5, Loans, to the notes to the Consolidated Financial Statements) continued to perform under their contractual terms.
III. NONINTEREST INCOME
The majority of the noninterest income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, insurance commissions, net gains (losses) on securities transactions, net gains on sales of loans and other recurring fee income.

ANALYSIS OF NONINTEREST INCOME
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2019 to 2020		2018 to 2019
	2020	2019	2018	Amount	%	Amount	%
Income from Fiduciary Activities	$8,890	$8,809	$9,255	$81	0.9%	$(446)	(4.8)%
Fees for Other Services to Customers	10,003	10,176	10,134	(173)	(1.7)%	42	0.4%
Insurance Commissions	6,876	7,182	7,888	(306)	(4.3)%	(706)	(9.0)%
Net (Loss) Gain on Securities	(464)	289	213	(753)	(260.6)%	76	35.7%
Net Gain on Sales of Loans	3,889	622	135	3,267	525.2%	487	360.7%
Other Operating Income	3,464	1,477	1,324	1,987	134.5%	153	11.6%
Total Noninterest Income	$32,658	$28,555	$28,949	$4,103	14.4%	$(394)	(1.4)%

2020 Compared to 2019:  Total noninterest income in 2020 was $32.7 million, an increase of $4.1 million, or 14.4%, from total noninterest income of $28.6 million for 2019. Income from fiduciary activities increased slightly from 2019 to 2020. Assets under trust administration and investment management at December 31, 2020 were $1.66 billion, an increase of $115.4 million, or 7.5%, from the prior year-end balance of $1.54 billion.
Fees for other services to customers (primarily service charges on deposit accounts, income from debit card transactions, and servicing income on sold loans) were $10.0 million for 2020, decreased slightly as compared to 2019, mostly the result of a decline in overdraft charges.
Insurance commissions decreased by $306 thousand, or 4.3% from 2019 to 2020. The reduction in commissions is due in large part to continued increased competition. Arrow has enacted expense control initiatives related to the insurance business to ensure expenses appropriately correspond to the decreased revenue.
Net loss on securities in 2020 consisted of a change in the fair value of equity investments of $427 thousand and a realized loss of $37 thousand on the sale of securities.
Net gains on the sales of loans increased in 2020 to $3.9 million, from $622 thousand in 2019, an increase of $3.3 million, or 525.2%. Sales increased due to a variety of factors, including strong demand for residential mortgages in our operating markets, favorable market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions. Therefore, Arrow is unable to predict what the retention rate of such loans in future periods may be. Servicing rights are generally retained for loans originated and sold, which also generates additional noninterest income in subsequent periods (fees for other services to customers).
Other operating income increased by $2.0 million, or 134.5% between the two years due to a variety of factors. In 2020, Arrow had a gain on the sale of OREO properties of $192.0 thousand compared to a loss of the sale of OREO properties in 2019 of $242.1 thousand. Fees received as part of interest rate swap agreements increased $781.4 thousand. Arrow purchased additional bank owned life insurance in 2020 which generated an increase in income of $130.6 thousand from the prior year. In 2020, Arrow had a gain on the sale of fixed assets of $16.5 thousand compared to charges related to the disposal of fixed assets of $559.5 thousand in 2019.

IV. NONINTEREST EXPENSE
Noninterest expense is the measure of the delivery cost of services, products and business activities of a company.  The key components of noninterest expense are presented in the following table.

ANALYSIS OF NONINTEREST EXPENSE
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2019 to 2020		2018 to 2019
	2020	2019	2018	Amount	%	Amount	%
Salaries and Employee Benefits	$42,061	$38,402	$38,788	$3,659	9.5%	$(386)	(1.0)%
Occupancy Expenses, Net	5,614	5,407	5,026	207	3.8%	381	7.6%
Technology and Equipment Expense	12,976	13,054	11,284	(78)	(0.6)%	1,770	15.7%
FDIC Regular Assessment	1,063	157	881	906	577.1%	(724)	(82.2)%
Amortization of Intangible Assets	227	245	262	(18)	(7.3)%	(17)	(6.5)%
Other Operating Expense	8,737	10,185	8,814	(1,448)	(14.2)%	1,371	15.6%
Total Noninterest Expense	$70,678	$67,450	$65,055	$3,228	4.8%	$2,395	3.7%
Efficiency Ratio	55.69%	57.09%	56.60%	(1.40)%	(2.5)%	0.49%	0.9%

2020 compared to 2019:  Noninterest expense for 2020 amounted to $70.7 million, an increase of $3.2 million, or 4.8%, from 2019.  For 2020, the efficiency ratio was 55.69%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better), as defined by Arrow, is the ratio of operating noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) plus operating noninterest income (excluding net securities gains or losses). See the discussion of the efficiency ratio on page 4 of this Report under the heading “Use of Non-GAAP Financial Measures.”
Salaries and employee benefits expense, which typically represents between 55% and 60% of total noninterest expense, increased $3.7 million or 9.5%, from 2019. A significant portion of the increase, $1.3 million, was the result of a decrease in the reclassification out of salaries and employee benefits into other operating expenses. ~~U~~nder ASU 2017-07, interest cost, expected return on plan assets, amortization of prior service cost and amortization of net loss are required to be reclassified out of salaries and employee benefits. The reclassification is also a factor contributing to the decrease in other operating expense between 2020 and 2019. Salaries and benefits were also impacted by increased overtime, benefit costs, incentive payments and a recognition bonus that was paid to most employees in 2020. Many of these costs were related to the challenges of the COVID-19 pandemic and the required response needed to address customer needs.
FDIC assessment increased $906 thousand or 577.1%, from 2019 as the result of the increased assets of Arrow's subsidiaries.
Other operating expense decreased $1.4 million, or (14.2)%, from 2019. In addition to the reclassification described above, the remaining decrease was primarily related to travel, supplies and advertising.

V. INCOME TAXES
The following table sets forth the provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2019 to 2020		2018 to 2019
	2020	2019	2018	Amount	%	Amount	%
Provision for Income Taxes	$11,036	$9,600	$9,026	$1,436	15.0%	$574	6.4%
Effective Tax Rate	21.3%	20.4%	19.9%	0.9%	4.4%	0.5%	2.5%

The provisions for federal and state income taxes amounted to $11.0 million for 2020, $9.6 million for 2019, and $9.0 million for 2018. The effective income tax rates for 2020, 2019 and 2018 were 21.3%, 20.4% and 19.9%, respectively. The increase in the effective tax rate in 2020 over 2019 and 2018 was primarily due to the reduction of tax exempt investments held and the related investment income.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO
Beginning January 1, 2018, upon adoption of Accounting Standards Update ("ASU") 2016-01, equity securities with readily determined fair values are stated at fair value, with realized and unrealized gains and losses reported in income. During 2020, 2019 and 2018, Arrow held no trading securities.
The available-for-sale securities portfolio, held-to-maturity securities portfolio and the equity securities portfolio are further detailed below.

Securities Available-for-Sale:
The following table sets forth the carrying value of the securities available-for-sale portfolio at year-end December 31, 2020, December 31, 2019 and December 31, 2018.

SECURITIES AVAILABLE-FOR-SALE
(Dollars In Thousands)

	December 31,
	2020	2019	2018
U.S. Government & Agency Obligations	$65,112	$5,054	$46,765
State and Municipal Obligations	528	764	1,195
Mortgage-Backed Securities	298,847	350,716	268,775
Corporate and Other Debt Securities	800	800	800
Total	$365,287	$357,334	$317,535

In the periods above, Arrow held no investment securities in the securities portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or government agencies of foreign issuers.
In the periods referenced above, Mortgage-Backed Securities consisted solely of mortgage pass-through securities and Collateralized Mortgage Obligations ("CMOs") issued or guaranteed by U.S. federal agencies.  Mortgage pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. CMOs are pools of mortgages, the repayments on which have generally been separated into two or more components (tranches), where each tranche has a separate estimated life and yield.  Arrow's practice has been to purchase pass-through securities and CMOs that are issued or guaranteed by U.S. federal agencies, and the tranches of CMOs purchased are generally those having shorter average lives and/or durations. As a result of payment deferrals on underlying loan collateral that make up mortgage-backed securities, some cashflows may be temporarily impacted.

The following table sets forth the maturities of the debt securities in the available-for-sale portfolio as of December 31, 2020.  CMOs and other mortgage-backed securities are included in the table based on their expected average lives.

MATURITIES OF DEBT SECURITIES AVAILABLE-FOR-SALE
(Dollars In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Government & Agency Obligations	$—	$50,133	$14,979	$—	$65,112
State and Municipal Obligations	68	60	400	—	528
Mortgage-Backed Securities	12,373	281,592	4,882	—	298,847
Corporate and Other Debt Securities	—	—	800	—	800
Total	$12,441	$331,785	$21,061	$—	$365,287

The following table sets forth the tax-equivalent yields of the debt securities in the available-for-sale portfolio at December 31, 2020.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Government & Agency Obligations	—%	0.66%	0.51%	—%	0.62%
State and Municipal Obligations	6.52%	6.30%	6.77%	—%	6.68%
Mortgage-Backed Securities	0.95%	1.62%	0.48%	—%	1.57%
Corporate and Other Debt Securities	—%	—%	2.97%	—%	2.97%
Total	0.98%	1.47%	0.74%	—%	1.41%

The yields on obligations of states and municipalities exempt from federal taxation were computed on a tax-equivalent basis. The yields on other debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2020.
At December 31, 2020 and 2019, the weighted average maturity was 2.3 and 4.2 years, respectively, for debt securities in the available-for-sale portfolio.
At December 31, 2020, the net unrealized gains on securities available-for-sale amounted to $7.8 million.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.  The net unrealized gains on securities available-for-sale was $0.6 million at December 31, 2019.  For both periods, net unrealized gains were primarily attributable to changes in market rates between the date of purchase and the balance sheet date resulting in higher or lower valuations of the portfolio securities.
For further information regarding the portfolio of securities available-for-sale, see Note 4, Investment Securities, to the notes to the Consolidated Financial Statements.

Securities Held-to-Maturity:
The following table sets forth the carrying value of the portfolio of securities held-to-maturity at December 31 of each of the last three years.

SECURITIES HELD-TO-MATURITY
(Dollars In Thousands)

	December 31,
	2020	2019	2018
State and Municipal Obligations	$192,352	$208,243	$235,782
Mortgage Backed Securities - Residential	26,053	36,822	47,694
Total	$218,405	$245,065	$283,476

For a description of certain categories of securities held in the securities held-to-maturity portfolio on the reporting dates, as listed in the table above, specifically, "Mortgage-Backed Securities - Residential" and "Corporate and Other Debt Securities," see the paragraph under "SECURITIES AVAILABLE-FOR-SALE" table, above.
For information regarding the fair value of the portfolio of securities held-to-maturity at December 31, 2020, see Note 4, Investment Securities, to the notes to the Consolidated Financial Statements.

The following table sets forth the maturities of the portfolio of securities held-to-maturity as of December 31, 2020.

MATURITIES OF DEBT SECURITIES HELD-TO-MATURITY
(Dollars In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$15,465	$140,380	$35,503	$1,004	$192,352
Mortgage Backed Securities - Residential	3,503	22,550	—	—	26,053
Total	$18,968	$162,930	$35,503	$1,004	$218,405

The following table sets forth the tax-equivalent yields of the portfolio of securities held-to-maturity at December 31, 2020.

YIELDS ON SECURITIES HELD-TO-MATURITY
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	2.49%	2.30%	2.58%	3.72%	2.38%
Mortgage Backed Securities - Residential	2.35%	2.47%	—%	—%	2.46%
Total	2.47%	2.33%	2.58%	3.72%	2.39%

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2020.  Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis.
At December 31, 2020 and 2019, the weighted average maturity was 2.7 and 3.5 years, respectively, for the debt securities in the held-to-maturity portfolio.

EQUITY SECURITIES
(Dollars In Thousands)

The following table is the schedule of Equity Securities at December 31 of each of the last three years.

Equity Securities

	December 31,
	2020	2019	2018
Equity Securities, at Fair Value	$1,636	$2,063	$1,774

II. LOAN PORTFOLIO
The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans
(Dollars In Thousands)

	December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$240,554	9%	$150,660	6%	$136,890	6%	$129,249	7%	$105,155	6%
Commercial Real Estate	571,787	23%	510,541	22%	484,562	22%	444,248	23%	431,646	25%
Consumer	859,768	33%	811,198	34%	719,510	33%	602,827	31%	537,361	30%
Residential Real Estate	922,921	36%	913,721	38%	855,253	39%	774,446	39%	679,106	39%
Total Loans	2,595,030	100%	2,386,120	100%	2,196,215	100%	1,950,770	100%	1,753,268	100%
Allowance for Loan Losses	(29,232)		(21,187)		(20,196)		(18,586)		(17,012)
Total Loans, Net	$2,565,798		$2,364,933		$2,176,019		$1,932,184		$1,736,256

Maintenance of High Quality in the Loan Portfolio: Prior to the COVID-19 pandemic, there were no significant fluctuations in the quality of the loan portfolio or any segment thereof. In general, residential real estate loans have historically been underwritten to secondary market standards for prime loans and Arrow has not engaged in subprime mortgage lending as a business line. Similarly, high underwriting standards have generally been applied to commercial and commercial real estate lending operations and generally in the indirect lending program as well. The economic events related to the COVID-19 pandemic, specifically elevated unemployment and the temporary mandated closure of nonessential business, may impact the ability of our borrowers to satisfy their obligations.
Commercial and Commercial Real Estate Loans: Over the last three years, commercial and commercial real estate loans have continued to grow. Outstanding balances have increased by $151.1 million, $39.7 million and $48.0 million in 2020, 2019 and 2018, respectively.
Substantially all commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers located in the Company's regional markets. A portion of the loans in the commercial portfolio have variable rates tied to Prime, LIBOR or FHLBNY rates.
Many of the commercial and commercial real estate loans are in industries that have been heavily impacted by the COVID-19 pandemic. In 2020, Arrow originated over 1,400 PPP loans totaling approximately $142.7 million. The PPP loans have an interest rate of 1% and Arrow expects to earn approximately $5.6 million in fees related to the origination of these loans. The original term on the PPP loans is two years, however the borrower will have the option to apply for forgiveness. Subsequent to the funding of certain PPP loans, additional guidance was provided permitting the term of a PPP loan to be extended to five years if both parties agree to the revised terms. Arrow is recognizing the fees earned over the life of the loan and will accelerate recognition of the fees if the loan is forgiven by the Small Business Administration. Additional government intervention, if any, may mitigate the economic risk to both Arrow and its customers, however, the extent of such intervention and its impact cannot be determined at this time.
Consumer Loans: At December 31, 2020, consumer loans (primarily automobile loans originated through dealerships located primarily in upstate New York and Vermont) represented 33% of loans in the loan portfolio, and continue to be a significant component of the Company's business.
Consumer loan originations have remained strong in 2020, with origination volume for the last three years at $386.4 million, $407.4 million and $391.6 million for 2020, 2019 and 2018, respectively.
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
Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of the loan portfolio (comprising approximately 36% of the entire portfolio at December 31, 2020), slightly higher than the consumer loan portfolio (33% of the portfolio) and the commercial and commercial real estate loans (31%). Gross originations for residential real estate loans (including refinancings of mortgage loans) were $250.1 million, $164.7 million and $142.9 million for the years 2020, 2019, and 2018, respectively.
During each of these years, gross origination totals have significantly exceeded the sum of repayments and prepayments of such loans previously in the portfolio. Arrow may sell portions of these originations in the secondary market, primarily to Freddie Mac. Sales amounted to $83.9 million, or 43.7%, of the total loans originated in 2020. The increase from previous years was due to a variety of factors, including strong demand for residential mortgages in our operating markets, favorable market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions. Sales of originations amounted to $24.5 million for 2019 and $4.3 million for 2018 which represented 16.9% and 3.3%, respectively of the gross originations for those years.
Arrow expects to continue to sell a portion of mortgage loan originations in upcoming periods if market conditions and strategic balance sheet and interest-rate risk management decisions warrant. It is not currently possible to determine the long term economic impact of the COVID-19 pandemic, which had resulted in the temporary closure of non-essential business and elevated unemployment.

The following table indicates the changing mix in the loan portfolio by including the quarterly average balances for the significant loan segments for the past five quarters.  The remaining quarter-by-quarter tables present the percentage of total loans represented by each category and the annualized yield of each category.

LOAN PORTFOLIO
Quarterly Average Loan Balances
(Dollars In Thousands)

	Quarters Ended
	12/31/2020	9/30/2020	6/30/2020	3/31/2020	12/31/2019
Commercial	$260,527	$276,296	$234,732	$140,486	$133,550
Commercial Real Estate	569,309	538,914	530,808	518,931	505,639
Consumer	856,903	841,009	840,734	818,892	817,463
Residential Real Estate	924,095	926,034	911,924	916,037	901,458
Total Loans	$2,610,834	$2,582,253	$2,518,198	$2,394,346	$2,358,110

Percentage of Total Quarterly Average Loans

	Quarters Ended
	12/31/2020	9/30/2020	6/30/2020	3/31/2020	12/31/2019
Commercial	10.0%	9.3%	9.3%	5.9%	5.7%
Commercial Real Estate	21.8%	21.1%	21.1%	21.6%	21.4%
Consumer	32.8%	33.4%	33.4%	34.2%	34.7%
Residential Real Estate	35.4%	36.2%	36.2%	38.3%	38.2%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarters Ended
	12/31/2020	9/30/2020	6/30/2020	3/31/2020	12/31/2019
Commercial	4.50%	3.63%	3.84%	4.52%	4.54%
Commercial Real Estate	3.84%	3.91%	4.05%	4.34%	4.53%
Consumer	3.95%	3.95%	3.90%	3.97%	4.01%
Residential Real Estate	3.83%	3.86%	4.08%	4.20%	4.20%
Total Loans	3.94%	3.81%	4.01%	4.18%	4.19%

The average yield on the loan portfolio decreased from 4.19% for the fourth quarter of 2019 to 3.94% for the fourth quarter of 2020. Market rates declined in 2020, which impacted the new loan yields for fixed rate loans, and variable loan yields as these loans reached their repricing dates. Commercial loan yields were affected by the $142.7 million of PPP loans originated in 2020. Commercial loan yields rose in the 4th quarter due to fees from the Small Business Administration being recognized in full for the $24.8 million loans forgiven in the 4th quarter. Residential real estate yields declined each quarter of 2020 consistent with overall market behavior as well as the effect of variable home equity loans.

Loan Deferrals Related to COVID-19 Pandemic
The COVID-19 pandemic has created economic uncertainty resulting in elevated unemployment as well as the temporary closure of nonessential businesses. In the table below, loans deferred by industry sector as the result of the COVID-19 pandemic are presented and compared to total loans by sector as of December 31, 2020. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings. In 2020, Arrow originated $142.7 million of PPP loans. These loans are included in the loan balances by sector as listed below, however, these loans are not considered deferred as of December 31, 2020.

COVID-19 Deferrals by Loan Category at December 31, 2020 (Dollars In Thousands)

	Balances by Sector		Deferrals
	Total	% of Total Loans	Balance	% of Loan Segment	% of Total Loans
Commercial and Commercial Real Estate Loans:
Lessors of Non-Residential Real Estate	$157,680	6.1%	$120	—%	—%
Lessors of Residential Real Estate	127,156	4.9%	—	—%	—%
Health Care and Social Assistance	113,242	4.4%	—	—%	—%
Hotels and Motels	108,508	4.2%	2,722	0.3%	0.1%
Arts/Recreation/Restaurants/Vacation Camps	48,173	1.9%	94	—%	—%
Retail	42,955	1.7%	—	—%	—%
Construction & Related	28,466	1.1%	—	—%	—%
Other	186,161	7.2%	3,594	0.3%	0.1%
Total Commercial and Commercial Real Estate Loans	812,341	31.3%	6,530	0.6%	0.2%

Consumer Loans	859,768	33.1%	2,103	0.2%	0.1%

Residential Real Estate Loans	922,921	35.6%	6,660	0.7%	0.3%

Total Loans	$2,595,030		$15,293		0.6%

PPP Loans
Many of the commercial and commercial real estate loans are in industries that have been heavily impacted by the COVID-19 pandemic. In 2020, Arrow originated over 1,400 PPP loans totaling $142.7 million. The PPP loans have an interest rate of 1% and Arrow expects to earn approximately $5.6 million in fees related to the origination of these loans. The original term on the PPP loans is two years, however the borrower will have the option to apply for forgiveness. Subsequent to the funding of the loans, additional guidance was provided that the term of the loan may be extended to five years if both parties agree to the revised terms. Arrow will recognize the fees earned over the life of the loan and will accelerate recognition of the fees if the loan is forgiven by the Small Business Administration. Arrow expects to fund additional PPP loans in early 2021, subject to the availability of government programs and the needs of the communities Arrow serves.

Outstanding PPP Loans as of December 31, 2020 (Dollars In Thousands)
Initial PPP Funding	$142,685
Loans Fully Forgiven in 2020	(24,775)
Loans Partial Forgiven in 2020	(3,280)
Outstanding PPP Loans	$114,630

Income Earned on PPP Loans for the Year Ended December 31, 2020 (Dollars In Thousands)
Interest Earned at Rate of 1%	$977
Fees from Fully Satisfied Loans	907
Fees Recognized in 2020 on Currently Outstanding Loans	740
Income Earned on PPP Loans	$2,624

The following table indicates the respective maturities and interest rate structure of commercial loans and commercial real estate construction loans at December 31, 2020.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  Most of the commercial construction loans are made with a commitment for permanent financing, whether extended by us or unrelated third parties.  The maturity distribution below reflects the final maturity of the permanent financing.

b. Maturities and Sensitivities of Loans to Changes in Interest Rates
(Dollars in Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial	$23,197	$175,496	$41,861	$240,554
Commercial Real Estate - Construction	14,276	3,560	18,839	36,675
Total	$37,473	$179,056	$60,700	$277,229

Fixed Interest Rates	$2,792	$159,039	$34,718	$196,549
Variable Interest Rates	34,681	20,017	25,982	80,680
Total	$37,473	$179,056	$60,700	$277,229

COMMITMENTS AND LINES OF CREDIT
Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not funded at that time.  As of December 31, 2020, the total contingent liability for standby letters of credit amounted to $3.7 million.  In addition to these instruments, there are lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time-to-time. Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 2020, outstanding unfunded loan commitments in the aggregate amount were approximately $399.9 million.

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans
The amounts of nonaccrual, past due and restructured loans at year-end for each of the past five years are presented in the table on page 36 under the heading "Summary of the Allowance and Provision for Loan Losses."
Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by management that the full repayment of principal and interest is unlikely. Unless already placed on nonaccrual status, loans secured by home equity lines of credit are put on nonaccrual status when 120 days past due and residential real estate loans are put on nonaccrual status when 150 days past due. Commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain. Under the Uniform Retail Credit Classification and Account Management Policy established by banking regulators, fixed-maturity consumer loans not secured by real estate must generally be charged-off no later than when 120 days past due. Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Arrow had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2020.  Loans past due 90 days or more and still accruing interest are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.
The balance of loans 30-89 days past due and still accruing interest totaled $9.2 million at December 31, 2020 and represented 0.35% of loans outstanding at that date, as compared to approximately $10.7 million, or 0.45% of loans outstanding at December 31, 2019. These non-current loans at December 31, 2020 were composed of approximately $7.7 million of consumer loans (principally indirect automobile loans), $1.3 million of residential real estate loans and $0.2 million of commercial and commercial real estate loans.
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

2. Potential Problem Loans
On at least a quarterly basis, the internal credit quality rating is re-evaluated for commercial loans that are either past due or fully performing but exhibit certain characteristics that could reflect well-defined weaknesses.  Loans are placed on nonaccrual status when the likely amount of future principal and interest payments are expected to be less than the contractual amounts, even if such loans are not past due.
Periodically, Arrow reviews the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower may jeopardize loan repayment and result in a non-performing loan.  In the credit monitoring program, Arrow treats loans that are classified as substandard but continue to accrue interest as potential problem loans.  At December 31, 2020, Arrow identified 47 commercial loans totaling $38.1 million as potential problem loans.  At December 31, 2019, Arrow identified 54 commercial loans totaling $32.0 million as potential problem loans.  For these loans, although positive factors such as payment history, value of supporting collateral, and/or personal or government guarantees led Arrow to conclude that accounting for them as non-performing at year-end was not warranted, other factors, specifically, certain risk factors related to the loan or the borrower justified concerns that they may become nonperforming at some point in the future.
The economic impact of the COVID-19 pandemic, specifically unemployment levels and the temporary mandated closure of nonessential businesses, may impact borrowers' ability to satisfy their obligations, and may therefore result in increased delinquencies. Government interventions, on both the federal and state level, have been deployed to mitigate a significant portion of the credit risk. Arrow cannot make a determination as to the overall impact on its business of the COVID-19 pandemic at this time.

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

Distribution of OREO and Repossessed Assets (Dollars In Thousands)	December 31,
	2020	2019	2018	2017	2016
Single Family 1 - 4 Units	$—	$187	$47	$523	$795
Commercial Real Estate	—	935	1,083	1,215	790
Other Real Estate Owned, Net	—	1,122	1,130	1,738	1,585
Repossessed Assets	155	139	130	109	101
Total OREO and Repossessed Assets	$155	$1,261	$1,260	$1,847	$1,686

The following table summarizes changes in the net carrying amount of OREO and the number of properties for each of the periods presented.

Schedule of Changes in OREO (Dollars In Thousands)	2020	2019	2018	2017	2016
Balance at Beginning of Year	$1,122	$1,130	$1,738	$1,585	$1,878
Properties Acquired Through Foreclosure	—	544	47	778	1,009
Gain of Sale of OREO properties	192	—	—	—	—
Subsequent Write-downs to Fair Value	—	(244)	(195)	(160)	(162)
Sales	(1,314)	(308)	(460)	(465)	(1,140)
Balance at End of Year	$—	$1,122	$1,130	$1,738	$1,585
Number of Properties, Beginning of Year	3	3	6	5	6
Properties Acquired During the Year	—	2	1	4	3
Properties Sold During the Year	(3)	(2)	(4)	(3)	(4)
Number of Properties, End of Year	—	3	3	6	5

III. SUMMARY OF LOAN LOSS EXPERIENCE
The information required in this section is presented in the discussion of the "Provision for Loan Losses and Allowance for Loan Losses" in Part II Item 7, Section B.II. beginning on page 36 of this Report, including:
•Charge-offs and Recoveries by loan type
•Factors that led to the amount of the Provision for Loan Losses
•Allocation of the Allowance for Loan Losses by loan type

The percent of loans in each loan category is presented in the table of loan types in the preceding section on page 42 of this Report.

IV. DEPOSITS
The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES
(Dollars In Thousands)

	Years Ended
	12/31/2020		12/31/2019		12/31/2018
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$613,408	—%	$472,517	—%	$460,355	—%
Interest-Bearing Checking Accounts	772,000	0.17%	727,857	0.27%	849,626	0.19%
Savings Deposits	1,258,154	0.40%	910,840	0.92%	753,198	0.46%
Time Deposits of $250,000 or More	124,601	1.18%	95,932	2.01%	78,159	1.51%
Other Time Deposits	223,111	1.25%	259,636	1.63%	173,151	0.82%
Total Deposits	$2,991,274	0.36%	$2,466,782	0.67%	$2,314,489	0.33%

Average total deposit balances increased by $524.5 million, or 21.3% in 2020, mainly in the demand deposit and savings deposit categories.
Arrow used reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $404.2 million and $256.1 million at December 31, 2020 and 2019, respectively.

The following table presents the quarterly average balance by deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO
Quarterly Average Deposit Balances
(Dollars In Thousands)

	Quarters Ended
	12/31/2020	9/30/2020	6/30/2020	3/31/2020	12/31/2019
Demand Deposits	$676,490	$673,181	$624,125	$478,481	$491,494
Interest-Bearing Checking Accounts	874,314	764,614	740,284	707,747	724,668
Savings Deposits	1,407,837	1,314,241	1,215,296	1,092,980	1,003,612
Time Deposits of $250,000 or More	115,492	121,027	135,978	126,046	120,321
Other Time Deposits	182,105	209,436	236,749	264,755	267,326
Total Deposits	$3,256,238	$3,082,499	$2,952,432	$2,670,009	$2,607,421

The quarterly average balances of both noninterest-bearing deposits and interest-bearing checking and savings accounts have increased significantly in the last three quarters. Time deposits, over $250,000 as well as other time deposits, have decreased over the last three quarters, including $80.6 million of brokered deposits that matured. Market rates, which began to decline prior to the COVID-19 pandemic, reached historic lows in the first quarter and have remained low for the remainder of 2020. Short term interest rates, heavily impacted by Federal Reserve monetary policy, are not expected to change for an extended period.
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

The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits	Quarters Ended
	12/31/2020	9/30/2020	6/30/2020	3/31/2020	12/31/2019
Demand Deposits	20.8%	21.8%	21.1%	17.9%	18.8%
Interest-Bearing Checking Accounts	27.0%	24.8%	25.1%	26.5%	27.8%
Savings Deposits	43.1%	42.7%	41.2%	41.0%	38.5%
Time Deposits of $250,000 or More	3.5%	3.9%	4.6%	4.7%	4.6%
Other Time Deposits	5.6%	6.8%	8.0%	9.9%	10.3%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Demand deposits, as well as lower costing interest-bearing checking accounts and savings deposits, all increased or remained consistent as a percentage of total deposits to the previous year. Higher costing time deposits decreased as a percentage of total deposits.

The total quarterly interest cost of deposits, by type of deposit and in total, for each of the most recent five quarters is set forth in the table below:

Quarterly Cost of Deposits	Quarters Ended
	12/31/2020	9/30/2020	6/30/2020	3/31/2020	12/31/2019
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.11%	0.14%	0.17%	0.28%	0.30%
Savings Deposits	0.18%	0.24%	0.39%	0.91%	0.98%
Time Deposits of $250,000 or More	0.70%	0.96%	1.30%	1.70%	1.88%
Other Time Deposits	0.92%	1.09%	1.33%	1.52%	1.67%
Total Deposits	0.18%	0.25%	0.37%	0.68%	0.72%

Throughout 2020, the total cost of deposits continued to decrease. The Federal Reserve lowered the Fed Funds target rate to 0.00%-0.25% in response to the economic disruption related to the COVID-19 pandemic. Arrow's balance sheet is well positioned for a variety of rate environments.

    The maturities of time deposits of $250,000 or more at December 31, 2020 are presented below.  (Dollars In Thousands)

Maturing in:
Under Three Months	$66,504
Three to Six Months	28,537
Six to Twelve Months	21,224
2022	2,169
2023	1,868
2024	—
2025	299
Later	3,021
Total	$123,622

V. SHORT-TERM BORROWINGS (Dollars in Thousands)

	12/31/2020	12/31/2019	12/31/2018
Overnight Advances from the FHLBNY, Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:
Balance at December 31	$17,486	$181,099	$288,659
Maximum Month-End Balance	73,949	268,805	288,659
Average Balance During the Year	57,929	191,256	192,047
Average Rate During the Year	0.43%	1.80%	1.55%
Rate at December 31	0.07%	1.35%	2.13%

D. LIQUIDITY
The objective of effective liquidity management is to ensure that the Company has the ability to raise cash when needed at a reasonable cost.  This includes the capability of meeting expected and unexpected obligations to Arrow's customers at any time. Given the uncertain nature of customer demands and the need to maximize earnings, Arrow must have available reasonably priced sources of funds, both on- and off-balance sheet, that can be accessed quickly in time of need. With the COVID-19 pandemic, liquidity management is critical for Arrow. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term disruptions that may develop as a result of the COVID-19 pandemic such as: reduced cash-flows from the investment and loan portfolios and aggressive funding of programs associated with response efforts.
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $365.3 million at year-end 2020, an increase of $8.0 million from the year-end 2019 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at December 31, 2020 of $338.9 million compared to $23.2 million at December 31, 2019.
In addition to liquidity from cash, short-term investments, investment securities and loans, the Company has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $52 million which were not drawn on in 2020.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At December 31, 2020, Arrow had outstanding collateralized obligations with the FHLBNY of $45 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $814 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At December 31, 2020, the balance of outstanding brokered deposits totaled $47.5 million. Also, Arrow's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At December 31, 2020, the amount available under this facility was approximately $610 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises including the current COVID-19 pandemic.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, the Company believes that the available liquidity is sufficient to meet all funding needs that may arise in connection with the COVID-19 pandemic or any other reasonably likely events or occurrences, although there can be no assurance that it will be sufficient. At December 31, 2020, Arrow's basic liquidity ratio, including FHLBNY collateralized borrowing capacity, was 32.1% of total assets, or $1.04 billion in excess of Arrow's internally-set minimum target ratio of 4%.
Arrow did not experience any liquidity constraints in 2020 and did not experience any such constraints in recent prior years. Arrow has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

E. CAPITAL RESOURCES AND DIVIDENDS

Important Regulatory Capital Standards: Dodd-Frank, enacted in 2010, directed U.S. bank regulators to promulgate revised bank organization capital standards, which were required to be at least as strict as the regulatory capital standards for banks then in effect. The Capital Rules under Dodd-Frank were adopted by the Federal bank regulatory agencies in 2013 and became effective for Arrow and its subsidiary banks on January 1, 2015. These Capital Rules are summarized in an earlier section of this Report, "Regulatory Capital Standards," beginning on page 7.
The table below sets forth the various capital ratios achieved by Arrow and its subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2020, as determined under the bank regulatory capital standards in effect on that date, as well as the minimum levels for such capital ratios that bank holding companies and banks are required to maintain under the Capital Rules (not including the "capital conservation buffer"). As demonstrated in the table, all of Arrow's and the banks' capital ratios at year-end were well in excess of the minimum required levels for such ratios, as established by the regulators. (See Item 1, Section C, under "Regulatory Capital Standards" and Item 8, Note 19 in the Notes to Consolidated Financial Statements, for information regarding the "capital conservation buffer.") In addition, on December 31, 2020, Arrow and each of the banks qualified as "well-capitalized", the highest capital classification category under the revised capital classification scheme recently established by the federal bank regulators, that was in effect on that date.

Capital Ratios:	Arrow	GFNB	SNB	Minimum Required Ratio
Tier 1 Leverage Ratio	9.1%	8.7%	8.9%	4.0%
Common Equity Tier 1 Capital Ratio	13.4%	13.9%	13.0%	4.5%
Tier 1 Risk-Based Capital Ratio	14.2%	13.9%	13.0%	6.0%
Total Risk-Based Capital Ratio	15.5%	15.2%	14.2%	8.0%
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

Stockholders' Equity at Year-end 2020: Total stockholders' equity was $334.4 million at December 31, 2020, an increase of $32.7 million, or 10.8%, from the year earlier level. The increase in total stockholders' equity during 2020 principally reflected the following factors: $40.83 million of net income for the year, plus $1.81 million of equity related to various stock-based compensation plans, plus $1.81 million of equity resulting from the dividend reinvestment plan, plus other comprehensive income of $5.54 million reduced by cash dividends of $15.74 million and the repurchases of common stock of $1.58 million.

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
In the first quarter of 2020, Arrow entered into two interest rate swap agreements to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. The effective fixed rate is 3.43% until maturity. These agreements are designated as cash flow hedges.

Dividends: The source of funds for the payment by Arrow of cash dividends to stockholders consists primarily of dividends declared and paid to it by its bank subsidiaries.  In addition to legal and regulatory limitations on payments of dividends by Arrow (i.e., the need to maintain adequate regulatory capital), there are also legal and regulatory limitations applicable to the payment of dividends by the bank subsidiaries to Arrow.  As of December 31, 2020, under the statutory limitations in national banking law, the maximum amount that could have been paid by the bank subsidiaries to Arrow, without special regulatory approval, was approximately $71.8 million  The ability of Arrow and its banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.
See Part II, Item 5, "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a recent history of its cash dividend payments.

Stock Repurchase Program: In October 2019, the Board of Directors approved a $5.0 million stock repurchase program. effective January 1, 2020 (the 2020 program), under which management was authorized, in its discretion, to cause Arrow to repurchase up to $5 million of shares of Arrow's common stock during 2020, in the open market or in privately negotiated transactions, to the extent management believed the Company's stock was reasonably priced and such repurchases appeared to be an attractive use of available capital and in the best interests of its shareholders. This 2020 program replaced a similar repurchase program which was in effect over the period from January 30, 2019 through December 31, 2019 (the 2019 program), which also authorized the repurchase of up to $5.0 million of shares of Arrow's common stock. As of December 31, 2020 approximately $1.5 million had been used under the 2020 program to repurchase Arrow shares. This total does not include approximately $1.6 million of Arrow's Common Stock that the Company repurchased during 2020 other than through its repurchase program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock. The 2020 program expired on December 31, 2020. A similar 2021 program, allowing for stock repurchases of up to $5 million over the period of January 27, 2021 through December 31, 2021, was approved by the Board of Directors in January 2021.

F. OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of operations, Arrow may engage in a variety of financial transactions or arrangements, including derivative transactions or arrangements, that in accordance with GAAP are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  These transactions or arrangements involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions or arrangements may be used by Arrow or Arrow's customers for general corporate purposes, such as managing credit, interest rate, or liquidity risk or to optimize capital, or may be used by Arrow or Arrow's customers to manage funding needs.
In 2020 and 2019, Arrow entered into interest rate swap agreements with its commercial customers to provide them with a long-term fixed rate, while simultaneously Arrow entered into offsetting interest rate swap agreements with a counterparty to swap the fixed rate to a variable rate to manage interest rate exposure. In the first quarter of 2020, Arrow entered into two interest rate swap agreements to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities.

Arrow's commercial loan interest rate swap agreements are not designated as a hedge for accounting purposes. The commercial loan interest rate swap agreements have substantially equivalent and offsetting terms, they do not present any material exposure to Arrow's consolidated statements of income. Arrow records its interest rate swap agreements at fair value and is presented on a gross basis within other assets and other liabilities on the consolidated balance sheets. Changes in the fair value of assets and liabilities arising from these derivatives are included, net, in other income in the consolidated statement of income.

G. CONTRACTUAL OBLIGATIONS (Dollars In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances [1]	$45,000	$—	$5,000	$40,000	$—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts [2]	20,000	—	—	—	20,000
Operating Lease Obligations [3]	6,751	743	1,245	1,119	3,644
Finance Lease Obligations [3]	9,041	243	486	512	7,800
Obligations under Retirement Plans [4]	41,784	3,886	8,034	8,962	20,902
Total	$122,576	$4,872	$14,765	$50,593	$52,346

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
As permitted by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, Arrow deferred the adoption of the Current Expected Credit Losses ("CECL") methodology in determining credit losses until January 1, 2021. The initial adjustment to the allowance for credit losses and unfunded commitments recorded as other liabilities was not reported in earnings, but as the cumulative effect of a change in accounting principle and the adoption will require additional disclosures in future periods. To prepare for the adoption of CECL, (a) the Company held CECL working group meetings that included individuals from various functional areas relevant to the implementation of CECL; (b) the CECL working group developed accounting policies for credit losses including, among other things, management’s decisions regarding portfolio segmentation, life of loan considerations, and a reasonable and supportable forecasting methodology; (c) the Company established a CECL governance and approval process, and completed an analysis of the results from a third-party model validation and the results from an internal model validation; and (d) the Company established an internal control framework and finalized the testing of controls related to the adoption of CECL. The CECL pronouncement describes several acceptable methodologies for calculating expected losses on a loan or a pool of loans. Arrow identified the discounted cash flow method for determining losses for the commercial loan portfolios and the residential real estate portfolios, and the vintage method for the consumer indirect loan portfolio. As a result of analyses performed, including the availability of future economic data, the Company will utilize an 18-month reasonable and supportable forecast period, and revert to an historic net loss rate using the straight-line method over a two year reversion period. The Company has identified the economic data that it believes best correlate with expected credit losses through the use of various regression analyses of historical economic information and loan losses. The Company has developed a qualitative factor framework in accordance with this standard that has changed how qualitative factors are determined as compared to the current incurred loss allowance for loan losses model, and has developed a methodology to determine unfunded loan commitments that are recorded as other liabilities. The Company has continued to monitor updates to financial reporting requirements and regulatory guidance, and evaluated the impact on the consolidated financial statements, disclosures, processes and internal controls.
The Company has performed parallel CECL reserve estimated calculations for each quarterly period beginning December 31, 2019 and is completing its final review of the most recent model run including an evaluation of model back-testing and sensitivity analysis results and finalizing certain assumptions primarily related to qualitative factor adjustments. The Company does not expect to incur a material adjustment to the stockholders' equity balance as of January 1, 2021 related to the adoption of CECL for held-to-maturity securities, loans carried at amortized cost and unfunded commitments recorded as other liabilities. In addition, the Company has also evaluated the composition of the available-for-sale investment securities portfolio and determined that the changes in ASU 2016-13 will not have a significant effect on the current portfolio.
With the adoption of CECL on January 1, 2021, Arrow expects to remain a well-capitalized financial institution. Regulators have developed a deferral option related to the adoption of CECL and the resulting computation of regulatory capital ratios, the 2019 CECL Rule, which allows a financial institution to elect a three year deferral of the initial CECL adoption amount for the computation of regulatory capital. Arrow is in the process of evaluating this deferral method.
In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes" (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. Arrow adopted this standard on January 1, 2021. The Company does not expect that the adoption of this standard will have a material impact on its financial position or the results of operations in periods subsequent to its adoption.

I. FOURTH QUARTER RESULTS
Arrow reported net income of $12.5 million for the fourth quarter of 2020, an increase of $2.8 million, or 28.3%, from the net income of $9.7 million reported for the fourth quarter of 2019.  Diluted earnings per common share for the fourth quarter of 2020 were $0.81, up from $0.63 during the fourth quarter of 2019. The net change in earnings between the two quarters was due to the following: (a) a $2.9 million increase in net interest income, (b) a $2.0 million increase in noninterest income, (c) a $602 thousand increase in the provision for loan losses, (d) a $1.1 million increase in noninterest expense, and (e) a $1.1 million increase in the provision for income taxes.  The principal factors contributing to these quarter-to-quarter changes are included in the discussion of the year-to-year changes in net income set forth elsewhere in this Item 7, specifically, in Section B, "Results of Operations," above, as well as in Arrow's Current Report on Form 8-K, as filed with the SEC on January 28, 2021, incorporating by reference Arrow's earnings release for the year ended December 31, 2020.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION
(Dollars In Thousands, Except Per Share Amounts)

	For the Quarters Ended December 31,
	2020	2019
Interest and Dividend Income	$28,372	$28,367
Interest Expense	1,918	5,449
Net Interest Income	26,454	22,918
Provision for Loan Losses	1,236	634
Net Interest Income after Provision for Loan Losses	25,218	22,284
Noninterest Income	9,103	7,081
Noninterest Expense	18,192	17,099
Income Before Provision for Income Taxes	16,129	12,266
Provision for Income Taxes	3,634	2,526
Net Income	$12,495	$9,740
SHARE AND PER SHARE DATA:
Weighted Average Number of Shares Outstanding:
Basic	15,499	15,427
Diluted	15,515	15,476
Basic Earnings Per Common Share	$0.81	$0.63
Diluted Earnings Per Common Share	0.81	0.63
Cash Dividends Per Common Share	0.260	0.252
AVERAGE BALANCES:
Assets	$3,721,954	$3,113,114
Earning Assets	3,550,415	2,969,972
Loans	2,610,834	2,358,110
Deposits	3,256,238	2,607,421
Stockholders’ Equity	331,899	296,124
SELECTED RATIOS (Annualized):
Return on Average Assets	1.34%	1.24%
Return on Average Equity	14.98%	13.05%
Net Interest Margin	2.96%	3.06%
Net Charge-offs to Average Loans	0.07%	0.06%
Provision for Loan Losses to Average Loans	0.19%	0.11%

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)
The following quarterly financial information for 2020 and 2019 is unaudited, but, in the opinion of management, fairly presents the results of Arrow.

SELECTED QUARTERLY FINANCIAL DATA
(Dollars In Thousands, Except Per Share Amounts)

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$28,226	$28,002	$27,296	$28,372
Net Interest Income	23,006	24,842	24,900	26,454
Provision for Loan Losses	2,772	3,040	2,271	1,236
Net (Loss) Gain on Securities	(374)	(106)	(72)	88
Income Before Provision for Income Taxes	10,174	11,721	13,839	16,129
Net Income	8,127	9,159	11,046	12,495
Basic Earnings Per Common Share	0.53	0.59	0.71	0.81
Diluted Earnings Per Common Share	0.53	0.59	0.71	0.81

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$26,213	$27,227	$27,952	$28,367
Net Interest Income	21,121	21,707	22,303	22,918
Provision for Loan Losses	472	455	518	634
Net Gain on Securities	76	—	146	67
Income Before Provision for Income Taxes	10,884	11,240	12,685	12,266
Net Income	8,734	8,934	10,067	9,740
Basic Earnings Per Common Share	0.57	0.58	0.65	0.63
Diluted Earnings Per Common Share	0.57	0.58	0.65	0.63

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

As of December 31, 2020:

	Change in Interest Rate		Policy Limit
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(0.41)%	(1.30)%	(10.00)%
Calculated change in Net Interest Income - Year 2	0.46%	(13.85)%	(15.00)%

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

Item 8. Financial Statements and Supplementary Data
The following audited Consolidated Financial Statements and unaudited supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Arrow Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with
U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board
(United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of
Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for loan losses related to loans collectively evaluated for impairment

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (ALL) was $29.2 million as of December 31,
2020. The Company estimates the ALL by applying historical net loss rates to pools of loans with similar risk characteristics. For commercial, commercial construction and commercial real estate loans, the pools of loans are further segmented by internal credit risk profile grades. The historical net loss rates are calculated by using a rolling average annual twelve quarter look-back period of the respective segment that have occurred within each pool of loans over the loss emergence period. The Company adjusts the historical net loss rates for applicable qualitative factors to reflect incurred risk of losses that are not fully captured in the historical net loss rates.

We identified the assessment of the ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the ALL due to significant measurement uncertainty This assessment of the ALL encompassed the evaluation of the ALL methodology used to estimate 1) the historical net loss rates for each pool of loans and their key factors and assumptions, including the lookback period, the loss emergence periods, and how loans with similar characteristics are pooled, 2) the internal credit risk profile grades for commercial loans, and 3) the qualitative factors. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s ALL, including controls related to the:

• development and approval of the ALL methodology, including key factors and assumptions
• development of the qualitative factors, including key assumptions
• periodic testing of internal credit risk profile grades for commercial loans
• analysis of the ALL results, trends, and ratios.

We evaluated the Company’s process to develop the ALL estimate by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions, and whether additional factors and alternative assumptions should have been used. We assessed the qualitative factors by:

• evaluating the maximum qualitative factor based on the peer groups highest annual losses over the recent full credit cycle
• evaluating the metrics used to determine the qualitative factors by comparing them to the Company’s business environment and credit risk factors
• evaluating trends in the ALL, including the qualitative factors, for consistency with trends in the loan portfolio and credit performance.

We involved credit risk professionals with specialized industry knowledge and experience, who assisted in:

• evaluating the Company’s ALL methodology for compliance with U.S. generally accepted accounting principles
• evaluating the lookback period assumption used in calculating the historical net loss rates to evaluate the length of the period
• determining whether loans are pooled by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
• evaluating the methodology used to develop the loss emergence periods by comparing them to specific portfolio risk characteristics and trends
• evaluating the methodology used to develop the resulting qualitative factors and the effect of those adjustments on the ALL compared with relevant credit risk factors and consistency with credit trends
• evaluating the determination of each qualitative factor by comparing it to the Company’s business environment and credit risk
• testing individual internal credit risk profile grades for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral.

We also assessed the sufficiency of the audit evidence obtained related to the Company’s ALL by evaluating the:

• cumulative results of the audit procedures
• qualitative aspects of the Company’s accounting practices
• potential bias in the accounting estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 1990.
Albany, New York
March 10, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Arrow Financial Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Arrow Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the
Company maintained, in all material respects, effective internal control over financial reporting as of
December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board
(United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and
2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes collectively, the consolidated financial statements, and our report dated March 10, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Albany, New York
March 10, 2021

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands, Except Share and Per Share Amounts)

	December 31, 2020	December 31, 2019
ASSETS
Cash and Due From Banks	$42,116	$47,035
Interest-Bearing Deposits at Banks	338,875	23,186
Investment Securities:
Available-for-Sale	365,287	357,334
Held-to-Maturity (Approximate Fair Value of $226,576 at December 31, 2020, and $249,618 at December 31, 2019)	218,405	245,065
Equity Securities	1,636	2,063
Other Investments	5,349	10,317
Loans	2,595,030	2,386,120
Allowance for Loan Losses	(29,232)	(21,187)
Net Loans	2,565,798	2,364,933
Premises and Equipment, Net	42,612	40,629
Goodwill	21,873	21,873
Other Intangible Assets, Net	1,950	1,661
Other Assets	84,735	70,179
Total Assets	$3,688,636	$3,184,275
LIABILITIES
Noninterest-Bearing Deposits	$701,341	$484,944
Interest-Bearing Checking Accounts	832,434	689,221
Savings Deposits	1,423,358	1,046,568
Time Deposits over $250,000	123,622	123,968
Other Time Deposits	153,971	271,353
Total Deposits	3,234,726	2,616,054
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	17,486	51,099
Federal Home Loan Bank Overnight Advances	—	130,000
Federal Home Loan Bank Term Advances	45,000	30,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Finance Leases	5,217	5,254
Other Liabilities	31,815	30,140
Total Liabilities	3,354,244	2,882,547
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value, 1,000,000 Shares Authorized	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (20,194,474 Shares Issued at December 31, 2020, and 19,606,449 Shares Issued at December 31, 2019)	20,194	19,606
Additional Paid-in Capital	353,662	335,355
Retained Earnings	41,899	33,218
Accumulated Other Comprehensive Loss	(816)	(6,357)
Treasury Stock, at Cost (4,678,736 Shares at December 31, 2020, and 4,608,258 Shares at December 31, 2019)	(80,547)	(80,094)
Total Stockholders’ Equity	334,392	301,728
Total Liabilities and Stockholders’ Equity	$3,688,636	$3,184,275

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2020	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$100,492	$95,467	$81,647
Interest on Deposits at Banks	321	722	711
Interest and Dividends on Investment Securities:
Fully Taxable	7,131	8,883	8,582
Exempt from Federal Taxes	3,952	4,687	5,563
Total Interest and Dividend Income	111,896	109,759	96,503
INTEREST EXPENSE
Interest-Bearing Checking Accounts	1,292	1,985	1,618
Savings Deposits	5,090	8,399	3,457
Time Deposits over $250,000	1,465	1,932	1,183
Other Time Deposits	2,782	4,224	1,420
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	60	100	62
Federal Home Loan Bank Advances	1,063	3,952	3,779
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	746	1,019	966
Interest on Financing Leases	196	99	—
Total Interest Expense	12,694	21,710	12,485
NET INTEREST INCOME	99,202	88,049	84,018
Provision for Loan Losses	9,319	2,079	2,607
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	89,883	85,970	81,411
NONINTEREST INCOME
Income From Fiduciary Activities	8,890	8,809	9,255
Fees for Other Services to Customers	10,003	10,176	10,134
Insurance Commissions	6,876	7,182	7,888
Net (Loss) Gain on Securities	(464)	289	213
Net Gain on Sales of Loans	3,889	622	135
Other Operating Income	3,464	1,477	1,324
Total Noninterest Income	32,658	28,555	28,949
NONINTEREST EXPENSE
Salaries and Employee Benefits	42,061	38,402	38,788
Occupancy Expenses, Net	5,614	5,407	5,026
Technology and Equipment Expense	12,976	13,054	11,284
FDIC Assessments	1,063	157	881
Other Operating Expense	8,964	10,430	9,076
Total Noninterest Expense	70,678	67,450	65,055
INCOME BEFORE PROVISION FOR INCOME TAXES	51,863	47,075	45,305
Provision for Income Taxes	11,036	9,600	9,026
NET INCOME	$40,827	$37,475	$36,279
Average Shares Outstanding:
Basic	15,465	15,388	15,285
Diluted	15,479	15,433	15,370
Per Common Share:
Basic Earnings	$2.64	$2.44	$2.37
Diluted Earnings	2.64	2.43	2.36

Share and Per Share Amounts have been restated for the September 25, 2020 3% stock dividend.
See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars In Thousands)

	Years Ended December 31,
	2020	2019	2018
Net Income	$40,827	$37,475	$36,279
Other Comprehensive Income (Loss), Net of Tax:
Unrealized Net Securities Holding Gains (Losses) Arising During the Year	5,306	4,162	(2,116)
Reclassification Adjustment for Net Securities Losses Arising During the the Year	28	—	—
Net Unrealized Gains on Cash Flow Hedge Agreements	485	—	—
Net Retirement Plan (Loss) Gain	(251)	2,614	(2,833)
Net Retirement Plan Prior Service Cost	(353)	—	(338)
Amortization of Net Retirement Plan Actuarial Loss	169	510	242
Amortization of Net Retirement Plan Prior Service Cost	157	167	80
Other Comprehensive Income (Loss)	5,541	7,453	(4,965)
Comprehensive Income	$46,368	$44,928	$31,314

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo- cated ESOP Shares	Accumu- lated Other Compre- hensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2017	$18,481	$290,219	$28,818	$(200)	$(8,514)	$(79,201)	$249,603
Net Income	—	—	36,279	—	—	—	36,279
Other Comprehensive Loss	—	—	—	—	(4,965)	—	(4,965)
Impact of the Adoption of ASU 2014-09	—	—	(102)	—	—	—	(102)
Impact of the Adoption of ASU 2016-01	—	—	331	—	(331)	—	—
3% Stock Dividend (554,264 Shares)	554	21,126	(21,680)	—	—	—	—
Cash Dividends Paid, $0.94 per Share[1]	—	—	(14,389)	—	—	—	(14,389)
Shares Issued for Stock Option Exercises, net (105,055 Shares)	—	1,079	—	—	—	1,176	2,255
Shares Issued Under the Directors' Stock Plan (5,601 Shares)	—	142	—	—	—	63	205
Shares Issued Under the Employee Stock Purchase Plan (14,832 Shares)	—	340	—	—	—	165	505
Shares Issued for Dividend Reinvestment Plans (49,714 Shares)	—	1,197	—	—	—	564	1,761
Stock-Based Compensation Expense	—	356	—	—	—	—	356
Purchase of Treasury Stock (58,527 Shares)	—	—	—	—	—	(2,098)	(2,098)
Allocation of ESOP Stock (4,931 Shares)	—	74	—	100	—	—	174
Balance at December 31, 2018	$19,035	$314,533	$29,257	$(100)	$(13,810)	$(79,331)	$269,584

Balance at December 31, 2018	$19,035	$314,533	$29,257	$(100)	$(13,810)	$(79,331)	$269,584
Net Income	—	—	37,475	—	—	—	37,475
Other Comprehensive Loss	—	—	—	—	7,453	—	7,453
Impact of the Adoption of ASU 2014-09	—	—	—	—	—	—	—
3% Stock Dividend (570,884 Shares)	571	17,737	(18,308)	—	—	—	—
Cash Dividends Paid, $0.99 per Share[1]	—	—	(15,206)	—	—	—	(15,206)
Shares Issued for Stock Option Exercises, net (84,216 Shares)	—	877	—	—	—	915	1,792
Shares Issued Under the Directors' Stock Plan (7,580 Shares)	—	177	—	—	—	81	258
Shares Issued Under the Employee Stock Purchase Plan (15,379 Shares)	—	328	—	—	—	165	493
Shares Issued for Dividend Reinvestment Plans (51,191 Shares)	—	1,232	—	—	—	545	1,777
Stock-Based Compensation Expense	—	391	—	—	—	—	391
Purchase of Treasury Stock (73,495 Shares)	—	—	—	—	—	(2,469)	(2,469)
Allocation of ESOP Stock (5,151 Shares)	—	80	—	100	—	—	180
Balance at December 31, 2019	$19,606	$335,355	$33,218	$—	$(6,357)	$(80,094)	$301,728

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo- cated ESOP Shares	Accumu- lated Other Compre- hensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2019	$19,606	$335,355	$33,218	$—	$(6,357)	$(80,094)	$301,728
Net Income	—	—	40,827	—	—	—	40,827
Other Comprehensive Income	—	—	—	—	5,541	—	5,541
3% Stock Dividend (588,025 Shares)[2]	588	15,818	(16,406)	—	—	—	—
Cash Dividends Paid, $1.02 per Share[1]	—	—	(15,740)	—	—	—	(15,740)
Shares Issued for Stock Option Exercises, net (33,112 Shares)	—	433	—	—	—	315	748
Shares Issued Under the Directors' Stock Plan (4,245 Shares)	—	83	—	—	—	42	125
Shares Issued Under the Employee Stock Purchase Plan (18,286 Shares)	—	339	—	—	—	174	513
Shares Issued for Dividend Reinvestment Plans (63,425 Shares)	—	1,214	—	—	—	594	1,808
Stock-Based Compensation Expense	—	420	—	—	—	—	420
Purchase of Treasury Stock (52,505 Shares)	—	—	—	—	—	(1,578)	(1,578)
Balance at December 31, 2020	$20,194	$353,662	$41,899	$—	$(816)	$(80,547)	$334,392

1 Cash dividends paid per share have been adjusted for the September 25, 2020 3% stock dividend.
2 Included in the shares issued for the 3% stock dividend in 2020 were treasury shares of 137,041

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	December 31,
Cash Flows from Operating Activities:	2020	2019	2018
Net Income	$40,827	$37,475	$36,279
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	9,319	2,079	2,607
Depreciation and Amortization	6,867	5,503	4,751
Allocation of ESOP Stock	—	180	174
Loss on the Sale of Securities Available-for-Sale	37	—	—
Net Loss (Gain) on Equity Securities	427	(289)	(213)
Loans Originated and Held-for-Sale	(94,773)	(23,850)	(4,179)
Proceeds from the Sale of Loans Held-for-Sale	87,729	24,538	4,426
Net Gains on the Sale of Loans	(3,889)	(622)	(135)
Net (Losses) Gains on the Sale or Write-down of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(161)	882	159
Contributions to Pension & Postretirement Plans	(673)	(675)	(744)
Deferred Income Tax (Expense) Benefit	(2,240)	344	(92)
Shares Issued Under the Directors’ Stock Plan	125	258	205
Stock-Based Compensation Expense	420	391	356
Tax Benefit from Exercise of Stock Options	52	227	240
Net Increase in Other Assets	(2,339)	(12,527)	(1,182)
Net Increase (Decrease) in Other Liabilities	586	10,030	(676)
Net Cash Provided By Operating Activities	42,314	43,944	41,976
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	65,273	—	—
Proceeds from the Maturities and Calls of Securities Available-for-Sale	104,941	96,058	61,807
Purchases of Securities Available-for-Sale	(173,234)	(131,348)	(84,746)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	33,896	41,607	58,978
Purchases of Securities Held-to-Maturity	(7,953)	(4,003)	(7,506)
Net Increase in Loans	(200,554)	(193,460)	(247,569)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	2,478	1,511	1,828
Purchase of Premises and Equipment	(5,132)	(7,785)	(5,103)
Proceeds from the Sale of a Subsidiary, Net	—	—	98
Net Decrease (Increase) in Federal Home Loan Bank Stock	4,968	5,189	(5,557)
Purchase of Bank Owned Life Insurance	(12,000)	—	—
Net Cash Used In Investing Activities	(187,317)	(192,231)	(227,770)
Cash Flows from Financing Activities:
Net Increase in Deposits	618,672	270,470	100,468
Net (Decrease) Increase in Short-Term Federal Home Loan Bank Borrowings	(130,000)	(104,000)	129,000
Net Decrease in Short-Term Borrowings	(33,613)	(3,560)	(10,307)
Federal Home Loan Bank Advances	45,000	—	—
Finance Lease Payments	(37)	(28)	—
Repayments of Federal Home Loan Bank Advances	(30,000)	(15,000)	(10,000)
Purchase of Treasury Stock	(1,578)	(2,469)	(2,098)
Shares Issued for Stock Option Exercises, net	748	1,792	2,255
Shares Issued Under the Employee Stock Purchase Plan	513	493	505
Shares Issued for Dividend Reinvestment Plans	1,808	1,777	1,761
Cash Dividends Paid	(15,740)	(15,206)	(14,389)
Net Cash Provided By Financing Activities	455,773	134,269	197,195
Net Increase (Decrease) in Cash and Cash Equivalents	310,770	(14,018)	11,401
Cash and Cash Equivalents at Beginning of Year	70,221	84,239	72,838
Cash and Cash Equivalents at End of Year	$380,991	$70,221	$84,239

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$13,799	$20,843	$12,212
Income Taxes	10,969	9,931	10,037
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,000	1,810	1,015

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:RISKS AND UNCERTAINTIES

Nature of Operations - Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  The banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National or GFNB) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National or SNB) whose main office is located in Saratoga Springs, New York.  The two banks provide a full range of services to individuals and small to mid-size businesses in northeastern New York State from Albany, the State's capitol, to the Canadian border. Both banks have wealth management departments which provide investment management and administrative services. An active subsidiary of Glens Falls National is Upstate Agency LLC, offering insurance services including property, and casualty insurance, group health insurance and individual life insurance products. North Country Investment Advisers, Inc., a registered investment adviser that provides investment advice to our proprietary mutual funds, and Arrow Properties, Inc., a real estate investment trust, or REIT, are subsidiaries of Glens Falls National. Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

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

Note 2:SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The financial statements of Arrow and its wholly owned subsidiaries are consolidated and all material inter-company transactions have been eliminated.  In the “Parent Company Only” financial statements in Note 21, the investment in wholly owned subsidiaries is carried under the equity method of accounting.  When necessary, prior years’ Consolidated Financial Statements have been reclassified to conform to the current-year financial statement presentation.
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

Segment Reporting - Arrow operations are primarily in the community banking industry, which constitutes Arrow’s only segment for financial reporting purposes.  Arrow provides other services, such as trust administration, retirement plan administration, advice to the Company's proprietary mutual funds and insurance products, but these services do not rise to the quantitative thresholds for separate disclosure.  Arrow operates primarily in the northeastern region of New York State in Warren, Washington, Saratoga, Essex, Clinton, Rensselaer, Albany, and Schenectady counties and surrounding areas.

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

Realized gains and losses are based upon the amortized cost of the specific security sold. A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. To determine whether an impairment is other-than-temporary, all available information relevant to the collectability of the security is considered, including past events, current conditions, and reasonable and supportable forecasts when developing an estimate of cash flows expected to be collected. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. When an other-than-temporary impairment has occurred on a debt security, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the debt security or if it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis less any current-period credit loss. If it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the other-than-temporary impairment is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable income taxes. Investments in Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stock are required for membership in those organizations and are carried at cost since there is no market value available. The FHLB New York continues to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of Federal Reserve Bank and FHLB stock.

Loans and Allowance for Loan Losses - Loans are reported at their principal outstanding balance, net of deferred fees and costs, and unearned income. Arrow has the intent and ability to hold to maturity. Interest income on loans is accrued and credited to income based upon the principal amount outstanding.  Loan fees and costs directly associated with loan originations are deferred and amortized/accreted as an adjustment to yield over the lives of the loans originated.
Arrow originated loans to commercial borrowers under the PPP during 2020. PPP loans have an interest rate of 1% and include an origination and servicing fee as a result of originating these loans. The original term on the PPP loans is two years, however the borrower will have the option to apply for forgiveness. Subsequent to the funding of the loans, additional guidance was provided permitting the term of a PPP loan to be extended to five years if both parties agree to the revised terms. Arrow is recognizing the fees earned over the life of the loan and will accelerate recognition of the fees if the loan is forgiven by the Small Business Administration.
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
The balance of any accrued interest deemed uncollectible at the date the loan is placed on nonaccrual status is reversed, generally against interest income.  A loan is returned to accrual status at the later of the date when the past due status of the loan falls below the threshold for nonaccrual status or management deems that it is likely that the borrower will repay all interest and principal.  For payments received while the loan is on nonaccrual status, Arrow may recognize interest income on a cash basis if the repayment of the remaining principal and accrued interest is deemed likely.
The allowance for loan losses is maintained by charges to operations based upon the Company's best estimate of the probable amount of loans that will not be able to collected based on current information.  Provisions to the allowance for loan losses are offset by actual loan charge-offs (net of any recoveries).  The loan portfolio is evaluated for potential charge-offs on a monthly basis.  In general, automobile and other consumer loans are charged-off when 120 days delinquent.  Residential real estate loans are charged-off when a loss becomes known or based on a new appraisal at the earlier of 180 days past due or repossession.  Commercial and commercial real estate loans are evaluated early in their delinquency status and are charged-off when management concludes that not all principal will be repaid from on-going cash flows or liquidation of collateral. An evaluation of estimated proceeds from the liquidation of the loan’s collateral is compared to the loan carrying amount and a charge to the allowance for loan losses is taken for any deficiency.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in Arrow's market area.  In addition, various Federal regulatory agencies, as an integral part of their examination process, review Arrow's allowance for loan losses. Such agencies may require Arrow to recognize additions to the allowance in future periods, based on their judgments about information available to them at the time of their examination, which may not be currently available to management.
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
The allowance for loan losses on the remaining loans is primarily determined based upon consideration of the historical net loss factor incorporating a rolling average annual twelve quarter look-back period of the respective segment that have occurred within each pool of loans over the loss emergence period (LEP), adjusted as necessary based upon consideration of qualitative considerations impacting the inherent risk of loss in the respective loan portfolios. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is recognized in the financial statements. Since the LEP may change under various economic environments, the LEP calculation is updated on an annual basis. In addition to historical net loss factors, qualitative factors that impact the inherent risk of loss associated with the loan categories within total loan portfolio are evaluated. These include:
•Changes in the volume and severity of past due, nonaccrual and adversely classified loans
•Changes in the nature and volume of the portfolio and in the terms of loans
•Changes in the value of the underlying collateral for collateral dependent loans
•Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating loan losses
•Changes in the quality of the loan review system
•Changes in the experience, ability, and depth of lending management and other relevant staff
•Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio
•The existence and effect of any concentrations of credit, and changes in the level of such concentrations
•The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated loan losses in the existing portfolio or pool
In management’s opinion, the balance of the allowance for loan losses, at each balance sheet date, is sufficient to provide for probable loan losses inherent in the corresponding loan portfolio.

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

Leases - The Company recognizes right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months, and has elected not to separate lease and non-lease components, but accounts for the resulting combined component as a single lease component. The Company also elected to account for short-term leases, those leases with a "lease term" of twelve months or less, as an operating lease. Since the Company has not been able to determine the rate implicit in its leases, the secured borrowing rate from the Federal Home Loan Bank of New York is utilized to determine the lease discount rate. The expected expiration date of each new lease is determined on a lease-by-lease basis based on certain criteria, such as the availability of renewal options in the lease contracts, the amount of leasehold improvements required in addition to the feasibility of growth potential.

Investments in Real Estate Limited Partnerships - These limited partnerships acquire, develop and operate low and moderate-income housing. As a limited partner in these projects, Arrow receives low income housing tax credits and tax deductions for losses incurred by the underlying properties. The proportional amortization method allowed in Accounting Standards Update 2014-01 "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects" is applied. The proportional amortization method permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and to recognize the net investment performance in the income statement as a component of income tax expense.

Investments in Historical Tax Credits - Arrow accounts for historic rehabilitation tax credits using the deferral method of accounting under which the tax benefit generated from an investment tax credit is recorded as a reduction to the GAAP asset basis. Accordingly, Arrow recognized a current tax receivable and a deferred tax asset and corresponding reduction in the basis of Arrow's historic tax credit investment.

Bank-Owned Life Insurance - Arrow has purchased life insurance policies on certain employees, key executives and directors. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Derivative Instruments and Hedging Activities - Arrow enters into interest rate swap agreements that are not designated as hedges for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not present any material exposure to Arrow's consolidated statements of income. Arrow records its interest rate swap agreements at fair value and is presented on a gross basis within other assets and other liabilities on the consolidated balance sheets. Changes in the fair value of assets and liabilities arising from these derivatives are included, net, in other income in the consolidated statement of income.
In addition, Arrow has entered into interest rate swaps to synthetically fix the variable rate interest payments in outstanding subordinated trust securities. These agreements are designated as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings.

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

The carrying amounts of other recognized intangible assets that meet recognition criteria and for which separate accounting records have been maintained (mortgage servicing rights and customer intangibles), have been included in the consolidated balance sheet as “Other Intangible Assets, Net.”
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

Stock-Based Compensation Plans - Arrow has three stock-based compensation plans, which are described more fully in Note 12, Stock Based Compensation.  The Company expenses the grant date fair value of stock options and restricted stock units granted.  For stock options and restricted stock units, the expense is recognized over the vesting period of the grant, typically four years for stock options and three years for restricted stock units, on a straight-line basis. Shares are generally issued from treasury for the exercise of stock options.
Arrow sponsors an Employee Stock Purchase Plan ("ESPP") under which employees may purchase Arrow’s common stock at a 5% discount below market price at the time of purchase. This stock purchase plan is not considered a compensatory plan.
Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed funds from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes required annual payments of principal and interest through 2019.  As the debt was repaid, shares were released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.  At December 31, 2020, there was no outstanding balance remaining on the loans and therefore no remaining unallocated shares. In addition, Arrow makes additional cash contributions to the Plan each year.

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

Earnings Per Share (“EPS”) - Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as Arrow’s stock options), computed using the treasury stock method.  Unallocated common shares held by Arrow’s ESOP are not included in the weighted average number of common shares outstanding for either the basic or diluted EPS calculation.

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
The fair value for loans is disclosed using the "exit price" notion which is a reasonable estimate of what another party might pay in an orderly transaction. Fair values for loans are calculated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, indirect auto and other consumer loans.  Each loan category is further segmented into fixed and adjustable interest rate terms and by performing and nonperforming categories.  The fair value of performing loans is calculated by determining the estimated future cash flow, which is the contractual cash flow adjusted for estimated prepayments. The discount rate is determined by starting with current market yields, and adjusting for a discount spread. The discount spread is applied separately for each loan type based on market information. A liquidity premium is determined for each loan type based on market inefficiencies associated with the sale of a financial instrument. Finally, a credit loss component is determined utilizing the credit loss assumptions used in the allowance for loan and lease loss model.
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

Fair Value Measures - Arrow determines the fair value of financial instruments under the following hierarchy:
•Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•Level 2 – Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
•Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
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

The following accounting standards were adopted in 2020:
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-13 "Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" as part of its disclosure framework, and pursuant to which FASB has eliminated, amended and added disclosure requirements for fair value measurements. For Arrow, the standard became effective, on a prospective basis, on January 1, 2020. The adoption of this change in fair value disclosure did not have a material impact on its financial position or the results of operations in the period subsequent to its adoption.
In August 2018, the FASB issued ASU 2018-14 "Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans" which applies to all companies that provide defined benefit pension or other postretirement benefit plans for their employees. Certain disclosure requirements have been eliminated such as reporting the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next year, and reporting the effects of a one-percentage-point change in the assumed healthcare cost trend rate on the aggregate of the service cost and interest cost components of net periodic benefit cost and on the benefit obligation for postretirement healthcare benefits. New required disclosures for reporting the weighted-average interest rate used to credit cash balance and similar plans that have a promised interest credit, the reasons for significant gains and losses affecting benefit obligations and other requirements for reporting aggregate information related to pension plans. For Arrow, the standard was adopted on December 31, 2020. The adoption of this standard affecting defined benefit plan disclosures did not have a material impact on its financial position or the results of operations.
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

Note 3:CASH AND CASH EQUIVALENTS (Dollars In Thousands)

	2020	2019
Balances at December 31:
Cash and Due From Banks	$42,116	$47,035
Interest-Bearing Deposits at Banks	338,875	23,186
Total Cash and Cash Equivalents	$380,991	$70,221

Supplemental Information:
Total required reserves, including vault cash and Federal Reserve Bank deposits	$—	$35,985
Restricted cash pledged as collateral related to swap agreements and included in Cash and Due From Banks	$500	$—

During 2019 and until March 2020, the Company was required to maintain reserve balances with the Federal Reserve Bank of New York. The required reserve was calculated on a fourteen day average and the amount presented in the table above represents the average for the period that includes December 31, 2019. In March 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent to free up liquidity in the banking industry to support lending to households and businesses.

Note 4.    INVESTMENT SECURITIES (Dollars In Thousands)

The following table is the schedule of Available-For-Sale Securities at December 31, 2020 and 2019:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2020
Available-For-Sale Securities, at Amortized Cost	$65,002	$528	$290,967	$1,000	$357,497
Available-For-Sale Securities, at Fair Value	65,112	528	298,847	800	365,287
Gross Unrealized Gains	184	—	7,934	—	8,118
Gross Unrealized Losses	74	—	54	200	328
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					244,411

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	68	12,223	—	12,291
From 1 - 5 Years	50,002	60	273,808	—	323,870
From 5 - 10 Years	15,000	400	4,936	1,000	21,336
Over 10 Years	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	—	68	12,373	—	12,441
From 1 - 5 Years	50,133	60	281,592	—	331,785
From 5 - 10 Years	14,979	400	4,882	800	21,061
Over 10 Years	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$29,926	$—	$—	$—	$29,926
12 Months or Longer	—	—	4,882	800	5,682
Total	$29,926	$—	$4,882	$800	$35,608
Number of Securities in a Continuous Loss Position	4	—	1	1	6

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$74	$—	$—	$—	$74
12 Months or Longer	—	—	54	200	254
Total	$74	$—	$54	$200	$328

Disaggregated Details:
US Agency Obligations, at Amortized Cost	65,002
US Agency Obligations, at Fair Value	65,112
US Government Agency Securities, at Amortized Cost			$12,696
US Government Agency Securities, at Fair Value			12,683
Government Sponsored Entity Securities, at Amortized Cost			278,271
Government Sponsored Entity Securities, at Fair Value			286,164

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
December 31, 2019
Available-For-Sale Securities, at Amortized Cost	$5,002	$764	$349,944	$1,000	$—	$356,710
Available-For-Sale Securities, at Fair Value	5,054	764	350,716	800	—	357,334
Gross Unrealized Gains	52	—	1,852	—	—	1,904
Gross Unrealized Losses	—	—	1,080	200	—	1,280
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						164,426

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$52,491	$—	$—	$52,491
12 Months or Longer	—	—	97,164	800	—	97,964
Total	$—	$—	$149,655	$800	$—	$150,455
Number of Securities in a Continuous Loss Position	—	—	54	1	—	55

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$317	$—	$—	$317
12 Months or Longer	—	—	763	200	—	963
Total	$—	$—	$1,080	$200	$—	$1,280

Disaggregated Details:
US Agency Obligations, at Amortized Cost	5,002
US Agency Obligations, at Fair Value	5,054
US Government Agency Securities, at Amortized Cost			61,102
US Government Agency Securities, at Fair Value			60,616
Government Sponsored Entity Securities, at Amortized Cost			288,842
Government Sponsored Entity Securities, at Fair Value			290,100

The following table is the schedule of Held-To-Maturity Securities at December 31, 2020 and 2019:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2020
Held-To-Maturity Securities, at Amortized Cost	$192,352	$26,053	$218,405
Held-To-Maturity Securities, at Fair Value	199,429	27,147	226,576
Gross Unrealized Gains	7,080	1,094	8,174
Gross Unrealized Losses	3	—	3
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			211,176

Maturities of Debt Securities, at Amortized Cost:
Within One Year	15,465	3,503	18,968
From 1 - 5 Years	140,380	22,550	162,930
From 5 - 10 Years	35,503	—	35,503
Over 10 Years	1,004	—	1,004

Maturities of Debt Securities, at Fair Value:
Within One Year	15,537	3,590	19,127
From 1 - 5 Years	145,436	23,557	168,993
From 5 - 10 Years	37,435	—	37,435
Over 10 Years	1,021	—	1,021

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,513	$—	$1,513
12 Months or Longer	—	—	—
Total	$1,513	$—	$1,513
Number of Securities in a Continuous Loss Position	4	—	4

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3	$—	$3
12 Months or Longer	—	—	—
Total	$3	$—	$3

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		9,440
US Government Agency Securities, at Fair Value		9,762
Government Sponsored Entity Securities, at Amortized Cost		16,613
Government Sponsored Entity Securities, at Fair Value		17,385

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2019
Held-To-Maturity Securities, at Amortized Cost	$208,243	$36,822	$245,065
Held-To-Maturity Securities, at Fair Value	212,319	37,299	249,618
Gross Unrealized Gains	4,170	477	4,647
Gross Unrealized Losses	94	—	94
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			237,969

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,438	$—	$1,438
12 Months or Longer	1,994	—	1,994
Total	$3,432	$—	$3,432
Number of Securities in a Continuous Loss Position	10	—	10

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$85	$—	$85
12 Months or Longer	9	—	9
Total	$94	$—	$94

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		1,703
US Government Agency Securities, at Fair Value		1,720
Government Sponsored Entity Securities, at Amortized Cost		35,119
Government Sponsored Entity Securities, at Fair Value		35,579

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for December 31, 2020 and December 31, 2019 do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. agency issues, including mortgage-backed securities, are all rated AAA by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to December 31, 2020, there were no securities downgraded below investment grade.
Because Arrow expects to recover the entire cost basis according to the contractual terms of each debt security, there is no current intention to sell any of our temporarily impaired securities, and because it is not more likely than not that it would be required to sell the securities prior to recovery, the impairment is considered temporary.
Pledged securities, in the tables above, are primarily used to collateralize state and municipal deposits, as required under New York State law. A small portion of the pledged securities are used to collateralize repurchase agreements and pooled deposits of our trust customers.

The following table is the schedule of Equity Securities at December 31, 2020 and 2019.

Equity Securities

	December 31,
	2020	2019
Equity Securities, at Fair Value	$1,636	$2,063

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the years ended December 31, 2020 and 2019 :

	December 31,
	2020	2019
Net (Loss) Gain on Equity Securities	$(427)	$289
Less: Net gain (loss) recognized during the reporting period on equity securities sold during the period	—	—
Unrealized net (loss) gain recognized during the reporting period on equity securities still held at the reporting date	$(427)	$289

Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock (at cost)

	December 31,
	2020	2019
Federal Reserve Bank Stock	$1,150	$1,138
Federal Home Loan Bank Stock	4,199	9,179
Total Federal Reserve Bank and Federal Home Loan Bank Stock	$5,349	$10,317

Note 5:LOANS (Dollars In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of December 31, 2020 and December 31, 2019 and an analysis of the recorded investment in loans that are past due at these dates. Loans held-for-sale of $11,085 and $150 as of December 31, 2020, and December 31, 2019, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2020
Loans Past Due 30-59 Days	$102	$—	$4,976	$261	$5,339
Loans Past Due 60-89 Days	113	—	2,713	1,279	4,105
Loans Past Due 90 or More Days	78	1,658	1,379	1,224	4,339
Total Loans Past Due	293	1,658	9,068	2,764	13,783
Current Loans	240,261	570,129	850,700	920,157	2,581,247
Total Loans	$240,554	$571,787	$859,768	$922,921	$2,595,030

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$184	$—	$44	$228
Nonaccrual Loans	78	1,475	1,470	3,010	6,033

December 31, 2019
Loans Past Due 30-59 Days	$150	$—	$5,670	$152	$5,972
Loans Past Due 60-89 Days	42	266	2,700	2,027	5,035
Loans Past Due 90 or more Days	21	326	445	1,807	2,599
Total Loans Past Due	213	592	8,815	3,986	13,606
Current Loans	150,447	509,949	802,383	909,735	2,372,514
Total Loans	$150,660	$510,541	$811,198	$913,721	$2,386,120

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$253	$253
Nonaccrual Loans	81	326	663	2,935	4,005

The Company disaggregates its loan portfolio into the following four categories:

Commercial - The Company offers a variety of loan options to meet the specific needs of our commercial customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion and equipment purchases. Generally, a collateral lien is placed on equipment or other assets owned by the borrower. Generally, these loans carry a higher risk than commercial real estate loans due to the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable and generally have a lower liquidation value than real estate. In the event of default by the borrower, the Company may be required to liquidate collateral at deeply discounted values. To reduce the risk, management usually obtains personal guarantees to support the borrowing, as permitted by applicable law.

Commercial Real Estate - The Company offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are typically secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and both owner and non owner-occupied facilities. These loans are typically less risky than commercial loans, since they are secured by real estate and buildings, and are generally originated in amounts of no more than 80% of the appraised value of the property. However, the Company also offers commercial construction and land development loans to finance projects. Many projects will ultimately be used by the borrowers' businesses, while others are developed for resale. These real estate loans are also typically secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities and both owner-occupied and non-owner-occupied facilities. There is enhanced risk during the construction period, since the loan is secured by an incomplete project. Many of the commercial and commercial real estate loans are in industries that have been heavily impacted by the COVID-19 pandemic. In 2020, Arrow originated $142.7 million of PPP loans.

Consumer Loans - This category is primarily comprised of automobile loans. Arrow primarily finances the purchases of automobiles indirectly through dealer relationships located throughout upstate New York and Vermont. Most automobile loans carry a fixed rate of interest with principal repayment terms typically ranging from three to seven years. Automobile loans are underwritten on a secured basis using the underlying collateral being financed. Arrow also offers a variety of consumer installment loans to finance other personal expenditures. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from one to five years, based upon the nature of the collateral and size of the loan. In addition to installment loans, Arrow also offers personal lines of credit and overdraft protection. Several of these consumer loans are unsecured, which carry a higher risk of loss.

Residential - Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. The Company originates adjustable-rate and fixed-rate one-to-four-family residential real estate loans for the construction, purchase of real estate, or refinancing of an existing mortgage. These loans are collateralized primarily by owner-occupied properties generally located in the Company’s market area. Loans for one-to-four-family residential real estate are generally originated in amounts of no more than 80% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance. Arrow's underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals, and a review of the borrower’s financial condition. Mortgage title insurance and hazard insurance are normally required. It is Arrow's general practice to underwrite residential real estate loans to secondary market standards. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period. In addition, the Company offers fixed home equity loans, as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses. The Company's policy allows for a maximum loan to value ratio of 80%, although periodically higher advances are allowed.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second junior lien position on one-to-four-family residential real estate).  Risk is generally reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

Schedule of Supplemental Loan Information

	2020	2019
Supplemental Information:
Unamortized deferred loan origination costs, net of deferred loan origination fees, included in the above balances	$1,273	$5,181
Overdrawn deposit accounts, included in the above balances	238	2,420
Pledged loans under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank of New York	859,592	731,240
Residential real estate loans serviced for Freddie Mac, not included in the balances above	190,169	139,094

Allowance for Loan Losses

The following table presents a roll forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Rollfoward of the Allowance for Loan Losses for the Year Ended:

December 31, 2019	$1,386	$5,830	$9,408	$4,563	$21,187
Charge-offs	(37)	(5)	(1,898)	(49)	(1,989)
Recoveries	3	—	712	—	715
Provision	821	4,165	3,340	993	9,319
December 31, 2020	$2,173	$9,990	$11,562	$5,507	$29,232

December 31, 2018	$1,218	$5,644	$8,882	$4,452	$20,196
Charge-offs	(12)	(29)	(1,603)	(91)	(1,735)
Recoveries	98	—	549	—	647
Provision	82	215	1,580	202	2,079
December 31, 2019	$1,386	$5,830	$9,408	$4,563	$21,187

December 31, 2017	$1,873	$4,504	$7,604	$4,605	$18,586
Charge-offs	(153)	(17)	(1,246)	(116)	(1,532)
Recoveries	3	12	520	—	535
Provision	(505)	1,145	2,004	(37)	2,607
December 31, 2018	$1,218	$5,644	$8,882	$4,452	$20,196

December 31, 2020
Allowance for loan losses - Loans Individually Evaluated for Impairment	$19	$—	$—	$22	$41
Allowance for loan losses - Loans Collectively Evaluated for Impairment	2,154	9,990	11,562	5,485	29,191
Ending Loan Balance - Individually Evaluated for Impairment	47	1,128	111	1,417	2,703
Ending Loan Balance - Collectively Evaluated for Impairment	240,507	570,659	859,657	921,504	2,592,327

December 31, 2019
Allowance for loan losses - Loans Individually Evaluated for Impairment	$5	$—	$—	$42	$47
Allowance for loan losses - Loans Collectively Evaluated for Impairment	1,381	5,830	9,408	4,521	21,140
Ending Loan Balance - Individually Evaluated for Impairment	35	—	107	959	1,101
Ending Loan Balance - Collectively Evaluated for Impairment	150,625	510,541	811,091	912,762	2,385,019

Through the provision for loan losses, an allowance for loan losses is maintained that reflects Arrow's best estimate of the inherent risk of loss in the Company’s loan portfolio as of the balance sheet date. Additions are made to the allowance for loan losses through a periodic provision for loan losses. Actual loan losses are charged against the allowance for loan losses when loans are deemed uncollectible and recoveries of amounts previously charged off are recorded as credits to the allowance for loan losses.
Loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with certain criticized and classified commercial-related relationships. In addition, the Company's independent internal loan review department performs periodic reviews of the credit quality indicators on individual loans in the commercial loan portfolio.
The Company uses a two-step process to determine the provision for loan losses and the amount of the allowance for loan losses. An evaluation of impaired loans is performed on a quarterly basis. Impaired loans are generally nonaccrual loans over $250 thousand and all troubled debt restructured loans. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral-dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off. In general, Arrow's impaired loans are collateral-dependent impaired loans that have limited exposure or require limited specific reserves because of collateral support with respect to these loans. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.
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
The historical net loss rate is determined for each loan category using a rolling average annual twelve quarter look-back period of the respective segment that have occurred within each pool of loans over the loss emergence period (LEP). While historical net loss experience provides a reasonable starting point for the analysis, historical net losses, or even recent trends in net losses, do not by themselves form a sufficient basis to determine the appropriate level of the allowance for loan losses. Therefore, historical net loss factors are considered and adjusted for qualitative factors that impact the incurred risk of loss associated with the loan categories within the total loan portfolio. These include:
•Changes in the volume and severity of past due, nonaccrual and adversely classified loans
•Changes in the nature and volume of the portfolio and in the terms of loans
•Changes in the value of the underlying collateral for collateral dependent loans
•Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating loan losses
•Changes in the quality of the loan review system
•Changes in the experience, ability, and depth of lending management and other relevant staff
•Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio
•The existence and effect of any concentrations of credit, and changes in the level of such concentrations
•The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated loan losses in the existing portfolio or pool

Loan Credit Quality Indicators

The following table presents the credit quality indicators by loan category at December 31, 2020 and December 31, 2019:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2020
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$229,351	$525,609			$754,960
Special Mention	1,574	16,213			17,787
Substandard	9,629	29,965			39,594
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$858,298	$919,867	1,778,165
Nonperforming			1,470	3,054	4,524

December 31, 2019
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$144,283	$484,267			$628,550
Special Mention	32	263			295
Substandard	6,345	26,011			32,356
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$810,535	$910,533	1,721,068
Nonperforming			663	3,188	3,851

For the purposes of the table above, nonperforming consumer and residential loans are those loans on nonaccrual status or are 90 days or more past due and still accruing interest.
The recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $660 thousand.
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

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded allowance or no recorded allowance:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2020
Recorded Investment:
With No Related Allowance	$—	$1,124	$112	$1,174	$2,410
With a Related Allowance	46	—	—	244	290
Unpaid Principal Balance:
With No Related Allowance	$—	$1,128	$111	$1,174	$2,413
With a Related Allowance	47	—	—	244	291

December 31, 2019
Recorded Investment:
With No Related Allowance	$—	$—	$108	$699	$807
With a Related Allowance	34	—	—	260	294
Unpaid Principal Balance:
With No Related Allowance	$—	$—	$107	$699	$806
With a Related Allowance	35	—	—	260	295

For the Year-To-Date Period Ended:
December 31, 2020
Average Recorded Balance:
With No Related Allowance	$—	$562	$110	$937	$1,609
With a Related Allowance	40	—	—	252	$292
Interest Income Recognized:
With No Related Allowance	$—	$—	$1	$10	$11
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—

December 31, 2019
Average Recorded Balance:
With No Related Allowance	$215	$397	$105	$1,152	$1,869
With a Related Allowance	17	—	—	277	$294
Interest Income Recognized:
With No Related Allowance	$—	$—	$1	$8	$9
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—

December 31, 2018
Average Recorded Balance:
With No Related Allowance	$215	$787	$98	$1,437	$2,537
With a Related Allowance	243	363	—	314	$920
Interest Income Recognized:
With No Related Allowance	$—	$—	$1	$18	$19
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—

At December 31, 2020, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated:

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Year Ended:
December 31, 2020
Number of Loans	1	—	5	—	6
Pre-Modification Outstanding Recorded Investment	$14	$—	$77	$—	$91
Post-Modification Outstanding Recorded Investment	14	—	77	—	91
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—

December 31, 2019
Number of Loans	—	—	6	—	6
Pre-Modification Outstanding Recorded Investment	$—	$—	$68	$—	$68
Post-Modification Outstanding Recorded Investment	—	—	68	—	68
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—

December 31, 2018
Number of Loans	1	—	5	—	6
Pre-Modification Outstanding Recorded Investment	$38	$—	$44	$—	$82
Post-Modification Outstanding Recorded Investment	38	—	44	—	82
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—

In general, prior to the novel coronavirus (COVID-19) pandemic, loans requiring modification were restructured to accommodate the projected cash-flows of the borrower. Such modifications may have involved a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of December 31, 2020 or December 31, 2019. In accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act and ASC Subtopic 310-40, if a qualifying loan modification was made for a borrower as the result of the COVID-19 pandemic, this modification was not considered a troubled debt restructuring (TDR).

Note 6:PREMISES AND EQUIPMENT (Dollars In Thousands)

A summary of premises and equipment at December 31, 2020 and 2019 is presented below:

	2020	2019
Land and Bank Premises	$39,624	$39,342
Equipment, Furniture and Fixtures	33,276	30,529
Leasehold Improvements	4,632	3,758
Total Cost	77,532	73,629
Accumulated Depreciation and Amortization	(39,911)	(38,171)
Net Owned Premises and Equipment	37,621	35,458
Leased Assets (see Note 18)	4,991	5,171
Net Premises and Equipment	$42,612	$40,629

Amounts charged to expense for depreciation totaled $3,080, $2,211 and $1,891 in 2020, 2019 and 2018, respectively.

Note 7:OTHER INTANGIBLE ASSETS (Dollars In Thousands)

The following table presents information on Arrow’s other intangible assets (other than goodwill) as of December 31, 2020, 2019 and 2018:

	Mortgage Servicing Rights[1]	Customer Intangibles[2]	Total
Gross Carrying Amount, December 31, 2020	$2,850	$4,382	$9,479
Accumulated Amortization	(2,018)	(3,264)	(7,529)
Net Carrying Amount, December 31, 2020	$832	$1,118	$1,950
Gross Carrying Amount, December 31, 2019	$2,229	$4,382	$8,858
Accumulated Amortization	(1,913)	(3,037)	(7,197)
Net Carrying Amount, December 31, 2019	$316	$1,345	$1,661

Rollforward of Intangible Assets:
Balance, December 31, 2017	$437	$1,852	$2,289
Intangible Assets Acquired	—	—	—
Intangible Assets Disposed	—	—	—
Amortization of Intangible Assets	(175)	(262)	(437)
Balance, December 31, 2018	262	1,590	1,852
Intangible Assets Acquired	168	—	168
Intangible Assets Disposed	—	—	—
Amortization of Intangible Assets	(114)	(245)	(359)
Balance, December 31, 2019	316	1,345	1,661
Intangible Assets Acquired	621	—	621
Intangible Assets Disposed	—	—	—
Amortization of Intangible Assets	(105)	(227)	(332)
Balance, December 31, 2020	$832	$1,118	$1,950

1 Amortization of mortgage servicing rights is reported in the Consolidated Statements of Income as a reduction of mortgage servicing fee income, which is included with fees for other services to customers.
2 Amortization of customer intangibles are reported in the Consolidated Statements of Income as a component of other operating expense.

The following table presents the remaining estimated annual amortization expense for Arrow's intangible assets as of December 31, 2020:

	Mortgage Servicing Rights	Customer Intangibles	Total
Estimated Annual Amortization Expense:
2021	$181	$211	$392
2022	160	193	353
2023	140	176	316
2024	132	155	287
2025	132	107	239
2026 and beyond	87	276	363
Total	$832	$1,118	$1,950

Note 8:COMMITMENTS AND CONTINGENCIES (Dollars In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of December 31, 2020 and 2019:

Balance at December 31,	2020	2019
Notional Amount:
Commitments to Extend Credit	$399,882	$349,718
Standby Letters of Credit	3,703	3,129
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	28	31

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at December 31, 2020 and 2019 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2020 and 2019 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

Note 9:TIME DEPOSITS (Dollars In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2020:

Year of Maturity	Total Time Deposits
2021	$218,079
2022	21,998
2023	9,686
2024	6,249
2025	3,835
2026 and beyond	17,746
Total	$277,593

Note 10:DEBT (Dollars in Thousands)

Schedule of Short-Term Borrowings:

	2020	2019
Balances at December 31:
Overnight Advances from the Federal Home Loan Bank of New York	$—	$130,000
Securities Sold Under Agreements to Repurchase	17,486	51,099
Total Short-Term Borrowings	$17,486	$181,099

Maximum Borrowing Capacity at December 31:
Federal Funds Purchased	$52,000	$67,000
Federal Home Loan Bank of New York	859,592	731,240
Federal Reserve Bank of New York	610,643	583,369

The securities sold under agreements to repurchase ("repo accounts") shown above represent collateralized borrowings with certain commercial customers located primarily within the Company's service area. All repo accounts at December 31, 2020 and 2019 have overnight maturities. Repo accounts are not covered by federal deposit insurance and are secured by Arrow's own qualified investment securities. The Company retains the right to substitute similar type securities and has the right to withdraw all excess collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. However, as a means of mitigating market risk, the Company maintains excess collateral to cover normal changes in the repurchase liability by monitoring daily usage. At December 31, 2020, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements. Investment securities with a fair value of $19.2 million and $62.4 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2020 and 2019, respectively, and are presented in the table below:

	2020	2019
Balances at December 31:
Mortgage-Backed Securities	19,189	62,372
Total Pledged Collateral for Repo Accounts	$19,189	$62,372

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

Long Term Debt - FHLBNY Term Advances

In addition to overnight advances, Arrow also borrows longer-term funds from the FHLBNY.

Maturity Schedule of FHLBNY Term Advances:

	Balances		Weighted Average Rate

Final Maturity	2020	2019	2020	2019
First Year	$—	$25,000	—%	2.02%
Second Year	5,000	—	1.81%	—%
Third Year	20,000	5,000	1.75%	1.81%
Fourth Year	20,000	—	1.76%	—%
Fifth Year	—	—	—%	—%
Total	$45,000	$30,000	1.77%	1.98%

Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

During 2020, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2020, 2019 and 2018 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income for the three years.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	2020	2019
ACST II
Balance at December 31,	$10,000	$10,000
Period End:
Variable Interest Rate	3.37%	5.25%
Fixed Interest Rate resulting from cash flow hedge agreement	4.00%

ACST III
Balance at December 31,	$10,000	$10,000
Period End:
Variable Interest Rate	2.22%	4.10%
Fixed Interest Rate resulting from cash flow hedge agreement	2.86%

Note 11:COMPREHENSIVE INCOME (LOSS), NET OF TAX (Dollars In Thousands)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018:

Schedule of Comprehensive Income (Loss)
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
2020
Net Unrealized Securities Holding Gains Arising During the Period	$7,129	(1,823)	5,306
Reclassification Adjustment for Securities Losses Included in Net Income	37	(9)	28
Net Unrealized Gains on Cash Flow Swap	651	(166)	485
Net Retirement Plan Losses	(337)	86	(251)
Net Retirement Plan Prior Service Cost	(472)	119	(353)
Amortization of Net Retirement Plan Actuarial Loss	227	(58)	169
Amortization of Net Retirement Plan Prior Service Cost	211	(54)	157
Other Comprehensive Income	$7,446	$(1,905)	$5,541

2019
Net Unrealized Securities Holding Gains Arising During the Period	$5,580	$(1,418)	$4,162
Net Retirement Plan Gains	3,505	(891)	2,614
Amortization of Net Retirement Plan Actuarial Loss	684	(174)	510
Amortization of Net Retirement Plan Actuarial Loss	224	(57)	167
Other Comprehensive Income	$9,993	$(2,540)	$7,453

2018
Net Unrealized Securities Holding Losses Arising During the Period	$(2,839)	$723	$(2,116)
Net Retirement Plan Losses	(3,798)	965	(2,833)
Net Retirement Plan Prior Service Cost	(453)	115	(338)
Amortization of Net Retirement Plan Actuarial Loss	325	(83)	242
Amortization of Net Retirement Plan Actuarial Loss	108	(28)	80
Other Comprehensive Loss	$(6,657)	$1,692	$(4,965)

    The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized		Defined Benefit Plan Items
	Gains and	Unrealized
	Losses on	Gain On	Net	Net Prior
	Available-for-	Cash Flow	Actuarial	Service
	Sale Securities	Swap	Gain (Loss)	(Cost ) Credit	Total
For the Year-To-Date periods ended:

December 31, 2019	$465	$—	$(5,847)	$(975)	$(6,357)
Other comprehensive income (loss) before reclassifications	5,306	485	(251)	(353)	5,187
Amounts reclassified from accumulated other comprehensive income	28		169	157	354
Net current-period other comprehensive income (loss)	5,334	485	(82)	(196)	5,541
December 31, 2020	$5,799	$485	$(5,929)	$(1,171)	$(816)

December 31, 2018	$(3,697)	$—	$(8,971)	$(1,142)	$(13,810)
Other comprehensive income before reclassifications	4,162	—	2,614	—	6,776
Amounts reclassified from accumulated other comprehensive income	—	—	510	167	677
Net current-period other comprehensive income	4,162	—	3,124	167	7,453
December 31, 2019	$465	$—	$(5,847)	$(975)	$(6,357)

December 31, 2017	$(1,250)	$—	$(6,380)	$(884)	$(8,514)
Other comprehensive loss before reclassifications	(2,116)	—	(2,833)	(338)	(5,287)
Amounts reclassified from accumulated other comprehensive loss	—	—	242	80	322
Net current-period other comprehensive loss	(2,116)	—	(2,591)	(258)	(4,965)
Amounts reclassified from accumulated other comprehensive loss	(331)	—	—	—	(331)
December 31, 2018	$(3,697)	$—	$(8,971)	$(1,142)	$(13,810)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

December 31, 2020
Unrealized gains and losses on available-for-sale securities	$(37)		Loss on Securities Transactions, Net
	(37)		Total before tax
	9		Provision for Income Taxes
	$(28)		Net of tax

Amortization of defined benefit pension items
Prior-service credit	$(211)	(2)	Salaries and Employee Benefits
Actuarial Loss	(227)	(2)	Salaries and Employee Benefits
	(438)		Total before tax
	112		Provision for Income Taxes
	$(326)		Net of tax

Total reclassifications for the period	$(354)		Net of tax

December 31, 2019
Unrealized gains and losses on available-for-sale securities	$—		Loss on Securities Transactions, Net
	—		Total before tax
	—		Provision for Income Taxes
	$—		Net of tax

Amortization of defined benefit pension items
Prior-service credit	$(224)	(2)	Salaries and Employee Benefits
Actuarial Loss	(684)	(2)	Salaries and Employee Benefits
	(908)		Total before tax
	231		Provision for Income Taxes
	$(677)		Net of tax

Total reclassifications for the period	$(677)		Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

December 31, 2018
Unrealized gains and losses on available-for-sale securities	$—		Gain on Securities Transactions, Net
	—		Total before tax
	—		Provision for Income Taxes
	$—		Net of tax

Amortization of defined benefit pension items
Prior-service credit	$(108)	(2)	Salaries and Employee Benefits
Actuarial Loss	(325)	(2)	Salaries and Employee Benefits
	(433)		Total before tax
	111		Provision for Income Taxes
	$(322)		Net of tax

Total reclassifications for the period	$(322)		Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see retirement benefit plans footnote for additional details).

Note 12:STOCK BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

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

Shares Available for Grant at Period-End	178,391

Stock Options - Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

The following table summarizes information about stock option activity for the year ended December 31, 2020.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	248,495	$26.78
Granted	52,324	$34.25
Exercised	(33,895)	$22.07
Forfeited	(2,834)	$28.79
Outstanding at December 31, 2020	264,090	$28.84	6.48	$285
Vested at Period-End	140,686	$26.06	5.01	$542
Expected to Vest	123,404	$32.01	8.17	$—

The following is the Schedule of Stock Options Granted Under the Long Term Incentive Plan by Exercise Price Range.

	Exercise Price Ranges
	$19.70 to $19.73	$20.26 to $20.73	$21.85 to $22.30	$29.89 to $30.01	$33.06	$34.25	Total
Outstanding at December 31, 2020
Number of Stock Options Outstanding	8,477	28,623	36,885	97,537	40,244	52,324	264,090
Weighted-Average Remaining Contractual Life (in years)	1.24	2.29	4.73	7.61	6.07	9.08	6.48
Weighted-Average Exercise Price	$19.72	$20.54	$22.15	$29.95	$33.06	$34.25	$28.83

Vested at December 31, 2020
Number of Stock Options Outstanding	8,477	28,623	36,885	36,032	30,669	—	140,686
Weighted-Average Remaining Contractual Life (in years)	1.24	2.29	4.73	7.44	6.07	0	5.01
Weighted-Average Exercise Price	$19.72	$20.54	$22.15	$29.97	$33.06	$—	$26.06

    The following is the Schedule of Other Information on Stock Options Granted.

	2020	2019	2018
Stock Options Granted	52,324	55,167	56,722
Weighted Average Grant Date Information:
Fair Value of Options Granted	$4.84	$5.42	$5.27
Fair Value Assumptions:
Dividend Yield	2.90%	3.26%	2.98%
Expected Volatility	20.25%	22.58%	21.55%
Risk Free Interest Rate	1.53%	2.63%	2.68%
Expected Lives (in years)	6.68	8.68	6.98

Amount Expensed During the Year	$301	$316	$322
Compensation Costs for Non-vested Awards Not Yet Recognized	440	487	504
Weighted Average Expected Vesting Period, In Years	2.17	2.07	2.74
Proceeds From Stock Options Exercised	$748	$1,792	$2,255
Tax Benefits Related to Stock Options Exercised	52	227	240
Intrinsic Value of Stock Options Exercised	282	1,073	1,552

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

The following table summarizes information about restricted stock unit activity for the year ended December 31, 2020. The Company started granting restricted stock units in 2018.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	7,721	$30.27
Granted	3,942	$34.25
Vested	—	$—
Canceled	—	$—
Non-vested at December 31, 2020	11,663	$31.62

Non-vested at January 1, 2019	3,582	$30.70
Granted	4,139	$29.89
Vested	—	$—
Canceled	—	$—
Non-vested at December 31, 2019	7,721	$30.27

Non-vested at January 1, 2018	—	$—
Granted	3,582	$30.70
Vested	—	$—
Canceled	—	$—
Non-vested at December 31, 2018	3,582	30.70

The following table presents information on the amounts expensed related to Restricted Stock Units awarded pursuant to the Long Term Incentive Plan for the year ended December 31, 2020.

	2020	2019	2018
Amount Expensed During the Year	$119	$75	$34
Compensation Costs for Non-vested Awards Not Yet Recognized	141	126	76

Employee Stock Purchase Plan

Arrow sponsors an ESPP under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

Employee Stock Ownership Plan

Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed funds from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes required annual payments of principal and interest through 2019.  As the debt was repaid, shares were released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.  At December 31, 2020, there was no outstanding balance remaining on the loans and therefore no remaining unallocated shares. In addition, the Company makes additional cash contributions to the Plan each year.

Schedule of ESOP Compensation Expense

	2020	2019	2018
ESOP Compensation Expense	$1,619	$1,368	$1,400

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
Arrow has multiple non-pension postretirement benefit plans.  The health care, dental and life insurance plans are contributory, with participants’ contributions adjusted annually.  Arrow’s policy is to fund the cost of postretirement benefits based on the current cost of the underlying policies.  However, the health care plan provision allows for grandfathered participants to receive automatic increases of Company contributions each year based on the increase in inflation and limited to a maximum of 5%.
As of December 31, 2020, Arrow uses the sex-distinct amount-weighted Pri-2012 mortality tables for employees, healthy annuitants and contingent survivors, adjusted for mortality improvements with the Scale MP-2020 mortality improvement scale on a generational basis for the Pension Plan and the sex-distinct amount-weighted White Collar tables for employees and healthy annuitants, adjusted for mortality improvements with the scale MP-2020 mortality improvement scale on a generational basis for the Select Executive Retirement Plan. As of December 31, 2020, Arrow updated its mortality assumption used for the Postretirement Plan to the sex-distinct Pri.H-2012 headcount-weighted mortality tables for employees and healthy annuitants, adjusted for mortality improvements with the Scale MP-2020 mortality improvement scale on a generational basis. The change in mortality tables resulted in a decrease in liabilities for the Employees' Pension Plan, the Select Executive Retirement Plan and the Postretirement Benefit Plan.
The interest rates used in determining the present value of a lump sum payment/annuitizing cash balance accounts were changed to the segment rates in effect for the January 1, 2020 plan year (0.53%,2.31%, 3.09%) as of December 31, 2020.
Effective January 1, 2021, Glens Falls National Bank and Trust Company amended the Arrow Financial Corporation Employees' Pension Plan. The plan change was adopted January 1, 2021 and the amendment was valued as of December 31, 2020. The plan amendment is the following:
Effective January 1, 2021, the benefit payable to or on behalf of each participant:
•whose employment with the Employer (or any predecessor Employer, except as noted below) terminated on or before January 1, 2016;
•who satisfied the requirements for early, normal, or late retirement as of such termination;
•who never participated in the United Vermont Bancorporation Plan and;
•who is, or whose Beneficiary is, receiving monthly benefit payments from the Plan as of January 1, 2021 (including a Participant or Beneficiary who shall commence receiving benefits from the Plan as of January 1, 2021), shall be increased by three percent (3%).
The foregoing increase shall be applied to the monthly benefit actually payable to the Participant, or to the Participant's Beneficiary, as of January 1, 2021, determined after all applicable adjustments, regardless of whether such benefit had been determined under the Company's plan or the plan of a predecessor employer that had been merged into the Plan.
The plan amendment caused a $351,638 increase in the Projected Benefit Obligation creating a positive service cost which will be amortized over 9.70 years (the average expected future service of active plan participants.)
Effective January 1, 2021, Glens Falls National Bank and Trust Company amended the Arrow Financial Corporation Employees' Select Executive Retirement Plan. The plan change was adopted January 1, 2021 and the amendment was valued as of December 31, 2020. The plan amendment provides a special adjustment to the monthly benefit payment for certain retirees. The plan amendment caused a $122,797 increase in the Projected Benefit Obligation creating a positive prior service cost which will be amortized over 12.5 years.

The following tables set forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Defined Benefit Plan Funded Status
December 31, 2020
Fair Value of Plan Assets	$59,837	$—	$—
Benefit Obligation	44,877	5,820	9,028
Funded Status of Plan	$14,960	$(5,820)	$(9,028)

December 31, 2019
Fair Value of Plan Assets	$57,051	$—	$—
Benefit Obligation	42,322	5,194	8,652
Funded Status of Plan	$14,729	$(5,194)	$(8,652)

Change in Benefit Obligation
Benefit Obligation, at January 1, 2020	$42,322	$5,194	$8,652
Service Cost [1]	1,663	408	123
Interest Cost [2]	1,544	192	310
Plan Participants' Contributions	—	—	454
Amendments	352	122	—
Actuarial Loss	2,901	369	151
Benefits Paid	(3,905)	(465)	(662)
Benefit Obligation, at December 31, 2020	$44,877	$5,820	$9,028

Benefit Obligation, at January 1, 2019	$38,069	$4,710	$7,706
Service Cost [1]	1,527	324	121
Interest Cost [2]	1,765	217	364
Plan Participants' Contributions	—	—	485
Actuarial Loss	2,960	409	670
Benefits Paid	(1,999)	(466)	(694)
Benefit Obligation, at December 31, 2019	$42,322	$5,194	$8,652

Change in Fair Value of Plan Assets
Fair Value of Plan Assets, at January 1, 2020	$57,051	$—	$—
Actual Return on Plan Assets	6,691	—	—
Employer Contributions	—	465	208
Plan Participants' Contributions	—	—	454
Benefits Paid	(3,905)	(465)	(662)
Fair Value of Plan Assets, at December 31, 2020	$59,837	$—	$—

Fair Value of Plan Assets, at January 1, 2019	$48,445	$—	$—
Actual Return on Plan Assets	10,605	—	—
Employer Contributions	—	466	209
Plan Participants' Contributions	—	—	485
Benefits Paid	(1,999)	(466)	(694)
Fair Value of Plan Assets, at December 31, 2019	$57,051	$—	$—

Accumulated Benefit Obligation at December 31, 2020	$44,613	$5,740	$9,028

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Amounts Recognized in the Consolidated Balance Sheets
December 31, 2020
Prepaid Pension Asset	$14,960	$—	—
Accrued Benefit Liability	—	(5,820)	(9,028)
Net Benefit Recognized	$14,960	$(5,820)	$(9,028)

December 31, 2019
Prepaid Pension Asset	$14,729	$—	—
Accrued Benefit Liability	—	(5,194)	(8,652)
Net Benefit Recognized	$14,729	$(5,194)	$(8,652)

Amounts Recognized in Other Comprehensive Income (Loss)
For the Year Ended December 31, 2020
Net Unamortized (Gain) Loss Arising During the Period	$(182)	$368	$151
Net Prior Service Cost Arising During the Period	349	123	—
Amortization of Net Loss	(81)	(146)	—
Amortization of Prior Service Credit	(63)	(42)	(106)
Total Other Comprehensive Income for Pension and Other Postretirement Benefit Plans	$23	$303	$45

For the Year Ended December 31, 2019
Net Unamortized (Gain) Loss Arising During the Period	$(4,584)	$409	$670
Amortization of Net (Loss) Gain	(613)	(113)	42
Amortization of Prior Service Cost	(69)	(54)	(101)
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$(5,266)	$242	$611

For the Year Ended December 31, 2018
Net Unamortized Loss (Gain) Arising During the Period	$4,480	$(17)	$(665)
Net Prior Service Cost Arising During the Period	—	—	453
Amortization of Net Gain	(194)	(131)	—
Amortization of Prior Service Credit (Cost)	49	(57)	(100)
Total Other Comprehensive Income (Loss) for Pension and Other Postretirement Benefit Plans	$4,335	$(205)	$(312)

Accumulated Other Comprehensive Income
December 31, 2020
Net Actuarial Loss (Gains)	$5,482	$2,497	$(30)
Prior Service Cost	533	459	578
Total Accumulated Other Comprehensive Income, Before Tax	$6,015	$2,956	$548

December 31, 2019
Net Actuarial Loss (Gain)	$5,745	$2,275	$(181)
Prior Service Cost	244	378	685
Total Accumulated Other Comprehensive Income, Before Tax	$5,989	$2,653	$504
Amounts that will be Amortized from Accumulated Other Comprehensive Income the Next Year
Net Actuarial Loss	$—	$153	$30
Prior Service Cost	$78	$48	$106

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Net Periodic Benefit Cost
For the Year Ended December 31, 2020
Service Cost [1]	$1,663	$408	$123
Interest Cost [2]	1,544	192	310
Expected Return on Plan Assets [2]	(3,608)	—	—
Amortization of Prior Service Cost [2]	63	42	106
Amortization of Net Loss [2]	81	146	—
Net Periodic Benefit Cost	$(257)	$788	$539

For the Year Ended December 31, 2019
Service Cost [1]	$1,527	$324	$121
Interest Cost [2]	1,765	217	364
Expected Return on Plan Assets [2]	(3,060)	—	—
Amortization of Prior Service Cost [2]	69	54	101
Amortization of Net Loss [2]	613	113	(42)
Net Periodic Benefit Cost	$914	$708	$544

For the Year Ended December 31, 2018
Service Cost [1]	$1,557	$414	$136
Interest Cost [2]	1,598	192	333
Expected Return on Plan Assets [2]	(3,362)	—	—
Amortization of Prior Service (Credit) Cost [2]	(49)	57	100
Amortization of Net Loss [2]	194	131	—
Net Periodic Benefit (Credit) Cost	$(62)	$794	$569

Weighted-Average Assumptions Used in Calculating Benefit Obligation
December 31, 2020
Discount Rate	3.14%	3.19%	3.17%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%
Interest Rates segments to Annuitize Cash Balance Account (Segment 1, Segment 2 and Segment 3, respectively)	0.53%, 2.31% and 3.09%	0.53%, 2.31% and 3.09%
Interest Rates to Convert Annuities to Actuarially Equivalent Lump Sum Amounts (Segment 1, Segment 2 and Segment 3, respectively)	0.53%,2.31% and 3.09%	0.53%, 2.31% and 3.09%

December 31, 2019
Discount Rate	3.72%	3.75%	3.76%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Weighted-Average Assumptions Used in Calculating Net Periodic Benefit Cost
December 31, 2020
Discount Rate	3.72%	3.75%	3.76%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%
Interest Rates to Annuitize Cash Balance Account (Segment 1, Segment 2, and Segment 3, respectively)	0.53%, 2.31% and 3.09%	0.53%, 2.31% and 3.09%
Interest Rates to Convert Annuities to Actuarially Equivalent Lump Sum Amounts (Segment 1, Segment 2 and Segment 3, respectively)	0.53%, 2.31% and 3.09%	0.53%, 2.31% and 3.09%

December 31, 2019
Discount Rate	4.81%	4.80%	4.81%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%

December 31, 2018
Discount Rate	4.24%	4.18%	4.22%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%

Footnotes:
1.Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2.Included in Other Operating Expense on the Consolidated Statements of Income

Schedule of Defined Benefit Plan Disclosures
Information about Defined Benefit Plan Assets - Employees' Pension Plan

Fair Value Measurements Using:
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percent of Total	Target Allocation Minimum	Target Allocation Maximum
December 31, 2020
Cash	$—	$—	$—	$—	—%	—%	15.0%
Interest-Bearing Money Market Fund	1,124	—	—	1,124	1.9%	—%	15.0%
Arrow Common Stock[1]	5,332	—	—	5,332	8.9%	—%	10.0%
North Country Funds - Equity [2]	25,741	—	—	25,741	43.0%
Other Mutual Funds - Equity	17,336	—	—	17,336	29.0%
Total Equity Funds	43,077	—	—	43,077	72.0%	55.0%	85.0%
North Country Funds - Fixed income [2]	8,534	—	—	8,534	14.3%
Other Mutual Funds - Fixed Income	805	—	—	805	1.3%
Total Fixed Income Funds	9,339	—	—	9,339	15.6%	10.0%	30.0%
Alternative ETF	965	—	—	965	1.6%	—%	20.0%
Total	$59,837	$—	$—	$59,837	100.0%

December 31, 2019
Cash	$—	$—	$—	$—	—%	—%	15.0%
Interest-Bearing Money Market Fund	2,742	—	—	2,742	4.8%	—%	15.0%
Arrow Common Stock[1]	6,542	—	—	6,542	11.5%	—%	10.0%
North Country Funds - Equity [2]	21,209	—	—	21,209	37.2%
Other Mutual Funds - Equity	15,868	—	—	15,868	27.8%
Total Equity Funds	37,077	—	—	37,077	65.0%	55.0%	85.0%
North Country Funds - Fixed income [2]	8,692	—	—	8,692	15.2%
Other Mutual Funds - Fixed Income	793	—	—	793	1.4%
Total Fixed Income Funds	9,485	—	—	9,485	16.6%	10.0%	30.0%
Alternative ETF	1,205	—	—	1,205	2.1%	—%	20.0%
Total	$57,051	$—	$—	$57,051	100.0%

Footnotes:
1 Payment for the acquisition of Arrow Financial Corporation common stock was under 10% of the total fair value of the employee's pension plan assets at the time of acquisition.
2 The North Country Funds - Equity and the North Country Funds - Fixed Income are publicly traded mutual funds advised by Arrow's subsidiary, North Country Investment Advisers, Inc.

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Expected Future Benefit Payments
2021	$2,739	$453	$694
2022	2,604	433	684
2023	3,235	412	664
2024	3,068	580	663
2025	3,417	559	675
2026 - 2030	15,146	2,476	3,280

Estimated Contributions During 2021	$—	$453	$694

Assumed Health Care Cost Trend Rates
December 31, 2020
Health Care Cost Trend Rate Assumed for Next Year			7.00%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			3.78%
Year that the Rate Reaches the Ultimate Trend Rate			2075

December 31, 2019
Health Care Cost Trend Rate Assumed for Next Year			6.75%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			3.78%
Year that the Rate Reaches the Ultimate Trend Rate			2075

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
Cash Flows - We were not required to and we did not make any contribution to our qualified pension plan in 2020.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.

Note 14:OTHER EXPENSES (Dollars In Thousands)

Other operating expenses included in the Consolidated Statements of Income are as follows:

	2020	2019	2018
Legal and Other Professional Fees	2,516	2,469	$2,460
Postage and Courier	957	1,051	982
Advertising and Promotion	1,140	1,236	1,083
Stationery and Printing	713	834	782
Intangible Asset Amortization	227	245	262
All Other	3,411	4,595	3,507
Total Other Operating Expense	$8,964	$10,430	$9,076

Note 15:INCOME TAXES (Dollars In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2020	2019	2018
Federal	$10,791	$7,706	$7,668
State	2,485	1,550	1,450
Total Current Tax Expense	13,276	9,256	9,118
Deferred Tax Expense (Benefit):
Federal	(1,569)	427	(40)
State	(671)	(83)	(52)
Total Deferred Tax Expense (Benefit)	(2,240)	344	(92)

Total Provision for Income Taxes	$11,036	$9,600	$9,026

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 21% to pre-tax income as a result of the following:

	2020	2019	2018
Statutory Federal Tax Rate	21.0%	21.0%	21.0%
Increase (Decrease) Resulting From:
Tax-Exempt Income	(2.1)	(2.7)	(3.1)
Nondeductible Interest Expense	0.1	0.2	0.1
State Taxes, Net of Federal Income Tax Benefit	2.6	2.3	2.4
Tax benefit from stock based compensation	(0.1)	(0.3)	(0.4)
Other Items, Net	(0.2)	(0.1)	(0.1)
Effective Tax Rate	21.3%	20.4%	19.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below:

	2020	2019
Deferred Tax Assets:
Allowance for Loan Losses	$7,472	$5,383
Lease liabilities	2,717	2,787
Pension and Deferred Compensation Plans	3,149	2,923
Pension Liability Included in Accumulated Other Comprehensive Income	2,439	2,329
Historic Tax Credit	1,394	—
Other	385	352
Total Gross Deferred Tax Assets	17,556	13,774
Valuation Allowance for Deferred Tax Assets	—	—
Total Gross Deferred Tax Assets, Net of Valuation Allowance	$17,556	$13,774
Deferred Tax Liabilities:
Pension Plans	$5,368	$5,270
Depreciation	3,018	1,943
ROU assets	2,638	2,748
Deferred Income	2,327	3,215
Net Unrealized Gains on Equity Securities	132	240
Net Unrealized Gains on Securities Available-for-Sale Included in Accumulated Other Comprehensive Income	1,991	160
Goodwill	3,474	3,502
Gain on Cash Flow Hedge Agreements	166	$—
Total Gross Deferred Tax Liabilities	$19,114	$17,078

Deferred Tax Liability, Net	$1,558	$3,304

Management believes that the realization of the recognized gross deferred tax assets at December 31, 2020 and 2019 is more likely than not, based on historic earnings and expectations as to future taxable income.
Interest and penalties are recorded as a component of the provision for income taxes, if any.  There are no current examinations of our Federal or state income tax returns, nor have we been notified of any upcoming examinations. Tax years 2017 through 2020 are subject to Federal and New York State examination. Management annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2020.

Note 16: EARNINGS PER SHARE (Dollars In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for each of the years in the three-year period ended December 31, 2020.  All share and per share amounts have been adjusted for the September 25, 2020 3% stock dividend.

Earnings Per Share
	Year-to-Date Period Ended:
	12/31/2020	12/31/2019	12/31/2018
Earnings Per Share - Basic:
Net Income	$40,827	$37,475	$36,279
Weighted Average Shares - Basic	15,465	15,388	15,285
Earnings Per Share - Basic	$2.64	$2.44	$2.37

Earnings Per Share - Diluted:
Net Income	$40,827	$37,475	$36,279
Weighted Average Shares - Basic	15,465	15,388	15,285
Dilutive Average Shares Attributable to Stock Options	14	45	85
Weighted Average Shares - Diluted	15,479	15,433	15,370
Earnings Per Share - Diluted	$2.64	$2.43	$2.36

Note 17:FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at December 31, 2020 and 2019 were securities available-for-sale, equity securities and derivatives.  Arrow held no securities or liabilities for trading on such dates.  For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 2, Summary of Significant Accounting Policies.

The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
	Fair Value Measurements at Reporting Date Using:
Fair Value of Assets and Liabilities Measured on a Recurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$65,112	$—	$65,112	$—
State and Municipal Obligations	528	—	528	—
Mortgage-Backed Securities	298,847	—	298,847	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	365,287	—	365,287	$—
Equity Securities	1,636	—	1,636	—
Total Securities Measured on a Recurring Basis	366,923	—	366,923	—
Derivatives, included in other assets	5,080	—	5,080	—
Total Measured on a Recurring Basis	$372,003	$—	$372,003	$—
Liabilities:
Derivatives, included in other liabilities	$5,080	$—	$5,080	$—
Total Measured on a Recurring Basis	$5,080	$—	$5,080	$—
December 31, 2019
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$5,054	$—	$5,054	$—
State and Municipal Obligations	764	—	764	—
Mortgage-Backed Securities	350,716	—	350,716	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	357,334	—	357,334	—
Equity Securities	2,063	—	2,063	—
Total Securities Measured on a Recurring Basis	359,397	—	359,397	—
Derivatives, included in other assets	69	—	69	—
Total Measured on a Recurring Basis	$359,466	$—	$359,466	$—
Liabilities:
Derivatives, included in other liabilities	$69	$—	$69	$—
Total Measured on a Recurring Basis	$69	$—	$69	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
December 31, 2020
Collateral Dependent Impaired Loans	$594	$—	$—	$594	$—
Other Real Estate Owned and Repossessed Assets, Net	155	—	—	155	—
December 31, 2019
Collateral Dependent Impaired Loans	$285	$—	$—	$285	$—
Other Real Estate Owned and Repossessed Assets, Net	1,261	—	—	1,261	(186)

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

There were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2020 or 2019.

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at December 31, 2020 and 2019.

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
The fair value of time deposits is calculated using the replacement cost of funds approach, which is based on the discounted value of contractual cash flows. The discount rates are estimated using the Federal Home Loan Bank of New York ("FHLBNY") yield curve, which is considered representative of Arrow’s replacement cost of funds. A cash flow is generated separately to represent the functional cost of maintaining each account; this cash flow is discounted to FHLBNY yield curve, in conjunction with the contractual cash flows.
The fair value of all other deposits is equal to the carrying value. The fair value of FHLBNY advances are as calculated by the FHLBNY. The carrying amount of FHLBNY and FRB stock approximates fair value. If the stock was redeemed, the Company will receive an amount equal to the par value of the stock.
The fair value of the outstanding trust preferred securities (Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts) are equal to book value with adjustments for the fair market value of their associated interest rate swaps. The fair value is determined by starting with book value as these outstanding securities have a floating rate coupon that is tied to 3-month LIBOR. Through the use of interest rate swaps, the coupons are synthetically fixed, so an adjustment for market value of swap is applied. The market value of interest rate swaps are provided by a third party counterparty.

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Cash and Cash Equivalents	$380,991	$380,991	$380,991	$—	$—
Securities Available-for-Sale	365,287	365,287	—	365,287	—
Securities Held-to-Maturity	218,405	226,576	—	226,576	—
Equity Securities	1,636	1,636		1,636
Federal Home Loan Bank and Federal Reserve Bank Stock	5,349	5,349	—	5,349	—
Net Loans	2,565,798	2,558,903	—	—	2,558,903
Accrued Interest Receivable	7,495	7,495	—	7,495	—
Derivatives, included in other assets	5,080	5,080	—	5,080	—
Deposits	3,234,726	3,234,387	—	3,234,387	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	17,486	17,486	—	17,486	—
Federal Home Loan Bank Term Advances	45,000	46,474	—	46,474	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	326	326	—	326	—
Derivatives, included in other liabilities	5,080	5,080	—	5,080	—

December 31, 2019
Cash and Cash Equivalents	$70,221	$70,221	$70,221	$—	$—
Securities Available-for-Sale	357,334	357,334	—	357,334	—
Securities Held-to-Maturity	245,065	249,618	—	249,618	—
Equity Securities	2,063	2,063		2,063
Federal Home Loan Bank and Federal Reserve Bank Stock	10,317	10,317	—	10,317	—
Net Loans	2,364,933	2,332,797	—	—	2,332,797
Accrued Interest Receivable	7,377	7,377	—	7,377	—
Derivatives, included in other assets	69	69	—	69	—
Deposits	2,616,054	2,614,170	—	2,614,170	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	51,099	51,099	—	51,099	—
Federal Home Loan Bank Overnight Advances	130,000	130,000	—	130,000	—
Federal Home Loan Bank Term Advances	30,000	29,993	—	29,993	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	1,436	1,436	—	1,436	—
Derivatives, included in other liabilities	69	69	—	69	—

Note 18:LEASES (Dollars In Thousands)

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

The following includes quantitative data related to the Company's leases as of and for the twelve months ended December 31, 2020 and December 31, 2019:

		Twelve Months Ended
Finance Lease Amounts:	Classification	December 31, 2020	December 31, 2019
Right-of-Use Assets	Premises and Equipment, Net	$4,991	$5,171
Lease Liabilities	Finance Leases	5,217	5,254

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$5,326	$5,644
Lease Liabilities	Other Liabilities	5,410	5,713

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$196	$99
Operating Outgoing Cash Flows From Operating Leases		778	779
Financing Outgoing Cash Flows From Finance Leases		37	28
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	5,271
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		294	6,266
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		29.17	30.80
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		13.05	13.71
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.28%	3.35%

Lease cost information for the Company's leases is as follows:
	Three Months Ended		Twelve Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Lease Cost:
Finance Lease Cost:
Reduction in the Carrying Amount of Right-of-use assets	$44	$28	$177	$100
Interest on Lease Liabilities	48	28	196	99
Operating Lease Cost	214	218	838	795
Short-term Lease Cost	8	12	40	85
Variable Lease Cost	39	65	204	205
Total Lease Cost	$353	$351	$1,455	$1,284

Future Lease Payments at December 31, 2020 are as follows:
	Operating Leases	Finance Leases
Twelve Months Ended:
12/31/2021	$743	$243
12/31/2022	643	243
12/31/2023	602	243
12/31/2024	580	249
12/31/2025	539	263
Thereafter	3,644	7,800
Total Undiscounted Cash Flows	6,751	9,041
Less: Net Present Value Adjustment	1,341	3,824
Lease Liability	$5,410	$5,217

Note 19.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (In Thousands)

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

Derivatives Not Designated as Hedging Instruments
Arrow enters into interest rate swap agreements with its commercial customers to provide them with a long-term fixed rate, while simultaneously entering into offsetting interest rate swap agreements with a counterparty to swap the fixed rate to a variable rate to manage interest rate exposure.
These interest rate swap agreements are not designated as hedges for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not present any material exposure to Arrow's consolidated statements of income. Arrow records its interest rate swap agreements at fair value and is presented on a gross basis within other assets and other liabilities on the consolidated balance sheets. Changes in the fair value of assets and liabilities arising from these derivatives are included, net, in other income in the consolidated statement of income.

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of the interest rate swap agreements.

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	December 31, 2020	December 31, 2019
Fair value adjustment included in other assets	$5,080	$69
Fair value adjustment included in other liabilities	5,080	69
Notional amount	176,637	44,531

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	December 31, 2020	December 31, 2019
Amount of gain recognized in AOCI	$651	$—
Amount of gain reclassified from AOCI interest expense	—	—

Note 20:REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, Arrow and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered inter-company borrowings and maintenance of reserve requirement balances.
The principal source of the funds for the payment of stockholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2020, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $71.8 million.
Under current Federal Reserve regulations, Arrow is prohibited from borrowing from the subsidiary banks unless such borrowings are secured by specific obligations.  Additionally, the maximum of any such borrowings from any one subsidiary bank (aggregated with all other "covered transactions" between the bank and Arrow) is limited to 10% of that bank’s capital and surplus. Loans and other covered transactions between any one subsidiary bank and all of its affiliates cannot exceed 20% of that bank's capital and surplus.
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
Current quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2020 and 2019, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject. The regulatory capital requirements incorporate a capital concept, the so-called "capital conservation buffer" (set at 2.5%, after full phase-in), which must be added to each of the minimum required risk-based capital ratios (i.e., the minimum CET1 ratio, the minimum Tier 1 risk-based capital ratio and the minimum total risk-based capital ratio). As of January 1, 2019, the capital conservation buffer increased to 2.50% of risk weighted assets.
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
As of December 31, 2020, Arrow and both subsidiary banks qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage, and CET1 risk-based ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories. The actual capital amounts and ratios for Arrow and its subsidiary banks, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), are presented in the table below as of December 31, 2020 and 2019:

	Actual		Minimum Amounts For Capital Adequacy Purposes (including "capital conservation buffer")		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total Capital (to Risk Weighted Assets):
Arrow	$364,988	15.5%	$247,250	10.5%	$235,476	10.0%
Glens Falls National	273,801	15.2%	189,139	10.5%	180,132	10.0%
Saratoga National	78,022	14.2%	57,692	10.5%	54,945	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	335,756	14.2%	200,981	8.5%	189,158	8.0%
Glens Falls National	251,419	13.9%	153,745	8.5%	144,702	8.0%
Saratoga National	71,172	13.0%	46,536	8.5%	43,798	8.0%

	Actual		Minimum Amounts For Capital Adequacy Purposes (including "capital conservation buffer")		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital (to Average Assets):
Arrow	335,756	9.1%	147,585	4.0%	184,481	5.0%
Glens Falls National	251,419	8.7%	115,595	4.0%	144,494	5.0%
Saratoga National	71,172	8.9%	31,987	4.0%	39,984	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	315,696	13.4%	164,916	7.0%	153,136	6.5%
Glens Falls National	251,359	13.9%	126,584	7.0%	117,542	6.5%
Saratoga National	71,172	13.0%	38,323	7.0%	35,586	6.5%

As of December 31, 2019
Total Capital (to Risk Weighted Assets):
Arrow	$330,657	14.8%	$234,588	10.5%	$223,417	10.0%
Glens Falls National	254,438	14.5%	184,248	10.5%	175,474	10.0%
Saratoga National	65,295	13.6%	50,412	10.5%	48,011	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	309,469	13.8%	190,615	8.5%	179,402	8.0%
Glens Falls National	237,546	13.5%	149,566	8.5%	140,768	8.0%
Saratoga National	60,999	12.7%	40,826	8.5%	38,425	8.0%
Tier I Capital (to Average Assets):
Arrow	309,469	10.0%	123,788	4.0%	154,735	5.0%
Glens Falls National	237,546	9.5%	100,019	4.0%	125,024	5.0%
Saratoga National	60,999	9.6%	25,416	4.0%	31,770	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	289,409	12.9%	157,044	7.0%	145,826	6.5%
Glens Falls National	237,486	13.5%	123,141	7.0%	114,345	6.5%
Saratoga National	60,999	12.7%	33,621	7.0%	31,220	6.5%

Note 21:PARENT ONLY FINANCIAL INFORMATION (Dollars In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2020	2019
Interest-Bearing Deposits with Subsidiary Banks	$—	$1,429
Equity Securities	1,636	2,063
Investment in Subsidiaries at Equity	341,958	312,018
Other Assets	13,294	9,365
Total Assets	$356,888	$324,875
LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$20,000	$20,000
Other Liabilities	2,496	3,147
Total Liabilities	22,496	23,147
STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	334,392	301,728
Total Liabilities and Stockholders’ Equity	$356,888	$324,875

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2020	2019	2018
Dividends from Bank Subsidiaries	$17,199	$14,100	$13,300
Interest and Dividends on Investments	49	49	48
Other Income (Including Management Fees)	246	1,006	907
Total Income	17,494	15,155	14,255
Expense:
Interest Expense	746	1,024	976
Other Expense	878	875	1,175
Total Expense	1,624	1,899	2,151
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	15,870	13,256	12,104
Income Tax Benefit	431	466	686
Equity in Undistributed Net Income of Subsidiaries	24,526	23,753	23,489
Net Income	$40,827	$37,475	$36,279

The Statement of Changes in Stockholders’ Equity is not reported because it is identical to the Consolidated Statement of Changes in Stockholders’ Equity.

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net Income	$40,827	$37,475	$36,279
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(24,526)	(23,753)	(23,489)
Shares Issued Under the Directors’ Stock Plan	125	258	205
Changes in Other Assets and Other Liabilities	(3,606)	(1,236)	(918)
Net Cash Provided by Operating Activities	12,820	12,744	12,077
Cash Flows from Financing Activities:
Stock Options Exercised	748	1,792	2,255
Shares Issued Under the Employee Stock Purchase Plan	513	493	505
Shares Issued for Dividend Reinvestment Plans	1,808	1,777	1,761
Purchase of Treasury Stock	(1,578)	(2,469)	(2,097)
Cash Dividends Paid	(15,740)	(15,206)	(14,389)
Net Cash Used in Financing Activities	(14,249)	(13,613)	(11,965)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,429)	(869)	112
Cash and Cash Equivalents at Beginning of the Year	1,429	2,298	2,186
Cash and Cash Equivalents at End of the Year	$—	$1,429	$2,298
Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$746	$1,024	$976

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
Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of December 31, 2020.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control-Integrated Framework and related illustrative documents. We adopted the 2013 framework in 2015. Accordingly, in making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, management used the criteria established in the 2013 framework. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Item 9B. Other Information – None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors, nominees for director, and the committees of the Company's Board is set forth under the captions "Voting Item 1: Election of Directors" and “Corporate Governance” of Arrow's Proxy Statement for its Annual Meeting of Shareholders to be held May 5, 2021 (the Proxy Statement), which sections are incorporated herein by reference. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement under the caption "Delinquent Section 16(a) Reports” and is incorporated herein by reference. Certain required information regarding our Executive Officers is contained in Part I, Item 1.G. of this Report, "Executive Officers of the Registrant." Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com under the link "Corporate Governance" on the header tab "Corporate."

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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

2.  Schedules

All schedules are omitted as the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

3.  Exhibits:

See Exhibit Index on page 119.

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

4.9	Description of the Company's Securities
10.1	2013 Long Term Incentive Plan of the Registrant, incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 20, 2013 as Annex A*
10.2	Profit Sharing Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.6*
10.3
Directors’ Deferred Compensation Plan of the Registrant, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.7*

10.4	Arrow Financial Corporation Directors’ Stock Plan, incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2020, Annex A*

Exhibit Number	Exhibit
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
10.8
Employment Agreement between the Registrant and Thomas J. Murphy, President and Chief Executive Officer, effective February 1, 2021 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 1, 2021, Exhibit 10.1*

10.9
Employment Agreement between the Registrant and Edward J. Campanella, Senior Vice President, Treasurer and Chief Financial Officer, effective February 1, 2021 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 1, 2021, Exhibit 10.2*

10.10
Employment Agreement between the Registrant and David S. DeMarco, Senior Vice President and Chief Banking Officer, effective February 1, 2021 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 1, 2021, Exhibit 10.3*

10.11
Employment Agreement between the Registrant and David D. Kaiser, Senior Vice President, effective February 1, 2021 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 1, 2021, Exhibit 10.4*

10.12
Employment Agreement between the Registrant and Andrew J. Wise, Chief Operating Officer and Senior Vice President, effective February 1, 2021 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 1, 2021, Exhibit 10.5*

10.13
Form of Incentive Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.15*

10.14
Form of Non-Qualified Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.16*

10.15
Form of Non-Qualified Stock Option Certificate (Director Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.17*

10.16
Amendment dated October 18, 2013 to Registrant’s Select Executive Retirement Plan for benefits accrued or vested after December 31, 2004, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.18*

10.17
Restricted Stock Unit Award Agreement between the Registrant and Thomas J. Murphy effective January 30, 2019 incorporated herein by reference from the Registrant's Current Report on Form 10-K, filed March 8, 2019, Exhibit 10.24*

10.18
Amendment dated January 1, 2018 to Registrant's Select Executive Retirement Plan, incorporated herein, by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, Exhibit 10.1*

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

ARROW FINANCIAL CORPORATION

Date:	March 10, 2021	By: /s/ Thomas J. Murphy Thomas J. Murphy President and Chief Executive Officer (Principal Executive Officer)

Date:	March 10, 2021	By: /s/ Edward J. Campanella Edward J. Campanella Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 10, 2021 by the following persons in the capacities indicated.

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