Form 10-Q
period 2021-03-31
ARROW FINANCIAL CORP
filed 2021-05-06
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. __			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2021
Common Stock, par value $1.00 per share	15,553,329

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2021	December 31, 2020	March 31, 2020
ASSETS
Cash and Due From Banks	$45,602	$42,116	$32,525
Interest-Bearing Deposits at Banks	406,605	338,875	106,004
Investment Securities:
Available-for-Sale at Fair Value	464,089	365,287	378,186
Held-to-Maturity (Approximate Fair Value of $221,360 at March 31, 2021; $226,576 at December 31, 2020; and $242,804 at March 31, 2020)	214,561	218,405	238,520
Equity Securities	1,796	1,636	1,689
FHLB and Federal Reserve Bank Stock	5,360	5,349	5,379
Loans	2,639,243	2,595,030	2,414,193
Allowance for Credit Losses	(26,840)	(29,232)	(23,637)
Net Loans	2,612,403	2,565,798	2,390,556
Premises and Equipment, Net	43,057	42,612	40,987
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	2,049	1,950	1,640
Other Assets	86,316	84,735	73,973
Total Assets	$3,903,711	$3,688,636	$3,291,332
LIABILITIES
Noninterest-Bearing Deposits	$751,884	$701,341	$489,151
Interest-Bearing Checking Accounts	992,486	832,434	793,425
Savings Deposits	1,463,229	1,423,358	1,146,683
Time Deposits over $250,000	100,212	123,622	135,854
Other Time Deposits	145,777	153,971	245,892
Total Deposits	3,453,588	3,234,726	2,811,005
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	6,795	17,486	57,909
Federal Home Loan Bank Term Advances	45,000	45,000	50,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	5,205	5,217	5,249
Other Liabilities	30,710	31,815	37,771
Total Liabilities	3,561,298	3,354,244	2,981,934
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at March 31, 2021, December 31, 2020 and March 31, 2020	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (20,194,474 Shares Issued at March 31, 2021 and December 31, 2020 and 19,606,449 at March 31, 2020)	20,194	20,194	19,606
Additional Paid-in Capital	354,358	353,662	336,021
Retained Earnings	51,263	41,899	37,441
Accumulated Other Comprehensive Loss	(3,096)	(816)	(2,412)
Treasury Stock, at Cost (4,651,719 Shares at March 31, 2021; 4,678,736 Shares at December 31, 2020 and 4,624,348 Shares at March 31, 2020)	(80,306)	(80,547)	(81,258)
Total Stockholders’ Equity	342,413	334,392	309,398
Total Liabilities and Stockholders’ Equity	$3,903,711	$3,688,636	$3,291,332
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$25,183	$24,874
Interest on Deposits at Banks	85	124
Interest and Dividends on Investment Securities:
Fully Taxable	1,506	2,193
Exempt from Federal Taxes	920	1,035
Total Interest and Dividend Income	27,694	28,226
INTEREST EXPENSE
Interest-Bearing Checking Accounts	219	487
Savings Deposits	565	2,471
Time Deposits over $250,000	120	533
Other Time Deposits	222	1,000
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	2	22
Federal Home Loan Bank Advances	193	429
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	169	228
Interest on Financing Leases	49	50
Total Interest Expense	1,539	5,220
NET INTEREST INCOME	26,155	23,006
Provision for Credit Losses	(648)	2,772
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	26,803	20,234
NONINTEREST INCOME
Income From Fiduciary Activities	2,378	2,213
Fees for Other Services to Customers	2,609	2,451
Insurance Commissions	1,640	1,632
Net Gain (Loss) on Securities	160	(374)
Net Gain on Sales of Loans	1,415	213
Other Operating Income	406	1,559
Total Noninterest Income	8,608	7,694
NONINTEREST EXPENSE
Salaries and Employee Benefits	11,138	10,383
Occupancy Expenses, Net	1,593	1,449
Technology and Equipment Expense	3,459	3,352
FDIC Assessments	270	219
Other Operating Expense	2,218	2,351
Total Noninterest Expense	18,678	17,754
INCOME BEFORE PROVISION FOR INCOME TAXES	16,733	10,174
Provision for Income Taxes	3,453	2,047
NET INCOME	$13,280	$8,127
Average Shares Outstanding [1]:
Basic	15,528	15,446
Diluted	15,563	15,476
Per Common Share:
Basic Earnings	$0.86	$0.53
Diluted Earnings	0.85	0.53

    1 2020 Share and Per Share Amounts have been restated for the September 25, 2020 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31
	2021	2020
Net Income	$13,280	$8,127
Other Comprehensive (Loss) Income, Net of Tax:
Net Unrealized Securities Holding (Loss) Gain Arising During the Period	(3,812)	4,098
Net Unrealized Gain (Loss) on Cash Flow Hedge Agreements	1,475	(219)
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(20)	—
Amortization of Net Retirement Plan Actuarial Loss	34	27
Amortization of Net Retirement Plan Prior Service Cost	43	39
Other Comprehensive (Loss) Income	(2,280)	3,945
Comprehensive Income	$11,000	$12,072

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Month Period Ended March 31, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	$20,194	$353,662	$41,899	$(816)	$(80,547)	$334,392
Cumulative impact of adoption of ASU 2016-13			120			120
Balance at January 1, 2021 as adjusted for impact of adoption of ASU 2016-13	20,194	353,662	42,019	(816)	(80,547)	334,512
Net Income	—	—	13,280	—	—	13,280
Other Comprehensive Income	—	—	—	(2,280)	—	(2,280)
Cash Dividends Paid, $.260 per Share	—	—	(4,036)	—	—	(4,036)
Stock Options Exercised, Net (6,927 Shares)	—	94	—	—	62	156
Shares Issued Under the Directors’ Stock Plan (3,172 Shares)	—	70	—	—	28	98
Shares Issued Under the Employee Stock Purchase Plan (4,269 Shares)	—	86	—	—	38	124
Shares Issued for Dividend Reinvestment Plans (12,649 Shares)	—	342	—	—	113	455
Stock-Based Compensation Expense	—	104	—	—	—	104
Balance at March 31, 2021	$20,194	$354,358	$51,263	$(3,096)	$(80,306)	$342,413

	Three Month Period Ended March 31, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2019	$19,606	$335,355	$33,218	$(6,357)	$(80,094)	$301,728
Net Income	—	—	8,127	—	—	8,127
Other Comprehensive Income	—	—	—	3,945	—	3,945
Cash Dividends Paid, $.252 per Share [1]	—	—	(3,904)	—	—	(3,904)
Stock Options Exercised, Net (14,282 Shares)	—	199	—	—	144	343
Shares Issued Under the Employee Stock Purchase Plan (3,648 Shares)	—	84	—	—	37	121
Shares Issued for Dividend Reinvestment Plans (16,001 Shares)	—	280	—	—	162	442
Stock-Based Compensation Expense	—	103	—	—	—	103
Purchase of Treasury Stock (50,021 Shares)	—	—	—	—	(1,507)	(1,507)
Balance at March 31, 2020	$19,606	$336,021	$37,441	$(2,412)	$(81,258)	$309,398

1 Cash dividends paid per share have been adjusted for the September 25, 2020 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended March 31,
Cash Flows from Operating Activities:	2021	2020
Net Income	$13,280	$8,127
Provision for Credit Losses	(648)	2,772
Depreciation and Amortization	1,951	1,597
Net (Gain) Loss on Securities Transactions	(160)	374
Loans Originated and Held-for-Sale	(24,037)	(9,322)
Proceeds from the Sale of Loans Held-for-Sale	32,093	7,975
Net Gain on the Sale of Loans	(1,415)	(213)
Net Loss (Gain) on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	90	(91)
Contributions to Retirement Benefit Plans	(146)	(195)
Deferred Income Tax Expense (Benefit)	349	(873)
Shares Issued Under the Directors’ Stock Plan	98	—
Stock-Based Compensation Expense	104	103
Tax Benefit from Exercise of Stock Options	13	28
Net Increase in Other Assets	(3,077)	(5,719)
Net Increase in Other Liabilities	1,624	8,563
Net Cash Provided By Operating Activities	20,119	13,126
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	25,977	17,444
Purchases of Securities Available-for-Sale	(130,481)	(33,201)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	4,291	7,075
Purchases of Securities Held-to-Maturity	(619)	(717)
Net Increase in Loans	(51,866)	(27,317)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	259	781
Purchase of Premises and Equipment	(1,311)	(1,072)
Net (Increase) Decrease in FHLB and Federal Reserve Bank Stock	(11)	4,938
Net Cash Used By Investing Activities	(153,761)	(32,069)
Cash Flows from Financing Activities:
Net Increase in Deposits	218,862	194,951
Net Decrease in Short-Term Federal Home Loan Bank Borrowings	—	(130,000)
Net (Decrease) Increase in Short-Term Borrowings	(10,691)	6,810
Finance Lease Payments	(12)	(5)
Federal Home Loan Bank Advances	—	40,000
Repayments of Federal Home Loan Bank Term Advances	—	(20,000)
Purchase of Treasury Stock	—	(1,507)
Stock Options Exercised, Net	156	343
Shares Issued Under the Employee Stock Purchase Plan	124	121
Shares Issued for Dividend Reinvestment Plans	455	442
Cash Dividends Paid	(4,036)	(3,904)
Net Cash Provided By Financing Activities	204,858	87,251
Net Increase in Cash and Cash Equivalents	71,216	68,308
Cash and Cash Equivalents at Beginning of Period	380,991	70,221
Cash and Cash Equivalents at End of Period	$452,207	$138,529

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$1,626	$5,264
Income Taxes	—	344
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	349	371

See Notes to Unaudited Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow, the Company, we, or us), the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2021, December 31, 2020 and March 31, 2020; the results of operations for the three month periods ended March 31, 2021 and 2020; the consolidated statements of comprehensive income for the three month periods ended March 31, 2021 and 2020; the changes in stockholders' equity for the three month periods ended March 31, 2021 and 2020; and the cash flows for the three month periods ended March 31, 2021 and 2020. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2020 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2020.

Management’s Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Due to the uncertainty regarding the impact of the COVID-19 pandemic, management utilized estimates and assumptions in its evaluation of potential impairment of Arrow's right-of-use lease assets, goodwill and intangible assets. Our most significant estimate is the allowance for credit losses. Other estimates include the fair value of financial statements, evaluation of pension and other post-retirement liabilities, an analysis of a need for a valuation allowance for deferred tax assets and a reserve for unfunded loan commitments recorded as an other liability. Actual results could differ from those estimates.
A material estimate that is particularly susceptible to significant change in the near term is the allowance for credit losses.  In connection with the determination of the allowance for credit losses management obtains economic forecasts from reliable sources and appraisals for properties.  The allowance for credit losses is management’s best estimate of the life of loan losses as of the balance sheet date.  While management uses available information to recognize losses on loans, future adjustments to the allowance for credit losses may be necessary based on changes in economic conditions.

Allowance for Credit Losses – Loans
Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaces the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Loan losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.
Management estimates the allowance balance using relevant available information from internal and external sources related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience provides the basis for the estimation of expected credit losses. Company historical loss experience was supplemented with peer information when there was insufficient loss data for the Company. Peer selection was based on a review of institutions with comparable loss experience as well as loan yield, bank size, portfolio concentration and geography. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in credit concentrations, delinquency level, collateral values and underwriting standards as well as changes in economic conditions or other relevant factors. Management judgment is required at each point in the measurement process.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Upon adoption of CECL, management revised the manner in which loans were pooled for similar risk characteristics. Management developed portfolio segments for estimating loss based on type of borrower and collateral as follows:

Commercial Loans
Commercial Real Estate Loans
Consumer Loans
Residential Loans

Further details related to loan portfolio segments is included in Note 4 Loans.
Historical credit loss experience for both the Company and segment-specific peers provides the basis for the estimation of expected credit losses. The Company utilized regression analyses of peer data, of which the Company is included, where observed credit losses and selected economic factors were utilized to determine suitable loss drivers for modeling lifetime probability of default ("PD") rates. Arrow uses the discounted cash flow ("DCF") method to estimate expected credit losses for the commercial, commercial real estate, and residential segments. For each of these loan segments, Arrow generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, PD, and segment-specific loss given default ("LGD") risk factors. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions.

For the loan segments utilizing the DCF method, (commercial, commercial real estate, and residential) management utilizes externally developed economic forecasts of the following economic factors as loss drivers: national unemployment, gross domestic product and home price index ("HPI"). The economic forecast is applied over a reasonable and supportable forecast period. Arrow utilizes a six quarter reasonable and supportable forecast period with a four quarter reversion to the historic mean on a straight-line basis.
The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An allowance for credit loss is established for the difference between the instrument’s NPV and amortized cost basis. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring (“TDR”) will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by Arrow.
Arrow uses the vintage analysis method to estimate expected credit losses for the consumer loan segment. The vintage method was selected since the loans within the consumer loan segment are homogeneous, not just by risk characteristic, but loan structure. The loss rate is applied to the loan origination amounts. Arrow maintains, over the life of the loan, the loss curve by vintage year. If estimated losses computed by the vintage method need to be adjusted based on current conditions and the reasonable and supportable economic forecast, these adjustments may be incorporated over a six quarter reasonable and supportable forecast period, reverting to historical losses using a straight-line method over a two year period.
The vintage and DCF models also consider the need to qualitatively adjust expected loss estimates for information not already captured in the quantitative loss estimation process. Qualitative considerations include limitations inherent in the quantitative model; trends experienced in nonperforming and delinquent loans; changes in value of underlying collateral; changes in lending policies and procedures; nature and composition of loans; portfolio concentrations that may affect loss experience across one or more components or the portfolio; the experience, ability and depth of lending management and staff; the Company’s credit review system; and the effect of external factors; such as competition, legal and regulatory requirements. These qualitative factor adjustments may increase or decrease the Company's estimate of expected credit losses so that the allowance for credit loss is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.
All loans not included in the vintage analysis method that exceed $250,000 which are on nonaccrual, are evaluated on an individual basis. For collateral dependent financial assets where Arrow has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and Arrow expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, Arrow has elected a practical expedient to measure the allowance for credit loss as the difference between the fair value of the collateral less cost to sell, and the amortized cost basis of the asset as of the measurement date. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operating of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.
Except as set forth below, a loan that has been modified or renewed is considered a TDR when two conditions are met:
•The borrower is experiencing financial difficulty, and
•Concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics.
Arrow's allowance for credit losses reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point it is determined that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required allowance for credit losses. TDRs performing in accordance with their modified contractual terms for a reasonable period of time may be included in Arrow's existing pools based on the underlying risk characteristics of the loan to measure the allowance for credit losses. In accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act and ASC Subtopic 310-40, as extended by the Consolidated Appropriations Act, 2021, if a qualifying loan modification was made for a borrower as the result of the COVID-19 pandemic, this modification was not considered a TDR.

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities
The Company estimates expected credit losses over the contractual period in which the Company has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures recognized in other liabilities, is adjusted as an expense in other noninterest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. Estimating credit losses on unfunded commitments requires the Bank to consider the following categories of off-balance sheet credit exposure: unfunded commitments to extend credit, unfunded lines of credit, and standby letters of credit. Each of these unfunded commitments is then analyzed for a probability of funding to calculate a probable funding amount. The life of loan loss factor by related portfolio segment from the loan allowance for credit loss calculation is then applied to the probable funding amount to calculate the estimated credit losses on off-balance sheet credit exposures recognized as other liabilities.

Allowance for Credit Losses – Held to Maturity ("HTM") Debt Securities
Arrow's HTM debt securities are also required to utilize the CECL approach to estimate expected credit losses. Management measures expected credit losses on HTM debt securities on a collective basis by major security types that share similar risk characteristics, such as financial asset type and collateral type adjusted for current conditions and reasonable and supportable forecasts. Management classifies the HTM portfolio into the following major security types: U.S. government agency or U.S. government sponsored mortgage-backed and collateralized mortgage obligations securities, and state and municipal debt securities.
The mortgage-backed and collateralized mortgage obligations HTM securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, the Company did not record a credit loss for these securities.
State and municipal bonds carry an investment grade from an accredited ratings agency, primarily with an investment grade rating. In addition, the Company has a limited amount of New York state local municipal bonds that are not rated. The estimate of expected credit losses on the HTM portfolio is based on the expected cash flows of each individual CUSIP over its contractual life and utilized a municipal loss forecast model for determining PD and LGD rates. Management may exercise discretion to make adjustments based on environmental factors. A calculated expected credit loss for individual securities was determined using the PD and LGD rates. Arrow determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded.

Allowance for Credit Losses – Available for Sale ("AFS") Debt Securities
The impairment model for AFS debt securities differs from the CECL approach utilized by HTM debt securities since AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Bank first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, in making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, failure of the issuer of the debt security to make scheduled interest or principal payments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. The cash flows are estimated using information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Accrued Interest Receivable
Upon adoption of CECL on January 1, 2021, the Company made the following elections regarding accrued interest receivable: (1) presented accrued interest receivable balances separately within the other assets balance sheet line item; (2) excluded interest receivable that is included in amortized cost of financing receivables from related disclosures requirements and (3) continued the Company's policy to write off accrued interest receivable by reversing interest income. For loans, write off typically occurs upon becoming over 90 to 120 days past due and therefore the amount of such write offs are immaterial. Historically, the Company has not experienced uncollectible accrued interest receivable on investment securities.

The following accounting standards have been adopted in the first three months of 2021:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all related subsequent amendments thereto. ASU 2016-13 introduces new guidance that make substantive changes to the accounting for credit losses. ASU 2016-13 introduces the CECL model, which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. ASU 2016-13 also modifies certain provisions of the current other-than-temporary impairment model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security’s amortized cost basis and its fair value and will be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. ASU 2016-13 also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. ASU 2016-13 requires expanded disclosures including, but not limited to, (1) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management’s estimate and the reasons for those changes, (2) financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (3) a rollforward of the allowance for credit losses for HTM and AFS securities. The standard also changes the accounting for purchased credit-impaired debt securities and loans. ASU 2016-13 was effective for the Company on January 1, 2020. As permitted by the CARES Act, Arrow deferred the adoption of the CECL methodology in determining credit losses until January 1, 2021. Management expects that the CECL model may create more volatility in the level of our allowance for loan losses from quarter to quarter as changes in the level of allowance for loan losses will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality.
Arrow adopted CECL on January 1, 2021 (“Day 1”) using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures recognized as other liabilities. Results for reporting periods beginning after January 1, 2021 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net increase to retained earnings of $120,000 as of January 1, 2021 for the cumulative effect of adopting ASC 326. The transition adjustment includes a $1.3 million decrease to the allowance for credit losses on loans, a $1.1 million increase to the estimated credit losses on off-balance sheet credit exposures recorded as other liabilities, and a $41,000 impact to the deferred tax liability. The Company did not record an allowance for HTM debt securities on January 1, 2021 as the amount of credit risk was deemed immaterial. The Company did not record an allowance for credit losses on its AFS debt securities under the newly codified AFS debt security impairment model, as the majority of these securities are government agency-backed securities for which the risk of loss is minimal. Refer to Note 3 Investment Securities and Note 4 Loans (under the captions "Allowance for Credit Losses" and "Loan Credit Quality Indicators") to the Company’s unaudited interim consolidated financial statements included in this Form 10-Q for more information.
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

Note 2. CASH AND CASH EQUIVALENTS (In Thousands)

The following table is the schedule of Cash and Cash Equivalents at March 31, 2021, December 31, 2020 and March 31, 2020.
	March 31, 2021	December 31, 2020	March 31, 2020
Cash and Due From Banks	$45,602	$42,116	$32,525
Interest-Bearing Deposits at Banks	406,605	338,875	106,004
Total Cash and Cash Equivalents	$452,207	380,991	138,529

Supplemental Information:
Total required reserves, including vault cash and Federal Reserve Bank deposits [1]	$—	$—	$—
Restricted cash pledged as collateral related to swap agreements and included in Cash and Due From Banks	$—	$500	$—

1.
Until March 2020, Arrow was required to maintain reserve balances with the Federal Reserve Bank of New York. In March 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent to free up liquidity in the banking industry to support lending to households and businesses.

Note 3.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at March 31, 2021, December 31, 2020 and March 31, 2020:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
March 31, 2021
Available-For-Sale Securities, at Amortized Cost	$110,001	$508	$349,911	$1,000	$461,420
Gross Unrealized Gains	138	—	6,276	—	6,414
Gross Unrealized Losses	(1,769)	—	(1,776)	(200)	(3,745)
Available-For-Sale Securities, at Fair Value	108,370	508	354,411	800	464,089
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					352,214

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$—	$68	$58	$—	$126
From 1 - 5 Years	65,001	40	289,741	—	354,782
From 5 - 10 Years	45,000	400	60,112	1,000	106,512
Over 10 Years	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$—	$68	$64	$—	$132
From 1 - 5 Years	63,774	40	295,370	—	359,184
From 5 - 10 Years	44,596	400	58,977	800	104,773
Over 10 Years	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$103,231	$—	$120,780	$—	$224,011
12 Months or Longer	—	—	—	800	800
Total	$103,231	$—	$120,780	$800	$224,811
Number of Securities in a Continuous Loss Position	14	—	16	1	31

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1,769	$—	$1,776	$—	$3,545
12 Months or Longer	—	—	—	200	200
Total	$1,769	$—	$1,776	$200	$3,745

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$110,001
US Agency Obligations, at Fair Value	108,370
US Government Agency Securities, at Amortized Cost			$11,582
US Government Agency Securities, at Fair Value			11,658
Government Sponsored Entity Securities, at Amortized Cost			338,329
Government Sponsored Entity Securities, at Fair Value			342,753

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2020
Available-For-Sale Securities, at Amortized Cost	$65,002	$528	$290,967	$1,000	$357,497
Gross Unrealized Gains	184	—	7,934	—	8,118
Gross Unrealized Losses	(74)	—	(54)	(200)	(328)
Available-For-Sale Securities, at Fair Value	65,112	528	298,847	800	365,287
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					244,411

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$29,926	$—	$—	$—	$29,926
12 Months or Longer	—	—	4,882	800	5,682
Total	$29,926	$—	$4,882	$800	$35,608
Number of Securities in a Continuous Loss Position	4	—	1	1	6

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$74	$—	$—	$—	$74
12 Months or Longer	—	—	54	200	254
Total	$74	$—	$54	$200	$328

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$65,002
US Agency Obligations, at Fair Value	65,112
US Government Agency Securities, at Amortized Cost			$12,696
US Government Agency Securities, at Fair Value			12,683
Government Sponsored Entity Securities, at Amortized Cost			278,271
Government Sponsored Entity Securities, at Fair Value			286,164

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
March 31, 2020
Available-For-Sale Securities, at Amortized Cost	$5,002	$723	$365,333	$1,000	$372,058
Gross Unrealized Gains	179	—	7,484	—	7,663
Gross Unrealized Losses	—	—	(1,335)	(200)	(1,535)
Available-For-Sale Securities, at Fair Value	5,181	723	371,482	800	378,186
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					273,124

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$18,846	$—	$18,846
12 Months or Longer	—	—	59,262	800	60,062
Total	$—	$—	$78,108	$800	$78,908
Number of Securities in a Continuous Loss Position	—	—	27	1	28

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$316	$—	$316
12 Months or Longer	—	—	1,019	200	1,219
Total	$—	$—	$1,335	$200	$1,535

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$5,002
US Agency Obligations, at Fair Value	5,181
US Government Agency Securities, at Amortized Cost			$58,089
US Government Agency Securities, at Fair Value			57,091
Government Sponsored Entity Securities, at Amortized Cost			307,244
Government Sponsored Entity Securities, at Fair Value			314,391

At March 31, 2021, there was no allowance for credit losses for the available for sale securities portfolio.

The following table is the schedule of Held-To-Maturity Securities at March 31, 2021, December 31, 2020 and March 31, 2020:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
March 31, 2021
Held-To-Maturity Securities, at Amortized Cost	$191,202	$23,359	$214,561
Gross Unrealized Gains	5,843	956	6,799
Gross Unrealized Losses	—	—	—
Held-To-Maturity Securities, at Fair Value	197,045	24,315	221,360
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			207,595

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$16,513	$1,586	$18,099
From 1 - 5 Years	139,576	21,773	161,349
From 5 - 10 Years	34,110	—	34,110
Over 10 Years	1,003	—	1,003

Maturities of Debt Securities, at Fair Value:
Within One Year	$16,580	$1,639	$18,219
From 1 - 5 Years	143,850	22,676	166,526
From 5 - 10 Years	35,599	—	35,599
Over 10 Years	1,016	—	1,016

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—

Number of Securities in a Continuous Loss Position	—	—	—

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$8,310
US Government Agency Securities, at Fair Value		8,597
Government Sponsored Entity Securities, at Amortized Cost		15,049
Government Sponsored Entity Securities, at Fair Value		15,718

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2020
Held-To-Maturity Securities, at Amortized Cost	$192,352	$26,053	$218,405
Gross Unrealized Gains	7,080	1,094	8,174
Gross Unrealized Losses	(3)	—	(3)
Held-To-Maturity Securities, at Fair Value	199,429	27,147	226,576
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			211,176

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,513	$—	$1,513
12 Months or Longer	—	—	—
Total	$1,513	$—	$1,513
Number of Securities in a Continuous Loss Position	4	—	4

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3	$—	$3
12 Months or Longer	—	—	—
Total	$3	$—	$3

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$9,440
US Government Agency Securities, at Fair Value		9,762
Government Sponsored Entity Securities, at Amortized Cost		16,613
Government Sponsored Entity Securities, at Fair Value		17,385

March 31, 2020
Held-To-Maturity Securities, at Amortized Cost	$204,148	$34,372	$238,520
Gross Unrealized Gains	3,104	1,329	4,433
Gross Unrealized Losses	(149)	—	(149)
Held-To-Maturity Securities, at Fair Value	207,103	35,701	242,804
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			231,539

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$5,625	$—	$5,625
12 Months or Longer	1,867	—	1,867
Total	$7,492	$—	$7,492
Number of Securities in a Continuous Loss Position	16	—	16

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$16	$—	$16
12 Months or Longer	133	—	133
Total	$149	$—	$149

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$1,594
US Government Agency Securities, at Fair Value		1,655
Government Sponsored Entity Securities, at Amortized Cost		32,778
Government Sponsored Entity Securities, at Fair Value		34,046

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for March 31, 2021, December 31, 2020 and March 31, 2020, do not reflect any deterioration of the credit worthiness of the issuing entities.
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at March 31, 2021, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at March 31, 2021 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended March 31, 2021.
Arrow's held to maturity debt securities are comprised of U.S. government agencies, U.S. government-sponsored enterprises or state and municipal obligations. U.S. government agencies and U.S. government-sponsored enterprise securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of March 31, 2021.

The following table is the schedule of Equity Securities at March 31, 2021, December 31, 2020 and March 31, 2020:

Equity Securities

	March 31, 2021	December 31, 2020	March 31, 2020
Equity Securities, at Fair Value	$1,796	$1,636	$1,689

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the three month period ended March 31, 2021 and 2020:

	Quarterly Period Ended:
	March 31, 2021	March 31, 2020
Net Gain (Loss) on Equity Securities	$160	$(374)
Less: Net gain (loss) recognized during the reporting period on equity securities sold during the period	—	—
Unrealized net gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$160	$(374)

Note 4.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of March 31, 2021, and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $4,443, $11,085 and $1,905 as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2021
Loans Past Due 30-59 Days	$63	$143	$2,233	$2,097	$4,536
Loans Past Due 60-89 Days	34	2,723	822	156	3,735
Loans Past Due 90 or more Days	38	1,474	592	1,700	3,804
Total Loans Past Due	135	4,340	3,647	3,953	12,075
Current Loans	288,416	577,167	857,524	904,061	2,627,168
Total Loans	$288,551	$581,507	$861,171	$908,014	$2,639,243

December 31, 2020
Loans Past Due 30-59 Days	$102	$—	$4,976	$261	$5,339
Loans Past Due 60-89 Days	113	—	2,713	1,279	4,105
Loans Past Due 90 or more Days	78	1,658	1,379	1,224	4,339
Total Loans Past Due	293	1,658	9,068	2,764	13,783
Current Loans	240,261	570,129	850,700	920,157	2,581,247
Total Loans	$240,554	$571,787	$859,768	$922,921	$2,595,030

March 31, 2020
Loans Past Due 30-59 Days	$173	$461	$5,636	$1,630	$7,900
Loans Past Due 60-89 Days	70	110	1,451	212	1,843
Loans Past Due 90 or more Days	8	911	549	1,525	2,993
Total Loans Past Due	251	1,482	7,636	3,367	12,736
Current Loans	146,849	524,648	817,073	912,887	2,401,457
Total Loans	$147,100	$526,130	$824,709	$916,254	$2,414,193

Schedule of Non Accrual Loans by Category
		Commercial
March 31, 2021	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$242	$242
Nonaccrual Loans	64	4,364	746	2,913	8,087
Nonaccrual With No Allowance for Credit Loss	64	1,641	746	2,913	5,364
Interest Income on Nonaccrual Loans	—	14	—	—	—

December 31, 2020
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$184	$—	$44	$228
Nonaccrual Loans	78	1,475	1,470	3,010	6,033

March 31, 2020
Loans 90 or More Days Past Due and Still Accruing Interest	$5	$238	$93	$101	$437
Nonaccrual Loans	63	1,445	715	2,720	4,943

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

Consumer Loans - This category is primarily comprised of automobile loans. Arrow primarily finances the purchases of automobiles indirectly through dealer relationships located throughout upstate New York and Vermont. Most automobile loans carry a fixed rate of interest with principal repayment terms typically ranging from three to seven years. Automobile loans are underwritten on a secured basis using the underlying collateral being financed. Arrow also offers a variety of consumer installment loans to finance personal expenditures. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from one to five years, based upon the nature of the collateral and the size of the loan. In addition to installment loans, Arrow also offers personal lines of credit and overdraft protection. Several of these consumer loans are unsecured, which carry a higher risk of loss.

Residential - Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. Arrow originates fixed-rate and adjustable-rate and fixed-rate one-to-four-family residential real estate loans for the construction, purchase real estate or refinancing of an existing mortgage. These loans are collateralized primarily by owner-occupied properties generally located in Arrow's market area. Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 80% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance. Arrow’s underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals, and a review of the borrower’s financial condition. Mortgage title insurance and hazard insurance are normally required. It is Arrow's general practice to underwrite our residential real estate loans to secondary market standards. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period. In addition, the Company offers fixed home equity loans, as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Arrow's policy allows for a maximum loan to value ratio of 80%, although periodically higher advances are allowed.  Arrow originates home equity lines of credit and second mortgage loans (loans secured by a second junior lien position on one-to-four-family residential real estate).  Risk is generally reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2021:

March 31, 2021	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	3,851	3,851
Consumer	—	—	—
Residential	1,156	—	1,156
Total	$1,156	$3,851	$5,007

Allowance for Credit Losses

As previously mentioned in Note 1 Accounting Policies, Arrow's January 1, 2021 adoption of CECL resulted in a significant change to the methodology for estimating the allowance for credit losses as compared to December 31, 2020.
The Day 1 decrease in the allowance for credit loss on loans relating to adoption of ASU 2016-13 was $1.3 million. The Company made a policy election to report accrued interest receivable in the other assets line item on the balance sheet. Accrued interest receivable on loans totaled $6.1 million at March 31, 2021 and was excluded from the estimate of credit losses.
Loan segments were selected by class code and application code to ensure each segment is comprised of loans with homogenous loan characteristics and similar risk profiles. The resulting loan segments are commercial, commercial real estate, consumer and residential real estate loans. The consumer segment is mainly comprised of automobile loans, and since they are relatively short-term in nature, with similar dollar amounts and collateral, the vintage analysis method was selected to determine the credit loss reserve. The vintage method utilizes Arrow loan data exclusively as the method calculates a loss rate based on the total origination balance of the loans by year and the charge-off and recovery rate of the same origination year. Arrow maintains, over the life of the loan, the loss curve by vintage year. The discounted cash flow method (DCF) is used to calculate the reserve for credit losses for the commercial, commercial real estate and residential real estate segments. Please see Note 1 for a full explanation.
The Day 1 and March 31, 2021 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflected economic improvement with a reduction of approximately 1% in the national unemployment rate during the six quarter forecast period, while forecasted gross domestic product peaked in the second quarter of 2021 and remained more favorable for the remainder of the forecast period as compared to the economic forecast used for the Day 1 adoption. The home price index forecast improved significantly in the second and third quarters of 2021 and remained more favorable as compared to the economic forecast used for the Day 1 adoption. The improved economic forecast at March 31, 2021, resulted in a net decrease in the allowance for credit losses of $1.1 million, including the increases due to the increase in loan volume. Management evaluated the results of the quantitative model and determined that qualitative factor adjustments were necessary to reflect the expected life of loss for Arrow's loan portfolio. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of March 31, 2021.

The following table details activity in the allowance for credit losses on loans for the three months ended March 31, 2021 and March 31, 2020. Arrow adopted ASU 2016-13 on January 1, 2021. Results for the periods beginning after January 1, 2021 are presented under ASC 326 and prior periods continue to be reported in accordance with previously applicable US GAAP.

Allowance for Credit Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Rollforward of the Allowance for Credit Losses for the Quarterly Period:
December 31, 2020	$2,173	$9,990	$11,562	$5,507	$29,232
Impact of ASU 2016-13	2,084	2,064	(9,383)	3,935	(1,300)
Balance as of January 1, 2021 as adjusted for ASU 2016-13	4,257	12,054	2,179	9,442	27,932
Charge-offs	(3)	—	(627)	(3)	(633)
Recoveries	—	—	189	—	189
Provision	43	(110)	688	(1,269)	(648)
March 31, 2021	$4,297	$11,944	$2,429	$8,170	$26,840

Allowance for Loan Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Rollforward of the Allowance for Loan Losses for the Quarterly Period:
December 31, 2019	$1,386	$5,830	$9,408	$4,563	$21,187
Charge-offs	(14)	—	(467)	—	$(481)
Recoveries	—	—	159	—	$159
Provision	267	1,235	904	366	$2,772
March 31, 2020	$1,639	$7,065	$10,004	$4,929	$23,637

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. The Day 1 adoption of ASU 2016-13, created an allowance for credit loss on off-balance sheet exposures recognized as other liabilities of $1.1 million. Subsequent changes in this allowance are reflected in other operating expenses within the non interest expense category. As of March 31, 2021, the total unfunded commitment off-balance sheet credit exposure was $993 thousand.

Individually Evaluated Loans

All loans not included in the vintage analysis method that exceed $250,000, which are on nonaccrual status, are evaluated on an individual basis. Arrow made the policy election to apply practical expedient for collateral dependent financial assets when the borrower is experiencing financial difficulty and the repayment is expected through the sale of the collateral. This allows Arrow to use fair value of the collateral at the reporting date adjusted for estimated cost to sell when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operating of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. As of March 31, 2021, there were six total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $5.0 million and only one loan had an allowance for credit loss of $556 thousand.

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
March 31, 2021
Ending Loan Balance - Collectively Evaluated	$288,551	$577,656	$861,171	$906,858	$2,634,236
Allowance for Credit Losses - Loans Collectively Evaluated	4,297	11,388	2,429	8,170	26,284

Ending Loan Balance - Individually Evaluated	—	3,851	—	1,156	5,007
Allowance for Credit Losses - Loans Individually Evaluated	—	556	—	—	556

The following table presents information pertaining to the allowance for loan losses as of December 31, 2020 and March 31, 2020, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13:

Allowance for Loan Losses - Collectively and Individually Evaluated for Impairment
	Commercial	Commercial Real Estate	Consumer	Residential	Total
December 31, 2020
Ending Loan Balance - Collectively Evaluated for Impairment	$240,507	$570,659	$859,657	$921,504	$2,592,327
Allowance for Loan Losses - Loans Collectively Evaluated for Impairment	2,154	9,990	11,562	5,485	$29,191
Ending Loan Balance - Individually Evaluated for Impairment	47	1,128	111	1,417	2,703
Allowance for Loan Losses - Loans Individually Evaluated for Impairment	19	—	—	22	41

March 31, 2020
Ending Loan Balance - Collectively Evaluated for Impairment	$147,066	$524,993	$824,598	$915,301	$2,411,958
Allowance for Loan Losses - Loans Collectively Evaluated for Impairment	1,635	7,065	10,004	4,892	23,596
Ending Loan Balance - Individually Evaluated for Impairment	34	1,137	111	953	2,235
Allowance for Loan Losses - Loans Individually Evaluated for Impairment	4	—	—	37	41

Through the provision for credit losses, an allowance for credit losses is maintained that reflects the best estimate of the calculated expected credit losses in the Company’s loan portfolio as of the balance sheet date. Additions are made to the allowance for credit losses through a periodic provision for credit losses. Actual credit losses are charged against the allowance for credit losses when loans are deemed uncollectible and recoveries of amounts previously charged off are recorded as credits to the allowance for credit losses.
Arrow's loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with certain criticized and classified commercial-related relationships. In addition, the independent internal loan review department performs periodic reviews of the credit quality indicators on individual loans in the commercial loan portfolio.
Management considers the need to qualitatively adjust expected credit loss estimates for information not already captured in the loss estimation process. These qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses. Adjustments are not made for information that has already been considered and included in the loss estimation process.

Management considers the qualitative factors that are relevant to Arrow as of the reporting date, which may include, but are not limited to the following factors:
•The nature and volume of Arrow's financial assets;
•The existence, growth, and effect of any concentrations of credit;
•The volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
•The value of the underlying collateral for loans that are not collateral-dependent;
•Arrow's lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries;
•The quality of Arrow's loan review function;
•The experience, ability, and depth of Arrow's lending, investment, collection, and other relevant management/staff;
•The effect of other external factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters;
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the institution operates that affect the collectability of financial assets; and
•Other qualitative factors not reflected in quantitative loss rate calculations.

Loan Credit Quality Indicators

The following table presents credit quality indicators by total loans amortized cost basis by origination year as of March 31, 2021.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
March 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial:
Risk rating
Satisfactory	$78,184	$126,061	$18,202	$15,693	$10,004	$12,234	$14,006	$—	$274,384
Special mention	—	5,031	66	—	—	2	—	—	5,099
Substandard	—	5,507	—	—	—	3,514	47	—	9,068
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$78,184	$136,599	$18,268	$15,693	$10,004	$15,750	$14,053	$—	$288,551

Commercial Real Estate:
Risk rating
Satisfactory	$24,511	$298,907	$49,957	$44,902	$24,558	$83,690	$3,161	$—	$529,686
Special mention	—	17,825	2,010	—	142	2,115	—	—	22,092
Substandard	2,021	10,853	4,006	163	—	12,661	25	—	29,729
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$26,532	$327,585	$55,973	$45,065	$24,700	$98,466	$3,186	$—	$581,507

Consumer:
Risk rating
Performing	$95,223	$321,575	$225,191	$135,646	$56,508	$25,834	$448	$—	$860,425
Nonperforming	—	141	181	189	167	68	—	—	746
Total Consumer Loans	$95,223	$321,716	$225,372	$135,835	$56,675	$25,902	$448	$—	$861,171

Residential:
Risk rating
Performing	$34,833	$156,500	$114,523	$107,176	$110,308	$266,377	$115,142	$—	$904,859
Nonperforming	—	203	—	27	149	2,544	232	—	3,155
Total Residential Loans	$34,833	$156,703	$114,523	$107,203	$110,457	$268,921	$115,374	$—	$908,014

For the purposes of the table above, nonperforming consumer and residential loans were those loans on nonaccrual status or are 90 days or more past due and still accruing interest.
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

The following table presents information pertaining to loan credit quality indicators as of December 31, 2020 and March 31, 2020, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13:

Loan Credit Quality Indicators
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2020
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$229,351	$525,609			$754,960
Special Mention	1,574	16,213			17,787
Substandard	9,629	29,965			39,594
Doubtful	—	—			—

Performing			$858,298	$919,867	$1,778,165
Nonperforming			1,470	3,054	4,524

March 31, 2020
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$140,218	$497,243			$637,461
Special Mention	28	255			283
Substandard	6,854	28,632			35,486
Doubtful	—	—			—
Credit Risk Profile Based on Payment Activity:
Performing			$823,901	$913,433	$1,737,334
Nonperforming			808	2,821	3,629

Impaired Loans

The following table presents information on impaired loans as of December 31, 2020 and March 31, 2020 based on whether the impaired loan has a recorded related allowance or has no recorded related allowance, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2020
Recorded Investment:
With No Related Allowance	$—	$1,124	$112	$1,174	$2,410
With a Related Allowance	46	—	—	244	290
Unpaid Principal Balance:
With No Related Allowance	—	1,128	111	1,174	2,413
With a Related Allowance	47	—	—	244	291

March 31, 2020
Recorded Investment:
With No Related Allowance	$—	$1,137	$112	$697	$1,946
With a Related Allowance	33	—	—	256	289
Unpaid Principal Balance:
With No Related Allowance	—	1,137	111	697	$1,945
With a Related Allowance	34	—	—	256	290

March 31, 2020
Average Recorded Balance:
With No Related Allowance	$—	$569	$110	$698	$1,377
With a Related Allowance	34	—	—	258	292
Interest Income Recognized:
With No Related Allowance	—	10	—	—	10
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At December 31, 2020 and March 31, 2020, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above represents income earned after the loan became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where interest income was recognized on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated.

Loans Modified in Trouble Debt Restructurings During the Period
Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
March 31, 2021
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

In general, prior to the novel coronavirus (COVID-19) pandemic, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of March 31, 2021. The Consolidated Appropriations Act, 2021 extended certain provisions of the CARES Act including, if a short-term loan modification (e.g. six months) is made for a borrower as the result of the COVID-19 pandemic, and who was current on contractual payments as of December 31, 2019, this modification is not considered a TDR.

Note 5.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of March 31, 2021, December 31, 2020 and March 31, 2020:

Commitments to Extend Credit and Letters of Credit
	March 31, 2021	December 31, 2020	March 31, 2020
Notional Amount:
Commitments to Extend Credit	$437,920	$399,882	$376,519
Standby Letters of Credit	3,775	3,703	3,301
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	12	28	29

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at March 31, 2021, December 31, 2020 and March 31, 2020 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at March 31, 2021, December 31, 2020 and March 31, 2020, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
Except as noted below, Arrow, including its subsidiary banks, is not currently the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of their business. On an ongoing basis, Arrow is often the subject of, or a party to, various legal claims by other parties against Arrow, by Arrow against other parties, or involving Arrow, which arise in the normal course of business. Except as noted below, the various pending legal claims against Arrow will not, in the opinion of management based upon consultation with counsel, result in any material liability.
On July 1, 2020, Daphne Richard, a customer of GFNB filed a putative class action complaint against GFNB in the United States District Court for the Northern District of New York. The complaint alleges that GFNB assessed overdraft fees on certain transactions drawn on her checking account without having sufficiently disclosed its overdraft-fee practices in its account agreement. Ms. Richard, on behalf of two purported classes, seeks compensatory damages, disgorgement of profits, statutory damages, treble damages, enjoinment of the conduct complained of, and costs and fees. The complaint is similar to complaints filed against other financial institutions pertaining to overdraft fees. Arrow denies any wrongdoing and the case is being vigorously defended.

Note 6.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three month periods ended March 31, 2021 and 2020:

Schedule of Comprehensive Income
	Three Months Ended March 31
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
2021
Net Unrealized Securities Holding Loss on Securities Available-for-Sale Arising During the Period	$(5,121)	$1,309	$(3,812)
Net Unrealized Gain on Cash Flow Swap	1,982	(507)	1,475
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(28)	8	(20)
Amortization of Net Retirement Plan Actuarial Loss	46	(12)	34
Amortization of Net Retirement Plan Prior Service Cost	59	(16)	43
Other Comprehensive Loss	$(3,062)	$782	$(2,280)

2020
Net Unrealized Securities Holding Gain on Securities Available-for-Sale Arising During the Period	$5,504	$(1,406)	$4,098
Net Unrealized Loss on Cash Flow Swap	(294)	75	(219)
Amortization of Net Retirement Plan Actuarial Loss	36	(9)	27
Amortization of Net Retirement Plan Prior Service Cost	54	(15)	39
Other Comprehensive Income	$5,300	$(1,355)	$3,945

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized (Loss) and Gain on Available-for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Loss	Net Prior Service Cost

For the Quarter-To-Date periods ended:

December 31, 2020	$5,799	$485	$(5,929)	$(1,171)	$(816)
Other comprehensive income or loss before reclassifications	(3,812)	1,475	—	—	(2,337)
Amounts reclassified from accumulated other comprehensive income	—	(20)	34	43	57
Net current-period other comprehensive income	(3,812)	1,455	34	43	(2,280)
March 31, 2021	$1,987	$1,940	$(5,895)	$(1,128)	$(3,096)

December 31, 2019	$465	$—	$(5,847)	$(975)	$(6,357)
Other comprehensive income or loss before reclassifications	4,098	(219)	—	—	3,879
Amounts reclassified from accumulated other comprehensive income	—	—	27	39	66
Net current-period other comprehensive income	4,098	(219)	27	39	3,945
March 31, 2020	$4,563	$(219)	$(5,820)	$(936)	$(2,412)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income Is Presented

For the Quarter-to-date periods ended:

March 31, 2021
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$28		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(59)	(1)	Salaries and Employee Benefits
Actuarial loss	(46)	(1)	Salaries and Employee Benefits
	(77)		Total before Tax
	20		Provision for Income Taxes
Total reclassifications for the period	$(57)		Net of Tax

March 31, 2020
Amortization of defined benefit pension items:
Prior-service costs	$(54)	(1)	Salaries and Employee Benefits
Actuarial loss	(36)	(1)	Salaries and Employee Benefits
	(90)		Total before Tax
	24		Provision for Income Taxes
Total reclassifications for the period	$(66)		Net of Tax
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 7.    STOCK-BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

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

The following table summarizes information about stock option activity for the year to date period ended March 31, 2021.

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2021	264,090	$28.84
Granted	55,500	29.55
Exercised	(6,927)	22.52
Forfeited	(1,034)	19.70
Outstanding at March 31, 2021	311,629	29.14
Vested at Period-End	179,681	27.73
Expected to Vest	131,948	31.05

Stock Options Granted
Weighted Average Grant Date Information:
Fair Value of Options Granted	$4.85
Fair Value Assumptions:
Dividend Yield	3.41%
Expected Volatility	26.53%
Risk Free Interest Rate	0.49%
Expected Lives (in years)	8.75

The following table presents information on the amounts expensed related to stock options for the three month periods ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Amount expensed	$72	$76

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

The following table summarizes information about restricted stock unit activity for the periods ended March 31, 2021 and 2020.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	11,663	$31.62
Granted	4,738	29.40
Vested	(3,582)	30.71
Non-vested at March 31, 2021	12,819	31.05

Non-vested at January 1, 2020	7,721	30.27
Granted	3,942	34.25
Non-vested at March 31, 2020	11,663	31.62

The following table presents information on the amounts expensed related to restricted stock units for the periods ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Amount expensed	$32	$27

Employee Stock Purchase Plan
Arrow sponsors an ESPP under which employees may purchase Arrow's common stock at a discount below market price. The current amount of the discount is 5% . Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

Employee Stock Ownership Plan
Arrow maintains an ESOP, pursuant to which substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements. The Company makes cash contributions to the ESOP each year.

Note 8.    RETIREMENT BENEFIT PLANS (Dollars in Thousands)

Arrow sponsors qualified and non-qualified defined benefit pension plans and other postretirement benefit plans for its employees. Arrow maintains a non-contributory pension plan, which covers substantially all employees.  Effective December 1, 2002, all active participants in the qualified defined benefit pension plan were given a one-time irrevocable election to continue participating in the traditional plan design, for which benefits were based on years of service and the participant’s final compensation (as defined), or to begin participating in the new cash balance plan design.  All employees who first participate in the plan after December 1, 2002 automatically participate in the cash balance plan design.  The interest credits under the cash balance plan are based on the 30-year U.S. Treasury rate in effect for November of the prior year with a minimum interest credit of 3%.  The service credits under the cash balance plan are equal to 6.0% of eligible salaries for employees who become participants on or after January 1, 2003.  For employees in the plan prior to January 1, 2003, the service credits are scaled based on the age of the participant, and range from 6.0% to 12.0%. The funding policy is to contribute up to the maximum amount that can be deducted for federal income tax purposes and to make all payments required under The Employee Retirement Income Security Act (ERISA).  Arrow also maintains a supplemental non-qualified unfunded retirement plan to provide eligible employees of Arrow and its subsidiaries with benefits in excess of qualified plan limits imposed by federal tax law.
Arrow has multiple non-pension postretirement benefit plans.  The health care, dental and life insurance plans are contributory, with participants’ contributions adjusted annually.  Arrow’s policy is to fund the cost of postretirement benefits based on the current cost of the underlying policies.  However, the health care plan provision allows for grandfathered participants to receive automatic increases of Company contributions each year based on the increase in inflation, limited to a maximum of 5%.
As of December 31, 2020, Arrow used the sex-distinct amount-weighted Pri-2012 mortality tables for employees, healthy annuitants and contingent survivors, adjusted for mortality improvements with the Scale MP-2020 mortality improvement scale on a generational basis for the Pension Plan and the sex-distinct amount-weighted White Collar tables for employees and healthy annuitants, adjusted for mortality improvements with the scale MP-2020 mortality improvement scale on a generational basis for the Select Executive Retirement Plan. As of December 31, 2020, Arrow updated its mortality assumption used for the Postretirement Plan to the sex-distinct Pri.H-2012 headcount-weighted mortality tables for employees and healthy annuitants, adjusted for mortality improvements with the Scale MP-2020 mortality improvement scale on a generational basis. The change in mortality tables resulted in a decrease in liabilities for the Employees' Pension Plan, the Select Executive Retirement Plan and the Postretirement Benefit Plan.
The interest rates used in determining the present value of a lump sum payment/annuitizing cash balance accounts were changed to the segment rates in effect for the January 1, 2020 plan year (0.53%, 2.31%, 3.09%) as of December 31, 2020.
Effective January 1, 2021, Glens Falls National Bank and Trust Company amended the Arrow Financial Corporation Employees' Pension Plan. The plan change was adopted January 1, 2021 and the amendment was valued as of December 31, 2020. The plan amendment is the following:
Effective January 1, 2021, the benefit payable to or on behalf of each participant:
• whose employment with the employer (or any predecessor employer, except as noted below) terminated on or before
January 1, 2016;
• who satisfied the requirements for early, normal, or late retirement as of such termination;
• who never participated in the United Vermont Bancorporation Plan and;
• who is, or whose beneficiary is, receiving monthly benefit payments from the Plan as of January 1, 2021 (including a participant or beneficiary who shall commence receiving benefits from the Plan as of January 1, 2021), shall be increased by three percent (3%).
The foregoing increase was applied to the monthly benefit actually payable to the Participant, or to the Participant's Beneficiary, as of January 1, 2021, determined after all applicable adjustments, regardless of whether such benefit had been determined under the Company's plan or the plan of a predecessor employer that had been merged into the Plan.
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
The following tables provide the components of net periodic benefit costs for the three month periods ended March 31, 2021 and 2020.

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic (Benefit) Cost
For the Three Months Ended March 31, 2021:
Service Cost [1]	$460	$118	$31
Interest Cost [2]	340	45	67
Expected Return on Plan Assets [2]	(950)	—	—
Amortization of Prior Service Cost [2]	20	12	27
Amortization of Net Loss [2]	—	38	8
Net Periodic (Benefit) Cost	$(130)	$213	$133

Plan Contributions During the Period	$—	$118	$28

For the Three Months Ended March 31, 2020:
Service Cost [1]	$430	$103	$33
Interest Cost [2]	417	54	78
Expected Return on Plan Assets [2]	(904)	—	—
Amortization of Prior Service Cost [2]	16	11	27
Amortization of Net Loss [2]	1	33	2
Net Periodic (Benefit) Cost	$(40)	$201	$140

Plan Contributions During the Period	$—	$117	$78
Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the period ended March 31, 2021 and currently, additional contributions in 2021 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 9.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended March 31, 2021 and 2020.  All share and per share amounts have been adjusted for the September 25, 2020, 3% stock dividend.

Earnings Per Share
	Three Months Ended
	March 31, 2021	March 31, 2020
Earnings Per Share - Basic:
Net Income	$13,280	$8,127
Weighted Average Shares - Basic	15,528	15,446
Earnings Per Share - Basic	$0.86	$0.53

Earnings Per Share - Diluted:
Net Income	$13,280	$8,127
Weighted Average Shares - Basic	15,528	15,446
Dilutive Average Shares Attributable to Stock Options	35	30
Weighted Average Shares - Diluted	15,563	15,476
Earnings Per Share - Diluted	$0.85	$0.53

Note 10.    FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2021, December 31, 2020 and March 31, 2020 were securities available-for-sale, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
March 31, 2021
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$108,370	$—	$108,370	$—
State and Municipal Obligations	508	—	508	—
Mortgage-Backed Securities	354,411	—	354,411	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	464,089	—	464,089	—
Equity Securities	1,796	—	1,796	—
Total Securities Measured on a Recurring Basis	465,885	—	465,885	—
Derivatives, included in other assets	2,298	—	2,298	—
Total Measured on a Recurring Basis	$468,183	$—	$468,183	$—
Liabilities:
Derivatives, included in other liabilities	2,298	—	2,298	—
Total Measured on a Recurring Basis	$2,298	$—	$2,298	$—
December 31, 2020
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$65,112	$—	$65,112	$—
State and Municipal Obligations	528	—	528	—
Mortgage-Backed Securities	298,847	—	298,847	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	365,287	—	365,287	—
Equity Securities	1,636	—	1,636	—

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total Securities Measured on a Recurring Basis	366,923	—	366,923	—
Derivatives, included in other liabilities	5,080	—	5,080	—
Total Measured on a Recurring Basis	$372,003	$—	$372,003	$—
Liabilities:
Derivatives, included in other liabilities	5,080	—	5,080	—
Total Measured on a Recurring Basis	$5,080	$—	$5,080	$—
March 31, 2020
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$5,181	$—	$5,181	$—
State and Municipal Obligations	723	—	723	—
Mortgage-Backed Securities	371,482	—	371,482	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	378,186	—	378,186	—
Equity Securities	1,689	—	1,689	—
Total Securities Measured on a Recurring Basis	$379,875	$—	$379,875	$—
Derivatives, included in other assets	5,191	$—	5,191	—
Total Measured on a Recurring Basis	$385,066	$—	$385,066	$—
Liabilities:
Derivatives, included in other liabilities	5,191	—	5,191	—
Total Measured on a Recurring Basis	$5,191	$—	$5,191	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
March 31, 2021
Collateral Dependent Evaluated Loans	$2,423	$—	$—	$2,423
Other Real Estate Owned and Repossessed Assets, Net	242	—	—	242	—
December 31, 2020
Collateral Dependent Impaired Loans	$594	$—	$—	$594
Other Real Estate Owned and Repossessed Assets, Net	155	—	—	155	—
March 31, 2020
Collateral Dependent Impaired Loans	$582	$—	$—	$582
Other Real Estate Owned and Repossessed Assets, Net	942	—	—	942	—

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent evaluated loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at March 31, 2021, December 31, 2020 and March 31, 2020.

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
ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" requires that the fair value for loans must be disclosed using the "exit price" notion which is a reasonable estimate of what another party might pay in an orderly transaction. Fair values for loans are calculated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, commercial real estate, residential mortgage, indirect auto and other consumer loans.  Each loan category is further segmented into fixed and adjustable interest rate terms and by performing and nonperforming categories.  The fair value of performing loans is calculated by determining the estimated future cash flow, which is the contractual cash flow adjusted for estimated prepayments. The discount rate is determined by starting with current market yields, and first adjusting for a liquidity premium. This premium is separately determined for each loan type. Then a credit loss component is determined utilizing the credit loss assumptions used in the allowance for credit loss model. Finally, a discount spread is applied separately for consumer loans vs. commercial loans based on market information and utilization of the swap curve.
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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Cash and Cash Equivalents	$452,207	$452,207	$452,207	$—	$—
Securities Available-for-Sale	464,089	464,089	—	464,089	—
Securities Held-to-Maturity	214,561	221,360	—	221,360	—
Equity Securities	1,796	1,796	—	1,796	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,360	5,360	—	5,360	—
Net Loans	2,612,403	2,603,225	—	—	2,603,225
Accrued Interest Receivable	8,258	8,258	—	8,258	—
Derivatives, included in other assets	2,298	2,298		2,298
Deposits	3,453,588	3,452,595	—	3,452,595	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	6,795	6,795	—	6,795	—
Federal Home Loan Bank Term Advances	45,000	46,176	—	46,176	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	237	237	—	237	—
Derivatives, included in other liabilities	2,298	2,298	—	2,298	—

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

December 31, 2020
Cash and Cash Equivalents	$380,991	$380,991	$380,991	$—	$—
Securities Available-for-Sale	365,287	365,287	—	365,287	—
Securities Held-to-Maturity	218,405	226,576	—	226,576	—
Equity Securities	1,636	1,636	—	1,636
Federal Home Loan Bank and Federal Reserve Bank Stock	5,349	5,349	—	5,349	—
Net Loans	2,565,798	2,558,903	—	—	2,558,903
Accrued Interest Receivable	7,495	7,495	—	7,495	—
Derivatives, included in other assets	5,080	5,080	—	5,080	—
Deposits	3,234,726	3,234,387	—	3,234,387	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	17,486	17,486	—	17,486	—
Federal Home Loan Bank Term Advances	45,000	46,474	—	46,474	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	326	326	—	326	—
Derivatives, included in other liabilities	5,080	5,080	—	5,080	—

March 31, 2020
Cash and Cash Equivalents	$138,529	$138,529	$138,529	$—	$—
Securities Available-for-Sale	378,186	378,186	—	378,186	—
Securities Held-to-Maturity	238,520	242,804	—	242,804	—
Equity Securities	1,689	1,689	—	1,689
Federal Home Loan Bank and Federal Reserve Bank Stock	5,379	5,379	—	5,379	—
Net Loans	2,390,556	2,368,033	—	—	2,368,033
Accrued Interest Receivable	7,856	7,856	—	7,856	—
Derivatives, included in other assets	5,191	5,191	—	5,191	—
Deposits	2,811,005	2,811,668	—	2,811,668	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	57,909	57,909	—	57,909	—
Federal Home Loan Bank Term Advances	50,000	51,194	—	51,194	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	1,392	1,392	—	1,392	—
Derivatives, included in other liabilities	5,191	5,191	—	5,191	—

Note 11.    LEASES (Dollars In Thousands)

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

The following includes quantitative data related to the Company's leases as of and for the three months ended March 31, 2021 and March 31, 2020:

		Three Months Ended
Finance Lease Amounts:	Classification	March 31, 2021	March 31, 2020
Right-of-Use Assets	Premises and Equipment, Net	$4,947	$5,124
Lease Liabilities	Finance Leases	5,205	5,249

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$5,435	$5,529
Lease Liabilities	Other Liabilities	5,522	5,602

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$49	$50
Operating Outgoing Cash Flows From Operating Leases		261	158
Financing Outgoing Cash Flows From Finance Leases		12	5
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		331	—
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		28.9	29.9
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		12.5	13.7
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.13%	3.36%

Lease cost information for the Company's leases is as follows:
	Three Months Ended
	March 31, 2021	March 31, 2020
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$44	$44
Interest on Lease Liabilities	49	50
Operating Lease Cost	209	207
Short-term Lease Cost	5	7
Variable Lease Cost	104	55
Total Lease Cost	$411	$363

Future Lease Payments at March 31, 2021 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
3/31/2022	$799	$243
3/31/2023	766	243
3/31/2024	641	243
3/31/2025	570	254
3/31/2026	526	265
Thereafter	3,516	7,733
Total Undiscounted Cash Flows	$6,818	$8,981
Less: Net Present Value Adjustment	1,296	3,776
Lease Liability	$5,522	$5,205

Note 12.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (In Thousands)

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

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	March 31, 2021	December 31, 2020	March 31, 2020
Fair value adjustment included in other assets	$2,298	$5,080	$5,191
Fair value adjustment included in other liabilities	2,298	5,080	5,191
Notional amount	175,113	176,637	121,559

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	March 31, 2021	December 31, 2020	March 31, 2020
Amount of gain (loss) recognized in AOCI	$1,982	$651	$(294)
Amount of gain reclassified from AOCI interest expense	28	—	—

Note 13.    COVID-19 PANDEMIC

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

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of March 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the three-month periods ended March 31, 2021 and 2020 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Change in Accounting Principle
As discussed in Note 1 to the consolidated interim financial information, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2021 due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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
May 6, 2021

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2021

NOTE ON TERMINOLOGY
In this Quarterly Report on Form 10-Q (this Report), the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Form 10-Q, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 147 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s "Bank Holding Company Performance Report" for December 31, 2020 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

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

FORWARD LOOKING STATEMENTS
This Report on Form 10-Q contains statements that are not historical in nature but rather are based on Arrow's beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "continue," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include statements regarding Arrow's asset quality, the level of allowance for credit losses, the sufficiency of liquidity sources, interest rate change exposure, changes in accounting standards, and the Company's tax plans and strategies. Some of these statements, such as those included in the interest rate sensitivity analysis in Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. Other forward-looking statements are based on Arrow's general perceptions of market conditions and trends in business activity, both Arrow's and in the banking industry generally, as well as current management strategies for future operations and development.

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

Arrow is under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results. All forward-looking statements, express or implied, included in this Report and the documents incorporated by reference and that are attributable to the Company are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Arrow or any persons acting on our behalf may issue. This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Annual Report) and our other filings with the SEC.

USE OF NON-GAAP FINANCIAL MEASURES
The SEC has adopted Regulation G, which applies to certain public disclosures, including earnings releases, made by registered companies that contain "non-GAAP financial measures."  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of Arrow's reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of "non-GAAP financial measures" certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required.  The following measures used in this Report, which are commonly utilized by financial institutions, have not been specifically exempted by the SEC and may constitute "non-GAAP financial measures" within the meaning of the SEC's rules, although Arrow is unable to state with certainty that the SEC would so regard them.

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

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and noninterest income.  Net interest income as utilized in calculating the efficiency ratio is typically the same as the net interest income presented in Selected Financial Information table discussed in the preceding paragraph, i.e., it is expressed on a tax-equivalent basis.  Moreover, many financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain recurring component elements of income and expense, such as intangible asset amortization (which is included in noninterest expense under GAAP but may be excluded therefrom for purposes of calculating the efficiency ratio) and securities gains or losses (which are reflected in the calculation of noninterest income under GAAP but may be excluded therefrom for purposes of calculating the efficiency ratio).  Arrow makes these adjustments.

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

Adjustments for Certain Items of Income or Expense:  In addition to our regular utilization in our public filings and disclosures of the various non-GAAP measures commonly utilized by financial institutions discussed above, Arrow may also elect from time to time, in connection with our presentation of various financial measures prepared in accordance with GAAP, such as net income, earnings per share (EPS), return on average assets (ROA), and return on average equity (ROE), to provide as well certain comparative disclosures that adjust these GAAP financial measures, typically by removing them from the impact of certain transactions or other material items of income or expense that are unusual or unlikely to be repeated.  Arrow will do so only if it believes that provision of the resulting non-GAAP financial measures may improve the average investor's understanding of our results of operations by separating out items that have a disproportional positive or negative impact on the particular period in question or by otherwise permitting a better comparison from period-to-period in our results of operations with respect to our fundamental lines of business, including the commercial banking business.
Arrow believes that the non-GAAP financial measures disclosed from time-to-time are useful in evaluating our performance and that such information should be considered as supplemental in nature, and not as a substitute for or superior to, the related financial information prepared in accordance with GAAP.  Non-GAAP financial measures may differ from similar measures presented by other companies.

Arrow Financial Corporation
Selected Quarterly Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Net Income	$13,280	$12,495	$11,046	$9,159	$8,127
Transactions in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	119	66	(53)	(80)	(279)

Share and Per Share Data:[1]
Period End Shares Outstanding	15,543	15,516	15,489	15,461	15,432
Basic Average Shares Outstanding	15,528	15,499	15,472	15,441	15,446
Diluted Average Shares Outstanding	15,563	15,515	15,481	15,448	15,476
Basic Earnings Per Share	$0.86	$0.81	$0.71	$0.59	$0.53
Diluted Earnings Per Share	0.85	0.81	0.71	0.59	0.53
Cash Dividend Per Share	0.260	0.260	0.252	0.252	0.252

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$334,155	$349,430	$242,928	$155,931	$32,787
Investment Securities	593,822	590,151	592,457	607,094	603,748
Loans	2,618,362	2,610,834	2,582,253	2,518,198	2,394,346
Deposits	3,254,815	3,256,238	3,082,499	2,952,432	2,670,009
Other Borrowed Funds	82,659	95,047	136,117	129,383	170,987
Stockholders’ Equity	340,708	331,899	324,269	316,380	306,527
Total Assets	3,712,020	3,721,954	3,583,322	3,437,155	3,180,857
Return on Average Assets, annualized	1.45%	1.34%	1.23%	1.07%	1.03%
Return on Average Equity, annualized	15.81%	14.98%	13.55%	11.64%	10.66%
Return on Average Tangible Equity, annualized [2]	17.00%	16.13%	14.61%	12.58%	11.55%
Average Earning Assets	$3,546,339	$3,550,415	$3,417,638	$3,281,223	$3,030,881
Average Paying Liabilities	2,639,240	2,674,795	2,545,435	2,457,690	2,362,515
Interest Income	27,694	28,372	27,296	28,002	28,226
Tax-Equivalent Adjustment [3]	235	251	284	281	288
Interest Income, Tax-Equivalent [3]	27,929	28,623	27,580	28,283	28,514
Interest Expense	1,539	1,918	2,396	3,160	5,220
Net Interest Income	26,155	26,454	24,900	24,842	23,006
Net Interest Income, Tax-Equivalent [3]	26,390	26,705	25,184	25,123	23,294
Net Interest Margin, annualized	2.99%	2.96%	2.90%	3.05%	3.05%
Net Interest Margin, Tax Equivalent, annualized [3]	3.02%	2.99%	2.93%	3.08%	3.09%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$18,678	$18,192	$17,487	$17,245	$17,754
Less: Intangible Asset Amortization	54	56	56	57	58
Net Noninterest Expense	$18,624	$18,136	$17,431	$17,188	$17,696
Net Interest Income, Tax-Equivalent [3]	$26,390	$26,705	$25,184	$25,123	$23,294
Noninterest Income	8,608	9,103	8,697	7,164	7,694
Less: Net Changes in Fair Value of Equity Invest.	160	88	(72)	(106)	(374)
Net Gross Income	$34,838	$35,720	$33,953	$32,393	$31,362
Efficiency Ratio [4]	53.46%	50.77%	51.34%	53.06%	56.42%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$342,413	$334,392	$325,660	$317,687	$309,398
Book Value per Share [1]	22.03	21.55	21.02	20.55	20.05
Goodwill and Other Intangible Assets, net	23,922	23,823	23,662	23,535	23,513
Tangible Book Value per Share [1,2]	20.49	20.02	19.50	19.03	18.53

Capital Ratios:[5]
Tier 1 Leverage Ratio	9.37%	9.07%	9.17%	9.32%	9.87%
Common Equity Tier 1 Capital Ratio	13.56%	13.39%	13.20%	13.07%	12.84%
Tier 1 Risk-Based Capital Ratio	14.39%	14.24%	14.06%	13.94%	13.72%
Total Risk-Based Capital Ratio	15.55%	15.48%	15.28%	15.10%	14.76%

Assets Under Trust Admin. & Investment Mgmt.	$1,725,754	$1,659,029	$1,537,128	$1,502,866	$1,342,531

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 25, 2020, 3% stock dividend.

2.
Non-GAAP Financial Measures Reconciliation: Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which Arrow believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 46.

		3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
	Total Stockholders' Equity (GAAP)	$342,413	$334,392	$325,660	$317,687	$309,398
	Less: Goodwill and Other Intangible assets, net	23,922	23,823	23,662	23,535	23,513
	Tangible Equity (Non-GAAP)	$318,491	$310,569	$301,998	$294,152	$285,885

	Period End Shares Outstanding	15,543	15,516	15,489	15,461	15,432
	Tangible Book Value per Share (Non-GAAP)	$20.49	$20.02	$19.50	$19.03	$18.53
	Net Income	13,280	12,495	11,046	9,159	8,127
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	17.00%	16.13%	14.61%	12.58%	11.55%

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 46.

		3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
	Interest Income (GAAP)	$27,694	$28,372	$27,296	$28,002	$28,226
	Add: Tax-Equivalent adjustment (Non-GAAP)	235	251	284	281	288
	Interest Income - Tax Equivalent (Non-GAAP)	$27,929	$28,623	$27,580	$28,283	$28,514
	Net Interest Income (GAAP)	$26,155	$26,454	$24,900	$24,842	$23,006
	Add: Tax-Equivalent adjustment (Non-GAAP)	235	251	284	281	288
	Net Interest Income - Tax Equivalent (Non-GAAP)	$26,390	$26,705	$25,184	$25,123	$23,294
	Average Earning Assets	$3,546,339	$3,550,415	$3,417,638	$3,281,223	$3,030,881
	Net Interest Margin (Non-GAAP)*	3.02%	2.99%	2.93%	3.08%	3.09%

4.
Non-GAAP Financial Measures: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes that the efficiency ratio provides investors with information that is useful in understanding our financial performance. Arrow defines efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals tax-equivalent net interest income plus noninterest income, as adjusted). There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 46.

5.
For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. All prior quarters reflect actual results. The CET1 ratio at March 31, 2021 listed in the tables (i.e., 13.56%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
	Total Risk Weighted Assets	$2,404,456	$2,357,094	$2,321,637	$2,283,430	$2,275,902
	Common Equity Tier 1 Capital	326,039	315,696	306,356	298,362	292,165
	Common Equity Tier 1 Capital Ratio	13.56%	13.39%	13.20%	13.07%	12.84%

* Quarterly ratios have been annualized.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Dollars In Thousands)

Quarter Ended March 31:	2021			2020
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$334,155	$85	0.10%	$32,787	$124	1.52%
Investment Securities:
Fully Taxable	403,340	1,506	1.51	399,307	2,193	2.21
Exempt from Federal Taxes	190,482	920	1.96	204,441	1,035	2.04
Loans	2,618,362	25,183	3.90	2,394,346	24,874	4.18
Total Earning Assets	3,546,339	27,694	3.17	3,030,881	28,226	3.75
Allowance for Credit Losses	(27,811)			(22,186)
Cash and Due From Banks	35,779			34,211
Other Assets	157,713			137,951
Total Assets	$3,712,020			$3,180,857
Deposits:
Interest-Bearing Checking Accounts	$859,972	219	0.10	$707,747	487	0.28
Savings Deposits	1,435,555	565	0.16	1,092,980	2,471	0.91
Time Deposits of $250,000 or More	109,644	120	0.44	126,046	533	1.70
Other Time Deposits	151,410	222	0.59	264,755	1,000	1.52
Total Interest-Bearing Deposits	2,556,581	1,126	0.18	2,191,528	4,491	0.82
Short-Term Borrowings	12,458	2	0.07	92,444	208	0.90
FHLBNY Term Advances & Other Long-Term Debt	65,000	362	2.26	73,297	471	2.58
Finance Leases	5,201	49	3.82	5,246	50	3.83
Total Interest-Bearing Liabilities	2,639,240	1,539	0.24	2,362,515	5,220	0.89
Noninterest-bearing deposits	698,234			478,481
Other Liabilities	33,838			33,334
Total Liabilities	3,371,312			2,874,330
Stockholders’ Equity	340,708			306,527
Total Liabilities and Stockholders’ Equity	$3,712,020			$3,180,857
Net Interest Income		$26,155			$23,006
Net Interest Spread			2.93%			2.86%
Net Interest Margin			2.99%			3.05%

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three month period ended March 31, 2021 and the financial condition as of March 31, 2021 and 2020.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

COVID-19 Pandemic:
In March 2020, the World Health Organization recognized COVID-19 as a pandemic. In response, the United States federal government and various state and local governments have, among other actions, imposed travel and business restrictions and required or advised communities in which we do business to adopt stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. Like many businesses, Arrow expects operations and financial results to continue to be adversely impacted by the COVID-19 pandemic. The severity, magnitude and duration of the current pandemic are still uncertain, rapidly changing and hard to predict.
In the first quarter of 2021, Arrow's banking and insurance locations temporarily paused walk-in access to lobbies in response to a rise in community COVID-19 rates. Full access was restored in mid-March and continues to be managed with safety measures such as required face coverings, social distancing and personal protective equipment including shields and hand sanitizing stations, along with frequent cleanings.
Also in the first quarter of 2021, Arrow reopened its Paycheck Protection Program ("PPP") online portal for a new round of funding and saw continued demand from our customers. As of March 31, 2021, Arrow originated more than $212.8 million in PPP loans for more than 1,600 small businesses, $70.1 million of which occurred in the first quarter of 2021.
Arrow continues to monitor the impact of the pandemic on our business and closely watch local COVID-19 levels. Currently, remote work is encouraged whenever feasible for our employees, work-related travel remains paused and in-person meetings have been minimized.
As Arrow cannot predict the duration or scope of the pandemic or its impact on economic and financial markets or its impact on the business, Arrow is currently unable to reasonably estimate the overall impact on Arrow.

Summary of Q1 2021 Financial Results: Net income for the first quarter of 2021 was $13.3 million, compared to $8.1 million in the first quarter of 2020. Net interest income increased to $26.2 million in the first quarter of 2021, compared to $23.0 million for the comparable quarter of 2020.
Diluted earnings per share (EPS) for the quarter was $0.85, an increase of 60.4% from the EPS of $0.53 reported for the first quarter of 2020. Return on average equity (ROE) for the first quarter of 2021 increased to 15.81%, as compared to a ROE of 10.66% for the quarter ended March 31, 2020. Return on average assets (ROA) for the first quarter of 2021 was 1.45%, an increase from an ROA of 1.03% for the quarter ended March 31, 2020.
Total loans reached $2.6 billion as of March 31, 2021. Loan growth for the first quarter of 2021 was $44.2 million and increased $225.1 million, or 9.3%, from March 31, 2020. Total outstanding commercial loans increased $196.8 million, or 29.2%, as compared to March 31, 2020. The increase in commercial loans includes $162.8 million in remaining PPP loans. The consumer loan portfolio grew by $36.5 million, or 4.4%, as compared to March 31, 2020, primarily within the indirect automobile lending program. Total outstanding residential real estate loans, net of approximately $28.8 million of loans sold, decreased $14.9 million for the first quarter of 2021. Residential real estate loans decreased $8.2 million, or 0.9%, as compared to March 31, 2020.
At March 31, 2021, deposit balances reached $3.5 billion. Deposit growth for the first quarter of 2021 was $218.9 million and increased $642.6 million, or 22.9%, from the prior-year level. Noninterest-bearing deposits represented 21.8% of total deposits at March 31, 2021, compared to 17.4% of total deposits on March 31, 2020. At March 31, 2021, other time deposits were $145.8 million, a decrease of $100.1 million compared to the prior year. Municipal deposits increased $119.5 million, or 15.0% from March 31, 2020.
Net interest income for the first quarter increased to $26.2 million, up 13.7% from $23.0 million in the comparable quarter of 2020. Loan growth generated $25.2 million in interest and fees on loans for the first quarter of 2021, an increase of 1.3% from the $24.9 million from the quarter ending March 31, 2020. Interest and fees related to PPP loans produced $1.3 million in revenue in the first quarter of 2021. Interest expense for the first quarter of 2021 was $1.5 million. This is a decrease of $3.7 million, or 70.5%, from the $5.2 million in expense for the quarter ending March 31, 2020. The net interest margin was 2.99% for the quarter, compared to 3.05% for the first quarter of 2020. The decrease in net interest margin from the prior year was due to a variety of factors, including lower interest rates and increased cash balances.
Noninterest income for the three months ended March 31, 2021 was $8.6 million, compared to $7.7 million in the comparable 2020 quarter. Favorable market conditions contributed to the net gain on the sale of loans of $1.4 million for the first quarter of 2021, an increase from $213 thousand for the comparable prior year quarter. In addition, income from fiduciary activities as well as fees for other services for the three months ended March 31, 2021 increased over the comparable quarter of 2020. Other operating income decreased in the first quarter of 2021 as compared to the first quarter of 2020 as a result of several factors, including the reduction of income related to interest rate swap agreements and the net difference of gains and losses from the sale of other real estate owned and fixed assets; offset by an increase in income related to bank-owned life insurance.
Noninterest expense for the first quarter of 2021 increased 5.2% to $18.7 million, from $17.8 million for the first quarter of 2020. The largest component of noninterest expense is salaries and benefits paid to our employees, which totaled $11.1 million for the first quarter of 2021.
Asset quality remained solid at March 31, 2021, as evidenced by low levels of nonperforming assets and charge-offs. Net loan losses, expressed as an annualized percentage of average loans outstanding, were 0.07% for the three-month period ended March 31, 2021, an increase from 0.05% for the three-month period ended March 31, 2020. Nonperforming loans at March 31, 2021 were $8.4 million, up $2.9 million from the level at March 31, 2020. Nonperforming assets of $8.7 million at March 31, 2021, represented 0.22% of period-end assets, an increase from 0.20% at March 31, 2020.
Arrow adopted CECL effective January 1, 2021. Arrow recorded a net increase to retained earnings of $120 thousand upon adoption of the new accounting standard. The transition adjustment at January 1, 2021 included a $1.30 million decrease in the allowance for credit losses on loans, and a $1.14 million establishment of an allowance for estimated credit losses on off-balance sheet credit exposures, net of the corresponding $41 thousand increase in deferred tax liabilities. For the first quarter of 2021, the provision for credit losses was ($648) thousand reflecting improving economic forecasts. The allowance for loan losses was $26.8 million on March 31, 2021, which represented 1.02% of loans outstanding, as compared to 0.98% on March 31, 2020.
The changes in net income, net interest income and net interest margin between the three month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 64.

Regulatory Capital and Increase in Stockholders' Equity: At March 31, 2021, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.
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
Stockholders’ equity was $342.4 million at March 31, 2021, an increase of $8.0 million, or 2.4%, from the December 31, 2020 level of $334.4 million, and an increase of $33.0 million, or 10.7%, from the prior-year level. The increase in stockholders' equity over the first three months of 2021 principally reflected the following factors: (i) $13.3 million of net income for the period, plus (ii) issuance of $937 thousand of common stock through employee benefit and dividend reinvestment plans, plus (iii) cumulative impact of adoption of ASU 2016-13 of $120 thousand; reduced by (iv) other comprehensive income of $2.3 million, and (v) cash dividends of $4.0 million. The components of the change in stockholders’ equity since year-end 2020 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At March 31, 2021, book value per share was $22.03, up by 9.9% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $20.49, an increase of $1.96,or 10.6%, over the level as of March 31, 2020. See the disclosure on page 46 related to the use of non-GAAP financial measures including tangible book value.
On March 31, 2021, Arrow's closing stock price was $33.31, representing a trading multiple of 1.63 to tangible book value. In the first quarter of 2021, Arrow paid a quarterly cash dividend of $0.26. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 62.

Loan Quality: Net charge-offs for the first quarter of 2021 were $444 thousand as compared to $322 thousand for the comparable 2020 quarter. The ratio of net charge-offs to average loans (annualized) was 0.07% for the three month period ended March 31, 2021, consistent with the three month period ended December 31, 2020 and an increase from 0.05% for the three month period ended March 31, 2020. Arrow adopted CECL effective January 1, 2021. Arrow recorded a net decrease of $1.30 million in the allowance for credit losses on loans. For the first quarter of 2021, the provision for credit losses was ($648) thousand reflecting improving economic forecasts. At March 31, 2021, the allowance for credit losses was $26.8 million representing 1.02% of total loans, which is an increase from the March 31, 2020 ratio of 0.98%.
Nonperforming loans were $8.4 million at March 31, 2021, representing 0.32% of period-end loans, an increase from the March 31, 2020 ratio of 0.23%. The ratio continues to compare favorably with the weighted average ratio of the peer group of 0.67% at December 31, 2020.

Loan Segments: As of March 31, 2021, total loans grew by $44.2 million, or 1.7%, as compared to the balance at December 31, 2020. The largest increase was in commercial and commercial real estate loans, which increased by $57.7 million, or 7.1%, from December 31, 2020. The majority of the increase in commercial loans resulted from the origination of approximately $70.1 million of additional PPP loans. In addition, consumer loans expanded $1.4 million, or 0.2%. The decrease in the real estate loan portfolio is net of approximately $28.8 million of loans sold in the first quarter of 2021. The economic factors resulting from the COVID-19 pandemic, including but not limited to restrictions on non-essential businesses, may adversely impact loan growth for all or a portion of 2021.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 33.0% of the total loan portfolio at period-end. Commercial property values in Arrow's service area have largely remained stable, however, there remains uncertainty surrounding market conditions due to the pandemic. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal. The temporary closure of nonessential business in New York impacted, and may continue to impact, Arrow's customer base. Government intervention, with programs such as the PPP, may mitigate the economic risk to both Arrow and its customers, however the full impact cannot be determined at this time.
•Consumer Loans: These loans (primarily automobile loans) comprised 32.6% of the total loan portfolio at period-end. Consumer automobile loans at March 31, 2021, were $857 million, or 99.5% of this portfolio segment. In the first three months of 2021, Arrow did not experience any significant increase in the delinquency rate or in the percentage of nonperforming loans in this segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. As of March 31, 2021, the physical sale of vehicles through dealerships is occurring, however, it had been curtailed for a portion of 2020 as part of the response to the COVID-19 pandemic in New York and Vermont, our primary dealer network.
•Residential Real Estate Loans: These loans, including home equity loans, made up 34.5% of the total loan portfolio at period-end. The residential real estate market in Arrow's service area has been stable in recent periods. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. Arrow typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. Sales increased in 2020 and in the first quarter of 2021, due to a variety of factors, including strong demand for residential mortgages in our operating markets, favorable market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions. Due to the COVID-19 pandemic, it is not yet possible to determine the long term economic impact on our residential real estate loan portfolio.

Liquidity and Access to Credit Markets: Arrow has not experienced any liquidity events or special concerns in recent years or thus far in 2021. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term disruptions that may develop as a result of the COVID-19 pandemic such as: reduced cash-flows from the investment and loan portfolios and aggressive funding of programs associated with response efforts.  Interest-bearing cash balances at March 31, 2021 were $406.6 million compared to $106.0 million at March 31, 2020.  Deposit growth provided an abundance of liquidity to fund Arrow's asset growth. However, contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY and FRB, totaling $1.4 billion. The terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 63). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in its litigation escrow account. On December 13, 2019 the Court granted final approval to a settlement in this class action lawsuit. But, on January 3, 2020 an appeal of the final-approved order was filed with the court. It is unknown how long the appeals process will take. When the appeals process is resolved and assuming the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. At March 31, 2021, Glens Falls National held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, the Company has not recognized any economic value for these shares.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	March 31, 2021	At Period-End December 31, 2020	March 31, 2020	$ Change From December	$ Change From March	% Change From December (not annualized)	% Change From March
Interest-Bearing Bank Balances	$406,605	$338,875	$106,004	$67,730	$300,601	20.0%	283.6%
Securities Available-for-Sale	464,089	365,287	378,186	98,802	85,903	27.0%	22.7%
Securities Held-to-Maturity	214,561	218,405	238,520	(3,844)	(23,959)	(1.8)%	(10.0)%
Equity Securities	1,796	1,636	1,689	160	107	9.8%	6.3%
Loans (1)	2,639,243	2,595,030	2,414,193	44,213	225,050	1.7%	9.3%
Allowance for loan losses	26,840	29,232	23,637	(2,392)	3,203	(8.2)%	13.6%
Earning Assets (1)	3,731,654	3,524,582	3,143,971	207,072	587,683	5.9%	18.7%
Total Assets	$3,903,711	$3,688,636	$3,291,332	$215,075	$612,379	5.8%	18.6%
Noninterest-Bearing Deposits	$751,884	$701,341	$489,151	$50,543	$262,733	7.2%	53.7%
Interest-Bearing Checking Accounts	992,486	832,434	793,425	160,052	199,061	19.2%	25.1%
Savings Deposits	1,463,229	1,423,358	1,146,683	39,871	316,546	2.8%	27.6%
Time Deposits over $250,000	100,212	123,622	135,854	(23,410)	(35,642)	(18.9)%	(26.2)%
Other Time Deposits	145,777	153,971	245,892	(8,194)	(100,115)	(5.3)%	(40.7)%
Total Deposits	$3,453,588	$3,234,726	$2,811,005	$218,862	$642,583	6.8%	22.9%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$6,795	$17,486	$57,909	$(10,691)	$(51,114)	(61.1)%	(88.3)%
FHLBNY Advances - Overnight	—	—	—	—	—	—%	—%
FHLBNY Advances - Term	45,000	45,000	50,000	—	(5,000)	—%	(10.0)%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	342,413	334,392	309,398	8,021	33,015	2.4%	10.7%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at March 31, 2021, was $2.6 billion, an increase of $44.2 million, or 1.7%, from the December 31, 2020 level and up by $225.1 million, or 9.3%, from the March 31, 2020 level. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $57.7 million, or 7.1%, during the first three months of 2021. The majority of the increase resulted from the origination of approximately of $70.1 million of additional PPP loans.
•Consumer loans (primarily automobile loans through indirect lending): As of March 31, 2021, these loans, primarily auto loans, increased by $1.4 million, or 0.2%, from the December 31, 2020 balance. The physical sale of vehicles through dealerships in New York State and Vermont has resumed after a pause in early 2020 as a result of the COVID-19 pandemic. However, while certain restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to the continuing effects of the pandemic.
•Residential real estate loans: This segment decreased during the first three months of 2021 by $14.9 million, or 1.6%. In the first three months of 2021, Arrow sold $28.8 million, or 50.9%, of originations. Arrow expects to continue to sell a portion of mortgage loan originations in upcoming periods if market conditions and strategic balance sheet and interest-rate risk management decisions warrant. It is not currently possible to determine the long term economic impact of the COVID-19 pandemic. Historic low interest rates have, however, increased near-term demand for refinancing and new purchase loans, both with existing and new customers.

Changes in Sources of Funds: Deposit balances reached $3.5 billion, up $642.6 million, or 22.9%, from the prior-year level. Deposit growth for the first quarter of 2021 was $218.9 million. Noninterest-bearing deposits represented 21.8% of total deposits at March 31, 2021, compared to 17.4% of total deposits on March 31, 2020. At March 31, 2021, other time deposits were $145.8 million, a decrease of $100.1 million compared to the prior year. Municipal deposits increased $119.5 million, or 15.0% from March 31, 2020.

Municipal Deposits: Fluctuations in balances of interest-bearing checking accounts are largely the result of timing and behavior of municipal deposits.  Municipal deposits on average represent 20% to 25% of total deposits, although slightly higher at March 31, 2021. Municipal deposits are typically placed in interest-bearing checking, savings and various time deposit accounts.
In general, there is a seasonal pattern to municipal deposits which dip to a low point in August each year.  Account balances tend to increase throughout the fall and into early winter from tax deposits, flatten out after the beginning of the ensuing calendar year, and increase again at the end of March from the electronic deposit of NYS Aid payments to school districts.  In addition to seasonal behavior, the overall level of municipal deposit balances fluctuates from year-to-year as a result of local economic factors as well as competition from other banks and non-bank entities. Municipal deposits may also be impacted by increased stimulus payments in response to the COVID-19 pandemic.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2020 to March 31, 2021 (in thousands).

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	3/31/2021	12/31/2020	Change	3/31/2021	12/31/2020	Change
Securities Available-for-Sale:
U.S. Agency Securities	$108,370	$65,112	$43,258	$(1,631)	$110	$(1,741)
State and Municipal Obligations	508	528	(20)	—	—	—
Mortgage-Backed Securities	354,411	298,847	55,564	4,500	7,880	(3,380)
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Total	$464,089	$365,287	$98,802	$2,669	$7,790	$(5,121)

Securities Held-to-Maturity:
State and Municipal Obligations	$197,045	$199,429	$(2,384)	$5,843	$7,077	$(1,234)
Mortgage-Backed Securities	24,315	27,147	(2,832)	956	1,094	(138)
Total	$221,360	$226,576	$(5,216)	$6,799	$8,171	$(1,372)

Equity Securities	$1,796	$1,636	$160	$—	$—	$—

At March 31, 2021, Arrow held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
In the periods referenced above, Mortgage-Backed Securities consisted solely of mortgage pass-through securities and Collateralized Mortgage Obligations ("CMOs") issued or guaranteed by U.S. federal agencies.  Mortgage pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. CMOs are pools of mortgage-backed securities, the repayments on which have generally been separated into two or more components (tranches), where each tranche has a separate estimated life and yield.  Arrow's practice has been to purchase pass-through securities and CMOs that are issued or guaranteed by U.S. federal agencies, and the tranches of CMOs purchased are generally those having shorter average lives and/or durations. Lower market interest rates and/or payment deferrals on underlying loans that make up mortgage-backed security collateral may impact cashflows.
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at March 31, 2021, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at March 31, 2021 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended March 31, 2021.
Arrow's held to maturity debt securities are comprised of U.S. government agencies, U.S. government-sponsored enterprises and state and municipal obligations. U.S. government agencies and U.S. government-sponsored enterprise securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of March 31, 2021.
Change in Net Unrealized Securities Gains (Losses): Nearly all of the change in net unrealized gains or losses during recent periods has been attributable to changes in the market rates during the periods in question, with no change in the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the three month periods ended March 31, 2021 or 2020.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the three month periods ended March 31, 2021 and 2020, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended
Purchases:	3/31/2021	3/31/2020
Available-for-Sale Portfolio
U.S. Agency Securities	$45,000	$—
Mortgage-Backed Securities	85,481	33,201
Total Purchases	$130,481	$33,201

Maturities & Calls	$25,976	$17,444

(In Thousands)	Three Months Ended
Purchases:	3/31/2021	3/31/2020
Held-to-Maturity Portfolio
State and Municipal Obligations	$619	$717

Maturities & Calls	$4,291	$7,075

Loan Trends
The following three tables present, for each of the last five quarters, the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category.

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Commercial	$267,758	$260,527	$276,296	$234,732	$140,486
Commercial Real Estate	579,506	569,309	538,914	530,808	518,931
Consumer	860,954	856,903	841,009	840,734	818,892
Residential Real Estate	910,144	924,095	926,034	911,924	916,037
Total Loans	$2,618,362	$2,610,834	$2,582,253	$2,518,198	$2,394,346

Percentage of Total Quarterly Average Loans

	Quarter Ended
	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Commercial	10.2%	10.0%	9.3%	9.3%	5.9%
Commercial Real Estate	22.1%	21.8%	21.1%	21.1%	21.6%
Consumer	32.9%	32.8%	33.4%	33.4%	34.2%
Residential Real Estate	34.8%	35.4%	36.2%	36.2%	38.3%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Commercial	4.17%	4.50%	3.63%	3.84%	4.52%
Commercial excluding PPP loans	3.91%	3.99%	4.02%	4.04%	4.52%
Commercial Real Estate	3.81%	3.84%	3.91%	4.05%	4.34%
Consumer	3.94%	3.95%	3.95%	3.90%	3.97%
Residential Real Estate	3.79%	3.83%	3.86%	4.08%	4.20%
Total Loans	3.90%	3.94%	3.81%	4.01%	4.18%

The average yield on the loan portfolio decreased to 3.90% for the first quarter of 2021 from 4.18% for the first quarter of 2020. Market rates declined in 2020, which impacted the new loan yields for fixed rate loans, and variable loan yields as these loans reached their repricing dates. Commercial loan yields were affected by PPP loans originated in 2020 and the first quarter of 2021. Commercial loan yields began to rise in the fourth quarter of 2020 due to fees from forgiven PPP loans being recognized in full. Residential real estate yields declined each quarter of 2020 consistent with overall market behavior as well as the effect of variable home equity loans.

Maintenance of High Quality in the Loan Portfolio: There has been no significant fluctuations in the quality of the loan portfolio or any segment thereof. In general, residential real estate loans have historically been underwritten to secondary market standards for prime loans and Arrow has not engaged in subprime mortgage lending as a business line. Similarly, high underwriting standards have generally been applied to commercial and commercial real estate lending operations and generally in the indirect lending program as well. The economic events related to the COVID-19 pandemic, specifically elevated unemployment and the temporary mandated closure of nonessential business, may impact the ability of our borrowers to satisfy their obligations.

Commercial Loans and Commercial Real Estate Loans: Substantially all commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers located in Arrow's regional markets. A portion of the loans in the commercial portfolio have variable rates tied to Prime, LIBOR or FHLBNY rates.
Many of the commercial and commercial real estate loans are in industries that have been heavily impacted by the COVID-19 pandemic. As of March 31, 2021, Arrow originated an additional round of over 600 PPP loans totaling approximately $70.1 million. The PPP loans have an interest rate of 1% and Arrow expects to earn approximately $2.3 million in fees related this additional round of loans. Arrow is recognizing the fees earned over the life of the loan and will accelerate recognition of the fees if the loan is forgiven by the Small Business Administration. Additional government intervention, if any, may mitigate the economic risk to both Arrow and its customers, however, the extent of such intervention and its impact cannot be determined at this time.

Consumer Loans: At March 31, 2021, consumer loans (primarily automobile loans originated through dealerships located in upstate New York and Vermont) continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio. The physical sale of vehicles through dealerships in New York State and Vermont resumed in 2020 and continued into 2021 as certain restrictions have been lifted. Arrow believes, the volume of originations of consumer loans have been impacted, in part, by the COVID-19 pandemic, however, the magnitude of the impact cannot be determined.
New consumer loan volume for the first three months of 2021 was $99.8 million, up from the $95.9 million originated in the first three months of 2020.
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

Residential Real Estate Loans: In recent years, residential real estate loans, including home equity loans, have represented the largest category of the total loan portfolio. Gross originations for residential real estate loans (including refinancings of mortgage loans) for the first three months of 2021 were $56.6 million, as compared to $32.4 million for the first three months of 2020 as a result of historically low interest rates and strong demand for residential real estate. Arrow has also sold portions of these originations in the secondary market. In the first three months of 2021, Arrow sold $28.8 million, or 50.9%, of originations while retaining the mortgage servicing rights. In the first three months of 2020, $8.2 million, or 25.5%, of originations were sold. Sales of loans increased from the previous year, due to a variety of factors, including strong demand for residential mortgages in our operating markets, favorable market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions. Due to the COVID-19 pandemic, it is not yet possible to determine the long term economic impact on our residential real estate loan portfolio.

Deposit Trends
The following tables provide information on trends in the balance and mix of the deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The quarterly average balances of both noninterest-bearing deposits and interest-bearing checking and savings accounts have increased significantly from prior year levels. Time deposits, over $250,000 as well as other time deposits, have decreased over the same period short-term. Market rates have remained at historic lows in the first quarter of 2021.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Noninterest-Bearing Deposits	$698,234	$676,490	$673,181	$624,125	$478,481
Interest-Bearing Checking Accounts	859,972	874,314	764,614	740,284	707,747
Savings Deposits	1,435,555	1,407,837	1,314,241	1,215,296	1,092,980
Time Deposits over $250,000	109,644	115,492	121,027	135,978	126,046
Other Time Deposits	151,410	182,105	209,436	236,749	264,755
Total Deposits	$3,254,815	$3,256,238	$3,082,499	$2,952,432	$2,670,009

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Noninterest-Bearing Deposits	21.5%	20.8%	21.8%	21.1%	17.9%
Interest-Bearing Checking Accounts	26.4	27.0	24.8	25.1	26.5
Savings Deposits	44.2	43.1	42.7	41.2	41.0
Time Deposits over $250,000	3.4	3.5	3.9	4.6	4.7
Other Time Deposits	4.7	5.6	6.8	8.0	9.9
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.10%	0.11%	0.14%	0.17%	0.28%
Savings Deposits	0.16%	0.18%	0.24%	0.39%	0.91%
Time Deposits over $250,000	0.44%	0.70%	0.96%	1.30%	1.70%
Other Time Deposits	0.59%	0.92%	1.09%	1.33%	1.52%
Total Deposits	0.14%	0.18%	0.25%	0.37%	0.68%

During the quarter ended March 31, 2021, the total cost of deposits continued to decrease. In March 2020, the Federal Reserve lowered the target overnight borrowing rate, the "Fed Funds" rate, to a range of 0.00%-0.25% in response to the economic uncertainty related to the COVID-19 pandemic. Although the Fed Funds rate is widely expected to remain unchanged for the foreseeable future, Arrow is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," for further discussion.
Non-Deposit Sources of Funds
Arrow's other sources of funds include securities sold under agreements to repurchase, overnight advances and term advances from the FHLBNY. The securities sold under agreements to repurchase are short-term in nature and are collateralized by investment securities. The term advances from the FHLBNY are fixed rate non-callable advances with original maturities of three to five years.
The $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of March 31, 2021 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 60 of this Report. In the first quarter of 2020, Arrow entered into an interest rate swap agreement to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities.

ASSET QUALITY
The following table presents information related to the allowance and provision for credit losses for the past five quarters.

Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Loan Balances:
Period-End Loans	$2,639,243	$2,595,030	$2,592,455	$2,561,915	$2,414,193
Average Loans, Year-to-Date	2,618,362	2,526,791	2,498,573	2,456,272	2,394,346
Average Loans, Quarter-to-Date	2,618,362	2,610,834	2,582,253	2,518,198	2,394,346
Period-End Assets	3,903,711	3,688,636	3,777,684	3,547,177	3,291,332

Allowance for credit losses, Year-to-Date:
Allowance for credit losses, Beginning of Period	$29,232	$21,187	$21,187	$21,187	21,187
Impact of the Adoption of ASU 2016-13	(1,300)	—	—	—	—
Provision for Credit Losses, YTD	(648)	9,319	8,083	5,812	2,772
Loans Charged-off, YTD	(633)	(1,989)	(1,360)	(968)	(481)
Recoveries of Loans Previously Charged-off	189	715	536	269	159
Net Charge-offs, YTD	(444)	(1,274)	(824)	(699)	$(322)
Allowance for credit losses, End of Period	$26,840	$29,232	$28,446	$26,300	$23,637

Allowance for credit losses, Quarter-to-Date:
Allowance for credit losses, Beginning of Period	$29,232	$28,446	$26,300	$23,637	$21,187
Impact of the Adoption of ASU 2016-13	(1,300)	—	—	—	—
Provision for Credit Losses, QTD	(648)	1,237	2,271	3,040	2,772
Loans Charged-off, QTD	(633)	(630)	(392)	(487)	(481)
Recoveries of Loans Previously Charged-off	189	179	267	110	159
Net Charge-offs, QTD	(444)	(451)	(125)	(377)	(322)
Allowance for credit losses, End of Period	$26,840	$29,232	$28,446	$26,300	$23,637

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$8,087	$6,033	$6,004	$5,461	$4,943
Loans Past Due 90 or More Days and Still Accruing Interest	242	228	121	901	437
Restructured and in Compliance with Modified Terms	97	145	157	150	136
Total Nonperforming Loans	8,426	6,406	6,282	6,512	5,516
Repossessed Assets	242	155	126	116	160
Other Real Estate Owned	—	—	—	595	782
Total Nonperforming Assets	$8,668	$6,561	$6,408	$7,223	$6,458

Asset Quality Ratios:
Allowance to Nonperforming Loans	318.54%	456.32%	452.82%	403.87%	428.52%
Allowance to Period-End Loans	1.02%	1.13%	1.10%	1.03%	0.98%
Provision to Average Loans (Quarter) (1)	(0.10)%	0.19%	0.35%	0.49%	0.47%
Provision to Average Loans (YTD) (1)	(0.10)%	0.37%	0.43%	0.48%	0.47%
Net Charge-offs to Average Loans (Quarter) (1)	0.07%	0.07%	0.02%	0.06%	0.05%
Net Charge-offs to Average Loans (YTD) (1)	0.07%	0.05%	0.04%	0.06%	0.05%
Nonperforming Loans to Total Loans	0.32%	0.25%	0.24%	0.25%	0.23%
Nonperforming Assets to Total Assets	0.22%	0.18%	0.17%	0.20%	0.20%
(1) Annualized

Provision for Credit Losses
Through the provision for credit losses, an allowance for credit losses is maintained that reflects the best estimate of the calculated expected credit losses in Arrow's loan portfolio as of the balance sheet date. Additions are made to the allowance for credit losses through a periodic provision for credit losses. Actual credit losses are charged against the allowance for credit losses when loans are deemed uncollectible and recoveries of amounts previously charged off are recorded as credits to the allowance for credit losses.
Arrow's loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with certain criticized and classified commercial-related relationships. In addition, the independent internal loan review department performs periodic reviews of the credit quality indicators on individual loans in the commercial loan portfolio.
Arrow adopted CECL on January 1, 2021. The transition adjustment includes a $1.3 million decrease to the allowance for credit losses on loans.

In the first quarter of 2021, Arrow recorded a $(648) thousand provision for loan losses. For the the first quarter of 2020, a provision of $2.8 million was recorded.
See Notes 1 and 4 to the unaudited interim consolidated financial statements for additional discuss related to the adoption of CECL.
The ratio of the allowance for credit losses to total loans was 1.02% at March 31, 2021, a decrease from 1.13% at December 31, 2020 and an increase of 4 basis points from 0.98% at March 31, 2020.
The accounting policy relating to the allowance for credit losses is considered to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses in the loan portfolio, and the material effect that such judgments may have on the results of operations. The process for determining the provision for credit losses is described in Note 4 to the unaudited interim consolidated financial statements.

Risk Elements
Nonperforming assets at March 31, 2021 amounted to $8.7 million, up from the $6.6 million total at December 31, 2020 and an increase of $2.2 million, from $6.5 million at March 31, 2020. For the three month periods ended March 31, 2021 and 2020, ratios of nonperforming assets to total assets have remained below the average ratios for the peer group. (See page 45 for a discussion of the peer group.) At December 31, 2020, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.18%, below the 0.52% ratio of the peer group at such date (the latest date for which peer group information is available). At March 31, 2021 the ratio was 0.22%, which is below the most recent ratio for the peer group.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	3/31/2021	12/31/2020	3/31/2020
Commercial Loans	$98	$215	$244
Commercial Real Estate Loans	143	—	—
Residential Real Estate Loans	2,034	1,337	1,632
Consumer Loans - Primarily Indirect Automobile	3,020	7,651	7,015
Total Loans Past Due 30-89 Days and Accruing Interest	$5,295	$9,203	$8,891

At March 31, 2021, the loans in the above-referenced category totaled $5.3 million, a decrease of $3.9 million, or 42.5%, from the $9.2 million of such loans at December 31, 2020. The March 31, 2021 total of non-current loans equaled 0.20% of loans then outstanding, compared to 0.35% at December 31, 2020 and 0.37% at March 31, 2020. The decrease from December 31, 2020 is primarily attributable to a decrease in delinquent automobile loans loans.
The number and dollar amount of performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of the loan portfolio. See the table of Credit Quality Indicators in Note 4 to the unaudited interim consolidated financial statements. Arrow considers all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 4) to be potential problem loans. These loans will continue to be closely monitored and Arrow expects to collect all payments of contractual principal and interest in full on these classified loans. Total nonperforming assets at period-end increased by $2.1 million from December 31, 2020 and $2.2 million from March 31, 2020. The majority of the increase is due to a $2.7 million commercial real estate loan being classified as nonaccrual during the first quarter of 2021.
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
As of March 31, 2021, Arrow held no property in other real estate owned. At this time, Arrow does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.

Loan Deferrals Related to COVID-19 Pandemic
The COVID-19 pandemic has created economic uncertainty resulting in elevated unemployment as well as the temporary closure of nonessential businesses. In the table below, loans deferred by industry sector as the result of the COVID-19 pandemic are presented and compared to total loans by sector as of March 31, 2021. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings. As of March 31, 2021, Arrow originated an additional $70.1 million of PPP loans in 2021. These loans are included in the loan balances by sector as listed below, however, these loans are not considered deferred as of March 31, 2021.

COVID-19 Deferrals by Loan Category at March 31, 2021 (Dollars in Thousands)

	Balances by Sector		Deferrals
	Total	% of Total Loans	Balance	% of Loan Segment	% of Total Loans
Commercial and Commercial Real Estate Loans:
Lessors of Non-Residential Real Estate	$162,269	6.1%	$—	—%	—%
Lessors of Residential Real Estate	136,086	5.2%	—	—%	—%
Health Care and Social Assistance	119,373	4.5%	515	0.1%	—%
Hotels and Motels	115,249	4.4%	2,722	0.3%	0.1%
Arts/Recreation/Restaurants/Vacation Camps	58,551	2.2%	—	—%	—%
Retail	40,233	1.5%	—	—%	—%
Construction & Related	35,588	1.3%	—	—%	—%
Other	202,709	7.7%	7,029	0.7%	0.3%
Total Commercial and Commercial Real Estate Loans	870,058	33.0%	10,266	1.2%	0.4%

Consumer Loans	861,171	32.6%	1,126	0.1%	—%

Residential Real Estate Loans	908,014	34.4%	3,519	0.4%	0.1%

Total Loans	$2,639,243		$14,911		0.6%

Outstanding PPP Loans as of March 31, 2021 (Dollars In Thousands)
PPP Funding to Date	$212,751
Loans Fully Forgiven to Date	(46,701)
Loans Partial Forgiven to Date	(3,287)
Outstanding PPP Loans	$162,763

Income Earned on PPP Loans for the Quarter Ended March 31, 2021 (Dollars In Thousands)
Interest Earned at Rate of 1%	$338
Fees Recognized for the Quarter Ended March 31, 2021	1,003
Income Earned on PPP Loans	$1,341

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
The following table presents the minimum regulatory capital ratios applicable to the holding company and banks under the current Capital Rules:

Capital Ratio	2021
Minimum CET1 Ratio	4.500%
Capital Conservation Buffer ("Buffer")	2.500%
Minimum CET1 Ratio Plus Buffer	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	10.500%
Minimum Leverage Ratio	4.000%

These minimum capital ratios, especially the CET1 ratio (4.5%) and the enhanced Tier 1 risk-based capital ratio (6.0%), represent a heightened and more restrictive capital regime than institutions like Arrow previously had to meet under the prior capital rules.
At March 31, 2021, Arrow's holding company and both of its subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow's holding company and two subsidiary banks, Glens Falls National and Saratoga National, under the current Capital Rules, as of March 31, 2021:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	13.56%	14.39%	15.55%	9.37%
Glens Falls National Bank & Trust Co.	14.08%	14.08%	15.18%	9.02%
Saratoga National Bank & Trust Co.	13.14%	13.14%	14.39%	9.00%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%(1)	8.50%(1)	10.50%(1)	4.00%

(1) Including the fully phased-in 2.50% capital conservation buffer

At March 31, 2021, Arrow and its subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $342.4 million at March 31, 2021, an increase of $8.0 million, or 2.4%, from the December 31, 2020 level of $334.4 million, and an increase of $33.0 million, or 10.7%, from the prior-year level. The increase in stockholders' equity over the first three months of 2021 principally reflected the following factors: (i) $13.3 million of net income for the period, plus (ii) issuance of $937 thousand of common stock through employee benefit and dividend reinvestment plans, plus (iii) cumulative impact of adoption of ASU 2016-13 of $120 thousand; reduced by (iv) other comprehensive income of $2.3 million, and (v) cash dividends of $4.0 million.

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

Stock Repurchase Program: In January 2021, the Board of Directors approved a $5.0 million stock repurchase program, effective for the period January 27, 2021 through December 31, 2021 (the 2021 Repurchase Program), under which management is authorized, in its discretion, to permit Arrow to repurchase up to $5 million of shares of Arrow's common stock, in the open market or in privately negotiated transactions, to the extent management believes Arrow's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of shareholders. As of March 31, 2021, no purchases have occurred under the 2021 Repurchase Program to repurchase Arrow shares. This does not include repurchases of Arrow's Common Stock other than through its 2021 Repurchase Program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

Dividends: The Company's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On April 28, 2021, the Board of Directors declared a 2021 second quarter cash dividend of $0.26 payable on June 15, 2021. Per share amounts and share counts in the following tables have been restated for the September 25, 2020 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2020
First Quarter	$20.18	$36.93	$0.252
Second Quarter	22.87	30.76	0.252
Third Quarter	24.58	29.13	0.252
Fourth Quarter	24.51	32.00	0.260
2021
First Quarter	$28.65	$36.48	$0.260
Second Quarter (dividend payable June 15, 2021)	TBD	TBD	0.260

	Quarter Ended March 31
	2021	2020
Cash Dividends Per Share	$0.260	$0.252
Diluted Earnings Per Share	0.85	0.53
Dividend Payout Ratio	30.59%	47.55%
Total Equity (in thousands)	342,413	$309,398
Shares Issued and Outstanding (in thousands)	15,543	15,432
Book Value Per Share	$22.03	$20.05
Intangible Assets (in thousands)	23,922	23,513
Tangible Book Value Per Share	$20.49	$18.53

LIQUIDITY
The objective of effective liquidity management is to ensure that Arrow has the ability to raise cash when needed at a reasonable cost.  This includes the capability of meeting expected and unexpected obligations to Arrow's customers at any time. Given the uncertain nature of customer demands and the need to maximize earnings, Arrow must have available reasonably priced sources of funds, both on- and off-balance sheet, that can be accessed quickly in time of need. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term disruptions such as reduced cash flows from the investment and loan portfolio, unexpected deposit runoff, or increased loan originations.
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $464.1 million at March 31, 2021, an increase of $98.8 million, from the year-end 2020 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at March 31, 2021 of $406.6 million compared to $338.9 million at December 31, 2020.
In addition to liquidity from cash, short-term investments, investment securities and loans, the Company has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $52 million which were not drawn on during the three months ended March 31, 2021.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At March 31, 2021, Arrow had outstanding collateralized obligations with the FHLBNY of $45 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $838 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At March 31, 2021, there were no outstanding brokered deposits. Arrow paid down $45 million in brokered deposits in the first quarter of 2021. Also, Arrow's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At March 31, 2021, the amount available under this facility was approximately $615 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, the Company believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At March 31, 2021, Arrow's basic liquidity ratio, including FHLBNY collateralized borrowing capacity, was 33.0% of total assets, or $1.13 billion in excess of Arrow's internally-set minimum target ratio of 4%.
Arrow did not experience any significant liquidity constraints in the three month period ended March 31, 2021 and did not experience any such constraints in recent prior years. Arrow has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following accounting standards have been issued and become effective for the Company at a future date:

Arrow has evaluated the accounting standards that have been issued and effective at a future date and determined that these standards will not have a material impact on its financial position or the results of operations.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 Compared With
Three Months Ended March 31, 2020

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	% Change
Net Income	$13,280	$8,127	$5,153	63.4%
Diluted Earnings Per Share	0.85	0.53	0.32	60.4%
Return on Average Assets	1.45%	1.03%	0.42%	40.8%
Return on Average Equity	15.81%	10.66%	5.15%	48.3%

Net income was $13.3 million and diluted earnings per share (EPS) of $.85 for the first quarter of 2021, compared to net income of $8.1 million and diluted EPS of $.53 for the first quarter of 2020. Return on average assets (ROA) for the first quarter of 2021 was 1.45%, up from 1.03% in the first quarter of 2020. In addition, return on average equity (ROE) increased to 15.81% for the first quarter of 2021, from 10.66% in the first quarter of 2020.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	% Change
Interest and Dividend Income	$27,694	$28,226	$(532)	(1.9)%
Interest Expense	1,539	5,220	(3,681)	(70.5)%
Net Interest Income	26,155	23,006	3,149	13.7%
Average Earning Assets(1)	3,546,339	3,030,881	515,458	17.0%
Average Interest-Bearing Liabilities	2,639,240	2,362,515	276,725	11.7%

Yield on Earning Assets(1)	3.17%	3.75%	(0.58)	(15.5)%
Cost of Interest-Bearing Liabilities	0.24	0.89	(0.65)	(73.0)
Net Interest Spread	2.93	2.86	0.07	2.4
Net Interest Margin	2.99	3.05	(0.06)	(2.0)

Net Interest Income excluding PPP loans	$24,814	$23,006	$1,808	7.9%
Net Interest Margin excluding PPP loans	2.84%	3.05%	(0.21)	(6.9)%

(1) Includes Nonaccrual Loans.

Net interest income for the recently completed quarter increased by $3.1 million, or 13.7%, from the first quarter of 2020, due to a variety of factors including; balance sheet growth, lower market rates, and a more favorable funding mix with higher deposit balances. Total loans increased $44.2 million in the first quarter of 2021. At March 31, 2021, deposit balances reached $3.5 billion. Deposit growth for the first quarter of 2021 was $218.9 million and increased $642.6 million, or 22.9%, from the prior-year level. Noninterest-bearing deposits represented 21.8% of total deposits at March 31, 2021, compared to 17.4% of total deposits on March 31, 2020. Net interest margin decreased 6 basis points in the first quarter of 2021 to 2.99%, from 3.05% during the first quarter of 2020. Average earning asset yields were 58 basis points lower as compared to the first quarter of 2020 due primarily to the increased cash balances and lower market rates. The cost of interest-bearing liabilities decreased 65 basis points from the quarter ended March 31, 2020. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 58, the provision for loan losses for the first quarter of 2021 was $(648) thousand, compared to a provision of $2.8 million for the first quarter of 2020.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	% Change
Income From Fiduciary Activities	$2,378	$2,213	$165	7.5%
Fees for Other Services to Customers	2,609	2,451	158	6.4%
Insurance Commissions	1,640	1,632	8	0.5%
Net Gain (Loss) on Securities Transactions	160	(374)	534	142.8%
Net Gain on the Sale of Loans	1,415	213	1,202	564.3%
Other Operating Income	406	1,559	(1,153)	(74.0)%
Total Noninterest Income	$8,608	$7,694	$914	11.9%

Total noninterest income in the current quarter was $8.6 million, an increase of $0.9 million from the comparable quarter of 2020. Income from fiduciary activities for the first quarter of 2021 increased by 7.5% from the first quarter of 2020. Fees for other services to customers were $2.6 million for the first quarter of 2021. Insurance commissions were $1.6 million for the first quarter of 2021 consistent with the first quarter of 2020. Net gain on security transactions of $160 thousand for the first quarter of 2021 was the result in the increase in the fair value of equity securities. Net gain on the sale of loans in the first quarter of 2021 increased by $1.2 million from the first quarter of 2020. See page 52 for the discussion of loan sales. Other operating income decreased $1.2 million from the comparable quarter in 2020, due to a variety of factors. In the first quarter of 2020, Arrow had a gain on the sale of OREO properties of $110 thousand. In the first quarter of 2021, Arrow had a loss on the disposal of fixed assets of $87 thousand. Fees received as part of interest rate swap agreements decreased $866 thousand. Arrow purchased additional bank owned life insurance during 2020 which generated an increase in income of $91 thousand as compared to the prior year comparable quarter.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	% Change
Salaries and Employee Benefits	$11,138	10,383	$755	7.3%
Occupancy Expense of Premises, Net	1,593	1,449	144	9.9%
Technology and Equipment Expense	3,459	3,352	107	3.2%
FDIC and FICO Assessments	270	219	51	23.3%
Amortization	54	58	(4)	(6.9)%
Other Operating Expense	2,164	2,293	(129)	(5.6)%
Total Noninterest Expense	$18,678	$17,754	$924	5.2%
Efficiency Ratio	53.46%	56.42%	(2.96)	(5.2)%

Noninterest expense for the first quarter of 2021 was $18.7 million, an increase of $0.9 million, or 5.2%, from the first quarter of 2020. Salaries and benefit expenses increased $0.8 million, or 7.3%, from the comparable quarter in 2020.
FDIC assessment increased $51 thousand or 23.3%, from the first quarter of 2020 as the result of the increased assets of Arrow's subsidiaries.
Other operating expense decreased $126 thousand, or 5.5%, from the first quarter of 2020. The majority of the decrease, $147 thousand, related to the decrease in the allowance for credit losses on off-balance sheet credit exposures.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	% Change
Provision for Income Taxes	$3,453	$2,047	$1,406	68.7%
Effective Tax Rate	20.6%	20.1%	0.5	2.5%
The increase in the effective tax rate in the first three months ended March 31, 2021 compared to the three-months ended March 31, 2020 was primarily due to the reduction of tax exempt investments held and the related investment income

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of March 31, 2021:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(0.73)%	(1.49)%
Calculated change in Net Interest Income - Year 2	(0.69)%	(14.24)%

Historically, there has existed an inverse relationship between changes in prevailing rates and the Company's net interest income, suggesting that liabilities and sources of funds generally reprice more quickly than earning assets (near-term liability sensitivity). However, when net interest income is simulated over a longer time frame, this exposure is limited, and actually reverses, as asset yields continue to reprice while the cost of funding reaches assumed ceilings or floors (long-term asset sensitivity). Additionally, short-term interest rates are at historic lows, at or near zero. Accordingly, the results in the -100 basis points scenario effectively represents a flattening of the yield curve, with all rate terms dropping to zero, rather than a parallel shift in interest rates across the entire yield curve.
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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective. Arrow adopted ASU No. 2016-13, "Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" on January 1, 2021. Arrow implemented new controls and modified existing controls as part of the adoption. The new controls were implemented to account for the additional complexity of the expected credit loss model, review of economic forecasts, and other assumptions used in the estimation of the model. There were no other changes in Arrow's internal control over financial reporting that occurred during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, Arrow's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.
Legal Proceedings
Except as noted below, Arrow, including its subsidiary banks, is not currently the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of their business. On an ongoing basis, Arrow is often the subject of, or a party to, various legal claims by other parties against Arrow, by Arrow against other parties, or involving Arrow, which arise in the normal course of business. Except as noted below, the various pending legal claims against Arrow will not, in the opinion of management based upon consultation with counsel, result in any material liability.
On July 1, 2020, Daphne Richard, a customer of GFNB filed a putative class action complaint against GFNB in the United States District Court for the Northern District of New York. The complaint alleges that GFNB assessed overdraft fees on certain transactions drawn on her checking account without having sufficiently disclosed its overdraft-fee practices in its account agreement. Ms. Richard, on behalf of two purported classes, seeks compensatory damages, disgorgement of profits, statutory damages, treble damages, enjoinment of the conduct complained of, and costs and fees. The complaint is similar to complaints filed against other financial institutions pertaining to overdraft fees. Arrow denies any wrongdoing and the case is being vigorously defended.
Item 1.A.
Risk Factors
The Risk Factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 continue to represent the most significant risks to the Company's future results of operations and financial conditions, without further modification or amendment.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow during the three months ended March 31, 2021 of common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

First Quarter 2021 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
January	1,282	$30.79	—	$5,000,000
February	1,500	31.87	—	5,000,000
March	13,774	35.84	—	5,000,000
Total	16,556	35.09	—
1 The total number of shares purchased by the Company and the average price paid per share listed in columns (A) and (B) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans in connection with their stock-for-stock exercise of such options and (iii) shares purchased under the publicly-announced 2021 Repurchase Program. In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow through such methods: January - DRIP purchases (1,282 shares); February - DRIP purchases (1,500 shares); and March - DRIP purchases (13,774 shares).
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs. Arrow's only publicly-announced stock repurchase program in effect for the first quarter of 2021 was the 2021 Repurchase Program approved by the Board of Directors and announced in January 2021, under which the Board authorized management, in its discretion, to repurchase from time to time from the period January 27, 2021 through December 31, 2021, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions.

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
10.1
Employment Agreement between the Company and Thomas J. Murphy effective February 1, 2021, incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 1, 2021, Exhibit 10.1*

10.2
Employment Agreement between the Company and Edward J. Campanella effective February 1, 2021, incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 1, 2021, Exhibit 10.2*

10.3
Employment Agreement between the Company and David S. DeMarco effective February 1, 2021, incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 1, 2021, Exhibit 10.3*

10.4
 Employment Agreement between the Company and David D. Kaiser effective February 1, 2021, incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 1, 2021, Exhibit 10.4*

10.5
Employment Agreement between the Company and Andrew J. Wise effective February 1, 2021, incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 1, 2021, Exhibit 10.5*

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
ARROW FINANCIAL CORPORATION
Registrant

May 6, 2021	/s/Thomas J. Murphy
Date	Thomas J. Murphy
President and Chief Executive Officer

May 6, 2021	/s/Edward J. Campanella
Date	Edward J. Campanella
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)