Form 10-Q
period 2021-06-30
ARROW FINANCIAL CORP
filed 2021-08-06
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. __			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2021
Common Stock, par value $1.00 per share	15,575,435

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2021	December 31, 2020	June 30, 2020
ASSETS
Cash and Due From Banks	$44,760	$42,116	$38,267
Interest-Bearing Deposits at Banks	433,468	338,875	215,003
Investment Securities:
Available-for-Sale at Fair Value	437,868	365,287	378,778
Held-to-Maturity (Approximate Fair Value of $210,916 at June 30, 2021; $226,576 at December 31, 2020; and $241,875 at June 30, 2020)	204,490	218,405	233,517
Equity Securities	1,992	1,636	1,583
FHLB and Federal Reserve Bank Stock	5,380	5,349	5,574
Loans	2,644,082	2,595,030	2,561,915
Allowance for Credit Losses	(27,010)	(29,232)	(26,300)
Net Loans	2,617,072	2,565,798	2,535,615
Premises and Equipment, Net	43,268	42,612	41,231
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	2,082	1,950	1,662
Other Assets	83,938	84,735	74,074
Total Assets	$3,896,191	$3,688,636	$3,547,177
LIABILITIES
Noninterest-Bearing Deposits	$761,991	$701,341	$667,585
Interest-Bearing Checking Accounts	977,955	832,434	791,521
Savings Deposits	1,471,591	1,423,358	1,262,102
Time Deposits over $250,000	84,357	123,622	130,935
Other Time Deposits	142,139	153,971	216,630
Total Deposits	3,438,033	3,234,726	3,068,773
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	3,092	17,486	47,599
Federal Home Loan Bank Term Advances	45,000	45,000	50,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	5,193	5,217	5,239
Other Liabilities	31,840	31,815	37,879
Total Liabilities	3,543,158	3,354,244	3,229,490
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at June 30, 2021, December 31, 2020 and June 30, 2020	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (20,194,474 Shares Issued at June 30, 2021 and December 31, 2020 and 19,606,449 at June 30, 2020)	20,194	20,194	19,606
Additional Paid-in Capital	355,195	353,662	336,643
Retained Earnings	60,494	41,899	42,704
Accumulated Other Comprehensive Loss	(2,658)	(816)	(276)
Treasury Stock, at Cost (4,622,797 Shares at June 30, 2021; 4,678,736 Shares at December 31, 2020 and 4,595,891 Shares at June 30, 2020)	(80,192)	(80,547)	(80,990)
Total Stockholders’ Equity	353,033	334,392	317,687
Total Liabilities and Stockholders’ Equity	$3,896,191	$3,688,636	$3,547,177
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$27,014	$25,077	$52,197	$49,951
Interest on Deposits at Banks	103	41	188	165
Interest and Dividends on Investment Securities:
Fully Taxable	1,671	1,871	3,177	4,064
Exempt from Federal Taxes	907	1,013	1,827	2,048
Total Interest and Dividend Income	29,695	28,002	57,389	56,228
INTEREST EXPENSE
Interest-Bearing Checking Accounts	192	310	411	797
Savings Deposits	501	1,173	1,066	3,644
Time Deposits over $250,000	69	438	189	971
Other Time Deposits	156	784	378	1,784
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	1	16	3	38
Federal Home Loan Bank Advances	196	217	389	646
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	171	173	340	401
Interest on Financing Leases	49	49	98	99
Total Interest Expense	1,335	3,160	2,874	8,380
NET INTEREST INCOME	28,360	24,842	54,515	47,848
Provision for Credit Losses	263	3,040	(385)	5,812
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	28,097	21,802	54,900	42,036
NONINTEREST INCOME
Income From Fiduciary Activities	2,589	2,135	4,967	4,348
Fees for Other Services to Customers	2,919	2,278	5,528	4,729
Insurance Commissions	1,626	1,732	3,266	3,364
Net Gain (Loss) on Securities	196	(106)	356	(480)
Net Gain on Sales of Loans	625	547	2,040	760
Other Operating Income	523	578	929	2,137
Total Noninterest Income	8,478	7,164	17,086	14,858
NONINTEREST EXPENSE
Salaries and Employee Benefits	10,845	10,212	21,983	20,595
Occupancy Expenses, Net	1,484	1,345	3,077	2,794
Technology and Equipment Expense	3,710	3,227	7,169	6,579
FDIC Assessments	245	242	515	461
Other Operating Expense	2,803	2,219	5,021	4,570
Total Noninterest Expense	19,087	17,245	37,765	34,999
INCOME BEFORE PROVISION FOR INCOME TAXES	17,488	11,721	34,221	21,895
Provision for Income Taxes	4,209	2,562	7,662	4,609
NET INCOME	$13,279	$9,159	$26,559	$17,286
Average Shares Outstanding [1]:
Basic	15,557	15,441	15,543	15,444
Diluted	15,616	15,448	15,589	15,460
Per Common Share:
Basic Earnings	$0.85	$0.59	$1.71	$1.12
Diluted Earnings	0.85	0.59	1.70	1.12

    1 2020 Share and Per Share Amounts have been restated for the September 25, 2020 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net Income	$13,279	$9,159	$26,559	$17,286
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Securities Holding Gain (Loss) Arising During the Period	1,122	2,021	(2,690)	6,119
Net Unrealized (Loss) Gain on Cash Flow Hedge Agreements	(704)	18	771	(201)
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(23)	—	(43)	—
Amortization of Net Retirement Plan Actuarial Loss	—	58	34	85
Amortization of Net Retirement Plan Prior Service Cost	43	39	86	78
Other Comprehensive Income (Loss)	438	2,136	(1,842)	6,081
Comprehensive Income	$13,717	$11,295	$24,717	$23,367

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Six Month Period Ended June 30, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	$20,194	$353,662	$41,899	$(816)	$(80,547)	$334,392
Cumulative impact of adoption of ASU 2016-13			120	—		120
Balance at January 1, 2021 as adjusted for impact of adoption of ASU 2016-13	20,194	353,662	42,019	(816)	(80,547)	334,512
Net Income	—	—	26,559	—	—	26,559
Other Comprehensive Loss	—	—	—	(1,842)	—	(1,842)
Cash Dividends Paid, $.52 per Share	—	—	(8,084)	—	—	(8,084)
Stock Options Exercised, Net (22,264 Shares)	—	326	—	—	199	525
Shares Issued Under the Directors’ Stock Plan (5,844 Shares)	—	137	—	—	52	189
Shares Issued Under the Employee Stock Purchase Plan (7,917 Shares)	—	175	—	—	71	246
Shares Issued for Dividend Reinvestment Plans (25,015 Shares)	—	688	—	—	223	911
Stock-Based Compensation Expense	—	207	—	—	—	207
Purchase of Treasury Stock (5,101 Shares)	—	—	—	—	(190)	(190)
Balance at June 30, 2021	$20,194	$355,195	$60,494	$(2,658)	$(80,192)	$353,033

	Three Month Period Ended June 30, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at March 31, 2021	$20,194	$354,358	$51,263	$(3,096)	$(80,306)	$342,413
Net Income	—	—	13,279	—	—	13,279
Other Comprehensive Income	—	—	—	438	—	438
Cash Dividends Paid, $.26 per Share	—	—	(4,048)	—	—	(4,048)
Stock Options Exercised, Net (15,337 Shares)	—	232	—	—	137	369
Shares Issued Under the Directors’ Stock Plan (2,672 Shares)	—	67	—	—	24	91
Shares Issued Under the Employee Stock Purchase Plan (3,648 Shares)	—	89	—	—	33	122
Shares Issued for Dividend Reinvestment Plans (12,366 Shares)	—	346	—	—	110	456
Stock-Based Compensation Expense	—	103	—	—	—	103
Purchase of Treasury Stock (5,101 Shares)	—	—	—	—	(190)	(190)
Balance at June 30, 2021	$20,194	$355,195	$60,494	$(2,658)	$(80,192)	$353,033

	Six Month Period Ended June 30, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2019	$19,606	335,355	33,218	$(6,357)	$(80,094)	$301,728
Net Income	—	—	17,286	—	—	17,286
Other Comprehensive Income	—	—	—	6,081	—	6,081
Cash Dividends Paid, $.505 per Share [1]	—	—	(7,800)	—	—	(7,800)
Stock Options Exercised, Net (17,155 Shares)	—	237	—	—	171	408
Shares Issued Under the Directors’ Stock Plan (4,245 Shares)	—	83	—	—	42	125
Shares Issued Under the Employee Stock Purchase Plan (8,958 Shares)	—	176	—	—	89	265
Shares Issued for Dividend Reinvestment Plans (32,030 Shares)	—	583	—	—	309	892
Stock-Based Compensation Expense	—	209	—	—	—	209
Purchase of Treasury Stock (50,021 Shares)	—	—	—	—	(1,507)	(1,507)
Balance at June 30, 2020	$19,606	$336,643	$42,704	$(276)	$(80,990)	$317,687

	Three Month Period Ended June 30, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at March 31, 2020	$19,606	$336,021	$37,441	$(2,412)	$(81,258)	$309,398
Net Income	—	—	9,159	—	—	9,159
Other Comprehensive Income	—	—	—	2,136	—	2,136
Cash Dividends Paid, $.252 per Share [1]	—	—	(3,896)	—	—	(3,896)
Stock Options Exercised, Net (2,873 Shares)	—	38	—	—	27	65
Shares Issued Under the Directors’ Stock Plan (4,245 Shares)	—	83	—	—	42	125
Shares Issued Under the Employee Stock Purchase Plan (5,310 Shares)	—	92	—	—	52	144
Shares Issued for Dividend Reinvestment Plans (16,029 Shares)	—	303	—	—	147	450
Stock-Based Compensation Expense	—	106	—	—	—	106
Balance at June 30, 2020	$19,606	$336,643	$42,704	$(276)	$(80,990)	$317,687

1 Cash dividends paid per share have been adjusted for the September 25, 2020 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended June 30,
Cash Flows from Operating Activities:	2021	2020
Net Income	$26,559	$17,286
Provision for Credit Losses	(385)	5,812
Depreciation and Amortization	3,952	3,499
Net (Gain) Loss on Securities Transactions	(356)	480
Loans Originated and Held-for-Sale	(40,854)	(33,590)
Proceeds from the Sale of Loans Held-for-Sale	51,987	22,493
Net Gain on the Sale of Loans	(2,040)	(760)
Net Loss (Gain) on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	45	(97)
Contributions to Retirement Benefit Plans	(291)	(370)
Deferred Income Tax Benefit	(9)	(1,742)
Shares Issued Under the Directors’ Stock Plan	189	125
Stock-Based Compensation Expense	207	209
Tax Benefit from Exercise of Stock Options	41	33
Net Increase in Other Assets	(842)	(1,086)
Net Increase in Other Liabilities	1,890	3,564
Net Cash Provided By Operating Activities	40,093	15,856
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	53,087	42,640
Purchases of Securities Available-for-Sale	(130,481)	(56,832)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	17,281	16,186
Purchases of Securities Held-to-Maturity	(3,704)	(5,006)
Net Increase in Loans	(59,778)	(164,764)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	877	804
Purchase of Premises and Equipment	(2,404)	(2,040)
Net (Increase) Decrease in FHLB and Federal Reserve Bank Stock	(31)	4,743
Net Cash Used By Investing Activities	(125,153)	(164,269)
Cash Flows from Financing Activities:
Net Increase in Deposits	203,307	452,719
Net Decrease in Short-Term Federal Home Loan Bank Borrowings	—	(130,000)
Net Decrease in Short-Term Borrowings	(14,394)	(3,500)
Finance Lease Payments	(24)	(15)
Federal Home Loan Bank Advances	—	40,000
Repayments of Federal Home Loan Bank Term Advances	—	(20,000)
Purchase of Treasury Stock	(190)	(1,507)
Stock Options Exercised, Net	525	408
Shares Issued Under the Employee Stock Purchase Plan	246	265
Shares Issued for Dividend Reinvestment Plans	911	892
Cash Dividends Paid	(8,084)	(7,800)
Net Cash Provided By Financing Activities	182,297	331,462
Net Increase in Cash and Cash Equivalents	97,237	183,049
Cash and Cash Equivalents at Beginning of Period	380,991	70,221
Cash and Cash Equivalents at End of Period	$478,228	$253,270

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$3,038	$8,896
Income Taxes	6,960	5,044
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	713	133

See Notes to Unaudited Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow, the Company, we, or us), the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2021, December 31, 2020 and June 30, 2020; the results of operations for the six month periods ended June 30, 2021 and 2020; the consolidated statements of comprehensive income for the six month periods ended June 30, 2021 and 2020; the changes in stockholders' equity for the six month periods ended June 30, 2021 and 2020; and the cash flows for the six month periods ended June 30, 2021 and 2020. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2020 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Allowance for Credit Losses – Loans
Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaces the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Loan losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.
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
Historical credit loss experience for both Arrow and segment-specific peers provides the basis for the estimation of expected credit losses. The Company utilized regression analyses of peer data, of which the Company is included, where observed credit losses and selected economic factors were utilized to determine suitable loss drivers for modeling lifetime probability of default (PD) rates. Arrow uses the discounted cash flow (DCF) method to estimate expected credit losses for the commercial, commercial real estate, and residential segments. For each of these loan segments, Arrow generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, PD, and segment-specific loss given default (LGD) risk factors. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions.

For the loan segments utilizing the DCF method, (commercial, commercial real estate, and residential) management utilizes externally developed economic forecasts of the following economic factors as loss drivers: national unemployment, gross domestic product and home price index (HPI). The economic forecast is applied over a reasonable and supportable forecast period. Arrow utilizes a six quarter reasonable and supportable forecast period with an eight quarter reversion to the historic mean on a straight-line basis.
The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (NPV). An allowance for credit loss is established for the difference between the instrument’s NPV and amortized cost basis. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring (TDR) will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by Arrow.
Arrow uses the vintage analysis method to estimate expected credit losses for the consumer loan segment. The vintage method was selected since the loans within the consumer loan segment are homogeneous, not just by risk characteristic, but loan structure. The loss rate is applied to the loan origination amounts. Arrow maintains, over the life of the loan, the loss curve by vintage year. If estimated losses computed by the vintage method need to be adjusted based on current conditions and the reasonable and supportable economic forecast, these adjustments may be incorporated over a six quarter reasonable and supportable forecast period, reverting to historical losses using a straight-line method over an eight quarter period.
The vintage and DCF models also consider the need to qualitatively adjust expected loss estimates for information not already captured in the quantitative loss estimation process. Qualitative considerations include limitations inherent in the quantitative model; trends experienced in nonperforming and delinquent loans; changes in value of underlying collateral; changes in lending policies and procedures; nature and composition of loans; portfolio concentrations that may affect loss experience across one or more components or the portfolio; the experience, ability and depth of lending management and staff; Arrow's credit review system; and the effect of external factors such as competition, legal and regulatory requirements. These qualitative factor adjustments may increase or decrease Arrow's estimate of expected credit losses so that the allowance for credit loss is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.
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

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities
Arrow estimates expected credit losses over the contractual period in which Arrow has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by Arrow. The allowance for credit losses on off-balance sheet credit exposures recognized in other liabilities, is adjusted as an expense in other noninterest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. Estimating credit losses on unfunded commitments requires the Bank to consider the following categories of off-balance sheet credit exposure: unfunded commitments to extend credit, unfunded lines of credit, and standby letters of credit. Each of these unfunded commitments is then analyzed for a probability of funding to calculate a probable funding amount. The life of loan loss factor by related portfolio segment from the loan allowance for credit loss calculation is then applied to the probable funding amount to calculate the estimated credit losses on off-balance sheet credit exposures recognized as other liabilities.

Allowance for Credit Losses – Held to Maturity (HTM) Debt Securities
Arrow's HTM debt securities are also required to utilize the CECL approach to estimate expected credit losses. Management measures expected credit losses on HTM debt securities on a collective basis by major security types that share similar risk characteristics, such as financial asset type and collateral type adjusted for current conditions and reasonable and supportable forecasts. Management classifies the HTM portfolio into the following major security types: U.S. government agency or U.S. government sponsored mortgage-backed and collateralized mortgage obligations securities, and state and municipal debt securities.
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

Allowance for Credit Losses – Available for Sale (AFS) Debt Securities
The impairment model for AFS debt securities differs from the CECL approach utilized by HTM debt securities since AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Bank first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, in making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, failure of the issuer of the debt security to make scheduled interest or principal payments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. The cash flows are estimated using information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

The following accounting standards have been adopted in the first six months of 2021:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all related subsequent amendments thereto. ASU 2016-13 introduces new guidance that make substantive changes to the accounting for credit losses. ASU 2016-13 introduces the CECL model, which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. ASU 2016-13 also modifies certain provisions of the current other-than-temporary impairment model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security’s amortized cost basis and its fair value and will be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. ASU 2016-13 also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. ASU 2016-13 requires expanded disclosures including, but not limited to, (1) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management’s estimate and the reasons for those changes, (2) financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (3) a rollforward of the allowance for credit losses for HTM and AFS securities. The standard also changes the accounting for purchased credit-impaired debt securities and loans. ASU 2016-13 was effective for the Company on January 1, 2020. As permitted by the CARES Act, Arrow deferred the adoption of the CECL methodology in determining credit losses until January 1, 2021. Management expects that the CECL model may create more volatility in the level of our allowance for loan losses from quarter to quarter as changes in the level of allowance for loan losses will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality.
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

Note 2. CASH AND CASH EQUIVALENTS (In Thousands)

The following table is the schedule of Cash and Cash Equivalents at June 30, 2021, December 31, 2020 and June 30, 2020.
	June 30, 2021	December 31, 2020	June 30, 2020
Cash and Due From Banks	$44,760	$42,116	$38,267
Interest-Bearing Deposits at Banks	433,468	338,875	215,003
Total Cash and Cash Equivalents	$478,228	380,991	253,270

Supplemental Information:
Total required reserves, including vault cash and Federal Reserve Bank deposits [1]	$—	$—	$—
Restricted cash pledged as collateral related to swap agreements and included in Cash and Due From Banks	$—	$500	$1,850

1.
Until March 2020, Arrow was required to maintain reserve balances with the Federal Reserve Bank of New York. In March 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent to free up liquidity in the banking industry to support lending to households and businesses.

Note 3.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at June 30, 2021, December 31, 2020 and June 30, 2020:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
June 30, 2021
Available-For-Sale Securities, at Amortized Cost	$110,001	$400	$322,291	$1,000	$433,692
Gross Unrealized Gains	114	—	6,052	—	6,166
Gross Unrealized Losses	(950)	—	(840)	(200)	(1,990)
Available-For-Sale Securities, at Fair Value	109,165	400	327,503	800	437,868
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					313,856

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$—	$—	$151	$—	$151
From 1 - 5 Years	65,001	40	317,313	—	382,354
From 5 - 10 Years	45,000	360	4,827	1,000	51,187
Over 10 Years	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$—	$—	$159	$—	$159
From 1 - 5 Years	64,280	40	322,490	—	386,810
From 5 - 10 Years	44,885	360	4,854	800	50,899
Over 10 Years	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$104,050	$—	$94,645	$—	$198,695
12 Months or Longer	—	—	—	800	800
Total	$104,050	$—	$94,645	$800	$199,495
Number of Securities in a Continuous Loss Position	14	—	13	1	28

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$950	$—	$840	$—	$1,790
12 Months or Longer	—	—	—	200	200
Total	$950	$—	$840	$200	$1,990

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$110,001
US Agency Obligations, at Fair Value	109,165
US Government Agency Securities, at Amortized Cost			$10,949
US Government Agency Securities, at Fair Value			11,040
Government Sponsored Entity Securities, at Amortized Cost			311,342
Government Sponsored Entity Securities, at Fair Value			316,463

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2020
Available-For-Sale Securities, at Amortized Cost	$65,002	$528	$290,967	$1,000	$357,497
Gross Unrealized Gains	184	—	7,934	—	8,118
Gross Unrealized Losses	(74)	—	(54)	(200)	(328)
Available-For-Sale Securities, at Fair Value	65,112	528	298,847	800	365,287
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					244,411

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$29,926	$—	$—	$—	$29,926
12 Months or Longer	—	—	4,882	800	5,682
Total	$29,926	$—	$4,882	$800	$35,608
Number of Securities in a Continuous Loss Position	4	—	1	1	6

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$74	$—	$—	$—	$74
12 Months or Longer	—	—	54	200	254
Total	$74	$—	$54	$200	$328

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$65,002
US Agency Obligations, at Fair Value	65,112
US Government Agency Securities, at Amortized Cost			$12,696
US Government Agency Securities, at Fair Value			12,683
Government Sponsored Entity Securities, at Amortized Cost			278,271
Government Sponsored Entity Securities, at Fair Value			286,164

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
June 30, 2020
Available-For-Sale Securities, at Amortized Cost	$5,002	$593	$363,339	$1,000	$369,934
Gross Unrealized Gains	190	—	9,278	—	9,468
Gross Unrealized Losses	—	—	(424)	(200)	(624)
Available-For-Sale Securities, at Fair Value	5,192	593	372,193	800	378,778
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					240,747

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$28,008	$—	$28,008
12 Months or Longer	—	—	57,482	800	58,282
Total	$—	$—	$85,490	$800	$86,290
Number of Securities in a Continuous Loss Position	—	—	27	1	28

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$82	$—	$82
12 Months or Longer	—	—	342	200	542
Total	$—	$—	$424	$200	$624

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$5,002
US Agency Obligations, at Fair Value	5,192
US Government Agency Securities, at Amortized Cost			$73,546
US Government Agency Securities, at Fair Value			73,193
Government Sponsored Entity Securities, at Amortized Cost			289,793
Government Sponsored Entity Securities, at Fair Value			299,000

At June 30, 2021, there was no allowance for credit losses for the available for sale securities portfolio.

The following table is the schedule of Held-To-Maturity Securities at June 30, 2021, December 31, 2020 and June 30, 2020:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
June 30, 2021
Held-To-Maturity Securities, at Amortized Cost	$183,842	$20,648	$204,490
Gross Unrealized Gains	5,544	882	6,426
Gross Unrealized Losses	—	—	—
Held-To-Maturity Securities, at Fair Value	189,386	21,530	210,916
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			184,213

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$23,604	$1,572	$25,176
From 1 - 5 Years	141,355	19,076	160,431
From 5 - 10 Years	18,016	—	18,016
Over 10 Years	867	—	867

Maturities of Debt Securities, at Fair Value:
Within One Year	$23,805	$1,610	$25,415
From 1 - 5 Years	145,844	19,920	165,764
From 5 - 10 Years	18,864	—	18,864
Over 10 Years	873	—	873

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—

Number of Securities in a Continuous Loss Position	—	—	—

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$7,152
US Government Agency Securities, at Fair Value		7,394
Government Sponsored Entity Securities, at Amortized Cost		13,496
Government Sponsored Entity Securities, at Fair Value		14,136

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2020
Held-To-Maturity Securities, at Amortized Cost	$192,352	$26,053	$218,405
Gross Unrealized Gains	7,080	1,094	8,174
Gross Unrealized Losses	(3)	—	(3)
Held-To-Maturity Securities, at Fair Value	199,429	27,147	226,576
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			211,176

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,513	$—	$1,513
12 Months or Longer	—	—	—
Total	$1,513	$—	$1,513
Number of Securities in a Continuous Loss Position	4	—	4

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3	$—	$3
12 Months or Longer	—	—	—
Total	$3	$—	$3

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$9,440
US Government Agency Securities, at Fair Value		9,762
Government Sponsored Entity Securities, at Amortized Cost		16,613
Government Sponsored Entity Securities, at Fair Value		17,385

June 30, 2020
Held-To-Maturity Securities, at Amortized Cost	$201,592	$31,925	$233,517
Gross Unrealized Gains	7,056	1,438	8,494
Gross Unrealized Losses	(136)	—	(136)
Held-To-Maturity Securities, at Fair Value	208,512	33,363	241,875
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			227,528

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,433	$—	$1,433
12 Months or Longer	1,358	—	1,358
Total	$2,791	$—	$2,791
Number of Securities in a Continuous Loss Position	8	—	8

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$87	$—	$87
12 Months or Longer	49	—	49
Total	$136	$—	$136

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$11,706
US Government Agency Securities, at Fair Value		12,131
Government Sponsored Entity Securities, at Amortized Cost		20,219
Government Sponsored Entity Securities, at Fair Value		21,232

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for June 30, 2021, December 31, 2020 and June 30, 2020, do not reflect any deterioration of the credit worthiness of the issuing entities.
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at June 30, 2021, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at June 30, 2021 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended June 30, 2021.
Arrow's held to maturity debt securities are comprised of U.S. government agencies, U.S. government-sponsored enterprises or state and municipal obligations. U.S. government agencies and U.S. government-sponsored enterprise securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of June 30, 2021.

The following table is the schedule of Equity Securities at June 30, 2021, December 31, 2020 and June 30, 2020:

Equity Securities

	June 30, 2021	December 31, 2020	June 30, 2020
Equity Securities, at Fair Value	$1,992	$1,636	$1,583

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the six month period ended June 30, 2021 and 2020:

	Quarterly Period Ended:		Year-to-Date Period Ended:
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Gain (Loss) on Equity Securities	$196	$(106)	$356	$(480)
Less: Net gain (loss) recognized during the reporting period on equity securities sold during the period	—	—	—	—
Unrealized net gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$196	$(106)	$356	$(480)

Note 4.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of June 30, 2021, and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $1,992, $11,085 and $12,007 as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2021
Loans Past Due 30-59 Days	$157	$—	$3,508	$314	$3,979
Loans Past Due 60-89 Days	—	—	1,610	1,462	3,072
Loans Past Due 90 or more Days	50	1,641	456	1,904	4,051
Total Loans Past Due	207	1,641	5,574	3,680	11,102
Current Loans	242,583	596,601	886,975	906,821	2,632,980
Total Loans	$242,790	$598,242	$892,549	$910,501	$2,644,082

December 31, 2020
Loans Past Due 30-59 Days	$102	$—	$4,976	$261	$5,339
Loans Past Due 60-89 Days	113	—	2,713	1,279	4,105
Loans Past Due 90 or more Days	78	1,658	1,379	1,224	4,339
Total Loans Past Due	293	1,658	9,068	2,764	13,783
Current Loans	240,261	570,129	850,700	920,157	2,581,247
Total Loans	$240,554	$571,787	$859,768	$922,921	$2,595,030

June 30, 2020
Loans Past Due 30-59 Days	$172	$—	$4,696	$194	$5,062
Loans Past Due 60-89 Days	128	—	3,227	481	3,836
Loans Past Due 90 or more Days	116	1,481	1,572	1,637	4,806
Total Loans Past Due	416	1,481	9,495	2,312	13,704
Current Loans	276,255	531,551	818,998	921,407	2,548,211
Total Loans	$276,671	$533,032	$828,493	$923,719	$2,561,915

Schedule of Non Accrual Loans by Category
		Commercial
June 30, 2021	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$159	$436	$595
Nonaccrual Loans	69	4,425	401	2,207	7,102
Nonaccrual With No Allowance for Credit Loss	69	1,641	401	2,207	4,318
Interest Income on Nonaccrual Loans	—	—	—	—	—

December 31, 2020
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$184	$—	$44	$228
Nonaccrual Loans	78	1,475	1,470	3,010	6,033

June 30, 2020
Loans 90 or More Days Past Due and Still Accruing Interest	$8	$237	$505	$151	$901
Nonaccrual Loans	163	1,439	1,304	2,555	5,461

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

Residential - Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. Arrow originates fixed-rate and adjustable-rate one-to-four-family residential real estate loans for the construction, purchase of real estate or refinancing of an existing mortgage. These loans are collateralized primarily by owner-occupied properties generally located in Arrow's market area. Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 80% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance. Arrow’s underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals, and a review of the borrower’s financial condition. Mortgage title insurance and hazard insurance are normally required. It is Arrow's general practice to underwrite residential real estate loans to secondary market standards. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period. In addition, the Company offers fixed home equity loans, as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Arrow's policy allows for a maximum loan to value ratio of 80%, although periodically higher advances are allowed.  Arrow originates home equity lines of credit and second mortgage loans (loans secured by a second junior lien position on one-to-four-family residential real estate).  Risk is generally reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2021:

June 30, 2021	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	3,913	3,913
Consumer	—	—	—
Residential	677	—	677
Total	$677	$3,913	$4,590

Allowance for Credit Losses

As mentioned in Note 1 Accounting Policies, Arrow adopted CECL on January 1, 2021.
Loan segments were selected by class code and application code to ensure each segment is comprised of loans with homogenous loan characteristics and similar risk profiles. The resulting loan segments are commercial - non-PPP, commercial PPP, commercial real estate, consumer and residential real estate loans. The consumer segment is mainly comprised of automobile loans, and since they are relatively short-term in nature, with similar dollar amounts and collateral, the vintage analysis method was selected to determine the credit loss reserve. The vintage method utilizes Arrow loan data exclusively as the method calculates a loss rate based on the total origination balance of the loans by year and the charge-off and recovery rate of the same origination year. Arrow maintains, over the life of the loan, the loss curve by vintage year. The discounted cash flow method (DCF) is used to calculate the reserve for credit losses for the commercial, commercial real estate and residential real estate segments. Please see Note 1 for a full explanation.
The June 30, 2021 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflected economic improvement with a reduction of approximately 0.5% in the national unemployment rate during the six-quarter forecast period, while forecasted gross domestic product declined approximately 0.9%. The home price index forecast remained mostly flat from the previous quarter level. Key assumptions utilized in the CECL calculation include loan segmentation, loan loss regression analysis, reasonable and supportable forecast period, reversion period, discounted cash flow inputs including economic forecast data and prepayment and curtailment speeds and qualitative factors. Key assumptions are reviewed and approved on a quarterly basis. The second quarter provision for credit losses of $263 thousand is the result of the addition of a sub-segmentation of PPP loans from the commercial loan segment, updated prepayment speed assumptions and the latest economic forecasts. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of June 30, 2021.

The following table details activity in the allowance for credit losses on loans for the three and six months ended June 30, 2021 and June 30, 2020. Arrow adopted ASU 2016-13 on January 1, 2021. Results for the periods beginning after January 1, 2021 are presented under ASC 326 and prior periods continue to be reported in accordance with previously applicable US GAAP.

Allowance for Credit Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Rollforward of the Allowance for Credit Losses for the Quarterly Period:
March 31, 2021	$4,297	$11,944	$2,429	$8,170	$26,840
Charge-offs	(17)	—	(426)	—	(443)
Recoveries	—	—	350	—	350
Provision	(2,039)	1,662	90	550	263
June 30, 2021	$2,241	$13,606	$2,443	$8,720	$27,010

December 31, 2020	$2,173	$9,990	$11,562	$5,507	$29,232
Impact of Adoption ASC 326	2,084	2,064	(9,383)	3,935	(1,300)
Balance as of January 1, 2021 as adjusted for ASU 2016-13	4,257	12,054	2,179	9,442	27,932
Charge-offs	(20)	—	(1,053)	(3)	(1,076)
Recoveries	—	—	539	—	539
Provision	(1,996)	1,552	778	(719)	(385)
June 30, 2021	$2,241	$13,606	$2,443	$8,720	$27,010

Allowance for Loan Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Rollforward of the Allowance for Loan Losses for the Quarterly Period:
March 31, 2020	$1,639	$7,065	$10,004	$4,929	$23,637
Charge-offs	(6)	—	(431)	(50)	$(487)
Recoveries	3	—	107	—	$110
Provision	281	1,296	959	504	$3,040
June 30, 2020	$1,917	$8,361	$10,639	$5,383	$26,300

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. The Day 1 adoption of ASU 2016-13, created an allowance for credit loss on off-balance sheet exposures recognized as other liabilities of $1.1 million. Subsequent changes in this allowance are reflected in other operating expenses within the non-interest expense category. As of June 30, 2021, the total unfunded commitment off-balance sheet credit exposure was $1.5 million.

Individually Evaluated Loans

All loans not included in the vintage analysis method that exceed $250,000, which are on nonaccrual status, are evaluated on an individual basis. Arrow made the policy election to apply a practical expedient for collateral dependent financial assets when the borrower is experiencing financial difficulty and the repayment is expected through the sale of the collateral. This allows Arrow to use fair value of the collateral at the reporting date adjusted for estimated cost to sell when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operating of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. As of June 30, 2021, there were six total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $4.6 million and only one loan had an allowance for credit loss of $616 thousand.

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
June 30, 2021
Ending Loan Balance - Collectively Evaluated	$242,790	$594,329	$892,549	$909,824	$2,639,492
Allowance for Credit Losses - Loans Collectively Evaluated	2,241	12,990	2,443	8,720	26,394

Ending Loan Balance - Individually Evaluated	—	3,913	—	677	4,590
Allowance for Credit Losses - Loans Individually Evaluated	—	616	—	—	616

The following table presents information pertaining to the allowance for loan losses as of December 31, 2020 and June 30, 2020, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13:

Allowance for Loan Losses - Collectively and Individually Evaluated for Impairment
	Commercial	Commercial Real Estate	Consumer	Residential	Total
December 31, 2020
Ending Loan Balance - Collectively Evaluated for Impairment	$240,507	$570,659	$859,657	$921,504	$2,592,327
Allowance for Loan Losses - Loans Collectively Evaluated for Impairment	2,154	9,990	11,562	5,485	$29,191
Ending Loan Balance - Individually Evaluated for Impairment	47	1,128	111	1,417	2,703
Allowance for Loan Losses - Loans Individually Evaluated for Impairment	19	—	—	22	41

June 30, 2020
Ending Loan Balance - Collectively Evaluated for Impairment	$276,620	$531,898	$828,377	$922,767	$2,559,662
Allowance for Loan Losses - Loans Collectively Evaluated for Impairment	1,898	8,361	10,639	5,346	26,244
Ending Loan Balance - Individually Evaluated for Impairment	51	1,134	116	952	2,253
Allowance for Loan Losses - Loans Individually Evaluated for Impairment	19	—	—	37	56

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

Loan Credit Quality Indicators

The following table presents credit quality indicators by total loans amortized cost basis by origination year as of June 30, 2021.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
June 30, 2021	2021	2020	2019	2018	2017	Prior
Commercial:
Risk rating
Satisfactory	$98,633	$64,854	$15,714	$14,316	$9,067	$11,486	$14,083	$—	$228,153
Special mention	—	666	58	—	—	50	—	—	774
Substandard	143	9,458	667	—	39	3,509	47	—	13,863
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$98,776	$74,978	$16,439	$14,316	$9,106	$15,045	$14,130	$—	$242,790

Commercial Real Estate:
Risk rating
Satisfactory	$68,576	$297,152	$49,458	$40,229	$24,142	$66,277	$2,145	$—	$547,979
Special mention	—	20,380	1,982	—	140	1,127	—	—	23,629
Substandard	6,923	5,990	3,981	132	—	9,584	24	—	26,634
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$75,499	$323,522	$55,421	$40,361	$24,282	$76,988	$2,169	$—	$598,242

Consumer:
Risk rating
Performing	$219,782	$292,852	$198,930	$115,042	$45,994	$18,941	$449	$—	$891,990
Nonperforming	28	158	145	118	87	23	—	—	559
Total Consumer Loans	$219,810	$293,010	$199,075	$115,160	$46,081	$18,964	$449	$—	$892,549

Residential:
Risk rating
Performing	$70,131	$156,496	$107,323	$100,447	$103,671	$246,277	$123,514	$—	$907,859
Nonperforming	—	203	436	27	148	1,796	32	—	2,642
Total Residential Loans	$70,131	$156,699	$107,759	$100,474	$103,819	$248,073	$123,546	$—	$910,501

Total Loans	$464,216	$848,209	$378,694	$270,311	$183,288	$359,070	$140,294	$—	$2,644,082

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

The following table presents information pertaining to loan credit quality indicators as of December 31, 2020 and June 30, 2020, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13:

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

Impaired Loans

The following table presents information on impaired loans as of December 31, 2020 and June 30, 2020 based on whether the impaired loan has a recorded related allowance or has no recorded related allowance, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2020
Recorded Investment:
With No Related Allowance	$—	$1,124	$112	$1,174	$2,410
With a Related Allowance	46	—	—	244	290
Unpaid Principal Balance:
With No Related Allowance	—	1,128	111	1,174	2,413
With a Related Allowance	47	—	—	244	291

June 30, 2020
Recorded Investment:
With No Related Allowance	$3	$1,130	$116	$697	$1,946
With a Related Allowance	46	—	—	256	302
Unpaid Principal Balance:
With No Related Allowance	3	1,134	116	697	$1,950
With a Related Allowance	47	—	—	256	303

June 30, 2020
Average Recorded Balance:
With No Related Allowance	$2	$565	$112	$698	$1,377
With a Related Allowance	40	—	—	258	298
Interest Income Recognized:
With No Related Allowance	—	10	—	—	10
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At December 31, 2020 and June 30, 2020, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above represents income earned after the loan became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where interest income was recognized on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated.

Loans Modified in Trouble Debt Restructurings During the Period
Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
June 30, 2021
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

In general, prior to the novel coronavirus (COVID-19) pandemic, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of June 30, 2021. The Consolidated Appropriations Act, 2021 extended certain provisions of the CARES Act including, if a short-term loan modification (e.g. six months) is made for a borrower as the result of the COVID-19 pandemic, and who was current on contractual payments as of December 31, 2019, this modification is not considered a TDR.

Note 5.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of June 30, 2021, December 31, 2020 and June 30, 2020:

Commitments to Extend Credit and Letters of Credit
	June 30, 2021	December 31, 2020	June 30, 2020
Notional Amount:
Commitments to Extend Credit	$434,434	$399,882	$378,430
Standby Letters of Credit	3,399	3,703	3,276
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	10	28	29

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at June 30, 2021, December 31, 2020 and June 30, 2020 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at June 30, 2021, December 31, 2020 and June 30, 2020, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
In the normal course of business, Arrow and its subsidiary banks become involved in a variety of routine legal proceedings.  At present, there are no legal proceedings pending or threatened, which in the opinion of management and counsel, would result in a material loss to Arrow, except as noted below.
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
On July 1, 2020, Daphne Richard, a customer of GFNB filed a putative class action complaint against GFNB in the United States District Court for the Northern District of New York. The complaint alleges that GFNB assessed overdraft fees on certain transactions drawn on her checking account without having sufficiently disclosed its overdraft-fee practices in its account agreement. Ms. Richard, on behalf of two purported classes, seeks compensatory damages, disgorgement of profits, statutory damages, treble damages, enjoinment of the conduct complained of, and costs and fees. The complaint is similar to complaints filed against other financial institutions pertaining to overdraft fees. Arrow denies any wrongdoing and the case is being vigorously defended. The case has been referred to mediation, which the Court has ordered to be completed by October 29, 2021.

Note 6.    COMPREHENSIVE INCOME (LOSS) (In Thousands)

The following table presents the components of other comprehensive income (loss) for the three and six month periods ended June 30, 2021 and 2020:

Schedule of Comprehensive Income (Loss)
	Three Months Ended June 30			Six Months Ended June 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
	Amount	Benefit	Amount	Amount	(Expense)	Amount
2021
Net Unrealized Securities Holding Gain (Loss) on Securities Available-for-Sale Arising During the Period	$1,507	$(385)	$1,122	$(3,614)	$924	$(2,690)
Net Unrealized (Loss) Gain on Cash Flow Swap	(946)	242	(704)	1,036	(265)	771
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(30)	7	(23)	(58)	15	(43)
Amortization of Net Retirement Plan Actuarial Loss	—	—	—	46	(12)	34
Amortization of Net Retirement Plan Prior Service Cost	57	(14)	43	116	(30)	86
Other Comprehensive Income (Loss)	$588	$(150)	$438	$(2,474)	$632	$(1,842)

2020
Net Unrealized Securities Holding Gain on Securities Available-for-Sale Arising During the Period	$2,716	$(695)	$2,021	$8,220	$(2,101)	$6,119
Net Unrealized Gain (Loss) on Cash Flow Swap	25	(7)	18	(269)	68	(201)
Amortization of Net Retirement Plan Actuarial Loss	78	(20)	58	114	(29)	85
Amortization of Net Retirement Plan Prior Service Cost	52	(13)	39	106	(28)	78
Other Comprehensive Income	$2,871	$(735)	$2,136	$8,171	$(2,090)	$6,081

The following table presents the changes in accumulated other comprehensive income (loss) by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized (Loss) and Gain on Available-for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Loss	Net Prior Service Cost

For the Quarter-To-Date periods ended:

March 31, 2021	$1,987	$1,940	$(5,895)	$(1,128)	$(3,096)
Other comprehensive income or loss before reclassifications	1,122	(704)	—	—	418
Amounts reclassified from accumulated other comprehensive income	—	(23)	—	43	20
Net current-period other comprehensive income	1,122	(727)	—	43	438
June 30, 2021	$3,109	$1,213	$(5,895)	$(1,085)	$(2,658)

March 31, 2020	$4,563	$(219)	$(5,820)	$(936)	$(2,412)
Other comprehensive income or loss before reclassifications	2,021	18	—	—	2,039
Amounts reclassified from accumulated other comprehensive income	—	—	58	39	97
Net current-period other comprehensive income	2,021	18	58	39	2,136
June 30, 2020	$6,584	$(201)	$(5,762)	$(897)	$(276)

For the Year-To-Date periods ended:

December 31, 2020	$5,799	$485	$(5,929)	$(1,171)	$(816)
Other comprehensive income or loss before reclassifications	(2,690)	771	—	—	(1,919)
Amounts reclassified from accumulated other comprehensive income	—	(43)	34	86	77
Net current-period other comprehensive income	(2,690)	728	34	86	(1,842)
June 30, 2021	$3,109	$1,213	$(5,895)	$(1,085)	$(2,658)

December 31, 2019	$465	$—	$(5,847)	$(975)	$(6,357)
Other comprehensive income or loss before reclassifications	6,119	(201)	—	—	5,918
Amounts reclassified from accumulated other comprehensive income	—	—	85	78	163
Net current-period other comprehensive income	6,119	(201)	85	78	6,081
June 30, 2020	$6,584	$(201)	$(5,762)	$(897)	$(276)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income Is Presented

For the Quarter-to-date periods ended:

June 30, 2021
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$30		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(57)	(1)	Salaries and Employee Benefits
Actuarial loss	—	(1)	Salaries and Employee Benefits
	(27)		Total before Tax
	7		Provision for Income Taxes
Total reclassifications for the period	$(20)		Net of Tax

June 30, 2020
Amortization of defined benefit pension items:
Prior-service costs	$(52)	(1)	Salaries and Employee Benefits
Actuarial loss	(78)	(1)	Salaries and Employee Benefits
	(130)		Total before Tax
	33		Provision for Income Taxes
Total reclassifications for the period	$(97)		Net of Tax

For the Year-to-date periods ended:

June 30, 2021

Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$58
Amortization of defined benefit pension items:
Prior-service costs	(116)	(1)	Salaries and Employee Benefits
Actuarial loss	(46)	(1)	Salaries and Employee Benefits
	(104)		Total before Tax
	27		Provision for Income Taxes
Total reclassifications for the period	$(77)		Net of Tax

Total reclassifications for the period	$(77)		Net of Tax

June 30, 2020
Amortization of defined benefit pension items:
Prior-service costs	$(106)	(1)	Salaries and Employee Benefits
Actuarial loss	(114)	(1)	Salaries and Employee Benefits
	(220)		Total before Tax
	57		Provision for Income Taxes
Total reclassifications for the period	$(163)		Net of Tax

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.

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

The following table summarizes information about stock option activity for the year to date period ended June 30, 2021.

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2021	264,090	$28.84
Granted	55,500	29.55
Exercised	(22,264)	23.60
Forfeited	(1,534)	22.91
Outstanding at June 30, 2021	295,792	29.40
Vested at Period-End	166,922	28.11
Expected to Vest	128,870	31.06

Stock Options Granted
Weighted Average Grant Date Information:
Fair Value of Options Granted	$4.85
Fair Value Assumptions:
Dividend Yield	3.41%
Expected Volatility	26.53%
Risk Free Interest Rate	0.49%
Expected Lives (in years)	8.75

The following table presents information on the amounts expensed related to stock options for the three and six month periods ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Amount expensed	$69	$75	$141	$151

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

The following table summarizes information about restricted stock unit activity for the periods ended June 30, 2021 and 2020.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	11,663	$31.62
Granted	4,738	29.40
Vested	(3,582)	30.71
Non-vested at June 30, 2021	12,819	31.05

Non-vested at January 1, 2020	7,721	30.27
Granted	3,942	34.25
Non-vested at June 30, 2020	11,663	31.62

The following table presents information on the amounts expensed related to restricted stock units for the periods ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Amount expensed	$34	$31	$66	$58

Employee Stock Purchase Plan
Arrow sponsors an ESPP under which employees may purchase Arrow's common stock at a discount below market price. The current amount of the discount is 5%. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

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
The Arrow Financial Corporation Employees' Pension Plan was amended effective January 1, 2021. The plan change was adopted January 1, 2021 and the amendment was valued as of December 31, 2020. The plan amendment included the following:
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
The Arrow Financial Corporation Employees' Select Executive Retirement Plan was amended effective January 1, 2021. The plan change was adopted January 1, 2021 and the amendment was valued as of December 31, 2020. The plan amendment provides a special adjustment to the monthly benefit payment for certain retirees. The plan amendment caused a $122,797 increase in the projected benefit obligation creating a positive prior service cost which will be amortized over 12.5 years.
The following tables provide the components of net periodic benefit costs for the six month periods ended June 30, 2021 and 2020.

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Cost (Benefit)
For the Three Months Ended June 30, 2021:
Service Cost [1]	$507	$173	$24
Interest Cost [2]	343	50	57
Expected Return on Plan Assets [2]	(940)	—	—
Amortization of Prior Service Cost [2]	19	12	26
Amortization of Net Loss (Gain) [2]	—	52	(52)
Net Periodic (Benefit) Cost	$(71)	$287	$55

Plan Contributions During the Period	$—	$118	$27

For the Three Months Ended June 30, 2020:
Service Cost [1]	$401	$101	$29
Interest Cost [2]	355	42	77
Expected Return on Plan Assets [2]	(900)	—	—
Amortization of Prior Service Cost [2]	16	10	26
Amortization of Net Loss (Gain) [2]	40	40	(2)
Net Periodic (Benefit) Cost	$(88)	$193	$130

Plan Contributions During the Period	$—	$116	$59

Net Periodic Benefit Cost
For the Six Months Ended June 30, 2021:
Service Cost [1]	$967	$291	$55
Interest Cost [2]	683	95	124
Expected Return on Plan Assets [2]	(1,890)	—	—
Amortization of Prior Service Cost [2]	39	24	53
Amortization of Net Loss (Gain) [2]	—	90	(44)
Net Periodic (Benefit) Cost	$(201)	$500	$188

Plan Contributions During the Period	$—	$236	$55

Estimated Future Contributions in the Current Fiscal Year	$—	$236	$54

For the Six Months Ended June 30, 2020:
Service Cost [1]	$831	$204	$62
Interest Cost [2]	772	96	155
Expected Return on Plan Assets [2]	(1,804)	—	—
Amortization of Prior Service Cost [2]	32	21	53
Amortization of Net Loss [2]	41	73	—
Net Periodic (Benefit) Cost	$(128)	$394	$270

Plan Contributions During the Period	$—	$233	$137

Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the period ended June 30, 2021 and currently, additional contributions in 2021 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 9.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended June 30, 2021 and 2020.  All share and per share amounts have been adjusted for the September 25, 2020, 3% stock dividend.

Earnings Per Share
	Three Months Ended		Year-to-Date Period Ended:
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Earnings Per Share - Basic:
Net Income	$13,279	$9,159	$26,559	$17,286
Weighted Average Shares - Basic	15,557	15,441	15,543	15,444
Earnings Per Share - Basic	$0.85	$0.59	$1.71	$1.12

Earnings Per Share - Diluted:
Net Income	$13,279	$9,159	$26,559	$17,286
Weighted Average Shares - Basic	15,557	15,441	15,543	15,444
Dilutive Average Shares Attributable to Stock Options	59	7	46	16
Weighted Average Shares - Diluted	15,616	15,448	15,589	15,460
Earnings Per Share - Diluted	$0.85	$0.59	$1.70	$1.12

Note 10.    FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2021, December 31, 2020 and June 30, 2020 were securities available-for-sale, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
June 30, 2021
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$109,165	$—	$109,165	$—
State and Municipal Obligations	400	—	400	—
Mortgage-Backed Securities	327,503	—	327,503	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	437,868	—	437,868	—
Equity Securities	1,992	—	1,992	—
Total Securities Measured on a Recurring Basis	439,860	—	439,860	—
Derivatives, included in other assets	2,600	—	2,600	—
Total Measured on a Recurring Basis	$442,460	$—	$442,460	$—
Liabilities:
Derivatives, included in other liabilities	2,600	—	2,600	—
Total Measured on a Recurring Basis	$2,600	$—	$2,600	$—
December 31, 2020
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$65,112	$—	$65,112	$—
State and Municipal Obligations	528	—	528	—
Mortgage-Backed Securities	298,847	—	298,847	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	365,287	—	365,287	—
Equity Securities	1,636	—	1,636	—

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total Securities Measured on a Recurring Basis	366,923	—	366,923	—
Derivatives, included in other liabilities	5,080	—	5,080	—
Total Measured on a Recurring Basis	$372,003	$—	$372,003	$—
Liabilities:
Derivatives, included in other liabilities	5,080	—	5,080	—
Total Measured on a Recurring Basis	$5,080	$—	$5,080	$—
June 30, 2020
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$5,192	$—	$5,192	$—
State and Municipal Obligations	593	—	593	—
Mortgage-Backed Securities	372,193	—	372,193	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	378,778	—	378,778	—
Equity Securities	1,583	—	1,583	—
Total Securities Measured on a Recurring Basis	$380,361	$—	$380,361	$—
Derivatives, included in other assets	6,390	$—	6,390	—
Total Measured on a Recurring Basis	$386,751	$—	$386,751	$—
Liabilities:
Derivatives, included in other liabilities	6,390	—	6,390	—
Total Measured on a Recurring Basis	$6,390	$—	$6,390	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
June 30, 2021
Collateral Dependent Evaluated Loans	$2,423	$—	$—	$2,423
Other Real Estate Owned and Repossessed Assets, Net	198	—	—	198	13
December 31, 2020
Collateral Dependent Impaired Loans	$594	$—	$—	$594
Other Real Estate Owned and Repossessed Assets, Net	155	—	—	155	—
June 30, 2020
Collateral Dependent Impaired Loans	$595	$—	$—	$595
Other Real Estate Owned and Repossessed Assets, Net	711	—	—	711	—

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent evaluated loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at June 30, 2021, December 31, 2020 and June 30, 2020.

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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Cash and Cash Equivalents	$478,228	$478,228	$478,228	$—	$—
Securities Available-for-Sale	437,868	437,868	—	437,868	—
Securities Held-to-Maturity	204,490	210,916	—	210,916	—
Equity Securities	1,992	1,992	—	1,992	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,380	5,380	—	5,380	—
Net Loans	2,617,072	2,600,612	—	—	2,600,612
Accrued Interest Receivable	7,250	7,250	—	7,250	—
Derivatives, included in other assets	2,600	2,600		2,600
Deposits	3,438,033	3,436,969	—	3,436,969	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	3,092	3,092	—	3,092	—
Federal Home Loan Bank Term Advances	45,000	46,019	—	46,019	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	156	156	—	156	—
Derivatives, included in other liabilities	2,600	2,600	—	2,600	—

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

December 31, 2020
Cash and Cash Equivalents	$380,991	$380,991	$380,991	$—	$—
Securities Available-for-Sale	365,287	365,287	—	365,287	—
Securities Held-to-Maturity	218,405	226,576	—	226,576	—
Equity Securities	1,636	1,636	—	1,636
Federal Home Loan Bank and Federal Reserve Bank Stock	5,349	5,349	—	5,349	—
Net Loans	2,565,798	2,558,903	—	—	2,558,903
Accrued Interest Receivable	7,495	7,495	—	7,495	—
Derivatives, included in other assets	5,080	5,080	—	5,080	—
Deposits	3,234,726	3,234,387	—	3,234,387	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	17,486	17,486	—	17,486	—
Federal Home Loan Bank Term Advances	45,000	46,474	—	46,474	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	326	326	—	326	—
Derivatives, included in other liabilities	5,080	5,080	—	5,080	—

June 30, 2020
Cash and Cash Equivalents	$253,270	$253,270	$253,270	$—	$—
Securities Available-for-Sale	378,778	378,778	—	378,778	—
Securities Held-to-Maturity	233,517	241,875	—	241,875	—
Equity Securities	1,583	1,583	—	1,583
Federal Home Loan Bank and Federal Reserve Bank Stock	5,574	5,574	—	5,574	—
Net Loans	2,535,615	2,529,544	—	—	2,529,544
Accrued Interest Receivable	6,421	6,421	—	6,421	—
Derivatives, included in other assets	6,390	6,390	—	6,390	—
Deposits	3,068,773	3,069,571	—	3,069,571	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	47,599	47,599	—	47,599	—
Federal Home Loan Bank Term Advances	50,000	51,560	—	51,560	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	918	918	—	918	—
Derivatives, included in other liabilities	6,390	6,390	—	6,390	—

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
Arrow leases four of its branch offices, at market rates, from Stewart’s Shops Corp.  Mr. Gary C. Dake, President of Stewart’s Shops Corp., serves as a director on the board of directors of each of Arrow and Saratoga National. Arrow also leases one administrative office from an entity controlled by Elizabeth Miller, who serves as a director on the board of directors of each of Arrow and Glens Falls National Bank and Trust Company.

The following includes quantitative data related to the Company's leases as of and for the six months ended June 30, 2021 and June 30, 2020:

		Six Months Ended
Finance Lease Amounts:	Classification	June 30, 2021	June 30, 2020
Right-of-Use Assets	Premises and Equipment, Net	$4,903	$5,080
Lease Liabilities	Finance Leases	5,193	5,239

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$5,661	$5,640
Lease Liabilities	Other Liabilities	5,832	5,718

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$98	$99
Operating Outgoing Cash Flows From Operating Leases		383	355
Financing Outgoing Cash Flows From Finance Leases		24	15
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		805	269
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		28.7	29.7
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		12.15	13.2
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.08%	3.27%

Lease cost information for the Company's leases is as follows:
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$45	$45	$89	$89
Interest on Lease Liabilities	49	49	98	99
Operating Lease Cost	290	203	499	410
Short-term Lease Cost	8	14	13	21
Variable Lease Cost	30	33	134	88
Total Lease Cost	$422	$344	$833	$707

Future Lease Payments at June 30, 2021 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
6/30/2022	$883	$243
6/30/2023	837	243
6/30/2024	668	244
6/30/2025	581	257
6/30/2026	528	266
Thereafter	3,694	7,666
Total Undiscounted Cash Flows	$7,191	$8,919
Less: Net Present Value Adjustment	1,359	3,726
Lease Liability	$5,832	$5,193

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

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	June 30, 2021	December 31, 2020	June 30, 2020
Fair value adjustment included in other assets	$2,600	$5,080	$6,390
Fair value adjustment included in other liabilities	2,600	5,080	6,390
Notional amount	173,581	176,637	146,065

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2021	December 31, 2020	June 30, 2020
Amount of gain (loss) recognized in AOCI	$1,036	$651	$(269)
Amount of gain reclassified from AOCI to interest expense	58	—	—
Note 13.    COVID-19 PANDEMIC

The COVID-19 pandemic caused significant disruptions in the United States economy, which impacted the activities and operations of Arrow and its customers. The pandemic also caused disruption in the financial markets both globally and in the United States.
Arrow continues to monitor the impact of the pandemic, both during recovery as well as any potential setbacks, including emerging variants, and continues to mitigate the risk of harm to its employees and customers and to its operations from the pandemic. Arrow encourages customers to use contact-free alternatives like digital banking and ATMs.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Arrow Financial Corporation:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three‑month and six‑month periods ended June 30, 2021 and 2020, and the related consolidated statement of cash flows for the six‑month periods ended June 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
August 6, 2021

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2021

NOTE ON TERMINOLOGY
In this Quarterly Report on Form 10-Q (this Report), the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Form 10-Q, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 146 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s "Bank Holding Company Performance Report" for March 31, 2021 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

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

FORWARD LOOKING STATEMENTS
This Report on Form 10-Q contains statements that are not historical in nature but rather are based on Arrow's beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "continue," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include statements regarding Arrow's asset quality, the level of allowance for credit losses, the sufficiency of liquidity sources, interest rate change exposure, changes in accounting standards, and Arrow's tax plans and strategies. Some of these statements, such as those included in the interest rate sensitivity analysis in Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. Other forward-looking statements are based on Arrow's general perceptions of market conditions and trends in business activity, both Arrow's and in the banking industry generally, as well as current management strategies for future operations and development.

These forward-looking statements may not be exhaustive, are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  You should not place undue reliance on any such forward-looking statements. In the case of all forward-looking statements, our actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to the following, some of which may be amplified by the COVID-19 pandemic, including emerging variants:
•the COVID-19 pandemic and its impact on economic, market and social conditions;
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
•significant changes in U.S. monetary or fiscal policy, including new or revised stimulus programs or targets adopted or announced by the Federal Reserve ("monetary tightening or easing") or significant new federal legislation materially affecting the federal budget ("fiscal tightening or expansion");
•competition from other sources (e.g., non-bank entities);
•similar uncertainties inherent in banking operations or business generally, including technological developments and changes; and
•other risks detailed from time to time within our filings with the Securities and Exchange Commission ("SEC").

Arrow is under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results. All forward-looking statements, express or implied, included in this Report and the documents incorporated by reference and that are attributable to Arrow are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Arrow or any persons acting on our behalf may issue. This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Annual Report) and our other filings with the SEC.

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

Tangible Book Value per Share:  Tangible equity is total stockholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total stockholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets include many items, but in Arrow's case, essentially represents goodwill.

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

Arrow Financial Corporation
Selected Quarterly Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
Net Income	$13,279	$13,280	$12,495	$11,046	$9,159
Transactions in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	145	119	66	(53)	(80)

Share and Per Share Data:[1]
Period End Shares Outstanding	15,572	15,543	15,516	15,489	15,461
Basic Average Shares Outstanding	15,557	15,528	15,499	15,472	15,441
Diluted Average Shares Outstanding	15,616	15,563	15,515	15,481	15,448
Basic Earnings Per Share	$0.85	$0.86	$0.81	$0.71	$0.59
Diluted Earnings Per Share	0.85	0.85	0.81	0.71	0.59
Cash Dividend Per Share	0.260	0.260	0.260	0.252	0.252

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$369,034	$334,155	$349,430	$242,928	$155,931
Investment Securities	668,089	593,822	590,151	592,457	607,094
Loans	2,651,449	2,618,362	2,610,834	2,582,253	2,518,198
Deposits	3,395,271	3,254,815	3,256,238	3,082,499	2,952,432
Other Borrowed Funds	74,957	82,659	95,047	136,117	129,383
Stockholders’ Equity	350,203	340,708	331,899	324,269	316,380
Total Assets	3,851,921	3,712,020	3,721,954	3,583,322	3,437,155
Return on Average Assets, annualized	1.38%	1.45%	1.34%	1.23%	1.07%
Return on Average Equity, annualized	15.21%	15.81%	14.98%	13.55%	11.64%
Return on Average Tangible Equity, annualized [2]	16.32%	17.00%	16.13%	14.61%	12.58%
Average Earning Assets	$3,688,572	$3,546,339	$3,550,415	$3,417,638	$3,281,223
Average Paying Liabilities	2,721,961	2,639,240	2,674,795	2,545,435	2,457,690
Interest Income	29,695	27,694	28,372	27,296	28,002
Tax-Equivalent Adjustment [3]	293	235	251	284	281
Interest Income, Tax-Equivalent [3]	29,988	27,929	28,623	27,580	28,283
Interest Expense	1,335	1,539	1,918	2,396	3,160
Net Interest Income	28,360	26,155	26,454	24,900	24,842
Net Interest Income, Tax-Equivalent [3]	28,653	26,390	26,705	25,184	25,123
Net Interest Margin, annualized	3.08%	2.99%	2.96%	2.90%	3.05%
Net Interest Margin, Tax Equivalent, annualized [3]	3.12%	3.02%	2.99%	2.93%	3.08%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$19,087	$18,678	$18,192	$17,487	$17,245
Less: Intangible Asset Amortization	53	54	56	56	57
Net Noninterest Expense	$19,034	$18,624	$18,136	$17,431	$17,188
Net Interest Income, Tax-Equivalent [3]	$28,653	$26,390	$26,705	$25,184	$25,123
Noninterest Income	8,478	8,608	9,103	8,697	7,164
Less: Net Changes in Fair Value of Equity Invest.	196	160	88	(72)	(106)
Net Gross Income	$36,935	$34,838	$35,720	$33,953	$32,394
Efficiency Ratio [4]	51.53%	53.46%	50.77%	51.34%	53.06%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$353,033	$342,413	$334,392	$325,660	$317,687
Book Value per Share [1]	22.67	22.03	21.55	21.02	20.55
Goodwill and Other Intangible Assets, net	23,955	23,922	23,823	23,662	23,535
Tangible Book Value per Share [1,2]	21.13	20.49	20.02	19.50	19.03

Capital Ratios:[5]
Tier 1 Leverage Ratio	9.29%	9.37%	9.07%	9.17%	9.32%
Common Equity Tier 1 Capital Ratio	13.79%	13.56%	13.39%	13.20%	13.07%
Tier 1 Risk-Based Capital Ratio	14.61%	14.39%	14.24%	14.06%	13.94%
Total Risk-Based Capital Ratio	15.78%	15.55%	15.48%	15.28%	15.10%

Assets Under Trust Admin. & Investment Mgmt.	$1,804,854	$1,725,754	$1,659,029	$1,537,128	$1,502,866

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 25, 2020, 3% stock dividend.

2.
Non-GAAP Financial Measures Reconciliation: Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which Arrow believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 47.

		6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
	Total Stockholders' Equity (GAAP)	$353,033	$342,413	$334,392	$325,660	$317,687
	Less: Goodwill and Other Intangible assets, net	23,955	23,922	23,823	23,662	23,535
	Tangible Equity (Non-GAAP)	$329,078	$318,491	$310,569	$301,998	$294,152

	Period End Shares Outstanding	15,572	15,543	15,516	15,489	15,461
	Tangible Book Value per Share (Non-GAAP)	$21.13	$20.49	$20.02	$19.50	$19.03
	Net Income	13,279	13,280	12,495	11,046	9,159
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	16.32%	17.00%	16.13%	14.61%	12.58%

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 47.

		6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
	Interest Income (GAAP)	$29,695	$27,694	$28,372	$27,296	$28,002
	Add: Tax-Equivalent adjustment (Non-GAAP)	293	235	251	284	281
	Interest Income - Tax Equivalent (Non-GAAP)	$29,988	$27,929	$28,623	$27,580	$28,283
	Net Interest Income (GAAP)	$28,360	$26,155	$26,454	$24,900	$24,842
	Add: Tax-Equivalent adjustment (Non-GAAP)	293	235	251	284	281
	Net Interest Income - Tax Equivalent (Non-GAAP)	$28,653	$26,390	$26,705	$25,184	$25,123
	Average Earning Assets	$3,688,572	$3,546,339	$3,550,415	$3,417,638	$3,281,223
	Net Interest Margin (Non-GAAP)*	3.12%	3.02%	2.99%	2.93%	3.08%

4.
Non-GAAP Financial Measures: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes that the efficiency ratio provides investors with information that is useful in understanding our financial performance. Arrow defines efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals tax-equivalent net interest income plus noninterest income, as adjusted). There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 47.

5.
For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. All prior quarters reflect actual results. The CET1 ratio at June 30, 2021 listed in the tables (i.e., 13.79%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
	Total Risk Weighted Assets	$2,438,445	$2,404,456	$2,357,094	$2,321,637	$2,283,430
	Common Equity Tier 1 Capital	336,265	326,039	315,696	306,356	298,362
	Common Equity Tier 1 Capital Ratio	13.79%	13.56%	13.39%	13.20%	13.07%

* Quarterly ratios have been annualized.

Arrow Financial Corporation
Selected Year-to-Date Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Six Months Ended	6/30/2021	6/30/2020
Net Income	$26,559	$17,286
Transactions Recorded in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	264	(359)

Share and Per Share Data: [1]
Period End Shares Outstanding	15,572	15,461
Basic Average Shares Outstanding	15,543	15,444
Diluted Average Shares Outstanding	15,589	15,460
Basic Earnings Per Share	$1.71	$1.12
Diluted Earnings Per Share	1.70	1.12
Cash Dividend Per Share	0.52	0.51

Selected Year-to-Date Average Balances:
Interest-Bearing Deposits at Banks	$351,691	$94,359
Investment Securities	631,161	605,421
Loans	2,634,997	2,456,272
Deposits	3,325,431	2,811,221
Other Borrowed Funds	78,787	150,185
Stockholders’ Equity	345,482	311,454
Total Assets	3,782,357	3,309,007
Return on Average Assets, annualized	1.42%	1.05%
Return on Average Equity, annualized	15.50%	11.16%
Return on Average Tangible Equity, annualized [2]	16.65%	12.07%
Average Earning Assets	3,617,849	3,156,052
Average Paying Liabilities	2,680,829	2,410,103
Interest Income	57,389	56,228
Tax-Equivalent Adjustment [3]	528	569
Interest Income, Tax-Equivalent [3]	57,917	56,797
Interest Expense	2,874	8,380
Net Interest Income	54,515	47,848
Net Interest Income, Tax-Equivalent [3]	55,043	48,417
Net Interest Margin, annualized	3.04%	3.05%
Net Interest Margin, Tax Equivalent, annualized [3]	3.07%	3.09%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$37,765	$34,999
Less: Intangible Asset Amortization	106	115
Net Noninterest Expense	37,659	34,884
Net Interest Income, Tax-Equivalent [3]	55,043	48,417
Noninterest Income	17,086	14,858
Less: Net Changes in Fair Value of Equity Securities	356	(480)
Net Gross Income	71,773	63,755
Efficiency Ratio [4]	52.47%	54.72%

Arrow Financial Corporation
Selected Year-to-Date Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 25, 2020, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which Arrow believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 47.

		6/30/2021	6/30/2020
	Total Stockholders' Equity (GAAP)	$353,033	$317,687
	Less: Goodwill and Other Intangible assets, net	23,955	23,535
	Tangible Equity (Non-GAAP)	$329,078	$294,152

	Period End Shares Outstanding	15,572	15,461
	Tangible Book Value per Share (Non-GAAP)	$21.13	$19.03
	Net Income	26,559	17,286
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	16.65%	12.07%

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 47.

		6/30/2021	6/30/2020
	Interest Income (GAAP)	$57,389	$56,228
	Add: Tax-Equivalent adjustment (Non-GAAP)	528	569
	Net Interest Income - Tax Equivalent (Non-GAAP)	57,917	56,797
	Net Interest Income (GAAP)	54,515	47,848
	Add: Tax-Equivalent adjustment (Non-GAAP)	528	569
	Net Interest Income - Tax Equivalent (Non-GAAP)	$55,043	$48,417
	Average Earning Assets	$3,617,849	$3,156,052
	Net Interest Margin (Non-GAAP)*	3.07%	3.09%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes the efficiency ratio provides investors with information that is useful in understanding financial performance. The efficiency ratio is defined as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). See "Use of Non-GAAP Financial Measures" on page 47.

* Year-to-date ratios have been annualized.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Dollars In Thousands)

Quarter Ended June 30:	2021			2020
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$369,034	$103	0.11%	$155,931	$41	0.11%
Investment Securities:
Fully Taxable	479,365	1,671	1.40	405,265	1,871	1.86
Exempt from Federal Taxes	188,724	907	1.93	201,829	1,013	2.02
Loans	2,651,449	27,014	4.09	2,518,198	25,077	4.01
Total Earning Assets	3,688,572	29,695	3.23	3,281,223	28,002	3.43
Allowance for Credit Losses	(26,862)			(23,588)
Cash and Due From Banks	34,976			31,719
Other Assets	155,235			147,801
Total Assets	$3,851,921			$3,437,155
Deposits:
Interest-Bearing Checking Accounts	$924,651	191	0.08	$740,284	310	0.17
Savings Deposits	1,481,232	501	0.14	1,215,296	1,173	0.39
Time Deposits of $250,000 or More	95,673	69	0.29	135,978	438	1.30
Other Time Deposits	145,448	156	0.43	236,749	784	1.33
Total Interest-Bearing Deposits	2,647,004	918	0.14	2,328,307	2,705	0.47
Short-Term Borrowings	4,770	1	0.08	54,148	16	0.12
FHLBNY Term Advances & Other Long-Term Debt	65,000	367	2.26	70,000	390	2.24
Finance Leases	5,187	49	3.79	5,235	49	3.76
Total Interest-Bearing Liabilities	2,721,961	1,335	0.20	2,457,690	3,160	0.52
Noninterest-bearing deposits	748,267			624,125
Other Liabilities	31,490			38,960
Total Liabilities	3,501,718			3,120,775
Stockholders’ Equity	350,203			316,380
Total Liabilities and Stockholders’ Equity	$3,851,921			$3,437,155
Net Interest Income		$28,360			$24,842
Net Interest Spread			3.03%			2.91%
Net Interest Margin			3.08%			3.05%

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Six Months Ended June 30:	2021			2020
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$351,691	$188	0.11%	$94,359	$165	0.35%
Investment Securities:
Fully Taxable	441,562	3,177	1.45	402,286	4,064	2.03
Exempt from Federal Taxes	189,599	1,827	1.94	203,135	2,048	2.03
Loans	2,634,997	52,197	3.99	2,456,272	49,951	4.09
Total Earning Assets	3,617,849	57,389	3.20	3,156,052	56,228	3.58
Allowance for Credit Losses	(27,334)			(22,887)
Cash and Due From Banks	35,375			32,965
Other Assets	156,467			142,877
Total Assets	$3,782,357			$3,309,007
Deposits:
Interest-Bearing Checking Accounts	$892,490	411	0.09	$724,016	797	0.22
Savings Deposits	1,458,520	1,066	0.15	1,154,138	3,644	0.63
Time Deposits of $250,000 or More	102,620	189	0.37	131,012	971	1.49
Other Time Deposits	148,412	378	0.51	250,752	1,784	1.43
Total Interest-Bearing Deposits	2,602,042	2,044	0.16	2,259,918	7,196	0.64
Short-Term Borrowings	8,593	3	0.07	73,297	224	0.61
FHLBNY Term Advances and Other Long-Term Debt	65,000	729	2.26	71,649	861	2.42
Finance Leases	5,194	98	3.80	5,239	99	3.80
Total Interest-Bearing Liabilities	2,680,829	2,874	0.22	2,410,103	8,380	0.70
Noninterest-bearing deposits	723,389			551,303
Other Liabilities	32,657			36,147
Total Liabilities	3,436,875			2,997,553
Stockholders’ Equity	345,482			311,454
Total Liabilities and Stockholders’ Equity	$3,782,357			$3,309,007
Net Interest Income		$54,515			$47,848
Net Interest Spread			2.98%			2.88%
Net Interest Margin			3.04%			3.05%

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month period ended June 30, 2021 and the financial conditions as of June 30, 2021 and 2020.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

COVID-19 Pandemic:
In March 2020, the World Health Organization recognized COVID-19 as a pandemic. In response, the United States federal government and various state and local governments had, among other actions, imposed travel and business restrictions and required or advised communities in which we do business to adopt stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities.
In the second quarter of 2021, as restrictions were lifted by the state and CDC, Arrow likewise lifted the face covering requirement at its banking and insurance offices. COVID-19 vaccination was and continues to be strongly encouraged for team members, and Arrow is monitoring vaccination rates. Personal protective equipment, including shields and hand sanitizing stations remain in place and our Business Continuity Task Force continues to meet regularly to address the latest guidance and developments.
As Arrow cannot predict the duration or scope of the pandemic or its impact on economic and financial markets or its impact on the business, including with respect to emerging variants, Arrow is currently unable to reasonably estimate the overall impact on Arrow.

Summary of Q2 2021 Financial Results: Net income for the second quarter of 2021 was $13.3 million, compared to $9.2 million in the second quarter of 2020.
Diluted earnings per share (EPS) for the quarter was $0.85, an increase of 44.1% from EPS of $0.59 reported for the second quarter of 2020. Return on average equity (ROE) for the second quarter of 2021 increased to 15.21%, as compared to a ROE of 11.64% for the quarter ended June 30, 2020. Return on average assets (ROA) for the second quarter of 2021 was 1.38%, an increase from an ROA of 1.07% for the quarter ended June 30, 2020.
Total loans were $2.6 billion as of June 30, 2021. Loan growth for the second quarter of 2021 was $4.8 million and increased $82.2 million, or 3.2%, from June 30, 2020. Total outstanding commercial loans decreased $29.0 million, or 3.3%, in the second quarter. PPP loans, included in the commercial portfolio, decreased $46.0 million in the second quarter. The consumer loan portfolio grew by $31.4 million, or 3.6%, in the second quarter, primarily within the indirect automobile lending program. Total outstanding residential real estate loans, net of approximately $15.9 million of loans sold, increased $2.5 million for the second quarter of 2021.
At June 30, 2021, deposit balances were $3.4 billion. Deposits decreased in the second quarter of 2021 by $15.6 million and increased by $369.3 million, or 12.0%, from the prior-year level. Municipal deposits decreased $49.0 million in the second quarter, consistent with typical seasonal municipal behavior. Municipal deposits increased $138.9 million, or 19.1% from June 30, 2020. Non-municipal deposits increased $33.4 million for the quarter. Noninterest-bearing deposits represented 22.2% of total deposits at June 30, 2021, compared to 21.8% of total deposits at June 30, 2020. At June 30, 2021, other time deposits were $142.1 million, a decrease of $74.5 million compared to the prior year.
Net interest income for the second quarter was $28.4 million, up 14.2% from $24.8 million in the comparable quarter of 2020. Interest and fees on loans generated $27.0 million in income for the second quarter of 2021, an increase of 7.6% from the $25.1 million from the quarter ending June 30, 2020. Interest and fees related to PPP loans produced $3.1 million in revenue in the second quarter of 2021. Interest expense for the second quarter of 2021 was $1.3 million, a decrease of $1.8 million, or 57.8%, from the $3.2 million in expense for the comparable quarter ending June 30, 2020. The net interest margin was 3.08% for the quarter, compared to 3.05% for the second quarter of 2020. The increase in net interest margin from the prior year was due to a variety of factors, including the timing of the forgiveness of PPP loans, partially offset by lower interest rates and increased cash balances.
Noninterest income for the three months ended June 30, 2021, was $8.5 million, compared to $7.2 million in the comparable 2020 quarter. Income from fiduciary activities for the three months ended June 30, 2021, increased by $454 thousand over the comparable quarter of 2020. Fees and other services to customers increased $641 thousand over the comparable quarter of 2020. Interchange fees related to increased customer activity of debit card usage was the largest driver of the increase.
Noninterest expense for the second quarter of 2021 was $19.1 million, an increase from $17.2 million for the second quarter of 2020. The largest component of noninterest expense is salaries and benefits paid to our employees, which totaled $10.8 million for the second quarter of 2021. Technology expenses increased from prior year in part due to variable costs related to increased utilization of consumer banking technology. Other non-interest expense includes the expense for estimated credit losses on off-balance sheet credit exposures of $501 thousand in the second quarter.
Asset quality remained strong at June 30, 2021, as evidenced by low levels of nonperforming assets and charge-offs. Net loan losses, expressed as an annualized percentage of average loans outstanding, were 0.01% for the three-month period ended June 30, 2021, a decrease from 0.06% for the three-month period ended June 30, 2020. Nonperforming loans at June 30, 2021, were $7.8 million, up $1.3 million from the year-over-year level at June 30, 2020. Nonperforming assets of $8.0 million at June 30, 2021 represented 0.20% of period-end assets consistent with June 30, 2020.
For the second quarter of 2021, the provision for credit losses was $263 thousand and the expense for estimated credit losses on off-balance sheet credit exposures was $501 thousand. The allowance for credit losses was $27.0 million on June 30, 2021, which represented 1.02% of loans outstanding, as compared to 1.03% on June 30, 2020. Net of outstanding PPP loans, the allowance for credit losses was 1.07% of loans outstanding as of June 30, 2021.

The changes in net income, net interest income and net interest margin between the three month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 68.

Regulatory Capital and Increase in Stockholders' Equity: At June 30, 2021, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.
In 2020, federal bank regulators introduced an optional simplified measure of capital adequacy for qualifying community banking organizations (CBLR).  A qualifying community banking organization that opts into the CBLR framework and meets all the requirements under the CBLR framework will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations and will not be required to report or calculate risk-based capital ratios.
The CBLR final rule became effective as of January 1, 2020, and Arrow and both subsidiary banks have opted out of utilizing the CBLR framework. Therefore, the Capital Rules promulgated under Dodd-Frank remain applicable to Arrow and both subsidiary banks.
Stockholders’ equity was $353.0 million at June 30, 2021, an increase of $18.6 million, or 5.6%, from the December 31, 2020 level of $334.4 million, and an increase of $35.3 million, or 11.1%, from the prior-year level. The increase in stockholders' equity over the first six months of 2021 principally reflected the following factors: (i) $26.6 million of net income for the period, plus (ii) issuance of $2.1 million of common stock through employee benefit and dividend reinvestment plans, plus (iii) cumulative impact of adoption of ASU 2016-13 of $120 thousand; reduced by (iv) other comprehensive income of $1.8 million, (v) cash dividends of $8.1 million and (vi) repurchases of common stock of $190 thousand. The components of the change in stockholders’ equity since year-end 2020 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At June 30, 2021, book value per share was $22.67, up by 10.3% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $21.13, an increase of $2.10,or 11.0%, over the level as of June 30, 2020. See the disclosure on page 47 related to the use of non-GAAP financial measures including tangible book value.
On June 30, 2021, Arrow's closing stock price was $35.95, representing a trading multiple of 1.70 to tangible book value. In the second quarter of 2021, Arrow paid a quarterly cash dividend of $0.26. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 66.

Loan Quality: Net charge-offs for the second quarter of 2021 were $93 thousand as compared to $377 thousand for the comparable 2020 quarter. The ratio of net charge-offs to average loans (annualized) was 0.01% for the three month period ended June 30, 2021, a decrease from 0.07% for the three month period ended December 31, 2020 and a decrease from 0.06% for the three month period ended June 30, 2020. For the second quarter of 2021, the provision for credit losses was $263 thousand and the expense for estimated credit losses on off-balance sheet credit exposures was $501 thousand. The allowance for credit losses was $27.0 million on June 30, 2021, which represented 1.02% of loans outstanding, as compared to 1.03% on June 30, 2020.
Nonperforming loans were $7.8 million at June 30, 2021, representing 0.29% of period-end loans, an increase from the June 30, 2020 ratio of 0.25%. The ratio continues to compare favorably with the weighted average ratio of the peer group of 0.63% at March 31, 2021.

Loan Segments: As of June 30, 2021, total loans grew by $49.1 million, or 1.9%, as compared to the balance at December 31, 2020. The largest increase was in consumer loans which increased $32.8 million, or 3.8%. Commercial and commercial real estate loans, increased by $28.7 million, or 3.5%, from December 31, 2020. PPP loans, included in the commercial portfolio, increased $2.1 million from December 31, 2020, which includes $91.2 million of new loans originated and $89.1 million of loans forgiven. The decrease in the real estate loan portfolio is net of approximately $44.7 million of loans sold in 2021.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 31.8% of the total loan portfolio at period-end. Commercial property values in Arrow's service area have largely remained stable, however, there remains uncertainty surrounding market conditions due to the pandemic. Appraisals on nonperforming and watched commercial real estate loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal. The COVID-19 pandemic may continue to impact Arrow's customer base. Government intervention, with programs such as the PPP, may mitigate the economic risk to both Arrow and its customers, however the full impact cannot be determined at this time.
•Consumer Loans: These loans (primarily automobile loans) comprised 33.8% of the total loan portfolio at period-end. Consumer automobile loans at June 30, 2021, were 99.5% of this portfolio segment. In the first six months of 2021, Arrow did not experience any significant increase in the delinquency rate or in the percentage of nonperforming loans in this segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. As of June 30, 2021, the physical sale of vehicles through dealerships is occurring and current demand is strong. Supply constraints, with both new and used vehicles, may limit the potential growth in this category.
•Residential Real Estate Loans: These loans, including home equity loans, made up 34.4% of the total loan portfolio at period-end. The residential real estate market in Arrow's service area has been stable in recent periods. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. Arrow typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. Sales increased in 2021, due to a variety of factors, including strong demand for residential mortgages in our operating markets, favorable market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions. Due to the COVID-19 pandemic, it is not yet possible to determine the long term economic impact on our residential real estate loan portfolio.

Liquidity and Access to Credit Markets: Arrow has not experienced any liquidity events or special concerns in recent years or thus far in 2021. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term disruptions, including any that may develop as a result of the COVID-19 pandemic such as: reduced cash-flows from the investment and loan portfolios and aggressive funding of programs associated with response efforts.  Interest-bearing cash balances at June 30, 2021 were $433.5 million compared to $215.0 million at June 30, 2020.  Deposit growth provided an abundance of liquidity to fund Arrow's asset growth. However, contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY and FRB, totaling $1.4 billion. The terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 66). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Reference Rate Reform: Arrow established a management committee in 2020 to prepare for the discontinuance of the London Interbank Offered Rate (LIBOR) used for repricing the interest rates on floating rate financial instruments. On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR (the "IBA"), and the United Kingdom’s Financial Conduct Authority, the regulatory supervisor for the IBA, announced certain future dates that LIBOR settings will cease to be provided by any administrator. For Arrow, U.S. Dollar LIBOR settings utilized by its existing financial instruments will cease after June 30, 2023. In addition, regulators have issued statements indicating that financial institutions should not issue new LIBOR-based financial instruments after January 1, 2022. Arrow is confident that the transition from LIBOR will be completed in a timely manner and will not have a material impact on the consolidated financial statements or Arrow's operations.

Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in its litigation escrow account. On December 13, 2019 the Court granted final approval to a settlement in this class action lawsuit. But, on January 3, 2020 an appeal of the final-approved order was filed with the court. It is unknown how long the appeals process will take. When the appeals process is resolved and assuming the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. At June 30, 2021, Glens Falls National held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, Arrow has not recognized any economic value for these shares.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	6/30/2021	12/31/2020	6/30/2020	$ Change From December	$ Change From June	% Change From December (not annualized)	% Change From June
Interest-Bearing Bank Balances	$433,468	$338,875	$215,003	$94,593	$218,465	27.9%	101.6%
Securities Available-for-Sale	437,868	365,287	378,778	72,581	59,090	19.9%	15.6%
Securities Held-to-Maturity	204,490	218,405	233,517	(13,915)	(29,027)	(6.4)%	(12.4)%
Equity Securities	1,992	1,636	1,583	356	409	21.8%	25.8%
Loans (1)	2,644,082	2,595,030	2,561,915	49,052	82,167	1.9%	3.2%
Allowance for loan losses	27,010	29,232	26,300	(2,222)	710	(7.6)%	2.7%
Earning Assets (1)	3,727,280	3,524,582	3,396,370	202,698	330,910	5.8%	9.7%
Total Assets	$3,896,191	$3,688,636	$3,547,177	$207,555	$349,014	5.6%	9.8%
Noninterest-Bearing Deposits	$761,991	$701,341	$667,585	$60,650	$94,406	8.6%	14.1%
Interest-Bearing Checking Accounts	977,955	832,434	791,521	145,521	186,434	17.5%	23.6%
Savings Deposits	1,471,591	1,423,358	1,262,102	48,233	209,489	3.4%	16.6%
Time Deposits over $250,000	84,357	123,622	130,935	(39,265)	(46,578)	(31.8)%	(35.6)%
Other Time Deposits	142,139	153,971	216,630	(11,832)	(74,491)	(7.7)%	(34.4)%
Total Deposits	$3,438,033	$3,234,726	$3,068,773	$203,307	$369,260	6.3%	12.0%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$3,092	$17,486	$47,599	$(14,394)	$(44,507)	(82.3)%	(93.5)%
FHLBNY Advances - Term	45,000	45,000	50,000	—	(5,000)	—%	(10.0)%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	353,033	334,392	317,687	18,641	35,346	5.6%	11.1%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at June 30, 2021, was $2.6 billion, an increase of $49.1 million, or 1.9%, from the December 31, 2020 level and up by $82.2 million, or 3.2%, from the June 30, 2020 level. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $28.7 million, or 3.5%, during the first six months of 2021. In addition to organic loan growth, there was a net increase in PPP loans. Over $91.2 million of new PPP loans were originated and $89.1 million loans forgiven during the first six months of 2021.
•Consumer loans (primarily automobile loans through indirect lending): As of June 30, 2021, these loans, primarily auto loans originated through dealerships in New York State and Vermont, increased by $32.8 million, or 3.8%, from the December 31, 2020 balance. Current demand for auto loans is strong, however, the volume of loan originations may be impacted by supply constraints currently affecting the entire industry.
•Residential real estate loans: This segment decreased during the first six months of 2021 by $12.4 million, or 1.3%. In the first six months of 2021, Arrow sold $44.7 million, or 39.8%, of originations. Arrow may continue to sell a portion of mortgage loan originations in upcoming periods if market conditions and strategic balance sheet and interest-rate risk management decisions warrant. It is not currently possible to determine the long term economic impact of the COVID-19 pandemic. Historic low interest rates have, however, increased near-term demand for refinancing and new purchase loans, both with existing and new customers.

Changes in Sources of Funds: Deposit balances reached $3.4 billion, up $369.3 million, or 12.0%, from the prior-year level. Deposits decreased in the second quarter of 2021 by $15.6 million. Noninterest-bearing deposits represented 22.2% of total deposits at June 30, 2021, compared to 21.8% of total deposits on June 30, 2020. At June 30, 2021, other time deposits were $142.1 million, a decrease of $74.5 million compared to the prior year. Municipal deposits increased $138.9 million, or 19.1% from June 30, 2020. At June 30, 2021, brokered deposits were $3.1 million, a decrease of $44.5 million compared to June 30, 2020. Federal home loan term advances were $45.0 million, a decrease from $50.0 million at June 30, 2020.

Municipal Deposits: Fluctuations in balances of interest-bearing checking accounts are largely the result of timing and behavior of municipal deposits.  Municipal deposits on average represent 20% to 25% of total deposits, although slightly higher at June 30, 2021. Municipal deposits are typically placed in interest-bearing checking, savings and various time deposit accounts.
In general, there is a seasonal pattern to municipal deposits which dip to a low point in August each year.  Account balances tend to increase throughout the fall and into early winter from tax deposits, flatten out after the beginning of the ensuing calendar year, and increase again at the end of March from the electronic deposit of NYS Aid payments to school districts.  In addition to seasonal behavior, the overall level of municipal deposit balances fluctuates from year-to-year as a result of local economic factors as well as competition from other banks and non-bank entities. Municipal deposits have been impacted by increased stimulus payments in response to the COVID-19 pandemic including the American Rescue Plan Act of 2021.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2020 to June 30, 2021 (in thousands).

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	6/30/2021	12/31/2020	Change	6/30/2021	12/31/2020	Change
Securities Available-for-Sale:
U.S. Agency Securities	$109,165	$65,112	$44,053	$(836)	$110	$(946)
State and Municipal Obligations	400	528	(128)	—	—	—
Mortgage-Backed Securities	327,503	298,847	28,656	5,212	7,880	(2,668)
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Total	$437,868	$365,287	$72,581	$4,176	$7,790	$(3,614)

Securities Held-to-Maturity:
State and Municipal Obligations	$189,386	$199,429	$(10,043)	$5,544	$7,077	$(1,533)
Mortgage-Backed Securities	21,530	27,147	(5,617)	882	1,094	(212)
Total	$210,916	$226,576	$(15,660)	$6,426	$8,171	$(1,745)

Equity Securities	$1,992	$1,636	$356	$—	$—	$—

At June 30, 2021, Arrow held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at June 30, 2021, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at June 30, 2021 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended June 30, 2021.
Arrow's held to maturity debt securities are comprised of U.S. government agencies, U.S. government-sponsored enterprises and state and municipal obligations. U.S. government agencies and U.S. government-sponsored enterprise securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of June 30, 2021.
Changes in net unrealized gains or losses during recent periods has been primarily attributable to changes in the market rates during the periods in question, with no change in the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the six month periods ended June 30, 2021 or 2020.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the six month periods ended June 30, 2021 and 2020, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Six Months Ended
Purchases:	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$—	$45,000	—
Mortgage-Backed Securities	—	23,631	85,481	$56,832
Total Purchases	$—	$23,631	$130,481	$56,832

Maturities & Calls	$27,111	$25,196	$53,087	$42,640

(In Thousands)	Three Months Ended		Six Months Ended
Purchases:	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Held-to-Maturity Portfolio
State and Municipal Obligations	$3,085	$4,289	$3,704	$5,006

Maturities & Calls	$12,990	$9,111	$17,281	$16,186

Loan Trends
The following three tables present, for each of the last five quarters, the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category.

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
Commercial	$265,391	$267,758	$260,527	$276,296	$234,732
Commercial Real Estate	591,718	579,506	569,309	538,914	530,808
Consumer	884,986	860,954	856,903	841,009	840,734
Residential Real Estate	909,354	910,144	924,095	926,034	911,924
Total Loans	$2,651,449	$2,618,362	$2,610,834	$2,582,253	$2,518,198

Percentage of Total Quarterly Average Loans

	Quarter Ended
	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
Commercial	10.0%	10.2%	10.0%	9.3%	9.3%
Commercial Real Estate	22.3%	22.1%	21.8%	21.1%	21.1%
Consumer	33.4%	32.9%	32.8%	33.4%	33.4%
Residential Real Estate	34.3%	34.8%	35.4%	36.2%	36.2%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
Commercial	6.35%	4.17%	4.50%	3.63%	3.84%
Commercial excluding PPP loans	3.89%	3.91%	3.99%	4.02%	4.04%
Commercial Real Estate	3.80%	3.81%	3.84%	3.91%	4.05%
Consumer	3.92%	3.94%	3.95%	3.95%	3.90%
Residential Real Estate	3.77%	3.79%	3.83%	3.86%	4.08%
Total Loans	4.09%	3.90%	3.94%	3.81%	4.01%

The average yield on the loan portfolio decreased to 4.09% for the first quarter of 2021 from 4.01% for the first quarter of 2020. Market rates declined in 2020, which impacted the new loan yields for fixed rate loans, and variable loan yields as these loans reached their repricing dates. Commercial loan yields were affected by PPP loans originated in 2020 and the first quarter of 2021. In the second quarter of 2021, PPP loans generated $3.1 million in revenue. Residential real estate yields declined in each of the five quarters presented consistent with overall market behavior as well as the effect of variable home equity loans.

Maintenance of High Quality in the Loan Portfolio: There has been no significant fluctuations in the quality of the loan portfolio or any segment thereof. In general, residential real estate loans have historically been underwritten to secondary market standards for prime loans and Arrow has not engaged in subprime mortgage lending as a business line. Similarly, high underwriting standards have generally been applied to commercial and commercial real estate lending operations and generally in the indirect lending program as well. The economic events related to the COVID-19 pandemic may impact the ability of our borrowers to satisfy their obligations.

Commercial Loans and Commercial Real Estate Loans: Substantially all commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers located in Arrow's regional markets. A portion of the loans in the commercial portfolio have variable rates tied to market indices, such as Prime, LIBOR or FHLBNY.
Many of the commercial and commercial real estate loans are in industries that have been heavily impacted by the COVID-19 pandemic. As COVID-19 restrictions have eased, impacted industries have begun to recover, although restrictions may be reimplemented as a result of emerging variants. Additional government intervention may mitigate the economic risk to both Arrow and its customers. The extent of such additional intervention and its impact cannot be determined at this time. To date, Arrow originated over $234 million of PPP loans. The PPP loans have an interest rate of 1% and Arrow expects to earn approximately $10 million in fees over the life of the program. Arrow is recognizing the fees earned over the life of the loan and will accelerate recognition of the fees if the loan is forgiven by the Small Business Administration.

Consumer Loans: At June 30, 2021, consumer loans (primarily automobile loans originated through dealerships located in upstate New York and Vermont) continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
New consumer loan volume for the first six months of 2021 was $234.7 million, up from the $179.0 million originated in the first six months of 2020.
For credit quality purposes, Arrow assigns potential automobile loan customers into one of four tiers, ranging from lower to higher quality in terms of anticipated credit risk. Arrow's experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually prior to the loan being funded. Arrow believes that this disciplined approach to evaluating risk has contributed to maintaining the strong credit quality in this portfolio. The COVID-19 pandemic may impact borrowers' ability to satisfy their obligations to Arrow. Government intervention may mitigate a significant portion of the credit risk, however, the extent of such intervention and its impact cannot be determined at this time.

Residential Real Estate Loans: In recent years, residential real estate loans, including home equity loans, have represented the largest category of the total loan portfolio. Gross originations for residential real estate loans (including refinancings of mortgage loans) for the first six months of 2021 were $112.3 million, as compared to $78.8 million for the first six months of 2020 as a result of historically low interest rates and strong demand for residential real estate. Arrow has also sold portions of these originations in the secondary market. In the first six months of 2021, Arrow sold $44.7 million, or 39.8%, of originations while retaining the mortgage servicing rights. In the first six months of 2020, $22.2 million, or 28.2%, of originations were sold. Sales of loans increased from the previous year, due to a variety of factors, including strong demand for residential mortgages in our operating markets, favorable market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions. Due to the COVID-19 pandemic, it is not yet possible to determine the long term economic impact on our residential real estate loan portfolio.

Deposit Trends
The following tables provide information on trends in the balance and mix of the deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The quarterly average balances of both noninterest-bearing deposits and interest-bearing checking and savings accounts have increased significantly from prior year levels. Time deposits over $250,000 and other time deposits have decreased throughout the five quarter period. Market rates have remained near historic lows in the second quarter of 2021.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
Noninterest-Bearing Deposits	$748,267	$698,234	$676,490	$673,181	$624,125
Interest-Bearing Checking Accounts	924,651	859,972	874,314	764,614	740,284
Savings Deposits	1,481,232	1,435,555	1,407,837	1,314,241	1,215,296
Time Deposits over $250,000	95,673	109,644	115,492	121,027	135,978
Other Time Deposits	145,448	151,410	182,105	209,436	236,749
Total Deposits	$3,395,271	$3,254,815	$3,256,238	$3,082,499	$2,952,432

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
Noninterest-Bearing Deposits	22.0%	21.5%	20.8%	21.8%	21.1%
Interest-Bearing Checking Accounts	27.2	26.4	27.0	24.8	25.1
Savings Deposits	43.5	44.0	43.1	42.7	41.2
Time Deposits over $250,000	2.8	3.4	3.5	3.9	4.6
Other Time Deposits	4.3	4.7	5.6	6.8	8.0
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.08%	0.10%	0.11%	0.14%	0.17%
Savings Deposits	0.14%	0.16%	0.18%	0.24%	0.39%
Time Deposits over $250,000	0.29%	0.44%	0.70%	0.96%	1.30%
Other Time Deposits	0.43%	0.59%	0.92%	1.09%	1.33%
Total Deposits	0.11%	0.14%	0.18%	0.25%	0.37%

During the quarter ended June 30, 2021, the total cost of deposits continued to decrease. In response to the economic uncertainty related to the COVID-19 pandemic in 2020, the Federal Reserve lowered the target overnight borrowing rate, the "Fed Funds" rate, to a range of 0.00%-0.25%. Although the Fed Funds rate is widely expected to remain unchanged for the remainder of 2021, Arrow is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," for further discussion.
Non-Deposit Sources of Funds
Arrow's other sources of funds include securities sold under agreements to repurchase and term advances from the FHLBNY. The securities sold under agreements to repurchase are offered to existing customers, short-term in nature and are collateralized by investment securities. The term advances from the FHLBNY are fixed rate non-callable advances with original maturities of three to five years.
The $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of June 30, 2021 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 64 of this Report. In the first quarter of 2020, Arrow entered into interest rate swap agreements to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities.

ASSET QUALITY
The following table presents information related to the allowance and provision for credit losses for the past five quarters.

Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
Loan Balances:
Period-End Loans	$2,644,082	$2,639,243	$2,595,030	$2,592,455	$2,561,915
Average Loans, Year-to-Date	2,634,997	2,618,362	2,526,791	2,498,573	2,456,272
Average Loans, Quarter-to-Date	2,651,449	2,618,362	2,610,834	2,582,253	2,518,198
Period-End Assets	3,896,191	3,903,711	3,688,636	3,777,684	3,547,177

Allowance for credit losses, Year-to-Date:
Allowance for credit losses, Beginning of Period	$29,232	$29,232	$21,187	$21,187	21,187
Impact of the Adoption of ASU 2016-13	(1,300)	(1,300)	—	—	—
Provision for Credit Losses, YTD	(385)	(648)	9,319	8,083	5,812
Loans Charged-off, YTD	(1,076)	(633)	(1,989)	(1,360)	(968)
Recoveries of Loans Previously Charged-off	539	189	715	536	269
Net Charge-offs, YTD	(537)	(444)	(1,274)	(824)	$(699)
Allowance for credit losses, End of Period	$27,010	$26,840	$29,232	$28,446	$26,300

Allowance for credit losses, Quarter-to-Date:
Allowance for credit losses, Beginning of Period	$26,840	$29,232	$28,446	$26,300	$23,637
Impact of the Adoption of ASU 2016-13	—	(1,300)	—	—	—
Provision for Credit Losses, QTD	263	(648)	1,237	2,271	3,040
Loans Charged-off, QTD	(443)	(633)	(630)	(392)	(487)
Recoveries of Loans Previously Charged-off	350	189	179	267	110
Net Charge-offs, QTD	(93)	(444)	(451)	(125)	(377)
Allowance for credit losses, End of Period	$27,010	$26,840	$29,232	$28,446	$26,300

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$7,102	$8,087	$6,033	$6,004	$5,461
Loans Past Due 90 or More Days and Still Accruing Interest	595	242	228	121	901
Restructured and in Compliance with Modified Terms	78	97	145	157	150
Total Nonperforming Loans	7,775	8,426	6,406	6,282	6,512
Repossessed Assets	99	242	155	126	116
Other Real Estate Owned	99	—	—	—	595
Total Nonperforming Assets	$7,973	$8,668	$6,561	$6,408	$7,223

Asset Quality Ratios:
Allowance to Nonperforming Loans	347.40%	318.54%	456.32%	452.82%	403.87%
Allowance to Period-End Loans	1.02%	1.02%	1.13%	1.10%	1.03%
Provision to Average Loans (Quarter) (1)	0.04%	(0.10)%	0.19%	0.35%	0.49%
Provision to Average Loans (YTD) (1)	(0.06)%	(0.10)%	0.37%	0.43%	0.48%
Net Charge-offs to Average Loans (Quarter) (1)	0.01%	0.07%	0.07%	0.02%	0.06%
Net Charge-offs to Average Loans (YTD) (1)	0.08%	0.07%	0.05%	0.04%	0.06%
Nonperforming Loans to Total Loans	0.29%	0.32%	0.25%	0.24%	0.25%
Nonperforming Assets to Total Assets	0.20%	0.22%	0.18%	0.17%	0.20%
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
Arrow loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with certain criticized and classified commercial-related relationships. In addition, the independent internal loan review department performs periodic reviews of the credit quality indicators on individual loans in the commercial loan portfolio.
Arrow adopted CECL on January 1, 2021. The transition adjustment included a $1.3 million decrease to the allowance for credit losses on loans. CECL calculates losses over the life of a loan or financial instrument. Arrow and its subsidiaries utilize a loss projection model updated with data from our core systems, and incorporates various assumptions to produce the CECL reserve. A CECL Steering Committee was created to provide a management governance function to review, critically challenge and approve components of the CECL reporting process. One key responsibility of the CECL Steering Committee is to review annually the key assumptions utilized in the CECL calculation including loan segmentation, loan loss regression analysis, reasonable and supportable forecast period, reversion period, discounted cash flow inputs including economic forecast data and prepayment and curtailment speeds and qualitative factors. In the second quarter of 2021, two key assumptions were updated. It was determined that PPP loans, with both their government guarantee and customer optionality through the forgiveness process, should have a unique loan sub-segmentation from commercial loans. Prepayment speed assumptions were also updated based on the analysis of long-term averages.
The provision for loan losses in the second quarter of 2021 was $263 thousand based on the latest economic forecast data and the updated key assumptions. For the the second quarter of 2020, a provision of $3.0 million was recorded. In addition, Arrow recorded an expense for estimated credit losses on off-balance sheet credit exposures in other liabilities of $501 thousand in the second quarter of 2021.
See Notes 1 and 4 to the unaudited interim consolidated financial statements for additional discussion related to the adoption of CECL.
The ratio of the allowance for credit losses to total loans was 1.02% at June 30, 2021, a decrease from 1.13% at December 31, 2020 and a decrease of 1 basis point from 1.03% at June 30, 2020. Net of outstanding PPP loans, the allowance for credit losses was 1.07% of loans outstanding as of June 30, 2021.
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

Risk Elements
Nonperforming assets at June 30, 2021 amounted to $8.0 million, up from the $6.6 million total at December 31, 2020 and an increase of $0.8 million, from $7.2 million at June 30, 2020. For the three month periods ended June 30, 2021 and 2020, ratios of nonperforming assets to total assets have remained below the average ratios for the peer group. (See page 46 for a discussion of the peer group.) At March 31, 2021, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.21%, below the 0.47% ratio of the peer group at such date (the latest date for which peer group information is available). At June 30, 2021 the ratio was 0.20%, which is below the most recent ratio for the peer group.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	6/30/2021	12/31/2020	6/30/2020
Commercial Loans	$157	$215	$299
Commercial Real Estate Loans	—	—	—
Residential Real Estate Loans	1,776	1,337	509
Consumer Loans - Primarily Indirect Automobile	5,084	7,651	7,756
Total Loans Past Due 30-89 Days and Accruing Interest	$7,017	$9,203	$8,564

At June 30, 2021, the loans in the above-referenced category totaled $7.0 million, a decrease of $2.2 million, or 23.7%, from the $9.2 million of such loans at December 31, 2020. The June 30, 2021 total of non-current loans equaled 0.27% of loans then outstanding, compared to 0.35% at December 31, 2020 and 0.33% at June 30, 2020. The decrease from December 31, 2020 is primarily attributable to a decrease in delinquent automobile loans loans.
The number and dollar amount of performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of the loan portfolio. See the table of Credit Quality Indicators in Note 4 to the unaudited interim consolidated financial statements. Arrow considers all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 4) to be potential problem loans. These loans will continue to be closely monitored and Arrow expects to collect all payments of contractual principal and interest in full on these classified loans. Total nonperforming assets at period-end increased by $1.4 million from December 31, 2020 and $0.8 million from June 30, 2020. The majority of the increase is due to a $2.7 million commercial real estate loan being classified as nonaccrual during the first half of 2021.
The COVID-19 pandemic may impact the borrowers' ability to satisfy their obligations, and may therefore result in increased delinquencies. Government interventions, on both the federal and state level, have been deployed to mitigate a significant portion of the credit risk. Arrow cannot make a determination as to the overall impact on its business of the COVID-19 pandemic at this time.
As of June 30, 2021, Arrow held one residential property in other real estate owned. At this time, Arrow does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.

Loan Deferrals Related to COVID-19 Pandemic
In the table below, loans deferred by industry sector as the result of the COVID-19 pandemic are presented and compared to total loans by sector as of June 30, 2021. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings. As of June 30, 2021, Arrow originated an additional $91.4 million of PPP loans in 2021. These loans are included in the loan balances by sector as listed below, however, these loans are not considered deferred as of June 30, 2021.

COVID-19 Deferrals by Loan Category at June 30, 2021 (Dollars in Thousands)

	Balances by Sector		Deferrals
	Total	% of Total Loans	Balance	% of Loan Segment	% of Total Loans
Commercial and Commercial Real Estate Loans:
Lessors of Non-Residential Real Estate	$175,662	6.6%	$—	—%	—%
Lessors of Residential Real Estate	131,469	5.0%	—	—%	—%
Health Care and Social Assistance	118,584	4.5%	—	—%	—%
Hotels and Motels	112,226	4.2%	10,917	1.3%	0.4%
Arts/Recreation/Restaurants/Vacation Camps	56,118	2.1%	96	—%	—%
Retail	34,588	1.3%	—	—%	—%
Construction & Related	27,575	1.0%	—	—%	—%
Other	184,809	7.0%	—	—%	—%
Total Commercial and Commercial Real Estate Loans	841,031	31.8%	11,013	1.3%	0.4%

Consumer Loans	892,549	33.8%	320	—%	—%

Residential Real Estate Loans	910,502	34.4%	601	0.1%	—%

Total Loans	$2,644,082		$11,934		0.5%

Outstanding PPP Loans as of June 30, 2021 (Dollars In Thousands)
PPP Funding to Date	$234,142
Loans Fully Forgiven to Date	(113,990)
Loans Partial Forgiven to Date	(3,372)
Outstanding PPP Loans	$116,780

Income Earned on PPP Loans for the Periods Ended June 30, 2021 (Dollars In Thousands)
	Three Months Ended	Six Months Ended
Interest Earned at Rate of 1%	$378	$716
Fees Recognized	2,708	3,711
Income Earned on PPP Loans	$3,086	$4,427

CAPITAL RESOURCES

Regulatory Capital Standards
Capital Adequacy Requirements. An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
As reported in the Regulatory Reform section above, Arrow elected to opt out of utilizing the CBLR framework. The Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow.

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
At June 30, 2021, Arrow's holding company and both of its subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow's holding company and two subsidiary banks, Glens Falls National and Saratoga National, under the current Capital Rules, as of June 30, 2021:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	13.79%	14.61%	15.78%	9.29%
Glens Falls National Bank & Trust Co.	14.22%	14.22%	15.31%	8.87%
Saratoga National Bank & Trust Co.	13.52%	13.52%	14.78%	9.15%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%(1)	8.50%(1)	10.50%(1)	4.00%

(1) Including the fully phased-in 2.50% capital conservation buffer

At June 30, 2021, Arrow and its subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $353.0 million at June 30, 2021, an increase of $18.6 million, or 5.6%, from the December 31, 2020 level of $334.4 million, and an increase of $35.3 million, or 11.1%, from the prior-year level. The increase in stockholders' equity over the first six months of 2021 principally reflected the following factors: (i) $26.6 million of net income for the period, plus (ii) issuance of $2.1 million of common stock through employee benefit and dividend reinvestment plans, plus (iii) cumulative impact of adoption of ASU 2016-13 of $120 thousand; reduced by (iv) other comprehensive income of $1.8 million, (v) cash dividends of $8.1 million and (vi) repurchases of common stock of $190 thousand.

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
In the first quarter of 2020, Arrow entered into interest rate swap agreements to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. The effective fixed rate is 3.43% until maturity. These agreements are designated as cash flow hedges.

Stock Repurchase Program: In January 2021, the Board of Directors approved a $5.0 million stock repurchase program, effective for the period January 27, 2021 through December 31, 2021 (the 2021 Repurchase Program), under which management is authorized, in its discretion, to permit Arrow to repurchase up to $5 million of shares of Arrow's common stock, in the open market or in privately negotiated transactions, to the extent management believes Arrow's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of shareholders. As of June 30, 2021, no repurchases of Arrow shares have occurred under the 2021 Repurchase Program. This does not include repurchases of Arrow's Common Stock other than through its 2021 Repurchase Program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

Dividends: Arrow's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On July 28, 2021, the Board of Directors declared a 2021 third quarter cash dividend of $0.26 payable on September 15, 2021. Per share amounts and share counts in the following tables have been restated for the September 25, 2020 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2020
First Quarter	$20.18	$36.93	$0.252
Second Quarter	22.87	30.76	0.252
Third Quarter	24.58	29.13	0.252
Fourth Quarter	24.51	32.00	0.260
2021
First Quarter	$28.65	$36.48	$0.260
Second Quarter	33.22	38.26	0.260
Third Quarter (dividend payable September 15, 2021)	TBD	TBD	0.260

	Quarter Ended June 30
	2021	2020
Cash Dividends Per Share	$0.260	$0.252
Diluted Earnings Per Share	0.85	0.59
Dividend Payout Ratio	30.59%	42.71%
Total Equity (in thousands)	353,033	$317,687
Shares Issued and Outstanding (in thousands)	15,572	15,461
Book Value Per Share	$22.67	$20.55
Intangible Assets (in thousands)	23,955	23,535
Tangible Book Value Per Share	$21.13	$19.03

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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $437.9 million at June 30, 2021, an increase of $72.6 million, from the year-end 2020 level.

Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at June 30, 2021 of $433.5 million compared to $338.9 million at December 31, 2020.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $52 million which were not drawn on during the three months ended June 30, 2021.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At June 30, 2021, Arrow had outstanding collateralized obligations with the FHLBNY of $45 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $780 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At June 30, 2021, there were no outstanding brokered deposits. Arrow paid down $45 million in brokered deposits in the first half of 2021. Also, Arrow's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At June 30, 2021, the amount available under this facility was approximately $629 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At June 30, 2021, Arrow's basic liquidity ratio, including FHLBNY collateralized borrowing capacity, was 32.7% of total assets, or $1.12 billion in excess of Arrow's internally-set minimum target ratio of 4%.
Arrow did not experience any significant liquidity constraints in the three month period ended June 30, 2021 and did not experience any such constraints in recent prior years. Arrow has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following accounting standards have been issued and become effective for the Company at a future date:

Arrow has evaluated the accounting standards that have been issued and effective at a future date and determined that these standards will not have a material impact on its financial position or the results of operations.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2021 Compared With
Three Months Ended June 30, 2020

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Net Income	$13,279	$9,159	$4,120	45.0%
Diluted Earnings Per Share	0.85	0.59	0.26	44.1%
Return on Average Assets	1.38%	1.07%	0.31%	29.0%
Return on Average Equity	15.21%	11.64%	3.57%	30.7%

Net income was $13.3 million and diluted earnings per share (EPS) of $.85 for the second quarter of 2021, compared to net income of $9.2 million and diluted EPS of $.59 for the second quarter of 2020. Return on average assets for the second quarter of 2021 was 1.38%, up from 1.07% in the second quarter of 2020. In addition, return on average equity increased to 15.21% for the second quarter of 2021, from 11.64% in the second quarter of 2020.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Interest and Dividend Income	$29,695	$28,002	$1,693	6.0%
Interest Expense	1,335	3,160	(1,825)	(57.8)%
Net Interest Income	28,360	24,842	3,518	14.2%
Average Earning Assets(1)	3,688,572	3,281,223	407,349	12.4%
Average Interest-Bearing Liabilities	2,721,961	2,457,690	264,271	10.8%

Yield on Earning Assets(1)	3.23%	3.43%	(0.20)%	(5.8)%
Cost of Interest-Bearing Liabilities	0.20	0.52	(0.32)	(61.5)
Net Interest Spread	3.03	2.91	0.12	4.1
Net Interest Margin	3.08	3.05	0.03	1.0

Net Interest Income excluding PPP loans	$25,274	$24,842	$432	1.7%
Net Interest Margin excluding PPP loans	2.86%	3.05%	(0.19)%	(6.2)%

(1) Includes Nonaccrual Loans.

Net interest income for the recently completed quarter increased by $3.5 million, or 14.2%, from the second quarter of 2020, due to a variety of factors including the timing of the forgiveness of PPP loans offset by lower interest rates and increased cash balances. Interest and fees on loans generated $27.0 million in income for the second quarter of 2021, an increase of 7.6% from the $25.1 million from the quarter ending June 30, 2020. Interest expense for the second quarter of 2021 was $1.3 million, a decrease of $1.8 million, or 57.8%, from the $3.2 million in expense for the comparable quarter ending June 30, 2020. Net interest margin increased 3 basis points in the second quarter of 2021 to 3.08%, from 3.05% during the second quarter of 2020. Average earning asset yields were 20 basis points lower as compared to the second quarter of 2020 due primarily to the increased cash balances and lower market rates partially offset by revenue related to PPP loans. The cost of interest-bearing liabilities decreased 33 basis points from the quarter ended June 30, 2020. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 62, the provision for loan losses for the second quarter of 2021 was $263 thousand, compared to a provision of $3.0 million for the second quarter of 2020.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Three Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Income From Fiduciary Activities	$2,589	$2,135	$454	21.3%
Fees for Other Services to Customers	2,919	2,278	641	28.1%
Insurance Commissions	1,626	1,732	(106)	(6.1)%
Net Gain (Loss) on Securities Transactions	196	(106)	302	284.9%
Net Gain on the Sale of Loans	625	547	78	14.3%
Other Operating Income	523	578	(55)	(9.5)%
Total Noninterest Income	$8,478	$7,164	$1,314	18.3%

Total noninterest income in the current quarter was $8.5 million, an increase of $1.3 million from the comparable quarter of 2020. Income from fiduciary activities for the second quarter of 2021 increased by 21.3% from the second quarter of 2020. Fees for other services to customers were $2.9 million for the second quarter of 2021, an increase of $641 thousand or 28.1% from the second quarter of 2020. Interchange fees related to increased customer activity of debit card usage was the largest driver of the increase. Insurance commissions were $1.6 million for the second quarter of 2021, a decrease of $106 thousand or 6.1% from the second quarter of 2020. The decrease is related to a decline in the employee benefits sector of the business. Net gain on security transactions of $196 thousand for the second quarter of 2021 was the result of an increase in the fair value of equity securities. Net gain on the sale of loans in the second quarter of 2021 increased by $78 thousand from the second quarter of 2020. See page 55 for the discussion of loan sales. Other operating income decreased $55 thousand from the comparable quarter in 2020, due to a variety of factors. The largest factors being fees received as part of interest rate swap agreements decreasing $233 thousand from the prior year comparable quarter and an increase in income of $90 thousand from the previous year comparable quarter related to additional bank owned life insurance purchased during 2020.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Three Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Salaries and Employee Benefits	$10,845	$10,212	$633	6.2%
Occupancy Expense of Premises, Net	1,484	1,345	139	10.3%
Technology and Equipment Expense	3,710	3,227	483	15.0%
FDIC and FICO Assessments	245	242	3	1.2%
Amortization	53	57	(4)	(7.0)%
Other Operating Expense	2,750	2,162	588	27.2%
Total Noninterest Expense	$19,087	$17,245	$1,842	10.7%
Efficiency Ratio	51.53%	53.06%	(1.5)%	(2.8)%

Noninterest expense for the second quarter of 2021 was $19.1 million, an increase of $1.8 million, or 10.7%, from the second quarter of 2020. Salaries and benefit expenses increased $633 thousand, or 6.2%, from the comparable quarter in 2020. Technology expenses increased $483 thousand, or 15.0%, from the second quarter of 2020 in part due to variable costs related to increased utilization of consumer banking technology. Other non-interest expense includes the expense for estimated credit losses on off-balance sheet credit exposures of $501 thousand in the second quarter.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Provision for Income Taxes	$4,209	$2,562	$1,647	64.3%
Effective Tax Rate	24.1%	21.9%	2.2%	10.0%
The increase in the effective tax rate in the first three months ended June 30, 2021 compared to the three-months ended June 30, 2020 was primarily due to the reduction of tax exempt investments held and the related investment income.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2021 Compared With
Six Months Ended June 30, 2020

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Net Income	$26,559	$17,286	$9,273	53.6%
Diluted Earnings Per Share	1.70	1.12	0.58	51.8
Return on Average Assets	1.42%	1.05%	0.37%	35.2
Return on Average Equity	15.50%	11.16%	4.34%	38.9

Net income was $26.6 million and diluted earnings per share (EPS) of $1.70 for the first six months of 2021, compared to net income of $17.3 million and diluted EPS of $1.12 for the first six months of 2020. Return on average assets for the first six months of 2021 was 1.42%, an increase from 1.05% for the first six months of 2020. In addition, return on average equity increased to 15.50% for the first six months of 2021 from 11.16% for the first six months of 2020.

The following narrative discusses the period-to-period changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Interest and Dividend Income	$57,389	$56,228	$1,161	2.1%
Interest Expense	2,874	8,380	(5,506)	(65.7)%
Net Interest Income	54,515	47,848	6,667	13.9%
Average Earning Assets (1)	3,617,849	3,156,052	461,797	14.6%
Average Interest-Bearing Liabilities	2,680,829	2,410,103	270,726	11.2%

Yield on Earning Assets (1)	3.20%	3.58%	(0.38)%	(10.6)%
Cost of Interest-Bearing Liabilities	0.22	0.70	(0.48)	(68.57)
Net Interest Spread	2.98	2.88	0.10	3.47
Net Interest Margin	3.04	3.05	(0.01)	(0.33)

Net Interest Income excluding PPP loans	$50,088	$47,848	$2,240	4.7%
Net Interest Margin excluding PPP loans	2.90%	3.05%	(0.15)%	(4.9)%

(1) Includes Nonaccrual Loans.
Net interest income for the first six months of 2021 increased $6.7 million, or 13.9%, from the first six months of 2020. The increase is due in part to $4.4 million of revenue related to PPP loans. Other factors negatively impacting net interest income include lower market rates and increased cash balances. Total loans at June 30, 2021 increased $82.2 million from June 30, 2020. Investments increased $30.5 million from June 30, 2020. At June 30, 2021, deposit balances reached $3.4 billion. Deposit growth from June 30, 2020 to June 30, 2021 was $369.3 million, or 12.0%. Net interest margin for the first six months of 2021 decreased 1 basis point to 3.04%, from 3.05% for the first six months of 2020. Average earning asset yields were 38 basis points lower as compared to the first six months of 2020 due primarily to the increased cash balances and lower market rates partially offset by revenue related to PPP loans. The cost of interest-bearing liabilities decreased 48 basis points from the first six months of 2020. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 62, the provision for loan losses for the first six months of 2021 was $(385) thousand, compared to a provision of $5.8 million for the first six months of 2020.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Income From Fiduciary Activities	4,967	4,348	$619	14.2%
Fees for Other Services to Customers	5,528	4,729	799	16.9
Insurance Commissions	3,266	3,364	(98)	(2.9)
Net Gain (Loss) on Securities	356	(480)	836	(174.2)
Net Gain on the Sale of Loans	2,040	760	1,280	168.4
Other Operating Income	929	2,137	(1,208)	(56.5)
Total Noninterest Income	$17,086	$14,858	$2,228	15.0%

Total noninterest income for the first six months of 2021 was $17.1 million, an increase of $2.2 million from the first six months of 2020. Income from fiduciary activities for the first six months of 2021 increased by 14.2% from the first six months of 2020 due to market performance and stable customer base. Fees for other services to customers were $5.5 million for the first six months of 2021 representing an increase of $799 thousand, or 16.9%, from the prior year comparative period. The growth was driven by interchange fees related to increased debit card usage. Insurance commissions were $3.3 million for the first six months of 2021. The decrease in insurance commissions as compared to the first six months of 2020 is primarily related to continued competition and the loss of some employee benefit relationships. Expense control initiatives are ongoing to ensure expenses appropriately align with the decrease in revenue. Net gain on security transactions of $356 thousand for the first six months of 2021 was the result of the increase in the fair value of equity securities. Net gain on the sale of loans for the first six months of 2021 increased by $1.3 million to $2.0 million due in part to strong demand for residential mortgages in our operating markets and favorable market conditions for mortgage sales. See page 55 for the discussion of loan sales. Other operating income decreased $1.2 million from the comparable period in 2020, due primarily to fees received as part of interest rate swap agreements declining $1.1 million.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Salaries and Employee Benefits	$21,983	$20,595	$1,388	6.7%
Occupancy Expense of Premises, Net	3,077	2,794	283	10.1
Technology and Equipment Expense	7,169	6,579	590	9.0
FDIC and FICO Assessments	515	461	54	11.7
Amortization	106	115	(9)	(7.8)
Other Operating Expense	4,915	4,455	460	10.3
Total Noninterest Expense	$37,765	$34,999	$2,766	7.9
Efficiency Ratio	53.54%	54.72%	(1.18)%	(2.2)%

Noninterest expense for the first six months of 2021 was $37.8 million, an increase of $2.8 million, or 7.9%, from the first six months of 2020. Salaries and benefit expenses increased $1.4 million, or 6.7%, from the comparable period in 2020. Technology expenses increased $590 thousand, or 9.0%, from the first six months of 2020 due to variable costs related to increased utilization of consumer banking technology as well as additional expenses to optimize digital delivery channels. Other non-interest expense increased $460 thousand for the first six months of 2021 as compared to the first six months of 2020. Other non-interest expense includes the expense for estimated credit losses on off-balance sheet credit exposures of $355 thousand for the first six months of 2021.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Provision for Income Taxes	$7,662	$4,609	$3,053	66.2%
Effective Tax Rate	22.4%	21.1%	1.3%	6.2%
The increase in the effective tax rate in the first six months of 2021 over the first six months of 2020 was primarily due to the reduction of tax exempt investments held and the related investment income.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to credit risk in the loan portfolio and liquidity risk, discussed earlier, Arrow's business activities also generate market risk.  Market risk is the possibility that changes in future market rates (interest rates) or prices (market value of financial instruments) will make Arrow's position (i.e., assets and operations) less valuable.  Arrow's primary market risk is interest rate volatility. The ongoing monitoring and management of interest rate risk is an important component of the asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management's Asset/Liability Committee ("ALCO").  In this capacity ALCO develops guidelines and strategies impacting the asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.
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
Arrow''s standard simulation model applies a parallel shift in interest rates, ramped over a 12-month period, to capture the impact of changing interest rates on net interest income.  The results are compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates. Additional tools to monitor potential longer-term interest rate risk, including periodic stress testing involving hypothetical sudden and significant interest rate spikes, are also evaluated.
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
As of June 30, 2021:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	0.28%	(2.28)%
Calculated change in Net Interest Income - Year 2	1.93%	(14.96)%

Historically, there has existed an inverse relationship between changes in prevailing rates and Arrow's net interest income, suggesting that liabilities and sources of funds generally reprice more quickly than earning assets (near-term liability sensitivity). In recent months, sharply higher cash balances funded by an increase in core deposits has contributed to a more pronounced shift toward asset sensitivity. As the economy continues to recover from the COVID-19 pandemic, a reversal of this trend may, or may not, occur. However, when net interest income is simulated over a longer time frame, this exposure is limited, and actually reverses, as asset yields continue to reprice while the cost of funding reaches assumed ceilings or floors (long-term asset sensitivity). Additionally, short-term interest rates are at historic lows, at or near zero. Accordingly, the results in the -100 basis points scenario effectively represents a flattening of the yield curve, with all rate terms dropping to zero, rather than a parallel shift in interest rates across the entire yield curve.
The hypothetical estimates underlying the sensitivity analysis are based upon numerous assumptions, including: the nature and timing of changes in interest rates including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  While assumptions are developed based upon current economic and local market conditions, Arrow cannot make any assurance as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.
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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective. Arrow adopted ASU No. 2016-13, "Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" on January 1, 2021. Arrow implemented new controls and modified existing controls as part of the adoption. The new controls were implemented to account for the additional complexity of the expected credit loss model, review of economic forecasts, and other assumptions used in the estimation of the model. There were no other changes in Arrow's internal control over financial reporting that occurred during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, Arrow's internal control over financial reporting.

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
On July 1, 2020, Daphne Richard, a customer of GFNB filed a putative class action complaint against GFNB in the United States District Court for the Northern District of New York. The complaint alleges that GFNB assessed overdraft fees on certain transactions drawn on her checking account without having sufficiently disclosed its overdraft-fee practices in its account agreement. Ms. Richard, on behalf of two purported classes, seeks compensatory damages, disgorgement of profits, statutory damages, treble damages, enjoinment of the conduct complained of, and costs and fees. The complaint is similar to complaints filed against other financial institutions pertaining to overdraft fees. Arrow denies any wrongdoing and the case is being vigorously defended. The case has been referred to mediation, which the Court has ordered to be completed by October 29, 2021.
Item 1.A.
Risk Factors
The Risk Factors identified in Arrow's Annual Report on Form 10-K for the year ended December 31, 2020 continue to represent the most significant risks to Arrow's future results of operations and financial conditions, without further modification or amendment.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow during the three months ended June 30, 2021 of common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Second Quarter 2021 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
April	2,132	$34.70	—	$5,000,000
May	6,054	37.54	—	5,000,000
June	13,397	36.79	—	5,000,000
Total	21,583	36.80	—
1 The total number of shares purchased by Arrow and the average price paid per share listed in columns (A) and (B) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans in connection with their stock-for-stock exercise of such options and (iii) shares purchased under the publicly-announced 2021 Repurchase Program. In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow through such methods: April - DRIP purchases (1,549 shares), stock-for-stock option exercises (583 shares); May - DRIP purchases (1,536 shares), stock-for-stock option exercises (4,518 shares); and June - DRIP purchases (13,397 shares).
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs. Arrow's only publicly-announced stock repurchase program in effect for the second quarter of 2021 was the 2021 Repurchase Program approved by the Board of Directors and announced in January 2021, under which the Board authorized management, in its discretion, to repurchase from time to time from the period January 27, 2021 through December 31, 2021, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions.

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
ARROW FINANCIAL CORPORATION
Registrant

August 6, 2021	/s/Thomas J. Murphy
Date	Thomas J. Murphy
President and Chief Executive Officer

August 6, 2021	/s/Edward J. Campanella
Date	Edward J. Campanella
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)