Form 10-Q
period 2021-09-30
ARROW FINANCIAL CORP
filed 2021-11-04
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. __			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2021
Common Stock, par value $1.00 per share	16,023,411

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2021	December 31, 2020	September 30, 2020
ASSETS
Cash and Due From Banks	$49,430	$42,116	$54,286
Interest-Bearing Deposits at Banks	548,936	338,875	396,380
Investment Securities:
Available-for-Sale at Fair Value	486,900	365,287	374,928
Held-to-Maturity (Approximate Fair Value of $203,936 at September 30, 2021; $226,576 at December 31, 2020; and $233,501 at September 30, 2020)	198,337	218,405	224,799
Equity Securities	1,886	1,636	1,511
FHLB and Federal Reserve Bank Stock	5,380	5,349	5,574
Loans	2,654,751	2,595,030	2,592,455
Allowance for Credit Losses	(26,956)	(29,232)	(28,446)
Net Loans	2,627,795	2,565,798	2,564,009
Premises and Equipment, Net	44,003	42,612	42,075
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	2,006	1,950	1,789
Other Assets	84,558	84,735	90,460
Total Assets	$4,071,104	$3,688,636	$3,777,684
LIABILITIES
Noninterest-Bearing Deposits	$841,910	$701,341	$690,232
Interest-Bearing Checking Accounts	1,035,358	832,434	912,980
Savings Deposits	1,515,692	1,423,358	1,354,956
Time Deposits over $250,000	73,889	123,622	112,555
Other Time Deposits	138,714	153,971	194,135
Total Deposits	3,605,563	3,234,726	3,264,858
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	2,426	17,486	73,949
Federal Home Loan Bank Term Advances	45,000	45,000	50,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	5,181	5,217	5,228
Other Liabilities	32,763	31,815	37,989
Total Liabilities	3,710,933	3,354,244	3,452,024
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at September 30, 2021, December 31, 2020 and September 30, 2020	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (20,800,144 Shares Issued at September 30, 2021 and 20,194,474 at December 31, 2020 and September 30, 2020)	20,800	20,194	20,194
Additional Paid-in Capital	377,349	353,662	353,062
Retained Earnings	47,936	41,899	33,434
Accumulated Other Comprehensive Loss	(3,719)	(816)	(253)
Treasury Stock, at Cost (4,780,496 Shares at September 30, 2021; 4,678,736 Shares at December 31, 2020 and 4,705,102 Shares at September 30, 2020)	(82,195)	(80,547)	(80,777)
Total Stockholders’ Equity	360,171	334,392	325,660
Total Liabilities and Stockholders’ Equity	$4,071,104	$3,688,636	$3,777,684
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$27,157	$24,706	$79,354	$74,657
Interest on Deposits at Banks	163	64	351	229
Interest and Dividends on Investment Securities:
Fully Taxable	1,632	1,557	4,809	5,621
Exempt from Federal Taxes	855	969	2,682	3,017
Total Interest and Dividend Income	29,807	27,296	87,196	83,524
INTEREST EXPENSE
Interest-Bearing Checking Accounts	155	264	566	1,061
Savings Deposits	424	806	1,490	4,450
Time Deposits over $250,000	39	292	228	1,263
Other Time Deposits	133	576	511	2,360
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	—	17	3	55
Federal Home Loan Bank Advances	197	219	586	865
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	173	173	513	574
Interest on Financing Leases	48	49	146	148
Total Interest Expense	1,169	2,396	4,043	10,776
NET INTEREST INCOME	28,638	24,900	83,153	72,748
Provision for Credit Losses	99	2,271	(286)	8,083
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	28,539	22,629	83,439	64,665
NONINTEREST INCOME
Income From Fiduciary Activities	2,571	2,265	7,538	6,613
Fees for Other Services to Customers	2,966	2,619	8,494	7,348
Insurance Commissions	1,576	1,713	4,842	5,077
Net (Loss) Gain on Securities	(106)	(72)	250	(552)
Net Gain on Sales of Loans	211	1,433	2,251	2,193
Other Operating Income	476	739	1,405	2,876
Total Noninterest Income	7,694	8,697	24,780	23,555
NONINTEREST EXPENSE
Salaries and Employee Benefits	11,377	10,408	33,360	31,003
Occupancy Expenses, Net	1,403	1,427	4,480	4,221
Technology and Equipment Expense	3,833	3,228	11,002	9,807
FDIC Assessments	249	309	764	770
Other Operating Expense	2,561	2,115	7,582	6,685
Total Noninterest Expense	19,423	17,487	57,188	52,486
INCOME BEFORE PROVISION FOR INCOME TAXES	16,810	13,839	51,031	35,734
Provision for Income Taxes	3,821	2,793	11,483	7,402
NET INCOME	$12,989	$11,046	$39,548	$28,332
Average Shares Outstanding [1]:
Basic	16,027	15,936	16,015	15,917
Diluted	16,085	15,946	16,072	15,931
Per Common Share:
Basic Earnings	$0.81	$0.69	$2.47	$1.78
Diluted Earnings	0.81	0.69	2.46	1.78

    1 2020 Share and Per Share Amounts have been restated for the September 24, 2021 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net Income	$12,989	$11,046	$39,548	28,332
Other Comprehensive (Loss) Income, Net of Tax:
Net Unrealized Securities Holding (Loss) Gain Arising During the Period	(1,279)	(296)	(3,969)	5,823
Net Unrealized Gain on Cash Flow Hedge Agreements	183	238	954	37
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(25)	—	(68)	—
Amortization of Net Retirement Plan Actuarial Loss	17	42	51	127
Amortization of Net Retirement Plan Prior Service Cost	43	39	129	117
Other Comprehensive (Loss) Income	(1,061)	23	(2,903)	6,104
Comprehensive Income	$11,928	$11,069	$36,645	$34,436

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Nine Month Period Ended September 30, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	$20,194	$353,662	$41,899	$(816)	$(80,547)	$334,392
Cumulative impact of adoption of ASU 2016-13			120	—		120
Balance at January 1, 2021 as adjusted for impact of adoption of ASU 2016-13	20,194	353,662	42,019	(816)	(80,547)	334,512
Net Income	—	—	39,548	—	—	39,548
Other Comprehensive Loss	—	—	—	(2,903)	—	(2,903)
3% Stock Dividend (605,670 Shares)	606	20,896	(21,502)	—	—	—
Cash Dividends Paid, $.757 per Share	—	—	(12,129)	—	—	(12,129)
Stock Options Exercised, Net (52,610 Shares)	—	983	—	—	470	1,453
Shares Issued Under the Directors’ Stock Plan (8,471 Shares)	—	208	—	—	76	284
Shares Issued Under the Employee Stock Purchase Plan (11,304 Shares)	—	262	—	—	101	363
Shares Issued for Dividend Reinvestment Plans (37,841 Shares)	—	1,028	—	—	338	1,366
Stock-Based Compensation Expense	—	310	—	—	—	310
Purchase of Treasury Stock (72,750 Shares)	—	—	—	—	(2,633)	(2,633)
Balance at September 30, 2021	$20,800	$377,349	$47,936	$(3,719)	$(82,195)	$360,171

	Three Month Period Ended September 30, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at June 30, 2021	$20,194	$355,195	$60,494	$(2,658)	$(80,192)	$353,033
Net Income	—	—	12,989	—	—	12,989
Other Comprehensive Loss	—	—	—	(1,061)	—	(1,061)
3% Stock Dividend (605,670 Shares)	606	20,896	(21,502)	—	—	—
Cash Dividends Paid, $.252 per Share	—	—	(4,045)	—	—	(4,045)
Stock Options Exercised, Net (30,346 Shares)	—	657	—	—	271	928
Shares Issued Under the Directors’ Stock Plan (2,627 Shares)	—	71	—	—	24	95
Shares Issued Under the Employee Stock Purchase Plan (3,387 Shares)	—	87	—	—	30	117
Shares Issued for Dividend Reinvestment Plans (12,826 Shares)	—	340	—	—	115	455
Stock-Based Compensation Expense	—	103	—	—	—	103
Purchase of Treasury Stock (67,649 Shares)	—	—	—	—	(2,443)	(2,443)
Balance at September 30, 2021	$20,800	$377,349	$47,936	$(3,719)	$(82,195)	$360,171

	Nine Month Period Ended September 30, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2019	$19,606	335,355	33,218	$(6,357)	$(80,094)	$301,728
Net Income	—	—	28,332	—	—	28,332
Other Comprehensive Income	—	—	—	6,104	—	6,104
3% Stock Dividend (588,025 Shares)	588	15,818	(16,406)	—	—	—
Cash Dividends Paid, $.735 per Share [1]	—	—	(11,710)	—	—	(11,710)
Stock Options Exercised, Net (26,039 Shares)	—	344	—	—	252	596
Shares Issued Under the Directors’ Stock Plan (4,245 Shares)	—	83	—	—	42	125
Shares Issued Under the Employee Stock Purchase Plan (13,697 Shares)	—	260	—	—	132	392
Shares Issued for Dividend Reinvestment Plans (48,473 Shares)	—	887	—	—	462	1,349
Stock-Based Compensation Expense	—	315	—	—	—	315
Purchase of Treasury Stock (52,257 Shares)	—	—	—	—	(1,571)	(1,571)
Balance at September 30, 2020	$20,194	$353,062	$33,434	$(253)	$(80,777)	$325,660

	Three Month Period Ended September 30, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at June 30, 2020	$19,606	$336,643	$42,704	$(276)	$(80,990)	$317,687
Net Income	—	—	11,046	—	—	11,046
Other Comprehensive Income	—	—	—	23	—	23
3% Stock Dividend (588,025 Shares)	588	15,818	(16,406)	—	—	—
Cash Dividends Paid, $.245 per Share [1]	—	—	(3,910)	—	—	(3,910)
Stock Options Exercised, Net (8,884 Shares)	—	107	—	—	81	188
Shares Issued Under the Employee Stock Purchase Plan (4,739 Shares)	—	84	—	—	43	127
Shares Issued for Dividend Reinvestment Plans (16,443 Shares)	—	304	—	—	153	457
Stock-Based Compensation Expense	—	106	—	—	—	106
Purchase of Treasury Stock (2,236 Shares)	—	—	—	—	(64)	(64)
Balance at September 30, 2020	$20,194	$353,062	$33,434	$(253)	$(80,777)	$325,660

1 Cash dividends paid per share have been adjusted for the September 24, 2021 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2021	2020
Net Income	$39,548	$28,332
Provision for Credit Losses	(286)	8,083
Depreciation and Amortization	5,894	4,669
Net (Gain) Loss on Securities Transactions	(250)	552
Loans Originated and Held-for-Sale	(45,930)	(60,335)
Proceeds from the Sale of Loans Held-for-Sale	57,097	52,099
Net Gain on the Sale of Loans	(2,251)	(2,193)
Net Loss (Gain) on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	68	(157)
Contributions to Retirement Benefit Plans	(441)	(540)
Deferred Income Tax Benefit	(35)	(2,255)
Shares Issued Under the Directors’ Stock Plan	284	125
Stock-Based Compensation Expense	310	315
Tax Benefit from Exercise of Stock Options	69	41
Net Increase in Other Assets	(92)	(5,924)
Net Increase in Other Liabilities	1,727	4,751
Net Cash Provided By Operating Activities	55,712	27,563
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	93,332	75,449
Purchases of Securities Available-for-Sale	(222,089)	(86,832)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	24,266	26,570
Purchases of Securities Held-to-Maturity	(4,695)	(6,848)
Net Increase in Loans	(70,393)	(197,577)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,054	2,332
Purchase of Premises and Equipment	(3,942)	(3,639)
Net (Increase) Decrease in FHLB and Federal Reserve Bank Stock	(31)	4,743
Purchase of Bank Owned Life Insurance	—	(12,000)
Net Cash Used By Investing Activities	(182,498)	(197,802)
Cash Flows from Financing Activities:
Net Increase in Deposits	370,837	648,804
Net Decrease in Short-Term Federal Home Loan Bank Borrowings	—	(130,000)
Net (Decrease) Increase in Short-Term Borrowings	(15,060)	22,850
Finance Lease Payments	(36)	(26)
Federal Home Loan Bank Advances	—	40,000
Repayments of Federal Home Loan Bank Term Advances	—	(20,000)
Purchase of Treasury Stock	(2,633)	(1,571)
Stock Options Exercised, Net	1,453	596
Shares Issued Under the Employee Stock Purchase Plan	363	392
Shares Issued for Dividend Reinvestment Plans	1,366	1,349
Cash Dividends Paid	(12,129)	(11,710)
Net Cash Provided By Financing Activities	344,161	550,684
Net Increase in Cash and Cash Equivalents	217,375	380,445
Cash and Cash Equivalents at Beginning of Period	380,991	70,221
Cash and Cash Equivalents at End of Period	$598,366	$450,666

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$4,224	$11,367
Income Taxes	11,060	8,369
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,066	711

See Notes to Unaudited Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow, the Company, we, or us), the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2021, December 31, 2020 and September 30, 2020; the results of operations for the nine month periods ended September 30, 2021 and 2020; the consolidated statements of comprehensive income for the nine month periods ended September 30, 2021 and 2020; the changes in stockholders' equity for the nine month periods ended September 30, 2021 and 2020; and the cash flows for the nine month periods ended September 30, 2021 and 2020. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2020 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2020.

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
Management estimates the allowance balance using relevant available information from internal and external sources related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience provides the basis for the estimation of expected credit losses. Arrow's historical loss experience was supplemented with peer information when there was insufficient loss data for Arrow. Peer selection was based on a review of institutions with comparable loss experience as well as loan yield, bank size, portfolio concentration and geography. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in credit concentrations, delinquency level, collateral values and underwriting standards as well as changes in economic conditions or other relevant factors. Management judgment is required at each point in the measurement process.
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
Historical credit loss experience for both Arrow and segment-specific peers provides the basis for the estimation of expected credit losses. Arrow utilized regression analyses of peer data, of which Arrow is included, where observed credit losses and selected economic factors were utilized to determine suitable loss drivers for modeling lifetime probability of default (PD) rates. Arrow uses the discounted cash flow (DCF) method to estimate expected credit losses for the commercial, commercial real estate, and residential segments. For each of these loan segments, Arrow generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, PD, and segment-specific loss given default (LGD) risk factors. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions.

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
Arrow's allowance for credit losses reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. Arrow has determined that a TDR is reasonably expected no later than the point it is determined that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required allowance for credit losses. TDRs performing in accordance with their modified contractual terms for a reasonable period of time may be included in Arrow's existing pools based on the underlying risk characteristics of the loan to measure the allowance for credit losses. In accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act and ASC Subtopic 310-40, as extended by the Consolidated Appropriations Act, 2021, if a qualifying loan modification was made for a borrower as the result of the COVID-19 pandemic, this modification was not considered a TDR.

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
The mortgage-backed and collateralized mortgage obligations HTM securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, Arrow did not record a credit loss for these securities.
State and municipal bonds carry an investment grade from an accredited ratings agency, primarily with an investment grade rating. In addition, Arrow has a limited amount of New York state local municipal bonds that are not rated. The estimate of expected credit losses on the HTM portfolio is based on the expected cash flows of each individual CUSIP over its contractual life and utilized a municipal loss forecast model for determining PD and LGD rates. Management may exercise discretion to make adjustments based on environmental factors. A calculated expected credit loss for individual securities was determined using the PD and LGD rates. Arrow determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded.

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

Accrued Interest Receivable
Upon adoption of CECL on January 1, 2021, Arrow made the following elections regarding accrued interest receivable: (1) presented accrued interest receivable balances separately within the other assets balance sheet line item; (2) excluded interest receivable that is included in amortized cost of financing receivables from related disclosures requirements and (3) continued Arrow's policy to write off accrued interest receivable by reversing interest income. For loans, write off typically occurs upon becoming over 90 to 120 days past due and therefore the amount of such write offs are immaterial. Historically, Arrow has not experienced uncollectible accrued interest receivable on investment securities.

The following accounting standards have been adopted in the first nine months of 2021:

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all related subsequent amendments thereto. ASU 2016-13 introduces new guidance that make substantive changes to the accounting for credit losses. ASU 2016-13 introduces the CECL model, which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. ASU 2016-13 also modifies certain provisions of the current other-than-temporary impairment model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security’s amortized cost basis and its fair value and will be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. ASU 2016-13 also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. ASU 2016-13 requires expanded disclosures including, but not limited to, (1) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management’s estimate and the reasons for those changes, (2) financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (3) a rollforward of the allowance for credit losses for HTM and AFS securities. The standard also changes the accounting for purchased credit-impaired debt securities and loans. ASU 2016-13 was effective for Arrow on January 1, 2020. As permitted by the CARES Act, Arrow deferred the adoption of the CECL methodology in determining credit losses until January 1, 2021. Management expects that the CECL model may create more volatility in the level of our allowance for loan losses from quarter to quarter as changes in the level of allowance for loan losses will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality.
Arrow adopted CECL on January 1, 2021 (“Day 1”) using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures recognized as other liabilities. Results for reporting periods beginning after January 1, 2021 are presented under Accounting Standards Codification (ASC) 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Arrow recorded a net increase to retained earnings of $120,000 as of January 1, 2021 for the cumulative effect of adopting ASC 326. The transition adjustment includes a $1.3 million decrease to the allowance for credit losses on loans, a $1.1 million increase to the estimated credit losses on off-balance sheet credit exposures recorded as other liabilities, and a $41,000 impact to the deferred tax liability. Arrow did not record an allowance for HTM debt securities on January 1, 2021 as the amount of credit risk was deemed immaterial. Arrow did not record an allowance for credit losses on its AFS debt securities under the newly codified AFS debt security impairment model, as the majority of these securities are government agency-backed securities for which the risk of loss is minimal. Refer to Note 3 Investment Securities and Note 4 Loans (under the captions "Allowance for Credit Losses" and "Loan Credit Quality Indicators") to the Company’s unaudited interim consolidated financial statements included in this Form 10-Q for more information.
In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes" (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. Arrow adopted this standard on January 1, 2021. Arrow does not expect that the adoption of this standard will have a material impact on its financial position or the results of operations in periods subsequent to its adoption.

Note 2. CASH AND CASH EQUIVALENTS (In Thousands)

The following table is the schedule of Cash and Cash Equivalents at September 30, 2021, December 31, 2020 and September 30, 2020.
	September 30, 2021	December 31, 2020	September 30, 2020
Cash and Due From Banks	$49,430	$42,116	$54,286
Interest-Bearing Deposits at Banks	548,936	338,875	396,380
Total Cash and Cash Equivalents	$598,366	380,991	450,666

Supplemental Information:
Restricted cash pledged as collateral related to swap agreements and included in Cash and Due From Banks	$—	$500	$2,350

Note 3.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at September 30, 2021, December 31, 2020 and September 30, 2020:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
September 30, 2021
Available-For-Sale Securities, at Amortized Cost	$110,001	$400	$373,042	$1,000	$484,443
Gross Unrealized Gains	96	—	5,225	—	5,321
Gross Unrealized Losses	(792)	—	(1,872)	(200)	(2,864)
Available-For-Sale Securities, at Fair Value	109,305	400	376,395	800	486,900
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					361,014

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$—	$—	$125	$—	$125
From 1 - 5 Years	110,001	40	368,296	—	478,337
From 5 - 10 Years	—	360	4,621	1,000	5,981
Over 10 Years	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$—	$—	$132	$—	$132
From 1 - 5 Years	109,305	40	371,649	—	480,994
From 5 - 10 Years	—	360	4,614	800	5,774
Over 10 Years	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$74,695	$—	$190,532	$—	$265,227
12 Months or Longer	29,513	—	—	800	30,313
Total	$104,208	$—	$190,532	$800	$295,540
Number of Securities in a Continuous Loss Position	14	—	27	1	42

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$305	$—	$1,872	$—	$2,177
12 Months or Longer	487	—	—	200	687
Total	$792	$—	$1,872	$200	$2,864

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$110,001
US Agency Obligations, at Fair Value	109,305
US Government Agency Securities, at Amortized Cost			$10,119
US Government Agency Securities, at Fair Value			10,165
Government Sponsored Entity Securities, at Amortized Cost			362,923
Government Sponsored Entity Securities, at Fair Value			366,230

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2020
Available-For-Sale Securities, at Amortized Cost	$65,002	$528	$290,967	$1,000	$357,497
Gross Unrealized Gains	184	—	7,934	—	8,118
Gross Unrealized Losses	(74)	—	(54)	(200)	(328)
Available-For-Sale Securities, at Fair Value	65,112	528	298,847	800	365,287
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					244,411

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$29,926	$—	$—	$—	$29,926
12 Months or Longer	—	—	4,882	800	5,682
Total	$29,926	$—	$4,882	$800	$35,608
Number of Securities in a Continuous Loss Position	4	—	1	1	6

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$74	$—	$—	$—	$74
12 Months or Longer	—	—	54	200	254
Total	$74	$—	$54	$200	$328

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$65,002
US Agency Obligations, at Fair Value	65,112
US Government Agency Securities, at Amortized Cost			$12,696
US Government Agency Securities, at Fair Value			12,683
Government Sponsored Entity Securities, at Amortized Cost			278,271
Government Sponsored Entity Securities, at Fair Value			286,164

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
September 30, 2020
Available-For-Sale Securities, at Amortized Cost	$35,001	$593	$329,887	$1,000	$366,481
Gross Unrealized Gains	184	—	8,700	—	8,884
Gross Unrealized Losses	(18)	—	(219)	(200)	(437)
Available-For-Sale Securities, at Fair Value	35,167	593	338,368	800	374,928
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					308,879

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$29,982	$—	$13,847	$—	$43,829
12 Months or Longer	—	—	54,239	800	55,039
Total	$29,982	$—	$68,086	$800	$98,868
Number of Securities in a Continuous Loss Position	4	—	26	1	31

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$18	$—	$36	$—	$54
12 Months or Longer	—	—	183	200	383
Total	$18	$—	$219	$200	$437

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$35,001
US Agency Obligations, at Fair Value	35,167
US Government Agency Securities, at Amortized Cost			$69,575
US Government Agency Securities, at Fair Value			69,407
Government Sponsored Entity Securities, at Amortized Cost			260,312
Government Sponsored Entity Securities, at Fair Value			268,961

At September 30, 2021, there was no allowance for credit losses for the available for sale securities portfolio.

The following table is the schedule of Held-To-Maturity Securities at September 30, 2021, December 31, 2020 and September 30, 2020:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
September 30, 2021
Held-To-Maturity Securities, at Amortized Cost	$179,952	$18,385	$198,337
Gross Unrealized Gains	4,834	765	5,599
Gross Unrealized Losses	—	—	—
Held-To-Maturity Securities, at Fair Value	184,786	19,150	203,936
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			192,929

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$23,281	$940	$24,221
From 1 - 5 Years	140,014	17,445	157,459
From 5 - 10 Years	15,791	—	15,791
Over 10 Years	866	—	866

Maturities of Debt Securities, at Fair Value:
Within One Year	$23,448	$959	$24,407
From 1 - 5 Years	143,994	18,191	162,185
From 5 - 10 Years	16,473	—	16,473
Over 10 Years	871	—	871

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—

Number of Securities in a Continuous Loss Position	—	—	—

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$6,302
US Government Agency Securities, at Fair Value		6,506
Government Sponsored Entity Securities, at Amortized Cost		12,083
Government Sponsored Entity Securities, at Fair Value		12,644

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2020
Held-To-Maturity Securities, at Amortized Cost	$192,352	$26,053	$218,405
Gross Unrealized Gains	7,080	1,094	8,174
Gross Unrealized Losses	(3)	—	(3)
Held-To-Maturity Securities, at Fair Value	199,429	27,147	226,576
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			211,176

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,513	$—	$1,513
12 Months or Longer	—	—	—
Total	$1,513	$—	$1,513
Number of Securities in a Continuous Loss Position	4	—	4

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3	$—	$3
12 Months or Longer	—	—	—
Total	$3	$—	$3

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$9,440
US Government Agency Securities, at Fair Value		9,762
Government Sponsored Entity Securities, at Amortized Cost		16,613
Government Sponsored Entity Securities, at Fair Value		17,385

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
September 30, 2020
Held-To-Maturity Securities, at Amortized Cost	$195,735	$29,064	$224,799
Gross Unrealized Gains	7,488	1,257	8,745
Gross Unrealized Losses	(43)	—	(43)
Held-To-Maturity Securities, at Fair Value	203,180	30,321	233,501
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			221,844

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,476	$—	$1,476
12 Months or Longer	—	—	—
Total	$1,476	$—	$1,476
Number of Securities in a Continuous Loss Position	4	—	4

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$42	$—	$42
12 Months or Longer	1	—	1
Total	$43	$—	$43

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$10,669
US Government Agency Securities, at Fair Value		11,049
Government Sponsored Entity Securities, at Amortized Cost		18,392
Government Sponsored Entity Securities, at Fair Value		19,272

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for September 30, 2021, December 31, 2020 and September 30, 2020, do not reflect any deterioration of the credit worthiness of the issuing entities.
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at September 30, 2021, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at September 30, 2021 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended September 30, 2021.
Arrow's held to maturity debt securities are comprised of U.S. government agencies, U.S. government-sponsored enterprises or state and municipal obligations. U.S. government agencies and U.S. government-sponsored enterprise securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of September 30, 2021.

The following table is the schedule of Equity Securities at September 30, 2021, December 31, 2020 and September 30, 2020:

Equity Securities

	September 30, 2021	December 31, 2020	September 30, 2020
Equity Securities, at Fair Value	$1,886	$1,636	$1,511

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the three and nine month period ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net (Loss) Gain on Equity Securities	$(106)	$(72)	$250	$(552)
Less: Net (loss) gain recognized during the reporting period on equity securities sold during the period	—	—	—	—
Unrealized net (loss) gain recognized during the reporting period on equity securities still held at the reporting date	$(106)	$(72)	$250	$(552)

Note 4.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of September 30, 2021, and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $2,169, $11,085 and $10,580 as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2021
Loans Past Due 30-59 Days	$729	$—	$4,809	$368	$5,906
Loans Past Due 60-89 Days	63	—	2,543	1,295	3,901
Loans Past Due 90 or more Days	75	1,641	1,010	1,951	4,677
Total Loans Past Due	867	1,641	8,362	3,614	14,484
Current Loans	187,324	613,440	912,827	926,676	2,640,267
Total Loans	$188,191	$615,081	$921,189	$930,290	$2,654,751

December 31, 2020
Loans Past Due 30-59 Days	$102	$—	$4,976	$261	$5,339
Loans Past Due 60-89 Days	113	—	2,713	1,279	4,105
Loans Past Due 90 or more Days	78	1,658	1,379	1,224	4,339
Total Loans Past Due	293	1,658	9,068	2,764	13,783
Current Loans	240,261	570,129	850,700	920,157	2,581,247
Total Loans	$240,554	$571,787	$859,768	$922,921	$2,595,030

September 30, 2020
Loans Past Due 30-59 Days	$43	$—	$4,238	$428	$4,709
Loans Past Due 60-89 Days	79	85	2,853	765	3,782
Loans Past Due 90 or more Days	22	1,475	1,303	1,517	4,317
Total Loans Past Due	144	1,560	8,394	2,710	12,808
Current Loans	275,777	539,673	841,132	923,065	2,579,647
Total Loans	$275,921	$541,233	$849,526	$925,775	$2,592,455

Schedule of Non Accrual Loans by Category
		Commercial
September 30, 2021	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$555	$555
Nonaccrual Loans	91	7,766	1,101	1,765	10,723
Nonaccrual With No Allowance for Credit Loss	91	4,983	1,101	1,765	7,940
Interest Income on Nonaccrual Loans	—	111	—	—	111

December 31, 2020
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$184	$—	$44	$228
Nonaccrual Loans	78	1,475	1,470	3,010	6,033

September 30, 2020
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$121	$121
Nonaccrual Loans	72	1,475	1,559	2,898	6,004

Arrow disaggregates its loan portfolio into the following four categories:

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

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2021:

September 30, 2021	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	7,254	7,254
Consumer	—	—	—
Residential	676	—	676
Total	$676	$7,254	$7,930

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
The September 30, 2021 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflected economic improvement with a reduction of approximately 0.2% in the national unemployment rate during the six-quarter forecast period, while forecasted gross domestic product declined approximately 1.0%. The home price index forecast increased approximately 2.2% from the previous quarter level. Key assumptions utilized in the CECL calculation include loan segmentation, loan loss regression analysis, reasonable and supportable forecast period, reversion period, discounted cash flow inputs including economic forecast data and prepayment and curtailment speeds and qualitative factors. Key assumptions are reviewed and approved on a quarterly basis. Driven by current economic forecasts, loan growth and net charge offs during the quarter, the third quarter provision for credit losses was $99 thousand. The provision is directionally consistent with both the latest economic forecasts as well as third quarter activity. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of September 30, 2021.

The following table details activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2021 and September 30, 2020. Arrow adopted ASU 2016-13 on January 1, 2021. Results for the periods beginning after January 1, 2021 are presented under ASC 326 and prior periods continue to be reported in accordance with previously applicable US GAAP.

Allowance for Credit Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Rollforward of the Allowance for Credit Losses for the Quarterly Period:
June 30, 2021	$2,241	$13,606	$2,443	$8,720	$27,010
Charge-offs	(17)	—	(427)	—	(444)
Recoveries	—	—	291	—	291
Provision	200	65	(19)	(147)	99
September 30, 2021	$2,424	$13,671	$2,288	$8,573	$26,956

December 31, 2020	$2,173	$9,990	$11,562	$5,507	$29,232
Impact of Adoption ASC 326	2,084	2,064	(9,383)	3,935	(1,300)
Balance as of January 1, 2021 as adjusted for ASU 2016-13	4,257	12,054	2,179	9,442	27,932
Charge-offs	(37)	—	(1,480)	(3)	(1,520)
Recoveries	—	—	830	—	830
Provision	(1,796)	1,617	759	(866)	(286)
September 30, 2021	$2,424	$13,671	$2,288	$8,573	$26,956

Allowance for Loan Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Rollforward of the Allowance for Loan Losses for the Quarterly Period:
June 30, 2020	$1,917	$8,361	$10,639	$5,383	$26,300
Charge-offs	(17)	(5)	(370)	—	$(392)
Recoveries	—	—	267	—	$267
Provision	419	1,013	609	230	$2,271
September 30, 2020	$2,319	$9,369	$11,145	$5,613	$28,446

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. The Day 1 adoption of ASU 2016-13, created an allowance for credit loss on off-balance sheet exposures recognized as other liabilities of $1.1 million. Subsequent changes in this allowance are reflected in other operating expenses within the non-interest expense category. As of September 30, 2021, the total unfunded commitment off-balance sheet credit exposure was $1.8 million.

Individually Evaluated Loans

All loans not included in the vintage analysis method that exceed $250,000, which are on nonaccrual status, are evaluated on an individual basis. Arrow made the policy election to apply a practical expedient for collateral dependent financial assets when the borrower is experiencing financial difficulty and the repayment is expected through the sale of the collateral. This allows Arrow to use fair value of the collateral at the reporting date adjusted for estimated cost to sell when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operating of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. As of September 30, 2021, there were six total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $7.9 million and only one loan had an allowance for credit loss of $616 thousand.

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
September 30, 2021
Ending Loan Balance - Collectively Evaluated	$188,191	$607,827	$921,189	$929,614	$2,646,821
Allowance for Credit Losses - Loans Collectively Evaluated	2,424	13,055	2,288	8,573	26,340

Ending Loan Balance - Individually Evaluated	—	7,254	—	676	7,930
Allowance for Credit Losses - Loans Individually Evaluated	—	616	—	—	616

The following table presents information pertaining to the allowance for loan losses as of December 31, 2020 and September 30, 2020, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13:

Allowance for Loan Losses - Collectively and Individually Evaluated for Impairment
	Commercial	Commercial Real Estate	Consumer	Residential	Total
December 31, 2020
Ending Loan Balance - Collectively Evaluated for Impairment	$240,507	$570,659	$859,657	$921,504	$2,592,327
Allowance for Loan Losses - Loans Collectively Evaluated for Impairment	2,154	9,990	11,562	5,485	$29,191
Ending Loan Balance - Individually Evaluated for Impairment	47	1,128	111	1,417	2,703
Allowance for Loan Losses - Loans Individually Evaluated for Impairment	19	—	—	22	41

September 30, 2020
Ending Loan Balance - Collectively Evaluated for Impairment	$275,874	$540,105	$849,402	$924,348	$2,589,729
Allowance for Loan Losses - Loans Collectively Evaluated for Impairment	2,301	9,369	11,145	5,585	28,400
Ending Loan Balance - Individually Evaluated for Impairment	47	1,128	124	1,427	2,726
Allowance for Loan Losses - Loans Individually Evaluated for Impairment	18	—	—	28	46

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

Loan Credit Quality Indicators

The following table presents credit quality indicators by total loans amortized cost basis by origination year as of September 30, 2021.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
September 30, 2021	2021	2020	2019	2018	2017	Prior
Commercial:
Risk rating
Satisfactory	$81,914	$38,970	$13,966	$12,860	$8,511	$3,917	$12,796	$—	$172,934
Special mention	—	652	51	—	—	5,499	—	—	6,202
Substandard	3,575	4,496	636	—	31	295	22	—	9,055
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$85,489	$44,118	$14,653	$12,860	$8,542	$9,711	$12,818	$—	$188,191

Commercial Real Estate:
Risk rating
Satisfactory	$96,419	$290,785	$47,605	$41,215	$22,661	$62,203	$2,935	$—	$563,823
Special mention	—	16,829	1,227	—	139	1,976	—	—	20,171
Substandard	7,248	10,359	3,950	146	—	9,384	—	—	31,087
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$103,667	$317,973	$52,782	$41,361	$22,800	$73,563	$2,935	$—	$615,081

Consumer:
Risk rating
Performing	$330,952	$264,963	$175,448	$97,563	$37,112	$13,572	$477	$—	$920,087
Nonperforming	203	319	332	160	30	58	—	—	1,102
Total Consumer Loans	$331,155	$265,282	$175,780	$97,723	$37,142	$13,630	$477	$—	$921,189

Residential:
Risk rating
Performing	$124,536	$154,071	$101,678	$94,621	$97,457	$231,375	$124,231	$—	$927,969
Nonperforming	—	336	—	155	213	1,586	31	—	2,321
Total Residential Loans	$124,536	$154,407	$101,678	$94,776	$97,670	$232,961	$124,262	$—	$930,290

Total Loans	$644,847	$781,780	$344,893	$246,720	$166,154	$329,865	$140,492	$—	$2,654,751

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

The following table presents information pertaining to loan credit quality indicators as of December 31, 2020 and September 30, 2020, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13:

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

Impaired Loans

The following table presents information on impaired loans as of December 31, 2020 and September 30, 2020 based on whether the impaired loan has a recorded related allowance or has no recorded related allowance, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13:

Impaired Loans
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2020
Recorded Investment:
With No Related Allowance	$—	$1,124	$112	$1,174	$2,410
With a Related Allowance	46	—	—	244	290
Unpaid Principal Balance:
With No Related Allowance	—	1,128	111	1,174	2,413
With a Related Allowance	47	—	—	244	291

September 30, 2020
Recorded Investment:
With No Related Allowance	$—	$1,124	$124	$1,178	$2,426
With a Related Allowance	46	—	—	249	295
Unpaid Principal Balance:
With No Related Allowance	—	1,128	124	1,178	$2,430
With a Related Allowance	47	—	—	249	296

September 30, 2020
Average Recorded Balance:
With No Related Allowance	$2	$1,127	$120	$938	$2,187
With a Related Allowance	46	—	—	253	299
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—
With a Related Allowance	—	—	—	—	—

At December 31, 2020 and September 30, 2020, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. Interest income recognized in the table above represents income earned after the loan became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where interest income was recognized on a cash basis.

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated.

Loans Modified in Trouble Debt Restructurings During the Period
Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
September 30, 2021
Number of Loans	—	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	—	—	—	—	—
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

September 30, 2020
Number of Loans	—	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	—	—	—	—	—
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

For the Year-To-Date Period Ended:
September 30, 2021
Number of Loans	—	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	—	—	—	—	—
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

September 30, 2020
Number of Loans	—	—	2	—	2
Pre-Modification Outstanding Recorded Investment	$—	$—	$32	$—	$32
Post-Modification Outstanding Recorded Investment	—	—	32	—	32
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

In general, prior to the novel coronavirus (COVID-19) pandemic, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of September 30, 2021. The Consolidated Appropriations Act, 2021 extended certain provisions of the CARES Act including, if a short-term loan modification (e.g. six months) is made for a borrower as the result of the COVID-19 pandemic, and who was current on contractual payments as of December 31, 2019, this modification is not considered a TDR.

Note 5.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of September 30, 2021, December 31, 2020 and September 30, 2020:

Commitments to Extend Credit and Letters of Credit
	September 30, 2021	December 31, 2020	September 30, 2020
Notional Amount:
Commitments to Extend Credit	$431,452	$399,882	$364,861
Standby Letters of Credit	3,392	3,703	3,330
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	21	28	30

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at September 30, 2021, December 31, 2020 and September 30, 2020 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at September 30, 2021, December 31, 2020 and September 30, 2020, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
On July 1, 2020, Daphne Richard, a customer of GFNB filed a putative class action complaint against GFNB in the United States District Court for the Northern District of New York. The complaint alleges that GFNB assessed overdraft fees on certain transactions drawn on her checking account without having sufficiently disclosed its overdraft-fee practices in its account agreement. Ms. Richard, on behalf of two purported classes, seeks compensatory damages, disgorgement of profits, statutory damages, treble damages, enjoinment of the conduct complained of, and costs and fees. The complaint is similar to complaints filed against other financial institutions pertaining to overdraft fees. Arrow denies any wrongdoing. The parties engaged in an initial mediation session in September 2021. Settlement discussions are ongoing.

Note 6.    COMPREHENSIVE INCOME (LOSS) (In Thousands)

The following table presents the components of other comprehensive income (loss) for the three and nine month periods ended September 30, 2021 and 2020:

Schedule of Comprehensive (Loss) Income
	Three Months Ended September 30			Nine Months Ended September 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
	Amount	Benefit	Amount	Amount	(Expense)	Amount
2021
Net Unrealized Securities Holding Loss on Securities Available-for-Sale Arising During the Period	$(1,719)	$440	$(1,279)	$(5,333)	$1,364	$(3,969)
Net Unrealized Gain on Cash Flow Swap	245	(62)	183	1,281	(327)	954
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(34)	9	(25)	(92)	24	(68)
Amortization of Net Retirement Plan Actuarial Loss	22	(5)	17	68	(17)	51
Amortization of Net Retirement Plan Prior Service Cost	59	(16)	43	175	(46)	129
Other Comprehensive Loss	$(1,427)	$366	$(1,061)	$(3,901)	$998	$(2,903)

2020
Net Unrealized Securities Holding (Loss) Gain on Securities Available-for-Sale Arising During the Period	$(397)	$101	$(296)	$7,823	$(2,000)	$5,823
Net Unrealized Gain on Cash Flow Swap	317	(79)	238	48	(11)	37
Amortization of Net Retirement Plan Actuarial Loss	57	(15)	42	171	(44)	127
Amortization of Net Retirement Plan Prior Service Cost	53	(14)	39	159	(42)	117
Other Comprehensive Income	$30	$(7)	$23	$8,201	$(2,097)	$6,104

The following table presents the changes in accumulated other comprehensive income (loss) by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized (Loss) and Gain on Available-for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Loss	Net Prior Service Cost

For the Quarter-To-Date periods ended:

June 30, 2021	$3,109	$1,213	$(5,895)	$(1,085)	$(2,658)
Other comprehensive income or loss before reclassifications	(1,279)	183	—	—	(1,096)
Amounts reclassified from accumulated other comprehensive income	—	(25)	17	43	35
Net current-period other comprehensive income	(1,279)	158	17	43	(1,061)
September 30, 2021	$1,830	$1,371	$(5,878)	$(1,042)	$(3,719)

June 30, 2020	$6,584	$(201)	$(5,762)	$(897)	$(276)
Other comprehensive income or loss before reclassifications	(296)	238	—	—	(58)
Amounts reclassified from accumulated other comprehensive income	—	—	42	39	81
Net current-period other comprehensive income	(296)	238	42	39	23
September 30, 2020	$6,288	$37	$(5,720)	$(858)	$(253)

For the Year-To-Date periods ended:

December 31, 2020	$5,799	$485	$(5,929)	$(1,171)	$(816)
Other comprehensive income or loss before reclassifications	(3,969)	954	—	—	(3,015)
Amounts reclassified from accumulated other comprehensive income	—	(68)	51	129	112
Net current-period other comprehensive income	(3,969)	886	51	129	(2,903)
September 30, 2021	$1,830	$1,371	$(5,878)	$(1,042)	$(3,719)

December 31, 2019	$465	$—	$(5,847)	$(975)	$(6,357)
Other comprehensive income or loss before reclassifications	5,823	37	—	—	5,860
Amounts reclassified from accumulated other comprehensive income	—	—	127	117	244
Net current-period other comprehensive income	5,823	37	127	117	6,104
September 30, 2020	$6,288	$37	$(5,720)	$(858)	$(253)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income Is Presented

For the Quarter-to-date periods ended:

September 30, 2021
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$34		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(59)	(1)	Salaries and Employee Benefits
Actuarial loss	(22)	(1)	Salaries and Employee Benefits
	(47)		Total before Tax
	12		Provision for Income Taxes
Total reclassifications for the period	$(35)		Net of Tax

September 30, 2020
Amortization of defined benefit pension items:
Prior-service costs	$(53)	(1)	Salaries and Employee Benefits
Actuarial loss	(57)	(1)	Salaries and Employee Benefits
	(110)		Total before Tax
	29		Provision for Income Taxes
Total reclassifications for the period	$(81)		Net of Tax

For the Year-to-date periods ended:

September 30, 2021

Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$92
Amortization of defined benefit pension items:
Prior-service costs	(175)	(1)	Salaries and Employee Benefits
Actuarial loss	(68)	(1)	Salaries and Employee Benefits
	(151)		Total before Tax
	39		Provision for Income Taxes
Total reclassifications for the period	$(112)		Net of Tax

Total reclassifications for the period	$(112)		Net of Tax

September 30, 2020
Amortization of defined benefit pension items:
Prior-service costs	$(159)	(1)	Salaries and Employee Benefits
Actuarial loss	(171)	(1)	Salaries and Employee Benefits
	(330)		Total before Tax
	86		Provision for Income Taxes
Total reclassifications for the period	$(244)		Net of Tax

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.

Note 7.    STOCK-BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

Arrow has established three stock-based compensation plans: a Long Term Incentive Plan, an Employee Stock Purchase Plan (ESPP) and an Employee Stock Ownership Plan (ESOP). All share and per share data have been adjusted for the September 24, 2021 3% stock dividend.

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

The following table summarizes information about stock option activity for the year to date period ended September 30, 2021.

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2021	272,024	$28.00
Granted	57,165	28.69
Exercised	(54,189)	28.81
Forfeited	(1,580)	22.25
Outstanding at September 30, 2021	273,420	28.42

Vested at Period-End	140,690	26.77
Expected to Vest	132,730	30.16

Stock Options Granted
Weighted Average Grant Date Information:
Fair Value of Options Granted	$4.71
Fair Value Assumptions:
Dividend Yield	3.41%
Expected Volatility	26.53%
Risk Free Interest Rate	0.49%
Expected Lives (in years)	8.75

The following table presents information on the amounts expensed related to stock options for the three and nine month periods ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Amount expensed	$71	$76	$212	$227

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

The following table summarizes information about restricted stock unit activity for the periods ended September 30, 2021 and 2020.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	12,012	$30.70
Granted	4,880	28.54
Vested	(3,689)	29.82
Non-vested at September 30, 2021	13,203	30.15

Non-vested at January 1, 2020	7,952	29.39
Granted	4,060	33.25
Non-vested at September 30, 2020	12,012	30.70

The following table presents information on the amounts expensed related to restricted stock units for the periods ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Amount expensed	$32	$30	$98	$88

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
The following tables provide the components of net periodic benefit costs for the three- and nine-month periods ended September 30, 2021 and 2020.

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic (Benefit) Cost
For the Three Months Ended September 30, 2021:
Service Cost [1]	$484	$146	$27
Interest Cost [2]	340	48	62
Expected Return on Plan Assets [2]	(945)	—	—
Amortization of Prior Service Cost [2]	20	12	27
Amortization of Net Loss (Gain) [2]	—	44	(22)
Net Periodic (Benefit) Cost	$(101)	$250	$94

Plan Contributions During the Period	$—	$118	$32

For the Three Months Ended September 30, 2020:
Service Cost [1]	$416	$102	$30
Interest Cost [2]	387	48	78
Expected Return on Plan Assets [2]	(902)	—	—
Amortization of Prior Service Cost [2]	15	11	27
Amortization of Net Loss [2]	20	37	—
Net Periodic (Benefit) Cost	$(64)	$198	$135

Plan Contributions During the Period	$—	$116	$54

Net Periodic Benefit Cost
For the Nine Months Ended September 30, 2021:
Service Cost [1]	$1,451	$437	$82
Interest Cost [2]	1,023	143	186
Expected Return on Plan Assets [2]	(2,835)	—	—
Amortization of Prior Service Cost [2]	59	36	80
Amortization of Net Loss (Gain) [2]	—	134	(66)
Net Periodic (Benefit) Cost	$(302)	$750	$282

Plan Contributions During the Period	$—	$354	$87

Estimated Future Contributions in the Current Fiscal Year	$—	$118	$32

For the Nine Months Ended September 30, 2020:
Service Cost [1]	$1,247	$306	$92
Interest Cost [2]	1,159	144	233
Expected Return on Plan Assets [2]	(2,706)	—	—
Amortization of Prior Service Cost [2]	47	32	80
Amortization of Net Loss [2]	61	110	—
Net Periodic (Benefit) Cost	$(192)	$592	$405

Plan Contributions During the Period	$—	$349	$191

Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the period ended September 30, 2021 and currently, additional contributions in 2021 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 9.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended September 30, 2021 and 2020.  All share and per share amounts have been adjusted for the September 24, 2021, 3% stock dividend.

Earnings Per Share
	Three Months Ended		Year-to-Date Period Ended:
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Earnings Per Share - Basic:
Net Income	$12,989	$11,046	$39,548	$28,332
Weighted Average Shares - Basic	16,027	15,936	16,015	15,917
Earnings Per Share - Basic	$0.81	$0.69	$2.47	$1.78

Earnings Per Share - Diluted:
Net Income	$12,989	$11,046	$39,548	$28,332
Weighted Average Shares - Basic	16,027	15,936	16,015	15,917
Dilutive Average Shares Attributable to Stock Options	58	10	57	14
Weighted Average Shares - Diluted	16,085	15,946	16,072	15,931
Earnings Per Share - Diluted	$0.81	$0.69	$2.46	$1.78

Note 10.    FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2021, December 31, 2020 and September 30, 2020 were securities available-for-sale, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
September 30, 2021
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$109,305	$—	$109,305	$—
State and Municipal Obligations	400	—	400	—
Mortgage-Backed Securities	376,395	—	376,395	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	486,900	—	486,900	—
Equity Securities	1,886	—	1,886	—
Total Securities Measured on a Recurring Basis	488,786	—	488,786	—
Derivatives, included in other assets	2,287	—	2,287	—
Total Measured on a Recurring Basis	$491,073	$—	$491,073	$—
Liabilities:
Derivatives, included in other liabilities	2,287	—	2,287	—
Total Measured on a Recurring Basis	$2,287	$—	$2,287	$—
December 31, 2020
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$65,112	$—	$65,112	$—
State and Municipal Obligations	528	—	528	—
Mortgage-Backed Securities	298,847	—	298,847	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	365,287	—	365,287	—
Equity Securities	1,636	—	1,636	—

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total Securities Measured on a Recurring Basis	366,923	—	366,923	—
Derivatives, included in other liabilities	5,080	—	5,080	—
Total Measured on a Recurring Basis	$372,003	$—	$372,003	$—
Liabilities:
Derivatives, included in other liabilities	5,080	—	5,080	—
Total Measured on a Recurring Basis	$5,080	$—	$5,080	$—
September 30, 2020
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$35,167	$—	$35,167	$—
State and Municipal Obligations	593	—	593	—
Mortgage-Backed Securities	338,368	—	338,368	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	374,928	—	374,928	—
Equity Securities	1,511	—	1,511	—
Total Securities Measured on a Recurring Basis	$376,439	$—	$376,439	$—
Derivatives, included in other assets	6,366	$—	6,366	—
Total Measured on a Recurring Basis	$382,805	$—	$382,805	$—
Liabilities:
Derivatives, included in other liabilities	6,366	—	6,366	—
Total Measured on a Recurring Basis	$6,366	$—	$6,366	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
September 30, 2021
Collateral Dependent Evaluated Loans	$2,456	$—	$—	$2,456
Other Real Estate Owned and Repossessed Assets, Net	351	—	—	351	13
December 31, 2020
Collateral Dependent Impaired Loans	$594	$—	$—	$594
Other Real Estate Owned and Repossessed Assets, Net	155	—	—	155	—
September 30, 2020
Collateral Dependent Impaired Loans	$594	$—	$—	$594
Other Real Estate Owned and Repossessed Assets, Net	126	—	—	126	—

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent evaluated loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at September 30, 2021, December 31, 2020 and September 30, 2020.

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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Cash and Cash Equivalents	$598,366	$598,366	$598,366	$—	$—
Securities Available-for-Sale	486,900	486,900	—	486,900	—
Securities Held-to-Maturity	198,337	203,936	—	203,936	—
Equity Securities	1,886	1,886	—	1,886	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,380	5,380	—	5,380	—
Net Loans	2,627,795	2,632,843	—	—	2,632,843
Accrued Interest Receivable	7,899	7,899	—	7,899	—
Derivatives, included in other assets	2,287	2,287		2,287
Deposits	3,605,563	3,604,271	—	3,604,271	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	2,426	2,426	—	2,426	—
Federal Home Loan Bank Term Advances	45,000	45,906	—	45,906	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	137	137	—	137	—
Derivatives, included in other liabilities	2,287	2,287	—	2,287	—

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

December 31, 2020
Cash and Cash Equivalents	$380,991	$380,991	$380,991	$—	$—
Securities Available-for-Sale	365,287	365,287	—	365,287	—
Securities Held-to-Maturity	218,405	226,576	—	226,576	—
Equity Securities	1,636	1,636	—	1,636
Federal Home Loan Bank and Federal Reserve Bank Stock	5,349	5,349	—	5,349	—
Net Loans	2,565,798	2,558,903	—	—	2,558,903
Accrued Interest Receivable	7,495	7,495	—	7,495	—
Derivatives, included in other assets	5,080	5,080	—	5,080	—
Deposits	3,234,726	3,234,387	—	3,234,387	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	17,486	17,486	—	17,486	—
Federal Home Loan Bank Term Advances	45,000	46,474	—	46,474	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	326	326	—	326	—
Derivatives, included in other liabilities	5,080	5,080	—	5,080	—

September 30, 2020
Cash and Cash Equivalents	$450,666	$450,666	$450,666	$—	$—
Securities Available-for-Sale	374,928	374,928	—	374,928	—
Securities Held-to-Maturity	224,799	233,501	—	233,501	—
Equity Securities	1,511	1,511	—	1,511
Federal Home Loan Bank and Federal Reserve Bank Stock	5,574	5,574	—	5,574	—
Net Loans	2,564,009	2,560,043	—	—	2,560,043
Accrued Interest Receivable	7,962	7,962	—	7,962	—
Derivatives, included in other assets	6,366	6,366	—	6,366	—
Deposits	3,264,858	3,265,208	—	3,265,208	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	73,949	73,949	—	73,949	—
Federal Home Loan Bank Term Advances	50,000	51,576	—	51,576	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	841	841	—	841	—
Derivatives, included in other liabilities	6,366	6,366	—	6,366	—

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

The following includes quantitative data related to the Company's leases as of and for the nine months ended September 30, 2021 and September 30, 2020:

		Nine Months Ended
Finance Lease Amounts:	Classification	September 30, 2021	September 30, 2020
Right-of-Use Assets	Premises and Equipment, Net	$4,859	$5,036
Lease Liabilities	Finance Leases	5,181	5,228

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$6,786	$5,496
Lease Liabilities	Other Liabilities	6,965	5,577

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$146	$148
Operating Outgoing Cash Flows From Operating Leases		571	567
Financing Outgoing Cash Flows From Finance Leases		36	26
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		2,126	294
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		28.46	29.40
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		11.76	13.10
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		2.85%	3.27%

Lease cost information for the Company's leases is as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$44	$44	$133	$133
Interest on Lease Liabilities	48	49	146	148
Operating Lease Cost	238	214	737	624
Short-term Lease Cost	15	11	28	32
Variable Lease Cost	69	77	203	165
Total Lease Cost	$414	$395	$1,247	$1,102

Future Lease Payments at September 30, 2021 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
9/30/2022	$964	$243
9/30/2023	928	243
9/30/2024	780	247
9/30/2025	705	259
9/30/2026	648	268
Thereafter	4,359	7,599
Total Undiscounted Cash Flows	$8,384	$8,859
Less: Net Present Value Adjustment	1,419	3,678
Lease Liability	$6,965	$5,181

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

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	September 30, 2021	December 31, 2020	September 30, 2020
Fair value adjustment included in other assets	$2,287	$5,080	$6,366
Fair value adjustment included in other liabilities	2,287	5,080	6,366
Notional amount	172,026	176,637	166,329

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2021	December 31, 2020	September 30, 2020
Amount of gain recognized in AOCI	$1,281	$651	$48
Amount of gain reclassified from AOCI to interest expense	92	—	—

Note 13.    COVID-19 PANDEMIC

The COVID-19 pandemic caused significant disruptions in the United States economy, which impacted the activities and operations of Arrow and its customers. The pandemic also caused disruption in the financial markets both globally and in the United States.
Arrow continues to monitor the impact of the pandemic, both during recovery as well as any potential setbacks, including emerging variants, and continues to mitigate the risk of harm to its employees and customers and to its operations from the pandemic. Arrow encourages customers to use contact-free alternatives such as digital banking and ATMs.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Arrow Financial Corporation:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three‑month and nine‑month periods ended September 30, 2021 and 2020, and the related consolidated statement of cash flows for the nine‑month periods ended September 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 4, 2021

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2021

NOTE ON TERMINOLOGY
In this Quarterly Report on Form 10-Q (this Report), the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Form 10-Q, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 145 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s "Bank Holding Company Performance Report" for June 30, 2021 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

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
Arrow believes that the non-GAAP financial measures disclosed from time-to-time are useful in evaluating our performance and that such information should be considered as supplemental in nature, and not as a substitute for, or superior to, the related financial information prepared in accordance with GAAP.  Non-GAAP financial measures may differ from similar measures presented by other companies.

Arrow Financial Corporation
Selected Quarterly Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
Net Income	$12,989	$13,279	$13,280	$12,495	$11,046
Transactions in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	(79)	145	119	66	(53)

Share and Per Share Data:[1]
Period End Shares Outstanding	16,020	16,039	16,009	15,981	15,954
Basic Average Shares Outstanding	16,027	16,024	15,994	15,964	15,936
Diluted Average Shares Outstanding	16,085	16,085	16,030	15,981	15,946
Basic Earnings Per Share	$0.81	$0.83	$0.83	$0.78	$0.69
Diluted Earnings Per Share	0.81	0.83	0.82	0.78	0.69
Cash Dividend Per Share	0.252	0.252	0.252	0.252	0.245

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$416,500	$369,034	$334,155	$349,430	$242,928
Investment Securities	675,980	668,089	593,822	590,151	592,457
Loans	2,641,726	2,651,449	2,618,362	2,610,834	2,582,253
Deposits	3,435,933	3,395,271	3,254,815	3,256,238	3,082,499
Other Borrowed Funds	72,187	74,957	82,659	95,047	136,117
Stockholders’ Equity	359,384	350,203	340,708	331,899	324,269
Total Assets	3,902,041	3,851,921	3,712,020	3,721,954	3,583,322
Return on Average Assets, annualized	1.32%	1.38%	1.45%	1.34%	1.23%
Return on Average Equity, annualized	14.34%	15.21%	15.81%	14.98%	13.55%
Return on Average Tangible Equity, annualized [2]	15.36%	16.32%	17.00%	16.13%	14.61%
Average Earning Assets	$3,734,206	$3,688,572	$3,546,339	$3,550,415	$3,417,638
Average Paying Liabilities	2,705,283	2,721,961	2,639,240	2,674,795	2,545,435
Interest Income	29,807	29,695	27,694	28,372	27,296
Tax-Equivalent Adjustment [3]	292	293	235	251	284
Interest Income, Tax-Equivalent [3]	30,099	29,988	27,929	28,623	27,580
Interest Expense	1,169	1,335	1,539	1,918	2,396
Net Interest Income	28,638	28,360	26,155	26,454	24,900
Net Interest Income, Tax-Equivalent [3]	28,930	28,653	26,390	26,705	25,184
Net Interest Margin, annualized	3.04%	3.08%	2.99%	2.96%	2.90%
Net Interest Margin, Tax Equivalent, annualized [3]	3.07%	3.12%	3.02%	2.99%	2.93%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$19,423	$19,087	$18,678	$18,192	$17,487
Less: Intangible Asset Amortization	51	53	54	56	56
Net Noninterest Expense	$19,372	$19,034	$18,624	$18,136	$17,431
Net Interest Income, Tax-Equivalent [3]	$28,930	$28,653	$26,390	$26,705	$25,184
Noninterest Income	7,694	8,478	8,608	9,103	8,697
Less: Net Changes in Fair Value of Equity Invest.	(106)	196	160	88	(72)
Net Gross Income	$36,730	$36,935	$34,838	$35,720	$33,953
Efficiency Ratio [4]	52.74%	51.53%	53.46%	50.77%	51.34%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$360,171	$353,033	$342,413	$334,392	$325,660
Book Value per Share [1]	22.48	22.01	21.39	20.91	20.41
Goodwill and Other Intangible Assets, net	23,879	23,955	23,922	23,823	23,662
Tangible Book Value per Share [1,2]	20.99	20.52	19.89	19.43	18.93

Capital Ratios:[5]
Tier 1 Leverage Ratio	9.39%	9.29%	9.37%	9.07%	9.17%
Common Equity Tier 1 Capital Ratio	13.71%	13.79%	13.56%	13.39%	13.20%
Tier 1 Risk-Based Capital Ratio	14.51%	14.61%	14.39%	14.24%	14.06%
Total Risk-Based Capital Ratio	15.66%	15.78%	15.55%	15.48%	15.28%

Assets Under Trust Admin. & Investment Mgmt.	$1,778,659	$1,804,854	$1,725,754	$1,659,029	$1,537,128

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 24, 2021, 3% stock dividend.

2.
Non-GAAP Financial Measures Reconciliation: Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which Arrow believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 48.

		9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
	Total Stockholders' Equity (GAAP)	$360,171	$353,033	$342,413	$334,392	$325,660
	Less: Goodwill and Other Intangible assets, net	23,879	23,955	23,922	23,823	23,662
	Tangible Equity (Non-GAAP)	$336,292	$329,078	$318,491	$310,569	$301,998

	Period End Shares Outstanding	16,020	16,039	16,009	15,981	15,954
	Tangible Book Value per Share (Non-GAAP)	$20.99	$20.52	$19.89	$19.43	$18.93
	Net Income	12,989	13,279	13,280	12,495	11,046
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	15.36%	16.32%	17.00%	16.13%	14.61%

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 48.

		9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
	Interest Income (GAAP)	$29,807	$29,695	$27,694	$28,372	$27,296
	Add: Tax-Equivalent adjustment (Non-GAAP)	292	293	235	251	284
	Interest Income - Tax Equivalent (Non-GAAP)	$30,099	$29,988	$27,929	$28,623	$27,580
	Net Interest Income (GAAP)	$28,638	$28,360	$26,155	$26,454	$24,900
	Add: Tax-Equivalent adjustment (Non-GAAP)	292	293	235	251	284
	Net Interest Income - Tax Equivalent (Non-GAAP)	$28,930	$28,653	$26,390	$26,705	$25,184
	Average Earning Assets	$3,734,206	$3,688,572	$3,546,339	$3,550,415	$3,417,638
	Net Interest Margin (Non-GAAP)*	3.07%	3.12%	3.02%	2.99%	2.93%

4.
Non-GAAP Financial Measures: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes that the efficiency ratio provides investors with information that is useful in understanding our financial performance. Arrow defines efficiency ratio as the ratio of our noninterest expense to our net gross income (which equals tax-equivalent net interest income plus noninterest income, as adjusted). There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 48.

5.
For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. All prior quarters reflect actual results. The CET1 ratio at September 30, 2021 listed in the tables (i.e., 13.71%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
	Total Risk Weighted Assets	$2,511,910	$2,438,445	$2,404,456	$2,357,094	$2,321,637
	Common Equity Tier 1 Capital	344,507	336,265	326,039	315,696	306,356
	Common Equity Tier 1 Capital Ratio	13.71%	13.79%	13.56%	13.39%	13.20%

* Quarterly ratios have been annualized.

Arrow Financial Corporation
Selected Year-to-Date Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Nine Months Ended	9/30/2021	9/30/2020
Net Income	$39,548	$28,332
Transactions Recorded in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	186	(412)

Share and Per Share Data: [1]
Period End Shares Outstanding	16,020	15,954
Basic Average Shares Outstanding	16,015	15,917
Diluted Average Shares Outstanding	16,072	15,931
Basic Earnings Per Share	$2.47	$1.78
Diluted Earnings Per Share	2.46	1.78
Cash Dividend Per Share	0.76	0.74

Selected Year-to-Date Average Balances:
Interest-Bearing Deposits at Banks	$373,531	$144,244
Investment Securities	646,264	601,069
Loans	2,637,265	2,498,573
Deposits	3,362,670	2,902,307
Other Borrowed Funds	76,563	145,463
Stockholders’ Equity	350,167	315,757
Total Assets	3,822,689	3,401,114
Return on Average Assets, annualized	1.38%	1.11%
Return on Average Equity, annualized	15.10%	11.99%
Return on Average Tangible Equity, annualized [2]	16.21%	12.95%
Average Earning Assets	3,657,060	3,243,886
Average Paying Liabilities	2,689,070	2,455,544
Interest Income	87,196	83,524
Tax-Equivalent Adjustment [3]	820	853
Interest Income, Tax-Equivalent [3]	88,016	84,377
Interest Expense	4,043	10,776
Net Interest Income	83,153	72,748
Net Interest Income, Tax-Equivalent [3]	83,973	73,601
Net Interest Margin, annualized	3.04%	3.00%
Net Interest Margin, Tax Equivalent, annualized [3]	3.07%	3.03%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$57,188	$52,486
Less: Intangible Asset Amortization	158	171
Net Noninterest Expense	57,030	52,315
Net Interest Income, Tax-Equivalent [3]	83,973	73,601
Noninterest Income	24,780	23,555
Less: Net Changes in Fair Value of Equity Securities	250	(552)
Net Gross Income	108,503	97,708
Efficiency Ratio [4]	52.56%	53.54%

Arrow Financial Corporation
Selected Year-to-Date Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 24, 2021, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which Arrow believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 48.

		9/30/2021	9/30/2020
	Total Stockholders' Equity (GAAP)	$360,171	$325,660
	Less: Goodwill and Other Intangible assets, net	23,879	23,662
	Tangible Equity (Non-GAAP)	$336,292	$301,998

	Period End Shares Outstanding	16,020	15,954
	Tangible Book Value per Share (Non-GAAP)	$20.99	$18.93
	Net Income	39,548	28,332
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	16.21%	12.95%

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 48.

		9/30/2021	9/30/2020
	Interest Income (GAAP)	$87,196	$83,524
	Add: Tax-Equivalent adjustment (Non-GAAP)	820	853
	Net Interest Income - Tax Equivalent (Non-GAAP)	88,016	84,377
	Net Interest Income (GAAP)	83,153	72,748
	Add: Tax-Equivalent adjustment (Non-GAAP)	820	853
	Net Interest Income - Tax Equivalent (Non-GAAP)	$83,973	$73,601
	Average Earning Assets	$3,657,060	$3,243,886
	Net Interest Margin (Non-GAAP)*	3.07%	3.03%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes the efficiency ratio provides investors with information that is useful in understanding financial performance. The efficiency ratio is defined as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). See "Use of Non-GAAP Financial Measures" on page 48.

* Year-to-date ratios have been annualized.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Dollars In Thousands)

Quarter Ended September 30:	2021			2020
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$416,500	$163	0.16%	$242,928	$64	0.10%
Investment Securities:
Fully Taxable	494,869	1,632	1.31	395,349	1,557	1.57
Exempt from Federal Taxes	181,111	855	1.87	197,108	969	1.96
Loans	2,641,726	27,157	4.08	2,582,253	24,706	3.81
Total Earning Assets	3,734,206	29,807	3.17	3,417,638	27,296	3.18
Allowance for Credit Losses	(27,040)			(26,310)
Cash and Due From Banks	38,036			37,905
Other Assets	156,839			154,089
Total Assets	$3,902,041			$3,583,322
Deposits:
Interest-Bearing Checking Accounts	$923,002	156	0.07	$764,614	264	0.14
Savings Deposits	1,496,938	424	0.11	1,314,241	806	0.24
Time Deposits of $250,000 or More	71,435	39	0.22	121,027	292	0.96
Other Time Deposits	141,721	133	0.37	209,436	576	1.09
Total Interest-Bearing Deposits	2,633,096	751	0.11	2,409,318	1,938	0.32
Short-Term Borrowings	2,012	—	—	60,894	17	0.11
FHLBNY Term Advances & Other Long-Term Debt	65,000	370	2.26	70,000	392	2.23
Finance Leases	5,175	48	3.68	5,223	49	3.73
Total Interest-Bearing Liabilities	2,705,283	1,169	0.17	2,545,435	2,396	0.37
Noninterest-bearing deposits	802,837			673,181
Other Liabilities	34,537			40,437
Total Liabilities	3,542,657			3,259,053
Stockholders’ Equity	359,384			324,269
Total Liabilities and Stockholders’ Equity	$3,902,041			$3,583,322
Net Interest Income		$28,638			$24,900
Net Interest Spread			3.00%			2.81%
Net Interest Margin			3.04%			2.90%

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Nine Months Ended September 30:	2021			2020
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$373,531	$351	0.13%	$144,244	$229	0.21%
Investment Securities:
Fully Taxable	459,527	4,809	1.40%	399,958	5,621	1.88%
Exempt from Federal Taxes	186,737	2,682	1.92%	201,111	3,017	2.00%
Loans	2,637,265	79,354	4.02%	2,498,573	74,657	3.99%
Total Earning Assets	3,657,060	87,196	3.19%	3,243,886	83,524	3.44%
Allowance for Credit Losses	(27,235)			(24,037)
Cash and Due From Banks	36,272			34,624
Other Assets	156,592			146,641
Total Assets	$3,822,689			$3,401,114
Deposits:
Interest-Bearing Checking Accounts	$902,772	566	0.08	$737,647	1,061	0.19
Savings Deposits	1,471,467	1,490	0.14	1,207,896	4,450	0.49
Time Deposits of $250,000 or More	92,111	228	0.33	127,659	1,263	1.32
Other Time Deposits	146,157	511	0.47	236,879	2,360	1.33
Total Interest-Bearing Deposits	2,612,507	2,795	0.14	2,310,081	9,134	0.53
Short-Term Borrowings	6,375	3	0.06	69,132	241	0.47
FHLBNY Term Advances & Other Long-Term Debt	65,000	1,099	2.26	71,095	1,253	2.35
Finance Leases	5,188	146	3.76	5,236	148	3.78
Total Interest-Bearing Liabilities	2,689,070	4,043	0.20	2,455,544	10,776	0.59
Noninterest-bearing deposits	750,163			592,226
Other Liabilities	33,289			37,587
Total Liabilities	3,472,522			3,085,357
Stockholders’ Equity	350,167			315,757
Total Liabilities and Stockholders’ Equity	$3,822,689			$3,401,114
Net Interest Income		$83,153			$72,748
Net Interest Spread			2.99%			2.85%
Net Interest Margin			3.04%			3.00%

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month and nine-month period ended September 30, 2021 and the financial conditions as of September 30, 2021 and 2020.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

COVID-19 Pandemic:
In the third quarter of 2021, Arrow complied with the New York State HERO Act by implementing required face coverings for employees. The Arrow Business Continuity Plan Committee continues to meet regularly to evaluate pandemic metrics and our response, including our plans with respect to the pending Occupational Safety and Health Administration ("OSHA") guidance concerning vaccination requirements for large employers, which is being issued in response to President Biden's COVID-19 Action Plan announced on September 9, 2021.
As Arrow cannot predict the duration or scope of the pandemic or its impact on economic and financial markets or its impact on the business, including with respect to emerging variants, Arrow is currently unable to reasonably estimate the overall impact on the Company.

Summary of Q3 2021 Financial Results: Net income for the third quarter of 2021 was $13.0 million, compared to $11.0 million in the third quarter of 2020.
Diluted earnings per share (EPS) for the quarter was $0.81, an increase of 17.4% from EPS of $0.69 reported for the third quarter of 2020. Return on average equity (ROE) for the third quarter of 2021 increased to 14.34%, as compared to a ROE of 13.55% for the quarter ended September 30, 2020. Return on average assets (ROA) for the third quarter of 2021 was 1.32%, an increase from an ROA of 1.23% for the quarter ended September 30, 2020.
Total loans were $2.7 billion as of September 30, 2021. Loan growth for the third quarter of 2021 was $10.7 million and increased $62.3 million, or 2.4%, from September 30, 2020. Total outstanding commercial loans decreased $37.8 million, or 4.5%, in the third quarter. PPP loans, included in the commercial portfolio, decreased $56.7 million in the third quarter. The consumer loan portfolio grew by $28.6 million, or 3.2% in the third quarter, primarily within the indirect automobile lending program. Total outstanding residential real estate loans, net of approximately $4.0 million of loans sold, increased $19.8 million for the third quarter of 2021.
At September 30, 2021, deposit balances were $3.6 billion. Deposits increased in the third quarter of 2021 by $167.5 million and increased by $340.7 million, or 10.4%, from the prior-year level. Municipal deposits increased $118.4 million in the third quarter and $134.0 million, or 15.8% from September 30, 2020. Non-municipal deposits increased $49.1 million for the quarter, or 8.6% from September 30, 2020. Noninterest-bearing deposits represented 23.4% of total deposits at September 30, 2021, compared to 21.1% of total deposits at September 30, 2020. At September 30, 2021, other time deposits were $138.7 million, a decrease of $55.4 million compared to the prior year.
Net interest income for the third quarter was $28.6 million, up 15.0% from $24.9 million in the comparable quarter of 2020. Interest and fees on loans were $27.2 million for the third quarter of 2021, an increase of 9.9% from $24.7 million for the quarter ending September 30, 2020. Interest and fees related to PPP loans, included in the $27.2 million, were $2.5 million in the third quarter of 2021. Interest expense for the third quarter of 2021 was $1.2 million, a decrease of $1.2 million, or 51.2%, from the $2.4 million in expense for the comparable quarter ending September 30, 2020. The net interest margin was 3.04% for the quarter, compared to 2.90% for the third quarter of 2020. The increase in net interest margin from the prior year was due to a variety of factors, including the timing of the forgiveness of PPP loans partially offset by lower interest rates and increased cash balances.
Noninterest income for the three months ended September 30, 2021 was $7.7 million, compared to $8.7 million in the comparable 2020 quarter. Income from fiduciary activities for the three months ended September 30, 2021, increased by $306 thousand over the comparable quarter of 2020. Fees and other services to customers increased $347 thousand over the comparable quarter of 2020. Interchange fees related to increased customer activity of debit card usage was the largest driver of the increase. Gain on sales of loans decreased $1.2 million from the third quarter of 2020 as a result of the strategic decision to retain more newly originated real estate loans.
Noninterest expense for the third quarter of 2021 was $19.4 million, an increase from $17.5 million for the third quarter of 2020. The largest component of noninterest expense was salaries and benefits paid to our employees, which totaled $11.4 million for the third quarter of 2021. The increase was due to a special employee recognition bonus of approximately $500 thousand in the aggregate which occurred in the third quarter. Technology expenses increased from the prior year in part due to variable costs related to increased utilization of consumer banking technology. Other non-interest expense included an increase in the reserve for estimated credit losses on off-balance sheet credit exposures of $300 thousand in the third quarter.
For the third quarter of 2021, the provision for credit losses was $99 thousand. The allowance for credit losses was $27.0 million on September 30, 2021, which represented 1.02% of loans outstanding, as compared to 1.10% on September 30, 2020.

The changes in net income, net interest income and net interest margin between the three-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 69.

Regulatory Capital and Increase in Stockholders' Equity: At September 30, 2021, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.

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
Stockholders’ equity was $360.2 million at September 30, 2021, an increase of $25.8 million, or 7.7%, from the December 31, 2020 level of $334.4 million, and an increase of $34.5 million, or 10.6%, from the prior-year level. The increase in stockholders' equity over the first nine months of 2021 principally reflected the following factors: (i) $39.5 million of net income for the period, plus (ii) issuance of $3.8 million of common stock through employee benefit and dividend reinvestment plans, plus (iii) cumulative impact of adoption of ASU 2016-13 of $120 thousand; reduced by (iv) other comprehensive income of $2.9 million, (v) cash dividends of $12.1 million and (vi) repurchases of common stock of $2.6 million. The components of the change in stockholders’ equity since year-end 2020 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At September 30, 2021, book value per share was $22.48, up by 10.1% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $20.99, an increase of $2.06,or 10.9%, over the level as of September 30, 2020. See the disclosure on page 48 related to the use of non-GAAP financial measures including tangible book value.
On September 30, 2021, Arrow's closing stock price was $34.36, representing a trading multiple of 1.64 to tangible book value. In the third quarter of 2021, Arrow paid a quarterly cash dividend of $0.25. On September 24, 2021, a 3% stock dividend was distributed. This is the 13th consecutive year Arrow has declared a stock dividend. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 67.

Loan Quality: Net charge-offs for the third quarter of 2021 were $153 thousand as compared to $125 thousand for the comparable 2020 quarter. The ratio of net charge-offs to average loans (annualized) was 0.02% for the three month period ended September 30, 2021, a decrease from 0.07% for the three month period ended December 31, 2020 and consistent with the three month period ended September 30, 2020.
For the third quarter of 2021, the provision for credit losses was $99 thousand and the expense for estimated credit losses on off-balance sheet credit exposures was $300 thousand. The allowance for credit losses was $27.0 million on September 30, 2021, which represented 1.02% of loans outstanding, as compared to 1.10% on September 30, 2020.
Nonperforming loans were $11.3 million at September 30, 2021, representing 0.43% of period-end loans, an increase from the September 30, 2020 ratio of 0.24%. The increase was due to two commercial real estate loans being classified as nonaccrual during 2021. The ratio continues to compare favorably with the weighted average ratio of the peer group of 0.58% at June 30, 2021. Nonperforming assets of $11.7 million at September 30, 2021 represented 0.29% of period-end assets up from 0.17% at September 30, 2020.

Loan Segments: As of September 30, 2021, total loans grew by $59.7 million, or 2.3%, as compared to the balance at December 31, 2020. The largest increase was in consumer loans which increased $61.4 million, or 7.1%, primarily comprised of automobile loans. Commercial and commercial real estate loans, decreased by $9.1 million, or 1.1%, from December 31, 2020. PPP loans, included in the commercial portfolio, decreased $54.6 million from December 31, 2020, which includes $91.2 million of new loans originated and $145.8 million of loans forgiven. The real estate loan portfolio increased $7.4 million in 2021. The increase is net of approximately $48.7 million of loans sold in 2021.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 30.3% of the total loan portfolio at period-end. Commercial property values in Arrow's service area have largely remained stable, however, there remains uncertainty surrounding market conditions due to the pandemic. Appraisals on nonperforming and watched commercial real estate loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
•Consumer Loans: These loans (primarily automobile loans) comprised 34.7% of the total loan portfolio at period-end. Consumer automobile loans at September 30, 2021, were 99.4% of this portfolio segment. In the first nine months of 2021, Arrow did not experience any significant increase in the delinquency rate or in the percentage of nonperforming loans in this segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. As of September 30, 2021, demand is strong. However, supply constraints, with both new and used vehicles, may limit the potential growth in this category.
•Residential Real Estate Loans: These loans, including home equity loans, made up 35.0% of the total loan portfolio at period-end. The residential real estate market in Arrow's service area has been stable in recent periods. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. Arrow typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. Sales increased for the majority of 2021, due to a variety of factors, including strong demand for residential mortgages in our operating markets, favorable market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions. In the third quarter of 2021, sales decreased as the result of the strategic decision to grow the residential loan portfolio. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and Access to Credit Markets: Arrow has not experienced any liquidity events or special concerns in recent years or thus far in 2021. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term disruptions.  Interest-bearing cash balances at September 30, 2021 were $548.9 million compared to $396.4 million at September 30, 2020.  Deposit growth provided an abundance of liquidity to fund Arrow's asset growth. However, contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY and FRB, totaling $1.4 billion. The terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 67). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Reference Rate Reform: On March 5, 2021, the ICE Benchmark Administration, the administrator of London Interbank Offered Rate (LIBOR) (the "IBA"), and the United Kingdom’s Financial Conduct Authority, the regulatory supervisor for the IBA, announced certain future dates that LIBOR settings will cease to be provided by any administrator. For Arrow, U.S. Dollar LIBOR indices utilized by its existing financial instruments will cease after June 30, 2023. In addition, regulators have issued statements indicating that financial institutions should not issue new LIBOR-based financial instruments after January 1, 2022. To prepare for the upcoming cessation of LIBOR, Arrow established a committee in 2020 comprised of bank management to prepare for the discontinuance of LIBOR, which is widely used to reprice floating rate financial instruments. Based on a review of existing floating rate financial instruments, management has determined that the financial products tied to LIBOR will not be subject to cessation until June 30, 2023. This review also identified that only a few legacy contracts do not include appropriate fallback language. Management anticipates that the appropriate fallback provisions for these contracts will be implemented and allow for an orderly transition prior to the June 30, 2023 cessation of U.S. Dollar LIBOR. In addition, management is evaluating replacement indices other than LIBOR, for new financial instruments issued after January 1, 2022. Arrow is confident that the transition from LIBOR will be completed in a timely manner and will not have a material impact on the consolidated financial statements or Arrow's operations.

Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in its litigation escrow account. On December 13, 2019 the Court granted final approval to a settlement in this class action lawsuit. But, on January 3, 2020 an appeal of the final-approved order was filed with the court. It is unknown how long the appeals process will take. When the appeals process is resolved and assuming the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. At September 30, 2021, Glens Falls National held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, Arrow has not recognized any economic value for these shares.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	9/30/2021	12/31/2020	9/30/2020	$ Change From December	$ Change From September	% Change From December (not annualized)	% Change From September
Interest-Bearing Bank Balances	$548,936	$338,875	$396,380	$210,061	$152,556	62.0%	38.5%
Securities Available-for-Sale	486,900	365,287	374,928	121,613	111,972	33.3%	29.9%
Securities Held-to-Maturity	198,337	218,405	224,799	(20,068)	(26,462)	(9.2)%	(11.8)%
Equity Securities	1,886	1,636	1,511	250	375	15.3%	24.8%
Loans (1)	2,654,751	2,595,030	2,592,455	59,721	62,296	2.3%	2.4%
Allowance for loan losses	26,956	29,232	28,446	(2,276)	(1,490)	(7.8)%	(5.2)%
Earning Assets (1)	3,896,190	3,524,582	3,595,647	371,608	300,543	10.5%	8.4%
Total Assets	$4,071,104	$3,688,636	$3,777,684	$382,468	$293,420	10.4%	7.8%
Noninterest-Bearing Deposits	$841,910	$701,341	$690,232	$140,569	$151,678	20.0%	22.0%
Interest-Bearing Checking Accounts	1,035,358	832,434	912,980	202,924	122,378	24.4%	13.4%
Savings Deposits	1,515,692	1,423,358	1,354,956	92,334	160,736	6.5%	11.9%
Time Deposits over $250,000	73,889	123,622	112,555	(49,733)	(38,666)	(40.2)%	(34.4)%
Other Time Deposits	138,714	153,971	194,135	(15,257)	(55,421)	(9.9)%	(28.5)%
Total Deposits	$3,605,563	$3,234,726	$3,264,858	$370,837	$340,705	11.5%	10.4%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$2,426	$17,486	$73,949	$(15,060)	$(71,523)	(86.1)%	(96.7)%
FHLBNY Advances - Term	45,000	45,000	50,000	—	(5,000)	—%	(10.0)%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	360,171	334,392	325,660	25,779	34,511	7.7%	10.6%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at September 30, 2021, was $2.7 billion, an increase of $59.7 million, or 2.3%, from the December 31, 2020 level and up by $62.3 million, or 2.4%, from the September 30, 2020 level. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio decreased by $9.1 million, or 1.1%, during the first nine months of 2021. The primary factor in the decrease is the net change in PPP loans. Over $91.2 million of new PPP loans were originated and $145.8 million loans forgiven during the first nine months of 2021.
•Consumer loans (primarily automobile loans through indirect lending): As of September 30, 2021, these loans, primarily auto loans originated through dealerships in New York State and Vermont, increased by $61.4 million, or 7.1%, from the December 31, 2020 balance. Current demand for auto loans is strong, however, the volume of loan originations may be impacted by supply constraints currently affecting the entire industry.
•Residential real estate loans: This segment increased during the first nine months of 2021 by $7.4 million, or 0.8%. In the first nine months of 2021, Arrow sold $48.7 million, or 27.9%, of originations. Arrow may continue to sell a portion of mortgage loan originations in upcoming periods if market conditions and strategic balance sheet and interest-rate risk management decisions warrant.

Changes in Sources of Funds: Deposit balances reached $3.6 billion, up $340.7 million, or 10.4%, from the prior-year level. Deposits increased in the third quarter of 2021 by $167.5 million. Noninterest-bearing deposits represented 23.4% of total deposits at September 30, 2021, compared to 21.1% of total deposits on September 30, 2020. At September 30, 2021, other time deposits were $138.7 million, a decrease of $55.4 million compared to the prior year. Municipal deposits increased $134.0 million, or 15.8% from September 30, 2020. Federal home loan term advances were $45.0 million, a decrease from $50.0 million at September 30, 2020.

Municipal Deposits: Fluctuations in balances of interest-bearing checking accounts are largely the result of timing and behavior of municipal deposits.  Municipal deposits have historically averaged between 20% to 25% of total deposits. In the most recent quarters, that percentage has increased. Municipal deposits are typically placed in interest-bearing checking, savings and various time deposit accounts.
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

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2020 to September 30, 2021 (in thousands).

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	9/30/2021	12/31/2020	Change	9/30/2021	12/31/2020	Change
Securities Available-for-Sale:
U.S. Agency Securities	$109,305	$65,112	$44,193	$(696)	$110	$(806)
State and Municipal Obligations	400	528	(128)	—	—	—
Mortgage-Backed Securities	376,395	298,847	77,548	3,353	7,880	(4,527)
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Total	$486,900	$365,287	$121,613	$2,457	$7,790	$(5,333)

Securities Held-to-Maturity:
State and Municipal Obligations	$184,786	$199,429	$(14,643)	$4,834	$7,077	$(2,243)
Mortgage-Backed Securities	19,150	27,147	(7,997)	765	1,094	(329)
Total	$203,936	$226,576	$(22,640)	$5,599	$8,171	$(2,572)

Equity Securities	$1,886	$1,636	$250	$—	$—	$—

At September 30, 2021, Arrow held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at September 30, 2021, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at September 30, 2021 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended September 30, 2021.
Arrow's held to maturity debt securities are comprised of U.S. government agencies, U.S. government-sponsored enterprises and state and municipal obligations. U.S. government agencies and U.S. government-sponsored enterprise securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of September 30, 2021.
Changes in net unrealized gains or losses during recent periods has been primarily attributable to changes in the market rates during the periods in question, with no change in the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the nine month periods ended September 30, 2021 or 2020.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the nine month periods ended September 30, 2021 and 2020, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Nine Months Ended
Purchases:	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Available-for-Sale Portfolio
U.S. Agency Securities	$15,000	$—	$60,000	—
Mortgage-Backed Securities	76,608	30,000	162,089	$86,832
Total Purchases	$91,608	$30,000	$222,089	$86,832

Maturities & Calls	$40,245	$32,809	$93,332	$75,449

(In Thousands)	Three Months Ended		Nine Months Ended
Purchases:	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Held-to-Maturity Portfolio
State and Municipal Obligations	$991	$1,842	$4,695	$6,848

Maturities & Calls	$6,985	$10,384	$24,266	$26,570

Loan Trends
The following three tables present, for each of the last five quarters, the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category.

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
Commercial	$215,490	$265,391	$267,758	$260,527	$276,296
Commercial Real Estate	606,661	591,718	579,506	569,309	538,914
Consumer	903,869	884,986	860,954	856,903	841,009
Residential Real Estate	915,706	909,354	910,144	924,095	926,034
Total Loans	$2,641,726	$2,651,449	$2,618,362	$2,610,834	$2,582,253

Percentage of Total Quarterly Average Loans

	Quarter Ended
	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
Commercial	8.1%	10.0%	10.2%	10.0%	9.3%
Commercial Real Estate	23.0%	22.3%	22.1%	21.8%	21.1%
Consumer	34.2%	33.4%	32.9%	32.8%	33.4%
Residential Real Estate	34.7%	34.3%	34.8%	35.4%	36.2%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
Commercial	4.81%	6.35%	4.17%	4.50%	3.63%
Commercial excluding PPP loans	3.91%	3.89%	3.91%	3.99%	4.02%
Commercial Real Estate	3.80%	3.80%	3.81%	3.84%	3.91%
Consumer	3.93%	3.92%	3.94%	3.95%	3.95%
Residential Real Estate	3.76%	3.77%	3.79%	3.83%	3.86%
Total Loans	4.08%	4.04%	3.90%	3.94%	3.81%

The average yield on the loan portfolio decreased to 4.08% for the first quarter of 2021 from 3.81% for the first quarter of 2020. Market rates declined in 2020 and have increased in 2021, which impacts new loan yields for fixed rate loans, and variable loan yields as these loans reached their repricing dates. Commercial loan yields were affected by PPP loans originated in 2020 and the first quarter of 2021. In 2021, PPP loans generated $7.0 million in revenue. The majority of PPP revenue, over $6 million, is the result of fees received, many accelerated due to three quarters of the PPP loan portfolio forgiven as of September 30, 2021. Residential real estate yields declined in each of the five quarters presented consistent with overall market behavior as well as the effect of variable home equity loans.

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
Many of the commercial and commercial real estate loans are in industries that have been heavily impacted by the COVID-19 pandemic, especially within the hospitality and service industries. Arrow believes the commercial loan portfolio will maintain its strong credit quality as the Company expects tourism to normalize and economic conditions to continue to improve.

Consumer Loans: At September 30, 2021, consumer loans (primarily automobile loans originated through dealerships located in upstate New York and Vermont) continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
New consumer loan volume for the first nine months of 2021 was $364.8 million, up from the $292.8 million originated in the first nine months of 2020.
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

Residential Real Estate Loans: Gross originations for residential real estate loans (including refinancings of mortgage loans) for the first nine months of 2021 were $174.2 million, as compared to $157.0 million for the first nine months of 2020 as a result of historically low interest rates and strong demand for residential real estate. Arrow has also sold portions of these originations in the secondary market. In the first nine months of 2021, Arrow sold $48.7 million, or 27.9%, of originations while retaining the mortgage servicing rights. In the first nine months of 2020, $50.5 million, or 32.2%, of originations were sold. In the third quarter of 2021, sales decreased as the result of the strategic decision to grow the residential loan portfolio. The rate at which mortgage loan originations are sold in future periods will depend on a variety of factors, including demand for residential mortgages in our operating markets, market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions.

Deposit Trends
The following tables provide information on trends in the balance and mix of the deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The quarterly average balances of both noninterest-bearing deposits and interest-bearing checking and savings accounts have increased significantly from prior year levels. Time deposits over $250,000 and other time deposits have decreased throughout the five quarter period. Market rates have remained near historic lows in the third quarter of 2021.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
Noninterest-Bearing Deposits	$802,837	$748,267	$698,234	$676,490	$673,181
Interest-Bearing Checking Accounts	923,002	924,651	859,972	874,314	764,614
Savings Deposits	1,496,938	1,481,232	1,435,555	1,407,837	1,314,241
Time Deposits over $250,000	71,435	95,673	109,644	115,492	121,027
Other Time Deposits	141,721	145,448	151,410	182,105	209,436
Total Deposits	$3,435,933	$3,395,271	$3,254,815	$3,256,238	$3,082,499

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
Noninterest-Bearing Deposits	23.4%	22.0%	21.5%	20.8%	21.8%
Interest-Bearing Checking Accounts	26.9	27.2	26.4	27.0	24.8
Savings Deposits	43.5	43.7	44.0	43.1	42.7
Time Deposits over $250,000	2.1	2.8	3.4	3.5	3.9
Other Time Deposits	4.1	4.3	4.7	5.6	6.8
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.07%	0.08%	0.10%	0.11%	0.14%
Savings Deposits	0.11%	0.14%	0.16%	0.18%	0.24%
Time Deposits over $250,000	0.22%	0.29%	0.44%	0.70%	0.96%
Other Time Deposits	0.37%	0.43%	0.59%	0.92%	1.09%
Total Deposits	0.09%	0.11%	0.14%	0.18%	0.25%

During the quarter ended September 30, 2021, the total cost of deposits continued to decrease. In response to the economic uncertainty related to the COVID-19 pandemic, in 2020, the Federal Reserve lowered the target overnight borrowing rate, the "Fed Funds" rate, to a range of 0.00%-0.25%. Although the Fed Funds rate is widely expected to remain unchanged for the remainder of 2021, Arrow is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," for further discussion.
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
The $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of September 30, 2021 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 65 of this Report. In the first quarter of 2020, Arrow entered into interest rate swap agreements to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities.

ASSET QUALITY
The following table presents information related to the allowance and provision for credit losses for the past five quarters.

Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
Loan Balances:
Period-End Loans	$2,654,751	$2,644,082	$2,639,243	$2,595,030	$2,592,455
Average Loans, Year-to-Date	2,637,265	2,634,997	2,618,362	2,526,791	2,498,573
Average Loans, Quarter-to-Date	2,641,726	2,651,449	2,618,362	2,610,834	2,582,253
Period-End Assets	4,071,104	3,896,191	3,903,711	3,688,636	3,777,684

Allowance for credit losses, Year-to-Date:
Allowance for credit losses, Beginning of Period	$29,232	$29,232	$29,232	$21,187	21,187
Impact of the Adoption of ASU 2016-13	(1,300)	(1,300)	(1,300)	—	—
Provision for Credit Losses, YTD	(286)	(385)	(648)	9,319	8,083
Loans Charged-off, YTD	(1,520)	(1,076)	(633)	(1,989)	(1,360)
Recoveries of Loans Previously Charged-off	830	539	189	715	536
Net Charge-offs, YTD	(690)	(537)	(444)	(1,274)	$(824)
Allowance for credit losses, End of Period	$26,956	$27,010	$26,840	$29,232	$28,446

Allowance for credit losses, Quarter-to-Date:
Allowance for credit losses, Beginning of Period	$27,010	$26,840	$29,232	$28,446	$26,300
Impact of the Adoption of ASU 2016-13	—	—	1,300	—	—
Provision for Credit Losses, QTD	99	263	(648)	1,237	2,271
Loans Charged-off, QTD	(444)	(443)	(633)	(630)	(392)
Recoveries of Loans Previously Charged-off	291	350	189	179	267
Net Charge-offs, QTD	(153)	(93)	(444)	(451)	(125)
Allowance for credit losses, End of Period	$26,956	$27,010	$26,840	$29,232	$28,446

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$10,723	$7,102	$8,087	$6,033	$6,004
Loans Past Due 90 or More Days and Still Accruing Interest	555	595	242	228	121
Restructured and in Compliance with Modified Terms	67	78	97	145	157
Total Nonperforming Loans	11,345	7,775	8,426	6,406	6,282
Repossessed Assets	272	99	242	155	126
Other Real Estate Owned	79	99	—	—	—
Total Nonperforming Assets	$11,696	$7,973	$8,668	$6,561	$6,408

Asset Quality Ratios:
Allowance to Nonperforming Loans	237.60%	347.40%	318.54%	456.32%	452.82%
Allowance to Period-End Loans	1.02%	1.02%	1.02%	1.13%	1.10%
Provision to Average Loans (Quarter) (1)	0.01%	0.04%	(0.10)%	0.19%	0.35%
Provision to Average Loans (YTD) (1)	(0.01)%	(0.06)%	(0.10)%	0.37%	0.43%
Net Charge-offs to Average Loans (Quarter) (1)	0.02%	0.01%	0.07%	0.07%	0.02%
Net Charge-offs to Average Loans (YTD) (1)	0.03%	0.08%	0.07%	0.05%	0.04%
Nonperforming Loans to Total Loans	0.43%	0.29%	0.32%	0.25%	0.24%
Nonperforming Assets to Total Assets	0.29%	0.20%	0.22%	0.18%	0.17%
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
Driven by current economic forecasts, loan growth and net charge offs during the quarter, the third quarter provision for credit losses was $99 thousand. The provision is directionally consistent with both the latest economic forecasts as well as third quarter activity. For the the third quarter of 2020, a provision of $2.3 million was recorded. In addition, Arrow recorded an expense for estimated credit losses on off-balance sheet credit exposures in other liabilities of $300 thousand in the third quarter of 2021.
See Notes 1 and 4 to the unaudited interim consolidated financial statements for additional discussion related to the adoption of CECL.
The ratio of the allowance for credit losses to total loans was 1.02% at September 30, 2021, a decrease from 1.13% at December 31, 2020 and a decrease of 8 basis points from 1.10% at September 30, 2020. Net of outstanding PPP loans, the allowance for credit losses was 1.04% of loans outstanding as of September 30, 2021.
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

Risk Elements
Nonperforming assets at September 30, 2021 amounted to $11.7 million, up from the $6.6 million total at December 31, 2020 and an increase of $5.3 million, from $6.4 million at September 30, 2020 as a result of two commercial real estate loans being classified as nonaccrual during 2021. One commercial loan was placed was placed on non-accrual status in the third quarter since it required additional deferral assistance. The current arrangement calls for past due accrued interest being deferred and for ongoing interest-only payments through April 2022 after which full payments are slated to begin. As this loan was made under the SBA program, Arrow's loan to value is 55% of September 30, 2021. For the three month periods ended September 30, 2021 and 2020, ratios of nonperforming assets to total assets have remained below the average ratios for the peer group. (See page 47 for a discussion of the peer group.) At June 30, 2021, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.20%, below the 0.43% ratio of the peer group at such date (the latest date for which peer group information is available). At September 30, 2021 the ratio was 0.29%, which is below the most recent ratio for the peer group.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	9/30/2021	12/31/2020	9/30/2020
Commercial Loans	$792	$215	$122
Commercial Real Estate Loans	—	—	85
Residential Real Estate Loans	1,663	1,337	1,224
Consumer Loans - Primarily Indirect Automobile	7,287	7,651	6,963
Total Loans Past Due 30-89 Days and Accruing Interest	$9,742	$9,203	$8,394

At September 30, 2021, the loans in the above-referenced category totaled $9.7 million, an increase of $0.5 million, or 5.9%, from the $9.2 million of such loans at December 31, 2020. The September 30, 2021 total of non-current loans equaled 0.37% of loans then outstanding, compared to 0.35% at December 31, 2020 and 0.32% at September 30, 2020. The change from December 31, 2020 is primarily attributable to a decrease in delinquent automobile loans loans offset by an increase in commercial and residential real estate loans.
The number and dollar amount of performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of the loan portfolio. See the table of Credit Quality Indicators in Note 4 to the unaudited interim consolidated financial statements. Arrow considers all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 4) to be potential problem loans. These loans will continue to be closely monitored and Arrow expects to collect all payments of contractual principal and interest in full on these classified loans. Total nonperforming assets at period-end increased by $5.1 million from December 31, 2020 and $5.3 million from September 30, 2020. The majority of the increase is due to two commercial real estate loans being classified as nonaccrual during 2021.
The COVID-19 pandemic may impact the borrowers' ability to satisfy their obligations, and may therefore result in increased delinquencies. Government interventions, on both the federal and state level, have been deployed to mitigate a significant portion of the credit risk. Arrow cannot make a determination as to the overall impact on its business of the COVID-19 pandemic at this time.
As of September 30, 2021, Arrow held one residential property in other real estate owned. At this time, Arrow does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.

Loan Deferrals Related to COVID-19 Pandemic
In the table below, loans deferred by industry sector as the result of the COVID-19 pandemic are presented and compared to total loans by sector as of September 30, 2021. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings. As of September 30, 2021, Arrow originated an additional $91.4 million of PPP loans in 2021. These loans are included in the loan balances by sector as listed below, however, these loans are not considered deferred as of September 30, 2021.

COVID-19 Deferrals by Loan Category at September 30, 2021 (Dollars in Thousands)

	Balances by Sector		Deferrals
	Total	% of Total Loans	Balance	% of Loan Segment	% of Total Loans
Commercial and Commercial Real Estate Loans:
Lessors of Non-Residential Real Estate	$169,183	6.4%	$—	—%	—%
Lessors of Residential Real Estate	142,314	5.4%	—	—%	—%
Health Care and Social Assistance	111,383	4.2%	—	—%	—%
Hotels and Motels	107,227	4.0%	4,733	0.6%	0.2%
Arts/Recreation/Restaurants/Vacation Camps	47,060	1.8%	—	—%	—%
Retail	35,426	1.3%	—	—%	—%
Construction & Related	18,705	0.7%	—	—%	—%
Other	171,973	6.5%	—	—%	—%
Total Commercial and Commercial Real Estate Loans	803,271	30.3%	4,733	0.6%	0.2%

Consumer Loans	921,189	34.7%	480	0.1%	—%

Residential Real Estate Loans	930,291	35.0%	1,043	0.1%	—%

Total Loans	$2,654,751		$6,256		0.2%

Outstanding PPP Loans as of September 30, 2021 (Dollars In Thousands)
PPP Funding to Date	$234,195
Loans Fully Forgiven to Date	(170,445)
Loans Partially Forgiven to Date	(3,652)
Outstanding PPP Loans	$60,098

Income Earned on PPP Loans for the Periods Ended September 30, 2021 (Dollars In Thousands)
	Three Months Ended	Nine Months Ended
Interest Earned at Rate of 1%	$212	$928
Fees Recognized	2,318	6,029
Income Earned on PPP Loans	$2,530	$6,957

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
At September 30, 2021, Arrow's holding company and both of its subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow's holding company and two subsidiary banks, Glens Falls National and Saratoga National, under the current Capital Rules, as of September 30, 2021:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	13.71%	14.51%	15.66%	9.39%
Glens Falls National Bank & Trust Co.	14.16%	14.16%	15.24%	8.94%
Saratoga National Bank & Trust Co.	13.53%	13.53%	14.79%	9.50%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%(1)	8.50%(1)	10.50%(1)	4.00%

(1) Including the fully phased-in 2.50% capital conservation buffer

At September 30, 2021, Arrow and its subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $360.2 million at September 30, 2021, an increase of $25.8 million, or 7.7%, from the December 31, 2020 level of $334.4 million, and an increase of $34.5 million, or 10.6%, from the prior-year level. The increase in stockholders' equity over the first nine months of 2021 principally reflected the following factors: (i) $39.5 million of net income for the period, plus (ii) issuance of $3.8 million of common stock through employee benefit and dividend reinvestment plans, plus (iii) cumulative impact of adoption of ASU 2016-13 of $120 thousand; reduced by (iv) other comprehensive income of $2.9 million, (v) cash dividends of $12.1 million and (vi) repurchases of common stock of $2.6 million.

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

Stock Repurchase Program: In January 2021, the Board of Directors approved a $5.0 million stock repurchase program, effective for the period January 27, 2021 through December 31, 2021 (the 2021 Repurchase Program), under which management is authorized, in its discretion, to permit Arrow to repurchase up to $5 million of shares of Arrow's common stock, in the open market or in privately negotiated transactions, to the extent management believes Arrow's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of shareholders. As of September 30, 2021, Arrow repurchased $1.5 million of common stock under the 2021 Repurchase Program. This does not include repurchases of Arrow's Common Stock other than through its 2021 Repurchase Program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

Dividends: Arrow's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past seven quarters listed below represent actual sales transactions, as reported by NASDAQ. On October 27, 2021, the Board of Directors declared a 2021 fourth quarter cash dividend of $0.26 payable on December 15, 2021. Per share amounts and share counts in the following tables have been restated for the September 24, 2021 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2020
First Quarter	$19.59	$35.86	$0.245
Second Quarter	22.21	29.86	0.245
Third Quarter	23.86	28.28	0.245
Fourth Quarter	23.80	31.07	0.252
2021
First Quarter	$27.82	$35.42	$0.252
Second Quarter	32.25	37.15	0.252
Third Quarter	32.73	36.49	0.252
Fourth Quarter (dividend payable December 15, 2021)	TBD	TBD	0.260

	Quarter Ended September 30
	2021	2020
Cash Dividends Per Share	$0.252	$0.245
Diluted Earnings Per Share	0.81	0.69
Dividend Payout Ratio	31.11%	35.51%
Total Equity (in thousands)	360,171	$325,660
Shares Issued and Outstanding (in thousands)	16,020	15,954
Book Value Per Share	$22.48	$20.41
Intangible Assets (in thousands)	23,879	23,662
Tangible Book Value Per Share	$20.99	$18.93

LIQUIDITY
The objective of effective liquidity management is to ensure that Arrow has the ability to raise cash when needed at a reasonable cost.  This includes the capability of meeting expected and unexpected obligations to Arrow's customers at any time. Given the uncertain nature of customer demands and the need to maximize earnings, Arrow must have available reasonably priced sources of funds, both on- and off-balance sheet, that can be accessed quickly in times of need. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term disruptions such as reduced cash flows from the investment and loan portfolio, unexpected deposit runoff, or increased loan originations.
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $486.9 million at September 30, 2021, an increase of $121.6 million, from the year-end 2020 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at September 30, 2021 of $548.9 million compared to $338.9 million at December 31, 2020.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $52 million which were not drawn on during the three months ended September 30, 2021.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At September 30, 2021, Arrow had outstanding collateralized obligations with the FHLBNY of $45 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $731 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At September 30, 2021, there were no outstanding brokered deposits. Arrow paid down $45 million in brokered deposits in the first half of 2021. Also, Arrow's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At September 30, 2021, the amount available under this facility was approximately $641 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At September 30, 2021, Arrow's basic liquidity ratio, including FHLBNY collateralized borrowing capacity, was 32.3% of total assets, or $1.15 billion in excess of Arrow's internally-set minimum target ratio of 4%.
Arrow did not experience any significant liquidity constraints in the three month period ended September 30, 2021 and did not experience any such constraints in recent prior years. Arrow has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following accounting standards have been issued and become effective for the Company at a future date:

Arrow has evaluated the accounting standards that have been issued and effective at a future date and determined that these standards will not have a material impact on its financial position or the results of operations.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2021 Compared With
Three Months Ended September 30, 2020

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Net Income	$12,989	$11,046	$1,943	17.6%
Diluted Earnings Per Share	0.81	0.69	0.12	17.4%
Return on Average Assets	1.32%	1.23%	0.09%	7.3%
Return on Average Equity	14.34%	13.55%	0.79%	5.8%

Net income was $13.0 million and diluted earnings per share (EPS) of $.81 for the third quarter of 2021, compared to net income of $11.0 million and diluted EPS of $.69 for the third quarter of 2020. Return on average assets for the third quarter of 2021 was 1.32%, up from 1.23% in the third quarter of 2020. In addition, return on average equity increased to 14.34% for the third quarter of 2021, from 13.55% in the third quarter of 2020.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Interest and Dividend Income	$29,807	$27,296	$2,511	9.2%
Interest Expense	1,169	2,396	(1,227)	(51.2)%
Net Interest Income	28,638	24,900	3,738	15.0%
Average Earning Assets(1)	3,734,206	3,417,638	316,568	9.3%
Average Interest-Bearing Liabilities	2,705,283	2,545,435	159,848	6.3%

Yield on Earning Assets(1)	3.17%	3.18%	(0.01)%	(0.3)%
Cost of Interest-Bearing Liabilities	0.17	0.37	(0.20)	(54.1)
Net Interest Spread	3.00	2.81	0.19	6.8
Net Interest Margin	3.04	2.90	0.14	4.8

Net Interest Income excluding PPP loans	$26,109	$23,779	$2,330	9.8%
Net Interest Margin excluding PPP loans	2.84%	2.88%	(0.04)%	(1.4)%

(1) Includes Nonaccrual Loans.

Net interest income for the recently completed quarter increased by $3.7 million, or 15.0%, from the third quarter of 2020, due to a variety of factors including the timing of the forgiveness of PPP loans offset by lower interest rates and increased cash balances. Interest and fees on loans generated $27.2 million in income for the third quarter of 2021, an increase of 9.9% from the $24.7 million from the quarter ending September 30, 2020. Interest expense for the third quarter of 2021 was $1.2 million, a decrease of $1.2 million, or 51.2% from the $2.4 million in expense for the comparable quarter ending September 30, 2020. Net interest margin increased 14 basis points in the third quarter of 2021 to 3.04%, from 2.90% during the third quarter of 2020. Average earning asset yields were 1 basis point lower as compared to the third quarter of 2020. The cost of interest-bearing liabilities decreased 20 basis points from the quarter ended September 30, 2020. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 63, the provision for loan losses for the third quarter of 2021 was $99 thousand, compared to a provision of $2.3 million for the third quarter of 2020.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Three Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Income From Fiduciary Activities	$2,571	$2,265	$306	13.5%
Fees for Other Services to Customers	2,966	2,619	347	13.2%
Insurance Commissions	1,576	1,713	(137)	(8.0)%
Net Loss on Securities Transactions	(106)	(72)	(34)	(47.2)%
Net Gain on the Sale of Loans	211	1,433	(1,222)	(85.3)%
Other Operating Income	476	739	(263)	(35.6)%
Total Noninterest Income	$7,694	$8,697	$(1,003)	(11.5)%

Total noninterest income in the current quarter was $7.7 million, a decrease of $1.0 million from the comparable quarter of 2020. Income from fiduciary activities for the third quarter of 2021 increased by 13.5% from the third quarter of 2020. Fees for other services to customers were $3.0 million for the third quarter of 2021, an increase of $347 thousand or 13.2% from the third quarter of 2020. Interchange fees related to increased customer activity of debit card usage was the largest driver of the increase. Insurance commissions were $1.6 million for the third quarter of 2021, a decrease of $137 thousand or 8.0% from the third quarter of 2020. The decrease is related to a decline in the employee benefits sector of the business. Net loss on security transactions of $106 thousand for the third quarter of 2021 was the result of a decrease in the fair value of equity securities. Net gain on the sale of loans in the third quarter of 2021 decreased by $1.2 million from the third quarter of 2020 as a result of a strategic decision to retain more residential loan originations. See page 56 for the discussion of loan sales. Other operating income decreased $263 thousand from the comparable quarter in 2020, due to a variety of factors including fees received as part of interest rate swap agreements decreasing $306 thousand and an increase in income of $57 thousand related to additional bank owned life insurance.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Three Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Salaries and Employee Benefits	$11,377	$10,408	$969	9.3%
Occupancy Expense of Premises, Net	1,403	1,427	(24)	(1.7)%
Technology and Equipment Expense	3,833	3,228	605	18.7%
FDIC and FICO Assessments	249	309	(60)	(19.4)%
Amortization	52	56	(4)	(7.1)%
Other Operating Expense	2,509	2,059	450	21.9%
Total Noninterest Expense	$19,423	$17,487	$1,936	11.1%
Efficiency Ratio	52.74%	51.34%	1.4%	2.7%

Noninterest expense for the third quarter of 2021 was $19.4 million, an increase of $1.9 million, or 11.1%, from the third quarter of 2020. Salaries and benefit expenses increased $969 thousand, or 9.3%, from the comparable quarter in 2020. The increase is primarily due to a special employee recognition bonus which occurred in the third quarter. Technology expenses increased $605 thousand, or 18.7%, from the third quarter of 2020 in part due to variable costs related to increased utilization of consumer banking technology. Other non-interest expense includes the expense for estimated credit losses on off-balance sheet credit exposures of $300 thousand in the third quarter.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Provision for Income Taxes	$3,821	$2,793	$1,028	36.8%
Effective Tax Rate	22.7%	20.2%	2.5%	12.4%
The increase in the effective tax rate in the first three months ended September 30, 2021 compared to the three-months ended September 30, 2020 was primarily due to the reduction of tax exempt investments held and the related investment income combined with the increase in the New York State corporate tax rate which was effective January 1, 2021.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2021 Compared With
Nine Months Ended September 30, 2020

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Net Income	$39,548	$28,332	$11,216	39.6%
Diluted Earnings Per Share	2.46	1.78	0.68	38.2
Return on Average Assets	1.38%	1.11%	0.27%	24.3
Return on Average Equity	15.10%	11.99%	3.11%	25.9

Net income was $39.5 million and diluted earnings per share (EPS) of $2.46 for the first nine months of 2021, compared to net income of $28.3 million and diluted EPS of $1.78 for the first nine months of 2020. Return on average assets for the first nine months of 2021 was 1.38%, an increase from 1.11% for the first nine months of 2020. In addition, return on average equity increased to 15.10% for the first nine months of 2021 from 11.99% for the first nine months of 2020.

The following narrative discusses the period-to-period changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Interest and Dividend Income	$87,196	$83,524	$3,672	4.4%
Interest Expense	4,043	10,776	(6,733)	(62.5)%
Net Interest Income	83,153	72,748	10,405	14.3%
Average Earning Assets (1)	3,657,060	3,243,886	413,174	12.7%
Average Interest-Bearing Liabilities	2,689,070	2,455,544	233,526	9.5%

Yield on Earning Assets (1)	3.19%	3.44%	(0.25)%	(7.3)%
Cost of Interest-Bearing Liabilities	0.20	0.59	(0.39)	(66.10)
Net Interest Spread	2.99	2.85	0.14	4.91
Net Interest Margin	3.04	3.00	0.04	1.33

Net Interest Income excluding PPP loans	$76,196	$71,627	$4,569	6.4%
Net Interest Margin excluding PPP loans	2.88%	2.99%	(0.11)%	(3.7)%

(1) Includes Nonaccrual Loans.
Net interest income for the first nine months of 2021 increased $10.4 million, or 14.3%, from the first nine months of 2020. The increase is due in part to $7.0 million of revenue related to PPP loans. Other factors offsetting net interest income include lower market rates and increased cash balances. Total loans at September 30, 2021 increased $62.3 million from September 30, 2020. Investments increased $85.9 million from September 30, 2020. At September 30, 2021, deposit balances reached $3.6 billion. Deposit growth from September 30, 2020 to September 30, 2021 was $340.7 million, or 10.4%. Net interest margin for the first nine months of 2021 increased 4 basis points to 3.04%, from 3.00% for the first nine months of 2020. Average earning asset yields were 25 basis points lower as compared to the first nine months of 2020 due primarily to the increased cash balances and lower market rates partially offset by revenue related to PPP loans. The cost of interest-bearing liabilities decreased 39 basis points from the first nine months of 2020. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 63, the provision for loan losses for the first nine months of 2021 was $(286) thousand, compared to a provision of $8.1 million for the first nine months of 2020.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Income From Fiduciary Activities	7,538	6,613	$925	14.0%
Fees for Other Services to Customers	8,494	7,348	1,146	15.6
Insurance Commissions	4,842	5,077	(235)	(4.6)
Net Gain (Loss) on Securities	250	(552)	802	(145.3)
Net Gain on the Sale of Loans	2,251	2,193	58	2.6
Other Operating Income	1,405	2,876	(1,471)	(51.1)
Total Noninterest Income	$24,780	$23,555	$1,225	5.2%

Total noninterest income for the first nine months of 2021 was $24.8 million, an increase of $1.2 million from the first nine months of 2020. Income from fiduciary activities for the first nine months of 2021 increased by 14.0% from the first nine months of 2020 due to market performance and stable customer base. Fees for other services to customers were $8.5 million for the first nine months of 2021 representing an increase of $1.1 million, or 15.6%, from the prior year comparative period. The growth was driven by interchange fees related to increased debit card usage. Insurance commissions were $4.8 million for the first nine months of 2021. The decrease in insurance commissions as compared to the first nine months of 2020 is primarily related to continued competition and the loss of some employee benefit relationships. Expense control initiatives are ongoing to ensure expenses appropriately align with the decrease in revenue. Net gain on security transactions of $250 thousand for the first nine months of 2021 was the result of the increase in the fair value of equity securities. Net gain on the sale of loans for the first nine months of 2021 was flat to the comparable period in 2020. For the majority of the year, loan sale activity exceeded prior year activity due in part to strong demand for residential mortgages in our operating markets and favorable market conditions for mortgage sales. In the third quarter, sales slowed as a result of the decision to grow the residential loan portfolio. See page 56 for the discussion of loan sales. Other operating income decreased $1.5 million from the comparable period in 2020, due primarily to fees received as part of interest rate swap agreements decreasing by $1.4 million.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Salaries and Employee Benefits	$33,360	$31,003	$2,357	7.6%
Occupancy Expense of Premises, Net	4,480	4,221	259	6.1
Technology and Equipment Expense	11,002	9,807	1,195	12.2
FDIC and FICO Assessments	764	770	(6)	(0.8)
Amortization	158	171	(13)	(7.6)
Other Operating Expense	7,424	6,514	910	14.0
Total Noninterest Expense	$57,188	$52,486	$4,702	9.0
Efficiency Ratio	52.56%	53.54%	(0.98)%	(1.8)%

Noninterest expense for the first nine months of 2021 was $57.2 million, an increase of $4.7 million, or 9.0%, from the first nine months of 2020. Salaries and benefit expenses increased $2.4 million, or 7.6%, from the comparable period in 2020. In the third quarter, a special employee recognition bonus occurred. Technology expenses increased $1.2 million, or 12.2%, from the first nine months of 2020 due to variable costs related to increased utilization of consumer banking technology as well as additional expenses to optimize digital delivery channels. Other non-interest expense increased $910 thousand for the first nine months of 2021 as compared to the first nine months of 2020. Other non-interest expense includes the expense for estimated credit losses on off-balance sheet credit exposures of $655 thousand for the first nine months of 2021.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Provision for Income Taxes	$11,483	$7,402	$4,081	55.1%
Effective Tax Rate	22.5%	20.7%	1.8%	8.7%
The increase in the effective tax rate in the first nine months of 2021 over the first nine months of 2020 was primarily due to the reduction of tax exempt investments held and the related investment income combined with the increase in the New York State corporate tax rate which was effective January 1, 2021.

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
As of September 30, 2021:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	1.38%	(2.19)%
Calculated change in Net Interest Income - Year 2	6.35%	(13.02)%

Historically, there has existed an inverse relationship between changes in prevailing rates and Arrow's net interest income, suggesting that liabilities and sources of funds generally reprice more quickly than earning assets (near-term liability sensitivity). In recent months, sharply higher cash balances funded by an increase in core deposits has contributed to a more pronounced shift toward asset sensitivity. As the economy continues to recover from the COVID-19 pandemic, a reversal of this trend may, or may not, occur. When net interest income is simulated over a longer time frame, asset yields continue to reprice while the cost of funding reaches assumed ceilings or floors (long-term asset sensitivity). Additionally, short-term interest rates are at historic lows, at or near zero. Accordingly, the results in the -100 basis points scenario effectively represents a flattening of the yield curve, with all rate terms dropping to zero, rather than a parallel shift in interest rates across the entire yield curve.
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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective. Arrow adopted ASU No. 2016-13, "Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" on January 1, 2021. Arrow implemented new controls and modified existing controls as part of the adoption. The new controls were implemented to account for the additional complexity of the expected credit loss model, review of economic forecasts, and other assumptions used in the estimation of the model. There were no other changes in Arrow's internal control over financial reporting that occurred during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, Arrow's internal control over financial reporting.

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
On July 1, 2020, Daphne Richard, a customer of GFNB filed a putative class action complaint against GFNB in the United States District Court for the Northern District of New York. The complaint alleges that GFNB assessed overdraft fees on certain transactions drawn on her checking account without having sufficiently disclosed its overdraft-fee practices in its account agreement. Ms. Richard, on behalf of two purported classes, seeks compensatory damages, disgorgement of profits, statutory damages, treble damages, enjoinment of the conduct complained of, and costs and fees. The complaint is similar to complaints filed against other financial institutions pertaining to overdraft fees. Arrow denies any wrongdoing. The parties engaged in an initial mediation session in September 2021. Settlement discussions are ongoing.
Item 1.A.
Risk Factors
The Risk Factors identified in Arrow's Annual Report on Form 10-K for the year ended December 31, 2020 continue to represent the most significant risks to Arrow's future results of operations and financial conditions, without further modification or amendment.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow during the three months ended September 30, 2021 of common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Third Quarter 2021 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
July	1,584	$35.34	—	$5,000,000
August	68,836	35.07	41,241	3,539,562
September	16,158	34.43	—	3,539,562
Total	86,578	34.95	41,241
1 The total number of shares purchased by Arrow and the average price paid per share listed in columns (A) and (B) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans in connection with their stock-for-stock exercise of such options and (iii) shares purchased under the publicly-announced 2021 Repurchase Program. In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow through such methods: July - DRIP purchases (1,584 shares); August - DRIP purchases (964 shares), stock-for-stock option exercises (26,631 shares) and repurchased under the 2021 Repurchase Program (41,241 shares); and September - DRIP purchases (14,351 shares) and stock-for stock option exercises (1,807 shares.)
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs. Arrow's only publicly-announced stock repurchase program in effect for the third quarter of 2021 was the 2021 Repurchase Program approved by the Board of Directors and announced in January 2021, under which the Board authorized management, in its discretion, to repurchase from time to time from the period January 27, 2021 through December 31, 2021, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions.
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
ARROW FINANCIAL CORPORATION
Registrant

November 4, 2021	/s/Thomas J. Murphy
Date	Thomas J. Murphy
President and Chief Executive Officer

November 4, 2021	/s/Edward J. Campanella
Date	Edward J. Campanella
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)