Form 10-K
period 2021-12-31
ARROW FINANCIAL CORP
filed 2022-03-11
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by a check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7562(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $558,327,642
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2022
Common Stock, par value $1.00 per share	16,013,980
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2022 (Part III).
Auditor Name: KPMG LLP         Auditor Location: Albany, New York         Auditor Firm ID: 185

ARROW FINANCIAL CORPORATION
FORM 10-K

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2022.

NOTE ON TERMINOLOGY
In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “the Company,” “we,” “us,” and “our,” generally refer to Arrow Financial Corporation and subsidiaries as a group, except where the context indicates otherwise.  At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 144 domestic (U.S.-based) bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s most recent “Bank Holding Company Performance Report” (which is the Performance Report for the most recently available period ending September 30, 2021), and peer group data has been derived from such Report.  This peer group is not, however, identical to either of the peer groups comprising the two bank indices included in the stock performance graphs on pages 20 and 21 of this Report.

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

Subsidiary Banks (dollars in thousands)
	Glens Falls National	Saratoga National
Total Assets at Year-End	$3,170,096	$857,145
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$1,703,244	$147,857
Date Organized	1851	1988
Employees (full-time equivalent)	461	51
Offices	27	11
Counties of Operation	Warren, Washington, Saratoga, Essex & Clinton	Saratoga, Albany, Rensselaer, & Schenectady
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The holding company’s business consists primarily of the ownership, supervision and control of Arrow's two banks, including the banks' subsidiaries.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks. There were 512 full-time equivalent employees, including 37 employees within Arrow's insurance agency affiliate, at December 31, 2021. See the discussion of our human capital resources in Section G ("HUMAN CAPITAL") of this Item 1.
Arrow offers a broad range of commercial and consumer banking and financial products.  The deposit base consists of deposits derived principally from the communities served.  The Company targets lending activities to consumers and small- and mid-sized companies in Arrow's regional geographic area. In addition, through an indirect lending program the Company acquires consumer loans from an extensive network of automobile dealers that operate in a larger area of upstate New York, and in central and southern Vermont. Through the banks' trust operations, the Company provides retirement planning, trust and estate administration services for individuals, and pension, profit-sharing and employee benefit plan administration for corporations.

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
Arrow lends almost exclusively to borrowers within the normal retail service area in northeastern New York State, with the exception of the indirect consumer lending line of business, where Arrow acquires retail paper from an extensive network of automobile dealers that operate in a larger area of upstate New York and in Vermont. The loan portfolio does not include any foreign loans or any other significant risk concentrations.  Arrow does not generally participate in loan syndications, either as originator or as a participant.  However, from time to time, Arrow buys participations in individual loans, typically commercial loans, originated by other financial institutions in New York and adjacent states. In recent periods, the total dollar amount of such participations has fluctuated, but generally represents less than 20% of commercial loans outstanding. The majority of the portfolio is properly collateralized, and most commercial loans are further supported by personal guarantees. Arrow also participates as a lender in the Paycheck Protection Program ("PPP") administered by the Small Business Administration ("SBA") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). In 2021, Arrow originated over $91.5 million in loans under the PPP. Over the life of the program, Arrow originated over $234.2 million loans, of which over 80% have been forgiven as of December 31, 2021. The remaining portfolio is anticipated to be forgiven in 2022. See the discussion of the CARES Act in Section D ("RECENT LEGISLATIVE DEVELOPMENTS") of this Item 1.
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

The following table presents the Capital Rules applicable to Arrow and its subsidiary banks:

Year, as of January 1	2021
Minimum CET1 Ratio	4.500%
Capital Conservation Buffer ("Buffer")	2.500%
Minimum CET1 Ratio Plus Buffer	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	10.500%
Minimum Leverage Ratio	4.000%

At December 31, 2021, Arrow and its two subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the revised Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, and including in the case of each risk-based ratio, the phased-in portion of the capital buffer. See Note 20, Regulatory Matters, to the Consolidated Financial Statements for a presentation of Arrow's period-end ratios for 2021 and 2020.

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
As of December 31, 2021, Arrow and its two subsidiary banks qualified as "well-capitalized" under the revised capital classification scheme.

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
Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. Arrow has participated in the PPP as a lender, originating over $234.2 million in loans in 2020 and 2021. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments for PPP-generated loans are deferred for the first six months of the loan term and no collateral or personal guarantees were required.
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

The American Rescue Plan Act of 2021
On March 11, 2021, the American Rescue Plan Act of 2021 ("American Rescue Plan") was signed into law to speed up the recovery from the economic and health effects of the COVID-19 pandemic and the ongoing recession. The American Rescue Plan is a $1.9 trillion economic stimulus bill that builds upon both the CARES Act and the CAA
Several provisions within the American Rescue Plan impact financial institutions. Key provisions include $1,400 direct stimulus payments for the majority of Americans, extending unemployment benefits and continuing eviction and foreclosure moratoriums. In addition, over $350 billion has been allocated to state, local and tribal governments to bridge budget shortfalls.
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

Required Information	Location in Report
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential	Part II, Item 7.B.I.
Investment Portfolio	Part II, Item 7.C.I.
Loan Portfolio	Part II, Item 7.C.II.
Summary of Credit Loss Experience	Part II, Item 7.C.III.
Deposits	Part II, Item 7.C.IV.
Return on Equity and Assets	Part II, Item 6.
Short-Term Borrowings	Part II, Item 7.C.V.

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

G. HUMAN CAPITAL
Arrow believes that its employees are among its most important assets. Accordingly, Arrow has prioritized investment in the well-being, performance, engagement and development of Arrow's employees. This includes, but is not limited to, providing access to well-being resources and assistance, offering competitive compensation and benefits to attract and retain top-level talent, empowering team members to take an active role in the formation and execution of the business strategy, and fostering a diverse and inclusive work environment that reflects the many values of the communities Arrow serves. At December 31, 2021, Arrow had 512 full-time equivalent employees. In light of the COVID-19 pandemic, Arrow has taken steps to mitigate the risk of harm to its employees and customers and to its operations from the pandemic. In particular, Arrow, when necessary, has limited access to facilities to appointments only and encouraged customers to use contact-free alternatives like digital banking and ATMs. Arrow has also minimized contact for a large portion of its employee base through remote working, minimal travel and in-person meetings and social distancing.

H. ENVIRONMENTAL, SOCIAL AND GOVERNANCE
Arrow is firmly committed to operating in a socially conscious manner that demonstrates positive environmental, social and governance contributions.
Environmentally, Arrow is dedicated to conserving natural resources and complying with environmental regulations. The steps we have taken to help promote environmentally responsible corporate citizenship include:
•Provide and encourage digital banking options
•Provide and encourage paperless statements
•Branch renovations incorporate energy-saving features such as interior and exterior LED lighting and energy-efficient plumbing in 40% of the branch network.
•The Glens Falls, New York, headquarters renovation of 76,000 square feet of office space will feature the above, as well as motion-activated lighting for offices; significant improvements to exterior wall and roof insulation; new HVAC systems with higher efficiency, meeting modern fresh-air and ventilation requirements; energy-efficient windows and entry doors; low-VOC materials; a separate tie-in to the city stormwater and sewer system to bypass municipal treatment for rainwater collected off building; and a portion of the roof will include green plantings.
•Emissions reduction via remote work and video conferencing for large segments of employees

Socially, Arrow is proud of its many contributions to its employees, customers and communities, which include meeting financial needs of the low- to moderate-income population, providing professional development and holistic support of its Team, and giving back to its communities in dollars and volunteer hours. Arrow is also working on many ways to demonstrate the value of differences, particularly around diversity, equity, inclusion and belonging (“DEIB”).
Steps taken include:
•Longstanding dedication to diversity on Arrow’s Board of Directors, exceeding Nasdaq requirements
•Professional development, wellness and mental health services to its employees through the HR Department, as well as through outside Employee Assistance Program (EAP) contracted services
•Ongoing outreach to measure employee engagement
•Two years of special pandemic bonuses for all employees
•Annual engagement with a third party to assess diversity within its employee base and support for setting and tracking of goals to encourage the advancement of minorities, women, veterans and persons with disabilities
•Incorporation of inclusion and belonging into its HR policies, practices and programs
•Upcoming DEIB educational series for the Arrow Team as well as the development of a group of stakeholders to guide further initiatives
•Extensive pandemic-related support to customers in need, including loan deferrals and over 2,400 PPP loans
•Lending program to facilitate first-time home ownership
•Bank On-certified checking product with no overdraft fees
•Recognized by Rivel Data-Driven Management Consultancy as a top-in-state pandemic performer based on customer feedback
•Partnership with numerous organizations to meet the financial needs of the low- to moderate-income population
•More than $650,000 and 7,700 hours donated to its communities in 2021 in support of arts and culture, child care, economic and workforce development, emergency assistance, food security, financial literacy, mental and physical health, safe and affordable housing, transportation and more.
•62% of dollars donated and 44% of hours donated are CRA-qualified
•Prioritization of donations to organizations that make it their mission to provide affordable homeownership, environmental or sustainable activities and programming, economic empowerment, health and human services, and social progress

Finally, Arrow believes that strong corporate governance is the foundation to delivering on its commitments to its stakeholders. Arrow adheres to a comprehensive governance program, which is described in further detail in its annual Proxy Statement.

I. EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of the executive officers of Arrow and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas J. Murphy	63	President and Chief Executive Officer of Arrow since January 1, 2013. Mr. Murphy has been a Director of Arrow since July 2012. In addition to his executive leadership role at Arrow, he has been the President of GFNB since July 1, 2011 and Chief Executive Officer of GFNB since January 1, 2013. Prior positions in the Company include: Senior Executive Vice President of Arrow (2011-2012), Vice President of Arrow (2009-2011), Senior Trust Officer of GFNB (2010-2011), Corporate Secretary (2009-2012), Assistant Corporate Secretary of Arrow (2008-2009), Senior Vice President of GFNB (2008-2011) and Manager of the Personal Trust Department of GFNB (2004-2011). Mr. Murphy started with the Company in 2004.

Edward J. Campanella	54	Promoted to Senior Executive Vice President, Treasurer and Chief Financial Officer of Arrow, GFNB and SNB in February 2022. Mr. Campanella served as Senior Vice President, Treasurer and Chief Financial Officer of Arrow between September 2017 and January 2022. Mr. Campanella also previously served as Executive Vice President, Treasurer and Chief Financial Officer of GFNB and SNB. Mr. Campanella joined the Company in 2017. Previously, he served as Chief Financial Officer for National Union Bank of Kinderhook in Kinderhook, NY (2016-2017). He was Senior Vice President, Treasurer and Director of Finance at Opus Bank in Irvine, CA (2013-2016). Prior to that he served as First Vice President and Treasurer of Cambridge Savings Bank in Cambridge, MA (2006-2013).

David S. DeMarco	60	Promoted to Senior Executive Vice President and Chief Banking Officer of Arrow and GFNB in February 2022. Served as Senior Vice President and Chief Banking Officer of Arrow from February 2018 through January 2022. Mr. DeMarco was a Senior Vice President of Arrow between May 2009 and January 2022. Additionally, Mr. DeMarco had been President and Chief Executive Officer of SNB between January 2013 through January 2022. He also served as Executive Vice President and Chief Banking Officer of GFNB. Previously, Mr. DeMarco served as Executive Vice President and Head of the Branch, Corporate Development, Financial Services & Marketing Division of GFNB (2003-2012). Mr. DeMarco started with the Company as a commercial lender in 1987.

David D. Kaiser	61	Promoted to Senior Executive Vice President and Chief Credit Officer of Arrow, GFNB and SNB in February 2022. Mr. Kaiser previously served as Senior Vice President and Chief Credit Officer of Arrow from February 2015 through January 2022. Mr. Kaiser had also served as Executive Vice President of GFNB from 2012 through January 2022 and as Chief Credit Officer of GFNB from 2011 through January 2022. Previously, he served as the Corporate Banking Manager for GFNB from 2005 to 2011. Mr. Kaiser started with the Company in 2000.
Andrew J. Wise	55	Promoted to Senior Executive Vice President and Chief Operating Officer of Arrow, GFNB and SNB in February 2022. Mr. Wise served as Senior Vice President and Chief Operating Officer of Arrow from February, 2018 through January 2022. Mr. Wise has also served as Executive Vice President and Chief Operating Officer of GFNB from October 2017 through January 2022. Previously, Mr. Wise served as Chief Administrative Officer of GFNB. He joined GFNB in May 2016 as Senior Vice President of Administration. Prior to that, he worked at Adirondack Trust Company for 12 years where he was Executive Vice President and Chief Operating Officer of the Company’s insurance subsidiary.

J. AVAILABLE INFORMATION
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
Arrow established a committee in 2020 comprised of bank management to prepare for the discontinuance of LIBOR. Arrow has determined that the financial products tied to LIBOR will not be subject to cessation until June 30, 2023. This review also identified that only a few legacy contracts do not include appropriate fallback language. Arrow anticipates that the appropriate fallback provisions for these contracts will be implemented and allow for an orderly transition prior to the June 30, 2023 cessation of U.S. Dollar LIBOR. As of December 31, 2021, Arrow no longer issues new LIBOR-based financial instruments. Furthermore, U.S. Dollar LIBOR indices utilized by Arrow's existing financial instruments shall cease on June 30, 2023. Beginning January 1, 2022, Arrow is using the CME Term Secured Overnight Financing Rate (SOFR) as the primary index for financial instruments and the Bloomberg Short Term Bank Yield Index (BSBY) as a secondary index.
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

Problems encountered by other financial institutions could adversely affect Arrow. Arrow's ability to engage in routine funding transactions could be adversely affected by financial or commercial problems confronting other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. Arrow has exposure to many different counterparties in the normal course of business, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by Arrow or by other financial institutions on whom Arrow relies or with whom Arrow interacts. Some of these transactions expose Arrow to credit and other potential risks in the event of default of Arrow's counterparty or client. In addition, credit risk may be exacerbated when the collateral held by Arrow cannot be liquidated or only may be liquidated at prices not sufficient to recover the full amount due Arrow under the underlying financial instrument, held by Arrow. There is no assurance that any such losses would not materially and adversely affect results of operations.

OPERATIONAL RISKS

Any future economic or financial downturn, including any significant correction in the equity markets, may negatively affect the volume of income attributable to, and demand for, fee-based services of banks such as Arrow, including the Company's fiduciary business, which could negatively impact Arrow's financial condition and results of operations. Revenues from trust and wealth management business are dependent on the level of assets under management. Any significant downturn in the equity markets may lead Arrow's trust and wealth management customers to liquidate their investments, or may diminish account values for those customers who elect to leave their portfolios with Arrow, in either case reducing assets under management and thereby decreasing revenues from this important sector of the business. Other fee-based businesses are also susceptible to a sudden economic or financial downturn.
In addition, Arrow's loan quality is affected by the condition of the economy. Like all financial institutions, Arrow maintains an allowance for credit losses to provide for probable credit losses at the balance sheet date. Arrow's allowance for credit losses is based on its historical loss experience as well as an evaluation of the risks associated with its loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio and other factors. While Arrow has continued to enjoy a very high level of quality in its loan portfolio generally and very low levels of loan charge-offs and non-performing loans, if the economy in Arrow's geographic market area should deteriorate to the point that recessionary conditions return, or if the regional or national economy experiences a protracted period of stagnation, the quality of our loan portfolio may weaken so significantly that its allowance for loan losses may not be adequate to cover actual or expected loan losses. In such events, Arrow may be required to increase its provisions for credit losses and this could materially and adversely affect financial results. Moreover, weak or worsening economic conditions often lead to difficulties in other areas of its business, including growth of its business generally, thereby compounding the negative effects on earnings.

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

The outbreak of the novel coronavirus, COVID-19, may adversely affect Arrow’s business activities, financial condition and results of operations. The business of Arrow and its subsidiary banks depends on the willingness and ability of its customers to conduct financial transactions. The spread of COVID-19 has caused significant disruptions in the United States economy, which could in turn disrupt the business, activities, and operations of Arrow’s customers, as well as Arrow's business and operations. The pandemic has also caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19 may result in a significant decrease in business and/or cause Arrow’s customers to be unable to meet existing obligations to the Company, particularly in the event of another significant outbreak in the Upstate New York region. The virus’s spread could also interfere with the availability of key personnel or third party service providers necessary to conduct business activities.
Arrow has taken steps to mitigate the risk of harm to its employees and customers and to its operations from the pandemic. Arrow continues to comply with Federal and New York State guidelines and regulations. All employees and directors are vaccinated, subject to appropriate health and religious exemptions. Arrow continues to encourage remote work and minimize work-related travel and in-person meetings. Nevertheless, there are a number of uncertainties related to the potential effects of the pandemic that may not be able to be addressed by these efforts. If the spread of COVID-19 has an adverse effect on (i) customer deposits, (ii) the ability of borrowers to satisfy their obligations, (iii) the demand for loans or other financial products and services, (iv) the ability of Arrow’s personnel and third party service providers to perform effectively, (v) financial markets, real estate markets, or economic growth, or (vi) other aspects of operations, then Arrow’s liquidity, financial condition and/or results of operations may be materially and adversely affected.

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
At its January 2022 Federal Open Market Committee Meeting, the Federal Reserve indicated it expects to raise benchmark interest rates in 2022, partially in response to increasing inflation. An increase in interest rates could have a negative impact on results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to the allowance for credit losses which may materially and adversely affect Arrow's business, results of operations, financial condition and prospects.

Arrow's allowance for possible credit losses may be insufficient, and an increase in the allowance would reduce earnings. The allowance is established through a provision for credit losses based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loss experience and loan underwriting policies. In addition, Arrow evaluates all loans identified as problem loans and augments the allowance based upon an estimation of the potential loss associated with those problem loans. Additions to the allowance for credit losses decrease net income through provisions for credit losses. If the evaluation performed in connection with establishing credit loss reserves is wrong, the allowance for credit losses may not be sufficient to cover Arrow's losses, which would have an adverse effect on operating results. Arrow's regulators, in reviewing the loan portfolio as part of a regulatory examination, may from time to time require Arrow to increase the allowance for credit losses, thereby negatively affecting earnings, financial condition and capital ratios at that time. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans and leases, identification of additional problem loans and other factors, both within and outside of Arrow's control. Additions to the allowance could have a negative impact on Arrow's results of operations. As of January 1, 2021, Arrow implemented a new accounting standard to estimate Arrow's allowance for credit losses.

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

Arrow, through its banking subsidiaries, is subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties. CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on Arrow's business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments - None

Item 2. Properties
Arrow's main office is at 250 Glen Street, Glens Falls, New York. The building is owned by Arrow and serves as the main office for Arrow and Glens Falls National, the principal subsidiary bank. Arrow is in the midst of a multi-year renovation project to enhance and improve the downtown Glens Falls Main Campus. Current efforts are focused on 240 and 250 Glen Street, where Arrow is halfway into a two-year reconstruction to bring added energy efficiency, productivity, and more collaborative work space for primarily back-office teams. This phase of the project will also provide for a renovated and more functional Main Office branch for customers. Arrow's investment in its downtown campus dates back to 2012 with the construction of our 20 South Street Building and has continued with phased improvements to other adjacent properties. After the 240 and 250 Glen Street work is completed, some smaller-scale enhancements remain and then Arrow will have renovated and improved the entire Main Campus. The main office of the other banking subsidiary, Saratoga National, is in Saratoga Springs, New York. Arrow owns 26 branch banking offices, leases 12 branch banking offices, leases two residential loan origination offices and a business development office, all at market rates. Arrow's insurance agency is co-located in seven bank-owned branches, as well as three leased insurance offices. Arrow also leases office space in buildings and parking lots near the main office in Glens Falls as well as a back-up site for business continuity purposes.
In the opinion of management, the physical properties of the holding company and the various subsidiaries are suitable and adequate.  For more information on Arrow's properties, see Notes 2, Summary of Significant Accounting Policies, 6, Premises and Equipment, and 18, Leases, to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

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
On July 1, 2020, Daphne Richard, a customer of GFNB filed a putative class action complaint against GFNB in the United States District Court for the Northern District of New York. The complaint alleges that GFNB assessed overdraft fees on certain transactions drawn on her checking account without having sufficiently disclosed its overdraft-fee practices in its account agreement. Ms. Richard, on behalf of two purported classes, seeks compensatory damages, disgorgement of profits, statutory damages, treble damages, enjoinment of the conduct complained of, and costs and fees. The complaint is similar to complaints filed against other financial institutions pertaining to overdraft fees. Arrow denies any wrongdoing. The parties engaged in an initial mediation session in the third quarter of 2021 and a non-recurring litigation reserve expense of $1.5 million was recorded in the fourth quarter of 2021. The parties have signed a settlement agreement involving the establishment of a $1.5 million settlement fund. The plaintiff's counsel has filed a motion for preliminary approval of the class settlement, a hearing for which has been set for April 12, 2022.

Item 4. Mine Safety Disclosures - None

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Arrow's common stock is traded on the Global Select Market of the National Association of Securities Dealers, Inc. ("NASDAQ®") Stock Market under the symbol AROW.
Based on information received from Arrow's transfer agent and various brokers, custodians and agents, Arrow estimates there were approximately 8,800 beneficial owners of Arrow’s common stock at December 31, 2021. Arrow has no other class of stock outstanding.

Equity Compensation Plan Information
The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2021. These equity compensation plans were (i) the 2013 Long-Term Incentive Plan ("LTIP") and its predecessor, Arrow's 2008 Long-Term Incentive Plan; (ii) the Amended and Restated 2011 Employee Stock Purchase Plan ("ESPP"); and (iii) the 2020 Directors' Stock Plan ("DSP").  All of these plans have been approved by Arrow's shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Restricted Stock Units, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)(2)	283,961	$26.78	412,540
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	283,961		412,540

(1)The total of 283,961 shares listed in column (a) includes 270,758 which are issuable pursuant to outstanding stock options and 13,203 which are issuable pursuant to restricted stock units all granted under the LTIP or its predecessor plans.
(2)The total of 412,540 shares listed in column (c) includes (i) 122,728 shares of common stock available for future award grants under the LTIP, (ii) 252,576 shares of common stock available for future issuance under the ESPP, and (iii) 37,236 shares of common stock available for future issuance under the DSP.

STOCK PERFORMANCE GRAPHS
The following two graphs provide a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the ABA NASDAQ Community Bank TRBanks Index and the Zacks $1B-$5B Bank Assets Index.
The first graph presents comparative stock performance for the five-year period from December 31, 2016 to December 31, 2021 and the second graph presents comparative stock performance for the fifteen-year period from December 31, 2006 to December 31, 2021.
The historical information in the graphs and accompanying tables may not be indicative of future performance of Arrow stock on the various stock indices.

Comparison of 5 Year Cumulative Total Return for 5 Year Period Ended December 31, 2021
(Assumes Initial Investment of $100 at December 31, 2016)

2016
2017
2018
2019
2020
2021
Arrow Financial Corporation
Russell 2000 Index
ABA NASDAQ Community BankTR
Zacks $1B - $5B Bank Assets Index

	TOTAL RETURN PERFORMANCE Period Ending
Index	2016	2017	2018	2019	2020	2021
Arrow Financial Corporation	100.00	88.90	88.86	111.42	94.01	117.49
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
ABA NASDAQ Community Bank TR	100.00	102.57	87.28	107.62	95.19	128.97
Zacks $1B - $5B Bank Assets Index	100.00	109.70	99.82	116.60	95.03	131.24

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.

Comparison of 15 Year Cumulative Total Return for 15 Year Period ended December 31, 2021
(Assumes Initial Investment of $100 at December 31, 2006)

2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
Arrow Financial Corporation
Russell 2000 Index
NASDAQ Banks Index
Zacks $1B - $5B Bank Assets Index

	TOTAL RETURN PERFORMANCE Period Ending
Index	2006	2007	2008	2009	2010	2011	2012	2013
Arrow Financial Corporation	100.00	93.60	114.55	122.27	144.58	132.53	149.83	169.06
Russell 2000 Index	100.00	98.43	65.17	82.88	105.13	100.74	117.21	162.70
ABA NASDAQ Community Bank TR	100.00	77.15	64.00	51.71	57.64	53.88	63.42	89.86
Zacks $1B - $5B Bank Assets Index	100.00	79.78	68.44	56.19	60.62	56.91	67.87	86.29

	TOTAL RETURN PERFORMANCE (Cont'd.) Period Ending
Index	2014	2015	2016	2017	2018	2019	2020	2021
Arrow Financial Corporation	185.27	193.70	306.95	272.89	272.74	342.00	288.57	360.62
Russell 2000 Index	170.66	163.14	197.90	226.89	201.91	253.45	304.04	349.09
ABA NASDAQ Community Bank TR	94.04	103.02	142.96	146.63	124.78	153.85	136.08	184.38
Zacks $1B - $5B Bank Assets Index	94.03	104.01	145.29	159.39	145.03	169.41	138.08	190.68

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.

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

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about repurchases by Arrow during the three months ended December 31, 2021 of Arrow's common stock (the only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Fourth Quarter 2021 Calendar Month	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	1,788	$36.00	—	$3,539,562
November	1,949	36.64	—	3,539,562
December	14,875	34.62	—	3,539,562
Total	18,612	34.96	—

1 The total number of shares purchased and the average price paid per share listed in columns (a) and (b) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, and (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans ("LTIPs") in connection with their stock-for-stock exercise of such options, and shares repurchased by Arrow pursuant to its publicly-announced stock repurchase program.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased by Arrow through such methods:  October - DRIP purchases (1,788 shares); November - DRIP purchases (1,144 shares), stock-for-stock option exercises (805 shares); and December - DRIP purchases (14,875 shares).
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs.  Arrow's only publicly announced stock repurchase program in effect for 2021 was the 2021 Repurchase Program approved by the Board of Directors and announced in January 2021, under which the Board authorized management, in its discretion, to repurchase from time to time from January 27, 2021 through December 31, 2021, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions (the "2021 Program"). Arrow had no repurchases of its shares in the fourth quarter of 2021 under the 2021 Program. In October 2021, the Board approved a new repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of the Company's common stock over the calendar year 2022, in open-market or negotiated transactions.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Quarterly Information
Dollars in thousands, except per share amounts
Share and per share amounts have been restated for the September 2021 3% stock dividend

Quarter Ended	12/31/2021	9/30/2021	6/30/2021	3/31/2021	12/31/2020
Net Income	$10,309	$12,989	$13,279	$13,280	$12,495
Transactions Recorded in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	(104)	(79)	145	119	66
Share and Per Share Data: [1]
Period End Shares Outstanding	16,041	16,020	16,039	16,009	15,981
Basic Average Shares Outstanding	16,028	16,027	16,024	15,994	15,964
Diluted Average Shares Outstanding	16,091	16,085	16,085	16,030	15,981
Basic Earnings Per Share	$0.64	$0.81	$0.83	$0.83	$0.78
Diluted Earnings Per Share	0.63	0.81	0.83	$0.83	$0.78
Cash Dividend Per Share	0.260	0.252	0.252	0.252	0.252
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$551,890	$416,500	$369,034	$334,155	$349,430
Investment Securities	681,732	675,980	668,089	593,822	590,151
Loans	2,660,665	2,641,726	2,651,449	2,618,362	2,610,834
Deposits	3,590,766	3,435,933	3,395,271	3,254,815	3,256,238
Other Borrowed Funds	70,162	72,187	74,957	82,659	95,047
Shareholders’ Equity	364,409	359,384	350,203	340,708	331,899
Total Assets	4,060,540	3,902,041	3,851,921	3,712,020	3,721,954
Return on Average Assets, annualized	1.01%	1.32%	1.38%	1.45%	1.34%
Return on Average Equity, annualized	11.22%	14.34%	15.21%	15.81%	14.98%
Return on Average Tangible Equity, annualized [2]	12.01%	15.36%	16.32%	17.00%	16.13%
Average Earning Assets	$3,894,287	$3,734,206	$3,688,572	$3,546,339	$3,550,415
Average Paying Liabilities	2,841,304	2,705,283	2,721,961	2,639,240	2,674,795
Interest Income	28,354	29,807	29,695	27,694	28,372
Tax-Equivalent Adjustment [3]	285	292	293	235	251
Interest Income, Tax-Equivalent [3]	28,639	30,099	29,988	27,929	28,623
Interest Expense	1,152	1,169	1,335	1,539	1,918
Net Interest Income	27,202	28,638	28,360	26,155	26,454
Net Interest Income, Tax-Equivalent [3]	27,487	28,930	28,653	26,390	26,705
Net Interest Margin, annualized	2.77%	3.04%	3.08%	2.99%	2.96%
Net Interest Margin, Tax-Equivalent, annualized [3]	2.80%	3.07%	3.12%	3.02%	2.99%
Efficiency Ratio Calculation: [4]
Noninterest Expense	$20,860	$19,423	$19,087	$18,678	$18,192
Less: Intangible Asset Amortization	52	51	53	54	56
Net Noninterest Expense	20,808	19,372	19,034	18,624	18,136
Net Interest Income, Tax-Equivalent	27,487	28,930	28,653	26,390	26,705
Noninterest Income	7,589	7,694	8,478	8,608	9,103
Less: Net Changes in Fair Value of Equity Investments	(139)	(106)	196	160	88
Net Gross Income	$35,215	$36,730	$36,935	$34,838	$35,720
Efficiency Ratio	59.09%	52.74%	51.53%	53.46%	50.77%
Period-End Capital Information: [5]
Total Stockholders’ Equity (i.e. Book Value)	$371,186	$360,171	$353,033	$342,413	$334,392
Book Value per Share [1]	23.14	22.48	22.01	21.39	20.92
Goodwill and Other Intangible Assets, net	23,791	23,879	23,955	23,922	23,823
Tangible Book Value per Share [1,2]	21.66	20.99	20.52	19.89	19.43
Capital Ratios: [5]
Tier 1 Leverage Ratio	9.20%	9.39%	9.29%	9.37%	9.07%
Common Equity Tier 1 Capital Ratio	13.77%	13.71%	13.79%	13.56%	13.39%
Tier 1 Risk-Based Capital Ratio	14.55%	14.51%	14.61%	14.39%	14.24%
Total Risk-Based Capital Ratio	15.69%	15.66%	15.78%	15.55%	15.48%
Assets Under Trust Administration & Investment Mgmt	$1,851,101	$1,778,659	$1,804,854	$1,725,754	$1,659,029

Selected Twelve-Month Information
Dollars in thousands, except per share amounts
Share and per share amounts have been restated for the September 2021 3% stock dividend

	2021	2020	2019
Net Income	$49,857	$40,827	$37,475
Transactions Recorded in Net Income (Net of Tax):
Net (Loss) Gain on Securities	83	(346)	214

Period End Shares Outstanding[1]	16,041	15,981	15,912
Basic Average Shares Outstanding[1]	16,018	15,929	15,849
Diluted Average Shares Outstanding[1]	16,073	15,944	15,896
Basic Earnings Per Share[1]	$3.11	$2.56	$2.36
Diluted Earnings Per Share[1]	3.10	2.56	2.36
Cash Dividends Per Share[1]	1.02	0.99	0.96
Average Assets	3,882,642	3,481,761	3,028,028
Average Equity	353,757	319,814	284,640
Return on Average Assets	1.28%	1.17%	1.24%
Return on Average Equity	14.09%	12.77%	13.17%
Average Earning Assets	$3,716,856	$3,320,937	$2,891,322
Average Interest-Bearing Liabilities	2,727,441	2,510,655	2,241,942
Interest Income	115,550	111,896	109,759
Interest Income, Tax-Equivalent*	116,655	113,000	111,173
Interest Expense	5,195	12,694	21,710
Net Interest Income	110,355	99,202	88,049
Net Interest Income, Tax-Equivalent*	111,460	100,306	89,463
Net Interest Margin	2.97%	2.99%	3.05%
Net Interest Margin, Tax-Equivalent*	3.00%	3.02%	3.09%
Efficiency Ratio Calculation*[4]
Noninterest Expense	$78,048	$70,678	$67,450
Less: Intangible Asset Amortization	210	227	245
Net Noninterest Expense	77,838	70,451	67,205
Net Interest Income, Tax-Equivalent	111,460	100,306	89,463
Noninterest Income	32,369	32,658	28,555
Less: Net (Loss) Gain on Securities	111	(464)	289
Net Gross Income, Adjusted	$143,718	$133,428	$117,729
Efficiency Ratio*	54.16%	52.80%	57.08%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.20%	9.07%	9.98%
Total Stockholders’ Equity (i.e. Book Value)	$371,186	$334,392	$301,728
Book Value per Share	23.14	20.92	18.96
Intangible Assets	23,791	23,823	23,534
Tangible Book Value per Share [2]	21.66	19.43	17.48
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans	0.03%	0.05%	0.05%
Provision for Credit Losses as a Percentage of Average Loans	0.01%	0.37%	0.09%
Allowance for Credit Losses as a Percentage of Period-End Loans	1.02%	1.13%	0.89%
Allowance for Credit Losses as a Percentage of Nonperforming Loans	233.89%	456.32%	481.41%
Nonperforming Loans as a Percentage of Period-End Loans	0.44%	0.25%	0.18%
Nonperforming Assets as a Percentage of Total Assets	0.29%	0.18%	0.18%

*See "Use of Non-GAAP Financial Measures" on page 4.

Arrow Financial Corporation
Reconciliation of Non-GAAP Financial Information
(Dollars In Thousands, Except Per Share Amounts)

Footnotes:

1.	Share and per share data have been restated for the September 24, 2021, 3% stock dividend.

2.	Non-GAAP Financial Measure Reconciliation: Tangible Book Value, Tangible Equity, and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity. These are non-GAAP financial measures which Arrow believes provides investors with information that is useful in understanding its financial performance.
		12/31/2021	9/30/2021	6/30/2021	3/31/2021	12/31/2020
	Total Stockholders' Equity (GAAP)	$371,186	$360,171	$353,033	$342,413	$334,392
	Less: Goodwill and Other Intangible assets, net	23,791	23,879	23,955	23,922	23,823
	Tangible Equity (Non-GAAP)	$347,395	$336,292	$329,078	$318,491	$310,569

	Period End Shares Outstanding	16,041	16,020	16,039	16,009	15,981
	Tangible Book Value per Share (Non-GAAP)	$21.66	$20.99	$20.52	$19.89	$19.43
	Net Income	10,309	12,989	13,279	13,280	12,495
	Return on Tangible Equity (Net Income/Tangible Equity - Annualized)	12.01%	15.36%	16.32%	17.00%	16.13%

3.	Non-GAAP Financial Measure Reconciliation: Net Interest Margin is the ratio of annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding its financial performance.

		12/31/2021	9/30/2021	6/30/2021	3/31/2021	12/31/2020
	Interest Income (GAAP)	$28,354	$29,807	$29,695	$27,694	$28,372
	Add: Tax Equivalent Adjustment (Non-GAAP)	285	292	293	235	251
	Interest Income - Tax Equivalent (Non-GAAP)	$28,639	$30,099	$29,988	$27,929	$28,623

	Net Interest Income (GAAP)	$27,202	$28,638	$28,360	$26,155	$26,454
	Add: Tax-Equivalent adjustment (Non-GAAP)	285	292	293	235	251
	Net Interest Income - Tax Equivalent (Non-GAAP)	$27,487	$28,930	$28,653	$26,390	$26,705
	Average Earning Assets	$3,894,287	$3,734,206	$3,688,572	$3,546,339	$3,550,415
	Net Interest Margin (Non-GAAP)	2.80%	3.07%	3.12%	3.02%	2.99%

4.	Non-GAAP Financial Measure Reconciliation: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes the efficiency ratio provides investors with information that is useful in understanding its financial performance. Arrow defines efficiency ratio as the ratio of noninterest expense to net gross income (which equals tax-equivalent net interest income plus noninterest income, as adjusted).

5.
For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with bank regulatory capital rules. All prior quarters reflect actual results. The December 31, 2021 CET1 ratio listed in the tables (i.e., 13.77%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		12/31/2021	9/30/2021	6/30/2021	3/31/2021	12/31/2020
	Total Risk Weighted Assets	$2,552,812	$2,511,910	$2,438,445	$2,404,456	$2,357,094
	Common Equity Tier 1 Capital	351,497	344,507	336,265	326,039	315,696
	Common Equity Tier 1 Ratio	13.77%	13.71%	13.79%	13.56%	13.39%

CRITICAL ACCOUNTING ESTIMATES
The significant accounting policies, as described in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements are essential in understanding the Management Discussion and Analysis. Many of the significant accounting policies require complex judgments to estimate the values of assets and liabilities. Arrow has procedures and processes in place to facilitate making these judgments. The more judgmental estimates are summarized in the following discussion. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, Arrow has used the factors that are believed to represent the most reasonable value in developing the inputs. Actual performance that differs from estimates of the key variables could impact the results of operations.

Allowance for credit losses: The allowance for credit losses consists of the allowance for credit losses and the allowance for losses on unfunded commitments. As a result of the Arrow's January 1, 2021, adoption of Accounting Standards Updates (‘‘ASU’’) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘CECL’’) and its related amendments, our methodology for estimating the reserve for credit losses changed significantly from December 31, 2020. The standard replaced the ‘‘incurred loss’’ approach with an ‘‘expected loss’’ approach known as current expected credit loss. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was ‘‘probable’' that a loss event was ‘‘incurred.’’ The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. Arrow then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, Arrow considers forecasts about future economic conditions that are reasonable and supportable. The allowance for losses on unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by Arrow. The allowance for losses on unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws. Arrow considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover Arrow's estimate of all expected credit losses over the expected contractual life of our loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate at this time, the allowance may need to be increased in the future due to changes in conditions or assumptions. The impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. Arrow's policies on the allowance for credit losses, pension accounting and provision for income taxes are disclosed in Note 1 to the consolidated financial statements of this Form 10-K.

A. OVERVIEW
The following discussion and analysis focuses on and reviews Arrow's results of operations for each of the years in the three-year period ended December 31, 2021 and the financial condition as of December 31, 2021 and 2020.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

COVID-19 Pandemic:
Arrow continues to monitor the impact of the pandemic variants and all the challenges they present on our business and operations and the health and safety of our employees and customers are at the forefront of related decisions.
Arrow continues to comply with Federal and New York State guidelines and regulations. All employees and directors are vaccinated, subject to appropriate health and religious exemptions. Arrow continues to encourage remote work and minimize work-related travel and in-person meetings. A pandemic bonus to eligible employees, the second in two years, was awarded in recognition of the enduring and exceptional pandemic performance of Arrow's employees. Arrow managed to avoid widespread lobby closures for the majority of the year.
As Arrow cannot predict the duration or scope of the pandemic or its impact on economic and financial markets or its impact on the business, Arrow is unable to reasonably estimate the overall impact on the Company. For further discussion of the impact COVID-19 has had and may in the future have on Arrow and its financial results and operations, please refer to the Risk Factors included in Part I, Item 1A, beginning on page 14 of this Report.

Summary of 2021 Financial Results: For the year ended December 31, 2021, net income reached a record $49.9 million, up 22.1% over net income of $40.8 million for 2020. For 2021, revenue increased by $10.9 million and the provision for credit losses decreased by $9.0 million, which was partially offset by higher operating expenses and income taxes. Diluted EPS was $3.10 for 2021, up 21.2% from $2.56 in 2020.
Return on average equity (ROE) and return on average assets (ROA) were 14.09% and 1.28%, respectively, as compared to 12.77% and 1.17%, respectively, for 2020.
At December 31, 2021, total loan balances reached $2.7 billion, up $73 million, or 2.8%, from the prior-year level. Net of $70.1 million of PPP loans forgiven by the Small Business Administration in 2021, loans grew by $143.1 million for the year. The consumer loan portfolio grew by $60.8 million, or 7.1%, over the balance at December 31, 2020, primarily as a result of continued strength in the indirect automobile lending program. Net of approximately $52.1 million of loans sold in 2021, the residential real estate loan portfolio increased $23.0 million, or 2.5% from the prior year. Commercial loans, including commercial real estate, decreased $10.9 million, or 1.3%, over the balances at December 31, 2020. The decrease in commercial loans includes $70.1 million of PPP loans forgiven by the Small Business Administration in 2021.
At December 31, 2021, total deposit balances reached $3.6 billion, up by $315.8 million, or 9.8%, from the prior-year level. Noninterest-bearing deposits grew by $108.9 million, or 15.5%, during 2021, and represented 22.8% of total deposits at year-end as compared to the prior-year level of 21.7%. At December 31, 2021, total time deposits decreased $63.0 million from the prior-year level.
Net interest income for the year ending December 31, 2021, was $110.4 million, an increase of $11.2 million, or 11.2%, from the prior year. Interest and fees on loans were $105.0 million, an increase of 4.5% from the $100.5 million for the year ending December 31, 2020. Interest and fees related to PPP loans, included in the $105.0 million, were $7.8 million. Interest expense for the year ending December 31, 2021 was $5.2 million. This is a decrease of $7.5 million, or 59.1%, from the $12.7 million in expense for the year ending December 31, 2020. The net interest margin was 2.97% for the year ending December 31, 2021, as compared to 2.99% for the year ended December 31, 2020.
Noninterest income was $32.4 million for the year ending December 31, 2021, a decrease of 0.9% as compared to $32.7 million for the year ending December 31, 2020. Income from fiduciary activities in 2021 was $10.1 million, an increase of $1.3 million from 2020. Fees and other services to customers increased $1.5 million from 2020 to $11.5 million in 2021. Interchange fees related to increased customer activity of debit card usage was the largest driver of the increase. Gain on sales of loans decreased $1.5 million from 2020 to $2.4 million in 2021 as a result of the strategic decision in the second half of 2021 to retain more newly originated residential real estate loans. The decrease in other operating income from 2020 is primarily driven by the $1.4 million decrease in income related to interest rate swap agreements.
Noninterest expense for the year ending December 31, 2021, increased by $7.4 million, or 10.5%, to $78.1 million compared to $70.7 million in 2020. The largest component of noninterest expense is salaries and benefits paid to our employees, which totaled $44.8 million in 2021. Noninterest expense for the three-month period ended December 31, 2021, increased $2.7 million, or 14.7%, as compared to the fourth quarter of 2020. Other operating expenses increased from the prior comparable quarter as the result of $1.4 million in non-recurring litigation reserve expense.
In addition, during 2021, Arrow began to renovate a large portion of its Glens Falls headquarters, including workspace for support teams and the Main Office branch. Also, Arrow continued its branch optimization initiative. Saratoga National Bank consolidated two smaller branches into one larger, fully renovated branch at Wilton Square. Glens Falls National Bank consolidated two branches within a mile of each other in Fort Edward, allowing Arrow to serve the community from one central, updated location. Throughout the year, a combination of renovation, consolidation and relocation has allowed us to deliver an enhanced customer experience while streamlining expenses.
On the technology front, Arrow prepared a new online account opening platform, which launched in 2021 for Saratoga National Bank and will be followed later in 2022 at Glens Falls National Bank. Work also began in late 2021 on replacing our core technology in preparation for an upgrade in the summer of 2022.

The changes in net income, net interest income and net interest margin between the current and prior year are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 30.
Regulatory Capital and Increase in Stockholders' Equity: As of December 31, 2021, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.
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
The CBLR final rule became effective as of January 1, 2020, and Arrow and both subsidiary banks have opted out of utilizing the CBLR framework. Therefore, the Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow and both subsidiary banks.
Total stockholders' equity was $371.2 million at December 31, 2021, an increase of $36.8 million, or 11.0%, from the year earlier level. The components of the change in stockholders' equity since year-end 2020 are presented in the Consolidated Statement of Changes in Stockholders' Equity on page 62. Total book value per share increased by 10.6% over the prior year level. At December 31, 2021, tangible book value per share, a non-GAAP financial measure calculated based on tangible book value (total stockholders' equity minus intangible assets including goodwill) was $21.66, an increase of $2.23, or 11.5%, over the December 31, 2020 amount. The increase in total stockholders' equity during 2021 principally reflected the following factors: (i) $49.9 million of net income for the year, plus (ii) $2.78 million of equity related to various stock-based compensation plans, plus (iii) $1.8 million of equity resulting from the dividend reinvestment plan, plus (iv) cumulative impact of adoption of ASU 2016-13 of $120 thousand and (v) other comprehensive income of $1.2 million reduced by (vi) cash dividends of $16.3 million and (vii) repurchases of common stock of $2.7 million. As of December 31, 2021, Arrow's closing stock price was $35.23, resulting in a trading multiple of 1.63 to Arrow's tangible book value. The Board of Directors declared and Arrow paid a cash dividend of $0.252 per share for the first three quarters of 2021, as adjusted for a 3% stock dividend distributed September 24, 2021, a cash dividend of $0.26 per share for the fourth quarter of 2021, and declared a $0.27 per share cash dividend for the first quarter of 2022.
Loan quality: Nonperforming loans were $11.7 million at December 31, 2021, an increase of $5.3 million, or 82.1%, from year-end 2020. The increase was due to two commercial real estate loans being classified as nonaccrual during 2021. The ratio of nonperforming loans to period-end loans at December 31, 2021 was 0.44%, an increase from 0.25% at December 31, 2020 and less than Arrow's peer group ratio of 0.55% at September 30, 2021. Loans charged-off (net of recoveries) against the allowance for credit losses was $923 thousand for 2021, a decrease of $351 thousand from 2020. The ratio of net charge-offs to average loans was 0.03% for 2021 and 0.05% for 2020, compared to the peer group ratio of 0.05% for the period ended September 30, 2021. At December 31, 2021, the allowance for credit losses was $27.3 million, representing 1.02% of total loans, a decrease of 11 basis points from the December 31, 2020 ratio.

Loan Segments: As of December 31, 2021, total loans grew $72.9 million, or 2.8%, as compared to the balance at December 31, 2020.
◦    Commercial and Commercial Real Estate Loans: Combined, these loans comprise 30.0% of the total loan portfolio at period-end. Commercial property values in Arrow's region have largely remained stable, however, there remains uncertainty surrounding market conditions due to the pandemic. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
◦    Consumer Loans: These loans (primarily automobile loans) comprised approximately 34.5% of the total loan portfolio at period-end. Consumer automobile loans at December 31, 2021, were $915.6 million, or 99.5% of this portfolio segment. In 2021, Arrow did not experience any significant increase in the delinquency rate or in the percentage of nonperforming loans in this segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. As of December 31, 2021, demand was strong. However, supply constraints, with both new and used vehicles, may limit the potential growth in this category.
◦    Residential Real Estate Loans: These loans, including home equity loans, made up 35.5% of the total loan portfolio at period-end. The residential real estate market in Arrow's service area has been stable in recent periods. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. Arrow typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. Sales were higher in the first half of 2021, due to a variety of factors, including strong demand for residential mortgages in our operating markets, favorable market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions. In the second half 2021, sales decreased primarily as the result of the strategic decision to grow the residential loan portfolio. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and access to credit markets: Arrow did not experience any liquidity problems or special concerns in recent years or in 2021. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term disruptions.  Interest-bearing cash balances at December 31, 2021 were $430.7 million compared to $338.9 million at December 31, 2020.  Deposit growth provided an abundance of liquidity to fund Arrow's asset growth. However, contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY and FRB, totaling $1.3 billion. The terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 48). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Reference Rate Reform: On March 5, 2021, the ICE Benchmark Administration, the administrator of London Interbank Offered Rate (LIBOR) (the "IBA"), and the United Kingdom’s Financial Conduct Authority, the regulatory supervisor for the IBA, announced certain future dates that LIBOR settings will cease to be provided by any administrator. For Arrow, U.S. Dollar LIBOR indices utilized by its existing financial instruments will cease after June 30, 2023. In addition, regulators have issued statements indicating that financial institutions should not issue new LIBOR-based financial instruments after January 1, 2022. To prepare for the upcoming cessation of LIBOR, Arrow established a committee in 2020 comprised of bank management to prepare for the discontinuance of LIBOR, which is widely used to reprice floating rate financial instruments. Based on a review of existing floating rate financial instruments, management has determined that the financial products tied to LIBOR will not be subject to cessation until June 30, 2023. This review also identified that only a few legacy contracts do not include appropriate fallback language. Management anticipates that the appropriate fallback provisions for these contracts will be implemented and allow for an orderly transition prior to the June 30, 2023 cessation of U.S. Dollar LIBOR. As of December 31, 2021, Arrow no longer issues new LIBOR-based financial instruments. Furthermore, U.S. Dollar LIBOR indices utilized by Arrow's existing financial instruments shall cease on June 30, 2023. Beginning January 1, 2022, Arrow is using the CME Term Secured Overnight Financing Rate (SOFR) as the primary index for financial instruments and the Bloomberg Short Term Bank Yield Index (BSBY) as a secondary index.
Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in its litigation escrow account. On December 13, 2019 the Court granted final approval to a settlement in this class action lawsuit. But, on January 3, 2020 an appeal of the final-approved order was filed with the court. On December 16, 2021, the second circuit court of appeals has set oral argument regarding objections to final approval of the settlement for March 16, 2022. When the appeals process is resolved and assuming the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. At December 31, 2021, Glens Falls National held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to approximately 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, Arrow has not recognized any economic value for these shares.

B. RESULTS OF OPERATIONS
The following analysis of net interest income, the provision for credit losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on the results of operations for December 31, 2021 and the prior two years. For a comparison of the years ended December 31, 2019 and 2020, see Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2020.

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

CHANGE IN NET INTEREST INCOME
(Dollars In Thousands) (GAAP Basis)

	Years Ended December 31,			Change From Prior Year
				2020 to 2021		2019 to 2020
	2021	2020	2019	Amount	%	Amount	%
Interest and Dividend Income	$115,550	$111,896	$109,759	$3,654	3.3%	$2,137	1.9%
Interest Expense	5,195	12,694	21,710	(7,499)	(59.1)%	(9,016)	(41.5)%
Net Interest Income	$110,355	$99,202	$88,049	$11,153	11.2%	$11,153	12.7%

Net interest income was $110.4 million in 2021, an increase of $11.2 million, or 11.2%, from the $99.2 million in 2020.  This is consistent with the increase of $11.2 million, or 12.7%, from 2019 to 2020.  Factors contributing to the year-to-year changes in net interest income over the three-year period are discussed in the following portions of this Section B.I.

The following tables reflects the components of net interest income, setting forth, for years ended December 31, 2021, 2020 and 2019: (i) average balances of assets, liabilities and stockholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets. The yield on securities available-for-sale is based on the amortized cost of the securities. Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP basis)
(Dollars in Thousands)

Years Ended December 31:	2021			2020			2019
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$418,488	$565	0.14%	$195,821	321	0.16%	26,816	722	2.69%
Investment Securities:
Fully Taxable	470,133	6,487	1.38%	398,915	7,131	1.79%	357,669	8,883	2.48%
Exempt from Federal Taxes	185,072	3,513	1.90%	199,410	3,952	1.98%	223,130	4,687	2.10%
Loans	2,643,163	104,985	3.97%	2,526,791	100,492	3.98%	2,283,707	95,467	4.18%
Total Earning Assets	3,716,856	115,550	3.11%	3,320,937	111,896	3.37%	2,891,322	109,759	3.80%
Allowance for Credit Losses	(27,187)			(25,128)			(20,477)
Cash and Due From Banks	36,464			35,609			34,963
Other Assets	156,509			150,343			122,220
Total Assets	$3,882,642			$3,481,761			$3,028,028
Deposits:
Interest-Bearing Checking Accounts	$926,875	731	0.08%	$772,000	1,292	0.17%	727,857	1,985	0.27%
Savings Deposits	1,496,906	1,904	0.13%	1,258,154	5,090	0.40%	910,840	8,399	0.92%
Time Deposits of $250,000 Or More	87,033	261	0.30%	124,601	1,465	1.18%	95,932	1,932	2.01%
Other Time Deposits	141,677	632	0.45%	223,111	2,782	1.25%	259,636	4,224	1.63%
Total Interest-Bearing Deposits	2,652,491	3,528	0.13%	2,377,866	10,629	0.45%	1,994,265	16,540	0.83%
Short-Term Borrowings	4,768	3	0.06%	57,929	246	0.42%	191,258	3,437	1.80%
FHLBNY Term Advances and Other Long-Term Debt	65,000	1,469	2.26%	69,631	1,623	2.33%	52,288	1,634	3.13%
Finance Leases	5,182	195	3.76%	5,229	196	3.75%	4,131	99	2.40%
Total Interest- Bearing Liabilities	2,727,441	5,195	0.19%	2,510,655	12,694	0.51%	2,241,942	21,710	0.97%
Demand Deposits	767,671			613,408			472,517
Other Liabilities	33,773			37,884			28,929
Total Liabilities	3,528,885			3,161,947			2,743,388
Stockholders’ Equity	353,757			319,814			284,640
Total Liabilities and Stockholders’ Equity	$3,882,642			$3,481,761			$3,028,028
Net Interest Income		$110,355			$99,202			$88,049
Net Interest Spread			2.92%			2.86%			2.83%
Net Interest Margin			2.97%			2.99%			3.05%

Changes between periods are attributed to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities.  Changes attributable to both volume and rate have been allocated proportionately between the categories.

Net Interest Income Rate and Volume Analysis
(Dollars in Thousands) (GAAP basis)

	2021 Compared to 2020 Change in Net Interest Income Due to:			2020 Compared to 2019 Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Interest-Bearing Bank Balances	$309	$(65)	$244	$831	$(1,232)	$(401)
Investment Securities:
Fully Taxable	1,146	(1,790)	(644)	941	(2,693)	(1,752)
Exempt from Federal Taxes	(277)	(162)	(439)	(480)	(255)	(735)
Loans	4,622	(129)	4,493	9,823	(4,798)	5,025
Total Interest and Dividend Income	5,800	(2,146)	3,654	11,115	(8,978)	2,137
Interest Expense:
Deposits:
Interest-Bearing Checking Accounts	221	(782)	(561)	114	(807)	(693)
Savings Deposits	822	(4,008)	(3,186)	2,475	(5,784)	(3,309)
Time Deposits of $250,000 or More	(347)	(857)	(1,204)	477	(944)	(467)
Other Time Deposits	(779)	(1,371)	(2,150)	(542)	(900)	(1,442)
Total Deposits	(82)	(7,019)	(7,101)	2,524	(8,435)	(5,911)
Short-Term Borrowings	(126)	(117)	(243)	(1,523)	(1,668)	(3,191)
Long-Term Debt	(106)	(48)	(154)	464	(475)	(11)
Finance Leases	(2)	1	(1)	31	66	97
Total Interest Expense	(316)	(7,183)	(7,499)	1,497	(10,513)	(9,016)
Net Interest Income	$6,116	$5,037	$11,153	$9,618	$1,535	$11,153

NET INTEREST MARGIN

YIELD ANALYSIS (GAAP Basis)	December 31,
	2021	2020	2019
Yield on Earning Assets	3.11%	3.37%	3.80%
Cost of Interest-Bearing Liabilities	0.19%	0.51%	0.97%
Net Interest Spread	2.92%	2.86%	2.83%
Net Interest Margin	2.97%	2.99%	3.05%
Net Interest Margin excluding PPP Loans	2.84%	2.97%	N/A

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
2021 Compared to 2020: Net interest income increased $11.2 million, or 11.2%, to $110.4 million for the year ended December 31, 2021 from $99.2 million for the year ended December 31, 2020. The increase is due in part to $7.8 million of revenue related to PPP loans. Other factors offsetting net interest income include lower market rates and increased cash balances. The net interest margin was 2.97% for the year ended December 31, 2021 as compared to 2.99% for the year ended December 31, 2020.
Income on investment securities decreased $1.1 million, or 9.8%, between the years ended December 31, 2021 and December 31, 2020. Average balances on investment securities were higher for the year, but portfolio yields were lower, with fully taxable securities falling by 41 basis points and securities exempt from federal taxes falling by 8 basis points.
Interest income from loans increased $4.5 million, or 4.8%, to $105.0 million for the year ended December 31, 2021 from $100.5 million for the year ended December 31, 2020. Although the loan portfolio yield dropped a basis point in 2021, to 3.97%, continued loan growth pushed interest income higher. Net of $70.1 million of PPP loans forgiven by the Small Business Administration in 2021, loans grew by $143.1 million for the year. Average loan balances increased by $116.4 million, a 4.6% increase over 2020 average balances. Within the loan portfolio, the three principal segments are residential real estate loans, consumer loans (primarily through the indirect automobile lending program) and commercial loans. The consumer loan portfolio grew by $60.8 million, or 7.1%, over the balance at December 31, 2020. Net of approximately $52.1 million of loans sold in 2021, the residential real estate loan portfolio increased $23.0 million, or 2.5% from the prior year. Commercial loans, including commercial real estate, decreased $10.9 million, or 1.3%, over the balances at December 31, 2020. The decrease was primarily due to $70.1 million of PPP loans forgiven by the Small Business Administration in 2021.
Total interest expense on interest-bearing liabilities decreased $7.5 million, or 59.1%, to $5.2 million for the year ended December 31, 2021 from $12.7 million for the year ended December 31, 2020. Although average interest bearing deposit balances increased by $274.6 million, the total cost of interest-bearing deposits decreased to 13 basis points from 45 basis points. In addition, average demand deposits, which are non-interest bearing, increased by $154.3 million.

II. PROVISION FOR CREDIT LOSSES AND ALLOWANCE FOR CREDIT LOSSES
Arrow considers the accounting policy relating to the allowance for credit losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on the results of operations.  The provision for credit losses for 2021 was $272 thousand, compared to the $9.3 million provision for 2020. The analysis of the method employed for determining the amount of the credit loss provision is explained in detail in Notes 2, Summary of Significant Accounting Policies, and 5, Loans, to the Consolidated Financial Statements.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR CREDIT LOSSES
(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2021	2020	2019	2018	2017
Period-End Loans	$2,667,941	$2,595,030	$2,386,120	$2,196,215	$1,950,770
Average Loans	2,643,163	2,526,791	2,283,707	2,062,575	1,862,247
Period-End Assets	4,027,952	3,688,636	3,184,275	2,988,334	2,760,465
Nonperforming Assets, at Period-End:
Nonaccrual Loans:
Commercial Loans	33	78	81	403	588
Commercial Real Estate	7,244	1,475	326	789	1,530
Consumer Loans	1,697	1,470	663	658	653
Residential Real Estate Loans	1,790	3,010	2,935	2,309	2,755
Total Nonaccrual Loans	10,764	6,033	4,005	4,159	5,526
Loans Past Due 90 or More Days and
Still Accruing Interest	823	228	253	1,225	319
Restructured	77	145	143	138	105
Total Nonperforming Loans	11,664	6,406	4,401	5,522	5,950
Repossessed Assets	126	155	139	130	109
Other Real Estate Owned	—	—	1,122	1,130	1,738
Total Nonperforming Assets	11,790	6,561	5,662	6,782	7,797
Allowance for Credit Losses:
Balance at Beginning of Period	$29,232	$21,187	$20,196	$18,586	$17,012
Impact of the Adoption of ASU 2016-13	(1,300)
Loans Charged-off:
Commercial Loans	(97)	(37)	(12)	(153)	(2)
Commercial Real Estate	—	(5)	(29)	(17)	(380)
Consumer Loans	(2,133)	(1,898)	(1,603)	(1,246)	(1,101)
Residential Real Estate Loans	(9)	(49)	(91)	(116)	(76)
Total Loans Charged-off	(2,239)	(1,989)	(1,735)	(1,532)	(1,559)
Recoveries of Loans Previously Charged-off:
Commercial Loans	190	3	1	3	8
Commercial Real Estate	—	—	—	12	—
Consumer Loans	1,126	712	646	520	389
Residential Real Estate Loans	—	—	—	—	—
Total Recoveries of Loans Previously Charged-off	1,316	715	647	535	397
Net Loans Charged-off	(923)	(1,274)	(1,088)	(997)	(1,162)
Provision for Credit Losses
Charged to Expense	272	9,319	2,079	2,607	2,736
Balance at End of Period	$27,281	$29,232	$21,187	$20,196	$18,586
Asset Quality Ratios:
Net Charge-offs to Average Loans	0.03%	0.05%	0.05%	0.05%	0.06%
Provision for Credit Losses to Average Loans	0.01%	0.37%	0.09%	0.13%	0.15%
Allowance for Credit Losses to Period-end Loans	1.02%	1.13%	0.89%	0.92%	0.95%
Allowance for Credit Losses to Nonperforming Loans	233.89%	456.32%	481.41%	365.74%	312.37%
Nonperforming Loans to Period-end Loans	0.44%	0.25%	0.18%	0.25%	0.31%
Nonperforming Assets to Period-end Assets	0.29%	0.18%	0.18%	0.23%	0.28%

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES
(Dollars in Thousands)

	2021	2020	2019	2018	2017
Commercial Loans	$2,298	$2,173	$1,386	$1,218	$1,873
Commercial Real Estate	13,523	9,990	5,830	5,644	4,504
Consumer Loans	2,402	11,562	9,408	8,882	7,604
Residential Real Estate Loans	9,058	5,507	4,563	4,452	4,605
Total	$27,281	$29,232	$21,187	$20,196	$18,586

Arrow adopted CECL on January 1, 2021. The transition adjustment recorded on January 1, 2021, decreased the allowance for credit losses by $1.3 million. The CECL approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaces the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable that a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Loan losses are charged off against the allowance when Arrow believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.
Management estimates the allowance using relevant available information from internal and external sources related to past events, current conditions, and a reasonable and supportable single economic forecast. Historical credit loss experience provides the basis for the estimation of expected credit losses. Arrow's historical loss experience was supplemented with peer information when there was insufficient loss data for Arrow. Peer selection was based on a review of institutions with comparable loss experience as well as loan yield, bank size, portfolio concentration and geography. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in credit concentrations, delinquency level, collateral values and underwriting standards as well as changes in economic conditions or other relevant factors. Management judgment is required at each point in the measurement process.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Upon adoption of CECL, management revised the manner in which loans were pooled for similar risk characteristics. Management developed portfolio segments for estimating loss based on type of borrower and collateral as follows:

Commercial Loans
Commercial Real Estate Loans
Consumer Loans
Residential Loans

Further details related to loan portfolio segments is included in Note 5, Loans, to the Consolidated Financial Statements.

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
For the loan segments utilizing the DCF method, (commercial, commercial real estate, and residential) management utilizes externally developed economic forecast of the following economic factors as loss drivers: national unemployment, gross domestic product and home price index (HPI). The economic forecast is applied over a reasonable and supportable forecast period. Arrow utilizes a six quarter reasonable and supportable forecast period with an eight quarter reversion to the historic mean on a straight-line basis.
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
Arrow uses the vintage analysis method to estimate expected credit losses for the consumer loan segment. The vintage method was selected since the loans within the consumer loan segment are homogeneous, not just by risk characteristic, but by loan structure. Under the vintage analysis method, a loss rate is calculated based on the quarterly net charge-offs to the outstanding loan balance for each vintage year over the lookback period. Once this periodic loss rate is calculated for each quarter in the lookback period, the periodic rates are averaged into the loss rate. The loss rate is then applied to the outstanding loan balances based on the loan's vintage year. Arrow maintains, over the life of the loan, the loss curve by vintage year. If estimated losses computed by the vintage method need to be adjusted based on current conditions and the reasonable and supportable economic forecast, these adjustments would be incorporated over a six quarter reasonable and supportable forecast period, reverting to historical losses using a straight-line method over an eight quarter period. Based on current conditions, and the reasonable and supportable economic forecast, no adjustments are currently required.
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
The change in methodology from incurred loss to the expected loss over the life of the loan also impacted the allocation of the allowance for credit losses. The vintage approach combined with a shorter life of loan decreased the allowance needed for consumer loans. Residential real estate loans, due to their longer life of loan, have a higher allocation of the allowance of credit loans as compared to the incurred loss methodology.
Arrow's allowance for credit losses was $27.3 million at December 31, 2021, which represented 1.02% of loans outstanding, a decrease from 1.13% at year-end 2020.
See Note 5, Loans, to the Consolidated Financial Statements for the complete methodology used to calculate the provision for credit losses.
III. NONINTEREST INCOME
The majority of the noninterest income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, insurance commissions, net gains (losses) on securities transactions, net gains on sales of loans and other recurring fee income.

ANALYSIS OF NONINTEREST INCOME
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2020 to 2021		2019 to 2020
	2021	2020	2019	Amount	%	Amount	%
Income from Fiduciary Activities	$10,142	$8,890	$8,809	$1,252	14.1%	$81	0.9%
Fees for Other Services to Customers	11,462	10,003	10,176	1,459	14.6%	(173)	(1.7)%
Insurance Commissions	6,487	6,876	7,182	(389)	(5.7)%	(306)	(4.3)%
Net Gain (Loss) on Securities	111	(464)	289	575	123.9%	(753)	(260.6)%
Net Gain on Sales of Loans	2,393	3,889	622	(1,496)	(38.5)%	3,267	525.2%
Other Operating Income	1,774	3,464	1,477	(1,690)	(48.8)%	1,987	134.5%
Total Noninterest Income	$32,369	$32,658	$28,555	$(289)	(0.9)%	$4,103	14.4%

2021 Compared to 2020:  Total noninterest income in 2021 was $32.4 million, a decrease of $289 thousand, or 0.9%, from total noninterest income of $32.7 million for 2020. Income from fiduciary activities increased $1.3 million from 2020 to 2021. Assets under trust administration and investment management at December 31, 2021 were $1.85 billion, an increase of $192.1 million, or 11.6%, from the prior year-end balance of $1.66 billion. Fees for other services to customers were $11.5 million for 2021, an increase of $1.5 million as compared to 2020. The largest factor in the growth was interchange fees related to increased customer activity of debit card usage. Insurance commissions decreased by $389 thousand, or 5.7% from 2020 to 2021. The decrease in insurance commissions as compared to the prior year is primarily related to continued competition and the loss of some employee benefit relationships. The continued competition and the ability to retain key personnel may continue to impact revenue into 2022. Expense control initiatives, including the reduction of support roles, are ongoing to ensure expenses appropriately align with the decrease in revenue. Net gain on securities in 2021, consisting of a change in the fair value of equity investments, was $111 thousand as compared to a loss of $464 thousand in 2020.
Net gains on the sales of loans decreased in 2021 to $2.4 million, from $3.9 million in 2020, a decrease of $1.5 million, or 38.5%. Sales decreased as a result of the strategic decision in the second half of 2021 to retain more newly originated residential real estate loans. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions. Therefore, Arrow is unable to predict what the retention rate of such loans in future periods may be. Servicing rights are generally retained for loans originated and sold, which also generates additional noninterest income in subsequent periods (fees for other services to customers).
Other operating income decreased by $1.7 million, or 48.8% between the two years primarily due to the decrease in fees received as part of interest rate swap agreements of $1.4 million in 2020. Arrow purchased additional bank owned life insurance during 2020 which generated an increase in income of $233.3 thousand from the prior year. Additionally in 2021, Arrow had a loss on the disposal of fixed assets of $220.2 thousand compared to a gain of $16.5 thousand in 2020. The loss on the disposal of fixed assets related to the branch optimization initiative. Saratoga National Bank consolidated its Jones Road and Ballard

Road branches into one, larger new renovated branch at Wilton Square. Glens Falls National Bank consolidated two branches in Fort Edward. Although a loss of disposal took place, Arrow is confident that it will sustain lower operating costs in the future for these locations.

IV. NONINTEREST EXPENSE
Noninterest expense is the measure of the delivery cost of services, products and business activities of a company.  The key components of noninterest expense are presented in the following table.

ANALYSIS OF NONINTEREST EXPENSE
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2020 to 2021		2019 to 2020
	2021	2020	2019	Amount	%	Amount	%
Salaries and Employee Benefits	$44,798	$42,061	$38,402	$2,737	6.5%	$3,659	9.5%
Occupancy Expenses, Net	5,814	5,614	5,407	200	3.6%	207	3.8%
Technology and Equipment Expense	14,870	12,976	13,054	1,894	14.6%	(78)	(0.6)%
FDIC Regular Assessment	1,042	1,063	157	(21)	(2.0)%	906	577.1%
Amortization of Intangible Assets	210	227	245	(17)	(7.5)%	(18)	(7.3)%
Other Operating Expense	11,314	8,737	10,185	2,577	29.5%	(1,448)	(14.2)%
Total Noninterest Expense	$78,048	$70,678	$67,450	$7,370	10.4%	$3,228	4.8%
Efficiency Ratio	54.16%	52.80%	57.08%	1.36%	2.6%	(4.28)%	(7.5)%

2021 compared to 2020:  Noninterest expense for 2021 amounted to $78.0 million, an increase of $7.4 million, or 10.4%, from 2020.  For 2021, the efficiency ratio was 54.16%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better), as defined by Arrow, is the ratio of operating noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) plus operating noninterest income (excluding net securities gains or losses). See the discussion of the efficiency ratio in this Report under the heading “Use of Non-GAAP Financial Measures.”
Salaries and employee benefits expense increased $2.7 million or 6.5%, from 2020. A portion of the increase, $528 thousand, was the result of an increase in the reclassification between salaries and employee benefits and other operating expenses. Under ASU 2017-07, interest cost, expected return on plan assets, amortization of prior service cost and amortization of net loss are required to be reclassified out of salaries and employee benefits. Salaries and benefits were also impacted by increased benefit costs and incentive payments.
Technology expenses increased $1.9 million, or 14.6%, from 2020 due to variable costs related to increased utilization of consumer banking technology as well as additional expenses to optimize digital delivery channels. Some examples of the new channels include an enhanced Business Online Banking interface, SecurLOCK to help customers combat ongoing fraud, a new mortgage application platform to make it easier for customers to apply online and connect with originators and a new deposit online account opening platform.
Other operating expense increased $2.6 million, or 29.5%, from 2020. The increase is the result of the expense for estimated credit losses on off-balance sheet credit exposures of $685 thousand for 2021 as well as $1.5 million in non-recurring litigation reserve expenses recorded in the fourth quarter of 2021.

V. INCOME TAXES
The following table sets forth the provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2020 to 2021		2019 to 2020
	2021	2020	2019	Amount	%	Amount	%
Provision for Income Taxes	$14,547	$11,036	$9,600	$3,511	31.8%	$1,436	15.0%
Effective Tax Rate	22.6%	21.3%	20.4%	1.3%	6.1%	0.9%	4.4%

The provisions for federal and state income taxes amounted to $14.5 million for 2021, $11.0 million for 2020, and $9.6 million for 2019. The effective income tax rates for 2021, 2020 and 2019 were 22.6%, 21.3% and 20.4%, respectively. The increase in the effective tax rate in 2021 over 2020 and 2019 was primarily due to the reduction of tax exempt investments held and the related investment income combined with the increase in the New York State corporate tax rate which was effective January 1, 2021.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO
During 2021, 2020 and 2019, Arrow held no trading securities.
The available-for-sale securities portfolio, held-to-maturity securities portfolio and the equity securities portfolio are further detailed below.

Securities Available-for-Sale:
The following table sets forth the carrying value of the securities available-for-sale portfolio at year-end December 31, 2021, December 31, 2020 and December 31, 2019.

SECURITIES AVAILABLE-FOR-SALE
(Dollars In Thousands)

	December 31,
	2021	2020	2019
U.S. Government & Agency Obligations	$108,365	$65,112	$5,054
State and Municipal Obligations	400	528	764
Mortgage-Backed Securities	449,751	298,847	350,716
Corporate and Other Debt Securities	800	800	800
Total	$559,316	$365,287	$357,334

In the periods referenced above, Mortgage-Backed Securities consisted solely of mortgage pass-through securities and Collateralized Mortgage Obligations ("CMOs") issued or guaranteed by U.S. federal agencies or by government-sponsored enterprises (GSEs). Mortgage pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. CMOs are pools of mortgage-backed securities, the repayments on which have generally been separated into two or more components (tranches), where each tranche has a separate estimated life and yield. Arrow's practice has been to purchase pass-through securities and CMOs that are issued or guaranteed by U.S. federal agencies or GSEs, and the tranches of CMOs purchased are generally those having shorter average lives and/or durations. Lower market interest rates and/or payment deferrals on underlying loans that make up mortgage-backed security collateral may impact cashflows.
In the periods referenced above, U.S. Government & Agency Obligations consisted solely of agency bonds issued by government-sponsored enterprises (GSEs). These securities generally pay fixed semi-annual coupons with principle payments at maturity. For some, callable options are included that may impact the timing of these principal payments. Arrow's practice has been to purchase Agency securities that are issued or guaranteed by GSEs with limited embedded optionality (call features). Final maturities are generally less than 5 years.
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at December 31, 2021, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at December 31, 2021 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during year ended December 31, 2021.
For the years above, Arrow held no investment securities in the securities portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or government agencies of foreign issuers.

The following table sets forth the maturities of the debt securities in the available-for-sale portfolio as of December 31, 2021.  Mortgage-Backed Securities are included in the table based on their expected average lives.

MATURITIES OF DEBT SECURITIES AVAILABLE-FOR-SALE
(Dollars In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Government & Agency Obligations	$5,064	$103,301	$—	$—	$108,365
State and Municipal Obligations	—	40	360	—	400
Mortgage-Backed Securities	108	371,569	78,074	—	449,751
Corporate and Other Debt Securities	—	—	800	—	800
Total	$5,172	$474,910	$79,234	$—	$559,316

The following table sets forth the tax-equivalent yields of the debt securities in the available-for-sale portfolio at December 31, 2021.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Government & Agency Obligations	1.98%	0.70%	—%	—%	0.76%
State and Municipal Obligations	—%	6.30%	6.77%	—%	6.72%
Mortgage-Backed Securities	4.03%	1.43%	1.49%	—%	1.44%
Corporate and Other Debt Securities	—%	—%	2.88%	—%	2.88%
Total	2.02%	1.27%	1.53%	—%	1.31%
The yields on obligations of states and municipalities exempt from federal taxation were computed on a tax-equivalent basis. The yields on other debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2021.
At December 31, 2021 and 2020, the weighted average maturity was 4.0 and 2.3 years, respectively, for debt securities in the available-for-sale portfolio.
At December 31, 2021, the net unrealized gains on securities available-for-sale amounted to $8.2 million.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.  The net unrealized gains on securities available-for-sale was $7.8 million at December 31, 2020.  For both periods, net unrealized gains were primarily attributable to changes in market rates between the date of purchase and the balance sheet date resulting in higher or lower valuations of the portfolio securities.
For further information regarding the portfolio of securities available-for-sale, see Note 4, Investment Securities, to the Consolidated Financial Statements.

Securities Held-to-Maturity:
The following table sets forth the carrying value of the portfolio of securities held-to-maturity at December 31 of each of the last three years.

SECURITIES HELD-TO-MATURITY
(Dollars In Thousands)

	December 31,
	2021	2020	2019
State and Municipal Obligations	$180,195	$192,352	$208,243
Mortgage Backed Securities - Residential	16,371	26,053	36,822
Total	$196,566	$218,405	$245,065

Arrow's held to maturity debt securities are comprised of U.S. government agencies, U.S. government-sponsored enterprises and state and municipal obligations. U.S. government agencies and U.S. government-sponsored enterprise securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of December 31, 2021.
For additional information regarding the fair value of the portfolio of securities held-to-maturity at December 31, 2021, see Note 4, Investment Securities, to the Consolidated Financial Statements.

The following table sets forth the maturities of the portfolio of securities held-to-maturity as of December 31, 2021.

MATURITIES OF DEBT SECURITIES HELD-TO-MATURITY
(Dollars In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$29,600	$138,210	$12,239	$146	$180,195
Mortgage Backed Securities - Residential	462	15,909	—	—	16,371
Total	$30,062	$154,119	$12,239	$146	$196,566

The following table sets forth the tax-equivalent yields of the portfolio of securities held-to-maturity at December 31, 2021.

YIELDS ON SECURITIES HELD-TO-MATURITY
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	2.02%	2.26%	2.91%	4.31%	2.27%
Mortgage Backed Securities - Residential	2.55%	2.48%	—%	—%	2.48%
Total	2.03%	2.28%	2.91%	4.31%	2.28%

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2021.  Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis.
At December 31, 2021 and 2020, the weighted average maturity was 2.0 and 2.7 years, respectively, for the debt securities in the held-to-maturity portfolio.

EQUITY SECURITIES
(Dollars In Thousands)

The following table is the schedule of Equity Securities at December 31 of each of the last three years.

Equity Securities

	December 31,
	2021	2020	2019
Equity Securities, at Fair Value	$1,747	$1,636	$2,063

II. LOAN PORTFOLIO
The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans
(Dollars In Thousands)

	December 31,
	2021		2020		2019		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$172,518	6%	$240,554	9%	$150,660	6%	$136,890	6%	$129,249	7%
Commercial Real Estate	628,929	24%	571,787	22%	510,541	22%	484,562	22%	444,248	23%
Consumer	920,556	35%	859,768	33%	811,198	34%	719,510	33%	602,827	31%
Residential Real Estate	945,938	35%	922,921	36%	913,721	38%	855,253	39%	774,446	39%
Total Loans	2,667,941	100%	2,595,030	100%	2,386,120	100%	2,196,215	100%	1,950,770	100%
Allowance for Credit Losses	(27,281)		(29,232)		(21,187)		(20,196)		(18,586)
Total Loans, Net	$2,640,660		$2,565,798		$2,364,933		$2,176,019		$1,932,184

Commercial and Commercial Real Estate Loans: Substantially all commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers located in Arrow's regional markets. A portion of the loans in the commercial portfolio have variable rates tied to market indices, such as Prime, LIBOR or FHLBNY. Included within the commercial loan portfolio are PPP loans. In 2021, over $91 million of additional loans were funded to assist over 900 customers. Since the program's inception in 2020, over $234 million loans have been originated. As of December 31, 2021, over 80% of the loans originated have been forgiven with the majority of the remaining outstanding loans to be forgiven in 2022.
Consumer Loans: At December 31, 2021, consumer loans (primarily automobile loans originated through dealerships located primarily in upstate New York and Vermont) represented 35% of loans in the loan portfolio, and continue to be a significant component of Arrow's business. Consumer loan originations have remained strong in 2021, with origination volume for the last three years at $452.1 million, $386.4 million and $407.4 million for 2021, 2020 and 2019, respectively.
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
Residential Real Estate Loans: Residential real estate and home equity loans have represented the largest single segment of the loan portfolio (comprising approximately 35.5% of the entire portfolio at December 31, 2021), slightly higher than the consumer loan portfolio (34.5% of the portfolio) and the commercial and commercial real estate loans (30.0%). Gross originations for residential real estate loans (including refinancings of mortgage loans) were $244.5 million, $250.1 million and $164.7 million for the years 2021, 2020, and 2019, respectively.
During each of these years, gross origination totals have continued to grow as a result of historically low interest rates and strong demand for residential real estate. Arrow continues to sell portions of these originations in the secondary market. In 2021, sales amounted to $52.1 million, or 28.6%, of total originations, while retaining the mortgage servicing rights. Sales of originations amounted to $83.9 million for 2020 and $24.5 million for 2019 which represented 43.7% and 16.9%, respectively of the gross originations for those years. Sales decreased in 2021 as the result of the strategic decision to grow the residential loan portfolio. The rate at which mortgage loan originations are sold in future periods will depend on a variety of factors, including demand for residential mortgages in our operating markets, market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions.

The following table indicates the changing mix in the loan portfolio by including the quarterly average balances for the significant loan segments for the past five quarters.  The remaining quarter-by-quarter tables present the percentage of total loans represented by each category and the annualized yield of each category.

LOAN PORTFOLIO
Quarterly Average Loan Balances
(Dollars In Thousands)

	Quarters Ended
	12/31/2021	9/30/2021	6/30/2021	3/31/2021	12/31/2020
Commercial excluding PPP Loans	$127,346	$133,448	$120,297	$140,735	$129,622
PPP Loans	48,778	82,042	145,094	127,023	130,905
Commercial Real Estate	623,273	606,661	591,718	579,506	569,309
Consumer	921,376	903,869	884,986	860,954	856,903
Residential Real Estate	939,892	915,706	909,354	910,144	924,095
Total Loans	$2,660,665	$2,641,726	$2,651,449	$2,618,362	$2,610,834

Percentage of Total Quarterly Average Loans

	Quarters Ended
	12/31/2021	9/30/2021	6/30/2021	3/31/2021	12/31/2020
Commercial excluding PPP Loans	4.8%	5.0%	4.5%	5.3%	5.0%
PPP Loans	1.8%	3.1%	5.5%	4.9%	5.0%
Commercial Real Estate	23.4%	23.0%	22.3%	22.1%	21.8%
Consumer	34.6%	34.2%	33.4%	32.9%	32.8%
Residential Real Estate	35.4%	34.7%	34.3%	34.8%	35.4%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarters Ended
	12/31/2021	9/30/2021	6/30/2021	3/31/2021	12/31/2020
Commercial (total portfolio)	3.97%	4.81%	6.35%	4.17%	4.50%
Commercial excluding PPP loans	3.83%	3.91%	3.89%	3.91%	3.99%
Commercial Real Estate	3.78%	3.80%	3.80%	3.81%	3.84%
Consumer	3.87%	3.93%	3.92%	3.94%	3.95%
Residential Real Estate	3.73%	3.76%	3.77%	3.79%	3.83%
Total Loans - QTD Average	3.82%	4.08%	4.04%	3.90%	3.94%

The average yield on the loan portfolio decreased from 3.94% for the fourth quarter of 2020 to 3.82% for the fourth quarter of 2021. Historically low interest rates prevailed for much of 2021, which impacted new loan yields for both fixed and variable rate loans. PPP loans generated $7.8 million in revenue. The majority of PPP revenue, over $6.7 million, is the result of fees received, many accelerated due to over 80% of the PPP loan portfolio forgiven as of December 31, 2021. Residential real estate yields declined in each of the five quarters presented consistent with overall market behavior as well as the effect of variable home equity loans.

Loan Deferrals Related to COVID-19 Pandemic
In the following tables, loans deferred by industry sector as the result of the COVID-19 pandemic are presented and compared to total loans by sector as of December 31, 2021 and December 31, 2020. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings. Arrow originated $142.7 million of PPP loans in 2020 and $91.5 million PPP loans in 2021. These loans are included in the loan balances by sector as listed below, however, these loans are not considered deferred as the result of the COVID-19 pandemic.

COVID-19 Deferrals by Loan Category at December 31, 2021 (Dollars In Thousands)

	Balances by Sector		Deferrals
	Total	% of Total Loans	Balance	% of Loan Segment	% of Total Loans
Commercial and Commercial Real Estate Loans:
Lessors of Non-Residential Real Estate	$187,860	7.0%	$—	—%	—%
Lessors of Residential Real Estate	146,214	5.5%	—	—%	—%
Health Care and Social Assistance	105,849	4.0%	—	—%	—%
Hotels and Motels	99,181	3.7%	3,303	0.4%	0.1%
Arts/Recreation/Restaurants/Vacation Camps	42,720	1.6%	—	—%	—%
Retail	31,256	1.2%	—	—%	—%
Construction & Related	17,913	0.7%	—	—%	—%
Other	170,454	6.3%	—	—%	—%
Total Commercial and Commercial Real Estate Loans	801,447	30.0%	3,303	0.4%	0.1%

Consumer Loans	920,556	34.5%	656	0.1%	—%

Residential Real Estate Loans	945,938	35.5%	—	—%	—%

Total Loans	$2,667,941		$3,959		0.1%

COVID-19 Deferrals by Loan Category at December 31, 2020 (Dollars In Thousands)

	Balances by Sector		Deferrals
	Total	% of Total Loans	Balance	% of Loan Segment	% of Total Loans
Commercial and Commercial Real Estate Loans:
Lessors of Non-Residential Real Estate	$157,680	6.1%	$120	—%	—%
Lessors of Residential Real Estate	127,156	4.9%	—	—%	—%
Health Care and Social Assistance	113,242	4.4%	—	—%	—%
Hotels and Motels	108,508	4.2%	2,722	0.3%	0.1%
Arts/Recreation/Restaurants/Vacation Camps	48,173	1.9%	94	—%	—%
Retail	42,955	1.7%	—	—%	—%
Construction & Related	28,466	1.1%	—	—%	—%
Other	186,161	7.2%	3,594	0.3%	0.1%
Total Commercial and Commercial Real Estate Loans	812,341	31.3%	6,530	0.6%	0.2%

Consumer Loans	859,768	33.1%	2,103	0.2%	0.1%

Residential Real Estate Loans	922,921	35.6%	6,660	0.7%	0.3%

Total Loans	$2,595,030		$15,293		0.6%

PPP Loans
Arrow originated over $234.2 million of PPP loans in 2020 and 2021. The PPP loans have an interest rate of 1% and Arrow expects to earn approximately $9.7 million in fees related to the origination of these loans. The original term on the PPP loans is two years, however the borrower will have the option to apply for forgiveness. Subsequent to the funding of the loans, additional guidance was provided that the term of the loan may be extended to five years if both parties agree to the revised terms. Arrow will recognize the fees earned over the life of the loan and will accelerate recognition of the fees if the loan is forgiven by the Small Business Administration. Arrow expects the majority of the loans to be forgiven by the end of 2022.

Outstanding PPP Loans (Dollars In Thousands)
	Years Ended December 31,

	2021	2020
Beginning Balance	$114,630	$—
PPP Loans Funded	91,511	142,685
PPP Loans Forgiven	(162,492)	(28,055)
Ending PPP Loans	$43,649	$114,630

Income Earned on PPP Loans (Dollars In Thousands)
	Years Ended December 31,

	2021	2020
Interest Earned	$1,067	$977
Fees Recognized	6,744	1,647
Income Earned on PPP Loans	$7,811	$2,624

The following table indicates the respective maturities and interest rate structure of commercial loans and commercial real estate construction loans at December 31, 2021.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  Most of the commercial construction loans are made with a commitment for permanent financing, whether extended by us or unrelated third parties.  The maturity distribution below reflects the final maturity of the permanent financing.

b. Maturities and Sensitivities of Loans to Changes in Interest Rates
(Dollars in Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial	$21,862	$107,137	$43,519	$172,518
Commercial Real Estate - Construction	11,056	17,203	37,548	65,807
Total	$32,918	$124,340	$81,067	$238,325

Fixed Interest Rates	$5,101	$89,935	$53,623	$148,659
Variable Interest Rates	27,817	34,405	27,444	89,666
Total	$32,918	$124,340	$81,067	$238,325

COMMITMENTS AND LINES OF CREDIT
Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not funded at that time.  As of December 31, 2021, the total contingent liability for standby letters of credit amounted to $3.2 million.  In addition to these instruments, there are lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time-to-time. Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 2021, outstanding unfunded loan commitments in the aggregate amount were approximately $402.3 million compared to $399.9 million at December 31, 2020.

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans
The amounts of nonaccrual, past due and restructured loans at year-end for each of the past five years are presented in the table on page 34 under the heading "Summary of the Allowance and Provision for Credit Losses."
Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by management that the full repayment of principal and interest is unlikely. Unless already placed on nonaccrual status, loans secured by home equity lines of credit are put on nonaccrual status when 120 days past due and residential real estate loans are put on nonaccrual status when 150 days past due. Commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain. Under the Uniform Retail Credit Classification and Account Management Policy established by banking regulators, fixed-maturity consumer loans not secured by real estate must generally be charged-off no later than when 120 days past due. Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Arrow had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2021.  Loans past due 90 days or more and still accruing interest are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.
The balance of loans 30-89 days past due and still accruing interest totaled $12.2 million at December 31, 2021 and represented 0.46% of loans outstanding at that date, as compared to approximately $9.2 million, or 0.35% of loans outstanding at December 31, 2020. These non-current loans at December 31, 2021 were composed of approximately $9.3 million of consumer loans (principally indirect automobile loans), $2.7 million of residential real estate loans and $0.2 million of commercial and commercial real estate loans.
Arrow evaluates nonaccrual loans over $250 thousand and all troubled debt restructured loans individually for impairment.  All impaired loans are measured based on either (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral, less cost to sell, if the loan is collateral dependent.  Arrow determines impairment for collateralized loans based on the fair value of the collateral less estimated cost to sell. For other impaired loans, impairment is determined by comparing the recorded value of the loan to the present value of the expected cash flows, discounted at the loan's effective interest rate.  Arrow determines the interest income recognition method for impaired loans on a loan-by-loan basis.  Based upon the borrowers' payment histories and cash flow projections, interest recognition methods include full accrual or cash basis.  The method for measuring all other loans is described in detail in Notes 2, Summary of Significant Accounting Policies, and 5, Loans, to the Consolidated Financial Statements.

Note 5, Loans, to the Consolidated Financial Statements contains detailed information on modified loans and impaired loans.

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
Periodically, Arrow reviews the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower may jeopardize loan repayment and result in a non-performing loan.  In the credit monitoring program, Arrow treats loans that are classified as substandard but continue to accrue interest as potential problem loans.  At December 31, 2021, Arrow identified 56 commercial loans totaling $37.5 million as potential problem loans.  At December 31, 2020, Arrow identified 47 commercial loans totaling $38.1 million as potential problem loans.  For these loans, although positive factors such as payment history, value of supporting collateral, and/or personal or government guarantees led Arrow to conclude that accounting for them as non-performing at year-end was not warranted, other factors, specifically, certain risk factors related to the loan or the borrower justified concerns that they may become nonperforming at some point in the future.

3. Foreign Outstandings - None

4. Loan Concentrations
The loan portfolio is well diversified.  There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section C.II.a. of this Item 7, beginning on page 41.  For further discussion, see Note 1, Risks and Uncertainties, to the Consolidated Financial Statements.

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

Distribution of OREO and Repossessed Assets (Dollars In Thousands)	December 31,
	2021	2020	2019	2018	2017
Single Family 1 - 4 Units	$—	$—	$187	$47	$523
Commercial Real Estate	—	—	935	1,083	1,215
Other Real Estate Owned, Net	—	—	1,122	1,130	1,738
Repossessed Assets	126	155	139	130	109
Total OREO and Repossessed Assets	$126	$155	$1,261	$1,260	$1,847

The following table summarizes changes in the net carrying amount of OREO and the number of properties for each of the periods presented.

Schedule of Changes in OREO (Dollars In Thousands)	2021	2020	2019	2018	2017
Balance at Beginning of Year	$—	$1,122	$1,130	$1,738	$1,585
Properties Acquired Through Foreclosure	99	—	544	47	778
Gain of Sale of OREO properties	—	192	—	—	—
Subsequent Write-downs to Fair Value	(19)	—	(244)	(195)	(160)
Sales	(80)	(1,314)	(308)	(460)	(465)
Balance at End of Year	$—	$—	$1,122	$1,130	$1,738
Number of Properties, Beginning of Year	—	3	3	6	5
Properties Acquired During the Year	1	—	2	1	4
Properties Sold During the Year	(1)	(3)	(2)	(4)	(3)
Number of Properties, End of Year	—	—	3	3	6

III. SUMMARY OF CREDIT LOSS EXPERIENCE
The information required in this section is presented in the discussion of the "Provision for Credit Losses and Allowance for Credit Losses" in Part II Item 7, Section B.II. beginning on page 34 of this Report, including:
•Charge-offs and Recoveries by loan type
•Factors that led to the amount of the Provision for Credit Losses
•Allocation of the Allowance for Credit Losses by loan type

The percent of loans in each loan category is presented in the table of loan types in the preceding section on page 41 of this Report.

IV. DEPOSITS
The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES
(Dollars In Thousands)

	Years Ended
	12/31/2021		12/31/2020		12/31/2019
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$767,671	—%	$613,408	—%	$472,517	—%
Interest-Bearing Checking Accounts	926,875	0.08%	772,000	0.17%	727,857	0.27%
Savings Deposits	1,496,906	0.13%	1,258,154	0.40%	910,840	0.92%
Time Deposits of $250,000 or More	87,033	0.30%	124,601	1.18%	95,932	2.01%
Other Time Deposits	141,677	0.45%	223,111	1.25%	259,636	1.63%
Total Deposits	$3,420,162	0.10%	$2,991,274	0.36%	$2,466,782	0.67%

Average total deposit balances increased by $428.9 million, or 14.3% in 2021, mainly in the demand deposit, checking and savings deposit categories.
Arrow used reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $529.8 million and $404.2 million at December 31, 2021 and 2020, respectively.

The following tables presents the quarterly average balance by deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO
Quarterly Average Deposit Balances
(Dollars In Thousands)

	Quarters Ended
	12/31/2021	9/30/2021	6/30/2021	3/31/2021	12/31/2020
Demand Deposits	$819,624	$802,837	$748,267	$698,234	$676,490
Interest-Bearing Checking Accounts	998,398	923,002	924,651	859,972	874,314
Savings Deposits	1,562,318	1,496,938	1,481,232	1,435,555	1,407,837
Time Deposits of $250,000 or More	71,965	71,435	95,673	109,644	115,492
Other Time Deposits	138,461	141,721	145,448	151,410	182,105
Total Deposits	$3,590,766	$3,435,933	$3,395,271	$3,254,815	$3,256,238

	Quarters Ended
	12/31/2021	9/30/2021	6/30/2021	3/31/2021	12/31/2020
Non-Municipal Deposits	$2,629,553	$2,590,678	$2,510,021	$2,445,119	$2,404,363
Municipal Deposits	961,213	845,255	885,250	809,696	851,875
Total Deposits	$3,590,766	$3,435,933	$3,395,271	$3,254,815	$3,256,238

The quarterly average balances of both noninterest-bearing deposits and interest-bearing checking and savings accounts have increased significantly in the previous five quarters. Time deposits, over $250,000 as well as other time deposits, have decreased over the same period.
In general, there is a seasonal pattern to municipal deposits which dip to a low point in August each year.  Account balances tend to increase throughout the fall and into early winter from tax deposits, flatten out after the beginning of the ensuing calendar year, and increase again at the end of March from the electronic deposit of NYS Aid payments to school districts.  In addition to seasonal behavior, the overall level of municipal deposit balances has been impacted by the American Rescue Plan and other COVID-19 pandemic response stimulus.

The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits	Quarters Ended
	12/31/2021	9/30/2021	6/30/2021	3/31/2021	12/31/2020
Demand Deposits	22.8%	23.4%	22.0%	21.5%	20.8%
Interest-Bearing Checking Accounts	27.8%	26.9%	27.2%	26.4%	27.0%
Savings Deposits	43.5%	43.5%	43.7%	44.0%	43.1%
Time Deposits of $250,000 or More	2.0%	2.1%	2.8%	3.4%	3.5%
Other Time Deposits	3.9%	4.1%	4.3%	4.7%	5.6%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

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

The total quarterly interest cost of deposits, by type of deposit and in total, for each of the most recent five quarters is set forth in the table below:

Quarterly Cost of Deposits	Quarters Ended
	12/31/2021	9/30/2021	6/30/2021	3/31/2021	12/31/2020
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.07%	0.07%	0.08%	0.10%	0.11%
Savings Deposits	0.10%	0.11%	0.14%	0.16%	0.18%
Time Deposits of $250,000 or More	0.18%	0.22%	0.29%	0.44%	0.70%
Other Time Deposits	0.35%	0.37%	0.43%	0.59%	0.92%
Total Deposits	0.08%	0.09%	0.11%	0.14%	0.18%

Throughout 2021, the total cost of deposits continued to decrease. Short-term market rates, which began to decline prior to the COVID-19 pandemic, reached historic lows in 2020 and remained low for 2021. Short term interest rates, heavily impacted by Federal Reserve monetary policy, are likely to increase in 2022. Arrow is well positioned for a variety of rate environments.

    The maturities of time deposits of $250,000 or more at December 31, 2021 are presented below.  (Dollars In Thousands)

Maturing in:
Under Three Months	$47,947
Three to Six Months	22,068
Six to Twelve Months	7,348
2023	2,579
2024	754
2025	301
2026	637
Later	1,177
Total	$82,811

V. SHORT-TERM BORROWINGS (Dollars in Thousands)

	12/31/2021	12/31/2020	12/31/2019
Overnight Advances from the FHLBNY, Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:
Balance at December 31	$—	$17,486	$181,099
Maximum Month-End Balance	15,798	73,949	268,805
Average Balance During the Year	4,768	57,929	191,256
Average Rate During the Year	0.06%	0.43%	1.80%
Rate at December 31	N/A	0.07%	1.35%

D. LIQUIDITY
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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $559.3 million at year-end 2021, an increase of $194.0 million from the year-end 2020 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at December 31, 2021 of $430.7 million compared to $338.9 million at December 31, 2020.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $52 million which were not drawn on in 2021. No advances were outstanding at December 31, 2021.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At December 31, 2021, Arrow had outstanding collateralized obligations with the FHLBNY of $45 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $734 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At December 31, 2021, there were no outstanding brokered deposits. Arrow paid down $45 million in brokered deposits in 2021. In addition, Arrow's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At December 31, 2021, the amount available under this facility was approximately $594 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At December 31, 2021, Arrow's basic liquidity ratio, including FHLBNY collateralized borrowing capacity, was 33.1% of total assets, or $1.17 billion in excess of Arrow's internally-set minimum target ratio of 4%.
Arrow did not experience any liquidity constraints in 2021 and did not experience any such constraints in recent prior years. Arrow has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

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
The table below sets forth the various capital ratios achieved by Arrow and its subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2021, as determined under the bank regulatory capital standards in effect on that date, as well as the minimum levels for such capital ratios that bank holding companies and banks are required to maintain under the Capital Rules (not including the "capital conservation buffer"). As demonstrated in the table, all of Arrow's and the banks' capital ratios at year-end were well in excess of the minimum required levels for such ratios, as established by the regulators. (See Item 1, Section C, under "Regulatory Capital Standards" and Item 8, Note 19 in the Notes to Consolidated Financial Statements, for

information regarding the "capital conservation buffer.") In addition, on December 31, 2021, Arrow and each of the banks qualified as "well-capitalized", the highest capital classification category under the revised capital classification scheme recently established by the federal bank regulators, that was in effect on that date.

Capital Ratios:	Arrow	GFNB	SNB	Minimum Required Ratio
Tier 1 Leverage Ratio	9.2%	8.6%	9.8%	4.0%
Common Equity Tier 1 Capital Ratio	13.8%	14.1%	13.9%	4.5%
Tier 1 Risk-Based Capital Ratio	14.6%	14.1%	13.9%	6.0%
Total Risk-Based Capital Ratio	15.7%	15.1%	15.2%	8.0%
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
The CBLR final rule became effective as of January 1, 2020, and Arrow and both subsidiary banks have opted out of utilizing the CBLR framework. Therefore, the Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow and both subsidiary banks.

Stockholders' Equity at Year-end 2021: Total stockholders' equity was $371.2 million at December 31, 2021, an increase of $36.8 million, or 11.0%, from 2020. The increase in total stockholders' equity during 2021 is related to $49.9 million of net income for the year, plus $2.78 million of equity related to various stock-based compensation plans, plus $1.8 million of equity resulting from the dividend reinvestment plan, plus cumulative impact of adoption of ASU 2016-13 of $120 thousand and other comprehensive income of $1.2 million offset by cash dividends of $16.3 million and repurchases of common stock of $2.7 million.

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

Dividends: The source of funds for the payment by Arrow of cash dividends to stockholders consists primarily of dividends declared and paid to it by its bank subsidiaries.  In addition to legal and regulatory limitations on payments of dividends by Arrow (i.e., the need to maintain adequate regulatory capital), there are also legal and regulatory limitations applicable to the payment of dividends by the bank subsidiaries to Arrow.  As of December 31, 2021, under the statutory limitations in national banking law, the maximum amount that could have been paid by the bank subsidiaries to Arrow, without special regulatory approval, was approximately $82.7 million  The ability of Arrow and its banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.
See Part II, Item 5, "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a recent history of its cash dividend payments.

Stock Repurchase Program: In January 2021, the Board of Directors approved a $5.0 million stock repurchase program. effective January 27, 2021, under which management was authorized, in its discretion, to cause Arrow to repurchase up to $5 million of shares of Arrow's common stock from January 27, 2021 through December 31, 2021, in the open market or in privately negotiated transactions, to the extent management believed the Company's stock was reasonably priced and such repurchases appeared to be an attractive use of available capital and in the best interests of its shareholders. This 2021 program replaced a similar repurchase program which was in effect for the 2020 calendar year (the 2020 program), which also authorized the repurchase of up to $5.0 million of shares of Arrow's common stock. As of December 31, 2021 approximately $1.5 million had been used under the 2021 program to repurchase Arrow shares. This total does not include approximately $2.7 million of Arrow's Common Stock that the Company repurchased during 2021 other than through its repurchase program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock. The 2021 program expired on December 31, 2021. A similar 2022 program, allowing for stock repurchases of up to $5 million for calendar year 2022 was approved by the Board of Directors in October 2021.

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
In 2021 and 2020, Arrow entered into interest rate swap agreements with its commercial customers to provide them with a long-term fixed rate, while simultaneously Arrow entered into offsetting interest rate swap agreements with a counterparty to swap the fixed rate to a variable rate to manage interest rate exposure. In 2020, Arrow entered into two interest rate swap agreements to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities.
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

G. CONTRACTUAL OBLIGATIONS (Dollars In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances [1]	$45,000	$5,000	$40,000	$—	$—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts [2]	20,000	—	—	—	20,000
Operating Lease Obligations [3]	8,502	1,216	1,753	1,325	4,208
Finance Lease Obligations [3]	8,798	243	492	531	7,532
Obligations under Retirement Plans [4]	41,594	3,721	8,696	8,615	20,562
Total	$123,894	$10,180	$50,941	$10,471	$52,302

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
3 See Note 18, Leases, to the Consolidated Financial Statements for additional information on Operating Lease Obligations.
4 See Note 13, Retirement Benefit Plans, to the Consolidated Financial Statements for additional information on Retirement Benefit Plans.

H. RECENTLY ISSUED ACCOUNTING STANDARDS

The following accounting standard has been issued and becomes effective for Arrow at a future date:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On January 7, 2021, the FASB issued ASU 2021-01, which refines the scope of ASC 848 and clarifies some of its guidance. The ASU and related amendments provide temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from the London Interbank Offered Rate (“LIBOR”) or other interbank offered rate on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022 and permits relief solely for reference rate reform actions and permits different elections over the effective date for legacy and new activity. Arrow is evaluating the impact of adopting the new guidance on the consolidated financial statements and does not expect it will have a material impact on the consolidated financial statements.

I. FOURTH QUARTER RESULTS
Arrow reported net income of $10.3 million for the fourth quarter of 2021, a decrease of $2.2 million, or 17.5%, from the net income of $12.5 million reported for the fourth quarter of 2020.  Diluted earnings per common share for the fourth quarter of 2021 were $0.63, down from $0.78 during the fourth quarter of 2020. The net change in earnings between the two quarters was primarily due to the following: (a) a $748 thousand increase in net interest income, (b) a $1.5 million decrease in noninterest income, (c) a $678 thousand decrease in the provision for credit losses, (d) a $2.7 million increase in noninterest expense with the largest increases in salaries, technology and legal expenses including $1.5 million in non-recurring litigation reserve expense, and (e) a $568 thousand decrease in the provision for income taxes.  The principal factors contributing to these quarter-to-quarter changes are included in the discussion of the year-to-year changes in net income set forth elsewhere in this Item 7, specifically, in Section B, "Results of Operations," above, as well as in Arrow's Current Report on Form 8-K, as filed with the SEC on January 27, 2022, incorporating by reference Arrow's earnings release for the year ended December 31, 2021.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION
(Dollars In Thousands, Except Per Share Amounts)

	For the Quarters Ended December 31,
	2021	2020
Interest and Dividend Income	$28,354	$28,372
Interest Expense	1,152	1,918
Net Interest Income	27,202	26,454
Provision for Credit Losses	558	1,236
Net Interest Income after Provision for Credit Losses	26,644	25,218
Noninterest Income	7,589	9,103
Noninterest Expense	20,860	18,192
Income Before Provision for Income Taxes	13,373	16,129
Provision for Income Taxes	3,064	3,634
Net Income	$10,309	$12,495
SHARE AND PER SHARE DATA:
Weighted Average Number of Shares Outstanding:
Basic	16,028	15,964
Diluted	16,091	15,981
Basic Earnings Per Common Share	$0.64	$0.78
Diluted Earnings Per Common Share	0.63	$0.78
Cash Dividends Per Common Share	0.260	0.252
AVERAGE BALANCES:
Assets	$4,060,540	$3,721,954
Earning Assets	3,894,287	3,550,415
Loans	2,660,665	2,610,834
Deposits	3,590,766	3,256,238
Stockholders’ Equity	364,409	331,899
SELECTED RATIOS (Annualized):
Return on Average Assets	1.01%	1.34%
Return on Average Equity	11.22%	14.98%
Net Interest Margin	2.77%	2.96%
Net Charge-offs to Average Loans	0.03%	0.07%
Provision for Credit Losses to Average Loans	0.08%	0.19%

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)
The following quarterly financial information for 2021 and 2020 is unaudited, but, in the opinion of management, fairly presents the results of Arrow.

SELECTED QUARTERLY FINANCIAL DATA
(Dollars In Thousands, Except Per Share Amounts)

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$27,694	$29,695	$29,807	$28,354
Net Interest Income	26,155	28,360	28,638	27,202
Provision for Credit Losses	(648)	263	99	558
Net (Loss) Gain on Securities	160	196	(106)	(139)
Income Before Provision for Income Taxes	16,733	17,488	16,810	13,373
Net Income	13,280	13,279	12,989	10,309
Basic Earnings Per Common Share	0.83	0.83	0.81	0.64
Diluted Earnings Per Common Share	0.83	0.83	0.81	0.63

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$28,226	$28,002	$27,296	$28,372
Net Interest Income	23,006	24,842	24,900	26,454
Provision for Loan Losses	2,772	3,040	2,271	1,236
Net Gain on Securities	(374)	(106)	(72)	88
Income Before Provision for Income Taxes	10,174	11,721	13,839	16,129
Net Income	8,127	9,159	11,046	12,495
Basic Earnings Per Common Share	0.51	0.58	0.69	0.78
Diluted Earnings Per Common Share	0.51	0.58	0.69	0.78

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
In addition to credit risk in the loan portfolio and liquidity risk, discussed earlier, Arrow's business activities also generate market risk.  Market risk is the possibility that changes in future market rates (interest rates) or prices (market value of financial instruments) will make Arrow's position (i.e. assets and operations) less valuable.  Arrow's primary market risk is interest rate volatility. The ongoing monitoring and management of interest rate risk is an important component of the asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management's Asset/Liability Committee ("ALCO").  In this capacity ALCO develops guidelines and strategies impacting the asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.
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
Arrow's standard simulation model applies a parallel shift in interest rates, ramped over a 12-month period, to capture the impact of changing interest rates on net interest income.  The results are compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates. Additional tools to monitor potential longer-term interest rate risk, including periodic stress testing involving hypothetical sudden and significant interest rate spikes, are also evaluated.
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

As of December 31, 2021:

	Change in Interest Rate		Policy Limit
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	0.83%	(1.88)%	(10.00)%
Calculated change in Net Interest Income - Year 2	5.11%	(10.26)%	(15.00)%

Historically, there has existed an inverse relationship between changes in prevailing rates and the Company's net interest income, suggesting that liabilities and sources of funds generally reprice more quickly than earning assets. In recent months, sharply higher cash balances and core deposits has contributed to a pronounced shift toward asset sensitivity. As the economy continues to recover from the COVID-19 pandemic, a reversal of this trend may, or may not, occur. When net interest income is simulated over a longer time frame, asset yields continue to reprice while the cost of funding reaches assumed ceilings or floors. Additionally, short-term interest rates as of December 31, 2021 are at historic lows, at or near zero. The results in the -100 basis points scenario effectively represents a flattening of the yield curve, with all rate terms dropping to zero, rather than a parallel shift in interest rates across the entire yield curve.
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

Item 8. Financial Statements and Supplementary Data
The following audited Consolidated Financial Statements and unaudited supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Arrow Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2021 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.

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

Allowance for Credit Losses – Loans evaluated on a collective basis

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL on loans) was $26.7 million of a total allowance for credit losses of $27.3 million as of December 31, 2021. The collective ACL on loans includes the measure of expected credit losses on a collective (pooled) basis for loan portfolio segments that share similar risk characteristics. The Company estimates the collective ACL on loans using relevant available information, from internal and external sources, related to past events, current conditions, and a single reasonable and supportable forecast. For all loan portfolio segments other than consumer, the Company uses a discounted cash flow methodology where the respective quantitative allowance for each segment is measured by comparing the net present value of expected cash flows projected using a probability of default (PD) and loss given default (LGD) modeling methodology to the amortized cost. The Company uses regression models to develop the PD and LGD, which are derived from historical credit loss experience for both the Company and segment-specific selected peers, that incorporate external economic forecasts for the economic factors over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts to long-term mean economic factors over a reversion period on a straight-line basis. Cash flows over the contractual term of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the effective interest rate. For the consumer loan segment the Company uses a vintage analysis model where the quantitative allowance for the loan segment is measured by applying the loss rate to the loan outstanding balance based on the loan’s vintage year. The loss rate is calculated based on the quarterly net charge-offs to outstanding loan balance for each vintage year over the lookback period. If estimated losses computed by the vintage method need to be adjusted based on current conditions and the reasonable and supportable economic forecast, these adjustments would be incorporated over a six quarter reasonable and supportable forecast period, reverting to historical losses using a straight-line method over an eight quarter period. For all loan portfolio segments, the Company applies additional qualitative adjustments, including the effects of limitations inherent in the quantitative models, so that the collective ACL is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.

We identified the assessment of the collective ACL on loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL on loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL on loans methodology, including the methods and models used to estimate (1) the PD and LGD and their significant assumptions including portfolio segmentation, the reasonable and supportable forecast period, the composition of the peer group and the period from which historical Company and peer experience was used, (2) the vintage model and the significant assumptions including portfolio segmentation, the length of the lookback period, and the need to adjust the estimated losses based on current conditions, (3) the expected prepayments assumption, and (4) the qualitative adjustments and their significant assumptions, including the effects of limitations inherent in the quantitative models. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD and Vintage models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL on loans estimate, including controls over the:

•development of the collective ACL on loans methodology
•development of the PD and LGD and Vintage models
•performance monitoring of the PD and LGD and Vintage models
•identification and determination of the expected prepayments assumption and the significant assumptions used in the PD and LGD and Vintage models
•development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments
•analysis of the collective ACL on loans results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL on loans estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ACL on loans methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance monitoring of the PD and LGD and Vintage models, by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the PD and LGD and Vintage models, by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the expected prepayments assumption by comparing to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•evaluating for all loan portfolio segments other than consumer, the length of the period from which historical Company and peer experience was used and the reasonable and supportable forecast period by comparing them to specific portfolio risk characteristics and trends
•evaluating for the consumer segment the length of the lookback period, and the need to adjust the estimated losses based on current conditions by comparing to the Company’s business environment and relevant industry practices
•assessing the composition of the peer group by comparing to Company and specific portfolio risk characteristics
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the collective ACL on loans compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL on loans by evaluating the:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1990.

Albany, New York
March 11, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Arrow Financial Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Arrow Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 11, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
Albany, New York
March 11, 2022

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands, Except Share and Per Share Amounts)

	December 31, 2021	December 31, 2020
ASSETS
Cash and Due From Banks	$26,978	$42,116
Interest-Bearing Deposits at Banks	430,718	338,875
Investment Securities:
Available-for-Sale	559,316	365,287
Held-to-Maturity (Approximate Fair Value of $201,292 at December 31, 2021, and $226,576 at December 31, 2020)	196,566	218,405
Equity Securities	1,747	1,636
Other Investments	5,380	5,349
Loans	2,667,941	2,595,030
Allowance for Credit Losses	(27,281)	(29,232)
Net Loans	2,640,660	2,565,798
Premises and Equipment, Net	46,217	42,612
Goodwill	21,873	21,873
Other Intangible Assets, Net	1,918	1,950
Other Assets	96,579	84,735
Total Assets	$4,027,952	$3,688,636
LIABILITIES
Noninterest-Bearing Deposits	$810,274	$701,341
Interest-Bearing Checking Accounts	994,391	832,434
Savings Deposits	1,531,287	1,423,358
Time Deposits over $250,000	82,811	123,622
Other Time Deposits	131,734	153,971
Total Deposits	3,550,497	3,234,726
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	—	17,486
Federal Home Loan Bank Term Advances	45,000	45,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Finance Leases	5,169	5,217
Other Liabilities	36,100	31,815
Total Liabilities	3,656,766	3,354,244
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value, 1,000,000 Shares Authorized	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (20,800,144 Shares Issued at December 31, 2021, and 20,194,474 Shares Issued at December 31, 2020)	20,800	20,194
Additional Paid-in Capital	377,996	353,662
Retained Earnings	54,078	41,899
Accumulated Other Comprehensive Loss	347	(816)
Treasury Stock, at Cost (4,759,414 Shares at December 31, 2021, and 4,678,736 Shares at December 31, 2020)	(82,035)	(80,547)
Total Stockholders’ Equity	371,186	334,392
Total Liabilities and Stockholders’ Equity	$4,027,952	$3,688,636

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2021	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$104,985	$100,492	$95,467
Interest on Deposits at Banks	565	321	722
Interest and Dividends on Investment Securities:
Fully Taxable	6,487	7,131	8,883
Exempt from Federal Taxes	3,513	3,952	4,687
Total Interest and Dividend Income	115,550	111,896	109,759
INTEREST EXPENSE
Interest-Bearing Checking Accounts	731	1,292	1,985
Savings Deposits	1,904	5,090	8,399
Time Deposits over $250,000	261	1,465	1,932
Other Time Deposits	632	2,782	4,224
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	3	60	100
Federal Home Loan Bank Advances	783	1,063	3,952
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	686	746	1,019
Interest on Financing Leases	195	196	99
Total Interest Expense	5,195	12,694	21,710
NET INTEREST INCOME	110,355	99,202	88,049
Provision for Credit Losses	272	9,319	2,079
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	110,083	89,883	85,970
NONINTEREST INCOME
Income From Fiduciary Activities	10,142	8,890	8,809
Fees for Other Services to Customers	11,462	10,003	10,176
Insurance Commissions	6,487	6,876	7,182
Net Gain (Loss) on Securities	111	(464)	289
Net Gain on Sales of Loans	2,393	3,889	622
Other Operating Income	1,774	3,464	1,477
Total Noninterest Income	32,369	32,658	28,555
NONINTEREST EXPENSE
Salaries and Employee Benefits	44,798	42,061	38,402
Occupancy Expenses, Net	5,814	5,614	5,407
Technology and Equipment Expense	14,870	12,976	13,054
FDIC Assessments	1,042	1,063	157
Other Operating Expense	11,524	8,964	10,430
Total Noninterest Expense	78,048	70,678	67,450
INCOME BEFORE PROVISION FOR INCOME TAXES	64,404	51,863	47,075
Provision for Income Taxes	14,547	11,036	9,600
NET INCOME	$49,857	$40,827	$37,475
Average Shares Outstanding:
Basic	16,018	15,929	15,849
Diluted	16,073	15,944	15,896
Per Common Share:
Basic Earnings	$3.11	$2.56	$2.36
Diluted Earnings	3.10	2.56	2.36

Share and Per Share Amounts have been restated for the September 24, 2021 3% stock dividend.
See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars In Thousands)

	Years Ended December 31,
	2021	2020	2019
Net Income	$49,857	$40,827	$37,475
Other Comprehensive Income, Net of Tax:
Unrealized Net Securities Holding (Losses) Gains Arising During the Year	(6,413)	5,306	4,162
Reclassification Adjustment for Net Securities Losses Arising During the Year	—	28	—
Net Unrealized Gains on Cash Flow Hedge Agreements	929	485	—
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(94)	—	—
Net Retirement Plan Gain (Loss)	6,500	(251)	2,614
Net Retirement Plan Prior Service Cost	—	(353)	—
Amortization of Net Retirement Plan Actuarial Loss	68	169	510
Amortization of Net Retirement Plan Prior Service Cost	173	157	167
Other Comprehensive Income	1,163	5,541	7,453
Comprehensive Income	$51,020	$46,368	$44,928

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo- cated ESOP Shares	Accumu- lated Other Compre- hensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2018	$19,035	$314,533	$29,257	$(100)	$(13,810)	$(79,331)	$269,584
Net Income	—	—	37,475	—	—	—	37,475
Other Comprehensive Income	—	—	—	—	7,453	—	7,453
3% Stock Dividend (570,884 Shares)	571	17,737	(18,308)	—	—	—	—
Cash Dividends Paid, $0.96 per Share[1]	—	—	(15,206)	—	—	—	(15,206)
Shares Issued for Stock Option Exercises, net (84,216 Shares)	—	877	—	—	—	915	1,792
Shares Issued Under the Directors' Stock Plan (7,580 Shares)	—	177	—	—	—	81	258
Shares Issued Under the Employee Stock Purchase Plan (15,379 Shares)	—	328	—	—	—	165	493
Shares Issued for Dividend Reinvestment Plans (51,191 Shares)	—	1,232	—	—	—	545	1,777
Stock-Based Compensation Expense	—	391	—	—	—	—	391
Purchase of Treasury Stock (73,495 Shares)	—	—	—	—	—	(2,469)	(2,469)
Allocation of ESOP Stock (5,151 Shares)	—	80	—	100	—	—	180
Balance at December 31, 2019	19,606	335,355	33,218	—	(6,357)	(80,094)	301,728

Balance at December 31, 2019	$19,606	$335,355	$33,218	$—	$(6,357)	$(80,094)	$301,728
Net Income	—	—	40,827	—	—	—	40,827
Other Comprehensive Income	—	—	—	—	5,541	—	5,541
3% Stock Dividend (588,025 Shares)	588	15,818	(16,406)	—	—	—	—
Cash Dividends Paid, $0.99 per Share[1]	—	—	(15,740)	—	—	—	(15,740)
Shares Issued for Stock Option Exercises, net (33,112 Shares)	—	433	—	—	—	315	748
Shares Issued Under the Directors' Stock Plan (4,245 Shares)	—	83	—	—	—	42	125
Shares Issued Under the Employee Stock Purchase Plan (18,286 Shares)	—	339	—	—	—	174	513
Shares Issued for Dividend Reinvestment Plans (63,425 Shares)	—	1,214	—	—	—	594	1,808
Stock-Based Compensation Expense	—	420	—	—	—	—	420
Purchase of Treasury Stock (52,505 Shares)	—	—	—	—	—	(1,578)	(1,578)
Balance at December 31, 2020	$20,194	$353,662	$41,899	$—	$(816)	$(80,547)	$334,392

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo- cated ESOP Shares	Accumu- lated Other Compre- hensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2020	$20,194	$353,662	$41,899	$—	$(816)	$(80,547)	$334,392
Cumulative impact of adoption of ASU 2016-13			120				120
Balance at January 1, 2021 as adjusted for impact of adoption of ASU 2016-13	20,194	353,662	42,019	—	(816)	(80,547)	334,512
Net Income	—	—	49,857	—	—	—	49,857
Other Comprehensive Income	—	—	—	—	1,163	—	1,163
3% Stock Dividend (605,670 Shares)[2]	606	20,896	(21,502)	—	—	—	—
Cash Dividends Paid, $1.02 per Share[1]	—	—	(16,296)	—	—	—	(16,296)
Shares Issued for Stock Option Exercises, net (54,757 Shares)	—	1,016	—	—	—	489	1,505
Shares Issued Under the Directors' Stock Plan (11,051 Shares)	—	278	—	—	—	98	376
Shares Issued Under the Employee Stock Purchase Plan (14,903 Shares)	—	350	—	—	—	131	481
Shares Issued for Dividend Reinvestment Plans (51,403 Shares)	—	1,380	—	—	—	456	1,836
Stock-Based Compensation Expense	—	414	—	—	—	—	414
Purchase of Treasury Stock (73,555 Shares)	—	—	—	—	—	(2,662)	(2,662)
Balance at December 31, 2021	$20,800	$377,996	$54,078	$—	$347	$(82,035)	$371,186
1 Cash dividends paid per share have been adjusted for the September 24, 2021 3% stock dividend.
2 Included in the shares issued for the 3% stock dividend in 2021 were treasury shares of 139,237

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	December 31,
Cash Flows from Operating Activities:	2021	2020	2019
Net Income	$49,857	$40,827	$37,475
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	272	9,319	2,079
Depreciation and Amortization	7,826	6,867	5,503
Allocation of ESOP Stock	—	—	180
Loss on the Sale of Securities Available-for-Sale	—	37	—
Net (Gain) Loss on Equity Securities	(111)	427	(289)
Loans Originated and Held-for-Sale	(48,720)	(94,773)	(23,850)
Proceeds from the Sale of Loans Held-for-Sale	61,044	87,729	24,538
Net Gains on the Sale of Loans	(2,393)	(3,889)	(622)
Net Gains (Losses) on the Sale or Write-down of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	277	(161)	882
Contributions to Pension & Postretirement Plans	(622)	(673)	(675)
Deferred Income Tax Expense (Benefit)	945	(2,240)	344
Shares Issued Under the Directors’ Stock Plan	376	125	258
Stock-Based Compensation Expense	414	420	391
Tax Benefit from Exercise of Stock Options	69	52	227
Net Increase in Other Assets	(5,065)	(2,339)	(12,527)
Net Increase in Other Liabilities	4,037	586	10,030
Net Cash Provided By Operating Activities	68,206	42,314	43,944
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	—	65,273	—
Proceeds from the Maturities and Calls of Securities Available-for-Sale	118,330	104,941	96,058
Purchases of Securities Available-for-Sale	(323,372)	(173,234)	(131,348)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	30,561	33,896	41,607
Purchases of Securities Held-to-Maturity	(9,377)	(7,953)	(4,003)
Net Increase in Loans	(85,123)	(200,554)	(193,460)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,547	2,478	1,511
Purchase of Premises and Equipment	(7,137)	(5,132)	(7,785)
Net (Increase) Decrease in Federal Home Loan Bank Stock	(31)	4,968	5,189
Purchase of Bank Owned Life Insurance	—	(12,000)	—
Net Cash Used In Investing Activities	(274,602)	(187,317)	(192,231)
Cash Flows from Financing Activities:
Net Increase in Deposits	315,771	618,672	270,470
Net Decrease in Short-Term Federal Home Loan Bank Borrowings	—	(130,000)	(104,000)
Net Decrease in Short-Term Borrowings	(17,486)	(33,613)	(3,560)
Federal Home Loan Bank Advances	—	45,000	—
Finance Lease Payments	(48)	(37)	(28)
Repayments of Federal Home Loan Bank Advances	—	(30,000)	(15,000)
Purchase of Treasury Stock	(2,662)	(1,578)	(2,469)
Shares Issued for Stock Option Exercises, net	1,505	748	1,792
Shares Issued Under the Employee Stock Purchase Plan	481	513	493
Shares Issued for Dividend Reinvestment Plans	1,836	1,808	1,777
Cash Dividends Paid	(16,296)	(15,740)	(15,206)
Net Cash Provided By Financing Activities	283,101	455,773	134,269
Net Increase (Decrease) in Cash and Cash Equivalents	76,705	310,770	(14,018)
Cash and Cash Equivalents at Beginning of Year	380,991	70,221	84,239
Cash and Cash Equivalents at End of Year	$457,696	$380,991	$70,221

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$5,373	$13,799	$20,843
Income Taxes	14,760	10,969	9,931
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,358	1,000	1,810

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
Arrow determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Arrow consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIE) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when Arrow has both the power and ability to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Arrow's wholly owned subsidiaries Arrow Capital Statutory Trust II and Arrow Capital Statutory Trust III are VIEs for which Arrow is not the primary beneficiary. Accordingly, the accounts of these entities are not included in Arrow's Consolidated Financial Statements.

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

Securities - Management determines the appropriate classification of securities at the time of purchase.  Securities reported as held-to-maturity are those debt securities which Arrow has both the positive intent and ability to hold to maturity and are stated at amortized cost.  Securities available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income or loss, net of taxes. Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. Arrow performs a qualitative assessment to determine whether investments are impaired.
Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on securities sold are derived using the specific identification method for determining the cost of securities sold.

Allowance for Credit Losses – Held to Maturity (HTM) Debt Securities - Arrow's HTM debt securities are also required to utilize the CECL approach to estimate expected credit losses. Management measures expected credit losses on HTM debt securities on a collective basis by major security types that share similar risk characteristics, such as financial asset type and collateral type adjusted for current conditions and reasonable and supportable forecasts. Management classifies the HTM portfolio into the following major security types: U.S. government agency or U.S. government sponsored mortgage-backed and collateralized mortgage obligations securities, and state and municipal debt securities.
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

Allowance for Credit Losses – Available for Sale (AFS) Debt Securities - The impairment model for AFS debt securities differs from the CECL approach utilized by HTM debt securities since AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Bank first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, in making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, failure of the issuer of the debt security to make scheduled interest or principal payments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. The cash flows are estimated using information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
Investments in Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stock are required for membership in those organizations and are carried at cost since there is no market value available. The FHLB New York continues to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of Federal Reserve Bank and FHLB stock.

Loans - Loans are reported at their principal outstanding balance, net of deferred fees and costs, and unearned income. Arrow has the intent and ability to hold to maturity. Interest income on loans is accrued and credited to income based upon the principal amount outstanding.  Loan fees and costs directly associated with loan originations are deferred and amortized/accreted as an adjustment to yield over the lives of the loans originated.
Arrow originated loans to commercial borrowers under the PPP during 2020 and 2021. PPP loans have an interest rate of 1% and include an origination and servicing fee as a result of originating these loans. The original term on the PPP loans is two years, however the borrower will have the option to apply for forgiveness. Subsequent to the funding of the loans, additional guidance was provided permitting the term of a PPP loan to be extended to five years if both parties agree to the revised terms. Arrow is recognizing the fees earned over the life of the loan and will accelerate recognition of the fees if the loan is forgiven by the Small Business Administration.
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

Allowance for Credit Losses – Loans - CECL - Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaces the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable that a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Credit losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.
Management estimates the allowance using relevant available information from internal and external sources related to past events, current conditions, and a reasonable and supportable single economic forecast. Historical credit loss experience provides the basis for the estimation of expected credit losses. Arrow's historical loss experience was supplemented with peer information when there was insufficient loss data for Arrow. Peer selection was based on a review of institutions with comparable loss experience as well as loan yield, bank size, portfolio concentration and geography. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in credit concentrations, delinquency level, collateral values and underwriting standards as well as changes in economic conditions or other relevant factors. Management judgment is required at each point in the measurement process.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Upon adoption of CECL, management revised the manner in which loans were pooled for similar risk characteristics. Management developed portfolio segments for estimating loss based on type of borrower and collateral as follows:

Commercial Loans
Commercial Real Estate Loans
Consumer Loans
Residential Loans

Further details related to loan portfolio segments is included in Note 5 Loans.
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
For the loan segments utilizing the DCF method, (commercial, commercial real estate, and residential) management utilizes externally developed economic forecast of the following economic factors as loss drivers: national unemployment, gross domestic product and home price index (HPI). The economic forecast is applied over a reasonable and supportable forecast period. Arrow utilizes a six quarter reasonable and supportable forecast period with an eight quarter reversion to the historic mean on a straight-line basis.
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
Arrow uses the vintage analysis method to estimate expected credit losses for the consumer loan segment. The vintage method was selected since the loans within the consumer loan segment are homogeneous, not just by risk characteristic, but by loan structure. Under the vintage analysis method, a loss rate is calculated based on the quarterly net charge-offs to the outstanding loan balance for each vintage year over the lookback period. Once this periodic loss rate is calculated for each quarter in the lookback period, the periodic rates are averaged into the loss rate. The loss rate is then applied to the outstanding loan balances based on the loan's vintage year. Arrow maintains, over the life of the loan, the loss curve by vintage year. If estimated losses computed by the vintage method need to be adjusted based on current conditions and the reasonable and supportable economic forecast, these adjustments would be incorporated over a six quarter reasonable and supportable forecast period, reverting to historical losses using a straight-line method over an eight quarter period. Based on current conditions and the reasonable and supportable economic forecast, no adjustments are currently required.
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

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities - Arrow estimates expected credit losses over the contractual period in which Arrow has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by Arrow. The allowance for credit losses on off-balance sheet credit exposures recognized in other liabilities, is adjusted as an expense in other noninterest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. Estimating credit losses on unfunded commitments requires the Bank to consider the following categories of off-balance sheet credit exposure: unfunded commitments to extend credit, unfunded lines of credit, and standby letters of credit. Each of these unfunded commitments is then analyzed for a probability of funding to calculate a probable funding amount. The life of loan loss factor by related portfolio segment from the loan allowance for credit loss calculation is then applied to the probable funding amount to calculate the estimated credit losses on off-balance sheet credit exposures recognized as other liabilities.

Accrued Interest Receivable - Upon adoption of CECL on January 1, 2021, Arrow made the following elections regarding accrued interest receivable: (1) presented accrued interest receivable balances separately within the other assets balance sheet line item; (2) excluded interest receivable that is included in amortized cost of financing receivables from related disclosures requirements and (3) continued Arrow's policy to write off accrued interest receivable by reversing interest income. For loans, write off typically occurs upon becoming over 90 to 120 days past due and therefore the amount of such write offs are immaterial. Historically, Arrow has not experienced uncollectible accrued interest receivable on investment securities.

Allowance for Loan Losses – Incurred Loss Method - Prior to the adoption of CECL on January 1, 2021, Arrow calculated the allowance for loan losses using the incurred loss method whereby the allowance represented management’s estimate of probable incurred losses inherent in the current loan portfolio based on current information available.  Provisions to the allowance for loan losses are offset by actual loan charge-offs (net of any recoveries).  The loan portfolio is evaluated for potential charge-offs on a monthly basis.  In general, automobile and other consumer loans are charged-off when 120 days delinquent.  Residential real estate loans are charged-off when a loss becomes known or based on a new appraisal at the earlier of 180 days past due or repossession.  Commercial and commercial real estate loans are evaluated early in their delinquency status and are charged-off when management concludes that not all principal will be repaid from on-going cash flows or liquidation of collateral. An evaluation of estimated proceeds from the liquidation of the loan’s collateral is compared to the loan carrying amount and a charge to the allowance for loan losses is taken for any deficiency.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in Arrow's market area.  In addition, various Federal regulatory agencies, as an integral part of their examination process, review Arrow's allowance for loan losses. Such agencies may require Arrow to recognize additions to the allowance in future periods, based on their judgments about information available to them at the time of their examination, which may not be currently available to management.
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
The allowance for loan losses on the remaining loans is primarily determined based upon consideration of the historical net loss factor incorporating a rolling average annual twelve quarter look-back period of the respective segment that have occurred within each pool of loans over the loss emergence period (LEP), adjusted as necessary based upon consideration of qualitative considerations impacting the inherent risk of loss in the respective loan portfolios. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is recognized in the financial statements. Since the LEP may change under various economic environments, the LEP calculation is updated on an annual basis. In addition to historical net loss factors, qualitative factors that impact the inherent risk of loss associated with the loan categories within total loan portfolio are evaluated. These include:
•Changes in the volume and severity of past due, nonaccrual and adversely classified loans
•Changes in the nature and volume of the portfolio and in the terms of loans
•Changes in the value of the underlying collateral for collateral dependent loans
•Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating loan losses
•Changes in the quality of the loan review system
•Changes in the experience, ability, and depth of lending management and other relevant staff
•Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio
•The existence and effect of any concentrations of credit, and changes in the level of such concentrations
•The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated loan losses in the existing portfolio or pool

In management’s opinion, the allowance for credit losses at each balance sheet date, either under the CECL methodology or the incurred loss methodology, is sufficient to provide for probable loan losses inherent in the corresponding loan portfolio.

Comprehensive Income (Loss) - For Arrow, comprehensive income (loss) represents net income plus unrealized net securities holding gains or losses arising during the year (net of taxes), the reclassification adjustment for net securities gains and losses arising during the year (net of taxes), net unrealized gains or losses on cash flow hedge agreements, reclassification of net unrealized gain or loss on cash flow hedge agreements to interest expense (net of taxes), net retirement plan gain or loss (net of taxes), net retirement plan prior service cost (net of taxes), amortization of net retirement plan actuarial gain or loss (net of taxes) and amortization of net retirement plan prior service credit or cost (net of taxes) and is presented in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Shareholders’ Equity. Accumulated other comprehensive income (loss) represents the unrealized net securities holding gains or losses arising during the year (net of taxes), net unrealized gains or losses on cash flow hedge agreements, reclassification of net unrealized gain or loss on cash flow hedge agreements to interest expense (net of taxes), net retirement plan gain or loss (net of taxes), net retirement plan prior service cost (net of taxes), amortization of net retirement plan actuarial gain or loss (net of taxes) and amortization of net retirement plan prior service credit or cost (net of taxes) in the Company’s defined-benefit retirement and pension plan, supplemental employee retirement plan, and post-retirement life and healthcare benefit plan.

Revenue Recognition - The following is a description of principal activities from which Arrow generates its revenue from noninterest income sources.
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

Leases - Arrow recognizes right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months, and has elected not to separate lease and non-lease components, but accounts for the resulting combined component as a single lease component. Arrow also elected to account for short-term leases, those leases with a "lease term" of twelve months or less, as an operating lease. Since Arrow has not been able to determine the rate implicit in its leases, the secured borrowing rate from the Federal Home Loan Bank of New York is utilized to determine the lease discount rate. The expected expiration date of each new lease is determined on a lease-by-lease basis based on certain criteria, such as the availability of renewal options in the lease contracts, the amount of leasehold improvements required in addition to the feasibility of growth potential.

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
Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed funds from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes required annual payments of principal and interest through 2019.  As the debt was repaid, shares were released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.  At December 31, 2021 and 2020, there was no outstanding balance remaining on the loans and therefore no remaining unallocated shares. In addition, Arrow makes additional cash contributions to the Plan each year.

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

Management’s Use of Estimates -The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reporting period.  Our most significant estimates are the allowance for credit losses, the evaluation of other-than-temporary impairment of investment securities, goodwill impairment, pension and other postretirement liabilities and an analysis of a need for a valuation allowance for deferred tax assets. Actual results could differ from those estimates.
A material estimate that is particularly susceptible to significant change in the near term is the allowance for credit losses. In connection with the determination of the allowance for credit losses, management obtains appraisals for properties.  The allowance for credit losses is management’s best estimate of probable credit losses as of the balance sheet date.  While management uses available information to recognize losses on loans, future adjustments to the allowance for credit losses may be necessary based on changes in economic conditions.

The following accounting standards were adopted by Arrow in 2021:
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all related subsequent amendments thereto. ASU 2016-13 introduces new guidance that makes substantive changes to the accounting for credit losses. ASU 2016-13 introduces the CECL model, which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. ASU 2016-13 also modifies certain provisions of the current other-than-temporary impairment model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security’s amortized cost basis and its fair value and will be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. ASU 2016-13 also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. ASU 2016-13 requires expanded disclosures including, but not limited to, (1) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management’s estimate and the reasons for those changes, (2) financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (3) a rollforward of the allowance for credit losses for HTM and AFS securities. The standard also changes the accounting for purchased credit-impaired debt securities and loans. ASU 2016-13 was effective for Arrow on January 1, 2020. As permitted by the CARES Act, Arrow deferred the adoption of the CECL methodology in determining credit losses until January 1, 2021. Management expects that the CECL model may create more volatility in the level of our allowance for credit losses from quarter to quarter as changes in the level of allowance for credit losses will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality.
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

Note 3:CASH AND CASH EQUIVALENTS (Dollars In Thousands)

	2021	2020
Balances at December 31:
Cash and Due From Banks	$26,978	$42,116
Interest-Bearing Deposits at Banks	430,718	338,875
Total Cash and Cash Equivalents	$457,696	$380,991

Supplemental Information:
Restricted cash pledged as collateral related to swap agreements and included in Cash and Due From Banks	$—	$500

Note 4.    INVESTMENT SECURITIES (Dollars In Thousands)

The following table is the schedule of Available-For-Sale Securities at December 31, 2021 and 2020:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2021
Available-For-Sale Securities, at Amortized Cost	$110,000	$400	$448,742	$1,000	$560,142
Gross Unrealized Gains	63	—	3,617	—	3,680
Gross Unrealized Losses	(1,698)	—	(2,608)	(200)	(4,506)
Available-For-Sale Securities, at Fair Value	$108,365	$400	$449,751	$800	$559,316
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					298,106

Maturities of Debt Securities, at Amortized Cost:
Within One Year	5,000	—	104	—	5,104
From 1 - 5 Years	105,000	40	370,134	—	475,174
From 5 - 10 Years	—	360	78,504	1,000	79,864
Over 10 Years	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	5,064	—	108	—	5,172
From 1 - 5 Years	103,301	40	371,569	—	474,910
From 5 - 10 Years	—	360	78,074	800	79,234
Over 10 Years	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$74,088	$—	$263,292	$—	$337,380
12 Months or Longer	29,214	—	—	800	30,014
Total	$103,302	$—	$263,292	$800	$367,394
Number of Securities in a Continuous Loss Position	14	—	39	1	54

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$912	$—	$2,608	$—	$3,520
12 Months or Longer	786	—	—	200	986
Total	$1,698	$—	$2,608	$200	$4,506

Disaggregated Details:
US Agency Obligations, at Amortized Cost	110,000
US Agency Obligations, at Fair Value	108,365
US Government Agency Securities, at Amortized Cost			$9,386
US Government Agency Securities, at Fair Value			9,371
Government Sponsored Entity Securities, at Amortized Cost			439,356
Government Sponsored Entity Securities, at Fair Value			440,380

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2020
Available-For-Sale Securities, at Amortized Cost	$65,002	$528	$290,967	$1,000	$357,497
Gross Unrealized Gains	184	—	7,934	—	8,118
Gross Unrealized Losses	(74)	—	(54)	(200)	(328)
Available-For-Sale Securities, at Fair Value	$65,112	$528	$298,847	$800	$365,287
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					244,411

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$29,926	$—	$—	$—	$29,926
12 Months or Longer	—	—	4,882	800	5,682
Total	$29,926	$—	$4,882	$800	$35,608
Number of Securities in a Continuous Loss Position	4	—	1	1	6

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$74	$—	$—	$—	$74
12 Months or Longer	—	—	54	200	254
Total	$74	$—	$54	$200	$328

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$65,002
US Agency Obligations, at Fair Value	65,112
US Government Agency Securities, at Amortized Cost			$12,696
US Government Agency Securities, at Fair Value			12,683
Government Sponsored Entity Securities, at Amortized Cost			278,271
Government Sponsored Entity Securities, at Fair Value			286,164

At December 31, 2021, there was no allowance for credit losses for the available for sale securities portfolio.

The following table is the schedule of Held-To-Maturity Securities at December 31, 2021 and 2020:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2021
Held-To-Maturity Securities, at Amortized Cost	$180,195	$16,371	$196,566
Gross Unrealized Gains	4,179	547	4,726
Gross Unrealized Losses	—	—	—
Held-To-Maturity Securities, at Fair Value	$184,374	$16,918	$201,292
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			175,218

Maturities of Debt Securities, at Amortized Cost:
Within One Year	29,600	462	30,062
From 1 - 5 Years	138,210	15,909	154,119
From 5 - 10 Years	12,239	—	12,239
Over 10 Years	146	—	146

Maturities of Debt Securities, at Fair Value:
Within One Year	29,766	468	30,234
From 1 - 5 Years	141,753	16,450	158,203
From 5 - 10 Years	12,704	—	12,704
Over 10 Years	151	—	151

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—
Number of Securities in a Continuous Loss Position	—	—	—

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		5,518
US Government Agency Securities, at Fair Value		5,647
Government Sponsored Entity Securities, at Amortized Cost		10,853
Government Sponsored Entity Securities, at Fair Value		11,271

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities

December 31, 2020
Held-To-Maturity Securities, at Amortized Cost	$192,352	$26,053	$218,405
Gross Unrealized Gains	7,080	1,094	8,174
Gross Unrealized Losses	(3)	—	(3)
Held-To-Maturity Securities, at Fair Value	$199,429	$27,147	$226,576
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			211,176

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,513	$—	$1,513
12 Months or Longer	—	—	—
Total	$1,513	$—	$1,513
Number of Securities in a Continuous Loss Position	4	—	4

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3	$—	$3
12 Months or Longer	—	—	—
Total	$3	$—	$3

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		9,440
US Government Agency Securities, at Fair Value		9,762
Government Sponsored Entity Securities, at Amortized Cost		16,613
Government Sponsored Entity Securities, at Fair Value		17,385

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for December 31, 2021 and December 31, 2020 do not reflect any deterioration of the credit worthiness of the issuing entities.
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at December 31, 2021, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at December 31, 2021 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during 2021.
Arrow's held to maturity debt securities are comprised of U.S. government agencies, U.S. government-sponsored enterprises or state and municipal obligations. U.S. government agencies and U.S. government-sponsored enterprise securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of December 31, 2021.

The following table is the schedule of Equity Securities at December 31, 2021 and 2020.

Equity Securities

	December 31,
	2021	2020
Equity Securities, at Fair Value	$1,747	$1,636

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the years ended December 31, 2021 and 2020 :

	December 31,
	2021	2020
Net Gain (Loss) on Equity Securities	$111	$(427)
Less: Net Gain (Loss) recognized during the reporting period on equity securities sold during the period	—	—
Unrealized Net Gain (Loss) recognized during the reporting period on equity securities still held at the reporting date	$111	$(427)

Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock (at cost)

	December 31,
	2021	2020
Federal Reserve Bank Stock	$1,161	$1,150
Federal Home Loan Bank Stock	4,219	4,199
Total Federal Reserve Bank and Federal Home Loan Bank Stock	$5,380	$5,349

Note 5:LOANS (Dollars In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of December 31, 2021 and December 31, 2020 and an analysis of the recorded investment in loans that are past due at these dates. Loans held-for-sale of $1,154 and $11,085 as of December 31, 2021, and December 31, 2020, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2021
Loans Past Due 30-59 Days	$202	$—	$6,713	$107	$7,022
Loans Past Due 60-89 Days	3	—	2,709	2,557	5,269
Loans Past Due 90 or More Days	157	1,180	1,564	1,981	4,882
Total Loans Past Due	362	1,180	10,986	4,645	17,173
Current Loans	172,156	627,749	909,570	941,293	2,650,768
Total Loans	$172,518	$628,929	$920,556	$945,938	$2,667,941

December 31, 2020
Loans Past Due 30-59 Days	$102	$—	$4,976	$261	$5,339
Loans Past Due 60-89 Days	113	—	2,713	1,279	4,105
Loans Past Due 90 or More Days	78	1,658	1,379	1,224	4,339
Total Loans Past Due	293	1,658	9,068	2,764	13,783
Current Loans	240,261	570,129	850,700	920,157	2,581,247
Total Loans	$240,554	$571,787	$859,768	$922,921	$2,595,030

Schedule of Non Accrual Loans by Category
		Commercial
December 31, 2021	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$157	$—	$—	$666	$823
Nonaccrual Loans	34	7,243	1,697	1,790	10,764
Nonaccrual With No Allowance for Credit Loss	34	4,476	1,697	1,790	7,997
Interest Income on Nonaccrual Loans	—	—	—	—	—

December 31, 2020
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$184	$—	$44	$228
Nonaccrual Loans	78	1,475	1,470	3,010	6,033

Arrow disaggregates its loan portfolio into the following four categories:

Commercial - Arrow offers a variety of loan options to meet the specific needs of our commercial customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion and equipment purchases. Generally, a collateral lien is placed on equipment or other assets owned by the borrower. Generally, these loans carry a higher risk than commercial real estate loans due to the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable and generally have a lower liquidation value than real estate. In the event of default by the borrower, Arrow may be required to liquidate collateral at deeply discounted values. To reduce the risk, management usually obtains personal guarantees to support the borrowing, as permitted by applicable law.

Commercial Real Estate - Arrow offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are typically secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and both owner and non owner-occupied facilities. These loans are typically less risky than commercial loans, since they are secured by real estate and buildings, and are generally originated in amounts of no more than 80% of the appraised value of the property. However, the Company also offers commercial construction and land development loans to finance projects. Many projects will ultimately be used by the borrowers' businesses, while others are developed for resale. These real estate loans are also typically secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities and both owner-occupied and non-owner-occupied facilities. There is enhanced risk during the construction period, since the loan is secured by an incomplete project.

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

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2021:

December 31, 2021	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	6,732	6,732
Consumer	—	—	—
Residential	673	—	673
Total	$673	$6,732	$7,405

Schedule of Supplemental Loan Information

	2021	2020
Supplemental Information:
Unamortized deferred loan origination costs, net of deferred loan origination fees, included in the above balances	$3,721	$1,273
Overdrawn deposit accounts, included in the above balances	182	238
Pledged loans under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank of New York	778,902	859,592
Residential real estate loans serviced for Freddie Mac, not included in the balances above	215,209	190,169

Allowance for Credit Losses

As mentioned in Note 1, Accounting Policies, to the Consolidated Financial Statements Arrow adopted CECL on January 1, 2021.
Loan segments were selected by class code and application code to ensure each segment is comprised of loans with homogenous loan characteristics and similar risk profiles. The resulting loan segments are commercial - non-PPP, commercial PPP, commercial real estate, consumer and residential real estate loans. The consumer segment is mainly comprised of automobile loans, and since they are relatively short-term in nature, with similar dollar amounts and collateral, the vintage analysis method was selected to determine the credit loss reserve. The vintage method utilizes Arrow loan data exclusively as the method calculates a loss rate based on the total origination balance of the loans by year and the charge-off and recovery rate of the same origination year. Arrow maintains, over the life of the loan, the loss curve by vintage year. The discounted cash flow method (DCF) is used to calculate the reserve for credit losses for the commercial, commercial real estate and residential real estate segments. Please see Note 1, Accounting Policies, to the Consolidated Financial Statements for a full explanation.
The December 31, 2021 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflected economic decline with a reduction of approximately 0.4% in the national unemployment rate during the six-quarter forecast period, while forecasted gross domestic product declined approximately 0.6%. The home price index forecast decreased approximately 4.5% from the previous quarter level. Key assumptions utilized in the CECL calculation include loan segmentation, credit loss regression analysis, reasonable and supportable forecast period, reversion period, discounted cash flow inputs including economic forecast data and prepayment and curtailment speeds and qualitative factors. Key assumptions are reviewed and approved on a quarterly basis. Driven by current economic forecasts, loan growth and net charge offs during the year, the provision for credit losses in 2021 was $272 thousand. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of December 31, 2021.

The following table details activity in the allowance for credit losses on loans for the twelve months ended December 31, 2021. Arrow adopted ASU 2016-13 on January 1, 2021. Results for the periods beginning after January 1, 2021 are presented under ASC 326 and prior periods continue to be reported in accordance with previously applicable US GAAP.

Allowance for Credit Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Rollfoward of the Allowance for Credit Losses for the Year Ended:

December 31, 2020	$2,173	$9,990	$11,562	$5,507	$29,232
Impact of Adoption ASC 326	$2,084	$2,064	$(9,383)	$3,935	$(1,300)
Balance as of January 1, 2021 as adjusted for ASU 2016-13	$4,257	$12,054	$2,179	$9,442	$27,932
Charge-offs	(98)	—	(2,132)	(9)	(2,239)
Recoveries	190	—	1,126	—	1,316
Provision	(2,051)	1,082	1,229	12	272
December 31, 2021	$2,298	$13,136	$2,402	$9,445	$27,281

Allowance for Loan Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Rollforward of the Allowance for Loan Losses for the Year Ended:
December 31, 2019	$1,386	$5,830	$9,408	$4,563	$21,187
Charge-offs	(37)	(5)	(1,898)	(49)	(1,989)
Recoveries	3	—	712	—	715
Provision	821	4,165	3,340	993	9,319
December 31, 2020	$2,173	$9,990	$11,562	$5,507	$29,232

December 31, 2018	$1,218	$5,644	$8,882	$4,452	$20,196
Charge-offs	(12)	(29)	(1,603)	(91)	(1,735)
Recoveries	98	—	549	—	647
Provision	82	215	1,580	202	2,079
December 31, 2019	$1,386	$5,830	$9,408	$4,563	$21,187

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. The Day 1 adoption of ASU 2016-13, created an allowance for credit loss on off-balance sheet exposures recognized as other liabilities of $1.1 million. Subsequent changes in this allowance are reflected in other operating expenses within the non-interest expense category. As of December 31, 2021, the total unfunded commitment off-balance sheet credit exposure was $1.8 million.

Individually Evaluated Loans

All loans not included in the vintage analysis method that exceed $250,000, which are on nonaccrual status, are evaluated on an individual basis. Arrow made the policy election to apply a practical expedient for collateral dependent financial assets when the borrower is experiencing financial difficulty and the repayment is expected through the sale of the collateral. This allows Arrow to use fair value of the collateral at the reporting date adjusted for estimated cost to sell when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operating of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. As of December 31, 2021, there were five total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $7.4 million and only one loan had an allowance for credit loss of $599 thousand.

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
December 31, 2021
Ending Loan Balance - Collectively Evaluated	$172,518	$622,197	$920,556	$945,265	$2,660,536
Allowance for Credit Losses - Loans Collectively Evaluated	2,298	12,537	2,402	9,445	26,682

Ending Loan Balance - Individually Evaluated	—	6,732	—	673	7,405
Allowance for Credit Losses - Loans Individually Evaluated	—	599	—	—	599

The following table presents information pertaining to the allowance for loan losses as of December 31, 2020, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13:

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

Loan Credit Quality Indicators

The following table presents credit quality indicators by total loans amortized cost basis by origination year as of December 31, 2021.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial:
Risk rating
Satisfactory	$75,615	$35,522	$11,591	$11,661	$7,792	$3,442	$12,783	$—	$158,406
Special mention	—	—	3	—	—	5,899	—	—	5,902
Substandard	3,541	3,791	589	—	25	12	252	—	8,210
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$79,156	$39,313	$12,183	$11,661	$7,817	$9,353	$13,035	$—	$172,518

Commercial Real Estate:
Risk rating
Satisfactory	$140,636	$276,461	$42,369	$37,997	$22,155	$59,698	$1,923	$—	$581,239
Special mention	—	7,893	1,204	—	137	1,906	—	—	11,140
Substandard	7,248	16,405	3,910	96	—	8,867	24	—	36,550
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$147,884	$300,759	$47,483	$38,093	$22,292	$70,471	$1,947	$—	$628,929

Consumer:
Risk rating
Performing	$402,558	$239,492	$154,517	$82,673	$29,587	$9,578	$455	$—	$918,860
Nonperforming	388	399	502	151	160	96	—	—	1,696
Total Consumer Loans	$402,946	$239,891	$155,019	$82,824	$29,747	$9,674	$455	$—	$920,556

Residential:
Risk rating
Performing	$187,708	$146,113	$93,547	$88,505	$93,524	$215,679	$118,595	$—	$943,671
Nonperforming	—	133	—	27	162	1,907	38	—	2,267
Total Residential Loans	$187,708	$146,246	$93,547	$88,532	$93,686	$217,586	$118,633	$—	$945,938

Total Loans	$817,694	$726,209	$308,232	$221,110	$153,542	$307,084	$134,070	$—	$2,667,941

For the purposes of the table above, nonperforming consumer and residential loans were those loans on nonaccrual status or are 90 days or more past due and still accruing interest.
The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $2.1 million.
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
4) Doubtful - Loans classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable.  Although possibility of loss is extremely high, classification of these loans as “loss” has been deferred due to specific pending factors or events which may strengthen the value (e.g. possibility of additional collateral, injection of capital, collateral liquidation, debt restructure, economic recovery, etc).  Loans classified as “doubtful” need to be placed on non-accrual; and
5) Loss - Loans classified as “loss” are considered uncollectible with collateral of such little value that their continuance as bankable assets is not warranted.  As of the date of the balance sheet, all loans in this category have been charged-off to the allowance for credit losses.

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

The following table presents information pertaining to loan credit quality indicators as of December 31, 2020, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13:

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

Impaired Loans

The following table presents information on impaired loans as of December 31, 2020 based on whether the impaired loan has a recorded related allowance or has no recorded related allowance, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13:

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
December 31, 2021
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

In general, prior to the novel coronavirus (COVID-19) pandemic, loans requiring modification were restructured to accommodate the projected cash-flows of the borrower. Such modifications may have involved a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of December 31, 2021 or December 31, 2020. The Consolidated Appropriations Act, 2021 extended certain provisions of the CARES Act including, if a short-term loan modification (e.g. six months) is made for a borrower as the result of the COVID-19 pandemic, and who was current on contractual payments as of December 31, 2019, this modification is not considered a TDR.

Note 6:PREMISES AND EQUIPMENT (Dollars In Thousands)

A summary of premises and equipment at December 31, 2021 and 2020 is presented below:

	2021	2020
Land and Bank Premises	$40,848	$39,624
Equipment, Furniture and Fixtures	38,496	33,276
Leasehold Improvements	4,410	4,632
Total Cost	83,754	77,532
Accumulated Depreciation and Amortization	(42,351)	(39,911)
Net Owned Premises and Equipment	41,403	37,621
Leased Assets (see Note 18)	4,814	4,991
Net Premises and Equipment	$46,217	$42,612

Amounts charged to expense for depreciation totaled $2,993, $2,758 and $2,211 in 2021, 2020 and 2019, respectively.

Note 7:OTHER INTANGIBLE ASSETS (Dollars In Thousands)

The following table presents information on Arrow’s other intangible assets (other than goodwill) as of December 31, 2021, 2020 and 2019:

	Depositor Intangibles	Mortgage Servicing Rights[1]	Customer Intangibles[2]	Total
Gross Carrying Amount, December 31, 2021	$2,247	$3,286	$4,382	$9,915
Accumulated Amortization	(2,247)	(2,276)	(3,474)	(7,997)
Net Carrying Amount, December 31, 2021	$—	$1,010	$908	$1,918
Gross Carrying Amount, December 31, 2020	$2,247	$2,850	$4,382	$9,479
Accumulated Amortization	(2,247)	(2,018)	(3,264)	(7,529)
Net Carrying Amount, December 31, 2020	$—	$832	$1,118	$1,950

Rollforward of Intangible Assets:
Balance, December 31, 2018	$—	$262	$1,590	$1,852
Intangible Assets Acquired	—	168	—	168
Intangible Assets Disposed	—	—	—	—
Amortization of Intangible Assets	—	(114)	(245)	(359)
Balance, December 31, 2019	—	316	1,345	1,661
Intangible Assets Acquired	—	621	—	621
Intangible Assets Disposed	—	—	—	—
Amortization of Intangible Assets	—	(105)	(227)	(332)
Balance, December 31, 2020	—	832	1,118	1,950
Intangible Assets Acquired	—	436	—	436
Intangible Assets Disposed	—	—	—	—
Amortization of Intangible Assets	—	(258)	(210)	(468)
Balance, December 31, 2021	$—	$1,010	$908	$1,918

1 Amortization of mortgage servicing rights is reported in the Consolidated Statements of Income as a reduction of mortgage servicing fee income, which is included with fees for other services to customers.
2 Amortization of customer intangibles are reported in the Consolidated Statements of Income as a component of other operating expense.

The following table presents the remaining estimated annual amortization expense for Arrow's intangible assets as of December 31, 2021:

	Mortgage Servicing Rights	Customer Intangibles	Total
Estimated Annual Amortization Expense:
2022	$233	$193	$426
2023	213	176	389
2024	204	155	359
2025	193	107	300
2026	143	89	232
2027 and beyond	24	188	212
Total	$1,010	$908	$1,918

Note 8:COMMITMENTS AND CONTINGENCIES (Dollars In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of December 31, 2021 and 2020:

Balance at December 31,	2021	2020
Notional Amount:
Commitments to Extend Credit	$402,280	$399,882
Standby Letters of Credit	3,223	3,703
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	24	28

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at December 31, 2021 and 2020 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2021 and 2020 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
On July 1, 2020, Daphne Richard, a customer of GFNB filed a putative class action complaint against GFNB in the United States District Court for the Northern District of New York. The complaint alleges that GFNB assessed overdraft fees on certain transactions drawn on her checking account without having sufficiently disclosed its overdraft-fee practices in its account agreement. Ms. Richard, on behalf of two purported classes, seeks compensatory damages, disgorgement of profits, statutory damages, treble damages, enjoinment of the conduct complained of, and costs and fees. The complaint is similar to complaints filed against other financial institutions pertaining to overdraft fees. Arrow denies any wrongdoing. The parties engaged in an initial mediation session in the third quarter of 2021 and a non-recurring litigation reserve expense of $1.5 million was recorded in the fourth quarter of 2021. The parties have signed a settlement agreement involving the establishment of a $1.5 million settlement fund. The plaintiff's counsel has filed a motion for preliminary approval of the class settlement, a hearing for which has been set for April 12, 2022.

Note 9:TIME DEPOSITS (Dollars In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2021:

Year of Maturity	Total Time Deposits
2022	$160,451
2023	18,406
2024	7,886
2025	4,930
2026	4,453
2027 and beyond	18,419
Total	$214,545

Note 10:DEBT (Dollars in Thousands)

Schedule of Short-Term Borrowings:

	2021	2020
Balances at December 31:
Securities Sold Under Agreements to Repurchase	—	17,486
Total Short-Term Borrowings	$—	$17,486

Maximum Borrowing Capacity at December 31:
Federal Funds Purchased	$52,000	$52,000
Federal Home Loan Bank of New York	778,902	859,592
Federal Reserve Bank of New York	594,034	610,643

The securities sold under agreements to repurchase ("repo accounts") shown above represent collateralized borrowings with certain commercial customers located primarily within Arrow's service area. All repo accounts at December 31, 2020 had overnight maturities. Repo accounts are not covered by federal deposit insurance and are secured by Arrow's own qualified investment securities. Arrow retains the right to substitute similar type securities and has the right to withdraw all excess collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. However, as a means of mitigating market risk, Arrow maintains excess collateral to cover normal changes in the repurchase liability by monitoring daily usage. At December 31, 2020, there were no material amounts of securities at risk with any one customer. Arrow maintains control of these securities through the use of third-party safekeeping arrangements. Investment securities with a fair value of $19.2 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2020. No such investment securities were pledged as collateral at December 31, 2021. See the table below:

	2021	2020
Balances at December 31:
Mortgage-Backed Securities	—	19,189
Total Pledged Collateral for Repo Accounts	$—	$19,189

Arrow's subsidiary banks have in place unsecured federal funds lines of credit with two correspondent banks. As a member of the FHLBNY, Arrow participates in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock, residential real estate and home equity loans (see Notes 4, Investment Securities, and 5, Loans, to the Consolidated Financial Statements).  The investment in FHLBNY stock is proportional to the total of Arrow's overnight and term advances (see the Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock in Note 4, Investment Securities, to the Consolidated Financial Statements). Arrow's bank subsidiaries have also established borrowing facilities with the Federal Reserve Bank of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5, Loans, to the Consolidated Financial Statements).

Long Term Debt - FHLBNY Term Advances

In addition to overnight advances, Arrow also borrows longer-term funds from the FHLBNY.

Maturity Schedule of FHLBNY Term Advances:

	Balances		Weighted Average Rate

Final Maturity	2021	2020	2021	2020
First Year	$5,000	$—	1.81%	—%
Second Year	20,000	5,000	1.75%	1.81%
Third Year	20,000	20,000	1.76%	1.75%
Fourth Year	—	20,000	—%	1.76%
Fifth Year	—	—	—%	—%
Total	$45,000	$45,000	1.77%	1.77%

Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

During 2021, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2021, 2020 and 2019 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income for the three years.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	2021	2020
ACST II
Balance at December 31,	$10,000	$10,000
Period End:
Variable Interest Rate	3.28%	3.37%
Fixed Interest Rate resulting from cash flow hedge agreement	4.00%	4.00%

ACST III
Balance at December 31,	$10,000	$10,000
Period End:
Variable Interest Rate	2.13%	2.22%
Fixed Interest Rate resulting from cash flow hedge agreement	2.86%	2.86%

Note 11:COMPREHENSIVE INCOME, NET OF TAX (Dollars In Thousands)

The following table presents the components of other comprehensive income for the years ended December 31, 2021, 2020 and 2019:

Schedule of Comprehensive Income
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
2021
Net Unrealized Securities Holding Losses Arising During the Period	$(8,616)	2,203	(6,413)
Net Unrealized Gains on Cash Flow Swap	1,249	(320)	929
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(126)	32	-94
Net Retirement Plan Losses	8,733	(2,233)	6,500
Amortization of Net Retirement Plan Actuarial Loss	91	(23)	68
Amortization of Net Retirement Plan Prior Service Cost	232	(59)	173
Other Comprehensive Income	$1,563	$(400)	$1,163

2020
Net Unrealized Securities Holding Gains Arising During the Period	$7,129	$(1,823)	$5,306
Reclassification Adjustment for Securities Losses Included in Net Income	37	(9)	28
Net Unrealized Gains on Cash Flow Swap	651	(166)	485
Net Retirement Plan Losses	(337)	86	(251)
Net Retirement Plan Prior Service Cost	(472)	119	(353)
Amortization of Net Retirement Plan Actuarial Loss	227	(58)	169
Amortization of Net Retirement Plan Prior Service Cost	211	(54)	157
Other Comprehensive Income	$7,446	$(1,905)	$5,541

2019
Net Unrealized Securities Holding Gains Arising During the Period	$5,580	$(1,418)	$4,162
Net Retirement Plan Gains	3,505	(891)	2,614
Amortization of Net Retirement Plan Actuarial Loss	684	(174)	510
Amortization of Net Retirement Plan Actuarial Loss	224	(57)	167
Other Comprehensive Income	$9,993	$(2,540)	$7,453

    The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Unrealized		Defined Benefit Plan Items
	Gains and	Unrealized
	Losses on	Gain On	Net	Net Prior
	Available-for-	Cash Flow	Actuarial	Service
	Sale Securities	Swap	Gain (Loss)	(Cost ) Credit	Total
For the Year-To-Date periods ended:

December 31, 2020	$5,799	$485	$(5,929)	$(1,171)	$(816)
Other comprehensive income before reclassifications	(6,413)	929	6,500	—	1,016
Amounts reclassified from accumulated other comprehensive income	0	(94)	68	173	147
Net current-period other comprehensive income	(6,413)	835	6,568	173	1,163
December 31, 2021	$(614)	$1,320	$639	$(998)	$347

December 31, 2019	$465	$—	$(5,847)	$(975)	$(6,357)
Other comprehensive income (loss) before reclassifications	5,306	485	(251)	(353)	5,187
Amounts reclassified from accumulated other comprehensive income	28	—	169	157	354
Net current-period other comprehensive income (loss)	5,334	485	(82)	(196)	5,541
December 31, 2020	$5,799	$485	$(5,929)	$(1,171)	$(816)

December 31, 2018	$(3,697)	$—	$(8,971)	$(1,142)	$(13,810)
Other comprehensive income before reclassifications	4,162	—	2,614	—	6,776
Amounts reclassified from accumulated other comprehensive loss	—	—	510	167	677
Net current-period other comprehensive income	4,162	—	3,124	167	7,453
December 31, 2019	$465	$—	$(5,847)	$(975)	$(6,357)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	126		Interest expense
Amortization of defined benefit pension items
Prior-service credit	$(232)	(2)	Salaries and Employee Benefits
Actuarial Loss	(91)	(2)	Salaries and Employee Benefits
	(197)		Total before tax
	50		Provision for Income Taxes
	$(147)		Net of tax

Total reclassifications for the period	$(147)		Net of tax

December 31, 2020
Unrealized gains and losses on available-for-sale securities	$(37)		Loss on Securities Transactions, Net
	(37)		Total before tax
	9		Provision for Income Taxes
	$(28)		Net of tax

Amortization of defined benefit pension items
Prior-service credit	$(211)	(2)	Salaries and Employee Benefits
Actuarial Loss	(227)	(2)	Salaries and Employee Benefits
	(438)		Total before tax
	112		Provision for Income Taxes
	$(326)		Net of tax

Total reclassifications for the period	$(354)		Net of tax

December 31, 2019

Amortization of defined benefit pension items
Prior-service credit	$(224)	(2)	Salaries and Employee Benefits
Actuarial Loss	(684)	(2)	Salaries and Employee Benefits
	(908)		Total before tax
	231		Provision for Income Taxes
	$(677)		Net of tax

Total reclassifications for the period	$(677)		Net of tax

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

Shares Available for Grant at Period-End	122,728

Stock Options - Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

The following table summarizes information about stock option activity for the year ended December 31, 2021.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	272,024	$28.00
Granted	57,165	$28.69
Exercised	(56,336)	$26.71
Forfeited	(2,095)	$23.83
Outstanding at December 31, 2021	270,758	$28.45	6.45	$1,836
Vested at Period-End	138,543	$26.81	4.84	$1,167
Expected to Vest	132,215	$30.16	8.13	$670

The following is the Schedule of Stock Options Granted Under the Long Term Incentive Plan by Exercise Price Range.

	Exercise Price Ranges
	$19.16 to $19.67	$20.13	$21.21 to $21.65	$28.69	$29.02 to $29.14	$32.10 to $33.25	Total
Outstanding at December 31, 2021
Number of Stock Options Outstanding	11,977	12,919	28,602	56,135	81,422	79,703	270,758
Weighted-Average Remaining Contractual Life (in years)	0.50	2.08	3.65	9.08	6.64	6.99	6.45
Weighted-Average Exercise Price	$19.46	$20.13	$21.46	$28.69	$29.07	$32.83	$28.45

Vested at December 31, 2021
Number of Stock Options Outstanding	11,977	12,919	28,602	1,030	43,941	40,074	138,543
Weighted-Average Remaining Contractual Life (in years)	0.50	2.08	3.65	9.08	6.53	5.90	4.84
Weighted-Average Exercise Price	$19.46	$20.13	$21.46	$28.69	$29.09	$32.42	$26.80

    The following is the Schedule of Other Information on Stock Options Granted.

	2021	2020	2019
Stock Options Granted	57,165	53,894	56,822
Weighted Average Grant Date Information:
Fair Value of Options Granted	$4.71	$4.70	$5.26
Fair Value Assumptions:
Dividend Yield	3.41%	2.90%	3.26%
Expected Volatility	26.53%	20.25%	22.58%
Risk Free Interest Rate	0.49%	1.53%	2.63%
Expected Lives (in years)	8.75	6.68	8.68

Amount Expensed During the Year	$282	$301	$316
Compensation Costs for Non-vested Awards Not Yet Recognized	427	440	487
Weighted Average Expected Vesting Period, In Years	2.16	2.17	2.07
Proceeds From Stock Options Exercised	$1,505	$748	$1,792
Tax Benefits Related to Stock Options Exercised	69	52	227
Intrinsic Value of Stock Options Exercised	439	282	1,073

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

The following table summarizes information about restricted stock unit activity for the year ended December 31, 2021. The Company started granting restricted stock units in 2018.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	12,012	$30.70
Granted	4,880	$28.54
Vested	(3,689)	$29.82
Canceled	—	$—
Non-vested at December 31, 2021	13,203	$30.15

Non-vested at January 1, 2020	7,952	$29.39
Granted	4,060	$33.25
Vested	—	$—
Canceled	—	$—
Non-vested at December 31, 2020	12,012	$30.70

Non-vested at January 1, 2019	3,689	$29.81
Granted	4,263	$29.02
Vested	—	$—
Canceled	—	$—
Non-vested at December 31, 2019	7,952	$29.39

The following table presents information on the amounts expensed related to Restricted Stock Units awarded pursuant to the Long Term Incentive Plan for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Amount Expensed During the Year	$132	$119	$75
Compensation Costs for Non-vested Awards Not Yet Recognized	149	141	126

Employee Stock Purchase Plan

Arrow sponsors an ESPP under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

Employee Stock Ownership Plan

Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed funds from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes required annual payments of principal and interest through 2019.  As the debt was repaid, shares were released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.  At December 31, 2021 and 2020, there was no outstanding balance remaining on the loans and therefore no remaining unallocated shares. The Company makes cash contributions to the Plan each year.

Schedule of ESOP Compensation Expense

	2021	2020	2019
ESOP Compensation Expense	$1,487	$1,619	$1,368

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
As of December 31, 2021, Arrow uses the sex-distinct amount-weighted Pri-2012 mortality tables for employees, healthy annuitants and contingent survivors, adjusted for mortality improvements with the Scale MP-2021 mortality improvement scale on a generational basis for the Pension Plan and the sex-distinct amount-weighted White Collar tables for employees, healthy annuitants and contingent survivors, adjusted for mortality improvements with the scale MP-2021 mortality improvement scale on a generational basis for the Select Executive Retirement Plan. As of December 31, 2021, Arrow uses the sex-distinct Pri.H-2012 headcount-weighted mortality tables for employees and healthy annuitants, adjusted for mortality improvements with the Scale MP-2021 mortality improvement scale on a generational basis.
Segment interest rates of 1.02%, 2.72% and 3.08% were used in determining the present value of a lump sum payment/annuitizing cash balance accounts for the 2021 plan year.
Effective January 1, 2021, Glens Falls National amended the Arrow Financial Corporation Employees' Pension Plan. The plan change was adopted January 1, 2021 and the amendment was valued as of December 31, 2020. The plan amendment is the following:
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
Effective January 1, 2021, Glens Falls National amended the Arrow Financial Corporation Employees' Select Executive Retirement Plan. The plan change was adopted January 1, 2021 and the amendment was valued as of December 31, 2020. The plan amendment provides a special adjustment to the monthly benefit payment for certain retirees. The plan amendment caused a $122,797 increase in the projected benefit obligation creating a positive prior service cost which will be amortized over 12.5 years.

The following tables set forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Defined Benefit Plan Funded Status
December 31, 2021
Fair Value of Plan Assets	$68,925	$—	$—
Benefit Obligation	45,659	6,455	7,994
Funded Status of Plan	$23,266	$(6,455)	$(7,994)

December 31, 2020
Fair Value of Plan Assets	$59,837	$—	$—
Benefit Obligation	44,877	5,820	9,028
Funded Status of Plan	$14,960	$(5,820)	$(9,028)

Change in Benefit Obligation
Benefit Obligation, at January 1, 2021	$44,877	$5,820	$9,028
Service Cost [1]	1,934	582	109
Interest Cost [2]	1,365	191	249
Plan Participants' Contributions	—	—	432
Amendments	—	—	—
Actuarial (Gain) Loss	(347)	332	(1,240)
Benefits Paid	(2,170)	(470)	(584)
Benefit Obligation, at December 31, 2021	$45,659	$6,455	$7,994

Benefit Obligation, at January 1, 2020	$42,322	$5,194	$8,652
Service Cost [1]	1,663	408	123
Interest Cost [2]	1,544	192	310
Plan Participants' Contributions	—	—	454
Amendments	352	122	—
Actuarial Loss	2,901	369	151
Benefits Paid	(3,905)	(465)	(662)
Benefit Obligation, at December 31, 2020	$44,877	$5,820	$9,028

Change in Fair Value of Plan Assets
Fair Value of Plan Assets, at January 1, 2021	$59,837	$—	$—
Actual Return on Plan Assets	11,258	—	—
Employer Contributions	—	470	152
Plan Participants' Contributions	—	—	432
Benefits Paid	(2,170)	(470)	(584)
Fair Value of Plan Assets, at December 31, 2021	$68,925	$—	$—

Fair Value of Plan Assets, at January 1, 2020	$57,051	$—	$—
Actual Return on Plan Assets	6,691	—	—
Employer Contributions	—	465	208
Plan Participants' Contributions	—	—	454
Benefits Paid	(3,905)	(465)	(662)
Fair Value of Plan Assets, at December 31, 2020	$59,837	$—	$—

Accumulated Benefit Obligation at December 31, 2021	$45,482	$6,384	$7,994

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Amounts Recognized in the Consolidated Balance Sheets
December 31, 2021
Prepaid Pension Asset	$23,266	$—	—
Accrued Benefit Liability	—	(6,455)	(7,994)
Net Benefit (Expense) Recognized	$23,266	$(6,455)	$(7,994)

December 31, 2020
Prepaid Pension Asset	$14,960	$—	—
Accrued Benefit Liability	—	(5,820)	(9,028)
Net Benefit Recognized	$14,960	$(5,820)	$(9,028)

Amounts Recognized in Other Comprehensive Income (Loss)
For the Year Ended December 31, 2021
Net Unamortized (Gain) Loss Arising During the Period	$(7,826)	$332	$(1,239)
Amortization of Net (Loss) Gain	—	(178)	87
Amortization of Prior Service Cost	(78)	(48)	(106)
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$(7,904)	$106	$(1,258)

For the Year Ended December 31, 2020
Net Unamortized (Gain) Loss Arising During the Period	$(182)	$368	$151
Net Prior Service Cost Arising During the Period	349	123	—
Amortization of Net Loss	(81)	(146)	—
Amortization of Prior Service Cost	(63)	(42)	(106)
Total Other Comprehensive Income for Pension and Other Postretirement Benefit Plans	$23	$303	$45

For the Year Ended December 31, 2019
Net Unamortized (Gain) Loss Arising During the Period	$(4,584)	$409	$670
Amortization of Net (Loss) Gain	(613)	(113)	42
Amortization of Prior Service Cost	(69)	(54)	(101)
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$(5,266)	$242	$611

Accumulated Other Comprehensive Income
December 31, 2021
Net Actuarial (Gain) Loss	$(2,341)	$2,651	$(1,182)
Prior Service Cost	453	411	472
Total Accumulated Other Comprehensive (Loss) Income, Before Tax	$(1,888)	$3,062	$(710)

December 31, 2020
Net Actuarial Loss (Gain)	$5,482	$2,497	$(30)
Prior Service Cost	533	459	578
Total Accumulated Other Comprehensive Income, Before Tax	$6,015	$2,956	$548
Amounts that will be Amortized from Accumulated Other Comprehensive Income the Next Year
Net Actuarial Loss (Gain)	$—	$157	$(128)
Prior Service Cost	$77	$44	$106

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Net Periodic Benefit Cost
For the Year Ended December 31, 2021
Service Cost [1]	$1,934	$582	$109
Interest Cost [2]	1,365	191	249
Expected Return on Plan Assets [2]	(3,780)	—	—
Amortization of Prior Service Cost [2]	78	48	106
Amortization of Net Loss (Gain) [2]	—	179	(88)
Net Periodic Benefit Cost	$(403)	$1,000	$376

For the Year Ended December 31, 2020
Service Cost [1]	$1,663	$408	$123
Interest Cost [2]	1,544	192	310
Expected Return on Plan Assets [2]	(3,608)	—	—
Amortization of Prior Service Cost [2]	63	42	106
Amortization of Net Loss [2]	81	146	—
Net Periodic Benefit Cost	$(257)	$788	$539

For the Year Ended December 31, 2019
Service Cost [1]	$1,527	$324	$121
Interest Cost [2]	1,765	217	364
Expected Return on Plan Assets [2]	(3,060)	—	—
Amortization of Prior Service Cost [2]	69	54	101
Amortization of Net Loss (Gain) [2]	613	113	(42)
Net Periodic Benefit Cost	$914	$708	$544

Weighted-Average Assumptions Used in Calculating Benefit Obligation
December 31, 2021
Discount Rate	3.30%	3.29%	3.32%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%
Interest Rates segments to Annuitize Cash Balance Account (Segment 1, Segment 2 and Segment 3, respectively)	1.02%, 2.72% and 3.08%	1.02%, 2.72% and 3.08%
Interest Rates to Convert Annuities to Actuarially Equivalent Lump Sum Amounts (Segment 1, Segment 2 and Segment 3, respectively)	1.02%,2.72% and 3.08%	1.02%, 2.72% and 3.08%

December 31, 2020
Discount Rate	3.14%	3.19%	3.17%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Weighted-Average Assumptions Used in Calculating Net Periodic Benefit Cost
December 31, 2021
Discount Rate	3.14%	3.19%	3.17%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%
Interest Rates to Annuitize Cash Balance Account (Segment 1, Segment 2, and Segment 3, respectively)	1.02%, 2.72% and 3.08%	1.02%, 2.72% and 3.08%
Interest Rates to Convert Annuities to Actuarially Equivalent Lump Sum Amounts (Segment 1, Segment 2 and Segment 3, respectively)	1.02%, 2.72% and 3.08%	1.02%, 2.72% and 3.08%

December 31, 2020
Discount Rate	3.72%	3.75%	3.76%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%

December 31, 2019
Discount Rate	4.81%	4.80%	4.81%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%

Footnotes:
1.Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2.Included in Other Operating Expense on the Consolidated Statements of Income

Schedule of Defined Benefit Plan Disclosures
Information about Defined Benefit Plan Assets - Employees' Pension Plan

Fair Value Measurements Using:
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percent of Total	Target Allocation Minimum	Target Allocation Maximum
December 31, 2021
Cash	$—	$—	$—	$—	—%	—%	15.0%
Interest-Bearing Money Market Fund	2,439	—	—	2,439	3.5%	—%	15.0%
Arrow Common Stock[1]	6,469	—	—	6,469	9.4%	—%	10.0%
North Country Funds - Equity [2]	29,490	—	—	29,490	42.8%
Other Mutual Funds - Equity	16,761	—	—	16,761	24.3%
Total Equity Funds	46,251	—	—	46,251	67.1%	55.0%	85.0%
North Country Funds - Fixed income [2]	6,317	—	—	6,317	9.2%
Other Mutual Funds - Fixed Income	2,675	—	—	2,675	3.9%
Total Fixed Income Funds	8,992	—	—	8,992	13.1%	10.0%	30.0%
Alternative ETF	4,774	—	—	4,774	6.9%	—%	20.0%
Total	$68,925	$—	$—	$68,925	100.0%

December 31, 2020
Cash	$—	$—	$—	$—	—%	—%	15.0%
Interest-Bearing Money Market Fund	1,124	—	—	1,124	1.9%	—%	15.0%
Arrow Common Stock[1]	5,332	—	—	5,332	8.9%	—%	10.0%
North Country Funds - Equity [2]	25,741	—	—	25,741	43.0%
Other Mutual Funds - Equity	17,336	—	—	17,336	29.0%
Total Equity Funds	43,077	—	—	43,077	72.0%	55.0%	85.0%
North Country Funds - Fixed income [2]	8,534	—	—	8,534	14.3%
Other Mutual Funds - Fixed Income	805	—	—	805	1.3%
Total Fixed Income Funds	9,339	—	—	9,339	15.6%	10.0%	30.0%
Alternative ETF	965	—	—	965	1.6%	—%	20.0%
Total	$59,837	$—	$—	$59,837	100.0%

Footnotes:
1 Payment for the acquisition of Common Stock was under 10% of the total fair value of the employee's pension plan assets at the time of acquisition.
2 The North Country Funds - Equity and the North Country Funds - Fixed Income are publicly traded mutual funds advised by Arrow's subsidiary, North Country Investment Advisers, Inc.

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Expected Future Benefit Payments
2022	$2,666	$445	$610
2023	3,329	424	600
2024	3,106	630	607
2025	3,474	609	620
2026	2,699	582	631
2027 - 2031	15,040	2,605	2,917

Estimated Contributions During 2022	$—	$445	$610

Assumed Health Care Cost Trend Rates
December 31, 2021
Health Care Cost Trend Rate Assumed for Next Year			7.00%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			3.78%
Year that the Rate Reaches the Ultimate Trend Rate			2075

December 31, 2020
Health Care Cost Trend Rate Assumed for Next Year			7.00%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			3.78%
Year that the Rate Reaches the Ultimate Trend Rate			2075

Fair Value of Plan Assets (Defined Benefit Plan):

For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Notes 2, Summary of Significant Accounting Policies, and 17, Fair Values, to the Consolidated Financial Statements.
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
Cash Flows - We were not required to and we did not make any contribution to our qualified pension plan in 2021.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.

Note 14:OTHER EXPENSES (Dollars In Thousands)

Other operating expenses included in the Consolidated Statements of Income are as follows:

	2021	2020	2019
Legal and Other Professional Fees	2,706	2,516	2,469
Postage and Courier	1,044	957	1,051
Advertising and Promotion	1,083	1,140	1,236
Stationery and Printing	721	713	834
Intangible Asset Amortization	210	227	245
Litigation Reserve Expense	1,475	—	—
All Other	4,285	3,411	4,595
Total Other Operating Expense	$11,524	$8,964	$10,430

Note 15:INCOME TAXES (Dollars In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2021	2020	2019
Federal	$10,957	$10,791	$7,706
State	2,645	2,485	1,550
Total Current Tax Expense	13,602	13,276	9,256
Deferred Tax Expense (Benefit):
Federal	712	(1,569)	427
State	233	(671)	(83)
Total Deferred Tax Expense (Benefit)	945	(2,240)	344

Total Provision for Income Taxes	$14,547	$11,036	$9,600

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 21% to pre-tax income as a result of the following:

	2021	2020	2019
Statutory Federal Tax Rate	21.0%	21.0%	21.0%
(Decrease) Increase Resulting From:
Tax-Exempt Income	(1.5)	(2.1)	(2.7)
Nondeductible Interest Expense	—	0.1	0.2
State Taxes, Net of Federal Income Tax Benefit	3.4	2.6	2.3
Tax benefit from stock based compensation	—	(0.1)	(0.3)
Other Items, Net	(0.3)	(0.2)	(0.1)
Effective Tax Rate	22.6%	21.3%	20.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below:

	2021	2020
Deferred Tax Assets:
Allowance for Credit Losses	$7,440	$7,472
Lease liabilities	3,142	2,717
Pension and Deferred Compensation Plans	3,309	3,149
Pension Liability Included in Accumulated Other Comprehensive Income	124	2,439
Historic Tax Credit	1,023	1,394
Net Unrealized Losses on Securities Available-for-Sale Included in Accumulated Other Comprehensive Income	211	—
Other	841	385
Total Gross Deferred Tax Assets	16,090	17,556
Valuation Allowance for Deferred Tax Assets	—	—
Total Gross Deferred Tax Assets, Net of Valuation Allowance	$16,090	$17,556
Deferred Tax Liabilities:
Pension Plans	$5,470	$5,368
Depreciation	3,070	3,018
ROU assets	3,005	2,638
Deferred Income	3,778	2,327
Net Unrealized Gains on Equity Securities	160	132
Net Unrealized Gains on Securities Available-for-Sale Included in Accumulated Other Comprehensive Income	—	1,991
Goodwill	3,428	3,474
Gain on Cash Flow Hedge Agreements	453	166
Other	85	—
Total Gross Deferred Tax Liabilities	$19,449	19,114

Deferred Tax Liability, Net	$3,359	$1,558

Management believes that the realization of the recognized gross deferred tax assets at December 31, 2021 and 2020 is more likely than not, based on historic earnings and expectations as to future taxable income.
Interest and penalties are recorded as a component of the provision for income taxes, if any.  There are no current examinations of our Federal or state income tax returns, nor have we been notified of any upcoming examinations. Tax years 2018 through 2021 are subject to Federal and New York State examination. Management annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2021.

Note 16: EARNINGS PER SHARE (Dollars In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for each of the years in the three-year period ended December 31, 2021.  All share and per share amounts have been adjusted for the September 24, 2021 3% stock dividend.

Earnings Per Share
	Year-to-Date Period Ended:
	12/31/2021	12/31/2020	12/31/2019
Earnings Per Share - Basic:
Net Income	$49,857	$40,827	$37,475
Weighted Average Shares - Basic	16,018	15,929	15,849
Earnings Per Share - Basic	$3.11	$2.56	$2.36

Earnings Per Share - Diluted:
Net Income	$49,857	$40,827	$37,475
Weighted Average Shares - Basic	16,018	15,929	15,849
Dilutive Average Shares Attributable to Stock Options	55	15	47
Weighted Average Shares - Diluted	16,073	15,944	15,896
Earnings Per Share - Diluted	$3.10	$2.56	$2.36

Note 17:FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at December 31, 2021 and 2020 were securities available-for-sale, equity securities and derivatives.  Arrow held no securities or liabilities for trading on such dates.  For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
	Fair Value Measurements at Reporting Date Using:
Fair Value of Assets and Liabilities Measured on a Recurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$108,365	$—	$108,365	$—
State and Municipal Obligations	400	—	400	—
Mortgage-Backed Securities	449,751	—	449,751	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	559,316	—	559,316	$—
Equity Securities	1,747	—	1,747	—
Total Securities Measured on a Recurring Basis	561,063	—	561,063	—
Derivatives, included in other assets	2,083	—	2,083	—
Total Measured on a Recurring Basis	$563,146	$—	$563,146	$—
Liabilities:
Derivatives, included in other liabilities	$2,083	$—	$2,083	$—
Total Measured on a Recurring Basis	$2,083	$—	$2,083	$—
December 31, 2020
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$65,112	$—	$65,112	$—
State and Municipal Obligations	528	—	528	—
Mortgage-Backed Securities	298,847	—	298,847	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	365,287	—	365,287	—
Equity Securities	1,636	—	1,636	—
Total Securities Measured on a Recurring Basis	366,923	—	366,923	—
Derivatives, included in other assets	5,080	—	5,080	—
Total Measured on a Recurring Basis	$372,003	$—	$372,003	$—
Liabilities:
Derivatives, included in other liabilities	$5,080	$—	$5,080	$—
Total Measured on a Recurring Basis	$5,080	$—	$5,080	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
December 31, 2021
Collateral Dependent Impaired Loans	$2,457	$—	$—	$2,457	$—
Other Real Estate Owned and Repossessed Assets, Net	126	—	—	126	—
December 31, 2020
Collateral Dependent Impaired Loans	$594	$—	$—	$594	$—
Other Real Estate Owned and Repossessed Assets, Net	155	—	—	155	—

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

There were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2021 or 2020.

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at December 31, 2021 and 2020.

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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Cash and Cash Equivalents	$457,696	$457,696	$457,696	$—	$—
Securities Available-for-Sale	559,316	559,316	—	559,316	—
Securities Held-to-Maturity	196,566	201,292	—	201,292	—
Equity Securities	1,747	1,747		1,747
Federal Home Loan Bank and Federal Reserve Bank Stock	5,380	5,380	—	5,380	—
Net Loans	2,640,660	2,618,311	—	—	2,618,311
Accrued Interest Receivable	7,384	7,384	—	7,384	—
Derivatives, included in other assets	2,083	2,083	—	2,083	—
Deposits	3,550,497	3,548,554	—	3,548,554	—
Federal Home Loan Bank Term Advances	45,000	45,518	—	45,518	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	138	138	—	138	—
Derivatives, included in other liabilities	2,083	2,083	—	2,083	—

December 31, 2020
Cash and Cash Equivalents	$380,991	$380,991	$380,991	$—	$—
Securities Available-for-Sale	365,287	365,287	—	365,287	—
Securities Held-to-Maturity	218,405	226,576	—	226,576	—
Equity Securities	1,636	1,636		1,636
Federal Home Loan Bank and Federal Reserve Bank Stock	5,349	5,349	—	5,349	—
Net Loans	2,565,798	2,558,903	—	—	2,558,903
Accrued Interest Receivable	7,495	7,495	—	7,495	—
Derivatives, included in other assets	5,080	5,080	—	5,080	—
Deposits	3,234,726	3,234,387	—	3,234,387	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	17,486	17,486	—	17,486	—
Federal Home Loan Bank Term Advances	45,000	46,474	—	46,474	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	326	326	—	326	—
Derivatives, included in other liabilities	5,080	5,080	—	5,080	—

Note 18:LEASES (Dollars In Thousands)

Arrow is a lessee in its leases, which are mainly for financial services locations in addition to leases for corporate vehicles. These leases generally require the Company to pay third-party expenses on behalf of the Lessor, which are referred to as variable payments. Under some leases, the Company pays the variable payments to the lessor, and in other leases, the Company pays the variable payments directly to the applicable third party. None of the Company's current leases include any residual value guarantees or any subleases, and there are no significant rights or obligations of the Company for leases that have not commenced as of the reporting date.
Arrow leases two of its branch offices, at market rates, from Stewart’s Shops Corp.  Mr. Gary C. Dake, President of Stewart’s Shops Corp., serves as a director on the board of directors of each of Arrow and Saratoga National. Arrow also leases one administrative office from an entity controlled by Elizabeth Miller, who serves as a director on the board of directors of each of Arrow and Glens Falls National. Additional information regarding these relationships can be found in Arrow's Proxy Statement for its Annual Meeting of Shareholders to be held May 4, 2022 under the caption "Corporate Governance - Related Party Transactions."

The following includes quantitative data related to the Company's leases as of and for the twelve months ended December 31, 2021 and December 31, 2020:

		Twelve Months Ended
Finance Lease Amounts:	Classification	December 31, 2021	December 31, 2020
Right-of-Use Assets	Premises and Equipment, Net	$4,814	$4,991
Lease Liabilities	Finance Leases	5,169	5,217

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$6,941	$5,326
Lease Liabilities	Other Liabilities	7,124	5,410

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$195	$196
Operating Outgoing Cash Flows From Operating Leases		794	778
Financing Outgoing Cash Flows From Finance Leases		48	37
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		2,508	294
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		28.20	29.17
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		11.17	13.05
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		2.77%	3.28%

Lease cost information for the Company's leases is as follows:
	Three Months Ended		Twelve Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Lease Cost:
Finance Lease Cost:
Reduction in the Carrying Amount of Right-of-use assets	$44	$44	$177	$177
Interest on Lease Liabilities	49	48	195	196
Operating Lease Cost	270	214	1,007	838
Short-term Lease Cost	19	8	47	40
Variable Lease Cost	67	39	270	204
Total Lease Cost	$449	$353	$1,696	$1,455

Future Lease Payments at December 31, 2021 are as follows:
	Operating Leases	Finance Leases
Twelve Months Ended:
12/31/2022	$1,216	$243
12/31/2023	997	243
12/31/2024	756	249
12/31/2025	694	263
12/31/2026	631	268
Thereafter	4,208	7,532
Total Undiscounted Cash Flows	8,502	8,798
Less: Net Present Value Adjustment	1,378	3,629
Lease Liability	$7,124	$5,169

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

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	December 31, 2021	December 31, 2020
Fair value adjustment included in other assets	$2,083	$5,080
Fair value adjustment included in other liabilities	2,083	5,080
Notional amount	172,668	176,637

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	December 31, 2021	December 31, 2020
Amount of gain recognized in AOCI	$1,249	$651
Amount of gain reclassified from AOCI interest expense	126	—

Note 20:REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, Arrow and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered inter-company borrowings and maintenance of reserve requirement balances.
The principal source of the funds for the payment of stockholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2021, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $82.7 million.
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
Current quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2021 and 2020, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject. The regulatory capital requirements incorporate a capital concept, the so-called "capital conservation buffer" (set at 2.5%, after full phase-in), which must be added to each of the minimum required risk-based capital ratios (i.e., the minimum CET1 ratio, the minimum Tier 1 risk-based capital ratio and the minimum total risk-based capital ratio). As of January 1, 2019, the capital conservation buffer increased to 2.50% of risk weighted assets.
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
As of December 31, 2021, Arrow and both subsidiary banks qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage, and CET1 risk-based ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories. The actual capital amounts and ratios for Arrow and its subsidiary banks, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), are presented in the table below as of December 31, 2021 and 2020:

	Actual		Minimum Amounts For Capital Adequacy Purposes (including "capital conservation buffer")		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total Capital (to Risk Weighted Assets):
Arrow	$400,661	15.7%	$267,958	10.5%	$255,198	10.0%
Glens Falls National	295,047	15.1%	205,165	10.5%	195,395	10.0%
Saratoga National	90,924	15.2%	62,809	10.5%	59,818	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	371,556	14.6%	216,317	8.5%	203,592	8.0%
Glens Falls National	274,208	14.1%	165,303	8.5%	155,579	8.0%
Saratoga National	83,432	13.9%	51,020	8.5%	48,018	8.0%

	Actual		Minimum Amounts For Capital Adequacy Purposes (including "capital conservation buffer")		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital (to Average Assets):
Arrow	371,556	9.2%	161,546	4.0%	201,933	5.0%
Glens Falls National	274,208	8.6%	127,539	4.0%	159,423	5.0%
Saratoga National	83,432	9.8%	34,054	4.0%	42,567	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	351,497	13.8%	178,296	7.0%	165,560	6.5%
Glens Falls National	274,149	14.1%	136,102	7.0%	126,381	6.5%
Saratoga National	83,432	13.9%	42,016	7.0%	39,015	6.5%

As of December 31, 2020
Total Capital (to Risk Weighted Assets):
Arrow	$364,988	15.5%	$247,250	10.5%	$235,476	10.0%
Glens Falls National	273,801	15.2%	189,139	10.5%	180,132	10.0%
Saratoga National	78,022	14.2%	57,692	10.5%	54,945	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	335,756	14.2%	200,981	8.5%	189,158	8.0%
Glens Falls National	251,419	13.9%	153,745	8.5%	144,702	8.0%
Saratoga National	71,172	13.0%	46,536	8.5%	43,798	8.0%
Tier I Capital (to Average Assets):
Arrow	335,756	9.1%	147,585	4.0%	184,481	5.0%
Glens Falls National	251,419	8.7%	115,595	4.0%	144,494	5.0%
Saratoga National	71,172	8.9%	31,987	4.0%	39,984	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	315,696	13.4%	164,916	7.0%	153,136	6.5%
Glens Falls National	251,359	13.9%	126,584	7.0%	117,542	6.5%
Saratoga National	71,172	13.0%	38,323	7.0%	35,586	6.5%
Note 21:PARENT ONLY FINANCIAL INFORMATION (Dollars In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2021	2020
Interest-Bearing Deposits with Subsidiary Banks	$232	$—
Equity Securities	1,747	1,636
Investment in Subsidiaries at Equity	377,163	341,958
Other Assets	13,061	13,294
Total Assets	$392,203	$356,888
LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$20,000	$20,000
Other Liabilities	1,017	2,496
Total Liabilities	21,017	22,496
STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	371,186	334,392
Total Liabilities and Stockholders’ Equity	$392,203	$356,888

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2021	2020	2019
Dividends from Bank Subsidiaries	$15,994	$17,199	$14,100
Interest and Dividends on Investments	49	49	49
Other Income (Including Management Fees)	664	246	1,006
Total Income	16,707	17,494	15,155
Expense:
Interest Expense	686	746	1,024
Other Expense	879	878	875
Total Expense	1,565	1,624	1,899
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	15,142	15,870	13,256
Income Tax Benefit	312	431	466
Equity in Undistributed Net Income of Subsidiaries	34,403	24,526	23,753
Net Income	$49,857	$40,827	$37,475

The Statement of Changes in Stockholders’ Equity is not reported because it is identical to the Consolidated Statement of Changes in Stockholders’ Equity.

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net Income	$49,857	$40,827	$37,475
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(34,403)	(24,526)	(23,753)
Shares Issued Under the Directors’ Stock Plan	376	125	258
Changes in Other Assets and Other Liabilities	(462)	(3,606)	(1,236)
Net Cash Provided by Operating Activities	15,368	12,820	12,744
Cash Flows from Financing Activities:
Stock Options Exercised	1,505	748	1,792
Shares Issued Under the Employee Stock Purchase Plan	481	513	493
Shares Issued for Dividend Reinvestment Plans	1,836	1,808	1,777
Purchase of Treasury Stock	(2,662)	(1,578)	(2,469)
Cash Dividends Paid	(16,296)	(15,740)	(15,206)
Net Cash Used in Financing Activities	(15,136)	(14,249)	(13,613)
Net Increase (Decrease) in Cash and Cash Equivalents	232	(1,429)	(869)
Cash and Cash Equivalents at Beginning of the Year	—	1,429	2,298
Cash and Cash Equivalents at End of the Year	$232	$—	$1,429
Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$686	$746	$1,024

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
Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of December 31, 2021.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control-Integrated Framework and related illustrative documents. We adopted the 2013 framework in 2015. Accordingly, in making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, management used the criteria established in the 2013 framework. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Item 9B. Other Information – None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections – None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors, nominees for director, and the committees of the Company's Board is set forth under the captions "Voting Item 1: Election of Directors" and “Corporate Governance” of Arrow's Proxy Statement for its Annual Meeting of Shareholders to be held May 4, 2022 (the Proxy Statement), which sections are incorporated herein by reference. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement under the caption "Delinquent Section 16(a) Reports” and is incorporated herein by reference. Certain required information regarding our Executive Officers is contained in Part I, Item 1.G. of this Report, "Executive Officers of the Registrant." Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com under the link "Corporate Governance" on the header tab "Corporate."

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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

2.  Schedules

All schedules are omitted as the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

3.  Exhibits:

See Exhibit Index on page 121.

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
10.8
Employment Agreement between the Registrant and Thomas J. Murphy, President and Chief Executive Officer, effective February 1, 2022 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 1, 2022, Exhibit 10.1*

10.9
Employment Agreement between the Registrant and Edward J. Campanella, Senior Executive Vice President, Treasurer and Chief Financial Officer, effective February 1, 2022 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 1, 2022, Exhibit 10.2*

10.10
Employment Agreement between the Registrant and David S. DeMarco, Senior Executive Vice President and Chief Banking Officer, effective February 1, 2022 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 1, 2022, Exhibit 10.3*

10.11
Employment Agreement between the Registrant and David D. Kaiser, Senior Executive Vice President, effective February 1, 2022 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 1, 2022, Exhibit 10.4*

10.12
Employment Agreement between the Registrant and Andrew J. Wise, Chief Operating Officer and Senior Executive Vice President, effective February 1, 2022 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 1, 2022, Exhibit 10.5*

10.13
Form of Incentive Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.15*

10.14
Form of Non-Qualified Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.16*

10.15
Form of Non-Qualified Stock Option Certificate (Director Award) of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.17*

10.17
Amendment dated October 18, 2013 to Registrant’s Select Executive Retirement Plan for benefits accrued or vested after December 31, 2004, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.18*

10.18
Amendment dated January 1, 2018 to Registrant's Select Executive Retirement Plan, incorporated herein, by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, Exhibit 10.1*

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
10.16	Form of Restricted Stock Unit Award Agreement of the Registrant *
21	Subsidiaries of Arrow Financial Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contracts or compensation plans required to be filed as an exhibit.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date:	March 11, 2022	By: /s/ Thomas J. Murphy Thomas J. Murphy President and Chief Executive Officer (Principal Executive Officer)

Date:	March 11, 2022	By: /s/ Edward J. Campanella Edward J. Campanella Senior Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 11, 2022 by the following persons in the capacities indicated.

/s/ Mark L. Behan Mark L. Behan Director	/s/ David G. Kruczlnicki David G. Kruczlnicki Director

/s/ Tenée R. Casaccio Tenée R. Casaccio Director	/s/ Elizabeth A. Miller Elizabeth A. Miller Director

_/s/ Gregory J. Champion Gregory J. Champion Director	/s/ Thomas J. Murphy Thomas J. Murphy Director

/s/ Michael B. Clarke Michael B. Clarke Director	/s/ Raymond F. O'Conor Raymond F. O'Conor Director

/s/ Gary C. Dake Gary C. Dake Director	/s/ William L. Owens William L. Owens Director

/s/ Thomas L. Hoy Thomas L. Hoy Director and Chairman	/s/ Colin L. Read Colin L. Read Director