Form 10-Q
period 2022-03-31
ARROW FINANCIAL CORP
filed 2022-05-06
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. __			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2022
Common Stock, par value $1.00 per share	16,017,265

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2022	December 31, 2021	March 31, 2021
ASSETS
Cash and Due From Banks	$38,964	$26,978	$45,602
Interest-Bearing Deposits at Banks	448,614	430,718	406,605
Investment Securities:
Available-for-Sale at Fair Value	582,428	559,316	464,089
Held-to-Maturity (Approximate Fair Value of $195,862 at March 31, 2022; $201,292 at December 31, 2021; and $221,360 at March 31, 2021)	196,661	196,566	214,561
Equity Securities	1,877	1,747	1,796
FHLB and Federal Reserve Bank Stock	4,491	5,380	5,360
Loans	2,737,267	2,667,941	2,639,243
Allowance for Credit Losses	(27,661)	(27,281)	(26,840)
Net Loans	2,709,606	2,640,660	2,612,403
Premises and Equipment, Net	48,481	46,217	43,057
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	1,818	1,918	2,049
Other Assets	101,589	96,579	86,316
Total Assets	$4,156,402	$4,027,952	$3,903,711
LIABILITIES
Noninterest-Bearing Deposits	$813,066	$810,274	$751,884
Interest-Bearing Checking Accounts	1,154,068	994,391	992,486
Savings Deposits	1,571,274	1,531,287	1,463,229
Time Deposits over $250,000	48,288	82,811	100,212
Other Time Deposits	128,677	131,734	145,777
Total Deposits	3,715,373	3,550,497	3,453,588
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	—	—	6,795
Federal Home Loan Bank Term Advances	25,000	45,000	45,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	5,156	5,169	5,205
Other Liabilities	33,630	36,100	30,710
Total Liabilities	3,799,159	3,656,766	3,561,298
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at March 31, 2022, December 31, 2021 and March 31, 2021	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (20,800,144 Shares Issued at March 31, 2022 and December 31, 2021 and 20,194,474 at March 31, 2021)	20,800	20,800	20,194
Additional Paid-in Capital	378,758	377,996	354,358
Retained Earnings	62,328	54,078	51,263
Accumulated Other Comprehensive Loss	(20,797)	347	(3,096)
Treasury Stock, at Cost (4,787,183 Shares at March 31, 2022; 4,759,414 Shares at December 31, 2021 and 4,651,719 Shares at March 31, 2021)	(83,846)	(82,035)	(80,306)
Total Stockholders’ Equity	357,243	371,186	342,413
Total Liabilities and Stockholders’ Equity	$4,156,402	$4,027,952	$3,903,711
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$25,739	$25,183
Interest on Deposits at Banks	198	85
Interest and Dividends on Investment Securities:
Fully Taxable	2,189	1,506
Exempt from Federal Taxes	821	920
Total Interest and Dividend Income	28,947	27,694
INTEREST EXPENSE
Interest-Bearing Checking Accounts	163	219
Savings Deposits	417	565
Time Deposits over $250,000	28	120
Other Time Deposits	109	222
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	—	2
Federal Home Loan Bank Advances	187	193
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	169	169
Interest on Financing Leases	49	49
Total Interest Expense	1,122	1,539
NET INTEREST INCOME	27,825	26,155
Provision for Credit Losses	769	(648)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	27,056	26,803
NONINTEREST INCOME
Income From Fiduciary Activities	2,596	2,378
Fees for Other Services to Customers	2,795	2,609
Insurance Commissions	1,511	1,640
Net Gain on Securities	130	160
Net Gain on Sales of Loans	52	1,415
Other Operating Income	1,078	406
Total Noninterest Income	8,162	8,608
NONINTEREST EXPENSE
Salaries and Employee Benefits	11,286	11,138
Occupancy Expenses, Net	1,598	1,593
Technology and Equipment Expense	3,779	3,459
FDIC Assessments	307	270
Other Operating Expense	1,975	2,218
Total Noninterest Expense	18,945	18,678
INCOME BEFORE PROVISION FOR INCOME TAXES	16,273	16,733
Provision for Income Taxes	3,698	3,453
NET INCOME	$12,575	$13,280
Average Shares Outstanding [1]:
Basic	16,030	15,994
Diluted	16,083	16,030
Per Common Share:
Basic Earnings	$0.78	$0.83
Diluted Earnings	0.78	0.83

    1 2021 Share and Per Share Amounts have been restated for the September 24, 2021 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net Income	$12,575	$13,280
Other Comprehensive (Loss) Income, Net of Tax:
Net Unrealized Securities Holding Loss Arising During the Period	(22,296)	(3,812)
Net Unrealized Gain on Cash Flow Hedge Agreements	1,125	1,475
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(21)	(20)
Amortization of Net Retirement Plan Actuarial Loss	42	34
Amortization of Net Retirement Plan Prior Service Cost	6	43
Other Comprehensive Loss	(21,144)	(2,280)
Comprehensive (Loss) Income	$(8,569)	$11,000

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Month Period Ended March 31, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2021	$20,800	$377,996	$54,078	$347	$(82,035)	$371,186
Net Income	—	—	12,575	—	—	12,575
Other Comprehensive Loss	—	—	—	(21,144)	—	(21,144)
Cash Dividends Paid, $.270 per Share	—	—	(4,325)	—	—	(4,325)
Stock Options Exercised, Net (12,145 Shares)	—	135	—	—	106	241
Shares Issued Under the Directors’ Stock Plan (2,784 Shares)	—	75	—	—	24	99
Shares Issued Under the Employee Stock Purchase Plan (3,626 Shares)	—	89	—	—	31	120
Shares Issued for Dividend Reinvestment Plans (13,917 Shares)	—	353	—	—	121	474
Stock-Based Compensation Expense	—	110	—	—	—	110
Purchase of Treasury Stock (60,241 Shares)	—	—	—	—	(2,093)	(2,093)
Balance at March 31, 2022	$20,800	$378,758	$62,328	$(20,797)	$(83,846)	$357,243

	Three Month Period Ended March 31, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	$20,194	353,662	41,899	$(816)	$(80,547)	$334,392
Cumulative impact of adoption of ASU 2016-13			120			120
Balance at January 1, 2021 as adjusted for impact of adoption of ASU 2016-13	20,194	353,662	42,019	(816)	(80,547)	334,512
Net Income	—	—	13,280	—	—	13,280
Other Comprehensive Income	—	—	—	(2,280)	—	(2,280)
Cash Dividends Paid, $.252 per Share [1]	—	—	(4,036)	—	—	(4,036)
Stock Options Exercised, Net (6,927 Shares)	—	94	—	—	62	156
Shares Issued Under the Directors’ Stock Plan (3,172 Shares)	—	70	—	—	28	98
Shares Issued Under the Employee Stock Purchase Plan (4,269 Shares)	—	86	—	—	38	124
Shares Issued for Dividend Reinvestment Plans (12,649 Shares)	—	342	—	—	113	455
Stock-Based Compensation Expense	—	104	—	—	—	104
Balance at March 31, 2021	$20,194	$354,358	$51,263	$(3,096)	$(80,306)	$342,413

1 Cash dividends paid per share have been adjusted for the September 24, 2021 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended March 31,
Cash Flows from Operating Activities:	2022	2021
Net Income	$12,575	$13,280
Provision for Credit Losses	769	(648)
Depreciation and Amortization	1,945	1,951
Net Gain on Securities Transactions	(130)	(160)
Loans Originated and Held-for-Sale	(974)	(24,037)
Proceeds from the Sale of Loans Held-for-Sale	1,349	32,093
Net Gain on the Sale of Loans	(52)	(1,415)
Net Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	15	90
Contributions to Retirement Benefit Plans	(171)	(146)
Deferred Income Tax (Benefit) Expense	(462)	349
Shares Issued Under the Directors’ Stock Plan	99	98
Stock-Based Compensation Expense	110	104
Tax Benefit from Exercise of Stock Options	22	13
Net Decrease (Increase) in Other Assets	4,477	(3,077)
Net (Decrease) Increase in Other Liabilities	(2,803)	1,624
Net Cash Provided By Operating Activities	16,769	20,119
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	21,473	25,977
Purchases of Securities Available-for-Sale	(75,049)	(130,481)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	4,699	4,291
Purchases of Securities Held-to-Maturity	(4,950)	(619)
Net Increase in Loans	(70,441)	(51,866)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	335	259
Purchase of Premises and Equipment	(3,123)	(1,311)
Net Decrease (Increase) in FHLB and Federal Reserve Bank Stock	889	(11)
Net Cash Used By Investing Activities	(126,167)	(153,761)
Cash Flows from Financing Activities:
Net Increase in Deposits	164,876	218,862
Net Decrease in Short-Term Borrowings	—	(10,691)
Finance Lease Payments	(13)	(12)
Repayments of Federal Home Loan Bank Term Advances	(20,000)	—
Purchase of Treasury Stock	(2,093)	—
Stock Options Exercised, Net	241	156
Shares Issued Under the Employee Stock Purchase Plan	120	124
Shares Issued for Dividend Reinvestment Plans	474	455
Cash Dividends Paid	(4,325)	(4,036)
Net Cash Provided By Financing Activities	139,280	204,858
Net Increase in Cash and Cash Equivalents	29,882	71,216
Cash and Cash Equivalents at Beginning of Period	457,696	380,991
Cash and Cash Equivalents at End of Period	$487,578	$452,207

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$1,156	$1,626
Income Taxes	318	—
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	403	349

See Notes to Unaudited Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow, the Company, we, or us), the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2022, December 31, 2021 and March 31, 2021; the results of operations for the three month periods ended March 31, 2022 and 2021; the consolidated statements of comprehensive income for the three month periods ended March 31, 2022 and 2021; the changes in stockholders' equity for the three month periods ended March 31, 2022 and 2021; and the cash flows for the three month periods ended March 31, 2022 and 2021. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2021 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Allowance for Credit Losses – Loans - Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaces the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable that a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Credit losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.
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
Investments in Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock are required for membership in those organizations and are carried at cost since there is no market value available. The FHLB New York continues to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of Federal Reserve Bank and FHLB stock.

There were no additional accounting standards adopted in the first three months of 2022.

Note 2. CASH AND CASH EQUIVALENTS (In Thousands)

The following table is the schedule of Cash and Cash Equivalents at March 31, 2022, December 31, 2021 and March 31, 2021.
	March 31, 2022	December 31, 2021	March 31, 2021
Cash and Due From Banks	$38,964	$26,978	$45,602
Interest-Bearing Deposits at Banks	448,614	430,718	406,605
Total Cash and Cash Equivalents	$487,578	457,696	452,207

Note 3.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at March 31, 2022, December 31, 2021 and March 31, 2021:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
March 31, 2022
Available-For-Sale Securities, at Amortized Cost	$140,000	$380	$471,829	$1,000	$613,209
Gross Unrealized Gains	21	—	211	—	232
Gross Unrealized Losses	(7,277)	—	(23,536)	(200)	(31,013)
Available-For-Sale Securities, at Fair Value	132,744	380	448,504	800	582,428
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					397,138

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$5,000	$20	$86	$—	$5,106
From 1 - 5 Years	135,000	—	249,495	—	384,495
From 5 - 10 Years	—	360	222,248	1,000	223,608
Over 10 Years	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$5,021	$20	$88	$—	$5,129
From 1 - 5 Years	127,723	—	241,614	—	369,337
From 5 - 10 Years	—	360	206,802	800	207,962
Over 10 Years	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$43,518	$—	$358,688	$—	$402,206
12 Months or Longer	84,205	—	74,546	800	159,551
Total	$127,723	$—	$433,234	$800	$561,757
Number of Securities in a Continuous Loss Position	18	—	129	1	148

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1,482	$—	$16,949	$—	$18,431
12 Months or Longer	5,795	—	6,587	200	12,582
Total	$7,277	$—	$23,536	$200	$31,013

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$140,000
US Agency Obligations, at Fair Value	132,744
US Government Agency Securities, at Amortized Cost			$8,853
US Government Agency Securities, at Fair Value			8,667
Government Sponsored Entity Securities, at Amortized Cost			462,976
Government Sponsored Entity Securities, at Fair Value			439,837

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2021
Available-For-Sale Securities, at Amortized Cost	$110,000	$400	$448,742	$1,000	$560,142
Gross Unrealized Gains	63	—	3,617	—	3,680
Gross Unrealized Losses	(1,698)	—	(2,608)	(200)	(4,506)
Available-For-Sale Securities, at Fair Value	108,365	400	449,751	800	559,316
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					298,106

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$74,088	$—	$263,292	$—	$337,380
12 Months or Longer	29,214	—	—	800	30,014
Total	$103,302	$—	$263,292	$800	$367,394
Number of Securities in a Continuous Loss Position	14	—	39	1	54

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$912	$—	$2,608	$—	$3,520
12 Months or Longer	786	—	—	200	986
Total	$1,698	$—	$2,608	$200	$4,506

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$110,000
US Agency Obligations, at Fair Value	108,365
US Government Agency Securities, at Amortized Cost			$9,386
US Government Agency Securities, at Fair Value			9,371
Government Sponsored Entity Securities, at Amortized Cost			439,356
Government Sponsored Entity Securities, at Fair Value			440,380

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
March 31, 2021
Available-For-Sale Securities, at Amortized Cost	$110,001	$508	$349,911	$1,000	$461,420
Gross Unrealized Gains	138	—	6,276	—	6,414
Gross Unrealized Losses	(1,769)	—	(1,776)	(200)	(3,745)
Available-For-Sale Securities, at Fair Value	108,370	508	354,411	800	464,089
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					352,214

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$103,231	$—	$120,780	$—	$224,011
12 Months or Longer	—	—	—	800	800
Total	$103,231	$—	$120,780	$800	$224,811
Number of Securities in a Continuous Loss Position	14	—	16	1	31

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1,769	$—	$1,776	$—	$3,545
12 Months or Longer	—	—	—	200	200
Total	$1,769	$—	$1,776	$200	$3,745

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$110,001
US Agency Obligations, at Fair Value	108,370
US Government Agency Securities, at Amortized Cost			$11,582
US Government Agency Securities, at Fair Value			11,658
Government Sponsored Entity Securities, at Amortized Cost			338,329
Government Sponsored Entity Securities, at Fair Value			342,753

At March 31, 2022, there was no allowance for credit losses for the AFS securities portfolio.

The following table is the schedule of Held-To-Maturity Securities at March 31, 2022, December 31, 2021 and March 31, 2021:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
March 31, 2022
Held-To-Maturity Securities, at Amortized Cost	$181,832	$14,829	$196,661
Gross Unrealized Gains	180	—	180
Gross Unrealized Losses	(832)	(147)	(979)
Held-To-Maturity Securities, at Fair Value	181,180	14,682	195,862
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			176,635

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$69,318	$221	$69,539
From 1 - 5 Years	109,607	14,608	124,215
From 5 - 10 Years	2,866	—	2,866
Over 10 Years	41	—	41

Maturities of Debt Securities, at Fair Value:
Within One Year	$69,315	$221	$69,536
From 1 - 5 Years	108,946	14,461	123,407
From 5 - 10 Years	2,878	—	2,878
Over 10 Years	41	—	41

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$96,088	$14,465	$110,553
12 Months or Longer	—	—	—
Total	$96,088	$14,465	$110,553

Number of Securities in a Continuous Loss Position	258	23	281

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$832	$147	$979
12 Months or Longer	—	—	—
Total	$832	$147	$979

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$4,954
US Government Agency Securities, at Fair Value		4,900
Government Sponsored Entity Securities, at Amortized Cost		9,875
Government Sponsored Entity Securities, at Fair Value		9,782

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2021
Held-To-Maturity Securities, at Amortized Cost	$180,195	$16,371	$196,566
Gross Unrealized Gains	4,179	547	4,726
Gross Unrealized Losses	—	—	—
Held-To-Maturity Securities, at Fair Value	184,374	16,918	201,292
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			175,218

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—
Number of Securities in a Continuous Loss Position	—	—	—

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$5,518
US Government Agency Securities, at Fair Value		5,647
Government Sponsored Entity Securities, at Amortized Cost		10,853
Government Sponsored Entity Securities, at Fair Value		11,271

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
March 31, 2021
Held-To-Maturity Securities, at Amortized Cost	$191,202	$23,359	$214,561
Gross Unrealized Gains	5,843	956	6,799
Gross Unrealized Losses	—	—	—
Held-To-Maturity Securities, at Fair Value	197,045	24,315	221,360
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			207,595

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—
Number of Securities in a Continuous Loss Position	—	—	—

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$8,310
US Government Agency Securities, at Fair Value		8,597
Government Sponsored Entity Securities, at Amortized Cost		15,049
Government Sponsored Entity Securities, at Fair Value		15,718

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at March 31, 2022, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at March 31, 2022 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended March 31, 2022.
Arrow's held to maturity debt securities are comprised of U.S. government agencies, U.S. government-sponsored enterprises or state and municipal obligations. U.S. government agencies and U.S. government-sponsored enterprise securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of March 31, 2022.

The following table is the schedule of Equity Securities at March 31, 2022, December 31, 2021 and March 31, 2021:

Equity Securities

	March 31, 2022	December 31, 2021	March 31, 2021
Equity Securities, at Fair Value	$1,877	$1,747	$1,796

The following is a summary of realized and unrealized gains recognized in net income on equity securities during the three month periods ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Net Gain on Equity Securities	$130	$160
Less: Net gain recognized during the reporting period on equity securities sold during the period	—	—
Unrealized net gain recognized during the reporting period on equity securities still held at the reporting date	$130	$160

Note 4.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of March 31, 2022, and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $831, $1,154 and $4,443 as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2022
Loans Past Due 30-59 Days	$69	$—	$6,631	$2,565	$9,265
Loans Past Due 60-89 Days	89	—	2,562	267	2,918
Loans Past Due 90 or more Days	—	346	1,041	1,531	2,918
Total Loans Past Due	158	346	10,234	4,363	15,101
Current Loans	155,309	638,091	966,414	962,352	2,722,166
Total Loans	$155,467	$638,437	$976,648	$966,715	$2,737,267

December 31, 2021
Loans Past Due 30-59 Days	$202	$—	$6,713	$107	$7,022
Loans Past Due 60-89 Days	3	—	2,709	2,557	5,269
Loans Past Due 90 or more Days	157	1,180	1,564	1,981	4,882
Total Loans Past Due	362	1,180	10,986	4,645	17,173
Current Loans	172,156	627,749	909,570	941,293	2,650,768
Total Loans	$172,518	$628,929	$920,556	$945,938	$2,667,941

March 31, 2021
Loans Past Due 30-59 Days	$63	$143	$2,233	$2,097	$4,536
Loans Past Due 60-89 Days	34	2,723	822	156	3,735
Loans Past Due 90 or more Days	38	1,474	592	1,700	3,804
Total Loans Past Due	135	4,340	3,647	3,953	12,075
Current Loans	288,416	577,167	857,524	904,061	2,627,168
Total Loans	$288,551	$581,507	$861,171	$908,014	$2,639,243

Schedule of Non Accrual Loans by Category
		Commercial
March 31, 2022	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$55	$55
Nonaccrual Loans	70	6,360	1,155	2,165	9,750
Nonaccrual With No Allowance for Credit Loss	70	3,609	1,155	2,165	6,999
Interest Income on Nonaccrual Loans	—	—	—	—	—

December 31, 2021
Loans 90 or More Days Past Due and Still Accruing Interest	$157	$—	$—	$666	$823
Nonaccrual Loans	34	7,243	1,697	1,790	10,764

March 31, 2021
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$242	$242
Nonaccrual Loans	64	4,364	746	2,913	8,087

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

Commercial Real Estate - Arrow offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are typically secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and both owner and non owner-occupied facilities. These loans are typically less risky than commercial loans, since they are secured by real estate and buildings, and are generally originated in amounts of no more than 80% of the appraised value of the property. However, Arrow also offers commercial construction and land development loans to finance projects. Many projects will ultimately be used by the borrowers' businesses, while others are developed for resale. These real estate loans are also typically secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities and both owner-occupied and non-owner-occupied facilities. There is enhanced risk during the construction period, since the loan is secured by an incomplete project.

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

Residential - Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. Arrow originates fixed-rate and adjustable-rate one-to-four-family residential real estate loans for the construction, purchase of real estate or refinancing of an existing mortgage. These loans are collateralized primarily by owner-occupied properties generally located in Arrow's market area. Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 80% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance. Arrow’s underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals, and a review of the borrower’s financial condition. Mortgage title insurance and hazard insurance are normally required. It is Arrow's general practice to underwrite residential real estate loans to secondary market standards. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period. In addition, Arrow offers fixed home equity loans, as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Arrow's policy allows for a maximum loan to value ratio of 80%, although periodically higher advances are allowed.  Arrow originates home equity lines of credit and second mortgage loans (loans secured by a second junior lien position on one-to-four-family residential real estate).  Risk is generally reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

Allowance for Credit Losses

Loan segments were selected by class code and application code to ensure each segment is comprised of loans with homogenous loan characteristics and similar risk profiles. The resulting loan segments are commercial - non-Paycheck Protection Program (PPP), commercial PPP, commercial real estate, consumer and residential real estate loans. The consumer segment is mainly comprised of automobile loans, and since they are relatively short-term in nature, with similar dollar amounts and collateral, the vintage analysis method was selected to determine the credit loss reserve. The vintage method utilizes Arrow loan data exclusively as the method calculates a loss rate based on the total origination balance of the loans by year and the charge-off and recovery rate of the same origination year. Arrow maintains, over the life of the loan, the loss curve by vintage year. The discounted cash flow method (DCF) is used to calculate the reserve for credit losses for the commercial, commercial real estate and residential real estate segments.
The March 31, 2022 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflects the economic conditions with a reduction of approximately 0.4% in the national unemployment rate during the six-quarter forecast period, while forecasted gross domestic product are projected to decline approximately 4.1%. The home price index (HPI) forecast increased approximately 3.3% from the previous quarter level. The national HPI forecast is projecting growth beyond any recent actual growth when compared to the Albany Metropolitan Statistical Area for the last 10 years and is considered to be a unique circumstance not reflective of current economic conditions in our markets. As a result, an additional qualitative adjustment was utilized to capture additional risk outside of the quantitative model. Key assumptions utilized in the CECL calculation include loan segmentation, loan loss regression analysis, reasonable and supportable forecast period, reversion period, discounted cash flow inputs including economic forecast data and prepayment and curtailment speeds and qualitative factors. Key assumptions are reviewed and approved on a quarterly basis. Driven by current economic forecasts, loan growth and net charge offs during the quarter, the first quarter provision for credit losses was $769 thousand. The provision is directionally consistent with both the latest economic forecasts as well as first quarter activity. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of March 31, 2022.

The following table details activity in the allowance for credit losses on loans for the three months ended March 31, 2022 and March 31, 2021.

Allowance for Credit Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Rollforward of the Allowance for Credit Losses for the Quarterly Period:
December 31, 2021	$2,298	$13,136	$2,402	$9,445	$27,281
Charge-offs	—	—	(799)	(30)	(829)
Recoveries	8	—	432	—	440
Provision	209	406	475	(321)	769
March 31, 2022	$2,515	$13,542	$2,510	$9,094	$27,661

Balance as of January 1, 2021 as adjusted for ASU 2016-13	$4,257	$12,054	$2,179	$9,442	$27,932
Charge-offs	(3)	—	(627)	(3)	$(633)
Recoveries	—	—	189	—	$189
Provision	43	(110)	688	(1,269)	$(648)
March 31, 2021	$4,297	$11,944	$2,429	$8,170	$26,840

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. Changes in this allowance are reflected in other operating expenses within the non-interest expense category. As of March 31, 2022, the total unfunded commitment off-balance sheet credit exposure was $1.5 million.

Individually Evaluated Loans

All loans not included in the vintage analysis method that exceed $250,000, which are on nonaccrual status, are evaluated on an individual basis. Arrow made the policy election to apply a practical expedient for collateral dependent financial assets when the borrower is experiencing financial difficulty and the repayment is expected through the sale of the collateral. This allows Arrow to use fair value of the collateral at the reporting date adjusted for estimated cost to sell when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operating of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. As of March 31, 2022, there were three total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $6.4 million and only one loan had an allowance for credit loss of $582 thousand.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2022, December 31, 2021 and March 31, 2021:

March 31, 2022	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	6,014	6,014
Consumer	—	—	—
Residential	415	—	415
Total	$415	$6,014	$6,429

December 31, 2021	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	6,732	6,732
Consumer	—	—	—
Residential	673	—	673
Total	$673	$6,732	$7,405

March 31, 2021	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	3,851	3,851
Consumer	—	—	—
Residential	1,156	—	1,156
Total	$1,156	$3,851	$5,007

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
March 31, 2022
Ending Loan Balance - Collectively Evaluated	$155,467	$632,423	$976,648	$966,300	$2,730,838
Allowance for Credit Losses - Loans Collectively Evaluated	2,515	12,960	2,510	9,094	27,079

Ending Loan Balance - Individually Evaluated	—	6,014	—	415	6,429
Allowance for Credit Losses - Loans Individually Evaluated	—	582	—	—	582

December 31, 2021
Ending Loan Balance - Collectively Evaluated	$172,518	$622,197	$920,556	$945,265	$2,660,536
Allowance for Credit Losses - Loans Collectively Evaluated	2,298	12,537	2,402	9,445	$26,682
Ending Loan Balance - Individually Evaluated	—	6,732	—	673	7,405
Allowance for Credit Losses - Loans Individually Evaluated	—	599	—	—	599

March 31, 2021
Ending Loan Balance - Collectively Evaluated	$288,551	$577,656	$861,171	$906,858	$2,634,236
Allowance for Credit Losses - Loans Collectively Evaluated	4,297	11,388	2,429	8,170	26,284
Ending Loan Balance - Individually Evaluated	—	3,851	—	1,156	5,007
Allowance for Credit Losses - Loans Individually Evaluated	—	556	—	—	556

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
Arrow considers the need to qualitatively adjust expected credit loss estimates for information not already captured in the loss estimation process. These qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses. Adjustments are not made for information that has already been considered and included in the loss estimation process.

Arrow considers the qualitative factors that are relevant as of the reporting date, which may include, but are not limited to the following factors:
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

Loan Credit Quality Indicators

The following tables presents credit quality indicators by total loans amortized cost basis by origination year as of March 31, 2022, December 31, 2021 and March 31, 2021.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
March 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial:
Risk rating
Satisfactory	$8,048	$49,980	$31,869	$10,454	$11,149	$22,662	$7,656	$—	$141,818
Special mention	—	—	—	—	—	50	—	—	50
Substandard	—	3,504	3,593	541	—	—	5,961	—	13,599
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$8,048	$53,484	$35,462	$10,995	$11,149	$22,712	$13,617	$—	$155,467

Commercial Real Estate:
Risk rating
Satisfactory	$22,582	$143,784	$270,523	$42,126	$37,604	$75,806	$1,554	$—	$593,979
Special mention	627	—	5,825	1,193	—	1,213	—	—	8,858
Substandard	2,241	4,852	16,073	3,877	95	8,462	—	—	35,600
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$25,450	$148,636	$292,421	$47,196	$37,699	$85,481	$1,554	$—	$638,437

Consumer:
Risk rating
Performing	$155,883	$369,231	$215,735	$134,973	$69,783	$29,427	$462	$—	$975,494
Nonperforming	—	321	296	293	138	106	—	—	1,154
Total Consumer Loans	$155,883	$369,552	$216,031	$135,266	$69,921	$29,533	$462	$—	$976,648

Residential:
Risk rating
Performing	$37,795	$193,693	$144,671	$89,415	$83,582	$294,391	$120,949	$—	$964,496
Nonperforming	—	—	133	—	27	1,739	320	—	2,219
Total Residential Loans	$37,795	$193,693	$144,804	$89,415	$83,609	$296,130	$121,269	$—	$966,715

Total Loans	$227,176	$765,365	$688,718	$282,872	$202,378	$433,856	$136,902	$—	$2,737,267

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial:
Risk rating
Satisfactory	$75,615	$35,522	$11,591	$11,661	$7,792	$3,442	$12,783	$—	$158,406
Special mention	—	—	3	—	—	5,899	—	—	5,902
Substandard	3,541	3,791	589	—	25	12	252	—	8,210
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$79,156	$39,313	$12,183	$11,661	$7,817	$9,353	$13,035	$—	$172,518

Commercial Real Estate:
Risk rating
Satisfactory	$140,636	$276,461	$42,369	$37,997	$22,155	$59,698	$1,923	$—	$581,239
Special mention	—	7,893	1,204	—	137	1,906	—	—	11,140
Substandard	7,248	16,405	3,910	96	—	8,867	24	—	36,550
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$147,884	$300,759	$47,483	$38,093	$22,292	$70,471	$1,947	$—	$628,929

Consumer:
Risk rating
Performing	$402,558	$239,492	$154,517	$82,673	$29,587	$9,578	$455	$—	$918,860
Nonperforming	388	399	502	151	160	96	—	—	1,696
Total Consumer Loans	$402,946	$239,891	$155,019	$82,824	$29,747	$9,674	$455	$—	$920,556

Residential:
Risk rating
Performing	$187,708	$146,113	$93,547	$88,505	$93,524	$215,679	$118,595	$—	$943,671
Nonperforming	—	133	—	27	162	1,907	38	—	2,267
Total Residential Loans	$187,708	$146,246	$93,547	$88,532	$93,686	$217,586	$118,633	$—	$945,938

Total Loans	$817,694	$726,209	$308,232	$221,110	$153,542	$307,084	$134,070	$—	$2,667,941

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
March 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial:
Risk rating
Satisfactory	$78,184	$126,061	$18,202	$15,693	$10,004	$12,234	$14,006	$—	$274,384
Special mention	—	5,031	66	—	—	2	—	—	5,099
Substandard	—	5,507	—	—	—	3,514	47	—	9,068
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$78,184	$136,599	$18,268	$15,693	$10,004	$15,750	$14,053	$—	$288,551

Commercial Real Estate:
Risk rating
Satisfactory	$24,511	$298,907	$49,957	$44,902	$24,558	$83,690	$3,161	$—	$529,686
Special mention	—	17,825	2,010	—	142	2,115	—	—	22,092
Substandard	2,021	10,853	4,006	163	—	12,661	25	—	29,729
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$26,532	$327,585	$55,973	$45,065	$24,700	$98,466	$3,186	$—	$581,507

Consumer:
Risk rating
Performing	$95,223	$321,575	$225,191	$135,646	$56,508	$25,834	$448	$—	$860,425
Nonperforming	—	141	181	189	167	68	—	—	746
Total Consumer Loans	$95,223	$321,716	$225,372	$135,835	$56,675	$25,902	$448	$—	$861,171

Residential:
Risk rating
Performing	$34,833	$156,500	$114,523	$107,176	$110,308	$266,377	$115,142	$—	$904,859
Nonperforming	—	203	—	27	149	2,544	232	—	3,155
Total Residential Loans	$34,833	$156,703	$114,523	$107,203	$110,457	$268,921	$115,374	$—	$908,014

For the purposes of the table above, nonperforming consumer and residential loans were those loans on nonaccrual status or were 90 days or more past due and still accruing interest.
The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $2.2 million.
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
3) Substandard - Loans classified as “substandard” are inadequately protected by the current sound net worth or paying capacity of the borrower or the collateral pledged, if any.  Loans in this category have well defined weaknesses that jeopardize the repayment. They are characterized by the distinct possibility that Arrow will sustain some loss if the deficiencies are not corrected. “Substandard” loans may include loans which are likely to require liquidation of collateral to effect repayment, and other loans where character or ability to repay has become suspect. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard;
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

Loans Modified in Trouble Debt Restructurings During the Period
Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
March 31, 2022
Number of Loans	—	—	1	—	1
Pre-Modification Outstanding Recorded Investment	$—	$—	$7	$—	$7
Post-Modification Outstanding Recorded Investment	—	—	7	—	7
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

March 31, 2021
Number of Loans	—	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	—	—	—	—	—
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

In general, prior to the COVID-19 pandemic, loans requiring modification were restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of March 31, 2022.

Note 5.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of March 31, 2022, December 31, 2021 and March 31, 2021:

Commitments to Extend Credit and Letters of Credit
	March 31, 2022	December 31, 2021	March 31, 2021
Notional Amount:
Commitments to Extend Credit	$438,055	$402,280	$437,920
Standby Letters of Credit	3,351	3,223	3,775
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	23	24	12

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at March 31, 2022, December 31, 2021 and March 31, 2021 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Arrow's policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at March 31, 2022, December 31, 2021 and March 31, 2021, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
On July 1, 2020, Daphne Richard, a customer of Glens Falls National Bank and Trust Company (Glens Falls National or GFNB) filed a putative class action complaint against GFNB in the United States District Court for the Northern District of New York. The complaint alleges that GFNB assessed overdraft fees on certain transactions drawn on her checking account without having sufficiently disclosed its overdraft-fee practices in its account agreement. Ms. Richard, on behalf of two purported classes, seeks compensatory damages, disgorgement of profits, statutory damages, treble damages, enjoinment of the conduct complained of, and costs and fees. The complaint is similar to complaints filed against other financial institutions pertaining to overdraft fees. On April 13, 2022, the court preliminarily approved a settlement agreement among Arrow, GFNB, Saratoga National Bank and Trust Company (Saratoga National or SNB) and the plaintiffs, pursuant to which, among other things, Arrow established a settlement fund of approximately $1.5 million. Arrow expressly denies any wrongdoing in connection with the matters claimed in the complaint.

Note 6.    COMPREHENSIVE LOSS (In Thousands)

The following table presents the components of other comprehensive loss for the three month periods ended March 31, 2022 and 2021:

Schedule of Comprehensive Loss Income
	Three Months Ended March 31,
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
2022
Net Unrealized Securities Holding Loss on Securities Available-for-Sale Arising During the Period	$(29,955)	$7,659	$(22,296)
Net Unrealized Gain on Cash Flow Swap	1,512	(387)	1,125
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(29)	8	(21)
Amortization of Net Retirement Plan Actuarial Loss	57	(15)	42
Amortization of Net Retirement Plan Prior Service Cost	7	(1)	6
Other Comprehensive Loss	$(28,408)	$7,264	$(21,144)

2021
Net Unrealized Securities Holding Loss on Securities Available-for-Sale Arising During the Period	$(5,121)	$1,309	$(3,812)
Net Unrealized Gain on Cash Flow Swap	1,982	(507)	1,475
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(28)	8	(20)
Amortization of Net Retirement Plan Actuarial Loss	46	(12)	34
Amortization of Net Retirement Plan Prior Service Cost	59	(16)	43
Other Comprehensive Loss	$(3,062)	$782	$(2,280)

The following table presents the changes in accumulated other comprehensive income (loss) by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized (Loss) and Gain on Available-for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Loss	Net Prior Service Cost

For the Quarter-To-Date periods ended:
December 31, 2021	$(614)	$1,320	$639	$(998)	$347
Other comprehensive income or loss before reclassifications	(22,296)	1,125	—	—	(21,171)
Amounts reclassified from accumulated other comprehensive income	—	(21)	42	6	27
Net current-period other comprehensive (loss) income	(22,296)	1,104	42	6	(21,144)
March 31, 2022	$(22,910)	$2,424	$681	$(992)	$(20,797)

December 31, 2020	$5,799	$485	$(5,929)	$(1,171)	$(816)
Other comprehensive income or loss before reclassifications	(3,812)	1,475	—	—	(2,337)
Amounts reclassified from accumulated other comprehensive income	—	(20)	34	43	57
Net current-period other comprehensive (loss) income	(3,812)	1,455	34	43	(2,280)
March 31, 2021	$1,987	$1,940	$(5,895)	$(1,128)	$(3,096)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive loss.

Reclassifications Out of Accumulated Other Comprehensive Loss

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income Is Presented

For the Quarter-to-date periods ended:

March 31, 2022
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$29		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(7)	(1)	Salaries and Employee Benefits
Actuarial loss	(57)	(1)	Salaries and Employee Benefits
	(35)		Total before Tax
	8		Provision for Income Taxes
Total reclassifications for the period	$(27)		Net of Tax

March 31, 2021
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$28		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	$(59)	(1)	Salaries and Employee Benefits
Actuarial loss	(46)	(1)	Salaries and Employee Benefits
	(77)		Total before Tax
	20		Provision for Income Taxes
Total reclassifications for the period	$(57)		Net of Tax

(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

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

The following table summarizes information about stock option activity for the year to date period ended March 31, 2022.

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2022	270,758	$28.45
Granted	57,000	35.83
Exercised	(12,145)	19.81
Forfeited	(246)	19.67
Outstanding at March 31, 2022	315,367	30.12

Vested at Period-End	177,611	28.24
Expected to Vest	137,756	32.55

Stock Options Granted
Weighted Average Grant Date Information:
Fair Value of Options Granted	$7.65
Fair Value Assumptions:
Dividend Yield	2.90%
Expected Volatility	27.15%
Risk Free Interest Rate	1.69%
Expected Lives (in years)	8.56

The following table presents information on the amounts expensed related to stock options for the three month periods ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Amount expensed	$75	$72

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

The following table summarizes information about restricted stock unit activity for the periods ended March 31, 2022 and 2021.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	13,203	$30.15
Granted	4,186	35.83
Vested	(4,263)	29.02
Non-vested at March 31, 2022	13,126	32.32

Non-vested at January 1, 2021	12,012	30.70
Granted	4,880	28.54
Vested	(3,689)	29.82
Non-vested at March 31, 2021	13,203	30.15
The following table presents information on the amounts expensed related to restricted stock units for the periods ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Amount expensed	$35	$32

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
As of December 31, 2021, Arrow began using the sex-distinct amount-weighted Pri-2012 mortality tables for employees, healthy annuitants and contingent survivors, adjusted for mortality improvements with the Scale MP-2021 mortality improvement scale on a generational basis for the Pension Plan and the sex-distinct amount-weighted White Collar tables for employees, healthy annuitants and contingent survivors, adjusted for mortality improvements with the scale MP-2021 mortality improvement scale on a generational basis for the Select Executive Retirement Plan. As of December 31, 2021, Arrow began using the sex-distinct Pri.H-2012 headcount-weighted mortality tables for employees and healthy annuitants, adjusted for mortality improvements with the Scale MP-2021 mortality improvement scale on a generational basis.
Segment interest rates of 1.02%, 2.72%, 3.08% were used in determining the present value of a lump sum payment/annuitizing cash balance accounts for the 2021 plan year.
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
The following tables provide the components of net periodic benefit costs for the three-month periods ended March 31, 2022 and 2021.

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic (Benefit) Cost
For the Three Months Ended March 31, 2022:
Service Cost [1]	$488	$147	$27
Interest Cost [2]	367	51	64
Expected Return on Plan Assets [2]	(1,099)	—	—
Amortization of Prior Service Cost [2]	19	11	27
Amortization of Net Loss (Gain) [2]	—	39	(32)
Net Periodic (Benefit) Cost	$(225)	$248	$86

Plan Contributions During the Period	$—	$116	$55

For the Three Months Ended March 31, 2021:
Service Cost [1]	$460	$118	$31
Interest Cost [2]	340	45	67
Expected Return on Plan Assets [2]	(950)	—	—
Amortization of Prior Service Cost [2]	20	12	27
Amortization of Net Loss [2]	—	38	8
Net Periodic (Benefit) Cost	$(130)	$213	$133

Plan Contributions During the Period	$—	$118	$28

Estimated Future Contributions in the Current Fiscal Year	$—	$348	$165
Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the period ended March 31, 2022 and currently, additional contributions in 2022 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 9.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for periods ended March 31, 2022 and 2021.  2021 share and per share amounts have been adjusted for the September 24, 2021, 3% stock dividend.

Earnings Per Share
	Three Months Ended
	March 31, 2022	March 31, 2021
Earnings Per Share - Basic:
Net Income	$12,575	$13,280
Weighted Average Shares - Basic	16,030	15,994
Earnings Per Share - Basic	$0.78	$0.83

Earnings Per Share - Diluted:
Net Income	$12,575	$13,280
Weighted Average Shares - Basic	16,030	15,994
Dilutive Average Shares Attributable to Stock Options	53	36
Weighted Average Shares - Diluted	16,083	16,030
Earnings Per Share - Diluted	$0.78	$0.83

Note 10.    FAIR VALUES (Dollars In Thousands)

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2022, December 31, 2021 and March 31, 2021 were securities available-for-sale, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
March 31, 2022
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$132,744	$—	$132,744	$—
State and Municipal Obligations	380	—	380	—
Mortgage-Backed Securities	448,504	—	448,504	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	582,428	—	582,428	—
Equity Securities	1,877	—	1,877	—
Total Securities Measured on a Recurring Basis	584,305	—	584,305	—
Derivatives, included in other assets	4,131	—	4,131	—
Total Measured on a Recurring Basis	$588,436	$—	$588,436	$—
Liabilities:
Derivatives, included in other liabilities	4,131	—	4,131	—
Total Measured on a Recurring Basis	$4,131	$—	$4,131	$—
December 31, 2021
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$108,365	$—	$108,365	$—
State and Municipal Obligations	400	—	400	—
Mortgage-Backed Securities	449,751	—	449,751	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	559,316	—	559,316	—
Equity Securities	1,747	—	1,747	—

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total Securities Measured on a Recurring Basis	561,063	—	561,063	—
Derivatives, included in other liabilities	2,083	—	2,083	—
Total Measured on a Recurring Basis	$563,146	$—	$563,146	$—
Liabilities:
Derivatives, included in other liabilities	2,083	—	2,083	—
Total Measured on a Recurring Basis	$2,083	$—	$2,083	$—
March 31, 2021
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$108,370	$—	$108,370	$—
State and Municipal Obligations	508	—	508	—
Mortgage-Backed Securities	354,411	—	354,411	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	464,089	—	464,089	—
Equity Securities	1,796	—	1,796	—
Total Securities Measured on a Recurring Basis	$465,885	$—	$465,885	$—
Derivatives, included in other assets	2,298	$—	2,298	—
Total Measured on a Recurring Basis	$468,183	$—	$468,183	$—
Liabilities:
Derivatives, included in other liabilities	2,298	—	2,298	—
Total Measured on a Recurring Basis	$2,298	$—	$2,298	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
March 31, 2022
Collateral Dependent Evaluated Loans	$2,168	$—	$—	$2,168
Other Real Estate Owned and Repossessed Assets, Net	180	—	—	180	—
December 31, 2021
Collateral Dependent Impaired Loans	$2,457	$—	$—	$2,457
Other Real Estate Owned and Repossessed Assets, Net	126	—	—	126	—
March 31, 2021
Collateral Dependent Impaired Loans	$2,423	$—	$—	$2,423
Other Real Estate Owned and Repossessed Assets, Net	242	—	—	242	—

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent evaluated loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at March 31, 2022, December 31, 2021 and March 31, 2021.

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
The book value of the outstanding trust preferred securities (Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts) are considered to approximate fair value since the interest rates are variable (indexed to the London Inter-Bank Offered Rate (LIBOR)) and Arrow is well-capitalized.

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Cash and Cash Equivalents	$487,578	$487,578	$487,578	$—	$—
Securities Available-for-Sale	582,428	582,428	—	582,428	—
Securities Held-to-Maturity	196,661	195,862	—	195,862	—
Equity Securities	1,877	1,877	—	1,877	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,491	4,491	—	4,491	—
Net Loans	2,709,606	2,648,804	—	—	2,648,804
Accrued Interest Receivable	8,099	8,099	—	8,099	—
Derivatives, included in other assets	4,131	4,131		4,131
Deposits	3,715,373	3,711,189	—	3,711,189	—
Federal Home Loan Bank Term Advances	25,000	25,001	—	25,001	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	102	102	—	102	—
Derivatives, included in other liabilities	4,131	4,131	—	4,131	—

December 31, 2021
Cash and Cash Equivalents	$457,696	$457,696	$457,696	$—	$—
Securities Available-for-Sale	559,316	559,316	—	559,316	—
Securities Held-to-Maturity	196,566	201,292	—	201,292	—
Equity Securities	1,747	1,747	—	1,747
Federal Home Loan Bank and Federal Reserve Bank Stock	5,380	5,380	—	5,380	—
Net Loans	2,640,660	2,618,311	—	—	2,618,311
Accrued Interest Receivable	7,384	7,384	—	7,384	—
Derivatives, included in other assets	2,083	2,083	—	2,083	—
Deposits	3,550,497	3,548,554	—	3,548,554	—
Federal Home Loan Bank Term Advances	45,000	45,518	—	45,518	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	138	138	—	138	—
Derivatives, included in other liabilities	2,083	2,083	—	2,083	—

March 31, 2021
Cash and Cash Equivalents	$452,207	$452,207	$452,207	$—	$—
Securities Available-for-Sale	464,089	464,089	—	464,089	—
Securities Held-to-Maturity	214,561	221,360	—	221,360	—
Equity Securities	1,796	1,796	—	1,796
Federal Home Loan Bank and Federal Reserve Bank Stock	5,360	5,360	—	5,360	—
Net Loans	2,612,403	2,603,225	—	—	2,603,225
Accrued Interest Receivable	8,258	8,258	—	8,258	—
Derivatives, included in other assets	2,298	2,298	—	2,298	—
Deposits	3,453,588	3,265,208	—	3,265,208	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	6,795	6,795	—	6,795	—
Federal Home Loan Bank Term Advances	45,000	46,176	—	46,176	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	237	237	—	237	—
Derivatives, included in other liabilities	2,298	2,298	—	2,298	—

Note 11.    LEASES (Dollars In Thousands)

Arrow is a lessee in its leases, which are mainly for financial services locations in addition to leases for corporate vehicles. These leases generally require Arrow to pay third-party expenses on behalf of the Lessor, which are referred to as variable payments. Under some leases, Arrow pays the variable payments to the lessor, and in other leases, Arrow pays the variable payments directly to the applicable third party. None of Arrow's current leases include any residual value guarantees or any subleases, and there are no significant rights and obligations of Arrow for leases that have not commenced as of the reporting date.
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

The following includes quantitative data related to Arrow's leases as of and for the three months ended March 31, 2022 and March 31, 2021:

		Three Months Ended
Finance Lease Amounts:	Classification	March 31, 2022	March 31, 2021
Right-of-Use Assets	Premises and Equipment, Net	$4,770	$4,947
Lease Liabilities	Finance Leases	5,156	5,205

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$6,676	$5,435
Lease Liabilities	Other Liabilities	6,863	5,522

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$49	$49
Operating Outgoing Cash Flows From Operating Leases		260	261
Financing Outgoing Cash Flows From Finance Leases		13	12
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		—	331
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		28.0	28.9
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		11.2	12.5
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		2.81%	3.13%

Lease cost information for the Company's leases is as follows:
	Three Months Ended
	March 31, 2022	March 31, 2021
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$44	$44
Interest on Lease Liabilities	49	49
Operating Lease Cost	312	209
Short-term Lease Cost	10	5
Variable Lease Cost	95	104
Total Lease Cost	$510	$411

Future Lease Payments at March 31, 2022 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
3/31/2023	$1,206	$243
3/31/2024	904	243
3/31/2025	732	254
3/31/2026	682	265
3/31/2027	618	268
Thereafter	4,053	7,465
Total Undiscounted Cash Flows	$8,195	$8,738
Less: Net Present Value Adjustment	1,332	3,582
Lease Liability	$6,863	$5,156

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

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	March 31, 2022	December 31, 2021	March 31, 2021
Fair value adjustment included in other assets	$4,131	$2,083	$2,298
Fair value adjustment included in other liabilities	4,131	2,083	2,298
Notional amount	171,182	172,668	175,113

Derivatives Designated as Hedging Instruments
Arrow has entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. These agreements are designated as cash flow hedges.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (AOCI) and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on Arrow's Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts borrowings.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Amount of gain recognized in AOCI	$1,512	$1,249	$1,982
Amount of gain reclassified from AOCI to interest expense	29	126	28

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

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of March 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2021 due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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
May 6, 2022

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2022

NOTE ON TERMINOLOGY
In this Quarterly Report on Form 10-Q (this Report), the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Form 10-Q, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 152 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s "Bank Holding Company Performance Report" for December 31, 2021 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

THE COMPANY AND ITS SUBSIDIARIES
Arrow is a two-bank holding company headquartered in Glens Falls, New York.  The banking subsidiaries are Glens Falls National whose main office is located in Glens Falls, New York, and Saratoga National whose main office is located in Saratoga Springs, New York.  Active subsidiaries of Glens Falls National include Upstate Agency, LLC (an insurance agency that sells property and casualty insurance and also specializes in selling and servicing group health care policies and life insurance), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to Arrow's proprietary mutual funds) and Arrow Properties, Inc. (a real estate investment trust, or REIT). Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004, which issued trust preferred securities (TRUPs), which are still outstanding.

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
•similar uncertainties inherent in banking operations or business generally, including technological developments and changes; and
•other risks detailed from time to time within our filings with the Securities and Exchange Commission (SEC).

Arrow is under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results. All forward-looking statements, express or implied, included in this Report and the documents incorporated by reference and that are attributable to Arrow are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Arrow or any persons acting on our behalf may issue. This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Annual Report) and our other filings with the SEC.

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

Arrow Financial Corporation
Selected Quarterly Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Net Income	$12,575	$10,309	$12,989	$13,279	$13,280
Transactions in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	96	(104)	(79)	145	119

Share and Per Share Data:[1]
Period End Shares Outstanding	16,013	16,041	16,020	16,039	16,009
Basic Average Shares Outstanding	16,030	16,028	16,027	16,024	15,994
Diluted Average Shares Outstanding	16,083	16,091	16,085	16,085	16,030
Basic Earnings Per Share	$0.78	$0.64	$0.81	$0.83	$0.83
Diluted Earnings Per Share	0.78	0.63	0.81	0.83	0.83
Cash Dividend Per Share	0.270	0.260	0.252	0.252	0.252

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$410,644	$551,890	$416,500	$369,034	$334,155
Investment Securities	797,347	681,732	675,980	668,089	593,822
Loans	2,678,796	2,660,665	2,641,726	2,651,449	2,618,362
Deposits	3,582,256	3,590,766	3,435,933	3,395,271	3,254,815
Other Borrowed Funds	68,596	70,162	72,187	74,957	82,659
Stockholders’ Equity	370,264	364,409	359,384	350,203	340,708
Total Assets	4,054,943	4,060,540	3,902,041	3,851,921	3,712,020
Return on Average Assets, annualized	1.26%	1.01%	1.32%	1.38%	1.45%
Return on Average Equity, annualized	13.77%	11.22%	14.34%	15.21%	15.81%
Return on Average Tangible Equity, annualized [2]	14.72%	12.01%	15.36%	16.32%	17.00%
Average Earning Assets	$3,886,787	$3,894,287	$3,734,206	$3,688,572	$3,546,339
Average Paying Liabilities	2,855,884	2,841,304	2,705,283	2,721,961	2,639,240
Interest Income	28,947	28,354	29,807	29,695	27,694
Tax-Equivalent Adjustment [3]	270	285	292	293	235
Interest Income, Tax-Equivalent [3]	29,217	28,639	30,099	29,988	27,929
Interest Expense	1,122	1,152	1,169	1,335	1,539
Net Interest Income	27,825	27,202	28,638	28,360	26,155
Net Interest Income, Tax-Equivalent [3]	28,095	27,487	28,930	28,653	26,390
Net Interest Margin, annualized	2.90%	2.77%	3.04%	3.08%	2.99%
Net Interest Margin, Tax Equivalent, annualized [3]	2.93%	2.80%	3.07%	3.12%	3.02%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$18,945	$20,860	$19,423	$19,087	$18,678
Less: Intangible Asset Amortization	49	52	51	53	54
Net Noninterest Expense	$18,896	$20,808	$19,372	$19,034	$18,624
Net Interest Income, Tax-Equivalent [3]	$28,095	$27,487	$28,930	$28,653	$26,390
Noninterest Income	8,162	7,589	7,694	8,478	8,608
Less: Net Changes in Fair Value of Equity Invest.	130	(139)	(106)	196	160
Net Gross Income	$36,127	$35,215	$36,730	$36,935	$34,838
Efficiency Ratio [4]	52.30%	59.09%	52.74%	51.53%	53.46%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$357,243	$371,186	$360,171	$353,033	$342,413
Book Value per Share [1]	22.31	23.14	22.48	22.01	21.39
Goodwill and Other Intangible Assets, net	23,691	23,791	23,879	23,955	23,922
Tangible Book Value per Share [1,2]	20.83	21.66	20.99	20.52	19.89

Capital Ratios:[5]
Tier 1 Leverage Ratio	9.37%	9.20%	9.39%	9.29%	9.37%
Common Equity Tier 1 Capital Ratio	13.48%	13.77%	13.71%	13.79%	13.56%
Tier 1 Risk-Based Capital Ratio	14.23%	14.55%	14.51%	14.61%	14.39%
Total Risk-Based Capital Ratio	15.33%	15.69%	15.66%	15.78%	15.55%

Assets Under Trust Admin. & Investment Mgmt.	$1,793,747	$1,851,101	$1,778,659	$1,804,854	$1,725,754

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

		3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
	Total Stockholders' Equity (GAAP)	$357,243	$371,186	$360,171	$353,033	$342,413
	Less: Goodwill and Other Intangible assets, net	23,691	23,791	23,879	23,955	23,922
	Tangible Equity (Non-GAAP)	$333,552	$347,395	$336,292	$329,078	$318,491

	Period End Shares Outstanding	16,013	16,041	16,020	16,039	16,009
	Tangible Book Value per Share (Non-GAAP)	$20.83	$21.66	$20.99	$20.52	$19.89
	Net Income	12,575	10,309	12,989	13,279	13,280
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	14.72%	12.01%	15.36%	16.32%	17.00%

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 45.

		3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
	Interest Income (GAAP)	$28,947	$28,354	$29,807	$29,695	$27,694
	Add: Tax-Equivalent adjustment (Non-GAAP)	270	285	292	293	235
	Interest Income - Tax Equivalent (Non-GAAP)	$29,217	$28,639	$30,099	$29,988	$27,929
	Net Interest Income (GAAP)	$27,825	$27,202	$28,638	$28,360	$26,155
	Add: Tax-Equivalent adjustment (Non-GAAP)	270	285	292	293	235
	Net Interest Income - Tax Equivalent (Non-GAAP)	$28,095	$27,487	$28,930	$28,653	$26,390
	Average Earning Assets	$3,886,787	$3,894,287	$3,734,206	$3,688,572	$3,546,339
	Net Interest Margin (Non-GAAP)*	2.93%	2.80%	3.07%	3.12%	3.02%

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

5.
For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. All prior quarters reflect actual results. The CET1 ratio at March 31, 2022 listed in the tables (i.e., 13.48%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
	Total Risk Weighted Assets	$2,661,952	$2,552,812	$2,511,910	$2,438,445	$2,404,456
	Common Equity Tier 1 Capital	358,738	351,497	344,507	336,265	326,039
	Common Equity Tier 1 Capital Ratio	13.48%	13.77%	13.71%	13.79%	13.56%

* Quarterly ratios have been annualized.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Dollars In Thousands)

Quarter Ended March 31:	2022			2021
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$410,644	$198	0.20%	$334,155	$85	0.10%
Investment Securities:
Fully Taxable	618,806	2,189	1.43	403,340	1,506	1.51
Exempt from Federal Taxes	178,541	821	1.86	190,482	920	1.96
Loans	2,678,796	25,739	3.90	2,618,362	25,183	3.90
Total Earning Assets	3,886,787	28,947	3.02	3,546,339	27,694	3.17
Allowance for Credit Losses	(27,165)			(27,811)
Cash and Due From Banks	37,654			35,779
Other Assets	157,667			157,713
Total Assets	$4,054,943			$3,712,020
Deposits:
Interest-Bearing Checking Accounts	$1,027,740	163	0.06	$859,972	219	0.10
Savings Deposits	1,557,855	417	0.11	1,435,555	565	0.16
Time Deposits of $250,000 or More	70,101	28	0.16	109,644	120	0.44
Other Time Deposits	131,592	109	0.34	151,410	222	0.59
Total Interest-Bearing Deposits	2,787,288	717	0.10	2,556,581	1,126	0.18
Short-Term Borrowings	—	—		12,458	2	0.07
FHLBNY Term Advances & Other Long-Term Debt	63,444	356	2.28	65,000	362	2.26
Finance Leases	5,152	49	3.86	5,201	49	3.82
Total Interest-Bearing Liabilities	2,855,884	1,122	0.16	2,639,240	1,539	0.24
Noninterest-bearing deposits	794,968			698,234
Other Liabilities	33,827			33,838
Total Liabilities	3,684,679			3,371,312
Stockholders’ Equity	370,264			340,708
Total Liabilities and Stockholders’ Equity	$4,054,943			$3,712,020
Net Interest Income		$27,825			$26,155
Net Interest Spread			2.86%			2.93%
Net Interest Margin			2.90%			2.99%

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month period ended March 31, 2022 and the financial conditions as of March 31, 2022 and 2021.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Unaudited Interim Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

COVID-19 Pandemic:
Arrow continues to monitor the pandemic and all the challenges it presents on the business, operations and the health and safety of our employees and customers.
In the first quarter of 2022, the New York State HERO Act safety protocols were lifted. The Arrow Business Continuity Plan Committee continues to meet regularly to evaluate pandemic metrics and our response.
As Arrow cannot predict the duration or scope of the pandemic or its impact on economic and financial markets or its impact on the business, including with respect to emerging variants, Arrow is currently unable to reasonably estimate the overall impact on the Company.

Summary of Q1 2022 Financial Results: Net income for the first quarter of 2022 was $12.6 million, compared to $13.3 million in the first quarter of 2021. The year-over-year decrease in net income was primarily due to the following factors: a provision expense of $769 thousand for the first quarter of 2022, as the result of loan growth and current forecasted economic conditions, compared to a credit to the provision of $648 thousand in the first quarter of 2021 and the strategic curtailment of secondary market loan sale transactions in 2021, which reduced gain-on-sale income by $1.4 million when comparing year-over-year quarters.
Diluted earnings per share (EPS) for the quarter was $0.78, a decrease of 6.0% from EPS of $0.83 reported for the first quarter of 2021. Return on average equity (ROE) for the first quarter of 2022 decreased to 13.77%, as compared to a ROE of 15.81% for the quarter ended March 31, 2021. Return on average assets (ROA) for the first quarter of 2022 was 1.26%, a decrease from an ROA of 1.45% for the quarter ended March 31, 2021.
Total loans were $2.7 billion as of March 31, 2022. Loan growth for the first quarter of 2022 was $69.3 million and increased $98.0 million, or 3.7%, from March 31, 2021. Total outstanding commercial loans decreased $7.5 million, or 0.9%, in the first quarter. PPP loans, included in the commercial portfolio, decreased $24.9 million in the first quarter. The consumer loan portfolio grew by $56.1 million, or 6.1% in the first quarter, primarily within the indirect automobile lending program. Total outstanding residential real estate loans increased $20.8 million for the first quarter of 2022.
At March 31, 2022, deposit balances were $3.7 billion. Deposits increased in the first quarter of 2022 by $164.9 million and increased by $261.8 million, or 7.6%, from the prior-year level. Municipal deposits increased $107.0 million in the first quarter and $68.0 million, or 7.4% from March 31, 2021. Non-municipal deposits increased $57.9 million for the quarter and $193.8 million, or 7.6% from March 31, 2021. Noninterest-bearing deposits represented 21.9% of total deposits at March 31, 2022, compared to 21.8% of total deposits at March 31, 2021. At March 31, 2022, total time deposits were $177.0 million, a decrease of $69.0 million, or 28.1%, compared to the prior year. A Federal Home Loan Bank (FHLB) term advance of $20 million was prepaid during Q1 2022.
Net interest income for the first quarter was $27.8 million, up 6.4% from $26.2 million in the comparable quarter of 2021. Interest and fees on loans were $25.7 million for the first quarter of 2022, an increase of 2.2% from $25.2 million for the quarter ending March 31, 2021. Interest and fees related to PPP loans, included in the $25.7 million, were $1.1 million in the first quarter of 2022. Interest expense for the first quarter of 2022 was $1.1 million, a decrease of $0.4 million, or 27.1%, from the $1.5 million in expense for the comparable quarter ending March 31, 2021.
Net interest margin was 2.90% for the quarter, compared to 2.99% for the first quarter of 2021. The decrease in net interest margin from the prior year was due to a variety of factors, including an increase in cash and investments which impacted the yield of earning assets and a decrease in the amount of PPP loan interest and related fees. The cost of interest-bearing liabilities was favorably impacted by the mix of deposits and lower deposit rates.
Noninterest income for the three months ended March 31, 2022 was $8.2 million, compared to $8.6 million in the comparable 2021 quarter. Income from fiduciary activities for the three months ended March 31, 2022, increased by $218 thousand over the comparable quarter of 2021. Fees and other services to customers increased $186 thousand over the comparable quarter of 2021. Gain on sales of loans decreased $1.4 million from the first quarter of 2021 as a result of the strategic decision to retain more newly originated real estate loans. Other operating income increased $672 thousand over the comparable quarter of 2021 due to a variety of factors including bank-owned life insurance proceeds and gains on other assets.
Noninterest expense for the first quarter of 2022 was $18.9 million, an increase from $18.7 million for the first quarter of 2021. The largest component of noninterest expense was salaries and benefits paid to our employees, which totaled $11.3 million for the first quarter of 2022. The expense for estimated credit losses on off-balance sheet credit exposures included in other expenses was a credit of $316 thousand.
For the first quarter of 2022, the provision for credit losses was $769 thousand. The allowance for credit losses was $27.7 million on March 31, 2022, which represented 1.01% of loans outstanding, as compared to 1.02% on March 31, 2021.

The changes in net income, net interest income and net interest margin between the three-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 63.

Regulatory Capital and Increase in Stockholders' Equity: At March 31, 2022, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.
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
Stockholders’ equity was $357.2 million at March 31, 2022, a decrease of $13.9 million, or 3.8%, from the December 31, 2021 level of $371.2 million, and an increase of $14.8 million, or 4.3%, from the prior-year level. The decrease in stockholders' equity over the first three months of 2022 principally reflected the following factors: the addition of (i) $12.6 million of net income for the period plus (ii) issuance of $1.0 million of common stock through employee benefit and dividend reinvestment plans reduced by (iv) other comprehensive loss of $21.1 million, (v) cash dividends of $4.3 million and (vi) repurchases of common stock of $2.1 million. The majority of other comprehensive loss, $22.3 million, relates to net unrealized losses on AFS securities as a result of rising interest rates which occurred during the first quarter of 2022. The components of the change in stockholders’ equity since year-end 2021 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At March 31, 2022, book value per share was $22.31, up by 4.3% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $20.83, an increase of $0.94,or 4.7%, over the level as of March 31, 2021. See the disclosure on page 45 related to the use of non-GAAP financial measures including tangible book value.
On March 31, 2022, Arrow's closing stock price was $32.42, representing a trading multiple of 1.56 to tangible book value. In the first quarter of 2022, Arrow paid a quarterly cash dividend of $0.27. On September 24, 2021, a 3% stock dividend was distributed. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 61.

Loan Quality: Net charge-offs for the first quarter of 2022 were $389 thousand as compared to $444 thousand for the comparable 2021 quarter. The ratio of net charge-offs to average loans (annualized) was 0.06% for the three month period ended March 31, 2022, a decrease from 0.07% for the three month period ended March 31, 2021.
For the first quarter of 2022, the provision for credit losses was $769 thousand and the expense for estimated credit losses on off-balance sheet credit exposures was a credit of $316 thousand. The allowance for credit losses was $27.7 million on March 31, 2022, which represented 1.01% of loans outstanding, as compared to 1.02% on March 31, 2021.
Nonperforming loans were $9.9 million at March 31, 2022, representing 0.36% of period-end loans, an increase from the March 31, 2021 ratio of 0.32%. The ratio continues to compare favorably with the weighted average ratio of the peer group of 0.48% at December 31, 2021. Nonperforming assets of $10.1 million at March 31, 2022 represented 0.24% of period-end assets up from 0.22% at March 31, 2021.

Loan Segments: As of March 31, 2022, total loans grew by $69.3 million, or 2.6%, as compared to the balance at December 31, 2021. The largest increase was in consumer loans which increased $56.1 million, or 6.1%, primarily comprised of automobile loans. Commercial and commercial real estate loans, decreased by $7.5 million, or 0.9%, from December 31, 2021. PPP loans, included in the commercial portfolio, decreased $24.9 million from December 31, 2021. The residential real estate loan portfolio increased $20.8 million from December 31, 2021.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 29.0% of the total loan portfolio at period-end. Commercial property values in Arrow's region have largely remained stable, however, there remains uncertainty surrounding market conditions due to the pandemic. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
•Consumer Loans: These loans (primarily automobile loans) comprised 35.7% of the total loan portfolio at period-end. Consumer automobile loans at March 31, 2022, were 99.5% of this portfolio segment. In the first three months of 2022, Arrow did not experience any significant increase in the delinquency rate or in the percentage of nonperforming loans in this segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. As of March 31, 2022, demand is strong. However, supply constraints as well as inflation, with both new and used vehicles, may limit the potential growth in this category.
•Residential Real Estate Loans: These loans, including home equity loans, made up 35.3% of the total loan portfolio at period-end. The residential real estate market in Arrow's service area has been stable in recent periods. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. Arrow typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. From the second half 2021, sales decreased primarily as the result of the strategic decision to grow the residential loan portfolio. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and Access to Credit Markets: Arrow has not experienced any liquidity events or special concerns in recent years or thus far in 2022. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term disruptions.  Interest-bearing cash balances at March 31, 2022 were $448.6 million compared to $406.6 million at March 31, 2021.  Deposit growth provided an abundance of liquidity to fund Arrow's asset growth as well as prepay a Federal Home Loan Bank (FHLB) term advance of $20 million during the first quarter of 2022. Contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY and FRB, totaling over $1.3 billion. The terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 61). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Reference Rate Reform: On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR (the "IBA"), and the United Kingdom’s Financial Conduct Authority, the regulatory supervisor for the IBA, announced certain future dates that LIBOR settings will cease to be provided by any administrator. For Arrow, U.S. Dollar LIBOR indices utilized by its existing financial instruments will cease after June 30, 2023. In addition, regulators have issued statements indicating that financial institutions should not issue new LIBOR-based financial instruments after January 1, 2022. To prepare for the upcoming cessation of LIBOR, Arrow established a committee in 2020 comprised of bank management to prepare for the discontinuance of LIBOR, which is widely used to reprice floating rate financial instruments. Based on a review of existing floating rate financial instruments, management has determined that the financial products tied to LIBOR will not be subject to cessation until June 30, 2023. This review also identified that only a few legacy contracts do not include appropriate fallback language. Management anticipates that the appropriate fallback provisions for these contracts will be implemented and allow for an orderly transition prior to the June 30, 2023 cessation of U.S. Dollar LIBOR. Arrow no longer issues new LIBOR-based financial instruments. Furthermore, U.S. Dollar LIBOR indices utilized by Arrow's existing financial instruments shall cease on or before June 30, 2023. On January 1, 2022, Arrow began using the CME Term Secured Overnight Financing Rate (SOFR) as the primary index for financial instruments and the Bloomberg Short Term Bank Yield Index (BSBY) as a secondary index.

Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in its litigation escrow account. On December 13, 2019, the Court granted final approval to a settlement in this class action lawsuit. On January 3, 2020 an appeal of the final-approved order was filed with the court. On December 16, 2021, the second circuit court of appeals set oral arguments regarding objections to final approval of the settlement for March 16, 2022. On March 16, 2022, the Second Circuit Court of Appeals heard oral arguments regarding objections to final approval of the Settlement. It is currently unknown when the appeals will be decided. When the appeals process is resolved and assuming the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. At March 31, 2022, Glens Falls National held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to approximately 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, Arrow has not recognized any economic value for these shares.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	3/31/2022	12/31/2021	3/31/2021	$ Change From December	$ Change From March	% Change From December (not annualized)	% Change From March
Interest-Bearing Bank Balances	$448,614	$430,718	$406,605	$17,896	$42,009	4.2%	10.3%
Securities Available-for-Sale	582,428	559,316	464,089	23,112	118,339	4.1%	25.5%
Securities Held-to-Maturity	196,661	196,566	214,561	95	(17,900)	—%	(8.3)%
Equity Securities	1,877	1,747	1,796	130	81	7.4%	4.5%
Loans (1)	2,737,267	2,667,941	2,639,243	69,326	98,024	2.6%	3.7%
Allowance for Credit Losses	27,661	27,281	26,840	380	821	1.4%	3.1%
Earning Assets (1)	3,971,338	3,861,668	3,731,654	109,670	239,684	2.8%	6.4%
Total Assets	$4,156,402	$4,027,952	$3,903,711	$128,450	$252,691	3.2%	6.5%
Noninterest-Bearing Deposits	$813,066	$810,274	$751,884	$2,792	$61,182	0.3%	8.1%
Interest-Bearing Checking Accounts	1,154,068	994,391	992,486	159,677	161,582	16.1%	16.3%
Savings Deposits	1,571,274	1,531,287	1,463,229	39,987	108,045	2.6%	7.4%
Time Deposits over $250,000	48,288	82,811	100,212	(34,523)	(51,924)	(41.7)%	(51.8)%
Other Time Deposits	128,677	131,734	145,777	(3,057)	(17,100)	(2.3)%	(11.7)%
Total Deposits	$3,715,373	$3,550,497	$3,453,588	$164,876	$261,785	4.6%	7.6%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$—	$—	$6,795	$—	$(6,795)	—%	(100.0)%
FHLBNY Advances - Term	25,000	45,000	45,000	(20,000)	(20,000)	(44.4)%	(44.4)%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	357,243	371,186	342,413	(13,943)	14,830	(3.8)%	4.3%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at March 31, 2022, was $2.7 billion, an increase of $69.3 million, or 2.6%, from the December 31, 2021 level and up by $98.0 million, or 3.7%, from the March 31, 2021 level. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio decreased by $7.5 million, or 0.9%, during the first three months of 2022. The primary reason for the decrease was the forgiveness of $24.9 million of PPP loans during the first three months of 2022.
•Consumer loans (primarily automobile loans through indirect lending): As of March 31, 2022, these loans, primarily auto loans originated through dealerships in New York State and Vermont, increased by $56.1 million, or 6.1%, from the December 31, 2021 balance. Current demand for auto loans is strong, however, the volume of loan originations may be impacted by inflation and supply constraints currently affecting the entire industry.
•Residential real estate loans: This segment increased during the first three months of 2022 by $20.8 million, or 2.2%. In the first three months of 2022, Arrow sold $2.6 million, or 5.5%, of originations. Arrow may continue to sell a portion of mortgage loan originations in upcoming periods if market conditions and strategic balance sheet and interest-rate risk management decisions warrant.

Changes in Sources of Funds: Deposit balances reached $3.7 billion, up $261.8 million, or 7.6%, from the prior-year level. Deposits increased in the first quarter of 2022 by $164.9 million. Noninterest-bearing deposits represented 21.9% of total deposits at March 31, 2022, compared to 21.8% of total deposits on March 31, 2021. At March 31, 2022, total time deposits were $177.0 million, a decrease of $69.0 million, or 28.1%, compared to the prior year. Municipal deposits increased $68.0 million, or 7.4% from March 31, 2021. Federal home loan term advances were $25.0 million, a decrease from $45.0 million at March 31, 2021.

Municipal Deposits: Fluctuations in balances of interest-bearing checking accounts are often the result of timing and behavior of municipal deposits.  Municipal deposits have historically averaged between 20% to 25% of total deposits. In the most recent quarters, that percentage has increased. Municipal deposits are typically placed in interest-bearing checking, savings and various time deposit accounts.
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
Arrow used reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $544.9 million and $464.0 million at March 31, 2022 and March 31, 2021, respectively.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2021 to March 31, 2022 (in thousands).

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	3/31/2022	12/31/2021	Change	3/31/2022	12/31/2021	Change
Securities Available-for-Sale:
U.S. Agency Securities	$132,744	$108,365	$24,379	$(7,256)	$(1,635)	$(5,621)
State and Municipal Obligations	380	400	(20)	—	—	—
Mortgage-Backed Securities	448,504	449,751	(1,247)	(23,325)	1,009	(24,334)
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Total	$582,428	$559,316	$23,112	$(30,781)	$(826)	$(29,955)

Securities Held-to-Maturity:
State and Municipal Obligations	$181,180	$184,374	$(3,194)	$(652)	$4,179	$(4,831)
Mortgage-Backed Securities	14,682	16,918	(2,236)	(147)	547	(694)
Total	$195,862	$201,292	$(5,430)	$(799)	$4,726	$(5,525)

Equity Securities	$1,877	$1,747	$130	$—	$—	$—

At March 31, 2022, Arrow held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
In the periods referenced above, Mortgage-Backed Securities consisted solely of mortgage pass-through securities and Collateralized Mortgage Obligations (CMOs) issued or guaranteed by U.S. federal agencies or by government-sponsored enterprises (GSEs). Mortgage pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. CMOs are pools of mortgage-backed securities, the repayments on which have generally been separated into two or more components (tranches), where each tranche has a separate estimated life and yield. Arrow's practice has been to purchase pass-through securities and CMOs that are issued or guaranteed by U.S. federal agencies or GSEs, and the tranches of CMOs purchased are generally those having shorter average lives and/or durations. Lower market interest rates and/or payment deferrals on underlying loans that make up mortgage-backed security collateral may impact cashflows.
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
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at March 31, 2022, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. In the first quarter of 2022, the rising interest rate environment resulted in an increase of unrealized losses versus the comparable prior period. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at March 31, 2022 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended March 31, 2022.
Arrow's held to maturity debt securities are comprised of U.S. government agencies, GSEs and state and municipal obligations. U.S. government agencies and GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of March 31, 2022.
Changes in net unrealized gains or losses during recent periods has been primarily attributable to changes in the market rates during the periods in question, with no change in the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the three month periods ended March 31, 2022 or 2021.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the three month periods ended March 31, 2022 and 2021, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended
Purchases:	3/31/2022	3/31/2021
Available-for-Sale Portfolio
U.S. Agency Securities	$30,000	$45,000
Mortgage-Backed Securities	45,049	85,481
Total Purchases	$75,049	$130,481

Maturities & Calls	$21,473	$25,976

(In Thousands)	Three Months Ended
Purchases:	3/31/2022	3/31/2021
Held-to-Maturity Portfolio
State and Municipal Obligations	$4,950	$619

Maturities & Calls	$4,699	$4,291

Loan Trends
The following three tables present, for each of the last five quarters, the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category.

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Commercial excluding PPP Loans	$135,472	$127,346	$133,448	$120,297	$140,735
PPP Loans	26,086	48,778	82,042	145,094	127,023
Commercial Real Estate	631,255	623,273	606,661	591,718	579,506
Consumer	932,401	921,376	903,869	884,986	860,954
Residential Real Estate	953,582	939,892	915,706	909,354	910,144
Total Loans	$2,678,796	$2,660,665	$2,641,726	$2,651,449	$2,618,362

Percentage of Total Quarterly Average Loans

	Quarter Ended
	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Commercial excluding PPP Loans	5.0%	4.8%	5.0%	4.5%	5.3%
PPP Loans	1.0%	1.8%	3.1%	5.5%	4.9%
Commercial Real Estate	23.6%	23.4%	23.0%	22.3%	22.1%
Consumer	34.8%	34.6%	34.2%	33.4%	32.9%
Residential Real Estate	35.6%	35.4%	34.7%	34.3%	34.8%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Commercial (Total Portfolio)	4.17%	3.97%	4.81%	6.35%	4.17%
Commercial excluding PPP loans	3.87%	3.83%	3.91%	3.89%	3.91%
Commercial Real Estate	3.80%	3.78%	3.80%	3.80%	3.81%
Consumer	3.84%	3.87%	3.93%	3.92%	3.94%
Residential Real Estate	3.71%	3.73%	3.76%	3.77%	3.79%
Total Loans	3.90%	3.82%	4.08%	4.04%	3.90%

The average yield on the loan portfolio was 3.90% for the first quarter of 2022 consistent with the first quarter of 2021. Market rates declined for the majority 2021 and have begun to increase in 2022, which impacts new loan yields for fixed rate loans, and variable loan yields as these loans reach their repricing dates. Commercial loan yields have continued to be affected by PPP loans. In 2021, PPP loans generated $7.8 million in revenue. In the first quarter of 2022, an additional $1.1 million of revenue was recognized. The majority of PPP revenue is the result of fees received. The timing of PPP revenue is not linear but rather based in the timing of the forgiveness of the loan. Residential real estate yields declined in each of the five quarters presented consistent with overall market behavior as well as the effect of variable home equity loans.

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

Commercial Loans and Commercial Real Estate Loans: Substantially all commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers located in Arrow's regional markets. A portion of the loans in the commercial portfolio have variable rates tied to market indices, such as Prime, LIBOR or FHLBNY. Included within the commercial loan portfolio are PPP loans. Since the inception of the PPP loan program in 2020, over $234 million loans have been originated. As of March 31, 2022, over 90% of the loans originated have been forgiven with the majority of the remaining outstanding loans to be forgiven this year. Arrow believes the commercial loan portfolio will maintain its strong credit quality.

Consumer Loans: At March 31, 2022, consumer loans (primarily automobile loans originated through dealerships located in upstate New York and Vermont) continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
New consumer loan volume for the first three months of 2022 was $160.7 million, up from the $99.8 million originated in the first three months of 2021.
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

Residential Real Estate Loans: Gross originations for residential real estate loans (including refinancings of mortgage loans) for the first three months of 2022 were $47.4 million, as compared to $56.6 million for the first three months of 2021. In 2021, historically low interest rates drove strong demand for residential real estate. Arrow has also sold portions of these originations in the secondary market. In the first three months of 2022, Arrow sold $2.6 million, or 5.5%, of originations while retaining the mortgage servicing rights. In the first three months of 2021, $28.8 million, or 50.9%, of originations were sold. Beginning in the second half of 2021, sales decreased as the result of the strategic decision to grow the residential loan portfolio. The rate at which mortgage loan originations are sold in future periods will depend on a variety of factors, including demand for residential mortgages in our operating markets, market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions.

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

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Noninterest-Bearing Deposits	$794,968	$819,624	$802,837	$748,267	$698,234
Interest-Bearing Checking Accounts	1,027,740	998,398	923,002	924,651	859,972
Savings Deposits	1,557,855	1,562,318	1,496,938	1,481,232	1,435,555
Time Deposits over $250,000	70,101	71,965	71,435	95,673	109,644
Other Time Deposits	131,592	138,461	141,721	145,448	151,410
Total Deposits	$3,582,256	$3,590,766	$3,435,933	$3,395,271	$3,254,815

	Quarters Ended
	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Non-Municipal Deposits	$2,639,258	$2,629,553	$2,590,678	$2,510,021	$2,445,119
Municipal Deposits	942,998	961,213	845,255	885,250	809,696
Total Deposits	$3,582,256	$3,590,766	$3,435,933	$3,395,271	$3,254,815

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Noninterest-Bearing Deposits	22.2%	22.8%	23.4%	22.0%	21.5%
Interest-Bearing Checking Accounts	28.7%	27.8%	26.9%	27.2%	26.4%
Savings Deposits	43.4%	43.5%	43.5%	43.7%	44.0%
Time Deposits over $250,000	2.0%	2.0%	2.1%	2.8%	3.4%
Other Time Deposits	3.7%	3.9%	4.1%	4.3%	4.7%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.06%	0.07%	0.07%	0.08%	0.10%
Savings Deposits	0.11%	0.10%	0.11%	0.14%	0.16%
Time Deposits over $250,000	0.16%	0.18%	0.22%	0.29%	0.44%
Other Time Deposits	0.34%	0.35%	0.37%	0.43%	0.59%
Total Deposits	0.08%	0.08%	0.09%	0.11%	0.14%

For the quarter ended March 31, 2022, the total cost of deposits remained flat with the previous quarter. The Fed Funds rate began to increase and is anticipated to continue to increase for the remainder of 2022. Arrow is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," for further discussion.
Non-Deposit Sources of Funds
Arrow's other sources of funds have previously included securities sold under agreements to repurchase and term advances from the FHLBNY. The securities sold under agreements to repurchase are offered to existing customers, short-term in nature and are collateralized by investment securities. The term advances from the FHLBNY are fixed rate non-callable advances with original maturities of three to five years.
The $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of March 31, 2022 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 59 of this Report.

ASSET QUALITY
The following table presents information related to the allowance and provision for credit losses for the past five quarters.

Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Loan Balances:
Period-End Loans	$2,737,267	$2,667,941	$2,654,751	$2,644,082	$2,639,243
Average Loans, Year-to-Date	2,678,796	2,643,163	2,637,265	2,634,997	2,618,362
Average Loans, Quarter-to-Date	2,678,796	2,660,665	2,641,726	2,651,449	2,618,362
Period-End Assets	4,156,402	4,027,952	4,071,104	3,896,191	3,903,711

Allowance for credit losses, Year-to-Date:
Allowance for credit losses, Beginning of Period	$27,281	$29,232	$29,232	$29,232	$29,232
Impact of the Adoption of ASU 2016-13	—	(1,300)	(1,300)	(1,300)	(1,300)
Provision for Credit Losses, YTD	769	272	(286)	(385)	(648)
Loans Charged-off, YTD	(829)	(2,239)	(1,520)	(1,076)	(633)
Recoveries of Loans Previously Charged-off	440	1,316	830	539	189
Net Charge-offs, YTD	(389)	(923)	(690)	(537)	(444)
Allowance for credit losses, End of Period	$27,661	$27,281	$26,956	$27,010	$26,840

Allowance for credit losses, Quarter-to-Date:
Allowance for credit losses, Beginning of Period	$27,281	$26,956	$27,010	$26,840	$29,232
Impact of the Adoption of ASU 2016-13	—	—	—	—	(1,300)
Provision for Credit Losses, QTD	769	558	99	263	(648)
Loans Charged-off, QTD	(829)	(719)	(444)	(443)	(633)
Recoveries of Loans Previously Charged-off	440	486	291	350	189
Net Charge-offs, QTD	(389)	(233)	(153)	(93)	(444)
Allowance for credit losses, End of Period	$27,661	$27,281	$26,956	$27,010	$26,840

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$9,750	$10,764	$10,723	$7,102	$8,087
Loans Past Due 90 or More Days and Still Accruing Interest	55	823	555	595	242
Restructured and in Compliance with Modified Terms	74	77	67	78	97
Total Nonperforming Loans	9,879	11,664	11,345	7,775	8,426
Repossessed Assets	180	126	272	99	242
Other Real Estate Owned	—	—	79	99	—
Total Nonperforming Assets	$10,059	$11,790	$11,696	$7,973	$8,668

Asset Quality Ratios:
Allowance to Nonperforming Loans	280.00%	233.89%	237.60%	347.40%	318.54%
Allowance to Period-End Loans	1.01%	1.02%	1.02%	1.02%	1.02%
Provision to Average Loans (Quarter) (1)	0.12%	0.08%	0.01%	0.04%	(0.10)%
Provision to Average Loans (YTD) (1)	0.12%	0.01%	(0.01)%	(0.03)%	(0.10)%
Net Charge-offs to Average Loans (Quarter) (1)	0.06%	0.03%	0.02%	0.01%	0.07%
Net Charge-offs to Average Loans (YTD) (1)	0.06%	0.03%	0.03%	0.04%	0.07%
Nonperforming Loans to Total Loans	0.36%	0.44%	0.43%	0.29%	0.32%
Nonperforming Assets to Total Assets	0.24%	0.29%	0.29%	0.20%	0.22%
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
Driven by current economic forecasts, loan growth and net charge offs, the first quarter provision for credit losses was $769 thousand. The provision is directionally consistent with both the latest economic forecasts as well as first quarter activity. For the the first quarter of 2021, a provision of $(648) thousand was recorded. In addition, Arrow recorded an expense for estimated credit losses on off-balance sheet credit exposures in other liabilities of $316 thousand in the first quarter of 2022.
See Notes 1 and 4 to the unaudited interim consolidated financial statements for additional discussion related to CECL.
The ratio of the allowance for credit losses to total loans was 1.01% at March 31, 2022, a decrease from 1.02% at December 31, 2021 and March 31, 2021. Net of outstanding PPP loans, the allowance for credit losses was 1.02% of loans outstanding as of March 31, 2022.
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

Risk Elements
Nonperforming assets at March 31, 2022 amounted to $10.1 million, a decrease from the $11.8 million total at December 31, 2021 and an increase of $1.4 million, from $8.7 million at March 31, 2021. The increase from March 31, 2021 is the result of two commercial real estate loans being classified as nonaccrual during the third quarter of 2021. For the three month periods ended March 31, 2022 and 2021, ratios of nonperforming assets to total assets have remained below the average ratios for the peer group. (See page 44 for a discussion of the peer group.) At December 31, 2021, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.29%, below the 0.34% ratio of the peer group at such date (the latest date for which peer group information is available). At March 31, 2022 the ratio was 0.24%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	3/31/2022	12/31/2021	3/31/2021
Commercial Loans	$92	$205	$98
Commercial Real Estate Loans	—	—	143
Residential Real Estate Loans	2,624	2,663	2,034
Consumer Loans - Primarily Indirect Automobile	9,179	9,302	3,020
Total Loans Past Due 30-89 Days and Accruing Interest	$11,895	$12,170	$5,295

At March 31, 2022, the loans in the above-referenced category totaled $11.9 million, a decrease of $0.3 million, or 2.3%, from the $12.2 million of such loans at December 31, 2021. The March 31, 2022 total of non-current loans equaled 0.43% of loans then outstanding, compared to 0.46% at December 31, 2021 and 0.20% at March 31, 2021. The change from March 31, 2021 is primarily attributable to COVID-19 pandemic stimulus in 2021.
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
As of March 31, 2022, Arrow held no other real estate owned. At this time, Arrow does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.

PPP Loans
Arrow originated approximately $234.2 million of PPP loans in 2020 and 2021. The PPP loans have an interest rate of 1% and Arrow expects to earn approximately $9.7 million in fees related to the origination of these loans. The original term on the PPP loans is two years, however the borrower has the option to apply for forgiveness. Subsequent to the funding of the loans, additional guidance was provided that the term of the loan may be extended to five years if both parties agree to the revised terms. Arrow will recognize the fees earned over the life of the loan and will accelerate recognition of the fees if the loan is forgiven by the Small Business Administration. Arrow expects the majority of the loans to be forgiven by the end of 2022.

Outstanding PPP Loans as of March 31, 2022 (Dollars In Thousands)
PPP Loans Funded to Date	$234,196
PPP Loans Forgiven	(215,465)
Outstanding PPP Loans	$18,731

Income Earned on PPP Loans for the Three Months Ended March 31, 2022 (Dollars In Thousands)
Interest Earned at Rate of 1%	$66,911
Fees Recognized	998,919
Income Earned on PPP Loans	$1,065,830

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
The following table presents the minimum regulatory capital ratios applicable to the holding company and banks under the current Capital Rules:

Capital Ratio	2022
Minimum CET1 Ratio	4.500%
Capital Conservation Buffer ("Buffer")	2.500%
Minimum CET1 Ratio Plus Buffer	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	10.500%
Minimum Leverage Ratio	4.000%

These minimum capital ratios, especially the CET1 ratio (4.5%) and the enhanced Tier 1 risk-based capital ratio (6.0%), represent a heightened and more restrictive capital regime than institutions like Arrow previously had to meet under the prior capital rules.
At March 31, 2022, Arrow's holding company and both of its subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow's holding company and two subsidiary banks, Glens Falls National and Saratoga National, under the current Capital Rules, as of March 31, 2022:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	13.48%	14.23%	15.33%	9.37%
Glens Falls National Bank & Trust Co.	13.60%	13.60%	14.62%	8.74%
Saratoga National Bank & Trust Co.	14.14%	14.14%	15.39%	10.00%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%(1)	8.50%(1)	10.50%(1)	4.00%

(1) Including the fully phased-in 2.50% capital conservation buffer

At March 31, 2022, Arrow and its subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $357.2 million at March 31, 2022, a decrease of $13.9 million, or 3.8%, from the December 31, 2021 level of $371.2 million, and an increase of $14.8 million, or 4.3%, from the prior-year level. The decrease in stockholders' equity over the first three months of 2022 principally reflected the following factors: the addition of (i) $12.6 million of net income for the period plus (ii) issuance of $1.0 million of common stock through employee benefit and dividend reinvestment plans reduced by (iv) other comprehensive loss of $21.1 million, (v) cash dividends of $4.3 million and (vi) repurchases of common stock of $2.1 million. The majority of other comprehensive loss, $22.3 million, relates to net unrealized losses on AFS securities as a result of rising interest rates which occurred during the first quarter of 2022.

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

Stock Repurchase Program: In October 2021, the Board of Directors approved a $5 million stock repurchase program, effective for the period January 1, 2022 through December 31, 2022 (the 2022 Repurchase Program), under which management is authorized, in its discretion, to permit Arrow to repurchase up to $5 million of shares of Arrow's common stock, in the open market or in privately negotiated transactions, to the extent management believes Arrow's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of shareholders. As of March 31, 2022, Arrow repurchased $1.9 million of common stock under the 2022 Repurchase Program. This does not include repurchases of Arrow's Common Stock other than through its 2022 Repurchase Program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

Dividends: Arrow's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past seven quarters listed below represent actual sales transactions, as reported by NASDAQ. On April 27, 2022, the Board of Directors declared a 2022 second quarter cash dividend of $0.27 payable on June 15, 2022. Per share amounts and share counts in the following tables have been restated for the September 24, 2021 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2021
First Quarter	$27.82	$35.42	$0.252
Second Quarter	32.25	37.15	0.252
Third Quarter	32.73	36.49	0.252
Fourth Quarter	33.75	38.25	0.260
2022
First Quarter	$32.13	$36.99	$0.270
Second Quarter (dividend payable June 15, 2022)	TBD	TBD	0.270

	Quarter Ended March 31
	2022	2021
Cash Dividends Per Share	$0.270	$0.252
Diluted Earnings Per Share	0.78	0.83
Dividend Payout Ratio	34.62%	30.36%
Total Equity (in thousands)	357,243	$342,413
Shares Issued and Outstanding (in thousands)	16,013	16,009
Book Value Per Share	$22.31	$21.39
Intangible Assets (in thousands)	23,691	23,922
Tangible Book Value Per Share	$20.83	$19.89

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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $582.4 million at March 31, 2022, an increase of $23.1 million, from the year-end 2021 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at March 31, 2022 of $448.6 million compared to $430.7 million at December 31, 2021.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $52 million which were not drawn on during the three months ended March 31, 2022.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At March 31, 2022, Arrow had outstanding collateralized obligations with the FHLBNY of $25 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $725 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At March 31, 2022, there were no outstanding brokered deposits. Also, Arrow's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At March 31, 2022, the amount available under this facility was approximately $592 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At March 31, 2022, Arrow's basic liquidity ratio, including FHLBNY collateralized borrowing capacity, was 30.4% of total assets, or $1.1 billion in excess of Arrow's internally-set minimum target ratio of 4%.

Arrow did not experience any significant liquidity constraints in the three month period ended March 31, 2022 and did not experience any such constraints in recent prior years. Arrow has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following accounting standards have been issued and become effective for the Company at a future date:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On January 7, 2021, the FASB issued ASU 2021-01, which refines the scope of ASC 848 and clarifies some of its guidance. The ASU and related amendments provide temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from the LIBOR or other interbank offered rate on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022 and permit relief solely for reference rate reform actions and different elections over the effective date for legacy and new activity. Arrow is evaluating the impact of adopting the new guidance on the consolidated financial statements and does not expect it will have a material impact on the consolidated financial statements.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. For Arrow, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. Arrow does not expect it will have a material impact on the consolidated financial statements.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2022 Compared With
Three Months Ended March 31, 2021

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
Net Income	$12,575	$13,280	$(705)	(5.3)%
Diluted Earnings Per Share	0.78	0.83	(0.05)	(6.0)%
Return on Average Assets	1.26%	1.45%	(0.19)%	(13.1)%
Return on Average Equity	13.77%	15.81%	(2.04)%	(12.9)%

Net income was $12.6 million and diluted earnings per share (EPS) of $.78 for the first quarter of 2022, compared to net income of $13.3 million and diluted EPS of $.83 for the first quarter of 2021. Return on average assets for the first quarter of 2022 was 1.26%, a decrease from 1.45% in the first quarter of 2021. In addition, return on average equity decreased to 13.77% for the first quarter of 2022, from 15.81% in the first quarter of 2021.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
Interest and Dividend Income	$28,947	$27,694	$1,253	4.5%
Interest Expense	1,122	1,539	(417)	(27.1)%
Net Interest Income	27,825	26,155	1,670	6.4%
Average Earning Assets(1)	3,886,787	3,546,339	340,448	9.6%
Average Interest-Bearing Liabilities	2,855,884	2,639,240	216,644	8.2%

Yield on Earning Assets(1)	3.02%	3.17%	(0.15)%	(4.7)%
Cost of Interest-Bearing Liabilities	0.16	0.24	(0.08)	(33.3)
Net Interest Spread	2.86	2.93	(0.07)	(2.4)
Net Interest Margin	2.90	2.99	(0.09)	(3.0)

Net Interest Income excluding PPP loans	$26,759	$24,814	$1,945	7.8%
Net Interest Margin excluding PPP loans	2.81%	2.94%	(0.13)%	(4.4)%

(1) Includes Nonaccrual Loans.

Net interest income for the recently completed quarter increased by $1.7 million, or 6.4%, from the first quarter of 2021, due to a variety of factors including loan growth, the timing of the forgiveness of PPP loans, and a reduction in interest expense. Cost of interest-bearing liabilities was favorably impacted by the mix of deposits and lower deposit rates. Interest and fees on loans generated $25.7 million in income for the first quarter of 2021, an increase of 2.2% from the $25.2 million from the quarter ending March 31, 2021. Interest expense for the first quarter of 2021 was $1.1 million, a decrease of $0.4 million, or 27.1% from the $1.5 million in expense for the comparable quarter ending March 31, 2021. Net interest margin decreased 9 basis points in the first quarter of 2022 to 2.90%, from 2.99% during the first quarter of 2021. Average earning asset yields were 15 basis point lower as compared to the first quarter of 2021. The cost of interest-bearing liabilities decreased 8 basis points from the quarter ended March 31, 2021. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 57, the provision for loan losses for the first quarter of 2022 was $769 thousand, compared to a provision of $(648) thousand for the first quarter of 2021.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
Income From Fiduciary Activities	$2,596	$2,378	$218	9.2%
Fees for Other Services to Customers	2,795	2,609	186	7.1%
Insurance Commissions	1,511	1,640	(129)	(7.9)%
Net Gain on Securities	130	160	(30)	18.8%
Net Gain on the Sale of Loans	52	1,415	(1,363)	(96.3)%
Other Operating Income	1,078	406	672	165.5%
Total Noninterest Income	$8,162	$8,608	$(446)	(5.2)%

Total noninterest income in the current quarter was $8.2 million, a decrease of $0.4 million from the comparable quarter of 2021. Income from fiduciary activities for the first quarter of 2022 increased by 9.2% from the first quarter of 2021. Assets under trust administration and investment management at March 31, 2022 were $1.79 billion.
Fees for other services to customers were $2.8 million for the first quarter of 2022, an increase of $186 thousand or 7.1% from the first quarter of 2021. Interchange fees related to increased customer activity of debit card usage was the largest driver of the increase.
Insurance commissions were $1.5 million for the first quarter of 2022, a decrease of $129 thousand or 7.9% from the first quarter of 2021. The decrease in insurance commissions as compared to the prior year is primarily related to continued competition and the loss of some employee benefit relationships. The continued competition and the ability to retain key personnel may continue to impact revenue for the remainder of 2022. Expense control initiatives, including the reduction of support roles, are ongoing to ensure expenses appropriately align with the decrease in revenue.
Net gain on securities of $130 thousand for the first quarter of 2022 was the result of an increase in the fair value of equity securities from December 31, 2021. Net gain on the sale of loans in the first quarter of 2022 decreased by $1.4 million from the first quarter of 2021. Sales decreased as a result of the strategic decision in the second half of 2021 to retain more newly originated residential real estate loans. See page 50 for the discussion of loan sales.
Other operating income increased $672 thousand from the comparable quarter in 2021, due to proceeds received from bank-owned life insurance and gains received on other assets.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
Salaries and Employee Benefits	$11,286	$11,138	$148	1.3%
Occupancy Expense of Premises, Net	1,598	1,593	5	0.3%
Technology and Equipment Expense	3,779	3,459	320	9.3%
FDIC and FICO Assessments	307	270	37	13.7%
Amortization	49	54	(5)	(9.3)%
Other Operating Expense	1,926	2,164	(238)	(11.0)%
Total Noninterest Expense	$18,945	$18,678	$267	1.4%
Efficiency Ratio	52.30%	53.46%	(1.2)%	(2.2)%

Noninterest expense for the first quarter of 2022 was $18.9 million, an increase of $0.3 million, or 1.4%, from the first quarter of 2021. Salaries and benefit expenses increased $148 thousand, or 1.3%, from the comparable quarter in 2021. Technology expenses increased $320 thousand, or 9.3%, from the first quarter of 2021. Other operating expense includes a credit for estimated credit losses on off-balance sheet exposures of $316 thousand in the first quarter.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
Provision for Income Taxes	$3,698	$3,453	$245	7.1%
Effective Tax Rate	22.7%	20.6%	2.1%	10.2%
The increase in the effective tax rate in the first three months ended March 31, 2022 compared to the three-months ended March 31, 2021 was primarily due to the reduction of tax exempt investments held and the related investment income.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to credit risk in the loan portfolio and liquidity risk, discussed earlier, Arrow's business activities also generate market risk.  Market risk is the possibility that changes in future market rates (interest rates) or prices (market value of financial instruments) will make Arrow's position (i.e. assets and operations) less valuable.  Arrow's primary market risk is interest rate volatility. The ongoing monitoring and management of interest rate risk is an important component of the asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management's Asset/Liability Committee (ALCO).  In this capacity ALCO develops guidelines and strategies impacting the asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.
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

As of March 31, 2022:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(0.89)%	(0.98)%
Calculated change in Net Interest Income - Year 2	5.79%	(3.05)%

Historically, there has existed an inverse relationship between changes in prevailing rates and the Company's net interest income, suggesting that liabilities and sources of funds generally reprice more quickly than earning assets. In recent months, sharply higher cash balances and core deposits has contributed to a pronounced shift toward asset sensitivity. As the economy continues to recover from the COVID-19 pandemic, a reversal of this trend may, or may not, occur. When net interest income is simulated over a longer time frame, the balance sheet shows a relatively neutral profile with a slight bias toward asset sensitivity, as asset yields continue to reprice while the cost of funding reaches assumed ceilings or floors.
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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective. Further, there were no other changes in Arrow's internal control over financial reporting that occurred during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, Arrow's internal control over financial reporting.

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
On July 1, 2020, Daphne Richard, a customer of GFNB filed a putative class action complaint against GFNB in the United States District Court for the Northern District of New York. The complaint alleges that GFNB assessed overdraft fees on certain transactions drawn on her checking account without having sufficiently disclosed its overdraft-fee practices in its account agreement. Ms. Richard, on behalf of two purported classes, seeks compensatory damages, disgorgement of profits, statutory damages, treble damages, enjoinment of the conduct complained of, and costs and fees. The complaint is similar to complaints filed against other financial institutions pertaining to overdraft fees. On April 13, 2022, the court preliminarily approved a settlement agreement among Arrow, GFNB, SNB and the plaintiffs, pursuant to which, among other things, Arrow established a settlement fund of approximately $1.5 million. Arrow expressly denies any wrongdoing in connection with the matters claimed in the complaint.
Item 1.A.
Risk Factors
The Risk Factors identified in Arrow's Annual Report on Form 10-K for the year ended December 31, 2021 continue to represent the most significant risks to Arrow's future results of operations and financial conditions, without further modification or amendment.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow during the three months ended March 31, 2022 of common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

First Quarter 2022 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
January	5,292	$35.70	—	$5,000,000
February	41,508	34.86	39,484	3,625,323
March	31,266	34.21	16,174	3,070,194
Total	78,066	34.65	55,658
1 The total number of shares purchased by Arrow and the average price paid per share listed in columns (A) and (B) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans in connection with their stock-for-stock exercise of such options and (iii) shares purchased under the publicly-announced 2022 Repurchase Program. In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow through such methods: January - DRIP purchases (1,753 shares) and stock-for-stock option exercises (3,539 shares); February - DRIP purchases (980 shares), stock-for-stock option exercises (1,044 shares) and repurchased under the 2022 Repurchase Program (39,484 shares); and March - DRIP purchases (15,092 shares) and repurchased under the 2022 Repurchase Program (16,174 shares)
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs. Arrow's only publicly-announced stock repurchase program in effect for the first quarter of 2022 was the 2022 Repurchase Program approved by the Board of Directors and announced in October 2021, under which the Board authorized management, in its discretion, to repurchase from time to time over calendar year 2022, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions.
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
10.1
Employment Agreement between the Company and Thomas J. Murphy effective February 1, 2022, incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 1, 2022, Exhibit 10.1*

10.2
Employment Agreement between the Company and Edward J. Campanella effective February 1, 2022, incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 1, 2022, Exhibit 10.2*

10.3
Employment Agreement between the Company and David S. DeMarco effective February 1, 2022, incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 1, 2022, Exhibit 10.3*

10.4
Employment Agreement between the Company and David D. Kaiser effective February 1, 2022, incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 1, 2022, Exhibit 10.4*

10.5
Employment Agreement between the Company and Andrew J. Wise effective February 1, 2022, incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 1, 2022, Exhibit 10.5*

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
ARROW FINANCIAL CORPORATION
Registrant

May 6, 2022	/s/Thomas J. Murphy
Date	Thomas J. Murphy
President and Chief Executive Officer

May 6, 2022	/s/Edward J. Campanella
Date	Edward J. Campanella
Senior Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)