Form 10-Q
period 2022-06-30
ARROW FINANCIAL CORP
filed 2022-08-05
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. __			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2022
Common Stock, par value $1.00 per share	16,026,785

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2022	December 31, 2021	June 30, 2021
ASSETS
Cash and Due From Banks	$51,549	$26,978	$44,760
Interest-Bearing Deposits at Banks	165,705	430,718	433,468
Investment Securities:
Available-for-Sale at Fair Value	582,741	559,316	437,868
Held-to-Maturity (Fair Value of $180,511 at June 30, 2022; $201,292 at December 31, 2021; and $210,916 at June 30, 2021)	182,096	196,566	204,490
Equity Securities	2,031	1,747	1,992
FHLB and Federal Reserve Bank Stock	4,718	5,380	5,380
Loans	2,844,802	2,667,941	2,644,082
Allowance for Credit Losses	(28,090)	(27,281)	(27,010)
Net Loans	2,816,712	2,640,660	2,617,072
Premises and Equipment, Net	50,141	46,217	43,268
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	1,710	1,918	2,082
Other Assets	111,929	96,579	83,938
Total Assets	$3,991,205	$4,027,952	$3,896,191
LIABILITIES
Noninterest-Bearing Deposits	$824,842	$810,274	$761,991
Interest-Bearing Checking Accounts	1,046,570	994,391	977,955
Savings Deposits	1,504,791	1,531,287	1,471,591
Time Deposits over $250,000	40,021	82,811	84,357
Other Time Deposits	129,436	131,734	142,139
Total Deposits	3,545,660	3,550,497	3,438,033
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	—	—	3,092
Federal Home Loan Bank Term Advances	25,000	45,000	45,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	5,144	5,169	5,193
Other Liabilities	38,903	36,100	31,840
Total Liabilities	3,634,707	3,656,766	3,543,158
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at June 30, 2022, December 31, 2021 and June 30, 2021	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (20,800,144 Shares Issued at June 30, 2022 and December 31, 2021 and 20,194,474 at June 30, 2021)	20,800	20,800	20,194
Additional Paid-in Capital	379,423	377,996	355,195
Retained Earnings	69,980	54,078	60,494
Accumulated Other Comprehensive (Loss) Income	(29,564)	347	(2,658)
Treasury Stock, at Cost (4,777,605 Shares at June 30, 2022; 4,759,414 Shares at December 31, 2021 and 4,622,797 Shares at June 30, 2021)	(84,141)	(82,035)	(80,192)
Total Stockholders’ Equity	356,498	371,186	353,033
Total Liabilities and Stockholders’ Equity	$3,991,205	$4,027,952	$3,896,191
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$26,906	$27,014	$52,645	$52,197
Interest on Deposits at Banks	427	103	625	188
Interest and Dividends on Investment Securities:
Fully Taxable	2,444	1,671	4,633	3,177
Exempt from Federal Taxes	816	907	1,637	1,827
Total Interest and Dividend Income	30,593	29,695	59,540	57,389
INTEREST EXPENSE
Interest-Bearing Checking Accounts	199	192	362	411
Savings Deposits	892	501	1,309	1,066
Time Deposits over $250,000	26	69	54	189
Other Time Deposits	111	156	220	378
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	—	1	—	3
Federal Home Loan Bank Advances	108	196	295	389
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	171	171	340	340
Interest on Financing Leases	48	49	97	98
Total Interest Expense	1,555	1,335	2,677	2,874
NET INTEREST INCOME	29,038	28,360	56,863	54,515
Provision for Credit Losses	905	263	1,674	(385)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	28,133	28,097	55,189	54,900
NONINTEREST INCOME
Income From Fiduciary Activities	2,517	2,589	5,113	4,967
Fees for Other Services to Customers	3,050	2,919	5,845	5,528
Insurance Commissions	1,622	1,626	3,133	3,266
Net Gain on Securities	154	196	284	356
Net Gain on Sales of Loans	10	625	62	2,040
Other Operating Income	391	523	1,469	929
Total Noninterest Income	7,744	8,478	15,906	17,086
NONINTEREST EXPENSE
Salaries and Employee Benefits	11,687	10,845	22,973	21,983
Occupancy Expenses, Net	1,602	1,484	3,200	3,077
Technology and Equipment Expense	3,974	3,710	7,753	7,169
FDIC Assessments	291	245	598	515
Other Operating Expense	2,791	2,803	4,766	5,021
Total Noninterest Expense	20,345	19,087	39,290	37,765
INCOME BEFORE PROVISION FOR INCOME TAXES	15,532	17,488	31,805	34,221
Provision for Income Taxes	3,558	4,209	7,256	7,662
NET INCOME	$11,974	$13,279	$24,549	$26,559
Average Shares Outstanding [1]:
Basic	16,014	16,024	16,022	16,009
Diluted	16,054	16,085	16,069	16,056
Per Common Share:
Basic Earnings	$0.75	$0.83	$1.53	$1.66
Diluted Earnings	0.75	0.83	1.53	1.65

    1 2021 Share and Per Share Amounts have been restated for the September 24, 2021 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2022	2021	2022	2021
Net Income	$11,974	$13,279	$24,549	26,559
Other Comprehensive (Loss) Income, Net of Tax:
Net Unrealized Securities Holding Loss Arising During the Period	(9,711)	1,122	(32,007)	(2,690)
Net Unrealized Gain on Cash Flow Hedge Agreements	878	(704)	2,003	771
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	8	(23)	(13)	(43)
Amortization of Net Retirement Plan Actuarial Loss	(21)	—	21	34
Amortization of Net Retirement Plan Prior Service Cost	79	43	85	86
Other Comprehensive (Loss) Income	(8,767)	438	(29,911)	(1,842)
Comprehensive Income (Loss)	$3,207	$13,717	$(5,362)	$24,717

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Six Month Period Ended June 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2021	$20,800	$377,996	$54,078	$347	$(82,035)	$371,186
Net Income	—	—	24,549	—	—	24,549
Other Comprehensive Loss	—	—	—	(29,911)	—	(29,911)
Cash Dividends Paid, $.540 per Share	—	—	(8,647)	—	—	(8,647)
Stock Options Exercised, Net (15,878 Shares)	—	188	—	—	138	326
Shares Issued Under the Directors’ Stock Plan (5,770 Shares)	—	143	—	—	50	193
Shares Issued Under the Employee Stock Purchase Plan (7,561 Shares)	—	176	—	—	66	242
Shares Issued for Dividend Reinvestment Plans (29,152 Shares)	—	696	—	—	253	949
Stock-Based Compensation Expense	—	224	—	—	—	224
Purchase of Treasury Stock (76,552 Shares)	—	—	—	—	(2,613)	(2,613)
Balance at June 30, 2022	$20,800	$379,423	$69,980	$(29,564)	$(84,141)	$356,498

	Three Month Period Ended June 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at March 31 , 2022	$20,800	$378,758	$62,328	$(20,797)	$(83,846)	$357,243
Net Income	—	—	11,974	—	—	11,974
Other Comprehensive Loss	—	—	—	(8,767)	—	(8,767)
Cash Dividends Paid, $.270 per Share	—	—	(4,322)	—	—	(4,322)
Stock Options Exercised, Net (3,733 Shares)	—	53	—	—	32	85
Shares Issued Under the Directors’ Stock Plan (2,986 Shares)	—	68	—	—	26	94
Shares Issued Under the Employee Stock Purchase Plan (3,935 Shares)	—	87	—	—	35	122
Shares Issued for Dividend Reinvestment Plans (15,235 Shares)	—	343	—	—	132	475
Stock-Based Compensation Expense	—	114	—	—	—	114
Purchase of Treasury Stock (16,311 Shares)	—	—	—	—	(520)	(520)
Balance at June 30, 2022	$20,800	$379,423	$69,980	$(29,564)	$(84,141)	$356,498

	Six Month Period Ended June 30, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	$20,194	353,662	41,899	$(816)	$(80,547)	$334,392
Cumulative impact of adoption of ASU 2016-13			120			120
Balance at January 1, 2021 as adjusted for impact of adoption of ASU 2016-13	20,194	353,662	42,019	(816)	(80,547)	334,512
Net Income	—	—	26,559	—	—	26,559
Other Comprehensive Loss	—	—	—	(1,842)	—	(1,842)
Cash Dividends Paid, $.505 per Share [1]	—	—	(8,084)	—	—	(8,084)
Stock Options Exercised, Net (22,264 Shares)	—	326	—	—	199	525
Shares Issued Under the Directors’ Stock Plan (5,844 Shares)	—	137	—	—	52	189
Shares Issued Under the Employee Stock Purchase Plan (7,917 Shares)	—	175	—	—	71	246
Shares Issued for Dividend Reinvestment Plans (25,015 Shares)	—	688	—	—	223	911
Stock-Based Compensation Expense	—	207	—	—	—	207
Purchase of Treasury Stock (5,101 Shares)	—	—	—	—	(190)	(190)
Balance at June 30, 2021	$20,194	$355,195	$60,494	$(2,658)	$(80,192)	$353,033

	Three Month Period Ended June 30, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at March 31, 2021	$20,194	$354,358	$51,263	$(3,096)	$(80,306)	$342,413
Net Income	—	—	13,279	—	—	13,279
Other Comprehensive Income	—	—	—	438	—	438
Cash Dividends Paid, $.252 per Share [1]	—	—	(4,048)	—	—	(4,048)
Stock Options Exercised, Net (15,337 Shares)	—	232	—	—	137	369
Shares Issued Under the Directors’ Stock Plan (2,672 Shares)	—	67	—	—	24	91
Shares Issued Under the Employee Stock Purchase Plan (3,648 Shares)	—	89	—	—	33	122
Shares Issued for Dividend Reinvestment Plans (12,366 Shares)	—	346	—	—	110	456
Stock-Based Compensation Expense	—	103	—	—	—	103
Purchase of Treasury Stock (5,101 Shares)	—	—	—	—	(190)	(190)
Balance at June 30, 2021	$20,194	$355,195	$60,494	$(2,658)	$(80,192)	$353,033

1 Cash dividends paid per share have been adjusted for the September 24, 2021 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended June 30,
Cash Flows from Operating Activities:	2022	2021
Net Income	$24,549	$26,559
Provision for Credit Losses	1,674	(385)
Depreciation and Amortization	3,835	3,952
Net Gain on Securities Transactions	(284)	(356)
Loans Originated and Held-for-Sale	(1,002)	(40,854)
Proceeds from the Sale of Loans Held-for-Sale	1,359	51,987
Net Gain on the Sale of Loans	(62)	(2,040)
Net Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	120	45
Contributions to Retirement Benefit Plans	(319)	(291)
Deferred Income Tax Benefit	(328)	(9)
Shares Issued Under the Directors’ Stock Plan	193	189
Stock-Based Compensation Expense	224	207
Tax Benefit from Exercise of Stock Options	22	41
Net Decrease (Increase) in Other Assets	173	(842)
Net Increase in Other Liabilities	530	1,890
Net Cash Provided By Operating Activities	30,684	40,093
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	42,660	53,087
Purchases of Securities Available-for-Sale	(110,049)	(130,481)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	19,656	17,281
Purchases of Securities Held-to-Maturity	(5,491)	(3,704)
Net Increase in Loans	(178,740)	(59,778)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	860	877
Purchase of Premises and Equipment	(6,079)	(2,404)
Net Decrease (Increase) in FHLB and Federal Reserve Bank Stock	662	(31)
Net Cash Used By Investing Activities	(236,521)	(125,153)
Cash Flows from Financing Activities:
Net (Decrease) Increase in Deposits	(4,837)	203,307
Net Decrease in Short-Term Borrowings	—	(14,394)
Finance Lease Payments	(25)	(24)
Repayments of Federal Home Loan Bank Term Advances	(20,000)	—
Purchase of Treasury Stock	(2,613)	(190)
Stock Options Exercised, Net	326	525
Shares Issued Under the Employee Stock Purchase Plan	242	246
Shares Issued for Dividend Reinvestment Plans	949	911
Cash Dividends Paid	(8,647)	(8,084)
Net Cash (Used) Provided By Financing Activities	(34,605)	182,297
Net (Decrease) Increase in Cash and Cash Equivalents	(240,442)	97,237
Cash and Cash Equivalents at Beginning of Period	457,696	380,991
Cash and Cash Equivalents at End of Period	$217,254	$478,228

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$2,703	$3,038
Income Taxes	5,918	6,960
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	719	713

See Notes to Unaudited Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow, the Company, we, or us), the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2022, December 31, 2021 and June 30, 2021; the results of operations for the six month periods ended June 30, 2022 and 2021; the consolidated statements of comprehensive income for the six month periods ended June 30, 2022 and 2021; the changes in stockholders' equity for the six month periods ended June 30, 2022 and 2021; and the cash flows for the six month periods ended June 30, 2022 and 2021. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2021 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2021.

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
Arrow uses the vintage analysis method to estimate expected credit losses for the consumer loan segment. The vintage method was selected since the loans within the consumer loan segment are homogeneous, not just by risk characteristic, but by loan structure. Under the vintage analysis method, a loss rate is calculated based on the quarterly net charge-offs to the outstanding loan balance for each vintage year over the lookback period. Once this periodic loss rate is calculated for each quarter in the lookback period, the periodic rates are averaged into the loss rate. The loss rate is then applied to the outstanding loan balances based on the loan's vintage year. Arrow maintains, over the life of the loan, the loss curve by vintage year. If estimated losses computed by the vintage method need to be adjusted based on current conditions and the reasonable and supportable economic forecast, these adjustments would be incorporated over a six quarter reasonable and supportable forecast period, reverting to historical losses using a straight-line method over an eight quarter period. Based on current conditions and the reasonable and supportable economic forecast, no adjustment to the loss rate for each vintage is currently required.
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

There were no additional accounting standards adopted in the first six months of 2022.

Note 2. CASH AND CASH EQUIVALENTS (In Thousands)

The following table is the schedule of Cash and Cash Equivalents at June 30, 2022, December 31, 2021 and June 30, 2021.
	June 30, 2022	December 31, 2021	June 30, 2021
Cash and Due From Banks	$51,549	$26,978	$44,760
Interest-Bearing Deposits at Banks	165,705	430,718	433,468
Total Cash and Cash Equivalents	$217,254	457,696	478,228

Note 3.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at June 30, 2022, December 31, 2021 and June 30, 2021:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
June 30, 2022
Available-For-Sale Securities, at Amortized Cost	$165,000	$340	$460,227	$1,000	$626,567
Gross Unrealized Gains	—	—	43	—	43
Gross Unrealized Losses	(9,525)	—	(34,144)	(200)	(43,869)
Available-For-Sale Securities, at Fair Value	155,475	340	426,126	800	582,741
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					329,371

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$5,000	$20	$69	$—	$5,089
From 1 - 5 Years	160,000	—	243,992	—	403,992
From 5 - 10 Years	—	320	216,166	1,000	217,486
Over 10 Years	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$4,998	$20	$69	$—	$5,087
From 1 - 5 Years	150,477	—	233,361	—	383,838
From 5 - 10 Years	—	320	192,696	800	193,816
Over 10 Years	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$72,817	$—	$350,994	$—	$423,811
12 Months or Longer	82,657	—	68,992	800	152,449
Total	$155,474	$—	$419,986	$800	$576,260
Number of Securities in a Continuous Loss Position	22	—	137	1	160

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$2,183	$—	$24,539	$—	$26,722
12 Months or Longer	7,342	—	9,605	200	17,147
Total	$9,525	$—	$34,144	$200	$43,869

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	$165,000
US Agency Obligations, at Fair Value	155,475
US Government Agency Securities, at Amortized Cost			$8,533
US Government Agency Securities, at Fair Value			8,292
Government Sponsored Entity Securities, at Amortized Cost			451,694
Government Sponsored Entity Securities, at Fair Value			417,834

December 31, 2021
Available-For-Sale Securities, at Amortized Cost	$110,000	$400	$448,742	$1,000	$560,142
Gross Unrealized Gains	63	—	3,617	—	3,680
Gross Unrealized Losses	(1,698)	—	(2,608)	(200)	(4,506)
Available-For-Sale Securities, at Fair Value	108,365	400	449,751	800	559,316
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					298,106

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$74,088	$—	$263,292	$—	$337,380
12 Months or Longer	29,214	—	—	800	30,014
Total	$103,302	$—	$263,292	$800	$367,394
Number of Securities in a Continuous Loss Position	14	—	39	1	54

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$912	$—	$2,608	$—	$3,520
12 Months or Longer	786	—	—	200	986
Total	$1,698	$—	$2,608	$200	$4,506

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	$110,000
US Agency Obligations, at Fair Value	108,365
US Government Agency Securities, at Amortized Cost			$9,386
US Government Agency Securities, at Fair Value			9,371
Government Sponsored Entity Securities, at Amortized Cost			439,356
Government Sponsored Entity Securities, at Fair Value			440,380

June 30, 2021
Available-For-Sale Securities, at Amortized Cost	$110,001	$400	$322,291	$1,000	$433,692
Gross Unrealized Gains	114	—	6,052	—	6,166
Gross Unrealized Losses	(950)	—	(840)	(200)	(1,990)
Available-For-Sale Securities, at Fair Value	109,165	400	327,503	800	437,868
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					313,856

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$104,050	$—	$94,645	$—	$198,695
12 Months or Longer	—	—	—	800	800
Total	$104,050	$—	$94,645	$800	$199,495
Number of Securities in a Continuous Loss Position	14	—	13	1	28

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$950	$—	$840	$—	$1,790
12 Months or Longer	—	—	—	200	200
Total	$950	$—	$840	$200	$1,990

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	$110,001
US Agency Obligations, at Fair Value	109,165
US Government Agency Securities, at Amortized Cost			$10,949
US Government Agency Securities, at Fair Value			11,040
Government Sponsored Entity Securities, at Amortized Cost			311,342
Government Sponsored Entity Securities, at Fair Value			316,463

At June 30, 2022, there was no allowance for credit losses for the AFS securities portfolio.

The following table is the schedule of Held-To-Maturity Securities at June 30, 2022, December 31, 2021 and June 30, 2021:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
June 30, 2022
Held-To-Maturity Securities, at Amortized Cost	$168,599	$13,497	$182,096
Gross Unrealized Gains	56	—	56
Gross Unrealized Losses	(1,449)	(192)	(1,641)
Held-To-Maturity Securities, at Fair Value	167,206	13,305	180,511
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			153,020

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$46,554	$43	$46,597
From 1 - 5 Years	116,681	13,454	130,135
From 5 - 10 Years	5,320	—	5,320
Over 10 Years	44	—	44

Maturities of Debt Securities, at Fair Value:
Within One Year	$46,520	$43	$46,563
From 1 - 5 Years	115,399	13,262	128,661
From 5 - 10 Years	5,243	—	5,243
Over 10 Years	44	—	44

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$116,075	$13,305	$129,380
12 Months or Longer	—	—	—
Total	$116,075	$13,305	$129,380

Number of Securities in a Continuous Loss Position	327	17	344

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1,449	$192	$1,641
12 Months or Longer	—	—	—
Total	$1,449	$192	$1,641

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$4,401
US Government Agency Securities, at Fair Value		4,328
Government Sponsored Entity Securities, at Amortized Cost		9,096
Government Sponsored Entity Securities, at Fair Value		8,977

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2021
Held-To-Maturity Securities, at Amortized Cost	$180,195	$16,371	$196,566
Gross Unrealized Gains	4,179	547	4,726
Gross Unrealized Losses	—	—	—
Held-To-Maturity Securities, at Fair Value	184,374	16,918	201,292
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			175,218

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—
Number of Securities in a Continuous Loss Position	—	—	—

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$5,518
US Government Agency Securities, at Fair Value		5,647
Government Sponsored Entity Securities, at Amortized Cost		10,853
Government Sponsored Entity Securities, at Fair Value		11,271

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
June 30, 2021
Held-To-Maturity Securities, at Amortized Cost	$183,842	$20,648	$204,490
Gross Unrealized Gains	5,544	882	6,426
Gross Unrealized Losses	—	—	—
Held-To-Maturity Securities, at Fair Value	189,386	21,530	210,916
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			184,213

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—
Number of Securities in a Continuous Loss Position	—	—	—

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—

June 30, 2021
Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$7,152
US Government Agency Securities, at Fair Value		7,394
Government Sponsored Entity Securities, at Amortized Cost		13,496
Government Sponsored Entity Securities, at Fair Value		14,136

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at June 30, 2022, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at June 30, 2022 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended June 30, 2022.
Arrow's held to maturity debt securities are comprised of U.S. government agencies, U.S. government-sponsored enterprises or state and municipal obligations. U.S. government agencies and U.S. government-sponsored enterprise securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of June 30, 2022.

The following table is the schedule of Equity Securities at June 30, 2022, December 31, 2021 and June 30, 2021:

Equity Securities

	June 30, 2022	December 31, 2021	June 30, 2021
Equity Securities, at Fair Value	$2,031	$1,747	$1,992

The following is a summary of realized and unrealized gains recognized in net income on equity securities during the three and six month periods ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net Gain on Equity Securities	$155	$196	$284	$356
Less: Net gain recognized during the reporting period on equity securities sold during the period	—	—	—	—
Unrealized net gain recognized during the reporting period on equity securities still held at the reporting date	$155	$196	$284	$356

Note 4.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of June 30, 2022 and an analysis of the recorded investment in loans that are past due at these dates. Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $860, $1,154 and $1,992 as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2022
Loans Past Due 30-59 Days	$283	$—	$7,183	$327	$7,793
Loans Past Due 60-89 Days	150	—	3,851	1,189	5,190
Loans Past Due 90 or more Days	2	236	2,009	2,875	5,122
Total Loans Past Due	435	236	13,043	4,391	18,105
Current Loans	138,240	662,998	1,018,068	1,007,391	2,826,697
Total Loans	$138,675	$663,234	$1,031,111	$1,011,782	$2,844,802

December 31, 2021
Loans Past Due 30-59 Days	$202	$—	$6,713	$107	$7,022
Loans Past Due 60-89 Days	3	—	2,709	2,557	5,269
Loans Past Due 90 or more Days	157	1,180	1,564	1,981	4,882
Total Loans Past Due	362	1,180	10,986	4,645	17,173
Current Loans	172,156	627,749	909,570	941,293	2,650,768
Total Loans	$172,518	$628,929	$920,556	$945,938	$2,667,941

June 30, 2021
Loans Past Due 30-59 Days	$157	$—	$3,508	$314	$3,979
Loans Past Due 60-89 Days	—	—	1,610	1,462	3,072
Loans Past Due 90 or more Days	50	1,641	456	1,904	4,051
Total Loans Past Due	207	1,641	5,574	3,680	11,102
Current Loans	242,583	596,601	886,975	906,821	2,632,980
Total Loans	$242,790	$598,242	$892,549	$910,501	$2,644,082

Schedule of Non Accrual Loans by Category
		Commercial
June 30, 2022	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$499	$1,142	$1,641
Nonaccrual Loans	70	3,458	1,648	2,823	7,999
Nonaccrual With No Allowance for Credit Loss	70	3,458	1,648	2,823	7,999
Interest Income on Nonaccrual Loans	—	—	—	—	—

December 31, 2021
Loans 90 or More Days Past Due and Still Accruing Interest	$157	$—	$—	$666	$823
Nonaccrual Loans	34	7,243	1,697	1,790	10,764

June 30, 2021
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$159	$436	$595
Nonaccrual Loans	69	4,425	401	2,207	7,102

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
The June 30, 2022 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflects the economic conditions with a slight deterioration of approximately 0.10% in the national unemployment rate during the six-quarter forecast period, while forecasted gross domestic product are projected to decline approximately 0.75%. The home price index (HPI) forecast increased approximately 2.28% from the previous quarter level. The national HPI forecast is projecting growth beyond any recent actual growth when compared to the Albany Metropolitan Statistical Area for the last 10 years and is considered to be a unique circumstance not reflective of current economic conditions in our markets. As a result, an additional qualitative adjustment was utilized during 2022 to capture additional risk outside of the quantitative model. In the second quarter of 2022, the source data utilized for the allowance for credit losses calculation was enhanced to evaluate both the local unemployment rate relative to national unemployment and nonfarm payroll. Nonfarm payroll, evaluated with unemployment, is often considered a better indication of the local labor force than utilizing unemployment rate only. Key assumptions utilized in the CECL calculation include loan segmentation, loan loss regression analysis, reasonable and supportable forecast period, reversion period, discounted cash flow inputs including economic forecast data and prepayment and curtailment speeds and qualitative factors. Key assumptions are reviewed and approved on a quarterly basis. Driven by current economic forecasts, loan growth and net charge offs during the quarter, the second quarter provision for credit losses was $905 thousand. The provision is directionally consistent with both the latest economic forecasts as well as second quarter activity. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of June 30, 2022.

The following table details activity in the allowance for credit losses on loans for the three and six months ended June 30, 2022 and June 30, 2021.

Allowance for Credit Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
March 31, 2022	$2,515	$13,542	$2,510	$9,094	$27,661
Charge-offs	(4)	—	(903)	—	(907)
Recoveries	18	—	413	—	431
Provision	(64)	394	338	237	905
June 30, 2022	$2,465	$13,936	$2,358	$9,331	$28,090

December 31, 2021	$2,298	$13,136	$2,402	$9,445	$27,281
Charge-offs	$(4)	$—	$(1,702)	$(30)	$(1,736)
Recoveries	$26	$—	$845	$—	$871
Provision	$145	$800	$813	$(84)	$1,674
June 30, 2022	$2,465	$13,936	$2,358	$9,331	$28,090

March 31, 2021	$4,297	$11,944	$2,429	$8,170	$26,840
Charge-offs	(17)	—	(426)	—	$(443)
Recoveries	—	—	350	—	$350
Provision	(2,039)	1,662	90	550	$263
June 30, 2021	$2,241	$13,606	$2,443	$8,720	$27,010

December 31, 2020	$4,257	$12,054	$2,179	$9,442	$27,932
Charge-offs	(20)	—	(1,053)	(3)	(1,076)
Recoveries	—	—	539	—	539
Provision	(1,996)	1,552	778	(719)	(385)
June 30, 2021	$2,241	$13,606	$2,443	$8,720	$27,010

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. Changes in this allowance are reflected in other operating expenses within the non-interest expense category. As of June 30, 2022, the total unfunded commitment off-balance sheet credit exposure was $1.6 million.

Individually Evaluated Loans

All loans not included in the vintage analysis method that exceed $250,000, which are on nonaccrual status, are evaluated on an individual basis. Arrow made the policy election to apply a practical expedient for collateral dependent financial assets when the borrower is experiencing financial difficulty and the repayment is expected through the sale of the collateral. This allows Arrow to use fair value of the collateral at the reporting date adjusted for estimated cost to sell when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operating of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. As of June 30, 2022, there were three total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $4.3 million and none had an allowance for credit loss.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2022, December 31, 2021 and June 30, 2021:

June 30, 2022	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	3,222	3,222
Consumer	—	—	—
Residential	1,116	—	1,116
Total	$1,116	$3,222	$4,338

December 31, 2021	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	6,732	6,732
Consumer	—	—	—
Residential	673	—	673
Total	$673	$6,732	$7,405

June 30, 2021	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	3,913	3,913
Consumer	—	—	—
Residential	677	—	677
Total	$677	$3,913	$4,590

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
June 30, 2022
Ending Loan Balance - Collectively Evaluated	$138,675	$660,012	$1,031,111	$1,010,666	$2,840,464
Allowance for Credit Losses - Loans Collectively Evaluated	2,465	13,936	2,358	9,331	28,090
Ending Loan Balance - Individually Evaluated	—	3,222	—	1,116	4,338
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

December 31, 2021
Ending Loan Balance - Collectively Evaluated	$172,518	$622,197	$920,556	$945,265	$2,660,536
Allowance for Credit Losses - Loans Collectively Evaluated	2,298	12,537	2,402	9,445	$26,682
Ending Loan Balance - Individually Evaluated	—	6,732	—	673	7,405
Allowance for Credit Losses - Loans Individually Evaluated	—	599	—	—	599

June 30, 2021
Ending Loan Balance - Collectively Evaluated	$242,790	$594,329	$892,549	$909,824	$2,639,492
Allowance for Credit Losses - Loans Collectively Evaluated	2,241	12,990	2,443	8,720	26,394
Ending Loan Balance - Individually Evaluated	—	3,913	—	677	4,590
Allowance for Credit Losses - Loans Individually Evaluated	—	616	—	—	616

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

Loan Credit Quality Indicators

The following tables presents credit quality indicators by total loans amortized cost basis by origination year as of June 30, 2022, December 31, 2021 and June 30, 2021.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
June 30, 2022	2022	2021	2020	2019	2018	Prior
Commercial:
Risk rating
Satisfactory	$26,461	$31,578	$25,469	$8,527	$9,473	$15,179	$8,674	$—	$125,361
Special mention	—	—	—	—	—	50	—	—	50
Substandard	—	3,349	3,511	477	—	6	5,921	—	13,264
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$26,461	$34,927	$28,980	$9,004	$9,473	$15,235	$14,595	$—	$138,675

Commercial Real Estate:
Risk rating
Satisfactory	$72,102	$134,785	$260,080	$40,965	$36,546	$73,592	$3,269	$—	$621,339
Special mention	—	—	5,445	1,176	—	76	—	—	6,697
Substandard	2,839	4,788	15,780	3,841	94	7,832	24	—	35,198
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$74,941	$139,573	$281,305	$45,982	$36,640	$81,500	$3,293	$—	$663,234

Consumer:
Risk rating
Performing	$301,351	$337,325	$192,857	$116,855	$58,065	$22,057	$453	$—	$1,028,963
Nonperforming	278	944	415	285	143	82	1	—	2,148
Total Consumer Loans	$301,629	$338,269	$193,272	$117,140	$58,208	$22,139	$454	$—	$1,031,111

Residential:
Risk rating
Performing	$119,530	$194,360	$139,857	$85,977	$80,850	$276,354	$111,080	$—	$1,008,008
Nonperforming	—	—	941	28	110	2,441	254	—	3,774
Total Residential Loans	$119,530	$194,360	$140,798	$86,005	$80,960	$278,795	$111,334	$—	$1,011,782

Total Loans	$522,561	$707,129	$644,355	$258,131	$185,281	$397,669	$129,676	$—	$2,844,802

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial:
Risk rating
Satisfactory	$75,615	$35,522	$11,591	$11,661	$7,792	$3,442	$12,783	$—	$158,406
Special mention	—	—	3	—	—	5,899	—	—	5,902
Substandard	3,541	3,791	589	—	25	12	252	—	8,210
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$79,156	$39,313	$12,183	$11,661	$7,817	$9,353	$13,035	$—	$172,518

Commercial Real Estate:
Risk rating
Satisfactory	$140,636	$276,461	$42,369	$37,997	$22,155	$59,698	$1,923	$—	$581,239
Special mention	—	7,893	1,204	—	137	1,906	—	—	11,140
Substandard	7,248	16,405	3,910	96	—	8,867	24	—	36,550
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$147,884	$300,759	$47,483	$38,093	$22,292	$70,471	$1,947	$—	$628,929

Consumer:
Risk rating
Performing	$402,558	$239,492	$154,517	$82,673	$29,587	$9,578	$455	$—	$918,860
Nonperforming	388	399	502	151	160	96	—	—	1,696
Total Consumer Loans	$402,946	$239,891	$155,019	$82,824	$29,747	$9,674	$455	$—	$920,556

Residential:
Risk rating
Performing	$187,708	$146,113	$93,547	$88,505	$93,524	$215,679	$118,595	$—	$943,671
Nonperforming	—	133	—	27	162	1,907	38	—	2,267
Total Residential Loans	$187,708	$146,246	$93,547	$88,532	$93,686	$217,586	$118,633	$—	$945,938

Total Loans	$817,694	$726,209	$308,232	$221,110	$153,542	$307,084	$134,070	$—	$2,667,941

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
June 30, 2021	2021	2020	2019	2018	2017	Prior
Commercial:
Risk rating
Satisfactory	$98,633	$64,854	$15,714	$14,316	$9,067	$11,486	$14,083	$—	$228,153
Special mention	—	666	58	—	—	50	—	—	774
Substandard	143	9,458	667	—	39	3,509	47	—	13,863
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$98,776	$74,978	$16,439	$14,316	$9,106	$15,045	$14,130	$—	$242,790

Commercial Real Estate:
Risk rating
Satisfactory	$68,576	$297,152	$49,458	$40,229	$24,142	$66,277	$2,145	$—	$547,979
Special mention	—	20,380	1,982	—	140	1,127	—	—	23,629
Substandard	6,923	5,990	3,981	132	—	9,584	24	—	26,634
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$75,499	$323,522	$55,421	$40,361	$24,282	$76,988	$2,169	$—	$598,242

Consumer:
Risk rating
Performing	$219,782	$292,852	$198,930	$115,042	$45,994	$18,941	$449	$—	$891,990
Nonperforming	28	158	145	118	87	23	—	—	559
Total Consumer Loans	$219,810	$293,010	$199,075	$115,160	$46,081	$18,964	$449	$—	$892,549

Residential:
Risk rating
Performing	$70,131	$156,496	$107,323	$100,447	$103,671	$246,277	$123,514	$—	$907,859
Nonperforming	—	203	436	27	148	1,796	32	—	2,642
Total Residential Loans	$70,131	$156,699	$107,759	$100,474	$103,819	$248,073	$123,546	$—	$910,501

Total Loans	$464,216	$848,209	$378,694	$270,311	$183,288	$359,070	$140,294	$—	$2,644,082

For the purposes of the table above, nonperforming consumer and residential loans were those loans on nonaccrual status or were 90 days or more past due and still accruing interest.
The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $2.3 million.
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

Loans Modified in Trouble Debt Restructurings During the Period
Commercial
	Commercial	Real Estate	Consumer	Residential	Total
For the Quarter Ended:
June 30, 2022
Number of Loans	—	—	2	—	2
Pre-Modification Outstanding Recorded Investment	$—	$—	$21	$—	$21
Post-Modification Outstanding Recorded Investment	—	—	21	—	21
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

June 30, 2021
Number of Loans	—	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	—	—	—	—	—
Subsequent Default, Number of Contracts	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—

In general, prior to the COVID-19 pandemic, loans requiring modification were restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of June 30, 2022.

Note 5.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of June 30, 2022, December 31, 2021 and June 30, 2021:

Commitments to Extend Credit and Letters of Credit
	June 30, 2022	December 31, 2021	June 30, 2021
Notional Amount:
Commitments to Extend Credit	$447,178	$402,280	$434,434
Standby Letters of Credit	3,745	3,223	3,399
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	18	24	10

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at June 30, 2022, December 31, 2021 and June 30, 2021 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Arrow's policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at June 30, 2022, December 31, 2021 and June 30, 2021, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
On July 1, 2020, Daphne Richard, a customer of Glens Falls National Bank and Trust Company (Glens Falls National or GFNB) filed a putative class action complaint against GFNB in the United States District Court for the Northern District of New York. The complaint alleges that GFNB assessed overdraft fees on certain transactions drawn on her checking account without having sufficiently disclosed its overdraft-fee practices in its account agreement. Ms. Richard, on behalf of two purported classes, seeks compensatory damages, disgorgement of profits, statutory damages, treble damages, enjoinment of the conduct complained of, and costs and fees. On July 22, 2022, the court approved a settlement agreement among Arrow, GFNB, Saratoga National Bank and Trust Company (Saratoga National or SNB) and the plaintiffs, pursuant to which, among other things, Arrow established a settlement fund of approximately $1.5 million. Arrow expressly denies any wrongdoing in connection with the matters claimed in the complaint.

Note 6.    COMPREHENSIVE (LOSS) INCOME (In Thousands)

The following table presents the components of other comprehensive (loss) income for the three and six month periods ended June 30, 2022 and 2021:

Schedule of Comprehensive (Loss) Income
	Three Months Ended June 30,			Six Months Ended June 30,
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
2022
Net Unrealized Securities Holding Loss on Securities Available-for-Sale Arising During the Period	$(13,045)	$3,334	$(9,711)	$(43,000)	$10,993	$(32,007)
Net Unrealized Gain on Cash Flow Swap	1,179	(301)	878	2,691	(688)	2,003
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	11	(3)	8	(18)	5	(13)
Amortization of Net Retirement Plan Actuarial Loss	(29)	8	(21)	28	(7)	21
Amortization of Net Retirement Plan Prior Service Cost	107	(28)	79	114	(29)	85
Other Comprehensive (Loss) Income	$(11,777)	$3,010	$(8,767)	$(40,185)	$10,274	$(29,911)

2021
Net Unrealized Securities Holding Gain (Loss) on Securities Available-for-Sale Arising During the Period	$1,507	$(385)	$1,122	$(3,614)	$924	$(2,690)
Net Unrealized (Loss) Gain on Cash Flow Swap	(946)	242	(704)	1,036	(265)	771
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(30)	7	(23)	(58)	15	(43)
Amortization of Net Retirement Plan Actuarial Loss	—	—	—	46	(12)	34
Amortization of Net Retirement Plan Prior Service Cost	57	(14)	43	116	(30)	86
Other Comprehensive Income (Loss)	$588	$(150)	$438	$(2,474)	$632	$(1,842)

The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized (Loss) and Gain on Available-for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Loss	Net Prior Service Cost

For the Quarter-To-Date periods ended:
March 31, 2022	$(22,910)	$2,424	$681	$(992)	$(20,797)
Other comprehensive income or loss before reclassifications	(9,711)	878	—	—	(8,833)
Amounts reclassified from accumulated other comprehensive income	—	8	(21)	79	66
Net current-period other comprehensive (loss) income	(9,711)	886	(21)	79	(8,767)
June 30, 2022	$(32,621)	$3,310	$660	$(913)	$(29,564)

March 31, 2021	$1,987	$1,940	$(5,895)	$(1,128)	$(3,096)
Other comprehensive income or loss before reclassifications	1,122	(704)	—	—	418
Amounts reclassified from accumulated other comprehensive income	—	(23)	—	43	20
Net current-period other comprehensive income	1,122	(727)	—	43	438
June 30, 2021	$3,109	$1,213	$(5,895)	$(1,085)	$(2,658)

For the Year-To-Date periods ended:

December 31, 2021	$(614)	$1,320	$639	$(998)	$347
Other comprehensive income or loss before reclassifications	(32,007)	2,003	—	—	(30,004)
Amounts reclassified from accumulated other comprehensive income	—	(13)	21	85	93
Net current-period other comprehensive (loss) income	(32,007)	1,990	21	85	(29,911)
June 30, 2022	$(32,621)	$3,310	$660	$(913)	$(29,564)

December 31, 2020	$5,799	$485	$(5,929)	$(1,171)	$(816)
Other comprehensive income or loss before reclassifications	(2,690)	771	—	—	(1,919)
Amounts reclassified from accumulated other comprehensive income	—	(43)	34	86	77
Net current-period other comprehensive income	(2,690)	728	34	86	(1,842)
June 30, 2021	$3,109	$1,213	$(5,895)	$(1,085)	$(2,658)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive loss.

Reclassifications Out of Accumulated Other Comprehensive Loss

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income Is Presented

For the Quarter-to-date periods ended:

June 30, 2022
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$(11)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(107)	(1)	Salaries and Employee Benefits
Actuarial loss	29	(1)	Salaries and Employee Benefits
	(89)		Total before Tax
	23		Provision for Income Taxes
Total reclassifications for the period	$(66)		Net of Tax

June 30, 2021
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$30		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	$(57)	(1)	Salaries and Employee Benefits
Actuarial loss	—	(1)	Salaries and Employee Benefits
	(27)		Total before Tax
	7		Provision for Income Taxes
Total reclassifications for the period	$(20)		Net of Tax

For the Year-to-date periods ended:

June 30, 2022
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$18
Amortization of defined benefit pension items:
Prior-service costs	(114)	(1)	Salaries and Employee Benefits
Actuarial loss	(28)	(1)	Salaries and Employee Benefits
	(124)		Total before Tax
	31		Provision for Income Taxes
Total reclassifications for the period	$(93)		Net of Tax

June 30, 2021
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	58
Amortization of defined benefit pension items:
Prior-service costs	$(116)	(1)	Salaries and Employee Benefits
Actuarial loss	(46)	(1)	Salaries and Employee Benefits
	(104)		Total before Tax
	27		Provision for Income Taxes
Total reclassifications for the period	$(77)		Net of Tax

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

The following table summarizes information about stock option activity for the year to date period ended June 30, 2022.

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2022	270,758	$28.45
Granted	57,000	35.83
Exercised	(15,878)	20.48
Forfeited	(5,413)	29.72
Outstanding at June 30, 2022	306,467	30.12

Vested at Period-End	174,442	28.40
Expected to Vest	132,025	32.61

Stock Options Granted
Weighted Average Grant Date Information:
Fair Value of Options Granted	$7.65
Fair Value Assumptions:
Dividend Yield	2.90%
Expected Volatility	27.15%
Risk Free Interest Rate	1.69%
Expected Lives (in years)	8.56

The following table presents information on the amounts expensed related to stock options for the three and six month periods ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Amount expensed	$79	$69	$154	$141

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

The following table summarizes information about restricted stock unit activity for the periods ended June 30, 2022 and 2021.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	13,203	$30.15
Granted	4,186	35.83
Vested	(4,263)	29.02
Non-vested at June 30, 2022	13,126	32.32

Non-vested at January 1, 2021	12,012	30.70
Granted	4,880	28.54
Vested	(3,689)	29.82
Non-vested at June 30, 2021	13,203	30.15
The following table presents information on the amounts expensed related to restricted stock units for the periods ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Amount expensed	$35	$34	$70	$66

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
Effective January 1, 2021, Glens Falls National amended the Arrow Financial Corporation Employees' Pension Plan (the "Plan"). The Plan change was adopted January 1, 2021 and the amendment was valued as of December 31, 2020. The Plan amendment is the following:
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
The following tables provide the components of net periodic benefit costs for the three and six-month periods ended June 30, 2022 and 2021.

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic (Benefit) Cost
For the Three Months Ended June 30, 2022:
Service Cost [1]	$451	$271	$18
Interest Cost [2]	352	61	60
Expected Return on Plan Assets [2]	(1,058)	—	—
Amortization of Prior Service Cost [2]	20	11	26
Amortization of Net Loss (Gain) [2]	—	67	(46)
Net Periodic (Benefit) Cost	$(235)	$410	$58

Plan Contributions During the Period	$—	$115	$33

For the Three Months Ended June 30, 2021:
Service Cost [1]	$507	$173	$24
Interest Cost [2]	343	50	57
Expected Return on Plan Assets [2]	(940)	—	—
Amortization of Prior Service Cost [2]	19	12	26
Amortization of Net Loss (Gain) [2]	—	52	(52)
Net Periodic (Benefit) Cost	$(71)	$287	$55

Plan Contributions During the Period	$—	$118	$27

Net Periodic Benefit Cost
For the Six Months Ended June 30, 2022:
Service Cost [1]	$939	$418	$45
Interest Cost [2]	719	112	124
Expected Return on Plan Assets [2]	(2,157)	—	—
Amortization of Prior Service Cost [2]	39	22	53
Amortization of Net Loss (Gain) [2]	—	106	(78)
Net Periodic (Benefit) Cost	$(460)	$658	$144

Plan Contributions During the Period	$—	$231	$88

Estimated Future Contributions in the Current Fiscal Year	$—	$230	$66

For the Six Months Ended June 30, 2021:
Service Cost [1]	$967	$291	$55
Interest Cost [2]	683	95	124
Expected Return on Plan Assets [2]	(1,890)	—	—
Amortization of Prior Service Cost [2]	39	24	53
Amortization of Net Loss (Gain) [2]	—	90	(44)
Net Periodic (Benefit) Cost	$(201)	$500	$188

Plan Contributions During the Period	$—	$236	$55

Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the period ended June 30, 2022 and currently, additional contributions in 2022 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 9.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for periods ended June 30, 2022 and 2021.  2021 share and per share amounts have been adjusted for the September 24, 2021, 3% stock dividend.

Earnings Per Share
	Three Months Ended		Year-to-Date Period Ended:
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Earnings Per Share - Basic:
Net Income	$11,974	$13,279	$24,549	$26,559
Weighted Average Shares - Basic	16,014	16,024	16,022	16,009
Earnings Per Share - Basic	$0.75	$0.83	$1.53	$1.66

Earnings Per Share - Diluted:
Net Income	$11,974	$13,279	$24,549	$26,559
Weighted Average Shares - Basic	16,014	16,024	16,022	16,009
Dilutive Average Shares Attributable to Stock Options	40	61	47	47
Weighted Average Shares - Diluted	16,054	16,085	16,069	16,056
Earnings Per Share - Diluted	$0.75	$0.83	$1.53	$1.65

Note 10.    FAIR VALUES (Dollars In Thousands)

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2022, December 31, 2021 and June 30, 2021 were securities available-for-sale, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
June 30, 2022
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$155,475	$—	$155,475	$—
State and Municipal Obligations	340	—	340	—
Mortgage-Backed Securities	426,126	—	426,126	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	582,741	—	582,741	—
Equity Securities	2,031	—	2,031	—
Total Securities Measured on a Recurring Basis	584,772	—	584,772	—
Derivatives, included in other assets	6,971	—	6,971	—
Total Measured on a Recurring Basis	$591,743	$—	$591,743	$—
Liabilities:
Derivatives, included in other liabilities	6,971	—	6,971	—
Total Measured on a Recurring Basis	$6,971	$—	$6,971	$—
December 31, 2021
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$108,365	$—	$108,365	$—
State and Municipal Obligations	400	—	400	—
Mortgage-Backed Securities	449,751	—	449,751	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	559,316	—	559,316	—
Equity Securities	1,747	—	1,747	—

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total Securities Measured on a Recurring Basis	561,063	—	561,063	—
Derivatives, included in other liabilities	2,083	—	2,083	—
Total Measured on a Recurring Basis	$563,146	$—	$563,146	$—
Liabilities:
Derivatives, included in other liabilities	2,083	—	2,083	—
Total Measured on a Recurring Basis	$2,083	$—	$2,083	$—
June 30, 2021
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$109,165	$—	$109,165	$—
State and Municipal Obligations	400	—	400	—
Mortgage-Backed Securities	327,503	—	327,503	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	437,868	—	437,868	—
Equity Securities	1,992	—	1,992	—
Total Securities Measured on a Recurring Basis	$439,860	$—	$439,860	$—
Derivatives, included in other assets	2,600	$—	2,600	—
Total Measured on a Recurring Basis	$442,460	$—	$442,460	$—
Liabilities:
Derivatives, included in other liabilities	2,600	—	2,600	—
Total Measured on a Recurring Basis	$2,600	$—	$2,600	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
June 30, 2022
Collateral Dependent Evaluated Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	297	—	—	297	—
December 31, 2021
Collateral Dependent Impaired Loans	$2,457	$—	$—	$2,457
Other Real Estate Owned and Repossessed Assets, Net	126	—	—	126	—
June 30, 2021
Collateral Dependent Impaired Loans	$2,423	$—	$—	$2,423
Other Real Estate Owned and Repossessed Assets, Net	198	—	—	198	13

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent evaluated loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at June 30, 2022, December 31, 2021 and June 30, 2021.

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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Cash and Cash Equivalents	$217,254	$217,254	$217,254	$—	$—
Securities Available-for-Sale	582,741	582,741	—	582,741	—
Securities Held-to-Maturity	182,096	180,511	—	180,511	—
Equity Securities	2,031	2,031	—	2,031	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,718	4,718	—	4,718	—
Net Loans	2,816,712	2,668,973	—	—	2,668,973
Accrued Interest Receivable	8,077	8,077	—	8,077	—
Derivatives, included in other assets	6,971	6,971		6,971
Deposits	3,545,660	3,539,820	—	3,539,820	—
Federal Home Loan Bank Term Advances	25,000	24,838	—	24,838	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	107	107	—	107	—
Derivatives, included in other liabilities	6,971	6,971	—	6,971	—

December 31, 2021
Cash and Cash Equivalents	$457,696	$457,696	$457,696	$—	$—
Securities Available-for-Sale	559,316	559,316	—	559,316	—
Securities Held-to-Maturity	196,566	201,292	—	201,292	—
Equity Securities	1,747	1,747	—	1,747
Federal Home Loan Bank and Federal Reserve Bank Stock	5,380	5,380	—	5,380	—
Net Loans	2,640,660	2,618,311	—	—	2,618,311
Accrued Interest Receivable	7,384	7,384	—	7,384	—
Derivatives, included in other assets	2,083	2,083	—	2,083	—
Deposits	3,550,497	3,548,554	—	3,548,554	—
Federal Home Loan Bank Term Advances	45,000	45,518	—	45,518	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	138	138	—	138	—
Derivatives, included in other liabilities	2,083	2,083	—	2,083	—

June 30, 2021
Cash and Cash Equivalents	$478,228	$478,228	$478,228	$—	$—
Securities Available-for-Sale	437,868	437,868	—	437,868	—
Securities Held-to-Maturity	204,490	210,916	—	210,916	—
Equity Securities	1,992	1,992	—	1,992
Federal Home Loan Bank and Federal Reserve Bank Stock	5,380	5,380	—	5,380	—
Net Loans	2,617,072	2,600,612	—	—	2,600,612
Accrued Interest Receivable	7,250	7,250	—	7,250	—
Derivatives, included in other assets	2,600	2,600	—	2,600	—
Deposits	3,438,033	3,436,969	—	3,436,969	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	3,092	3,092	—	3,092	—
Federal Home Loan Bank Term Advances	45,000	46,019	—	46,019	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	156	156	—	156	—
Derivatives, included in other liabilities	2,600	2,600	—	2,600	—

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
Arrow leases two of its branch offices, at market rates, from Stewart’s Shops Corp.  Mr. Gary C. Dake, President of Stewart’s Shops Corp., serves as a Director on the Board of Directors of Arrow, Glens Falls National and Saratoga National. Arrow also leases one administrative office from an entity controlled by Elizabeth Miller, who serves as a Director on the Board of Directors of Arrow, Glens Falls National and Saratoga National.

The following includes quantitative data related to Arrow's leases as of and for the six months ended June 30, 2022 and June 30, 2021:

		Six Months Ended
Finance Lease Amounts:	Classification	June 30, 2022	June 30, 2021
Right-of-Use Assets	Premises and Equipment, Net	$4,726	$4,903
Lease Liabilities	Finance Leases	5,144	5,193

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$6,413	$5,661
Lease Liabilities	Other Liabilities	6,604	5,832

Other Information:
(Gains) and Losses On Sale and Leaseback Transactions, Net		N/A	N/A
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$97	$98
Operating Outgoing Cash Flows From Operating Leases		611	383
Financing Outgoing Cash Flows From Finance Leases		25	24
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		—	805
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		27.7	28.7
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		11.2	12.2
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		2.85%	3.08%

Lease cost information for the Company's leases is as follows:
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$45	$45	$89	$89
Interest on Lease Liabilities	48	49	97	98
Operating Lease Cost	308	290	620	499
Short-term Lease Cost	13	8	23	13
Variable Lease Cost	72	30	167	134
Total Lease Cost	$486	$422	$996	$833

Future Lease Payments at June 30, 2022 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
6/30/2023	$1,196	$243
6/30/2024	804	244
6/30/2025	717	257
6/30/2026	664	266
6/30/2027	612	268
Thereafter	3,897	7,398
Total Undiscounted Cash Flows	$7,890	$8,676
Less: Net Present Value Adjustment	1,286	3,532
Lease Liability	$6,604	$5,144

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

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	June 30, 2022	December 31, 2021	June 30, 2021
Fair value adjustment included in other assets	$6,971	$2,083	$2,600
Fair value adjustment included in other liabilities	6,971	2,083	2,600
Notional amount	169,688	172,668	173,581

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2022	December 31, 2021	June 30, 2021
Amount of gain recognized in AOCI	$2,691	$1,249	$1,036
Amount of gain reclassified from AOCI to interest expense	18	126	58

Note 13.    COVID-19 PANDEMIC

The COVID-19 pandemic caused significant disruptions in the United States economy, which impacted the activities and operations of Arrow and its customers. The pandemic also caused disruption in the financial markets both globally and in the United States.
Arrow continues to monitor the impact of the pandemic, both during recovery as well as any potential setbacks, including emerging variants, and continues to mitigate the risk of harm to its employees and customers and to its operations. Arrow encourages customers to use contact-free alternatives such as digital banking and ATMs.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Arrow Financial Corporation:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the Company) as of June 30, 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month and six-month periods ended June 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
August 5, 2022

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2022

NOTE ON TERMINOLOGY
In this Quarterly Report on Form 10-Q (this Report), the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Form 10-Q, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 168 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s "Bank Holding Company Performance Report" for March 31, 2022 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

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

These forward-looking statements may not be exhaustive, are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  You should not place undue reliance on any such forward-looking statements. In the case of all forward-looking statements, our actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to the following:
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

Arrow Financial Corporation
Selected Quarterly Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
Net Income	$11,974	$12,575	$10,309	$12,989	$13,279
Transactions in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	114	96	(104)	(79)	145

Share and Per Share Data:[1]
Period End Shares Outstanding	16,023	16,013	16,041	16,020	16,039
Basic Average Shares Outstanding	16,014	16,030	16,028	16,027	16,024
Diluted Average Shares Outstanding	16,054	16,083	16,091	16,085	16,085
Basic Earnings Per Share	$0.75	$0.78	$0.64	$0.81	$0.83
Diluted Earnings Per Share	0.75	0.78	0.63	0.81	0.83
Cash Dividend Per Share	0.270	0.270	0.260	0.252	0.252

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$232,545	$410,644	$551,890	$416,500	$369,034
Investment Securities	822,112	797,347	681,732	675,980	668,089
Loans	2,804,180	2,678,796	2,660,665	2,641,726	2,651,449
Deposits	3,569,754	3,582,256	3,590,766	3,435,933	3,395,271
Other Borrowed Funds	50,140	68,596	70,162	72,187	74,957
Stockholders’ Equity	357,228	370,264	364,409	359,384	350,203
Total Assets	4,012,999	4,054,943	4,060,540	3,902,041	3,851,921
Return on Average Assets, annualized	1.20%	1.26%	1.01%	1.32%	1.38%
Return on Average Equity, annualized	13.44%	13.77%	11.22%	14.34%	15.21%
Return on Average Tangible Equity, annualized [2]	14.40%	14.72%	12.01%	15.36%	16.32%
Average Earning Assets	$3,858,837	$3,886,787	$3,894,287	$3,734,206	$3,688,572
Average Paying Liabilities	2,808,287	2,855,884	2,841,304	2,705,283	2,721,961
Interest Income	30,593	28,947	28,354	29,807	29,695
Tax-Equivalent Adjustment [3]	269	270	285	292	293
Interest Income, Tax-Equivalent [3]	30,862	29,217	28,639	30,099	29,988
Interest Expense	1,555	1,122	1,152	1,169	1,335
Net Interest Income	29,038	27,825	27,202	28,638	28,360
Net Interest Income, Tax-Equivalent [3]	29,307	28,095	27,487	28,930	28,653
Net Interest Margin, annualized	3.02%	2.90%	2.77%	3.04%	3.08%
Net Interest Margin, Tax Equivalent, annualized [3]	3.05%	2.93%	2.80%	3.07%	3.12%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$20,345	$18,945	$20,860	$19,423	$19,087
Less: Intangible Asset Amortization	48	49	52	51	53
Net Noninterest Expense	$20,297	$18,896	$20,808	$19,372	$19,034
Net Interest Income, Tax-Equivalent [3]	$29,307	$28,095	$27,487	$28,930	$28,653
Noninterest Income	7,744	8,162	7,589	7,694	8,478
Less: Net Changes in Fair Value of Equity Invest.	154	130	(139)	(106)	196
Net Gross Income	$36,897	$36,127	$35,215	$36,730	$36,935
Efficiency Ratio [4]	55.01%	52.30%	59.09%	52.74%	51.53%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$356,498	$357,243	$371,186	$360,171	$353,033
Book Value per Share [1]	22.25	22.31	23.14	22.48	22.01
Goodwill and Other Intangible Assets, net	23,583	23,691	23,791	23,879	23,955
Tangible Book Value per Share [1,2]	20.78	20.83	21.66	20.99	20.52

Capital Ratios:[5]
Tier 1 Leverage Ratio	9.60%	9.37%	9.20%	9.39%	9.29%
Common Equity Tier 1 Capital Ratio	13.14%	13.48%	13.77%	13.71%	13.79%
Tier 1 Risk-Based Capital Ratio	13.86%	14.23%	14.55%	14.51%	14.61%
Total Risk-Based Capital Ratio	14.93%	15.33%	15.69%	15.66%	15.78%

Assets Under Trust Admin. & Investment Mgmt.	$1,589,178	$1,793,747	$1,851,101	$1,778,659	$1,804,854

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

		6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
	Total Stockholders' Equity (GAAP)	$356,498	$357,243	$371,186	$360,171	$353,033
	Less: Goodwill and Other Intangible assets, net	23,583	23,691	23,791	23,879	23,955
	Tangible Equity (Non-GAAP)	$332,915	$333,552	$347,395	$336,292	$329,078

	Period End Shares Outstanding	16,023	16,013	16,041	16,020	16,039
	Tangible Book Value per Share (Non-GAAP)	$20.78	$20.83	$21.66	$20.99	$20.52
	Net Income	11,974	12,575	10,309	12,989	13,279
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	14.40%	14.72%	12.01%	15.36%	16.32%

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 46.

		6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
	Interest Income (GAAP)	$30,593	$28,947	$28,354	$29,807	$29,695
	Add: Tax-Equivalent adjustment (Non-GAAP)	269	270	285	292	293
	Interest Income - Tax Equivalent (Non-GAAP)	$30,862	$29,217	$28,639	$30,099	$29,988
	Net Interest Income (GAAP)	$29,038	$27,825	$27,202	$28,638	$28,360
	Add: Tax-Equivalent adjustment (Non-GAAP)	269	270	285	292	293
	Net Interest Income - Tax Equivalent (Non-GAAP)	$29,307	$28,095	$27,487	$28,930	$28,653
	Average Earning Assets	$3,858,837	$3,886,787	$3,894,287	$3,734,206	$3,688,572
	Net Interest Margin (Non-GAAP)*	3.05%	2.93%	2.80%	3.07%	3.12%

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

5.
For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. All prior quarters reflect actual results. The CET1 ratio at June 30, 2022 listed in the tables (i.e., 13.14%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
	Total Risk Weighted Assets	$2,790,520	$2,661,952	$2,552,812	$2,511,910	$2,438,445
	Common Equity Tier 1 Capital	366,798	358,738	351,497	344,507	336,265
	Common Equity Tier 1 Capital Ratio	13.14%	13.48%	13.77%	13.71%	13.79%

* Quarterly ratios have been annualized.

Arrow Financial Corporation
Selected Year-to-Date Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Six Months Ended	6/30/2022	6/30/2021
Net Income	$24,549	$26,559
Transactions Recorded in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	210	264

Share and Per Share Data: [1]
Period End Shares Outstanding	16,023	16,039
Basic Average Shares Outstanding	16,022	16,009
Diluted Average Shares Outstanding	16,069	16,056
Basic Earnings Per Share	$1.53	$1.66
Diluted Earnings Per Share	1.53	1.65
Cash Dividend Per Share	0.54	0.51

Selected Year-to-Date Average Balances:
Interest-Bearing Deposits at Banks	$321,103	$351,691
Investment Securities	809,797	631,161
Loans	2,741,834	2,634,997
Deposits	3,575,970	3,325,431
Other Borrowed Funds	59,317	78,787
Stockholders’ Equity	363,711	345,482
Total Assets	4,033,856	3,782,357
Return on Average Assets, annualized	1.23%	1.42%
Return on Average Equity, annualized	13.61%	15.50%
Return on Average Tangible Equity, annualized [2]	14.56%	16.65%
Average Earning Assets	3,872,734	3,617,849
Average Paying Liabilities	2,831,953	2,680,829
Interest Income	59,540	57,389
Tax-Equivalent Adjustment [3]	539	528
Interest Income, Tax-Equivalent [3]	60,079	57,917
Interest Expense	2,677	2,874
Net Interest Income	56,863	54,515
Net Interest Income, Tax-Equivalent [3]	57,402	55,043
Net Interest Margin, annualized	2.96%	3.04%
Net Interest Margin, Tax Equivalent, annualized [3]	2.99%	3.07%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$39,290	$37,765
Less: Intangible Asset Amortization	97	106
Net Noninterest Expense	39,193	37,659
Net Interest Income, Tax-Equivalent [3]	57,402	55,043
Noninterest Income	15,906	17,086
Less: Net Changes in Fair Value of Equity Securities	284	356
Net Gross Income	73,024	71,773
Efficiency Ratio [4]	53.67%	52.47%

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

		6/30/2022	6/30/2021
	Total Stockholders' Equity (GAAP)	$356,498	$353,033
	Less: Goodwill and Other Intangible assets, net	23,583	23,955
	Tangible Equity (Non-GAAP)	$332,915	$329,078

	Period End Shares Outstanding	16,023	16,039
	Tangible Book Value per Share (Non-GAAP)	$20.78	$20.52
	Net Income	24,549	26,559
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	14.56%	16.65%

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 46.

		6/30/2022	6/30/2021
	Interest Income (GAAP)	$59,540	$57,389
	Add: Tax-Equivalent adjustment (Non-GAAP)	539	528
	Net Interest Income - Tax Equivalent (Non-GAAP)	60,079	57,917
	Net Interest Income (GAAP)	56,863	54,515
	Add: Tax-Equivalent adjustment (Non-GAAP)	539	528
	Net Interest Income - Tax Equivalent (Non-GAAP)	$57,402	$55,043
	Average Earning Assets	$3,872,734	$3,617,849
	Net Interest Margin (Non-GAAP)*	2.99%	3.07%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes the efficiency ratio provides investors with information that is useful in understanding financial performance. The efficiency ratio is defined as the ratio of our noninterest expense to our net gross income (which equals our tax-equivalent net interest income plus noninterest income, as adjusted). See "Use of Non-GAAP Financial Measures" on page 46.

* Year-to-date ratios have been annualized.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Dollars In Thousands)

Quarter Ended June 30:	2022			2021
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$232,545	$427	0.74%	$369,034	$103	0.11%
Investment Securities:
Fully Taxable	644,443	2,444	1.52	479,365	1,671	1.40
Exempt from Federal Taxes	177,669	816	1.84	188,724	907	1.93
Loans	2,804,180	26,906	3.85	2,651,449	27,014	4.09
Total Earning Assets	3,858,837	30,593	3.18	3,688,572	29,695	3.23
Allowance for Credit Losses	(27,558)			(26,862)
Cash and Due From Banks	40,105			34,976
Other Assets	141,615			155,235
Total Assets	$4,012,999			$3,851,921
Deposits:
Interest-Bearing Checking Accounts	$1,048,752	199	0.08	$924,651	192	0.08
Savings Deposits	1,541,616	892	0.23	1,481,232	501	0.14
Time Deposits of $250,000 or More	37,418	26	0.28	95,673	69	0.29
Other Time Deposits	130,361	111	0.34	145,448	156	0.43
Total Interest-Bearing Deposits	2,758,147	1,228	0.18	2,647,004	918	0.14
Short-Term Borrowings	—	—		4,770	1	0.08
FHLBNY Term Advances & Other Long-Term Debt	45,000	279	2.49	65,000	367	2.26
Finance Leases	5,140	48	3.75	5,187	49	3.79
Total Interest-Bearing Liabilities	2,808,287	1,555	0.22	2,721,961	1,335	0.20
Noninterest-bearing deposits	811,607			748,267
Other Liabilities	35,877			31,490
Total Liabilities	3,655,771			3,501,718
Stockholders’ Equity	357,228			350,203
Total Liabilities and Stockholders’ Equity	$4,012,999			$3,851,921
Net Interest Income		$29,038			$28,360
Net Interest Spread			2.96%			3.03%
Net Interest Margin			3.02%			3.08%

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Six Months Ended June 30:	2022			2021
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$321,103	$625	0.39%	$351,691	$188	0.11%
Investment Securities:
Fully Taxable	631,695	4,633	1.48	441,562	3,177	1.45
Exempt from Federal Taxes	178,102	1,637	1.85	189,599	1,827	1.94
Loans	2,741,834	52,645	3.87	2,634,997	52,197	3.99
Total Earning Assets	3,872,734	59,540	3.10	3,617,849	57,389	3.20
Allowance for Credit Losses	(27,362)			(27,334)
Cash and Due From Banks	38,886			35,375
Other Assets	149,598			156,467
Total Assets	$4,033,856			$3,782,357
Deposits:
Interest-Bearing Checking Accounts	$1,038,304	362	0.07	$892,490	411	0.09
Savings Deposits	1,549,689	1,309	0.17	1,458,520	1,066	0.15
Time Deposits of $250,000 or More	53,670	54	0.20	102,620	189	0.37
Other Time Deposits	130,973	220	0.34	148,412	378	0.51
Total Interest-Bearing Deposits	2,772,636	1,945	0.14	2,602,042	2,044	0.16
Short-Term Borrowings	—	—		8,593	3	0.07
FHLBNY Term Advances & Other Long-Term Debt	54,171	635	2.36	65,000	729	2.26
Finance Leases	5,146	97	3.80	5,194	98	3.80
Total Interest-Bearing Liabilities	2,831,953	2,677	0.19	2,680,829	2,874	0.22
Noninterest-bearing deposits	803,334			723,389
Other Liabilities	34,858			32,657
Total Liabilities	3,670,145			3,436,875
Stockholders’ Equity	363,711			345,482
Total Liabilities and Stockholders’ Equity	$4,033,856			$3,782,357
Net Interest Income		$56,863			$54,515
Net Interest Spread			2.91%			2.98%
Net Interest Margin			2.96%			3.04%

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month period ended June 30, 2022 and the financial conditions as of June 30, 2022 and 2021.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Unaudited Interim Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

COVID-19 Pandemic:
Arrow continues to monitor the pandemic and all the challenges it presents on the business, operations and the health and safety of our employees and customers.

Summary of Q2 2022 Financial Results: For the second quarter of 2022, net income was $12.0 million compared to $13.3 million for the second quarter of 2021. The year-over-year decline in second quarter net income was primarily due to an increase in the provision expense for credit losses to $905 thousand from $263 thousand, net gain on sale of loans lower by $615 thousand and a decline in income earned on PPP loans of $2.6 million.
Diluted earnings per share (EPS) for the quarter was $0.75, a decrease of 9.6% from EPS of $0.83 reported for the second quarter of 2021. Return on average equity (ROE) for the second quarter of 2022 decreased to 13.44%, as compared to a ROE of 15.21% for the quarter ended June 30, 2021. Return on average assets (ROA) for the second quarter of 2022 was 1.20%, a decrease from an ROA of 1.38% for the quarter ended June 30, 2021.
Total loans were $2.8 billion as of June 30, 2022. Loan growth for the second quarter of 2022 was $107.5 million and increased $200.7 million, or 7.6%, from June 30, 2021. Total outstanding commercial loans increased $8.0 million, or 1.0%, in the second quarter of 2022. PPP loans, included in the commercial portfolio, decreased $17.2 million in the second quarter of 2022 due to loan forgiveness. The consumer loan portfolio grew by $54.5 million, or 5.6% in the second quarter of 2022, primarily within the indirect automobile lending program. Total outstanding residential real estate loans increased $45.1 million for the second quarter of 2022.
At June 30, 2022, deposit balances were $3.5 billion. Deposits decreased in the second quarter of 2022 by $169.7 million and increased by $107.6 million, or 3.1%, from the prior-year level. Municipal deposits decreased $112.1 million in the second quarter, due in part to seasonality behavior, and increased $4.8 million, or 0.6% from June 30, 2021. Non-municipal deposits decreased $57.6 million for the quarter and increased $102.8 million, or 4.0% from June 30, 2021. Noninterest-bearing deposits represented 23.3% of total deposits at June 30, 2022, compared to 22.2% of total deposits at June 30, 2021. At June 30, 2022, total time deposits were $169.5 million, a decrease of $57.0 million, or 25.2%, compared to the prior year.
Net interest income for the second quarter of 2022 was $29.0 million, up 2.4% from $28.4 million in the comparable quarter of 2021. Interest and fees on loans were $26.9 million for the second quarter of 2022, a decrease of 0.4% from $27.0 million for the quarter ending June 30, 2021. Interest and fees related to PPP loans, included in the $26.9 million, were $439 thousand in the second quarter of 2022, a decrease from the $3.1 million of interest and fees related to PPP loans for the second quarter of 2021. Interest expense for the second quarter of 2022 was $1.6 million, an increase of $0.2 million, or 16.5%, from the $1.3 million in expense for the comparable quarter ending June 30, 2021.
Net interest margin was 3.02% for the quarter, compared to 3.08% for the second quarter of 2021. The decrease in net interest margin from the prior year was primarily due to the decrease in the amount of PPP loan interest and related fees. Net interest margin, excluding PPP income, increased from the comparable prior year quarter. The cost of interest-bearing liabilities increased slightly due to the repricing of some municipal deposits.
Noninterest income for the three months ended June 30, 2022 was $7.7 million, compared to $8.5 million in the comparable 2021 quarter. Income from fiduciary activities for the three months ended June 30, 2022, decreased by $72 thousand over the comparable quarter of 2021. Fees and other services to customers increased $131 thousand over the comparable quarter of 2021. Second quarter 2022 gain on sales of loans decreased $615 thousand from the second quarter of 2021 as a result of the strategic decision to retain more newly originated real estate loans. Other operating income decreased $132 thousand from the comparable quarter of 2021 due to a variety of factors, the largest item being a $99 thousand loss on the disposal of a building that formerly housed our subsidiary insurance operations.
Noninterest expense for the second quarter of 2022 was $20.3 million, an increase of $1.2 million from $19.1 million for the second quarter of 2021. The largest component of noninterest expense was salaries and benefits paid to our employees, which totaled $11.7 million for the second quarter of 2022. The expense for estimated credit losses on off-balance sheet credit exposures included in other expenses was $110 thousand.
For the second quarter of 2022, the provision for credit losses was $905 thousand compared to $263 thousand in provision expense in the second quarter of 2021. The key drivers resulting in the increase were strong loan growth and changes to forecasted economic conditions, as compared to the economic conditions forecasted during the second quarter of 2021.

The changes in net income, net interest income and net interest margin between the three-month and six-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 67.

Regulatory Capital and Change in Stockholders' Equity: At June 30, 2022, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.

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
Stockholders’ equity was $356.5 million at June 30, 2022, a decrease of $14.7 million, or 4.0%, from the December 31, 2021 level of $371.2 million, and an increase of $3.5 million, or 1.0%, from the prior-year level. The decrease in stockholders' equity over the first six months of 2022 principally reflected the following factors: the addition of (i) $24.5 million of net income for the period plus (ii) issuance of $1.9 million of common stock through employee benefit and dividend reinvestment plans reduced by (iv) other comprehensive loss of $29.9 million, (v) cash dividends of $8.6 million and (vi) repurchases of common stock of $2.6 million. The majority of other comprehensive loss, $32.0 million, relates to net unrealized losses on AFS securities as a result of rising interest rates which occurred during the first half of 2022. The components of the change in stockholders’ equity since year-end 2021 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At June 30, 2022, book value per share was $22.25, up by 1.1% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $20.78, an increase of $0.26,or 1.3%, over the level as of June 30, 2021. See the disclosure on page 46 related to the use of non-GAAP financial measures including tangible book value.
On June 30, 2022, Arrow's closing stock price was $31.81, representing a trading multiple of 1.53 to tangible book value. In the second quarter of 2022, Arrow paid a quarterly cash dividend of $0.27. On September 24, 2021, a 3% stock dividend was distributed. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 65.

Loan Quality: Net charge-offs for the second quarter of 2022 were $476 thousand as compared to $93 thousand for the comparable 2021 quarter. The ratio of net charge-offs to average loans (annualized) was 0.07% for the three month period ended June 30, 2022, an increase from 0.01% for the three month period ended June 30, 2021.
For the second quarter of 2022, the provision for credit losses was $905 thousand and the expense for estimated credit losses on off-balance sheet credit exposures was $110 thousand. The allowance for credit losses was $28.1 million on June 30, 2022, which represented 0.99% of loans outstanding, as compared to 1.02% on June 30, 2021 and December 31, 2021.
Nonperforming loans were $9.7 million at June 30, 2022, representing 0.34% of period-end loans, an increase from the June 30, 2021 ratio of 0.29% and a decrease from the December 31, 2021 ratio of 0.44%. The ratio continues to compare favorably with the weighted average ratio of the peer group of 0.44% at March 31, 2022. Nonperforming assets of $10.0 million at June 30, 2022 represented 0.25% of period-end assets up from 0.20% at June 30, 2021 and a decrease from 0.29% at December 31, 2021.

Loan Segments: As of June 30, 2022, total loans grew by $176.9 million, or 6.6%, as compared to the balance at December 31, 2021. The largest increase was in consumer loans which increased $110.6 million, or 12.0%, primarily comprised of automobile loans. Commercial and commercial real estate loans, increased by $0.5 million, or 0.1%, from December 31, 2021. PPP loans, included in the commercial portfolio, decreased $42.1 million from December 31, 2021. The residential real estate loan portfolio increased $65.8 million from December 31, 2021.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 28.2% of the total loan portfolio at period-end. Commercial property values in Arrow's region have largely remained stable, however, there remains uncertainty surrounding market conditions due to the pandemic. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
•Consumer Loans: These loans (primarily automobile loans) comprised 36.2% of the total loan portfolio at period-end. Consumer automobile loans at June 30, 2022, were 99.4% of this portfolio segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. As of June 30, 2022, demand was strong. However, supply constraints as well as inflation, with both new and used vehicles, may limit the potential growth in this category.
•Residential Real Estate Loans: These loans, including home equity loans, made up 35.6% of the total loan portfolio at period-end. The residential real estate market in Arrow's service area has been stable in recent periods. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. Arrow typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. Since the second half 2021, sales have decreased as a result of the strategic decision to grow the residential loan portfolio. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and Access to Credit Markets: Arrow has not experienced any liquidity events or special concerns in recent years or thus far in 2022. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term disruptions.  Interest-bearing cash balances at June 30, 2022 were $165.7 million compared to $433.5 million at June 30, 2021 driven by loan growth outpacing deposit growth. Contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY and FRB, totaling approximately $1.3 billion. The general terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 65). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Reference Rate Reform: On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR (the "IBA"), and the United Kingdom’s Financial Conduct Authority, the regulatory supervisor for the IBA, announced certain future dates that LIBOR settings will cease to be provided by any administrator. For Arrow, U.S. Dollar LIBOR indices utilized by its existing financial instruments will cease after June 30, 2023. In addition, regulators have issued statements indicating that financial institutions should not issue new LIBOR-based financial instruments after January 1, 2022. To prepare for the upcoming cessation of LIBOR, Arrow established a committee in 2020 comprised of bank management to prepare for the discontinuance of LIBOR, which is widely used to reprice floating rate financial instruments. Based on a review of existing floating rate financial instruments, management has determined that the financial products tied to LIBOR will not be subject to cessation until June 30, 2023. This review also identified that only a few legacy contracts do not include appropriate fallback language. On March 15, 2022, the “Adjustable Interest Rate (LIBOR) Act” was enacted by Congress. The law provides basic framework for addressing the discontinuation of U.S. Dollar LIBOR under federal law. The law establishes a clear uniform process, on a nationwide basis, for replacing LIBOR in existing contracts that do not provide for the use of a clearly defined or practicable replacement benchmark rate (so-called “tough legacy” contracts), without affecting the ability of parties to use any appropriate benchmark rate in new contracts. Arrow no longer issues new LIBOR-based financial instruments. Furthermore, U.S. Dollar LIBOR indices utilized by Arrow's existing financial instruments shall cease on or before June 30, 2023. On January 1, 2022, Arrow began using the CME Term Secured Overnight Financing Rate (SOFR) as the primary index for financial instruments and the Bloomberg Short Term Bank Yield Index (BSBY) as a secondary index.

Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in its litigation escrow account. On December 13, 2019, the Court granted final approval to a settlement in this class action lawsuit. On January 3, 2020 an appeal of the final-approved order was filed with the court. On December 16, 2021, the second circuit court of appeals set oral arguments regarding objections to final approval of the settlement for March 16, 2022. On March 16, 2022, the Second Circuit Court of Appeals heard oral arguments regarding objections to final approval of the Settlement. It is currently unknown when the appeals will be decided. When the appeals process is resolved and assuming the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. At June 30, 2022, Glens Falls National held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to approximately 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, Arrow has not recognized any economic value for these shares.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	6/30/2022	12/31/2021	6/30/2021	$ Change From December	$ Change From June	% Change From December (not annualized)	% Change From June
Interest-Bearing Bank Balances	$165,705	$430,718	$433,468	$(265,013)	$(267,763)	(61.5)%	(61.8)%
Securities Available-for-Sale	582,741	559,316	437,868	23,425	144,873	4.2%	33.1%
Securities Held-to-Maturity	182,096	196,566	204,490	(14,470)	(22,394)	(7.4)%	(11.0)%
Equity Securities	2,031	1,747	1,992	284	39	16.3%	2.0%
Loans (1)	2,844,802	2,667,941	2,644,082	176,861	200,720	6.6%	7.6%
Allowance for Credit Losses	28,090	27,281	27,010	809	1,080	3.0%	4.0%
Earning Assets (1)	3,782,093	3,861,668	3,727,280	(79,575)	54,813	(2.1)%	1.5%
Total Assets	$3,991,205	$4,027,952	$3,896,191	$(36,747)	$95,014	(0.9)%	2.4%
Noninterest-Bearing Deposits	$824,842	$810,274	$761,991	$14,568	$62,851	1.8%	8.2%
Interest-Bearing Checking Accounts	1,046,570	994,391	977,955	52,179	68,615	5.2%	7.0%
Savings Deposits	1,504,791	1,531,287	1,471,591	(26,496)	33,200	(1.7)%	2.3%
Time Deposits over $250,000	40,021	82,811	84,357	(42,790)	(44,336)	(51.7)%	(52.6)%
Other Time Deposits	129,436	131,734	142,139	(2,298)	(12,703)	(1.7)%	(8.9)%
Total Deposits	$3,545,660	$3,550,497	$3,438,033	$(4,837)	$107,627	(0.1)%	3.1%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$—	$—	$3,092	$—	$(3,092)	—%	(100.0)%
FHLBNY Advances - Term	25,000	45,000	45,000	(20,000)	(20,000)	(44.4)%	(44.4)%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	356,498	371,186	353,033	(14,688)	3,465	(4.0)%	1.0%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at June 30, 2022, was $2.8 billion, an increase of $176.9 million, or 6.6%, from the December 31, 2021 level and up by $200.7 million, or 7.6%, from the June 30, 2021 level. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $0.5 million, or 0.1%, during the first six months of 2022. In the first six months of 2022, $42.1 million of PPP loans were forgiven.
•Consumer loans (primarily automobile loans through indirect lending): As of June 30, 2022, these loans, primarily auto loans originated through dealerships in New York and Vermont, increased by $110.6 million, or 12.0%, from the December 31, 2021 balance. Inflation and raising rates may slow the current high demand.
•Residential real estate loans: This segment increased during the first six months of 2022 by $65.8 million, or 7.0%. In the first six months of 2022, Arrow sold $3.1 million, or 2.4%, of originations. Arrow may continue to sell a portion of mortgage loan originations in upcoming periods if market conditions and strategic balance sheet and interest-rate risk management decisions warrant.

Changes in Sources of Funds: Deposit balances reached $3.5 billion, up $107.6 million, or 3.1%, from the prior-year level and decreased $4.8 million from December 31, 2021. Deposits decreased in the second quarter of 2022 by $169.7 million. Noninterest-bearing deposits represented 23.3% of total deposits at June 30, 2022, compared to 22.2% of total deposits on June 30, 2021. At June 30, 2022, total time deposits were $169.5 million, a decrease of $57.0 million, or 25.2%, compared to the prior year. Municipal deposits increased $4.9 million, or 0.6% from June 30, 2021. Federal home loan term advances were $25.0 million, a decrease from $45.0 million at June 30, 2021.

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
Arrow uses reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $500.0 million and $488.1 million at June 30, 2022 and June 30, 2021, respectively.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2021 to June 30, 2022 (in thousands).

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	6/30/2022	12/31/2021	Change	6/30/2022	12/31/2021	Change
Securities Available-for-Sale:
U.S. Agency Securities	$155,475	$108,365	$47,110	$(9,525)	$(1,635)	$(7,890)
State and Municipal Obligations	340	400	(60)	—	—	—
Mortgage-Backed Securities	426,126	449,751	(23,625)	(34,101)	1,009	(35,110)
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Total	$582,741	$559,316	$23,425	$(43,826)	$(826)	$(43,000)

Securities Held-to-Maturity:
State and Municipal Obligations	$167,206	$184,374	$(17,168)	$(1,393)	$4,179	$(5,572)
Mortgage-Backed Securities	13,305	16,918	(3,613)	(192)	547	(739)
Total	$180,511	$201,292	$(20,781)	$(1,585)	$4,726	$(6,311)

Equity Securities	$2,031	$1,747	$284	$—	$—	$—

At June 30, 2022, Arrow held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at June 30, 2022, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. In the first half of 2022, the rising interest rate environment resulted in an increase of unrealized losses versus the comparable prior period. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at June 30, 2022 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the six months ended June 30, 2022.
Arrow's held to maturity debt securities are comprised of U.S. government agencies, GSEs and state and municipal obligations. U.S. government agencies and GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of June 30, 2022.
Changes in net unrealized gains or losses during recent periods have been primarily attributable to changes in market rates during the periods in question and not due to the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the six month periods ended June 30, 2022 or 2021.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the six month periods ended June 30, 2022 and 2021, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Six Months Ended
Purchases:	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Available-for-Sale Portfolio
U.S. Agency Securities	$25,000	$—	$55,000	$45,000
Mortgage-Backed Securities	10,000	—	55,049	85,481
Total Purchases	$35,000	$—	$110,049	$130,481

Maturities & Calls	$21,187	$27,111	$42,660	$53,087

(In Thousands)	Three Months Ended		Six Months Ended
Purchases:	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Held-to-Maturity Portfolio
State and Municipal Obligations	$541	$3,085	$5,491	$3,704

Maturities & Calls	$14,957	$12,990	$19,656	$17,281

Loan Trends
The following three tables present, for each of the last five quarters, the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category.

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
Commercial excluding PPP Loans	$130,177	$135,472	$127,346	$133,448	$120,297
PPP Loans	11,267	26,086	48,778	82,042	145,094
Commercial Real Estate	645,968	631,255	623,273	606,661	591,718
Consumer	1,013,361	932,401	921,376	903,869	884,986
Residential Real Estate	1,003,407	953,582	939,892	915,706	909,354
Total Loans	$2,804,180	$2,678,796	$2,660,665	$2,641,726	$2,651,449

Percentage of Total Quarterly Average Loans

	Quarter Ended
	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
Commercial excluding PPP Loans	4.6%	5.0%	4.8%	5.0%	4.5%
PPP Loans	0.4%	1.0%	1.8%	3.1%	5.5%
Commercial Real Estate	23.0%	23.6%	23.4%	23.0%	22.3%
Consumer	36.2%	34.8%	34.6%	34.2%	33.4%
Residential Real Estate	35.8%	35.6%	35.4%	34.7%	34.3%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
Commercial (Total Portfolio)	3.93%	4.17%	3.97%	4.81%	6.35%
Commercial excluding PPP loans	3.90%	3.87%	3.83%	3.91%	3.89%
Commercial Real Estate	3.82%	3.80%	3.78%	3.80%	3.80%
Consumer	3.83%	3.84%	3.87%	3.93%	3.92%
Residential Real Estate	3.70%	3.71%	3.73%	3.76%	3.77%
Total Loans	3.85%	3.90%	3.82%	4.08%	4.04%

The average yield on the loan portfolio was 3.85% for the second quarter of 2022 down 5 basis points from the first quarter of 2022. Market rates have begun to increase in 2022, which impacts new loan yields for fixed rate loans, and variable loan yields as these loans reach their repricing dates. Commercial loan yields have continued to be affected by PPP loans. In 2021, PPP loans generated $7.8 million in revenue. In 2022, an additional $1.5 million of revenue has been recognized in the first two quarters. Remaining PPP income is not significant. Residential real estate yields are anticipated to increase for the remainder of 2022, consistent with recent overall market behavior as well as the effect of variable home equity loans.

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

Commercial Loans and Commercial Real Estate Loans: Substantially all commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers located in Arrow's regional markets. A portion of the loans in the commercial portfolio have variable rates tied to market indices, such as Prime, LIBOR or FHLBNY. Included within the commercial loan portfolio are PPP loans. Since the inception of the PPP loan program in 2020, over $234 million loans have been originated. As of June 30, 2022, only $1.5 million loans remain outstanding. Arrow believes the commercial loan portfolio will maintain its strong credit quality.

Consumer Loans: At June 30, 2022, consumer loans (primarily automobile loans originated through dealerships located in upstate New York and Vermont) continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
New consumer loan volume for the first six months of 2022 was $323.1 million, up from the $234.7 million originated in the first six months of 2021.
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

Residential Real Estate Loans: Gross originations for residential real estate loans (including refinancings of mortgage loans) for the first six months of 2022 were $128.0 million, as compared to $112.3 million for the first six months of 2021. Strong demand for residential real estate has continued even as interest rates have increased. The projected ongoing rise in the interest rates may impact future demand. Arrow has also sold portions of these originations in the secondary market. In the first six months of 2022, Arrow sold $3.1 million, or 2.4%, of originations while retaining the mortgage servicing rights. In the first six months of 2021, $44.7 million, or 39.8%, of originations were sold. Sales decreased as the result of the strategic decision to grow the residential loan portfolio. The rate at which mortgage loan originations are sold in future periods will depend on a variety of factors, including demand for residential mortgages in our operating markets, market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions.

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

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
Noninterest-Bearing Deposits	$811,607	$794,968	$819,624	$802,837	$748,267
Interest-Bearing Checking Accounts	1,048,752	1,027,740	998,398	923,002	924,651
Savings Deposits	1,541,616	1,557,855	1,562,318	1,496,938	1,481,232
Time Deposits over $250,000	37,418	70,101	71,965	71,435	95,673
Other Time Deposits	130,361	131,592	138,461	141,721	145,448
Total Deposits	$3,569,754	$3,582,256	$3,590,766	$3,435,933	$3,395,271

	Quarter Ended
	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
Non-Municipal Deposits	$2,662,052	$2,639,258	$2,629,553	$2,590,678	$2,585,575
Municipal Deposits	907,702	942,998	961,213	845,255	809,696
Total Deposits	$3,569,754	$3,582,256	$3,590,766	$3,435,933	$3,395,271

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
Noninterest-Bearing Deposits	22.7%	22.2%	22.8%	23.4%	22.0%
Interest-Bearing Checking Accounts	29.4%	28.7%	27.8%	26.9%	27.2%
Savings Deposits	43.2%	43.4%	43.5%	43.5%	43.7%
Time Deposits over $250,000	1.0%	2.0%	2.0%	2.1%	2.8%
Other Time Deposits	3.7%	3.7%	3.9%	4.1%	4.3%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.08%	0.06%	0.07%	0.07%	0.08%
Savings Deposits	0.23%	0.11%	0.10%	0.11%	0.14%
Time Deposits over $250,000	0.28%	0.16%	0.18%	0.22%	0.29%
Other Time Deposits	0.34%	0.33%	0.35%	0.37%	0.43%
Total Deposits	0.14%	0.08%	0.08%	0.09%	0.11%

For the quarter ended June 30, 2022, the total cost of deposits increased 6 basis points from the previous quarter. The Fed Funds rate began to increase and is anticipated to continue to increase for the remainder of 2022. Arrow is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," for further discussion.
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
The $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of June 30, 2022 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 63 of this Report.

ASSET QUALITY
The following table presents information related to the allowance and provision for credit losses for the past five quarters.

Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
Loan Balances:
Period-End Loans	$2,844,802	$2,737,267	$2,667,941	$2,654,751	$2,644,082
Average Loans, Year-to-Date	2,741,834	2,678,796	2,643,163	2,637,265	2,634,997
Average Loans, Quarter-to-Date	2,804,180	2,678,796	2,660,665	2,641,726	2,651,449
Period-End Assets	3,991,205	4,156,402	4,027,952	4,071,104	3,896,191

Allowance for credit losses, Year-to-Date:
Allowance for credit losses, Beginning of Period	$27,281	$27,281	$29,232	$29,232	$29,232
Impact of the Adoption of ASU 2016-13	—	—	(1,300)	(1,300)	(1,300)
Provision for Credit Losses, YTD	1,674	769	272	(286)	(385)
Loans Charged-off, YTD	(1,736)	(829)	(2,239)	(1,520)	(1,076)
Recoveries of Loans Previously Charged-off	871	440	1,316	830	539
Net Charge-offs, YTD	(865)	(389)	(923)	(690)	(537)
Allowance for credit losses, End of Period	$28,090	$27,661	$27,281	$26,956	$27,010

Allowance for credit losses, Quarter-to-Date:
Allowance for credit losses, Beginning of Period	$27,661	$27,281	$26,956	$27,010	$29,232
Provision for Credit Losses, QTD	905	769	558	99	263
Loans Charged-off, QTD	(907)	(829)	(719)	(444)	(443)
Recoveries of Loans Previously Charged-off	431	440	486	291	350
Net Charge-offs, QTD	(476)	(389)	(233)	(153)	(93)
Allowance for credit losses, End of Period	$28,090	$27,661	$27,281	$26,956	$27,010

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$7,999	$9,750	$10,764	$10,723	$7,102
Loans Past Due 90 or More Days and Still Accruing Interest	1,641	55	823	555	595
Restructured and in Compliance with Modified Terms	77	74	77	67	78
Total Nonperforming Loans	9,717	9,879	11,664	11,345	7,775
Repossessed Assets	297	180	126	272	99
Other Real Estate Owned	—	—	—	79	99
Total Nonperforming Assets	$10,014	$10,059	$11,790	$11,696	$7,973

Asset Quality Ratios:
Allowance to Nonperforming Loans	289.08%	280.00%	233.89%	237.60%	347.40%
Allowance to Period-End Loans	0.99%	1.01%	1.02%	1.02%	1.02%
Provision to Average Loans (Quarter) (1)	0.13%	0.12%	0.08%	0.01%	0.04%
Provision to Average Loans (YTD) (1)	0.12%	0.12%	0.01%	(0.01)%	(0.03)%
Net Charge-offs to Average Loans (Quarter) (1)	0.07%	0.06%	0.03%	0.02%	0.01%
Net Charge-offs to Average Loans (YTD) (1)	0.06%	0.06%	0.03%	0.03%	0.08%
Nonperforming Loans to Total Loans	0.34%	0.36%	0.44%	0.43%	0.29%
Nonperforming Assets to Total Assets	0.25%	0.24%	0.29%	0.29%	0.20%
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
The June 30, 2022 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflects the economic conditions with a slight deterioration of approximately 0.10% in the national unemployment rate during the six-quarter forecast period, while forecasted gross domestic product are projected to decline approximately 0.75%. The home price index (HPI) forecast increased approximately 2.28% from the previous quarter level. Driven by current economic forecasts, loan growth and net charge offs, the second quarter provision for credit losses was $905 thousand. The provision is directionally consistent with both the latest economic forecasts as well as second quarter 2022 activity. For the the second quarter of 2021, a provision of $263 thousand was recorded. In addition, Arrow recorded an expense for estimated credit losses on off-balance sheet credit exposures in other liabilities of $110 thousand in the second quarter of 2022.
See Notes 1 and 4 to the unaudited interim consolidated financial statements for additional discussion related to CECL.
The ratio of the allowance for credit losses to total loans was 0.99% at June 30, 2022, a decrease from 1.02% at December 31, 2021 and June 30, 2021.
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

Risk Elements
Nonperforming assets at June 30, 2022 amounted to $10.0 million, a decrease from the $11.8 million total at December 31, 2021 and an increase of $2.0 million, from $8.0 million at June 30, 2021. For the three month periods ended June 30, 2022 and 2021, ratios of nonperforming assets to total assets have remained below the average ratios for the peer group. (See page 45 for a discussion of the peer group.) At March 31, 2022, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.24%, below the 0.32% ratio of the peer group at such date (the latest date for which peer group information is available). At June 30, 2022 the ratio was 0.25%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e., loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	6/30/2022	12/31/2021	6/30/2021
Commercial Loans	$375	$205	$157
Commercial Real Estate Loans	—	—	—
Residential Real Estate Loans	1,440	2,663	1,776
Consumer Loans - Primarily Indirect Automobile	10,910	9,302	5,084
Total Loans Past Due 30-89 Days and Accruing Interest	$12,725	$12,170	$7,017

At June 30, 2022, the loans in the above-referenced category totaled $12.7 million, an increase of $0.6 million, or 4.6%, from the $12.2 million of such loans at December 31, 2021. The June 30, 2022 total of non-current loans equaled 0.45% of loans then outstanding, compared to 0.46% at December 31, 2021 and 0.27% at June 30, 2021. The change from June 30, 2021 is primarily attributable to COVID-19 pandemic stimulus which occurred in 2021.
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
As of June 30, 2022, Arrow held no other real estate owned. At this time, Arrow does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.

PPP Loans
Arrow originated approximately $234.2 million of PPP loans in 2020 and 2021. The PPP loans have an interest rate of 1% and Arrow expects to earn approximately $9.8 million in fees related to the origination of these loans. The original term on the PPP loans is two years, however the borrower has the option to apply for forgiveness. Subsequent to the funding of the loans, additional guidance was provided that the term of the loan may be extended to five years if both parties agree to the revised terms. Arrow recognizes the fees earned over the life of the loan and accelerates recognition of the fees as the loans are forgiven by the Small Business Administration. As of June 30, 2022, the majority of the loans have been forgiven.

Outstanding PPP Loans as of June 30, 2022 (Dollars In Thousands)
PPP Loans Funded to Date	$234,196
PPP Loans Forgiven	(232,682)
Outstanding PPP Loans	$1,514

Income Earned on PPP Loans for the Periods Ended June 30, 2022 (Dollars In Thousands)
	Three Months Ended	Six Months Ended
Interest Earned at Rate of 1%	$29	$96
Fees Recognized	409	1,408
Income Earned on PPP Loans	$438	$1,504

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

These minimum capital ratios, especially the minimum CET1 ratio (4.5%) and the enhanced minimum Tier 1 risk-based capital ratio (6.0%), represent a heightened and more restrictive capital regime than institutions like Arrow previously had to meet under the prior capital rules.

At June 30, 2022, Arrow's holding company and both of its subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow's holding company and two subsidiary banks, Glens Falls National and Saratoga National, under the current Capital Rules, as of June 30, 2022:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	13.14%	13.86%	14.93%	9.60%
Glens Falls National Bank & Trust Co.	13.09%	13.09%	14.09%	8.94%
Saratoga National Bank & Trust Co.	14.35%	14.35%	15.60%	10.29%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%(1)	8.50%(1)	10.50%(1)	4.00%

(1) Including the fully phased-in 2.50% capital conservation buffer

At June 30, 2022, Arrow and its subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $356.5 million at June 30, 2022, a decrease of $14.7 million, or 4.0%, from the December 31, 2021 level of $371.2 million, and an increase of $3.5 million, or 1.0%, from the prior-year level. The decrease in stockholders' equity over the first six months of 2022 principally reflected the following factors: the addition of (i) $24.5 million of net income for the period plus (ii) issuance of $1.9 million of common stock through employee benefit and dividend reinvestment plans reduced by (iv) other comprehensive loss of $29.9 million, (v) cash dividends of $8.6 million and (vi) repurchases of common stock of $2.6 million. The majority of other comprehensive loss, $32.0 million, relates to net unrealized losses on AFS securities which occurred during the first half of 2022, partially offset by a net unrealized gain on cash flow swap and amortization related to defined benefit pension items.

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

Stock Repurchase Program: In October 2021, the Board of Directors approved a $5 million stock repurchase program, effective for the period January 1, 2022 through December 31, 2022 (the 2022 Repurchase Program), under which management is authorized, in its discretion, to permit Arrow to repurchase up to $5 million of shares of Arrow's common stock, in the open market or in privately negotiated transactions, to the extent management believes Arrow's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of shareholders. As of June 30, 2022, Arrow repurchased $2.4 million of common stock under the 2022 Repurchase Program. This does not include repurchases of Arrow's Common Stock other than through its 2022 Repurchase Program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend

Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

Dividends: Arrow's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past six quarters listed below represent actual sales transactions, as reported by NASDAQ. On July 27, 2022, the Board of Directors declared a 2022 third quarter cash dividend of $0.27 payable on September 15, 2022. Per share amounts and share counts in the following tables have been restated for the September 24, 2021 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2021
First Quarter	$27.82	$35.42	$0.252
Second Quarter	32.25	37.15	0.252
Third Quarter	32.73	36.49	0.252
Fourth Quarter	33.75	38.25	0.260
2022
First Quarter	$32.13	$36.99	$0.270
Second Quarter	30.50	33.77	0.270
Third Quarter (dividend payable September 15, 2022)	—	—	0.270

	Quarter Ended June 30
	2022	2021
Cash Dividends Per Share	$0.270	$0.252
Diluted Earnings Per Share	0.75	0.83
Dividend Payout Ratio	36.00%	30.36%
Total Equity (in thousands)	356,498	$353,033
Shares Issued and Outstanding (in thousands)	16,023	16,039
Book Value Per Share	$22.25	$22.01
Intangible Assets (in thousands)	23,583	23,955
Tangible Book Value Per Share	$20.78	$20.52

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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $582.7 million at June 30, 2022, an increase of $23.4 million, from the year-end 2021 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at June 30, 2022 of $165.7 million compared to $430.7 million at December 31, 2021.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $52 million which were not drawn on during the three months ended June 30, 2022.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At June 30, 2022, Arrow had outstanding collateralized obligations with the FHLBNY of $25 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $661 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At June 30, 2022, there were no outstanding brokered deposits. Also, Arrow's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At June 30, 2022, the amount available under this facility was approximately $637 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and maintains a contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At June 30, 2022, Arrow's basic liquidity ratio, including FHLBNY collateralized borrowing capacity, was 24.9% of total assets, or $834 million in excess of Arrow's internally-set minimum target ratio of 4%.
Arrow did not experience any significant liquidity constraints in the three month period ended June 30, 2022 and did not experience any such constraints in recent prior years. Arrow has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2022 Compared With
Three Months Ended June 30, 2021

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
Net Income	$11,974	$13,279	$(1,305)	(9.8)%
Diluted Earnings Per Share	0.75	0.83	(0.08)	(9.6)%
Return on Average Assets	1.20%	1.38%	(0.18)%	(13.0)%
Return on Average Equity	13.44%	15.21%	(1.77)%	(11.6)%

Net income was $12.0 million and diluted earnings per share (EPS) of $0.75 for the second quarter of 2022, compared to net income of $13.3 million and diluted EPS of $0.83 for the second quarter of 2021. Return on average assets for the second quarter of 2022 was 1.20%, a decrease from 1.38% in the second quarter of 2021. In addition, return on average equity decreased to 13.44% for the second quarter of 2022, from 15.21% in the second quarter of 2021.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
Interest and Dividend Income	$30,593	$29,695	$898	3.0%
Interest Expense	1,555	1,335	220	16.5%
Net Interest Income	29,038	28,360	678	2.4%
Average Earning Assets(1)	3,858,837	3,688,572	170,265	4.6%
Average Interest-Bearing Liabilities	2,808,287	2,721,961	86,326	3.2%

Yield on Earning Assets(1)	3.18%	3.23%	(0.05)%	(1.5)%
Cost of Interest-Bearing Liabilities	0.22	0.20	0.02	10.0%
Net Interest Spread	2.96	3.03	(0.07)	(2.3)%
Net Interest Margin	3.02	3.08	(0.06)	(1.9)%

Income Earned on PPP Loans included Net Interest Income	$438	$3,086	$(2,648)	(85.8)%
Net Interest Income excluding PPP loans	28,600	25,274	3,326	13.2%
Net Interest Margin excluding PPP loans	2.98%	2.86%	0.12%	4.2%

(1) Includes Nonaccrual Loans.

Net interest income for the recently completed quarter increased by $678 thousand, or 2.4%, from the second quarter of 2021, due to a variety of factors including loan growth offset by the forgiveness of PPP loans and an increase in interest expense. Income earning on PPP loans decreased $2.6 million, or 85.8%, from the the comparable quarter ending June 30, 2021. Cost of interest-bearing liabilities increased as the result of the raising rate environment and repricing of municipal deposits. Interest and fees on loans generated $26.9 million in income for the second quarter of 2021 as compared to $27.0 million from the quarter ending June 30, 2021. Interest expense for the second quarter of 2021 was $1.6 million, an increase of $220 thousand, or 16.5% from the $1.3 million in expense for the comparable quarter ending June 30, 2021. Net interest margin decreased 6 basis points in the second quarter of 2022 to 3.02%, from 3.08% during the second quarter of 2021. Excluding PPP loans, net interest margin increased 12 basis points in the second quarter of 2022 to 2.98%, from 2.86% during the second quarter of 2021. Average earning asset yields were 5 basis points lower as compared to the second quarter of 2021. The cost of interest-bearing liabilities increased 2 basis points from the quarter ended June 30, 2021. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 61, the provision for loan losses for the second quarter of 2022 was $905 thousand, compared to a provision of $263 thousand for the second quarter of 2021.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Three Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
Income From Fiduciary Activities	$2,517	$2,589	$(72)	(2.8)%
Fees for Other Services to Customers	3,050	2,919	131	4.5%
Insurance Commissions	1,622	1,626	(4)	(0.2)%
Net Gain on Securities	154	196	(42)	21.4%
Net Gain on the Sale of Loans	10	625	(615)	(98.4)%
Other Operating Income	391	523	(132)	(25.2)%
Total Noninterest Income	$7,744	$8,478	$(734)	(8.7)%

Total noninterest income in the current quarter was $7.7 million, a decrease of $734 thousand from the comparable quarter of 2021. Income from fiduciary activities for the second quarter of 2022 decreased by 2.8% from the second quarter of 2021. Assets under trust administration and investment management at June 30, 2022 were $1.59 billion.
Fees for other services to customers were $3.1 million for the second quarter of 2022, an increase of $131 thousand or 4.5% from the second quarter of 2021.
Insurance commissions were $1.6 million for the second quarter of 2022, consistent with the second quarter of 2021.
Net gain on securities of $155 thousand for the second quarter of 2022 was the result of an increase in the fair value of equity securities from March 31, 2022. Net gain on the sale of loans in the second quarter of 2022 decreased by $0.6 million from the second quarter of 2021 on fewer loan sales. See page 54 for the discussion of loan sales.
Other operating income decreased $132 thousand from the comparable quarter in 2021, primarily due to a $99 thousand loss on the disposal of a building that formerly housed our subsidiary insurance operations.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Three Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
Salaries and Employee Benefits	$11,687	$10,845	$842	7.8%
Occupancy Expense of Premises, Net	1,602	1,484	118	8.0%
Technology and Equipment Expense	3,974	3,710	264	7.1%
FDIC and FICO Assessments	291	245	46	18.8%
Amortization	48	53	(5)	(9.4)%
Other Operating Expense	2,743	2,750	(7)	(0.3)%
Total Noninterest Expense	$20,345	$19,087	$1,258	6.6%
Efficiency Ratio	55.01%	51.53%	3.5%	6.8%

Noninterest expense for the second quarter of 2022 was $20.3 million, an increase of $1.3 million, or 6.6%, from the second quarter of 2021. Salaries and benefit expenses increased $842 thousand, or 7.8%, from the comparable quarter in 2021. Technology expenses increased $264 thousand, or 7.1%, from the second quarter of 2021. Other operating expense includes an expense for estimated credit losses on off-balance sheet exposures of $110 thousand in the second quarter of 2022 .

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
Provision for Income Taxes	$3,558	$4,209	$(651)	(15.5)%
Effective Tax Rate	22.9%	24.1%	(1.2)%	(5.0)%

RESULTS OF OPERATIONS
Six Months Ended June 30, 2022 Compared With
Six Months Ended June 30, 2021

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
Net Income	$24,549	$26,559	$(2,010)	(7.6)%
Diluted Earnings Per Share	1.53	1.65	(0.12)	(7.3)
Return on Average Assets	1.23%	1.42%	(0.19)%	(13.4)
Return on Average Equity	13.61%	15.50%	(1.89)%	(12.2)

Net income was $24.5 million and diluted earnings per share (EPS) of $1.53 for the first six months of 2022, compared to net income of $26.6 million and diluted EPS of $1.65 for the first six months of 2021. Return on average assets for the first six months of 2022 was 1.23%, a decrease from 1.42% for the first six months of 2021. In addition, return on average equity decreased to 13.61% for the first six months of 2022 from 15.50% for the first six months of 2021.

The following narrative discusses the period-to-period changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
Interest and Dividend Income	$59,540	$57,389	$2,151	3.7%
Interest Expense	2,677	2,874	(197)	(6.9)%
Net Interest Income	56,863	54,515	2,348	4.3%
Average Earning Assets (1)	3,872,734	3,617,849	254,885	7.0%
Average Interest-Bearing Liabilities	2,831,953	2,680,829	151,124	5.6%

Yield on Earning Assets (1)	3.10%	3.20%	(0.10)%	(3.1)%
Cost of Interest-Bearing Liabilities	0.19	0.22	(0.03)	(13.6)%
Net Interest Spread	2.91	2.98	(0.07)	(2.3)%
Net Interest Margin	2.96	3.04	(0.08)	(2.6)%

Income Earned on PPP Loans included Net Interest Income	$1,504	$4,427	$(2,923)	(66.0)%
Net Interest Income excluding PPP loans	55,359	50,088	5,271	10.5%
Net Interest Margin excluding PPP loans	2.90%	2.90%	—%	—%

(1) Includes Nonaccrual Loans.
Net interest income for the first six months of 2022 increased $2.3 million, or 4.3%, from the first six months of 2021. Excluding PPP loans, net interest income for the first six months of 2022 increased $5.3 million, or 10.5%, from the first six months of 2021. The increase was driven by strong loan growth. Total loans at June 30, 2022 increased $200.7 million from June 30, 2021. Investments increased $122.5 million from June 30, 2021. At June 30, 2022, deposit balances reached $3.5 billion. Deposit growth from June 30, 2021 to June 30, 2022 was $107.6 million, or 3.1%. Net interest margin for the first six months of 2022 decreased 8 basis points to 2.96%, from 3.04% for the first six months of 2021. Average earning asset yields were 10 basis points lower as compared to the first six months of 2021 due primarily to the timing of PPP loan forgiveness. The cost of interest-bearing liabilities decreased 3 basis points from the first six months of 2021. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" and "Loan Trends."
As discussed previously under the heading "Asset Quality" beginning on page 61, the provision for loan losses for the first six months of 2022 was $1.7 million, compared to a provision of $(385) thousand for the first six months of 2021.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
Income From Fiduciary Activities	5,113	4,967	$146	2.9%
Fees for Other Services to Customers	5,845	5,528	317	5.7
Insurance Commissions	3,133	3,266	(133)	(4.1)
Net Gain on Securities	284	356	(72)	(20.2)
Net Gain on the Sale of Loans	62	2,040	(1,978)	(97.0)
Other Operating Income	1,469	929	540	58.1
Total Noninterest Income	$15,906	$17,086	$(1,180)	(6.9)%

Total noninterest income for the first six months of 2022 was $15.9 million, a decrease of $1.2 million from the first six months of 2021. Income from fiduciary activities for the first six months of 2022 increased by 2.9% from the first six months of 2021 due to market performance and stable customer base.
Fees for other services to customers were $5.8 million for the first six months of 2022 representing an increase of $0.3 million, or 5.7%, from the prior year comparative period.
Insurance commissions were $3.1 million for the first six months of 2022. The decrease in insurance commissions as compared to the first six months of 2021 is primarily related to continued competition and the loss of some employee benefit relationships. Expense control initiatives are ongoing to ensure expenses appropriately align with the decrease in revenue.
Net gain on security transactions of $284 thousand for the first six months of 2022 was the result of the increase in the fair value of equity securities.
Net gain on the sale of loans for the first six months of 2022 decreased $2.0 million from the comparable period in 2021 as a result of the decision to grow the residential loan portfolio. See page 54 for the discussion of loan sales.
Other operating income increased $540 thousand from the comparable period in 2021, due primarily to bank-owned life insurance proceeds and gains on other assets.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
Salaries and Employee Benefits	$22,973	$21,983	$990	4.5%
Occupancy Expense of Premises, Net	3,200	3,077	123	4.0
Technology and Equipment Expense	7,753	7,169	584	8.1
FDIC and FICO Assessments	598	515	83	16.1
Amortization	190	106	84	79.2
Other Operating Expense	4,576	4,915	(339)	(6.9)
Total Noninterest Expense	$39,290	$37,765	$1,525	4.0
Efficiency Ratio	53.67%	53.54%	0.13%	0.2%

Noninterest expense for the first six months of 2022 was $39.3 million, an increase of $1.5 million, or 4.0%, from the first six months of 2021. Salaries and benefit expenses increased $1.0 million, or 4.5%, from the comparable period in 2021. Technology expenses increased $584 thousand, or 8.1%, from the first six months of 2021. Other non-interest expense decreased $339 thousand for the first six months of 2022 as compared to the first six months of 2021. Other non-interest expense includes a credit for estimated credit losses on off-balance sheet credit exposures of $205 thousand for the first six months of 2022.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
Provision for Income Taxes	$7,256	$7,662	$(406)	(5.3)%
Effective Tax Rate	22.8%	22.4%	0.4%	1.8%
The increase in the effective tax rate in the first six months of 2022 over the first six months of 2021 was primarily due to the reduction of tax exempt investments held and the related investment income.

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

As of June 30, 2022:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(1.90)%	(0.38)%
Calculated change in Net Interest Income - Year 2	7.32%	2.87%

Historically, there has existed an inverse relationship between changes in prevailing rates and the Company's net interest income, suggesting that liabilities and sources of funds generally reprice more quickly than earning assets. In recent months, higher cash balances and core deposits have contributed to a shift toward asset sensitivity. When net interest income is simulated over a longer time frame, the balance sheet shows a relatively neutral profile with a slight bias toward asset sensitivity, as asset yields continue to reprice while the cost of funding reaches assumed ceilings or floors.
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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective. Further, there were no other changes in Arrow's internal control over financial reporting that occurred during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, Arrow's internal control over financial reporting.

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
On July 1, 2020, Daphne Richard, a customer of GFNB filed a putative class action complaint against GFNB in the United States District Court for the Northern District of New York. The complaint alleges that GFNB assessed overdraft fees on certain transactions drawn on her checking account without having sufficiently disclosed its overdraft-fee practices in its account agreement. Ms. Richard, on behalf of two purported classes, seeks compensatory damages, disgorgement of profits, statutory damages, treble damages, enjoinment of the conduct complained of, and costs and fees. On July 22, 2022, the court approved a settlement agreement among Arrow, GFNB, SNB and the plaintiffs, pursuant to which, among other things, during the quarter ended June 30, 2022, Arrow established a settlement fund of approximately $1.5 million, which had been accrued for in 2021. Arrow expressly denies any wrongdoing in connection with the matters claimed in the complaint.
Item 1.A.
Risk Factors
Except as set forth below, the Risk Factors identified in Arrow's Annual Report on Form 10-K for the year ended December 31, 2021 continue to represent the most significant risks to Arrow's future results of operations and financial conditions.

Potential Complications with the implementation of our new core banking system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of implementing a new core banking system to replace our existing system. The new core system will enable future enhancements to our digital experience, improve efficiency for our teams and customers, and empower data-driven decisions. This upgrade is a major investment in Arrow’s technology needs and is a key initiative within our strategic plan. The new core system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the new core system without experiencing delays, increased costs and other operational difficulties. If we are unable to successfully implement the new core system as planned, our operations, financial positions, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the new core system as planned or the new core system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed or diminished.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow during the three months ended June 30, 2022 of common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Second Quarter 2022 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
April	1,211	$31.89	—	$3,070,194
May	15,231	31.76	14,348	2,614,973
June	18,291	31.26	—	2,614,973
Total	34,733	31.50	14,348
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

In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow through such methods: April - DRIP purchases (1,211 shares); May - DRIP purchases (883 shares) and repurchased under the 2022 Repurchase Program (14,348 shares); and June - DRIP purchases (16,328 shares) and stock-for-stock option exercises (1,963 shares).
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs. Arrow's only publicly-announced stock repurchase program in effect for the second quarter of 2022 was the 2022 Repurchase Program approved by the Board of Directors and announced in October 2021, under which the Board authorized management, in its discretion, to repurchase from time to time over calendar year 2022, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None
Item 5.
Other Information - None
Item 6.
Exhibits

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant as Amended through June 3, 2019, incorporated by reference from the Registrant's Current Report on Form 8-K filed June 5, 2019, Exhibit 3.1
3.(ii)	By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on November 24, 2009, Exhibit 3.(ii)
10.1	Arrow Financial Corporation 2022 Long Term Incentive Plan, incorporated herein by reference from the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 25, 2022 as Annex A*
15	Awareness Letter
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contracts or compensation plans required to be filed as an exhibit.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

August 5, 2022	/s/Thomas J. Murphy
Date	Thomas J. Murphy
President and Chief Executive Officer

August 5, 2022	/s/Edward J. Campanella
Date	Edward J. Campanella
Senior Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)