Form 10-Q
period 2022-09-30
ARROW FINANCIAL CORP
filed 2022-11-07
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. __			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2022
Common Stock, par value $1.00 per share	16,528,659

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2022	December 31, 2021	September 30, 2021
ASSETS
Cash and Due From Banks	$44,872	$26,978	$49,430
Interest-Bearing Deposits at Banks	328,557	430,718	548,936
Investment Securities:
Available-for-Sale at Fair Value	575,054	559,316	486,900
Held-to-Maturity (Fair Value of $175,800 at September 30, 2022; $201,292 at December 31, 2021; and $203,936 at September 30, 2021)	182,178	196,566	198,337
Equity Securities	2,126	1,747	1,886
FHLB and Federal Reserve Bank Stock	4,720	5,380	5,380
Loans	2,924,794	2,667,941	2,654,751
Allowance for Credit Losses	(29,232)	(27,281)	(26,956)
Net Loans	2,895,562	2,640,660	2,627,795
Premises and Equipment, Net	54,015	46,217	44,003
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	1,604	1,918	2,006
Other Assets	122,217	96,579	84,558
Total Assets	$4,232,778	$4,027,952	$4,071,104
LIABILITIES
Noninterest-Bearing Deposits	$910,221	$810,274	$841,910
Interest-Bearing Checking Accounts	1,113,850	994,391	1,035,358
Savings Deposits	1,584,373	1,531,287	1,515,692
Time Deposits over $250,000	59,059	82,811	73,889
Other Time Deposits	127,602	131,734	138,714
Total Deposits	3,795,105	3,550,497	3,605,563
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	—	—	2,426
Federal Home Loan Bank Term Advances	25,000	45,000	45,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	5,131	5,169	5,181
Other Liabilities	41,992	36,100	32,763
Total Liabilities	3,887,228	3,656,766	3,710,933
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at September 30, 2022, December 31, 2021 and September 30, 2021	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (21,423,992 Shares Issued at September 30, 2022 and 20,800,144 at December 31, 2021 and September 30, 2021)	21,424	20,800	20,800
Additional Paid-in Capital	399,461	377,996	377,349
Retained Earnings	57,778	54,078	47,936
Accumulated Other Comprehensive (Loss) Income	(49,070)	347	(3,719)
Treasury Stock, at Cost (4,900,975 Shares at September 30, 2022; 4,759,414 Shares at December 31, 2021 and 4,780,496 Shares at September 30, 2021)	(84,043)	(82,035)	(82,195)
Total Stockholders’ Equity	345,550	371,186	360,171
Total Liabilities and Stockholders’ Equity	$4,232,778	$4,027,952	$4,071,104
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$29,618	$27,157	$82,263	$79,354
Interest on Deposits at Banks	1,201	163	1,826	351
Interest and Dividends on Investment Securities:
Fully Taxable	2,603	1,632	7,236	4,809
Exempt from Federal Taxes	785	855	2,422	2,682
Total Interest and Dividend Income	34,207	29,807	93,747	87,196
INTEREST EXPENSE
Interest-Bearing Checking Accounts	267	155	629	566
Savings Deposits	2,469	424	3,778	1,490
Time Deposits over $250,000	89	39	143	228
Other Time Deposits	150	133	370	511
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	—	—	—	3
Federal Home Loan Bank Advances	110	197	405	586
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	173	173	513	513
Interest on Financing Leases	48	48	145	146
Total Interest Expense	3,306	1,169	5,983	4,043
NET INTEREST INCOME	30,901	28,638	87,764	83,153
Provision for Credit Losses	1,715	99	3,389	(286)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	29,186	28,539	84,375	83,439
NONINTEREST INCOME
Income From Fiduciary Activities	2,341	2,571	7,454	7,538
Fees for Other Services to Customers	3,071	2,966	8,916	8,494
Insurance Commissions	1,650	1,576	4,783	4,842
Net Gain (Loss) on Securities	95	(106)	379	250
Net Gain on Sales of Loans	18	211	80	2,251
Other Operating Income	652	476	2,121	1,405
Total Noninterest Income	7,827	7,694	23,733	24,780
NONINTEREST EXPENSE
Salaries and Employee Benefits	12,427	11,377	35,400	33,360
Occupancy Expenses, Net	1,521	1,403	4,721	4,480
Technology and Equipment Expense	4,049	3,833	11,802	11,002
FDIC Assessments	295	249	893	764
Other Operating Expense	3,156	2,561	7,922	7,582
Total Noninterest Expense	21,448	19,423	60,738	57,188
INCOME BEFORE PROVISION FOR INCOME TAXES	15,565	16,810	47,370	51,031
Provision for Income Taxes	3,402	3,821	10,658	11,483
NET INCOME	$12,163	$12,989	$36,712	$39,548
Average Shares Outstanding [1]:
Basic	16,512	16,508	16,506	16,495
Diluted	16,558	16,568	16,553	16,554
Per Common Share:
Basic Earnings	$0.74	$0.79	$2.22	$2.40
Diluted Earnings	0.74	0.78	2.22	2.39

    1 Share and Per Share Amounts have been restated for the September 23, 2022 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net Income	$12,163	$12,989	$36,712	39,548
Other Comprehensive (Loss) Income, Net of Tax:
Net Unrealized Securities Holding Loss Arising During the Period	(20,801)	(1,279)	(52,808)	(3,969)
Net Unrealized Gain on Cash Flow Hedge Agreements	778	183	2,781	954
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	55	(25)	42	(68)
Amortization of Net Retirement Plan Actuarial Loss	420	17	441	51
Amortization of Net Retirement Plan Prior Service Cost	42	43	127	129
Other Comprehensive Loss	(19,506)	(1,061)	(49,417)	(2,903)
Comprehensive (Loss) Income	$(7,343)	$11,928	$(12,705)	$36,645

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Nine Month Period Ended September 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2021	$20,800	$377,996	$54,078	$347	$(82,035)	$371,186
Net Income	—	—	36,712	—	—	36,712
Other Comprehensive Loss	—	—	—	(49,417)	—	(49,417)
3% Stock Dividend (623,848 Shares)	624	19,408	(20,032)	—	—	—
Cash Dividends Paid, $.786 per Share [1]	—	—	(12,980)	—	—	(12,980)
Stock Options Exercised, Net (17,284 Shares)	—	215	—	—	151	366
Shares Issued Under the Directors’ Stock Plan (8,693 Shares)	—	210	—	—	75	285
Shares Issued Under the Employee Stock Purchase Plan (11,416 Shares)	—	261	—	—	100	361
Shares Issued for Dividend Reinvestment Plans (43,673 Shares)	—	1,033	—	—	387	1,420
Stock-Based Compensation Expense	—	338	—	—	—	338
Purchase of Treasury Stock (79,881 Shares)	—	—	—	—	(2,721)	(2,721)
Balance at September 30, 2022	$21,424	$399,461	$57,778	$(49,070)	$(84,043)	$345,550

	Three Month Period Ended September 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at June 30 , 2022	$20,800	$379,423	$69,980	$(29,564)	$(84,141)	$356,498
Net Income	—	—	12,163	—	—	12,163
Other Comprehensive Loss	—	—	—	(19,506)	—	(19,506)
3% Stock Dividend (623,848 Shares)	624	19,408	(20,032)	—	—	—
Cash Dividends Paid, $.262 per Share [1]	—	—	(4,333)	—	—	(4,333)
Stock Options Exercised, Net (1,406 Shares)	—	27	—	—	13	40
Shares Issued Under the Directors’ Stock Plan (2,923 Shares)	—	67	—	—	25	92
Shares Issued Under the Employee Stock Purchase Plan (3,855 Shares)	—	85	—	—	34	119
Shares Issued for Dividend Reinvestment Plans (14,521 Shares)	—	337	—	—	134	471
Stock-Based Compensation Expense	—	114	—	—	—	114
Purchase of Treasury Stock (3,329 Shares)	—	—	—	—	(108)	(108)
Balance at September 30, 2022	$21,424	$399,461	$57,778	$(49,070)	$(84,043)	$345,550

	Nine Month Period Ended September 30, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	$20,194	353,662	41,899	$(816)	$(80,547)	$334,392
Cumulative impact of adoption of ASU 2016-13			120			120
Balance at January 1, 2021 as adjusted for impact of adoption of ASU 2016-13	20,194	353,662	42,019	(816)	(80,547)	334,512
Net Income	—	—	39,548	—	—	39,548
Other Comprehensive Loss	—	—	—	(2,903)	—	(2,903)
3% Stock Dividend (605,670 Shares)	606	20,896	(21,502)	—	—	—
Cash Dividends Paid, $.735 per Share [1]	—	—	(12,129)	—	—	(12,129)
Stock Options Exercised, Net (52,610 Shares)	—	983	—	—	470	1,453
Shares Issued Under the Directors’ Stock Plan (8,471 Shares)	—	208	—	—	76	284
Shares Issued Under the Employee Stock Purchase Plan (11,304 Shares)	—	262	—	—	101	363
Shares Issued for Dividend Reinvestment Plans (37,841 Shares)	—	1,028	—	—	338	1,366
Stock-Based Compensation Expense	—	310	—	—	—	310
Purchase of Treasury Stock (72,750 Shares)	—	—	—	—	(2,633)	(2,633)
Balance at September 30, 2021	$20,800	$377,349	$47,936	$(3,719)	$(82,195)	$360,171

	Three Month Period Ended September 30, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at June 30, 2021	$20,194	$355,195	$60,494	$(2,658)	$(80,192)	$353,033
Net Income	—	—	12,989	—	—	12,989
Other Comprehensive Income	—	—	—	(1,061)	—	(1,061)
3% Stock Dividend (605,670 Shares)	606	20,896	(21,502)	—	—	—
Cash Dividends Paid, $.245 per Share [1]	—	—	(4,045)	—	—	(4,045)
Stock Options Exercised, Net (30,346 Shares)	—	657	—	—	271	928
Shares Issued Under the Directors’ Stock Plan (2,627 Shares)	—	71	—	—	24	95
Shares Issued Under the Employee Stock Purchase Plan (3,387 Shares)	—	87	—	—	30	117
Shares Issued for Dividend Reinvestment Plans (12,826 Shares)	—	340	—	—	115	455
Stock-Based Compensation Expense	—	103	—	—	—	103
Purchase of Treasury Stock (67,649 Shares)	—	—	—	—	(2,443)	(2,443)
Balance at September 30, 2021	$20,800	$377,349	$47,936	$(3,719)	$(82,195)	$360,171

1 Cash dividends paid per share have been adjusted for the September 23, 2022 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2022	2021
Net Income	$36,712	$39,548
Provision for Credit Losses	3,389	(286)
Depreciation and Amortization	5,845	5,894
Net Gain on Securities Transactions	(379)	(250)
Loans Originated and Held-for-Sale	(626)	(45,930)
Proceeds from the Sale of Loans Held-for-Sale	1,377	57,097
Net Gain on the Sale of Loans	(80)	(2,251)
Net Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	136	68
Contributions to Retirement Benefit Plans	(478)	(441)
Deferred Income Tax Benefit	(670)	(35)
Shares Issued Under the Directors’ Stock Plan	285	284
Stock-Based Compensation Expense	338	310
Tax Benefit from Exercise of Stock Options	22	69
Net Increase in Other Assets	(1,076)	(92)
Net Increase in Other Liabilities	3,415	1,727
Net Cash Provided By Operating Activities	48,210	55,712
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	61,620	93,332
Purchases of Securities Available-for-Sale	(149,674)	(222,089)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	24,231	24,266
Purchases of Securities Held-to-Maturity	(10,293)	(4,695)
Net Increase in Loans	(260,179)	(70,393)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,055	1,054
Purchase of Premises and Equipment	(10,913)	(3,942)
Net Decrease (Increase) in FHLB and Federal Reserve Bank Stock	660	(31)
Net Cash Used By Investing Activities	(343,493)	(182,498)
Cash Flows from Financing Activities:
Net Increase in Deposits	244,608	370,837
Net Decrease in Short-Term Borrowings	—	(15,060)
Finance Lease Payments	(38)	(36)
Repayments of Federal Home Loan Bank Term Advances	(20,000)	—
Purchase of Treasury Stock	(2,721)	(2,633)
Stock Options Exercised, Net	366	1,453
Shares Issued Under the Employee Stock Purchase Plan	361	363
Shares Issued for Dividend Reinvestment Plans	1,420	1,366
Cash Dividends Paid	(12,980)	(12,129)
Net Cash Provided By Financing Activities	211,016	344,161
Net (Decrease) Increase in Cash and Cash Equivalents	(84,267)	217,375
Cash and Cash Equivalents at Beginning of Period	457,696	380,991
Cash and Cash Equivalents at End of Period	$373,429	$598,366

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$5,911	$4,224
Income Taxes	8,918	11,060
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,217	1,066

See Notes to Unaudited Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow, the Company, we, or us), the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2022, December 31, 2021 and September 30, 2021; the results of operations for the nine month periods ended September 30, 2022 and 2021; the consolidated statements of comprehensive income for the nine month periods ended September 30, 2022 and 2021; the changes in stockholders' equity for the nine month periods ended September 30, 2022 and 2021; and the cash flows for the nine month periods ended September 30, 2022 and 2021. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2021 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2021.

Management’s Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Management utilized estimates and assumptions in its evaluation of potential impairment of Arrow's right-of-use lease assets, goodwill and intangible assets. Our most significant estimate is the allowance for credit losses. Other estimates include the fair value of financial statements, evaluation of pension and other post-retirement liabilities, an analysis of a need for a valuation allowance for deferred tax assets and a reserve for unfunded loan commitments recorded as an other liability. Actual results could differ from those estimates.
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

Accrued Interest Receivable - Upon adoption of CECL on January 1, 2021, Arrow made the following elections regarding accrued interest receivable: (1) presented accrued interest receivable balances separately within the other assets balance sheet line item; (2) excluded interest receivable that is included in amortized cost of financing receivables from related disclosures requirements and (3) continued its policy to write off accrued interest receivable by reversing interest income. For loans, write off typically occurs upon becoming over 90 to 120 days past due and therefore the amount of such write offs are immaterial. Historically, Arrow has not experienced uncollectible accrued interest receivable on investment securities.

Allowance for Credit Losses – Held-to-Maturity (HTM) Debt Securities - Arrow's HTM debt securities are also required to utilize the CECL approach to estimate expected credit losses. Management measures expected credit losses on HTM debt securities on a collective basis by major security types that share similar risk characteristics, such as financial asset type and collateral type adjusted for current conditions and reasonable and supportable forecasts. Management classifies the HTM portfolio into the following major security types: U.S. government agency or U.S. government sponsored mortgage-backed and collateralized mortgage obligations securities, and state and municipal debt securities.
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

Allowance for Credit Losses – Available-for-Sale (AFS) Debt Securities - The impairment model for AFS debt securities differs from the CECL approach utilized by HTM debt securities since AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Bank first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, in making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, failure of the issuer of the debt security to make scheduled interest or principal payments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. The cash flows are estimated using information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
Investments in Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock are required for membership in those organizations and are carried at cost since there is no market value available. The FHLB New York continues to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of Federal Reserve Bank and FHLB stock.

There were no additional accounting standards adopted in the first nine months of 2022.

Note 2. CASH AND CASH EQUIVALENTS (In Thousands)

The following table is the schedule of Cash and Cash Equivalents at September 30, 2022, December 31, 2021 and September 30, 2021:
	September 30, 2022	December 31, 2021	September 30, 2021
Cash and Due From Banks	$44,872	$26,978	$49,430
Interest-Bearing Deposits at Banks	328,557	430,718	548,936
Total Cash and Cash Equivalents	$373,429	457,696	598,366

Note 3.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at September 30, 2022, December 31, 2021 and September 30, 2021:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
September 30, 2022
Available-For-Sale Securities, at Amortized Cost	$180,000	$340	$465,485	$1,000	$646,825
Gross Unrealized Gains	—	—	3	—	3
Gross Unrealized Losses	(16,035)	—	(55,539)	(200)	(71,774)
Available-For-Sale Securities, at Fair Value	163,965	340	409,949	800	575,054
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					414,929

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$5,000	$20	$817	$—	$5,837
From 1 - 5 Years	175,000	—	254,104	—	429,104
From 5 - 10 Years	—	320	210,564	1,000	211,884
Over 10 Years	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$5,000	$20	$795	$—	$5,815
From 1 - 5 Years	158,965	—	232,760	—	391,725
From 5 - 10 Years	—	320	176,394	800	177,514
Over 10 Years	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$71,419	$—	$274,491	$—	$345,910
12 Months or Longer	92,545	—	135,329	800	228,674
Total	$163,964	$—	$409,820	$800	$574,584
Number of Securities in a Continuous Loss Position	24	—	156	1	181

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3,581	$—	$30,521	$—	$34,102
12 Months or Longer	12,454	—	25,018	200	37,672
Total	$16,035	$—	$55,539	$200	$71,774

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost	$180,000
US Agency Obligations, at Fair Value	163,965
US Government Agency Securities, at Amortized Cost			$8,243
US Government Agency Securities, at Fair Value			7,842
Government Sponsored Entity Securities, at Amortized Cost			457,242
Government Sponsored Entity Securities, at Fair Value			402,107

December 31, 2021
Available-For-Sale Securities, at Amortized Cost	$110,000	$400	$448,742	$1,000	$560,142
Gross Unrealized Gains	63	—	3,617	—	3,680
Gross Unrealized Losses	(1,698)	—	(2,608)	(200)	(4,506)
Available-For-Sale Securities, at Fair Value	108,365	400	449,751	800	559,316
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					298,106

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$74,088	$—	$263,292	$—	$337,380
12 Months or Longer	29,214	—	—	800	30,014
Total	$103,302	$—	$263,292	$800	$367,394
Number of Securities in a Continuous Loss Position	14	—	39	1	54

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$912	$—	$2,608	$—	$3,520
12 Months or Longer	786	—	—	200	986
Total	$1,698	$—	$2,608	$200	$4,506

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$110,000
US Agency Obligations, at Fair Value	108,365
US Government Agency Securities, at Amortized Cost			$9,386
US Government Agency Securities, at Fair Value			9,371
Government Sponsored Entity Securities, at Amortized Cost			439,356
Government Sponsored Entity Securities, at Fair Value			440,380

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
September 30, 2021
Available-For-Sale Securities, at Amortized Cost	$110,001	$400	$373,042	$1,000	$484,443
Gross Unrealized Gains	96	—	5,225	—	5,321
Gross Unrealized Losses	(792)	—	(1,872)	(200)	(2,864)
Available-For-Sale Securities, at Fair Value	109,305	400	376,395	800	486,900
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					361,014

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$74,695	$—	$190,532	$—	$265,227
12 Months or Longer	29,513	—	—	800	30,313
Total	$104,208	$—	$190,532	$800	$295,540
Number of Securities in a Continuous Loss Position	14	—	27	1	42

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$305	$—	$1,872	$—	$2,177
12 Months or Longer	487	—	—	200	687
Total	$792	$—	$1,872	$200	$2,864

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$110,001
US Agency Obligations, at Fair Value	109,305
US Government Agency Securities, at Amortized Cost			$10,119
US Government Agency Securities, at Fair Value			10,165
Government Sponsored Entity Securities, at Amortized Cost			362,923
Government Sponsored Entity Securities, at Fair Value			366,230

At September 30, 2022, there was no allowance for credit losses for the AFS debt securities portfolio.

The following table is the schedule of Held-To-Maturity Securities at September 30, 2022, December 31, 2021 and September 30, 2021:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
September 30, 2022
Held-To-Maturity Securities, at Amortized Cost	$169,619	$12,559	$182,178
Gross Unrealized Gains	1	—	1
Gross Unrealized Losses	(5,771)	(608)	(6,379)
Held-To-Maturity Securities, at Fair Value	163,849	11,951	175,800
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			153,364

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$50,423	$—	$50,423
From 1 - 5 Years	115,113	12,559	127,672
From 5 - 10 Years	4,044	—	4,044
Over 10 Years	39	—	39

Maturities of Debt Securities, at Fair Value:
Within One Year	$50,058	$—	$50,058
From 1 - 5 Years	109,945	11,951	121,896
From 5 - 10 Years	3,807	—	3,807
Over 10 Years	39	—	39

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$141,132	$11,951	$153,083
12 Months or Longer	—	—	—
Total	$141,132	$11,951	$153,083

Number of Securities in a Continuous Loss Position	419	16	435

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$5,771	$608	$6,379
12 Months or Longer	—	—	—
Total	$5,771	$608	$6,379

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$4,115
US Government Agency Securities, at Fair Value		3,924
Government Sponsored Entity Securities, at Amortized Cost		8,444
Government Sponsored Entity Securities, at Fair Value		8,027

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2021
Held-To-Maturity Securities, at Amortized Cost	$180,195	$16,371	$196,566
Gross Unrealized Gains	4,179	547	4,726
Gross Unrealized Losses	—	—	—
Held-To-Maturity Securities, at Fair Value	184,374	16,918	201,292
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			175,218

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—
Number of Securities in a Continuous Loss Position	—	—	—

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$5,518
US Government Agency Securities, at Fair Value		5,647
Government Sponsored Entity Securities, at Amortized Cost		10,853
Government Sponsored Entity Securities, at Fair Value		11,271

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
September 30, 2021
Held-To-Maturity Securities, at Amortized Cost	$179,952	$18,385	$198,337
Gross Unrealized Gains	4,834	765	5,599
Gross Unrealized Losses	—	—	—
Held-To-Maturity Securities, at Fair Value	184,786	19,150	203,936
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			192,929

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—
Number of Securities in a Continuous Loss Position	—	—	—

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	—	—	—
Total	$—	$—	$—

September 30, 2021
Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$6,302
US Government Agency Securities, at Fair Value		6,506
Government Sponsored Entity Securities, at Amortized Cost		12,083
Government Sponsored Entity Securities, at Fair Value		12,644

In the tables above, maturities of mortgage-backed securities are included based on their expected average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Arrow evaluates AFS debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at September 30, 2022, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at September 30, 2022 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended September 30, 2022.
Arrow's held to maturity debt securities are comprised of U.S. government-sponsored enterprises (GSEs) or state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow performs an analysis of the credit worthiness of municipal obligations to determine if a security is of investment grade. The analysis may include but may not solely rely upon credit analysis conducted by external credit rating agencies. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of September 30, 2022.

The following table is the schedule of Equity Securities at September 30, 2022, December 31, 2021 and September 30, 2021:

Equity Securities

	September 30, 2022	December 31, 2021	September 30, 2021
Equity Securities, at Fair Value	$2,126	$1,747	$1,886

The following is a summary of realized and unrealized gains recognized in net income on equity securities during the three and nine month periods ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net Gain on Equity Securities	$95	$(106)	$379	$250
Less: Net gain recognized during the reporting period on equity securities sold during the period	—	—	—	—
Unrealized net gain recognized during the reporting period on equity securities still held at the reporting date	$95	$(106)	$379	$250

Note 4.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of September 30, 2022 and an analysis of the recorded investment in loans that are past due at these dates. Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $483, $1,154 and $2,169 as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2022
Loans Past Due 30-59 Days	$86	$—	$8,870	$393	$9,349
Loans Past Due 60-89 Days	80	—	4,397	1,266	5,743
Loans Past Due 90 or more Days	—	235	1,708	3,487	5,430
Total Loans Past Due	166	235	14,975	5,146	20,522
Current Loans	138,807	678,982	1,040,610	1,045,873	2,904,272
Total Loans	$138,973	$679,217	$1,055,585	$1,051,019	$2,924,794

December 31, 2021
Loans Past Due 30-59 Days	$202	$—	$6,713	$107	$7,022
Loans Past Due 60-89 Days	3	—	2,709	2,557	5,269
Loans Past Due 90 or more Days	157	1,180	1,564	1,981	4,882
Total Loans Past Due	362	1,180	10,986	4,645	17,173
Current Loans	172,156	627,749	909,570	941,293	2,650,768
Total Loans	$172,518	$628,929	$920,556	$945,938	$2,667,941

September 30, 2021
Loans Past Due 30-59 Days	$729	$—	$4,809	$368	$5,906
Loans Past Due 60-89 Days	63	—	2,543	1,295	3,901
Loans Past Due 90 or more Days	75	1,641	1,010	1,951	4,677
Total Loans Past Due	867	1,641	8,362	3,614	14,484
Current Loans	187,324	613,440	912,827	926,676	2,640,267
Total Loans	$188,191	$615,081	$921,189	$930,290	$2,654,751

Schedule of Non Accrual Loans by Category
		Commercial
September 30, 2022	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$514	$514
Nonaccrual Loans	9	3,401	1,708	3,694	8,812
Nonaccrual With No Allowance for Credit Loss	9	3,401	1,708	3,694	8,812
Interest Income on Nonaccrual Loans	—	—	—	12	12

December 31, 2021
Loans 90 or More Days Past Due and Still Accruing Interest	$157	$—	$—	$666	$823
Nonaccrual Loans	34	7,243	1,697	1,790	10,764

September 30, 2021
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$555	$555
Nonaccrual Loans	91	7,766	1,101	1,765	10,723

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

Allowance for Credit Losses

Loan segments were selected by class code and application code to ensure each segment is comprised of loans with homogenous loan characteristics and similar risk profiles. The resulting loan segments are commercial Paycheck Protection Program (PPP), commercial non-PPP, commercial real estate, consumer and residential real estate loans. The consumer segment is mainly comprised of automobile loans, and since they are relatively short-term in nature, with similar dollar amounts and collateral, the vintage analysis method was selected to determine the credit loss reserve. The vintage method utilizes Arrow loan data exclusively as the method calculates a loss rate based on the total origination balance of the loans by year and the charge-off and recovery rate of the same origination year. Arrow maintains, over the life of the loan, the loss curve by vintage year. The discounted cash flow method (DCF) is used to calculate the reserve for credit losses for the commercial, commercial real estate and residential real estate segments.
The September 30, 2022 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflects the economic conditions with a deterioration of approximately 0.45% in the national unemployment rate during the six-quarter forecast period, while forecasted gross domestic product are projected to decline approximately 1.00%. The home price index (HPI) forecast declined approximately 4.63% from the previous quarter level. The recent volatility of the national HPI forecast in projecting growth and decline is beyond any recent actual change when compared to the Albany Metropolitan Statistical Area for the last 10 years and is considered to be a unique circumstance not reflective of current economic conditions in our markets. As a result, an additional qualitative adjustment was utilized during 2022 to address risk outside of the quantitative model. Key assumptions utilized in the CECL calculation include loan segmentation, loan loss regression analysis, reasonable and supportable forecast period, reversion period, discounted cash flow inputs including economic forecast data and prepayment and curtailment speeds and qualitative factors. Key assumptions are reviewed and approved on a quarterly basis. There was one assumption change for the third quarter calculation. Demand loans, which do not have a maturity date, now utilize a 1-year maturity as the loans are reviewed annually. The loans previously utilized a 10-year maturity. Driven by current economic forecasts, loan growth and net charge offs during the quarter, the third quarter provision for credit losses was $1.7 million. The provision is directionally consistent with both the latest economic forecasts as well as third quarter activity. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of September 30, 2022.

The following table details activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2022 and September 30, 2021:

Allowance for Credit Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
June 30, 2022	$2,465	$13,936	$2,358	$9,331	$28,090
Charge-offs	(44)	—	(1,103)	—	(1,147)
Recoveries	—	—	574	—	574
Provision	(416)	930	692	509	1,715
September 30, 2022	$2,005	$14,866	$2,521	$9,840	$29,232

December 31, 2021	$2,298	$13,136	$2,402	$9,445	$27,281
Charge-offs	$(48)	$—	$(2,805)	$(30)	$(2,883)
Recoveries	$26	$—	$1,419	$—	$1,445
Provision	$(271)	$1,730	$1,505	$425	$3,389
September 30, 2022	$2,005	$14,866	$2,521	$9,840	$29,232

June 30, 2021	$2,241	$13,606	$2,443	$8,720	$27,010
Charge-offs	(17)	—	(427)	—	$(444)
Recoveries	—	—	291	—	$291
Provision	200	65	(19)	(147)	$99
September 30, 2021	$2,424	$13,671	$2,288	$8,573	$26,956

Balance as of January 1, 2021 as adjusted for ASU 2016-13	$4,257	$12,054	$2,179	$9,442	$27,932
Charge-offs	(37)	—	(1,480)	(3)	(1,520)
Recoveries	—	—	830	—	830
Provision	(1,796)	1,617	759	(866)	(286)
September 30, 2021	$2,424	$13,671	$2,288	$8,573	$26,956

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. Changes in this allowance are reflected in other operating expenses within the non-interest expense category. As of September 30, 2022, the total unfunded commitment off-balance sheet credit exposure was $1.6 million.

Individually Evaluated Loans

All loans not included in the vintage analysis method that exceed $250,000, which are on nonaccrual status, are evaluated on an individual basis. Arrow made the policy election to apply a practical expedient for collateral dependent financial assets when the borrower is experiencing financial difficulty and the repayment is expected through the sale of the collateral. This allows Arrow to use fair value of the collateral at the reporting date adjusted for estimated cost to sell when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operating of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. As of September 30, 2022, there were four total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $4.7 million and none had an allowance for credit loss.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2022, December 31, 2021 and September 30, 2021:

September 30, 2022	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	3,166	3,166
Consumer	—	—	—
Residential	1,494	—	1,494
Total	$1,494	$3,166	$4,660

December 31, 2021	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	6,732	6,732
Consumer	—	—	—
Residential	673	—	673
Total	$673	$6,732	$7,405

September 30, 2021	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	7,254	7,254
Consumer	—	—	—
Residential	676	—	676
Total	$676	$7,254	$7,930

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
September 30, 2022
Ending Loan Balance - Collectively Evaluated	$138,973	$676,051	$1,055,585	$1,049,525	$2,920,134
Allowance for Credit Losses - Loans Collectively Evaluated	2,005	14,866	2,521	9,840	29,232
Ending Loan Balance - Individually Evaluated	—	3,166	—	1,494	4,660
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

December 31, 2021
Ending Loan Balance - Collectively Evaluated	$172,518	$622,197	$920,556	$945,265	$2,660,536
Allowance for Credit Losses - Loans Collectively Evaluated	2,298	12,537	2,402	9,445	$26,682
Ending Loan Balance - Individually Evaluated	—	6,732	—	673	7,405
Allowance for Credit Losses - Loans Individually Evaluated	—	599	—	—	599

September 30, 2021
Ending Loan Balance - Collectively Evaluated	$188,191	$607,827	$921,189	$929,614	$2,646,821
Allowance for Credit Losses - Loans Collectively Evaluated	2,424	13,055	2,288	8,573	26,340
Ending Loan Balance - Individually Evaluated	—	7,254	—	676	7,930
Allowance for Credit Losses - Loans Individually Evaluated	—	616	—	—	616

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
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the institution operates that affect the collectability of financial assets; and,
•Other qualitative factors not reflected in quantitative loss rate calculations.

Loan Credit Quality Indicators

The following tables present credit quality indicators by total loans amortized cost basis by origination year as of September 30, 2022, December 31, 2021 and September 30, 2021:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
September 30, 2022	2022	2021	2020	2019	2018	Prior
Commercial:
Risk rating
Satisfactory	$34,589	$31,762	$26,654	$7,554	$9,605	$11,194	$8,008	$—	$129,366
Special mention	—	—	—	—	—	35	35	—	70
Substandard	—	3,318	479	445	—	37	5,258	—	9,537
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$34,589	$35,080	$27,133	$7,999	$9,605	$11,266	$13,301	$—	$138,973

Commercial Real Estate:
Risk rating
Satisfactory	$106,549	$136,306	$247,780	$40,959	$30,667	$64,934	$3,052	$—	$630,247
Special mention	9,801	—	2,973	—	4,315	1,425	—	—	18,514
Substandard	9,531	4,723	11,352	1,133	93	3,403	221	—	30,456
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$125,881	$141,029	$262,105	$42,092	$35,075	$69,762	$3,273	$—	$679,217

Consumer:
Risk rating
Performing	$406,206	$309,006	$172,974	$101,458	$47,874	$15,933	$483	$—	$1,053,934
Nonperforming	268	583	351	304	58	87	—	—	1,651
Total Consumer Loans	$406,474	$309,589	$173,325	$101,762	$47,932	$16,020	$483	$—	$1,055,585

Residential:
Risk rating
Performing	$163,702	$209,408	$173,435	$84,370	$61,907	$232,021	$122,191	$—	$1,047,034
Nonperforming	—	257	939	28	318	2,268	175	—	3,985
Total Residential Loans	$163,702	$209,665	$174,374	$84,398	$62,225	$234,289	$122,366	$—	$1,051,019

Total Loans	$730,646	$695,363	$636,937	$236,251	$154,837	$331,337	$139,423	$—	$2,924,794

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial:
Risk rating
Satisfactory	$75,615	$35,522	$11,591	$11,661	$7,792	$3,442	$12,783	$—	$158,406
Special mention	—	—	3	—	—	5,899	—	—	5,902
Substandard	3,541	3,791	589	—	25	12	252	—	8,210
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$79,156	$39,313	$12,183	$11,661	$7,817	$9,353	$13,035	$—	$172,518

Commercial Real Estate:
Risk rating
Satisfactory	$140,636	$276,461	$42,369	$37,997	$22,155	$59,698	$1,923	$—	$581,239
Special mention	—	7,893	1,204	—	137	1,906	—	—	11,140
Substandard	7,248	16,405	3,910	96	—	8,867	24	—	36,550
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$147,884	$300,759	$47,483	$38,093	$22,292	$70,471	$1,947	$—	$628,929

Consumer:
Risk rating
Performing	$402,558	$239,492	$154,517	$82,673	$29,587	$9,578	$455	$—	$918,860
Nonperforming	388	399	502	151	160	96	—	—	1,696
Total Consumer Loans	$402,946	$239,891	$155,019	$82,824	$29,747	$9,674	$455	$—	$920,556

Residential:
Risk rating
Performing	$187,708	$146,113	$93,547	$88,505	$93,524	$215,679	$118,595	$—	$943,671
Nonperforming	—	133	—	27	162	1,907	38	—	2,267
Total Residential Loans	$187,708	$146,246	$93,547	$88,532	$93,686	$217,586	$118,633	$—	$945,938

Total Loans	$817,694	$726,209	$308,232	$221,110	$153,542	$307,084	$134,070	$—	$2,667,941

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
September 30, 2021	2021	2020	2019	2018	2017	Prior
Commercial:
Risk rating
Satisfactory	$81,914	$38,970	$13,966	$12,860	$8,511	$3,917	$12,796	$—	$172,934
Special mention	—	652	51	—	—	5,499	—	—	6,202
Substandard	3,575	4,496	636	—	31	295	22	—	9,055
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$85,489	$44,118	$14,653	$12,860	$8,542	$9,711	$12,818	$—	$188,191

Commercial Real Estate:
Risk rating
Satisfactory	$96,419	$290,785	$47,605	$41,215	$22,661	$62,203	$2,935	$—	$563,823
Special mention	—	16,829	1,227	—	139	1,976	—	—	20,171
Substandard	7,248	10,359	3,950	146	—	9,384	—	—	31,087
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$103,667	$317,973	$52,782	$41,361	$22,800	$73,563	$2,935	$—	$615,081

Consumer:
Risk rating
Performing	$330,952	$264,963	$175,448	$97,563	$37,112	$13,572	$477	$—	$920,087
Nonperforming	203	319	332	160	30	58	—	—	1,102
Total Consumer Loans	$331,155	$265,282	$175,780	$97,723	$37,142	$13,630	$477	$—	$921,189

Residential:
Risk rating
Performing	$124,536	$154,071	$101,678	$94,621	$97,457	$231,375	$124,231	$—	$927,969
Nonperforming	—	336	—	155	213	1,586	31	—	2,321
Total Residential Loans	$124,536	$154,407	$101,678	$94,776	$97,670	$232,961	$124,262	$—	$930,290

Total Loans	$644,847	$781,780	$344,893	$246,720	$166,154	$329,865	$140,492	$—	$2,654,751

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
4) Doubtful - Loans classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable.  Although possibility of loss is extremely high, classification of these loans as “loss” has been deferred due to specific pending factors or events which may strengthen the value (e.g. possibility of additional collateral, injection of capital, collateral liquidation, debt restructure, economic recovery, etc).  Loans classified as “doubtful” need to be placed on non-accrual; and,
5) Loss - Loans classified as “loss” are considered uncollectible with collateral of such little value that their continuance as bankable assets is not warranted.  As of the date of the balance sheet, all loans in this category have been charged-off to the allowance for loan losses.
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
September 30, 2022
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

In general, prior to the COVID-19 pandemic, loans requiring modification were restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of September 30, 2022.

Note 5.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of September 30, 2022, December 31, 2021 and September 30, 2021:

Commitments to Extend Credit and Letters of Credit
	September 30, 2022	December 31, 2021	September 30, 2021
Notional Amount:
Commitments to Extend Credit	$440,167	$402,280	$431,452
Standby Letters of Credit	3,445	3,223	3,392
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	—	24	21

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at September 30, 2022, December 31, 2021 and September 30, 2021 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Arrow's policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at September 30, 2022, December 31, 2021 and September 30, 2021, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

Note 6.    COMPREHENSIVE (LOSS) INCOME (In Thousands)

The following table presents the components of other comprehensive (loss) income for the three and nine month periods ended September 30, 2022 and 2021:

Schedule of Comprehensive (Loss) Income
	Three Months Ended September 30,			Nine Months Ended September 30,
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
2022
Net Unrealized Securities Holding Loss on Securities Available-for-Sale Arising During the Period	$(27,945)	$7,144	$(20,801)	$(70,945)	$18,137	$(52,808)
Net Unrealized Gain on Cash Flow Swap	1,046	(268)	778	3,737	(956)	2,781
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	75	(20)	55	57	(15)	42
Amortization of Net Retirement Plan Actuarial Loss	564	(144)	420	592	(151)	441
Amortization of Net Retirement Plan Prior Service Cost	57	(15)	42	171	(44)	127
Other Comprehensive Loss	$(26,203)	$6,697	$(19,506)	$(66,388)	$16,971	$(49,417)

2021
Net Unrealized Securities Holding Loss on Securities Available-for-Sale Arising During the Period	$(1,719)	$440	$(1,279)	$(5,333)	$1,364	$(3,969)
Net Unrealized Gain on Cash Flow Swap	245	(62)	183	1,281	(327)	954
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(34)	9	(25)	(92)	24	(68)
Amortization of Net Retirement Plan Actuarial Loss	22	(5)	17	68	(17)	51
Amortization of Net Retirement Plan Prior Service Cost	59	(16)	43	175	(46)	129
Other Comprehensive Loss	$(1,427)	$366	$(1,061)	$(3,901)	$998	$(2,903)

The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)

	Unrealized (Loss) and Gain on Available-for-Sale Securities	Unrealized Gain on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Loss	Net Prior Service Cost

For the Quarter-To-Date periods ended:
June 30, 2022	$(32,621)	$3,310	$660	$(913)	$(29,564)
Other comprehensive income or loss before reclassifications	(20,801)	778	—	—	(20,023)
Amounts reclassified from accumulated other comprehensive income or loss	—	55	420	42	517
Net current-period other comprehensive income or loss	(20,801)	833	420	42	(19,506)
September 30, 2022	$(53,422)	$4,143	$1,080	$(871)	$(49,070)

June 30, 2021	$3,109	$1,213	$(5,895)	$(1,085)	$(2,658)
Other comprehensive income or loss before reclassifications	(1,279)	183	—	—	(1,096)
Amounts reclassified from accumulated other comprehensive income or loss	—	(25)	17	43	35
Net current-period other comprehensive income or loss	(1,279)	158	17	43	(1,061)
September 30, 2021	$1,830	$1,371	$(5,878)	$(1,042)	$(3,719)

For the Year-To-Date periods ended:

December 31, 2021	$(614)	$1,320	$639	$(998)	$347
Other comprehensive income or loss before reclassifications	(52,808)	2,781	—	—	(50,027)
Amounts reclassified from accumulated other comprehensive income or loss	—	42	441	127	610
Net current-period other comprehensive income or loss	(52,808)	2,823	441	127	(49,417)
September 30, 2022	$(53,422)	$4,143	$1,080	$(871)	$(49,070)

December 31, 2020	$5,799	$485	$(5,929)	$(1,171)	$(816)
Other comprehensive income or loss before reclassifications	(3,969)	954	—	—	(3,015)
Amounts reclassified from accumulated other comprehensive income	—	(68)	51	129	112
Net current-period other comprehensive income or loss	(3,969)	886	51	129	(2,903)
September 30, 2021	$1,830	$1,371	$(5,878)	$(1,042)	$(3,719)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income or loss:

Reclassifications Out of Accumulated Other Comprehensive Income or Loss

Details about Accumulated Other Comprehensive Income or Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income or Loss		Affected Line Item in the Statement Where Net Income Is Presented

For the Quarter-to-date periods ended:

September 30, 2022
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$(75)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(57)	(1)	Salaries and Employee Benefits
Actuarial loss	(564)	(1)	Salaries and Employee Benefits
	(696)		Total before Tax
	179		Provision for Income Taxes
Total reclassifications for the period	$(517)		Net of Tax

September 30, 2021
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$34		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	$(59)	(1)	Salaries and Employee Benefits
Actuarial loss	(22)	(1)	Salaries and Employee Benefits
	(47)		Total before Tax
	12		Provision for Income Taxes
Total reclassifications for the period	$(35)		Net of Tax

For the Year-to-date periods ended:

September 30, 2022
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$(57)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(171)	(1)	Salaries and Employee Benefits
Actuarial loss	(592)	(1)	Salaries and Employee Benefits
	(820)		Total before Tax
	210		Provision for Income Taxes
Total reclassifications for the period	$(610)		Net of Tax

September 30, 2021
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	92		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	$(175)	(1)	Salaries and Employee Benefits
Actuarial loss	(68)	(1)	Salaries and Employee Benefits
	(151)		Total before Tax
	39		Provision for Income Taxes
Total reclassifications for the period	$(112)		Net of Tax

(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

Note 7.    STOCK-BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

Arrow has established three stock-based compensation plans: a Long Term Incentive Plan, an Employee Stock Purchase Plan (ESPP) and an Employee Stock Ownership Plan (ESOP). All share and per share data have been adjusted for the September 23, 2022 3% stock dividend.

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

The following table summarizes information about stock option activity for the year to date period ended September 30, 2022:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2022	278,899	$27.62
Granted	58,710	34.79
Exercised	(17,803)	20.56
Forfeited	(18,844)	30.71
Outstanding at September 30, 2022	300,962	29.24

Vested at Period-End	178,250	27.56
Expected to Vest	122,712	31.68

Stock Options Granted
Weighted Average Grant Date Information:
Fair Value of Options Granted	$7.43
Fair Value Assumptions:
Dividend Yield	2.90%
Expected Volatility	27.15%
Risk Free Interest Rate	1.69%
Expected Lives (in years)	8.56

The following table presents information on the amounts expensed related to stock options for the three and nine month periods ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Amount expensed	$79	$71	$233	$212

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

The following table summarizes information about restricted stock unit activity for the periods ended September 30, 2022 and 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	13,599	$29.27
Granted	4,312	34.79
Vested	(4,391)	28.17
Non-vested at September 30, 2022	13,520	31.38

Non-vested at January 1, 2021	12,373	29.81
Granted	5,026	27.71
Vested	(3,800)	28.95
Non-vested at September 30, 2021	13,599	29.27
The following table presents information on the amounts expensed related to restricted stock units for the periods ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Amount expensed	$35	$32	$105	$98

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
Effective January 1, 2021, Glens Falls National amended the Arrow Financial Corporation Employees' Pension Plan (the "Plan"). The Plan change was adopted January 1, 2021 and the amendment was valued as of December 31, 2020. The Plan amendment was as follows:
Effective January 1, 2021, the benefit payable to or on behalf of each participant:
• whose employment with the Employer (or any predecessor Employer, except as noted below) terminated on or before
January 1, 2016;
• who satisfied the requirements for early, normal, or late retirement as of such termination;
• who never participated in the United Vermont Bancorporation Plan; and
• who is, or whose beneficiary is, receiving monthly benefit payments from the Plan as of January 1, 2021 (including a participant or beneficiary who shall commence receiving benefits from the Plan as of January 1, 2021), shall be increased by 3%.
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
Settlement accounting is required when lump sum payments during a fiscal year exceed that fiscal year's Service Cost plus Interest Cost components of the Net Periodic Pension Cost. For 2022, the sum of the Service Cost and Interest Cost is expected to be $3,316,118 and the total lump sum payments through September 30, 2022 have exceeded that amount. The Plan must therefore recognize in the 2022 Net Periodic Pension Cost a portion of the Unamortized Net (Gain)/Loss equal to the ratio of the projected benefit obligation for the participants that received a lump sum to the total projected benefit obligation. As of December 31, 2022, the Unamortized Net (Gain)/Loss prior to reflecting settlement accounting is projected to be approximately $7,000,000. The ratio of the projected benefit obligation for participants that received a lump sum to the total projected benefit obligation is 7.91%. The effect of the settlement that must be recognized in the 2022 Net Periodic Pension Cost is estimated at September 30, 2022 to be $550,000, which has been fully reflected in the Net Periodic Cost for the quarter ended September 30, 2022 .
The following tables provide the components of net periodic benefit costs for the three and nine-month periods ended September 30, 2022 and 2021:

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Cost
For the Three Months Ended September 30, 2022:
Service Cost [1]	$469	$208	$23
Interest Cost [2]	360	57	61

Expected Return on Plan Assets [2]	(1,078)	—	—
Amortization of Prior Service Cost [2]	19	11	27
Amortization of Net Loss (Gain) [2]	550	53	(39)
Net Periodic Cost	$320	$329	$72

Plan Contributions During the Period	$—	$116	$43

For the Three Months Ended September 30, 2021:
Service Cost [1]	$484	$146	$27
Interest Cost [2]	340	48	62
Expected Return on Plan Assets [2]	(945)	—	—
Amortization of Prior Service Cost [2]	20	12	27
Amortization of Net Loss (Gain) [2]	—	44	(22)
Net Periodic (Benefit) Cost	$(101)	$250	$94

Plan Contributions During the Period	$—	$118	$32

Net Periodic Benefit Cost
For the Nine Months Ended September 30, 2022:
Service Cost [1]	$1,408	$626	$68
Interest Cost [2]	1,079	169	185
Expected Return on Plan Assets [2]	(3,235)	—	—
Amortization of Prior Service Cost [2]	58	33	80
Amortization of Net Loss (Gain) [2]	550	159	(117)
Net Periodic (Benefit) Cost	$(140)	$987	$216

Plan Contributions During the Period	$—	$347	$131

Estimated Future Contributions in the Current Fiscal Year	$—	$116	$43

For the Nine Months Ended September 30, 2021:
Service Cost [1]	$1,451	$437	$82
Interest Cost [2]	1,023	143	186
Expected Return on Plan Assets [2]	(2,835)	—	—
Amortization of Prior Service Cost [2]	59	36	80
Amortization of Net Loss (Gain) [2]	—	134	(66)
Net Periodic (Benefit) Cost	$(302)	$750	$282

Plan Contributions During the Period	$—	$354	$87

Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the period ended September 30, 2022 and currently, additional contributions in 2022 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 9.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for periods ended September 30, 2022 and 2021.  When applicable, share and per share amounts have been adjusted for the September 23, 2022, 3% stock dividend.

Earnings Per Share
	Three Months Ended		Year-to-Date Period Ended:
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Earnings Per Share - Basic:
Net Income	$12,163	$12,989	$36,712	$39,548
Weighted Average Shares - Basic	16,512	16,508	16,506	16,495
Earnings Per Share - Basic	$0.74	$0.79	$2.22	$2.40

Earnings Per Share - Diluted:
Net Income	$12,163	$12,989	$36,712	$39,548
Weighted Average Shares - Basic	16,512	16,508	16,506	16,495
Dilutive Average Shares Attributable to Stock Options	46	60	47	59
Weighted Average Shares - Diluted	16,558	16,568	16,553	16,554
Earnings Per Share - Diluted	$0.74	$0.78	$2.22	$2.39

Note 10.    FAIR VALUES (Dollars In Thousands)

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2022, December 31, 2021 and September 30, 2021 were securities available-for-sale, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
September 30, 2022
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$163,965	$—	$163,965	$—
State and Municipal Obligations	340	—	340	—
Mortgage-Backed Securities	409,949	—	409,949	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	575,054	—	575,054	—
Equity Securities	2,126	—	2,126	—
Total Securities Measured on a Recurring Basis	577,180	—	577,180	—
Derivatives, included in other assets	8,508	—	8,508	—
Total Measured on a Recurring Basis	$585,688	$—	$585,688	$—
Liabilities:
Derivatives, included in other liabilities	8,508	—	8,508	—
Total Measured on a Recurring Basis	$8,508	$—	$8,508	$—
December 31, 2021
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$108,365	$—	$108,365	$—
State and Municipal Obligations	400	—	400	—
Mortgage-Backed Securities	449,751	—	449,751	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	559,316	—	559,316	—
Equity Securities	1,747	—	1,747	—

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total Securities Measured on a Recurring Basis	561,063	—	561,063	—
Derivatives, included in other liabilities	2,083	—	2,083	—
Total Measured on a Recurring Basis	$563,146	$—	$563,146	$—
Liabilities:
Derivatives, included in other liabilities	2,083	—	2,083	—
Total Measured on a Recurring Basis	$2,083	$—	$2,083	$—
September 30, 2021
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$109,305	$—	$109,305	$—
State and Municipal Obligations	400	—	400	—
Mortgage-Backed Securities	376,395	—	376,395	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	486,900	—	486,900	—
Equity Securities	1,886	—	1,886	—
Total Securities Measured on a Recurring Basis	$488,786	$—	$488,786	$—
Derivatives, included in other assets	2,287	$—	2,287	—
Total Measured on a Recurring Basis	$491,073	$—	$491,073	$—
Liabilities:
Derivatives, included in other liabilities	2,287	—	2,287	—
Total Measured on a Recurring Basis	$2,287	$—	$2,287	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
September 30, 2022
Collateral Dependent Evaluated Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	604	—	—	604	—
December 31, 2021
Collateral Dependent Impaired Loans	$2,457	$—	$—	$2,457
Other Real Estate Owned and Repossessed Assets, Net	126	—	—	126	—
September 30, 2021
Collateral Dependent Impaired Loans	$2,456	$—	$—	$2,456
Other Real Estate Owned and Repossessed Assets, Net	351	—	—	351	13

The fair value of financial instruments is determined under the following hierarchy:
•Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and,
•Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Fair Value Methodology for Assets and Liabilities Measured on a Recurring Basis

The fair value of Level 1 securities available-for-sale are based on unadjusted, quoted market prices from exchanges in active markets. The fair value of Level 2 securities available-for-sale are based on an independent bond and equity pricing service for identical assets or significantly similar securities and an independent equity pricing service for equity securities not actively traded.  The pricing services use a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. The fair value of Level 2 equities are based on the last observable price in open markets.  The fair value of Level 2 derivatives is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes.

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent evaluated loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at September 30, 2022, December 31, 2021 and September 30, 2021.

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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Cash and Cash Equivalents	$373,429	$373,429	$373,429	$—	$—
Securities Available-for-Sale	575,054	575,054	—	575,054	—
Securities Held-to-Maturity	182,178	175,800	—	175,800	—
Equity Securities	2,126	2,126	—	2,126	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,720	4,720	—	4,720	—
Net Loans	2,895,562	2,714,587	—	—	2,714,587
Accrued Interest Receivable	8,549	8,549	—	8,549	—
Derivatives, included in other assets	8,508	8,508		8,508
Deposits	3,795,105	3,785,960	—	3,785,960	—
Federal Home Loan Bank Term Advances	25,000	24,833	—	24,833	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	202	202	—	202	—
Derivatives, included in other liabilities	8,508	8,508	—	8,508	—

December 31, 2021
Cash and Cash Equivalents	$457,696	$457,696	$457,696	$—	$—
Securities Available-for-Sale	559,316	559,316	—	559,316	—
Securities Held-to-Maturity	196,566	201,292	—	201,292	—
Equity Securities	1,747	1,747	—	1,747
Federal Home Loan Bank and Federal Reserve Bank Stock	5,380	5,380	—	5,380	—
Net Loans	2,640,660	2,618,311	—	—	2,618,311
Accrued Interest Receivable	7,384	7,384	—	7,384	—
Derivatives, included in other assets	2,083	2,083	—	2,083	—
Deposits	3,550,497	3,548,554	—	3,548,554	—
Federal Home Loan Bank Term Advances	45,000	45,518	—	45,518	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	138	138	—	138	—
Derivatives, included in other liabilities	2,083	2,083	—	2,083	—

September 30, 2021
Cash and Cash Equivalents	$598,366	$598,366	$598,366	$—	$—
Securities Available-for-Sale	486,900	486,900	—	486,900	—
Securities Held-to-Maturity	198,337	203,936	—	203,936	—
Equity Securities	1,886	1,886	—	1,886
Federal Home Loan Bank and Federal Reserve Bank Stock	5,380	5,380	—	5,380	—
Net Loans	2,627,795	2,632,843	—	—	2,632,843
Accrued Interest Receivable	7,899	7,899	—	7,899	—
Derivatives, included in other assets	2,287	2,287	—	2,287	—
Deposits	3,605,563	3,604,271	—	3,604,271	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	2,426	2,426	—	2,426	—
Federal Home Loan Bank Term Advances	45,000	45,906	—	45,906	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	137	137	—	137	—
Derivatives, included in other liabilities	2,287	2,287	—	2,287	—

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

The following includes quantitative data related to Arrow's leases as of and for the nine months ended September 30, 2022 and September 30, 2021:

		Nine Months Ended
Finance Lease Amounts:	Classification	September 30, 2022	September 30, 2021
Right-of-Use Assets	Premises and Equipment, Net	$4,681	$4,859
Lease Liabilities	Finance Leases	5,131	5,181

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$5,889	$6,786
Lease Liabilities	Other Liabilities	6,082	6,965

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$145	$146
Operating Outgoing Cash Flows From Operating Leases		1,041	571
Financing Outgoing Cash Flows From Finance Leases		38	36
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		—	2,126
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		27.50	28.46
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		11.36	11.76
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		2.87%	2.85%

Lease cost information for Arrow's leases is as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$44	$44	$133	$133
Interest on Lease Liabilities	48	48	145	146
Operating Lease Cost	305	238	925	737
Short-term Lease Cost	9	15	32	28
Variable Lease Cost	86	69	253	203
Total Lease Cost	$492	$414	$1,488	$1,247

Future Lease Payments at September 30, 2022 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
9/30/2023	$1,077	$243
9/30/2024	723	247
9/30/2025	648	259
9/30/2026	590	268
9/30/2027	561	268
Thereafter	3,698	7,331
Total Undiscounted Cash Flows	$7,297	$8,616
Less: Net Present Value Adjustment	1,215	3,485
Lease Liability	$6,082	$5,131

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	September 30, 2022	December 31, 2021	September 30, 2021
Fair value adjustment included in other assets	$8,508	$2,083	$2,287
Fair value adjustment included in other liabilities	8,508	2,083	2,287
Notional amount	134,406	172,668	172,026

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income:

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2022	December 31, 2021	September 30, 2021
Amount of gain recognized in AOCI	$3,737	$1,249	$1,281
Amount of (loss) gain reclassified from AOCI to interest expense	(57)	126	92

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

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the Company) as of September 30, 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month and nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
.

/s/ KPMG LLP

Albany, New York
November 7, 2022

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2022

NOTE ON TERMINOLOGY
In this Quarterly Report on Form 10-Q (this Report), the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Form 10-Q, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Form 10-Q is comprised of the group of 164 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s "Bank Holding Company Performance Report" for June 30, 2022 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

THE COMPANY AND ITS SUBSIDIARIES
Arrow is a two-bank holding company headquartered in Glens Falls, New York.  The banking subsidiaries are Glens Falls National Bank and Trust Company (GFNB) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (SNB) whose main office is located in Saratoga Springs, New York.  Active subsidiaries of Glens Falls National include Upstate Agency, LLC (an insurance agency that sells property and casualty insurance and also specializes in selling and servicing group health care policies and life insurance), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to Arrow's proprietary mutual funds) and Arrow Properties, Inc. (a real estate investment trust, or REIT). Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004, which issued trust preferred securities (TRUPs), which are still outstanding.

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
•sharp fluctuations in interest rates, economic activity including inflation, or consumer spending patterns;
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
•similar uncertainties inherent in banking operations or business generally, including technological developments and changes; and,
•other risks detailed from time to time within our filings with the Securities and Exchange Commission (SEC).

Arrow is under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results. All forward-looking statements, express or implied, included in this Report and the documents incorporated by reference and that are attributable to Arrow are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Arrow or any persons acting on its behalf may issue. This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Annual Report) and our other filings with the SEC.

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

Arrow Financial Corporation
Selected Quarterly Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021
Net Income	$12,163	$11,974	$12,575	$10,309	$12,989
Transactions in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	70	114	96	(104)	(79)

Share and Per Share Data:[1]
Period End Shares Outstanding	16,523	16,503	16,493	16,522	16,500
Basic Average Shares Outstanding	16,512	16,494	16,511	16,509	16,508
Diluted Average Shares Outstanding	16,558	16,535	16,566	16,574	16,568
Basic Earnings Per Share	$0.74	$0.72	$0.76	$0.62	$0.79
Diluted Earnings Per Share	0.74	0.72	0.76	0.61	0.78
Cash Dividend Per Share	0.262	0.262	0.262	0.252	0.245

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$209,001	$232,545	$410,644	$551,890	$416,500
Investment Securities	821,052	822,112	797,347	681,732	675,980
Loans	2,872,066	2,804,180	2,678,796	2,660,665	2,641,726
Deposits	3,598,519	3,569,754	3,582,256	3,590,766	3,435,933
Other Borrowed Funds	50,125	50,140	68,596	70,162	72,187
Stockholders’ Equity	361,675	357,228	370,264	364,409	359,384
Total Assets	4,047,738	4,012,999	4,054,943	4,060,540	3,902,041
Return on Average Assets, annualized	1.19%	1.20%	1.26%	1.01%	1.32%
Return on Average Equity, annualized	13.34%	13.44%	13.77%	11.22%	14.34%
Return on Average Tangible Equity, annualized [2]	14.27%	14.40%	14.72%	12.01%	15.36%
Average Earning Assets	$3,902,119	$3,858,837	$3,886,787	$3,894,287	$3,734,206
Average Paying Liabilities	2,781,985	2,808,287	2,855,884	2,841,304	2,705,283
Interest Income	34,207	30,593	28,947	28,354	29,807
Tax-Equivalent Adjustment [3]	268	269	270	285	292
Interest Income, Tax-Equivalent [3]	34,475	30,862	29,217	28,639	30,099
Interest Expense	3,306	1,555	1,122	1,152	1,169
Net Interest Income	30,901	29,038	27,825	27,202	28,638
Net Interest Income, Tax-Equivalent [3]	31,169	29,307	28,095	27,487	28,930
Net Interest Margin, annualized	3.14%	3.02%	2.90%	2.77%	3.04%
Net Interest Margin, Tax Equivalent, annualized [3]	3.17%	3.05%	2.93%	2.80%	3.07%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$21,448	$20,345	$18,945	$20,860	$19,423
Less: Intangible Asset Amortization	48	48	49	52	51
Net Noninterest Expense	$21,400	$20,297	$18,896	$20,808	$19,372
Net Interest Income, Tax-Equivalent [3]	$31,169	$29,307	$28,095	$27,487	$28,930
Noninterest Income	7,827	7,744	8,162	7,589	7,694
Less: Net Changes in Fair Value of Equity Invest.	95	154	130	(139)	(106)
Net Gross Income	$38,901	$36,897	$36,127	$35,215	$36,730
Efficiency Ratio [4]	55.01%	55.01%	52.30%	59.09%	52.74%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$345,550	$356,498	$357,243	$371,186	$360,171
Book Value per Share [1]	20.91	21.60	21.66	22.47	21.83
Goodwill and Other Intangible Assets, net	23,477	23,583	23,691	23,791	23,879
Tangible Book Value per Share [1,2]	19.49	20.17	20.22	21.03	20.38

Capital Ratios:[5]
Tier 1 Leverage Ratio	9.71%	9.60%	9.37%	9.20%	9.39%
Common Equity Tier 1 Capital Ratio	13.14%	13.14%	13.48%	13.77%	13.71%
Tier 1 Risk-Based Capital Ratio	13.85%	13.86%	14.23%	14.55%	14.51%
Total Risk-Based Capital Ratio	14.93%	14.93%	15.33%	15.69%	15.66%

Assets Under Trust Admin. & Investment Mgmt.	$1,515,994	$1,589,178	$1,793,747	$1,851,101	$1,778,659

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 23, 2022, 3% stock dividend.

2.
Non-GAAP Financial Measures Reconciliation: Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which Arrow believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 46.

		9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021
	Total Stockholders' Equity (GAAP)	$345,550	$356,498	$357,243	$371,186	$360,171
	Less: Goodwill and Other Intangible assets, net	23,477	23,583	23,691	23,791	23,879
	Tangible Equity (Non-GAAP)	$322,073	$332,915	$333,552	$347,395	$336,292

	Period End Shares Outstanding	16,523	16,503	16,493	16,522	16,500
	Tangible Book Value per Share (Non-GAAP)	$19.49	$20.17	$20.22	$21.03	$20.38
	Net Income	12,163	11,974	12,575	10,309	12,989
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	14.27%	14.40%	14.72%	12.01%	15.36%

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 46.

		9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021
	Interest Income (GAAP)	$34,207	$30,593	$28,947	$28,354	$29,807
	Add: Tax-Equivalent adjustment (Non-GAAP)	268	269	270	285	292
	Interest Income - Tax Equivalent (Non-GAAP)	$34,475	$30,862	$29,217	$28,639	$30,099
	Net Interest Income (GAAP)	$30,901	$29,038	$27,825	$27,202	$28,638
	Add: Tax-Equivalent adjustment (Non-GAAP)	268	269	270	285	292
	Net Interest Income - Tax Equivalent (Non-GAAP)	$31,169	$29,307	$28,095	$27,487	$28,930
	Average Earning Assets	$3,902,119	$3,858,837	$3,886,787	$3,894,287	$3,734,206
	Net Interest Margin (Non-GAAP)*	3.17%	3.05%	2.93%	2.80%	3.07%

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

5.
For the current quarter, all of the regulatory capital ratios in the table above, as well as the Total Risk-Weighted Assets and Common Equity Tier 1 (CET1) Capital amounts listed in the table below, are estimates based on, and calculated in accordance with, bank regulatory capital rules. All prior quarters reflect actual results. The CET1 ratio at September 30, 2022 listed in the tables (i.e., 13.14%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021
	Total Risk Weighted Assets	$2,856,224	$2,790,520	$2,661,952	$2,552,812	$2,511,910
	Common Equity Tier 1 Capital	375,394	366,798	358,738	351,497	344,507
	Common Equity Tier 1 Capital Ratio	13.14%	13.14%	13.48%	13.77%	13.71%

* Quarterly ratios have been annualized.

Arrow Financial Corporation
Selected Year-to-Date Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Nine Months Ended	9/30/2022	9/30/2021
Net Income	$36,712	$39,548
Transactions Recorded in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	280	186

Share and Per Share Data: [1]
Period End Shares Outstanding	16,523	16,500
Basic Average Shares Outstanding	16,506	16,495
Diluted Average Shares Outstanding	16,553	16,554
Basic Earnings Per Share	$2.22	$2.40
Diluted Earnings Per Share	2.22	2.39
Cash Dividend Per Share	0.79	0.74

Selected Year-to-Date Average Balances:
Interest-Bearing Deposits at Banks	$289,681	$373,531
Investment Securities	813,590	646,264
Loans	2,785,721	2,637,265
Deposits	3,583,570	3,362,670
Other Borrowed Funds	56,219	76,563
Stockholders’ Equity	363,024	350,167
Total Assets	4,038,533	3,822,689
Return on Average Assets, annualized	1.22%	1.38%
Return on Average Equity, annualized	13.52%	15.10%
Return on Average Tangible Equity, annualized [2]	14.46%	16.21%
Average Earning Assets	3,888,992	3,657,060
Average Paying Liabilities	2,815,115	2,689,070
Interest Income	93,747	87,196
Tax-Equivalent Adjustment [3]	807	820
Interest Income, Tax-Equivalent [3]	94,554	88,016
Interest Expense	5,983	4,043
Net Interest Income	87,764	83,153
Net Interest Income, Tax-Equivalent [3]	88,571	83,973
Net Interest Margin, annualized	3.02%	3.04%
Net Interest Margin, Tax Equivalent, annualized [3]	3.04%	3.07%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$60,738	$57,188
Less: Intangible Asset Amortization	145	158
Net Noninterest Expense	60,593	57,030
Net Interest Income, Tax-Equivalent [3]	88,571	83,973
Noninterest Income	23,733	24,780
Less: Net Changes in Fair Value of Equity Securities	379	250
Net Gross Income	111,925	108,503
Efficiency Ratio [4]	54.14%	52.56%

Arrow Financial Corporation
Selected Year-to-Date Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 23, 2022, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which Arrow believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 46.

		9/30/2022	9/30/2021
	Total Stockholders' Equity (GAAP)	$345,550	$360,171
	Less: Goodwill and Other Intangible assets, net	23,477	23,879
	Tangible Equity (Non-GAAP)	$322,073	$336,292

	Period End Shares Outstanding	16,523	16,500
	Tangible Book Value per Share (Non-GAAP)	$19.49	$20.38
	Net Income	36,712	39,548
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	14.46%	16.21%

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 46.

		9/30/2022	9/30/2021
	Interest Income (GAAP)	$93,747	$87,196
	Add: Tax-Equivalent adjustment (Non-GAAP)	806	820
	Net Interest Income - Tax Equivalent (Non-GAAP)	94,553	88,016
	Net Interest Income (GAAP)	87,764	83,153
	Add: Tax-Equivalent adjustment (Non-GAAP)	806	820
	Net Interest Income - Tax Equivalent (Non-GAAP)	$88,570	$83,973
	Average Earning Assets	$3,888,992	$3,657,060
	Net Interest Margin (Non-GAAP)*	3.04%	3.07%

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

* Year-to-date ratios have been annualized.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Dollars In Thousands)

Quarter Ended September 30:	2022			2021
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$209,001	$1,201	2.28%	$416,500	$163	0.16%
Investment Securities:
Fully Taxable	651,899	2,603	1.58	494,869	1,632	1.31
Exempt from Federal Taxes	169,153	785	1.84	181,111	855	1.87
Loans	2,872,066	29,618	4.09	2,641,726	27,157	4.08
Total Earning Assets	3,902,119	34,207	3.48	3,734,206	29,807	3.17
Allowance for Credit Losses	(28,006)			(27,040)
Cash and Due From Banks	32,475			38,036
Other Assets	141,150			156,839
Total Assets	$4,047,738			$3,902,041
Deposits:
Interest-Bearing Checking Accounts	$996,116	267	0.11	$923,002	155	0.07
Savings Deposits	1,549,451	2,469	0.63	1,496,938	424	0.11
Time Deposits of $250,000 or More	49,459	89	0.71	71,435	39	0.22
Other Time Deposits	136,834	150	0.43	141,721	133	0.37
Total Interest-Bearing Deposits	2,731,860	2,975	0.43	2,633,096	751	0.11
Short-Term Borrowings	—	—		2,012	—	—
FHLBNY Term Advances & Other Long-Term Debt	45,000	283	2.50	65,000	370	2.26
Finance Leases	5,125	48	3.72	5,175	48	3.68
Total Interest-Bearing Liabilities	2,781,985	3,306	0.47	2,705,283	1,169	0.17
Noninterest-bearing deposits	866,659			802,837
Other Liabilities	37,419			34,537
Total Liabilities	3,686,063			3,542,657
Stockholders’ Equity	361,675			359,384
Total Liabilities and Stockholders’ Equity	$4,047,738			$3,902,041
Net Interest Income		$30,901			$28,638
Net Interest Spread			3.01%			3.00%
Net Interest Margin			3.14%			3.04%

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Nine Months Ended September 30:	2022			2021
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$289,681	$1,826	0.84%	$373,531	$351	0.13%
Investment Securities:
Fully Taxable	638,504	7,236	1.52	459,527	4,809	1.40
Exempt from Federal Taxes	175,086	2,422	1.85	186,737	2,682	1.92
Loans	2,785,721	82,263	3.95	2,637,265	79,354	4.02
Total Earning Assets	3,888,992	93,747	3.22	3,657,060	87,196	3.19
Allowance for Credit Losses	(27,579)			(27,235)
Cash and Due From Banks	30,370			36,272
Other Assets	146,750			156,592
Total Assets	$4,038,533			$3,822,689
Deposits:
Interest-Bearing Checking Accounts	$1,024,087	629	0.08	$902,772	566	0.08
Savings Deposits	1,549,610	3,778	0.33	1,471,467	1,490	0.14
Time Deposits of $250,000 or More	52,251	143	0.37	92,111	228	0.33
Other Time Deposits	132,948	370	0.37	146,157	511	0.47
Total Interest-Bearing Deposits	2,758,896	4,920	0.24	2,612,507	2,795	0.14
Short-Term Borrowings	(1)	—		6,375	3	0.06
FHLBNY Term Advances & Other Long-Term Debt	51,081	918	2.40	65,000	1,099	2.26
Finance Leases	5,139	145	3.77	5,188	146	3.76
Total Interest-Bearing Liabilities	2,815,115	5,983	0.28	2,689,070	4,043	0.20
Noninterest-bearing deposits	824,674			750,163
Other Liabilities	35,720			33,289
Total Liabilities	3,675,509			3,472,522
Stockholders’ Equity	363,024			350,167
Total Liabilities and Stockholders’ Equity	$4,038,533			$3,822,689
Net Interest Income		$87,764			$83,153
Net Interest Spread			2.94%			2.99%
Net Interest Margin			3.02%			3.04%

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month period ended September 30, 2022 and the financial conditions as of September 30, 2022 and 2021.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Unaudited Interim Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

COVID-19 Pandemic:
Arrow continues to monitor the pandemic and all the challenges it presents on the business, operations and the health and safety of our employees and customers.

Summary of Q3 2022 Financial Results: Net income for the third quarter of 2022 was $12.2 million, compared to $13.0 million for the third quarter of 2021. The year-over-year decline in third-quarter net income was primarily due to the decrease of $2.4 million in income earned on loans made under the Paycheck Protection Program (PPP) and an increase in the provision expense for credit losses to $1.7 million as compared to $99 thousand in the third quarter of 2021. Other factors impacting the net income for the third quarter of 2022 include: the impact of non-interest expenses of $550 thousand relating to additional actuarial pension expense recognized in the quarter as a result of exceeding the threshold amount of lump sum distributions during the year; the addition of $536 thousand related to an amortization adjustment of indirect loans; and a decrease of $193 thousand in the net gain on sale of loans when compared to the prior-year quarter.
Diluted earnings per share (EPS) for the quarter was $0.74, a decrease of 5.1% from EPS of $0.78 reported for the third quarter of 2021. Return on average equity (ROE) for the third quarter of 2022 decreased to 13.34%, as compared to a ROE of 14.34% for the quarter ended September 30, 2021. Return on average assets (ROA) for the third quarter of 2022 was 1.19%, a decrease from an ROA of 1.32% for the quarter ended September 30, 2021.
Total loans were $2.9 billion as of September 30, 2022 reaching a record high for Arrow. Loan growth for the third quarter of 2022 was $80.0 million and increased $270.0 million, or 10.2%, from September 30, 2021. In the third quarter, total outstanding commercial loans increased $16.3 million, or 2.0%. The consumer loan portfolio grew by $24.5 million, or 2.4%, in the third quarter, primarily within the indirect automobile lending program. Total outstanding residential real estate loans increased $39.2 million, or 3.9%, for the third quarter of 2022.
At September 30, 2022, deposit balances were $3.8 billion. Deposits in the third quarter of 2022 increased by $249.4 million from the prior quarter and increased by $189.5 million, or 5.3%, from the prior-year level. Municipal deposits increased $127.3 million in the third quarter and $13.8 million, or 1.4%, from September 30, 2021. Non-municipal deposits increased $122.1 million for the quarter and $175.7 million, or 6.7%, from September 30, 2021. Noninterest-bearing deposits represented 24.0% of total deposits at September 30, 2022, compared to 23.4% of total deposits at September 30, 2021. At September 30, 2022, total time deposits were $186.7 million.
Net interest income for the third quarter was $30.9 million, up 7.9% from $28.6 million in the comparable quarter of 2021. Interest and fees on loans were $29.6 million for the third quarter of 2022, an increase of 9.1% from $27.2 million for the quarter ending September 30, 2021. The increase was primarily due to loan growth and higher market rates. Interest and fees related to PPP loans, included in the $29.6 million total, were $70 thousand in the third quarter of 2022, a decrease of $2.4 million from the third quarter of 2021 primarily resulting from the wind-down of the PPP loan program. Interest expense for the third quarter of 2022 was $3.3 million, an increase of $2.1 million, or 182.8%, from $1.2 million in expense for the comparable quarter ending September 30, 2021. The increase was primarily the result of year-over-year deposit growth and higher deposit rates.
Net interest margin was 3.14% for the quarter, compared to 3.04% for the third quarter of 2021. The increase in net interest margin was due to a variety of factors including higher market rates impacting asset yields, a reduction in cash balances and a one-time adjustment related to indirect loan fees. Net interest margin, excluding PPP income, increased to 3.14% from 2.84% in the comparable prior-year quarter. The cost of interest-bearing liabilities increased primarily due to the repricing of municipal deposits and retail CD specials.
Noninterest income for the three months ended September 30, 2022, was $7.8 million, compared to $7.7 million in the comparable 2021 quarter. Income from fiduciary activities for the three months ended September 30, 2022, decreased by $230 thousand over the comparable quarter of 2021, primarily driven by market conditions. Fees and other services to customers increased $105 thousand over the comparable quarter of 2021. Gain on sales of loans decreased $193 thousand from the third quarter of 2021. Other operating income increased $176 thousand from the comparable quarter of 2021 due to a variety of factors, including bank-owned life insurance proceeds.
Noninterest expense for the third quarter of 2022 was $21.4 million, an increase from $19.4 million for the third quarter of 2021. The largest component of noninterest expense was salaries and benefits paid to employees, which totaled $12.4 million for the third quarter of 2022. In the third quarter of 2022, $550 thousand relating to additional actuarial pension expense was recognized as a result of exceeding the threshold amount of lump sum distributions during the year. The expense for estimated credit losses on off-balance sheet credit exposures included in other expenses was $30 thousand.
For the third quarter of 2022, the provision for credit losses was $1.7 million, compared to $99 thousand in provision expense in the prior-year quarter. The key drivers for the increase were strong loan growth and a deterioration in forecasted economic conditions. The changes in net income, net interest income and net interest margin between the three-month and nine-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 68.

Regulatory Capital and Change in Stockholders' Equity: At September 30, 2022, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Capital Rules") at both the holding company and bank levels.  At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the

Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.
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
The CBLR final rule became effective as of January 1, 2020, and Arrow and both subsidiary banks have opted out of utilizing the CBLR framework. Therefore, the Capital Rules remain applicable to Arrow and both subsidiary banks.
Stockholders’ equity was $345.6 million at September 30, 2022, a decrease of $25.6 million, or 6.9%, from the December 31, 2021 level of $371.2 million, and a decrease of $14.6 million, or 4.1%, from the prior-year level. The decrease in stockholders' equity over the first nine months of 2022 principally reflected the following factors: the addition of (i) $36.7 million of net income for the period plus (ii) issuance of $2.8 million of common stock through employee benefit and dividend reinvestment plans reduced by (iii) other comprehensive loss of $49.4 million, (iv) cash dividends of $13.0 million and (v) repurchases of common stock of $2.7 million. The majority of other comprehensive loss, $52.8 million, relates to net unrealized losses on AFS debt securities as a result of rising interest rates which occurred during 2022. The components of the change in stockholders’ equity since year-end 2021 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At September 30, 2022, book value per share was $20.91, down by 4.2% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $19.49, a decrease of $0.89,or 4.4%, over the level as of September 30, 2021. See the disclosure on page 46 related to the use of non-GAAP financial measures including tangible book value.
On September 30, 2022, Arrow's closing stock price was $28.82, representing a trading multiple of 1.48 to tangible book value. In the third quarter of 2022, Arrow paid a quarterly cash dividend of $0.27 which is $0.26, as adjusted for the 3% stock dividend distributed on September 23, 2022 Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 66.

Loan Quality: Net charge-offs for the third quarter of 2022 were $573 thousand as compared to $153 thousand for the comparable 2021 quarter. The ratio of net charge-offs to average loans (annualized) was 0.08% for the three month period ended September 30, 2022, an increase from 0.02% for the three month period ended September 30, 2021.
For the third quarter of 2022, the provision for credit losses was $1.7 million and the expense for estimated credit losses on off-balance sheet credit exposures was $30 thousand. The allowance for credit losses was $29.2 million on September 30, 2022, which represented 1.00% of loans outstanding, as compared to 1.02% on September 30, 2021.
Nonperforming loans were $9.4 million at September 30, 2022, representing 0.32% of period-end loans, a decrease from the September 30, 2021 ratio of 0.43% and a decrease from the December 31, 2021 ratio of 0.44%. The ratio continues to compare favorably with the weighted average ratio of the peer group of 0.42% at June 30, 2022. Nonperforming assets of $10.0 million at September 30, 2022 represented 0.24% of period-end assets down from 0.29% at December 31, 2021 and September 30, 2021.

Loan Segments: As of September 30, 2022, total loans grew by $256.9 million, or 9.6%, as compared to the balance at December 31, 2021. The largest increase was in consumer loans which increased $135.0 million, or 14.7%, primarily comprised of automobile loans. Commercial and commercial real estate loans, increased by $16.7 million, or 2.1%, from December 31, 2021. PPP loans, included in the commercial portfolio, decreased $43.6 million from December 31, 2021. The residential real estate loan portfolio increased $105.1 million, or 11.1%, from December 31, 2021.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 28.0% of the total loan portfolio at period-end. Commercial property values in Arrow's region have largely remained stable, however, there remains uncertainty surrounding market conditions due to the inflation and the rising interest rate environment. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
•Consumer Loans: These loans (primarily automobile loans) comprised 36.1% of the total loan portfolio at period-end. Consumer automobile loans at September 30, 2022, were 99.5% of this portfolio segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. As of September 30, 2022, demand has remained stable. Although supply constraints have lessened, inflation and higher rates may limit the potential growth in this category.
•Residential Real Estate Loans: These loans, including home equity loans, made up 35.9% of the total loan portfolio at period-end. The residential real estate market in Arrow's service area has been stable in recent periods. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. Arrow typically sells a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. Since the second half 2021, sales have decreased as a result of the strategic decision to grow the residential loan portfolio. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and Access to Credit Markets: Arrow has not experienced any liquidity events or special concerns in recent years or thus far in 2022. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term disruptions.  Interest-bearing cash balances at September 30, 2022 were $328.6 million compared to $548.9 million at September 30, 2021 driven by loan growth outpacing deposit growth as well as redeploying cash into the investment portfolio. Contingent lines of credit are also available.

Operating collateralized lines of credit are established and available through the FHLBNY and FRB, totaling approximately $1.5 billion. The general terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 66). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Reference Rate Reform: On March 5, 2021, the ICE Benchmark Administration (the IBA), the administrator of LIBOR, and the United Kingdom’s Financial Conduct Authority, the regulatory supervisor for the IBA, announced certain future dates that LIBOR settings will cease to be provided by any administrator. In addition, regulators have issued statements indicating that financial institutions should not issue new LIBOR-based financial instruments after January 1, 2022. To prepare for the upcoming cessation of LIBOR, Arrow established a committee in 2020 comprised of bank management to prepare for the discontinuance of LIBOR, which is widely used to reprice floating rate financial instruments. Based on a review of existing floating rate financial instruments, management has determined that the financial products tied to LIBOR will not be subject to cessation until June 30, 2023. This review also identified that only a few legacy contracts do not include appropriate fallback language. On March 15, 2022, the “Adjustable Interest Rate (LIBOR) Act” was enacted by Congress. The law provides basic framework for addressing the discontinuation of U.S. Dollar LIBOR under federal law. The law establishes a clear uniform process, on a nationwide basis, for replacing LIBOR in existing contracts that do not provide for the use of a clearly defined or practicable replacement benchmark rate (so-called “tough legacy” contracts), without affecting the ability of parties to use any appropriate benchmark rate in new contracts. Arrow no longer issues new LIBOR-based financial instruments. Furthermore, U.S. Dollar LIBOR indices utilized by Arrow's existing financial instruments shall cease on or before June 30, 2023. On January 1, 2022, Arrow began using the CME Term Secured Overnight Financing Rate (SOFR) as the primary index for financial instruments and the Bloomberg Short Term Bank Yield Index (BSBY) as a secondary index.

Visa Class B Common Stock: Arrow's subsidiary bank, Glens Falls National, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in its litigation escrow account. On December 13, 2019, the Court granted final approval to a settlement in this class action lawsuit. On January 3, 2020 an appeal of the final-approved order was filed with the court. On December 16, 2021, the second circuit court of appeals set oral arguments regarding objections to final approval of the settlement for March 16, 2022. On March 16, 2022, the Second Circuit Court of Appeals heard oral arguments regarding objections to final approval of the Settlement. It is currently unknown when the appeals will be decided. When the appeals process is resolved and assuming the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. At September 30, 2022, Glens Falls National held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to approximately 45,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, Arrow has not recognized any economic value for these shares.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	9/30/2022	12/31/2021	9/30/2021	$ Change From December	$ Change From September	% Change From December (not annualized)	% Change From September
Interest-Bearing Bank Balances	$328,557	$430,718	$548,936	$(102,161)	$(220,379)	(23.7)%	(40.1)%
Securities Available-for-Sale	575,054	559,316	486,900	15,738	88,154	2.8%	18.1%
Securities Held-to-Maturity	182,178	196,566	198,337	(14,388)	(16,159)	(7.3)%	(8.1)%
Equity Securities	2,126	1,747	1,886	379	240	21.7%	12.7%
Loans (1)	2,924,794	2,667,941	2,654,751	256,853	270,043	9.6%	10.2%
Allowance for Credit Losses	29,232	27,281	26,956	1,951	2,276	7.2%	8.4%
Earning Assets (1)	4,017,429	3,861,668	3,896,190	155,761	121,239	4.0%	3.1%
Total Assets	$4,232,778	$4,027,952	$4,071,104	$204,826	$161,674	5.1%	4.0%
Noninterest-Bearing Deposits	$910,221	$810,274	$841,910	$99,947	$68,311	12.3%	8.1%
Interest-Bearing Checking Accounts	1,113,850	994,391	1,035,358	119,459	78,492	12.0%	7.6%
Savings Deposits	1,584,373	1,531,287	1,515,692	53,086	68,681	3.5%	4.5%
Time Deposits over $250,000	59,059	82,811	73,889	(23,752)	(14,830)	(28.7)%	(20.1)%
Other Time Deposits	127,602	131,734	138,714	(4,132)	(11,112)	(3.1)%	(8.0)%
Total Deposits	$3,795,105	$3,550,497	$3,605,563	$244,608	$189,542	6.9%	5.3%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$—	$—	$2,426	$—	$(2,426)	—%	(100.0)%
FHLBNY Advances - Term	25,000	45,000	45,000	(20,000)	(20,000)	(44.4)%	(44.4)%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	345,550	371,186	360,171	(25,636)	(14,621)	(6.9)%	(4.1)%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at September 30, 2022, was $2.9 billion, an increase of $256.9 million, or 9.6%, from the December 31, 2021 level and up by $270.0 million, or 10.2%, from the September 30, 2021 level. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $16.7 million, or 2.1%, during the first nine months of 2022. In the first nine months of 2022, $43.6 million of PPP loans were forgiven.
•Consumer loans (primarily automobile loans through indirect lending): As of September 30, 2022, these loans, primarily auto loans originated through dealerships in New York and Vermont, increased by $135.0 million, or 14.7%, from the December 31, 2021 balance. Inflation and rising rates may slow the current high demand.
•Residential real estate loans: This segment increased during the first nine months of 2022 by $105.1 million, or 11.1%. In the first nine months of 2022, Arrow sold $4.1 million, or 2.3%, of originations. Arrow may continue to sell a portion of mortgage loan originations in upcoming periods if market conditions and strategic balance sheet and interest-rate risk management decisions warrant. Rising rates may reduce loan production in the near future.

Changes in Sources of Funds: Deposit balances reached $3.8 billion, up $189.5 million, or 5.3%, from the prior-year level and increased $244.6 million from December 31, 2021. Deposits increased in the third quarter of 2022 by $249.4 million. Noninterest-bearing deposits represented 24.0% of total deposits at September 30, 2022, compared to 23.4% of total deposits on September 30, 2021. At September 30, 2022, total time deposits were $186.7 million. Municipal deposits increased $13.8 million, or 1.4% from September 30, 2021. Federal home loan term advances were $25.0 million, a decrease from $45.0 million at September 30, 2021.

Municipal Deposits: Fluctuations in balances of interest-bearing checking accounts are often the result of timing and behavior of municipal deposits.  Municipal deposits have historically averaged between 20% to 25% of total deposits. Municipal deposits are typically placed in interest-bearing checking, savings and various time deposit accounts.
In general, there is a seasonal pattern to municipal deposits which dip to a low point in August each year.  Account balances tend to increase throughout the fall and into early winter from tax deposits, flatten out after the beginning of the ensuing calendar year, and increase again at the end of March from the electronic deposit of NYS aid payments to school districts.  In addition to seasonal behavior, the overall level of municipal deposit balances fluctuates from year-to-year as a result of local economic factors as well as competition from other banks and non-bank entities. Municipal deposits have been impacted by increased stimulus payments in response to the COVID-19 pandemic including the American Rescue Plan Act of 2021. Stimulus related funding is expected to decline over time.
Arrow uses reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $557.6 million and $533.5 million at September 30, 2022 and September 30, 2021, respectively.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2021 to September 30, 2022 (in thousands):

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	9/30/2022	12/31/2021	Change	9/30/2022	12/31/2021	Change
Securities Available-for-Sale:
U.S. Agency Securities	$163,965	$108,365	$55,600	$(16,035)	$(1,635)	$(14,400)
State and Municipal Obligations	340	400	(60)	—	—	—
Mortgage-Backed Securities	409,949	449,751	(39,802)	(55,536)	1,009	(56,545)
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Total	$575,054	$559,316	$15,738	$(71,771)	$(826)	$(70,945)

Securities Held-to-Maturity:
State and Municipal Obligations	$163,849	$184,374	$(20,525)	$(5,770)	$4,179	$(9,949)
Mortgage-Backed Securities	11,951	16,918	(4,967)	(608)	547	(1,155)
Total	$175,800	$201,292	$(25,492)	$(6,378)	$4,726	$(11,104)

Equity Securities	$2,126	$1,747	$379	$—	$—	$—

The table below presents the weighted average yield for available-for-sale and held-to-maturity securities as of September 30, 2022 (in thousands).

	September 30, 2022
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount		Yield
Securities Available-for-Sale:
U.S. Agency Securities	$5,000	2.0%	$175,000	1.4%	$—	—%	$—	—%	$180,000	180000000	1.4%
State and Municipal Obligations	20	—%	—	—%	320	—%		—%	340		—%
Mortgage-Backed Securities	817	1.8%	254,104	1.9%	210,564	1.6%	—	—%	465,485		1.8%
Corporate and Other Debt Securities		—%		—%	1,000	5.0%	—	—%	1,000		5.0%
Total	$5,837	1.9%	$429,104	1.7%	$211,884	1.6%	$—	—%	$646,825		1.7%

Securities Held-to-Maturity:
State and Municipal Obligations	$50,423	1.3%	$115,113	2.3%	$4,044	2.7%	$39	—%	$169,619		2.0%
Mortgage-Backed Securities	—	—%	12,559	2.5%	—	—%	—	—%	12,559		2.5%
Corporate and Other Debt Securities	—	—%	—	—%	—	—%	—	—%	—		—%
Total	$50,423	1.3%	$127,672	2.3%	$4,044	2.7%	$39	—%	$182,178		2.0%

At September 30, 2022, Arrow held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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
In the periods referenced above, U.S. Government & Agency Obligations consisted solely of agency bonds issued by GSEs. These securities generally pay fixed semi-annual coupons with principle payments at maturity. For some, callable options are included that may impact the timing of these principal payments. Arrow's practice has been to purchase Agency securities that are issued or guaranteed by GSEs with limited embedded optionality (call features). Final maturities are generally less than 5 years.
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at September 30, 2022, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. In 2022, the rising interest rate environment resulted in an increase in unrealized losses versus the comparable prior period. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at September 30, 2022 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the nine months ended September 30, 2022.
Arrow's held-to-maturity debt securities are comprised of GSEs and state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow performs an analysis of the credit worthiness of municipal obligations to determine if a security is of investment grade. The analysis may include, but may not solely rely upon credit analysis conducted by external credit rating agencies. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and, therefore, no allowance for credit loss was recorded as of September 30, 2022.
Changes in net unrealized gains or losses during recent periods have been primarily attributable to changes in market rates during the periods in question and not due to the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the nine month periods ended September 30, 2022 or 2021.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the nine month periods ended September 30, 2022 and 2021, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Nine Months Ended
Purchases:	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Available-for-Sale Portfolio
U.S. Agency Securities	$15,000	$15,000	$70,000	$60,000
Mortgage-Backed Securities	24,625	76,608	79,674	162,089
Total Purchases	$39,625	$91,608	$149,674	$222,089

Maturities & Calls	$18,960	$40,245	$61,620	$93,332

(In Thousands)	Three Months Ended		Nine Months Ended
Purchases:	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Held-to-Maturity Portfolio
State and Municipal Obligations	$4,802	$991	$10,293	$4,695

Maturities & Calls	$4,575	$6,985	$24,231	$24,266

Loan Trends
The following three tables present, for each of the last five quarters, the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category:

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021
Commercial excluding PPP Loans	$134,986	$130,177	$135,472	$127,346	$133,448
PPP Loans	637	11,267	26,086	48,778	82,042
Commercial Real Estate	661,471	645,968	631,255	623,273	606,661
Consumer	1,047,470	1,013,361	932,401	921,376	903,869
Residential Real Estate	1,027,502	1,003,407	953,582	939,892	915,706
Total Loans	$2,872,066	$2,804,180	$2,678,796	$2,660,665	$2,641,726

Percentage of Total Quarterly Average Loans

	Quarter Ended
	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021
Commercial excluding PPP Loans	4.7%	4.6%	5.0%	4.8%	5.0%
PPP Loans	—%	0.4%	1.0%	1.8%	3.1%
Commercial Real Estate	23.0%	23.0%	23.6%	23.4%	23.0%
Consumer	36.5%	36.2%	34.8%	34.6%	34.2%
Residential Real Estate	35.8%	35.8%	35.6%	35.4%	34.7%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021
Commercial (Total Portfolio)	4.17%	3.93%	4.17%	3.97%	4.81%
Commercial excluding PPP loans	4.17%	3.90%	3.87%	3.83%	3.91%
Commercial Real Estate	4.60%	3.82%	3.80%	3.78%	3.80%
Consumer	4.10%	3.83%	3.84%	3.87%	3.93%
Residential Real Estate	3.78%	3.70%	3.71%	3.73%	3.76%
Total Loans	4.09%	3.85%	3.90%	3.82%	4.08%

The average yield on the loan portfolio was 4.09% for the third quarter of 2022 up 24 basis points from the second quarter of 2022. Market rates have increased in 2022, which impacts new loan yields for fixed rate loans, and variable loan yields as these loans reach their repricing dates. Commercial loan yields in the third quarter were affected by higher market rates and fees received on a loan prepayment. Consumer loan yields were affected by a $536 thousand amortization adjustment that occurred in the quarter. Residential real estate yields are anticipated to increase for the remainder of 2022, consistent with recent overall market behavior as well as the effect of variable home equity loans.

The table below shows the maturity of loans outstanding as of September 30, 2022. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	September 30, 2022
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial	$26,376	$73,962	$38,530	$105	$138,973
Commercial Real Estate	165,626	212,427	197,190	103,974	679,217
Consumer	34,776	485,441	534,887	481	1,055,585
Residential Real Estate	159,979	52,046	207,456	631,538	1,051,019
Total	$386,757	$823,876	$978,063	$736,098	$2,924,794

		After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Loans maturing with:
Fixed Interest Rates		$562,013	$933,889	$638,900	$2,134,802
Variable Interest Rates		261,863	44,174	97,198	403,235
Total		$823,876	$978,063	$736,098	$2,538,037

Maintenance of High Quality in the Loan Portfolio: There have been no significant fluctuations in the quality of the loan portfolio or any segment thereof. In general, residential real estate loans have historically been underwritten to secondary market standards for prime loans and Arrow has not engaged in subprime mortgage lending as a business line. Similarly, high underwriting standards have generally been applied to commercial and commercial real estate lending operations and generally in the indirect lending program as well.

Commercial Loans and Commercial Real Estate Loans: Substantially all commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers located in Arrow's regional markets. A portion of the loans in the commercial portfolio have variable rates tied to market indices, such as Prime, LIBOR or FHLBNY. PPP loans were previously included within the commercial loan portfolio. There were no PPP loans outstanding as of September 30, 2022.

Consumer Loans: At September 30, 2022, consumer loans (primarily automobile loans originated through dealerships located in upstate New York and Vermont) continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
New consumer loan volume for the first nine months of 2022 was $467.0 million, up from the $364.8 million originated in the first nine months of 2021.
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

Residential Real Estate Loans: Gross originations for residential real estate loans (including refinancings of mortgage loans) for the first nine months of 2022 were $175.0 million, as compared to $174.2 million for the first nine months of 2021. Strong demand for residential real estate has continued even as interest rates have increased. The projected ongoing rise in the interest rates may impact future demand. Arrow has also sold portions of these originations in the secondary market. In the first nine months of 2022, Arrow sold $4.1 million, or 2.3%, of originations while retaining the mortgage servicing rights. In the first nine months of 2021, $48.7 million, or 27.9%, of originations were sold. Sales decreased as the result of the strategic decision to grow the residential loan portfolio. The rate at which mortgage loan originations are sold in future periods will depend on a variety of factors, including demand for residential mortgages in our operating markets, market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions.

Deposit Trends
The following tables provide information on trends in the balance and mix of the deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The quarterly average balances of both noninterest-bearing deposits and interest-bearing checking and savings accounts have increased from prior year levels. Time deposits over $250,000 and other time deposits have decreased for the four quarters leading into the third quarter of 2022. In the current quarter, the balance of time deposits has increased as the result of a strategic initiative to grow certificate of deposit balances.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021
Noninterest-Bearing Deposits	$866,659	$811,607	$794,968	$819,624	$802,837
Interest-Bearing Checking Accounts	996,116	1,048,752	1,027,740	998,398	923,002
Savings Deposits	1,549,451	1,541,616	1,557,855	1,562,318	1,496,938
Time Deposits over $250,000	49,459	37,418	70,101	71,965	71,435
Other Time Deposits	136,834	130,361	131,592	138,461	141,721
Total Deposits	$3,598,519	$3,569,754	$3,582,256	$3,590,766	$3,435,933

	Quarter Ended
	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021
Non-Municipal Deposits	$2,719,591	$2,662,052	$2,639,258	$2,629,553	$2,590,678
Municipal Deposits	879,228	907,702	942,998	961,213	845,255
Total Deposits	$3,598,819	$3,569,754	$3,582,256	$3,590,766	$3,435,933

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021
Noninterest-Bearing Deposits	24.1%	22.7%	22.2%	22.8%	23.4%
Interest-Bearing Checking Accounts	27.7%	29.4%	28.7%	27.8%	26.9%
Savings Deposits	43.0%	43.2%	43.4%	43.5%	43.5%
Time Deposits over $250,000	1.4%	1.0%	2.0%	2.0%	2.1%
Other Time Deposits	3.8%	3.7%	3.7%	3.9%	4.1%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.11%	0.08%	0.06%	0.07%	0.07%
Savings Deposits	0.63%	0.23%	0.11%	0.10%	0.11%
Time Deposits over $250,000	0.71%	0.28%	0.16%	0.18%	0.22%
Other Time Deposits	0.43%	0.34%	0.33%	0.35%	0.37%
Total Deposits	0.33%	0.14%	0.08%	0.08%	0.09%

For the quarter ended September 30, 2022, the total cost of deposits increased 19 basis points from the previous quarter. The Federal Funds rate began to increase in the first quarter of 2022 and is anticipated to continue to increase into 2023. Arrow is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," on page 72 for further discussion.
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
The $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of September 30, 2022 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 64 of this Report.

ASSET QUALITY
The following table presents information related to the allowance and provision for credit losses for the past five quarters:

Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021
Loan Balances:
Period-End Loans	$2,924,794	$2,844,802	$2,737,267	$2,667,941	$2,654,751
Average Loans, Year-to-Date	2,785,721	2,741,834	2,678,796	2,643,163	2,637,265
Average Loans, Quarter-to-Date	2,872,066	2,804,180	2,678,796	2,660,665	2,641,726
Period-End Assets	4,232,778	3,991,205	4,156,402	4,027,952	4,071,104

Allowance for Credit Losses, Year-to-Date:
Allowance for Credit Losses, Beginning of Period	$27,281	$27,281	$27,281	$29,232	$29,232
Impact of the Adoption of ASU 2016-13	—	—	—	(1,300)	(1,300)
Provision for Credit Losses, YTD	3,389	1,674	769	272	(286)
Loans Charged-off, YTD	(2,883)	(1,736)	(829)	(2,239)	(1,520)
Recoveries of Loans Previously Charged-off	1,445	871	440	1,316	830
Net Charge-offs, YTD	(1,438)	(865)	(389)	(923)	(690)
Allowance for Credit Losses, End of Period	$29,232	$28,090	$27,661	$27,281	$26,956

Allowance for Credit Losses, Quarter-to-Date:
Allowance for Credit Losses, Beginning of Period	$28,090	$27,661	$27,281	$26,956	$27,010
Provision for Credit Losses, QTD	1,715	905	769	558	99
Loans Charged-off, QTD	(1,147)	(907)	(829)	(719)	(444)
Recoveries of Loans Previously Charged-off	574	431	440	486	291
Net Charge-offs, QTD	(573)	(476)	(389)	(233)	(153)
Allowance for Credit Losses, End of Period	$29,232	$28,090	$27,661	$27,281	$26,956

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$8,812	$7,999	$9,750	$10,764	$10,723
Loans Past Due 90 or More Days and Still Accruing Interest	514	1,641	55	823	555
Restructured and in Compliance with Modified Terms	82	77	74	77	67
Total Nonperforming Loans	9,408	9,717	9,879	11,664	11,345
Repossessed Assets	604	297	180	126	272
Other Real Estate Owned	—	—	—	—	79
Total Nonperforming Assets	$10,012	$10,014	$10,059	$11,790	$11,696

Asset Quality Ratios:
Allowance to Nonperforming Loans	310.71%	289.08%	280.00%	233.89%	237.60%
Allowance to Period-End Loans	1.00%	0.99%	1.01%	1.02%	1.02%
Provision to Average Loans (Quarter) (1)	0.24%	0.13%	0.12%	0.08%	0.01%
Provision to Average Loans (YTD) (1)	0.16%	0.12%	0.12%	0.01%	(0.01)%
Net Charge-offs to Average Loans (Quarter) (1)	0.08%	0.07%	0.06%	0.03%	0.02%
Net Charge-offs to Average Loans (YTD) (1)	0.07%	0.06%	0.06%	0.03%	0.03%
Nonperforming Loans to Total Loans	0.32%	0.34%	0.36%	0.44%	0.43%
Nonperforming Assets to Total Assets	0.24%	0.25%	0.24%	0.29%	0.29%
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
The September 30, 2022 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflects the economic conditions with a slight deterioration of approximately 0.45% in the national unemployment rate during the six-quarter forecast period, while forecasted gross domestic product are projected to decline approximately 1.0%. The home price index (HPI) forecast declined approximately 4.63% from the previous quarter level. Driven by current economic forecasts, loan growth and net charge offs, the third quarter provision for credit losses was $1.7 million. The provision is directionally consistent with both the latest economic forecasts as well as third quarter 2022 activity. For the the third quarter of 2021, a provision of $99 thousand was recorded. In addition, Arrow recorded an expense for estimated credit losses on off-balance sheet credit exposures in other liabilities of $30 thousand in the third quarter of 2022.
See Notes 1 and 4 to the unaudited interim consolidated financial statements for additional discussion related to CECL.
The ratio of the allowance for credit losses to total loans was 1.00% at September 30, 2022, a decrease from 1.02% at December 31, 2021 and September 30, 2021.
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

Risk Elements
Nonperforming assets at September 30, 2022 amounted to $10.0 million, a decrease from the $11.8 million total at December 31, 2021 and the $11.7 million total at September 30, 2021. For the three month periods ended September 30, 2022 and 2021, ratios of nonperforming assets to total assets have remained below the average ratios for the peer group. (See page 45 for a discussion of the peer group.) At June 30, 2022, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.25%, below the 0.31% ratio of the peer group at such date (the latest date for which peer group information is available). At September 30, 2022 the ratio was 0.24%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e., loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk:

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	9/30/2022	12/31/2021	9/30/2021
Commercial Loans	$156	$205	$792
Commercial Real Estate Loans	—	—	—
Residential Real Estate Loans	1,456	2,663	1,663
Consumer Loans - Primarily Indirect Automobile	13,268	9,302	7,287
Total Loans Past Due 30-89 Days and Accruing Interest	$14,880	$12,170	$9,742

At September 30, 2022, the loans in the above-referenced category totaled $14.9 million, an increase of $2.7 million, or 22.3%, from the $12.2 million of such loans at December 31, 2021. The September 30, 2022 total of non-current loans equaled 0.51% of loans then outstanding, compared to 0.46% at December 31, 2021 and 0.37% at September 30, 2021. The change from September 30, 2021 is primarily attributable to COVID-19 pandemic stimulus which occurred in 2021.
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
As of September 30, 2022, Arrow held no other real estate owned. At this time, Arrow does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.

PPP Loans
Arrow originated approximately $234.2 million of PPP loans in 2020 and 2021. The PPP loans had an interest rate of 1%. The original term on the PPP loans is two years, however the borrower has the option to apply for forgiveness. Subsequent to the funding of the loans, additional guidance was provided that the term of the loan may be extended to five years if both parties agree to the revised terms. Arrow recognizes the fees earned over the life of the loan and accelerates recognition of the fees as the loans are forgiven by the Small Business Administration. As of September 30, 2022, there were no PPP loans outstanding.

Outstanding PPP Loans as of September 30, 2022 (Dollars In Thousands)
PPP Loans Funded to Date	$234,196
PPP Loans Forgiven	(234,196)
Outstanding PPP Loans	$—

Income Earned on PPP Loans for the Periods Ended September 30, 2022 (Dollars In Thousands)
	Three Months Ended	Nine Months Ended
Interest Earned at Rate of 1%	$1	$97
Fees Recognized	69	1,477
Income Earned on PPP Loans	$70	$1,574

CAPITAL RESOURCES

Regulatory Capital Standards
Capital Adequacy Requirements. An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
As reported in the Regulatory Reform section above, Arrow elected to opt out of utilizing the CBLR framework. The Capital Rules will remain applicable to Arrow.

The following is a summary of certain definitions of capital under the various capital measures in the Capital Rules:

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
The following table presents the minimum regulatory capital ratios applicable to Arrow and its subsidiary banks under the current Capital Rules:

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

At September 30, 2022, Arrow and its subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow and its subsidiary banks under the current Capital Rules, as of September 30, 2022:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	13.14%	13.85%	14.93%	9.71%
Glens Falls National Bank & Trust Co.	13.05%	13.05%	14.09%	9.05%
Saratoga National Bank & Trust Co.	14.47%	14.47%	15.72%	10.35%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%(1)	8.50%(1)	10.50%(1)	4.00%

(1) Including the fully phased-in 2.50% capital conservation buffer
At September 30, 2022, Arrow and its subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $345.6 million at September 30, 2022, a decrease of $25.6 million, or 6.9%, from the December 31, 2021 level of $371.2 million, and a decrease of $14.6 million, or 4.1%, from the prior-year level. The decrease in stockholders' equity over the first nine months of 2022 principally reflected the following factors: the addition of (i) $36.7 million of net income for the period plus (ii) issuance of $2.8 million of common stock through employee benefit and dividend reinvestment plans reduced by (iv) other comprehensive loss of $49.4 million, (v) cash dividends of $13.0 million and (vi) repurchases of common stock of $2.7 million. The majority of other comprehensive loss, $52.8 million, relates to net unrealized losses on AFS debt securities which occurred during the first half of 2022, partially offset by a net unrealized gain on cash flow swap and amortization related to defined benefit pension items.

Trust Preferred Securities: In each of 2003 and 2004, Arrow issued $10 million of TRUPs in a private placement. Under the Federal Reserve Board's regulatory capital rules then in effect, TRUPs proceeds typically qualified as Tier 1 capital for bank holding companies such as Arrow, but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), any trust preferred securities that Arrow might issue on or after the grandfathering date of May 19, 2010 set forth in Dodd-Frank (the Grandfathering Cutoff) would not qualify as Tier 1 capital under bank regulatory capital guidelines. For Arrow, TRUPs outstanding prior to the Grandfathering Cutoff would continue to qualify as Tier 1 capital until maturity or redemption, subject to limitations. Thus, Arrow's outstanding TRUPs continue to qualify as Tier 1 regulatory capital, subject to such limitations.
In the first quarter of 2020, Arrow entered into interest rate swap agreements to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. The effective fixed rate is 3.43% until maturity. These agreements are designated as cash flow hedges.

Stock Repurchase Program: In October 2021, the Board of Directors approved a $5 million stock repurchase program, effective for the period January 1, 2022 through December 31, 2022 (the 2022 Repurchase Program), under which management is authorized, in its discretion, to permit Arrow to repurchase up to $5 million of shares of Arrow's common stock, in the open market or in privately negotiated transactions, to the extent management believes Arrow's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of shareholders. As of September 30, 2022, Arrow repurchased $2.5 million of common stock under the 2022 Repurchase Program. This repurchase arrangement does not include repurchases of Arrow's common stock other than through its 2022 Repurchase Program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to the Company in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock. The Board of Directors of Arrow recently approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of the Company’s common stock over the 2023 calendar year, in open-market or negotiated transactions.

Dividends: Arrow's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past seven quarters listed below represent actual sales transactions, as reported by NASDAQ. On October 26, 2022, the Board of Directors declared a 2022 fourth quarter cash dividend of $0.27 payable on December 15, 2022. Per share amounts and share counts in the following tables have been restated for the September 23, 2022 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2021
First Quarter	$27.01	$34.39	$0.245
Second Quarter	31.31	36.06	0.245
Third Quarter	31.78	35.42	0.245
Fourth Quarter	32.77	37.13	0.252
2022
First Quarter	$31.19	$35.91	$0.262
Second Quarter	29.61	32.79	0.262
Third Quarter	28.68	34.91	0.262
Fourth Quarter (dividend payable December 15, 2022)	TBD	TBD	0.270

	Quarter Ended September 30
	2022	2021
Cash Dividends Per Share	$0.262	$0.245
Diluted Earnings Per Share	0.74	0.78
Dividend Payout Ratio	35.41%	31.41%
Total Equity (in thousands)	345,550	$360,171
Shares Issued and Outstanding (in thousands)	16,523	16,500
Book Value Per Share	$20.91	$21.83
Intangible Assets (in thousands)	23,477	23,879
Tangible Book Value Per Share	$19.49	$20.38

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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $575.1 million at September 30, 2022, an increase of $15.7 million, from the year-end 2021 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at September 30, 2022 of $328.6 million compared to $430.7 million at December 31, 2021.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $52 million which were not drawn on during the three months ended September 30, 2022.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At September 30, 2022, Arrow had outstanding collateralized obligations with the FHLBNY of $25 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $775 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At September 30, 2022, there were no outstanding brokered deposits. Also, Arrow's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At September 30, 2022, the amount available under this facility was approximately $651 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and maintains a contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events.

Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At September 30, 2022, Arrow's basic liquidity ratio, including FHLBNY collateralized borrowing capacity, was 26.5% of total assets, or $952 million in excess of Arrow's internally-set minimum target ratio of 4%.
Arrow did not experience any significant liquidity constraints in the three month period ended September 30, 2022 and did not experience any such constraints in recent prior years. Arrow has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2022 Compared With
Three Months Ended September 30, 2021

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
Net Income	$12,163	$12,989	$(826)	(6.4)%
Diluted Earnings Per Share	0.74	0.78	(0.04)	(5.1)%
Return on Average Assets	1.19%	1.32%	(0.13)%	(9.8)%
Return on Average Equity	13.34%	14.34%	(1.00)%	(7.0)%

Net income was $12.2 million and diluted earnings per share (EPS) of $0.74 for the third quarter of 2022, compared to net income of $13.0 million and diluted EPS of $0.78 for the third quarter of 2021. Return on average assets for the third quarter of 2022 was 1.19%, a decrease from 1.32% in the third quarter of 2021. In addition, return on average equity decreased to 13.34% for the third quarter of 2022, from 14.34% in the third quarter of 2021.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
Interest and Dividend Income	$34,207	$29,807	$4,400	14.8%
Interest Expense	3,306	1,169	2,137	182.8%
Net Interest Income	30,901	28,638	2,263	7.9%
Average Earning Assets(1)	3,902,119	3,734,206	167,913	4.5%
Average Interest-Bearing Liabilities	2,781,985	2,705,283	76,702	2.8%

Yield on Earning Assets(1)	3.48%	3.17%	0.31%	9.8%
Cost of Interest-Bearing Liabilities	0.47	0.17	0.30	176.5%
Net Interest Spread	3.01	3.00	0.01	0.3%
Net Interest Margin	3.14	3.04	0.10	3.3%

Income Earned on PPP Loans included Net Interest Income	$70	$2,530	$(2,460)	(97.2)%
Net Interest Income excluding PPP loans	30,831	26,108	4,723	18.1%
Net Interest Margin excluding PPP loans	3.14%	2.84%	0.30%	10.6%

(1) Includes Nonaccrual Loans.

Net interest income for the recently completed quarter increased by $2.3 million, or 7.9%, from the third quarter of 2021, due to a variety of factors including loan growth offset by the forgiveness of PPP loans and an increase in interest expense. Income earned on PPP loans decreased $2.5 million, or 97.2%, from the quarter ending September 30, 2021. Cost of interest-bearing liabilities increased as the result of the raising rate environment and repricing of municipal deposits. Interest and fees on loans generated $29.6 million in income for the third quarter of 2022 as compared to $27.2 million from the quarter ending September 30, 2021. In the third quarter of 2022, a $536 thousand amortization adjustment of indirect loan fees was recognized as part of loan income. Interest expense for the third quarter of 2022 was $3.3 million, an increase of $2.1 million, or 182.8% from the $1.2 million in expense for the comparable quarter ending September 30, 2021. Net interest margin increased 10 basis points in the third quarter of 2022 to 3.14%, from 3.04% during the third quarter of 2021. Excluding PPP loans, net interest margin increased 30 basis points in the third quarter of 2022 to 3.14%, from 2.84% during the third quarter of 2021. Average earning asset yields were 31 basis points higher as compared to the third quarter of 2021. The cost of interest-bearing liabilities increased 30 basis points from the quarter ended September 30, 2021. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis" on page 51 The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 60 and "Loan Trends" on page 62.
As discussed previously under the heading "Asset Quality" beginning on page 62, the provision for loan losses for the third quarter of 2022 was $1.7 million, compared to a provision of $99 thousand for the third quarter of 2021.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
Income From Fiduciary Activities	$2,341	$2,571	$(230)	(8.9)%
Fees for Other Services to Customers	3,071	2,966	105	3.5%
Insurance Commissions	1,650	1,576	74	4.7%
Net Gain (Loss) on Securities	95	(106)	201	189.6%
Net Gain on the Sale of Loans	18	211	(193)	(91.5)%
Other Operating Income	652	476	176	37.0%
Total Noninterest Income	$7,827	$7,694	$133	1.7%

Total noninterest income in the current quarter was $7.8 million, a decrease of $133 thousand from the comparable quarter of 2021. Income from fiduciary activities for the third quarter of 2022 decreased by 8.9% from the third quarter of 2021, primarily driven by market conditions. Assets under trust administration and investment management at September 30, 2022 were $1.52 billion.
Fees for other services to customers were $3.1 million for the third quarter of 2022, an increase of $105 thousand or 3.5% from the third quarter of 2021.
Insurance commissions were $1.7 million for the third quarter of 2022, an increase of $74 thousand from the third quarter of 2021.
Net gain on securities of $95 thousand for the third quarter of 2022 was the result of an increase in the fair value of equity securities from June 30, 2022. Net gain on the sale of loans in the third quarter of 2022 decreased by $193 thousand from the third quarter of 2021 on fewer loan sales. See page 54 for the discussion of loan sales.
Other operating income increased $176 thousand from the comparable quarter in 2021, primarily related to bank-owned life insurance proceeds.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
Salaries and Employee Benefits	$12,427	$11,377	$1,050	9.2%
Occupancy Expense of Premises, Net	1,521	1,403	118	8.4%
Technology and Equipment Expense	4,049	3,833	216	5.6%
FDIC and FICO Assessments	295	249	46	18.5%
Amortization	48	52	(4)	(7.7)%
Other Operating Expense	3,108	2,509	599	23.9%
Total Noninterest Expense	$21,448	$19,423	$2,025	10.4%
Efficiency Ratio	55.01%	52.74%	2.3%	4.4%

Noninterest expense for the third quarter of 2022 was $21.4 million, an increase of $2.0 million, or 10.4%, from the third quarter of 2021. Salaries and benefit expenses increased $1.1 million, or 9.2%, from the comparable quarter in 2021. In the third quarter of 2022, additional actuarial pension expense of $550 thousand was recognized within salaries and employee benefits as a result of exceeding the threshold amount of lump sum distributions during the year. Arrow awarded a special bonus in the third quarter of 2022, similar to special pandemic bonuses awarded in 2021 and 2020. Technology expenses in the third quarter of increased $216 thousand, or 5.6%, from the third quarter of 2021. Other operating expense includes an expense for estimated credit losses on off-balance sheet exposures of $30 thousand in the second quarter of 2022 .

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
Provision for Income Taxes	$3,402	$3,821	$(419)	(11.0)%
Effective Tax Rate	21.9%	22.7%	(0.8)%	(3.5)%

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2022 Compared With
Nine Months Ended September 30, 2021

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
Net Income	$36,712	$39,548	$(2,836)	(7.2)%
Diluted Earnings Per Share	2.22	2.39	(0.17)	(7.1)
Return on Average Assets	1.22%	1.38%	(0.16)%	(11.6)
Return on Average Equity	13.52%	15.10%	(1.58)%	(10.5)

Net income was $36.7 million and diluted earnings per share (EPS) of $2.22 for the first nine months of 2022, compared to net income of $39.5 million and diluted EPS of $2.39 for the first nine months of 2021. Return on average assets for the first nine months of 2022 was 1.22%, a decrease from 1.38% for the first nine months of 2021. In addition, return on average equity decreased to 13.52% for the first nine months of 2022 from 15.10% for the first nine months of 2021.

The following narrative discusses the period-to-period changes in net interest income, noninterest income, noninterest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
Interest and Dividend Income	$93,747	$87,196	$6,551	7.5%
Interest Expense	5,983	4,043	1,940	48.0%
Net Interest Income	87,764	83,153	4,611	5.5%
Average Earning Assets (1)	3,888,992	3,657,060	231,932	6.3%
Average Interest-Bearing Liabilities	2,815,115	2,689,070	126,045	4.7%

Yield on Earning Assets (1)	3.22%	3.19%	0.03%	0.9%
Cost of Interest-Bearing Liabilities	0.28	0.20	0.08	40.0%
Net Interest Spread	2.94	2.99	(0.05)	(1.7)%
Net Interest Margin	3.02	3.04	(0.02)	(0.7)%

Income Earned on PPP Loans included Net Interest Income	$1,574	$6,957	$(5,383)	(77.4)%
Net Interest Income excluding PPP loans	86,190	76,196	9,994	13.1%
Net Interest Margin excluding PPP loans	2.97%	2.88%	0.09%	3.1%

(1) Includes Nonaccrual Loans.
Net interest income for the first nine months of 2022 increased $4.6 million, or 5.5%, from the first nine months of 2021. Excluding PPP loans, net interest income for the first nine months of 2022 increased $10.0 million, or 13.1%, from the first nine months of 2021. Net interest margin, excluding PPP loans was 2.97% for the first nine months of 2022, an increase of 9 basis points over the prior year. Total loans at September 30, 2022 increased $270.0 million from September 30, 2021. Investments increased $72.2 million from September 30, 2021. At September 30, 2022, deposit balances reached $3.8 billion. Deposit growth from September 30, 2021 to September 30, 2022 was $189.5 million, or 5.3%. Net interest margin for the first nine months of 2022 decreased 2 basis points to 3.02%, from 3.04% for the first nine months of 2021. Average earning asset yields were 3 basis points higher as compared to the first nine months of 2021 due to changes in balance sheet mix, as cash was deployed into loans, combined with higher market rates, offset by the timing of PPP loan forgiveness. The cost of interest-bearing liabilities increased 8 basis points from the first nine months of 2021. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 60 and "Loan Trends" on page 62.
As discussed previously under the heading "Asset Quality" beginning on page 62, the provision for loan losses for the first nine months of 2022 was $3.4 million, compared to a provision of $(286) thousand for the first nine months of 2021.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
Income From Fiduciary Activities	7,454	7,538	$(84)	(1.1)%
Fees for Other Services to Customers	8,916	8,494	422	5.0
Insurance Commissions	4,783	4,842	(59)	(1.2)
Net Gain on Securities	379	250	129	51.6
Net Gain on the Sale of Loans	80	2,251	(2,171)	(96.4)
Other Operating Income	2,121	1,405	716	51.0
Total Noninterest Income	$23,733	$24,780	$(1,047)	(4.2)%

Total noninterest income for the first nine months of 2022 was $23.7 million, a decrease of $1.0 million from the first nine months of 2021. Income from fiduciary activities for the first nine months of 2022 decreased by 1.1% from the first nine months of 2021, primarily due to market performance. Arrow has been able to maintain a stable customer base.
Fees for other services to customers were $8.9 million for the first nine months of 2022 representing an increase of $0.4 million, or 5.0%, from the prior year comparative period.
Insurance commissions were $4.8 million for the first nine months of 2022, which was relatively unchanged from the prior year comparable period.
Net gain on security transactions of $379 thousand for the first nine months of 2022 was the result of the increase in the fair value of equity securities.
Net gain on the sale of loans for the first nine months of 2022 decreased $2.2 million from the comparable period in 2021 as a result of the decision to grow the residential loan portfolio. See page 54 for the discussion of loan sales.
Other operating income increased $716 thousand from the comparable period in 2021, due primarily to bank-owned life insurance proceeds and gains on other assets.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
Salaries and Employee Benefits	$35,400	$33,360	$2,040	6.1%
Occupancy Expense of Premises, Net	4,721	4,480	241	5.4
Technology and Equipment Expense	11,802	11,002	800	7.3
FDIC and FICO Assessments	893	764	129	16.9
Amortization	309	158	151	95.6
Other Operating Expense	7,613	7,424	189	2.5
Total Noninterest Expense	$60,738	$57,188	$3,550	6.2
Efficiency Ratio	54.14%	52.56%	1.58%	3.0%

Noninterest expense for the first nine months of 2022 was $60.7 million, an increase of $3.6 million, or 6.2%, from the first nine months of 2021. Salaries and benefit expenses increased $2.0 million, or 6.1%, from the comparable period in 2021. The increase was partially the result of the inclusion of $550 thousand relating to additional actuarial pension expense. Technology expenses increased $800 thousand, or 7.3%, from the first nine months of 2021. Other non-interest expense increased $189 thousand for the first nine months of 2022, as compared to the first nine months of 2021. Other non-interest expense includes a credit for estimated credit losses on off-balance sheet credit exposures of $235 thousand for the first nine months of 2022.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
Provision for Income Taxes	$10,658	$11,483	$(825)	(7.2)%
Effective Tax Rate	22.5%	22.5%	—%	—%

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
The following table summarizes the percentage change in net interest income as compared to the base scenario, which assumes no change in market interest rates as generated from the standard simulation model. The results are presented for each of the first two years of the simulation period for the 200 basis point increase in interest rate scenario and the 100 basis point decrease in interest rate scenario. These results are well within the ALCO policy limits as shown:

As of September 30, 2022:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(1.50)%	(0.59)%
Calculated change in Net Interest Income - Year 2	11.91%	5.45%

Historically, there has existed an inverse relationship between changes in prevailing rates and the Company's net interest income, suggesting that liabilities and sources of funds generally reprice more quickly than earning assets. In recent months, higher cash balances and core deposits have contributed to a shift toward asset sensitivity. When net interest income is simulated over a longer time frame, the balance sheet shows a relatively neutral profile with a long-term bias toward asset sensitivity, as asset yields continue to reprice while the cost of funding reaches assumed ceilings or floors.
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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based upon that evaluation, senior management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that disclosure controls and procedures were effective. During the quarter ended September 30, 2022, Arrow implemented a new core banking system and internal controls over financial reporting were revised in connection with this change. Arrow's pre- and post-implementation internal controls over financial reporting were both evaluated by management and deemed to be operating effectively. Further, there were no other changes in Arrow's internal control over financial reporting that occurred during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, Arrow's internal control over financial reporting.

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
On July 1, 2020, Daphne Richard, a customer of GFNB filed a putative class action complaint against GFNB in the United States District Court for the Northern District of New York. The complaint alleges that GFNB assessed overdraft fees on certain transactions drawn on her checking account without having sufficiently disclosed its overdraft-fee practices in its account agreement. Ms. Richard, on behalf of two purported classes, seeks compensatory damages, disgorgement of profits, statutory damages, treble damages, enjoinment of the conduct complained of, and costs and fees. On July 22, 2022, the court approved a settlement agreement among Arrow, GFNB, SNB and the plaintiffs, pursuant to which, among other things, during the quarter ended June 30, 2022, Arrow established a settlement fund of approximately $1.5 million, which had been accrued for in 2021. Arrow expects the fund to be fully disbursed by April 2023, after which the case will be closed. Arrow expressly denies any wrongdoing in connection with the matters claimed in the complaint.

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

Arrow relies extensively on information systems and technology to manage the company's business and summarize operating results. During September 2022, Arrow completed the implementation of a new core banking system which replaced the prior system. The new core system will enable future enhancements to our digital experience, improve efficiency for our teams and customers, and empower data-driven decisions. This upgrade constitutes a major investment in Arrow’s technology needs and is a key initiative within its strategic plan. The new core system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We are now using the new core system. We encountered some limited issues and worked to minimize any inconvenience to customers, but there can be no assurance that such issues will not arise in the future.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow during the three months ended September 30, 2022 of common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Third Quarter 2022 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
July	3,653	$32.22	—	$2,614,973
August	1,435	34.67	—	2,614,973
September	19,187	32.26	2,508	2,535,669
Total	24,275	32.40	2,508
1 The total number of shares purchased by Arrow and the average price paid per share listed in columns (A) and (B) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans in connection with their stock-for-stock exercise of such options and (iii) shares purchased under the publicly-announced 2022 Repurchase Program. In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow through such methods: July - DRIP purchases (3,653 shares); August - DRIP purchases (589 shares) and stock-for-stock option exercises (846 shares).; and September - DRIP purchases (16,679 shares) and repurchased under the 2022 Repurchase Program (2,508 shares)
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs. Arrow's only publicly-announced stock repurchase program in effect for the third quarter of 2022 was the 2022 Repurchase Program approved by the Board of Directors and announced in October 2021, under which the Board authorized management, in its discretion, to repurchase from time to time over calendar year 2022, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions. The Board of Directors of Arrow recently approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of the Company’s common stock over the 2023 calendar year, in open-market or negotiated transactions. This new repurchase program will replace the prior $5 million repurchase program authorized on October 27, 2021, which expires December 31, 2022.
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
10.1
Professional Services Agreement, dated as of October 1, 2022, by and between Arrow Financial Corporation and Edward J. Campanella, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on October 6, 2022. *

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
ARROW FINANCIAL CORPORATION
Registrant

November 7, 2022	/s/Thomas J. Murphy
Date	Thomas J. Murphy
President and Chief Executive Officer

November 7, 2022	/s/Thomas J. Murphy
Date	Thomas J. Murphy
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)