Form 10-Q
period 2023-03-31
ARROW FINANCIAL CORP
filed 2023-07-27
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. __			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 21, 2023
Common Stock, par value $1.00 per share	16,553,058

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2023	December 31, 2022	March 31, 2022
ASSETS
Cash and Due From Banks	$25,107	$31,886	$38,964
Interest Bearing Deposits at Banks	178,365	32,774	448,614
Investment Securities:
Available-for-Sale at Fair Value	565,693	573,495	582,428
Held-to-Maturity (Fair Value of $164,439 at March 31, 2023; $171,623 at December 31, 2022; and $195,862 at March 31, 2022)	167,347	175,364	196,661
Equity Securities	2,070	2,174	1,877
FHLB and Federal Reserve Bank Stock	10,027	6,064	4,491
Loans	3,005,352	2,983,207	2,737,267
Allowance for Credit Losses	(30,784)	(29,952)	(27,661)
Net Loans	2,974,568	2,953,255	2,709,606
Premises and Equipment, Net	58,233	56,491	48,481
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	1,400	1,500	1,818
Other Assets	109,947	114,633	101,589
Total Assets	$4,114,630	$3,969,509	$4,156,402
LIABILITIES
Non-interest Bearing Deposits	$788,690	$836,871	$813,066
Interest Bearing Checking Accounts	958,490	997,694	1,154,068
Savings Deposits	1,497,326	1,454,364	1,571,274
Time Deposits over $250,000	122,827	76,224	48,288
Other Time Deposits	179,016	133,211	128,677
Total Deposits	3,546,349	3,498,364	3,715,373
Federal Home Loan Bank Overnight Advances	35,000	27,000	—
Federal Home Loan Bank Term Advances	107,800	27,800	25,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	5,106	5,119	5,156
Other Liabilities	37,004	37,688	33,630
Total Liabilities	3,751,259	3,615,971	3,799,159
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at March 31, 2023, December 31, 2022 and March 31, 2022	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (21,423,992 Shares Issued at March 31, 2023 and December 31, 2022 and 20,800,144 at March 31, 2022)	21,424	21,424	20,800
Additional Paid-in Capital	400,944	400,270	378,758
Retained Earnings	69,499	65,401	62,328
Accumulated Other Comprehensive Loss	(43,983)	(49,655)	(20,797)
Treasury Stock, at Cost (4,870,935 Shares at March 31, 2023; 4,872,355 Shares at December 31, 2022 and 4,787,183 Shares at March 31, 2022)	(84,513)	(83,902)	(83,846)
Total Stockholders’ Equity	363,371	353,538	357,243
Total Liabilities and Stockholders’ Equity	$4,114,630	$3,969,509	$4,156,402
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$31,886	$25,739
Interest on Deposits at Banks	479	198
Interest and Dividends on Investment Securities:
Fully Taxable	2,948	2,189
Exempt from Federal Taxes	797	821
Total Interest and Dividend Income	36,110	28,947
INTEREST EXPENSE
Interest Bearing Checking Accounts	370	163
Savings Deposits	5,587	417
Time Deposits over $250,000	574	28
Other Time Deposits	474	109
Federal Home Loan Bank Advances	793	187
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	169	169
Interest on Financing Leases	49	49
Total Interest Expense	8,016	1,122
NET INTEREST INCOME	28,094	27,825
Provision for Credit Losses	1,554	769
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	26,540	27,056
NON-INTEREST INCOME
Income From Fiduciary Activities	2,275	2,596
Fees for Other Services to Customers	2,595	2,795
Insurance Commissions	1,520	1,511
Net (Loss) Gain on Securities	(104)	130
Net Gain on Sales of Loans	4	52
Other Operating Income	387	1,078
Total Non-interest Income	6,677	8,162
NON-INTEREST EXPENSE
Salaries and Employee Benefits	11,947	11,286
Occupancy Expenses, Net	1,628	1,598
Technology and Equipment Expense	4,417	3,779
FDIC Assessments	479	307
Other Operating Expense	3,825	1,975
Total Non-interest Expense	22,296	18,945
INCOME BEFORE PROVISION FOR INCOME TAXES	10,921	16,273
Provision for Income Taxes	2,359	3,698
NET INCOME	$8,562	$12,575
Average Shares Outstanding [1]:
Basic	16,552	16,511
Diluted	16,564	16,566
Per Common Share:
Basic Earnings	$0.52	$0.76
Diluted Earnings	0.52	0.76

    1 2022 Share and Per Share Amounts have been restated for the September 23, 2022 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended March 31:
	2023	2022
Net Income	$8,562	$12,575
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Securities Holding Gain (Loss) Arising During the Period	6,099	(22,296)
Net Unrealized (Loss) Gain on Cash Flow Hedge Agreements	(593)	1,125
Reclassification of Net Unrealized Loss (Gain) on Cash Flow Hedge Agreements to Interest Expense	147	(21)
Amortization of Net Retirement Plan Actuarial (Gain) Loss	(18)	42
Amortization of Net Retirement Plan Prior Service Cost	37	6
Other Comprehensive Income (Loss)	5,672	(21,144)
Comprehensive Income (Loss)	$14,234	$(8,569)

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Month Period Ended March 31, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31 , 2022	$21,424	$400,270	$65,401	$(49,655)	$(83,902)	$353,538
Net Income	—	—	8,562	—	—	8,562
Other Comprehensive Income	—	—	—	5,672	—	5,672
Cash Dividends Paid, $.27 per Share	—	—	(4,464)	—	—	(4,464)
Stock Options Exercised, Net (3,772 Shares)	—	50	—	—	33	83
Shares Issued Under the Directors’ Stock Plan (3,418 Shares)	—	85	—	—	29	114
Shares Issued Under the Employee Stock Purchase Plan (3,872 Shares)	—	87	—	—	33	120
Shares Issued for Dividend Reinvestment Plans (17,753 Shares)	—	330	—	—	142	472
Stock-Based Compensation Expense	—	122	—	—	—	122
Purchase of Treasury Stock (27,395 Shares)	—	—	—	—	(848)	(848)
Balance at March 31, 2023	$21,424	$400,944	$69,499	$(43,983)	$(84,513)	$363,371

	Three Month Period Ended March 31, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2021	$20,800	377,996	54,078	$347	$(82,035)	$371,186
Net Income	—	—	12,575	—	—	12,575
Other Comprehensive Loss	—	—	—	(21,144)	—	(21,144)
Cash Dividends Paid, $.262 per Share [1]	—	—	(4,325)	—	—	(4,325)
Stock Options Exercised, Net (12,145 Shares)	—	135	—	—	106	241
Shares Issued Under the Directors’ Stock Plan (2,784 Shares)	—	75	—	—	24	99
Shares Issued Under the Employee Stock Purchase Plan (3,626 Shares)	—	89	—	—	31	120
Shares Issued for Dividend Reinvestment Plans (13,917 Shares)	—	353	—	—	121	474
Stock-Based Compensation Expense	—	110	—	—	—	110
Purchase of Treasury Stock (60,241 Shares)	—	—	—	—	(2,093)	(2,093)
Balance at March 31, 2022	$20,800	$378,758	$62,328	$(20,797)	$(83,846)	$357,243

1 Cash dividends paid per share have been adjusted for the September 23, 2022 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended March 31,
Cash Flows from Operating Activities:	2023	2022
Net Income	$8,562	$12,575
Provision for Credit Losses	1,554	769
Depreciation and Amortization	1,738	1,945
Net Loss (Gain) on Securities Transactions	104	(130)
Loans Originated and Held-for-Sale	239	(974)
Proceeds from the Sale of Loans Held-for-Sale	4	1,349
Net Gain on the Sale of Loans	(4)	(52)
Net Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	37	15
Contributions to Retirement Benefit Plans	(143)	(171)
Deferred Income Tax Expense (Benefit)	891	(462)
Shares Issued Under the Directors’ Stock Plan	114	99
Stock-Based Compensation Expense	122	110
Tax Benefit from Exercise of Stock Options	11	22
Net Decrease in Other Assets	1,792	4,477
Net Decrease in Other Liabilities	(1,801)	(2,803)
Net Cash Provided By Operating Activities	13,220	16,769
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	15,669	21,473
Purchases of Securities Available-for-Sale	—	(75,049)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	9,328	4,699
Purchases of Securities Held-to-Maturity	(1,448)	(4,950)
Net Increase in Loans	(23,479)	(70,441)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	785	335
Purchase of Premises and Equipment	(2,635)	(3,123)
Net (Increase) Decrease in FHLB and Federal Reserve Bank Stock	(3,963)	889
Net Cash Used By Investing Activities	(5,743)	(126,167)
Cash Flows from Financing Activities:
Net Increase in Deposits	47,985	164,876
Net Decrease in Short-Term Federal Home Loan Bank Borrowings	8,000	—
Finance Lease Payments	(13)	(13)
Federal Home Loan Bank Advances	100,000	—
Repayments of Federal Home Loan Bank Term Advances	(20,000)	(20,000)
Purchase of Treasury Stock	(848)	(2,093)
Stock Options Exercised, Net	83	241
Shares Issued Under the Employee Stock Purchase Plan	120	120
Shares Issued for Dividend Reinvestment Plans	472	474
Cash Dividends Paid	(4,464)	(4,325)
Net Cash Provided By Financing Activities	131,335	139,280
Net Increase in Cash and Cash Equivalents	138,812	29,882
Cash and Cash Equivalents at Beginning of Period	64,660	457,696
Cash and Cash Equivalents at End of Period	$203,472	$487,578

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$7,200	$1,156
Income Taxes	1,069	318
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	373	403

See Notes to Unaudited Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.RISKS AND UNCERTAINTIES

Nature of Operations - Arrow Financial Corporation, a New York corporation ("Arrow," the "Company," "we," or "us"), was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  The banking subsidiaries are Glens Falls National Bank and Trust Company ("GFNB") whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company ("SNB") whose main office is located in Saratoga Springs, New York.  The two subsidiary banks provide a full range of services to individuals and small to mid-size businesses in northeastern New York State from Albany, the State's capitol, to the Canadian border. Both banks have wealth management departments which provide investment management and administrative services. An active subsidiary of GFNB is Upstate Agency LLC, offering insurance services including property, and casualty insurance, group health insurance and individual life insurance products. North Country Investment Advisers, Inc., a registered investment adviser that provides investment advice to our proprietary mutual fund, and Arrow Properties, Inc., a real estate investment trust (REIT), are subsidiaries of GFNB. Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

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

Note 2.     ACCOUNTING POLICIES

In the opinion of the management of Arrow, the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2023, December 31, 2022 and March 31, 2022; the results of operations for the three month periods ended March 31, 2023 and 2022; the consolidated statements of comprehensive income for the three month periods ended March 31, 2023 and 2022; the changes in stockholders' equity for the three month periods ended March 31, 2023 and 2022; and the cash flows for the three month periods ended March 31, 2023 and 2022. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2022 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").

Management’s Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Management utilized estimates and assumptions in its evaluation of potential impairment of Arrow's right-of-use lease assets, goodwill and intangible assets. Our most significant estimate is the allowance for credit losses. Other estimates include the fair value of financial instruments, evaluation of pension and other post-retirement liabilities, an analysis of a need for a valuation allowance for deferred tax assets and a reserve for unfunded loan commitments recorded as an other liability. Actual results could differ from those estimates.
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

Allowance for Credit Losses – Loans - Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaces the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable that a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net lifetime amount expected to be collected on the loans. Credit losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.
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
The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value (NPV) of expected cash flows. An allowance for credit loss is established for the difference between the instrument’s NPV and amortized cost basis. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring (TDR) will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by Arrow.
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
All loans not included in the vintage analysis method that exceed $250,000 which are on nonaccrual, are evaluated on an individual basis. For collateral dependent financial assets where Arrow has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and Arrow expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, Arrow has elected a practical expedient to measure the allowance for credit loss as the difference between the fair value of the collateral less cost to sell, and the amortized cost basis of the asset as of the measurement date. In the event the repayment of a collateral dependent financial asset is expected to be provided substantially through the operating of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.
ASU No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), was issued in March 2022 to provide updates on the accounting treatment for TDRs and related disclosures requirements, as well as modifying the disclosure requirement associated with the existing credit quality indicators “vintage” disclosure. With respect to TDRs, ASU 2022-02 eliminates the recognition and measurement guidance for TDRs under current GAAP and instead requires that Arrow evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with the current GAAP treatment for other loan modifications. In addition, ASU 2022-02 eliminates existing disclosure requirements on TDRs and replaces with enhanced disclosure requirements related to certain loan modifications made to borrowers experiencing financial difficulty. ASU 2022-02 also provides an update to the existing credit quality indicators “vintage” tabular disclosure requiring current period gross write-offs to be disclosed by year of origination for each loan segment. The provisions of ASU 2022-02 were effective January 1, 2023 and Arrow adopted the provisions on a prospective basis. Historical disclosures on TDRs were removed from this report in accordance with the provisions of this ASU. The adoption of this ASU did not have a material impact on the consolidated financial statements.

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities - Arrow estimates expected credit losses over the contractual period in which Arrow has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by Arrow. The allowance for credit losses on off-balance sheet credit exposures recognized in other liabilities, is adjusted as an expense in other non-interest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. Estimating credit losses on unfunded commitments requires Arrow to consider the following categories of off-balance sheet credit exposure: unfunded commitments to extend credit, unfunded lines of credit, and standby letters of credit. Each of these unfunded commitments is then analyzed for a probability of funding to calculate a probable funding amount. The life of loan loss factor by related portfolio segment from the loan allowance for credit loss calculation is then applied to the probable funding amount to calculate the estimated credit losses on off-balance sheet credit exposures recognized as other liabilities.

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

Allowance for Credit Losses – Available-for-Sale (AFS) Debt Securities - The impairment model for AFS debt securities differs from the CECL approach utilized by HTM debt securities since AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, Arrow first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, in making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, failure of the issuer of the debt security to make scheduled interest or principal payments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. The cash flows are estimated using information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
Investments in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) stock are required for membership in those organizations and are carried at cost since there is no market value available. The FHLB New York (FHLBNY) continues to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FRB and FHLB stock.

Note 3. CASH AND CASH EQUIVALENTS (In Thousands)

The following table is the schedule of Cash and Cash Equivalents at March 31, 2023, December 31, 2022 and March 31, 2022:
	March 31, 2023	December 31, 2022	March 31, 2022
Cash and Due From Banks	$25,107	$31,886	$38,964
Interest Bearing Deposits at Banks	178,365	32,774	448,614
Total Cash and Cash Equivalents	$203,472	64,660	487,578

The decline in cash from March 31, 2022 to December 31, 2022 was primarily the result of record loan growth in 2022 and a decrease in deposits in the fourth quarter of 2022. The increase in cash in the first quarter of 2023 was primarily due to an increase of deposits and $80 million of additional FHLB term advances to enhance the Company's liquidity position in light of recent industry events.

Note 4.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at March 31, 2023, December 31, 2022 and March 31, 2022:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
March 31, 2023
Available-For-Sale Securities, at Amortized Cost	$190,000	$320	$431,754	$1,000	$623,074
Gross Unrealized Gains	—	—	160	—	160
Gross Unrealized Losses	(12,415)	—	(44,926)	(200)	(57,541)
Available-For-Sale Securities, at Fair Value	177,585	320	386,988	800	565,693
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					360,153

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$15,000	$—	$892	$—	$15,892
From 1 - 5 Years	175,000	—	239,803	—	414,803
From 5 - 10 Years	—	320	191,059	1,000	192,379
Over 10 Years	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$14,769	$—	$866	$—	$15,635
From 1 - 5 Years	162,816	—	221,904	—	384,720
From 5 - 10 Years	—	320	164,218	800	165,338
Over 10 Years	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$54,058	$—	$27,106	$—	$81,164
12 Months or Longer	123,526	—	346,733	800	471,059
Total	$177,584	$—	$373,839	$800	$552,223
Number of Securities in a Continuous Loss Position	25	—	150	1	176

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$942	$—	$891	$—	$1,833
12 Months or Longer	11,473	—	44,035	200	55,708
Total	$12,415	$—	$44,926	$200	$57,541

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
Disaggregated Details:
US Agency Obligations, at Amortized Cost	$190,000
US Agency Obligations, at Fair Value	177,585
US Government Agency Securities, at Amortized Cost			$7,782
US Government Agency Securities, at Fair Value			7,321
Government Sponsored Entity Securities, at Amortized Cost			423,972
Government Sponsored Entity Securities, at Fair Value			379,667

December 31, 2022
Available-For-Sale Securities, at Amortized Cost	$190,000	$340	$447,755	$1,000	$639,095
Gross Unrealized Gains	15	—	65	—	80
Gross Unrealized Losses	(14,816)	—	(50,664)	(200)	(65,680)
Available-For-Sale Securities, at Fair Value	175,199	340	397,156	800	573,495
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					308,266

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$66,690	$—	$183,868	$—	$250,558
12 Months or Longer	93,493	—	199,262	800	293,555
Total	$160,183	$—	$383,130	$800	$544,113
Number of Securities in a Continuous Loss Position	23	—	150	1	174

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3,310	$—	$18,756	$—	$22,066
12 Months or Longer	11,506	—	31,908	200	43,614
Total	$14,816	$—	$50,664	$200	$65,680

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$190,000
US Agency Obligations, at Fair Value	175,199
US Government Agency Securities, at Amortized Cost			$7,934
US Government Agency Securities, at Fair Value			7,433
Government Sponsored Entity Securities, at Amortized Cost			439,821
Government Sponsored Entity Securities, at Fair Value			389,723

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
March 31, 2022
Available-For-Sale Securities, at Amortized Cost	$140,000	$380	$471,829	$1,000	$613,209
Gross Unrealized Gains	21	—	211	—	232
Gross Unrealized Losses	(7,277)	—	(23,536)	(200)	(31,013)
Available-For-Sale Securities, at Fair Value	132,744	380	448,504	800	582,428
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					397,138

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$43,518	$—	$358,688	$—	$402,206
12 Months or Longer	84,205	—	74,546	800	159,551
Total	$127,723	$—	$433,234	$800	$561,757
Number of Securities in a Continuous Loss Position	18	—	129	1	148

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1,482	$—	$16,949	$—	$18,431
12 Months or Longer	5,795	—	6,587	200	12,582
Total	$7,277	$—	$23,536	$200	$31,013

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$140,000
US Agency Obligations, at Fair Value	132,744
US Government Agency Securities, at Amortized Cost			$8,853
US Government Agency Securities, at Fair Value			8,667
Government Sponsored Entity Securities, at Amortized Cost			462,976
Government Sponsored Entity Securities, at Fair Value			439,837

At March 31, 2023, there was no allowance for credit losses for the AFS debt securities portfolio.

The following table is the schedule of Held-To-Maturity Securities at March 31, 2023, December 31, 2022 and March 31, 2022:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
March 31, 2023
Held-To-Maturity Securities, at Amortized Cost	$156,314	$11,033	$167,347
Gross Unrealized Gains	2	—	2
Gross Unrealized Losses	(2,421)	(489)	(2,910)
Held-To-Maturity Securities, at Fair Value	153,895	10,544	164,439
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			146,902

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
Maturities of Debt Securities, at Amortized Cost:
Within One Year	$82,142	$—	$82,142
From 1 - 5 Years	71,828	11,033	82,861
From 5 - 10 Years	2,312	—	2,312
Over 10 Years	32	—	32

Maturities of Debt Securities, at Fair Value:
Within One Year	$81,554	$—	$81,554
From 1 - 5 Years	70,001	10,544	80,545
From 5 - 10 Years	2,308	—	2,308
Over 10 Years	32	—	32

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$43,121	$—	$43,121
12 Months or Longer	90,439	10,544	100,983
Total	$133,560	$10,544	$144,104

Number of Securities in a Continuous Loss Position	386	16	402

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$496	$—	$496
12 Months or Longer	1,925	489	2,414
Total	$2,421	$489	$2,910

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,699
US Government Agency Securities, at Fair Value		3,522
Government Sponsored Entity Securities, at Amortized Cost		7,334
Government Sponsored Entity Securities, at Fair Value		7,022

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2022
Held-To-Maturity Securities, at Amortized Cost	$163,600	$11,764	$175,364
Gross Unrealized Gains	1	—	1
Gross Unrealized Losses	(3,131)	(611)	(3,742)
Held-To-Maturity Securities, at Fair Value	160,470	11,153	171,623
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			142,982

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$137,773	$11,153	$148,926
12 Months or Longer	—	—	—
Total	$137,773	$11,153	$148,926
Number of Securities in a Continuous Loss Position	397	16	413

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3,131	$611	$3,742
12 Months or Longer	—	—	—
Total	$3,131	$611	$3,742

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,898
US Government Agency Securities, at Fair Value		3,687
Government Sponsored Entity Securities, at Amortized Cost		7,866
Government Sponsored Entity Securities, at Fair Value		7,466

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
March 31, 2022
Held-To-Maturity Securities, at Amortized Cost	$181,832	$14,829	$196,661
Gross Unrealized Gains	180	—	180
Gross Unrealized Losses	(832)	(147)	(979)
Held-To-Maturity Securities, at Fair Value	181,180	14,682	195,862
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			176,635

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$96,088	$14,465	$110,553
12 Months or Longer	—	—	—
Total	$96,088	$14,465	$110,553
Number of Securities in a Continuous Loss Position	258	23	281

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$832	$147	$979
12 Months or Longer	—	—	—
Total	$832	$147	$979

March 31, 2022
Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$4,954
US Government Agency Securities, at Fair Value		4,900
Government Sponsored Entity Securities, at Amortized Cost		9,875
Government Sponsored Entity Securities, at Fair Value		9,782

In the tables above, maturities of mortgage-backed securities are included based on their contractual average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Arrow's investment policy requires that investments held in our portfolio be investment grade or better at the time of purchase. Arrow performs an analysis of the creditworthiness of municipal obligations to determine if a security is of investment grade. The analysis may include but may not solely rely upon credit analysis conducted by external credit rating agencies.
Arrow evaluates AFS debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at March 31, 2023, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at March 31, 2023 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended March 31, 2023.
Arrow's HTM debt securities are comprised of U.S. government-sponsored enterprises (GSEs) or state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its HTM debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of March 31, 2023.

The following table is the schedule of Equity Securities at March 31, 2023, December 31, 2022 and March 31, 2022:

Equity Securities

	March 31, 2023	December 31, 2022	March 31, 2022
Equity Securities, at Fair Value	$2,070	$2,174	$1,877

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the three month periods ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Net (Loss) Gain on Equity Securities	$(104)	$130
Less: Net gain recognized during the reporting period on equity securities sold during the period	—	—
Unrealized net (loss) gain recognized during the reporting period on equity securities still held at the reporting date	$(104)	$130

Note 5.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of March 31, 2023 and an analysis of the recorded investment in loans that are past due at these dates. Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $417, $656 and $831 as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2023
Loans Past Due 30-59 Days	$62	$—	$11,237	$1,593	$12,892
Loans Past Due 60-89 Days	47	—	4,439	—	4,486
Loans Past Due 90 or more Days	—	—	3,005	3,143	6,148
Total Loans Past Due	109	—	18,681	4,736	23,526
Current Loans	135,808	715,357	1,054,688	1,075,973	2,981,826
Total Loans	$135,917	$715,357	$1,073,369	$1,080,709	$3,005,352

December 31, 2022
Loans Past Due 30-59 Days	$48	$370	$13,657	$1,833	$15,908
Loans Past Due 60-89 Days	33	—	4,517	112	4,662
Loans Past Due 90 or more Days	44	—	3,503	4,790	8,337
Total Loans Past Due	125	370	21,677	6,735	28,907
Current Loans	140,168	706,652	1,043,458	1,064,022	2,954,300
Total Loans	$140,293	$707,022	$1,065,135	$1,070,757	$2,983,207

March 31, 2022
Loans Past Due 30-59 Days	$69	$—	$6,631	$2,565	$9,265
Loans Past Due 60-89 Days	89	—	2,562	267	2,918
Loans Past Due 90 or more Days	—	346	1,041	1,531	2,918
Total Loans Past Due	158	346	10,234	4,363	15,101
Current Loans	155,309	638,091	966,414	962,352	2,722,166
Total Loans	$155,467	$638,437	$976,648	$966,715	$2,737,267

Schedule of Non Accrual Loans by Category
		Commercial
March 31, 2023	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$241	$241
Nonaccrual Loans	8	3,085	3,123	4,636	10,852
Nonaccrual With No Allowance for Credit Loss	8	3,085	3,123	4,636	10,852
Interest Income on Nonaccrual Loans	—	—	—	—	—

December 31, 2022
Loans 90 or More Days Past Due and Still Accruing Interest	$44	$—	$—	$1,113	$1,157
Nonaccrual Loans	8	3,110	3,503	4,136	10,757

March 31, 2022
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$55	$55
Nonaccrual Loans	70	6,360	1,155	2,165	9,750

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
The March 31, 2023 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflects the economic conditions with an improvement of approximately 0.18% in the national unemployment rate during the six-quarter forecast period, while forecasted gross domestic product projected a slight improvement of approximately 0.07%. The home price index (HPI) forecast declined approximately 4.07% from the previous quarter level. Key assumptions utilized in the CECL calculation include loan segmentation, loan loss regression analysis, reasonable and supportable forecast period, reversion period, DCF inputs including economic forecast data and prepayment and curtailment speeds and qualitative factors. Key assumptions are reviewed and approved on a quarterly basis. There were no assumption changes for the first quarter calculation. Driven by current economic forecasts, loan growth and net charge offs during the quarter, the first quarter provision for credit losses was $1.6 million. The provision is directionally consistent with both the latest economic forecasts as well as first quarter activity. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of March 31, 2023.

The following table details activity in the allowance for credit losses on loans for the three months ended March 31, 2023 and March 31, 2022:

Allowance for Credit Losses
Rollforward of the Allowance for Credit Losses for the Quarterly Period:	Commercial	Commercial Real Estate	Consumer	Residential	Total
December 31, 2022	$1,961	$15,213	$2,585	$10,193	$29,952
Charge-offs	$—	$—	$(1,328)	$—	$(1,328)
Recoveries	$—	$—	$606	$—	$606
Provision	$(224)	$289	$1,000	$489	$1,554
March 31, 2023	$1,737	$15,502	$2,863	$10,682	$30,784

December 31, 2021	$2,298	$13,136	$2,402	$9,445	$27,281
Charge-offs	—	—	(799)	(30)	$(829)
Recoveries	8	—	432	—	$440
Provision	209	406	475	(321)	$769
March 31, 2022	$2,515	$13,542	$2,510	$9,094	$27,661

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. Changes in this allowance are reflected in other operating expenses within the non-interest expense category. As of March 31, 2023, the total unfunded commitment off-balance sheet credit exposure was $1.8 million.

Individually Evaluated Loans

All loans not included in the vintage analysis method that exceed $250,000, which are on nonaccrual status, are evaluated on an individual basis. Arrow made the policy election to apply a practical expedient for collateral dependent financial assets when the borrower is experiencing financial difficulty and the repayment is expected through the sale of the collateral. This allows Arrow to use fair value of the collateral at the reporting date adjusted for estimated cost to sell when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operating of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. As of March 31, 2023, there were five total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $5.0 million and none had an allowance for credit loss.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2023, December 31, 2022 and March 31, 2022:

March 31, 2023	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	3,027	3,027
Consumer	—	—	—
Residential	1,949	—	1,949
Total	$1,949	$3,027	$4,976

December 31, 2022	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	3,110	3,110
Consumer	—	—	—
Residential	1,963	—	1,963
Total	$1,963	$3,110	$5,073

March 31, 2022	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	6,014	6,014
Consumer	—	—	—
Residential	415	—	415
Total	$415	$6,014	$6,429

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
March 31, 2023
Ending Loan Balance - Collectively Evaluated	$135,917	$712,330	$1,073,369	$1,078,760	$3,000,376
Allowance for Credit Losses - Loans Collectively Evaluated	1,737	15,502	2,863	10,682	30,784
Ending Loan Balance - Individually Evaluated	—	3,027	—	1,949	4,976
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

December 31, 2022
Ending Loan Balance - Collectively Evaluated	$140,293	$703,912	$1,065,135	$1,068,794	$2,978,134
Allowance for Credit Losses - Loans Collectively Evaluated	1,961	15,213	2,585	10,193	$29,952
Ending Loan Balance - Individually Evaluated	—	3,110	—	1,963	5,073
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

March 31, 2022
Ending Loan Balance - Collectively Evaluated	$155,467	$632,423	$976,648	$966,300	$2,730,838
Allowance for Credit Losses - Loans Collectively Evaluated	2,515	12,960	2,510	9,094	27,079
Ending Loan Balance - Individually Evaluated	—	6,014	—	415	6,429
Allowance for Credit Losses - Loans Individually Evaluated	—	582	—	—	582

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

Loan Credit Quality Indicators
The Company adopted ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2022-02") effective January 1, 2023. ASU 2022-02 requires that entities disclose current-period gross charge-offs by year of origination for loans and leases, which has been incorporated in the credit quality table below. There were no new borrowers experiencing financial difficulty in the first quarter of 2023, and only one new immaterial TDR in the first quarter of 2022.
The following tables present credit quality indicators by total loans amortized cost basis by origination year as of March 31, 2023, December 31, 2022 and March 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
March 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial:
Risk rating
Satisfactory	$4,727	$35,164	$26,254	$12,765	$6,830	$35,014	$8,095	$—	$128,849
Special mention	—	—	—	150	—	26	26	—	202
Substandard	—	—	—	230	420	3,420	2,796	—	6,866
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$4,727	$35,164	$26,254	$13,145	$7,250	$38,460	$10,917	$—	$135,917

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate:
Risk rating
Satisfactory	$12,605	$157,534	$115,019	$122,364	$42,710	$212,115	$1,679	$—	$664,026
Special mention	—	—	—	—	—	5,043	—	—	5,043
Substandard	—	10,150	—	5,472	806	29,832	28	—	46,288
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$12,605	$167,684	$115,019	$127,836	$43,516	$246,990	$1,707	$—	$715,357

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating
Performing	$71,838	$379,339	$261,675	$138,034	$75,650	$143,190	$—	$—	$1,069,726
Nonperforming	—	1,030	1,090	434	261	371	457	—	3,643
Total Consumer Loans	$71,838	$380,369	$262,765	$138,468	$75,911	$143,561	$457	$—	$1,073,369

Current-period gross charge-offs	$55	$305	$570	$213	$111	$74	$—	$—	$1,328

Residential:
Risk rating
Performing	$15,565	$219,336	$197,436	$124,992	$80,986	$323,945	$113,220	$—	$1,075,480
Nonperforming	—	550	435	939	636	2,462	207	—	5,229
Total Residential Loans	$15,565	$219,886	$197,871	$125,931	$81,622	$326,407	$113,427	$—	$1,080,709

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Loans	$104,735	$803,103	$601,909	$405,380	$208,299	$755,418	$126,508	$—	$3,005,352

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial:
Risk rating
Satisfactory	$42,038	$28,718	$16,870	$7,857	$8,129	$20,379	$8,909	$—	$132,900
Special mention	—	—	—	—	—	30	30	—	60
Substandard	—	—	255	478	—	3,464	3,136	—	7,333
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$42,038	$28,718	$17,125	$8,335	$8,129	$23,873	$12,075	$—	$140,293

Commercial Real Estate:
Risk rating
Satisfactory	$152,858	$115,111	$121,811	$43,647	$63,913	$159,876	$1,603	$—	$658,819
Special mention	9,678	—	—	—	789	241	—	—	10,708
Substandard	607	—	5,807	812	4,371	25,677	221	—	37,495
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$163,143	$115,111	$127,618	$44,459	$69,073	$185,794	$1,824	$—	$707,022

Consumer:
Risk rating
Performing	$482,530	$284,831	$154,819	$88,165	$38,852	$12,032	$504	$—	$1,061,733
Nonperforming	758	1,468	607	325	157	87	—	—	3,402
Total Consumer Loans	$483,288	$286,299	$155,426	$88,490	$39,009	$12,119	$504	$—	$1,065,135

Residential:
Risk rating
Performing	$210,565	$198,195	$128,372	$82,965	$74,281	$259,787	$111,563	$—	$1,065,728
Nonperforming	—	255	939	597	520	2,311	407	—	5,029
Total Residential Loans	$210,565	$198,450	$129,311	$83,562	$74,801	$262,098	$111,970	$—	$1,070,757

Total Loans	$899,034	$628,578	$429,480	$224,846	$191,012	$483,884	$126,373	$—	$2,983,207

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
March 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial:
Risk rating
Satisfactory	$8,048	$49,980	$31,869	$10,454	$11,149	$22,662	$7,656	$—	$141,818
Special mention	—	—	—	—	—	50	—	—	50
Substandard	—	3,504	3,593	541	—	—	5,961	—	13,599
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$8,048	$53,484	$35,462	$10,995	$11,149	$22,712	$13,617	$—	$155,467

Commercial Real Estate:
Risk rating
Satisfactory	$22,582	$143,784	$270,523	$42,126	$37,604	$75,806	$1,554	$—	$593,979
Special mention	627	—	5,825	1,193	—	1,213	—	—	8,858
Substandard	2,241	4,852	16,073	3,877	95	8,462	—	—	35,600
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$25,450	$148,636	$292,421	$47,196	$37,699	$85,481	$1,554	$—	$638,437

Consumer:
Risk rating
Performing	$155,883	$369,231	$215,735	$134,973	$69,783	$29,427	$462	$—	$975,494
Nonperforming	—	321	296	293	138	106	—	—	1,154
Total Consumer Loans	$155,883	$369,552	$216,031	$135,266	$69,921	$29,533	$462	$—	$976,648

Residential:
Risk rating
Performing	$37,795	$193,693	$144,671	$89,415	$83,582	$294,391	$120,949	$—	$964,496
Nonperforming	—	—	133	—	27	1,739	320	—	2,219
Total Residential Loans	$37,795	$193,693	$144,804	$89,415	$83,609	$296,130	$121,269	$—	$966,715

Total Loans	$227,176	$765,365	$688,718	$282,872	$202,378	$433,856	$136,902	$—	$2,737,267

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

Pledged Loans
As of March 31, 2023, the carrying cost for the FHLBNY collateral was approximately $930 million and approximately $982 million for the FRB. As of March 31, 2023, the fair value for the FHLBNY collateral was approximately $818 million and approximately $922 million for the FRB.  As a result, Arrow’s available borrowing capacity at March 31, 2023 was $1.3 billion. This does not include access to the brokered CD market which is an additional source of available liquidity.

Note 6.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of March 31, 2023, December 31, 2022 and March 31, 2022:

Commitments to Extend Credit and Letters of Credit
	March 31, 2023	December 31, 2022	March 31, 2022
Notional Amount:
Commitments to Extend Credit	$478,253	$424,197	$438,055
Standby Letters of Credit	3,424	3,627	3,351
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	6	2	23

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at March 31, 2023, December 31, 2022 and March 31, 2022 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Arrow's policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at March 31, 2023, December 31, 2022 and March 31, 2022, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

Note 7.    COMPREHENSIVE INCOME (LOSS) (In Thousands)

The following table presents the components of other comprehensive income (loss) for the three month periods ended March 31, 2023 and 2022:

Schedule of Comprehensive Income (Loss)
	Three Months Ended March 31,
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
2023
Net Unrealized Securities Holding Gain on Securities Available-for-Sale Arising During the Period	$8,219	$(2,120)	$6,099
Net Unrealized Loss on Cash Flow Swap	(800)	207	(593)
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	198	(51)	147
Amortization of Net Retirement Plan Actuarial Gain	(25)	7	(18)
Amortization of Net Retirement Plan Prior Service Cost	52	(15)	37
Other Comprehensive Income	$7,644	$(1,972)	$5,672

2022
Net Unrealized Securities Holding Loss on Securities Available-for-Sale Arising During the Period	$(29,955)	$7,659	$(22,296)
Net Unrealized Gain on Cash Flow Swap	1,512	(387)	1,125
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(29)	8	(21)
Amortization of Net Retirement Plan Actuarial Loss	57	(15)	42
Amortization of Net Retirement Plan Prior Service Cost	7	(1)	6
Other Comprehensive Loss	$(28,408)	$7,264	$(21,144)

The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)

	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Loss	Net Prior Service Cost

For the quarter-to-date periods ended:
December 31, 2022	$(48,841)	$4,054	$(4,467)	$(401)	$(49,655)
Other comprehensive income or loss before reclassifications	6,099	(593)	—	—	5,506
Amounts reclassified from accumulated other comprehensive income or loss	—	147	(18)	37	166
Net current-period other comprehensive income or loss	6,099	(446)	(18)	37	5,672
March 31, 2023	$(42,742)	$3,608	$(4,485)	$(364)	$(43,983)

December 31, 2021	$(614)	$1,320	$639	$(998)	$347
Other comprehensive income or loss before reclassifications	(22,296)	1,125	—	—	(21,171)
Amounts reclassified from accumulated other comprehensive income or loss	—	(21)	42	6	27
Net current-period other comprehensive (loss) or income	(22,296)	1,104	42	6	(21,144)
March 31, 2022	$(22,910)	$2,424	$681	$(992)	$(20,797)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income or loss:

Reclassifications Out of Accumulated Other Comprehensive Income or Loss

Details about Accumulated Other Comprehensive Income or Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income or Loss		Affected Line Item in the Statement Where Net Income Is Presented

For the quarter-to-date periods ended:

March 31, 2023
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	$(198)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(52)	(1)	Salaries and Employee Benefits
Actuarial gain	25	(1)	Salaries and Employee Benefits
	(225)		Total before Tax
	59		Provision for Income Taxes
Total reclassifications for the period	$(166)		Net of Tax

March 31, 2022
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$29		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	$(7)	(1)	Salaries and Employee Benefits
Actuarial loss	(57)	(1)	Salaries and Employee Benefits
	(35)		Total before Tax
	8		Provision for Income Taxes
Total reclassifications for the period	$(27)		Net of Tax

(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

Note 8.    STOCK-BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

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

The following table summarizes information about stock option activity for the year to date period ended March 31, 2023:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2023	279,050	$29.41
Granted	56,000	32.41
Exercised	(3,772)	21.58
Forfeited	(1,306)	18.60
Outstanding at March 31, 2023	329,972	30.06

Vested at Period-End	198,989	28.59
Expected to Vest	130,983	32.28

Stock Options Granted
Weighted Average Grant Date Information:
Fair Value of Options Granted	$8.02
Fair Value Assumptions:
Dividend Yield	3.30%
Expected Volatility	28.38%
Risk Free Interest Rate	3.57%
Expected Lives (in years)	8.34

The following table presents information on the amounts expensed related to stock options for the three month periods ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Amount expensed	$85	$75

Restricted Stock Units - The Company grants restricted stock units which gives the recipient the right to receive shares of Company stock upon vesting. The fair value of each restricted stock unit is the market value of Company stock on the date of grant. 100% of the restricted stock unit awards vest three years from the grant date. Once vested, the restricted stock units become vested units and are no longer forfeitable. Vested units are not settled until the recipient's employment has terminated. Unvested restricted stock unit awards will generally be forfeited if the recipient ceases to be employed by the Company, with limited exceptions.

The following table summarizes information about restricted stock unit activity for the periods ended March 31, 2023 and 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	13,520	$31.38
Granted	5,014	32.41
Vested	(4,182)	32.29
Non-vested at March 31, 2023	14,352	31.48

Non-vested at January 1, 2022	13,599	29.27
Granted	4,312	34.79
Vested	(4,391)	28.17
Non-vested at March 31, 2022	13,520	31.38
The following table presents information on the amounts expensed related to restricted stock units for the periods ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Amount expensed	$37	$35

Employee Stock Purchase Plan
Arrow sponsors an ESPP under which employees may purchase Arrow's common stock at a discount below market price. The current amount of the discount is 5%. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan. We have suspended the operation of the ESPP as a result of the delayed filing of the Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K") and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (this "Report") and the related effects under applicable securities laws.

Employee Stock Ownership Plan
Arrow maintains an ESOP, pursuant to which substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements. The Company makes cash contributions to the ESOP each year.

Note 9.    RETIREMENT BENEFIT PLANS (Dollars in Thousands)

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
Segment interest rates of 5.09%, 5.60%, 5.41% were used in determining the present value of a lump sum payment/annuitizing cash balance accounts as of December 31, 2022.
Effective January 1, 2021, GFNB amended the Arrow Financial Corporation Employees' Pension Plan (the "Plan"). The Plan change was adopted January 1, 2021 and the amendment was valued as of December 31, 2020. The Plan amendment was as follows:
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
Effective January 1, 2021, GFNB amended the Arrow Financial Corporation Employees' Select Executive Retirement Plan. The plan change was adopted January 1, 2021 and the amendment was valued as of December 31, 2020. The plan amendment provides a special adjustment to the monthly benefit payment for certain retirees. The plan amendment caused a $122,797 increase in the projected benefit obligation creating a positive prior service cost which will be amortized over 12.5 years.
Settlement accounting is required when lump sum payments during a fiscal year exceed that fiscal year's Service Cost plus Interest Cost components of the Net Periodic Pension Cost. For 2022, the sum of the Service Cost and Interest Cost was $3.3 million and the 2022 total lump sum payments exceeded that amount by the end of the third quarter 2022. The Plan therefore recognized in the 2022 Net Periodic Pension Cost a portion of the Unamortized Net (Gain)/Loss equal to the ratio of the projected benefit obligation for the participants that received a lump sum to the total projected benefit obligation. As of December 31, 2022, the Unamortized Net Loss prior to reflecting settlement accounting was $7.2 million. The ratio of the projected benefit obligation for participants that received a lump sum to the total projected benefit obligation was 8.06%. The effect of the settlement that was recognized in the 2022 Net Periodic Pension Cost was $577 thousand, which was fully reflected in the 2022 Net Periodic Cost. Settlement accounting was not required for the three-month period ended March 31, 2023.

The following tables provide the components of net periodic benefit costs for the three-month periods ended March 31, 2023 and 2022:

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Cost
For the Three Months Ended March 31, 2023:
Service Cost [1]	$413	$163	$18
Interest Cost [2]	530	62	87
Expected Return on Plan Assets [2]	(857)	—	—
Amortization of Prior Service Cost [2]	16	10	26
Amortization of Net Loss (Gain) [2]	36	18	(79)
Net Periodic Cost	$138	$253	$52

Plan Contributions During the Period	$—	$116	$27

For the Three Months Ended March 31, 2022:
Service Cost [1]	$488	$147	$27
Interest Cost [2]	367	51	64
Expected Return on Plan Assets [2]	(1,099)	—	—
Amortization of Prior Service Cost [2]	19	11	27
Amortization of Net Loss (Gain) [2]	—	39	(32)
Net Periodic (Benefit) Cost	$(225)	$248	$86

Plan Contributions During the Period	$—	$116	$55

Estimated Future Contributions in the Current Fiscal Year	$—	$154	$81
Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the period ended March 31, 2023 and currently, additional contributions in 2023 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 10.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for periods ended March 31, 2023 and 2022.  When applicable, share and per share amounts have been adjusted for the September 23, 2022, 3% stock dividend.

Earnings Per Share
	Three Months Ended
	March 31, 2023	March 31, 2022
Earnings Per Share - Basic:
Net Income	$8,562	$12,575
Weighted Average Shares - Basic	16,552	16,511
Earnings Per Share - Basic	$0.52	$0.76

Earnings Per Share - Diluted:
Net Income	$8,562	$12,575
Weighted Average Shares - Basic	16,552	16,511
Dilutive Average Shares Attributable to Stock Options	12	55
Weighted Average Shares - Diluted	16,564	16,566
Earnings Per Share - Diluted	$0.52	$0.76

Note 11.    FAIR VALUES (Dollars In Thousands)

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2023, December 31, 2022 and March 31, 2022 were AFS securities, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
March 31, 2023
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$177,585	$—	$177,585	$—
State and Municipal Obligations	320	—	320	—
Mortgage-Backed Securities	386,988	—	386,988	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	565,693	—	565,693	—
Equity Securities	2,070	—	2,070	—
Total Securities Measured on a Recurring Basis	567,763	—	567,763	—
Derivatives, included in other assets	6,206	—	6,206	—
Total Measured on a Recurring Basis	$573,969	$—	$573,969	$—
Liabilities:
Derivatives, included in other liabilities	6,206	—	6,206	—
Total Measured on a Recurring Basis	$6,206	$—	$6,206	$—
December 31, 2022
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$175,199	$—	$175,199	$—
State and Municipal Obligations	340	—	340	—
Mortgage-Backed Securities	397,156	—	397,156	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	573,495	—	573,495	—
Equity Securities	2,174	—	2,174	—

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total Securities Measured on a Recurring Basis	575,669	—	575,669	—
Derivatives, included in other liabilities	7,506	—	7,506	—
Total Measured on a Recurring Basis	$583,175	$—	$583,175	$—
Liabilities:
Derivatives, included in other liabilities	$7,506	—	$7,506	—
Total Measured on a Recurring Basis	$7,506	$—	$7,506	$—
March 31, 2022
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$132,744	$—	$132,744	$—
State and Municipal Obligations	380	—	380	—
Mortgage-Backed Securities	448,504	—	448,504	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	582,428	—	582,428	—
Equity Securities	1,877	—	1,877	—
Total Securities Measured on a Recurring Basis	584,305	—	584,305	—
Derivatives, included in other assets	4,131	—	4,131	—
Total Measured on a Recurring Basis	$588,436	$—	$588,436	$—
Liabilities:
Derivatives, included in other liabilities	4,131	—	4,131	—
Total Measured on a Recurring Basis	$4,131	$—	$4,131	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
March 31, 2023
Collateral Dependent Evaluated Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	144	—	—	144	—
December 31, 2022
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	593	—	—	593	—
March 31, 2022
Collateral Dependent Impaired Loans	$2,168	$—	$—	$2,168
Other Real Estate Owned and Repossessed Assets, Net	180	—	—	180	—

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

Fair Value Methodology for Assets and Liabilities Measured on a Recurring Basis

The fair value of Level 1 AFS securities are based on unadjusted, quoted market prices from exchanges in active markets. The fair value of Level 2 AFS securities are based on an independent bond and equity pricing service for identical assets or significantly similar securities and an independent equity pricing service for equity securities not actively traded.  The pricing services use a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. The fair value of Level 2 equities are based on the last observable price in open markets. The fair value of Level 2 equities are based on the last observable price in open markets.  The fair value of Level 2 derivatives is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes.

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent evaluated loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at March 31, 2023, December 31, 2022 and March 31, 2022.

Fair Value Methodology for Financial Instruments Not Measured on a Recurring or Nonrecurring Basis

The fair value for HTM securities is determined utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.
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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Cash and Cash Equivalents	$203,472	$203,472	$203,472	$—	$—
Securities Available-for-Sale	565,693	565,693	—	565,693	—
Securities Held-to-Maturity	167,347	164,439	—	164,439	—
Equity Securities	2,070	2,070	—	2,070	—
Federal Home Loan Bank and Federal Reserve Bank Stock	10,027	10,027	—	10,027	—
Net Loans	2,974,568	2,705,312	—	—	2,705,312
Accrued Interest Receivable	9,857	9,857	—	9,857	—
Derivatives, included in other assets	6,206	6,206		6,206
Deposits	3,546,349	3,540,854	—	3,540,854	—
Federal Home Loan Bank Term Advances	107,800	107,830	—	107,830	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	1,170	1,170	—	1,170	—
Derivatives, included in other liabilities	6,206	6,206	—	6,206	—

December 31, 2022
Cash and Cash Equivalents	$64,660	$64,660	$64,660	$—	$—
Securities Available-for-Sale	573,495	573,495	—	573,495	—
Securities Held-to-Maturity	175,364	171,623	—	171,623	—
Equity Securities	2,174	2,174		2,174
Federal Home Loan Bank and Federal Reserve Bank Stock	6,064	6,064	—	6,064	—
Net Loans	2,953,255	2,742,721	—	—	2,742,721
Accrued Interest Receivable	9,890	9,890	—	9,890	—
Derivatives, included in other assets	7,506	7,506	—	7,506	—
Deposits	3,498,364	3,492,021	—	3,492,021	—
Federal Home Loan Bank Term Advances	27,800	27,800	—	27,800	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	357	357	—	357	—
Derivatives, included in other liabilities	7,506	7,506	—	7,506	—

March 31, 2022
Cash and Cash Equivalents	$487,578	$487,578	$487,578	$—	$—
Securities Available-for-Sale	582,428	582,428	—	582,428	—
Securities Held-to-Maturity	196,661	195,862	—	195,862	—
Equity Securities	1,877	1,877	—	1,877
Federal Home Loan Bank and Federal Reserve Bank Stock	4,491	4,491	—	4,491	—
Net Loans	2,709,606	2,648,804	—	—	2,648,804
Accrued Interest Receivable	8,099	8,099	—	8,099	—
Derivatives, included in other assets	4,131	4,131	—	4,131	—
Deposits	3,715,373	3,711,189	—	3,711,189	—
Federal Home Loan Bank Term Advances	25,000	25,001	—	25,001	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	102	102	—	102	—
Derivatives, included in other liabilities	4,131	4,131	—	4,131	—

Note 12.    LEASES (Dollars In Thousands)

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
Arrow leases two of its branch offices, at market rates, from Stewart’s Shops Corp.  Mr. Gary C. Dake, President of Stewart’s Shops Corp., serves as a Director on the Board of Directors of Arrow and the two subsidiary banks. Arrow also leases one administrative office from an entity controlled by Elizabeth Miller, who also serves as a Director on the Board of Directors of Arrow and the two subsidiary banks.

The following includes quantitative data related to Arrow's leases as of and for the three months ended March 31, 2023 and March 31, 2022:

		Three Months Ended
Finance Lease Amounts:	Classification	March 31, 2023	March 31, 2022
Right-of-Use Assets	Premises and Equipment, Net	$4,593	$4,770
Lease Liabilities	Finance Leases	5,106	5,156

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$5,388	$6,676
Lease Liabilities	Other Liabilities	5,584	6,863

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$49	$49
Operating Outgoing Cash Flows From Operating Leases		257	260
Financing Outgoing Cash Flows From Finance Leases		13	13
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		19	—
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		27.00	28.00
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		11.45	11.20
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		2.97%	2.81%

Lease cost information for Arrow's leases is as follows:
	Three Months Ended
	March 31, 2023	March 31, 2022
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$44	$44
Interest on Lease Liabilities	49	49
Operating Lease Cost	298	312
Short-term Lease Cost	14	10
Variable Lease Cost	73	95
Total Lease Cost	$478	$510

Future Lease Payments at March 31, 2023 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
3/31/2024	$866	$243
3/31/2025	685	254
3/31/2026	625	265
3/31/2027	561	268
3/31/2028	526	268
Thereafter	3,455	7,197
Total Undiscounted Cash Flows	$6,718	$8,495
Less: Net Present Value Adjustment	1,134	3,389
Lease Liability	$5,584	$5,106

Note 13.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (In Thousands)

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	March 31, 2023	December 31, 2022	March 31, 2022
Fair value adjustment included in other assets	$6,206	$7,506	$4,131
Fair value adjustment included in other liabilities	6,206	7,506	4,131
Notional amount	126,637	127,763	171,182

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income:

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Amount of (loss) gain recognized in AOCI	$(800)	$3,467	$1,512
Amount of (loss) gain reclassified from AOCI to interest expense	(198)	(204)	29

Note 14.    RELATED PARTY TRANSACTIONS

A member of the GFNB Board of Directors, is the Chief Executive Officer of the general contractor leading the multi-year renovation project to enhance and improve the downtown Glens Falls Main Campus. The reconstruction will provide added energy efficiency and more collaborative work space. In the first quarter of 2023, Arrow paid $1.3 million to this general contractor. GFNB is a subsidiary of Arrow Financial Corporation.

Note 15. SUBSEQUENT EVENTS

Effective May 12, 2023, Mr. Murphy terminated his employment as President and CEO and as a director of the Company and all other positions he held with the Company and its affiliates. Effective May 13, 2023, the Company appointed David S. DeMarco to serve as President and CEO of the Company and GFNB, in addition to continuing to serve as President and CEO of SNB.
The Company became aware that on June 23, 2023, Robert C. Ashe filed a putative class action complaint against the Company in the United States District Court for the Northern District of New York. In addition to the Company, the complaint names as defendants Thomas J. Murphy, the Company’s former CEO and from September 30, 2022, to February 20, 2023, its interim CFO, Edward J. Campanella, the Company’s former CFO, and Penko Ivanov, the Company’s current CFO (“Individual Defendants” and, together with the Company, the "Defendants"). The complaint alleges that the Defendants made materially false and misleading statements regarding the Company’s business, operations and compliance policies in the Company’s public filings between March 12, 2022 and May 12, 2023. The complaint further alleges that the Individual Defendants are liable for these materially false and misleading statements as "controlling persons" of the Company. Based on these allegations, the complaint brings two claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and of Section 20(a) of the Exchange Act. Mr. Ashe, on behalf of a purported class of shareholders, seeks compensatory damages as well as recovery of the costs and fees associated with the litigation. The Company believes the lawsuit to be without merit and expressly denies any wrongdoing in connection with the matters claimed in the complaint and intends to vigorously defend the lawsuit. As of the date of filing of this Form 10-Q, the Company has not been served with the complaint.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Arrow Financial Corporation:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of March 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated July 17, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
July 27, 2023

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2023

NOTE ON TERMINOLOGY
In this Report, the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Report, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Report is comprised of the group of 167 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s "Bank Holding Company Performance Report" for December 31, 2022 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

THE COMPANY AND ITS SUBSIDIARIES
Arrow is a two-bank holding company headquartered in Glens Falls, New York.  The banking subsidiaries are GFNB, whose main office is located in Glens Falls, New York, and SNB whose main office is located in Saratoga Springs, New York.  Active subsidiaries of GFNB include Upstate Agency, LLC (an insurance agency that sells property and casualty insurance and also specializes in selling and servicing group health care policies and life insurance), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to Arrow's proprietary mutual funds) and Arrow Properties, Inc. (a REIT). Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004, which issued trust preferred securities (TRUPs), which are still outstanding.

FORWARD-LOOKING STATEMENTS
This Report contains statements that are not historical in nature but rather are based on Arrow's beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "continue," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include statements regarding Arrow's asset quality, the level of allowance for credit losses, the sufficiency of liquidity sources, interest rate change exposure, changes in accounting standards, and Arrow's tax plans and strategies. Some of these statements, such as those included in the interest rate sensitivity analysis in Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. Other forward-looking statements are based on Arrow's general perceptions of market conditions and trends in business activity, both Arrow's and in the banking industry generally, as well as current management strategies for future operations and development.

These forward-looking statements may not be exhaustive, are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  You should not place undue reliance on any such forward-looking statements. In the case of all forward-looking statements, our actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to the following:

•Market conditions could present significant challenges to the U.S. commercial banking industry and its core business of making and servicing loans and any substantial downturn in the regional markets in which Arrow operates or in the U.S. economy generally could adversely affect Arrow's ability to maintain steady growth in the loan portfolio and earnings.
•A continued period of high inflation could adversely impact our business and our customers.
•Arrow operates in a highly competitive industry and market areas that could negatively affect growth and profitability.
•Uncertainty relating to the discontinuance of LIBOR and other reference rates and their potential discontinuance may negatively impact our access to funding and the value of our financial instruments and commercial agreements.
•The financial services industry is faced with technological advances and changes on a continuing basis, and failure to adapt to these advances and changes could have a material adverse impact on Arrow's business.
•Problems encountered by other financial institutions could adversely affect Arrow.
•Any future economic or financial downturn, including any significant correction in the equity markets, may negatively affect the volume of income attributable to, and demand for, fee-based services of banks such as Arrow, including Arrow's fiduciary business.
•Potential complications with the implementation of our new core banking system could adversely impact our business and operations.
•Arrow faces continuing and growing security risks to its information base including the information maintained relating to customers, and any breaches in the security systems implemented to protect this information could have a material negative effect on Arrow's business operations and financial condition.
•Business could suffer if Arrow loses key personnel unexpectedly or if employee wages increase significantly.
•COVID-19 or other health emergencies may adversely affect Arrow’s business activities, financial condition and results of operations.
•Arrow is subject to interest rate risk, which could adversely affect profitability.
•Arrow could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
•Arrow's allowance for possible credit losses may be insufficient, and an increase in the allowance would reduce earnings.
•Arrow’s financial condition and the results of its operations could be negatively impacted by liquidity management.

•The increasing complexity of Arrow's operations presents varied risks that could affect earnings and financial condition.
•We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in a material misstatement of our financial statements.
•The Company relies on the operations of its banking subsidiaries to provide liquidity, which, if limited, could impact Arrow's ability to pay dividends to its shareholders or to repurchase its common stock.
•Capital and liquidity standards require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.
•Federal banking statutes and regulations could change in the future, which may adversely affect Arrow.
•Non-compliance with the Patriot Act, Bank Secrecy Act, or other anti-money laundering laws and regulations could result in fines or sanctions and restrictions on conducting acquisitions or establishing new branches.
•Arrow, through its banking subsidiaries, is subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.
•Disruption in the continuity, timing and effectiveness of the recent transition in executive management could adversely affect Arrow’s business activities, financial condition and results of operations.

Arrow is under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results. All forward-looking statements, express or implied, included in this Report and the documents incorporated by reference and that are attributable to Arrow are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Arrow or any persons acting on its behalf may issue. This Report should be read in conjunction with the 2022 Form 10-K and our other filings with the SEC.

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

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of non-interest expense to net interest income and non-interest income.  Net interest income as utilized in calculating the efficiency ratio is typically the same as the net interest income presented in Selected Financial Information table discussed in the preceding paragraph, i.e., it is expressed on a tax-equivalent basis.  Moreover, many financial institutions, in calculating the efficiency ratio, also adjust both non-interest expense and non-interest income to exclude from these items (as calculated under GAAP) certain recurring component elements of income and expense, such as intangible asset amortization (which is included in non-interest expense under GAAP but may be excluded therefrom for purposes of calculating the efficiency ratio) and securities gains or losses (which are reflected in the calculation of non-interest income under GAAP but may be excluded therefrom for purposes of calculating the efficiency ratio).  Arrow makes these adjustments.

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

Arrow Financial Corporation
Selected Quarterly Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
Net Income	$8,562	$12,087	$12,163	$11,974	$12,575
Transactions in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	(76)	35	70	114	96

Share and Per Share Data:[1]
Period End Shares Outstanding	16,553	16,552	16,523	16,503	16,493
Basic Average Shares Outstanding	16,552	16,535	16,512	16,494	16,511
Diluted Average Shares Outstanding	16,564	16,589	16,558	16,535	16,566
Basic Earnings Per Share	$0.52	$0.73	$0.74	$0.72	$0.76
Diluted Earnings Per Share	0.52	0.73	0.74	0.72	0.76
Cash Dividend Per Share	0.270	0.270	0.262	0.262	0.262

Selected Quarterly Average Balances:
Interest Bearing Deposits at Banks	$40,436	$143,499	$209,001	$232,545	$410,644
Investment Securities	813,461	845,859	821,052	822,112	797,347
Loans	2,991,928	2,951,547	2,872,066	2,804,180	2,678,796
Deposits	3,480,279	3,614,945	3,598,519	3,569,754	3,582,256
Other Borrowed Funds	100,596	63,304	50,125	50,140	68,596
Stockholders’ Equity	359,556	351,402	361,675	357,228	370,264
Total Assets	3,978,851	4,074,028	4,047,738	4,012,999	4,054,943
Return on Average Assets, annualized	0.87%	1.18%	1.19%	1.20%	1.26%
Return on Average Equity, annualized	9.66%	13.65%	13.34%	13.44%	13.77%
Return on Average Tangible Equity, annualized [2]	10.33%	14.62%	14.27%	14.40%	14.72%
Average Earning Assets	$3,845,825	$3,940,905	$3,902,119	$3,858,837	$3,886,787
Average Paying Liabilities	2,782,299	2,891,092	2,781,985	2,808,287	2,855,884
Interest Income	36,110	35,904	34,207	30,593	28,947
Tax-Equivalent Adjustment [3]	202	279	268	269	270
Interest Income, Tax-Equivalent [3]	36,312	36,183	34,475	30,862	29,217
Interest Expense	8,016	5,325	3,306	1,555	1,122
Net Interest Income	28,094	30,579	30,901	29,038	27,825
Net Interest Income, Tax-Equivalent [3]	28,296	30,858	31,169	29,307	28,095
Net Interest Margin, annualized	2.96%	3.08%	3.14%	3.02%	2.90%
Net Interest Margin, Tax Equivalent, annualized [3]	2.98%	3.11%	3.17%	3.05%	2.93%

Efficiency Ratio Calculation: [4]
Non-Interest Expense	$22,296	$20,792	$21,448	$20,345	$18,945
Less: Intangible Asset Amortization	45	47	48	48	49
Net Non-Interest Expense	$22,251	$20,745	$21,400	$20,297	$18,896
Net Interest Income, Tax-Equivalent [3]	$28,296	$30,858	$31,169	$29,307	$28,095
Non-Interest Income	6,677	7,165	7,827	7,744	8,162
Less: Net Changes in Fair Value of Equity Invest.	(104)	48	95	154	130
Net Gross Income	$35,077	$37,975	$38,901	$36,897	$36,127
Efficiency Ratio [4]	63.43%	54.63%	55.01%	55.01%	52.30%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$363,371	$353,538	$345,550	$356,498	$357,243
Book Value per Share [1]	21.95	21.36	20.91	21.60	21.66
Goodwill and Other Intangible Assets, net	23,273	23,373	23,477	23,583	23,691
Tangible Book Value per Share [1,2]	20.55	19.95	19.49	20.17	20.22

Capital Ratios:[5]
Tier 1 Leverage Ratio	10.13%	9.80%	9.71%	9.60%	9.37%
Common Equity Tier 1 Capital Ratio	13.34%	13.32%	13.14%	13.14%	13.48%
Tier 1 Risk-Based Capital Ratio	14.03%	14.01%	13.85%	13.86%	14.23%
Total Risk-Based Capital Ratio	15.15%	15.11%	14.93%	14.93%	15.33%

Assets Under Trust Admin. & Investment Mgmt.	$1,672,117	$1,606,132	$1,515,994	$1,589,178	$1,793,747

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

		3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
	Total Stockholders' Equity (GAAP)	$363,371	$353,538	$345,550	$356,498	$357,243
	Less: Goodwill and Other Intangible assets, net	23,273	23,373	23,477	23,583	23,691
	Tangible Equity (Non-GAAP)	$340,098	$330,165	$322,073	$332,915	$333,552

	Period End Shares Outstanding	16,553	16,552	16,523	16,503	16,493
	Tangible Book Value per Share (Non-GAAP)	$20.55	$19.95	$19.49	$20.17	$20.22
	Net Income	8,562	12,087	12,163	11,974	12,575
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	10.33%	14.62%	14.27%	14.40%	14.72%

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 45.

		3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
	Interest Income (GAAP)	$36,110	$35,904	$34,207	$30,593	$28,947
	Add: Tax-Equivalent adjustment (Non-GAAP)	202	279	268	269	270
	Interest Income - Tax Equivalent (Non-GAAP)	$36,312	$36,183	$34,475	$30,862	$29,217
	Net Interest Income (GAAP)	$28,094	$30,579	$30,901	$29,038	$27,825
	Add: Tax-Equivalent adjustment (Non-GAAP)	202	279	268	269	270
	Net Interest Income - Tax Equivalent (Non-GAAP)	$28,296	$30,858	$31,169	$29,307	$28,095
	Average Earning Assets	$3,845,825	$3,940,905	$3,902,119	$3,858,837	$3,886,787
	Net Interest Margin (Non-GAAP)*	2.98%	3.11%	3.17%	3.05%	2.93%

4.
Non-GAAP Financial Measures: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes that the efficiency ratio provides investors with information that is useful in understanding our financial performance. Arrow defines efficiency ratio as the ratio of our non-interest expense to our net gross income (which equals tax-equivalent net interest income plus non-interest income, as adjusted). There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 45.

5.
For the current quarter, all of the regulatory capital ratios as well as the Total Risk-Weighted Assets are calculated in accordance with bank regulatory capital rules. The March 31, 2023 CET1 ratio listed in the tables (i.e., 13.34%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
	Total Risk Weighted Assets	$2,909,610	$2,883,902	$2,856,224	$2,790,520	$2,661,952
	Common Equity Tier 1 Capital	388,228	384,003	375,394	366,798	358,738
	Common Equity Tier 1 Capital Ratio	13.34%	13.32%	13.14%	13.14%	13.48%

* Quarterly ratios have been annualized.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Dollars In Thousands)

Quarter Ended March 31:	2023			2022
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest Bearing Deposits at Banks	$40,436	$479	4.80%	$410,644	$198	0.20%
Investment Securities:
Fully Taxable	652,743	2,948	1.83	618,806	2,189	1.43
Exempt from Federal Taxes	160,718	797	2.01	178,541	821	1.86
Loans	2,991,928	31,886	4.32	2,678,796	25,739	3.90
Total Earning Assets	3,845,825	36,110	3.81	3,886,787	28,947	3.02
Allowance for Credit Losses	(29,792)			(27,165)
Cash and Due From Banks	30,518			37,654
Other Assets	132,300			157,667
Total Assets	$3,978,851			$4,054,943
Deposits:
Interest Bearing Checking Accounts	$964,735	370	0.16	$1,027,740	163	0.06
Savings Deposits	1,474,251	5,587	1.54	1,557,855	417	0.11
Time Deposits of $250,000 or More	94,415	574	2.47	70,101	28	0.16
Other Time Deposits	148,302	474	1.30	131,592	109	0.34
Total Interest Bearing Deposits	2,681,703	7,005	1.06	2,787,288	717	0.10
Short-Term Borrowings	40,138	490	4.95	—	—
FHLBNY Term Advances & Other Long-Term Debt	55,356	472	3.46	63,444	356	2.28
Finance Leases	5,102	49	3.89	5,152	49	3.86
Total Interest Bearing Liabilities	2,782,299	8,016	1.17	2,855,884	1,122	0.16
Non-Interest Bearing Deposits	798,576			794,968
Other Liabilities	38,420			33,827
Total Liabilities	3,619,295			3,684,679
Stockholders’ Equity	359,556			370,264
Total Liabilities and Stockholders’ Equity	$3,978,851			$4,054,943
Net Interest Income		$28,094			$27,825
Net Interest Spread			2.64%			2.86%
Net Interest Margin			2.96%			2.90%

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month period ended March 31, 2023 and the financial conditions as of March 31, 2023 and 2022.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Unaudited Interim Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of Q1 2023 Financial Results: Net income for the first quarter of 2023 was $8.6 million, down from $12.6 million for the prior-year period. The year-over-year decline in first-quarter was due to a variety of factors. Income earned on loans increased $6.1 million driven by strong loan growth in 2022. Interest expense increased $6.9 million as a result of the raising rate environment and increased competitive pricing pressure. In addition, non-interest income decreased by $1.5 million and non-interest expenses increased by $3.4 million.
Diluted earnings per share (EPS) for the first quarter of 2023 was $0.52, a decrease of 31.6% from EPS of $0.76 reported for the first quarter of 2022. Return on average equity (ROE) for the first quarter of 2023 decreased to 9.66%, as compared to a ROE of 13.77% for the quarter ended March 31, 2022. Return on average assets (ROA) for the first quarter of 2023 was 0.87%, a decrease from an ROA of 1.26% for the quarter ended March 31, 2022.
Total loans were $3.0 billion as of March 31, 2023 reaching a record high for Arrow. Loan growth for the first quarter of 2023 was $22.1 million and increased $268.1 million, or 9.8%, from March 31, 2022. In the first quarter of 2023, total outstanding commercial loans increased $4.0 million, or 0.5%. The consumer loan portfolio grew by $8.2 million, or 0.8%, in the first quarter of 2023, primarily within the indirect automobile lending program. Total outstanding residential real estate loans increased $10.0 million, or 0.9%, for the first quarter of 2023.
At March 31, 2023, deposit balances were $3.5 billion. Deposits in the first quarter of 2023 increased by $48.0 million from the prior quarter and decreased by $169.0 million, or 4.5%, from the prior-year level. Municipal deposits increased $110.5 million in the first quarter and decreased $22.1 million, or 2.2%, from March 31, 2022. Non-municipal deposits decreased $62.5 million for the quarter and $147.0 million, or 5.4%, from March 31, 2022. Non-interest bearing deposits represented 22.2% of total deposits at March 31, 2023, compared to 21.9% of total deposits at March 31, 2022. At March 31, 2023, total time deposits were $301.8 million.
Net interest income for the first quarter was $28.1 million, up 1.0% from $27.8 million in the comparable quarter of 2022. Interest and fees on loans were $31.9 million for the first quarter of 2023, an increase of 23.9% from $25.7 million for the quarter ending March 31, 2022 due to loan growth and higher market rates. Interest and fees related to Paycheck Protection Program ("PPP") loans, included in the $25.7 million total, were $1.1 million in the first quarter of 2022. The PPP program ended in 2022. Interest expense for the first quarter of 2023 was $8.0 million, an increase of $6.9 million, or 614.4%, from $1.1 million in expense for the comparable quarter ending March 31, 2022 due to changes in deposit composition and higher deposit rates.
Net interest margin was 2.96% for the quarter, compared to 2.90% for the first quarter of 2022. The increase in net interest margin was due to a variety of factors including loan growth, higher market rates impacting asset yields and cost of funds and a reduction in cash balances. Net interest margin, excluding PPP income, increased to 2.96% from 2.81% in the comparable prior-year quarter. The cost of interest bearing liabilities increased primarily due to the repricing of deposits and a change in deposit composition.
Non-interest income for the three months ended March 31, 2023, was $6.7 million, compared to $8.2 million in the comparable 2022 quarter. Income from fiduciary activities for the three months ended March 31, 2023, decreased by $321 thousand over the comparable quarter of 2022, driven by market conditions. Fees and other services to customers decreased $200 thousand over the comparable quarter of 2022. Other operating income decreased $691 thousand from the comparable quarter of 2022 due to a variety of factors, including a decline in the gain on other assets of $463 thousand and a decrease in income earned on bank-owned life insurance of $181 thousand.
Non-interest expense for the first quarter of 2023 was $22.3 million, an increase from $18.9 million for the first quarter of 2022. The increase was primarily due to $1.0 million of additional legal and professional fees associated with the delay in the filing of the 2022 Form 10-K. In addition, other operating expenses included a credit for estimated credit losses on off-balance sheet exposures of $68 thousand for the first quarter of 2023 versus a larger credit of $316 thousand recognized in the first quarter of 2022 Technology and equipment spending increased $638 thousand from the first quarter of 2022, driven primarily by management's commitment to invest in new technology to enhance the customer experience and optimize operations. Salaries and benefits increased compared to the first quarter of 2022 as a result of pension and other benefit expenses.
For the first quarter of 2023, the provision for credit losses was $1.6 million, compared to $769 thousand in provision expense in the prior-year quarter. The key drivers for the change were increased loan charge-offs and a more challenging economic forecast. The changes in net income, net interest income and net interest margin between the three-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 63.

Regulatory Capital and Change in Stockholders' Equity: At March 31, 2023, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Capital Rules") at both the holding company and bank levels.  At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.
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
Stockholders’ equity was $363.4 million at March 31, 2023, an increase of $9.8 million, or 2.8%, from the December 31, 2022 level of $353.5 million, and an increase of $6.1 million, or 1.7%, from the prior-year level. The increase in stockholders' equity over the first three months of 2023 principally reflected the following factors: the addition of (i) $8.6 million of net income for the period plus (ii) other comprehensive gain of $5.7 million and (iii) issuance of $0.9 million of common stock through employee benefit and dividend reinvestment plans reduced by (iv) cash dividends of $4.5 million and (v) repurchases of common stock of $0.8 million. The components of the change in stockholders’ equity since year-end 2022 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At March 31, 2023, book value per share was $21.95, up by 1.3% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $20.55, an increase of $0.33,or 1.6%, over the level as of March 31, 2022. See the disclosure on page 45 related to the use of non-GAAP financial measures including tangible book value.
On March 31, 2023, Arrow's closing stock price was $24.91, representing a trading multiple of 1.21 to tangible book value. In the first quarter of 2023, Arrow paid a quarterly cash dividend of $0.27. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 61.

Loan Quality: Net charge-offs for the first quarter of 2023 were $722 thousand as compared to $389 thousand for the comparable 2022 quarter. The ratio of net charge-offs to average loans (annualized) was 0.10% for the three month period ended March 31, 2023, an increase from 0.06% for the three month period ended March 31, 2022.
For the first quarter of 2023, the provision for credit losses was $1.6 million and the credit for estimated credit losses on off-balance sheet credit exposures was $68 thousand. The allowance for credit losses was $30.8 million on March 31, 2023, which represented 1.02% of loans outstanding, as compared to 1.01% on March 31, 2022.
Nonperforming loans were $11.2 million at March 31, 2023, representing 0.37% of period-end loans, an increase from the March 31, 2022 ratio of 0.36% and a decrease from the December 31, 2022 ratio of 0.40%. The ratio continues to reasonably compare with the weighted average ratio of the peer group of 0.37% at December 31, 2022. Nonperforming assets of $11.3 million at March 31, 2023 represented 0.27% of period-end assets up from 0.24% at March 31, 2022.

Loan Segments: As of March 31, 2023, total loans grew by $22.1 million, or 0.7%, as compared to the balance at December 31, 2022. The largest increase was in the residential real estate loan portfolio which increased $10.0 million, or 0.9%. Consumer loans increased $8.2 million, or 0.8%, primarily comprised of automobile loans. Commercial and commercial real estate loans, increased by $4.0 million, or 0.5%, from December 31, 2022.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 28.3% of the total loan portfolio at period-end. Commercial property values in Arrow's region have largely remained stable, however, there remains uncertainty surrounding market conditions due to the inflation and the rising interest rate environment. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
•Consumer Loans: These loans (primarily automobile loans) comprised 35.7% of the total loan portfolio at period-end. Consumer automobile loans at March 31, 2023, were 99.6% of this portfolio segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. As of March 31, 2023, demand has slowed as a result of current economic conditions. Inflation and higher rates may continue to limit the potential growth in this category.
•Residential Real Estate Loans: These loans, including home equity loans, made up 36.0% of the total loan portfolio at period-end. Demand for residential real estate has continued but weakened as interest rates have increased. A continuous elevated rate environment may impact future demand. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. Arrow has historically sold a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and Access to Credit Markets: Arrow has not experienced any liquidity events or special concerns in recent years or thus far in 2023. Arrow’s liquidity position should provide the necessary flexibility to address any unexpected near-term disruptions. Interest bearing cash balances at March 31, 2023 were $178.4 million compared to $448.6 million at March 31, 2022 driven by strong loan growth in 2022 and deposits decreasing in the fourth quarter of 2022 primarily due to pandemic era excess deposits exiting the system and competitive pressures from the rising rate environment. Contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY and FRB totaling $1.3 billion. The terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 62). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Reference Rate Reform: On March 5, 2021, the ICE Benchmark Administration (the IBA), the administrator of LIBOR, and the United Kingdom’s Financial Conduct Authority, the regulatory supervisor for the IBA, announced certain future dates that LIBOR settings will cease to be provided by any administrator. In addition, regulators have issued statements indicating that financial institutions should not issue new LIBOR-based financial instruments after January 1, 2022. To prepare for the upcoming cessation of LIBOR, Arrow established a committee in 2020 comprised of Bank Management to prepare for the discontinuance of LIBOR, which is widely used to reprice floating rate financial instruments. Based on a review of existing floating rate financial instruments, Management has determined that the financial products tied to LIBOR will not be subject to cessation until June 30, 2023. This review also identified that only a few legacy contracts do not include appropriate fallback language. On March 15, 2022, the “Adjustable Interest Rate (LIBOR) Act” was enacted by Congress. The law provides basic framework for addressing the discontinuation of U.S. Dollar LIBOR under federal law. The law establishes a clear uniform process, on a nationwide basis, for replacing LIBOR in existing contracts that do not provide for the use of a clearly defined or practicable replacement benchmark rate (so-called “tough legacy” contracts), without affecting the ability of parties to use any appropriate benchmark rate in new contracts. Effective February 27, 2023, the Federal Reserve Board adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act. Arrow no longer issues new LIBOR-based financial instruments. Furthermore, U.S. Dollar LIBOR indices utilized by Arrow's existing financial instruments ceased June 30, 2023. On January 1, 2022, Arrow designated the CME Term Secured Overnight Financing Rate (SOFR) as the replacement index for financial instruments previously tied to LIBOR.

Visa Class B Common Stock: Arrow's subsidiary bank, GFNB, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in its litigation escrow account. On December 13, 2019, the Court granted final approval to a settlement in this class action lawsuit. On January 3, 2020 an appeal of the final-approved order was filed with the court. On December 16, 2021, the second circuit court of appeals set oral arguments regarding objections to final approval of the settlement for March 16, 2022. On March 16, 2022, the Second Circuit Court of Appeals heard oral arguments regarding objections to final approval of the settlement. On April 25, 2023, the Court of Appeals for the Second Circuit denied certain objectors’ request for panel rehearing or, in the alternative, rehearing en banc. It is unknown if any party will pursue further appeals to the U.S Supreme Court. When the appeals process is resolved and assuming the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. At March 31, 2023, GFNB held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to approximately 44,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, Arrow has not recognized any economic value for these shares.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	3/31/2023	12/31/2022	3/31/2022	$ Change From December	$ Change From March	% Change From December (not annualized)	% Change From March
Interest-Bearing Bank Balances	$178,365	$32,774	$448,614	$145,591	$(270,249)	444.2%	(60.2)%
Securities Available-for-Sale	565,693	573,495	582,428	(7,802)	(16,735)	(1.4)%	(2.9)%
Securities Held-to-Maturity	167,347	175,364	196,661	(8,017)	(29,314)	(4.6)%	(14.9)%
Equity Securities	2,070	2,174	1,877	(104)	193	(4.8)%	10.3%
Loans (1)	3,005,352	2,983,207	2,737,267	22,145	268,085	0.7%	9.8%
Allowance for Credit Losses	30,784	29,952	27,661	832	3,123	2.8%	11.3%
Earning Assets (1)	3,928,854	3,773,078	3,971,338	155,776	(42,484)	4.1%	(1.1)%
Total Assets	$4,114,630	$3,969,509	$4,156,402	$145,121	$(41,772)	3.7%	(1.0)%
Non-Interest Bearing Deposits	$788,690	$836,871	$813,066	$(48,181)	$(24,376)	(5.8)%	(3.0)%
Interest Bearing Checking Accounts	958,490	997,694	1,154,068	(39,204)	(195,578)	(3.9)%	(16.9)%
Savings Deposits	1,497,326	1,454,364	1,571,274	42,962	(73,948)	3.0%	(4.7)%
Time Deposits over $250,000	122,827	76,224	48,288	46,603	74,539	61.1%	154.4%
Other Time Deposits	179,016	133,211	128,677	45,805	50,339	34.4%	39.1%
Total Deposits	$3,546,349	$3,498,364	$3,715,373	$47,985	$(169,024)	1.4%	(4.5)%
FHLBNY Advances - Overnight	35,000	27,000	—	8,000	35,000	29.6%	—%
FHLBNY Advances - Term	107,800	27,800	25,000	80,000	82,800	287.8%	331.2%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	363,371	353,538	357,243	9,833	6,128	2.8%	1.7%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at March 31, 2023, was $3.0 billion, an increase of $22.1 million, or 0.7%, from the December 31, 2022 level and up by $268.1 million, or 9.8%, from the March 31, 2022 level. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $4.0 million, or 0.5%, during the first three months of 2023. In the first three months of 2023, loan growth has slowed as a result of the current rate environment.
•Consumer loans (primarily automobile loans through indirect lending): As of March 31, 2023, these loans, primarily auto loans originated through dealerships in New York and Vermont, increased by $8.2 million, or 0.8%, from the December 31, 2022 balance. Inflation and rising rates may continue to slow demand.
•Residential real estate loans: This segment increased during the first three months of 2023 by $10.0 million, or 0.9%. A deterioration of economic conditions may continue to reduce loan production for the remainder of the year.

Changes in Sources of Funds: Deposit balances reached $3.5 billion, down $169.0 million, or 4.5%, from the prior-year level and increased $48.0 million from December 31, 2022. Non-interest bearing deposits represented 22.2% of total deposits at March 31, 2023, compared to 21.9% of total deposits on March 31, 2022. At March 31, 2023, total time deposits were $301.8 million. Municipal deposits decreased $22.1 million, or 2.2% from March 31, 2022. Federal home loan term advances were $107.8 million, an increase from $25.0 million at March 31, 2022.

Municipal Deposits: Fluctuations in balances of interest bearing checking accounts are often the result of timing and behavior of municipal deposits.  Municipal deposits have historically averaged between 25% to 30% of total deposits. Municipal deposits are typically placed in interest bearing checking, savings and various time deposit accounts.
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
Arrow uses reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $568.0 million and $544.9 million at March 31, 2023 and March 31, 2022, respectively.

Uninsured Deposits: Arrow's deposit base includes both insured and uninsured deposits. Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances at March 31, 2023 are less than 35% of the total deposit base.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2022 to March 31, 2023 (in thousands):

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	3/31/2023	12/31/2022	Change	3/31/2023	12/31/2022	Change
Securities Available-for-Sale:
U.S. Agency Securities	$177,585	$175,199	$2,386	$(12,415)	$(14,801)	$2,386
State and Municipal Obligations	320	340	(20)	—	—	—
Mortgage-Backed Securities	386,988	397,156	(10,168)	(44,766)	(50,599)	5,833
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Total	$565,693	$573,495	$(7,802)	$(57,381)	$(65,600)	$8,219

Securities Held-to-Maturity:
State and Municipal Obligations	$153,895	$160,470	$(6,575)	$(2,419)	$(3,130)	$711
Mortgage-Backed Securities	10,544	11,153	(609)	(489)	(611)	122
Total	$164,439	$171,623	$(7,184)	$(2,908)	$(3,741)	$833

Equity Securities	$2,070	$2,174	$(104)	$—	$—	$—

The table below presents the weighted average yield for available-for-sale and held-to-maturity securities as of March 31, 2023 (in thousands).

	March 31, 2023
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount		Yield
Securities Available-for-Sale:
U.S. Agency Securities	$15,000	3.5%	$175,000	1.6%	$—	—%	$—	—%	$190,000	190000000	1.7%
State and Municipal Obligations	—	—%	—	—%	320	6.8%		—%	320		6.8%
Mortgage-Backed Securities	892	1.7%	239,803	1.9%	191,059	1.7%	—	—%	431,754		1.8%
Corporate and Other Debt Securities		—%		—%	1,000	7.9%	—	—%	1,000		7.9%
Total	$15,892	3.4%	$414,803	1.8%	$192,379	1.7%	$—	—%	$623,074		1.8%

Securities Held-to-Maturity:
State and Municipal Obligations	$82,142	2.4%	$71,828	2.5%	$2,312	3.7%	$32	6.7%	$156,314		2.5%
Mortgage-Backed Securities	—	—%	11,033	2.5%	—	—%	—	—%	11,033		2.5%
Corporate and Other Debt Securities	—	—%	—	—%	—	—%	—	—%	—		—%
Total	$82,142	2.4%	$82,861	2.5%	$2,312	3.7%	$32	6.7%	$167,347		2.5%

At March 31, 2023, Arrow held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
In the periods referenced above, mortgage-backed securities consisted solely of mortgage pass-through securities and collateralized mortgage obligations (CMOs). All mortgage-backed securities are issued or guaranteed by either U.S. federal agencies or by government-sponsored enterprises (GSEs). Mortgage pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. CMOs are pools of mortgage-backed securities, the repayments on which have generally been separated into two or more components (tranches), where each tranche has a separate estimated life and yield. Arrow's practice has been to purchase pass-through securities and CMOs that are issued or guaranteed by U.S. federal agencies or GSEs, and the tranches of CMOs purchased are generally those having shorter average lives and/or durations. Lower market interest rates and/or payment deferrals on underlying loans that make up mortgage-backed security collateral may impact cashflows.
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
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at March 31, 2023, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The recent rising interest rate environment resulted in an increase in unrealized losses versus the comparable prior period. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at March 31, 2023 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended March 31, 2023.
Arrow's held-to-maturity debt securities are comprised of GSEs and state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow performs an analysis of the credit worthiness of municipal obligations to determine if a security is of investment grade. The analysis may include, but may not solely rely upon credit analysis conducted by external credit rating agencies. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and, therefore, no allowance for credit loss was recorded as of March 31, 2023.
Changes in net unrealized gains or losses during recent periods have been primarily attributable to changes in market rates during the periods in question and not due to the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the three month periods ended March 31, 2023 or 2022.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the three month periods ended March 31, 2023 and 2022, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended
Purchases:	3/31/2023	3/31/2022
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$30,000
Mortgage-Backed Securities	—	45,049
Total Purchases	$—	$75,049

Maturities & Calls	$15,669	$21,473

(In Thousands)	Three Months Ended
Purchases:	3/31/2023	3/31/2022
Held-to-Maturity Portfolio
State and Municipal Obligations	$1,448	$4,950

Maturities & Calls	$9,328	$4,699

Loan Trends
The following three tables present, for each of the last five quarters, the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category:

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
Commercial excluding PPP Loans	$135,670	$141,419	$134,986	$130,177	$135,472
PPP Loans	—	—	637	11,267	26,086
Commercial Real Estate	710,719	674,420	661,471	645,968	631,255
Consumer	1,070,314	1,065,467	1,047,470	1,013,361	932,401
Residential Real Estate	1,075,225	1,070,241	1,027,502	1,003,407	953,582
Total Loans	$2,991,928	$2,951,547	$2,872,066	$2,804,180	$2,678,796

Percentage of Total Quarterly Average Loans

	Quarter Ended
	3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
Commercial excluding PPP Loans	4.5%	4.8%	4.7%	4.6%	5.0%
PPP Loans	—%	—%	—%	0.4%	1.0%
Commercial Real Estate	23.8%	22.8%	23.0%	23.0%	23.6%
Consumer	35.8%	36.1%	36.5%	36.2%	34.8%
Residential Real Estate	35.9%	36.3%	35.8%	35.8%	35.6%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
Commercial (Total Portfolio)	4.28%	4.18%	4.17%	3.93%	4.17%
Commercial excluding PPP loans	4.28%	4.18%	4.17%	3.90%	3.87%
Commercial Real Estate	4.73%	4.57%	4.60%	3.82%	3.80%
Consumer	4.26%	4.02%	4.10%	3.83%	3.84%
Residential Real Estate	4.10%	3.80%	3.78%	3.70%	3.71%
Total Loans	4.32%	4.13%	4.09%	3.85%	3.90%

The average yield on the loan portfolio was 4.32% for the first quarter of 2023 up 19 basis points from the fourth quarter of 2022. Market rates have continued to increase, which impacts new loan yields for fixed rate loans, and variable loan yields as these loans reach their repricing dates.

The table below shows the maturity of loans outstanding as of March 31, 2023. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	March 31, 2023
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial	$24,241	$73,992	$37,582	$102	$135,917
Commercial Real Estate	169,525	216,920	322,828	6,084	715,357
Consumer	10,218	533,798	528,897	456	1,073,369
Residential Real Estate	135,577	53,462	231,727	659,943	1,080,709
Total	$339,561	$878,172	$1,121,034	$666,585	$3,005,352

		After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Loans maturing with:
Fixed Interest Rates		$611,620	$930,102	$664,154	$2,205,876
Variable Interest Rates		266,552	190,932	2,431	459,915
Total		$878,172	$1,121,034	$666,585	$2,665,791

Maintenance of High Quality Credit in the Loan Portfolio: There have been no significant fluctuations in the quality of the loan portfolio or any segment thereof. In general, residential real estate loans have historically been underwritten to secondary market standards for prime loans and Arrow has not engaged in subprime mortgage lending as a business line. Similarly, high underwriting standards have generally been applied to commercial and commercial real estate lending operations and generally in the indirect lending program as well.

Commercial Loans and Commercial Real Estate Loans: Substantially all commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers located in Arrow's regional markets. A portion of the loans in the commercial portfolio have variable rates tied to market indices, such as Prime, LIBOR, SOFR or FHLBNY. PPP loans were previously included within the commercial loan portfolio. The PPP program ended in 2022.

Consumer Loans: At March 31, 2023, consumer loans (primarily automobile loans originated through dealerships located in upstate New York and Vermont) continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
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

Residential Real Estate Loans: Strong demand for residential real estate has continued even as interest rates have increased. Although the projected ongoing rise in the interest rates may impact future demand. Arrow has historically sold portions of originations in the secondary market. Sales decreased as the result of the strategic decision to grow the residential loan portfolio as well as current market conditions. The rate at which mortgage loan originations are sold in future periods will depend on a variety of factors, including demand for residential mortgages in our operating markets, market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions.

Deposit Trends
The following tables provide information on trends in the balance and mix of the deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The quarterly average balances have declined from the 4th quarter of 2022 as well as the comparable 2022 quarter. In addition, due to the current rate environment and increased competitive pricing, deposits have also migrated to higher cost time deposits.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
Non-Interest Bearing Deposits	$798,576	$787,157	$866,659	$811,607	$794,968
Interest Bearing Checking Accounts	964,735	1,082,267	996,116	1,048,752	1,027,740
Savings Deposits	1,474,251	1,548,293	1,549,451	1,541,616	1,557,855
Time Deposits over $250,000	94,415	65,897	49,459	37,418	70,101
Other Time Deposits	148,302	131,331	136,834	130,361	131,592
Total Deposits	$3,480,279	$3,614,945	$3,598,519	$3,569,754	$3,582,256

	Quarter Ended
	3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
Non-Municipal Deposits	$2,567,132	$2,668,704	$2,719,291	$2,662,052	$2,639,258
Municipal Deposits	913,147	946,241	879,228	907,702	942,998
Total Deposits	$3,480,279	$3,614,945	$3,598,519	$3,569,754	$3,582,256

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
Non-Interest Bearing Deposits	22.9%	21.8%	24.1%	22.7%	22.2%
Interest Bearing Checking Accounts	27.7%	29.9%	27.7%	29.4%	28.7%
Savings Deposits	42.4%	42.9%	43.0%	43.2%	43.4%
Time Deposits over $250,000	2.7%	1.8%	1.4%	1.0%	2.0%
Other Time Deposits	4.3%	3.6%	3.8%	3.7%	3.7%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
Demand Deposits	—%	—%	—%	—%	—%
Interest Bearing Checking Accounts	0.16%	0.13%	0.11%	0.08%	0.06%
Savings Deposits	1.54%	1.05%	0.63%	0.23%	0.11%
Time Deposits over $250,000	2.47%	1.36%	0.71%	0.28%	0.16%
Other Time Deposits	1.30%	0.71%	0.43%	0.34%	0.33%
Total Deposits	0.82%	0.54%	0.33%	0.14%	0.08%

For the quarter ended March 31, 2023, the total cost of deposits increased 28 basis points from the previous quarter. The Federal Funds rate began to increase in the first quarter of 2022 and has continued into 2023. Arrow is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," on page 65 for further discussion.
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
The $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of March 31, 2023 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 60 of this Report.

ASSET QUALITY
The following table presents information related to the allowance and provision for credit losses for the past five quarters:

Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
Loan Balances:
Period-End Loans	$3,005,352	$2,983,207	$2,924,794	$2,844,802	$2,737,267
Average Loans, Year-to-Date	2,991,928	2,827,518	2,785,721	2,741,834	2,678,796
Average Loans, Quarter-to-Date	2,991,928	2,951,547	2,872,066	2,804,180	2,678,796
Period-End Assets	4,114,630	3,969,509	4,232,778	3,991,205	4,156,402

Allowance for Credit Losses, Year-to-Date:
Allowance for Credit Losses, Beginning of Period	$29,952	$27,281	$27,281	$27,281	$27,281
Provision for Credit Losses, YTD	1,554	4,798	3,389	1,674	769
Loans Charged-off, YTD	(1,328)	(4,143)	(2,883)	(1,736)	(829)
Recoveries of Loans Previously Charged-off	606	2,016	1,445	871	440
Net Charge-offs, YTD	(722)	(2,127)	(1,438)	(865)	(389)
Allowance for Credit Losses, End of Period	$30,784	$29,952	$29,232	$28,090	$27,661

Allowance for Credit Losses, Quarter-to-Date:
Allowance for Credit Losses, Beginning of Period	$29,952	$29,232	$28,090	$27,661	$27,281
Provision for Credit Losses, QTD	1,554	1,409	1,715	905	769
Loans Charged-off, QTD	(1,328)	(1,261)	(1,147)	(907)	(829)
Recoveries of Loans Previously Charged-off	606	572	574	431	440
Net Charge-offs, QTD	(722)	(689)	(573)	(476)	(389)
Allowance for Credit Losses, End of Period	$30,784	$29,952	$29,232	$28,090	$27,661

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$10,852	$10,757	$8,812	$7,999	$9,750
Loans Past Due 90 or More Days and Still Accruing Interest	241	1,157	514	1,641	55
Restructured and in Compliance with Modified Terms	62	69	82	77	74
Total Nonperforming Loans	11,155	11,983	9,408	9,717	9,879
Repossessed Assets	144	593	604	297	180
Other Real Estate Owned	—	—	—	—	—
Total Nonperforming Assets	$11,299	$12,576	$10,012	$10,014	$10,059

Asset Quality Ratios:
Allowance to Nonperforming Loans	275.97%	249.95%	310.71%	289.08%	280.00%
Allowance to Period-End Loans	1.02%	1.00%	1.00%	0.99%	1.01%
Provision to Average Loans (Quarter) (1)	0.21%	0.19%	0.24%	0.13%	0.12%
Provision to Average Loans (YTD) (1)	0.21%	0.17%	0.16%	0.12%	0.12%
Net Charge-offs to Average Loans (Quarter) (1)	0.10%	0.09%	0.08%	0.07%	0.06%
Net Charge-offs to Average Loans (YTD) (1)	0.10%	0.08%	0.07%	0.06%	0.06%
Nonperforming Loans to Total Loans	0.37%	0.40%	0.32%	0.34%	0.36%
Nonperforming Assets to Total Assets	0.27%	0.32%	0.24%	0.25%	0.24%
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
The March 31, 2023 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflects the economic conditions with a slight deterioration of approximately 0.18% in the national unemployment rate during the six-quarter forecast period, while forecasted gross domestic product are projected to improve approximately 0.07%. The home price index (HPI) forecast declined approximately 4.07% from the previous quarter level. Driven by current economic forecasts, loan growth and net charge offs, the first quarter provision for credit losses was $1.6 million. The provision is directionally consistent with both the latest economic forecasts as well as first quarter 2023 activity. For the the first quarter of 2022, a provision of $769 thousand was recorded. In addition, Arrow recorded a credit for estimated credit losses on off-balance sheet credit exposures in other liabilities of $68 thousand in the first quarter of 2023. See Notes 2 and 5 to the unaudited interim consolidated financial statements for additional discussion related to CECL. The ratio of the allowance for credit losses to total loans was 1.02% at March 31, 2023, an increase from 1.00% at December 31, 2022 and 1.01% at March 31, 2022.
The accounting policy relating to the allowance for credit losses is considered to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses in the loan portfolio, and the material effect that such judgments may have on the results of operations. The process for determining the provision for credit losses is described in Note 5 to the unaudited interim consolidated financial statements.

Risk Elements
Nonperforming assets at March 31, 2023 amounted to $11.3 million, a decrease from the $12.6 million total at December 31, 2022 and an increase from $10.1 million total at March 31, 2022. For the three month periods ended March 31, 2023 and 2022, ratios of nonperforming assets to total assets have remained fairly consistent to the average ratios for the peer group. (See page 43 for a discussion of the peer group.) At December 31, 2022, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.32% as compared to the 0.28% ratio of the peer group at such date (the latest date for which peer group information is available). At March 31, 2023 the ratio was 0.27%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e., loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk:

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	3/31/2023	12/31/2022	3/31/2022
Commercial Loans	$101	$450	$92
Commercial Real Estate Loans	—	—	—
Residential Real Estate Loans	1,328	1,779	2,624
Consumer Loans - Primarily Indirect Automobile	15,665	18,175	9,179
Total Loans Past Due 30-89 Days and Accruing Interest	$17,094	$20,404	$11,895

At March 31, 2023, the loans in the above-referenced category totaled $17.1 million, a decrease of $3.3 million, or 16.2%, from the $20.4 million of such loans at December 31, 2022. The March 31, 2023 total of non-current loans equaled 0.57% of loans then outstanding, compared to 0.68% at December 31, 2022 and 0.43% at March 31, 2022.
The number and dollar amount of performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of the loan portfolio. See the table of Credit Quality Indicators in Note 4 to the unaudited interim consolidated financial statements. Arrow considers all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 5) to be potential problem loans. These loans will continue to be closely monitored and Arrow expects to collect all payments of contractual principal and interest in full on these classified loans.
As of March 31, 2023, Arrow held no other real estate owned. At this time, Arrow does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.

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
The following table presents the minimum regulatory capital ratios applicable to Arrow and its subsidiary banks under the current Capital Rules:

Capital Ratio	2023
Minimum CET1 Ratio	4.500%
Capital Conservation Buffer ("Buffer")	2.500%
Minimum CET1 Ratio Plus Buffer	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	10.500%
Minimum Leverage Ratio	4.000%

These minimum capital ratios, especially the minimum CET1 ratio (4.5%) and the enhanced minimum Tier 1 risk-based capital ratio (6.0%), represent a heightened and more restrictive capital regime than institutions like Arrow previously had to meet under the prior capital rules.
At March 31, 2023, Arrow and its subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow and its subsidiary banks under the current Capital Rules, as of March 31, 2023:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	13.34%	14.03%	15.15%	10.13%
Glens Falls National Bank & Trust Co.	13.37%	13.37%	14.44%	9.32%
Saratoga National Bank & Trust Co.	13.90%	13.90%	15.15%	10.64%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%(1)	8.50%(1)	10.50%(1)	4.00%

(1) Including the fully phased-in 2.50% capital conservation buffer

At March 31, 2023, Arrow and its subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $363.4 million at March 31, 2023, an increase of $9.8 million, or 2.8%, from the December 31, 2022 level of $353.5 million, and an increase of $6.1 million, or 1.7%, from the prior-year level. The increase in stockholders' equity over the first three months of 2023 principally reflected the following factors: the addition of (i) $8.6 million of net income for the period plus (ii) other comprehensive gain of $5.7 million and (iii) issuance of $0.9 million of common stock through employee benefit and dividend reinvestment plans reduced by (iv) cash dividends of $4.5 million and (v) repurchases of common stock of $0.8 million.

Trust Preferred Securities: In each of 2003 and 2004, Arrow issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's regulatory capital rules then in effect, TRUPs proceeds typically qualified as Tier 1 capital for bank holding companies such as Arrow, but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), any trust preferred securities that Arrow might issue on or after the grandfathering date set forth in Dodd-Frank (May 19, 2010) would not qualify as Tier 1 capital under bank regulatory capital guidelines. For Arrow, TRUPs outstanding prior to the grandfathering cutoff date set forth in Dodd-Frank (May 19, 2010) would continue to qualify as Tier 1 capital until maturity or redemption, subject to limitations. Thus, Arrow's outstanding TRUPs continue to qualify as Tier 1 regulatory capital, subject to such limitations. Arrow's recent failure to timely file this Report, and deliver such report to the trustee would represent a default under the indenture if the Trustee or the holders of at least 25% of the aggregate principal amount of the outstanding securities delivered such a notice. If the trustee delivers a notice of default, Arrow will have 30 days to remedy the default or else it will constitute an event of default under the indenture. The trustee has not provided a notice as of the date hereof.
In the first quarter of 2020, Arrow entered into interest rate swap agreements to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. The effective fixed rate is 3.43% until maturity. These agreements are designated as cash flow hedges.

Stock Repurchase Program: In October 2022, the Board of Directors approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow's common stock over the 2023 calendar year (the 2023 Repurchase Program), in open-market or negotiated transactions to the extent management believes Arrow's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of shareholders. As of March 31, 2023, Arrow repurchased $0.8 million of common stock under the 2023 Repurchase Program. This repurchase arrangement does not include repurchases of Arrow's common stock other than through its 2023 Repurchase Program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to Arrow in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

Dividends: Arrow's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past six quarters listed below represent actual sales transactions, as reported by NASDAQ. Per share amounts and share counts in the following tables have been restated for the September 23, 2022 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2022
First Quarter	$31.19	$35.91	$0.262
Second Quarter	29.61	32.79	0.262
Third Quarter	28.68	34.91	0.262
Fourth Quarter	28.50	36.51	0.270
2023
First Quarter	$24.28	$34.49	$0.270
Second Quarter	17.63	24.92	0.270

	Quarter Ended March 31
	2023	2022
Cash Dividends Per Share	$0.270	$0.262
Diluted Earnings Per Share	0.52	0.76
Dividend Payout Ratio	51.92%	34.47%
Total Equity (in thousands)	363,371	$357,243
Shares Issued and Outstanding (in thousands)	16,553	16,493
Book Value Per Share	$21.95	$21.66
Intangible Assets (in thousands)	23,273	23,691
Tangible Book Value Per Share	$20.55	$20.22

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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $565.7 million at March 31, 2023, a decrease of $7.8 million, from the year-end 2022 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest bearing cash balances at March 31, 2023 of $178.4 million compared to $32.8 million at December 31, 2022.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $52 million which were not drawn on during the three months ended March 31, 2023.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At March 31, 2023, Arrow had outstanding collateralized obligations with the FHLBNY of $142.8 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $536 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At March 31, 2023, there were no outstanding brokered deposits. Also, Arrow's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At March 31, 2023, the amount available under this facility was approximately $690 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and maintains a contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At March 31, 2023, Arrow's basic liquidity ratio, including FHLBNY collateralized borrowing capacity, was 19.4% of total assets, or $634 million in excess of Arrow's internally-set minimum target ratio of 4%.
Arrow did not experience any significant liquidity constraints in the three month period ended March 31, 2023 and did not experience any such constraints in recent prior years. Arrow has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following accounting standards have been issued and become effective for Arrow at a future date:

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On January 7, 2021, the FASB issued ASU 2021-01, which refines the scope of ASC 848 and clarifies some of its guidance. The ASU and related amendments provide temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from the LIBOR or other interbank offered rate on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022 and permit relief solely for reference rate reform actions and different elections over the effective date for legacy and new activity. In December 2022, FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848)" which deferred the sunset date of Topic 848 to December 31, 2024, to allow for a transition period after the sunset of LIBOR. Arrow does not expect it will have a material impact on the consolidated financial statements.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2023 Compared With
Three Months Ended March 31, 2022

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2023	March 31, 2022	Change	% Change
Net Income	$8,562	$12,575	$(4,013)	(31.9)%
Diluted Earnings Per Share	0.52	0.76	(0.24)	(31.6)%
Return on Average Assets	0.87%	1.26%	(0.39)%	(31.0)%
Return on Average Equity	9.66%	13.77%	(4.11)%	(29.8)%

Net income was $8.6 million and diluted earnings per share (EPS) of $0.52 for the first quarter of 2023, compared to net income of $12.6 million and diluted EPS of $0.76 for the first quarter of 2022. Return on average assets for the first quarter of 2023 was 0.87%, a decrease from 1.26% in the first quarter of 2022. In addition, return on average equity decreased to 9.66% for the first quarter of 2023, from 13.77% in the first quarter of 2022.

The following narrative discusses the quarter-to-quarter changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022	Change	% Change
Interest and Dividend Income	$36,110	$28,947	$7,163	24.7%
Interest Expense	8,016	1,122	6,894	614.4%
Net Interest Income	28,094	27,825	269	1.0%
Average Earning Assets(1)	3,845,825	3,886,787	(40,962)	(1.1)%
Average Interest Bearing Liabilities	2,782,299	2,855,884	(73,585)	(2.6)%

Yield on Earning Assets(1)	3.81%	3.02%	0.79%	26.2%
Cost of Interest Bearing Liabilities	1.17	0.16	1.01	631.3%
Net Interest Spread	2.64	2.86	(0.22)	(7.7)%
Net Interest Margin	2.96	2.90	0.06	2.1%

Income Earned on PPP Loans included Net Interest Income	$—	$1,066	$(1,066)	(100.0)%
Net Interest Income excluding PPP loans	28,094	26,759	1,335	5.0%
Net Interest Margin excluding PPP loans	2.96%	2.81%	0.15%	5.3%

(1) Includes Nonaccrual Loans.

Net interest income for the recently completed quarter increased by $0.3 million, or 1.0%, from the first quarter of 2022, due to a variety of factors including loan growth in 2022 offset by $1.1 million of income related to PPP loans in 2022. The PPP program ended in 2022. Cost of interest bearing liabilities increased primarily as the result of a rising rate environment and repricing of municipal deposits to meet increasing competitive pricing pressure. Interest and fees on loans generated $31.9 million in income for the first quarter of 2023 as compared to $25.7 million from the quarter ending March 31, 2022. Interest expense for the first quarter of 2023 was $8.0 million, an increase of $6.9 million, or 614.4% from the $1.1 million in expense for the comparable quarter ending March 31, 2022. Net interest margin increased six basis points in the first quarter of 2023 to 2.96%, from 2.90% during the first quarter of 2022. Excluding PPP loans, net interest margin increased 15 basis points in the first quarter of 2023 to 2.96%, from 2.81% during the first quarter of 2022. Average earning asset yields were 79 basis points higher as compared to the first quarter of 2022. The cost of interest bearing liabilities increased 101 basis points from the quarter ended March 31, 2022. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis" on page 48 The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 56 and "Loan Trends" on page 55.
As discussed previously under the heading "Asset Quality" beginning on page 58, the provision for loan losses for the first quarter of 2023 was $1.6 million, compared to a provision of $769 thousand for the first quarter of 2022.

Non-Interest Income
Summary of Non-Interest Income
(Dollars in Thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022	Change	% Change
Income From Fiduciary Activities	$2,275	$2,596	$(321)	(12.4)%
Fees for Other Services to Customers	2,595	2,795	(200)	(7.2)%
Insurance Commissions	1,520	1,511	9	0.6%
Net (Loss) Gain on Securities	(104)	130	(234)	(180.0)%
Net Gain on the Sale of Loans	4	52	(48)	(92.3)%
Other Operating Income	387	1,078	(691)	(64.1)%
Total Non-Interest Income	$6,677	$8,162	$(1,485)	(18.2)%

Total non-interest income in the current quarter was $6.7 million, a decrease of $1.5 million from the comparable quarter of 2022. Income from fiduciary activities for the first quarter of 2023 decreased by 12.4% from the first quarter of 2022, primarily driven by market conditions. Assets under trust administration and investment management at March 31, 2023 were $1.67 billion.
Fees for other services to customers were $2.6 million for the first quarter of 2023, a decrease of $200 thousand or 7.2% from the first quarter of 2022.
Insurance commissions were $1.5 million for the first quarter of 2023, essentially flat as compared to the first quarter of 2022.
Net loss on securities of $104 thousand for the first quarter of 2023 was primarily the result of a decrease in the fair value of equity securities from December 31, 2022. Net gain on the sale of loans in the first quarter of 2023 decreased by $48 thousand from the first quarter of 2022 on fewer loan sales. See page 56 for the discussion of loan sales.
Other operating income decreased $691 thousand from the comparable quarter in 2022, primarily related to a decline in the gain on other assets of $463 thousand and a decrease in income earned on bank-owned life insurance of $181 thousand.

Non-Interest Expense
Summary of Non-Interest Expense
(Dollars in Thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022	Change	% Change
Salaries and Employee Benefits	$11,947	$11,286	$661	5.9%
Occupancy Expense of Premises, Net	1,628	1,598	30	1.9%
Technology and Equipment Expense	4,417	3,779	638	16.9%
FDIC and FICO Assessments	479	307	172	56.0%
Amortization	45	49	(4)	(8.2)%
Other Operating Expense	3,780	1,926	1,854	96.3%
Total Non-Interest Expense	$22,296	$18,945	$3,351	17.7%
Efficiency Ratio	63.43%	52.30%	11.1%	21.2%

Non-interest expense for the first quarter of 2023 was $22.3 million, an increase from $18.9 million for the first quarter of 2022. The increase was primarily due to $1.0 million of additional legal and professional fees associated with the delay in the filing of the 2022 Form 10-K. In addition, other operating expenses included a credit for estimated credit losses on off-balance sheet exposures of $68 thousand for the first quarter of 2023 versus a larger credit of $316 thousand recognized in the first quarter of 2022. Technology and equipment spending increased $638 thousand in the first quarter 2023 as compared to the first quarter of 2022, driven primarily by management's commitment to invest in new technology to enhance the customer experience and optimize operations. Salaries and benefits have increased compared to the first quarter of 2022 as a result of pension and other benefit expenses.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022	Change	% Change
Provision for Income Taxes	$2,359	$3,698	$(1,339)	(36.2)%
Effective Tax Rate	21.6%	22.7%	(1.1)%	(4.8)%

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

As of March 31, 2023:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(2.96)%	0.84%
Calculated change in Net Interest Income - Year 2	13.09%	8.23%

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

Item 4.
CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the Chief Executive Officer ("CEO") (who is our principal executive officer) and Chief Financial Officer ("CFO") (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2023. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that:
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

Based on this evaluation, management concluded that our internal control over financial reporting was not effective due to the following unremediated material weaknesses identified in our internal control over financial reporting, previously disclosed on the 2022 Form 10-K:

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

The material weaknesses did not result in a material misstatement of our annual or interim financial statements or previously released financial results.For additional information please refer to Part II - Item 9A. of the 2022 Form 10-K.

Prior to filing this Report, we performed relevant and responsive substantive procedures as of March 31, 2023, in order to complete our financial statements and related disclosures. Based on these procedures, management believes that our consolidated financial statements included in this Report have been prepared in accordance with GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of the dates, and for the periods presented in this Report.

During the first quarter of 2023 we initiated, and will continue to implement, measures designed to improve our internal control over financial reporting to remediate the deficiencies that comprised the material weaknesses, including engaging a professional services firm to review the Company’s control program required by the Sarbanes-Oxley Act of 2002, as amended, and assist Management with its overall Company-wide processes and with selecting and developing control activities designed to mitigate risks and support achievement of control objectives. In addition, the Company is in the process of evaluating the assignment of responsibilities of internal and external resources associated with the performance of internal controls over financial reporting and will consider hiring additional resources, contracting external resources, and/or providing additional training to existing resources as appropriate. In addition, we have initiated a process to identify and maintain the information required to support the functioning of internal controls over financial reporting and to establish and reinforce communication protocols, including required information and expectations to enable personnel to perform internal control responsibilities (e.g., formal training programs and corporate communications).

The material weaknesses set forth above will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and Management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.

Even once remediated, our internal controls over financial reporting may not prevent or detect all misstatements because of their inherent limitations. Further, no internal control over financial reporting framework can provide absolute assurance that all instances of fraud will be detected and prevented. Additionally, any projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Other than the ongoing remediation efforts described above, there were no other changes in Arrow's internal control over financial reporting that occurred during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, Arrow's internal control over financial reporting.

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
The Company became aware that on June 23, 2023, Robert C. Ashe filed a putative class action complaint against the Company in the United States District Court for the Northern District of New York. In addition to the Company, the complaint names as defendants Thomas J. Murphy, the Company’s former CEO and from September 30, 2022 to February 20, 2023, its interim CFO, Edward J. Campanella, the Company’s former CFO, and Penko Ivanov, the Company’s current CFO (“Individual Defendants” and, together with the Company, the "Defendants"). The complaint alleges that the Defendants made materially false and misleading statements regarding the Company’s business, operations and compliance policies in the Company’s public filings between March 12, 2022 and May 12, 2023. The complaint further alleges that the Individual Defendants are liable for these materially false and misleading statements as "controlling persons" of the Company. Based on these allegations, the complaint brings two claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and of Section 20(a) of the Exchange Act. Mr. Ashe, on behalf of a purported class of shareholders, seeks compensatory damages as well as recovery of the costs and fees associated with the litigation. The Company believes the lawsuit to be without merit and expressly denies any wrongdoing in connection with the matters claimed in the complaint and intends to vigorously defend the lawsuit. As of the date of filing of this Form 10-Q, the Company has not been served with the complaint.
Item 1.A.
Risk Factors
The Risk Factors identified in the 2022 Form 10-K continue to represent the most significant risks to Arrow's future results of operations and financial conditions, without further modification or amendment.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow during the three months ended March 31, 2023 of common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

First Quarter 2023 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
January	506	$33.79	—	$5,000,000
February	28,872	30.96	27,395	4,152,132
March	19,892	26.58	—	4,152,132
Total	49,270	29.22	27,395
1 The total number of shares purchased by Arrow and the average price paid per share listed in columns (A) and (B) consist of (i) any shares purchased in such periods in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP, (ii) shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans in connection with their stock-for-stock exercise of such options and (iii) shares purchased under the publicly-announced 2023 Repurchase Program.

In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow through such methods: January - DRIP purchases (506 shares); February - DRIP purchases (1,477 shares) and repurchased under the 2023 Repurchase Program (27,395 shares); and March - DRIP purchases (19,892 shares). We have suspended the operation of the DRIP as a result of the delayed filing of the 2022 Form 10-K and this Report and the related effects under applicable securities laws. Currently, we do not expect to resume operation of the DRIP for at least 12 months from the date we have filed the outstanding reports, but we cannot provide any assurance on when or if we will resume operation of the DRIP, although we expect this suspension is temporary.
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs. Arrow's only publicly-announced stock repurchase program in effect for the first quarter of 2023 was the 2023 Repurchase Program approved by the Board of Directors and announced in October 2022, under which the Board authorized management, in its discretion, to repurchase from time to time over calendar year 2023, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions.
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
10.1
Employment Agreement between the Registrant and Thomas J. Murphy, Former President and Chief Executive Officer, effective February 1, 2023 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 6, 2023, Exhibit 10.1*

10.2
Employment Agreement between the Registrant and David D. Kaiser, Senior Executive Vice President, effective February 1, 2023 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 6, 2023, Exhibit 10.4*

10.3
Employment Agreement between the Registrant and Andrew J. Wise, Chief Operating Officer and Senior Executive Vice President, effective February 1, 2023 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 6, 2023, Exhibit 10.5*

10.4
Amended and Restated Employment Agreement between the Registrant and Penko K. Ivanov, Senior Executive Vice President, Treasurer and Chief Financial Officer, effective July 18, 2023 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed July 22, 2023, Exhibit 10.2*

10.5
Amended and Restated Employment Agreement between the Registrant and David S. DeMarco, President and Chief Executive Officer, effective May 13, 2023 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed July 22, 2023, Exhibit 10.1*

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
ARROW FINANCIAL CORPORATION
Registrant

July 27, 2023	/s/ David S. DeMarco
Date	David S. DeMarco
President and Chief Executive Officer
(Principal Executive Officer)

July 27, 2023	/s/ Penko Ivanov
Date	Penko Ivanov
Chief Financial Officer
(Principal Financial and Accounting Officer)