Form 10-Q
period 2023-06-30
ARROW FINANCIAL CORP
filed 2023-08-08
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. __			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2023
Common Stock, par value $1.00 per share	16,553,058

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2023	December 31, 2022	June 30, 2022
ASSETS
Cash and Due From Banks	$33,803	$31,886	$51,549
Interest-Bearing Deposits at Banks	139,798	32,774	165,705
Investment Securities:
Available-for-Sale at Fair Value	543,708	573,495	582,741
Held-to-Maturity (Fair Value of $139,143 at June 30, 2023; $171,623 at December 31, 2022; and $180,511 at June 30, 2022)	143,460	175,364	182,096
Equity Securities	1,889	2,174	2,031
FHLB and Federal Reserve Bank Stock	4,932	6,064	4,718
Loans	3,069,897	2,983,207	2,844,802
Allowance for Credit Losses	(31,170)	(29,952)	(28,090)
Net Loans	3,038,727	2,953,255	2,816,712
Premises and Equipment, Net	59,773	56,491	50,141
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	1,302	1,500	1,710
Other Assets	114,388	114,633	111,929
Total Assets	$4,103,653	$3,969,509	$3,991,205
LIABILITIES
Noninterest-Bearing Deposits	$759,495	$836,871	$824,842
Interest-Bearing Checking Accounts	856,016	997,694	1,046,570
Savings Deposits	1,517,937	1,454,364	1,504,791
Time Deposits over $250,000	140,694	76,224	40,021
Other Time Deposits	228,082	133,211	129,436
Total Deposits	3,502,224	3,498,364	3,545,660
Borrowings	171,800	54,800	25,000
Finance Leases	5,093	5,119	5,144
Other Liabilities	43,093	37,688	38,903
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Total Liabilities	3,742,210	3,615,971	3,634,707
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at June 30, 2023, December 31, 2022 and June 30, 2022	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (21,423,992 Shares Issued at June 30, 2023 and December 31, 2022 and 20,800,144 at June 30, 2022)	21,424	21,424	20,800
Additional Paid-in Capital	401,069	400,270	379,423
Retained Earnings	71,076	65,401	69,980
Accumulated Other Comprehensive Loss	(47,613)	(49,655)	(29,564)
Treasury Stock, at Cost (4,870,934 Shares at June 30, 2023; 4,872,355 Shares at December 31, 2022 and 4,777,605 Shares at June 30, 2022)	(84,513)	(83,902)	(84,141)
Total Stockholders’ Equity	361,443	353,538	356,498
Total Liabilities and Stockholders’ Equity	$4,103,653	$3,969,509	$3,991,205
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$34,618	$26,906	$66,504	$52,645
Interest on Deposits at Banks	1,674	427	2,153	625
Interest and Dividends on Investment Securities:
Fully Taxable	2,951	2,444	5,899	4,633
Exempt from Federal Taxes	770	816	1,567	1,637
Total Interest and Dividend Income	40,013	30,593	76,123	59,540
INTEREST EXPENSE
Interest-Bearing Checking Accounts	820	199	1,190	362
Savings Deposits	8,514	892	14,101	1,309
Time Deposits over $250,000	1,119	26	1,693	54
Other Time Deposits	1,196	111	1,670	220
Borrowings	2,373	108	3,166	295
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	171	171	340	340
Interest on Financing Leases	48	48	97	97
Total Interest Expense	14,241	1,555	22,257	2,677
NET INTEREST INCOME	25,772	29,038	53,866	56,863
Provision for Credit Losses	948	905	2,502	1,674
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	24,824	28,133	51,364	55,189
NON-INTEREST INCOME
Income From Fiduciary Activities	2,428	2,517	4,703	5,113
Fees for Other Services to Customers	2,717	3,050	5,312	5,845
Insurance Commissions	1,560	1,622	3,080	3,133
Net (Loss) Gain on Securities	(181)	154	(285)	284
Net Gain on Sales of Loans	—	10	4	62
Other Operating Income	382	391	769	1,469
Total Non-Interest Income	6,906	7,744	13,583	15,906
NON-INTEREST EXPENSE
Salaries and Employee Benefits	12,039	11,687	23,986	22,973
Occupancy Expenses, Net	1,583	1,602	3,211	3,200
Technology and Equipment Expense	4,362	3,974	8,779	7,753
FDIC Assessments	484	291	963	598
Other Operating Expense	5,615	2,791	9,440	4,766
Total Non-Interest Expense	24,083	20,345	46,379	39,290
INCOME BEFORE PROVISION FOR INCOME TAXES	7,647	15,532	18,568	31,805
Provision for Income Taxes	1,600	3,558	3,959	7,256
NET INCOME	$6,047	$11,974	$14,609	$24,549
Average Shares Outstanding [1]:
Basic	16,553	16,494	16,552	16,503
Diluted	16,553	16,535	16,552	16,551
Per Common Share:
Basic Earnings	$0.36	$0.72	$0.88	$1.48
Diluted Earnings	0.36	0.72	0.88	1.48

    1 2022 Share and Per Share Amounts have been restated for the September 23, 2022 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended June 30:		Six Months Ended June 30
	2023	2022	2023	2022
Net Income	$6,047	$11,974	$14,609	$24,549
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Securities Holding (Loss) Gain Arising During the Period	(3,849)	(9,711)	2,250	(32,007)
Net Unrealized Gain (Loss) on Cash Flow Hedge Agreements	59	878	(534)	2,003
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	163	8	310	(13)
Amortization of Net Retirement Plan Actuarial (Gain) Loss	(42)	(21)	(60)	21
Amortization of Net Retirement Plan Prior Service Cost	39	79	76	85
Other Comprehensive (Loss) Income	(3,630)	(8,767)	2,042	(29,911)
Comprehensive Income (Loss)	$2,417	$3,207	$16,651	$(5,362)

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Six Month Period Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2022	$21,424	$400,270	$65,401	$(49,655)	$(83,902)	$353,538
Net Income	—	—	14,609	—	—	14,609
Other Comprehensive Income	—	—	—	2,042	—	2,042
Cash Dividends Paid, $.54 per Share [1]	—	—	(8,934)	—	—	(8,934)
Stock Options Exercised, Net (3,772 Shares)	—	50	—	—	33	83
Shares Issued Under the Directors’ Stock Plan (3,418 Shares)	—	85	—	—	29	114
Shares Issued Under the Employee Stock Purchase Plan (3,872 Shares)	—	87	—	—	33	120
Shares Issued for Dividend Reinvestment Plans (17,753 Shares)	—	330	—	—	142	472
Stock-Based Compensation Expense	—	247	—	—	—	247
Purchase of Treasury Stock (27,395 Shares)	—	—	—	—	(848)	(848)
Balance at June 30, 2023	$21,424	$401,069	$71,076	$(47,613)	$(84,513)	$361,443

	Three Month Period Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at March 31, 2023	$21,424	$400,944	$69,499	$(43,983)	$(84,513)	$363,371
Net Income	—	—	6,047	—	—	6,047
Other Comprehensive Loss	—	—	—	(3,630)	—	(3,630)
Cash Dividends Paid, $.27 per Share	—	—	(4,470)	—	—	(4,470)
Stock-Based Compensation Expense	—	125	—	—	—	125
Balance at June 30, 2023	$21,424	$401,069	$71,076	$(47,613)	$(84,513)	$361,443

	Six Month Period Ended June 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2021	$20,800	377,996	54,078	$347	$(82,035)	$371,186
Net Income	—	—	24,549	—	—	24,549
Other Comprehensive Loss	—	—	—	(29,911)	—	(29,911)
Cash Dividends Paid, $.524 per Share [1]	—	—	(8,647)	—	—	(8,647)
Stock Options Exercised, Net (15,878 Shares)	—	188	—	—	138	326
Shares Issued Under the Directors’ Stock Plan (5,770 Shares)	—	143	—	—	50	193
Shares Issued Under the Employee Stock Purchase Plan (7,561 Shares)	—	176	—	—	66	242
Shares Issued for Dividend Reinvestment Plans (29,152 Shares)	—	696	—	—	253	949
Stock-Based Compensation Expense	—	224	—	—	—	224
Purchase of Treasury Stock (76,552 Shares)	—	—	—	—	(2,613)	(2,613)
Balance at June 30, 2022	$20,800	$379,423	$69,980	$(29,564)	$(84,141)	$356,498

	Three Month Period Ended June 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at March 31, 2022	$20,800	$378,758	$62,328	$(20,797)	$(83,846)	$357,243
Net Income	—	—	11,974	—	—	11,974
Other Comprehensive Income	—	—	—	(8,767)	—	(8,767)
Cash Dividends Paid, $.262 per Share [1]	—	—	(4,322)	—	—	(4,322)
Stock Options Exercised, Net (3,733 Shares)	—	53	—	—	32	85
Shares Issued Under the Directors’ Stock Plan (2,986 Shares)	—	68	—	—	26	94
Shares Issued Under the Employee Stock Purchase Plan (3,935 Shares)	—	87	—	—	35	122
Shares Issued for Dividend Reinvestment Plans (15,235 Shares)	—	343	—	—	132	475
Stock-Based Compensation Expense	—	114	—	—	—	114
Purchase of Treasury Stock (16,311 Shares)	—	—	—	—	(520)	(520)
Balance at June 30, 2022	$20,800	$379,423	$69,980	$(29,564)	$(84,141)	$356,498

1 Cash dividends paid per share have been adjusted for the September 23, 2022 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended June 30,
Cash Flows from Operating Activities:	2023	2022
Net Income	$14,609	$24,549
Provision for Credit Losses	2,502	1,674
Depreciation and Amortization	3,432	3,835
Net Loss (Gain) on Securities Transactions	285	(284)
Loans Originated and Held-for-Sale	344	(1,002)
Proceeds from the Sale of Loans Held-for-Sale	4	1,359
Net Gain on the Sale of Loans	(4)	(62)
Net Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	86	120
Contributions to Retirement Benefit Plans	(273)	(319)
Deferred Income Tax Benefit	(71)	(328)
Shares Issued Under the Directors’ Stock Plan	114	193
Stock-Based Compensation Expense	247	224
Tax Benefit from Exercise of Stock Options	11	22
Net Decrease in Other Assets	1,023	173
Net Decrease in Other Liabilities	3,390	530
Net Cash Provided By Operating Activities	25,699	30,684
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	32,134	42,660
Purchases of Securities Available-for-Sale	—	(110,049)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	34,198	19,656
Purchases of Securities Held-to-Maturity	(2,552)	(5,491)
Net Increase in Loans	(89,638)	(178,740)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,305	860
Purchase of Premises and Equipment	(5,064)	(6,079)
Net Decrease in FHLB and Federal Reserve Bank Stock	1,132	662
Net Cash Used By Investing Activities	(28,485)	(236,521)
Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	3,860	(4,837)
Finance Lease Payments	(26)	(25)
Other Borrowings - Advances	250,000	—
Other Borrowings - Paydowns	(133,000)	(20,000)
Purchase of Treasury Stock	(848)	(2,613)
Stock Options Exercised, Net	83	326
Shares Issued Under the Employee Stock Purchase Plan	120	242
Shares Issued for Dividend Reinvestment Plans	472	949
Cash Dividends Paid	(8,934)	(8,647)
Net Cash Provided (Used) By Financing Activities	111,727	(34,605)
Net Increase (Decrease) in Cash and Cash Equivalents	108,941	(240,442)
Cash and Cash Equivalents at Beginning of Period	64,660	457,696
Cash and Cash Equivalents at End of Period	$173,601	$217,254

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$19,179	$2,703
Income Taxes	3,269	5,918
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,320	719

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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest-bearing bank balances at the Federal Reserve Bank of New York, advances from the Federal Reserve Bank of New York Bank Term Funding Program ("BTFP") and cash flow from investment securities and loans.

Note 2.     ACCOUNTING POLICIES

In the opinion of the management of Arrow, the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2023, December 31, 2022 and June 30, 2022; the results of operations for the three and six month periods ended June 30, 2023 and 2022; the consolidated statements of comprehensive income for the three and six month periods ended June 30, 2023 and 2022; the changes in stockholders' equity for the three and six month periods ended June 30, 2023 and 2022; and the cash flows for the six month periods ended June 30, 2023 and 2022. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2022 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").

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
Investments in Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") stock are required for membership in those organizations and are carried at cost since there is no market value available. The FHLB New York ("FHLBNY") continues to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FRB and FHLB stock.

Note 3. CASH AND CASH EQUIVALENTS (In Thousands)

The following table is the schedule of Cash and Cash Equivalents at June 30, 2023, December 31, 2022 and June 30, 2022:
	June 30, 2023	December 31, 2022	June 30, 2022
Cash and Due From Banks	$33,803	$31,886	$51,549
Interest-bearing Deposits at Banks	139,798	32,774	165,705
Total Cash and Cash Equivalents	$173,601	64,660	217,254

The increase in cash from December 31, 2022 to June 30, 2023 reflects the strategic enhancement of the Company's liquidity position in light of recent industry events. The decline in cash from June 30, 2022 to December 31, 2022 was primarily the result of record loan growth in 2022 and a decrease in deposits in the fourth quarter of 2022.

Note 4.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at June 30, 2023, December 31, 2022 and June 30, 2022:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
June 30, 2023
Available-For-Sale Securities, at Amortized Cost	$190,000	$280	$414,995	$1,000	$606,275
Gross Unrealized Gains	—	—	3	—	3
Gross Unrealized Losses	(13,984)	—	(48,386)	(200)	(62,570)
Available-For-Sale Securities, at Fair Value	176,016	280	366,612	800	543,708
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					362,707

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$15,000	$—	$730	$—	$15,730
From 1 - 5 Years	175,000	—	227,541	—	402,541
From 5 - 10 Years	—	280	186,724	1,000	188,004
Over 10 Years	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$14,660	$—	$706	$—	$15,366
From 1 - 5 Years	161,356	—	207,528	—	368,884
From 5 - 10 Years	—	280	158,378	800	159,458
Over 10 Years	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$29,509	$—	$24,851	$—	$54,360
12 Months or Longer	146,505	—	341,648	800	488,953
Total	$176,014	$—	$366,499	$800	$543,313
Number of Securities in a Continuous Loss Position	25	—	154	1	180

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$490	$—	$551	$—	$1,041
12 Months or Longer	13,494	—	47,835	200	61,529
Total	$13,984	$—	$48,386	$200	$62,570

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
Disaggregated Details:
US Agency Obligations, at Amortized Cost	$190,000
US Agency Obligations, at Fair Value	176,016
US Government Agency Securities, at Amortized Cost			$7,573
US Government Agency Securities, at Fair Value			7,048
Government Sponsored Entity Securities, at Amortized Cost			407,422
Government Sponsored Entity Securities, at Fair Value			359,564

December 31, 2022
Available-For-Sale Securities, at Amortized Cost	$190,000	$340	$447,755	$1,000	$639,095
Gross Unrealized Gains	15	—	65	—	80
Gross Unrealized Losses	(14,816)	—	(50,664)	(200)	(65,680)
Available-For-Sale Securities, at Fair Value	175,199	340	397,156	800	573,495
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					308,266

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$66,690	$—	$183,868	$—	$250,558
12 Months or Longer	93,493	—	199,262	800	293,555
Total	$160,183	$—	$383,130	$800	$544,113
Number of Securities in a Continuous Loss Position	23	—	150	1	174

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3,310	$—	$18,756	$—	$22,066
12 Months or Longer	11,506	—	31,908	200	43,614
Total	$14,816	$—	$50,664	$200	$65,680

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$190,000
US Agency Obligations, at Fair Value	175,199
US Government Agency Securities, at Amortized Cost			$7,934
US Government Agency Securities, at Fair Value			7,433
Government Sponsored Entity Securities, at Amortized Cost			439,821
Government Sponsored Entity Securities, at Fair Value			389,723

June 30, 2022
Available-For-Sale Securities, at Amortized Cost	$165,000	$340	$460,227	$1,000	$626,567

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
Gross Unrealized Gains	—	—	43	—	43
Gross Unrealized Losses	(9,525)	—	(34,144)	(200)	(43,869)
Available-For-Sale Securities, at Fair Value	155,475	340	426,126	800	582,741
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					329,371

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$72,817	$—	$350,994	$—	$423,811
12 Months or Longer	82,657	—	68,992	800	152,449
Total	$155,474	$—	$419,986	$800	$576,260
Number of Securities in a Continuous Loss Position	22	—	137	1	160

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$2,183	$—	$24,539	$—	$26,722
12 Months or Longer	7,342	—	9,605	200	17,147
Total	$9,525	$—	$34,144	$200	$43,869

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$165,000
US Agency Obligations, at Fair Value	155,475
US Government Agency Securities, at Amortized Cost			$8,533
US Government Agency Securities, at Fair Value			8,292
Government Sponsored Entity Securities, at Amortized Cost			451,694
Government Sponsored Entity Securities, at Fair Value			417,834

At June 30, 2023, there was no allowance for credit losses for the AFS debt securities portfolio.

The following table is the schedule of Held-To-Maturity Securities at June 30, 2023, December 31, 2022 and June 30, 2022:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
June 30, 2023
Held-To-Maturity Securities, at Amortized Cost	$133,176	$10,284	$143,460
Gross Unrealized Gains	—	—	—
Gross Unrealized Losses	(3,717)	(600)	(4,317)
Held-To-Maturity Securities, at Fair Value	129,459	9,684	139,143
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			115,674

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$58,665	$—	$58,665

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
From 1 - 5 Years	72,172	10,284	82,456
From 5 - 10 Years	2,309	—	2,309
Over 10 Years	30	—	30

Maturities of Debt Securities, at Fair Value:
Within One Year	$57,955	$—	$57,955
From 1 - 5 Years	69,197	9,684	78,881
From 5 - 10 Years	2,277	—	2,277
Over 10 Years	30	—	30

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$19,210	$—	$19,210
12 Months or Longer	94,163	9,684	103,847
Total	$113,373	$9,684	$123,057

Number of Securities in a Continuous Loss Position	343	16	359

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$292	$—	$292
12 Months or Longer	3,425	600	4,025
Total	$3,717	$600	$4,317

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,516
US Government Agency Securities, at Fair Value		3,295
Government Sponsored Entity Securities, at Amortized Cost		6,768
Government Sponsored Entity Securities, at Fair Value		6,389

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2022
Held-To-Maturity Securities, at Amortized Cost	$163,600	$11,764	$175,364
Gross Unrealized Gains	1	—	1
Gross Unrealized Losses	(3,131)	(611)	(3,742)
Held-To-Maturity Securities, at Fair Value	160,470	11,153	171,623
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			142,982

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$137,773	$11,153	$148,926
12 Months or Longer	—	—	—
Total	$137,773	$11,153	$148,926
Number of Securities in a Continuous Loss Position	397	16	413

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3,131	$611	$3,742
12 Months or Longer	—	—	—
Total	$3,131	$611	$3,742

Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$3,898
US Government Agency Securities, at Fair Value		3,687
Government Sponsored Entity Securities, at Amortized Cost		7,866
Government Sponsored Entity Securities, at Fair Value		7,466

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
June 30, 2022
Held-To-Maturity Securities, at Amortized Cost	$168,599	$13,497	$182,096
Gross Unrealized Gains	56	—	56
Gross Unrealized Losses	(1,449)	(192)	(1,641)
Held-To-Maturity Securities, at Fair Value	167,206	13,305	180,511
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			153,020

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$116,075	$13,305	$129,380
12 Months or Longer	—	—	—
Total	$116,075	$13,305	$129,380
Number of Securities in a Continuous Loss Position	327	17	344

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1,449	$192	$1,641
12 Months or Longer	—	—	—
Total	$1,449	$192	$1,641

June 30, 2022
Disaggregated Details:
US Government Agency Securities, at Amortized Cost		$4,401
US Government Agency Securities, at Fair Value		4,328
Government Sponsored Entity Securities, at Amortized Cost		9,096
Government Sponsored Entity Securities, at Fair Value		8,977

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
Arrow evaluates AFS debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at June 30, 2023, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at June 30, 2023 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended June 30, 2023.
Arrow's HTM debt securities are comprised of U.S. government-sponsored enterprises (GSEs) or state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its HTM debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of June 30, 2023.

The following table is the schedule of Equity Securities at June 30, 2023, December 31, 2022 and June 30, 2022:

Equity Securities

	June 30, 2023	December 31, 2022	June 30, 2022
Equity Securities, at Fair Value	$1,889	$2,174	$2,031

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the three and six month periods ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (Loss) Gain on Equity Securities	$(181)	$154	$(285)	$284
Less: Net gain recognized during the reporting period on equity securities sold during the period	—	—	—	—
Unrealized net (loss) gain recognized during the reporting period on equity securities still held at the reporting date	$(181)	$154	$(285)	$284

Note 5.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of June 30, 2023 and an analysis of the recorded investment in loans that are past due at these dates. Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $312, $656 and $860 as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2023
Loans Past Due 30-59 Days	$192	$—	$10,275	$494	$10,961
Loans Past Due 60-89 Days	287	—	5,302	2,326	7,915
Loans Past Due 90 or more Days	59	—	1,776	2,828	4,663
Total Loans Past Due	538	—	17,353	5,648	23,539
Current Loans	146,980	723,948	1,070,412	1,105,018	3,046,358
Total Loans	$147,518	$723,948	$1,087,765	$1,110,666	$3,069,897

December 31, 2022
Loans Past Due 30-59 Days	$48	$370	$13,657	$1,833	$15,908
Loans Past Due 60-89 Days	33	—	4,517	112	4,662
Loans Past Due 90 or more Days	44	—	3,503	4,790	8,337
Total Loans Past Due	125	370	21,677	6,735	28,907
Current Loans	140,168	706,652	1,043,458	1,064,022	2,954,300
Total Loans	$140,293	$707,022	$1,065,135	$1,070,757	$2,983,207

June 30, 2022
Loans Past Due 30-59 Days	$283	$—	$7,183	$327	$7,793
Loans Past Due 60-89 Days	150	—	3,851	1,189	5,190
Loans Past Due 90 or more Days	2	236	2,009	2,875	5,122
Total Loans Past Due	435	236	13,043	4,391	18,105
Current Loans	138,240	662,998	1,018,068	1,007,391	2,826,697
Total Loans	$138,675	$663,234	$1,031,111	$1,011,782	$2,844,802

Schedule of Non Accrual Loans by Category
		Commercial
June 30, 2023	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$467	$467
Nonaccrual Loans	89	—	1,897	4,011	5,997
Nonaccrual With No Allowance for Credit Loss	89	—	1,897	4,011	5,997
Interest Income on Nonaccrual Loans	—	—	—	—	—

December 31, 2022
Loans 90 or More Days Past Due and Still Accruing Interest	$44	$—	$—	$1,113	$1,157
Nonaccrual Loans	8	3,110	3,503	4,136	10,757

June 30, 2022
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$499	$1,142	$1,641
Nonaccrual Loans	70	3,458	1,648	2,823	7,999

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
The June 30, 2023 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflects the economic conditions with a slight improvement in the national unemployment rate of approximately 0.08% during the six-quarter forecast period, while forecasted gross domestic product projected a deterioration of approximately 0.17%. The home price index (HPI) forecast declined approximately 2.02% from the previous quarter level. Key assumptions utilized in the CECL calculation include loan segmentation, loan loss regression analysis, reasonable and supportable forecast period, reversion period, discounted cash flow inputs including economic forecast data and prepayment and curtailment speeds and qualitative factors. Key assumptions are reviewed and approved on a quarterly basis. There were no assumption changes for the second quarter calculation. Driven by current economic forecasts, loan growth and net charge offs during the quarter, the second quarter provision for credit losses was $948 thousand. The provision is directionally consistent with both the latest economic forecasts as well as second quarter activity. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of June 30, 2023.

The following table details activity in the allowance for credit losses on loans for the three and six months ended June 30, 2023 and June 30, 2022:

Allowance for Credit Losses
Rollforward of the Allowance for Credit Losses for the Quarterly Period:	Commercial	Commercial Real Estate	Consumer	Residential	Total
Rollforward of the Allowance for Credit Losses for the Quarterly Period:
March 31, 2023	$1,737	$15,502	$2,863	$10,682	$30,784
Charge-offs	—	—	(1,274)	(6)	(1,280)
Recoveries	—	—	718	—	718
Provision	235	195	339	179	948
June 30, 2023	$1,972	$15,697	$2,646	$10,855	$31,170

December 31, 2022	$1,961	$15,213	$2,585	$10,193	$29,952
Charge-offs	$—	$—	$(2,602)	$(6)	$(2,608)
Recoveries	$—	$—	$1,324	$—	$1,324
Provision	$11	$484	$1,339	$668	$2,502
June 30, 2023	$1,972	$15,697	$2,646	$10,855	$31,170

March 31, 2022	$2,515	$13,542	$2,510	$9,094	$27,661
Charge-offs	(4)	—	(903)	—	$(907)
Recoveries	18	—	413	—	$431
Provision	(64)	394	338	237	$905
June 30, 2022	$2,465	$13,936	$2,358	$9,331	$28,090

December 31, 2021	$2,298	$13,136	$2,402	$9,445	$27,281
Charge-offs	(4)	—	(1,702)	(30)	(1,736)
Recoveries	26	—	845	—	871
Provision	145	800	813	(84)	1,674
June 30, 2022	$2,465	$13,936	$2,358	$9,331	$28,090

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. Changes in this allowance are reflected in other operating expenses within the non-interest expense category. As of June 30, 2023, the total unfunded commitment off-balance sheet credit exposure was $1.9 million.

Individually Evaluated Loans

All loans not included in the vintage analysis method that exceed $250,000, which are on nonaccrual status, are evaluated on an individual basis. Arrow made the policy election to apply a practical expedient for collateral dependent financial assets when the borrower is experiencing financial difficulty and the repayment is expected through the sale of the collateral. This allows Arrow to use fair value of the collateral at the reporting date adjusted for estimated cost to sell when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operating of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. As of June 30, 2023, there were four total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $2.0 million and none had an allowance for credit loss.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2023, December 31, 2022 and June 30, 2022:

June 30, 2023	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	—	—
Consumer	—	—	—
Residential	1,963	—	1,963
Total	$1,963	$—	$1,963

December 31, 2022	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	3,110	3,110
Consumer	—	—	—
Residential	1,963	—	1,963
Total	$1,963	$3,110	$5,073

June 30, 2022	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	3,222	3,222
Consumer	—	—	—
Residential	1,116	—	1,116
Total	$1,116	$3,222	$4,338

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
June 30, 2023
Ending Loan Balance - Collectively Evaluated	$147,518	$723,948	$1,087,765	$1,108,703	$3,067,934
Allowance for Credit Losses - Loans Collectively Evaluated	1,972	15,697	2,646	10,855	31,170
Ending Loan Balance - Individually Evaluated	—	—	—	1,963	1,963
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

December 31, 2022
Ending Loan Balance - Collectively Evaluated	$140,293	$703,912	$1,065,135	$1,068,794	$2,978,134
Allowance for Credit Losses - Loans Collectively Evaluated	1,961	15,213	2,585	10,193	$29,952
Ending Loan Balance - Individually Evaluated	—	3,110	—	1,963	5,073
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

June 30, 2022
Ending Loan Balance - Collectively Evaluated	$138,675	$660,012	$1,031,111	$1,010,666	$2,840,464
Allowance for Credit Losses - Loans Collectively Evaluated	2,465	13,936	2,358	9,331	28,090
Ending Loan Balance - Individually Evaluated	—	3,222	—	1,116	4,338
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

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

Loan Credit Quality Indicators and Modification
The Company adopted ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2022-02") effective January 1, 2023. ASU 2022-02 requires that entities disclose current-period gross charge-offs by year of origination for loans and leases, which has been incorporated in the credit quality table below. There was only one new immaterial TDR in the first quarter of 2022.
In the first half of 2023, approximately $1.3 million of residential real estate loans were modified The modifications were in the form of short-term forbearance of interest payments. The financial impact of the forbearance is less than ten thousand dollars per month of forgone interest income
The following tables present credit quality indicators by total loans amortized cost basis by origination year as of June 30, 2023, December 31, 2022 and June 30, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
June 30, 2023	2023	2022	2021	2020	2019	Prior
Commercial:
Risk rating
Satisfactory	$15,063	$38,012	$25,715	$11,653	$5,763	$35,571	$9,487	$—	$141,264
Special mention	—	—	—	139	—	—	—	—	139
Substandard	—	—	—	—	60	3,290	2,765	—	6,115
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$15,063	$38,012	$25,715	$11,792	$5,823	$38,861	$12,252	$—	$147,518

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—			$—

Commercial Real Estate:
Risk rating
Satisfactory	$32,681	$162,581	$105,800	$123,336	$42,397	$191,641	$2,971	$—	$661,407
Special mention	—	—	—	—	—	4,987	—	—	4,987
Substandard	—	9,427	1,685	2,394	802	43,221	25	—	57,554
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$32,681	$172,008	$107,485	$125,730	$43,199	$239,849	$2,996	$—	$723,948

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—			$—

Consumer:
Risk rating
Performing	$217,691	$414,437	$238,016	$122,156	$64,295	$28,740	$—	$—	$1,085,335
Nonperforming	30	666	766	229	146	120	473	—	2,430
Total Consumer Loans	$217,721	$415,103	$238,782	$122,385	$64,441	$28,860	$473	$—	$1,087,765

Current-period gross charge-offs	$95	$705	$1,034	$324	$246	$198			$2,602

Residential:
Risk rating
Performing	$62,554	$231,714	$195,831	$120,506	$78,455	$316,683	$99,788	$—	$1,105,531
Nonperforming	—	115	417	939	949	2,289	426	—	5,135
Total Residential Loans	$62,554	$231,829	$196,248	$121,445	$79,404	$318,972	$100,214	$—	$1,110,666

Current-period gross charge-offs	$—	$—	$—	$—	$—	$6			$6

Total Loans	$328,019	$856,952	$568,230	$381,352	$192,867	$626,542	$115,935	$—	$3,069,897

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial:
Risk rating
Satisfactory	$42,038	$28,718	$16,870	$7,857	$8,129	$20,379	$8,909	$—	$132,900
Special mention	—	—	—	—	—	30	30	—	60
Substandard	—	—	255	478	—	3,464	3,136	—	7,333
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$42,038	$28,718	$17,125	$8,335	$8,129	$23,873	$12,075	$—	$140,293

Commercial Real Estate:
Risk rating
Satisfactory	$152,858	$115,111	$121,811	$43,647	$63,913	$159,876	$1,603	$—	$658,819
Special mention	9,678	—	—	—	789	241	—	—	10,708
Substandard	607	—	5,807	812	4,371	25,677	221	—	37,495
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$163,143	$115,111	$127,618	$44,459	$69,073	$185,794	$1,824	$—	$707,022

Consumer:
Risk rating
Performing	$482,530	$284,831	$154,819	$88,165	$38,852	$12,032	$504	$—	$1,061,733
Nonperforming	758	1,468	607	325	157	87	—	—	3,402
Total Consumer Loans	$483,288	$286,299	$155,426	$88,490	$39,009	$12,119	$504	$—	$1,065,135

Residential:
Risk rating
Performing	$210,565	$198,195	$128,372	$82,965	$74,281	$259,787	$111,563	$—	$1,065,728
Nonperforming	—	255	939	597	520	2,311	407	—	5,029
Total Residential Loans	$210,565	$198,450	$129,311	$83,562	$74,801	$262,098	$111,970	$—	$1,070,757

Total Loans	$899,034	$628,578	$429,480	$224,846	$191,012	$483,884	$126,373	$—	$2,983,207

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
June 30, 2022	2022	2021	2020	2019	2018	Prior
Commercial:
Risk rating
Satisfactory	$26,461	$31,578	$25,469	$8,527	$9,473	$15,179	$8,674	$—	$125,361
Special mention	—	—	—	—	—	50	—	—	50
Substandard	—	3,349	3,511	477	—	6	5,921	—	13,264
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$26,461	$34,927	$28,980	$9,004	$9,473	$15,235	$14,595	$—	$138,675

Commercial Real Estate:
Risk rating
Satisfactory	$72,102	$134,785	$260,080	$40,965	$36,546	$73,592	$3,269	$—	$621,339
Special mention	—	—	5,445	1,176	—	76	—	—	6,697
Substandard	2,839	4,788	15,780	3,841	94	7,832	24	—	35,198
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$74,941	$139,573	$281,305	$45,982	$36,640	$81,500	$3,293	$—	$663,234

Consumer:
Risk rating
Performing	$301,351	$337,325	$192,857	$116,855	$58,065	$22,057	$453	$—	$1,028,963
Nonperforming	278	944	415	285	143	82	1	—	2,148
Total Consumer Loans	$301,629	$338,269	$193,272	$117,140	$58,208	$22,139	$454	$—	$1,031,111

Residential:
Risk rating
Performing	$119,530	$194,360	$139,857	$85,977	$80,850	$276,354	$111,080	$—	$1,008,008
Nonperforming	—	—	941	28	110	2,441	254	—	3,774
Total Residential Loans	$119,530	$194,360	$140,798	$86,005	$80,960	$278,795	$111,334	$—	$1,011,782

Total Loans	$522,561	$707,129	$644,355	$258,131	$185,281	$397,669	$129,676	$—	$2,844,802

For the purposes of the table above, nonperforming consumer and residential loans were those loans on nonaccrual status or were 90 days or more past due and still accruing interest.
As of June 30, 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $3.0 million.
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

Note 6. DEBT (Dollars in Thousands)

Schedule of Borrowings:

	June 30, 2023	December 31, 2022	June 30, 2022
Balance:
BTFP Advances	150,000	—	—
FHLBNY Overnight Advances	14,000	27,000	—
FHLBNY Term Advances	7,800	27,800	25,000
Total Borrowings	$171,800	$54,800	$25,000

Maximum Borrowing Capacity:
Federal Funds Purchased	$52,000	$52,000	$52,000
Federal Home Loan Bank of New York	634,989	663,259	686,222
Federal Reserve Bank of New York	708,373	649,112	637,140

Available Borrowing Capacity:
Federal Funds Purchased	$52,000	$52,000	$52,000
Federal Home Loan Bank of New York	529,189	608,458	661,222
Federal Reserve Bank of New York	708,373	649,112	637,140

Arrow's subsidiary banks have in place unsecured federal funds lines of credit with two correspondent banks. As a member of the FHLBNY, Arrow participates in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock and any loans secured by real estate such as commercial real estate, residential real estate and home equity loans (see Notes 4: Investment Securities, and 5: Loans to the Consolidated Financial Statements). The maximum borrowing capacities at the FHLBNY and FRB are determined based on the fair value of the collateral pledged, subject to discounts determined by the respective lenders. As of June 30, 2023, the carrying cost for the FHLBNY collateral was approximately $872 million and approximately $1.1 billion for the FRB. As of June 30, 2023, the fair value for the FHLBNY collateral was approximately $763 million and approximately $1 billion for the FRB.  The investment in FHLBNY stock is proportional to the total of Arrow's overnight and term advances (see the Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock in Note 4, Investment Securities, to the Consolidated Financial Statements). Arrow's bank subsidiaries have also established borrowing facilities with the FRB of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5, Loans, to the Consolidated Financial Statements).

Debt Maturities

BTFP Advances - The BTFP was created to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. In the second quarter of 2023, Arrow borrowed $150 million as part of the BTFP primarily replacing FHLB Advances.The BTFP Advances mature in less than 12 months and have a weighted average interest rate of 4.83%.

Maturity Schedule of FHLBNY Term Advances:

	Balances			Weighted Average Rate

Final Maturity	6/30/2023	12/31/2022	6/30/2022	6/30/2023	12/31/2022	6/30/2022
First Year	$7,800	$27,800	$5,000	5.14%	2.70%	1.81%
Second Year	—	—	20,000	—%	—%	1.75%
Total	$7,800	$27,800	$25,000	5.14%	2.70%	1.77%

Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

At June 30, 2023, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, Arrow Capital Statutory Trust II ("ACST II") and Arrow Capital Statutory Trust III ("ACST III" and, together with ACST II, the "Trusts"), identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
The first of the two classes of trust-issued instruments outstanding at year-end was issued by ACST II, a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II TRUPS"). The rate on the securities is variable, adjusting quarterly to the 3-month LIBOR plus 3.15%. Arrow designated SOFR as the replacement index for financial instruments. The rate on the securities will be tied to the 3-month Secured Overnight Financing Rate ("SOFR") plus 3.15% post-conversion. ACST II used the proceeds of the sale of the ACST II TRUPS to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II TRUPS.  The ACST II TRUPS became redeemable after July 23, 2008 and mature on July 23, 2033.
The second of the two classes of trust-issued instruments outstanding at year-end was issued by ACST III, a Delaware business trust established on December 23, 2004, upon the filing of a certificate of trust with the Delaware Secretary of State. On December 28, 2004, the ACST III issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST III TRUPS").  The rate on the ACST III TRUPS is a variable rate, adjusted quarterly, equal to the 3-month LIBOR plus 2.00%.  The rate on the securities will be tied to the 3-month SOFR plus 2.00% post-conversion. ACST III used the proceeds of the sale of the ACST III TRUPS to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST III TRUPS.  The ACST III TRUPS became redeemable on or after March 31, 2010 and mature on December 28, 2034.
Arrow has entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities attributable to the Trusts. These agreements are designated as cash flow hedges.
The primary assets of the Trusts are Arrow's junior subordinated debentures discussed above, and the sole revenues of the Trusts are payments received by them from Arrow with respect to the junior subordinated debentures.  The trust preferred securities issued by the Trusts are non-voting.  All common voting securities of the Trusts are owned by Arrow.  Arrow used the net proceeds from its sale of junior subordinated debentures to the Trusts, facilitated by the Trusts' sale of their trust preferred securities to the purchasers thereof, for general corporate purposes.  The trust preferred securities and underlying junior subordinated debentures, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions.
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at June 30, 2023, December 31, 2022, and June 30, 2022 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income for the three years.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	June 30, 2023	December 31, 2022	June 30, 2022
ACST II
Balance	$10,000	$10,000	$10,000
Period End:
Variable Interest Rate	8.69%	6.82%	5.40%
Fixed Interest Rate resulting from cash flow hedge agreement	4.00%	4.00%	4.00%

ACST III
Balance	$10,000	$10,000	$10,000
Period End:
Variable Interest Rate	7.54%	5.67%	4.25%
Fixed Interest Rate resulting from cash flow hedge agreement	2.86%	2.86%	2.86%

Note 7.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of June 30, 2023, December 31, 2022 and June 30, 2022:

Commitments to Extend Credit and Letters of Credit
	June 30, 2023	December 31, 2022	June 30, 2022
Notional Amount:
Commitments to Extend Credit	$463,224	$424,197	$447,178
Standby Letters of Credit	4,114	3,627	3,745
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	11	2	18

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at June 30, 2023, December 31, 2022 and June 30, 2022 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Arrow's policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at June 30, 2023, December 31, 2022 and June 30, 2022, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
The Company became aware that on June 23, 2023, Robert C. Ashe filed a putative class action complaint against the Company in the United States District Court for the Northern District of New York. In addition to the Company, the complaint names as defendants Thomas J. Murphy, the Company’s former CEO and from September 30, 2022 to February 20, 2023, its interim CFO, Edward J. Campanella, the Company’s former CFO, and Penko Ivanov, the Company’s current CFO (the “Individual Defendants” and, together with the Company, the "Defendants"). The complaint alleges that the Defendants made materially false and misleading statements regarding the Company’s business, operations and compliance policies in the Company’s public filings between March 12, 2022 and

May 12, 2023. The complaint further alleges that the Individual Defendants are liable for these materially false and misleading statements as "controlling persons" of the Company. Based on these allegations, the complaint brings two claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and of Section 20(a) of the Exchange Act. Mr. Ashe, on behalf of a purported class of shareholders, seeks compensatory damages as well as recovery of the costs and fees associated with the litigation. The Company believes the lawsuit to be without merit and expressly denies any wrongdoing in connection with the matters claimed in the complaint and intends to vigorously defend the lawsuit. As of the date of filing of this Form 10-Q, the Company has not been served with the complaint.

Note 8.    COMPREHENSIVE INCOME (LOSS) (In Thousands)

The following table presents the components of other comprehensive income (loss) for the three and six month periods ended June 30, 2023 and 2022:

Schedule of Comprehensive Income (Loss)
	Three Months Ended June 30			Six Months Ended June 30,
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	(Expense)	Amount	Amount	Benefit	Amount
2023
Net Unrealized Securities Holding (Loss) Gain on Securities Available-for-Sale Arising During the Period	$(5,186)	$1,337	$(3,849)	$3,033	$(783)	$2,250
Net Unrealized Gain (Loss) on Cash Flow Swap	79	(20)	59	(721)	187	(534)
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	220	(57)	163	418	(108)	310
Amortization of Net Retirement Plan Actuarial Gain	(56)	14	(42)	(81)	21	(60)
Amortization of Net Retirement Plan Prior Service Cost	51	(12)	39	103	(27)	76
Other Comprehensive (Loss) Income	$(4,892)	$1,262	$(3,630)	$2,752	$(710)	$2,042

2022
Net Unrealized Securities Holding Loss on Securities Available-for-Sale Arising During the Period	$(13,045)	$3,334	$(9,711)	$(43,000)	$10,993	$(32,007)
Net Unrealized Gain on Cash Flow Swap	1,179	(301)	878	2,691	(688)	2,003
Reclassification of Net Unrealized Gain (Loss) on Cash Flow Hedge Agreements to Interest Expense	11	(3)	8	(18)	5	(13)
Amortization of Net Retirement Plan Actuarial Loss	(29)	8	(21)	28	(7)	21
Amortization of Net Retirement Plan Prior Service Cost	107	(28)	79	114	(29)	85
Other Comprehensive Loss	$(11,777)	$3,010	$(8,767)	$(40,185)	$10,274	$(29,911)

The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)

	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Loss	Net Prior Service Cost

For the quarter-to-date periods ended:
March 31, 2023	$(42,742)	$3,608	$(4,485)	$(364)	$(43,983)
Other comprehensive income or loss before reclassifications	(3,849)	59	—	—	(3,790)
Amounts reclassified from accumulated other comprehensive income or loss	—	163	(42)	39	160
Net current-period other comprehensive income or loss	(3,849)	222	(42)	39	(3,630)
June 30, 2023	$(46,591)	$3,830	$(4,527)	$(325)	$(47,613)

March 31, 2022	$(22,910)	$2,424	$681	$(992)	$(20,797)
Other comprehensive income or loss before reclassifications	(9,711)	878	—	—	(8,833)
Amounts reclassified from accumulated other comprehensive income or loss	—	8	(21)	79	66
Net current-period other comprehensive (loss) or income	(9,711)	886	(21)	79	(8,767)
June 30, 2022	$(32,621)	$3,310	$660	$(913)	$(29,564)

For the Year-To-Date periods ended:

December 31, 2022	$(48,841)	$4,054	$(4,467)	$(401)	$(49,655)
Other comprehensive income or loss before reclassifications	2,250	(534)	—	—	1,716
Amounts reclassified from accumulated other comprehensive income or loss	—	310	(60)	76	326
Net current-period other comprehensive income or loss	2,250	(224)	(60)	76	2,042
June 30, 2023	$(46,591)	$3,830	$(4,527)	$(325)	$(47,613)

December 31, 2021	$(614)	$1,320	$639	$(998)	$347
Other comprehensive income or loss before reclassifications	(32,007)	2,003	—	—	(30,004)
Amounts reclassified from accumulated other comprehensive income	—	(13)	21	85	93
Net current-period other comprehensive income or loss	(32,007)	1,990	21	85	(29,911)
June 30, 2022	$(32,621)	$3,310	$660	$(913)	$(29,564)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income or loss:

Reclassifications Out of Accumulated Other Comprehensive Income or Loss
Details about Accumulated Other Comprehensive Income or Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income or Loss		Affected Line Item in the Statement Where Net Income Is Presented

For the quarter-to-date periods ended:
June 30, 2023
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$(220)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(51)	(1)	Salaries and Employee Benefits
Actuarial loss	56	(1)	Salaries and Employee Benefits
	(215)		Total before Tax
	55		Provision for Income Taxes
Total reclassifications for the period	$(160)		Net of Tax

June 30, 2022
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$(11)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	$(107)	(1)	Salaries and Employee Benefits
Actuarial loss	29	(1)	Salaries and Employee Benefits
	(89)		Total before Tax
	23		Provision for Income Taxes
Total reclassifications for the period	$(66)		Net of Tax

For the Year-to-date periods ended:
June 30, 2023
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$(418)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(103)	(1)	Salaries and Employee Benefits
Actuarial loss	81	(1)	Salaries and Employee Benefits
	(440)		Total before Tax
	114		Provision for Income Taxes
Total reclassifications for the period	$(326)		Net of Tax

Total reclassifications for the period	$(326)		Net of Tax

June 30, 2022
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	18		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	$(114)	(1)	Salaries and Employee Benefits
Actuarial gain	(28)	(1)	Salaries and Employee Benefits
	(124)		Total before Tax
	31		Provision for Income Taxes
Total reclassifications for the period	$(93)		Net of Tax

(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

Note 9.    STOCK-BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

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

The following table summarizes information about stock option activity for the year to date period ended June 30, 2023:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2023	279,050	$29.41
Granted	56,000	32.41
Exercised	(3,772)	21.58
Forfeited	(6,580)	30.09
Outstanding at June 30, 2023	324,698	30.01

Vested at Period-End	201,567	28.64
Expected to Vest	123,131	32.25

Stock Options Granted
Weighted Average Grant Date Information:
Fair Value of Options Granted	$8.02
Fair Value Assumptions:
Dividend Yield	3.30%
Expected Volatility	28.38%
Risk Free Interest Rate	3.57%
Expected Lives (in years)	8.34

The following table presents information on the amounts expensed related to stock options for the three and six month periods ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Amount expensed	$87	$79	$172	$154

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

The following table summarizes information about restricted stock unit activity for the periods ended June 30, 2023 and 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	13,520	$31.38
Granted	5,014	32.41
Vested	(4,182)	32.29
Non-vested at June 30, 2023	14,352	31.48

Non-vested at January 1, 2022	13,599	29.27
Granted	4,312	34.79
Vested	(4,391)	28.17
Non-vested at June 30, 2022	13,520	31.38

The following table presents information on the amounts expensed related to restricted stock units for the periods ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Amount expensed	$38	$35	$75	$70

Employee Stock Purchase Plan
Arrow sponsors an ESPP under which employees may purchase Arrow's common stock at a discount below market price. The current amount of the discount is 5%. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan. We have suspended the operation of the ESPP as a result of the now resolved delay in filing the 2022 Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and the related effects under applicable securities laws.

Employee Stock Ownership Plan
Arrow maintains an ESOP, pursuant to which substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements. The Company makes cash contributions to the ESOP each year.

Note 10.    RETIREMENT BENEFIT PLANS (Dollars in Thousands)

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
Settlement accounting is required when lump sum payments during a fiscal year exceed that fiscal year's Service Cost plus Interest Cost components of the Net Periodic Pension Cost. For 2022, the sum of the Service Cost and Interest Cost was $3.3 million and the 2022 total lump sum payments exceeded that amount by the end of the third quarter 2022. The Plan therefore recognized in the 2022 Net Periodic Pension Cost a portion of the Unamortized Net (Gain)/Loss equal to the ratio of the projected benefit obligation for the participants that received a lump sum to the total projected benefit obligation. As of December 31, 2022, the Unamortized Net Loss prior to reflecting settlement accounting was $7.2 million. The ratio of the projected benefit obligation for participants that received a lump sum to the total projected benefit obligation was 8.06%. The effect of the settlement that was recognized in the 2022 Net Periodic Pension Cost was $577 thousand, which was fully reflected in the 2022 Net Periodic Cost. Settlement accounting was not required for the six-month period ended June 30, 2023.

The following tables provide the components of net periodic benefit costs for the three and six-month periods ended June 30, 2023 and 2022:

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Cost
For the Three Months Ended June 30, 2023:
Service Cost [1]	$384	$122	$10
Interest Cost [2]	519	97	80
Expected Return on Plan Assets [2]	(851)	—	—
Amortization of Prior Service Cost [2]	15	10	26
Amortization of Net Loss (Gain) [2]	23	19	(98)
Net Periodic Cost	$90	$248	$18

Plan Contributions During the Period	$—	$110	$20

For the Three Months Ended June 30, 2022:
Service Cost [1]	$451	$271	$18
Interest Cost [2]	352	61	60
Expected Return on Plan Assets [2]	(1,058)	—	—
Amortization of Prior Service Cost [2]	20	11	26
Amortization of Net Loss (Gain) [2]	—	67	(46)
Net Periodic (Benefit) Cost	$(235)	$410	$58

Plan Contributions During the Period	$—	$115	$33

Net Periodic Benefit Cost
For the Six Months Ended June 30, 2023:
Service Cost [1]	$797	$285	$28
Interest Cost [2]	1,049	159	167
Expected Return on Plan Assets [2]	(1,708)	—	—
Amortization of Prior Service Cost [2]	31	20	52
Amortization of Net Loss (Gain) [2]	59	37	(177)
Net Periodic Cost	$228	$501	$70

Plan Contributions During the Period	$—	$226	$47

Estimated Future Contributions in the Current Fiscal Year	$—	$226	$47

For the Six Months Ended June 30, 2022:
Service Cost [1]	$939	$418	$45
Interest Cost [2]	719	112	124
Expected Return on Plan Assets [2]	(2,157)	—	—
Amortization of Prior Service Cost [2]	39	22	53
Amortization of Net Loss (Gain) [2]	—	106	(78)
Net Periodic (Benefit) Cost	$(460)	$658	$144

Plan Contributions During the Period	$—	$231	$88

Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the period ended June 30, 2023 and currently, additional contributions in 2023 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 11.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for periods ended June 30, 2023 and 2022.  When applicable, share and per share amounts have been adjusted for the September 23, 2022, 3% stock dividend.

Earnings Per Share
	Three Months Ended		Year-to-Date Period Ended:
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Earnings Per Share - Basic:
Net Income	$6,047	$11,974	$14,609	$24,549
Weighted Average Shares - Basic	16,553	16,494	16,552	16,503
Earnings Per Share - Basic	$0.36	$0.72	$0.88	$1.48

Earnings Per Share - Diluted:
Net Income	$6,047	$11,974	$14,609	$24,549
Weighted Average Shares - Basic	16,553	16,494	16,552	16,503
Dilutive Average Shares Attributable to Stock Options	—	41	—	48
Weighted Average Shares - Diluted	16,553	16,535	16,552	16,551
Earnings Per Share - Diluted	$0.36	$0.72	$0.88	$1.48

Note 12.    FAIR VALUES (Dollars In Thousands)

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2023, December 31, 2022 and June 30, 2022 were AFS securities, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
June 30, 2023
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$176,016	$—	$176,016	$—
State and Municipal Obligations	280	—	280	—
Mortgage-Backed Securities	366,612	—	366,612	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	543,708	—	543,708	—
Equity Securities	1,889	—	1,889	—
Total Securities Measured on a Recurring Basis	545,597	—	545,597	—
Derivatives, included in other assets	7,457	—	7,457	—
Total Measured on a Recurring Basis	$553,054	$—	$553,054	$—
Liabilities:
Derivatives, included in other liabilities	7,457	—	7,457	—
Total Measured on a Recurring Basis	$7,457	$—	$7,457	$—
December 31, 2022
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$175,199	$—	$175,199	$—
State and Municipal Obligations	340	—	340	—
Mortgage-Backed Securities	397,156	—	397,156	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	573,495	—	573,495	—
Equity Securities	2,174	—	2,174	—

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total Securities Measured on a Recurring Basis	575,669	—	575,669	—
Derivatives, included in other liabilities	7,506	—	7,506	—
Total Measured on a Recurring Basis	$583,175	$—	$583,175	$—
Liabilities:
Derivatives, included in other liabilities	$7,506	—	$7,506	—
Total Measured on a Recurring Basis	$7,506	$—	$7,506	$—
June 30, 2022
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$155,475	$—	$155,475	$—
State and Municipal Obligations	340	—	340	—
Mortgage-Backed Securities	426,126	—	426,126	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	582,741	—	582,741	—
Equity Securities	2,031	—	2,031	—
Total Securities Measured on a Recurring Basis	584,772	—	584,772	—
Derivatives, included in other assets	6,971	—	6,971	—
Total Measured on a Recurring Basis	$591,743	$—	$591,743	$—
Liabilities:
Derivatives, included in other liabilities	6,971	—	6,971	—
Total Measured on a Recurring Basis	$6,971	$—	$6,971	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
June 30, 2023
Collateral Dependent Evaluated Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	524	—	—	524	—
December 31, 2022
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	593	—	—	593	—
June 30, 2022
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	297	—	—	297	—

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent evaluated loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at June 30, 2023, December 31, 2022 and June 30, 2022.

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
Within borrowings, the fair value of FHLBNY term advances is calculated by the FHLBNY and the fair value of the BTFP advances was determined using a discounted cash flow against the FHLB funding curve. The carrying value of all other borrowings approximate their market value.
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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Cash and Cash Equivalents	$173,601	$173,601	$173,601	$—	$—
Securities Available-for-Sale	543,708	543,708	—	543,708	—
Securities Held-to-Maturity	143,460	139,143	—	139,143	—
Equity Securities	1,889	1,889	—	1,889	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,932	4,932	—	4,932	—
Net Loans	3,038,727	2,789,225	—	—	2,789,225
Accrued Interest Receivable	10,105	10,105	—	10,105	—
Derivatives, included in other assets	7,457	7,457		7,457
Deposits	3,502,224	3,496,188	—	3,496,188	—
Borrowings	171,800	170,636	—	170,636	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	3,465	3,465	—	3,465	—
Derivatives, included in other liabilities	7,457	7,457	—	7,457	—

December 31, 2022
Cash and Cash Equivalents	$64,660	$64,660	$64,660	$—	$—
Securities Available-for-Sale	573,495	573,495	—	573,495	—
Securities Held-to-Maturity	175,364	171,623	—	171,623	—
Equity Securities	2,174	2,174		2,174
Federal Home Loan Bank and Federal Reserve Bank Stock	6,064	6,064	—	6,064	—
Net Loans	2,953,255	2,742,721	—	—	2,742,721
Accrued Interest Receivable	9,890	9,890	—	9,890	—
Derivatives, included in other assets	7,506	7,506	—	7,506	—
Deposits	3,498,364	3,492,021	—	3,492,021	—
Federal Home Loan Bank Term Advances	27,800	27,757	—	27,757	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	357	357	—	357	—
Derivatives, included in other liabilities	7,506	7,506	—	7,506	—

June 30, 2022
Cash and Cash Equivalents	$217,254	$217,254	$217,254	$—	$—
Securities Available-for-Sale	582,741	582,741	—	582,741	—
Securities Held-to-Maturity	182,096	180,511	—	180,511	—
Equity Securities	2,031	2,031	—	2,031
Federal Home Loan Bank and Federal Reserve Bank Stock	4,718	4,718	—	4,718	—
Net Loans	2,816,712	2,668,973	—	—	2,668,973
Accrued Interest Receivable	8,077	8,077	—	8,077	—
Derivatives, included in other assets	6,971	6,971	—	6,971	—
Deposits	3,545,660	3,539,820	—	3,539,820	—
Federal Home Loan Bank Term Advances	25,000	24,838	—	24,838	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	107	107	—	107	—
Derivatives, included in other liabilities	6,971	6,971	—	6,971	—

Note 13.    LEASES (Dollars In Thousands)

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

The following includes quantitative data related to Arrow's leases as of and for the six months ended June 30, 2023 and June 30, 2022:

		Six Months Ended
Finance Lease Amounts:	Classification	June 30, 2023	June 30, 2022
Right-of-Use Assets	Premises and Equipment, Net	$4,549	$4,726
Lease Liabilities	Finance Leases	5,093	5,144

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$5,134	$6,413
Lease Liabilities	Other Liabilities	5,331	6,604

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$97	$97
Operating Outgoing Cash Flows From Operating Leases		510	611
Financing Outgoing Cash Flows From Finance Leases		26	25
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		19	—
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		26.78	27.70
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		11.56	11.20
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.01%	2.85%

Lease cost information for Arrow's leases is as follows:
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$44	$45	$88	$89
Interest on Lease Liabilities	48	48	97	97
Operating Lease Cost	293	308	591	620
Short-term Lease Cost	21	13	35	23
Variable Lease Cost	48	72	121	167
Total Lease Cost	$454	$486	$932	$996

Future Lease Payments at June 30, 2023 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
6/30/2024	$757	$244
6/30/2025	667	257
6/30/2026	607	266
6/30/2027	555	268
6/30/2028	506	268
Thereafter	3,334	7,130
Total Undiscounted Cash Flows	$6,426	$8,433
Less: Net Present Value Adjustment	1,095	3,340
Lease Liability	$5,331	$5,093

Note 14.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (In Thousands)

Arrow is exposed to certain risks arising from both its business operations and economic conditions. Arrow principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Arrow manages economic risks, including interest rate, primarily by managing the amount, sources and duration of its assets and liabilities and through the use of derivative instruments. Specifically, Arrow enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Arrow's derivative financial instruments are used to manage differences in the amount, timing and duration of known or expected cash receipts and its known or expected cash payments principally related to certain fixed rate borrowings. Arrow also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Arrow's assets or liabilities. Arrow manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	June 30, 2023	December 31, 2022	June 30, 2022
Fair value adjustment included in other assets	$7,457	$7,506	$6,971
Fair value adjustment included in other liabilities	7,457	7,506	6,971
Notional amount	125,503	127,763	169,688

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income:

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2023	December 31, 2022	June 30, 2022
Amount of (loss) gain recognized in AOCI	$(721)	$3,467	$2,691
Amount of (loss) gain reclassified from AOCI to interest expense	(418)	(204)	18

Note 15.    RELATED PARTY TRANSACTIONS

A member of the GFNB Board of Directors, is the Chief Executive Officer of the general contractor leading the multi-year renovation project to enhance and improve the downtown Glens Falls Main Campus. The reconstruction will provide added energy efficiency and more collaborative work space. Through June 30, 2023, Arrow paid $2.2 million to this general contractor. GFNB is a subsidiary of Arrow Financial Corporation.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Arrow Financial Corporation:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month and six-month periods ended June 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
August 8, 2023

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2023

NOTE ON TERMINOLOGY
In this Report, the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Report, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Report is comprised of the group of 176 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s "Bank Holding Company Performance Report" for March 31, 2023 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

THE COMPANY AND ITS SUBSIDIARIES
Arrow is a two-bank holding company headquartered in Glens Falls, New York.  The banking subsidiaries are GFNB, whose main office is located in Glens Falls, New York, and SNB, whose main office is located in Saratoga Springs, New York.  Active subsidiaries of GFNB include Upstate Agency, LLC (an insurance agency that sells property and casualty insurance and also specializes in selling and servicing group health care policies and life insurance), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to Arrow's proprietary mutual funds) and Arrow Properties, Inc. (a real estate investment trust, or REIT). Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004, which issued trust preferred securities (TRUPs), which are still outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Report") contains statements that are not historical in nature but rather are based on Arrow's beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "continue," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include statements regarding Arrow's asset quality, the level of allowance for credit losses, the sufficiency of liquidity sources, interest rate change exposure, changes in accounting standards, and Arrow's tax plans and strategies. Some of these statements, such as those included in the interest rate sensitivity analysis in Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. Other forward-looking statements are based on Arrow's general perceptions of market conditions and trends in business activity, both Arrow's and in the banking industry generally, as well as current management strategies for future operations and development.

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
•Disruption in the continuity, timing and effectiveness of the recent transition in executive management could adversely affect Arrow's business activities, financial conditional and results of operations.

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

Adjustments for Certain Items of Income or Expense:  In addition to our regular utilization in our public filings and disclosures of the various non-GAAP measures commonly utilized by financial institutions discussed above, Arrow may also elect from time to time, in connection with our presentation of various financial measures prepared in accordance with GAAP, such as net income, EPS, return on average assets (ROA), and return on average equity (ROE), to provide as well certain comparative disclosures that adjust these GAAP financial measures, typically by removing them from the impact of certain transactions or other material items of income or expense that are unusual or unlikely to be repeated.  Arrow will do so only if it believes that provision of the resulting non-GAAP financial measures may improve the average investor's understanding of our results of operations by separating out items that have a disproportional positive or negative impact on the particular period in question or by otherwise permitting a better comparison from period-to-period in our results of operations with respect to our fundamental lines of business, including the commercial banking business.
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

Arrow Financial Corporation
Selected Quarterly Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022
Net Income	$6,047	$8,562	$12,087	$12,163	$11,974
Transactions in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	(133)	(76)	35	70	114

Share and Per Share Data:[1]
Period End Shares Outstanding	16,553	16,553	16,552	16,523	16,503
Basic Average Shares Outstanding	16,553	16,552	16,535	16,512	16,494
Diluted Average Shares Outstanding	16,553	16,564	16,589	16,558	16,535
Basic Earnings Per Share	$0.36	$0.52	$0.73	$0.74	$0.72
Diluted Earnings Per Share	0.36	0.52	0.73	0.74	0.72
Cash Dividend Per Share	0.270	0.270	0.270	0.262	0.262

Selected Quarterly Average Balances:
Interest-bearing Deposits at Banks	$130,057	$40,436	$143,499	$209,001	$232,545
Investment Securities	787,175	813,461	845,859	821,052	822,112
Loans	3,036,410	2,991,928	2,951,547	2,872,066	2,804,180
Deposits	3,460,711	3,480,279	3,614,945	3,598,519	3,569,754
Other Borrowed Funds	220,616	100,596	63,304	50,125	50,140
Stockholders’ Equity	365,070	359,556	351,402	361,675	357,228
Total Assets	4,087,653	3,978,851	4,074,028	4,047,738	4,012,999
Return on Average Assets, annualized	0.59%	0.87%	1.18%	1.19%	1.20%
Return on Average Equity, annualized	6.64%	9.66%	13.65%	13.34%	13.44%
Return on Average Tangible Equity, annualized [2]	7.10%	10.33%	14.62%	14.27%	14.40%
Average Earning Assets	$3,953,642	$3,845,825	$3,940,905	$3,902,119	$3,858,837
Average Paying Liabilities	2,924,743	2,782,299	2,891,092	2,781,985	2,808,287
Interest Income	40,013	36,110	35,904	34,207	30,593
Tax-Equivalent Adjustment [3]	196	202	279	268	269
Interest Income, Tax-Equivalent [3]	40,209	36,312	36,183	34,475	30,862
Interest Expense	14,241	8,016	5,325	3,306	1,555
Net Interest Income	25,772	28,094	30,579	30,901	29,038
Net Interest Income, Tax-Equivalent [3]	25,968	28,296	30,858	31,169	29,307
Net Interest Margin, annualized	2.61%	2.96%	3.08%	3.14%	3.02%
Net Interest Margin, Tax Equivalent, annualized [3]	2.63%	2.98%	3.11%	3.17%	3.05%

Efficiency Ratio Calculation: [4]
Non-Interest Expense	$24,083	$22,296	$20,792	$21,448	$20,345
Less: Intangible Asset Amortization	44	45	47	48	48
Net Non-Interest Expense	$24,039	$22,251	$20,745	$21,400	$20,297
Net Interest Income, Tax-Equivalent [3]	$25,968	$28,296	$30,858	$31,169	$29,307
Non-Interest Income	6,906	6,677	7,165	7,827	7,744
Less: Net Changes in Fair Value of Equity Invest.	(181)	(104)	48	95	154
Net Gross Income	$33,055	$35,077	$37,975	$38,901	$36,897
Efficiency Ratio [4]	72.72%	63.43%	54.63%	55.01%	55.01%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$361,443	$363,371	$353,538	$345,550	$356,498
Book Value per Share [1]	21.84	21.95	21.36	20.91	21.60
Goodwill and Other Intangible Assets, net	23,175	23,273	23,373	23,477	23,583
Tangible Book Value per Share [1,2]	20.44	20.55	19.95	19.49	20.17

Capital Ratios:[5]
Tier 1 Leverage Ratio	9.92%	10.13%	9.80%	9.71%	9.60%
Common Equity Tier 1 Capital Ratio	13.27%	13.34%	13.32%	13.14%	13.14%
Tier 1 Risk-Based Capital Ratio	13.96%	14.03%	14.01%	13.85%	13.86%
Total Risk-Based Capital Ratio	15.08%	15.15%	15.11%	14.93%	14.93%

Assets Under Trust Admin. & Investment Mgmt.	$1,711,460	$1,672,117	$1,606,132	$1,515,994	$1,589,178

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 23, 2022, 3% stock dividend.

2.
Non-GAAP Financial Measures Reconciliation: Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which Arrow believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 50.

		6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022
	Total Stockholders' Equity (GAAP)	$361,443	$363,371	$353,538	$345,550	$356,498
	Less: Goodwill and Other Intangible assets, net	23,175	23,273	23,373	23,477	23,583
	Tangible Equity (Non-GAAP)	$338,268	$340,098	$330,165	$322,073	$332,915

	Period End Shares Outstanding	16,553	16,553	16,552	16,523	16,503
	Tangible Book Value per Share (Non-GAAP)	$20.44	$20.55	$19.95	$19.49	$20.17
	Net Income	6,047	8,562	12,087	12,163	11,974
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	7.10%	10.33%	14.62%	14.27%	14.40%

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 50.

		6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022
	Interest Income (GAAP)	$40,013	$36,110	$35,904	$34,207	$30,593
	Add: Tax-Equivalent adjustment (Non-GAAP)	196	202	279	268	269
	Interest Income - Tax Equivalent (Non-GAAP)	$40,209	$36,312	$36,183	$34,475	$30,862
	Net Interest Income (GAAP)	$25,772	$28,094	$30,579	$30,901	$29,038
	Add: Tax-Equivalent adjustment (Non-GAAP)	196	202	279	268	269
	Net Interest Income - Tax Equivalent (Non-GAAP)	$25,968	$28,296	$30,858	$31,169	$29,307
	Average Earning Assets	$3,953,642	$3,845,825	$3,940,905	$3,902,119	$3,858,837
	Net Interest Margin (Non-GAAP)*	2.63%	2.98%	3.11%	3.17%	3.05%

4.
Non-GAAP Financial Measures: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes that the efficiency ratio provides investors with information that is useful in understanding our financial performance. Arrow defines efficiency ratio as the ratio of our non-interest expense to our net gross income (which equals tax-equivalent net interest income plus non-interest income, as adjusted). There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 50.

5.
For the current quarter, all of the regulatory capital ratios as well as the Total Risk-Weighted Assets are calculated in accordance with bank regulatory capital rules. The June 30, 2023 CET1 ratio listed in the tables (i.e., 13.27%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022
	Total Risk Weighted Assets	$2,937,837	$2,909,610	$2,883,902	$2,856,224	$2,790,520
	Common Equity Tier 1 Capital	389,966	388,228	384,003	375,394	366,798
	Common Equity Tier 1 Capital Ratio	13.27%	13.34%	13.32%	13.14%	13.14%

* Quarterly ratios have been annualized.

Arrow Financial Corporation
Selected Year-to-Date Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Six Months Ended	6/30/2023	6/30/2022
Net Income	$14,609	$24,549
Transactions Recorded in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	(209)	210

Share and Per Share Data: [1]
Period End Shares Outstanding	16,553	16,503
Basic Average Shares Outstanding	16,552	16,503
Diluted Average Shares Outstanding	16,552	16,551
Basic Earnings Per Share	$0.88	$1.48
Diluted Earnings Per Share	0.88	1.48
Cash Dividend Per Share	0.54	0.52

Selected Year-to-Date Average Balances:
Interest-bearing Deposits at Banks	$85,494	$321,103
Investment Securities	800,246	809,797
Loans	3,014,292	2,741,834
Deposits	3,470,441	3,575,970
Borrowings	155,842	59,317
Stockholders’ Equity	362,328	363,711
Total Assets	4,033,553	4,033,856
Return on Average Assets, annualized	0.73%	1.23%
Return on Average Equity, annualized	8.13%	13.61%
Return on Average Tangible Equity, annualized [2]	8.69%	14.56%
Average Earning Assets	3,900,032	3,872,734
Average Paying Liabilities	2,853,914	2,831,953
Interest Income	76,123	59,540
Tax-Equivalent Adjustment [3]	398	539
Interest Income, Tax-Equivalent [3]	76,521	60,079
Interest Expense	22,257	2,677
Net Interest Income	53,866	56,863
Net Interest Income, Tax-Equivalent [3]	54,264	57,402
Net Interest Margin, annualized	2.79%	2.96%
Net Interest Margin, Tax Equivalent, annualized [3]	2.81%	2.99%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$46,379	$39,290
Less: Intangible Asset Amortization	89	97
Net Noninterest Expense	46,290	39,193
Net Interest Income, Tax-Equivalent [3]	54,264	57,402
Noninterest Income	13,583	15,906
Less: Net Changes in Fair Value of Equity Securities	(285)	284
Net Gross Income	68,132	73,024
Efficiency Ratio [4]	67.94%	53.67%

Arrow Financial Corporation
Selected Year-to-Date Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 23, 2022, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which Arrow believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 50.

		6/30/2023	6/30/2022
	Total Stockholders' Equity (GAAP)	$361,443	$356,498
	Less: Goodwill and Other Intangible assets, net	23,175	23,583
	Tangible Equity (Non-GAAP)	$338,268	$332,915

	Period End Shares Outstanding	16,553	16,503
	Tangible Book Value per Share (Non-GAAP)	$20.44	$20.17
	Net Income	14,609	24,549
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	8.69%	14.56%

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 50.

		6/30/2023	6/30/2022
	Interest Income (GAAP)	$76,123	$59,540
	Add: Tax-Equivalent adjustment (Non-GAAP)	398	539
	Interest Income - Tax Equivalent (Non-GAAP)	$76,521	$60,079
	Net Interest Income (GAAP)	53,866	56,863
	Add: Tax-Equivalent adjustment (Non-GAAP)	398	539
	Net Interest Income - Tax Equivalent (Non-GAAP)	$54,264	$57,402
	Average Earning Assets	$3,900,032	$3,872,734
	Net Interest Margin (Non-GAAP)*	2.81%	2.99%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes the efficiency ratio provides investors with information that is useful in understanding financial performance. The efficiency ratio is defined as the ratio of our non-interest expense to our net gross income (which equals our tax-equivalent net interest income plus non-interest income, as adjusted). See "Use of Non-GAAP Financial Measures" on page 50.

* Year-to-date ratios have been annualized.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Dollars In Thousands)

Quarter Ended June 30:	2023			2022
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$130,057	$1,674	5.16%	$232,545	$427	0.74
Investment Securities:
Fully Taxable	637,018	2,951	1.86	644,443	2,444	1.52
Exempt from Federal Taxes	150,157	770	2.06	177,669	816	1.84
Loans	3,036,410	34,618	4.57	2,804,180	26,906	3.85
Total Earning Assets	3,953,642	40,013	4.06	3,858,837	30,593	3.18
Allowance for Credit Losses	(30,577)			(27,558)
Cash and Due From Banks	28,742			40,105
Other Assets	135,846			141,615
Total Assets	$4,087,653			$4,012,999
Deposits:
Interest-Bearing Checking Accounts	$863,892	820	0.38	$1,048,752	199	0.08
Savings Deposits	1,504,412	8,514	2.27	1,541,616	892	0.23
Time Deposits of $250,000 or More	133,897	1,119	3.35	37,418	26	0.28
Other Time Deposits	201,926	1,196	2.38	130,361	111	0.34
Total Interest-Bearing Deposits	2,704,127	11,649	1.73	2,758,147	1,228	0.18
Borrowings	195,527	2,373	4.87	25,000	108	1.73
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	171	3.43	20,000	171	3.43
Finance Leases	5,089	48	3.78	5,140	48	3.75
Total Interest-bearing Liabilities	2,924,743	14,241	1.95	2,808,287	1,555	0.22
Noninterest-bearing deposits	756,584			811,607
Other Liabilities	41,256			35,877
Total Liabilities	3,722,583			3,655,771
Stockholders’ Equity	365,070			357,228
Total Liabilities and Stockholders’ Equity	$4,087,653			$4,012,999
Net Interest Income		$25,772			$29,038
Net Interest Spread			2.11%			2.96%
Net Interest Margin			2.61%			3.02%

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Six Months Ended June 30:	2023			2022
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$85,494	$2,153	5.08%	$321,103	$625	0.39%
Investment Securities:
Fully Taxable	644,837	5,899	1.84%	631,695	4,633	1.48%
Exempt from Federal Taxes	155,409	1,567	2.03%	178,102	1,637	1.85%
Loans	3,014,292	66,504	4.45%	2,741,834	52,645	3.87%
Total Earning Assets	3,900,032	76,123	3.94%	3,872,734	59,540	3.10%
Allowance for Credit Losses	(30,187)			(27,362)
Cash and Due From Banks	29,625			38,886
Other Assets	134,083			149,598
Total Assets	$4,033,553			$4,033,856
Deposits:
Interest-Bearing Checking Accounts	$914,035	1,190	0.26	$1,038,304	362	0.07
Savings Deposits	1,489,415	14,101	1.91	1,549,689	1,309	0.17
Time Deposits of $250,000 or More	114,265	1,693	2.99	53,670	54	0.20
Other Time Deposits	175,262	1,670	1.92	130,973	220	0.34
Total Interest-Bearing Deposits	2,692,977	18,654	1.40	2,772,636	1,945	0.14
Borrowings	135,842	3,166	4.70	34,171	295	1.74
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	340	3.43	20,000	340	3.43
Finance Leases	5,095	97	3.84	5,146	97	3.80
Total Interest-Bearing Liabilities	2,853,914	22,257	1.57	2,831,953	2,677	0.19
Noninterest-bearing deposits	777,464			803,334
Other Liabilities	39,847			34,858
Total Liabilities	3,671,225			3,670,145
Stockholders’ Equity	362,328			363,711
Total Liabilities and Stockholders’ Equity	$4,033,553			$4,033,856
Net Interest Income		$53,866			$56,863
Net Interest Spread			2.37%			2.91%
Net Interest Margin			2.79%			2.96%

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month period ended June 30, 2023 and the financial conditions as of June 30, 2023 and 2022.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Unaudited Interim Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of Q2 2023 Financial Results: Net income for the second quarter of 2023 was $6.0 million, down from $12.0 million for the same period in the prior year. The year-over-year decline was primarily due to an increase in interest expense of $12.7 million, an increase in non-interest expense of $3.7 million and a decrease in non-interest income of $838 thousand. The decrease was partially offset by an increase in interest and dividend income of $9.4 million and a decrease in the provision for income taxes.
Diluted (EPS for the first quarter of 2023 was $0.36, a decrease from $0.72 reported for the second quarter of 2022. Return on average equity (ROE) for the second quarter of 2023 decreased to 6.64%, as compared to a ROE of 13.44% for the quarter ended June 30, 2022. Return on average assets (ROA) for the second quarter of 2023 was 0.59%, a decrease from an ROA of 1.20% for the quarter ended June 30, 2022.
Total loans reached a record high of $3.1 billion as of June 30, 2023. Loan growth for the second quarter of 2023 was $64.5 million and $225.1 million, or 7.9%, from June 30, 2022. In the second quarter, total outstanding residential real estate loans increased $30.0 million, or 2.8%. The consumer loan portfolio grew by $14.4 million, or 1.3%, in the second quarter, primarily within the indirect automobile lending program. Total outstanding commercial loans increased $20.2 million, or 2.4%.
At June 30, 2023, deposit balances were $3.5 billion. Deposits in the second quarter of 2023 decreased by $44.1 million from the prior quarter and decreased by $43.4 million, or 1.2%, from the prior-year level. Municipal deposits decreased $76.8 million in the second quarter and increased $13.2 million from June 30, 2022. Non-municipal deposits increased $32.7 million for the quarter and decreased $56.7 million from June 30, 2022. Noninterest-bearing deposits represented 21.7% of total deposits at June 30, 2023, compared to 23.3% of total deposits at June 30, 2022. At June 30, 2023, total time deposits were $368.8 million compared to $169.5 million at June 30, 2022 and $301.8 million at March 31, 2023 as a result of successful campaigns to grow certificate of deposit balances.
Net interest income for the second quarter was $25.8 million, down 11.2% from $29.0 million in the comparable quarter of 2022. Interest and fees on loans were $34.6 million for the second quarter of 2023, an increase from $26.9 million for the quarter ended June 30, 2022, due to loan growth and higher loan rates. Interest expense for the second quarter of 2023 was $14.2 million, an increase of $12.7 million versus the comparable quarter ended June 30, 2022, due to higher deposit rates and changes in deposit composition.
Net interest margin was 2.61% for the quarter, compared to 3.02% for the second quarter of 2022 and 2.96% for the first quarter of 2023. The year-over-year decrease in net interest margin was due to higher costs of interest-bearing liabilities partially offset by growth in loan balances with higher yields. The decrease in interest margin compared to the first quarter of 2023 was the result of the cost of interest-bearing liabilities increasing at a faster pace than the yield on average earning assets.
Non-interest income for the three months ended June 30, 2023, was $6.9 million, compared to $7.7 million in the comparable 2022 quarter. Income from fiduciary activities, which includes wealth management services, was flat to the comparable quarter of 2022. Fees and other services to customers decreased $333 thousand over the comparable quarter of 2022 driven by lower volume of interchange transactions. Other income was consistent with the comparable quarter of 2022.
Non-interest expense for the second quarter of 2023 was $24.1 million, an increase from $20.3 million for the second quarter of 2022. The largest year-over-year increase, $2.8 million, related to other operating expenses. The increase is primarily due to $2.0 million of additional legal and professional fees associated with the delay in the filing of the 2022 Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "First Quarter 10-Q"). Technology and equipment expense was $4.4 million, an increase of $388 thousand from the second quarter of 2022. Salaries and benefits have increased year-over-year as a result of pension and other benefit expenses.
For the second quarter of 2023, the provision for credit losses was $948 thousand, compared to $905 thousand in the prior-year quarter. The key drivers for the quarter were loan growth, followed by charge-offs, while the change in current economic forecast had only a minimal impact on the quarter.
The changes in net income, net interest income and net interest margin between the three-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 73.

Regulatory Capital and Change in Stockholders' Equity: At June 30, 2023, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules (the "Capital Rules") as implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") at both the holding company and bank levels.  At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.
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
Stockholders’ equity was $361.4 million at June 30, 2023, an increase of $7.9 million, or 2.2%, from the December 31, 2022 level of $353.5 million, and an increase of $4.9 million, or 1.4%, from the prior-year level. The increase in stockholders' equity over the first six months of 2023 principally reflected the following factors: the addition of (i) $14.6 million of net income for the period plus (ii) other comprehensive gain of $2.0 million and (iii) issuance of $1.0 million of common stock through employee benefit and dividend reinvestment plans reduced by (iv) cash dividends of $8.9 million and (v) repurchases of common stock of $848 thousand.The components of the change in stockholders’ equity since year-end 2022 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At June 30, 2023, book value per share was $21.84, up by 1.1% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $20.44, an increase of $0.27,or 1.3%, over the level as of June 30, 2022. See the disclosure on page 50 related to the use of non-GAAP financial measures including tangible book value.
On June 30, 2023, Arrow's closing stock price was $20.14, representing a trading multiple of 0.99 to tangible book value. In the second quarter of 2023, Arrow paid a quarterly cash dividend of $0.27. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 71.

Loan Quality: Net charge-offs for the second quarter of 2023 were $562 thousand as compared to $476 thousand for the comparable 2022 quarter. The ratio of net charge-offs to average loans (annualized) was 0.07% for the three month period ended June 30, 2023, consistent with the three month period ended June 30, 2022.
For the second quarter of 2023, the provision for credit losses was $948 thousand and the expense for estimated credit losses on off-balance sheet credit exposures was $111 thousand. The allowance for credit losses was $31.2 million on June 30, 2023, which represented 1.02% of loans outstanding, as compared to 0.99% on June 30, 2022.
Nonperforming loans were $6.5 million at June 30, 2023, representing 0.21% of period-end loans, a decrease from the June 30, 2022 ratio of 0.34% and a decrease from the March 31, 2023 ratio of 0.37%. The ratio continues to reasonably compare with the weighted average ratio of the peer group of 0.36% at March 31, 2023. Nonperforming assets of $7.1 million at June 30, 2023 represented 0.17% of period-end assets down from 0.25% at June 30, 2022.

Loan Segments: As of June 30, 2023, total loans grew by $86.7 million, or 2.9%, as compared to the balance at December 31, 2022. The largest increase was in the residential real estate loan portfolio which increased $39.9 million, or 3.7%. Commercial and commercial real estate loans, increased by $24.2 million, or 2.9%, from December 31, 2022. Consumer loans increased $22.6 million, or 2.1%, primarily comprised of automobile loans.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 28.4% of the total loan portfolio at period-end. Commercial property values in Arrow's region have largely remained stable, however, there remains uncertainty surrounding market conditions due to the inflation and the rising interest rate environment. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
•Consumer Loans: These loans (primarily automobile loans) comprised 35.4% of the total loan portfolio at period-end. Consumer automobile loans at June 30, 2023, were 99.6% of this portfolio segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. As of June 30, 2023, demand has slowed as a result of current economic conditions. Inflation and higher rates may continue to limit the potential growth in this category.
•Residential Real Estate Loans: These loans, including home equity loans, made up 36.2% of the total loan portfolio at period-end. Demand for residential real estate has continued but weakened as interest rates have increased. A continuous elevated rate environment may impact future demand. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. Arrow has historically sold a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and Access to Credit Markets: Arrow has not experienced any liquidity events or special concerns in recent years or thus far in 2023. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term liquidity needs.  Interest-bearing cash balances at June 30, 2023 were $139.8 million compared to $165.7 million at June 30, 2022. Contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY, FRB and other bank lines totaling approximately $1.3 billion. The general terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 71). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Visa Class B Common Stock: Arrow's subsidiary bank, GFNB, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in its litigation escrow account. On December 13, 2019, the Court granted final approval to a settlement in this class action lawsuit. On January 3, 2020 an appeal of the final-approved order was filed with the court. On December 16, 2021, the second circuit court of appeals set oral arguments regarding objections to final approval of the settlement for March 16, 2022. On March 16, 2022, the Second Circuit Court of Appeals heard oral arguments regarding objections to final approval of the settlement. On April 25, 2023, the Court of Appeals for the Second Circuit denied certain objectors’ request for panel rehearing or, in the alternative, rehearing en banc. It is unknown if any party will pursue further appeals to the U.S Supreme Court. When the appeals process is resolved and assuming the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. At June 30, 2023, GFNB held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to approximately 44,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, Arrow has not recognized any economic value for these shares.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	6/30/2023	12/31/2022	6/30/2022	$ Change From December	$ Change From June	% Change From December (not annualized)	% Change From June
Interest-Bearing Bank Balances	$139,798	$32,774	$165,705	$107,024	$(25,907)	326.6%	(15.6)%
Securities Available-for-Sale	543,708	573,495	582,741	(29,787)	(39,033)	(5.2)%	(6.7)%
Securities Held-to-Maturity	143,460	175,364	182,096	(31,904)	(38,636)	(18.2)%	(21.2)%
Equity Securities	1,889	2,174	2,031	(285)	(142)	(13.1)%	(7.0)%
Loans (1)	3,069,897	2,983,207	2,844,802	86,690	225,095	2.9%	7.9%
Allowance for Credit Losses	31,170	29,952	28,090	1,218	3,080	4.1%	11.0%
Earning Assets (1)	3,903,684	3,773,078	3,782,093	130,606	121,591	3.5%	3.2%
Total Assets	$4,103,653	$3,969,509	$3,991,205	$134,144	$112,448	3.4%	2.8%
Noninterest-Bearing Deposits	$759,495	$836,871	$824,842	$(77,376)	$(65,347)	(9.2)%	(7.9)%
Interest-Bearing Checking Accounts	856,016	997,694	1,046,570	(141,678)	(190,554)	(14.2)%	(18.2)%
Savings Deposits	1,517,937	1,454,364	1,504,791	63,573	13,146	4.4%	0.9%
Time Deposits over $250,000	140,694	76,224	40,021	64,470	100,673	84.6%	251.6%
Other Time Deposits	228,082	133,211	129,436	94,871	98,646	71.2%	76.2%
Total Deposits	$3,502,224	$3,498,364	$3,545,660	$3,860	$(43,436)	0.1%	(1.2)%
Other Borrowings	$171,800	$54,800	$25,000	$117,000	$146,800	213.5%	587.2%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	361,443	353,538	356,498	7,905	4,945	2.2%	1.4%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at June 30, 2023, was $3.1 billion, an increase of $86.7 million, or 2.9%, from the December 31, 2022 level and up by $225.1 million, or 7.9%, from the June 30, 2022 level. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $24.2 million, or 2.9%, during the first six months of 2023. In the first six months of 2023, loan growth has slowed as a result of the current rate environment.
•Consumer loans (primarily automobile loans through indirect lending): As of June 30, 2023, these loans, primarily auto loans originated through dealerships in New York and Vermont, increased by $22.6 million, or 2.1%, from the December 31, 2022 balance. Inflation and rising rates may continue to slow demand.
•Residential real estate loans: This segment increased during the first six months of 2023 by $39.9 million, or 3.7%. A deterioration of economic conditions may continue to reduce loan production for the remainder of the year.

Changes in Sources of Funds: Deposit balances reached $3.5 billion, down $43.4 million, or 1.2%, from the prior-year level and increased $3.9 million from December 31, 2022. Noninterest-bearing deposits represented 21.7% of total deposits at June 30, 2023, compared to 23.3% of total deposits on June 30, 2022. At June 30, 2023, total time deposits were $368.8 million. Municipal deposits increased $13.2 million, or 1.5% from June 30, 2022. Federal home loan term advances were $7.8 million, a decrease from $25.0 million at June 30, 2022. In the second quarter of 2023, Arrow borrowed $150 million as part of the BTFP primarily replacing FHLB Advances. The BTFP was created to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors.

Municipal Deposits: Fluctuations in balances of interest-bearing checking accounts are often the result of timing and behavior of municipal deposits.  Municipal deposits have historically averaged between 20% to 30% of total deposits. Municipal deposits are typically placed in interest-bearing checking, savings and various time deposit accounts.
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
Arrow uses reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $603.5 million and $500.0 million at June 30, 2023 and June 30, 2022, respectively.

Uninsured Deposits: Arrow's deposit base includes both insured and uninsured deposits. Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances at June 30, 2023 are less than 30% of the total deposit base.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2022 to June 30, 2023 (in thousands):

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
.	6/30/2023	12/31/2022	Change	6/30/2023	12/31/2022	Change
Securities Available-for-Sale:
U.S. Agency Securities	$176,016	$175,199	$817	$(13,984)	$(14,801)	$817
State and Municipal Obligations	280	340	(60)	—	—	—
Mortgage-Backed Securities	366,612	397,156	(30,544)	(48,383)	(50,599)	2,216
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Total	$543,708	$573,495	$(29,787)	$(62,567)	$(65,600)	$3,033

Securities Held-to-Maturity:
State and Municipal Obligations	$129,459	$160,470	$(31,011)	$(3,717)	$(3,130)	$(587)
Mortgage-Backed Securities	9,684	11,153	(1,469)	(600)	(611)	11
Total	$139,143	$171,623	$(32,480)	$(4,317)	$(3,741)	$(576)

Equity Securities	$1,889	$2,174	$(285)	$—	$—	$—

The table below presents the weighted average yield for available-for-sale and held-to-maturity securities as of June 30, 2023 (in thousands).

	June 30, 2023
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount		Yield
Securities Available-for-Sale:
U.S. Agency Securities	$15,000	3.5%	$175,000	1.6%	$—	—%	$—	—%	$190,000	190000000	1.7%
State and Municipal Obligations	—	—%	—	—%	280	6.8%		—%	280		6.8%
Mortgage-Backed Securities	730	1.7%	227,541	1.9%	186,724	1.7%	—	—%	414,995		1.8%
Corporate and Other Debt Securities		—%		—%	1,000	7.9%	—	—%	1,000		7.9%
Total	$15,730	3.4%	$402,541	1.8%	$188,004	1.7%	$—	—%	$606,275		1.8%

Securities Held-to-Maturity:
State and Municipal Obligations	$58,665	2.7%	$72,172	2.5%	$2,309	3.7%	$30	6.7%	$133,176		2.6%
Mortgage-Backed Securities	—	—%	10,284	2.6%	—	—%	—	—%	10,284		2.6%
Corporate and Other Debt Securities	—	—%	—	—%	—	—%	—	—%	—		—%
Total	$58,665	2.7%	$82,456	2.5%	$2,309	3.7%	$30	6.7%	$143,460		2.6%

At June 30, 2023, Arrow held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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

Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at June 30, 2023, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The recent rising interest rate environment resulted in an increase in unrealized losses versus the comparable prior period. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at June 30, 2023 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the six months ended June 30, 2023.
Arrow's held-to-maturity debt securities are comprised of GSEs and state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow performs an analysis of the credit worthiness of municipal obligations to determine if a security is of investment grade. The analysis may include, but may not solely rely upon credit analysis conducted by external credit rating agencies. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and, therefore, no allowance for credit loss was recorded as of June 30, 2023.
Changes in net unrealized gains or losses during recent periods have been primarily attributable to changes in market rates during the periods in question and not due to the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the six month periods ended June 30, 2023 or 2022.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the six month periods ended June 30, 2023 and 2022, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Six Months Ended
Purchases:	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$25,000	$—	$55,000
Mortgage-Backed Securities	—	10,000	—	55,049
Total Purchases	$—	$35,000	$—	$110,049

Maturities & Calls	$16,465	$21,187	$32,134	$42,660

(In Thousands)	Three Months Ended		Six Months Ended
Purchases:	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Held-to-Maturity Portfolio
State and Municipal Obligations	$1,104	$541	$2,552	$5,491

Maturities & Calls	$24,870	$14,957	$34,198	$19,656

Loan Trends
The following three tables present, for each of the last five quarters, the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category:

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022
Commercial excluding PPP Loans	$135,370	$135,670	$141,419	$134,986	$130,177
PPP Loans	—	—	—	637	11,267
Commercial Real Estate	722,753	710,719	674,420	661,471	645,968
Consumer	1,081,838	1,070,314	1,065,467	1,047,470	1,013,361
Residential Real Estate	1,096,449	1,075,225	1,070,241	1,027,502	1,003,407
Total Loans	$3,036,410	$2,991,928	$2,951,547	$2,872,066	$2,804,180

Percentage of Total Quarterly Average Loans

	Quarter Ended
	6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022
Commercial excluding PPP Loans	4.5%	4.5%	4.8%	4.7%	4.6%
PPP Loans	—%	—%	—%	—%	0.4%
Commercial Real Estate	23.8%	23.8%	22.8%	23.0%	23.0%
Consumer	35.6%	35.8%	36.1%	36.5%	36.2%
Residential Real Estate	36.1%	35.9%	36.3%	35.8%	35.8%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022
Commercial (Total Portfolio)	4.53%	4.28%	4.18%	4.17%	3.93%
Commercial excluding PPP loans	4.53%	4.28%	4.18%	4.17%	3.90%
Commercial Real Estate	5.09%	4.73%	4.57%	4.60%	3.82%
Consumer	4.61%	4.26%	4.02%	4.10%	3.83%
Residential Real Estate	4.17%	4.10%	3.80%	3.78%	3.70%
Total Loans	4.57%	4.32%	4.13%	4.09%	3.85%

The average yield on the loan portfolio was 4.57% for the second quarter of 2023 up 72 basis points from the second quarter of 2022. Market rates have continued to increase, which impacts new loan yields for fixed rate loans, and variable loan yields as these loans reach their repricing dates.

The table below shows the maturity of loans outstanding as of June 30, 2023. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	June 30, 2023
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial	$25,446	$87,292	$34,655	$125	$147,518
Commercial Real Estate	170,903	241,756	304,504	6,786	723,949
Consumer	9,645	549,293	528,354	472	1,087,764
Residential Real Estate	132,039	56,024	251,884	670,719	1,110,666
Total	$338,033	$934,365	$1,119,397	$678,102	$3,069,897

		After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Loans maturing with:
Fixed Interest Rates		$649,977	$915,654	$674,934	$2,240,565
Variable Interest Rates		284,388	203,742	3,168	491,298
Total		$934,365	$1,119,396	$678,102	$2,731,863

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

Commercial Loans and Commercial Real Estate Loans: Substantially all commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers located in Arrow's regional markets. A portion of the loans in the commercial portfolio have variable rates tied to market indices, such as Prime, SOFR or FHLBNY. PPP loans were previously included within the commercial loan portfolio. The PPP program ended in 2022.

Consumer Loans: At June 30, 2023, consumer loans (primarily automobile loans originated through dealerships located in upstate New York and Vermont) continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
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

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022
Noninterest-Bearing Deposits	$756,584	$798,576	$787,157	$866,659	$811,607
Interest-Bearing Checking Accounts	863,892	964,735	1,082,267	996,116	1,048,752
Savings Deposits	1,504,412	1,474,251	1,548,293	1,549,451	1,541,616
Time Deposits over $250,000	133,897	94,415	65,897	49,459	37,418
Other Time Deposits	201,926	148,302	131,331	136,834	130,361
Total Deposits	$3,460,711	$3,480,279	$3,614,945	$3,598,519	$3,569,754

	Quarter Ended
	6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022
Non-Municipal Deposits	$2,528,871	$2,567,132	$2,668,704	$2,719,291	$2,662,052
Municipal Deposits	931,840	913,147	946,241	879,228	907,702
Total Deposits	$3,460,711	$3,480,279	$3,614,945	$3,598,519	$3,569,754

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022
Noninterest-Bearing Deposits	21.9%	22.9%	21.8%	24.1%	22.7%
Interest-Bearing Checking Accounts	25.0%	27.7%	29.9%	27.7%	29.4%
Savings Deposits	43.4%	42.4%	42.9%	43.0%	43.2%
Time Deposits over $250,000	3.9%	2.7%	1.8%	1.4%	1.0%
Other Time Deposits	5.8%	4.3%	3.6%	3.8%	3.7%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.38%	0.16%	0.13%	0.11%	0.08%
Savings Deposits	2.27%	1.54%	1.05%	0.63%	0.23%
Time Deposits over $250,000	3.35%	2.47%	1.36%	0.71%	0.28%
Other Time Deposits	2.38%	1.30%	0.71%	0.43%	0.34%
Total Deposits	1.35%	0.82%	0.54%	0.33%	0.14%

For the quarter ended June 30, 2023, the total cost of deposits increased 53 basis points from the previous quarter and 121 basis points from the comparable prior year quarter. The Federal Funds rate has continued to increase during the previous five quarters presented. Arrow is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," on page 77 for further discussion.
Non-Deposit Sources of Funds
Arrow's other sources of funds include securities sold under agreements to repurchase, term advances from the FHLBNY and BTFP advances. The securities sold under agreements to repurchase are offered to existing customers, short-term in nature and are collateralized by investment securities. The remaining term advance from the FHLBNY is a fixed rate non-callable advance that will mature within one year. The BTFP Advances mature in less than 12 months and have a weighted average interest rate of 4.83%.
The $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of June 30, 2023 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 69 of this Report.

ASSET QUALITY
The following table presents information related to the allowance and provision for credit losses for the past five quarters:

Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022
Loan Balances:
Period-End Loans	$3,069,897	$3,005,352	$2,983,207	$2,924,794	$2,844,802
Average Loans, Year-to-Date	3,014,292	2,991,928	2,827,518	2,785,721	2,741,834
Average Loans, Quarter-to-Date	3,036,410	2,991,928	2,951,547	2,872,066	2,804,180
Period-End Assets	4,103,653	4,114,630	3,969,509	4,232,778	3,991,205

Allowance for Credit Losses, Year-to-Date:
Allowance for Credit Losses, Beginning of Period	$29,952	$29,952	$27,281	$27,281	$27,281
Provision for Credit Losses, YTD	2,502	1,554	4,798	3,389	1,674
Loans Charged-off, YTD	(2,608)	(1,328)	(4,143)	(2,883)	(1,736)
Recoveries of Loans Previously Charged-off	1,324	606	2,016	1,445	871
Net Charge-offs, YTD	(1,284)	(722)	(2,127)	(1,438)	(865)
Allowance for Credit Losses, End of Period	$31,170	$30,784	$29,952	$29,232	$28,090

Allowance for Credit Losses, Quarter-to-Date:
Allowance for Credit Losses, Beginning of Period	$30,784	$29,952	$29,232	$28,090	$27,661
Provision for Credit Losses, QTD	948	1,554	1,409	1,715	905
Loans Charged-off, QTD	(1,280)	(1,328)	(1,261)	(1,147)	(907)
Recoveries of Loans Previously Charged-off	718	606	572	574	431
Net Charge-offs, QTD	(562)	(722)	(689)	(573)	(476)
Allowance for Credit Losses, End of Period	$31,170	$30,784	$29,952	$29,232	$28,090

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$5,997	$10,852	$10,757	$8,812	$7,999
Loans Past Due 90 or More Days and Still Accruing Interest	467	241	1,157	514	1,641
Restructured and in Compliance with Modified Terms	67	62	69	82	77
Total Nonperforming Loans	6,531	11,155	11,983	9,408	9,717
Repossessed Assets	342	144	593	604	297
Other Real Estate Owned	182	—	—	—	—
Total Nonperforming Assets	$7,055	$11,299	$12,576	$10,012	$10,014

Asset Quality Ratios:
Allowance to Nonperforming Loans	477.26%	275.97%	249.95%	310.71%	289.08%
Allowance to Period-End Loans	1.02%	1.02%	1.00%	1.00%	0.99%
Provision to Average Loans (Quarter) (1)	0.13%	0.21%	0.19%	0.24%	0.13%
Provision to Average Loans (YTD) (1)	0.17%	0.21%	0.17%	0.16%	0.12%
Net Charge-offs to Average Loans (Quarter) (1)	0.07%	0.10%	0.09%	0.08%	0.07%
Net Charge-offs to Average Loans (YTD) (1)	0.09%	0.10%	0.08%	0.07%	0.06%
Nonperforming Loans to Total Loans	0.21%	0.37%	0.40%	0.32%	0.34%
Nonperforming Assets to Total Assets	0.17%	0.27%	0.32%	0.24%	0.25%
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
The June 30, 2023 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflects the economic conditions with a slight improvement in the national unemployment rate of approximately 0.08% during the six-quarter forecast period, while forecasted gross domestic product projected a deterioration of approximately 0.17%. The home price index (HPI) forecast declined approximately 2.02% from the previous quarter level. Driven by current economic forecasts, loan growth and net charge offs during the quarter, the second quarter provision for credit losses was $948 thousand. The provision is directionally consistent with both the latest economic forecasts as well as second quarter activity. In addition, Arrow recorded an expense for estimated credit losses on off-balance sheet credit exposures in other liabilities of $111 thousand in the second quarter of 2023.
See Notes 1 and 5 to the unaudited interim consolidated financial statements for additional discussion related to CECL.
The ratio of the allowance for credit losses to total loans was 1.02% at June 30, 2023, an increase from 1.00% at December 31, 2022 and 0.99% at June 30, 2022.
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

Risk Elements
Nonperforming assets at June 30, 2023 amounted to $7.1 million, a decrease from the $12.6 million total at December 31, 2022 and $10.0 million total at June 30, 2022. For the three month periods ended June 30, 2023 and 2022, ratios of nonperforming assets to total assets have remained fairly consistent to the average ratios for the peer group. (See page 48 for a discussion of the peer group.) At March 31, 2023, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.27% as compared to the 0.28% ratio of the peer group at such date (the latest date for which peer group information is available). At June 30, 2023 the ratio was 0.17%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e., loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk:

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	6/30/2023	12/31/2022	6/30/2022
Commercial Loans	$450	$450	$375
Commercial Real Estate Loans	—	—	—
Residential Real Estate Loans	1,972	1,779	1,440
Consumer Loans - Primarily Indirect Automobile	15,536	18,175	10,910
Total Loans Past Due 30-89 Days and Accruing Interest	$17,958	$20,404	$12,725

At June 30, 2023, the loans in the above-referenced category totaled $18.0 million, a decrease of $2.4 million, or 12.0%, from the $20.4 million of such loans at December 31, 2022. The June 30, 2023 total of non-current loans equaled 0.58% of loans then outstanding, compared to 0.68% at December 31, 2022 and 0.45% at June 30, 2022.
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
As of June 30, 2023, Arrow held one other real estate owned property. At this time, Arrow does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.

CAPITAL RESOURCES

Regulatory Capital Standards
Capital Adequacy Requirements. An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
As reported in the Regulatory Reform section above, Arrow elected to opt out of utilizing the CBLR framework. The Capital Rules remain applicable to Arrow.

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
At June 30, 2023, Arrow and its subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow and its subsidiary banks under the current Capital Rules, as of June 30, 2023:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	13.27%	13.96%	15.08%	9.92%
Glens Falls National Bank & Trust Co.	13.51%	13.51%	14.59%	9.22%
Saratoga National Bank & Trust Co.	13.38%	13.38%	14.63%	10.23%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%(1)	8.50%(1)	10.50%(1)	4.00%

(1) Including the fully phased-in 2.50% capital conservation buffer

At June 30, 2023, Arrow and its subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $361.4 million at June 30, 2023, an increase of $7.9 million, or 2.2%, from the December 31, 2022 level of $353.5 million, and an increase of $4.9 million, or 1.4%, from the prior-year level. The increase in stockholders' equity over the first six months of 2023 principally reflected the following factors: the addition of (i) $14.6 million of net income for the period plus (ii) other comprehensive gain of $2.0 million and (iii) issuance of $1.0 million of common stock through employee benefit and dividend reinvestment plans reduced by (iv) cash dividends of $8.9 million and (v) repurchases of common stock of $848 thousand.

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

Stock Repurchase Program: In October 2022, the Board of Directors approved a new stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow's common stock over the 2023 calendar year (the 2023 Repurchase Program), in open-market or negotiated transactions to the extent management believes Arrow's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of shareholders. As of June 30, 2023, Arrow repurchased $848 thousand of common stock under the 2023 Repurchase Program. This repurchase arrangement does not include repurchases of Arrow's common stock other than through its 2023 Repurchase Program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to Arrow in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

Dividends: Arrow's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past seven quarters listed below represent actual sales transactions, as reported by NASDAQ. Per share amounts and share counts in the following tables have been restated for the September 23, 2022 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2022
First Quarter	$31.19	$35.91	$0.262
Second Quarter	29.61	32.79	0.262
Third Quarter	28.68	34.91	0.262
Fourth Quarter	28.50	36.51	0.270
2023
First Quarter	$24.28	$34.49	$0.270
Second Quarter	17.63	24.92	0.270
Third Quarter (dividend payable September 15, 2023)	—	—	0.270

	Quarter Ended June 30
	2023	2022
Cash Dividends Per Share	$0.270	$0.262
Diluted Earnings Per Share	0.36	0.72
Dividend Payout Ratio	75.00%	36.39%
Total Equity (in thousands)	361,443	$356,498
Shares Issued and Outstanding (in thousands)	16,553	16,503
Book Value Per Share	$21.84	$21.60
Intangible Assets (in thousands)	23,175	23,583
Tangible Book Value Per Share	$20.44	$20.17

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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest-bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $543.7 million at June 30, 2023, a decrease of $29.8 million, from the year-end 2022 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at June 30, 2023 of $139.8 million compared to $32.8 million at December 31, 2022.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $52 million which were not drawn on during the six months ended June 30, 2023.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At June 30, 2023, Arrow had outstanding collateralized obligations with the FHLBNY of $105.8 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $529 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At June 30, 2023, there were no outstanding brokered deposits. Also, Arrow's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At June 30, 2023, the amount available under this facility was approximately $708 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and maintains a contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At June 30, 2023, Arrow's basic liquidity ratio, including FHLBNY collateralized borrowing capacity, was 17.9% of total assets, or $570 million in excess of Arrow's internally-set minimum target ratio of 4%.

Arrow did not experience any significant liquidity constraints in the six month period ended June 30, 2023 and did not experience any such constraints in recent prior years. Arrow has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2023 Compared With
Three Months Ended June 30, 2022

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
Net Income	$6,047	$11,974	$(5,927)	(49.5)%
Diluted Earnings Per Share	0.36	0.72	(0.36)	(50.0)%
Return on Average Assets	0.59%	1.20%	(0.61)%	(50.8)%
Return on Average Equity	6.64%	13.44%	(6.80)%	(50.6)%

Net income was $6.0 million and diluted EPS of $0.36 for the second quarter of 2023, compared to net income of $12.0 million and diluted EPS of $0.72 for the second quarter of 2022. Return on average assets for the second quarter of 2023 was 0.59%, a decrease from 1.20% in the second quarter of 2022. In addition, return on average equity decreased to 6.64% for the second quarter of 2023, from 13.44% in the second quarter of 2022.

The following narrative discusses the quarter-to-quarter changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
Interest and Dividend Income	$40,013	$30,593	$9,420	30.8%
Interest Expense	14,241	1,555	12,686	815.8%
Net Interest Income	25,772	29,038	(3,266)	(11.2)%
Average Earning Assets(1)	3,953,642	3,858,837	94,805	2.5%
Average Interest-Bearing Liabilities	2,924,743	2,808,287	116,456	4.1%

Yield on Earning Assets(1)	4.06%	3.18%	0.88%	27.7%
Cost of Interest-Bearing Liabilities	1.95	0.22	1.73	786.4%
Net Interest Spread	2.11	2.96	(0.85)	(28.7)%
Net Interest Margin	2.61	3.02	(0.41)	(13.6)%

Income Earned on PPP Loans included Net Interest Income	$—	$438	$(438)	(100.0)%
Net Interest Income excluding PPP loans	25,772	28,600	(2,828)	(9.9)%
Net Interest Margin excluding PPP loans	2.61%	2.98%	(0.37)%	(12.4)%

(1) Includes Nonaccrual Loans.

Net interest income for the recently completed quarter decreased by $3.3 million, or 11.2%, from the second quarter of 2022. Interest and fees on loans were $34.6 million for the second quarter of 2023, an increase from $26.9 million for the quarter ending June 30, 2022, due to loan growth and higher loan rates. Interest expense for the second quarter of 2023 was $14.2 million, an increase of $12.7 million versus the comparable quarter ending June 30, 2022, due to higher deposit rates and changes in deposit composition. Net interest margin decreased 41 basis points in the second quarter of 2023 to 2.61%, from 3.02% during the second quarter of 2022. Average earning asset yields were 88 basis points higher as compared to the second quarter of 2022. The cost of interest-bearing liabilities increased 173 basis points from the quarter ended June 30, 2022. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis" on page 55 and 56 The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 65 and "Loan Trends" on page 63.
As discussed previously under the heading "Asset Quality" beginning on page 67, the provision for loan losses for the second quarter of 2023 was $948 thousand, compared to a provision of $905 thousand for the second quarter of 2022.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Three Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
Income From Fiduciary Activities	$2,428	$2,517	$(89)	(3.5)%
Fees for Other Services to Customers	2,717	3,050	(333)	(10.9)%
Insurance Commissions	1,560	1,622	(62)	(3.8)%
Net (Loss) Gain on Securities	(181)	154	(335)	(217.5)%
Net Gain on the Sale of Loans	—	10	(10)	(100.0)%
Other Operating Income	382	391	(9)	(2.3)%
Total Non-interest Income	$6,906	$7,744	$(838)	(10.8)%

Total non-interest income in the current quarter was $6.9 million, a decrease of $0.8 million from the comparable quarter of 2022. Income from fiduciary activities for the second quarter of 2023 decreased by 3.5% from the second quarter of 2022, primarily driven by market conditions. Assets under trust administration and investment management at June 30, 2023 were $1.71 billion.
Fees for other services to customers were $2.7 million for the second quarter of 2023, a decrease of $333 thousand or 10.9% from the second quarter of 2022.
Insurance commissions were $1.6 million for the second quarter of 2023, essentially flat as compared to the second quarter of 2022.
Net loss on securities of $181 thousand for the second quarter of 2023 was primarily the result of a decrease in the fair value of equity securities from March 31, 2023. Other operating income was flat in comparison to the second quarter in 2022.

Non-interest Expense
Summary of Non-interest Expense
(Dollars in Thousands)

	Three Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
Salaries and Employee Benefits	$12,039	$11,687	$352	3.0%
Occupancy Expense of Premises, Net	1,583	1,602	(19)	(1.2)%
Technology and Equipment Expense	4,362	3,974	388	9.8%
FDIC and FICO Assessments	484	291	193	66.3%
Amortization	44	48	(4)	(8.3)%
Other Operating Expense	5,571	2,743	2,828	103.1%
Total Non-interest Expense	$24,083	$20,345	$3,738	18.4%
Efficiency Ratio	72.72%	55.01%	17.7%	32.2%

Non-interest expense for the second quarter of 2023 was $24.1 million, an increase of $3.7 million, or 18.4%, from the second quarter of 2022. Salaries and benefit expenses increased $0.4 million, or 3.0%, from the comparable quarter in 2022. Technology expenses in the second quarter increased $388 thousand, or 9.8%, from the second quarter of 2022. In the second quarter of 2023, other operating expenses increased $2.8 million, driven primarily by the legal and professional fees associated with the delay in the filing the 2022 Form 10-K and the 2023 First Quarter Form 10-Q.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
Provision for Income Taxes	$1,600	$3,558	$(1,958)	(55.0)%
Effective Tax Rate	20.9%	22.9%	(2.0)%	(8.7)%

RESULTS OF OPERATIONS
Six Months Ended June 30, 2023 Compared With
Six Months Ended June 30, 2022

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
Net Income	$14,609	$24,549	$(9,940)	(40.5)%
Diluted Earnings Per Share	0.88	1.48	(0.60)	(40.5)
Return on Average Assets	0.73%	1.23%	(0.50)%	(40.7)
Return on Average Equity	8.13%	13.61%	(5.48)%	(40.3)

Net income was $14.6 million and diluted EPS of $0.88 for the first six months of 2023, compared to net income of $24.5 million and diluted EPS of $1.48 for the first six months of 2022. Return on average assets for the first six months of 2023 was 0.73%, a decrease from 1.23% for the first six months of 2022. In addition, return on average equity decreased to 8.13% for the first six months of 2023 from 13.61% for the first six months of 2022.

The following narrative discusses the period-to-period changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
Interest and Dividend Income	$76,123	$59,540	$16,583	27.9%
Interest Expense	22,257	2,677	19,580	731.4%
Net Interest Income	53,866	56,863	(2,997)	(5.3)%
Average Earning Assets (1)	3,900,032	3,872,734	27,298	0.7%
Average Interest-Bearing Liabilities	2,853,914	2,831,953	21,961	0.8%

Yield on Earning Assets (1)	3.94%	3.10%	0.84%	27.1%
Cost of Interest-Bearing Liabilities	1.57	0.19	1.38	726.3%
Net Interest Spread	2.37	2.91	(0.54)	(18.6)%
Net Interest Margin	2.79	2.96	(0.17)	(5.7)%

Income Earned on PPP Loans included Net Interest Income	$—	$1,504	$(1,504)	(100.0)%
Net Interest Income excluding PPP loans	53,866	55,359	(1,493)	(2.7)%
Net Interest Margin excluding PPP loans	2.79%	2.90%	(0.11)%	(3.8)%

(1) Includes Nonaccrual Loans.
Net interest income for the first six months of 2023 decreased $3.0 million, or 5.3%, as compared to the first six months of 2022. Total loans at June 30, 2023 increased $225.1 million from June 30, 2022. Investments decreased $77.6 million from June 30, 2022. At June 30, 2023, deposit balances were $3.5 billion. The decline of deposits from June 30, 2022 to June 30, 2023 was $43.4 million, or 1.2%. Net interest margin for the first six months of 2023 decreased 17 basis points to 2.79%, from 2.96% for the first six months of 2022. Average earning asset yields were 84 basis points higher as compared to the first six months of 2022, primarily due to higher market rates. The cost of interest-bearing liabilities increased 138 basis points from the first six months of 2022. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 65 and "Loan Trends" on page 63.
As discussed previously under the heading "Asset Quality" beginning on page 67, the provision for loan losses for the first six months of 2023 was $2.5 million, compared to $1.7 million for the first six months of 2022.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
Income From Fiduciary Activities	4,703	5,113	$(410)	(8.0)%
Fees for Other Services to Customers	5,312	5,845	(533)	(9.1)
Insurance Commissions	3,080	3,133	(53)	(1.7)
Net (Loss) Gain on Securities	(285)	284	(569)	(200.4)
Net Gain on the Sale of Loans	4	62	(58)	(93.5)
Other Operating Income	769	1,469	(700)	(47.7)
Total Non-interest Income	$13,583	$15,906	$(2,323)	(14.6)%

Total non-interest income for the first six months of 2023 was $13.6 million, a decrease of $2.3 million from the first six months of 2022. Income from fiduciary activities for the first six months of 2023 decreased by 8.0% from the first six months of 2022, primarily due to market performance. Arrow has been able to maintain a stable customer base.
Fees for other services to customers were $5.3 million for the first six months of 2023 representing a decrease of $0.5 million, or 9.1%, from the prior year comparative period.
Insurance commissions were $3.1 million for the first six months of 2023, which was relatively unchanged from the prior year comparable period.
Net loss on security transactions of $285 thousand for the first six months of 2023 was the result of the decrease in the fair value of equity securities.
Other operating income decreased $700 thousand from the comparable period in 2022, due primarily to bank-owned life insurance proceeds in 2022 and gains on other assets received in 2022.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
Salaries and Employee Benefits	$23,986	$22,973	$1,013	4.4%
Occupancy Expense of Premises, Net	3,211	3,200	11	0.3
Technology and Equipment Expense	8,779	7,753	1,026	13.2
FDIC and FICO Assessments	963	598	365	61.0
Amortization	89	98	(9)	(9.2)
Other Operating Expense	9,351	4,668	4,683	100.3
Total Noninterest Expense	$46,379	$39,290	$7,089	18.0
Efficiency Ratio	67.94%	53.67%	14.27%	26.6%

Noninterest expense for the first six months of 2023 was $46.4 million, an increase of $7.1 million, or 18.0%, from the first six months of 2022. Salaries and benefit expenses increased $1.0 million, or 4.4%, from the comparable period in 2022. Technology expenses increased $1.0 million, or 13.2%, from the first six months of 2022. Other non-interest expense increased $4.7 million for the first six months of 2023, as compared to the first six months of 2022. The majority of the increase is related to additional legal and professional fees associated with the delay in the filing of the 2022 Form 10-K and First Quarter 2023 Form 10-Q.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
Provision for Income Taxes	$3,959	$7,256	$(3,297)	(45.4)%
Effective Tax Rate	21.3%	22.8%	(1.5)%	(6.6)%

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

As of June 30, 2023:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(4.07)%	1.48%
Calculated change in Net Interest Income - Year 2	7.94%	15.60%

The balance sheet shows an inverse relationship between changes in prevailing rates and Arrow's net interest income in the near term, suggesting that liabilities and sources of funds generally reprice more quickly than earning assets. However, when net interest income is simulated over a longer time frame, the balance sheet shows a relatively neutral profile with long-term asset sensitivity, as asset yields continue to reprice while the cost of funding reaches assumed ceilings or floors.
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

Item 4.
CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the Chief Executive Officer ("CEO") (who is our principal executive officer) and Chief Financial Officer ("CFO") (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2023. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that:
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

Prior to filing this Report, we performed relevant and responsive substantive procedures as of June 30, 2023, in order to complete our financial statements and related disclosures. Based on these procedures, management believes that our consolidated financial statements included in this Report have been prepared in accordance with GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of the dates, and for the periods presented in this Report.

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

Other than the ongoing remediation efforts described above, there were no other changes in Arrow's internal control over financial reporting that occurred during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, Arrow's internal control over financial reporting.

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
The Company became aware that on June 23, 2023, Robert C. Ashe filed a putative class action complaint against the Company in the United States District Court for the Northern District of New York. In addition to the Company, the complaint names as defendants Thomas J. Murphy, the Company’s former CEO and from September 30, 2022 to February 20, 2023, its interim CFO, Edward J. Campanella, the Company’s former CFO, and Penko Ivanov, the Company’s current CFO (“Individual Defendants” and, together with the Company, the "Defendants"). The complaint alleges that the Defendants made materially false and misleading statements regarding the Company’s business, operations and compliance policies in the Company’s public filings between March 12, 2022 and May 12, 2023. The complaint further alleges that the Individual Defendants are liable for these materially false and misleading statements as "controlling persons" of the Company. Based on these allegations, the complaint brings two claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and of Section 20(a) of the Exchange Act. Mr. Ashe, on behalf of a purported class of shareholders, seeks compensatory damages as well as recovery of the costs and fees associated with the litigation. The Company believes the lawsuit to be without merit and expressly denies any wrongdoing in connection with the matters claimed in the complaint and intends to vigorously defend the lawsuit. As of the date of filing of this Report, the Company has not been served with the complaint.
Item 1.A.
Risk Factors
The Risk Factors identified in the 2022 Form 10-K continue to represent the most significant risks to Arrow's future results of operations and financial conditions, without further modification or amendment.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
During the three months ended June 30, 2023, Arrow had no purchases of common stock (our only class of equity securities registered pursuant to Section 12 of the Exchange Act). As of June 30, 2023 , the maximum approximate dollar value of share that may yet be purchased under the publicly-announced 2023 Repurchase Program. was $4,152,132. We have suspended the operation of the DRIP as a result of the delayed filing of the 2022 Form 10-K and this Report and the related effects under applicable securities laws. Currently, we do not expect to resume operation of the DRIP for at least 12 months from the date we have filed the outstanding reports, but we cannot provide any assurance on when or if we will resume operation of the DRIP, although we expect this suspension is temporary.

Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None
Item 5.
Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2023, none of Arrow’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
10.1
Amended and Restated Employment Agreement between the Registrant and Penko K. Ivanov, Senior Executive Vice President, Treasurer and Chief Financial Officer, effective July 18, 2023 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed July 22, 2023, Exhibit 10.2*

10.2
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
ARROW FINANCIAL CORPORATION
Registrant

August 8, 2023	/s/ David S. DeMarco
Date	David S. DeMarco
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2023	/s/ Penko Ivanov
Date	Penko Ivanov
Chief Financial Officer
(Principal Financial and Accounting Officer)