Form 10-Q
period 2023-09-30
ARROW FINANCIAL CORP
filed 2023-11-09
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. __			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2023
Common Stock, par value $1.00 per share	17,055,266

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2023	December 31, 2022	September 30, 2022
ASSETS
Cash and Due From Banks	$39,778	$31,886	$44,872
Interest-Bearing Deposits at Banks	254,961	32,774	328,557
Investment Securities:
Available-for-Sale at Fair Value	519,240	573,495	575,054
Held-to-Maturity (Fair Value of $134,811 at September 30, 2023; $171,623 at December 31, 2022; and $175,800 at September 30, 2022)	140,577	175,364	182,178
Equity Securities	1,960	2,174	2,126
FHLB and Federal Reserve Bank Stock	5,110	6,064	4,720
Loans	3,138,617	2,983,207	2,924,794
Allowance for Credit Losses	(31,112)	(29,952)	(29,232)
Net Loans	3,107,505	2,953,255	2,895,562
Premises and Equipment, Net	60,311	56,491	54,015
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	1,205	1,500	1,604
Other Assets	120,391	114,633	122,217
Total Assets	$4,272,911	$3,969,509	$4,232,778
LIABILITIES
Noninterest-Bearing Deposits	$798,392	$836,871	$910,221
Interest-Bearing Checking Accounts	920,250	997,694	1,113,850
Savings Deposits	1,496,193	1,454,364	1,584,373
Time Deposits over $250,000	167,614	76,224	59,059
Other Time Deposits	284,036	133,211	127,602
Total Deposits	3,666,485	3,498,364	3,795,105
Borrowings	174,300	54,800	25,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	5,080	5,119	5,131
Other Liabilities	47,032	37,688	41,992
Total Liabilities	3,912,897	3,615,971	3,887,228
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at September 30, 2023, December 31, 2022 and September 30, 2022	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (22,066,559 Shares Issued at September 30, 2023 and 21,423,992 Shares Issued at December 31, 2022 and September 30, 2022)	22,067	21,424	21,424
Additional Paid-in Capital	412,397	400,270	399,461
Retained Earnings	62,647	65,401	57,778
Accumulated Other Comprehensive Loss	(52,584)	(49,655)	(49,070)
Treasury Stock, at Cost (5,017,063 Shares at September 30, 2023; 4,872,355 Shares at December 31, 2022 and 4,900,975 Shares at September 30, 2022)	(84,513)	(83,902)	(84,043)
Total Stockholders’ Equity	360,014	353,538	345,550
Total Liabilities and Stockholders’ Equity	$4,272,911	$3,969,509	$4,232,778
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$36,699	$29,618	$103,203	$82,263
Interest on Deposits at Banks	1,805	1,201	3,958	1,826
Interest and Dividends on Investment Securities:
Fully Taxable	2,924	2,603	8,823	7,236
Exempt from Federal Taxes	689	785	2,256	2,422
Total Interest and Dividend Income	42,117	34,207	118,240	93,747
INTEREST EXPENSE
Interest-Bearing Checking Accounts	1,156	267	2,346	629
Savings Deposits	9,729	2,469	23,830	3,778
Time Deposits over $250,000	1,466	89	3,159	143
Other Time Deposits	2,051	150	3,721	370
Borrowings	2,143	110	5,309	405
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	173	173	513	513
Interest on Financing Leases	46	48	143	145
Total Interest Expense	16,764	3,306	39,021	5,983
NET INTEREST INCOME	25,353	30,901	79,219	87,764
Provision for Credit Losses	354	1,715	2,856	3,389
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	24,999	29,186	76,363	84,375
NON-INTEREST INCOME
Income From Fiduciary Activities	2,378	2,341	7,081	7,454
Fees for Other Services to Customers	2,761	3,071	8,073	8,916
Insurance Commissions	1,695	1,650	4,775	4,783
Net Gain (Loss) on Securities	71	95	(214)	379
Net Gain on Sales of Loans	21	18	25	80
Other Operating Income	1,124	652	1,893	2,121
Total Non-Interest Income	8,050	7,827	21,633	23,733
NON-INTEREST EXPENSE
Salaries and Employee Benefits	11,988	12,427	35,974	35,400
Occupancy Expenses, Net	1,517	1,521	4,728	4,721
Technology and Equipment Expense	4,371	4,049	13,150	11,802
FDIC Assessments	515	295	1,478	893
Other Operating Expense	5,088	3,156	14,528	7,922
Total Non-Interest Expense	23,479	21,448	69,858	60,738
INCOME BEFORE PROVISION FOR INCOME TAXES	9,570	15,565	28,138	47,370
Provision for Income Taxes	1,827	3,402	5,786	10,658
NET INCOME	$7,743	$12,163	$22,352	$36,712
Average Shares Outstanding [1]:
Basic	17,050	17,007	17,049	17,001
Diluted	17,050	17,054	17,049	17,050
Per Common Share:
Basic Earnings	$0.46	$0.72	$1.31	$2.16
Diluted Earnings	0.46	0.72	1.31	2.15

    1 2022 Share and Per Share Amounts have been restated for the September 26, 2023 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended September 30:		Nine Months Ended September 30
	2023	2022	2023	2022
Net Income	$7,743	$12,163	$22,352	$36,712
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Securities Holding Loss Arising During the Period	(5,786)	(20,801)	(3,536)	(52,808)
Net Unrealized Gain on Cash Flow Hedge Agreements	625	778	91	2,781
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	181	55	491	42
Amortization of Net Retirement Plan Actuarial (Gain) Loss	(30)	420	(90)	441
Amortization of Net Retirement Plan Prior Service Cost	39	42	115	127
Other Comprehensive Loss	(4,971)	(19,506)	(2,929)	(49,417)
Comprehensive Income (Loss)	$2,772	$(7,343)	$19,423	$(12,705)

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Nine Month Period Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2022	$21,424	$400,270	$65,401	$(49,655)	$(83,902)	$353,538
Net Income	—	—	22,352	—	—	22,352
Other Comprehensive Loss	—	—	—	(2,929)	—	(2,929)
3% Stock Dividend (642,567 Shares)	643	11,058	(11,701)	—	—	—
Cash Dividends Paid, $.786 per Share [1]	—	—	(13,405)	—	—	(13,405)
Stock Options Exercised, Net (3,772 Shares)	—	50	—	—	33	83
Shares Issued Under the Directors’ Stock Plan (3,418 Shares)	—	85	—	—	29	114
Shares Issued Under the Employee Stock Purchase Plan (3,872 Shares)	—	87	—	—	33	120
Shares Issued for Dividend Reinvestment Plans (17,753 Shares)	—	330	—	—	142	472
Stock-Based Compensation Expense	—	517	—	—	—	517
Purchase of Treasury Stock (27,395 Shares)	—	—	—	—	(848)	(848)
Balance at September 30, 2023	$22,067	$412,397	$62,647	$(52,584)	$(84,513)	$360,014

	Three Month Period Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at June 30, 2023	$21,424	$401,069	$71,076	$(47,613)	$(84,513)	$361,443
Net Income	—	—	7,743	—	—	7,743
Other Comprehensive Loss	—	—	—	(4,971)	—	(4,971)
3% Stock Dividend (642,567 Shares)	643	11,058	(11,701)	—	—	—
Cash Dividends Paid, $.262 per Share	—	—	(4,471)	—	—	(4,471)
Stock-Based Compensation Expense	—	270	—	—	—	270
Balance at September 30, 2023	$22,067	$412,397	$62,647	$(52,584)	$(84,513)	$360,014

	Nine Month Period Ended September 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2021	$20,800	377,996	54,078	$347	$(82,035)	$371,186
Net Income	—	—	36,712	—	—	36,712
Other Comprehensive Loss	—	—	—	(49,417)	—	(49,417)
3% Stock Dividend (623,848 Shares)	624	19,408	(20,032)	—	—	—
Cash Dividends Paid, $.764 per Share [1]	—	—	(12,980)	—	—	(12,980)
Stock Options Exercised, Net (17,284 Shares)	—	215	—	—	151	366
Shares Issued Under the Directors’ Stock Plan (8,693 Shares)	—	210	—	—	75	285
Shares Issued Under the Employee Stock Purchase Plan (11,416 Shares)	—	261	—	—	100	361
Shares Issued for Dividend Reinvestment Plans (43,673 Shares)	—	1,033	—	—	387	1,420
Stock-Based Compensation Expense	—	338	—	—	—	338
Purchase of Treasury Stock (79,881 Shares)	—	—	—	—	(2,721)	(2,721)
Balance at September 30, 2022	$21,424	$399,461	$57,778	$(49,070)	$(84,043)	$345,550

	Three Month Period Ended September 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at June 30, 2022	$20,800	$379,423	$69,980	$(29,564)	$(84,141)	$356,498
Net Income	—	—	12,163	—	—	12,163
Other Comprehensive Loss	—	—	—	(19,506)	—	(19,506)
3% Stock Dividend (623,848 Shares)	624	19,408	(20,032)	—	—	—
Cash Dividends Paid, $.255 per Share [1]	—	—	(4,333)	—	—	(4,333)
Stock Options Exercised, Net (1,406 Shares)	—	27	—	—	13	40
Shares Issued Under the Directors’ Stock Plan (2,923 Shares)	—	67	—	—	25	92
Shares Issued Under the Employee Stock Purchase Plan (3,855 Shares)	—	85	—	—	34	119
Shares Issued for Dividend Reinvestment Plans (14,521 Shares)	—	337	—	—	134	471
Stock-Based Compensation Expense	—	114	—	—	—	114
Purchase of Treasury Stock (3,329 Shares)	—	—	—	—	(108)	(108)
Balance at September 30, 2022	$21,424	$399,461	$57,778	$(49,070)	$(84,043)	$345,550

1 Cash dividends paid per share have been adjusted for the September 26, 2023 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2023	2022
Net Income	$22,352	$36,712
Provision for Credit Losses	2,856	3,389
Depreciation and Amortization	4,962	5,845
Net Loss (Gain) on Securities Transactions	214	(379)
Loans Originated and Held-for-Sale	491	(626)
Proceeds from the Sale of Loans Held-for-Sale	25	1,377
Net Gain on the Sale of Loans	(25)	(80)
Net Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	135	136
Contributions to Retirement Benefit Plans	(400)	(478)
Deferred Income Tax Benefit	—	(670)
Shares Issued Under the Directors’ Stock Plan	114	285
Stock-Based Compensation Expense	517	338
Tax Benefit from Exercise of Stock Options	11	22
Net Decrease in Other Assets	(1,338)	(1,076)
Net Decrease in Other Liabilities	6,985	3,415
Net Cash Provided By Operating Activities	36,899	48,210
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	48,499	61,620
Purchases of Securities Available-for-Sale	—	(149,674)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	41,919	24,231
Purchases of Securities Held-to-Maturity	(7,490)	(10,293)
Net Increase in Loans	(159,518)	(260,179)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,978	1,055
Purchase of Premises and Equipment	(6,474)	(10,913)
Net Decrease in FHLB and Federal Reserve Bank Stock	954	660
Purchase of Bank Owned Life Insurance	(692)	—
Net Cash Used By Investing Activities	(80,824)	(343,493)
Cash Flows from Financing Activities:
Net Increase in Deposits	168,121	244,608
Finance Lease Payments	(39)	(38)
Other Borrowings - Advances	256,500	—
Other Borrowings - Paydowns	(137,000)	(20,000)
Purchase of Treasury Stock	(848)	(2,721)
Stock Options Exercised, Net	83	366
Shares Issued Under the Employee Stock Purchase Plan	120	361
Shares Issued for Dividend Reinvestment Plans	472	1,420
Cash Dividends Paid	(13,405)	(12,980)
Net Cash Provided By Financing Activities	274,004	211,016
Net Increase (Decrease) in Cash and Cash Equivalents	230,079	(84,267)
Cash and Cash Equivalents at Beginning of Period	64,660	457,696
Cash and Cash Equivalents at End of Period	$294,739	$373,429

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$31,976	$5,911
Income Taxes	5,819	8,918
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,921	1,217

See Notes to Unaudited Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.RISKS AND UNCERTAINTIES

Nature of Operations - Arrow Financial Corporation, a New York corporation ("Arrow," the "Company," "we," or "us"), was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  The banking subsidiaries are Glens Falls National Bank and Trust Company ("GFNB") whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company ("SNB") whose main office is located in Saratoga Springs, New York. The two subsidiary banks provide a full range of services to individuals and small to mid-size businesses in northeastern New York State from Albany, the State's capitol, to the Canadian border. Both banks have wealth management departments which provide investment management and administrative services. An active subsidiary of GFNB is Upstate Agency LLC, offering insurance services including property and casualty insurance, group health insurance and individual life insurance products. North Country Investment Advisers, Inc., a registered investment adviser that provides investment advice to our proprietary mutual fund, and Arrow Properties, Inc., a real estate investment trust (REIT), are subsidiaries of GFNB. Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

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

Note 2.     ACCOUNTING POLICIES

In the opinion of the management of Arrow, the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2023, December 31, 2022 and September 30, 2022; the results of operations for the three and nine month periods ended September 30, 2023 and 2022; the consolidated statements of comprehensive income for the three and nine month periods ended September 30, 2023 and 2022; the changes in stockholders' equity for the three and nine month periods ended September 30, 2023 and 2022; and the cash flows for the nine month periods ended September 30, 2023 and 2022. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2022 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").

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
For the loan segments utilizing the DCF method, (commercial, commercial real estate, and residential) management utilizes externally developed economic forecast of the following economic factors as loss drivers: national unemployment, gross domestic product and Case-Shiller U.S. National Home Price Index ("HPI"). The economic forecast is applied over a reasonable and supportable forecast period. Arrow utilizes a six quarter reasonable and supportable forecast period with an eight quarter reversion to the historic mean on a straight-line basis.
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

Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure:

In July 2023, the SEC adopted amendments intended to enhance and standardize disclosures related to cybersecurity. The amendments will be effective December 18, 2023 and will require timely disclosure of material cybersecurity incidents and annual disclosures related to cybersecurity risk management, strategy, and governance. Under the new rules, a material cybersecurity incident will be required to be disclosed on a Form 8-K within four business days after the learning of a material incident. The SEC has defined a cybersecurity incident to mean “an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through a registrant’s information systems that jeopardizes the confidentiality, integrity, or availability of a registrant’s information systems or any information residing therein.”

Risk management and strategy - Annually, Registrants will be required to describe the processes, if any, for assessing, identifying,and managing material risks from cybersecurity threats in sufficient detail for a reasonable investor to understand those processes.

The registrant must also describe whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the registrant, including its business strategy, results of operations, or financial condition.

Governance - Disclosure is required about management’s and the board of directors’ oversight of cybersecurity risk, including a description of the board of directors’ oversight of risks from cybersecurity threats and a description of management’s role in assessing and managing the registrant’s material risks from cybersecurity threats.

The annual disclosure requirements will be effective for the Company beginning with annual report for the year ending on December 31, 2023.

Note 3. CASH AND CASH EQUIVALENTS (In Thousands)

The following table is the schedule of Cash and Cash Equivalents at September 30, 2023, December 31, 2022 and September 30, 2022:
	September 30, 2023	December 31, 2022	September 30, 2022
Cash and Due From Banks	$39,778	$31,886	$44,872
Interest-bearing Deposits at Banks	254,961	32,774	328,557
Total Cash and Cash Equivalents	$294,739	64,660	373,429

The increase in cash from December 31, 2022 to September 30, 2023 reflects the strategic enhancement of the Company's liquidity position in light of recent industry events. The decline in cash from September 30, 2022 to December 31, 2022 was primarily the result of record loan growth in 2022 and a decrease in deposits in the fourth quarter of 2022.

Note 4.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at September 30, 2023, December 31, 2022 and September 30, 2022:

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
September 30, 2023
Available-For-Sale Securities, at Amortized Cost	$190,000	$280	$398,323	$1,000	$589,603
Gross Unrealized Gains	—	—	1	—	1
Gross Unrealized Losses	(13,579)	—	(56,585)	(200)	(70,364)
Available-For-Sale Securities, at Fair Value	176,421	280	341,739	800	519,240
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					390,923

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$15,000	$—	$586	$—	$15,586
From 1 - 5 Years	175,000	—	215,671	—	390,671
From 5 - 10 Years	—	280	182,066	1,000	183,346
Over 10 Years	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$14,736	$—	$569	$—	$15,305
From 1 - 5 Years	161,685	—	193,699	—	355,384
From 5 - 10 Years	—	280	147,471	800	148,551
Over 10 Years	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$14,914	$—	$11,262	$—	$26,176
12 Months or Longer	161,506	—	330,190	800	492,496
Total	$176,420	$—	$341,452	$800	$518,672
Number of Securities in a Continuous Loss Position	25	—	154	1	180

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$86	$—	$317	$—	$403
12 Months or Longer	13,493	—	56,268	200	69,961
Total	$13,579	$—	$56,585	$200	$70,364

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
Disaggregated Details:
US Agency Obligations, at Amortized Cost	$190,000
US Agency Obligations, at Fair Value	176,421
Local Municipal Obligations, at Amortized Cost		$280
Local Municipal Obligations, at Fair Value		280
US Government Agency Securities, at Amortized Cost			$7,416
US Government Agency Securities, at Fair Value			6,885
Government Sponsored Entity Securities, at Amortized Cost			390,907
Government Sponsored Entity Securities, at Fair Value			334,854
Corporate Trust Preferred Securities, at Amortized Cost				$1,000
Corporate Trust Preferred Securities, at Fair Value				800

December 31, 2022
Available-For-Sale Securities, at Amortized Cost	$190,000	$340	$447,755	$1,000	$639,095
Gross Unrealized Gains	15	—	65	—	80
Gross Unrealized Losses	(14,816)	—	(50,664)	(200)	(65,680)
Available-For-Sale Securities, at Fair Value	175,199	340	397,156	800	573,495
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					308,266

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$66,690	$—	$183,868	$—	$250,558
12 Months or Longer	93,493	—	199,262	800	293,555
Total	$160,183	$—	$383,130	$800	$544,113
Number of Securities in a Continuous Loss Position	23	—	150	1	174

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3,310	$—	$18,756	$—	$22,066
12 Months or Longer	11,506	—	31,908	200	43,614
Total	$14,816	$—	$50,664	$200	$65,680

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$190,000
US Agency Obligations, at Fair Value	175,199
Local Municipal Obligations, at Amortized Cost		$340
Local Municipal Obligations, at Fair Value		340
US Government Agency Securities, at Amortized Cost			$7,934

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
US Government Agency Securities, at Fair Value			7,433
Government Sponsored Entity Securities, at Amortized Cost			439,821
Government Sponsored Entity Securities, at Fair Value			389,723
Corporate Trust Preferred Securities, at Amortized Cost				$1,000
Corporate Trust Preferred Securities, at Fair Value				800

September 30, 2022
Available-For-Sale Securities, at Amortized Cost	$180,000	$340	$465,485	$1,000	$646,825
Gross Unrealized Gains	—	—	3	—	3
Gross Unrealized Losses	(16,035)	—	(55,539)	(200)	(71,774)
Available-For-Sale Securities, at Fair Value	163,965	340	409,949	800	575,054
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					414,929

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$71,419	$—	$274,491	$—	$345,910
12 Months or Longer	92,545	—	135,329	800	228,674
Total	$163,964	$—	$409,820	$800	$574,584
Number of Securities in a Continuous Loss Position	24	—	156	1	181

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3,581	$—	$30,521	$—	$34,102
12 Months or Longer	12,454	—	25,018	200	37,672
Total	$16,035	$—	$55,539	$200	$71,774

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$180,000
US Agency Obligations, at Fair Value	163,965
Local Municipal Obligations, at Amortized Cost		$340
Local Municipal Obligations, at Fair Value		340
US Government Agency Securities, at Amortized Cost			$8,243
US Government Agency Securities, at Fair Value			7,842
Government Sponsored Entity Securities, at Amortized Cost			457,242
Government Sponsored Entity Securities, at Fair Value			402,107
Corporate Trust Preferred Securities, at Amortized Cost				$1,000
Corporate Trust Preferred Securities, at Fair Value				800

At September 30, 2023, there was no allowance for credit losses for the AFS debt securities portfolio.

The following table is the schedule of Held-To-Maturity Securities at September 30, 2023, December 31, 2022 and September 30, 2022:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
September 30, 2023
Held-To-Maturity Securities, at Amortized Cost	$131,017	$9,560	$140,577
Gross Unrealized Gains	—	—	—
Gross Unrealized Losses	(5,204)	(562)	(5,766)
Held-To-Maturity Securities, at Fair Value	125,813	8,998	134,811
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			117,723
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			111,957

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$56,686	$—	$56,686
From 1 - 5 Years	71,994	9,560	81,554
From 5 - 10 Years	2,308	—	2,308
Over 10 Years	29	—	29

Maturities of Debt Securities, at Fair Value:
Within One Year	$55,883	$—	$55,883
From 1 - 5 Years	67,716	8,998	76,714
From 5 - 10 Years	2,185	—	2,185
Over 10 Years	29	—	29

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,575	$—	$1,575
12 Months or Longer	108,092	8,998	117,090
Total	$109,667	$8,998	$118,665

Number of Securities in a Continuous Loss Position	339	16	355

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$86	$—	$86
12 Months or Longer	5,118	562	5,680
Total	$5,204	$562	$5,766

Disaggregated Details:
Municipal Obligations, at Amortized Cost	$131,017
Municipal Obligations, at Fair Value	125,813
US Government Agency Securities, at Amortized Cost		$3,292
US Government Agency Securities, at Fair Value		3,075

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
Government Sponsored Entity Securities, at Amortized Cost		6,268
Government Sponsored Entity Securities, at Fair Value		5,923

December 31, 2022
Held-To-Maturity Securities, at Amortized Cost	$163,600	$11,764	$175,364
Gross Unrealized Gains	1	—	1
Gross Unrealized Losses	(3,131)	(611)	(3,742)
Held-To-Maturity Securities, at Fair Value	160,470	11,153	171,623
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			146,722
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			142,982

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$137,773	$11,153	$148,926
12 Months or Longer	—	—	—
Total	$137,773	$11,153	$148,926
Number of Securities in a Continuous Loss Position	397	16	413

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3,131	$611	$3,742
12 Months or Longer	—	—	—
Total	$3,131	$611	$3,742

Disaggregated Details:
Municipal Obligations, at Amortized Cost	$163,600

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
Municipal Obligations, at Fair Value	160,470
US Government Agency Securities, at Amortized Cost		$3,898
US Government Agency Securities, at Fair Value		3,687
Government Sponsored Entity Securities, at Amortized Cost		7,866
Government Sponsored Entity Securities, at Fair Value		7,466

September 30, 2022
Held-To-Maturity Securities, at Amortized Cost	$169,619	$12,559	$182,178
Gross Unrealized Gains	1	—	1
Gross Unrealized Losses	(5,771)	(608)	(6,379)
Held-To-Maturity Securities, at Fair Value	163,849	11,951	175,800
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			159,742
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			153,364

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$141,132	$11,951	$153,083
12 Months or Longer	—	—	—
Total	$141,132	$11,951	$153,083
Number of Securities in a Continuous Loss Position	419	16	435

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$5,771	$608	$6,379
12 Months or Longer	—	—	—
Total	$5,771	$608	$6,379

September 30, 2022
Disaggregated Details:
Municipal Obligations, at Amortized Cost	$169,619
Municipal Obligations, at Fair Value	163,849
US Government Agency Securities, at Amortized Cost		$4,115
US Government Agency Securities, at Fair Value		3,924
Government Sponsored Entity Securities, at Amortized Cost		8,444
Government Sponsored Entity Securities, at Fair Value		8,027

In the tables above, maturities of mortgage-backed securities are included based on their contractual lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Arrow's investment policy requires that investments held in our portfolio be investment grade or better at the time of purchase. Arrow performs an analysis of the creditworthiness of municipal obligations to determine if a security is of investment grade. The analysis may include but may not solely rely upon credit analysis conducted by external credit rating agencies.

Arrow evaluates AFS debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at September 30, 2023, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at September 30, 2023 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended September 30, 2023.
Arrow's HTM debt securities are comprised of U.S. government-sponsored enterprises (GSEs) or state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its HTM debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of September 30, 2023.

The following table is the schedule of Equity Securities at September 30, 2023, December 31, 2022 and September 30, 2022:

Equity Securities

	September 30, 2023	December 31, 2022	September 30, 2022
Equity Securities, at Fair Value	$1,960	$2,174	$2,126

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the three and nine month periods ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (Loss) Gain on Equity Securities	$71	$95	$(214)	$379
Less: Net gain recognized during the reporting period on equity securities sold during the period	—	—	—	—
Unrealized net (loss) gain recognized during the reporting period on equity securities still held at the reporting date	$71	$95	$(214)	$379

Note 5.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of September 30, 2023 and an analysis of the recorded investment in loans that are past due at these dates. Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $165, $656 and $483 as of September 30, 2023, December 31, 2022 and September 30, 2022, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2023
Loans Past Due 30-59 Days	$247	$13,787	$11,864	$1,692	$27,590
Loans Past Due 60-89 Days	59	1,977	4,953	18	7,007
Loans Past Due 90 or more Days	3	—	1,504	3,271	4,778
Total Loans Past Due	309	15,764	18,321	4,981	39,375
Current Loans	147,757	718,840	1,089,316	1,143,329	3,099,242
Total Loans	$148,066	$734,604	$1,107,637	$1,148,310	$3,138,617

December 31, 2022
Loans Past Due 30-59 Days	$48	$370	$13,657	$1,833	$15,908
Loans Past Due 60-89 Days	33	—	4,517	112	4,662
Loans Past Due 90 or more Days	44	—	3,503	4,790	8,337
Total Loans Past Due	125	370	21,677	6,735	28,907
Current Loans	140,168	706,652	1,043,458	1,064,022	2,954,300
Total Loans	$140,293	$707,022	$1,065,135	$1,070,757	$2,983,207

September 30, 2022
Loans Past Due 30-59 Days	$86	$—	$8,870	$393	$9,349
Loans Past Due 60-89 Days	80	—	4,397	1,266	5,743
Loans Past Due 90 or more Days	—	235	1,708	3,487	5,430
Total Loans Past Due	166	235	14,975	5,146	20,522
Current Loans	138,807	678,982	1,040,610	1,045,873	2,904,272
Total Loans	$138,973	$679,217	$1,055,585	$1,051,019	$2,924,794

The increase in loans past due 30-59 days within Commercial Real Estate is primarily attributable to one commercial loan relationship. The Company is actively working with the borrower to allow the borrower to stabilize the property’s cash flow. The property's collateral value exceeds the loan exposure.

Schedule of Non Accrual Loans by Category
		Commercial
September 30, 2023	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$251	$251
Nonaccrual Loans	3	—	1,572	4,448	6,023
Nonaccrual With No Allowance for Credit Loss	3	—	1,572	4,448	6,023
Interest Income on Nonaccrual Loans	—	—	—	—	—

December 31, 2022
Loans 90 or More Days Past Due and Still Accruing Interest	$44	$—	$—	$1,113	$1,157
Nonaccrual Loans	8	3,110	3,503	4,136	10,757

September 30, 2022
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$514	$514
Nonaccrual Loans	9	3,401	1,708	3,694	8,812

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
The September 30, 2023 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflects the economic conditions with an improvement in the national unemployment rate of approximately 0.33% during the six-quarter forecast period, while forecasted gross domestic product projected an improvement of approximately 0.42%. The home price index (HPI) forecast declined approximately 1.6% from the previous quarter level. Key assumptions utilized in the CECL calculation include loan segmentation, loan loss regression analysis, reasonable and supportable forecast period, reversion period, discounted cash flow inputs including economic forecast data and prepayment and curtailment speeds and qualitative factors. Key assumptions are reviewed and approved on a quarterly basis. There were no assumption changes for the third quarter calculation. Driven by current economic forecasts, loan growth and net charge offs during the quarter, the third quarter provision for credit losses was $354 thousand. The provision is directionally consistent with both the latest economic forecasts as well as third quarter activity. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of September 30, 2023.

The following table details activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2023 and September 30, 2022:

Allowance for Credit Losses
Rollforward of the Allowance for Credit Losses for the Quarterly Period:	Commercial	Commercial Real Estate	Consumer	Residential	Total
Rollforward of the Allowance for Credit Losses for the Quarterly Period:
June 30, 2023	$1,972	$15,697	$2,646	$10,855	$31,170
Charge-offs	—	—	(1,204)	—	(1,204)
Recoveries	—	—	792	—	792
Provision	(139)	(114)	301	306	354
September 30, 2023	$1,833	$15,583	$2,535	$11,161	$31,112

December 31, 2022	$1,961	$15,213	$2,585	$10,193	$29,952
Charge-offs	$—	$—	$(3,806)	$(6)	$(3,812)
Recoveries	$—	$—	$2,116	$—	$2,116
Provision	$(128)	$370	$1,640	$974	$2,856
September 30, 2023	$1,833	$15,583	$2,535	$11,161	$31,112

June 30, 2022	$2,465	$13,936	$2,358	$9,331	$28,090
Charge-offs	(44)	—	(1,103)	—	(1,147)
Recoveries	—	—	574	—	574
Provision	(416)	930	692	509	1,715
September 30, 2022	$2,005	$14,866	$2,521	$9,840	$29,232

December 31, 2021	$2,298	$13,136	$2,402	$9,445	$27,281
Charge-offs	$(48)	$—	$(2,805)	$(30)	$(2,883)
Recoveries	$26	$—	$1,419	$—	$1,445
Provision	$(271)	$1,730	$1,505	$425	$3,389
September 30, 2022	$2,005	$14,866	$2,521	$9,840	$29,232

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. Changes in this allowance are reflected in other operating expenses within the non-interest expense category. As of September 30, 2023, the total unfunded commitment off-balance sheet credit exposure was $1.7 million.

Individually Evaluated Loans

All loans not included in the vintage analysis method that exceed $250,000, which are on nonaccrual status, are evaluated on an individual basis. Arrow made the policy election to apply a practical expedient for collateral dependent financial assets when the borrower is experiencing financial difficulty and the repayment is expected through the sale of the collateral. This allows Arrow to use fair value of the collateral at the reporting date adjusted for estimated cost to sell when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operating of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. As of September 30, 2023, there were four total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $1.9 million and none had an allowance for credit loss.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2023, December 31, 2022 and September 30, 2022:

September 30, 2023	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	—	—
Consumer	—	—	—
Residential	1,949	—	1,949
Total	$1,949	$—	$1,949

December 31, 2022	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	3,110	3,110
Consumer	—	—	—
Residential	1,963	—	1,963
Total	$1,963	$3,110	$5,073

September 30, 2022	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	3,166	3,166
Consumer	—	—	—
Residential	1,494	—	1,494
Total	$1,494	$3,166	$4,660

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
September 30, 2023
Ending Loan Balance - Collectively Evaluated	$148,066	$734,604	$1,107,637	$1,146,361	$3,136,668
Allowance for Credit Losses - Loans Collectively Evaluated	1,833	15,583	2,535	11,161	31,112
Ending Loan Balance - Individually Evaluated	—	—	—	1,949	1,949
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

December 31, 2022
Ending Loan Balance - Collectively Evaluated	$140,293	$703,912	$1,065,135	$1,068,794	$2,978,134
Allowance for Credit Losses - Loans Collectively Evaluated	1,961	15,213	2,585	10,193	$29,952
Ending Loan Balance - Individually Evaluated	—	3,110	—	1,963	5,073
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

September 30, 2022
Ending Loan Balance - Collectively Evaluated	$138,973	$676,051	$1,055,585	$1,049,525	$2,920,134
Allowance for Credit Losses - Loans Collectively Evaluated	2,005	14,866	2,521	9,840	29,232
Ending Loan Balance - Individually Evaluated	—	3,166	—	1,494	4,660
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

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
In the first nine months of 2023, approximately $1.5 million of residential real estate loans were modified The modifications were in the form of short-term forbearance of interest payments. The financial impact of the forbearance is less than ten thousand dollars per month of forgone interest income
The following tables present credit quality indicators by total loans amortized cost basis by origination year as of September 30, 2023, December 31, 2022 and September 30, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
September 30, 2023	2023	2022	2021	2020	2019	Prior
Commercial:
Risk rating
Satisfactory	$37,300	$36,456	$23,602	$10,622	$4,799	$21,459	$10,328	$—	$144,566
Special mention	—	—	—	128	—	—	—	—	128
Substandard	—	—	—	—	26	3,245	101	—	3,372
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$37,300	$36,456	$23,602	$10,750	$4,825	$24,704	$10,429	$—	$148,066

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—			$—

Commercial Real Estate:
Risk rating
Satisfactory	$57,761	$157,741	$106,128	$121,968	$41,827	$184,590	$2,035	$—	$672,050
Special mention	—	3,123	—	—	—	4,150	—	—	7,273
Substandard	—	9,299	1,685	2,590	797	40,411	499	—	55,281
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$57,761	$170,163	$107,813	$124,558	$42,624	$229,151	$2,534	$—	$734,604

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—			$—

Consumer:
Risk rating
Performing	$322,084	$384,607	$216,234	$107,743	$53,646	$21,276	$—	$—	$1,105,590
Nonperforming	109	625	562	192	68	33	458	—	2,047
Total Consumer Loans	$322,193	$385,232	$216,796	$107,935	$53,714	$21,309	$458	$—	$1,107,637

Current-period gross charge-offs	$192	$915	$1,689	$477	$299	$234			$3,806

Residential:
Risk rating
Performing	$106,267	$235,027	$191,780	$118,517	$76,518	$305,076	$108,098	$—	$1,141,283
Nonperforming	—	—	2,770	1,006	598	2,152	501	—	7,027
Total Residential Loans	$106,267	$235,027	$194,550	$119,523	$77,116	$307,228	$108,599	$—	$1,148,310

Current-period gross charge-offs	$—	$—	$—	$—	$—	$6			$6

Total Loans	$523,521	$826,878	$542,761	$362,766	$178,279	$582,392	$122,020	$—	$3,138,617

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial:
Risk rating
Satisfactory	$42,038	$28,718	$16,870	$7,857	$8,129	$20,379	$8,909	$—	$132,900
Special mention	—	—	—	—	—	30	30	—	60
Substandard	—	—	255	478	—	3,464	3,136	—	7,333
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$42,038	$28,718	$17,125	$8,335	$8,129	$23,873	$12,075	$—	$140,293

Commercial Real Estate:
Risk rating
Satisfactory	$152,858	$115,111	$121,811	$43,647	$63,913	$159,876	$1,603	$—	$658,819
Special mention	9,678	—	—	—	789	241	—	—	10,708
Substandard	607	—	5,807	812	4,371	25,677	221	—	37,495
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$163,143	$115,111	$127,618	$44,459	$69,073	$185,794	$1,824	$—	$707,022

Consumer:
Risk rating
Performing	$482,530	$284,831	$154,819	$88,165	$38,852	$12,032	$504	$—	$1,061,733
Nonperforming	758	1,468	607	325	157	87	—	—	3,402
Total Consumer Loans	$483,288	$286,299	$155,426	$88,490	$39,009	$12,119	$504	$—	$1,065,135

Residential:
Risk rating
Performing	$210,565	$198,195	$128,372	$82,965	$74,281	$259,787	$111,563	$—	$1,065,728
Nonperforming	—	255	939	597	520	2,311	407	—	5,029
Total Residential Loans	$210,565	$198,450	$129,311	$83,562	$74,801	$262,098	$111,970	$—	$1,070,757

Total Loans	$899,034	$628,578	$429,480	$224,846	$191,012	$483,884	$126,373	$—	$2,983,207

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
September 30, 2022	2022	2021	2020	2019	2018	Prior
Commercial:
Risk rating
Satisfactory	$34,589	$31,762	$26,654	$7,554	$9,605	$11,194	$8,008	$—	$129,366
Special mention	—	—	—	—	—	35	35	—	70
Substandard	—	3,318	479	445	—	37	5,258	—	9,537
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$34,589	$35,080	$27,133	$7,999	$9,605	$11,266	$13,301	$—	$138,973

Commercial Real Estate:
Risk rating
Satisfactory	$106,549	$136,306	$247,780	$40,959	$30,667	$64,934	$3,052	$—	$630,247
Special mention	9,801	—	2,973	—	4,315	1,425	—	—	18,514
Substandard	9,531	4,723	11,352	1,133	93	3,403	221	—	30,456
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$125,881	$141,029	$262,105	$42,092	$35,075	$69,762	$3,273	$—	$679,217

Consumer:
Risk rating
Performing	$406,206	$309,006	$172,974	$101,458	$47,874	$15,933	$483	$—	$1,053,934
Nonperforming	268	583	351	304	58	87	—	—	1,651
Total Consumer Loans	$406,474	$309,589	$173,325	$101,762	$47,932	$16,020	$483	$—	$1,055,585

Residential:
Risk rating
Performing	$163,702	$209,408	$173,435	$84,370	$61,907	$232,021	$122,191	$—	$1,047,034
Nonperforming	—	257	939	28	318	2,268	175	—	3,985
Total Residential Loans	$163,702	$209,665	$174,374	$84,398	$62,225	$234,289	$122,366	$—	$1,051,019

Total Loans	$730,646	$695,363	$636,937	$236,251	$154,837	$331,337	$139,423	$—	$2,924,794

For the purposes of the table above, nonperforming consumer and residential loans were those loans on nonaccrual status or were 90 days or more past due and still accruing interest.
As of September 30, 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $2.8 million.
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

Note 6. DEBT (Dollars in Thousands)

Schedule of Borrowings:

	September 30, 2023	December 31, 2022	September 30, 2022
Balance:
BTFP Advances	150,000	—	—
FHLBNY Overnight Advances	10,000	27,000	—
FHLBNY Term Advances	14,300	27,800	25,000
Total Borrowings	$174,300	$54,800	$25,000

Maximum Borrowing Capacity:
Federal Funds Purchased	$52,000	$52,000	$52,000
Federal Home Loan Bank of New York	607,596	663,259	799,544
Federal Reserve Bank of New York	722,493	649,112	650,642

Available Borrowing Capacity:
Federal Funds Purchased	$52,000	$52,000	$52,000
Federal Home Loan Bank of New York	449,296	608,458	774,544
Federal Reserve Bank of New York	722,493	649,112	650,642

Arrow's subsidiary banks have in place unsecured federal funds lines of credit with two correspondent banks. As a member of the FHLBNY, Arrow participates in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock and any loans secured by real estate such as commercial real estate, residential real estate and home equity loans (see Notes 4: Investment Securities, and 5: Loans to the Consolidated Financial Statements). The maximum borrowing capacities at the FHLBNY and FRB are determined based on the fair value of the collateral pledged, subject to discounts determined by the respective lenders. As of September 30, 2023, the carrying cost for the FHLBNY collateral was approximately $874 million and approximately $1.2 billion for the FRB. As of September 30, 2023, the fair value for the FHLBNY collateral was approximately $741 million and approximately $1 billion for the FRB.  The investment in FHLBNY stock is proportional to the total of Arrow's overnight and term advances (see the Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock in Note 4, Investment Securities, to the Consolidated Financial Statements). Arrow's bank subsidiaries have also established borrowing facilities with the FRB of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5, Loans, to the Consolidated Financial Statements).

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

Maturity Schedule of FHLBNY Term Advances:

	Balances			Weighted Average Rate

Final Maturity	9/30/2023	12/31/2022	9/30/2022	9/30/2023	12/31/2022	9/30/2022
First Year	$7,800	$27,800	$5,000	5.14%	2.70%	1.81%
Second Year	6,500	—	20,000	5.59%	—%	1.75%
Total	$14,300	$27,800	$25,000	5.38%	2.70%	1.77%

Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

At September 30, 2023, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, Arrow Capital Statutory Trust II ("ACST II") and Arrow Capital Statutory Trust III ("ACST III" and, together with ACST II, the "Trusts"), identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at September 30, 2023, December 31, 2022, and September 30, 2022 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income for the three years.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	September 30, 2023	December 31, 2022	September 30, 2022
ACST II
Balance	$10,000	$10,000	$10,000
Period End:
Variable Interest Rate	8.81%	6.82%	6.82%
Fixed Interest Rate resulting from cash flow hedge agreement	4.00%	4.00%	4.00%

ACST III
Balance	$10,000	$10,000	$10,000
Period End:
Variable Interest Rate	7.66%	5.67%	5.67%
Fixed Interest Rate resulting from cash flow hedge agreement	2.86%	2.86%	2.86%

Note 7.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of September 30, 2023, December 31, 2022 and September 30, 2022:

Commitments to Extend Credit and Letters of Credit
	September 30, 2023	December 31, 2022	September 30, 2022
Notional Amount:
Commitments to Extend Credit	$464,661	$424,197	$440,167
Standby Letters of Credit	4,201	3,627	3,445
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	10	2	—

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at September 30, 2023, December 31, 2022 and September 30, 2022 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Arrow's policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at September 30, 2023, December 31, 2022 and September 30, 2022, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
The Company became aware that on June 23, 2023, Robert C. Ashe filed a putative class action complaint against the Company in the United States District Court for the Northern District of New York. In addition to the Company, the complaint names as defendants Thomas J. Murphy, the Company’s former CEO and from September 30, 2022 to February 20, 2023, its interim CFO, Edward J. Campanella, the Company’s former CFO, and Penko Ivanov, the Company’s current CFO (the “Individual Defendants” and, together with the Company, the "Defendants"). The complaint alleges that the Defendants made materially false and misleading statements regarding the Company’s business, operations and compliance policies in the Company’s public filings between March 12, 2022 and

May 12, 2023. The complaint further alleges that the Individual Defendants are liable for these materially false and misleading statements as "controlling persons" of the Company. Based on these allegations, the complaint brings two claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and of Section 20(a) of the Exchange Act. Mr. Ashe, on behalf of a purported class of shareholders, seeks compensatory damages as well as recovery of the costs and fees associated with the litigation. A consolidated amended complaint is due December 5, 2023, and Defendants’ deadline to answer, move, or otherwise respond to the consolidated amended complaint is February 2, 2024. The Company believes the lawsuit to be without merit and expressly denies any wrongdoing in connection with the matters claimed in the complaint and intends to vigorously defend the lawsuit.

Note 8.    COMPREHENSIVE LOSS (In Thousands)

The following table presents the components of other comprehensive loss for the three and nine month periods ended September 30, 2023 and 2022:

Schedule of Comprehensive Loss
	Three Months Ended September 30			Nine Months Ended September 30,
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
2023
Net Unrealized Securities Holding Loss on Securities Available-for-Sale Arising During the Period	$(7,796)	$2,010	$(5,786)	$(4,763)	$1,227	$(3,536)
Net Unrealized Gain on Cash Flow Swap	846	(221)	625	125	(34)	91
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	242	(61)	181	660	(169)	491
Amortization of Net Retirement Plan Actuarial Gain	(40)	10	(30)	(121)	31	(90)
Amortization of Net Retirement Plan Prior Service Cost	51	(12)	39	154	(39)	115
Other Comprehensive Loss	$(6,697)	$1,726	$(4,971)	$(3,945)	$1,016	$(2,929)

2022
Net Unrealized Securities Holding Loss on Securities Available-for-Sale Arising During the Period	$(27,945)	$7,144	$(20,801)	$(70,945)	$18,137	$(52,808)
Net Unrealized Gain on Cash Flow Swap	1,046	(268)	778	3,737	(956)	2,781
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	75	(20)	55	57	(15)	42
Amortization of Net Retirement Plan Actuarial Loss	564	(144)	420	592	(151)	441
Amortization of Net Retirement Plan Prior Service Cost	57	(15)	42	171	(44)	127
Other Comprehensive Loss	$(26,203)	$6,697	$(19,506)	$(66,388)	$16,971	$(49,417)

The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)

	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Loss	Net Prior Service Cost

For the quarter-to-date periods ended:
June 30, 2023	$(46,591)	$3,830	$(4,527)	$(325)	$(47,613)
Other comprehensive income or loss before reclassifications	(5,786)	625	—	—	(5,161)
Amounts reclassified from accumulated other comprehensive income or loss	—	181	(30)	39	190
Net current-period other comprehensive income or loss	(5,786)	806	(30)	39	(4,971)
September 30, 2023	$(52,377)	$4,636	$(4,557)	$(286)	$(52,584)

June 30, 2022	$(32,621)	$3,310	$660	$(913)	$(29,564)
Other comprehensive (loss) or income before reclassifications	(20,801)	778	—	—	(20,023)
Amounts reclassified from accumulated other comprehensive income or loss	—	55	420	42	517
Net current-period other comprehensive (loss) or income	(20,801)	833	420	42	(19,506)
September 30, 2022	$(53,422)	$4,143	$1,080	$(871)	$(49,070)

For the Year-To-Date periods ended:

December 31, 2022	$(48,841)	$4,054	$(4,467)	$(401)	$(49,655)
Other comprehensive income or loss before reclassifications	(3,536)	91	—	—	(3,445)
Amounts reclassified from accumulated other comprehensive income or loss	—	491	(90)	115	516
Net current-period other comprehensive income or loss	(3,536)	582	(90)	115	(2,929)
September 30, 2023	$(52,377)	$4,636	$(4,557)	$(286)	$(52,584)

December 31, 2021	$(614)	$1,320	$639	$(998)	$347
Other comprehensive income or loss before reclassifications	(52,808)	2,781	—	—	(50,027)
Amounts reclassified from accumulated other comprehensive income or loss	—	42	441	127	610
Net current-period other comprehensive income or loss	(52,808)	2,823	441	127	(49,417)
September 30, 2022	$(53,422)	$4,143	$1,080	$(871)	$(49,070)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income or loss:

Reclassifications Out of Accumulated Other Comprehensive Income or Loss
Details about Accumulated Other Comprehensive Income or Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income or Loss		Affected Line Item in the Statement Where Net Income Is Presented

For the quarter-to-date periods ended:
September 30, 2023
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$(242)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(51)	(1)	Salaries and Employee Benefits
Actuarial loss	40	(1)	Salaries and Employee Benefits
	(253)		Total before Tax
	63		Provision for Income Taxes
Total reclassifications for the period	$(190)		Net of Tax

September 30, 2022
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$(75)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	$(57)	(1)	Salaries and Employee Benefits
Actuarial loss	(564)	(1)	Salaries and Employee Benefits
	(696)		Total before Tax
	179		Provision for Income Taxes
Total reclassifications for the period	$(517)		Net of Tax

For the Year-to-date periods ended:
September 30, 2023
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$(660)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(154)	(1)	Salaries and Employee Benefits
Actuarial loss	121	(1)	Salaries and Employee Benefits
	(693)		Total before Tax
	177		Provision for Income Taxes
Total reclassifications for the period	$(516)		Net of Tax

September 30, 2022
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$(57)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(171)	(1)	Salaries and Employee Benefits
Actuarial loss	(592)	(1)	Salaries and Employee Benefits
	(820)		Total before Tax
	210		Provision for Income Taxes
Total reclassifications for the period	$(610)		Net of Tax

(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

Note 9.    STOCK-BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

Arrow has established three stock-based compensation plans: a Long Term Incentive Plan, an Employee Stock Purchase Plan (ESPP) and an Employee Stock Ownership Plan (ESOP). All share and per share data have been adjusted for the September 26, 2023 3% stock dividend.

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

The following table summarizes information about stock option activity for the year to date period ended September 30, 2023:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2023	287,444	$28.56
Granted	57,680	31.47
Exercised	(3,885)	20.95
Forfeited	(35,139)	30.91
Outstanding at September 30, 2023	306,100	28.94

Vested at Period-End	207,642	27.81
Expected to Vest	98,458	31.32

Stock Options Granted
Weighted Average Grant Date Information:
Fair Value of Options Granted	$7.78
Fair Value Assumptions:
Dividend Yield	3.30%
Expected Volatility	28.38%
Risk Free Interest Rate	3.57%
Expected Lives (in years)	8.34

The following table presents information on the amounts expensed related to stock options for the three and nine month periods ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Amount expensed	$24	$79	$196	$233

The expense recorded during the third quarter of 2023 reflects the reversal of previously recorded expense related to forfeited stock options related to the departure of the former President and CEO in accordance with the terms of the applicable award agreements.

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

The following table summarizes information about restricted stock unit activity for the periods ended September 30, 2023 and 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	13,925	$30.47
Granted	5,164	31.47
Vested	(19,089)	30.74
Non-vested at September 30, 2023	—

Non-vested at January 1, 2022	14,007	28.42
Granted	4,441	33.78
Vested	(4,523)	27.35
Non-vested at September 30, 2022	13,925	30.47

The following table presents information on the amounts expensed related to restricted stock units for the periods ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Amount expensed	$246	$35	$321	$105

The expense recorded during the third quarter of 2023 reflects accelerated vesting of restricted stock units related to the departure of the former President and CEO in accordance with the terms of the applicable award agreements.

Employee Stock Purchase Plan
Arrow sponsors an ESPP under which employees may purchase Arrow's common stock at a discount below market price. The current amount of the discount is 5%. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan. In April 2023, Arrow suspended the operation of the ESPP as a result of the now resolved delay in filing the 2022 Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and the related effects under applicable securities laws. In October 2023, the Board of Directors approved the adoption of a new Employee Stock Purchase Plan that is intended to satisfy all requirements of Section 423 of the Internal Revenue Code, which Arrow intends to make effective January 1, 2024. Under the new qualified plan, the amount of the discount will be 10%.

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
Settlement accounting is required when lump sum payments during a fiscal year exceed that fiscal year's Service Cost plus Interest Cost components of the Net Periodic Pension Cost. For 2022, the sum of the Service Cost and Interest Cost was $3.3 million and the 2022 total lump sum payments exceeded that amount by the end of the third quarter 2022. The Plan therefore recognized in the 2022 Net Periodic Pension Cost a portion of the Unamortized Net (Gain)/Loss equal to the ratio of the projected benefit obligation for the participants that received a lump sum to the total projected benefit obligation. As of December 31, 2022, the Unamortized Net Loss prior to reflecting settlement accounting was $7.2 million. The ratio of the projected benefit obligation for participants that received a lump sum to the total projected benefit obligation was 8.06%. The effect of the settlement that was recognized in the 2022 Net Periodic Pension Cost was $577 thousand, which was fully reflected in the 2022 Net Periodic Cost. Settlement accounting was not required for the nine-month period ended September 30, 2023.

The following tables provide the components of net periodic benefit costs for the three and nine-month periods ended September 30, 2023 and 2022:

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended September 30, 2023:
Service Cost [1]	$398	$143	$14
Interest Cost [2]	524	85	82
Expected Return on Plan Assets [2]	(854)	—	—
Amortization of Prior Service Cost [2]	16	9	26
Amortization of Net Loss (Gain) [2]	30	18	(88)
Net Periodic Cost	$114	$255	$34

Plan Contributions During the Period	$—	$99	$28

For the Three Months Ended September 30, 2022:
Service Cost [1]	$469	$208	$23
Interest Cost [2]	360	57	61
Expected Return on Plan Assets [2]	(1,078)	—	—
Amortization of Prior Service Cost [2]	19	11	27
Amortization of Net Loss (Gain) [2]	550	53	(39)
Net Periodic Cost	$320	$329	$72

Plan Contributions During the Period	$—	$116	$43

Net Periodic Benefit Cost
For the Nine Months Ended September 30, 2023:
Service Cost [1]	$1,195	$428	$42
Interest Cost [2]	1,573	244	249
Expected Return on Plan Assets [2]	(2,562)	—	—
Amortization of Prior Service Cost [2]	47	29	78
Amortization of Net Loss (Gain) [2]	89	55	(265)
Net Periodic Cost	$342	$756	$104

Plan Contributions During the Period	$—	$325	$75

Estimated Future Contributions in the Current Fiscal Year	$—	$108	$25

For the Nine Months Ended September 30, 2022:
Service Cost [1]	$1,408	$626	$68
Interest Cost [2]	1,079	169	185
Expected Return on Plan Assets [2]	(3,235)	—	—
Amortization of Prior Service Cost [2]	58	33	80
Amortization of Net Loss (Gain) [2]	550	159	(117)
Net Periodic (Benefit) Cost	$(140)	$987	$216

Plan Contributions During the Period	$—	$347	$131

Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the period ended September 30, 2023 and currently, additional contributions in 2023 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 11.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for periods ended September 30, 2023 and 2022.  When applicable, share and per share amounts have been adjusted for the September 26, 2023, 3% stock dividend.

Earnings Per Share
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Earnings Per Share - Basic:
Net Income	$7,743	$12,163	$22,352	$36,712
Weighted Average Shares - Basic	17,050	17,007	17,049	17,001
Earnings Per Share - Basic	$0.46	$0.72	$1.31	$2.16

Earnings Per Share - Diluted:
Net Income	$7,743	$12,163	$22,352	$36,712
Weighted Average Shares - Basic	17,050	17,007	17,049	17,001
Dilutive Average Shares Attributable to Stock Options	—	47	—	49
Weighted Average Shares - Diluted	17,050	17,054	17,049	17,050
Earnings Per Share - Diluted	$0.46	$0.72	$1.31	$2.15

Note 12.    FAIR VALUES (Dollars In Thousands)

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2023, December 31, 2022 and September 30, 2022 were AFS securities, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
September 30, 2023
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$176,421	$—	$176,421	$—
State and Municipal Obligations	280	—	280	—
Mortgage-Backed Securities	341,739	—	341,739	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	519,240	—	519,240	—
Equity Securities	1,960	—	1,960	—
Total Securities Measured on a Recurring Basis	521,200	—	521,200	—
Derivative Assets	8,860	—	8,860	—
Total Measured on a Recurring Basis	$530,060	$—	$530,060	$—
Liabilities:
Derivative Liabilities	8,733	—	8,733	—
Total Measured on a Recurring Basis	$8,733	$—	$8,733	$—
December 31, 2022
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$175,199	$—	$175,199	$—
State and Municipal Obligations	340	—	340	—
Mortgage-Backed Securities	397,156	—	397,156	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	573,495	—	573,495	—
Equity Securities	2,174	—	2,174	—

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total Securities Measured on a Recurring Basis	575,669	—	575,669	—
Derivative Assets	7,506	—	7,506	—
Total Measured on a Recurring Basis	$583,175	$—	$583,175	$—
Liabilities:
Derivative Liabilities	$7,506	—	$7,506	—
Total Measured on a Recurring Basis	$7,506	$—	$7,506	$—
September 30, 2022
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$163,965	$—	$163,965	$—
State and Municipal Obligations	340	—	340	—
Mortgage-Backed Securities	409,949	—	409,949	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	575,054	—	575,054	—
Equity Securities	2,126	—	2,126	—
Total Securities Measured on a Recurring Basis	577,180	—	577,180	—
Derivative Assets	8,508	—	8,508	—
Total Measured on a Recurring Basis	$585,688	$—	$585,688	$—
Liabilities:
Derivative Liabilities	8,508	—	8,508	—
Total Measured on a Recurring Basis	$8,508	$—	$8,508	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
September 30, 2023
Collateral Dependent Evaluated Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	526	—	—	526	—
December 31, 2022
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	593	—	—	593	—
September 30, 2022
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	604	—	—	604	—

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent evaluated loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at September 30, 2023, December 31, 2022 and September 30, 2022.

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
The book value of the outstanding trust preferred securities (Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts) are considered to approximate fair value since the interest rates are variable (currently indexed to SOFR) and Arrow is well-capitalized.

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Cash and Cash Equivalents	$294,739	$294,739	$294,739	$—	$—
Securities Available-for-Sale	519,240	519,240	—	519,240	—
Securities Held-to-Maturity	140,577	134,811	—	134,811	—
Equity Securities	1,960	1,960	—	1,960	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,110	5,110	—	5,110	—
Net Loans	3,107,505	2,867,016	—	—	2,867,016
Accrued Interest Receivable	11,163	11,163	—	11,163	—
Derivative Assets	8,860	8,860		8,860
Deposits	3,666,485	3,660,360	—	3,660,360	—
Borrowings	174,300	173,709	—	173,709	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	7,432	7,432	—	7,432	—
Derivative Liabilities	8,733	8,733	—	8,733	—

December 31, 2022
Cash and Cash Equivalents	$64,660	$64,660	$64,660	$—	$—
Securities Available-for-Sale	573,495	573,495	—	573,495	—
Securities Held-to-Maturity	175,364	171,623	—	171,623	—
Equity Securities	2,174	2,174		2,174
Federal Home Loan Bank and Federal Reserve Bank Stock	6,064	6,064	—	6,064	—
Net Loans	2,953,255	2,742,721	—	—	2,742,721
Accrued Interest Receivable	9,890	9,890	—	9,890	—
Derivative Assets	7,506	7,506	—	7,506	—
Deposits	3,498,364	3,492,021	—	3,492,021	—
Federal Home Loan Bank Term Advances	27,800	27,757	—	27,757	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	357	357	—	357	—
Derivative Liabilities	7,506	7,506	—	7,506	—

September 30, 2022
Cash and Cash Equivalents	$373,429	$373,429	$373,429	$—	$—
Securities Available-for-Sale	575,054	575,054	—	575,054	—
Securities Held-to-Maturity	182,178	175,800	—	175,800	—
Equity Securities	2,126	2,126	—	2,126
Federal Home Loan Bank and Federal Reserve Bank Stock	4,720	4,720	—	4,720	—
Net Loans	2,895,562	2,714,587	—	—	2,714,587
Accrued Interest Receivable	8,549	8,549	—	8,549	—
Derivative Assets	8,508	8,508	—	8,508	—
Deposits	3,795,105	3,785,960	—	3,785,960	—
Federal Home Loan Bank Term Advances	25,000	24,833	—	24,833	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	202	202	—	202	—
Derivative Liabilities	8,508	8,508	—	8,508	—

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
Arrow leases two of its branch offices, at market rates, from Stewart’s Shops Corp.  Mr. Gary C. Dake, President of Stewart’s Shops Corp., serves as a Director on the Board of Directors of Arrow and its two subsidiary banks.

The following includes quantitative data related to Arrow's leases as of and for the nine months ended September 30, 2023 and September 30, 2022:

		Nine Months Ended
Finance Lease Amounts:	Classification	September 30, 2023	September 30, 2022
Right-of-Use Assets	Premises and Equipment, Net	$4,504	$4,681
Lease Liabilities	Finance Leases	5,080	5,131

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$4,978	$5,889
Lease Liabilities	Other Liabilities	5,179	6,082

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$143	$145
Operating Outgoing Cash Flows From Operating Leases		781	1,041
Financing Outgoing Cash Flows From Finance Leases		39	38
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		19	—
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		26.54	27.50
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		11.45	11.36
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.01%	2.87%

Lease cost information for Arrow's leases is as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$44	$44	$132	$133
Interest on Lease Liabilities	46	48	143	145
Operating Lease Cost	195	305	786	925
Short-term Lease Cost	11	9	46	32
Variable Lease Cost	58	86	179	253
Total Lease Cost	$354	$492	$1,286	$1,488

Future Lease Payments at September 30, 2023 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
9/30/2024	$733	$247
9/30/2025	653	259
9/30/2026	590	268
9/30/2027	561	268
9/30/2028	486	268
Thereafter	3,212	7,063
Total Undiscounted Cash Flows	$6,235	$8,373
Less: Net Present Value Adjustment	1,056	3,293
Lease Liability	$5,179	$5,080

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, not designated as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	September 30, 2023	December 31, 2022	September 30, 2022
Fair value adjustment included in other assets	$8,733	$7,506	$8,508
Fair value adjustment included in other liabilities	8,733	7,506	8,508
Notional amount	124,350	127,763	134,406

Derivatives Designated as Hedging Instruments
Arrow entered into two pay-fixed portfolio layer method fair value swaps, designated as hedging instruments, with a total notional amount of $250 million and $50 million, respectively, in the third quarter of 2023. Arrow is designating the fair value swaps under the portfolio layer method ("PLM"). Under PLM, the hedged items are designated as hedged layers of a closed portfolio of financial loans that are anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swaps at fair value on the Consolidated Balance Sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swaps on the Consolidated Balance Sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.
The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, designed as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	September 30, 2023	December 31, 2022	September 30, 2022
Fair value adjustment included in other assets	$885	$—	$—
Fair value adjustment included in other liabilities	—	—	—
Notional amount	300,000	—	—

The following table summarizes the effect of the fair value hedging relationship recognized on the unaudited interim consolidated statement of income:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2023	December 31, 2022	September 30, 2022
Hedged Asset	$(758)	$—	$—
Fair value derivative designated as hedging instrument	885	—	—
Total gain recognized in the consolidated statements of income with interest and fees on loans	127	—	—

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset:

Derivatives Designated as Hedging Instruments - Fair Value Swap Agreements
	September 30, 2023	December 31, 2022	September 30, 2022
Carrying Value of Portfolio Layer Method Hedged Asset	$299,242	$—	$—
Cumulative Fair Value Hedging Adjustment	(758)	—	—

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the unaudited interim consolidated statement of income:

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2023	December 31, 2022	September 30, 2022
Amount of (loss) gain recognized in AOCI	$125	$3,467	$3,737
Amount of (loss) gain reclassified from AOCI to interest expense	(660)	(204)	(57)

Note 15.    RELATED PARTY TRANSACTIONS

A member of the GFNB Board of Directors, is the Chief Executive Officer of the general contractor leading the multi-year renovation project to enhance and improve the downtown Glens Falls Main Campus. The recently completed reconstruction provides added energy efficiency and more collaborative work space. Through September 30, 2023, Arrow paid $2.70 million to this general contractor. GFNB is a subsidiary of Arrow.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Arrow Financial Corporation:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, and changes in stockholders’ equity and cash flows for the three‑month and nine‑month periods ended September 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 9, 2023

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2023

NOTE ON TERMINOLOGY
In this Report, the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Report, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Report is comprised of the group of 176 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s "Bank Holding Company Performance Report" for June 30, 2023 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

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

Arrow Financial Corporation
Selected Quarterly Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022
Net Income	$7,743	$6,047	$8,562	$12,087	$12,163
Transactions in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	52	(133)	(76)	35	70

Share and Per Share Data:[1]
Period End Shares Outstanding	17,049	17,050	17,050	17,048	17,019
Basic Average Shares Outstanding	17,050	17,050	17,048	17,031	17,007
Diluted Average Shares Outstanding	17,050	17,050	17,060	17,087	17,054
Basic Earnings Per Share	$0.46	$0.35	$0.50	$0.71	$0.72
Diluted Earnings Per Share	0.46	0.35	0.50	0.71	0.72
Cash Dividend Per Share	0.262	0.262	0.262	0.262	0.255

Selected Quarterly Average Balances:
Interest-bearing Deposits at Banks	$131,814	$130,057	$40,436	$143,499	$209,001
Investment Securities	745,693	787,175	813,461	845,859	821,052
Loans	3,096,240	3,036,410	2,991,928	2,951,547	2,872,066
Deposits	3,491,028	3,460,711	3,480,279	3,614,945	3,598,519
Other Borrowed Funds	208,527	220,616	100,596	63,304	50,125
Stockholders’ Equity	362,701	365,070	359,556	351,402	361,675
Total Assets	4,109,995	4,087,653	3,978,851	4,074,028	4,047,738
Return on Average Assets, annualized	0.75%	0.59%	0.87%	1.18%	1.19%
Return on Average Equity, annualized	8.47%	6.64%	9.66%	13.65%	13.34%
Return on Average Tangible Equity, annualized [2]	9.05%	7.10%	10.33%	14.62%	14.27%
Average Earning Assets	$3,973,747	$3,953,642	$3,845,825	$3,940,905	$3,902,119
Average Paying Liabilities	2,920,518	2,924,743	2,782,299	2,891,092	2,781,985
Interest Income	42,117	40,013	36,110	35,904	34,207
Tax-Equivalent Adjustment [3]	183	196	202	279	268
Interest Income, Tax-Equivalent [3]	42,300	40,209	36,312	36,183	34,475
Interest Expense	16,764	14,241	8,016	5,325	3,306
Net Interest Income	25,353	25,772	28,094	30,579	30,901
Net Interest Income, Tax-Equivalent [3]	25,536	25,968	28,296	30,858	31,169
Net Interest Margin, annualized	2.53%	2.61%	2.96%	3.08%	3.14%
Net Interest Margin, Tax Equivalent, annualized [3]	2.55%	2.63%	2.98%	3.11%	3.17%

Efficiency Ratio Calculation: [4]
Non-Interest Expense	$23,479	$24,083	$22,296	$20,792	$21,448
Less: Intangible Asset Amortization	43	44	45	47	48
Net Non-Interest Expense	$23,436	$24,039	$22,251	$20,745	$21,400
Net Interest Income, Tax-Equivalent [3]	$25,536	$25,968	$28,296	$30,858	$31,169
Non-Interest Income	8,050	6,906	6,677	7,165	7,827
Less: Net Changes in Fair Value of Equity Invest.	71	(181)	(104)	48	95
Net Gross Income	$33,515	$33,055	$35,077	$37,975	$38,901
Efficiency Ratio [4]	69.93%	72.72%	63.43%	54.63%	55.01%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$360,014	$361,443	$363,371	$353,538	$345,550
Book Value per Share [1]	21.12	21.20	21.31	20.74	20.30
Goodwill and Other Intangible Assets, net	23,078	23,175	23,273	23,373	23,477
Tangible Book Value per Share [1,2]	19.76	19.84	19.95	19.37	18.92

Capital Ratios:[5]
Tier 1 Leverage Ratio	9.94%	9.92%	10.13%	9.80%	9.71%
Common Equity Tier 1 Capital Ratio	13.17%	13.27%	13.34%	13.32%	13.14%
Tier 1 Risk-Based Capital Ratio	13.84%	13.96%	14.03%	14.01%	13.85%
Total Risk-Based Capital Ratio	14.94%	15.08%	15.15%	15.11%	14.93%

Assets Under Trust Admin. & Investment Mgmt.	$1,627,522	$1,711,460	$1,672,117	$1,606,132	$1,515,994

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 26, 2023, 3% stock dividend.

2.
Non-GAAP Financial Measures Reconciliation: Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which Arrow believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 51.

		9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022
	Total Stockholders' Equity (GAAP)	$360,014	$361,443	$363,371	$353,538	$345,550
	Less: Goodwill and Other Intangible assets, net	23,078	23,175	23,273	23,373	23,477
	Tangible Equity (Non-GAAP)	$336,936	$338,268	$340,098	$330,165	$322,073

	Period End Shares Outstanding	17,049	17,050	17,050	17,048	17,019
	Tangible Book Value per Share (Non-GAAP)	$19.76	$19.84	$19.95	$19.37	$18.92
	Net Income	7,743	6,047	8,562	12,087	12,163
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	9.05%	7.10%	10.33%	14.62%	14.27%

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 51.

		9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022
	Interest Income (GAAP)	$42,117	$40,013	$36,110	$35,904	$34,207
	Add: Tax-Equivalent adjustment (Non-GAAP)	183	196	202	279	268
	Interest Income - Tax Equivalent (Non-GAAP)	$42,300	$40,209	$36,312	$36,183	$34,475
	Net Interest Income (GAAP)	$25,353	$25,772	$28,094	$30,579	$30,901
	Add: Tax-Equivalent adjustment (Non-GAAP)	183	196	202	279	268
	Net Interest Income - Tax Equivalent (Non-GAAP)	$25,536	$25,968	$28,296	$30,858	$31,169
	Average Earning Assets	$3,973,747	$3,953,642	$3,845,825	$3,940,905	$3,902,119
	Net Interest Margin (Non-GAAP)*	2.55%	2.63%	2.98%	3.11%	3.17%

4.
Non-GAAP Financial Measures: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes that the efficiency ratio provides investors with information that is useful in understanding our financial performance. Arrow defines efficiency ratio as the ratio of our non-interest expense to our net gross income (which equals tax-equivalent net interest income plus non-interest income, as adjusted). There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 51.

5.
For the current quarter, all of the regulatory capital ratios as well as the Total Risk-Weighted Assets are calculated in accordance with bank regulatory capital rules. The September 30, 2023 CET1 ratio listed in the tables (i.e., 13.17%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022
	Total Risk Weighted Assets	$2,988,438	$2,937,837	$2,909,610	$2,883,902	$2,856,224
	Common Equity Tier 1 Capital	393,541	389,966	388,228	384,003	375,394
	Common Equity Tier 1 Capital Ratio	13.17%	13.27%	13.34%	13.32%	13.14%

* Quarterly ratios have been annualized.

Arrow Financial Corporation
Selected Year-to-Date Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Nine Months Ended	9/30/2023	9/30/2022
Net Income	$22,352	$36,712
Transactions Recorded in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	(157)	281

Share and Per Share Data: [1]
Period End Shares Outstanding	17,049	17,019
Basic Average Shares Outstanding	17,049	17,001
Diluted Average Shares Outstanding	17,049	17,050
Basic Earnings Per Share	$1.31	$2.16
Diluted Earnings Per Share	1.31	2.15
Cash Dividend Per Share	0.79	0.76

Selected Year-to-Date Average Balances:
Interest-bearing Deposits at Banks	$101,104	$289,681
Investment Securities	781,862	813,590
Loans	3,041,909	2,785,721
Deposits	3,477,379	3,583,570
Borrowings	176,975	56,219
Stockholders’ Equity	362,454	363,024
Total Assets	4,059,314	4,038,533
Return on Average Assets, annualized	0.74%	1.22%
Return on Average Equity, annualized	8.25%	13.52%
Return on Average Tangible Equity, annualized [2]	8.81%	14.46%
Average Earning Assets	3,924,875	3,888,992
Average Paying Liabilities	2,876,360	2,815,115
Interest Income	118,240	93,747
Tax-Equivalent Adjustment [3]	581	807
Interest Income, Tax-Equivalent [3]	118,821	94,554
Interest Expense	39,021	5,983
Net Interest Income	79,219	87,764
Net Interest Income, Tax-Equivalent [3]	79,800	88,571
Net Interest Margin, annualized	2.70%	3.02%
Net Interest Margin, Tax Equivalent, annualized [3]	2.72%	3.04%

Efficiency Ratio Calculation: [4]
Noninterest Expense	$69,858	$60,738
Less: Intangible Asset Amortization	133	144
Net Noninterest Expense	69,725	60,594
Net Interest Income, Tax-Equivalent [3]	79,800	88,571
Noninterest Income	21,633	23,733
Less: Net Changes in Fair Value of Equity Securities	(214)	379
Net Gross Income	101,647	111,925
Efficiency Ratio [4]	68.60%	54.14%

Arrow Financial Corporation
Selected Year-to-Date Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 26, 2023, 3% stock dividend.

2.
Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which Arrow believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 51.

		9/30/2023	9/30/2022
	Total Stockholders' Equity (GAAP)	$360,014	$345,550
	Less: Goodwill and Other Intangible assets, net	23,078	23,477
	Tangible Equity (Non-GAAP)	$336,936	$322,073

	Period End Shares Outstanding	17,049	17,019
	Tangible Book Value per Share (Non-GAAP)	$19.76	$18.92
	Net Income	22,352	36,712
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	8.81%	14.46%

3.
Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 51.

		9/30/2023	9/30/2022
	Interest Income (GAAP)	$118,240	$93,747
	Add: Tax-Equivalent adjustment (Non-GAAP)	580	807
	Interest Income - Tax Equivalent (Non-GAAP)	$118,820	$94,554
	Net Interest Income (GAAP)	79,219	87,764
	Add: Tax-Equivalent adjustment (Non-GAAP)	580	807
	Net Interest Income - Tax Equivalent (Non-GAAP)	$79,799	$88,571
	Average Earning Assets	$3,924,875	$3,888,992
	Net Interest Margin (Non-GAAP)*	2.72%	3.04%

4.
Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes the efficiency ratio provides investors with information that is useful in understanding financial performance. The efficiency ratio is defined as the ratio of our non-interest expense to our net gross income (which equals our tax-equivalent net interest income plus non-interest income, as adjusted). See "Use of Non-GAAP Financial Measures" on page 51.

* Year-to-date ratios have been annualized.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Dollars In Thousands)

Three Months Ended September 30:	2023			2022
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$131,814	$1,805	5.43%	$209,001	$1,201	2.28
Investment Securities:
Fully Taxable	616,020	2,924	1.88	651,899	2,603	1.58
Exempt from Federal Taxes	129,673	689	2.11	169,153	785	1.84
Loans	3,096,240	36,699	4.70	2,872,066	29,618	4.09
Total Earning Assets	3,973,747	42,117	4.20	3,902,119	34,207	3.48
Allowance for Credit Losses	(31,386)			(28,006)
Cash and Due From Banks	32,874			32,475
Other Assets	134,760			141,150
Total Assets	$4,109,995			$4,047,738
Deposits:
Interest-Bearing Checking Accounts	$795,627	1,156	0.58	$996,116	267	0.11
Savings Deposits	1,505,916	9,729	2.56	1,549,451	2,469	0.63
Time Deposits of $250,000 or More	152,738	1,466	3.81	49,459	89	0.71
Other Time Deposits	257,710	2,051	3.16	136,834	150	0.43
Total Interest-Bearing Deposits	2,711,991	14,402	2.11	2,731,860	2,975	0.43
Borrowings	183,452	2,143	4.63	—	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	173	3.43	45,000	283	2.50
Finance Leases	5,075	46	3.60	5,125	48	3.72
Total Interest-bearing Liabilities	2,920,518	16,764	2.28	2,781,985	3,306	0.47
Noninterest-bearing deposits	779,037			866,659
Other Liabilities	47,739			37,419
Total Liabilities	3,747,294			3,686,063
Stockholders’ Equity	362,701			361,675
Total Liabilities and Stockholders’ Equity	$4,109,995			$4,047,738
Net Interest Income		$25,353			$30,901
Net Interest Spread			1.92%			3.01%
Net Interest Margin			2.53%			3.14%

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Nine Months Ended September 30:	2023			2022
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$101,104	$3,958	5.23%	$289,681	$1,826	0.84%
Investment Securities:
Fully Taxable	635,126	8,823	1.86%	638,504	7,236	1.52%
Exempt from Federal Taxes	146,736	2,256	2.06%	175,086	2,422	1.85%
Loans	3,041,909	103,203	4.54%	2,785,721	82,263	3.95%
Total Earning Assets	3,924,875	118,240	4.03%	3,888,992	93,747	3.22%
Allowance for Credit Losses	(30,591)			(27,579)
Cash and Due From Banks	30,720			30,370
Other Assets	134,310			146,750
Total Assets	$4,059,314			$4,038,533
Deposits:
Interest-Bearing Checking Accounts	$874,132	2,346	0.36	$1,024,087	629	0.08
Savings Deposits	1,494,976	23,830	2.13	1,549,610	3,778	0.33
Time Deposits of $250,000 or More	127,230	3,159	3.32	52,251	143	0.37
Other Time Deposits	203,047	3,721	2.45	132,948	370	0.37
Total Interest-Bearing Deposits	2,699,385	33,056	1.64	2,758,896	4,920	0.24
Borrowings	151,887	5,309	4.67	(1)	—	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	513	3.43	51,081	918	2.40
Finance Leases	5,088	143	3.76	5,139	145	3.77
Total Interest-Bearing Liabilities	2,876,360	39,021	1.81	2,815,115	5,983	0.28
Noninterest-bearing deposits	777,994			824,674
Other Liabilities	42,506			35,720
Total Liabilities	3,696,860			3,675,509
Stockholders’ Equity	362,454			363,024
Total Liabilities and Stockholders’ Equity	$4,059,314			$4,038,533
Net Interest Income		$79,219			$87,764
Net Interest Spread			2.22%			2.94%
Net Interest Margin			2.70%			3.02%

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month period ended September 30, 2023 and the financial conditions as of September 30, 2023 and 2022.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Unaudited Interim Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of Q3 2023 Financial Results: Net income for the third quarter of 2023 was $7.7 million, increasing from $6.0 million in the second quarter of 2023 and decreasing from $12.2 million in the third quarter of 2022. The increase from the second quarter of 2023 was primarily due to an increase in interest and dividend income of $2.1 million, an increase of $1.1 million in non-interest income and a decrease in non-interest expense of $0.6 million, partially offset by an increase of $2.5 million in interest expense. The decline from the the same period in the prior year was primarily due to an increase of $13.5 million in interest expense partially offset by an increase in interest and dividend income of $7.9 million.
Diluted earnings per share (diluted EPS) for the first quarter of 2023 was $0.46, a decrease from $0.72 reported for the third quarter of 2022. Return on average equity (ROE) for the third quarter of 2023 decreased to 8.47%, as compared to a ROE of 13.34% for the quarter ended September 30, 2022. Return on average assets (ROA) for the third quarter of 2023 was 0.75%, a decrease from an ROA of 1.19% for the quarter ended September 30, 2022.
Total loans reached a record high of $3.1 billion as of September 30, 2023. Loan growth for the third quarter of 2023 was $68.7 million, and $155.4 million from December 31, 2022. Loan growth was spread across all segments.
Arrow entered into two pay-fixed PLM fair value swaps, with total notional amounts of $250 million and $50 million, respectively. The transaction is accretive to interest income, adding more than $2 million annually. Rising interest rates will increase the net interest income benefit, while falling rates will reduce the benefit.
At September 30, 2023, deposit balances were $3.7 billion, an increase of $164.3 million from June 30, 2023 and $168.1 million from December 31, 2022. Overall in 2023, the deposit mix has continued to shift from non-interest bearing accounts to higher cost money market and time deposit accounts. Seasonal municipal deposits help drive an increase in demand deposits of $38.9 million in the third quarter.
Net interest income for the third quarter was $25.4 million, decreasing 1.6% from $25.8 million in the second quarter of 2023 and 18.0% from $30.9 million in the comparable quarter of 2022. Total interest and dividend income was $42.1 million for the third quarter of 2023, an increase from $40.0 million in the second quarter of 2023 and from $34.2 million for the quarter ended September 30, 2022. These increases are driven by loan growth and higher loan rates. Interest expense for the third quarter of 2023 was $16.8 million, an increase from $14.2 million for the second quarter of 2023 and from $3.3 million for the comparable quarter ended September 30, 2022. The increases for both comparison periods were driven by higher deposit rates and changes in deposit composition.
Net interest margin was 2.53% for the quarter, compared to 2.61% for the second quarter of 2023 and 3.14% for the third quarter of 2022. The decrease in net interest margin compared to the second quarter in 2023 as well as the third quarter of 2022 was primarily the result of the cost of interest-bearing liabilities increasing at a faster pace than the yield on average earning assets. In addition, deposits have continued to migrate to higher costs products such as money market savings and time deposits.
Non-interest income for the three months ended September 30, 2023, was $8.1 million, compared to $6.9 million in the second quarter of 2023 and $7.8 million in the comparable quarter of 2022. Income from fiduciary activities, which includes Wealth Management services, was fairly consistent to the comparable prior-year quarter. Year to date income from fiduciary activities trail the prior year due to continued declining market performance. Fees and other services to customers was consistent with the linked quarter of 2023, but declined year-over-year due to lower interchange fees. Other income increased from both the second quarter and the previous year as a result of bank owned life insurance proceeds.
Non-interest expense for the third quarter of 2023 was $23.5 million, a decrease from $24.1 million in the second quarter of 2023 and an increase from $21.4 million for the third quarter of 2022. The increase from the prior year was in large part related to $1.1 million of additional legal and professional fees incurred in the third quarter of 2023 associated with the delay in the filing of the 2022 Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "First Quarter Form 10-Q"), as well as an increase in technology costs and costs related to FDIC insurance. Total year to date expenses related to the delayed filings were $4.1 million.
For the third quarter of 2023, the provision for credit losses was $354 thousand compared to $948 thousand in the second quarter of 2023 and $1.7 million in the prior-year quarter. The key drivers for the provision for credit losses in the third quarter of 2023 were loan growth, charge-offs and to a lesser extent changes to the economic forecast factors embedded in the allowance model. The provision was partially offset by the qualitative factors related to the residential loan portfolio, which continue to indicate local market conditions performing well above the Case-Shiller U.S. National Home Price Index, which is utilized in the economic forecast.
The changes in net income, net interest income and net interest margin between the three-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 74.

Regulatory Capital and Change in Stockholders' Equity: At September 30, 2023, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules (the "Capital Rules") as implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") at both the holding company and bank levels.  At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.
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
Stockholders’ equity was $360.0 million at September 30, 2023, a decrease of $1.4 million or 0.4%, from the June 30, 2023 level of $361.4 million, and an increase of $6.5 million, or 1.8%, from the December 31, 2022 level of $353.5 million The increase in stockholders' equity over the first nine months of 2023 principally reflected the following factors: the addition of (i) $22.4 million of net income for the period plus (ii) the issuance of $1.3 million of common stock through employee benefit and dividend reinvestment plans reduced by (iii) other comprehensive loss of $2.9 million, (iv) cash dividends of $13.4 million and (v) repurchases of common stock of $848 thousand. The components of the change in stockholders’ equity since year-end 2022 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At September 30, 2023, book value per share was $21.12, up 4.0% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $19.76, an increase of $0.84, or 4.4%, over the level as of September 30, 2022. See the disclosure on page 51 related to the use of non-GAAP financial measures including tangible book value.
On September 30, 2023, Arrow's closing stock price was $17.02, representing a trading multiple of 0.86 to tangible book value. In the third quarter of 2023, Arrow paid a quarterly cash dividend of $0.26. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 72.

Loan Quality: Net charge-offs for the third quarter of 2023 were $412 thousand as compared to $573 thousand for the comparable 2022 quarter. The ratio of net charge-offs to average loans (annualized) was 0.05% for the three month period ended September 30, 2023, a decrease from 0.08% with the three month period ended September 30, 2022. The increase in delinquent loans is primarily attributable to one commercial loan relationship. See Footnote 5, Loans, for additional discussion.
For the third quarter of 2023, the provision for credit losses was $354 thousand and a credit for estimated credit losses on off-balance sheet credit exposures was $192 thousand. The allowance for credit losses was $31.1 million on September 30, 2023, which represented 0.99% of loans outstanding, as compared to 1.00% on September 30, 2022.
Nonperforming loans were $6.3 million at September 30, 2023, representing 0.20% of period-end loans, a decrease from the September 30, 2022 ratio of 0.32% and a decrease from the June 30, 2023 ratio of 0.21%. The ratio continues to reasonably compare with the weighted average ratio of the peer group of 0.39% at June 30, 2023. Nonperforming assets of $6.9 million at September 30, 2023 represented 0.16% of period-end assets down from 0.24% at September 30, 2022.

Loan Segments: As of September 30, 2023, total loans grew by $155.4 million, or 5.2%, as compared to the balance at December 31, 2022. The largest increase was in the residential real estate loan portfolio which increased $77.6 million, or 7.2%. Consumer loans increased $42.5 million, or 4.0%, primarily comprised of automobile loans. Commercial and commercial real estate loans increased by $35.4 million, or 4.2%, from December 31, 2022.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 28.1% of the total loan portfolio at period-end. Commercial property values in Arrow's region have largely remained stable, however, there remains uncertainty surrounding market conditions due to inflation and the rising interest rate environment. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
•Consumer Loans: These loans (primarily automobile loans) comprised 35.3% of the total loan portfolio at period-end. Consumer automobile loans at September 30, 2023, were 99.6% of this portfolio segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. As of September 30, 2023, demand has slowed as a result of current economic conditions. Inflation and higher rates may continue to limit the potential growth in this category.
•Residential Real Estate Loans: These loans, including home equity loans, made up 36.6% of the total loan portfolio at period-end. Demand for residential real estate has continued but weakened as interest rates have increased. A continuous elevated rate environment may impact future demand. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. Arrow has historically sold a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and Access to Credit Markets: Arrow has not experienced any liquidity events or special concerns in recent years or thus far in 2023. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term liquidity needs.  Interest-bearing cash balances at September 30, 2023 were $255.0 million compared to $328.6 million at September 30, 2022. Contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY, FRB and other bank lines totaling approximately $1.5 billion. The general terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 72). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Visa Class B Common Stock: Arrow's subsidiary bank, GFNB, like other Visa member banks, bears some indirect contingent liability for Visa's direct liability arising out of certain antitrust claims involving merchant discounts to the extent that Visa's liability might exceed the amount funded in its litigation escrow account. On December 13, 2019, the Court granted final approval to a settlement in this class action lawsuit. On January 3, 2020 an appeal of the final-approved order was filed with the court. On December 16, 2021, the second circuit court of appeals set oral arguments regarding objections to final approval of the settlement for March 16, 2022. On March 16, 2022, the Second Circuit Court of Appeals heard oral arguments regarding objections to final approval of the settlement. On April 25, 2023, the Court of Appeals for the Second Circuit denied certain objectors’ request for panel rehearing or, in the alternative, rehearing en banc. It is unknown if any party will pursue further appeals to the U.S Supreme Court. When the appeals process is resolved and assuming the balance in the litigation escrow account is sufficient to cover the litigation claims and related expenses, Arrow could potentially realize a gain on the receipt of Visa Class A common stock. At September 30, 2023, GFNB held 27,771 shares of Visa Class B common stock, and utilizing the conversion ratio to Class A common stock at that time, these Class B shares would convert to approximately 44,000 shares of Visa Class A common stock. Since the litigation settlement is not certain, Arrow has not recognized any economic value for these shares.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	9/30/2023	12/31/2022	9/30/2022	$ Change From December	$ Change From September	% Change From December (not annualized)	% Change From September
Interest-Bearing Bank Balances	$254,961	$32,774	$328,557	$222,187	$(73,596)	677.9%	(22.4)%
Securities Available-for-Sale	519,240	573,495	575,054	(54,255)	(55,814)	(9.5)%	(9.7)%
Securities Held-to-Maturity	140,577	175,364	182,178	(34,787)	(41,601)	(19.8)%	(22.8)%
Equity Securities	1,960	2,174	2,126	(214)	(166)	(9.8)%	(7.8)%
Loans (1)	3,138,617	2,983,207	2,924,794	155,410	213,823	5.2%	7.3%
Allowance for Credit Losses	31,112	29,952	29,232	1,160	1,880	3.9%	6.4%
Earning Assets (1)	4,060,465	3,773,078	4,017,429	287,387	43,036	7.6%	1.1%
Total Assets	$4,272,911	$3,969,509	$4,232,778	$303,402	$40,133	7.6%	0.9%
Noninterest-Bearing Deposits	$798,392	$836,871	$910,221	$(38,479)	$(111,829)	(4.6)%	(12.3)%
Interest-Bearing Checking Accounts	920,250	997,694	1,113,850	(77,444)	(193,600)	(7.8)%	(17.4)%
Savings Deposits	1,496,193	1,454,364	1,584,373	41,829	(88,180)	2.9%	(5.6)%
Time Deposits over $250,000	167,614	76,224	59,059	91,390	108,555	119.9%	183.8%
Other Time Deposits	284,036	133,211	127,602	150,825	156,434	113.2%	122.6%
Total Deposits	$3,666,485	$3,498,364	$3,795,105	$168,121	$(128,620)	4.8%	(3.4)%
Borrowings	$174,300	$54,800	$25,000	$119,500	$149,300	218.1%	597.2%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	360,014	353,538	345,550	6,476	14,464	1.8%	4.2%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at September 30, 2023, was $3.1 billion, an increase of $155.4 million, or 5.2%, from the December 31, 2022 level and up by $213.8 million, or 7.3%, from the September 30, 2022 level. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $35.4 million, or 4.2%, during the first nine months of 2023. In the first nine months of 2023, loan growth has slowed as a result of the current rate environment.
•Consumer loans (primarily automobile loans through indirect lending): As of September 30, 2023, these loans, primarily auto loans originated through dealerships in New York and Vermont, increased by $42.5 million, or 4.0%, from the December 31, 2022 balance. Inflation and rising rates may continue to slow demand.
•Residential real estate loans: This segment increased during the first nine months of 2023 by $77.6 million, or 7.2%. A deterioration of economic conditions may continue to reduce loan production for the remainder of the year.

Changes in Sources of Funds: Deposit balances reached $3.7 billion, down $128.6 million, or 3.4%, from the prior-year level and increased $168.1 million from December 31, 2022. Noninterest-bearing deposits represented 21.8% of total deposits at September 30, 2023, compared to 24.0% of total deposits on September 30, 2022. At September 30, 2023, total time deposits were $451.6 million. Municipal deposits increased $110.0 million, or 12.6% from September 30, 2022. Total borrowings were $174.3 million, an increase from $25.0 million at September 30, 2022. In the second quarter of 2023, Arrow borrowed $150 million as part of the BTFP primarily replacing FHLB advances. The BTFP was created to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors.

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
Arrow uses reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $618.9 million and $557.6 million at September 30, 2023 and September 30, 2022, respectively.

Uninsured Deposits: Arrow's deposit base includes both insured and uninsured deposits. Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances at September 30, 2023 were less than 30% of the total deposit base.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2022 to September 30, 2023 (in thousands):

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
.	9/30/2023	12/31/2022	Change	9/30/2023	12/31/2022	Change
Securities Available-for-Sale:
U.S. Agency Securities	$176,421	$175,199	$1,222	$(13,579)	$(14,801)	$1,222
State and Municipal Obligations	280	340	(60)	—	—	—
Mortgage-Backed Securities	341,739	397,156	(55,417)	(56,584)	(50,599)	(5,985)
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Total	$519,240	$573,495	$(54,255)	$(70,363)	$(65,600)	$(4,763)

Securities Held-to-Maturity:
State and Municipal Obligations	$125,813	$160,470	$(34,657)	$(5,204)	$(3,130)	$(2,074)
Mortgage-Backed Securities	8,998	11,153	(2,155)	(562)	(611)	49
Total	$134,811	$171,623	$(36,812)	$(5,766)	$(3,741)	$(2,025)

Equity Securities	$1,960	$2,174	$(214)	$—	$—	$—

The table below presents the weighted average yield for available-for-sale and held-to-maturity securities as of September 30, 2023 (in thousands).

	September 30, 2023
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount		Yield
Securities Available-for-Sale:
U.S. Agency Securities	$15,000	3.5%	$175,000	1.7%	$—	—%	$—	—%	$190,000	190000000	1.8%
State and Municipal Obligations	—	—%	—	—%	280	6.8%		—%	280		6.8%
Mortgage-Backed Securities	586	1.7%	215,671	1.9%	182,066	1.7%	—	—%	398,323		1.8%
Corporate and Other Debt Securities		—%		—%	1,000	8.3%	—	—%	1,000		8.3%
Total	$15,586	3.4%	$390,671	1.8%	$183,346	1.7%	$—	—%	$589,603		1.8%

Securities Held-to-Maturity:
State and Municipal Obligations	$56,686	2.9%	$71,994	2.5%	$2,308	3.7%	$29	6.7%	$131,017		2.7%
Mortgage-Backed Securities	—	—%	9,560	2.5%	—	—%	—	—%	9,560		2.5%
Corporate and Other Debt Securities	—	—%	—	—%	—	—%	—	—%	—		—%
Total	$56,686	2.9%	$81,554	2.5%	$2,308	3.7%	$29	6.7%	$140,577		2.7%

At September 30, 2023, Arrow held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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

Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at September 30, 2023, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The recent rising interest rate environment resulted in an increase in unrealized losses versus the comparable prior period. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at September 30, 2023 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the nine months ended September 30, 2023.
Arrow's held-to-maturity debt securities are comprised of GSEs and state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow performs an analysis of the credit worthiness of municipal obligations to determine if a security is of investment grade. The analysis may include, but may not solely rely upon credit analysis conducted by external credit rating agencies. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and, therefore, no allowance for credit loss was recorded as of September 30, 2023.
Changes in net unrealized gains or losses during recent periods have been primarily attributable to changes in market rates during the periods in question and not due to the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the nine month periods ended September 30, 2023 or 2022.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the nine month periods ended September 30, 2023 and 2022, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Nine Months Ended
Purchases:	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$15,000	$—	$70,000
Mortgage-Backed Securities	—	24,625	—	79,674
Total Purchases	$—	$39,625	$—	$149,674

Maturities & Calls	$16,365	$18,960	$48,499	$61,620

(In Thousands)	Three Months Ended		Nine Months Ended
Purchases:	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Held-to-Maturity Portfolio
State and Municipal Obligations	$4,938	$4,802	$7,490	$10,293

Maturities & Calls	$7,721	$4,575	$41,919	$24,231

Loan Trends
The following three tables present, for each of the last five quarters, the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category:

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022
Commercial excluding PPP Loans	$147,585	$135,370	$135,670	$141,419	$134,986
PPP Loans	—	—	—	—	637
Commercial Real Estate	727,060	722,753	710,719	674,420	661,471
Consumer	1,094,994	1,081,838	1,070,314	1,065,467	1,047,470
Residential Real Estate	1,126,601	1,096,449	1,075,225	1,070,241	1,027,502
Total Loans	$3,096,240	$3,036,410	$2,991,928	$2,951,547	$2,872,066

Percentage of Total Quarterly Average Loans

	Quarter Ended
	9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022
Commercial	4.8%	4.5%	4.5%	4.8%	4.7%
Commercial Real Estate	23.5%	23.8%	23.8%	22.8%	23.0%
Consumer	35.4%	35.6%	35.8%	36.1%	36.5%
Residential Real Estate	36.3%	36.1%	35.9%	36.3%	35.8%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022
Commercial	4.89%	4.53%	4.28%	4.18%	4.17%
Commercial Real Estate	5.19%	5.09%	4.73%	4.57%	4.60%
Consumer	4.83%	4.61%	4.26%	4.02%	4.10%
Residential Real Estate	4.26%	4.17%	4.10%	3.80%	3.78%
Total Loans	4.70%	4.57%	4.32%	4.13%	4.09%

The average yield on the loan portfolio was 4.70% for the third quarter of 2023 up 61 basis points from the third quarter of 2022. Market rates have continued to increase, which impacts new loan yields for fixed rate loans, and variable loan yields as these loans reach their repricing dates.

The table below shows the maturity of loans outstanding as of September 30, 2023. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	September 30, 2023
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial	$34,271	$76,654	$37,009	$133	$148,067
Commercial Real Estate	165,207	250,838	311,799	6,759	734,603
Consumer	10,103	575,306	521,771	458	1,107,638
Residential Real Estate	129,482	62,883	278,619	677,325	1,148,309
Total	$339,063	$965,681	$1,149,198	$684,675	$3,138,617

		After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Loans maturing with:
Fixed Interest Rates		$671,819	$907,507	$681,507	$2,260,833
Variable Interest Rates		293,862	241,691	3,168	538,721
Total		$965,681	$1,149,198	$684,675	$2,799,554

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

Consumer Loans: At September 30, 2023, consumer loans (primarily automobile loans originated through dealerships located in upstate New York and Vermont) continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
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

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022
Noninterest-Bearing Deposits	$779,037	$756,584	$798,576	$787,157	$866,659
Interest-Bearing Checking Accounts	795,627	863,892	964,735	1,082,267	996,116
Savings Deposits	1,505,916	1,504,412	1,474,251	1,548,293	1,549,451
Time Deposits over $250,000	152,738	133,897	94,415	65,897	49,459
Other Time Deposits	257,710	201,926	148,302	131,331	136,834
Total Deposits	$3,491,028	$3,460,711	$3,480,279	$3,614,945	$3,598,519

	Quarter Ended
	9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022
Non-Municipal Deposits	$2,629,532	$2,528,871	$2,567,132	$2,668,704	$2,719,291
Municipal Deposits	861,496	931,840	913,147	946,241	879,228
Total Deposits	$3,491,028	$3,460,711	$3,480,279	$3,614,945	$3,598,519

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022
Noninterest-Bearing Deposits	22.3%	21.9%	22.9%	21.8%	24.1%
Interest-Bearing Checking Accounts	22.8%	25.0%	27.7%	29.9%	27.7%
Savings Deposits	43.1%	43.4%	42.4%	42.9%	43.0%
Time Deposits over $250,000	4.4%	3.9%	2.7%	1.8%	1.4%
Other Time Deposits	7.4%	5.8%	4.3%	3.6%	3.8%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.58%	0.38%	0.16%	0.13%	0.11%
Savings Deposits	2.56%	2.27%	1.54%	1.05%	0.63%
Time Deposits over $250,000	3.81%	3.35%	2.47%	1.36%	0.71%
Other Time Deposits	3.16%	2.38%	1.30%	0.71%	0.43%
Total Deposits	1.64%	1.35%	0.82%	0.54%	0.33%

For the quarter ended September 30, 2023, the total cost of deposits increased 29 basis points from the previous quarter and 131 basis points from the comparable prior year quarter. The Federal Funds rate has continued to increase during the previous five quarters presented. Arrow is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," on page 78 for further discussion.
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
The $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of September 30, 2023 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 70 of this Report.

ASSET QUALITY
The following table presents information related to the allowance and provision for credit losses for the past five quarters:

Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022
Loan Balances:
Period-End Loans	$3,138,617	$3,069,897	$3,005,352	$2,983,207	$2,924,794
Average Loans, Year-to-Date	3,041,909	3,014,292	2,991,928	2,827,518	2,785,721
Average Loans, Quarter-to-Date	3,096,240	3,036,410	2,991,928	2,951,547	2,872,066
Period-End Assets	4,272,911	4,103,653	4,114,630	3,969,509	4,232,778

Allowance for Credit Losses, Year-to-Date:
Allowance for Credit Losses, Beginning of Period	$29,952	$29,952	$29,952	$27,281	$27,281
Provision for Credit Losses, YTD	2,856	2,502	1,554	4,798	3,389
Loans Charged-off, YTD	(3,812)	(2,608)	(1,328)	(4,143)	(2,883)
Recoveries of Loans Previously Charged-off	2,116	1,324	606	2,016	1,445
Net Charge-offs, YTD	(1,696)	(1,284)	(722)	(2,127)	(1,438)
Allowance for Credit Losses, End of Period	$31,112	$31,170	$30,784	$29,952	$29,232

Allowance for Credit Losses, Quarter-to-Date:
Allowance for Credit Losses, Beginning of Period	$31,170	$30,784	$29,952	$29,232	$28,090
Provision for Credit Losses, QTD	354	948	1,554	1,409	1,715
Loans Charged-off, QTD	(1,204)	(1,280)	(1,328)	(1,261)	(1,147)
Recoveries of Loans Previously Charged-off	792	718	606	572	574
Net Charge-offs, QTD	(412)	(562)	(722)	(689)	(573)
Allowance for Credit Losses, End of Period	$31,112	$31,170	$30,784	$29,952	$29,232

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$6,023	$5,997	$10,852	$10,757	$8,812
Loans Past Due 90 or More Days and Still Accruing Interest	251	467	241	1,157	514
Restructured and in Compliance with Modified Terms	60	67	62	69	82
Total Nonperforming Loans	6,334	6,531	11,155	11,983	9,408
Repossessed Assets	344	342	144	593	604
Other Real Estate Owned	182	182	—	—	—
Total Nonperforming Assets	$6,860	$7,055	$11,299	$12,576	$10,012

Asset Quality Ratios:
Allowance to Nonperforming Loans	491.19%	477.26%	275.97%	249.95%	310.71%
Allowance to Period-End Loans	0.99%	1.02%	1.02%	1.00%	1.00%
Provision to Average Loans (Quarter) (1)	0.05%	0.13%	0.21%	0.19%	0.24%
Provision to Average Loans (YTD) (1)	0.13%	0.17%	0.21%	0.17%	0.16%
Net Charge-offs to Average Loans (Quarter) (1)	0.05%	0.07%	0.10%	0.09%	0.08%
Net Charge-offs to Average Loans (YTD) (1)	0.07%	0.09%	0.10%	0.08%	0.07%
Nonperforming Loans to Total Loans	0.20%	0.21%	0.37%	0.40%	0.32%
Nonperforming Assets to Total Assets	0.16%	0.17%	0.27%	0.32%	0.24%
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
The September 30, 2023 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflects the economic conditions with a slight improvement in the national unemployment rate of approximately 0.33% during the six-quarter forecast period, while forecasted gross domestic product projected a deterioration of approximately 0.42%. The home price index (HPI) forecast declined approximately 1.60% from the previous quarter level. Driven by current economic forecasts, loan growth and net charge offs during the quarter, the third quarter provision for credit losses was $354 thousand. The provision is directionally consistent with both the latest economic forecasts as well as third quarter activity. In addition, Arrow recorded a credit for estimated credit losses on off-balance sheet credit exposures in other liabilities of $192 thousand in the third quarter of 2023.
See Notes 1 and 5 to the unaudited interim consolidated financial statements for additional discussion related to CECL.
The ratio of the allowance for credit losses to total loans was 0.99% at September 30, 2023, a decrease from 1.00% at December 31, 2022 and 1.00% at September 30, 2022.
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

Risk Elements
Nonperforming assets at September 30, 2023 amounted to $6.9 million, a decrease from the $12.6 million total at December 31, 2022 and $10.0 million total at September 30, 2022. For the three month periods ended September 30, 2023 and 2022, ratios of nonperforming assets to total assets have remained fairly consistent to the average ratios for the peer group. (See page 49 for a discussion of the peer group.) At June 30, 2023, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.17% as compared to the 0.30% ratio of the peer group at such date (the latest date for which peer group information is available). At September 30, 2023 the ratio was 0.16%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e., loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk:

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	9/30/2023	12/31/2022	9/30/2022
Commercial Loans	$306	$450	$156
Commercial Real Estate Loans	15,764	—	—
Residential Real Estate Loans	1,711	1,779	1,456
Consumer Loans - Primarily Indirect Automobile	16,817	18,175	13,268
Total Loans Past Due 30-89 Days and Accruing Interest	$34,598	$20,404	$14,880

At September 30, 2023, the loans in the above-referenced category totaled $34.6 million, an increase of $14.2 million, or 69.6%, from the $20.4 million of such loans at December 31, 2022. The increase is primarily due to a single commercial real estate loan that was delinquent as of September 30, 2023. The loan will be continued to be monitored in the fourth quarter. The September 30, 2023 total of non-current loans equaled 1.10% of loans then outstanding, compared to 0.68% at December 31, 2022 and 0.51% at September 30, 2022.
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
As of September 30, 2023, Arrow held one other real estate owned property. At this time, Arrow does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.

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
At September 30, 2023, Arrow and its subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow and its subsidiary banks under the current Capital Rules, as of September 30, 2023:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	13.17%	13.84%	14.94%	9.94%
Glens Falls National Bank & Trust Co.	13.44%	13.44%	14.49%	9.28%
Saratoga National Bank & Trust Co.	13.09%	13.09%	14.33%	9.97%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%(1)	8.50%(1)	10.50%(1)	4.00%

(1) Including the fully phased-in 2.50% capital conservation buffer

At September 30, 2023, Arrow and its subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $360.0 million at September 30, 2023, an increase of $6.5 million, or 1.8%, from the December 31, 2022 level of $353.5 million, and an increase of $14.5 million, or 4.2%, from the prior-year level. The increase in stockholders' equity over the first nine months of 2023 principally reflected the following factors: the addition of (i) $22.4 million of net income for the period plus (ii) the issuance of $1.3 million of common stock through employee benefit and dividend reinvestment plans reduced by (iii) other comprehensive loss of $2.9 million, (iv) cash dividends of $13.4 million and (v) repurchases of common stock of $848 thousand.

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

Stock Repurchase Program: In October 2023, the Board of Directors expanded the 2023 Repurchase Program by $5 million, bringing the total availability under the repurchase program to $9.1 million, and removed the expiration date previously incorporated into the existing repurchase program. The Company did not repurchase any shares in the third quarter however through September 30, 2023, Arrow had repurchased $848 thousand of common stock under the 2023 Repurchase Program. This repurchase arrangement does not include repurchases of Arrow's common stock other than through its 2023 Repurchase Program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to Arrow in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

Dividends: Arrow's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past seven quarters listed below represent actual sales transactions, as reported by NASDAQ. Per share amounts and share counts in the following tables have been restated for the September 26, 2023 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2022
First Quarter	$30.28	$34.86	$0.255
Second Quarter	28.75	31.83	0.255
Third Quarter	27.84	33.90	0.255
Fourth Quarter	27.67	35.44	0.262
2023
First Quarter	$23.57	$33.49	$0.262
Second Quarter	17.12	24.19	0.262
Third Quarter	16.38	21.60	0.262
Fourth Quarter (dividend payable December 15, 2023)	TBD	TBD	0.270

	Quarter Ended September 30
	2023	2022
Cash Dividends Per Share	$0.262	$0.255
Diluted Earnings Per Share	0.46	0.72
Dividend Payout Ratio	56.96%	35.42%
Total Equity (in thousands)	360,014	$345,550
Shares Issued and Outstanding (in thousands)	17,049	17,019
Book Value Per Share	$21.12	$20.30
Intangible Assets (in thousands)	23,078	23,477
Tangible Book Value Per Share	$19.76	$18.92

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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest-bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $519.2 million at September 30, 2023, a decrease of $54.3 million, from the year-end 2022 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at September 30, 2023 of $255.0 million compared to $32.8 million at December 31, 2022.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $52 million which were not drawn on during the six months ended September 30, 2023.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At September 30, 2023, Arrow had outstanding collateralized obligations with the FHLBNY of $158.3 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $449 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At September 30, 2023, there were no outstanding brokered deposits. Also, Arrow's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At September 30, 2023, the amount available under this facility was approximately $722 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and maintains a contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At September 30, 2023, Arrow's basic liquidity ratio, including FHLBNY collateralized borrowing capacity, was 16.7% of total assets, or $542 million in excess of Arrow's internally-set minimum target ratio of 4%.
Arrow did not experience any significant liquidity constraints in the nine month period ended September 30, 2023 and did not experience any such constraints in recent prior years. Arrow has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following accounting standards have been issued and become effective for Arrow at a future date:

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." On January 7, 2021, the FASB issued ASU 2021-01, which refines the scope of ASC 848 and clarifies some of its guidance. The ASU and related amendments provide temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from the LIBOR or other interbank offered rate on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022 and permit relief solely for reference rate reform actions and different elections over the effective date for legacy and new activity. In December 2022, FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848)" which deferred the sunset date of Topic 848 to December 31, 2024, to allow for a transition period after the sunset of LIBOR. Arrow does not expect ASU 2022-06 will have a material impact on the consolidated financial statements.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2023 Compared With
Three Months Ended September 30, 2022

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Net Income	$7,743	$12,163	$(4,420)	(36.3)%
Diluted Earnings Per Share	0.46	0.72	(0.26)	(36.1)%
Return on Average Assets	0.75%	1.19%	(0.44)%	(37.0)%
Return on Average Equity	8.47%	13.34%	(4.87)%	(36.5)%

Net income was $7.7 million and diluted EPS of $0.46 for the third quarter of 2023, compared to net income of $12.2 million and diluted EPS of $0.72 for the third quarter of 2022. Return on average assets for the third quarter of 2023 was 0.75%, a decrease from 1.19% in the third quarter of 2022. In addition, return on average equity decreased to 8.47% for the third quarter of 2023, from 13.34% in the third quarter of 2022.

The following narrative discusses the quarter-to-quarter changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Interest and Dividend Income	$42,117	$34,207	$7,910	23.1%
Interest Expense	16,764	3,306	13,458	407.1%
Net Interest Income	25,353	30,901	(5,548)	(18.0)%
Average Earning Assets(1)	3,973,747	3,902,119	71,628	1.8%
Average Interest-Bearing Liabilities	2,920,518	2,781,985	138,533	5.0%

Yield on Earning Assets(1)	4.20%	3.48%	0.72%	20.7%
Cost of Interest-Bearing Liabilities	2.28	0.47	1.81	385.1%
Net Interest Spread	1.92	3.01	(1.09)	(36.2)%
Net Interest Margin	2.53	3.14	(0.61)	(19.4)%

Income Earned on PPP Loans included Net Interest Income	$—	$70	$(70)	(100.0)%
Net Interest Income excluding PPP loans	25,353	30,831	(5,478)	(17.8)%
Net Interest Margin excluding PPP loans	2.53%	3.14%	(0.61)%	(19.4)%

(1) Includes Nonaccrual Loans.

Net interest income for the recently completed quarter decreased by $5.5 million, or 18.0%, from the third quarter of 2022. Interest and fees on loans were $36.7 million for the third quarter of 2023, an increase from $29.6 million for the quarter ending September 30, 2022, primarily due to loan growth and higher loan rates. Interest expense for the third quarter of 2023 was $16.8 million, an increase of $13.5 million versus the comparable quarter ending September 30, 2022, primarily due to higher deposit rates and changes in deposit composition. Net interest margin decreased 61 basis points in the third quarter of 2023 to 2.53%, from 3.14% during the third quarter of 2022. Average earning asset yields were 72 basis points higher as compared to the third quarter of 2022. The cost of interest-bearing liabilities increased 181 basis points from the quarter ended September 30, 2022. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis" on page 56 and 57 The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 66 and "Loan Trends" on page 64.
As discussed previously under the heading "Asset Quality" beginning on page 68, the provision for loan losses for the third quarter of 2023 was $354 thousand, compared to a provision of $1.7 million for the third quarter of 2022.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Income From Fiduciary Activities	$2,378	$2,341	$37	1.6%
Fees for Other Services to Customers	2,761	3,071	(310)	(10.1)%
Insurance Commissions	1,695	1,650	45	2.7%
Net Gain on Securities	71	95	(24)	(25.3)%
Net Gain on the Sale of Loans	21	18	3	16.7%
Other Operating Income	1,124	652	472	72.4%
Total Non-interest Income	$8,050	$7,827	$223	2.8%

Total non-interest income in the current quarter was $8.1 million, an increase of $0.2 million from the comparable quarter of 2022. Income from fiduciary activities for the third quarter of 2023 increased by 1.6% from the third quarter of 2022. Assets under trust administration and investment management at September 30, 2023 were $1.63 billion, an increase from $1.52 billion at September 30, 2022.
Fees for other services to customers were $2.8 million for the third quarter of 2023, a decrease of $310 thousand or 10.1% from the third quarter of 2022.
Insurance commissions were $1.7 million for the third quarter of 2023, essentially flat as compared to the third quarter of 2022.
Net gain on securities of $71 thousand for the third quarter of 2023 was the result of an increase in the fair value of equity securities from June 30, 2023. Other operating income increased from the comparable prior-year quarter as the result of bank-owned life insurance proceeds.

Non-interest Expense
Summary of Non-interest Expense
(Dollars in Thousands)

	Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Salaries and Employee Benefits	$11,988	$12,427	$(439)	(3.5)%
Occupancy Expense of Premises, Net	1,517	1,521	(4)	(0.3)%
Technology and Equipment Expense	4,371	4,049	322	8.0%
FDIC and FICO Assessments	515	295	220	74.6%
Amortization	43	48	(5)	(10.4)%
Other Operating Expense	5,045	3,108	1,937	62.3%
Total Non-interest Expense	$23,479	$21,448	$2,031	9.5%
Efficiency Ratio	69.93%	55.01%	14.9%	27.1%

Non-interest expense for the third quarter of 2023 was $23.5 million, an increase of $2.0 million, or 9.5%, from the third quarter of 2022. Salaries and benefit expenses decreased $439 thousand, or 3.5%, from the comparable quarter in 2022. Technology expenses in the third quarter increased $322 thousand, or 8.0%, from the third quarter of 2022. In the third quarter of 2023, other operating expenses increased $1.9 million, driven primarily by the legal and professional fees associated with the delay in the filing the 2022 Form 10-K and the 2023 First Quarter Form 10-Q.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Provision for Income Taxes	$1,827	$3,402	$(1,575)	(46.3)%
Effective Tax Rate	19.1%	21.9%	(2.8)%	(12.8)%

The decrease in the effective tax rate for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to the reduction of pretax income.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2023 Compared With
Nine Months Ended September 30, 2022

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Net Income	$22,352	$36,712	$(14,360)	(39.1)%
Diluted Earnings Per Share	1.31	2.15	(0.84)	(39.1)
Return on Average Assets	0.74%	1.22%	(0.48)%	(39.3)
Return on Average Equity	8.25%	13.52%	(5.27)%	(39.0)

Net income was $22.4 million and diluted EPS was $1.31 for the first nine months of 2023, compared to net income of $36.7 million and diluted EPS of $2.15 for the first nine months of 2022. ROA for the first nine months of 2023 was 0.74%, a decrease from 1.22% for the first nine months of 2022. In addition, ROE decreased to 8.25% for the first nine months of 2023 from 13.52% for the first nine months of 2022.

The following narrative discusses the period-to-period changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Interest and Dividend Income	$118,240	$93,747	$24,493	26.1%
Interest Expense	39,021	5,983	33,038	552.2%
Net Interest Income	79,219	87,764	(8,545)	(9.7)%
Average Earning Assets (1)	3,924,875	3,888,992	35,883	0.9%
Average Interest-Bearing Liabilities	2,876,360	2,815,115	61,245	2.2%

Yield on Earning Assets (1)	4.03%	3.22%	0.81%	25.2%
Cost of Interest-Bearing Liabilities	1.81	0.28	1.53	546.4%
Net Interest Spread	2.22	2.94	(0.72)	(24.5)%
Net Interest Margin	2.70	3.02	(0.32)	(10.6)%

Income Earned on PPP Loans included Net Interest Income	$—	$1,574	$(1,574)	(100.0)%
Net Interest Income excluding PPP loans	79,219	86,190	(6,971)	(8.1)%
Net Interest Margin excluding PPP loans	2.70%	2.97%	(0.27)%	(9.1)%

(1) Includes Nonaccrual Loans.
Net interest income for the first nine months of 2023 decreased $8.5 million, or 9.7%, as compared to the first nine months of 2022. Total loans at September 30, 2023 increased $213.8 million from September 30, 2022. Investments decreased $97.2 million from September 30, 2022. At September 30, 2023, deposit balances were $3.7 billion. The decline of deposits from September 30, 2022 to September 30, 2023 was $128.6 million, or 3.4%. Net interest margin for the first nine months of 2023 decreased 32 basis points to 2.70%, from 3.02% for the first nine months of 2022. Average earning asset yields were 81 basis points higher as compared to the first nine months of 2022, primarily due to higher market rates. The cost of interest-bearing liabilities increased 153 basis points from the first nine months of 2022. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 66 and "Loan Trends" on page 64.
As discussed previously under the heading "Asset Quality" beginning on page 68, the provision for loan losses for the first nine months of 2023 was $2.9 million, compared to $3.4 million for the first nine months of 2022.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Income From Fiduciary Activities	7,081	7,454	$(373)	(5.0)%
Fees for Other Services to Customers	8,073	8,916	(843)	(9.5)
Insurance Commissions	4,775	4,783	(8)	(0.2)
Net (Loss) Gain on Securities	(214)	379	(593)	(156.5)
Net Gain on the Sale of Loans	25	80	(55)	(68.8)
Other Operating Income	1,893	2,121	(228)	(10.7)
Total Non-interest Income	$21,633	$23,733	$(2,100)	(8.8)%

Total non-interest income for the first nine months of 2023 was $21.6 million, a decrease of $2.1 million from the first nine months of 2022. Income from fiduciary activities for the first nine months of 2023 decreased by 5.0% from the first nine months of 2022, primarily due to market performance. For the first nine months of 2023, Arrow has been able to maintain a stable customer base.
Fees for other services to customers were $8.1 million for the first nine months of 2023 representing a decrease of $0.8 million, or 9.5%, from the prior year comparative period.
Insurance commissions were $4.8 million for the first nine months of 2023, which was relatively unchanged from the prior year comparable period.
Net loss on security transactions of $214 thousand for the first nine months of 2023 was the result of the decrease in the fair value of equity securities.
Other operating income decreased $228 thousand from the comparable period in 2022, due to gains on other assets received in 2022.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Salaries and Employee Benefits	$35,974	$35,400	$574	1.6%
Occupancy Expense of Premises, Net	4,728	4,721	7	0.1
Technology and Equipment Expense	13,150	11,802	1,348	11.4
FDIC and FICO Assessments	1,478	893	585	65.5
Amortization	132	145	(13)	(9.0)
Other Operating Expense	14,396	7,777	6,619	85.1
Total Noninterest Expense	$69,858	$60,738	$9,120	15.0
Efficiency Ratio	68.60%	54.14%	14.46%	26.7%

Noninterest expense for the first nine months of 2023 was $69.9 million, an increase of $9.1 million, or 15.0%, from the first nine months of 2022. Salaries and benefit expenses increased $574 thousand, or 1.6%, from the comparable period in 2022. Technology expenses increased $1.3 million, or 11.4%, from the first nine months of 2022. Other non-interest expense increased $6.6 million for the first nine months of 2023, as compared to the first nine months of 2022. The majority of the increase in expense was related to additional legal and professional fees associated with the delay in the filing of the 2022 Form 10-K and First Quarter 2023 Form 10-Q.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Provision for Income Taxes	$5,786	$10,658	$(4,872)	(45.7)%
Effective Tax Rate	20.6%	22.5%	(1.9)%	(8.4)%

The decrease in the effective tax rate for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the reduction of pretax income.

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

As of September 30, 2023:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(3.4)%	0.9%
Calculated change in Net Interest Income - Year 2	13.5%	12.4%

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

Item 4.
CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the Chief Executive Officer ("CEO") (who is our principal executive officer) and Chief Financial Officer ("CFO") (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2023. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that:
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

Prior to filing this Report, we performed relevant and responsive substantive procedures as of September 30, 2023, in order to complete our financial statements and related disclosures. Based on these procedures, management believes that our consolidated financial statements included in this Report have been prepared in accordance with GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of the dates, and for the periods presented in this Report.

During the first quarter of 2023 we initiated, and will continue to implement, measures designed to improve our internal control over financial reporting to remediate the deficiencies that comprised the material weaknesses, including engaging a professional services firm to review the Company’s control program required by the Sarbanes-Oxley Act of 2002, as amended, and assist Management with its overall Company-wide processes and with selecting and developing control activities designed to mitigate risks and support achievement of control objectives As part of management’s remediation efforts in this area, management has now performed a risk assessment around the impact of the core banking system conversion over internal controls over financial reporting. As a result, the Company has identified the need for additional controls to mitigate risks and support the achievement of control objectives. These controls are being implemented as part of the ongoing, overall remediation efforts.

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

Other than the ongoing remediation efforts described above, there were no other changes in Arrow's internal control over financial reporting that occurred during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, Arrow's internal control over financial reporting.

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
The Company became aware that on June 23, 2023, Robert C. Ashe filed a putative class action complaint against the Company in the United States District Court for the Northern District of New York. In addition to the Company, the complaint names as defendants Thomas J. Murphy, the Company’s former CEO and from September 30, 2022 to February 20, 2023, its interim CFO, Edward J. Campanella, the Company’s former CFO, and Penko Ivanov, the Company’s current CFO (“Individual Defendants” and, together with the Company, the "Defendants"). The complaint alleges that the Defendants made materially false and misleading statements regarding the Company’s business, operations and compliance policies in the Company’s public filings between March 12, 2022 and May 12, 2023. The complaint further alleges that the Individual Defendants are liable for these materially false and misleading statements as "controlling persons" of the Company. Based on these allegations, the complaint brings two claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and of Section 20(a) of the Exchange Act. Mr. Ashe, on behalf of a purported class of shareholders, seeks compensatory damages as well as recovery of the costs and fees associated with the litigation. A consolidated amended complaint is due December 5, 2023, and Defendants’ deadline to answer, move, or otherwise respond to the consolidated amended complaint is February 2, 2024. The Company believes the lawsuit to be without merit and expressly denies any wrongdoing in connection with the matters claimed in the complaint and intends to vigorously defend the lawsuit.
Item 1.A.
Risk Factors
The Risk Factors identified in the 2022 Form 10-K continue to represent the most significant risks to Arrow's future results of operations and financial conditions, without further modification or amendment.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
During the three months ended September 30, 2023, Arrow had no purchases of common stock (our only class of equity securities registered pursuant to Section 12 of the Exchange Act). As of September 30, 2023 , the maximum approximate dollar value of share that may yet be purchased under the publicly-announced 2023 Repurchase Program. was $4,152,132. In October 2023, the Board of Directors expanded the 2023 Repurchase Program by $5 million, bringing the total availability under the repurchase program to $9.1 million, and removed the expiration date previously incorporated into the existing repurchase program. Subsequent to the balance sheet date, Arrow repurchased 23,779 shares of common stock at an average cost of $23.60.
Further, although Arrow had suspended the operation of the DRIP as a result of the now resolved delay in filing the 2022 Form 10-K and the First Quarter 10-Q, Arrow will be resuming the DRIP in the fourth quarter of 2023 in connection with the payment of the quarterly cash dividend of $0.27 per share declared by the Arrow Board of Directors on October 25, 2023 and payable on December 15, 2023 to shareholders of record on December 1, 2023. All shares of common stock acquired under the new DRIP will be purchased by the plan's purchasing agent (also the Plan Administrator), Equiniti Trust Company ("EQ"), on the open market for the participant’s account. Participation under the DRIP will automatically resume for Company shareholders that were previously enrolled.

Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None
Item 5.
Other Information

Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2023, none of Arrow’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
ARROW FINANCIAL CORPORATION
Registrant

November 9, 2023	/s/ David S. DeMarco
Date	David S. DeMarco
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2023	/s/ Penko Ivanov
Date	Penko Ivanov
Chief Financial Officer
(Principal Financial and Accounting Officer)