Form 10-K
period 2023-12-31
ARROW FINANCIAL CORP
filed 2024-03-11
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by a check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7562(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $333,303,608
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 29, 2024
Common Stock, par value $1.00 per share	16,553,058
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for Annual Meeting of Shareholders to be held June 5, 2024 are incorporated by reference into Part III of this Form 10-K.

Auditor Name: KPMG LLP         Auditor Location: Albany, New York         Auditor Firm ID: 185

ARROW FINANCIAL CORPORATION
FORM 10-K

NOTE ON TERMINOLOGY
In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “the Company,” “we,” “us,” and “our,” generally refer to Arrow Financial Corporation and subsidiaries as a group, except where the context indicates otherwise.  At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 177 domestic (U.S.-based) bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s most recent “Bank Holding Company Performance Report” (which is the Performance Report for the most recently available period ending September 30, 2023), and peer group data has been derived from such Report.  This peer group is not, however, identical to either of the peer groups comprising the two bank indices included in the stock performance graphs on pages 23 and 24 of this Report.

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

These forward-looking statements may not be exhaustive, are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  You should not place undue reliance on any such forward-looking statements. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to the following:
•continuing and growing security risks to its information base including the information maintained relating to customers, and any breaches in the security systems implemented to protect this information;
•significant changes to market conditions presenting challenges to the U.S. commercial banking industry and any substantial downturn in the regional markets in which Arrow operates or in the U.S. economy generally;
•continued period of high inflation could adversely impact our business and our customers;
•competition in the commercial banking industry and certain market areas;
•failing to adapt to increasing technological advances and changes on a continuing basis;
•adverse effects on Arrow based on problems encountered by other financial institutions;
•any future economic or financial downturn, including any significant correction in the equity markets, which may negatively affect the volume of income attributable to, and demand for, fee-based services of banks such as Arrow, including the Company's fiduciary business;
•potential residual effects from the implementation of our new core banking system in September 2022;
•losing key personnel unexpectedly or if employee wages increase significantly;
•pandemics or other health emergencies and their impact on economic, market and social conditions;
•continued interest rate risk;
•losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate;
•maintaining an insufficient allowance for possible credit losses;
•risks from the increasing complexity of Arrow's operations;
•the failure to timely remediate the material weaknesses that we identified in our internal control over financial reporting and resolve litigation and other claims related to or arising out of the identified material weaknesses;
•the operations of its banking subsidiaries to provide liquidity, which, if limited, could impact Arrow's ability to pay dividends to its shareholders or to repurchase its common stock;
•maintaining higher quality capital and greater liquidity than has historically been the case;
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
•non-compliance with the Patriot Act, Bank Secrecy Act, or other anti-money laundering laws and regulations;
•potential failure to comply with the CRA and fair lending laws;
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

Subsidiary Banks (dollars in thousands and data is as of December 31, 2023)
	Glens Falls National	Saratoga National
Total Assets at Year-End	$3,274,507	$1,062,118
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$1,625,139	$138,055
Date Organized	1851	1988
Employees (full-time equivalent)	480	57
Offices	26	11
Counties of Operation	Warren, Washington, Saratoga, Essex & Clinton	Saratoga, Albany, Rensselaer, & Schenectady
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The holding company’s business consists primarily of the ownership, supervision and control of Arrow's two banks, including the banks' subsidiaries.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks. There were 537 full-time equivalent employees, including 38 employees within Arrow's insurance agency subsidiary, at December 31, 2023. See the discussion of our human capital resources in Section G ("HUMAN CAPITAL") of this Item 1.
Arrow offers a broad range of commercial and consumer banking and financial products.  The deposit base consists of deposits derived principally from the communities served.  The Company targets lending activities to consumers and small- and mid-sized companies in Arrow's regional geographic area. In addition, through an indirect lending program Arrow sources consumer loans from an extensive network of automobile dealers that operate in upstate New York and Vermont. Through the banks' trust operations, the Company provides retirement planning, trust and estate administration services for individuals, and pension, profit-sharing and employee benefit plan administration for corporations.

B. LENDING ACTIVITIES
Arrow engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing. An active indirect lending program is maintained through Arrow's sponsorship of automobile dealer programs under which consumer auto loans, primarily from dealers that meet pre-established specifications are sourced.  From time to time, a portion of Arrow's residential real estate loan originations are sold into the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and other governmental agencies. Normally, the Company retains the servicing rights on mortgage loans originated and sold into the secondary markets, subject to periodic determinations on the continuing profitability of such activity.  Arrow does not engage in subprime mortgage lending as a business line and does not extend or purchase so-called "Alt A," "negative amortization," "option ARMs" or "negative equity" mortgage loans.
Arrow lends primarily to borrowers within the normal retail service area in upstate New York, with the exception of the indirect consumer lending line of business, where Arrow makes loans through an extensive network of automobile dealers that operate in a larger area of New York and Vermont. The loan portfolio does not include any foreign loans or any other significant risk concentrations.  From time to time, Arrow buys and offers participations in individual commercial loans, primarily in upstate New York. In recent periods, the total dollar amount of such participations has fluctuated, but generally represents less than 20% of commercial loans outstanding. The majority of the portfolio is collateralized, and most commercial loans are further supported by personal guarantees.
Generally, Arrow continues to implement lending strategies and policies that are intended to protect the quality of the loan portfolio, including strong underwriting and collateral control procedures and credit review systems. Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by management that the full repayment of principal and interest is unlikely. Home equity lines of credit, secured by real property, are systematically placed on nonaccrual status when 120 days past due, and residential real estate loans are placed on nonaccrual status when 150 days past due. Commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain (See Part II, Item 7.C.II.c. "Risk Elements"). Subsequent cash payments on loans classified as nonaccrual may be applied entirely to principal, although income in some cases may be recognized on a cash basis.

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

The following table presents the Capital Rules applicable to Arrow and its subsidiary banks:

Year, as of January 1	2023
Minimum CET1 Ratio	4.500%
Capital Conservation Buffer ("Buffer")	2.500%
Minimum CET1 Ratio Plus Buffer	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	10.500%
Minimum Leverage Ratio	4.000%

At December 31, 2023, Arrow and its two subsidiary banks exceeded, by a substantial amount, each of the applicable minimum capital ratios established under the revised Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, and including in the case of each risk-based ratio, the phased-in portion of the capital buffer. See Note 20, Regulatory Matters, to the Consolidated Financial Statements for a presentation of Arrow's period-end ratios for 2023 and 2022.

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
As of December 31, 2023, Arrow and its two subsidiary banks qualified as "well-capitalized" under the revised capital classification scheme.

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
In February 2018, the SEC issued the “Commission Statement and Guidance on Public Company Cybersecurity Disclosures” to assist public companies in preparing disclosures about cybersecurity risks and incidents. With the increased frequency and magnitude of cybersecurity incidents, the SEC stated that it is critical that public companies take all required actions to inform investors about material cybersecurity risks and incidents in a timely fashion. Additionally, in October 2018 the SEC issued the “Report of Investigation Pursuant to Section 21(a) of the Securities Exchange Act of 1934 Regarding Certain Cyber-Related Frauds Perpetrated Against Public Companies and Related Internal Controls Requirements” which cited business email compromises that led to the incidents and that internal accounting controls may need to be reassessed in light of these emerging risks. Certain Arrow subsidiaries are also subject to certain New York State cybersecurity regulations.
In July 2023, the SEC adopted amendments intended to enhance and standardize disclosures related to cybersecurity. The amendments were effective December 18, 2023 and require timely disclosure of material cybersecurity incidents and annual disclosures related to cybersecurity risk management, strategy, and governance. Under the new rules, a material cybersecurity incident is required to be disclosed on a Form 8-K within four business days after the learning of a material incident. The SEC has defined a cybersecurity incident to mean “an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through a registrant’s information systems that jeopardizes the confidentiality, integrity, or availability of a registrant’s information systems or any information residing therein.” Arrow has undertaken and implemented a number of procedures and control steps to comply with these expanded cybersecurity reporting requirements as outlined below under Item 1C. Cybersecurity.

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

G. HUMAN CAPITAL
Arrow believes that its employees are among its most important assets. Accordingly, Arrow has prioritized investment in the well-being, performance, engagement and development of its employees. This includes, but is not limited to, providing access to well-being resources and assistance, offering competitive compensation and benefits to attract and retain top-level talent, empowering team members to take an active role in the formation and execution of the business strategy, and fostering a diverse and inclusive work environment that reflects the many values of the communities that Arrow serves. One example is through the creation of Arrow University, we are investing in our people by bringing employee learning and development to the forefront. We offer opportunities to employees at all levels for personal and professional growth, technical training, and career exploration and enhancement. At December 31, 2023, Arrow had 537 full-time equivalent employees.

H. ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)
We believe that meeting the evolving needs of our customers and being good stewards of our communities is critical. We are committed to operating in a manner that provides and maintains safe and healthy working conditions. We operate in compliance with applicable laws and regulations and are firmly committed to responsibly conducting business.
Arrow remains committed to strengthening financial lives within our communities through the power of care, capability, commitment and collaboration. Through our partnership, we aim to deliver meaningful engagement that translates into long‐term value for our team, our customers and our investors. We are dedicated to providing professional development and holistic support to our team and are working on many ways to demonstrate the value of differences, particularly around diversity, equity, inclusion and belonging (“DEIB”).

Employees
•Annual engagement with a diversity and inclusion consultant to assess diversity within our employee base and support for setting and tracking goals to encourage the advancement of minorities, women, veterans and persons with disabilities
•Learning and professional development through the Employee Experience Department
•Wellness and mental health services to our employees through outside Employee Assistance Program (EAP) contracted services
•Ongoing outreach to measure employee engagement
•Incorporated inclusion and belonging into our human resources policies, practices and learning and development programs
•Encouraged and facilitated employee giving including through payroll deduction, dress-down days, and a fundraising campaign that totaled more than $103,000 out of their own pockets, a true reflection of our culture of giving.

Arrow is proud of our many contributions to our customers and communities, including our commitment to complying with environmental regulations, meeting the financial needs of the low- to moderate-income population and giving back in dollars and volunteer hours.

Customers
•Included energy-saving features into the renovation of our branches, such as interior and exterior LED lighting and energy-efficient plumbing in 60 percent of our branch network
•Incorporated the above environmentally friendly attributes into our Glens Falls, New York, headquarters renovation, which includes approximately 76,000 square feet of office space; motion-activated lighting; significant improvements to exterior wall and roof insulation; new HVAC systems with higher efficiency, which meet modern fresh-air and ventilation requirements; energy-efficient windows and entry doors; low-VOC materials; a separate tie-in to the city stormwater and sewer system to bypass the municipal treatment of rainwater collected off the building; and green plantings on a portion of the roof
•Installed solar panels at 20 South Street, part of our corporate headquarters, to support the main campus with approximately 3,000 square feet of green energy
•Reduced emissions via remote work and video conferencing for large segments of employees
•Provided and encouraged digital banking options and paperless statements
•Installed electric vehicle charging stations at our SNB Main Office
•Lending program to facilitate first-time home ownership
•Bank On-certified checking product for the unbanked or underbanked population with no overdraft fees
•Partnership with numerous organizations to meet the financial needs of the low- to moderate-income population
•Educated and empowered our customers to prevent, detect and report fraud on their accounts with us
•Introduced easy-to-use fraud prevention digital services for businesses to monitor and approve activity on their accounts

Communities
•Maintained our philanthropic support of environmental sustainability in our community, including organizations that impact soil and water conservation, land conservation, sustainable farming, mountain and lake protection and stewardship, and parks and recreation
•Donated nearly $3 million in giving in the last five years and more than 31,000 hours served in the last four years
•More than $781,000, including more than $103,000 from employee donations directly and nearly 11,200 hours donated to our communities in 2023, a 19 percent increase over 2022, in support of arts and culture, child care, economic and workforce development, emergency assistance, food security, financial literacy, mental and physical health, safe and affordable housing, transportation and more
•Prioritization of donations to organizations that make it their mission to provide affordable homeownership, environmental or sustainable activities and programming, economic empowerment, health and human services and social progress
•CRA rating of “Satisfactory” for meeting the credit needs of our communities and a CRA rating of “Outstanding” for community development

Arrow believes that strong corporate governance is the foundation to delivering on our commitments to stakeholders. Arrow adheres to a comprehensive governance program, including:

Shareholders and Corporate Governance
•Longstanding dedication to diversity on Arrow’s Board of Directors, exceeding NASDAQ requirements
•Both Glens Falls National Bank and Saratoga National Bank have maintained their Bauer Financial 5-Star "Exceptional Performance" ratings for the 16th and 14th consecutive years, respectively
•Developed ESG Investment Models for our socially conscious clients
•Strong cybersecurity protections and training
•Strong dedication to information security and data privacy

I. EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of the executive officers of Arrow and positions held by each are presented in the following table:

Name	Age	Positions Held and Years from Which Held
David S. DeMarco	62
President and Chief Executive Officer of Arrow, GFNB and SNB since May 13, 2023. Mr. DeMarco joined the Company in 1987 as a commercial lender and since that time has served in positions of increasing responsibility within the organization. In 2012, he was named President and CEO of SNB. In May 2023, he was named President and CEO of Arrow Financial Corporation and GFNB. He holds a bachelor’s degree in finance from the University of Texas at Austin. Mr. DeMarco is a graduate of the Adirondack Regional Chamber of Commerce’s Leadership Program and the Stonier Graduate School of Banking. He serves as a Director of the Company and its subsidiary banks and sits on the boards of various non-profits dedicated to healthcare and economic development.

Penko Ivanov	55
Chief Financial Officer, Treasurer and Chief Accounting Officer effective February 21, 2023 and Senior Executive Vice President of Arrow, GFNB and SNB since February 1, 2024. Mr. Ivanov joined the Company in 2023 with more than 30 years of experience in Financial Planning & Analysis, Controllership, Financial Reporting, Treasury and compliance with Sarbanes-Oxley Act of 2002. Mr. Ivanov previously served as CFO for Bankwell Financial Group, helping it almost double in size over six-plus years to $3.3 billion in total consolidated assets. He has held CFO positions at Darien Rowayton Bank and for Doral Bank’s U.S. Operations. He began his career with Ernst & Young and held accounting/ finance positions at PepsiCo, GE Capital and Bridgewater Associates. Mr. Ivanov holds an MBA and bachelor’s degree in accounting and finance from the University of South Florida. He is also Six Sigma Black Belt certified.

Michael Jacobs	53
Chief Information Officer of Arrow, GFNB and SNB since February 1, 2024. Mr. Jacobs joined GFNB in 2003 as Information Systems Manager. He was later promoted to Senior Vice President and then Executive Vice President. As Chief Information Officer, Mr. Jacobs guides the Company’s strategic technology plans. He has more than 30 years of experience in the community banking industry, having previously served as Operations Manager at Cohoes Savings Bank and Item Processing Manager at Hudson River Bank and Trust. Mr. Jacobs earned a bachelor’s degree in finance from Siena College and an associate degree in business administration from Hudson Valley Community College.

David D. Kaiser	63
Senior Executive Vice President and Chief Credit Officer of Arrow, GFNB and SNB since February 2022. Mr. Kaiser joined the Company in 2001 as Vice President and Commercial Loan Officer. He served as Corporate Banking Manager and was later promoted to Senior Vice President, before being named Chief Credit Officer in 2011, followed by promotions to Executive Vice President and Senior Executive Vice President. Prior to joining the Company, he spent 15 years in the Capital Region as a Commercial Loan Officer. Mr. Kaiser has a bachelor’s degree in business administration from Siena College. Mr. Kaiser actively serves on boards of numerous community organizations.

Brooke Pancoe	38
Chief Human Resources Officer of Arrow, GFNB and SNB since February 1, 2024. Ms. Pancoe joined the Company in 2018 as Director of Human Resources. In her current role as Chief Human Resources Officer, she has executive oversight of the Company’s human resource strategies, which includes organizational design and succession planning, talent acquisition and retention, performance management, professional development and compensation and benefits. Prior to joining the Company, Ms. Pancoe held various human resource management roles within the power generation and engineering services industry. Ms. Pancoe holds a bachelor’s degree in psychology from Clark University in Worcester, MA, and an MBA from the University at Albany. In addition, she maintains a certified professional human resources designation.

Andrew J. Wise	57
Senior Executive Vice President and Chief Risk Officer of Arrow, GFNB and SNB since February 1, 2024. Mr. Wise joined the Company in 2016 as Senior Vice President of Administration for GFNB. He has more than 30 years of experience building and leading both community banks and bank-owned insurance agencies. Mr. Wise previously served as Vice President and Chief Information Security Officer for The Adirondack Trust Company and acted as Executive Vice President and COO for Wise Insurance Brokers, Inc. He has extensive experience in designing, implementing and managing workflows and delivering operational efficiency. He holds a bachelor’s degree from Boston University’s School of Management.

Marc Yrsha	45
Chief Banking Officer of Arrow, GFNB and SNB since February 1, 2024. Mr. Yrsha and oversees the strategic direction of the Retail Banking unit, which includes retail deposits and lending, business development, consumer payments, business services, municipal banking, as well as small business and retail lending. Mr. Yrsha oversees the Wealth Management and Marketing divisions of the Company. Mr. Yrsha joined the Company in 2015. Prior to joining our Company, Mr. Yrsha spent time in retail leadership and retail and commercial lending at large regional and community banks within the Arrow footprint.Mr. Yrsha is active in the community serving in leadership roles on a variety of boards.He is a graduate of Castleton University in Vermont and the Adirondack Regional Chamber of Commerce’s Leadership Adirondack Program.

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

MACROECONOMIC AND INDUSTRY RISKS

Market conditions could present significant challenges to the U.S. commercial banking industry and its core business of making and servicing loans. Any substantial downturn in the regional markets in which Arrow operates or in the U.S. economy generally could adversely affect Arrow's ability to maintain and/or grow earnings. Arrow's business is highly dependent on the business environment in the markets in which the Company operates as well as the United States as a whole. Arrow's business is dependent upon the financial stability of the Company's borrowers, including their ability to pay interest on and repay the principal amount of outstanding loans, the value of the collateral securing those loans, and the overall demand for loans and other products and services, all of which impact Arrow's stability and future growth. Although Arrow's market area has experienced a stabilizing of economic conditions in recent years and even periods of modest growth, if unpredictable or unfavorable economic conditions unique to the market area should occur in upcoming periods, these conditions will likely have an adverse effect on the quality of the loan portfolio and financial performance. Arrow is less able than larger regional competitors to spread the risk of unfavorable local economic conditions over a larger market area. Further, if the overall U.S. economy deteriorates, then Arrow's business, results of operations, financial condition and prospects could be adversely affected. In particular, financial performance may be adversely affected by short-term and long-term interest rates, the prevailing yield curve, inflation, monetary supply, fluctuations in the debt and equity capital markets, and the strength of the domestic economy and the local economies in the markets in which Arrow operates, all of which are beyond Arrow's control.

A continued period of high inflation could adversely impact our business and our customers. The Federal Reserve Board has raised certain benchmark interest rates in an effort to combat the pronounced increase in inflation. Should rates continue to rise, the value of our investment securities, particularly those with longer maturities, would likely decrease (although this effect may be mitigated for floating rate instruments). Further, inflation increases the cost of operational expenses which increases our noninterest expenses. Additionally, our customers may be affected by inflation, which could have a negative impact on their ability to repay loans. Finally, the high inflationary environment may discourage our customers from pursuing new loans.

Arrow operates in a highly competitive industry and market areas that could negatively affect growth and profitability. Competition for commercial banking and other financial services is fierce in Arrow's market areas. In one or more aspects of business, Arrow's subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Additionally, due to their size and other factors, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services, than Arrow can. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. In addition, many of Arrow's competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Failure by Arrow to offer competitive services in Arrow's market areas could significantly weaken Arrow's market position, adversely affecting growth, which, in turn, could have a material adverse effect on Arrow's financial condition and results of operations.

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

Potential continuing complications with the implementation of our core banking system in September 2022 could adversely impact our business and operations. Arrow relies extensively on information systems and technology to manage the Company's business and summarize operating results. During September 2022, Arrow completed the implementation of a new core banking system which replaced the prior system. The new core system will enable future enhancements to our digital experience, improve efficiency for our teams and customers, and empower data-driven decisions. This upgrade constitutes a major investment in Arrow’s technology needs and is a key initiative within its strategic plan. The new core system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We are now using the new core system. In connection with the conversion, we have encountered, and are continuing to experience, operational and other issues, certain of which have required substantial time and resources to address, and which have had a negative impact on our operations and business and have contributed to the material weaknesses in the Company’s internal controls described in Part II, Item 9A, Controls and Procedures. We are continuing to resolve these issues expeditiously, but there can be no assurance that such issues will not have a further negative impact on our operations or business.

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

Pandemic or other health emergencies may adversely affect Arrow’s business activities, financial condition and results of operations. The business of Arrow and its subsidiary banks depends on the willingness and ability of its customers to conduct financial transactions. Pandemics or other health emergencies could disrupt the business, activities, and operations of Arrow’s customers, as well as Arrow's business and operations.
Arrow has taken steps to mitigate the risk of harm to its employees and customers and to its operations from health emergencies, such as the COVID-19 pandemic, or other events through its business continuity plan. There are a number of uncertainties related to the potential effects of a pandemic that may not be able to be addressed by this effort. If the spread of a pandemic or a health emergency has an adverse effect on (i) customer deposits, (ii) the ability of borrowers to satisfy their obligations, (iii) the demand for loans or other financial products and services, (iv) the ability of Arrow’s personnel and third party service providers to perform effectively, (v) financial markets, real estate markets, or economic growth, or (vi) other aspects of operations, then Arrow’s liquidity, financial condition and/or results of operations may be materially and adversely affected.

FINANCIAL RISKS

Arrow is subject to interest rate risk, which could adversely affect profitability. Profitability, like that of most financial institutions, depends to a large extent on Arrow's net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in monetary policy, including changes in interest rates, could influence not only the interest received on loans and securities and the amount of interest paid on deposits and borrowings, but also (i) Arrow's ability to originate loans and obtain deposits, (ii) the fair value of financial assets and liabilities, and (iii) the average duration of mortgage-backed securities portfolio. If the interest rates Arrow pays on deposits and other borrowings increase at a faster rate than the interest rates received on loans, securities and other interest-earning investments, net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Changes in interest rates, whether they are increases or decreases, can also trigger repricing and changes in the pace of payments for both assets and liabilities.
Beginning and continuing throughout early 2023, the Federal Reserve raised benchmark interest rates, partially in response to increasing inflation. In 2024, rates may stabilize and/or decrease. Continued higher interest rates could have a negative impact on results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to the allowance for credit losses which may materially and adversely affect Arrow's business, results of operations, financial condition and prospects.

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

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in a material misstatement of our financial statements. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and as further discussed in Part II, Item 9A, Controls and Procedures of this Annual Report on Form 10-K, we have identified material weaknesses in the system of internal controls we maintain to provide management with information on a timely basis and allow for the monitoring of compliance with operational standards. These material weaknesses did not result in a material misstatement of our annual or interim financial statements. The Company has improved its organizational capabilities and implemented necessary remediation measures, however the remediation steps taken were not in place for a sufficient amount of time for the material weaknesses to be considered fully remediated as of December 31, 2023. Accordingly, the Company will continue to assess its remediation measures in 2024 in order to confirm effective remediation of the identified material weaknesses. As part of the ongoing remediation process, the Company could conclude that additional remediation measures are required. Additionally, it is possible that inadequate remediation could result in a material misstatement to the annual or interim financial statements which would not be prevented or detected in a timely manner. These or other material weaknesses discovered in the future may adversely affect our reputation, our business and the market price of shares of our common stock. For additional discussion, see Part II, Item 9A, Controls and Procedures.

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

Item 1B. Unresolved Staff Comments - None

Item 1C.     Cybersecurity

Cybersecurity Risk Management & Strategy
Arrow’s cybersecurity risk management and data security program is an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. Arrow employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent cybersecurity threats. Our security framework involves processes for detection, identification, protection and response to a cybersecurity incident. Additionally, we are well prepared for recovery in the case of a cybersecurity incident with proper vendor support as well as backups both online and offline.
Arrow has implemented and regularly reviews and updates its internal controls and procedures as well as corporate governance policies and procedures intended to protect its business operations, including the security and privacy of the confidential information of its customers. Arrow also regularly assesses and tests its security systems and disaster preparedness, including the adequacy and functionality of its back-up systems. In addition, Arrow engages a variety of vendors to meet data processing and communication needs. Arrow communicates and works directly with all of our critical information technology ("IT") vendors to resolve issues and install releases. We perform business continuity plan testing on a periodic basis.
Arrow has not experienced, nor does it believe it is reasonably likely to experience, a material effect on the Company’s business strategy, results of operations or financial condition as a result of a significant compromise, significant data loss or any material financial losses related to cybersecurity incidents or other security problems.
Cybersecurity and the continued enhancement of Arrow's controls and processes to protect its systems, data and networks from cybersecurity incidents remain a priority to Arrow.

Governance
Arrow’s senior management regularly considers the impact of cybersecurity risks when developing its business strategy and financial planning. Arrow has various policies and procedures in place to mitigate cybersecurity risks and maintains a layered, defensive program to manage and maintain cybersecurity controls.
Arrow’s Board of Directors, Chief Information Officer, Director of IT and our enterprise risk management group all have a role in the cybersecurity risk management program.

Item 2. Properties
Arrow's main office is at 250 Glen Street, Glens Falls, New York. The building is owned by Glens Falls National and serves as the main office for Arrow and Glens Falls National. Arrow recently completed a multi-year renovation project to enhance and improve the downtown Glens Falls Main Campus. The renovations provide added energy efficiency, productivity, and more collaborative work space. This project provides for a renovated and more functional Main Office branch and lending space for customers. Arrow's investment in its downtown campus dates back to 2012 with the construction of our 20 South Street Building and has continued with phased improvements to other adjacent properties. The main office of the other banking subsidiary, Saratoga National, is in Saratoga Springs, New York. Arrow owns 26 branch banking offices, leases 11 branch banking offices, leases two residential loan origination offices and a business development office, all at market rates. Arrow's insurance agency is co-located in seven bank-owned branches, as well as two leased insurance offices. Arrow also leases office space in buildings and parking lots near the main office in Glens Falls as well as a back-up site for business continuity purposes.
In the opinion of management, the physical properties of the holding company and the various subsidiaries are suitable and adequate.  For more information on Arrow's properties, see Notes 2, Summary of Significant Accounting Policies, 6, Premises and Equipment, and 18, Leases, to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

Item 3. Legal Proceedings
Except as noted below, Arrow, including its subsidiary banks, is not currently the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of their business. On an ongoing basis, Arrow is often the subject of, or a party to, various legal claims by other parties against Arrow, by Arrow against other parties, or involving Arrow, which arise in the normal course of business. The various pending legal claims against Arrow will not, in the opinion of management based upon consultation with counsel, result in any material liability. Legal expenses incurred in connection with loss contingencies are expensed as incurred.
On June 23, 2023, Robert C. Ashe filed a putative class action complaint (the "Ashe Lawsuit") against the Company in the United States District Court for the Northern District of New York. In addition to the Company, the complaint names as defendants Thomas J. Murphy, the Company’s former CEO and from September 30, 2022 to February 20, 2023, its interim CFO, Edward J. Campanella, the Company’s former CFO, and Penko Ivanov, the Company’s current CFO (“Individual Defendants” and, together with the Company, the "Defendants"). The complaint alleges that the Defendants made materially false and misleading statements regarding the Company’s business, operations and compliance policies in the Company’s public filings between March 12, 2022 and May 12, 2023. The complaint further alleges that the Individual Defendants are liable for these materially false and misleading statements as "controlling persons" of the Company. Based on these allegations, the complaint brings two claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and of Section 20(a) of the Exchange Act. Mr. Ashe, on behalf of a purported class of shareholders, seeks compensatory damages as well as recovery of the costs and fees associated with the litigation. ~~.~~ On December 5, 2023, plaintiff Ashe filed an amended complaint that changed the putative class period to the period from August 5, 2022 through May 12, 2023, but challenged substantially the same statements on the same basis. On February 9, 2024, the Company moved to dismiss the action in its entirety. That motion is scheduled to be fully briefed on May 6, 2024. All discovery in the action is stayed pending a decision on that motion. The Company continues to believe the lawsuit to be without merit and expressly denies any wrongdoing in connection with the matters claimed in the complaint and intends to vigorously defend the lawsuit.
On December 12, 2023 the Company become aware that Stephen Bull filed a complaint (Shareholder Derivative Complaint or Derivative Case) on behalf of Arrow against the three individual defendants in the Ashe Lawsuit as well as against all members of Arrow’s board of directors during the class period in Ashe. The Company is named solely as a nominal defendant in the action and would be the beneficiary of any recovery. The Shareholder Derivative Complaint alleges breaches of fiduciary duty (i) by the Ashe individual defendants based on substantially the same allegedly misleading statements pleaded in the Ashe complaint; and (ii) the director defendants by failing adequately to oversee the individual defendants and maintain internal and disclosure controls. Plaintiffs seek (i) unspecified damages (which would be payable to the Company) for costs incurred as a result of the alleged misstatements, including costs of investigation, remediation, and litigation, (ii) repayment of the director defendants’ compensation on an unjust enrichment theory, and (iii) an order directing the Company to take all necessary actions to reform and improve its corporate governance, and (iv) the recovery of costs and fees associated with the litigation. The Shareholder Derivative Complaint also asserts various federal securities claims based on the same alleged misrepresentations as set forth in the Ashe Lawsuit. On March 5, 2024, the parties filed a stipulation under which the defendants accepted service and the case will be stayed pending disposition of the motion to dismiss the Ashe action.
The Company intends to vigorously defend itself against the class action and derivative claims

Item 4. Mine Safety Disclosures - None

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Arrow's common stock is traded on the Global Select Market of the National Association of Securities Dealers, Inc. ("NASDAQ®") Stock Market under the symbol AROW.
Based on information received from Arrow's transfer agent and various brokers, custodians and agents, Arrow estimates there were approximately 12,000 beneficial owners of Arrow’s common stock at December 31, 2023. Arrow has no other class of stock outstanding.

Equity Compensation Plan Information
The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2023. These equity compensation plans were (i) the 2022 Long-Term Incentive Plan ("LTIP") and its predecessors; (ii) the Amended and Restated 2011 Employee Stock Purchase Plan ("ESPP") and its predecessors; and (iii) the 2023 Directors' Stock Plan ("DSP") and its predecessors. The LTIP, the DSP and the ESPP have been approved by Arrow's shareholders. In October 2023, the Board of Directors approved the adoption of a new qualified ESPP that is intended to satisfy the requirements of Section 423 of the Internal Revenue Code, which was effective January 1, 2024 (the "2023 ESPP"). The 2023 ESPP will be presented for approval at the upcoming Annual Meeting to be held June 5, 2024.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Restricted Stock Units, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)(2)	305,308	$28.96	740,062
Equity Compensation Plans Not Approved by Security Holders (pending approval at next Annual Meeting) (2)	—		300,000
Total	305,308		1,040,062

(1)The total of 305,308 shares listed in column (a) includes shares which are issuable pursuant to outstanding stock options granted under the LTIP or its predecessor plans.
(2)The total of 1,040,062 shares listed in column (c) includes (i) 414,561 shares of common stock available for future award grants under the LTIP, (ii) 250,501 shares of common stock available for future issuance under the ESPP, (iii) 300,000 shares of common stock available for future issuance under the 2023 ESPP which is pending shareholder approval at the next Annual Meeting and (iii) 75,000 shares of common stock available for future issuance under the DSP.

STOCK PERFORMANCE GRAPHS
The following two graphs provide a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the ABA NASDAQ Community Bank TRBanks Index and the Zacks $1B-$5B Bank Assets Index.
The first graph presents comparative stock performance for the five-year period from December 31, 2018 to December 31, 2023 and the second graph presents comparative stock performance for the fifteen-year period from December 31, 2008 to December 31, 2023.
The historical information in the graphs and accompanying tables may not be indicative of future performance of Arrow stock on the various stock indices.

Comparison of 5 Year Cumulative Total Return for 5 Year Period Ended December 31, 2023
(Assumes Initial Investment of $100 at December 31, 2018)

2018
2019
2020
2021
2022
2023
Arrow Financial Corporation
Russell 2000 Index
ABA NASDAQ Community BankTR
Zacks $1B - $5B Bank Assets Index

	TOTAL RETURN PERFORMANCE Period Ending
Index	2018	2019	2020	2021	2022	2023
Arrow Financial Corporation	100.00	125.39	105.80	132.22	135.28	120.71
Russell 2000 Index	100.00	125.52	150.58	172.90	137.56	160.85
ABA NASDAQ Community Bank TR	100.00	123.30	109.05	147.76	137.43	134.58
Zacks $1B - $5B Bank Assets Index	100.00	117.34	95.01	130.61	127.10	126.09

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024.

Comparison of 15 Year Cumulative Total Return for 15 Year Period ended December 31, 2023
(Assumes Initial Investment of $100 at December 31, 2008)

2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
Arrow Financial Corporation
Russell 2000 Index
NASDAQ Banks Index
Zacks $1B - $5B Bank Assets Index

	TOTAL RETURN PERFORMANCE Period Ending
Index	2008	2009	2010	2011	2012	2013	2014	2015
Arrow Financial Corporation	100.00	106.74	126.21	115.69	130.80	147.59	161.74	169.10
Russell 2000 Index	100.00	127.17	161.32	154.57	179.84	249.66	261.87	250.32
ABA NASDAQ Community Bank TR	100.00	80.80	90.06	84.18	99.10	140.40	146.94	160.97
Zacks $1B - $5B Bank Assets Index	100.00	83.14	91.29	86.56	101.88	128.00	140.15	152.44

	TOTAL RETURN PERFORMANCE (Cont'd.) Period Ending
Index	2016	2017	2018	2019	2020	2021	2022	2023
Arrow Financial Corporation	267.96	238.23	238.10	298.56	251.91	314.82	322.12	287.41
Russell 2000 Index	303.66	348.15	309.82	388.90	466.53	535.66	426.19	498.34
ABA NASDAQ Community Bank TR	223.37	229.11	194.97	240.40	212.62	288.09	267.94	262.39
Zacks $1B - $5B Bank Assets Index	212.71	234.10	214.34	251.50	203.63	279.96	272.42	270.26

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024.

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

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about repurchases by Arrow during the three months ended December 31, 2023 of Arrow's common stock (the only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Fourth Quarter 2023 Calendar Month	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	—	$—	—	$9,152,132
November	99,223	24.23	99,223	6,748,038
December	14,347	24.92	14,347	6,390,538
Total	113,570	24.32	113,570

1 The total number of shares purchased and the average price paid per share listed in columns (a) and (b) consist solely of shares repurchased by Arrow pursuant to its publicly-announced stock repurchase program. Arrow resumed its DRIP effective with the cash dividend which was paid in December 2023. All shares under the DRIP are being sourced from the open market through an independent Plan Adminstrator, no shares will be sourced from Arrow treasury.
2 Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs.  Arrow's only publicly announced stock repurchase program in effect for 2023 was the 2023 Repurchase Program approved by the Board of Directors and announced in October 2022, under which the Board authorized management, in its discretion, in 2023 to repurchase from time to time, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock subject to certain exceptions. In October 2023, the Board of Directors expanded the 2023 Repurchase Program by $5 million, bringing the total availability under the repurchase program to $9.1 million, and removed the expiration date previously incorporated into the existing repurchase program.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information
Dollars in thousands, except per share amounts
Share and per share amounts have been restated for the September 2023 3% stock dividend

Quarter Ended	12/31/2023	9/30/2023	6/30/2023	3/31/2023	12/31/2022
Net Income	$7,723	$7,743	$6,047	$8,562	$12,087
Transactions Recorded in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	90	52	(133)	(76)	35
Share and Per Share Data: [1]
Period End Shares Outstanding	16,942	17,049	17,050	17,050	17,048
Basic Average Shares Outstanding	17,002	17,050	17,050	17,048	17,031
Diluted Average Shares Outstanding	17,004	17,050	17,050	17,060	17,087
Basic Earnings Per Share	$0.46	$0.46	$0.35	$0.50	$0.70
Diluted Earnings Per Share	0.46	0.46	0.35	$0.50	$0.71
Cash Dividend Per Share	0.270	0.262	0.262	0.262	0.262
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$136,026	$131,814	$130,057	$40,436	$143,499
Investment Securities	713,144	745,693	787,175	813,461	845,859
Loans	3,170,262	3,096,240	3,036,410	2,991,928	2,951,547
Deposits	3,593,949	3,491,028	3,460,711	3,480,279	3,614,945
Other Borrowed Funds	149,507	208,527	220,616	100,596	63,304
Shareholders’ Equity	363,753	362,701	365,070	359,556	351,402
Total Assets	4,159,313	4,109,995	4,087,653	3,978,851	4,074,028
Return on Average Assets, annualized	0.74%	0.75%	0.59%	0.87%	1.18%
Return on Average Equity, annualized	8.42%	8.47%	6.64%	9.66%	13.65%
Return on Average Tangible Equity, annualized [2]	8.99%	9.05%	7.10%	10.33%	14.62%
Average Earning Assets	$4,019,432	$3,973,747	$3,953,642	$3,845,825	$3,940,905
Average Paying Liabilities	2,985,717	2,920,518	2,924,743	2,782,299	2,891,092
Interest Income	44,324	42,117	40,013	36,110	35,904
Tax-Equivalent Adjustment [3]	184	183	196	202	279
Interest Income, Tax-Equivalent [3]	44,508	42,300	40,209	36,312	36,183
Interest Expense	18,711	16,764	14,241	8,016	5,325
Net Interest Income	25,613	25,353	25,772	28,094	30,579
Net Interest Income, Tax-Equivalent [3]	25,797	25,536	25,968	28,296	30,858
Net Interest Margin, annualized	2.53%	2.53%	2.61%	2.96%	3.08%
Net Interest Margin, Tax-Equivalent, annualized [3]	2.55%	2.55%	2.63%	2.98%	3.11%
Efficiency Ratio Calculation: [4]
Noninterest Expense	$23,190	$23,479	$24,083	$22,296	$20,792
Less: Intangible Asset Amortization	43	43	44	45	47
Net Noninterest Expense	23,147	23,436	24,039	22,251	20,745
Net Interest Income, Tax-Equivalent	25,797	25,536	25,968	28,296	30,858
Noninterest Income	7,484	8,050	6,906	6,677	7,165
Less: Net Changes in Fair Value of Equity Investments	158	71	(181)	(104)	48
Net Gross Income	$33,123	$33,515	$33,055	$35,077	$37,975
Efficiency Ratio	69.88%	69.93%	72.72%	63.43%	54.63%
Period-End Capital Information: [5]
Total Stockholders’ Equity (i.e. Book Value)	$379,772	$360,014	$361,443	$363,371	$353,538
Book Value per Share [1]	22.42	21.12	21.20	21.31	20.74
Goodwill and Other Intangible Assets, net	22,983	23,078	23,175	23,273	23,373
Tangible Book Value per Share [1,2]	21.06	19.76	19.84	19.95	19.37
Capital Ratios: [5]
Tier 1 Leverage Ratio	9.84%	9.94%	9.92%	10.13%	9.80%
Common Equity Tier 1 Capital Ratio	13.00%	13.17%	13.27%	13.34%	13.32%
Tier 1 Risk-Based Capital Ratio	13.66%	13.84%	13.96%	14.03%	14.01%
Total Risk-Based Capital Ratio	14.74%	14.94%	15.08%	15.15%	15.11%
Assets Under Trust Administration & Investment Mgmt	$1,763,194	$1,627,522	$1,711,460	$1,672,117	$1,606,132

Selected Twelve-Month Information
Dollars in thousands, except per share amounts
Share and per share amounts have been restated for the September 2023 3% stock dividend

	2023	2022	2021
Net Income	$30,075	$48,799	$49,857
Transactions Recorded in Net Income (Net of Tax):
Net Gain (Loss) on Securities	(67)	315	83

Period End Shares Outstanding[1]	16,942	17,048	17,018
Basic Average Shares Outstanding[1]	17,037	17,008	16,994
Diluted Average Shares Outstanding[1]	17,037	17,059	17,052
Basic Earnings Per Share[1]	$1.77	$2.86	$2.93
Diluted Earnings Per Share[1]	1.77	2.86	2.92
Cash Dividends Per Share[1]	1.06	0.99	0.96
Average Assets	4,084,519	4,047,480	3,882,642
Average Equity	362,781	360,095	353,757
Return on Average Assets	0.74%	1.21%	1.28%
Return on Average Equity	8.29%	13.55%	14.09%
Average Earning Assets	$3,948,708	$3,902,077	$3,716,856
Average Interest-Bearing Liabilities	2,903,925	2,834,266	2,727,441
Interest Income	162,564	129,651	115,550
Interest Income, Tax-Equivalent*	163,328	130,737	116,655
Interest Expense	57,732	11,308	5,195
Net Interest Income	104,832	118,343	110,355
Net Interest Income, Tax-Equivalent*	105,596	119,429	111,460
Net Interest Margin	2.65%	3.03%	2.97%
Net Interest Margin, Tax-Equivalent*	2.67%	3.06%	3.00%
Efficiency Ratio Calculation*[4]
Noninterest Expense	$93,048	$81,530	$78,048
Less: Intangible Asset Amortization	176	193	210
Net Noninterest Expense	92,872	81,337	77,838
Net Interest Income, Tax-Equivalent	105,596	119,429	111,460
Noninterest Income	29,117	30,898	32,369
Less: Net (Loss) Gain on Securities	(92)	427	111
Net Gross Income, Adjusted	$134,805	$149,900	$143,718
Efficiency Ratio*	68.89%	54.26%	54.16%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.84%	9.80%	9.20%
Total Stockholders’ Equity (i.e. Book Value)	$379,772	$353,538	$371,186
Book Value per Share	22.42	20.74	21.81
Intangible Assets	22,983	23,373	23,791
Tangible Book Value per Share [2]	21.06	19.37	20.41
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans	0.07%	0.08%	0.03%
Provision for Credit Losses as a Percentage of Average Loans	0.11%	0.17%	0.01%
Allowance for Credit Losses as a Percentage of Period-End Loans	0.97%	1.00%	1.02%
Allowance for Credit Losses as a Percentage of Nonperforming Loans	147.82%	249.95%	233.89%
Nonperforming Loans as a Percentage of Period-End Loans	0.66%	0.40%	0.44%
Nonperforming Assets as a Percentage of Total Assets	0.51%	0.32%	0.29%

*See "Use of Non-GAAP Financial Measures" on page 5.

Arrow Financial Corporation
Reconciliation of Non-GAAP Financial Information
(Dollars In Thousands, Except Per Share Amounts)

Footnotes:

1.	Share and per share data have been restated for the September 26, 2023, 3% stock dividend.

2.	Non-GAAP Financial Measure Reconciliation: Tangible Book Value, Tangible Equity, and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity. These are non-GAAP financial measures which Arrow believes provides investors with information that is useful in understanding its financial performance.
		12/31/2023	9/30/2023	6/30/2023	3/31/2023	12/31/2022
	Total Stockholders' Equity (GAAP)	$379,772	$360,014	$361,443	$363,371	$353,538
	Less: Goodwill and Other Intangible assets, net	22,983	23,078	23,175	23,273	23,373
	Tangible Equity (Non-GAAP)	$356,789	$336,936	$338,268	$340,098	$330,165

	Period End Shares Outstanding	16,942	17,049	17,050	17,050	17,048
	Tangible Book Value per Share (Non-GAAP)	$21.06	$19.76	$19.84	$19.95	$19.37
	Net Income	7,723	7,743	6,047	8,562	12,087
	Return on Average Tangible Equity (Net Income/Average Tangible Equity - Annualized)	8.99%	9.05%	7.10%	10.33%	14.62%

3.	Non-GAAP Financial Measure Reconciliation: Net Interest Margin is the ratio of annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding its financial performance.

		12/31/2023	9/30/2023	6/30/2023	3/31/2023	12/31/2022
	Interest Income (GAAP)	$44,324	$42,117	$40,013	$36,110	$35,904
	Add: Tax Equivalent Adjustment (Non-GAAP)	184	183	196	202	279
	Interest Income - Tax Equivalent (Non-GAAP)	$44,508	$42,300	$40,209	$36,312	$36,183

	Net Interest Income (GAAP)	$25,613	$25,353	$25,772	$28,094	$30,579
	Add: Tax-Equivalent adjustment (Non-GAAP)	184	183	196	202	279
	Net Interest Income - Tax Equivalent (Non-GAAP)	$25,797	$25,536	$25,968	$28,296	$30,858
	Average Earning Assets	$4,019,432	$3,973,747	$3,953,642	$3,845,825	$3,940,905
	Net Interest Margin (Non-GAAP)	2.55%	2.55%	2.63%	2.98%	3.11%

4.	Non-GAAP Financial Measure Reconciliation: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes the efficiency ratio provides investors with information that is useful in understanding its financial performance. Arrow defines efficiency ratio as the ratio of noninterest expense to net gross income (which equals tax-equivalent net interest income plus noninterest income, as adjusted).

5.
For the current quarter, all of the regulatory capital ratios as well as the Total Risk-Weighted Assets are calculated in accordance with bank regulatory capital rules. The December 31, 2023 CET1 ratio listed in the tables (i.e., 13.00%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		12/31/2023	9/30/2023	6/30/2023	3/31/2023	12/31/2022
	Total Risk Weighted Assets	$3,032,188	$2,988,438	$2,937,837	$2,909,610	$2,883,902
	Common Equity Tier 1 Capital	394,166	393,541	389,966	388,228	384,003
	Common Equity Tier 1 Ratio	13.00%	13.17%	13.27%	13.34%	13.32%

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

A. OVERVIEW
The following discussion and analysis focuses on and reviews Arrow's results of operations for each of the years in the three-year period ended December 31, 2023 and the financial condition as of December 31, 2023 and 2022.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of 2023 Financial Results: For the year ended December 31, 2023, net income was $30.1 million, down 38.4% from $48.8 million for 2022. The decrease from the prior year was primarily the result of a decrease in net interest income of $13.5 million and an increase of non-interest expense of $11.5 million, partially offset by a $1.4 million decrease in the provision for credit loss and a $6.7 million decrease in the provision for income taxes.
Diluted EPS was $1.77 for 2023, down 38.1% from $2.86 in 2022. Return on average equity (ROE) and return on average assets (ROA) were 8.29% and 0.74%, respectively, as compared to 13.55% and 1.21%, respectively, for 2022.
Net interest income for the year ended December 31, 2023 was $104.8 million, a decrease of $13.5 million, or 11.4%, from the prior year. Interest and fees on loans were $142.0 million, an increase of 25.7% from the $113.0 million for the year ended December 31, 2022. Interest expense for the year ended December 31, 2023 was $57.7 million. This is an increase of $46.4 million, or 410.5%, from the $11.3 million in expense for the prior-year period.
Net interest margin was 2.65% for the year ended December 31, 2023, as compared to 3.03% for the year ended December 31, 2022. In the fourth quarter of 2023, the net interest margin was 2.53%, as compared to 3.08% for the fourth quarter of 2022. The decrease in net interest margin compared to the fourth quarter of 2022 and the full year 2022 was primarily the result of the cost of interest-bearing liabilities increasing at a faster pace than the yield on average earning assets. In addition, deposits have continued to migrate to higher cost products, such as money market savings and time deposits.
For 2023, the provision for credit losses related to the loan portfolio was $3.4 million, compared to $4.8 million in 2022. The key drivers for the provision for credit losses in 2023 were loan growth and charge-offs, offset by changes to the economic forecast factors embedded in the credit loss allowance model as well as qualitative factors relating to local and Arrow-specific conditions.
Noninterest income was $29.1 million for the year ended December 31, 2023, a decrease of 5.8%, as compared to $30.9 million for the year ended December 31, 2022. Income from fiduciary activities, which includes Wealth Management services, was fairly consistent to the prior year. Fees and other services to customers declined compared to the prior year, primarily due to lower interchange fees.
Noninterest expense for the year ended December 31, 2023 increased by $11.5 million, or 14.1%, to $93.0 million, as compared to $81.5 million in 2022. The largest component of noninterest expense is salaries and benefits paid to our employees, which totaled $47.7 million in 2023. Salaries and benefits increased $0.7 million, or 1.4%, from the prior year. The overall increase from the prior year was primarily related to $4.8 million of additional legal and professional fees incurred in 2023 associated with the delay in the filing of the Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"), and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "Q1 2023 Form 10-Q"), as well as an increase in costs related to technology and Federal Deposit Insurance Corporation insurance.
The provision for income taxes for 2023 was $7.4 million, compared to $14.1 million for 2022. The effective income tax rates for 2023 and 2022 were 19.8% and 22.4%, respectively. The reduction in the effective tax rate was the result of substantially similar permanent favorable tax benefits in each year while pre-tax income decreased in 2023.
Total assets were $4.17 billion at December 31, 2023, an increase of $200.4 million, or 5.0%, compared to December 31, 2022. Total cash and cash equivalents were $142.5 million at December 31, 2023, an increase of $77.9 million, or 120.4%, compared to December 31, 2022.
Total investments were $636.1 million at December 31, 2023, a decrease of $121.0 million, or 16.0%, compared to December 31, 2022. The net change was primarily driven by paydowns and maturities of approximately $119 million, a net decrease from the repositioning of our investment portfolio of approximately $25 million, partially offset by an improvement in the mark-to-market adjustments of $23 million. The proceeds from the decrease in investments were primarily used to fund loan growth and for general corporate purposes. There were no credit quality issues related to the investment portfolio.
In the fourth quarter of 2023 as part of the investment portfolio repositioning, Arrow sold all 27,771 of its previously held Visa Class B shares for a pre-tax gain of $9.3 million while recognizing a pre-tax loss of $9.2 million from the sale of approximately $100 million of lower-yielding securities. The proceeds of the sale were reinvested in higher-yielding available for sale securities and federal funds, resulting in an annual interest income run-rate improvement of over $3 million in pre-tax earnings. This transaction was part of Arrow's strategy to improve profitability and its asset-liability management position.
At December 31, 2023, total loan balances reached $3.2 billion, up $230 million, or 7.7%, from the prior-year level. Loan growth for the fourth quarter was $74.3 million. The consumer loan portfolio grew by $46.5 million, or 4.4%, over the balance at December 31, 2022. The residential real estate loan portfolio increased $128.8 million, or 12.0%, from the prior year primarily as a result of the continued strength of the housing market within Arrow's service area. Commercial loans, including commercial real estate, increased $54.4 million, or 6.4%, over the balances at December 31, 2022.
The allowance for credit losses was $31.3 million at December 31, 2023, an increase of $1.3 million from December 31, 2022. The allowance for credit losses represents 0.97% of loans outstanding, a decrease from 1.00% at year-end 2022. Asset quality remained solid at December 31, 2023. Net loan losses, expressed as an annualized percentage of average loans outstanding, were 0.07% for the year ended December 31, 2023, as compared to 0.08% for the prior year. Nonperforming assets of $21.5 million at December 31, 2023, represented 0.51% of period-end assets, compared to $12.6 million or 0.32% at December 31, 2022. The increase was primarily due to one large loan relationship of approximately $15 million, which is well collateralized.

At December 31, 2023, total deposit balances were $3.7 billion, an increase of $189.2 million, or 5.4%, from the prior-year level. Arrow obtained $175 million of brokered CDs with corresponding three-year swaps as part of a funding hedge to strategically manage its asset-liability profile and cost of funds. Non-municipal deposits, excluding brokered CDs, increased by $45.3 million and municipal deposits decreased by $31.1 million as compared to December 31, 2022. Noninterest-bearing deposits decreased by $78.4 million, or 9.4%, during 2023, and represented 20.6% of total deposits at year-end, as compared to the prior-year level of 23.9%. At December 31, 2023, total time deposits, excluding brokered CDs, increased $278.6 million from the prior-year level. The change in composition of deposits was primarily the result of pressure from competitive rate pricing and the migration from low to higher costing products.
Total borrowings were $26.5 million at December 31, 2023, a decrease of $28.3 million, or 51.6%, compared to December 31, 2022. In addition to timing, the majority of the decrease was a $20 million payoff of a Federal Home Loan Bank term advance.
Total shareholders’ equity was $379.8 million at December 31, 2023, an increase of $26.2 million, or 7.4%, from the year-end 2022 balance. Arrow's regulatory capital ratios remained strong in 2023. At December 31, 2023, Arrow's Common Equity Tier 1 Capital Ratio was 13.00% and Total Risk-Based Capital Ratio was 14.74%. The capital ratios of Arrow and both of its subsidiary banks, Glens Falls National Bank and Trust Company and Saratoga National Bank and Trust Company, continued to significantly exceed the “well capitalized” regulatory standards.
In 2022, Arrow upgraded its core banking system. The system upgrade reflects the strategic focus on a strong technology foundation and this investment paves the way for customer-facing enhancements and more efficient and improved internal operations as Arrow continues to work toward fully leveraging the capabilities of the new bank core system. In connection with the material weaknesses which are being remediated, we have expended a significant amount of time and resources negatively impacting our operations and business. Please refer to Part II, Item 9A, Controls and Procedures for additional information.
The changes in net income, net interest income and net interest margin between the current and prior year are discussed in detail under the heading "Results of Operations," beginning on page 33.
Regulatory Capital and Stockholders' Equity: As of December 31, 2023, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, both subsidiary banks, as well as the holding company, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.
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
Total stockholders' equity was $379.8 million at December 31, 2023, an increase of $26.2 million, or 7.4%, from December 31, 2022. The components of the change in stockholders' equity since year-end 2022 are presented in the Consolidated Statement of Changes in Stockholders' Equity on page 60. Total book value per share increased by 8.1% over the prior year level. The net increase in total stockholders' equity during 2023 principally reflected the following factors: (i) $30.1 million of net income for the year, (ii) other comprehensive income of $16.2 million, (iii) $1.0 million of equity related to various stock-based compensation plans and (iv) $0.5 million of equity resulting from the dividend reinvestment plan, reduced by (v) cash dividends of $18.0 million and (vi) repurchases of common stock of $3.6 million. As of December 31, 2023, Arrow's closing stock price was $27.94, resulting in a trading multiple of 1.33 to Arrow's tangible book value. The Board of Directors declared and Arrow paid a cash dividend of $0.262 per share for the first three quarters of 2023, as adjusted for a 3% stock dividend distributed September 26, 2023, a cash dividend of $0.27 per share for the fourth quarter of 2023, and a $0.27 per share cash dividend for the first quarter of 2024.
Loan quality: Nonperforming loans were $21.2 million at December 31, 2023, an increase of $9.2 million, or 76.5%, from year-end 2022. The increase was primarily due to one large loan relationship of approximately $15 million, which is well collateralized. The ratio of nonperforming loans to period-end loans at December 31, 2023 was 0.66%, an increase from 0.40% at December 31, 2022. Loans charged-off (net of recoveries) against the allowance for credit losses was $2.1 million for 2023, a decrease of $59 thousand from 2022. The ratio of net charge-offs to average loans was 0.07% for 2023 and 0.08% for 2022. At December 31, 2023, the allowance for credit losses was $31.3 million, representing 0.97% of total loans, a decrease of 3 basis points from the December 31, 2022 ratio.

Loan Segments: As of December 31, 2023, total loans grew $229.7 million, or 7.7%, as compared to the balance at December 31, 2022.
◦    Commercial and Commercial Real Estate Loans: Combined, these loans comprised 28.1% of the total loan portfolio at period-end. Commercial loans are extended to business primarily located in Arrow's regional market area. There are no commercial real estate loans in major metropolitan areas. In addition, only approximately 2% of the loan portfolio is comprised of office related property. Retail loans were approximately 3% of the loan portfolio and hotels and motels were approximately 4% of the portfolio. Overall, Arrow has minimal exposure to highly sensitive areas where large commercial and retail vacancies exist. Commercial property values in Arrow's region have largely remained stable.

Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
◦    Consumer Loans: These loans (primarily automobile loans) comprised approximately 34.6% of the total loan portfolio at period-end. Consumer automobile loans at December 31, 2023, were $1.1 billion, or 99.6% of this portfolio segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. Although previous supply chain constraints have lessened, inflation and higher rates may limit the potential growth in this category.
◦    Residential Real Estate Loans: These loans, including home equity loans, made up 37.3% of the total loan portfolio at period-end. Demand for residential real estate has continued to remain strong. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. Arrow has historically sold a portion of the residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. In recent periods, sales have decreased as a result of the strategic decision to grow the residential loan portfolio. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and access to credit markets: Arrow did not experience any liquidity issues in recent years or in 2023. Arrow’s liquidity position should provide the Company with the necessary flexibility to address any unexpected near-term disruptions.  Interest-bearing cash balances at December 31, 2023 were $105.8 million which represents a significant increase as compared to $32.8 million at December 31, 2022. Deposit balances are Arrow's primary funding source. Additionally, contingent lines of credit are also available. Arrow has collateralized lines of credit established and available through the FHLBNY and FRB, totaling $1.4 billion. The terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 47). Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window as well as the Bank Term Funding Program). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Visa Class B Common Stock: In the fourth quarter of 2023, Arrow's subsidiary bank, Glens Falls National, sold all 27,771 Visa Class B common stock shares it previously held for a pre-tax gain of $9.3 million. The gain was used to offset a pre-tax loss of $9.2 million related to the sale of approximately $110 million of securities. The sale of securities was driven by the strategic decision to reposition the investment portfolio to higher yielding investments producing an improved interest income run-rate.

B. RESULTS OF OPERATIONS
The following analysis of net interest income, the provision for credit losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on the results of operations for December 31, 2023 and the prior two years. For a comparison of the years ended December 31, 2021 and 2022, see Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2022.

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

CHANGE IN NET INTEREST INCOME
(Dollars In Thousands) (GAAP Basis)

	Years Ended December 31,			Change From Prior Year
				2022 to 2023		2021 to 2022
	2023	2022	2021	Amount	%	Amount	%
Interest and Dividend Income	$162,564	$129,651	$115,550	$32,913	25.4%	$14,101	12.2%
Interest Expense	57,732	11,308	5,195	46,424	410.5%	6,113	117.7%
Net Interest Income	$104,832	$118,343	$110,355	$(13,511)	(11.4)%	$7,988	7.2%

Net interest income was $104.8 million in 2023, a decrease of $13.5 million, or 11.4%, from the $118.3 million in 2022.  This is in comparison with the increase of $8.0 million, or 7.2%, from 2021 to 2022.  Factors contributing to the year-to-year changes in net interest income over the three-year period are discussed in the following portions of this Section B.I.

The following tables reflect the components of net interest income for the years ended December 31, 2023, 2022 and 2021: (i) average balances of assets, liabilities and stockholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets. The yield on securities available-for-sale is based on the amortized cost of the securities. Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP basis)
(Dollars in Thousands)

Years Ended December 31:	2023			2022			2021
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$109,906	$5,831	5.31%	$252,835	3,100	1.23%	418,488	565	0.14%
Investment Securities:
Fully Taxable	622,575	11,764	1.89%	648,540	10,357	1.60%	470,133	6,487	1.38%
Exempt from Federal Taxes	141,966	2,953	2.08%	173,184	3,212	1.85%	185,072	3,513	1.90%
Loans	3,074,261	142,016	4.62%	2,827,518	112,982	4.00%	2,643,163	104,985	3.97%
Total Earning Assets	3,948,708	162,564	4.12%	3,902,077	129,651	3.32%	3,716,856	115,550	3.11%
Allowance for Credit Losses	(30,799)			(27,954)			(27,187)
Cash and Due From Banks	30,640			30,462			36,464
Other Assets	135,970			142,895			156,509
Total Assets	$4,084,519			$4,047,480			$3,882,642

Deposits:
Interest-Bearing Checking Accounts	$855,931	3,663	0.43%	$1,038,751	973	0.09%	926,875	731	0.08%
Savings Deposits	1,498,749	34,343	2.29%	1,549,278	7,879	0.51%	1,496,906	1,904	0.13%
Time Deposits of $250,000 Or More	137,974	4,966	3.60%	55,690	369	0.66%	87,033	261	0.30%
Other Time Deposits	241,218	7,127	2.95%	132,541	604	0.46%	141,677	632	0.45%
Total Interest-Bearing Deposits	2,733,872	50,099	1.83%	2,776,260	9,825	0.35%	2,652,491	3,528	0.13%
Short-Term Borrowings	144,971	6,756	4.66%	32,874	605	1.84%	49,768	786	1.58%
FHLBNY Term Advances and Other Long-Term Debt	20,000	686	3.43%	20,000	685	3.43%	20,000	686	3.43%
Finance Leases	5,082	191	3.76%	5,132	193	3.76%	5,182	195	3.76%
Total Interest- Bearing Liabilities	2,903,925	57,732	1.99%	2,834,266	11,308	0.40%	2,727,441	5,195	0.19%
Demand Deposits	772,889			815,218			767,671
Other Liabilities	44,924			37,901			33,773
Total Liabilities	3,721,738			3,687,385			3,528,885
Stockholders’ Equity	362,781			360,095			353,757
Total Liabilities and Stockholders’ Equity	$4,084,519			$4,047,480			$3,882,642
Net Interest Income		$104,832			$118,343			$110,355
Net Interest Spread			2.13%			2.92%			2.92%
Net Interest Margin			2.65%			3.03%			2.97%

Changes between periods are attributed to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities.  Changes attributable to both volume and rate have been allocated proportionately between the categories.

Net Interest Income Rate and Volume Analysis
(Dollars in Thousands) (GAAP basis)

	2023 Compared to 2022 Change in Net Interest Income Due to:			2022 Compared to 2021 Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Interest-Bearing Bank Balances	$(1,752)	$4,483	$2,731	$(224)	$2,759	$2,535
Investment Securities:
Fully Taxable	(398)	1,805	1,407	2,443	1,427	3,870
Exempt from Federal Taxes	(586)	327	(259)	(214)	(87)	(301)
Loans	9,974	19,060	29,034	7,149	848	7,997
Total Interest and Dividend Income	7,238	25,675	32,913	9,154	4,947	14,101
Interest Expense:
Deposits:
Interest-Bearing Checking Accounts	(220)	2,910	2,690	138	104	242
Savings Deposits	(214)	26,678	26,464	88	5,887	5,975
Time Deposits of $250,000 or More	541	4,056	4,597	(92)	200	108
Other Time Deposits	517	6,006	6,523	(41)	13	(28)
Total Deposits	624	39,650	40,274	93	6,204	6,297
Other Liabilities	2,062	4,088	6,150	(269)	85	(184)
Total Interest Expense	2,686	43,738	46,424	(176)	6,289	6,113
Net Interest Income	$4,552	$(18,063)	$(13,511)	$9,330	$(1,342)	$7,988

NET INTEREST MARGIN

YIELD ANALYSIS (GAAP Basis)	December 31,
	2023	2022	2021
Yield on Earning Assets	4.12%	3.32%	3.11%
Cost of Interest-Bearing Liabilities	1.99%	0.40%	0.19%
Net Interest Spread	2.13%	2.92%	2.92%
Net Interest Margin	2.65%	3.03%	2.97%
Net Interest Margin excluding PPP Loans	2.65%	3.00%	2.84%

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
2023 Compared to 2022: Net interest income decreased $13.5 million, or 11.4%, to $104.8 million for the year ended December 31, 2023 from $118.3 million for the year ended December 31, 2022. Interest and fees on loans were $142.0 million for the year ended December 31, 2023 , an increase of 25.7% from the $113.0 million for the year ended December 31, 2022. The net interest margin was 2.65% for the year ended December 31, 2023 as compared to 3.03% for the year ended December 31, 2022.
Income on investment securities increased $1.1 million, or 8.5%, between the years ended December 31, 2023 and December 31, 2022. The average balances for fully taxable securities were lower for the year, with yield increasing by 29 basis points. The average balances for securities exempt from federal taxes were also lower for the year, with yield increasing by 23 basis points.
Interest income from loans increased $29.0 million, or 25.7%, to $142.0 million for the year ended December 31, 2023 from $113.0 million for the year ended December 31, 2022. The loan portfolio yield increased 62 basis points in 2023, to 4.62%. Average loan balances increased by $246.7 million, a 8.7% increase over 2022 average balances. Within the loan portfolio, the three principal segments are residential real estate loans, consumer loans (primarily through the indirect automobile lending program) and commercial loans. The consumer loan portfolio grew by $46.5 million, or 4.4%, over the balance at December 31, 2022. The residential real estate loan portfolio increased $128.8 million, or 12.0% from the prior year. Commercial loans, including commercial real estate, increased $54.4 million, or 6.4%, over the balances at December 31, 2022.
Total interest expense on interest-bearing liabilities increased $46.4 million to $57.7 million for the year ended December 31, 2023 from $11.3 million for the year ended December 31, 2022.

II. PROVISION FOR CREDIT LOSSES AND ALLOWANCE FOR CREDIT LOSSES
Arrow considers the accounting policy relating to the allowance for credit losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on the results of operations.  The provision for credit losses for 2023 was $3.4 million, compared to the $4.8 million provision for 2022. The analysis of the method employed for determining the amount of the credit loss provision is explained in detail in Notes 2, Summary of Significant Accounting Policies, and 5, Loans, to the Consolidated Financial Statements.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR CREDIT LOSSES
(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2023	2022
Period-End Loans	$3,212,908	$2,983,207
Average Loans	3,074,261	2,827,518
Period-End Assets	4,169,868	3,969,509
Nonperforming Assets, at Period-End:
Nonaccrual Loans:
Commercial Loans	30	8
Commercial Real Estate	15,308	3,110
Consumer Loans	1,877	3,503
Residential Real Estate Loans	3,430	4,136
Total Nonaccrual Loans	20,645	10,757
Loans Past Due 90 or More Days and
Still Accruing Interest	452	1,157
Restructured	54	69
Total Nonperforming Loans	21,151	11,983
Repossessed Assets	312	593
Other Real Estate Owned	—	—
Total Nonperforming Assets	21,463	12,576
Allowance for Credit Losses:
Balance at Beginning of Period	$29,952	$27,281
Loans Charged-off:
Commercial Loans	—	(34)
Commercial Real Estate	—	—
Consumer Loans	(5,123)	(4,079)
Residential Real Estate Loans	(54)	(30)
Total Loans Charged-off	(5,177)	(4,143)
Recoveries of Loans Previously Charged-off:
Commercial Loans	—	43
Commercial Real Estate	—	—
Consumer Loans	3,109	1,973
Residential Real Estate Loans	—	—
Total Recoveries of Loans Previously Charged-off	3,109	2,016
Net Loans Charged-off	(2,068)	(2,127)
Provision for Credit Losses
Charged to Expense	3,381	4,798
Balance at End of Period	$31,265	$29,952
Asset Quality Ratios:
Net Charge-offs to Average Loans	0.07%	0.08%
Provision for Credit Losses to Average Loans	0.11%	0.17%
Allowance for Credit Losses to Period-end Loans	0.97%	1.00%
Allowance for Credit Losses to Nonperforming Loans	147.82%	249.95%
Nonperforming Loans to Period-end Loans	0.66%	0.40%
Nonperforming Assets to Period-end Assets	0.51%	0.32%

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES
(Dollars in Thousands)

	2023	2022
Commercial Loans	$1,958	$1,961
Commercial Real Estate	15,521	15,213
Consumer Loans	2,566	2,585
Residential Real Estate Loans	11,220	10,193
Total	$31,265	$29,952

Arrow adopted CECL on January 1, 2021. The CECL approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to reflect the net, lifetime amount expected to be collected on the loans. Loan losses are charged off against the allowance when Arrow believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.
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

Historical credit loss experience for both Arrow and segment-specific peers provides the basis for the estimation of expected credit losses. Arrow utilizes regression analyses of peer data, of which Arrow is included, where observed credit losses and selected economic factors are utilized to determine suitable loss drivers for modeling lifetime probability of default (PD) rates. Arrow uses the discounted cash flow (DCF) method to estimate expected credit losses for the commercial, commercial real estate, and residential segments. For each of these loan segments, Arrow generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, PD, and segment-specific loss given default (LGD) risk factors. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions.
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
The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (NPV). An allowance for credit loss is established for the difference between the instrument’s NPV and amortized cost basis. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: Management has a reasonable expectation at the reporting date that a debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by Arrow.
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

Arrow's allowance for credit losses was $31.3 million at December 31, 2023, which represented 0.97% of loans outstanding, a decrease from 1.00% at year-end 2022.
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

ANALYSIS OF NONINTEREST INCOME
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2022 to 2023		2021 to 2022
	2023	2022	2021	Amount	%	Amount	%
Income from Fiduciary Activities	$9,444	$9,711	$10,142	$(267)	(2.7)%	$(431)	(4.2)%
Fees for Other Services to Customers	10,798	11,626	11,462	(828)	(7.1)%	164	1.4%
Insurance Commissions	6,498	6,463	6,487	35	0.5%	(24)	(0.4)%
Net Gain (Loss) on Securities	(92)	427	111	(519)	(121.5)%	316	(284.7)%
Net Gain on Sales of Loans	32	83	2,393	(51)	(61.4)%	(2,310)	(96.5)%
Other Operating Income	2,437	2,588	1,774	(151)	(5.8)%	814	45.9%
Total Noninterest Income	$29,117	$30,898	$32,369	$(1,781)	(5.8)%	$(1,471)	(4.5)%

2023 Compared to 2022:  Total noninterest income in 2023 was $29.1 million, a decrease of $1.8 million, or 5.8%, from total noninterest income of $30.9 million for 2022. Income from fiduciary activities decreased $267 thousand from 2022 to 2023. Assets under trust administration and investment management at December 31, 2023 were $1.76 billion, an increase of $157.1 million, or 9.8%, from the prior year-end balance of $1.61 billion. Fees for other services to customers were $10.8 million for 2023, a decrease of $828 thousand as compared to 2022. Insurance commissions were flat to the previous year. Net loss on securities in 2023, was $92 thousand as compared to a gain of $427 thousand in 2022.
Net gains on the sales of loans in 2023 were $32 thousand. Sales decreased from previously highs in 2021 as a result of the strategic decision to retain more newly originated residential real estate loans. The rate at which mortgage loan originations may be sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions. Therefore, Arrow is unable to predict what the retention rate of such loans in future periods may be. Servicing rights are generally retained for loans originated and sold, which also generates additional noninterest income in subsequent periods (fees for other services to customers).
Other operating income decreased by $151 thousand, or 5.8% between the two years primarily due to a reduction in non-marketable securities partially offset by bank-owned life insurance proceeds.

IV. NONINTEREST EXPENSE
Noninterest expense is the measure of the delivery cost of services, products and business activities of a company.  The key components of noninterest expense are presented in the following table.

ANALYSIS OF NONINTEREST EXPENSE
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2022 to 2023		2021 to 2022
	2023	2022	2021	Amount	%	Amount	%
Salaries and Employee Benefits	$47,667	$47,003	$44,798	$664	1.4%	$2,205	4.9%
Occupancy Expenses, Net	6,554	6,202	5,814	352	5.7%	388	6.7%
Technology and Equipment Expense	17,608	16,118	14,870	1,490	9.2%	1,248	8.4%
FDIC Regular Assessment	2,050	1,176	1,042	874	74.3%	134	12.9%
Amortization of Intangible Assets	176	193	210	(17)	(8.8)%	(17)	(8.1)%
Other Operating Expense	18,993	10,838	11,314	8,155	75.2%	(476)	(4.2)%
Total Noninterest Expense	$93,048	$81,530	$78,048	$11,518	14.1%	$3,482	4.5%
Efficiency Ratio	68.89%	54.26%	54.16%	14.63%	27.0%	0.10%	0.2%

2023 compared to 2022:  Noninterest expenses for 2023 were $93.0 million, an increase of $11.5 million, or 14.1%, from 2022.  For 2023, the efficiency ratio was 68.89%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better), as defined by Arrow, is the ratio of operating noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) plus operating noninterest income (excluding net securities gains or losses). See the discussion of the efficiency ratio in this Report under the heading “Use of Non-GAAP Financial Measures.”
Salaries and employee benefits expense increased $0.7 million or 1.4%, from 2022. Included within salaries and benefits was a $606 thousand reclassification between salaries and employee benefits and other operating expenses. Under Accounting Standards Update ("ASU") 2017-07 (Compensation-Retirement Benefits), interest cost, expected return on plan assets, amortization of prior service cost and amortization of net loss are required to be reclassified out of salaries and employee benefits. The reclassification was $1.5 million in 2022. Salaries and benefits were also impacted by increased benefit costs and incentive payments.
Technology expenses increased $1.5 million, or 9.2%, from 2022 due to the investment in upgrading the core banking system. The expense reflects the strategic focus on a strong technology foundation and paves the way for customer-facing enhancements and more efficient and improved internal operations.
Other operating expense increased $8.2 million, or 75.2%, from 2022. The overall increase from the prior year was primarily related to $4.8 million of additional legal and professional fees incurred in 2023 associated with the delay in the filing of the 2022 Form 10-K, and the 2023 Q1 Form 10-Q for the quarter ended March 31, 2023.

V. INCOME TAXES
The following table sets forth the provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2022 to 2023		2021 to 2022
	2023	2022	2021	Amount	%	Amount	%
Provision for Income Taxes	$7,445	$14,114	$14,547	$(6,669)	(47.3)%	$(433)	(3.0)%
Effective Tax Rate	19.8%	22.4%	22.6%	(2.6)%	(11.6)%	(0.2)%	(0.9)%

The provisions for federal and state income taxes amounted to $7.4 million for 2023, $14.1 million for 2022, and $14.5 million for 2021. The effective income tax rates for 2023, 2022 and 2021 were 19.8%, 22.4% and 22.6%, respectively. The effective tax rate declined by 2.6% between 2023 and 2022 The reduction in the 2023 effective tax rate compared to the 2022 effective tax rate was the result of substantially similar permanent favorable tax benefits in each year while pre-tax income decreased in 2023.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO
During 2023 and 2022, Arrow held no trading securities.
The available-for-sale securities portfolio, held-to-maturity securities portfolio and the equity securities portfolio are further detailed below.
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2022 to December 31, 2023 (in thousands):

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized (Losses) Gains For Period Ended
	12/31/2023	12/31/2022	Change	12/31/2023	12/31/2022	Change
Securities Available-for-Sale:
U.S. Treasury Securities	$74,004	$—	$74,004	$243	$—	$243
U.S. Agency Securities	152,925	175,199	(22,274)	(7,075)	(14,801)	$7,726
State and Municipal Obligations	280	340	(60)	—	—	—
Mortgage-Backed Securities	269,760	397,156	(127,396)	(35,401)	(50,599)	15,198
Corporate and Other Debt Securities	800	800	—	(200)	(200)	—
Total	$497,769	$573,495	$(75,726)	$(42,433)	$(65,600)	$23,167

Securities Held-to-Maturity:
State and Municipal Obligations	$120,293	$160,470	$(40,177)	$(2,157)	$(3,130)	$973
Mortgage-Backed Securities	8,544	11,153	(2,609)	(401)	(611)	210
Total	$128,837	$171,623	$(42,786)	$(2,558)	$(3,741)	$1,183

Equity Securities	$1,925	$2,174	$(249)	$—	$—	$—

The 2023 decrease in the fair value and the related net unrealized (losses) gains on securities available-for-sale is primarily due to the balance sheet repositioning that Arrow executed in November 2023.

The table below presents the weighted average yield for available-for-sale and held-to-maturity securities as of December 31, 2023 (in thousands).

	December 31, 2023
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-for-Sale:
U.S. Treasury Securities	$48,844	5.3%	$24,917	4.7%	$—	—%	$—	$—	$73,761	5.1%
U.S. Agency Securities	$15,000	3.5%	$145,000	1.8%	$—	—%	$—	—%	160,000	2.0%
State and Municipal Obligations	—	—%	—	—%	280	6.8%		—%	280	6.8%
Mortgage-Backed Securities	2,546	2.3%	148,164	1.6%	154,451	1.7%	—	—%	305,161	1.7%
Corporate and Other Debt Securities	—	—%		—%	1,000	8.4%	—	—%	1,000	8.4%
Total	$66,390	4.8%	$318,081	2.0%	$155,731	1.7%	$—	—%	$540,202	2.2%

Securities Held-to-Maturity:
State and Municipal Obligations	$47,565	2.9%	$72,609	2.5%	$2,247	3.7%	$29	6.7%	$122,450	2.7%
Mortgage-Backed Securities	—	—%	8,945	2.5%	—	—%	—	—%	8,945	2.5%
Total	$47,565	2.9%	$81,554	2.5%	$2,247	3.7%	$29	6.7%	$131,395	2.7%
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
The yields on obligations of states and municipalities exempt from federal taxation were computed on a tax-equivalent basis. The yields on other debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2023.
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at December 31, 2023, gross unrealized losses, $42.4 million, were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. In 2023, the rising interest rate environment resulted in an increase in unrealized losses versus the comparable prior period. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell any securities before recovery of its amortized cost basis, which may be at maturity. Arrow carried no allowance for credit loss at December 31, 2023 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the year ended December 31, 2023.
At December 31, 2023 and 2022, the weighted average maturity was 3.4 and 4.2 years, respectively, for debt securities in the available-for-sale portfolio.
For further information regarding the portfolio of securities available-for-sale, see Note 4, Investment Securities, to the Consolidated Financial Statements.

Securities Held-to-Maturity:
The following table sets forth the carrying value of the portfolio of securities held-to-maturity at December 31 of each of the last two years.

SECURITIES HELD-TO-MATURITY
(Dollars In Thousands)

	December 31,
	2023	2022
State and Municipal Obligations	$122,450	$163,600
Mortgage Backed Securities - Residential	8,945	11,764
Total	$131,395	$175,364

Arrow's held-to-maturity debt securities are comprised of GSEs and state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow performs an analysis of the credit worthiness of municipal obligations to determine if a security is of investment grade. The analysis may include, but may not solely rely upon credit analysis conducted by external credit rating agencies. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and, therefore, no allowance for credit loss was recorded as of December 31, 2023.
At December 31, 2023 and 2022, the weighted average maturity was 1.5 and 1.9 years, respectively, for the debt securities in the held-to-maturity portfolio.
For additional information regarding the fair value of the portfolio of securities held-to-maturity at December 31, 2023, see Note 4, Investment Securities, to the Consolidated Financial Statements.

EQUITY SECURITIES
(Dollars In Thousands)

The following table is the schedule of Equity Securities at December 31 of each of the last two years.

Equity Securities

	December 31,
	2023	2022
Equity Securities, at Fair Value	$1,925	$2,174

II. LOAN PORTFOLIO
The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans
(Dollars In Thousands)

	December 31,
	2023		2022
	Amount	%	Amount	%
Commercial	$156,224	5%	$140,293	5%
Commercial Real Estate	745,487	23%	707,022	24%
Consumer	1,111,667	34%	1,065,135	36%
Residential Real Estate	1,199,530	37%	1,070,757	36%
Total Loans	3,212,908	100%	2,983,207	100%
Allowance for Credit Losses	(31,265)		(29,952)
Total Loans, Net	$3,181,643		$2,953,255

Commercial and Commercial Real Estate Loans: Commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers primarily located in Arrow's regional markets. There are no commercial real estate loans in major metropolitan areas. In addition, only approximately 2% of the loan portfolio are comprised of office related property. Retail loans were approximately 3% of the loan portfolio and hotels and motels were approximately 4% of the portfolio. Overall, Arrow has minimal exposure to highly sensitive areas that currently have elevated office and retail vacancy rates. A portion of the loans in the commercial portfolio have variable rates tied to market indices, such as Prime, SOFR or FHLBNY.

Consumer Loans: At December 31, 2023, consumer loans (primarily automobile loans originated through dealerships located in New York and Vermont) continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
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

Residential Real Estate Loans: Demand for residential real estate has continued to remain strong even with elevated interest rates. Arrow has historically sold portions of these originations in the secondary market. Sales were minimal in 2023 and 2022 as the result of the strategic decision to grow the residential loan portfolio. The rate at which mortgage loan originations may be sold in future periods will depend on a variety of factors, including demand for residential mortgages in our operating markets, market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions.

The following table indicates the changing mix in the loan portfolio by including the quarterly average balances for the significant loan segments for the past five quarters.  The remaining quarter-by-quarter tables present the percentage of total loans represented by each category and the annualized yield of each category.

LOAN PORTFOLIO
Quarterly Average Loan Balances
(Dollars In Thousands)

	Quarters Ended
	12/31/2023	9/30/2023	6/30/2023	3/31/2023	12/31/2022
Commercial	$151,947	$147,585	$135,370	$135,670	$141,419
Commercial Real Estate	738,305	727,060	722,753	710,719	674,420
Consumer	1,108,660	1,094,994	1,081,838	1,070,314	1,065,467
Residential Real Estate	1,171,350	1,126,601	1,096,449	1,075,225	1,070,241
Total Loans	$3,170,262	$3,096,240	$3,036,410	$2,991,928	$2,951,547

Percentage of Total Quarterly Average Loans

	Quarters Ended
	12/31/2023	9/30/2023	6/30/2023	3/31/2023	12/31/2022
Commercial	4.8%	4.8%	4.5%	4.5%	4.8%
Commercial Real Estate	23.3%	23.5%	23.8%	23.8%	22.8%
Consumer	35.0%	35.4%	35.6%	35.8%	36.1%
Residential Real Estate	36.9%	36.3%	36.1%	35.9%	36.3%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarters Ended
	12/31/2023	9/30/2023	6/30/2023	3/31/2023	12/31/2022
Commercial	5.38%	4.89%	4.53%	4.28%	4.18%
Commercial Real Estate	4.88%	5.19%	5.09%	4.73%	4.57%
Consumer	5.11%	4.83%	4.61%	4.26%	4.02%
Residential Real Estate	4.52%	4.26%	4.17%	4.10%	3.80%
Total Loans - QTD Average	4.86%	4.70%	4.57%	4.32%	4.13%

The average yield on the loan portfolio increased from 4.13% for the fourth quarter of 2022 to 4.86% for the fourth quarter of 2023. The current raising rate environment prevailed for much of 2023, which impacted new loan yields for both fixed and variable rate loans.

The following table indicates the respective maturities and interest rate structure of commercial loans and commercial real estate construction loans at December 31, 2023.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  Most of the commercial construction loans are made with a commitment for permanent financing, whether extended by us or unrelated third parties.  The maturity distribution below reflects the final maturity of the permanent financing.

b. Maturities and Sensitivities of Loans to Changes in Interest Rates
(Dollars in Thousands)

The table below shows the maturity of loans outstanding as of December 31, 2023. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	December 31, 2023
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial	$39,757	$81,237	$35,125	$105	$156,224
Commercial Real Estate	169,210	257,646	311,898	6,732	745,486
Consumer	10,306	589,113	511,782	467	1,111,668
Residential Real Estate	128,460	68,407	319,743	682,920	1,199,530
Total	$347,733	$996,403	$1,178,548	$690,224	$3,212,908

		After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Loans maturing with:
Fixed Interest Rates		$696,189	$890,485	$687,056	$2,273,730
Variable Interest Rates		300,214	288,063	3,168	591,445
Total		$996,403	$1,178,548	$690,224	$2,865,175

COMMITMENTS AND LINES OF CREDIT
Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not funded at that time.  As of December 31, 2023, the total contingent liability for standby letters of credit amounted to $3.8 million.  In addition to these instruments, there are lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time-to-time. Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 2023, outstanding unfunded loan commitments in the aggregate amount were approximately $444.3 million compared to $424.2 million at December 31, 2022.

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans
The amounts of nonaccrual, past due and restructured loans at year-end for each of the past two years are presented in the table on page 35 under the heading "Summary of the Allowance and Provision for Credit Losses."
Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by Management that the full repayment of principal and interest is unlikely. Unless already placed on nonaccrual status, loans secured by home equity lines of credit are put on nonaccrual status when 120 days past due and residential real estate loans are put on nonaccrual status when 150 days past due. Commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain. Under the Uniform Retail Credit Classification and Account Management Policy established by banking regulators, fixed-maturity consumer loans not secured by real estate must generally be charged-off no later than when 120 days past due. Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Arrow had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2023.  Loans past due 90 days or more and still accruing interest are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.
The balance of loans 30-89 days past due and still accruing interest totaled $24.3 million at December 31, 2023 and represented 0.76% of loans outstanding at that date, as compared to approximately $20.4 million, or 0.68% of loans outstanding at December 31, 2022. These non-current loans at December 31, 2023 were composed of approximately $19.1 million of consumer loans (principally indirect automobile loans), $4.2 million of residential real estate loans and $1.0 million of commercial and commercial real estate loans.
The method for measuring all other loans is described in detail in Note 2, Summary of Significant Accounting Policies, and Note 5, Loans, to the Consolidated Financial Statements.
Note 5, Loans, to the Consolidated Financial Statements contains detailed information on modified loans and impaired loans.

2. Potential Problem Loans
On at least a quarterly basis, the internal credit quality rating is re-evaluated for commercial loans that are either past due or fully performing but exhibit certain characteristics that could reflect potential weaknesses.  Loans are placed on nonaccrual status when the likely amount of future principal and interest payments are expected to be less than the contractual amounts, even if such loans are not past due.
Periodically, Arrow reviews the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower may jeopardize loan repayment and result in a non-performing loan.  In the credit monitoring program, Arrow treats loans that are classified as substandard but continue to accrue interest as potential problem loans.  At December 31, 2023, Arrow identified 45 commercial loans totaling $46.8 million as potential problem loans.  At December 31, 2022, Arrow identified 52 commercial loans totaling $41.7 million as potential problem loans.  For these loans, although positive factors such as payment history, value of supporting collateral, and/or personal or government guarantees led Arrow to conclude that accounting for them as non-performing at year-end was not warranted, other factors, specifically, certain risk factors related to the loan or the borrower justified concerns that they may become nonperforming at some point in the future.

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

5. Other Real Estate Owned and Repossessed Assets
Other real estate owned ("OREO") primarily consists of real property acquired in foreclosure.  When held, OREO is carried at fair value less estimated cost to sell. Arrow establishes allowances for OREO losses, which are determined and monitored on a property-by-property basis and reflect the ongoing estimate of the property's estimated fair value less costs to sell. All Repossessed Assets for each of the years in the table below consist of motor vehicles.

Distribution of OREO and Repossessed Assets (Dollars In Thousands)	December 31,
	2023	2022	2021
Other Real Estate Owned	—	—	—
Repossessed Assets	312	593	126
Total OREO and Repossessed Assets	$312	$593	$126

The following table summarizes changes in the net carrying amount of OREO and the number of properties for each of the periods presented. At December 31, 2022, Arrow had no OREO.

Schedule of Changes in OREO (Dollars In Thousands)	2023	2022	2021
Balance at Beginning of Year	$—	$—	$—
Properties Acquired Through Foreclosure	182	—	99
Gain of Sale of OREO properties	—	—	—
Subsequent Write-downs to Fair Value	5	—	(19)
Sales	(187)	—	(80)
Balance at End of Year	$—	$—	$—
Number of Properties, Beginning of Year	—	—	—
Properties Acquired During the Year	1	—	1
Properties Sold During the Year	(1)	—	(1)
Number of Properties, End of Year	—	—	—

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

AVERAGE DEPOSIT BALANCES
(Dollars In Thousands)

	Years Ended
	12/31/2023		12/31/2022		12/31/2021
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$772,889	—%	$815,218	—%	$767,671	—%
Interest-Bearing Checking Accounts	855,931	0.43%	1,038,751	0.09%	926,875	0.08%
Savings Deposits	1,498,749	2.29%	1,549,278	0.51%	1,496,906	0.13%
Time Deposits of $250,000 or More	137,974	3.60%	55,690	0.66%	87,033	0.30%
Other Time Deposits	241,218	2.95%	132,541	0.46%	141,677	0.45%
Total Deposits	$3,506,761	1.43%	$3,591,478	0.27%	$3,420,162	0.10%

Average total deposit balances decreased by $84.7 million, or 2.4% in 2023. The change in composition of deposits was primarily the result of pressure from competitive rate pricing and the migration from low to higher costing products.
Arrow used reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $600.3 million and $520.6 million at December 31, 2023 and 2022, respectively.

The following tables presents the quarterly average balance by deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO
Quarterly Average Deposit Balances
(Dollars In Thousands)

	Quarters Ended
	12/31/2023	9/30/2023	6/30/2023	3/31/2023	12/31/2022
Demand Deposits	$757,739	$779,037	$756,584	$798,576	$787,157
Interest-Bearing Checking Accounts	801,923	795,627	863,892	964,735	1,082,267
Savings Deposits	1,509,946	1,505,916	1,504,412	1,474,251	1,548,293
Time Deposits of $250,000 or More	169,854	152,738	133,897	94,415	65,897
Other Time Deposits	354,487	257,710	201,926	148,302	131,331
Total Deposits	$3,593,949	$3,491,028	$3,460,711	$3,480,279	$3,614,945

	Quarters Ended
	12/31/2023	9/30/2023	6/30/2023	3/31/2023	12/31/2022
Non-Municipal Deposits	$2,693,191	$2,629,532	$2,528,871	$2,567,132	$2,668,704
Municipal Deposits	900,758	861,496	931,840	913,147	946,241
Total Deposits	$3,593,949	$3,491,028	$3,460,711	$3,480,279	$3,614,945

The above tables provide information on trends in the balance and mix of the deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type. Time deposits over $250,000 and other time deposits have increased significantly for the last five quarters with the migration from lower to higher costing products.
In general, there is a seasonal pattern to municipal deposits which dip to a low point in August each year.  Account balances tend to increase throughout the fall and into early winter from tax deposits, flatten out after the beginning of the ensuing calendar year, and increase again at the end of March from the electronic deposit of NYS Aid payments to school districts.

The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits	Quarters Ended
	12/31/2023	9/30/2023	6/30/2023	3/31/2023	12/31/2022
Demand Deposits	21.1%	22.3%	21.9%	22.9%	21.8%
Interest-Bearing Checking Accounts	22.3%	22.8%	25.0%	27.7%	29.9%
Savings Deposits	42.0%	43.1%	43.4%	42.4%	42.9%
Time Deposits of $250,000 or More	4.7%	4.4%	3.9%	2.7%	1.8%
Other Time Deposits	9.9%	7.4%	5.8%	4.3%	3.6%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

The total quarterly interest cost of deposits, by type of deposit and in total, for each of the most recent five quarters is set forth in the table below:

Quarterly Cost of Deposits	Quarters Ended
	12/31/2023	9/30/2023	6/30/2023	3/31/2023	12/31/2022
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.65%	0.58%	0.38%	0.16%	0.13%
Savings Deposits	2.76%	2.56%	2.27%	1.54%	1.05%
Time Deposits of $250,000 or More	4.22%	3.81%	3.35%	2.47%	1.36%
Other Time Deposits	3.81%	3.16%	2.38%	1.30%	0.71%
Total Deposits	1.88%	1.64%	1.35%	0.82%	0.54%

The cost of deposits increased throughout 2023. The Federal Funds rate is anticipated to decrease in 2024, the timing and magnitude of the reductions are unknown. Arrow believes it is well positioned for a variety of rate environments.

    The maturities of time deposits of $250,000 or more at December 31, 2023 are presented below.  (Dollars In Thousands)

Maturing in:
Under Three Months	$46,591
Three to Twelve Months	127,498
2025	4,706
2026	506
2027	—
2028	—
Later	—
Total	$179,301

V. SHORT-TERM BORROWINGS (Dollars in Thousands)

	12/31/2023	12/31/2022	12/31/2021
Overnight Advances from the FHLBNY, Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:
Balance at December 31	$20,000	$27,000	$—
Maximum Month-End Balance	112,000	27,000	15,798
Average Balance During the Year	39,659	2,124	4,768
Average Rate During the Year	5.25%	4.34%	0.06%
Rate at December 31	5.64%	4.61%	N/A

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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $497.8 million at year-end 2023, a decrease of $75.7 million from the year-end 2022 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at December 31, 2023 of $105.8 million compared to $32.8 million at December 31, 2022.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $52 million which were not drawn on in 2023.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At December 31, 2023, Arrow had outstanding collateralized obligations with the FHLBNY of $27 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $550 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At December 31, 2023, there were $175 million in brokered CD deposits. In addition, Arrow's two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At December 31, 2023, the amount available under this facility was approximately $739 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events. Additionally, Arrow continually monitors levels and composition of uninsured deposits.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At December 31, 2023, Arrow's primary liquidity ratio was 9.5% of total assets, well in excess of the internal policy limit of 5%. Total primary liquidity was $394.4 million, comprised of unencumbered cash and securities.
Arrow did not experience any liquidity constraints in 2023 and did not experience any such constraints in recent prior years. Arrow has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

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
The table below sets forth the various capital ratios achieved by Arrow and its subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2023, as determined under the bank regulatory capital standards in effect on that date, as well as the minimum levels for such capital ratios that bank holding companies and banks are required to maintain under the Capital Rules (not including the "capital conservation buffer"). As demonstrated in the table, all of Arrow's and the banks' capital ratios at year-end were well in excess of the minimum required levels for such ratios, as established by the regulators. (See Item 1, Section C, under "Regulatory Capital Standards" and Item 8, Note 19 in the Notes to Consolidated Financial Statements, for information regarding the "capital conservation buffer.") In addition, on December 31, 2023, Arrow and each of the banks qualified as "well-capitalized", the highest capital classification category under the revised capital classification scheme recently established by the federal bank regulators, that was in effect on that date.

Capital Ratios:	Arrow	GFNB	SNB	Minimum Required Ratio
Tier 1 Leverage Ratio	9.8%	9.2%	9.6%	4.0%
Common Equity Tier 1 Capital Ratio	13.0%	13.2%	12.5%	4.5%
Tier 1 Risk-Based Capital Ratio	13.7%	13.2%	12.5%	6.0%
Total Risk-Based Capital Ratio	14.7%	14.3%	13.7%	8.0%
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

Stockholders' Equity at Year-end 2023: Total stockholders' equity was $379.8 million at December 31, 2023, an increase of $26.2 million, or 7.4%, from December 31, 2022. The net increase in total stockholders' equity during 2023 principally reflected the following factors: (i) $30.1 million of net income for the year, (ii) other comprehensive income of $16.2 million, (iii) $1.0 million of equity related to various stock-based compensation plans and (iv) $0.5 million of equity resulting from the dividend reinvestment plan, reduced by (v) cash dividends of $18.0 million and (vi) repurchases of common stock of $3.6 million.

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

Dividends: The source of funds for the payment by Arrow of cash dividends to shareholders consists primarily of dividends declared and paid to it by its bank subsidiaries.  In addition to legal and regulatory limitations on payments of dividends by Arrow (i.e., the need to maintain adequate regulatory capital), there are also legal and regulatory limitations applicable to the payment of dividends by the bank subsidiaries to Arrow.  As of December 31, 2023, under the statutory limitations in national banking law, the maximum amount that could have been paid by the bank subsidiaries to Arrow, without special regulatory approval, was approximately $73.6 million  The ability of Arrow and its banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.
See Part II, Item 5, "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a recent history of its cash dividend payments.

Stock Repurchase Program: On October 25, 2023, the Board expanded its existing stock repurchase program by $5 million, bringing the total availability under the repurchase program to $9.1 million, and removed the expiration date previously incorporated into the existing repurchase program. The stock repurchase program allows Arrow to repurchase shares of its common stock in open-market or negotiated transactions. Arrow resumed repurchasing its shares in the fourth quarter of 2023. At December 31, 2023, Arrow had repurchased approximately $2.8 million (114 thousand shares) under the referenced repurchase program.
From time to time, Arrow may establish a written trading plan in accordance with Rule 10b5-1 of the Exchange Act, pursuant to which it may repurchase shares of its common stock. Additional repurchases may be made by Arrow, at times and in amounts as it deems appropriate, and may be made through open market transactions in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other factors
In addition, a de minimis portion of Arrow's Common Stock was purchased during 2023 other than through its repurchase program, i.e., repurchases of Arrow shares on the market utilizing funds accumulated under Arrow's Dividend Reinvestment Plan and the surrender or deemed surrender of Arrow stock to Arrow in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow stock.

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
In addition, Arrow entered into two pay-fixed portfolio layer method fair value swaps, designated as hedging instruments, with a total notional amount of $250 million and $50 million, respectively, in the third quarter of 2023. Arrow is designating the fair value swaps under the portfolio layer method ("PLM"). Under PLM, the hedged items are designated as hedged layers of a closed portfolio of financial loans that are anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swaps at fair value on the Consolidated Balance Sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swaps on the Consolidated Balance Sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.
In the fourth quarter of 2023, Arrow entered into two interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amounts were $100 million and $75 million, respectively. Arrow entered into pay-fixed interest rate swaps to convert rolling 90 days brokered deposits.
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

G. CONTRACTUAL OBLIGATIONS (Dollars In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances [1]	$26,500	$24,250	$2,250	$—	$—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts [2]	20,000	—	—	—	20,000
Operating Lease Obligations [3]	6,180	731	1,304	1,056	3,089
Finance Lease Obligations [3]	8,312	249	531	536	6,996
Obligations under Retirement Plans [4]	45,611	5,053	9,330	9,243	21,985
Total	$106,603	$30,283	$13,415	$10,835	$52,070

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
3 See Note 18, Leases, to the Consolidated Financial Statements for additional information on Operating Lease Obligations.
4 See Note 13, Retirement Benefit Plans, to the Consolidated Financial Statements for additional information on Retirement Benefit Plans.

H. RECENTLY ISSUED ACCOUNTING STANDARDS

The following accounting standard has been issued and becomes effective for Arrow at a future date:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On January 7, 2021, the FASB issued ASU 2021-01, which refines the scope of ASC 848 and clarifies some of its guidance. The ASU and related amendments provide temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from the LIBOR or other interbank offered rate on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022 and permit relief solely for reference rate reform actions and different elections over the effective date for legacy and new activity. In December 2022, FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848)" which deferred the sunset date of Topic 848 to December 31, 2024, to allow for a transition period after the sunset of LIBOR. Arrow does not expect it will have a material impact on the consolidated financial statements.

I. FOURTH QUARTER RESULTS
Arrow reported net income of $7.7 million for the fourth quarter of 2023, a decrease of $4.4 million, or 36.1%, from the net income of $12.1 million reported for the fourth quarter of 2022.  Diluted earnings per common share for the fourth quarter of 2023 were $0.46, down from $0.71 during the fourth quarter of 2022. The net change in earnings between the two quarters was primarily due to the following: (a) a $5.0 million decrease in net interest income, (b) a $2.4 million increase in noninterest expense offset by (c) a $319 thousand increase in noninterest income, (d) a $884 thousand decrease in the provision for credit losses, and (e) a $1.8 million decrease in the provision for income taxes.  The principal factors contributing to these quarter-to-quarter changes are included in the discussion of the year-to-year changes in net income set forth elsewhere in this Item 7, specifically, in Section B, "Results of Operations," above, as well as in Arrow's Current Report on Form 8-K, as filed with the SEC on February 1, 2024, incorporating by reference Arrow's earnings release for the year ended December 31, 2023.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION
(Dollars In Thousands, Except Per Share Amounts)

	For the Quarters Ended December 31,
	2023	2022
Interest and Dividend Income	$44,324	$35,904
Interest Expense	18,711	5,325
Net Interest Income	25,613	30,579
Provision for Credit Losses	525	1,409
Net Interest Income after Provision for Credit Losses	25,088	29,170
Noninterest Income	7,484	7,165
Noninterest Expense	23,190	20,792
Income Before Provision for Income Taxes	9,382	15,543
Provision for Income Taxes	1,659	3,456
Net Income	$7,723	$12,087
SHARE AND PER SHARE DATA:
Weighted Average Number of Shares Outstanding:
Basic	17,002	17,031
Diluted	17,004	17,087
Basic Earnings Per Common Share	$0.46	$0.70
Diluted Earnings Per Common Share	0.46	$0.71
Cash Dividends Per Common Share	0.270	0.262
AVERAGE BALANCES:
Assets	$4,159,313	$4,074,028
Earning Assets	4,019,432	3,940,905
Loans	3,170,262	2,951,547
Deposits	3,593,949	3,614,945
Stockholders’ Equity	363,753	351,402
SELECTED RATIOS (Annualized):
Return on Average Assets	0.74%	1.18%
Return on Average Equity	8.42%	13.65%
Net Interest Margin	2.53%	3.08%
Net Charge-offs to Average Loans	0.05%	0.09%
Provision for Credit Losses to Average Loans	0.07%	0.19%

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)
The following quarterly financial information for 2023 and 2022 is unaudited, but, in the opinion of Management, fairly presents the results of Arrow.

SELECTED QUARTERLY FINANCIAL DATA
(Dollars In Thousands, Except Per Share Amounts)

	2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$36,110	$40,013	$42,117	$44,324
Net Interest Income	28,094	25,772	25,353	25,613
Provision for Credit Losses	1,554	948	354	525
Net (Loss) Gain on Securities	(104)	(181)	71	122
Income Before Provision for Income Taxes	10,921	7,647	9,570	9,382
Net Income	8,562	6,047	7,743	7,723
Basic Earnings Per Common Share	0.50	0.35	0.46	0.46
Diluted Earnings Per Common Share	0.50	0.35	0.46	0.46

	2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$28,947	$30,593	$34,207	$35,904
Net Interest Income	27,825	29,038	30,901	30,579
Provision for Loan Losses	769	905	1,715	1,409
Net Gain on Securities	130	154	95	48
Income Before Provision for Income Taxes	16,273	15,532	15,565	15,543
Net Income	12,575	11,974	12,163	12,087
Basic Earnings Per Common Share	0.74	0.70	0.72	0.70
Diluted Earnings Per Common Share	0.74	0.70	0.71	0.71

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

As of December 31, 2023:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(4.2)%	1.3%
Calculated change in Net Interest Income - Year 2	15.2%	13.5%

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

Item 8. Financial Statements and Supplementary Data
The following audited Consolidated Financial Statements and unaudited supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Arrow Financial Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Credit Losses - Loans evaluated on a collective basis

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for credit losses totaled $31 million as of December 31, 2023. The collective ACL on loans includes the measure of expected credit losses on a collective (pooled) basis for loan portfolio segments that share similar risk characteristics. The Company estimates the collective ACL on loans using relevant available information, from internal and external sources, related to past events, current conditions, and a single reasonable and supportable forecast. For all loan portfolio segments other than consumer, the Company uses a discounted cash flow methodology where the respective quantitative allowance for each segment is measured by comparing the net present value of expected cash flows projected using a probability of default (PD) and loss given default (LGD) modeling methodology to the amortized cost. The Company uses regression models to develop the PD and LGD, which are derived from historical credit loss experience for both the Company and segment-specific selected peers, that incorporate external economic forecasts for the economic factors over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts to long-term mean economic factors over a reversion period on a straight-line basis. Cash flows over the contractual term of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the effective interest rate. For the consumer loan segment the Company uses a vintage analysis model where the quantitative allowance for the loan segment is measured by applying the loss rate to the loan outstanding balance based on the loan’s vintage year. The loss rate is calculated based on the quarterly net charge-offs to outstanding loan balance for each vintage year over the lookback period. If estimated losses computed by the vintage method need to be adjusted based on current conditions and the reasonable and supportable economic forecast, these adjustments would be incorporated over a six quarter reasonable and supportable forecast period, reverting to historical losses using a straight-line method over an eight quarter period. For all loan portfolio segments, the Company applies additional qualitative adjustments, including the effects of limitations inherent in the quantitative models, so that the collective ACL is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL on loans estimate, including controls over the:

•development of the collective ACL on loans methodology
•development of the PD and LGD and Vintage models
•performance monitoring of the PD and LGD and Vintage models
•identification and determination of the expected prepayments assumption and the significant assumptions used in the PD and LGD and Vintage models
•development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments
•analysis of the collective ACL on loans results, trends, and ratios

We evaluated the Company’s process to develop the collective ACL on loans estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. We evaluated whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL on loans methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgements made by the Company relative to the development and performance monitoring of the PD and LGD and Vintage models, by comparing them to relevant Company-specific metrics and trends, including macroeconomic trends, and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the PD and LGD and Vintage models, by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the expected prepayments assumption by comparing to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•evaluating for all loans portfolio segments other than consumer, the length of the period from which historical Company and peer experience was used and the reasonable and supportable forecast period by comparing them to specific portfolio risk characteristics and trends
•evaluating for the consumer segment the length of the lookback period, and the need to adjust the estimated losses based on current conditions by comparing to the Company’s business environment and relevant industry practices
•assessing the composition of the peer group by comparing to Company and specific portfolio risk characteristics
•evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the collective ACL on loans compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL on loans by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate

/s/ KPMG LLP

We have served as the Company’s auditor since 1990.

Albany, New York
March 11, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Arrow Financial Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Arrow Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 11, 2024 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Two material weaknesses related to the following have been identified and included in management’s assessment: The Company did not maintain effective monitoring controls related to 1) Internal Audit’s testing of management’s internal control over financial reporting, 2) the completeness and accuracy of information presented to the Audit Committee by Internal Audit, and 3) the related Audit Committee oversight over Internal Audit’s testing of management’s internal control over financial reporting. Additionally, with regard to the Company’s conversion of its core banking information technology system, the Company did not effectively perform risk assessment procedures to identify the impact of the conversion on their internal control over financial reporting.The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP
Albany, New York
March 11, 2024

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands, Except Share and Per Share Amounts)

	December 31, 2023	December 31, 2022
ASSETS
Cash and Due From Banks	$36,755	$31,886
Interest-Bearing Deposits at Banks	105,781	32,774
Investment Securities:
Available-for-Sale	497,769	573,495
Held-to-Maturity (Approximate Fair Value of $128,837 at December 31, 2023, and $171,623 at December 31, 2022)	131,395	175,364
Equity Securities	1,925	2,174
Other Investments	5,049	6,064
Loans	3,212,908	2,983,207
Allowance for Credit Losses	(31,265)	(29,952)
Net Loans	3,181,643	2,953,255
Premises and Equipment, Net	59,642	56,491
Goodwill	21,873	21,873
Other Intangible Assets, Net	1,110	1,500
Other Assets	126,926	114,633
Total Assets	$4,169,868	$3,969,509
LIABILITIES
Noninterest-Bearing Deposits	$758,425	$836,871
Interest-Bearing Checking Accounts	799,785	997,694
Savings Deposits	1,466,280	1,454,364
Time Deposits over $250,000	179,301	76,224
Other Time Deposits	483,775	133,211
Total Deposits	3,687,566	3,498,364
Borrowings	26,500	54,800
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Finance Leases	5,066	5,119
Other Liabilities	50,964	37,688
Total Liabilities	3,790,096	3,615,971
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value, 1,000,000 Shares Authorized	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (22,066,559 Shares Issued at December 31, 2023, and 21,423,992 Shares Issued at December 31, 2022)	22,067	21,424
Additional Paid-in Capital	412,551	400,270
Retained Earnings	65,792	65,401
Accumulated Other Comprehensive Loss	(33,416)	(49,655)
Treasury Stock, at Cost (5,124,073 Shares at December 31, 2023, and 4,872,355 Shares at December 31, 2022)	(87,222)	(83,902)
Total Stockholders’ Equity	379,772	353,538
Total Liabilities and Stockholders’ Equity	$4,169,868	$3,969,509

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2023	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$142,016	$112,982	$104,985
Interest on Deposits at Banks	5,831	3,100	565
Interest and Dividends on Investment Securities:
Fully Taxable	11,764	10,357	6,487
Exempt from Federal Taxes	2,953	3,212	3,513
Total Interest and Dividend Income	162,564	129,651	115,550
INTEREST EXPENSE
Interest-Bearing Checking Accounts	3,663	973	731
Savings Deposits	34,343	7,879	1,904
Time Deposits over $250,000	4,966	369	261
Other Time Deposits	7,127	604	632
Borrowings	6,756	605	786
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	686	685	686
Interest on Financing Leases	191	193	195
Total Interest Expense	57,732	11,308	5,195
NET INTEREST INCOME	104,832	118,343	110,355
Provision for Credit Losses	3,381	4,798	272
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	101,451	113,545	110,083
NONINTEREST INCOME
Income From Fiduciary Activities	9,444	9,711	10,142
Fees for Other Services to Customers	10,798	11,626	11,462
Insurance Commissions	6,498	6,463	6,487
Net (Loss) Gain on Securities	(92)	427	111
Net Gain on Sales of Loans	32	83	2,393
Other Operating Income	2,437	2,588	1,774
Total Noninterest Income	29,117	30,898	32,369
NONINTEREST EXPENSE
Salaries and Employee Benefits	47,667	47,003	44,798
Occupancy Expenses, Net	6,554	6,202	5,814
Technology and Equipment Expense	17,608	16,118	14,870
FDIC Assessments	2,050	1,176	1,042
Other Operating Expense	19,169	11,031	11,524
Total Noninterest Expense	93,048	81,530	78,048
INCOME BEFORE PROVISION FOR INCOME TAXES	37,520	62,913	64,404
Provision for Income Taxes	7,445	14,114	14,547
NET INCOME	$30,075	$48,799	$49,857
Average Shares Outstanding:
Basic	17,037	17,008	16,994
Diluted	17,037	17,059	17,052
Per Common Share:
Basic Earnings	$1.77	$2.86	$2.93
Diluted Earnings	1.77	2.86	2.92

Share and Per Share Amounts have been restated for the September 26, 2023 3% stock dividend.
See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars In Thousands)

	Years Ended December 31,
	2023	2022	2021
Net Income	$30,075	$48,799	$49,857
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized Net Securities Holding Gains Arising During the Year	10,441	(48,227)	(6,413)
Reclassification Adjustment for Net Securities Losses Realized During the Year	6,752	—	—
Net Unrealized (Loss) Gain on Cash Flow Hedge Agreements	(2,900)	2,582	929
Reclassification of Net Unrealized Loss (Gain) on Cash Flow Hedge Agreements	557	152	(94)
Net Retirement Plan Gain (Loss)	1,747	(5,147)	6,500
Net Retirement Plan Prior Service Cost	(391)	—	—
Settlement Cost	—	428	—
Amortization of Net Retirement Plan Actuarial Loss	(119)	41	68
Amortization of Net Retirement Plan Prior Service Cost	152	169	173
Other Comprehensive Income (Loss)	16,239	(50,002)	1,163
Comprehensive Income (Loss)	$46,314	$(1,203)	$51,020

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu- lated Other Compre- hensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2020	$20,194	$353,662	$41,899	$(816)	$(80,547)	$334,392
Cumulative impact of adoption of ASU 2016-13	—	—	120	—	—	120
Balance at January 1, 2021 as adjusted for impact of adoption of ASU 2016-13	20,194	353,662	42,019	(816)	(80,547)	334,512
Net Income	—	—	49,857	—	—	49,857
Other Comprehensive Income	—	—	—	1,163	—	1,163
3% Stock Dividend (605,670 Shares)	606	20,896	(21,502)	—	—	—
Cash Dividends Paid, $0.96 per Share[1]	—	—	(16,296)	—	—	(16,296)
Shares Issued for Stock Option Exercises, net (54,757 Shares)	—	1,016	—	—	489	1,505
Shares Issued Under the Directors' Stock Plan (11,051 Shares)	—	278	—	—	98	376
Shares Issued Under the Employee Stock Purchase Plan (14,903 Shares)	—	350	—	—	131	481
Shares Issued for Dividend Reinvestment Plans (51,403 Shares)	—	1,380	—	—	456	1,836
Stock-Based Compensation Expense	—	414	—	—	—	414
Purchase of Treasury Stock (73,555 Shares)	—	—	—	—	(2,662)	(2,662)
Balance at December 31, 2021	$20,800	377,996	54,078	347	(82,035)	371,186

Balance at December 31, 2021	$20,800	$377,996	$54,078	$347	$(82,035)	$371,186
Net Income	—	—	48,799	—	—	48,799
Other Comprehensive Loss	—	—	—	(50,002)	—	(50,002)
3% Stock Dividend (623,848 Shares)	624	19,408	(20,032)	—	—	—
Cash Dividends Paid, $1.03 per Share[1]	—	—	(17,444)	—	—	(17,444)
Shares Issued for Stock Option Exercises, net (28,052 Shares)	—	384	—	—	247	631
Shares Issued Under the Directors' Stock Plan (12,933 Shares)	—	295	—	—	113	408
Shares Issued Under the Employee Stock Purchase Plan (15,207 Shares)	—	344	—	—	133	477
Shares Issued for Dividend Reinvestment Plans (57,745 Shares)	—	1,392	—	—	512	1,904
Stock-Based Compensation Expense	—	451	—	—	—	451
Purchase of Treasury Stock (84,132 Shares)	—	—	—	—	(2,872)	(2,872)
Balance at December 31, 2022	$21,424	$400,270	$65,401	$(49,655)	$(83,902)	$353,538

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu- lated Other Compre- hensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2022	$21,424	$400,270	$65,401	$(49,655)	$(83,902)	$353,538
Net Income	—	—	30,075	—	—	30,075
Other Comprehensive Income	—	—	—	16,239	—	16,239
3% Stock Dividend (642,567 Shares)[2]	643	11,058	(11,701)	—	—	—
Cash Dividends Paid, $1.06 per Share[1]	—	—	(17,983)	—	—	(17,983)
Shares Issued for Stock Option Exercises, net (4,564 Shares)	—	58	—	—	38	96
Shares Issued Under the Directors' Stock Plan (9,186 Shares)	—	143	—	—	75	218
Shares Issued Under the Employee Stock Purchase Plan (3,872 Shares)	—	87	—	—	33	120
Shares Issued for Dividend Reinvestment Plans (17,753 Shares)	—	330	—	—	142	472
Stock-Based Compensation Expense	—	605	—	—	—	605
Purchase of Treasury Stock (140,965 Shares)	—	—	—	—	(3,608)	(3,608)
Balance at December 31, 2023	$22,067	$412,551	$65,792	$(33,416)	$(87,222)	$379,772

1 Cash dividends paid per share have been adjusted for the September 26, 2023 3% stock dividend.
2 Included in the shares issued for the 3% stock dividend in 2023 were treasury shares of 146,128.

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	December 31,
Cash Flows from Operating Activities:	2023	2022	2021
Net Income	$30,075	$48,799	$49,857
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	3,381	4,798	272
Depreciation and Amortization	6,718	7,548	7,826
Loss on the Sale of Securities Available-for-Sale	9,097	—	—
Net Gain on Equity Securities	(9,005)	(427)	(111)
Loans Originated and Held-for-Sale	491	(799)	(48,720)
Proceeds from the Sale of Loans Held-for-Sale	32	1,380	61,044
Net Gains on the Sale of Loans	(32)	(83)	(2,393)
Net Gains on the Sale or Write-down of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	187	167	277
Contributions to Pension & Postretirement Plans	(681)	(741)	(622)
Deferred Income Tax Expense (Benefit)	1,799	(1,252)	945
Shares Issued Under the Directors’ Stock Plan	218	408	376
Stock-Based Compensation Expense	605	451	414
Tax Benefit from Exercise of Stock Options	11	34	69
Effect of Swap Agreements	(2,365)	—	—
Net Increase in Other Assets	(29,220)	(1,427)	(5,065)
Net Increase in Other Liabilities	9,269	857	4,037
Net Cash Provided By Operating Activities	20,580	59,713	68,206
Cash Flows from Investing Activities:
Proceeds from the Sale of Equity Securities	9,254	—	—
Proceeds from the Sale of Securities Available-for-Sale	100,739	—	—
Proceeds from the Maturities and Calls of Securities Available-for-Sale	70,415	104,120	118,330
Purchases of Securities Available-for-Sale	(73,623)	(184,785)	(323,372)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	51,724	32,068	30,561
Purchases of Securities Held-to-Maturity	(8,209)	(11,459)	(9,377)
Net Increase in Loans	(228,899)	(319,547)	(85,123)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	2,707	1,475	1,547
Purchase of Premises and Equipment	(7,081)	(14,250)	(7,137)
Net Decrease (Increase) in Federal Home Loan Bank Stock	1,015	(684)	(31)
Purchase of Bank Owned Life Insurance	(692)	—	—
Net Cash Used In Investing Activities	(82,650)	(393,062)	(274,602)
Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	189,202	(52,133)	315,771
Other Borrowings - Advances	256,500	27,000	—
Other Borrowings - Paydowns	(284,800)	(17,200)	(17,486)
Finance Lease Payments	(53)	(50)	(48)
Purchase of Treasury Stock	(3,608)	(2,872)	(2,662)
Shares Issued for Stock Option Exercises, net	96	631	1,505
Shares Issued Under the Employee Stock Purchase Plan	120	477	481
Shares Issued for Dividend Reinvestment Plans	472	1,904	1,836
Cash Dividends Paid	(17,983)	(17,444)	(16,296)
Net Cash Provided (Used) By Financing Activities	139,946	(59,687)	283,101
Net Increase (Decrease) in Cash and Cash Equivalents	77,876	(393,036)	76,705
Cash and Cash Equivalents at Beginning of Year	64,660	457,696	380,991
Cash and Cash Equivalents at End of Year	$142,536	$64,660	$457,696

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$51,828	$5,752	$5,373
Income Taxes	6,644	13,018	14,760
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	2,488	1,656	1,358
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

Allowance for Credit Losses – Loans - CECL - ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaces the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable that a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Credit losses are charged off against the allowance when Management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.
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
Arrow also enters into pay-fixed portfolio layer method fair value swaps, designated as hedging instruments. Arrow is designating the fair value swaps under the portfolio layer method ("PLM"). Under PLM, the hedged items are designated as hedged layers of a closed portfolio of financial loans that are anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swaps at fair value on the Consolidated Balance Sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swaps on the Consolidated Balance Sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.
In addition, Arrow enters into interest rate swaps to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates and to synthetically fix the variable rate interest payments in outstanding subordinated trust securities. These agreements are designated as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings.

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
In October 2023, the Board of Directors approved the adoption of the new qualified 2023 ESPP, which is intended to satisfy the requirements of Section 423 of the Internal Revenue Code, which was effective January 1, 2024. Under the new qualified 2023 ESPP, the amount of the discount is 10%. Until its suspension due to the filing delays, Arrow sponsored an ESPP under which employees purchased Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.
Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP has the ability to borrow funds from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.   At December 31, 2023 and 2022, there were no loans outstanding and no unallocated shares. Arrow may, in its sole discretion, make additional cash contributions to the Plan each year on behalf of the participants.

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
A material estimate that is particularly susceptible to significant change in the near term is the allowance for credit losses. In connection with the determination of the allowance for credit losses, management obtains appraisals for properties.  The allowance for credit losses is management’s best estimate of expected credit losses as of the balance sheet date.  While management uses available information to recognize losses on loans, future adjustments to the allowance for credit losses may be necessary based on changes in economic conditions.

The following accounting standard was adopted by Arrow in 2023.
ASU No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), was issued in March 2022 to provide updates on the accounting treatment for troubled debt restructuring ("TDRs") and related disclosures requirements, and modify the disclosure requirement associated with the existing credit quality indicators “vintage” disclosure. With respect to TDRs, ASU 2022-02 eliminates the recognition and measurement guidance for TDRs under current GAAP and instead requires that Arrow evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with the current GAAP treatment for other loan modifications. In addition, ASU 2022-02 eliminates existing disclosure requirements on TDRs and replaces with enhanced disclosure requirements related to certain loan modifications made to borrowers experiencing financial difficulty. ASU 2022-02 also provides an update to the existing credit quality indicators “vintage” tabular disclosure requiring current period gross write-offs to be disclosed by year of origination for each loan segment. The provisions of ASU 2022-02 were effective January 1, 2023 and Arrow adopted the provisions on a prospective basis. Historical disclosures on TDRs were removed from this report in accordance with the provisions of this ASU. The adoption of this ASU did not have a material impact on the consolidated financial statements.

Note 3:CASH AND CASH EQUIVALENTS (Dollars In Thousands)

	2023	2022
Balances at December 31:
Cash and Due From Banks	$36,755	$31,886
Interest-Bearing Deposits at Banks	105,781	32,774
Total Cash and Cash Equivalents	$142,536	$64,660

The increase in cash from December 31, 2022 reflects the strategic enhancement of the Arrow liquidity position.

Note 4:    INVESTMENT SECURITIES (Dollars In Thousands)

The following table is the schedule of Available-For-Sale Securities at December 31, 2023 and 2022:

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2023
Available-For-Sale Securities, at Amortized Cost	$73,761	$160,000	$280	$305,161	$1,000	$540,202
Gross Unrealized Gains	243	51	—	6	—	300
Gross Unrealized Losses	—	(7,126)	—	(35,407)	(200)	(42,733)
Available-For-Sale Securities, at Fair Value	$74,004	$152,925	$280	$269,760	$800	$497,769
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						242,938

Maturities of Debt Securities, at Amortized Cost:
Within One Year	48,844	15,000	—	2,546	—	66,390
From 1 - 5 Years	24,917	145,000	—	148,164	—	318,081
From 5 - 10 Years	—	—	280	154,451	1,000	155,731
Over 10 Years	—	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	48,915	14,858	—	2,481	—	66,254
From 1 - 5 Years	25,089	138,067	—	135,570	—	298,726
From 5 - 10 Years	—	—	280	131,709	800	132,789
Over 10 Years	—	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	—	137,874	—	269,286	800	407,960
Total	$—	$137,874	$—	$269,286	$800	$407,960
Number of Securities in a Continuous Loss Position	—	19	—	97	1	117

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	—	7,126	—	35,407	200	42,733
Total	$—	$7,126	$—	$35,407	$200	$42,733

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$73,761
US Treasury Obligations, at Fair Value	74,004
US Agency Obligations, at Amortized Cost		$160,000
US Agency Obligations, at Fair Value		152,925
Local Municipal Obligations, at Amortized Cost			$280
Local Municipal Obligations, at Fair Value			280
US Government Agency Securities, at Amortized Cost				$7,291
US Government Agency Securities, at Fair Value				6,864
Government Sponsored Entity Securities, at Amortized Cost				297,870
Government Sponsored Entity Securities, at Fair Value				262,896
Corporate Trust Preferred Securities, at Amortized Cost					$1,000
Corporate Trust Preferred Securities, at Fair Value					800

Available-For-Sale Securities
	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2022
Available-For-Sale Securities, at Amortized Cost	$190,000	$340	$447,755	$1,000	$639,095
Gross Unrealized Gains	15	—	65	—	80
Gross Unrealized Losses	(14,816)	—	(50,664)	(200)	(65,680)
Available-For-Sale Securities, at Fair Value	$175,199	$340	$397,156	$800	$573,495
Available-For-Sale Securities, Pledged as Collateral, at Fair Value					308,266

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$66,690	$—	$183,868	$—	$250,558
12 Months or Longer	93,493	—	199,262	800	293,555
Total	$160,183	$—	$383,130	$800	$544,113

Number of Securities in a Continuous Loss Position	23	—	150	1	174

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3,310	$—	$18,756	$—	$22,066
12 Months or Longer	11,506	—	31,908	200	43,614
Total	$14,816	$—	$50,664	$200	$65,680

Disaggregated Details:
US Agency Obligations, at Amortized Cost	$190,000
US Agency Obligations, at Fair Value	175,199
Local Municipal Obligations, at Amortized Cost		$340
Local Municipal Obligations, at Fair Value		340
US Government Agency Securities, at Amortized Cost			$7,934
US Government Agency Securities, at Fair Value			7,433
Government Sponsored Entity Securities, at Amortized Cost			439,821
Government Sponsored Entity Securities, at Fair Value			389,723
Corporate Trust Preferred Securities, at Amortized Cost				$1,000
Corporate Trust Preferred Securities, at Fair Value				800

At December 31, 2023, there was no allowance for credit losses for the available for sale securities portfolio.

The following is a summary of realized losses recognized in net income on available-for-sale securities sold during the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Proceeds Received on Sale of AFS Securities	$100,739	$—
Basis of AFS investments Sold	109,836	—
Net Loss Recognized on Sale of AFS Securities	$(9,097)	$—

The following table is the schedule of Held-To-Maturity Securities at December 31, 2023 and 2022:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2023
Held-To-Maturity Securities, at Amortized Cost	$122,450	$8,945	$131,395
Gross Unrealized Gains	—	—	—
Gross Unrealized Losses	(2,157)	(401)	(2,558)
Held-To-Maturity Securities, at Fair Value	$120,293	$8,544	$128,837
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			112,472

Maturities of Debt Securities, at Amortized Cost:
Within One Year	47,565	—	47,565
From 1 - 5 Years	72,609	8,945	81,554
From 5 - 10 Years	2,247	—	2,247
Over 10 Years	29	—	29

Maturities of Debt Securities, at Fair Value:
Within One Year	47,293	—	47,293
From 1 - 5 Years	70,751	8,543	79,294
From 5 - 10 Years	2,220	—	2,220
Over 10 Years	29	—	29

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,472	$—	$1,472
12 Months or Longer	102,839	8,544	111,383
Total	$104,311	$8,544	$112,855
Number of Securities in a Continuous Loss Position	319	16	335

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$14	$—	$14
12 Months or Longer	2,143	402	2,545
Total	$2,157	$402	$2,559

Disaggregated Details:
Municipal Securities, at Amortized Cost	$122,450
Municipal Securities, at Fair Value	120,293
US Government Agency Securities, at Amortized Cost		$3,114
US Government Agency Securities, at Fair Value		2,954

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
Government Sponsored Entity Securities, at Amortized Cost		5,831
Government Sponsored Entity Securities, at Fair Value		5,589

December 31, 2022
Held-To-Maturity Securities, at Amortized Cost	$163,600	$11,764	$175,364
Gross Unrealized Gains	1	—	1
Gross Unrealized Losses	(3,131)	(611)	(3,742)
Held-To-Maturity Securities, at Fair Value	$160,470	$11,153	$171,623
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			142,982

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$137,773	$11,153	$148,926
12 Months or Longer	—	—	—
Total	$137,773	$11,153	$148,926
Number of Securities in a Continuous Loss Position	397	16	413

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3,131	$611	$3,742
12 Months or Longer	—	—	—
Total	$3,131	$611	$3,742

Disaggregated Details:
Municipal Securities, at Amortized Cost	$163,600
Municipal Securities, at Fair Value	160,470
US Government Agency Securities, at Amortized Cost		$3,898
US Government Agency Securities, at Fair Value		3,687
Government Sponsored Entity Securities, at Amortized Cost		7,866
Government Sponsored Entity Securities, at Fair Value		7,466

In the tables above, maturities of mortgage-backed securities are included based on their contractual average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for December 31, 2023 and December 31, 2022 do not reflect any deterioration of the credit worthiness of the issuing entities.
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at December 31, 2023, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Arrow carried no allowance for credit loss at December 31, 2023 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during 2023.
Arrow's held to maturity debt securities are comprised of securities issued by U.S. government agencies or U.S. government-sponsored enterprises or state and municipal obligations. U.S. government agencies and U.S. government-sponsored enterprise securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of December 31, 2023.

The following table is the schedule of Equity Securities at December 31, 2023 and 2022.

Equity Securities

	December 31,
	2023	2022
Equity Securities, at Fair Value	$1,925	$2,174

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Net Gain on Equity Securities	$9,005	$427
Less: Net Gain recognized during the reporting period on equity securities sold during the period	9,254	—
Unrealized Net (Loss) Gain recognized during the reporting period on equity securities still held at the reporting date	$(249)	$427

Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock (at cost)

	December 31,
	2023	2022
Federal Reserve Bank Stock	$1,197	$1,180
Federal Home Loan Bank Stock	3,852	4,884
Total Federal Reserve Bank and Federal Home Loan Bank Stock	$5,049	$6,064

Note 5:LOANS (Dollars In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of December 31, 2023 and December 31, 2022 and an analysis of the recorded investment in loans that are past due at these dates. Loans held-for-sale of $165 and $656 as of December 31, 2023, and December 31, 2022, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2023
Loans Past Due 30-59 Days	$298	$—	$13,511	$3,715	$17,524
Loans Past Due 60-89 Days	21	636	5,579	861	7,097
Loans Past Due 90 or More Days	30	15,308	1,801	3,140	20,279
Total Loans Past Due	349	15,944	20,891	7,716	44,900
Current Loans	155,875	729,543	1,090,776	1,191,814	3,168,008
Total Loans	$156,224	$745,487	$1,111,667	$1,199,530	$3,212,908

December 31, 2022
Loans Past Due 30-59 Days	$48	$370	$13,657	$1,833	$15,908
Loans Past Due 60-89 Days	33	—	4,517	112	4,662
Loans Past Due 90 or More Days	44	—	3,503	4,790	8,337
Total Loans Past Due	125	370	21,677	6,735	28,907
Current Loans	140,168	706,652	1,043,458	1,064,022	2,954,300
Total Loans	$140,293	$707,022	$1,065,135	$1,070,757	$2,983,207

Schedule of Non Accrual Loans by Category
		Commercial
December 31, 2023	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$6	$446	$452
Nonaccrual Loans	30	15,308	1,877	3,430	20,645
Nonaccrual With No Allowance for Credit Loss	30	15,308	1,877	3,430	20,645
Interest Income on Nonaccrual Loans	—	—	—	—	—

December 31, 2022
Loans 90 or More Days Past Due and Still Accruing Interest	$44	$—	$—	$1,113	$1,157
Nonaccrual Loans	8	3,110	3,503	4,136	10,757

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

Schedule of Supplemental Loan Information

	2023	2022
Supplemental Information:
Unamortized deferred loan origination costs, net of deferred loan origination fees, included in the above balances	$6,240	$6,774
Overdrawn deposit accounts, included in the above balances	180	298
Pledged loans under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank of New York	576,602	663,259
Residential real estate loans serviced for Freddie Mac, not included in the balances above	178,284	195,133

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
The December 31, 2023 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflects the economic conditions with a deterioration in the national unemployment rate of approximately 0.03% during the six-quarter forecast period, while forecasted gross domestic product projected an improvement of approximately 0.17%. The home price index (HPI) forecast improved approximately 4.0% from the previous quarter level. Key assumptions utilized in the CECL calculation include loan segmentation, credit loss regression analysis, reasonable and supportable forecast period, reversion period, discounted cash flow inputs including economic forecast data and prepayment and curtailment speeds and qualitative factors. Key assumptions are reviewed and approved on a quarterly basis. Driven by current economic forecasts, loan growth and net charge offs during the year, the provision for credit losses in 2023 was $3.4 million. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of December 31, 2023.

The following table details activity in the allowance for credit losses on loans for the twelve months ended December 31, 2023 and December 31, 2022

Allowance for Credit Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Rollforward of the Allowance for Credit Losses for the Year Ended:

December 31, 2022	$1,961	$15,213	$2,585	$10,193	$29,952
Charge-offs	—	—	(5,123)	(54)	(5,177)
Recoveries	—	—	3,109	—	3,109
Provision	(3)	308	1,995	1,081	3,381
December 31, 2023	$1,958	$15,521	$2,566	$11,220	$31,265

December 31, 2021	$2,298	$13,136	$2,402	$9,445	$27,281
Charge-offs	(34)	—	(4,079)	(30)	(4,143)
Recoveries	43	—	1,973	—	2,016
Provision	(346)	2,077	2,289	778	4,798
December 31, 2022	$1,961	$15,213	$2,585	$10,193	$29,952

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. Changes in the allowance are reflected in other operating expenses within the non-interest expense category. As of December 31, 2023, the total unfunded commitment off-balance sheet credit exposure was $1.6 million.

Individually Evaluated Loans

All loans not included in the vintage analysis method that exceed $250,000, which are on nonaccrual status, are evaluated on an individual basis. Arrow made the policy election to apply a practical expedient for collateral dependent financial assets when the borrower is experiencing financial difficulty and the repayment is expected through the sale of the collateral. This allows Arrow to use fair value of the collateral at the reporting date adjusted for estimated cost to sell when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operating of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. As of December 31, 2023, there were four total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $16.8 million and none had an allowance for credit loss.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2023 and December 31, 2022:

December 31, 2023	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	15,308	15,308
Consumer	—	—	—
Residential	1,446	—	1,446
Total	$1,446	$15,308	$16,754

December 31, 2022	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	3,110	3,110
Consumer	—	—	—
Residential	1,963	—	1,963
Total	$1,963	$3,110	$5,073

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
December 31, 2023
Ending Loan Balance - Collectively Evaluated	$156,224	$730,179	$1,111,667	$1,198,084	$3,196,154
Allowance for Credit Losses - Loans Collectively Evaluated	1,958	15,521	2,566	11,220	31,265

Ending Loan Balance - Individually Evaluated	—	15,308	—	1,446	16,754
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

	Commercial	Commercial Real Estate	Consumer	Residential	Total
December 31, 2022
Ending Loan Balance - Collectively Evaluated	$140,293	$703,912	$1,065,135	$1,068,794	$2,978,134
Allowance for Credit Losses - Loans Collectively Evaluated	1,961	15,213	2,585	10,193	$29,952

Ending Loan Balance - Individually Evaluated	—	3,110	—	1,963	5,073
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

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

Loan Credit Quality Indicators and Modifications
Arrow adopted ASU 2022-02, "Troubled Debt Restructurings and Vintage Disclosures)" ("ASU 2022-02") effective January 1, 2023. ASU 2022-02 requires that entities disclose current-period gross charge-offs by year of origination for loans and leases, which has been incorporated in the credit quality table below.

In 2023,any loan modifications were in the form of short-term forbearance of interest payments and/or other insignificant actions and were immaterial in nature and do not meet the criteria for the modification disclosure as described in ASU 2022-02.

The following table presents credit quality indicators by total loans amortized cost basis by origination year as of December 31, 2023 and December 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial:
Risk rating
Satisfactory	$54,584	$34,047	$23,470	$9,655	$4,107	$13,360	$8,586	$—	$147,809
Special mention	—	—	—	117	—	—	—	—	117
Substandard	—	—	—	—	—	3,199	5,099	—	8,298
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$54,584	$34,047	$23,470	$9,772	$4,107	$16,559	$13,685	$—	$156,224

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—			$—

Commercial Real Estate:
Risk rating
Satisfactory	$81,582	$151,818	$105,365	$120,845	$41,406	$174,516	$1,667	$—	$677,199
Special mention	—	10,439	—	—	—	4,084	—	—	14,523
Substandard	150	9,169	1,670	2,533	791	38,955	497	—	53,765
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$81,732	$171,426	$107,035	$123,378	$42,197	$217,555	$2,164	$—	$745,487

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—			$—

Consumer:
Risk rating
Performing	$405,099	$355,217	$195,799	$93,708	$44,206	$15,252	$—	$—	$1,109,281
Nonperforming	208	783	551	210	81	85	468	—	2,386
Total Consumer Loans	$405,307	$356,000	$196,350	$93,918	$44,287	$15,337	$468	$—	$1,111,667

Current-period gross charge-offs	$366	$1,368	$2,122	$604	$397	$266			$5,123

Residential:
Risk rating
Performing	$161,878	$231,365	$192,588	$116,451	$73,875	$296,935	$122,573	$—	$1,195,665
Nonperforming	—	—	444	666	127	2,268	360	—	3,865
Total Residential Loans	$161,878	$231,365	$193,032	$117,117	$74,002	$299,203	$122,933	$—	$1,199,530

Current-period gross charge-offs	$—	$—	$—	$21	$—	$33			$54

Total Loans	$703,501	$792,838	$519,887	$344,185	$164,593	$548,654	$139,250	$—	$3,212,908

Total gross charge-offs	$366	$1,368	$2,122	$625	$397	$299			$5,177

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial:
Risk rating
Satisfactory	$42,038	$28,718	$16,870	$7,857	$8,129	$20,379	$8,909	$—	$132,900
Special mention	—	—	—	—	—	30	30	—	60
Substandard	—	—	255	478	—	3,464	3,136	—	7,333
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$42,038	$28,718	$17,125	$8,335	$8,129	$23,873	$12,075	$—	$140,293

Commercial Real Estate:
Risk rating
Satisfactory	$152,858	$115,111	$121,811	$43,647	$63,913	$159,876	$1,603	$—	$658,819
Special mention	9,678	—	—	—	789	241	—	—	10,708
Substandard	607	—	5,807	812	4,371	25,677	221	—	37,495
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$163,143	$115,111	$127,618	$44,459	$69,073	$185,794	$1,824	$—	$707,022

Consumer:
Risk rating
Performing	$482,530	$284,831	$154,819	$88,165	$38,852	$12,032	$504	$—	$1,061,733
Nonperforming	758	1,468	607	325	157	87	—	—	3,402
Total Consumer Loans	$483,288	$286,299	$155,426	$88,490	$39,009	$12,119	$504	$—	$1,065,135

Residential:
Risk rating
Performing	$210,565	$198,195	$128,372	$82,965	$74,281	$259,787	$111,563	$—	$1,065,728
Nonperforming	—	255	939	597	520	2,311	407	—	5,029
Total Residential Loans	$210,565	$198,450	$129,311	$83,562	$74,801	$262,098	$111,970	$—	$1,070,757

Total Loans	$899,034	$628,578	$429,480	$224,846	$191,012	$483,884	$126,373	$—	$2,983,207

For the purposes of the table above, nonperforming consumer and residential loans were those loans on nonaccrual status or are 90 days or more past due and still accruing interest.
The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $2.6 million.
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

Note 6:PREMISES AND EQUIPMENT (Dollars In Thousands)

A summary of premises and equipment at December 31, 2023 and 2022 is presented below:

	2023	2022
Land and Bank Premises	$60,123	$41,295
Equipment, Furniture and Fixtures	37,948	35,107
Construction in Progress	1,099	15,855
Leasehold Improvements	5,127	5,083
Total Cost	104,297	97,340
Accumulated Depreciation and Amortization	(49,115)	(45,486)
Net Owned Premises and Equipment	55,182	51,854
Leased Assets (see Note 18)	4,460	4,637
Net Premises and Equipment	$59,642	$56,491

Amounts charged to expense for depreciation totaled $3,752, $3,330 and $2,993 in 2023, 2022 and 2021, respectively. During 2023 the multi-year renovation project to enhance and improve the downtown Glens Falls Main Campus was completed and accordingly,amounts previously reflected in Construction in Progress were transferred into the appropriate asset category.

Note 7:OTHER INTANGIBLE ASSETS (Dollars In Thousands)

The following table presents information on Arrow’s other intangible assets (other than goodwill) as of December 31, 2023, 2022 and 2021:

	Depositor Intangibles	Mortgage Servicing Rights[1]	Customer Intangibles[2]	Total
Gross Carrying Amount, December 31, 2023	$2,247	$3,296	$4,382	$9,925
Accumulated Amortization	(2,247)	(2,725)	(3,843)	(8,815)
Net Carrying Amount, December 31, 2023	$—	$571	$539	$1,110
Gross Carrying Amount, December 31, 2022	$2,247	$3,296	$4,382	$9,925
Accumulated Amortization	(2,247)	(2,511)	(3,667)	(8,425)
Net Carrying Amount, December 31, 2022	$—	$785	$715	$1,500

Rollforward of Intangible Assets:
Balance, December 31, 2020	$—	$832	$1,118	$1,950
Intangible Assets Acquired	—	436	—	436
Intangible Assets Disposed	—	—	—	—
Amortization of Intangible Assets	—	(258)	(210)	(468)
Balance, December 31, 2021	—	1,010	908	1,918
Intangible Assets Acquired	—	10	—	10
Intangible Assets Disposed	—	—	—	—
Amortization of Intangible Assets	—	(235)	(193)	(428)
Balance, December 31, 2022	—	785	715	1,500
Intangible Assets Acquired	—	—	—	—
Intangible Assets Disposed	—	—	—	—
Amortization of Intangible Assets	—	(214)	(176)	(390)
Balance, December 31, 2023	$—	$571	$539	$1,110

1 Amortization of mortgage servicing rights is reported in the Consolidated Statements of Income as a reduction of mortgage servicing fee income, which is included with fees for other services to customers.
2 Amortization of customer intangibles are reported in the Consolidated Statements of Income as a component of other operating expense.

The following table presents the remaining estimated annual amortization expense for Arrow's intangible assets as of December 31, 2023:

	Mortgage Servicing Rights	Customer Intangibles	Total
Estimated Annual Amortization Expense:
2024	$206	$155	$361
2025	195	107	302
2026	144	89	233
2027	25	72	97
2028	1	55	56
2029 and beyond	—	61	61
Total	$571	$539	$1,110

Note 8:COMMITMENTS AND CONTINGENCIES (Dollars In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of December 31, 2023 and 2022:

Balance at December 31,	2023	2022
Notional Amount:
Commitments to Extend Credit	$444,256	$424,197
Standby Letters of Credit	3,824	3,627
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	—	2

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at December 31, 2023 and 2022 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2023 and 2022 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
In the normal course of business, Arrow and its subsidiary banks become involved in a variety of routine legal proceedings.  At present, there are no legal proceedings pending or threatened, which in the opinion of management and counsel, would result in a material loss to Arrow, except as noted below. Legal expenses incurred in connection with loss contingencies are expensed as incurred.
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

On June 23, 2023, Robert C. Ashe filed a putative class action complaint (Ashe Lawsuit) against the Company in the United States District Court for the Northern District of New York. In addition to the Company, the complaint names as defendants Thomas J. Murphy, the Company’s former CEO and from September 30, 2022 to February 20, 2023, its interim CFO, Edward J. Campanella, the Company’s former CFO, and Penko Ivanov, the Company’s current CFO (“Individual Defendants” and, together with the Company, the "Defendants"). The complaint alleges that the Defendants made materially false and misleading statements regarding the Company’s business, operations and compliance policies in the Company’s public filings between March 12, 2022 and May 12, 2023. The complaint further alleges that the Individual Defendants are liable for these materially false and misleading statements as "controlling persons" of the Company. Based on these allegations, the complaint brings two claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and of Section 20(a) of the Exchange Act. Mr. Ashe, on behalf of a purported class of shareholders, seeks compensatory damages as well as recovery of the costs and fees associated with the litigation. ~~.~~ On December 5, 2023, plaintiff Ashe filed an amended complaint that changed the putative class period to the period from August 5, 2022 through May 12, 2023, but challenged substantially the same statements on the same basis. On February 9, 2024, the Company moved ~~to~~ dismiss the action in its entirety. That motion is scheduled to be fully briefed on May 6, 2024. All discovery in the action is stayed pending a decision on that motion.. The Company continues to believes the lawsuit to be without merit and expressly denies any wrongdoing in connection with the matters claimed in the complaint and intends to vigorously defend the lawsuit.
On December 12, 2023 the Company become aware that Stephen Bull filed a complaint (Shareholder Derivative Complaint or Derivative Case) on behalf of Arrow against the three individual defendants in the Ashe Lawsuit as well as against all members of Arrow’s board of directors during the class period in Ashe. The Company is named solely as a nominal defendant in the action and would be the beneficiary of any recovery. The Shareholder Derivative Complaint alleges breaches of fiduciary duty (i) by the Ashe individual defendants based on substantially the same allegedly misleading statements pleaded in the Ashe complaint; and (ii) the director defendants by failing adequately to oversee the individual defendants and maintain internal and disclosure controls. Plaintiffs seek (i) unspecified damages (which would be payable to the Company) for costs incurred as a result of the alleged misstatements, including costs of investigation, remediation, and litigation, (ii) repayment of the director defendants’ compensation on a unjust enrichment theory, and (iii) , an order directing the Company to take all necessary actions to reform and improve its corporate governance, and the recovery of costs and fees associated with the litigation. The Shareholder Derivative Complaint also asserts various federal securities claims based on the same alleged misrepresentations~~.~~ On March 5, 2024, the parties filed a stipulation under which the defendants accepted service and the case will be stayed pending disposition of the motion to dismiss the Ashe action.
The Company intends to vigorously defend itself against the class action and derivative claims.

Note 9:TIME DEPOSITS (Dollars In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2023:

Year of Maturity	Total Time Deposits
2024	$626,010
2025	25,250
2026	5,535
2027	4,098
2028	2,183
2029 and beyond	—
Total	$663,076

Note 10:DEBT (Dollars in Thousands)

Schedule of Borrowings:

	2023	2022
Balances at December 31:
FHLBNY Overnight Advances	20,000	27,000
FHLBNY Term Advances	6,500	27,800
Total Borrowings	$26,500	$54,800

Maximum Borrowing Capacity at December 31:
Federal Funds Purchased	$28,000	$52,000
Federal Home Loan Bank of New York	576,602	663,259
Federal Reserve Bank of New York	738,511	649,112

Available Borrowing Capacity at December 31:
Federal Funds Purchased	$28,000	$52,000
Federal Home Loan Bank of New York	550,102	608,458
Federal Reserve Bank of New York	738,511	649,112

Arrow's subsidiary banks have in place unsecured federal funds lines of credit with two correspondent banks. As a member of the FHLBNY, Arrow participates in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock and any loans secured by real estate such as commercial real estate, residential real estate and home equity loans (see Notes 4: Investment Securities, and 5: Loans to the Consolidated Financial Statements). The maximum borrowing capacities at the FHLBNY and FRB are determined based on the fair value of the collateral pledged, subject to discounts determined by the respective lenders. As of December 31, 2023, the carrying cost for the FHLBNY collateral was approximately $865 million and approximately $1.0 billion for the FRB. As of December 31, 2023, the fair value for the FHLBNY collateral was approximately $703 million and approximately $1.0 billion for the FRB.  The investment in FHLBNY stock is proportional to the total of Arrow's overnight and term advances (see the Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock in Note 4, Investment Securities, to the Consolidated Financial Statements). Arrow's bank subsidiaries have also established borrowing facilities with the Federal Reserve Bank of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5, Loans, to the Consolidated Financial Statements).

Long Term Debt - FHLBNY Term Advances

In addition to overnight advances, Arrow also borrows longer-term funds from the FHLBNY.

Maturity Schedule of FHLBNY Term Advances:

	Balances		Weighted Average Rate

Final Maturity	2023	2022	2023	2022
First Year	$4,250	$27,800	5.80%	2.70%
Second Year	2,250	—	5.38%	—%
Total	$6,500	$27,800	5.66%	2.70%

Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

During 2023, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2023, 2022 and 2021 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income for the three years.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	2023	2022
ACST II
Balance at December 31,	$10,000	$10,000
Period End:
Variable Interest Rate	8.74%	6.82%
Fixed Interest Rate resulting from cash flow hedge agreement	4.00%	4.00%

ACST III
Balance at December 31,	$10,000	$10,000
Period End:
Variable Interest Rate	7.59%	5.67%
Fixed Interest Rate resulting from cash flow hedge agreement	2.86%	2.86%

Note 11:COMPREHENSIVE INCOME (LOSS), NET OF TAX (Dollars In Thousands)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021:

Schedule of Comprehensive Income (Loss)
	Before-Tax Amount	Tax (Benefit) Expense	Net-of-Tax Amount
2023
Net Unrealized Securities Holding Gains Arising During the Period	$14,070	(3,629)	10,441
Reclassification Adjustment for Securities Losses Included in Net Income	9,097	(2,345)	6,752
Net Unrealized Gains on Cash Flow Swap	(3,908)	1,008	(2,900)
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements	750	(193)	557
Net Retirement Plan Loss	2,354	(607)	1,747
Prior Service Cost	(526)	135	(391)
Amortization of Net Retirement Plan Actuarial Loss	(162)	43	(119)
Amortization of Net Retirement Plan Prior Service Cost	205	(53)	152
Other Comprehensive Income	$21,880	(5,641)	16,239

2022
Net Unrealized Securities Holding Losses Arising During the Period	$(64,774)	16,547	(48,227)
Net Unrealized Gains on Cash Flow Swap	3,467	(885)	2,582
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements	204	(52)	152
Net Retirement Plan Loss	(6,938)	1,791	(5,147)
Settlement Cost	577	(149)	428
Amortization of Net Retirement Plan Actuarial Loss	56	(15)	41
Amortization of Net Retirement Plan Prior Service Cost	228	(59)	169
Other Comprehensive Loss	$(67,180)	17,178	(50,002)

2021
Net Unrealized Securities Holding Losses Arising During the Period	$(8,616)	2,203	(6,413)
Net Unrealized Gains on Cash Flow Swap	1,249	(320)	929
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements	(126)	32	(94)
Net Retirement Plan Loss	8,733	(2,233)	6,500
Amortization of Net Retirement Plan Actuarial Loss	91	(23)	68
Amortization of Net Retirement Plan Prior Service Cost	232	(59)	173
Other Comprehensive Income	$1,563	(400)	1,163

    The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)

	Unrealized		Defined Benefit Plan Items
	Gains and	Unrealized
	Losses on	Gain On	Net	Net Prior
	Available-for-	Cash Flow	Actuarial	Service
	Sale Securities	Swap	Gain (Loss)	(Cost ) Credit	Total
For the Year-To-Date periods ended:

December 31, 2022	$(48,841)	4,054	(4,467)	(401)	(49,655)
Other comprehensive income (loss) before reclassifications	10,441	(2,900)	1,747	(391)	8,897
Amounts reclassified from accumulated other comprehensive income (loss)	6,752	557	(119)	152	7,342
Net current-period other comprehensive income (loss)	17,193	(2,343)	1,628	(239)	16,239
December 31, 2023	$(31,648)	1,711	(2,839)	(640)	(33,416)

December 31, 2021	$(614)	1,320	639	(998)	347
Other comprehensive (loss) income before reclassifications	(48,227)	2,582	(5,147)	428	(50,364)
Amounts reclassified from accumulated other comprehensive income	—	152	41	169	362
Net current-period other comprehensive (loss) income	(48,227)	2,734	(5,106)	597	(50,002)
December 31, 2022	$(48,841)	4,054	(4,467)	(401)	(49,655)

December 31, 2020	$5,799	485	(5,929)	(1,171)	(816)
Other comprehensive (loss) income before reclassifications	(6,413)	929	6,500	—	1,016
Amounts reclassified from accumulated other comprehensive (loss) income	—	(94)	68	173	147
Net current-period other comprehensive (loss) income	(6,413)	835	6,568	173	1,163
December 31, 2021	$(614)	1,320	639	(998)	347

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of accumulated other comprehensive income (loss)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (1)

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income (Loss)		Where Net Income Is Presented

For the Year-to-date periods ended:

December 31, 2023

Reclassification of unrealized gains and losses on available-for-sale securities	$(9,097)		Net (Loss) Gain on Securities
Reclassification of net unrealized gain on cash flow hedge agreements	(750)		Interest Expense
Amortization of defined benefit pension items
Prior-service credit	(205)	(2)	Salaries and Employee Benefits
Actuarial Loss	162	(2)	Salaries and Employee Benefits
	(9,890)		Total before tax
	2,548		Provision for Income Taxes
Total reclassifications for the period	$(7,342)		Net of tax

December 31, 2022

Reclassification of net unrealized gain on cash flow hedge agreements	(204)		Interest Expense

Amortization of defined benefit pension items
Prior-service credit	$(228)	(2)	Salaries and Employee Benefits
Actuarial Loss	(56)	(2)	Salaries and Employee Benefits
	(488)		Total before tax
	126		Provision for Income Taxes
Total reclassifications for the period	$(362)		Net of tax

December 31, 2021

Reclassification of net unrealized gain on cash flow hedge agreements	126		Interest Expense
Amortization of defined benefit pension items
Prior-service credit	$(232)	(2)	Salaries and Employee Benefits
Actuarial Loss	(91)	(2)	Salaries and Employee Benefits
	(197)		Total before tax
	50		Provision for Income Taxes
Total reclassifications for the period	$(147)		Net of tax

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

Shares Available for Grant at December 31, 2023	414,561

Stock Options - Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

The following table summarizes information about stock option activity for the year ended December 31, 2023.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	287,444	$28.56
Granted	57,680	$31.47
Exercised	(4,677)	$20.62
Forfeited	(35,139)	$30.91
Outstanding at December 31, 2023	305,308	$28.96	5.35	$—
Vested at Period-End	206,850	$27.84	4.00	$21
Expected to Vest	98,458	$31.32	8.19	$—

The following is the Schedule of Stock Options Granted Under the Long Term Incentive Plan by Exercise Price Range.

	Exercise Price Ranges
	$18.97	$19.99 to $20.41	$27.04 to $27.47	$30.26	$31.34 to $33.78	Total
Outstanding at December 31, 2023
Number of Stock Options Outstanding	8,757	20,466	115,903	28,917	131,265	305,308
Weighted-Average Remaining Contractual Life (in years)	0.09	1.61	4.81	3.08	7.27	5.35
Weighted-Average Exercise Price	$18.97	$20.21	$27.26	$30.26	$32.20	$28.96

Vested at December 31, 2023
Number of Stock Options Outstanding	8,757	20,466	97,864	28,917	50,846	206,850
Weighted-Average Remaining Contractual Life (in years)	0.09	1.61	4.39	3.08	5.43	4.00
Weighted-Average Exercise Price	$18.97	$20.21	$27.30	$30.26	$32.08	$27.84

    The following is the Schedule of Other Information on Stock Options Granted.

	2023	2022	2021
Stock Options Granted	57,680	60,471	60,646
Weighted Average Grant Date Information:
Fair Value of Options Granted	$7.78	$7.21	$4.44
Fair Value Assumptions:
Dividend Yield	3.30%	2.90%	3.41%
Expected Volatility	28.38%	27.15%	26.53%
Risk Free Interest Rate	3.57%	1.69%	0.49%
Expected Lives (in years)	8.34	8.56	8.75

Amount Expensed During the Year	$284	$312	$282
Compensation Costs for Non-vested Awards Not Yet Recognized	536	542	427
Weighted Average Expected Vesting Period, In Years	2.29	2.22	2.16
Proceeds From Stock Options Exercised	$96	$631	$1,505
Tax Benefits Related to Stock Options Exercised	11	34	69
Intrinsic Value of Stock Options Exercised	34	338	439

Restricted Stock Units - Historically, the Company has granted restricted stock units which gives the recipient the right to receive shares of Company stock upon vesting. The fair value of each restricted stock unit is the market value of Company stock on the date of grant. 100% of the restricted stock unit awards vest three years from the grant date, unless vested or forfeited prior to vesting in accordance with the terms of the award. Once vested, the restricted stock units become vested units and are no longer forfeitable. Vested units settle upon retirement of the recipient. Unvested restricted stock unit awards will generally be forfeited if the recipient ceases to be employed by the Company, with limited exceptions.

The following table summarizes information about restricted stock unit activity for the year ended December 31, 2023.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	13,925	$30.47
Granted	5164	31.47
Vested	(19,089)	30.74
Non-vested at December 31, 2023	—	—

Non-vested at January 1, 2022	14,007	$28.42
Granted	4,441	33.78
Vested	(4,523)	27.35
Non-vested at December 31, 2022	13,925	30.47

Non-vested at January 1, 2021	12,744	$28.94
Granted	5,177	26.90
Vested	(3,914)	28.11
Non-vested at December 31, 2021	14,007	28.42

The following table presents information on the amounts expensed related to Restricted Stock Units awarded pursuant to the Long Term Incentive Plan for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Amount Expensed During the Year	$321	$141	$132
Compensation Costs for Non-vested Awards Not Yet Recognized	—	158	149

Employee Stock Purchase Plan

In April 2023, Arrow suspended the operation of the ESPP as a result of the now resolved delay in filing the 2022 Form 10-K and the 2023 Q1 Form 10-Q and the related effects under applicable securities laws. In October 2023, the Board of Directors approved the adoption of the 2023 ESPP, which is intended to satisfy all requirements of Section 423 of the Internal Revenue

Code, which was effective January 1, 2024. Under the new qualified 2023 ESPP, the amount of the discount is 10%. Until its suspension due to the filing delays, Arrow sponsored an ESPP under which employees purchased Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan. The new qualified 2023 ESPP will be submitted to the Arrow shareholders for approval at the next annual meeting of shareholders. In the event the shareholders of the Company do not approve the 2023 ESPP at the Annual Meeting: (i) the 2023 ESPP shall immediately terminate; (ii) all amounts contributed by each participant in the 2023 ESPP which have not been used to purchase Common Stock will be returned to such participant as soon as practicable; and (iii) purchases under the 2023 ESPP made from the Inception Date through the date of termination of the 2023 ESPP shall not be treated as purchased pursuant to an employee stock purchase plan that satisfies Section 423 of the Code and participants would not qualify for favorable tax treatment of such purchases.

Employee Stock Ownership Plan

Arrow maintains an employee stock ownership plan.  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements. The Company makes voluntary cash contributions to the Plan each year.

Schedule of ESOP Compensation Expense

	2023	2022	2021
ESOP Compensation Expense	$1,540	$1,457	$1,487

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
As of December 31, 2023, Arrow uses the sex-distinct Amount-Weighted Pri-2012 Mortality Tables for employees, healthy retirees and contingent survivors, with mortality improvements projected using Scale MP-2021 on a generational basis for the Pension Plan and the sex-distinct Amount-Weighted White Collar Pri-2012 Mortality Tables for employees, healthy retirees and contingent survivors, with mortality improvements projected using Scale MP-2021 on a generational basis for the Select Executive Retirement Plan.
Segment interest rates of 5.50%, 5.76% and 5.83% were used in determining the present value of a lump sum payment/annuitizing cash balance accounts as of December 31, 2023.
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
Settlement accounting is required when lump sum payments during a fiscal year exceed that fiscal year's Service Cost plus Interest Cost components of the Net Periodic Pension Cost. For 2023, settlement accounting was not required. For 2022, the sum of the Service Cost and Interest Cost was $3.3 million and the 2022 total lump sum payments exceeded that amount. The Plan therefore recognized in the 2022 Net Periodic Pension Cost a portion of the Unamortized Net (Gain)/Loss equal to the ratio of the projected benefit obligation for the participants that received a lump sum to the total projected benefit obligation. As of December 31, 2022, the Unamortized Net Loss prior to reflecting settlement accounting was $7.2 million. The ratio of the projected benefit obligation for participants that received a lump sum to the total projected benefit obligation was 8.06%. The effect of the settlement that was recognized in the 2022 Net Periodic Pension Cost was $577 thousand, which has been fully reflected in the 2022 Net Periodic Cost.

The following tables set forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Defined Benefit Plan Funded Status
December 31, 2023
Fair Value of Plan Assets	$59,199	$—	$—
Benefit Obligation	42,914	6,904	6,221
Funded Status of Plan	$16,285	$(6,904)	$(6,221)

December 31, 2022
Fair Value of Plan Assets	$54,300	$—	$—
Benefit Obligation	39,528	6,070	6,482
Funded Status of Plan	$14,772	$(6,070)	$(6,482)

Change in Benefit Obligation
Benefit Obligation, at January 1, 2023	$39,528	$6,070	$6,482
Service Cost [1]	1,593	570	56
Interest Cost [2]	2,099	336	332
Plan Participants' Contributions	—	—	459
Amendments / Curtailments / Special Termination	526	—	—
Actuarial Gain (Loss)	2,125	357	(397)
Benefits Paid	(2,957)	(429)	(711)
Benefit Obligation, at December 31, 2023	$42,914	$6,904	$6,221

Benefit Obligation, at January 1, 2022	$45,659	$6,455	$7,994
Service Cost [1]	1,877	835	90
Interest Cost [2]	1,439	225	248
Plan Participants' Contributions	—	—	427
Actuarial Loss	(4,555)	(983)	(1,571)
Benefits Paid	(4,892)	(462)	(706)
Benefit Obligation, at December 31, 2022	$39,528	$6,070	$6,482

Change in Fair Value of Plan Assets
Fair Value of Plan Assets, at January 1, 2023	$54,300	$—	$—
Actual Return on Plan Assets	7,856	—	—
Employer Contributions	—	429	252
Plan Participants' Contributions	—	—	459
Benefits Paid	(2,957)	(429)	(711)
Fair Value of Plan Assets, at December 31, 2023	$59,199	$—	$—

Fair Value of Plan Assets, at January 1, 2022	$68,925	$—	$—
Actual Return on Plan Assets	(9,733)	—	—

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Employer Contributions	—	462	279
Plan Participants' Contributions	—	—	427
Benefits Paid	(4,892)	(462)	(706)
Fair Value of Plan Assets, at December 31, 2022	$54,300	$—	$—

Accumulated Benefit Obligation at December 31, 2023	$42,900	$6,904	$6,221

Amounts Recognized in the Consolidated Balance Sheets
December 31, 2023
Prepaid Pension Asset	$16,285	$—	$—
Accrued Benefit Liability	—	(6,904)	(6,221)
Net Benefit (Expense) Recognized	$16,285	$(6,904)	$(6,221)

December 31, 2022
Prepaid Pension Asset	$14,772	$—	$—
Accrued Benefit Liability	—	(6,070)	(6,482)
Net Benefit (Expense) Recognized	$14,772	$(6,070)	$(6,482)

Amounts Recognized in Other Comprehensive Income (Loss)
For the Year Ended December 31, 2023
Net Unamortized (Gain) Loss Arising During the Period	$(2,315)	$358	$(397)
Prior Service Cost	526	—	—
Amortization of Net (Loss) Gain	(118)	(73)	353
Amortization of Prior Service Cost	(62)	(39)	(104)
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$(1,969)	$246	$(148)

For the Year Ended December 31, 2022
Net Unamortized Loss (Gain) Arising During the Period	$9,492	$(983)	$(1,571)
Amortization of Net (Loss) Gain	—	(212)	156
Amortization of Prior Service Cost	(78)	(44)	(106)
Settlement Cost	(577)	—	—
Total Other Comprehensive Income (Loss) for Pension and Other Postretirement Benefit Plans	$8,837	$(1,239)	$(1,521)

For the Year Ended December 31, 2021
Net Unamortized (Gain) Loss Arising During the Period	$(7,826)	$332	$(1,239)
Amortization of Net (Loss) Gain	—	(178)	87
Amortization of Prior Service Cost	(78)	(48)	(106)
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$(7,904)	$106	$(1,258)

Accumulated Other Comprehensive Income
December 31, 2023
Net Actuarial Loss (Gain)	$4,141	$1,739	$(2,641)
Prior Service Cost	840	330	262
Total Accumulated Other Comprehensive Income (Loss), Before Tax	$4,981	$2,069	$(2,379)

December 31, 2022
Net Actuarial Loss (Gain)	$6,574	$1,453	$(2,597)
Prior Service Cost	376	370	366
Total Accumulated Other Comprehensive Income (Loss), Before Tax	$6,950	$1,823	$(2,231)

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans

Net Periodic Benefit Cost
For the Year Ended December 31, 2023
Service Cost [1]	$1,593	$570	$56
Interest Cost [2]	2,099	336	332
Expected Return on Plan Assets [2]	(3,416)	—	—
Amortization of Prior Service Cost [2]	62	39	104
Amortization of Net Loss (Gain) [2]	118	73	(353)
Net Periodic Benefit Cost	$456	$1,018	$139

For the Year Ended December 31, 2022
Service Cost [1]	$1,877	$835	$90
Interest Cost [2]	1,439	225	248
Expected Return on Plan Assets [2]	(4,314)	—	—
Amortization of Prior Service Cost [2]	77	44	106
Amortization of Net Loss [2]	—	212	(156)
Settlement Cost [2]	577	—	—
Net Periodic Benefit (Income) Cost	$(344)	$1,316	$288

For the Year Ended December 31, 2021
Service Cost [1]	$1,934	$582	$109
Interest Cost [2]	1,365	191	249
Expected Return on Plan Assets [2]	(3,780)	—	—
Amortization of Prior Service Cost [2]	78	48	106
Amortization of Net Loss (Gain) [2]	—	178	(87)
Net Periodic Benefit (Income) Cost	$(403)	$999	$377

Weighted-Average Assumptions Used in Calculating Benefit Obligation
December 31, 2023
Discount Rate	5.52%	5.53%	5.51%
Rate of Compensation Increase	4.00%	4.00%	4.00%
Interest Rate Credit for Determining Projected Cash Balance Account	4.66%	4.66%
Interest Rates segments to Annuitize Cash Balance Account (Segment 1, Segment 2 and Segment 3, respectively)	5.50%, 5.76% and 5.83%	5.50%, 5.76% and 5.83%
Interest Rates to Convert Annuities to Actuarially Equivalent Lump Sum Amounts (Segment 1, Segment 2 and Segment 3, respectively)	5.50%,5.76% and 5.83%	5.50%, 5.76% and 5.83%

December 31, 2022
Discount Rate	5.59%	5.61%	5.62%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.99%	3.99%

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Weighted-Average Assumptions Used in Calculating Net Periodic Benefit Cost
December 31, 2023
Discount Rate	5.59%	5.61%	5.62%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.99%	3.99%
Interest Rates to Annuitize Cash Balance Account (Segment 1, Segment 2, and Segment 3, respectively)	5.50%, 5.76% and 5.83%	5.50%, 5.76% and 5.83%
Interest Rates to Convert Annuities to Actuarially Equivalent Lump Sum Amounts (Segment 1, Segment 2 and Segment 3, respectively)	5.50%, 5.76% and 5.83%	5.50%, 5.76% and 5.83%

December 31, 2022
Discount Rate	3.30%	5.61%	3.32%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.99%
Interest Rates to Annuitize Cash Balance Account (Segment 1, Segment 2, and Segment 3, respectively)	5.09%, 5.60% and 5.41%	5.09%, 5.60% and 5.41%
Interest Rates to Convert Annuities to Actuarially Equivalent Lump Sum Amounts (Segment 1, Segment 2 and Segment 3, respectively)	5.09%, 5.60% and 5.41%	5.09%, 5.60% and 5.41%

December 31, 2021
Discount Rate	3.14%	3.19%	3.17%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.00%
Interest Rates to Annuitize Cash Balance Account (Segment 1, Segment 2, and Segment 3, respectively)	1.02%, 2.72% and 3.08%	1.02%, 2.72% and 3.08%
Interest Rates to Convert Annuities to Actuarially Equivalent Lump Sum Amounts (Segment 1, Segment 2 and Segment 3, respectively)	1.02%, 2.72% and 3.08%	1.02%, 2.72% and 3.08%
Footnotes:
1.Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2.Included in Other Operating Expense on the Consolidated Statements of Income

Schedule of Defined Benefit Plan Disclosures
Information about Defined Benefit Plan Assets - Employees' Pension Plan

Fair Value Measurements Using:
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percent of Total	Target Allocation Minimum	Target Allocation Maximum
December 31, 2023
Cash	$—	$—	$—	$—	—%	—%	15.0%
Interest-Bearing Money Market Fund	1,257	—	—	1,257	2.1%	—%	15.0%
Arrow Common Stock	5,443	—	—	5,443	9.2%	—%	10.0%
North Country Funds - Equity [2]	20,012	—	—	20,012	33.8%
Other Mutual Funds - Equity	19,883	—	—	19,883	33.6%
Total Equity Funds	39,895	—	—	39,895	67.4%	55.0%	85.0%
Other Mutual Funds - Fixed Income	12,012	—	—	12,012	20.3%
Total Fixed Income Funds	12,012	—	—	12,012	20.3%	10.0%	30.0%
Alternative ETF	592	—	—	592	1.0%	—%	20.0%
Total	$59,199	$—	$—	$59,199	100.0%

December 31, 2022
Cash	$—	$—	$—	$—	—%	—%	15.0%
Interest-Bearing Money Market Fund	1,291	—	—	1,291	2.4%	—%	15.0%
Arrow Common Stock[1]	6,411	—	—	6,411	11.8%	—%	10.0%
North Country Funds - Equity [2]	20,714	—	—	20,714	38.2%
Other Mutual Funds - Equity	15,059	—	—	15,059	27.7%
Total Equity Funds	35,773	—	—	35,773	65.9%	55.0%	85.0%
North Country Funds - Fixed income [2]	—	—	—	—	—%
Other Mutual Funds - Fixed Income	6,094	—	—	6,094	11.2%
Total Fixed Income Funds	6,094	—	—	6,094	11.2%	10.0%	30.0%
Alternative ETF	4,731	—	—	4,731	8.7%	—%	20.0%
Total	$54,300	$—	$—	$54,300	100.0%

Footnotes:
1 Payment for the acquisition of Common Stock was under 10% of the total fair value of the employee's pension plan assets at the time of acquisition.
2 The North Country Funds - Equity and the North Country Funds - Fixed Income are publicly traded mutual funds advised by Arrow's subsidiary, North Country Investment Advisers, Inc. North Country Funds - Fixed Income was liquidated and dissolved in 2022.

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Expected Future Benefit Payments
2024	$3,739	$701	$613
2025	3,468	682	622
2026	3,262	653	643
2027	3,330	654	664
2028	3,336	623	636
2029 - 2033	16,545	2,713	2,727

Estimated Contributions During 2024	$—	$701	$613

Assumed Health Care Cost Trend Rates
December 31, 2023
Health Care Cost Trend Rate Assumed for Next Year			7.75%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			4.04%
Year that the Rate Reaches the Ultimate Trend Rate			2075

December 31, 2022
Health Care Cost Trend Rate Assumed for Next Year			7.75%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			4.04%
Year that the Rate Reaches the Ultimate Trend Rate			2075

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
Cash Flows - We were not required to and we did not make any contribution to our qualified pension plan in 2023.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.

Note 14:OTHER EXPENSES (Dollars In Thousands)

Other operating expenses included in the Consolidated Statements of Income are as follows:

	2023	2022	2021
Legal and Other Professional Fees	8,989	3,076	2,706
Postage and Courier	1,367	1,277	1,044
Advertising and Promotion	1,173	1,190	1,083
Stationery and Printing	832	805	721
Intangible Asset Amortization	176	193	210
Litigation Reserve Expense	—	—	1,475
All Other	6,630	4,490	4,285
Total Other Operating Expense	$19,169	$11,031	$11,524

Note 15:INCOME TAXES (Dollars In Thousands)

    The provision for income taxes is summarized below:

Current Tax Expense:	2023	2022	2021
Federal	$4,611	$12,263	$10,957
State	1,035	3,103	2,645
Total Current Tax Expense	5,646	15,366	13,602
Deferred Tax Expense (Benefit):
Federal	1,825	(798)	712
State	(26)	(454)	233
Total Deferred Tax Expense (Benefit)	1,799	(1,252)	945

Total Provision for Income Taxes	$7,445	$14,114	$14,547

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 21% to pre-tax income as a result of the following:

	2023	2022	2021
Statutory Federal Tax Rate	21.0%	21.0%	21.0%
(Decrease) Increase Resulting From:
Tax-Exempt Income	(2.3)	(1.4)	(1.5)
State Taxes, Net of Federal Income Tax Benefit	2.3	3.4	3.4
Other Items, Net	(1.2)	(0.6)	(0.3)
Effective Tax Rate	19.8%	22.4%	22.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below:

	2023	2022
Deferred Tax Assets:
Net Unrealized Losses on Securities Available-for-Sale Included in Accumulated Other Comprehensive Income	$11,003	$16,914
Allowance for Credit Losses	8,475	8,199
Lease liabilities	2,635	2,821
Pension and Deferred Compensation Plans	3,708	3,571
Pension Liability Included in Accumulated Other Comprehensive Income	1,210	1,692
Historic Tax Credit	363	749
Other	781	745
Total Gross Deferred Tax Assets	28,175	34,691
Valuation Allowance for Deferred Tax Assets	—	—
Total Gross Deferred Tax Assets, Net of Valuation Allowance	$28,175	$34,691
Deferred Tax Liabilities:
Pension Plans	$5,489	$5,606
Depreciation	5,094	3,165
ROU assets	2,426	2,646
Deferred Income	3,905	3,266
Net Unrealized Gains on Equity Securities	207	272
Goodwill	3,379	3,416
Gain on Cash Flow Hedge Agreements Included in Accumulated Other Comprehensive Income	590	1,404
Total Gross Deferred Tax Liabilities	$21,090	$19,775

Deferred Tax Asset, Net	$7,085	$14,916

Management believes that the realization of the recognized gross deferred tax assets at December 31, 2023 and 2022 is more likely than not, based on historic earnings and expectations as to future taxable income.
Interest and penalties are recorded as a component of the provision for income taxes, if any.  There are no current examinations of our Federal income tax returns, nor have we been notified of any upcoming examinations. The State of New York is currently conducting a desk audit of the Special Additional Mortgage Recording Tax Credit that Arrow claimed on the 2021 New York State income tax return. Our Tax years 2020 through 2023 are subject to Federal and New York State examination. Management annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2023.

Note 16: EARNINGS PER SHARE (Dollars In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for each of the years in the three-year period ended December 31, 2023.  All share and per share amounts have been adjusted for the September 26, 2023 3% stock dividend.

Earnings Per Share
	Year-to-Date Period Ended:
	12/31/2023	12/31/2022	12/31/2021
Earnings Per Share - Basic:
Net Income	$30,075	$48,799	$49,857
Weighted Average Shares - Basic	17,037	17,008	16,994
Earnings Per Share - Basic	$1.77	$2.86	$2.93

Earnings Per Share - Diluted:
Net Income	$30,075	$48,799	$49,857
Weighted Average Shares - Basic	17,037	17,008	16,994
Dilutive Average Shares Attributable to Stock Options	—	51	58
Weighted Average Shares - Diluted	17,037	17,059	17,052
Earnings Per Share - Diluted	$1.77	$2.86	$2.92

Note 17:FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at December 31, 2023 and 2022 were securities available-for-sale, equity securities and derivatives.  Arrow held no securities or liabilities for trading on such dates.  For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
	Fair Value Measurements at Reporting Date Using:
Fair Value of Assets and Liabilities Measured on a Recurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
Securities Available-for Sale:
U.S. Treasuries	$74,004	$—	$74,004	$—
U.S. Government & Agency Obligations	$152,925	$—	$152,925	$—
State and Municipal Obligations	280	—	280	—
Mortgage-Backed Securities	269,760	—	269,760	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	497,769	—	497,769	$—
Equity Securities	1,925	—	1,925	—
Total Securities Measured on a Recurring Basis	499,694	—	499,694	—
Derivative Assets	12,057	—	12,057	—
Total Measured on a Recurring Basis	$511,751	$—	$511,751	$—
Liabilities:
Derivative Liabilities	$9,598	$—	$9,598	$—
Total Measured on a Recurring Basis	$9,598	$—	$9,598	$—
December 31, 2022
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$175,199	$—	$175,199	$—
State and Municipal Obligations	340	—	340	—
Mortgage-Backed Securities	397,156	—	397,156	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	573,495	—	573,495	—
Equity Securities	2,174	—	2,174	—
Total Securities Measured on a Recurring Basis	575,669	—	575,669	—
Derivative Assets	7,506	—	7,506	—
Total Measured on a Recurring Basis	$583,175	$—	$583,175	$—
Liabilities:
Derivative Liabilities	$2,060	$—	$2,060	$—
Total Measured on a Recurring Basis	$2,060	$—	$2,060	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
December 31, 2023
Collateral Dependent Impaired Loans	$—	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	312	—	—	312	—
December 31, 2022
Collateral Dependent Impaired Loans	$—	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	593	—	—	593	—

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

There were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2023 or 2022.

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at December 31, 2023 and 2022.

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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Cash and Cash Equivalents	$142,536	$142,536	$142,536	$—	$—
Securities Available-for-Sale	497,769	497,769	—	497,769	—
Securities Held-to-Maturity	131,395	128,837	—	128,837	—
Equity Securities	1,925	1,925		1,925
Federal Home Loan Bank and Federal Reserve Bank Stock	5,049	5,049	—	5,049	—
Net Loans	3,181,643	2,940,318	—	—	2,940,318
Accrued Interest Receivable	11,076	11,076	—	11,076	—
Derivative Assets	12,057	12,057	—	12,057	—
Deposits	3,687,566	3,683,122	—	3,683,122	—
Borrowings	26,500	26,189	—	26,189	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	6,289	6,289	—	6,289	—
Derivative Liabilities	9,598	9,598	—	9,598	—

December 31, 2022
Cash and Cash Equivalents	$64,660	$64,660	$64,660	$—	$—
Securities Available-for-Sale	573,495	573,495	—	573,495	—
Securities Held-to-Maturity	175,364	171,623	—	171,623	—
Equity Securities	2,174	2,174	—	2,174
Federal Home Loan Bank and Federal Reserve Bank Stock	6,064	6,064	—	6,064	—
Net Loans	2,953,255	2,742,721	—	—	2,742,721
Accrued Interest Receivable	9,890	9,890	—	9,890	—
Derivative Assets	7,506	7,506	—	7,506	—
Deposits	3,498,364	3,492,021	—	3,492,021	—
Borrowings	54,800	54,757	—	54,757	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	357	357	—	357	—
Derivative Liabilities	2,060	2,060	—	2,060	—

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
Arrow leases two of its branch offices, at market rates, from Stewart’s Shops Corp.  Mr. Gary C. Dake, President of Stewart’s Shops Corp., serves as a director on the board of directors of each of Arrow and the two subsidiary banks. Additional information regarding this relationship can be found in Part III, Item 13 under the caption "Related Party Transactions."

The following includes quantitative data related to the Company's leases as of and for the twelve months ended December 31, 2023 and December 31, 2022:

		Twelve Months Ended
Finance Lease Amounts:	Classification	December 31, 2023	December 31, 2022
Right-of-Use Assets	Premises and Equipment, Net	$4,460	$4,637
Lease Liabilities	Finance Leases	5,066	5,119

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$4,948	$5,627
Lease Liabilities	Other Liabilities	5,152	5,822

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		191	193
Operating Outgoing Cash Flows From Operating Leases		817	1,301
Financing Outgoing Cash Flows From Finance Leases		53	50
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		146	—
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		26.28	27.24
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		11.15	11.14
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.08%	2.92%

Lease cost information for the Company's leases is as follows:
	Three Months Ended		Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Lease Cost:
Finance Lease Cost:
Reduction in the Carrying Amount of Right-of-Use Assets	$44	$44	$176	$177
Interest on Lease Liabilities	48	48	191	193
Operating Lease Cost	195	304	981	1,229
Short-term Lease Cost	15	15	61	47
Variable Lease Cost	52	81	231	334
Total Lease Cost	$354	$492	$1,640	$1,980

Future Lease Payments at December 31, 2023 are as follows:
	Operating Leases	Finance Leases
Twelve Months Ended:
12/31/2024	$731	$249
12/31/2025	684	263
12/31/2026	620	268
12/31/2027	569	268
12/31/2028	487	268
Thereafter	3,089	6,996
Total Undiscounted Cash Flows	6,180	8,312
Less: Net Present Value Adjustment	1,028	3,244
Lease Liability	$5,152	$5,066

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, not designated as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	December 31, 2023	December 31, 2022
Fair value adjustment included in other assets	$6,208	$7,506
Fair value adjustment included in other liabilities	6,208	7,506
Notional amount	123,197	127,763

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
The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, designed as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	December 31, 2023	December 31, 2022
Fair value adjustment included in other assets	$—	$—
Fair value adjustment included in other liabilities	5,678	—
Notional amount	300,000	—

The following table summarizes the effect of the fair value hedging relationship recognized on the consolidated statement of income:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	Twelve Months Ended	Twelve Months Ended
	December 31, 2023	December 31, 2022
Hedged Asset	$5,849	$—
Fair value derivative designated as hedging instrument	(5,828)	—
Total gain recognized in the consolidated statements of income with interest and fees on loans	21	—

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset:

Derivatives Designated as Hedging Instruments - Fair Value Swap Agreements
	December 31, 2023	December 31, 2022
Carrying Value of Portfolio Layer Method Hedged Asset	$305,849	$—
Cumulative Fair Value Hedging Adjustment	5,849	—

In the fourth quarter of 2023, Arrow entered into two interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amounts were $100 million and $75 million, respectively. Arrow entered into pay-fixed interest rate swaps to convert rolling 90 days brokered deposits.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI") and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	December 31, 2023	December 31, 2022
Fair value adjustment included in other liabilities	$2,710	$—
Amount of loss recognized in AOCI	(2,553)	—
Amount of gain reclassified from AOCI interest expense	157	—

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	December 31, 2023	December 31, 2022
Fair value adjustment included in other liabilities	$(4,998)	$(5,446)
Amount of (loss) gain recognized in AOCI	(1,355)	3,467
Amount of loss reclassified from AOCI interest expense	(907)	(204)

Note 20:REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, Arrow and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered inter-company borrowings and maintenance of reserve requirement balances.
The principal source of the funds for the payment of stockholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2023, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $73.6 million.
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
Current quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2023 and 2022, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject. The regulatory capital requirements incorporate a capital concept, the so-called "capital conservation buffer" (set at 2.5%, after full phase-in), which must be added to each of the minimum required risk-based capital ratios (i.e., the minimum CET1 ratio, the minimum Tier 1 risk-based capital ratio and the minimum total risk-based capital ratio). As of January 1, 2019, the capital conservation buffer increased to 2.50% of risk weighted assets.
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
As of December 31, 2023, Arrow and both subsidiary banks qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage, and CET1 risk-based ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories. The actual capital amounts and ratios for Arrow and its subsidiary banks, Glens Falls National and Saratoga National, are presented in the table below as of December 31, 2023 and 2022:

	Actual		Minimum Amounts For Capital Adequacy Purposes (including "capital conservation buffer")		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total Capital (to Risk Weighted Assets):
Arrow	$447,091	14.7%	$319,351	10.5%	$304,144	10.0%
Glens Falls National	320,449	14.3%	235,295	10.5%	224,090	10.0%
Saratoga National	110,510	13.7%	84,697	10.5%	80,664	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	414,221	13.7%	256,998	8.5%	241,881	8.0%
Glens Falls National	297,667	13.2%	191,680	8.5%	180,404	8.0%
Saratoga National	100,449	12.5%	68,305	8.5%	64,287	8.0%

	Actual		Minimum Amounts For Capital Adequacy Purposes (including "capital conservation buffer")		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital (to Average Assets):
Arrow	414,221	9.8%	169,070	4.0%	211,337	5.0%
Glens Falls National	297,667	9.2%	129,420	4.0%	161,776	5.0%
Saratoga National	100,449	9.6%	41,854	4.0%	52,317	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	394,166	13.0%	212,243	7.0%	197,083	6.5%
Glens Falls National	297,612	13.2%	157,825	7.0%	146,551	6.5%
Saratoga National	100,449	12.5%	56,251	7.0%	52,233	6.5%

As of December 31, 2022
Total Capital (to Risk Weighted Assets):
Arrow	$435,857	15.1%	$303,079	10.5%	$288,647	10.0%
Glens Falls National	315,458	14.3%	231,630	10.5%	220,600	10.0%
Saratoga National	104,279	15.5%	70,641	10.5%	67,277	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	404,059	14.0%	245,322	8.5%	230,891	8.0%
Glens Falls National	292,134	13.2%	188,117	8.5%	177,051	8.0%
Saratoga National	95,891	14.3%	56,998	8.5%	53,645	8.0%
Tier I Capital (to Average Assets):
Arrow	404,059	9.8%	164,922	4.0%	206,153	5.0%
Glens Falls National	292,134	9.0%	129,837	4.0%	162,297	5.0%
Saratoga National	95,891	10.5%	36,530	4.0%	45,662	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	384,003	13.3%	202,107	7.0%	187,671	6.5%
Glens Falls National	292,078	13.2%	154,890	7.0%	143,826	6.5%
Saratoga National	95,891	14.3%	46,940	7.0%	43,587	6.5%

Note 21:PARENT ONLY FINANCIAL INFORMATION (Dollars In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2023	2022
Interest-Bearing Deposits with Subsidiary Banks	$1,305	$1,532
Equity Securities	1,925	2,174
Investment in Subsidiaries at Equity	381,160	354,664
Other Assets	17,185	16,458
Total Assets	$401,575	$374,828
LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$20,000	$20,000
Other Liabilities	1,803	1,290
Total Liabilities	21,803	21,290
STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	379,772	353,538
Total Liabilities and Stockholders’ Equity	$401,575	$374,828

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2023	2022	2021
Dividends from Bank Subsidiaries	$24,000	$19,264	$15,994
Interest and Dividends on Investments	47	49	49
Other Income (Including Management Fees)	363	1,095	664
Total Income	24,410	20,408	16,707
Expense:
Interest Expense	685	685	686
Other Expense	4,280	1,030	879
Total Expense	4,965	1,715	1,565
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	19,445	18,693	15,142
Income Tax Benefit	1,242	257	312
Equity in Undistributed Net Income of Subsidiaries	9,388	29,849	34,403
Net Income	$30,075	$48,799	$49,857

The Statement of Changes in Stockholders’ Equity is not reported because it is identical to the Consolidated Statement of Changes in Stockholders’ Equity.

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net Income	$30,075	$48,799	$49,857
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(9,388)	(29,849)	(34,403)
Shares Issued Under the Directors’ Stock Plan	218	408	376
Changes in Other Assets and Other Liabilities	(229)	(754)	(462)
Net Cash Provided by Operating Activities	20,676	18,604	15,368
Cash Flows from Financing Activities:
Stock Options Exercised	96	631	1,505
Shares Issued Under the Employee Stock Purchase Plan	120	477	481
Shares Issued for Dividend Reinvestment Plans	472	1,904	1,836
Purchase of Treasury Stock	(3,608)	(2,872)	(2,662)
Cash Dividends Paid	(17,983)	(17,444)	(16,296)
Net Cash Used in Financing Activities	(20,903)	(17,304)	(15,136)
Net (Decrease) Increase in Cash and Cash Equivalents	(227)	1,300	232
Cash and Cash Equivalents at Beginning of the Year	1,532	232	—
Cash and Cash Equivalents at End of the Year	$1,305	$1,532	$232
Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$685	$685	$686

Note 22:RELATED PARTY TRANSACTION

A member of the GFNB Board of Directors, is the Chief Executive Officer of the general contractor leading the multi-year renovation project to enhance and improve the downtown Glens Falls Main Campus. The reconstruction provided added energy efficiency and more collaborative work space. In 2023, Arrow paid $2.8 million to this general contractor. GFNB is a subsidiary of Arrow Financial Corporation.

Note 23:SUBSEQUENT EVENTS

As disclosed on Form 8-K which was filed March 4, 2024, GFNB has entered into a definitive agreement with Berkshire Hills Bancorp, Inc. (NYSE: BHLB) under which GFNB will acquire one branch office at 184 Broadway, Whitehall, New York.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

Item 9A. Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2023. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that:
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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting described below under the heading "Management's Report on Internal Control Over Financial Reporting." We have in place and are executing a remediation plan to address the material weaknesses described below.

Following identification of the material weaknesses and prior to filing this Form 10-K, we performed relevant and responsive substantive procedures as of December 31, 2023 and for the year then ended, in order to complete our financial statements and related disclosures. Based on these procedures, Management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of the dates, and for the periods presented in this Form 10-K for 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
As of December 31, 2023, our management, under the oversight of our Board of Directors, evaluated the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses previously disclosed in the 2022 Form 10-K, which are described below:
•We did not maintain effective monitoring controls related to 1) Internal Audit’s testing of management’s internal control over financial reporting, 2) the completeness and accuracy of information presented to the Audit Committee by Internal Audit, and 3) the related Audit Committee oversight over Internal Audit’s testing of management’s internal control over financial reporting.
•With regard to the conversion of our core banking information technology system that occurred in September 2022, we did not effectively perform risk assessment procedures to identify the impact of the conversion on our internal control over financial reporting.

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

The material weaknesses noted above did not result in misstatements to our consolidated financial statements for any of the years presented. As outlined below, as of December 31, 2023, certain remediation measures for these existing material weaknesses were implemented and operating but were not in place for a sufficient amount of time for the material weakness to be considered remediated. These remediation measures continue to be monitored and assessed on an ongoing basis and therefore, our management concluded that these outstanding material weaknesses cannot be considered remediated as of December 31, 2023.
KPMG LLP, the Company’s independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. KPMG LLP’s attestation report contains an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report is included in Item 8 of this Annual Report on Form 10-K.

Remediation Efforts to Address the Material Weaknesses

The aforementioned material weaknesses were previously disclosed in the 2022 Form 10-K. While the Company has improved its organizational capabilities and implemented necessary remediation measures, the remediation steps taken were not in place for a sufficient amount of time for the material weaknesses to be considered remediated as of December 31, 2023. Accordingly, the Company will continue to assess its remediation measures in 2024 in order to confirm effective remediation of the identified material weaknesses.
During the year ended December 31, 2023, management initiated and/or completed the following remedial actions:
•The Company evaluated the assignment of responsibilities of internal and external resources associated with the performance of internal control over financial reporting and hired additional resources, contracted external resources, and/or provided additional training to existing resources as appropriate. In addition, we have initiated a process to identify and maintain the information required to support the functioning of internal control.
•Audit Committee and management implemented the following actions to improve the monitoring activities related to Audit Committee oversight over Internal Audit’s testing of management’s internal control over financial reporting:
◦Increased the frequency and depth of reporting to the Audit Committee through the creation of a sub-committee of Audit Committee members that meet in the months in which the full Audit Committee does not have scheduled meetings or as needed.
◦Instituted more frequent Audit Committee meetings to facilitate timely review of matters related to the results of the Company’s monitoring program and Internal Audit’s progress against their plan as well as status of control testing results.
◦Developed a comprehensive internal audit strategy and program to test management’s controls over financial reporting.
◦Developed a robust reporting mechanism to ensure the completeness, accuracy and improved effectiveness of information which is presented on a timely basis to the Audit Committee to help fulfill the Audit Committee's oversight responsibilities.
◦Utilized monthly dashboards to report status and results of internal audits as well as operations of internal controls over financial reporting.
◦Engaged a professional services firm to review the Company’s control program required by the Sarbanes-Oxley Act of 2002, as amended, and assist Management with its overall Company-wide processes and with selecting and developing control activities designed to mitigate risks and support achievement of control objectives.
•Performed a thorough risk assessment to identify the impact of the core banking system conversion on our internal control over financial reporting. As a result, the company identified the need for additional controls to mitigate risks and support the achievement of control objectives. These controls are being implemented as part of the ongoing, overall remediation efforts.

The actions that we are taking are subject to ongoing management review and Audit Committee oversight to ensure they remain in place and continue to operate in order to be deemed effective.

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements of our Directors and Officers
During the fourth quarter of 2023, none of Arrow’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections – None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors, nominees for director, and the committees of the Company's Board is set forth under the captions "Voting Item 1: Election of Directors" and “Corporate Governance” of Arrow's Proxy Statement for its Annual Meeting of Shareholders to be held June 5, 2024 (the "Proxy Statement"), which sections are incorporated herein by reference. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement under the caption "Delinquent Section 16(a) Reports” and is incorporated herein by reference. Certain required information regarding our Executive Officers is contained in Part I, Item 1.G. of this Report, "Executive Officers of the Registrant."

Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com under the link "Corporate Governance" on the header tab "Corporate."

Insider Trading Policy

Arrow’s officers and directors are required to comply with Arrow’s Policy on Insider Trading at all times, including during a repurchase program. The Policy on Insider Trading, among other things, prohibits trading in the Company’s securities when in possession of material non-public information and restricts the ability of directors and executive officers from transacting in Arrow’s securities during specific blackout periods, subject to certain limited exceptions, including transactions pursuant to a Rule 10b5-1 trading arrangement that complies with the conditions of Exchange Act Rule 10b5-1.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence:
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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements

2.  Schedules

All schedules are omitted as the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

3.  Exhibits:

See Exhibit Index on page 116.

Item 16. Form 10-K Summary - None

EXHIBIT INDEX

The following exhibits are incorporated by reference herein.

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant as Amended through June 3, 2019, incorporated herein by reference from the Registrant’s Current Report on Form 8-K, filed June 5, 2019, Exhibit 3.1
3.(ii)	By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on February 1, 2024, Exhibit 3.1
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

10.4	Arrow Financial Corporation Directors’ Stock Plan, incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed on September 13, 2023, Appendix A*
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
10.8
Employment Agreement between the Registrant and David S. DeMarco, President and Chief Executive Officer, effective February 1, 2024 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 6, 2024, Exhibit 10.1*

Exhibit Number	Exhibit
10.9
Employment Agreement between the Registrant and David D. Kaiser, Senior Executive Vice President, effective February 1, 2024 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 6, 2024, Exhibit 10.2*

10.10
Employment Agreement between the Registrant and Andrew J. Wise, Chief Risk Officer and Senior Executive Vice President, effective February 1, 2024 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 6, 2024, Exhibit 10.3*

10.11
Employment Agreement between the Registrant and Penko K. Ivanov, Executive Vice President, Treasurer and Chief Financial Officer, effective February 1, 2024 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 6, 2024, Exhibit 10.4*

10.12	2013 Long Term Incentive Plan of the Registrant, incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 20, 2013 as Appendix A*
10.13
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

10.16
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

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
10.19	Employment Agreement between the Registrant and Marc J. Yrsha, Chief Banking Officer, effective February 1, 2024 *
19.1	Arrow Financial Corporation Policy on Insider Trading - January 2024
21	Subsidiaries of Arrow Financial Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
97.1	Arrow Financial Corporation Clawback Policy (Adopted as of December 1, 2023)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contracts or compensation plans required to be filed as an exhibit.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date:	March 11, 2024	By: /s/ David S. DeMarco David S. DeMarco President and Chief Executive Officer (Principal Executive Officer)

Date:	March 11, 2024	By: /s/ Penko Ivanov Penko Ivanov Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 11, 2024 by the following persons in the capacities indicated.

/s/ Mark L. Behan Mark L. Behan Director	/s/ David G. Kruczlnicki David G. Kruczlnicki Director

/s/ Tenée R. Casaccio Tenée R. Casaccio Director	/s/ Elizabeth A. Miller Elizabeth A. Miller Director

_/s/ Gregory J. Champion Gregory J. Champion Director	/s/ Raymond F. O'Conor Raymond F. O'Conor Director

/s/ Gary C. Dake Gary C. Dake Director	/s/ William L. Owens William L. Owens Director and Chairman

/s/ David S. DeMarco David S. DeMarco Director	/s/ Colin L. Read Colin L. Read Director