Form 10-Q
period 2024-03-31
ARROW FINANCIAL CORP
filed 2024-05-10
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. __			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2024
Common Stock, par value $1.00 per share	16,698,141

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2024	December 31, 2023	March 31, 2023
ASSETS
Cash and Due From Banks	$27,356	$36,755	$25,107
Interest-Bearing Deposits at Banks	255,109	105,781	178,365
Investment Securities:
Available-for-Sale at Fair Value	485,833	497,769	565,693
Held-to-Maturity (Fair Value of $124,861 at March 31, 2024; $128,837 at December 31, 2023; and $164,439 at March 31, 2023)	128,051	131,395	167,347
Equity Securities	1,942	1,925	2,070
Other Investments	4,208	5,049	10,027
Loans	3,258,758	3,212,908	3,005,352
Allowance for Credit Losses	(31,561)	(31,265)	(30,784)
Net Loans	3,227,197	3,181,643	2,974,568
Premises and Equipment, Net	59,494	59,642	58,233
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	1,018	1,110	1,400
Other Assets	121,542	126,926	109,947
Total Assets	$4,333,623	$4,169,868	$4,114,630
LIABILITIES
Noninterest-Bearing Deposits	$696,519	$758,425	$788,690
Interest-Bearing Checking Accounts	908,453	799,785	958,490
Savings Deposits	1,497,466	1,466,280	1,497,326
Time Deposits over $250,000	173,976	179,301	122,827
Other Time Deposits	502,607	483,775	179,016
Total Deposits	3,779,021	3,687,566	3,546,349
Borrowings	106,500	26,500	142,800
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	5,053	5,066	5,106
Other Liabilities	45,063	50,964	37,004
Total Liabilities	3,955,637	3,790,096	3,751,259
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at March 31, 2024, December 31, 2023 and March 31, 2023	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (22,066,559 Shares Issued at March 31, 2024 and December 31, 2023 and 21,423,992 Shares Issued at March 31, 2023)	22,067	22,067	21,424
Additional Paid-in Capital	412,823	412,551	400,944
Retained Earnings	68,887	65,792	69,499
Accumulated Other Comprehensive Loss	(32,714)	(33,416)	(43,983)
Treasury Stock, at Cost (5,356,335 Shares at March 31, 2024; 5,124,073 Shares at December 31, 2023 and 4,870,935 Shares at March 31, 2023)	(93,077)	(87,222)	(84,513)
Total Stockholders’ Equity	377,986	379,772	363,371
Total Liabilities and Stockholders’ Equity	$4,333,623	$4,169,868	$4,114,630
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$40,376	$31,886
Interest on Deposits at Banks	2,447	479
Interest and Dividends on Investment Securities:
Fully Taxable	3,186	2,948
Exempt from Federal Taxes	668	797
Total Interest and Dividend Income	46,677	36,110
INTEREST EXPENSE
Interest-Bearing Checking Accounts	1,641	370
Savings Deposits	10,230	5,587
Time Deposits over $250,000	1,973	574
Other Time Deposits	5,083	474
Borrowings	1,076	793
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	171	169
Interest on Financing Leases	48	49
Total Interest Expense	20,222	8,016
NET INTEREST INCOME	26,455	28,094
Provision for Credit Losses	617	1,554
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	25,838	26,540
NON-INTEREST INCOME
Income From Fiduciary Activities	2,457	2,275
Fees for Other Services to Customers	2,543	2,595
Insurance Commissions	1,682	1,520
Net Gain (Loss) on Securities	17	(104)
Net Gain on Sales of Loans	4	4
Other Operating Income	1,155	387
Total Non-Interest Income	7,858	6,677
NON-INTEREST EXPENSE
Salaries and Employee Benefits	12,893	11,947
Occupancy Expenses, Net	1,771	1,628
Technology and Equipment Expense	4,820	4,417
FDIC Assessments	715	479
Other Operating Expense	3,813	3,825
Total Non-Interest Expense	24,012	22,296
INCOME BEFORE PROVISION FOR INCOME TAXES	9,684	10,921
Provision for Income Taxes	2,024	2,359
NET INCOME	$7,660	$8,562
Average Shares Outstanding [1]:
Basic	16,865	17,048
Diluted	16,867	17,060
Per Common Share:
Basic Earnings	$0.45	$0.50
Diluted Earnings	0.45	0.50

    1 2023 Share and Per Share Amounts have been restated for the September 26, 2023 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31:
	2024	2023
Net Income	$7,660	$8,562
Other Comprehensive (Loss) Income, Net of Tax:
Net Unrealized Securities Holding (Loss) Gain Arising During the Period	(1,530)	6,099
Net Unrealized Gain (Loss) on Cash Flow Hedge Agreements	2,390	(593)
Reclassification of Net Unrealized (Gain) Loss on Cash Flow Hedge Agreements to Interest Expense	(158)	147
Amortization of Net Retirement Plan Actuarial Gain	(50)	(18)
Amortization of Net Retirement Plan Prior Service Cost	50	37
Other Comprehensive Income	702	5,672
Comprehensive Income	$8,362	$14,234

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Month Period Ended March 31, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2023	$22,067	$412,551	$65,792	$(33,416)	$(87,222)	$379,772
Net Income	—	—	7,660	—	—	7,660
Other Comprehensive Income	—	—	—	702	—	702
Cash Dividends Paid, $.27 per Share	—	—	(4,565)	—	—	(4,565)
Stock Options Exercised, Net (6,060 Shares)	—	67	—	—	49	116
Shares Issued Under the Directors’ Stock Plan (4,887 Shares)	—	89	—	—	39	128
Shares Issued Under the Employee Stock Purchase Plan (2,271 Shares)	—	33	—	—	18	51
Compensation expense related to Employee Stock purchase Plan	—	5	—	—	—	5
Stock-Based Compensation Expense	—	78	—	—	—	78
Purchase of Treasury Stock (245,480 Shares)	—	—	—	—	(5,961)	(5,961)
Balance at March 31, 2024	$22,067	$412,823	$68,887	$(32,714)	$(93,077)	$377,986

	Three Month Period Ended March 31, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2022	$21,424	400,270	65,401	$(49,655)	$(83,902)	$353,538
Net Income	—	—	8,562	—	—	8,562
Other Comprehensive Income	—	—	—	5,672	—	5,672
Cash Dividends Paid, $.262 per Share [1]	—	—	(4,464)	—	—	(4,464)
Stock Options Exercised, Net (3,772 Shares)	—	50	—	—	33	83
Shares Issued Under the Directors’ Stock Plan (3,418 Shares)	—	85	—	—	29	114
Shares Issued Under the Employee Stock Purchase Plan (3,872 Shares)	—	87	—	—	33	120
Shares Issued for Dividend Reinvestment Plans (17,753 Shares)	—	330	—	—	142	472
Stock-Based Compensation Expense	—	122	—	—	—	122
Purchase of Treasury Stock (27,395 Shares)	—	—	—	—	(848)	(848)
Balance at March 31, 2023	$21,424	$400,944	$69,499	$(43,983)	$(84,513)	$363,371

1 Cash dividends paid per share have been adjusted for the September 26, 2023 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended March 31
Cash Flows from Operating Activities:	2024	2023
Net Income	$7,660	$8,562
Provision for Credit Losses	617	1,554
Depreciation and Amortization	1,394	1,738
Net (Gain) Loss on Securities Transactions	(17)	104
Loans Originated and Held-for-Sale	(50)	239
Proceeds from the Sale of Loans Held-for-Sale	4	4
Net Gain on the Sale of Loans	(4)	(4)
Net Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	27	37
Contributions to Retirement Benefit Plans	(154)	(143)
Deferred Income Tax (Benefit) Expense	(259)	891
Shares Issued Under the Directors’ Stock Plan	128	114
Stock-Based Compensation Expense	83	122
Tax Benefit from Exercise of Stock Options	6	11
Net Decrease in Other Assets	(269)	1,792
Net Decrease in Other Liabilities	1,183	(1,801)
Net Cash Provided By Operating Activities	10,349	13,220
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	10,083	15,669
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	4,003	9,328
Purchases of Securities Held-to-Maturity	(750)	(1,448)
Net Increase in Loans	(51,352)	(23,479)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	637	785
Purchase of Premises and Equipment	(1,155)	(2,635)
Net Decrease (Increase) in FHLB and Federal Reserve Bank Stock	841	(3,963)
Net Cash Used By Investing Activities	(37,693)	(5,743)
Cash Flows from Financing Activities:
Net Increase in Deposits	91,455	47,985
Net (Decrease) Increase in Short-Term Federal Home Loan Bank Borrowings	(20,000)	8,000
Finance Lease Payments	(13)	(13)
Other Borrowings - Advances	100,000	100,000
Other Borrowings - Paydowns	—	(20,000)
Net Cash Collateral Received from Derivative Counterparties	6,190	—
Purchase of Treasury Stock	(5,961)	(848)
Stock Options Exercised, Net	116	83
Shares Issued Under the Employee Stock Purchase Plan	51	120
Shares Issued for Dividend Reinvestment Plans	—	472
Cash Dividends Paid	(4,565)	(4,464)
Net Cash Provided By Financing Activities	167,273	131,335
Net Increase in Cash and Cash Equivalents	139,929	138,812
Cash and Cash Equivalents at Beginning of Period	142,536	64,660
Cash and Cash Equivalents at End of Period	$282,465	$203,472

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$18,513	$7,200
Income Taxes	953	1,069
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	624	373

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

Liquidity - The objective of effective liquidity management is to ensure that Arrow has the ability to raise cash when needed at a reasonable cost. This includes the capability of meeting expected and unexpected obligations to Arrow's customers at any time. Given the uncertain nature of customer demands and the need to maximize earnings, Arrow must have available reasonably priced sources of funds, both on- and off-balance sheet, that can be accessed quickly in times of need. Arrow’s liquidity position should provide the Company with the necessary flexibility to address any unexpected near-term disruptions such as reduced cash flows from the investment and loan portfolio, unexpected deposit runoff, or increased loan originations. Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York ("FRBNY"), advances from the FRBNY Bank Term Funding Program ("BTFP") and cash flow from investment securities and loans.

Note 2.     ACCOUNTING POLICIES

In the opinion of the management of Arrow, the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2024, December 31, 2023 and March 31, 2023; the results of operations for the three month periods ended March 31, 2024 and 2023; the consolidated statements of comprehensive income for the three month periods ended March 31, 2024 and 2023; the changes in stockholders' equity for the three month periods ended March 31, 2024 and 2023; and the cash flows for the three month periods ended March 31, 2024 and 2023. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2023 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").

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
As part of ASU No. 2022-02, Arrow evaluates whether the modification represents a new loan or a continuation of an existing loan, consistent with the current GAAP treatment for other loan modifications. In addition, Arrow evaluates and if necessary, discloses if loan modifications made to borrowers experiencing financial difficulty contain a financial concession.

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

Accrued Interest Receivable - Arrow has made the following elections regarding accrued interest receivable: (1) presented accrued interest receivable balances separately within the other assets balance sheet line item; (2) excluded interest receivable that is included in amortized cost of financing receivables from related disclosures requirements and (3) continued its policy to write off accrued interest receivable by reversing interest income. For loans, write off typically occurs upon becoming over 90 to 120 days past due and therefore the amount of such write offs are immaterial. Historically, Arrow has not experienced uncollectible accrued interest receivable on investment securities.

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

Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure:

In July 2023, the SEC adopted amendments intended to enhance and standardize disclosures related to cybersecurity. The amendments became effective December 18, 2023 and require timely disclosure of material cybersecurity incidents and annual disclosures related to cybersecurity risk management, strategy, and governance. Under the new rules, a material cybersecurity incident is required to be disclosed on a Form 8-K within four business days after the learning of a material incident. The SEC has defined a cybersecurity incident to mean “an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through a registrant’s information systems that jeopardizes the confidentiality, integrity, or availability of a registrant’s information systems or any information residing therein.”

Risk management and strategy - Annually, Registrants are required to describe the processes, if any, for assessing, identifying,and managing material risks from cybersecurity threats in sufficient detail for a reasonable investor to understand those processes.

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

The annual disclosure requirements became effective for the Company beginning with the 2023 Form 10-K.

Note 3. CASH AND CASH EQUIVALENTS (In Thousands)

The following table is the schedule of Cash and Cash Equivalents at March 31, 2024, December 31, 2023 and March 31, 2023:
	March 31, 2024	December 31, 2023	March 31, 2023
Cash and Due From Banks	$27,356	$36,755	$25,107
Interest-bearing Deposits at Banks	255,109	105,781	178,365
Total Cash and Cash Equivalents	$282,465	142,536	203,472

Note 4.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at March 31, 2024, December 31, 2023 and March 31, 2023:

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
March 31, 2024
Available-For-Sale Securities, at Amortized Cost	$74,190	$160,000	$280	$294,858	$1,000	$530,328
Gross Unrealized Gains	4	39	—	13	—	56
Gross Unrealized Losses	(42)	(7,290)	—	(37,154)	(65)	(44,551)
Available-For-Sale Securities, at Fair Value	74,152	152,749	280	257,717	935	485,833
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						310,587

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$49,263	$30,000	$—	$2,555	$—	$81,818
From 1 - 5 Years	24,927	130,000	—	152,490	—	307,417
From 5 - 10 Years	—	—	280	139,813	1,000	141,093
Over 10 Years	—	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$49,260	$29,498	$—	$2,491	$—	$81,249
From 1 - 5 Years	24,892	123,251	—	137,632	—	285,775
From 5 - 10 Years	—	—	280	117,594	935	118,809
Over 10 Years	—	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$49,287	$—	$—	$71	$—	$49,358
12 Months or Longer	—	137,710	—	252,064	935	390,709
Total	$49,287	$137,710	$—	$252,135	$935	$440,067
Number of Securities in a Continuous Loss Position	2	19	—	98	1	120

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$42	$—	$—	$—	$—	$42
12 Months or Longer	—	7,290	—	37,154	65	44,509
Total	$42	$7,290	$—	$37,154	$65	$44,551

Disaggregated Details:
US Treasuries, at Amortized Cost	$74,190
US Treasuries, at Fair Value	74,152
US Agency Obligations, at Amortized Cost		$160,000
US Agency Obligations, at Fair Value		152,749
Local Municipal Obligations, at Amortized Cost			$280
Local Municipal Obligations, at Fair Value			280
US Government Agency Securities, at Amortized Cost				$7,180

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
US Government Agency Securities, at Fair Value				6,843
Government Sponsored Entity Securities, at Amortized Cost				287,678
Government Sponsored Entity Securities, at Fair Value				250,874
Corporate Trust Preferred Securities, at Amortized Cost					$1,000
Corporate Trust Preferred Securities, at Fair Value					935

December 31, 2023
Available-For-Sale Securities, at Amortized Cost	$73,761	$160,000	$280	$305,161	$1,000	$540,202
Gross Unrealized Gains	243	51	—	6	—	300
Gross Unrealized Losses	—	(7,126)	—	(35,407)	(200)	(42,733)
Available-For-Sale Securities, at Fair Value	74,004	152,925	280	269,760	800	497,769
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						242,938

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	—	137,874	—	269,286	800	407,960
Total	$—	$137,874	$—	$269,286	$800	$407,960
Number of Securities in a Continuous Loss Position	—	19	—	97	1	117

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	—	7,126	—	35,407	200	42,733
Total	$—	$7,126	$—	$35,407	$200	$42,733

Disaggregated Details:
US Treasuries, at Amortized Cost	$73,761
US Treasuries, at Fair Value	74,004
US Agency Obligations, at Amortized Cost		$160,000
US Agency Obligations, at Fair Value		152,925
Local Municipal Obligations, at Amortized Cost			$280
Local Municipal Obligations, at Fair Value			280
US Government Agency Securities, at Amortized Cost				$7,291
US Government Agency Securities, at Fair Value				6,864
Government Sponsored Entity Securities, at Amortized Cost				297,870
Government Sponsored Entity Securities, at Fair Value				262,896
Corporate Trust Preferred Securities, at Amortized Cost					$1,000

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
Corporate Trust Preferred Securities, at Fair Value					800

March 31, 2023
Available-For-Sale Securities, at Amortized Cost	$—	$190,000	$320	$431,754	$1,000	$623,074
Gross Unrealized Gains	—	—	—	160	—	160
Gross Unrealized Losses	—	(12,415)	—	(44,926)	(200)	(57,541)
Available-For-Sale Securities, at Fair Value	—	177,585	320	386,988	800	565,693
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						360,153

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$54,058	$—	$27,106	$—	$81,164
12 Months or Longer	—	123,526	—	346,733	800	471,059
Total	$—	$177,584	$—	$373,839	$800	$552,223
Number of Securities in a Continuous Loss Position	—	25	—	150	1	176

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$942	$—	$891	$—	$1,833
12 Months or Longer	—	11,473	—	44,035	200	55,708
Total	$—	$12,415	$—	$44,926	$200	$57,541

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost		$190,000
US Agency Obligations, at Fair Value		177,585
Local Municipal Obligations, at Amortized Cost			$320
Local Municipal Obligations, at Fair Value			320
US Government Agency Securities, at Amortized Cost				$7,782
US Government Agency Securities, at Fair Value				7,321
Government Sponsored Entity Securities, at Amortized Cost				423,972
Government Sponsored Entity Securities, at Fair Value				379,667
Corporate Trust Preferred Securities, at Amortized Cost					$1,000
Corporate Trust Preferred Securities, at Fair Value					800

At March 31, 2024, there was no allowance for credit losses for the AFS debt securities portfolio.

The following table is the schedule of Held-To-Maturity Securities at March 31, 2024, December 31, 2023 and March 31, 2023:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
March 31, 2024
Held-To-Maturity Securities, at Amortized Cost	$119,742	$8,309	$128,051
Gross Unrealized Losses	(2,794)	(396)	(3,190)
Held-To-Maturity Securities, at Fair Value	116,948	7,913	124,861
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			112,135
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			108,945

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$47,680	$—	$47,680
From 1 - 5 Years	69,839	8,309	78,148
From 5 - 10 Years	2,217	—	2,217
Over 10 Years	6	—	6

Maturities of Debt Securities, at Fair Value:
Within One Year	$47,387	$—	$47,387
From 1 - 5 Years	67,392	7,913	75,305
From 5 - 10 Years	2,163	—	2,163
Over 10 Years	6	—	6

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,143	$—	$1,143
12 Months or Longer	98,954	7,913	106,867
Total	$100,097	$7,913	$108,010

Number of Securities in a Continuous Loss Position	308	16	324

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$17	$—	$17
12 Months or Longer	2,777	396	3,173
Total	$2,794	$396	$3,190

Disaggregated Details:
Municipal Obligations, at Amortized Cost	$119,742
Municipal Obligations, at Fair Value	116,948
US Government Agency Securities, at Amortized Cost		$2,911

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
US Government Agency Securities, at Fair Value		2,766
Government Sponsored Entity Securities, at Amortized Cost		5,398
Government Sponsored Entity Securities, at Fair Value		5,147

December 31, 2023
Held-To-Maturity Securities, at Amortized Cost	$122,450	$8,945	$131,395
Gross Unrealized Losses	(2,157)	(401)	(2,558)
Held-To-Maturity Securities, at Fair Value	120,293	8,544	128,837
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			115,030
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			112,472

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,472	$—	$1,472
12 Months or Longer	102,839	8,544	111,383
Total	$104,311	$8,544	$112,855
Number of Securities in a Continuous Loss Position	319	16	335

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$14	$—	$14
12 Months or Longer	2,143	402	2,545
Total	$2,157	$402	$2,559

Disaggregated Details:
Municipal Obligations, at Amortized Cost	$122,450
Municipal Obligations, at Fair Value	120,293
US Government Agency Securities, at Amortized Cost		$3,114
US Government Agency Securities, at Fair Value		2,954
Government Sponsored Entity Securities, at Amortized Cost		5,831
Government Sponsored Entity Securities, at Fair Value		5,589

March 31, 2023
Held-To-Maturity Securities, at Amortized Cost	$156,314	$11,033	$167,347
Gross Unrealized Gains	2	—	2
Gross Unrealized Losses	(2,421)	(489)	(2,910)
Held-To-Maturity Securities, at Fair Value	153,895	10,544	164,439

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			149,810
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			146,902

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$43,121	$—	$43,121
12 Months or Longer	90,439	10,544	100,983
Total	$133,560	$10,544	$144,104
Number of Securities in a Continuous Loss Position	386	16	402

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$496	$—	$496
12 Months or Longer	1,925	489	2,414
Total	$2,421	$489	$2,910

Disaggregated Details:
Municipal Obligations, at Amortized Cost	$156,314
Municipal Obligations, at Fair Value	153,895
US Government Agency Securities, at Amortized Cost		$3,699
US Government Agency Securities, at Fair Value		3,522
Government Sponsored Entity Securities, at Amortized Cost		7,334
Government Sponsored Entity Securities, at Fair Value		7,022

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
Arrow evaluates AFS debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at March 31, 2024, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at March 31, 2024 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended March 31, 2024.
Arrow's HTM debt securities are comprised of U.S. government-sponsored enterprises (GSEs) or state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its HTM debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of March 31, 2024.

The following table is the schedule of Equity Securities at March 31, 2024, December 31, 2023 and March 31, 2023:

Equity Securities

	March 31, 2024	December 31, 2023	March 31, 2023
Equity Securities, at Fair Value	$1,942	$1,925	$2,070

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the three and three month periods ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Net Gain (Loss) on Equity Securities	$17	$(104)
Less: Net gain recognized during the reporting period on equity securities sold during the period	—	—
Unrealized net gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$17	$(104)

Note 5.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of March 31, 2024, December 31, 2023 and March 31, 2023 and an analysis of the recorded investment in loans that are past due at these dates. Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $215, $165 and $417 as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2024
Loans Past Due 30-59 Days	$419	$494	$12,140	$2,215	$15,268
Loans Past Due 60-89 Days	24	—	2,600	409	3,033
Loans Past Due 90 or more Days	35	15,148	1,429	3,506	20,118
Total Loans Past Due	478	15,642	16,169	6,130	38,419
Current Loans	161,911	735,327	1,109,585	1,213,516	3,220,339
Total Loans	$162,389	$750,969	$1,125,754	$1,219,646	$3,258,758

December 31, 2023
Loans Past Due 30-59 Days	$298	$—	$13,511	$3,715	$17,524
Loans Past Due 60-89 Days	21	636	5,579	861	7,097
Loans Past Due 90 or more Days	30	15,308	1,801	3,140	20,279
Total Loans Past Due	349	15,944	20,891	7,716	44,900
Current Loans	155,875	729,543	1,090,776	1,191,814	3,168,008
Total Loans	$156,224	$745,487	$1,111,667	$1,199,530	$3,212,908

March 31, 2023
Loans Past Due 30-59 Days	$62	$—	$11,237	$1,593	$12,892
Loans Past Due 60-89 Days	47	—	4,439	—	4,486
Loans Past Due 90 or more Days	—	—	3,005	3,143	6,148
Total Loans Past Due	109	—	18,681	4,736	23,526
Current Loans	135,808	715,357	1,054,688	1,075,973	2,981,826
Total Loans	$135,917	$715,357	$1,073,369	$1,080,709	$3,005,352

Schedule of Non Accrual Loans by Category
		Commercial
March 31, 2024	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$13	$1,134	$1,147
Nonaccrual Loans	35	15,148	1,525	3,536	20,244
Nonaccrual With No Allowance for Credit Loss	35	15,148	1,525	3,536	20,244
Interest Income on Nonaccrual Loans	—	—	—	—	—

December 31, 2023
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$6	$446	$452
Nonaccrual Loans	30	15,308	1,877	3,430	20,645

March 31, 2023
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$241	$241
Nonaccrual Loans	8	3,085	3,123	4,636	10,852

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

Commercial Real Estate - Arrow offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are typically secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and both owner- and non-owner-occupied facilities. These loans are typically less risky than commercial loans, since they are secured by real estate and buildings, and are generally originated in amounts of no more than 80% of the appraised value of the property. However, Arrow also offers commercial construction and land development loans to finance projects. Many projects will ultimately be used by the borrowers' businesses, while others are developed for resale. These real estate loans are also typically secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities and both owner-occupied and non-owner-occupied facilities. There is enhanced risk during the construction period, since the loan is secured by an incomplete project. Arrow’s Commercial Real Estate loans are primarily located within the footprint of the Company’s branch network, with some loans extending into the greater upstate New York area. Arrow does not provide Commercial Real Estate loans in major metropolitan areas such as New York City, Boston, etc

Consumer Loans - This category is primarily comprised of automobile loans. Arrow primarily finances the purchases of automobiles indirectly through dealer relationships located throughout upstate New York and Vermont. Most automobile loans carry a fixed rate of interest with principal repayment terms typically ranging from three to seven years. Automobile loans are underwritten on a secured basis using the underlying collateral being financed. Arrow also offers a variety of consumer installment loans to finance personal expenditures. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from one to five years, based upon the nature of the collateral and the size of the loan. In addition to installment loans, Arrow also offers personal lines of credit and overdraft protection. Several of these consumer loans are unsecured, which carry a higher risk of loss.

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
The March 31, 2024 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflects the economic conditions with a slight improvement in the national unemployment rate of approximately 0.32% during the six-quarter forecast period and forecasted gross domestic product projected to improve by approximately 0.65%. The home price index (HPI) forecast increased approximately 0.03% from the previous quarter level. The overall change in the allowance from December 31, 2023 was primarily driven by the following factors: net loan growth contributed $0.4 million, changes in macro economic conditions reduced the allowance by $1.8 million, qualitative factors increased the allowance by $0.9 million, and a specific reserve of $0.7 million tied to overdraft balances from an instance of check fraud related to one customer relationship. The first quarter provision for credit losses was $617 thousand. In addition, Arrow recorded a credit for estimated credit losses on off-balance sheet credit exposures in other liabilities of $466 thousand in the first quarter of 2024. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of March 31, 2024.

The following table details activity in the allowance for credit losses on loans for the three ended March 31, 2024 and March 31, 2023:

Allowance for Credit Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Rollforward of the Allowance for Credit Losses for the Quarterly Period:
December 31, 2023	$1,958	$15,521	$2,566	$11,220	$31,265
Charge-offs	$(9)	$—	$(1,274)	$—	$(1,283)
Recoveries	$—	$—	$962	$—	$962
Provision	$893	$(1,353)	$502	$575	$617
March 31, 2024	$2,842	$14,168	$2,756	$11,795	$31,561

December 31, 2022	$1,961	$15,213	$2,585	$10,193	$29,952
Charge-offs	$—	$—	$(1,328)	$—	$(1,328)
Recoveries	$—	$—	$606	$—	$606
Provision	$(224)	$289	$1,000	$489	$1,554
March 31, 2023	$1,737	$15,502	$2,863	$10,682	$30,784

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. Changes in this allowance are reflected in other operating expenses within the non-interest expense category. As of March 31, 2024, the total unfunded commitment off-balance sheet credit exposure was $1.1 million.

Individually Evaluated Loans

All loans not included in the vintage analysis method that exceed $250,000, which are on nonaccrual status, are evaluated on an individual basis. Arrow made the policy election to apply a practical expedient for collateral dependent financial assets when the borrower is experiencing financial difficulty and the repayment is expected through the sale of the collateral. This allows Arrow to use fair value of the collateral at the reporting date adjusted for estimated cost to sell when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operating of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. As of March 31, 2024, there were five total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $17.1 million and none had an allowance for credit loss.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2024, December 31, 2023 and March 31, 2023:

March 31, 2024	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	15,179	15,179
Consumer	—	—	—
Residential	1,886	—	1,886
Total	$1,886	$15,179	$17,065

December 31, 2023	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	15,308	15,308
Consumer	—	—	—
Residential	1,446	—	1,446
Total	$1,446	$15,308	$16,754

March 31, 2023	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	3,027	3,027
Consumer	—	—	—
Residential	1,949	—	1,949
Total	$1,949	$3,027	$4,976

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
March 31, 2024
Ending Loan Balance - Collectively Evaluated	$160,894	$735,821	$1,125,754	$1,217,758	$3,240,227
Allowance for Credit Losses - Loans Collectively Evaluated	2,110	14,168	2,756	11,795	30,829
Ending Loan Balance - Individually Evaluated	1,495	15,148	—	1,888	18,531
Allowance for Credit Losses - Loans Individually Evaluated	732	—	—	—	732

December 31, 2023
Ending Loan Balance - Collectively Evaluated	$156,224	$730,179	$1,111,667	$1,198,084	$3,196,154
Allowance for Credit Losses - Loans Collectively Evaluated	1,958	15,521	2,566	11,220	31,265
Ending Loan Balance - Individually Evaluated	—	15,308	—	1,446	16,754
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

March 31, 2023
Ending Loan Balance - Collectively Evaluated	$135,917	$712,330	$1,073,369	$1,078,760	$3,000,376
Allowance for Credit Losses - Loans Collectively Evaluated	1,737	15,502	2,863	10,682	30,784
Ending Loan Balance - Individually Evaluated	—	3,027	—	1,949	4,976
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

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

Loan Credit Quality Indicators and Modification
In 2023 and the first quarter of 2024, no loans met the criteria for disclosure as part of ASU 2022-02. Any modifications of loans were either immaterial in natural or were made for competitive purposes, i.e., the borrowers were not experiencing financial hardship.
The following tables present credit quality indicators by total loans amortized cost basis by origination year as of March 31, 2024, December 31, 2023 and March 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
March 31, 2024	2024	2023	2022	2021	2020	Prior
Commercial:
Risk rating
Satisfactory	$8,925	$25,424	$18,661	$17,276	$5,645	$69,588	$9,915	$—	$155,434
Special mention	—	—	—	—	106	—	—	—	106
Substandard	—	—	—	—	—	3,129	3,720	—	6,849
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$8,925	$25,424	$18,661	$17,276	$5,751	$72,717	$13,635	$—	$162,389

Current-period gross charge-offs	$—	$—	$—	$—	$9	$—	$—	$—	$9

Commercial Real Estate:
Risk rating
Satisfactory	$9,548	$50,480	$109,750	$60,070	$84,319	$368,036	$1,885	$—	$684,088
Special mention	—	—	3,092	—	—	15,380	—	—	18,472
Substandard	—	149	9,038	1,670	2,328	35,102	122	—	48,409
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$9,548	$50,629	$121,880	$61,740	$86,647	$418,518	$2,007	$—	$750,969

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating
Performing	$83,515	$261,853	$208,788	$110,546	$50,713	$407,586	$459	$—	$1,123,460
Nonperforming	—	136	291	182	64	1,611	10	—	2,294
Total Consumer Loans	$83,515	$261,989	$209,079	$110,728	$50,777	$409,197	$469	$—	$1,125,754

Current-period gross charge-offs	$583	$150	$248	$177	$104	$12	$—	$—	$1,274

Residential:
Risk rating
Performing	$12,555	$82,726	$185,667	$166,141	$86,843	$564,901	$115,104	$—	$1,213,937
Nonperforming	—	189	442	1,654	—	3,094	330	—	5,709
Total Residential Loans	$12,555	$82,915	$186,109	$167,795	$86,843	$567,995	$115,434	$—	$1,219,646

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Loans	$114,543	$420,957	$535,729	$357,539	$230,018	$1,468,427	$131,545	$—	$3,258,758

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial:
Risk rating
Satisfactory	$54,584	$34,047	$23,470	$9,655	$4,107	$13,360	$8,586	$—	$147,809
Special mention	—	—	—	117	—	—	—	—	117
Substandard	—	—	—	—	—	3,199	5,099	—	8,298
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$54,584	$34,047	$23,470	$9,772	$4,107	$16,559	$13,685	$—	$156,224

Commercial Real Estate:
Risk rating
Satisfactory	$81,582	$151,818	$105,365	$120,845	$41,406	$174,516	$1,667	$—	$677,199
Special mention	—	10,439	—	—	—	4,084	—	—	14,523
Substandard	150	9,169	1,670	2,533	791	38,955	497	—	53,765
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$81,732	$171,426	$107,035	$123,378	$42,197	$217,555	$2,164	$—	$745,487

Consumer:
Risk rating
Performing	$405,099	$355,217	$195,799	$93,708	$44,206	$15,252	$—	$—	$1,109,281
Nonperforming	208	783	551	210	81	85	468	—	2,386
Total Consumer Loans	$405,307	$356,000	$196,350	$93,918	$44,287	$15,337	$468	$—	$1,111,667

Residential:
Risk rating
Performing	$161,878	$231,365	$192,588	$116,451	$73,875	$296,935	$122,573	$—	$1,195,665
Nonperforming	—	—	444	666	127	2,268	360	—	3,865
Total Residential Loans	$161,878	$231,365	$193,032	$117,117	$74,002	$299,203	$122,933	$—	$1,199,530

Total Loans	$703,501	$792,838	$519,887	$344,185	$164,593	$548,654	$139,250	$—	$3,212,908

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
March 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial:
Risk rating
Satisfactory	$4,727	$35,164	$26,254	$12,765	$6,830	$35,014	$8,095	$—	$128,849
Special mention	—	—	—	150	—	26	26	—	202
Substandard	—	—	—	230	420	3,420	2,796	—	6,866
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$4,727	$35,164	$26,254	$13,145	$7,250	$38,460	$10,917	$—	$135,917

Commercial Real Estate:
Risk rating
Satisfactory	$12,605	$157,534	$115,019	$122,364	$42,710	$212,115	$1,679	$—	$664,026
Special mention	—	—	—	—	—	5,043	—	—	5,043
Substandard	—	10,150	—	5,472	806	29,832	28	—	46,288
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$12,605	$167,684	$115,019	$127,836	$43,516	$246,990	$1,707	$—	$715,357

Consumer:
Risk rating
Performing	$71,838	$379,339	$261,675	$138,034	$75,650	$143,190	$—	$—	$1,069,726
Nonperforming	—	1,030	1,090	434	261	371	457	—	3,643
Total Consumer Loans	$71,838	$380,369	$262,765	$138,468	$75,911	$143,561	$457	$—	$1,073,369

Residential:
Risk rating
Performing	$15,565	$219,336	$197,436	$124,992	$80,986	$323,945	$113,220	$—	$1,075,480
Nonperforming	—	550	435	939	636	2,462	207	—	5,229
Total Residential Loans	$15,565	$219,886	$197,871	$125,931	$81,622	$326,407	$113,427	$—	$1,080,709

Total Loans	$104,735	$803,103	$601,909	$405,380	$208,299	$755,418	$126,508	$—	$3,005,352

For the purposes of the table above, nonperforming consumer and residential loans were those loans on nonaccrual status or were 90 days or more past due and still accruing interest.
As of March 31, 2024, the amortized cost of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $2.5 million.
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

Note 6. DEBT (Dollars in Thousands)

Schedule of Borrowings:

	March 31, 2024	December 31, 2023	March 31, 2023
Balance:
BTFP Advances	$100,000	$—	$—
FHLBNY Overnight Advances	—	20,000	35,000
FHLBNY Term Advances	6,500	6,500	107,800
Total Borrowings	$106,500	$26,500	$142,800

Maximum Borrowing Capacity:
Federal Funds Purchased	$28,000	$28,000	$52,000
Federal Home Loan Bank of New York	604,729	576,602	778,368
Federal Reserve Bank of New York	851,886	738,511	689,883

Available Borrowing Capacity:
Federal Funds Purchased	$28,000	$28,000	$52,000
Federal Home Loan Bank of New York	553,229	550,102	535,568
Federal Reserve Bank of New York	751,886	738,511	689,883

Arrow's subsidiary banks have in place unsecured federal funds lines of credit with two correspondent banks. As a member of the FHLBNY, Arrow participates in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock and any loans secured by real estate such as commercial real estate, residential real estate and home equity loans (see Notes 4: Investment Securities, and 5: Loans to the Consolidated Financial Statements). The maximum borrowing capacities at the FHLBNY and FRB are determined based on the fair value of the collateral pledged, subject to discounts determined by the respective lenders. As of March 31, 2024, the carrying cost for the FHLBNY collateral was approximately $875 million and approximately $1.1 billion for the FRB. As of March 31, 2024, the fair value for the FHLBNY collateral was approximately $737 million and approximately $1.1 billion for the FRB.  The investment in FHLBNY stock is proportional to the total of Arrow's overnight and term advances (see the Schedule of FFRB and FHLB Stock in Note 4, Investment Securities, to the Consolidated Financial Statements). Arrow's bank subsidiaries have also established borrowing facilities with the FRB of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5, Loans, to the Consolidated Financial Statements).

Debt Maturities

BTFP Advances - The BTFP was created to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. In the first quarter of 2024, Arrow borrowed $100 million pursuant to the BTFP. The BTFP Advances mature in January 2025 and have a weighted average interest rate of 4.76%.

Maturity Schedule of FHLBNY Term Advances:

	Balances			Weighted Average Rate

Final Maturity	3/31/2024	12/31/2023	3/31/2023	3/31/2024	12/31/2023	3/31/2023
First Year	$4,250	$4,250	$107,800	5.80%	5.80%	5.29%
Second Year	2,250	2,250	—	5.38%	5.38%	—%
Total	$6,500	$6,500	$107,800	5.66%	5.66%	5.29%

Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

At March 31, 2024, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, Arrow Capital Statutory Trust II ("ACST II") and Arrow Capital Statutory Trust III ("ACST III" and, together with ACST II, the "Trusts"), identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
The first of the two classes of trust-issued instruments outstanding at year-end was issued by ACST II, a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II TRUPS"). The rate on the securities is variable, previously adjusting quarterly to the now discontinued 3-month London Inter-Bank Offered Rate ("LIBOR") plus 3.15%. Arrow designated the Secured Overnight Financing Rate ("SOFR") as the replacement index for financial instruments. The rate on the securities are tied to the 3-month SOFR plus 3.15% post-conversion. ACST II used the proceeds of the sale of the ACST II TRUPS to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II TRUPS.  The ACST II TRUPS became redeemable after July 23, 2008 and mature on July 23, 2033.
The second of the two classes of trust-issued instruments outstanding at year-end was issued by ACST III, a Delaware business trust established on December 23, 2004, upon the filing of a certificate of trust with the Delaware Secretary of State. On December 28, 2004, the ACST III issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST III TRUPS").  The rate on the ACST III TRUPS is a variable rate, adjusting quarterly to the 3-month SOFR plus 2.00%. The rate previously adjusted quarterly to the now discontinued 3-month LIBOR plus 2.00% pre-conversion.   ACST III used the proceeds of the sale of the ACST III TRUPS to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST III TRUPS.  The ACST III TRUPS became redeemable on or after March 31, 2010 and mature on December 28, 2034.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at March 31, 2024, December 31, 2023, and March 31, 2023 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income for the three years.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	March 31, 2024	December 31, 2023	March 31, 2023
ACST II
Balance	$10,000	$10,000	$10,000
Period End:
Variable Interest Rate	8.71%	8.74%	8.31%
Fixed Interest Rate resulting from cash flow hedge agreement	4.00%	4.00%	4.00%

ACST III
Balance	$10,000	$10,000	$10,000
Period End:
Variable Interest Rate	7.56%	7.59%	7.16%
Fixed Interest Rate resulting from cash flow hedge agreement	2.86%	2.86%	2.86%

Note 7.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of March 31, 2024, December 31, 2023 and March 31, 2023:

Commitments to Extend Credit and Letters of Credit
	March 31, 2024	December 31, 2023	March 31, 2023
Notional Amount:
Commitments to Extend Credit	$443,960	$444,256	$478,253
Standby Letters of Credit	3,401	3,824	3,424
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	2	—	6

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at March 31, 2024, December 31, 2023 and March 31, 2023 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Arrow's policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at March 31, 2024, December 31, 2023 and March 31, 2023, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
As previously disclosed in certian of the Company's filings with the SEC, on June 23, 2023, Robert C. Ashe filed a putative class action complaint (the "Ashe Lawsuit") against the Company in the United States District Court for the Northern District of New York. In addition to the Company, the complaint names as defendants Thomas J. Murphy, the Company’s former CEO and from September 30, 2022 to February 20, 2023, its interim CFO, Edward J. Campanella, the Company’s former CFO, and Penko Ivanov, the Company’s current CFO (“Individual Defendants” and, together with the Company, the "Defendants"). The complaint alleges that the Defendants made materially false and misleading statements regarding the Company’s business, operations and compliance policies in the

Company’s public filings between March 12, 2022 and May 12, 2023. The complaint further alleges that the Individual Defendants are liable for these materially false and misleading statements as "controlling persons" of the Company. Based on these allegations, the complaint brings two claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and of Section 20(a) of the Exchange Act. Mr. Ashe, on behalf of a purported class of shareholders, seeks compensatory damages as well as recovery of the costs and fees associated with the litigation. On December 5, 2023, plaintiff Ashe filed an amended complaint that changed the putative class period to the period from August 5, 2022 through May 12, 2023, but challenged substantially the same statements on the same basis. On February 9, 2024, the Company moved ~~to~~ dismiss the action in its entirety. On April 22, 2024, the parties reached an agreement in principle to settle the matter, subject to final documentation and court approval. Management believes that the terms of the proposed settlement will not have a material adverse impact on the Company's financial results. In the event that the parties are not able to finalize a settlement, the Company intends to continue to vigorously defend against the claims asserted in the Ashe Lawsuit.
On December 12, 2023 the Company become aware that Stephen Bull filed a complaint (the "Shareholder Derivative Complaint") on behalf of Arrow against the three individual defendants in the Ashe Lawsuit as well as against all members of Arrow’s board of directors during the class period in Ashe. The Company is named solely as a nominal defendant in the action and would be the beneficiary of any recovery. The Shareholder Derivative Complaint alleges breaches of fiduciary duty (i) by the Ashe individual defendants based on substantially the same allegedly misleading statements pleaded in the Ashe complaint; and (ii) the director defendants by failing adequately to oversee the individual defendants and maintain internal and disclosure controls. Plaintiffs seek (i) unspecified damages (which would be payable to the Company) for costs incurred as a result of the alleged misstatements, including costs of investigation, remediation, and litigation, (ii) repayment of the director defendants’ compensation on an unjust enrichment theory, and (iii) an order directing the Company to take all necessary actions to reform and improve its corporate governance, and (iv) the recovery of costs and fees associated with the litigation. The Shareholder Derivative Complaint also asserts various federal securities claims based on the same alleged misrepresentations as set forth in the Ashe Lawsuit. On March 5, 2024, the parties filed a stipulation under which the defendants accepted service and the case will be stayed pending disposition of the motion to dismiss filed in the Ashe Lawsuit.
The Company intends to continue to vigorously defend itself against the Shareholder Derivative Complaint.

Note 8.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three month periods ended March 31, 2024 and 2023:

Schedule of Comprehensive Income
	Three Months Ended March 31
		Tax
	Before-Tax	Benefit	Net-of-Tax
	Amount	(Expense)	Amount
2024
Net Unrealized Securities Holding Loss on Securities Available-for-Sale Arising During the Period	$(2,062)	$532	$(1,530)
Net Unrealized Gain on Cash Flow Swap	3,221	(831)	2,390
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(213)	55	(158)
Amortization of Net Retirement Plan Actuarial Gain	(66)	16	(50)
Amortization of Net Retirement Plan Prior Service Cost	69	(19)	50
Other Comprehensive Income	$949	$(247)	$702

2023
Net Unrealized Securities Holding Gain on Securities Available-for-Sale Arising During the Period	$8,219	$(2,120)	$6,099
Net Unrealized Loss on Cash Flow Swap	(800)	207	(593)
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	198	(51)	147
Amortization of Net Retirement Plan Actuarial Gain	(25)	7	(18)
Amortization of Net Retirement Plan Prior Service Cost	52	(15)	37
Other Comprehensive Income	$7,644	$(1,972)	$5,672

The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)

	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Loss	Net Prior Service Cost

For the quarter-to-date periods ended:
December 31, 2023	$(31,648)	$1,711	$(2,839)	$(640)	$(33,416)
Other comprehensive income or loss before reclassifications	(1,530)	2,390	—	—	860
Amounts reclassified from accumulated other comprehensive income or loss	—	(158)	(50)	50	(158)
Net current-period other comprehensive income or loss	(1,530)	2,232	(50)	50	702
March 31, 2024	$(33,178)	$3,943	$(2,889)	$(590)	$(32,714)

December 31, 2022	$(48,841)	$4,054	$(4,467)	$(401)	$(49,655)
Other comprehensive income or loss before reclassifications	6,099	(593)	—	—	5,506
Amounts reclassified from accumulated other comprehensive income or loss	—	147	(18)	37	166
Net current-period other comprehensive income or loss	6,099	(446)	(18)	37	5,672
March 31, 2023	$(42,742)	$3,608	$(4,485)	$(364)	$(43,983)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income or loss:

Reclassifications Out of Accumulated Other Comprehensive Income or Loss
Details about Accumulated Other Comprehensive Income or Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income or Loss		Affected Line Item in the Statement Where Net Income Is Presented

For the quarter-to-date periods ended:
March 31, 2024
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$213		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(69)	(1)	Salaries and Employee Benefits
Actuarial gain	66	(1)	Salaries and Employee Benefits
	210		Total before Tax
	(52)		Provision for Income Taxes
Total reclassifications for the period	$158		Net of Tax

March 31, 2023
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	$(198)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	$(52)	(1)	Salaries and Employee Benefits
Actuarial gain	25	(1)	Salaries and Employee Benefits
	(225)		Total before Tax
	59		Provision for Income Taxes
Total reclassifications for the period	$(166)		Net of Tax

(1) These accumulated other comprehensive gain or loss components are included in the computation of net periodic pension cost.

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

The following table summarizes information about stock option activity for the year to date period ended March 31, 2024:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2024	305,308	$28.96
Exercised	(6,060)	18.97
Forfeited	(7,979)	25.81
Outstanding at March 31, 2024	291,269	29.25

Vested at Period-End	230,561	28.65
Expected to Vest	60,708	31.54

The following table presents information on the amounts expensed related to stock options for the three month periods ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Amount expensed	$78	$85

Restricted Stock Units - Historically, the Company has granted restricted stock units which give the recipient the right to receive shares of Company stock upon vesting. The fair value of each restricted stock unit is the market value of Company stock on the date of grant. 100% of the restricted stock unit awards vest three years from the grant date, unless vested or forfeited prior to vesting in accordance with the terms of the award. Once vested, the restricted stock units are no longer forfeitable. Vested units settle upon retirement, as defined in the Arrow retirement plan, of the recipient. Unvested restricted stock unit awards will generally be forfeited if the recipient ceases to be employed by the Company, with limited exceptions.
There was no RSU activity for the three month period ended March 31, 2024 and there were no non-vested restricted stock units at any time during the three month period ended March 31, 2024. The following table summarizes information about restricted stock unit activity for the three month period ended March 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	13,925	30.47
Granted	5,164	31.47
Vested	(4,307)	31.35
Non-vested at March 31, 2023	14,782	30.56

The following table presents information on the amounts expensed related to restricted stock units for the periods ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Amount expensed	$—	$37

Employee Stock Purchase Plan
In April 2023, Arrow suspended the operation of the prior ESPP (the "Prior ESPP") as a result of the now resolved delay in filing the Annual Report on Form 10-K for the year ended December 21, 2022 (the "2022 Form 10-K") and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "2023 Q1 Form 10-Q") and the related effects under applicable securities laws. In October 2023, the Board of Directors approved the adoption of a new ESPP intended to satisfy the requirements of Section 423 of the Internal Revenue Code, which was effective January 1, 2024 (the "Qualified ESPP"). Under the Qualified ESPP, the amount of the discount is 10%. Under the Prior ESPP, participating employees purchased Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan. The Qualified ESPP is considered a compensatory plan. The Qualified ESPP will be submitted to the Arrow shareholders for approval at the next annual meeting of shareholders on June 5, 2024. In the event the shareholders of the Company do not approve the Qualified ESPP at the annual meeting: (i) the Qualified ESPP shall immediately terminate; (ii) all amounts contributed by each participant in the Qualified ESPP which have not been used to purchase shares of the Company's common stock will be returned to such participant as soon as practicable; and (iii) purchases under the Qualified ESPP made from the January 1, 2024 inception date through the date of termination of the Qualified ESPP shall not be treated as purchased pursuant to an employee stock purchase plan that satisfies Section 423 of the Code and participants would not qualify for favorable tax treatment of such purchases.

Employee Stock Ownership Plan
Arrow maintains an ESOP, pursuant to which substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements. The Company may make, and historically has made, an cash contribution to the ESOP each year.

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
As of December 31, 2023, Arrow uses the sex-distinct Amount-Weighted Pri-2012 Mortality Tables for employees, healthy retirees and contingent survivors, with mortality improvements projected using Scale MP-2021 on a generational basis for the Pension Plan and the sex-distinct Amount-Weighted White Collar Pri-2012 Mortality Tables for employees, healthy retirees and contingent survivors, with mortality improvements projected using Scale MP-2021 on a generational basis for the Select Executive Retirement Plan (the "SERP").
Segment interest rates of 5.50%, 5.76%, 5.83% were used in determining the present value of a lump sum payment/annuitizing cash balance accounts as of December 31, 2023.
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
The plan amendment caused a $351,638 increase in the projected benefit obligation, creating a positive service cost which will be amortized over 9.70 years (the average expected future service of active plan participants.)
Effective January 1, 2021, GFNB amended the Arrow Financial Corporation Employees' SERP. The plan change was adopted January 1, 2021 and the amendment was valued as of December 31, 2020. The plan amendment provides a special adjustment to the monthly benefit payment for certain retirees. The plan amendment caused a $122,797 increase in the projected benefit obligation, creating a positive prior service cost which will be amortized over 12.5 years.
Settlement accounting is required when lump sum payments during a fiscal year exceed that fiscal year's Service Cost plus Interest Cost components of the Net Periodic Pension Cost. For 2022, the sum of the Service Cost and Interest Cost was $3.3 million and the 2022 total lump sum payments exceeded that amount. The Plan therefore recognized in the 2022 Net Periodic Pension Cost a portion of the Unamortized Net (Gain)/Loss equal to the ratio of the projected benefit obligation for the participants that received a lump sum to the total projected benefit obligation. As of December 31, 2022, the Unamortized Net Loss prior to reflecting settlement accounting was $7.2 million. The ratio of the projected benefit obligation for participants that received a lump sum to the total projected benefit obligation was 8.06%. The effect of the settlement that was recognized in the 2022 Net Periodic Pension Cost was $577 thousand, which was fully reflected in the 2022 Net Periodic Cost. Settlement accounting was not required for the the year ended December 31, 2023 or for the three-month period ended March 31, 2024.

The following tables provide the components of net periodic benefit costs for the three-month periods ended March 31, 2024 and 2023:

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended March 31, 2024:
Service Cost [1]	$466	$17	$15
Interest Cost [2]	525	158	81
Expected Return on Plan Assets [2]	(932)	—	—
Amortization of Prior Service Cost [2]	33	10	26
Amortization of Net Loss (Gain) [2]	—	21	(87)
Net Periodic Cost	$92	$206	$35

Plan Contributions During the Period	$—	$127	$27

For the Three Months Ended March 31, 2023:
Service Cost [1]	$413	$163	$18
Interest Cost [2]	530	62	87
Expected Return on Plan Assets [2]	(857)	—	—
Amortization of Prior Service Cost [2]	16	10	26
Amortization of Net Loss (Gain) [2]	36	18	(79)
Net Periodic Cost	$138	$253	$52

Plan Contributions During the Period	$—	$116	$27

Estimated Future Contributions in the Current Fiscal Year	$—	$382	$82
Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the period ended March 31, 2024 and currently, additional contributions in 2024 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 11.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for periods ended March 31, 2024 and 2023.  When applicable, share and per share amounts have been adjusted for the September 26, 2023, 3% stock dividend.

Earnings Per Share
	Three Months Ended
	March 31, 2024	March 31, 2023
Earnings Per Share - Basic:
Net Income	$7,660	$8,562
Weighted Average Shares - Basic	16,865	17,048
Earnings Per Share - Basic	$0.45	$0.50

Earnings Per Share - Diluted:
Net Income	$7,660	$8,562
Weighted Average Shares - Basic	16,865	17,048
Dilutive Average Shares Attributable to Stock Options	2	12
Weighted Average Shares - Diluted	16,867	17,060
Earnings Per Share - Diluted	$0.45	$0.50

Note 12.    FAIR VALUES (Dollars In Thousands)

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2024, December 31, 2023 and March 31, 2023 were AFS securities, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
March 31, 2024
Assets:
Securities Available-for Sale:
U.S. Treasuries	$74,152	$—	$74,152	$—
U.S. Government & Agency Obligations	152,749	—	152,749	$—
State and Municipal Obligations	280	—	280	—
Mortgage-Backed Securities	257,717	—	257,717	—
Corporate and Other Debt Securities	935	—	935	—
Total Securities Available-for-Sale	485,833	—	485,833	—
Equity Securities	1,942	—	1,942	—
Total Securities Measured on a Recurring Basis	487,775	—	487,775	—
Derivative Assets	12,747	—	12,747	—
Total Measured on a Recurring Basis	$500,522	$—	$500,522	$—
Liabilities:
Derivative Liabilities	7,317	—	7,317	—
Total Measured on a Recurring Basis	$7,317	$—	$7,317	$—
December 31, 2023
Assets:
Securities Available-for Sale:
U.S. Treasuries	$74,004	$—	$74,004	$—
U.S. Government & Agency Obligations	$152,925	$—	$152,925	$—
State and Municipal Obligations	280	—	280	—
Mortgage-Backed Securities	269,760	—	269,760	—
Corporate and Other Debt Securities	800	—	800	—

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total Securities Available-for-Sale	497,769	—	497,769	—
Equity Securities	1,925	—	1,925	—
Total Securities Measured on a Recurring Basis	499,694	—	499,694	—
Derivative Assets	12,057	—	12,057	—
Total Measured on a Recurring Basis	$511,751	$—	$511,751	$—
Liabilities:
Derivative Liabilities	$9,598	—	$9,598	—
Total Measured on a Recurring Basis	$9,598	$—	$9,598	$—
March 31, 2023
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$177,585	$—	$177,585	$—
State and Municipal Obligations	320	—	320	—
Mortgage-Backed Securities	386,988	—	386,988	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	565,693	—	565,693	—
Equity Securities	2,070	—	2,070	—
Total Securities Measured on a Recurring Basis	567,763	—	567,763	—
Derivative Assets	6,206	—	6,206	—
Total Measured on a Recurring Basis	$573,969	$—	$573,969	$—
Liabilities:
Derivative Liabilities	6,206	—	6,206	—
Total Measured on a Recurring Basis	$6,206	$—	$6,206	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
March 31, 2024
Collateral Dependent Evaluated Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	312	—	—	312	—
December 31, 2023
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	312	—	—	312	—
March 31, 2023
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	144	—	—	144	—

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent evaluated loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at March 31, 2024, December 31, 2023 and March 31, 2023.

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value (exit price) or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Cash and Cash Equivalents	$282,465	$282,465	$282,465	$—	$—
Securities Available-for-Sale	485,833	485,833	—	485,833	—
Securities Held-to-Maturity	128,051	124,861	—	124,861	—
Equity Securities	1,942	1,942	—	1,942	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,208	4,208	—	4,208	—
Net Loans	3,227,197	2,978,789	—	—	2,978,789
Accrued Interest Receivable	12,754	12,754	—	12,754	—
Derivative Assets	12,747	12,747		12,747
Deposits	3,779,021	3,774,378	—	3,774,378	—
Borrowings	106,500	105,941	—	105,941	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	7,996	7,996	—	7,996	—
Derivative Liabilities	7,317	7,317	—	7,317	—

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

December 31, 2023
Cash and Cash Equivalents	$142,536	$142,536	$142,536	$—	$—
Securities Available-for-Sale	497,769	497,769	—	497,769	—
Securities Held-to-Maturity	131,395	128,837	—	128,837	—
Equity Securities	1,925	1,925		1,925
Federal Home Loan Bank and Federal Reserve Bank Stock	5,049	5,049	—	5,049	—
Net Loans	3,181,643	2,940,318	—	—	2,940,318
Accrued Interest Receivable	11,076	11,076	—	11,076	—
Derivative Assets	12,057	12,057	—	12,057	—
Deposits	3,687,566	3,683,122	—	3,683,122	—
Borrowings	26,500	26,189	—	26,189	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	6,289	6,289	—	6,289	—
Derivative Liabilities	9,598	9,598	—	9,598	—

March 31, 2023
Cash and Cash Equivalents	$203,472	$203,472	$203,472	$—	$—
Securities Available-for-Sale	565,693	565,693	—	565,693	—
Securities Held-to-Maturity	167,347	164,439	—	164,439	—
Equity Securities	2,070	2,070	—	2,070
Federal Home Loan Bank and Federal Reserve Bank Stock	10,027	10,027	—	10,027	—
Net Loans	2,974,568	2,705,312	—	—	2,705,312
Accrued Interest Receivable	9,857	9,857	—	9,857	—
Derivative Assets	6,206	6,206	—	6,206	—
Deposits	3,546,349	3,540,854	—	3,540,854	—
Borrowings	107,800	107,830	—	107,830	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	1,170	1,170	—	1,170	—
Derivative Liabilities	6,206	6,206	—	6,206	—

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

The following includes quantitative data related to Arrow's leases as of and for the three months ended March 31, 2024 and March 31, 2023:

		Three Months Ended
Finance Lease Amounts:	Classification	March 31, 2024	March 31, 2023
Right-of-Use Assets	Premises and Equipment, Net	$4,416	$4,593
Lease Liabilities	Finance Leases	5,053	5,106

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$4,790	$5,388
Lease Liabilities	Other Liabilities	4,997	5,584

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$48	$49
Operating Outgoing Cash Flows From Operating Leases		155	257
Financing Outgoing Cash Flows From Finance Leases		13	13
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		—	19
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		26.04	27.00
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		11.06	11.45
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.10%	2.97%

Lease cost information for Arrow's leases is as follows:
	Three Months Ended
	March 31, 2024	March 31, 2023
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$44	$44
Interest on Lease Liabilities	48	49
Operating Lease Cost	195	298
Short-term Lease Cost	10	14
Variable Lease Cost	75	73
Total Lease Cost	$372	$478

Future Lease Payments at March 31, 2024 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
3/31/2025	$720	$254
3/31/2026	671	264
3/31/2027	607	268
3/31/2028	537	268
3/31/2029	489	268
Thereafter	2,967	6,929
Total Undiscounted Cash Flows	$5,991	$8,251
Less: Net Present Value Adjustment	994	3,198
Lease Liability	$4,997	$5,053

Note 14.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (In Thousands)

Arrow is exposed to certain risks arising from both its business operations and economic conditions. Arrow principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Arrow manages economic risks, including interest rate, primarily by managing the amount, sources and duration of its assets and liabilities and through the use of derivative instruments. Specifically, Arrow enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Arrow's derivative financial instruments are used to manage differences in the amount, timing and duration of known or expected cash receipts and its known or expected cash payments principally related to certain fixed rate borrowings. Arrow also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Arrow's assets or liabilities. Arrow's goal is to have a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Derivatives Not Designated as Hedging Instruments
Arrow enters into interest rate swap agreements with its commercial customers to provide them with a long-term fixed rate, while simultaneously entering into offsetting interest rate swap agreements with a counterparty to swap the fixed rate to a variable rate to manage interest rate exposure.
These interest rate swap agreements are not designated as a hedge for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not present material exposure to Arrow's consolidated statements of income. Arrow records its interest rate swap agreements at fair value and is presented on a gross basis within other assets and other liabilities on the consolidated balance sheets. Changes in the fair value of assets and liabilities arising from these derivatives are included, net, in other income in the consolidated statement of income.

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, not designated as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	March 31, 2024	December 31, 2023	March 31, 2023
Fair value adjustment included in other assets	$6,111	$6,208	$6,206
Fair value adjustment included in other liabilities	6,111	6,208	6,206
Notional amount	107,991	123,197	126,637

Derivatives Designated as Hedging Instruments
Arrow entered into two pay-fixed portfolio layer method ("PLM") fair value swaps, designated as hedging instruments, with a total notional amount of $250 million and $50 million, respectively, in the third quarter of 2023. Arrow is designating the fair value swaps under PLM. Under PLM, the hedged items are designated as hedged layers of a closed portfolio of financial loans that are anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swaps at fair value on the Consolidated Balance Sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swaps on the Consolidated Balance Sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.
The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, designed as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	March 31, 2024	December 31, 2023	March 31, 2023
Fair value adjustment included in other assets	$—	$—	$—
Fair value adjustment included in other liabilities	1,109	5,678	—
Notional amount	300,000	300,000	—

The following table summarizes the effect of the fair value hedging relationship recognized on the unaudited interim consolidated statement of income:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Hedged Asset	$1,243	$5,849	$—
Fair value derivative designated as hedging instrument	(1,255)	(5,828)	—
Total (loss) gain recognized in the consolidated statements of income with interest and fees on loans	(12)	21	—

The following table represents the carrying value of the PLM hedged assets and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset:

Derivatives Designated as Hedging Instruments - Fair Value Swap Agreements
	March 31, 2024	December 31, 2023	March 31, 2023
Carrying Value of Portfolio Layer Method Hedged Asset	$301,243	$305,849	$—
Cumulative Fair Value Hedging Adjustment	1,243	5,849	—

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
For derivatives that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI") and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	March 31, 2024	December 31, 2023	March 31, 2023
Fair value adjustment included in other liabilities	$97	$2,710	$—
Amount of gain (loss) recognized in AOCI	3,068	(2,553)	—
Amount of gain reclassified from AOCI interest expense	455	157	—

In addition, Arrow has entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. These agreements are designated as cash flow hedges.
For derivatives that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on Arrow's Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts borrowings.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Fair value adjustment included in other assets	$5,393	$4,998	$4,843
Amount of gain (loss) recognized in AOCI	$153	$(1,355)	$(800)
Amount of loss reclassified from AOCI to interest expense	(242)	(907)	(198)

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2024

NOTE ON TERMINOLOGY
In this Report, the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Report, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Report is comprised of the group of 180 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the FRB’s "Bank Holding Company Performance Report" for December 31, 2023 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

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
•Arrow, through its banking subsidiaries, is subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.
•Disruption in the continuity, timing and effectiveness of the recent transition in executive management could adversely affect Arrow's business activities, financial conditional and results of operations.

Arrow is under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results. All forward-looking statements, express or implied, included in this Report and the documents incorporated by reference and that are attributable to Arrow are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Arrow or any persons acting on its behalf may issue. This Report should be read in conjunction with the 2023 Form 10-K and our other filings with the SEC.

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

Arrow Financial Corporation
Selected Quarterly Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Net Income	$7,660	$7,723	$7,743	$6,047	$8,562
Transactions in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	13	90	52	(133)	(76)

Share and Per Share Data:[1]
Period End Shares Outstanding	16,710	16,942	17,049	17,050	17,050
Basic Average Shares Outstanding	16,865	17,002	17,050	17,050	17,048
Diluted Average Shares Outstanding	16,867	17,004	17,050	17,050	17,060
Basic Earnings Per Share	$0.45	$0.46	$0.46	$0.35	$0.50
Diluted Earnings Per Share	0.45	0.46	0.46	0.35	0.50
Cash Dividend Per Share	0.270	0.270	0.262	0.262	0.262

Selected Quarterly Average Balances:
Interest-bearing Deposits at Banks	$178,452	$136,026	$131,814	$130,057	$40,436
Investment Securities	671,105	713,144	745,693	787,175	813,461
Loans	3,235,841	3,170,262	3,096,240	3,036,410	2,991,928
Deposits	3,693,325	3,593,949	3,491,028	3,460,711	3,480,279
Other Borrowed Funds	122,033	149,507	208,527	220,616	100,596
Stockholders’ Equity	379,446	363,753	362,701	365,070	359,556
Total Assets	4,245,484	4,159,313	4,109,995	4,087,653	3,978,851
Return on Average Assets, annualized	0.73%	0.74%	0.75%	0.59%	0.87%
Return on Average Equity, annualized	8.12%	8.42%	8.47%	6.64%	9.66%
Return on Average Tangible Equity, annualized [2]	8.64%	8.99%	9.05%	7.10%	10.33%
Average Earning Assets	$4,085,398	$4,019,432	$3,973,747	$3,953,642	$3,845,825
Average Paying Liabilities	3,108,093	2,985,717	2,920,518	2,924,743	2,782,299
Interest Income	46,677	44,324	42,117	40,013	36,110
Tax-Equivalent Adjustment [3]	176	184	183	196	202
Interest Income, Tax-Equivalent [3]	46,853	44,508	42,117	40,013	36,110
Interest Expense	20,222	18,711	16,764	14,241	8,016
Net Interest Income	26,455	25,613	25,353	25,772	28,094
Net Interest Income, Tax-Equivalent [3]	26,631	25,797	25,536	25,968	28,296
Net Interest Margin, annualized	2.60%	2.53%	2.53%	2.61%	2.96%
Net Interest Margin, Tax Equivalent, annualized [3]	2.62%	2.55%	2.55%	2.63%	2.98%

Efficiency Ratio Calculation: [4]
Non-Interest Expense	$24,012	$23,190	$23,479	$24,083	$22,296
Less: Intangible Asset Amortization	41	43	43	44	45
Net Non-Interest Expense	$23,971	$23,147	$23,436	$24,039	$22,251
Net Interest Income, Tax-Equivalent [3]	$26,631	$25,797	$25,536	$25,968	$28,296
Non-Interest Income	7,858	7,484	8,050	6,906	6,677
Less: Net Changes in Fair Value of Equity Invest.	17	122	71	(181)	(104)
Net Gross Income	$34,472	$33,159	$33,515	$33,055	$35,077
Efficiency Ratio [4]	69.54%	69.81%	69.93%	72.72%	63.43%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$377,986	$379,772	$360,014	$361,443	$363,371
Book Value per Share [1]	22.62	22.42	21.12	21.20	21.31
Goodwill and Other Intangible Assets, net	22,891	22,983	23,078	23,175	23,273
Tangible Book Value per Share [1,2]	21.25	21.06	19.76	19.84	19.95

Capital Ratios:[5]
Tier 1 Leverage Ratio	9.63%	9.84%	9.94%	9.92%	10.13%
Common Equity Tier 1 Capital Ratio	12.84%	13.00%	13.17%	13.27%	13.34%
Tier 1 Risk-Based Capital Ratio	13.50%	13.66%	13.84%	13.96%	14.03%
Total Risk-Based Capital Ratio	14.57%	14.74%	14.94%	15.08%	15.15%

Assets Under Trust Admin. & Investment Mgmt.	$1,829,266	$1,763,194	$1,627,522	$1,711,460	$1,672,117

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

		3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
	Total Stockholders' Equity (GAAP)	$377,986	$379,772	$360,014	$361,443	$363,371
	Less: Goodwill and Other Intangible assets, net	22,891	22,983	23,078	23,175	23,273
	Tangible Equity (Non-GAAP)	$355,095	$356,789	$336,936	$338,268	$340,098

	Period End Shares Outstanding	16,710	16,942	17,049	17,050	17,050
	Tangible Book Value per Share (Non-GAAP)	$21.25	$21.06	$19.76	$19.84	$19.95
	Net Income	7,660	7,723	7,743	6,047	8,562
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	8.64%	8.99%	9.05%	7.10%	10.33%

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 46.

		3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
	Interest Income (GAAP)	$46,677	$44,324	$42,117	$40,013	$36,110
	Add: Tax-Equivalent adjustment (Non-GAAP)	176	184	183	196	202
	Interest Income - Tax Equivalent (Non-GAAP)	$46,853	$44,508	$42,300	$40,209	$36,312
	Net Interest Income (GAAP)	$26,455	$25,613	$25,353	$25,772	$28,094
	Add: Tax-Equivalent adjustment (Non-GAAP)	176	184	183	196	202
	Net Interest Income - Tax Equivalent (Non-GAAP)	$26,631	$25,797	$25,536	$25,968	$28,296
	Average Earning Assets	$4,085,398	$4,019,432	$3,973,747	$3,953,642	$3,845,825
	Net Interest Margin (Non-GAAP)*	2.62%	2.55%	2.55%	2.63%	2.98%

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

5.
For the current quarter, all of the regulatory capital ratios as well as the Total Risk-Weighted Assets are calculated in accordance with bank regulatory capital rules. The March 31, 2024 CET1 ratio listed in the tables (i.e., 12.84%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
	Total Risk Weighted Assets	$3,049,525	$3,032,188	$2,988,438	$2,937,837	$2,909,610
	Common Equity Tier 1 Capital	391,706	394,166	393,541	389,966	388,228
	Common Equity Tier 1 Capital Ratio	12.84%	13.00%	13.17%	13.27%	13.34%

* Quarterly ratios have been annualized.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Dollars In Thousands)

Three Months Ended March 31:	2024			2023
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$178,452	$2,447	5.52%	$40,436	$479	4.80
Investment Securities:
Fully Taxable	550,538	3,186	2.33	652,743	2,948	1.83
Exempt from Federal Taxes	120,567	668	2.23	160,718	797	2.01
Loans	3,235,841	40,376	5.02	2,991,928	31,886	4.32
Total Earning Assets	4,085,398	46,677	4.60	3,845,825	36,110	3.81
Allowance for Credit Losses	(31,416)			(29,792)
Cash and Due From Banks	29,804			30,518
Other Assets	161,698			132,300
Total Assets	$4,245,484			$3,978,851
Deposits:
Interest-Bearing Checking Accounts	$830,918	1,641	0.79	$964,735	370	0.16
Savings Deposits	1,481,001	10,230	2.78	1,474,251	5,587	1.54
Time Deposits of $250,000 or More	177,328	1,973	4.47	94,415	574	2.47
Other Time Deposits	496,813	5,083	4.11	148,302	474	1.30
Total Interest-Bearing Deposits	2,986,060	18,927	2.55	2,681,703	7,005	1.06
Borrowings	96,984	1,076	4.46	40,138	490	4.95
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	171	3.44	55,356	472	3.46
Finance Leases	5,049	48	3.82	5,102	49	3.89
Total Interest-bearing Liabilities	3,108,093	20,222	2.62	2,782,299	8,016	1.17
Noninterest-bearing deposits	707,265			798,576
Other Liabilities	50,680			38,420
Total Liabilities	3,866,038			3,619,295
Stockholders’ Equity	379,446			359,556
Total Liabilities and Stockholders’ Equity	$4,245,484			$3,978,851
Net Interest Income		$26,455			$28,094
Net Interest Spread			1.98%			2.64%
Net Interest Margin			2.60%			2.96%

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month period ended March 31, 2024 and the financial conditions as of March 31, 2024 and 2023.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Unaudited Interim Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of Q1 2024 Financial Results: Net income for the first quarter of 2024 was $7.7 million, consistent with $7.7 million in the fourth quarter of 2023, while decreasing from $8.6 million in the first quarter of 2023. As compared to the prior quarter, net income benefited from an increase of $0.8 million in net interest income as well as an increase in non-interest income of $0.4 million, offset by an increase in non-interest expense of $0.8 million. As compared to the first quarter of 2023, net interest income decreased $1.6 million primarily on higher deposit costs. Non-interest income increased $1.2 million and non-interest expense increased $1.7 million.
Net interest income for the first quarter of 2024 was $26.5 million, increasing 3.3% from $25.6 million for the fourth quarter of 2023 and decreasing 5.8% from $28.1 million in the comparable quarter of 2023. Total interest and dividend income was $46.7 million for the first quarter of 2024, an increase from $44.3 million in the fourth quarter of 2023 and from $36.1 million for the first quarter of 2023. These increases were primarily driven by loan growth and higher loan rates. Interest expense for the first quarter of 2024 was $20.2 million, an increase from $18.7 million for the fourth quarter of 2023 and from $8.0 million for the first quarter of 2023. The increases for both comparison periods were driven primarily by higher deposit rates and changes in deposit composition.
Net interest margin was 2.60% for the first quarter of 2024, compared to 2.53% for the fourth quarter of 2023 and 2.96% for the first quarter of 2023. The increase in net interest margin compared to the fourth quarter in 2023 was primarily the result of the continued expansion on the yield of earning assets combined with the moderating increase in the cost of interest-bearing liabilities. As compared to the first quarter of 2023, the decline in net interest margin was primarily the result of costs of interest-bearing liabilities increasing at a faster pace than the yield on average earning assets. In addition, deposits have continued to migrate to higher costs products, such as money market savings and time deposits.
For the first quarter of 2024, the provision for credit losses was $0.6 million compared to $0.5 million in the fourth quarter of 2023 and $1.6 million in the first quarter of 2023. The key drivers for the provision for credit losses in the first quarter of 2024 were an increase in specific reserves and loan growth, partially offset by changes to the economic forecast factors embedded in the credit loss allowance model. The increase in specific reserves of $0.7 million is tied to overdraft balances from an instance of check fraud from one customer relationship.
Non-interest income for the three months ended March 31, 2024, was $7.9 million, compared to $7.5 million in the fourth quarter of 2023 and $6.7 million in the first quarter of 2023. The increase was primarily driven by gains on other equity investments as well as income from fiduciary activities, which includes Wealth Management services, which benefited from strong equity markets.
Non-interest expense for the first quarter of 2024 was $24.0 million, an increase from $23.2 million in the fourth quarter of 2023 and an increase from $22.3 million for the first quarter of 2023. The increase from the prior year was primarily due to increased salaries and benefits related to new employees hired to support growth initiatives, increased legal and professional expenses associated with the finalization of the 2023 audit, and costs incurred to reach a settlement in the Ashe Lawsuit.
The provision for income taxes was 20.9% or $2.0 million for the first quarter of 2024, 17.7% or $1.7 million for the fourth quarter of 2023 and 21.6% or $2.4 million for the first quarter of 2023. The change in the effective tax rate from the previous quarter was primarily due to a change in pre-tax income combined with decreases in tax advantaged items.
Total assets were $4.3 billion at March 31, 2024, an increase of $163.8 million, or 3.9%, as compared to December 31, 2023 and an increase of $219.0 million, or 5.3%, as compared to March 31, 2023. For the first quarter of 2024, overall asset growth was primarily attributable to growth in the loan portfolio and an increase in cash balances.
Total investments were $620.0 million as of March 31, 2024, a decrease of $16.0 million, or 2.5%, compared to December 31, 2023 and a decrease of $125.1 million, or 16.8%, compared to March 31, 2023. The decrease from December 31, 2023 was driven primarily by paydowns and maturities. The change from March 31, 2023 was also impacted by the fourth quarter 2023 repositioning of the investment portfolio, reducing the portfolio by approximately $25 million at the time of the transaction. There were no credit quality issues related to the investment portfolio.
Total loans1 reached $3.3 billion as of March 31, 2024. Loan growth for the first quarter of 2024 was $50.5 million, and $252.2 million compared to March 31, 2023. Loan growth was spread across all loan products.
The allowance for credit losses was $31.6 million as of March 31, 2024, which represented 0.97% of loans outstanding, as compared to $31.3 million, or 0.97%, at December 31, 2023 and $30.8 million, or 1.02%, at March 31, 2023. Net charge-offs, expressed as an annualized percentage of average loans outstanding, were 0.04% for the three-month period ended March 31, 2024, as compared to 0.05% for the three-month period ended December 31, 2023 and 0.10% for the three-month period ended March 31, 2023. Nonperforming assets were $21.8 million as of March 31, 2024, representing 0.50% of period-end assets, compared to 0.51% at December 31, 2023 and 0.27% at March 31, 2023. The increase from the first quarter of 2023 was primarily due to one large, well collateralized loan relationship of approximately $15 million, which moved into non-performing status during the fourth quarter of 2023.
At March 31, 2024, deposit balances were $3.8 billion, an increase of $91.5 million from December 31, 2023 and $232.7 million from March 31, 2023. The increase from March 31, 2023 was partially attributable to $175 million of brokered CDs, primarily used to reduce borrowings by $160 million. Arrow simultaneously entered into three-year swaps to strategically manage its asset-liability profile and cost of funds.
The changes in net income, net interest income and net interest margin between the three-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 66.

1 Excludes both $1.2 million fair value hedge adjustment at March 31, 2024 and $5.8 million fair value hedge adjustment at December 31, 2023.

Regulatory Capital and Change in Stockholders' Equity: At March 31, 2024, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules (the "Capital Rules") as implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") at both the holding company and bank levels.  At that date, both subsidiary banks, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.
Stockholders’ equity was $378.0 million at March 31, 2024, a decrease of $1.8 million, or 0.5%, from the December 31, 2023 level of $379.8 million The decrease in stockholders' equity over the first three months of 2024 principally reflected the following factors: the addition of (i) $7.7 million of net income for the period, (ii) the issuance of $0.4 million of common stock through employee benefit and dividend reinvestment plans plus (iii) other comprehensive gain of $0.7 million, reduced by (iv) cash dividends of $4.6 million and (v) repurchases of common stock of $6.0 million. The components of the change in stockholders’ equity since year-end 2023 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At March 31, 2024, book value per share was $22.62, up 6.1% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $21.25, an increase of $1.30, or 6.5%, over the level as of March 31, 2023. See the disclosure on page 46 related to the use of non-GAAP financial measures including tangible book value.
On March 31, 2024, Arrow's closing stock price was $25.02, representing a trading multiple of 1.18 to tangible book value. In the first quarter of 2024, Arrow paid a quarterly cash dividend of $0.27. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 63.

Loan Quality: Net charge-offs for the first quarter of 2024 were $321 thousand as compared to $722 thousand for the comparable 2023 quarter. The ratio of net charge-offs to average loans (annualized) was 0.04% for the three month period ended March 31, 2024, a decrease from 0.10% with the three month period ended March 31, 2023.
For the first quarter of 2024, the provision for credit losses was $617 thousand and a credit for estimated credit losses on off-balance sheet credit exposures was $466 thousand. The allowance for credit losses was $31.6 million on March 31, 2024, which represented 0.97% of loans outstanding, as compared to 1.02% on March 31, 2023.
Nonperforming loans were $21.4 million at March 31, 2024, representing 0.66% of period-end loans, an increase from the March 31, 2023 ratio of 0.37% and was unchanged from the December 31, 2023 ratio of 0.66%. The ratio continues to reasonably compare with the weighted average ratio of the peer group of 0.47% at December 31, 2023. Nonperforming assets of $21.8 million at March 31, 2024 represented 0.50% of period-end assets up from 0.27% at March 31, 2023. The increase in delinquent loans from the prior year is primarily attributable to one commercial loan relationship moving to non-performing status during the fourth quarter of 2023. See Footnote 5, Loans, for additional discussion.

Loan Segments: As of March 31, 2024, total loans grew by $45.9 million, or 1.4%, as compared to the balance at December 31, 2023. The largest increase was in the residential real estate loan portfolio which increased $20.1 million, or 1.7%. Consumer loans increased $14.1 million, or 1.3%, primarily comprised of automobile loans. Commercial and commercial real estate loans increased by $11.6 million, or 1.3%, from December 31, 2023.

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
•Consumer Loans: These loans (primarily automobile loans) comprised 34.6% of the total loan portfolio at period-end. Consumer automobile loans at March 31, 2024, were 99.6% of this portfolio segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. As of March 31, 2024, demand has slowed as a result of current economic conditions. Inflation and higher rates may continue to limit the potential growth in this category.
•Residential Real Estate Loans: These loans, including home equity loans, made up 37.4% of the total loan portfolio at period-end. Demand for residential real estate has continued but weakened as interest rates have increased. A continuous elevated rate environment may impact future demand. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. Arrow has historically sold a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and Access to Credit Markets: Arrow has not experienced any liquidity events or special concerns in recent years or thus far in 2024. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term liquidity needs.  Interest-bearing cash balances at March 31, 2024 were $255.1 million compared to $178.4 million at March 31, 2023. Contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY, FRB and other bank lines totaling approximately $1.3 billion. The general terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 65). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the FRB discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Visa Class B Common Stock: In the fourth quarter of 2023, Arrow's subsidiary bank, GFNB, sold all 27,771 shares of Visa Class B common stock it previously held for a pre-tax gain of $9.3 million. The gain was used to offset a pre-tax loss of $9.2 million related to the sale of securities with a amortized cost basis of approximately $110 million. The sale of securities was driven by the strategic decision to reposition the investment portfolio to higher yielding investments producing an improved interest income run-rate.

Branch Acquisition: On March 4, 2024, GFNB entered into a definitive agreement with Berkshire Bank, a subsidiary of Berkshire Hills Bancorp, Inc., to acquire the branch office at 184 Broadway, Whitehall, New York. The sale is targeted for completion by the end of the third quarter of 2024, subject to customary regulatory approvals. The Whitehall branch includes deposit accounts with an aggregate approximate balance of $39 million and loans with an aggregate approximate balance of $3 million. The sale includes the branch premises and substantially all of the personal property and equipment used in the business. All employees associated with the Whitehall branch will be offered employment with Arrow.

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	3/31/2024	12/31/2023	3/31/2023	$ Change From December	$ Change From March	% Change From December (not annualized)	% Change From March
Interest-Bearing Bank Balances	$255,109	$105,781	$178,365	$149,328	$76,744	141.2%	43.0%
Securities Available-for-Sale	485,833	497,769	565,693	(11,936)	(79,860)	(2.4)%	(14.1)%
Securities Held-to-Maturity	128,051	131,395	167,347	(3,344)	(39,296)	(2.5)%	(23.5)%
Equity Securities	1,942	1,925	2,070	17	(128)	0.9%	(6.2)%
Loans (1)	3,258,758	3,212,908	3,005,352	45,850	253,406	1.4%	8.4%
Allowance for Credit Losses	31,561	31,265	30,784	296	777	0.9%	2.5%
Earning Assets (1)	4,133,901	3,954,827	3,928,854	179,074	205,047	4.5%	5.2%
Total Assets	$4,333,623	$4,169,868	$4,114,630	$163,755	$218,993	3.9%	5.3%
Noninterest-Bearing Deposits	$696,519	$758,425	$788,690	$(61,906)	$(92,171)	(8.2)%	(11.7)%
Interest-Bearing Checking Accounts	908,453	799,785	958,490	108,668	(50,037)	13.6%	(5.2)%
Savings Deposits	1,497,466	1,466,280	1,497,326	31,186	140	2.1%	—%
Time Deposits over $250,000	173,976	179,301	122,827	(5,325)	51,149	(3.0)%	41.6%
Other Time Deposits	502,607	483,775	179,016	18,832	323,591	3.9%	180.8%
Total Deposits	$3,779,021	$3,687,566	$3,546,349	$91,455	$232,672	2.5%	6.6%
Borrowings	$106,500	$26,500	$142,800	$80,000	$(36,300)	301.9%	(25.4)%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	377,986	379,772	363,371	(1,786)	14,615	(0.5)%	4.0%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at March 31, 2024, was $3.3 billion, an increase of $45.9 million, or 1.4%, from the December 31, 2023 level and up by $253.4 million, or 8.4%, from the March 31, 2023 level. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $11.6 million, or 1.3%, during the first three months of 2024. In the first three months of 2024, loan growth has slowed as a result of the current rate environment.
•Consumer loans (primarily automobile loans through indirect lending): As of March 31, 2024, these loans, primarily auto loans originated through dealerships in New York and Vermont, increased by $14.1 million, or 1.3%, from the December 31, 2023 balance. Inflation and rising rates may continue to slow demand.
•Residential real estate loans: This segment increased during the first three months of 2024 by $20.1 million, or 1.7%. A deterioration of economic conditions may trigger a reduction in loan production for the remainder of the year.

Changes in Sources of Funds: Deposit balances reached $3.8 billion, up $232.7 million, or 6.6%, from the prior-year level and increased $91.5 million from December 31, 2023. The increase from March 31, 2023 was partially attributable to $175 million of brokered CDs, primarily used to reduce borrowings by $160 million. Noninterest-bearing deposits represented 18.4% of total deposits at March 31, 2024, compared to 22.2% of total deposits on March 31, 2023. At March 31, 2024, total time deposits were $676.6 million. Municipal deposits increased $83.9 million, or 9.6% from March 31, 2023. Total borrowings were $106.5 million, an increase from $142.8 million at March 31, 2023. In the first quarter of 2024, Arrow borrowed $100 million as part of the BTFP to improve on-balance sheet liquidity and fund loan production. The BTFP was created to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors.

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
Arrow uses reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $675.1 million and $568.0 million at March 31, 2024 and March 31, 2023, respectively.

Uninsured Deposits: Arrow's deposit base includes both insured and uninsured deposits. Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances at March 31, 2024 were less than 30% of the total deposit base.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2023 to March 31, 2024 (in thousands):

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	3/31/2024	12/31/2023	Change	3/31/2024	12/31/2023	Change
Securities Available-for-Sale:
U.S. Treasury Securities	$74,152	$74,004	$148	$(38)	$243	$(281)
U.S. Agency Securities	152,749	152,925	(176)	(7,251)	(7,075)	(176)
State and Municipal Obligations	280	280	—	—	—	—
Mortgage-Backed Securities	257,717	269,760	(12,043)	(37,141)	(35,401)	(1,740)
Corporate and Other Debt Securities	935	800	135	(65)	(200)	135
Total	$485,833	$497,769	$(11,936)	$(44,495)	$(42,433)	$(2,062)

Securities Held-to-Maturity:
State and Municipal Obligations	$116,948	$120,293	$(3,345)	$(2,794)	$(2,157)	$(637)
Mortgage-Backed Securities	7,913	8,544	(631)	(396)	(401)	5
Total	$124,861	$128,837	$(3,976)	$(3,190)	$(2,558)	$(632)

Equity Securities	$1,942	$1,925	$17	$—	$—	$—

The table below presents the weighted average yield for available-for-sale and held-to-maturity securities, at amortized cost, as of March 31, 2024 (in thousands).

	March 31, 2024
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-for-Sale:
U.S. Treasury Securities	$49,263	5.3%	$24,927	4.7%	$—	$—	$—	$—	$74,190	5.1%
U.S. Agency Securities	15,000	3.5%	145,000	1.8%	—	—%	—	—%	160,000	2.0%
State and Municipal Obligations	—	—%	—	—%	280	4.7%		—%	280	4.9%
Mortgage-Backed Securities	2,555	2.5%	152,490	1.6%	139,813	1.7%	—	—%	294,858	1.7%
Corporate and Other Debt Securities		—%		—%	1,000	8.4%	—	—%	1,000	8.3%
Total	$66,818	4.8%	$322,417	2.0%	$141,093	1.8%	$—	—%	$530,328	2.3%

Securities Held-to-Maturity:
State and Municipal Obligations	$44,049	2.7%	$73,469	2.5%	$2,218	5.1%	$6	1.8%	$119,742	2.6%
Mortgage-Backed Securities	—	—%	8,309	2.5%	—	—%	—	—%	8,309	2.5%
Corporate and Other Debt Securities	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$44,049	2.7%	$81,778	2.5%	$2,218	5.1%	$6	1.8%	$128,051	2.6%

At March 31, 2024, Arrow held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at March 31, 2024, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The recent rising interest rate environment resulted in an increase in unrealized losses versus the comparable prior period. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at March 31, 2024 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended March 31, 2024.
Arrow's held-to-maturity debt securities are comprised of GSEs and state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow performs an analysis of the credit worthiness of municipal obligations to determine if a security is of investment grade. The analysis may include, but may not solely rely upon credit analysis conducted by external credit rating agencies. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and, therefore, no allowance for credit loss was recorded as of March 31, 2024.
Changes in net unrealized gains or losses during recent periods have been primarily attributable to changes in market rates during the periods in question and not due to the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the three month periods ended March 31, 2024 or 2023.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the three month periods ended March 31, 2024 and 2023, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended
Purchases:	3/31/2024	3/31/2023
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$—
Mortgage-Backed Securities	—	—
Total Purchases	$—	$—

Maturities & Calls	$10,362	$15,669

(In Thousands)	Three Months Ended
Purchases:	3/31/2024	3/31/2023
Held-to-Maturity Portfolio
State and Municipal Obligations	$750	$1,448

Maturities & Calls	$4,003	$9,328

Loan Trends
The following three tables present, for each of the last five quarters, the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category:

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Commercial	$159,629	$151,947	$147,585	$135,370	$135,670
Commercial Real Estate	749,928	738,305	727,060	722,753	710,719
Consumer	1,114,415	1,108,660	1,094,994	1,081,838	1,070,314
Residential Real Estate	1,211,869	1,171,350	1,126,601	1,096,449	1,075,225
Total Loans	$3,235,841	$3,170,262	$3,096,240	$3,036,410	$2,991,928

Percentage of Total Quarterly Average Loans

	Quarter Ended
	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Commercial	4.9%	4.8%	4.8%	4.5%	4.5%
Commercial Real Estate	23.2%	23.3%	23.5%	23.8%	23.8%
Consumer	34.4%	35.0%	35.4%	35.6%	35.8%
Residential Real Estate	37.5%	36.9%	36.3%	36.1%	35.9%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Commercial	5.53%	5.38%	4.89%	4.53%	4.28%
Commercial Real Estate	5.07%	4.88%	5.19%	5.09%	4.73%
Consumer	5.36%	5.11%	4.83%	4.61%	4.26%
Residential Real Estate	4.57%	4.52%	4.26%	4.17%	4.10%
Total Loans	5.02%	4.86%	4.70%	4.57%	4.32%

The average yield on the loan portfolio was 5.02% for the first quarter of 2024 up 70 basis points from the first quarter of 2023. Market rates have continued to increase, which impacts new loan yields for fixed rate loans, and variable loan yields as these loans reach their repricing dates.

The table below shows the maturity of loans outstanding as of March 31, 2024. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	March 31, 2024
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial	$41,851	$82,983	$37,442	$113	$162,389
Commercial Real Estate	161,657	274,490	307,236	7,586	750,969
Consumer	10,235	602,593	512,458	468	1,125,754
Residential Real Estate	133,188	67,463	333,203	685,792	1,219,646
Total	$346,931	$1,027,529	$1,190,339	$693,959	$3,258,758

		After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Loans maturing with:
Fixed Interest Rates		$714,602	$884,054	$689,909	$2,288,565
Variable Interest Rates		312,927	306,285	4,050	623,262
Total		$1,027,529	$1,190,339	$693,959	$2,911,827

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

Consumer Loans: At March 31, 2024, consumer loans (primarily automobile loans originated through dealerships located in upstate New York and Vermont) continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
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

Deposit Trends
The following tables provide information on trends in the balance and mix of the deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The quarterly average balances increased in 2023 and the first quarter of 2024. In the first quarter of 2024, Arrow added $175 million of brokered CDs, primarily used to reduce borrowings by $160 million. In addition, due to the current rate environment and increased competitive pricing, deposits have also migrated to higher cost time deposits.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Noninterest-Bearing Deposits	$707,265	$757,739	$779,037	$756,584	$798,576
Interest-Bearing Checking Accounts	830,918	801,923	795,627	863,892	964,735
Savings Deposits	1,481,001	1,509,946	1,505,916	1,504,412	1,474,251
Time Deposits over $250,000	177,328	169,854	152,738	133,897	94,415
Other Time Deposits	496,813	354,487	257,710	201,926	148,302
Total Deposits	$3,693,325	$3,593,949	$3,491,028	$3,460,711	$3,480,279

	Quarter Ended
	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Non-Municipal Deposits	$2,808,605	$2,693,191	$2,629,532	$2,528,871	$2,567,132
Municipal Deposits	884,720	900,758	861,496	931,840	913,147
Total Deposits	$3,693,325	$3,593,949	$3,491,028	$3,460,711	$3,480,279

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Noninterest-Bearing Deposits	19.1%	21.1%	22.3%	21.9%	22.9%
Interest-Bearing Checking Accounts	22.5%	22.3%	22.8%	25.0%	27.7%
Savings Deposits	40.1%	42.0%	43.1%	43.4%	42.4%
Time Deposits over $250,000	4.8%	4.7%	4.4%	3.9%	2.7%
Other Time Deposits	13.5%	9.9%	7.4%	5.8%	4.3%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.79%	0.65%	0.58%	0.38%	0.16%
Savings Deposits	2.78%	2.76%	2.56%	2.27%	1.54%
Time Deposits over $250,000	4.47%	4.22%	3.81%	3.35%	2.47%
Other Time Deposits	4.11%	3.81%	3.16%	2.38%	1.30%
Total Deposits	2.06%	1.88%	1.64%	1.35%	0.82%

For the quarter ended March 31, 2024, the total cost of deposits increased 18 basis points from the previous quarter and 124 basis points from the comparable prior year quarter. The Federal Funds rate increased throughout 2023 and has remained elevated for the first quarter of 2024. Arrow is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," on page 68 for further discussion.
Non-Deposit Sources of Funds
Arrow's other sources of funds include securities sold under agreements to repurchase, term advances from the FHLBNY and BTFP advances. The securities sold under agreements to repurchase are offered to existing customers, short-term in nature and are collateralized by investment securities. The remaining term advance from the FHLBNY is a fixed rate non-callable advance that will mature within one year. The BTFP advances mature in less than 12 months and have a weighted average interest rate of 4.76%.
The $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of March 31, 2024 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 62 of this Report.

ASSET QUALITY
The following table presents information related to the allowance and provision for credit losses for the past five quarters:

Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Loan Balances:
Period-End Loans	$3,258,758	$3,212,908	$3,138,617	$3,069,897	$3,005,352
Average Loans, Year-to-Date	3,235,841	3,074,261	3,041,909	3,014,292	2,991,928
Average Loans, Quarter-to-Date	3,235,841	3,170,262	3,096,240	3,036,410	2,991,928
Period-End Assets	4,333,623	4,169,868	4,272,911	4,103,653	4,114,630

Allowance for Credit Losses, Year-to-Date:
Allowance for Credit Losses, Beginning of Period	$31,265	$29,952	$29,952	$29,952	$29,952
Provision for Credit Losses, YTD	617	3,381	2,856	2,502	1,554
Loans Charged-off, YTD	(1,283)	(5,177)	(3,812)	(2,608)	(1,328)
Recoveries of Loans Previously Charged-off	962	3,109	2,116	1,324	606
Net Charge-offs, YTD	(321)	(2,068)	(1,696)	(1,284)	(722)
Allowance for Credit Losses, End of Period	$31,561	$31,265	$31,112	$31,170	$30,784

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$20,244	$20,645	$6,023	$5,997	$10,852
Loans Past Due 90 or More Days and Still Accruing Interest	1,147	452	251	467	241
Restructured and in Compliance with Modified Terms	49	54	60	67	62
Total Nonperforming Loans	21,440	21,151	6,334	6,531	11,155
Repossessed Assets	312	312	344	342	144
Other Real Estate Owned	—	—	182	182	—
Total Nonperforming Assets	$21,752	$21,463	$6,860	$7,055	$11,299

Asset Quality Ratios:
Allowance to Nonperforming Loans	147.21%	147.82%	491.19%	477.26%	275.97%
Allowance to Period-End Loans	0.97%	0.97%	0.99%	1.02%	1.02%
Provision to Average Loans (Quarter) (1)	0.08%	0.07%	0.05%	0.13%	0.21%
Provision to Average Loans (YTD) (1)	0.08%	0.11%	0.13%	0.17%	0.21%
Net Charge-offs to Average Loans (Quarter) (1)	0.04%	0.05%	0.05%	0.07%	0.10%
Net Charge-offs to Average Loans (YTD) (1)	0.04%	0.07%	0.07%	0.09%	0.10%
Nonperforming Loans to Total Loans	0.66%	0.66%	0.20%	0.21%	0.37%
Nonperforming Assets to Total Assets	0.50%	0.51%	0.16%	0.17%	0.27%
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
The March 31, 2024 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflects the economic conditions with a slight improvement in the national unemployment rate of approximately 0.32% during the six-quarter forecast period and forecasted gross domestic product projected to improve by approximately 0.65%. The home price index (HPI) forecast increased approximately 0.03% from the previous quarter level. The overall change in the allowance from December 31, 2023 was driven by the following factors: net loan growth contributed $0.4 million, changes in macro economic conditions reduced the allowance by $1.8 million, qualitative factors increased the allowance by $0.9 million, and a specific reserve of $0.7 million tied to overdraft balances from an instance of check fraud related to one customer relationship. The first quarter provision for credit losses was $617 thousand. In addition, Arrow recorded a credit for estimated credit losses on off-balance sheet credit exposures in other liabilities of $466 thousand in the first quarter of 2024.
See Notes 1 and 5 to the unaudited interim consolidated financial statements for additional discussion related to CECL.
The ratio of the allowance for credit losses to total loans was 0.97% at March 31, 2024, was unchanged from 0.97% at December 31, 2023 and 1.02% at March 31, 2023.
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

Risk Elements
Nonperforming assets at March 31, 2024 amounted to $21.8 million, an increase from the $21.5 million total at December 31, 2023 and $11.3 million total at March 31, 2023. For the three month periods ended March 31, 2024 and 2023, ratios of nonperforming assets to total assets have remained fairly consistent to the average ratios for the peer group. (See page 45 for a discussion of the peer group.) At December 31, 2023, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.51% as compared to the 0.37% ratio of the peer group at such date (the latest date for which peer group information is available). At March 31, 2024 the ratio was 0.50%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e., loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk:

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	3/31/2024	12/31/2023	3/31/2023
Commercial Loans	$443	$319	$101
Commercial Real Estate Loans	494	636	—
Residential Real Estate Loans	2,487	4,245	1,328
Consumer Loans - Primarily Indirect Automobile	14,715	19,063	15,665
Total Loans Past Due 30-89 Days and Accruing Interest	$18,139	$24,263	$17,094

At March 31, 2024, the loans in the above-referenced category totaled $18.1 million, a decrease from the $24.3 million of such loans at December 31, 2023. The March 31, 2024 total of non-current loans equaled 0.56% of loans then outstanding, compared to 0.76% at December 31, 2023 and 0.57% at March 31, 2023.
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
As of March 31, 2024, Arrow held no other real estate owned property. At this time, Arrow does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.

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
The following table presents the minimum regulatory capital ratios applicable to Arrow and its subsidiary banks under the current Capital Rules:

Capital Ratio	2024
Minimum CET1 Ratio	4.500%
Capital Conservation Buffer ("Buffer")	2.500%
Minimum CET1 Ratio Plus Buffer	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	10.500%
Minimum Leverage Ratio	4.000%

These minimum capital ratios, especially the minimum CET1 ratio (4.5%) and the enhanced minimum Tier 1 risk-based capital ratio (6.0%), represent a heightened and more restrictive capital regime than institutions like Arrow previously had to meet under the prior capital rules.
At March 31, 2024, Arrow and its subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow and its subsidiary banks under the current Capital Rules, as of March 31, 2024:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	12.84%	13.50%	14.57%	9.63%

Glens Falls National Bank & Trust Co.	13.03%	13.03%	14.02%	8.76%
Saratoga National Bank & Trust Co.	12.37%	12.37%	13.62%	9.40%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%(1)	8.50%(1)	10.50%(1)	4.00%

(1) Including the fully phased-in 2.50% capital conservation buffer

At March 31, 2024, Arrow's subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $378.0 million at March 31, 2024, a decrease of $1.8 million, or 0.5%, from the December 31, 2023 level of $379.8 million The decrease in stockholders' equity over the first three months of 2024 principally reflected the following factors: the addition of (i) $7.7 million of net income for the period, (ii) the issuance of $0.4 million of common stock through employee benefit and dividend reinvestment plans and (iii) other comprehensive gain of $0.7 million, reduced by (iv) cash dividends of $4.6 million and (v) repurchases of common stock of $6.0 million.
Trust Preferred Securities: In each of 2003 and 2004, Arrow issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the FRB's regulatory capital rules then in effect, TRUPs proceeds typically qualified as Tier 1 capital for bank holding companies such as Arrow, but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the Dodd-Frank Act, any trust preferred securities that Arrow might issue on or after the grandfathering date set forth in Dodd-Frank (May 19, 2010) would not qualify as Tier 1 capital under bank regulatory capital guidelines. For Arrow, TRUPs outstanding prior to the grandfathering cutoff date set forth in Dodd-Frank (May 19, 2010) would continue to qualify as Tier 1 capital until maturity or redemption, subject to limitations. Thus, Arrow's outstanding TRUPs continue to qualify as Tier 1 regulatory capital, subject to such limitations.
In the first quarter of 2020, Arrow entered into interest rate swap agreements to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. The effective fixed rate is 3.43% until maturity. These agreements are designated as cash flow hedges.

Stock Repurchase Program: On October 25, 2023, the Board expanded its existing stock repurchase program (the "2022 Repurchase Program") by $5 million, bringing the total availability under the repurchase program to $9.1 million, and removed the expiration date previously incorporated into the 2022 Repurchase Program. The 2022 Repurchase Program allowed Arrow to repurchase shares of its common stock in open-market or negotiated transactions. Arrow resumed repurchasing its shares in the fourth quarter of 2023. In the first quarter of 2024, Arrow had repurchased approximately $6.0 million (244,000 shares of its common stock) under the 2022 Repurchase Program and additional purchases in April 2024 fully utilized the $9.1 million authorized program amount.
On April 24, 2024, the Board approved a new stock repurchase program (the "2024 Repurchase Program"), under which the Board authorized management, in its discretion, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock.
From time to time, Arrow may establish a written trading plan in accordance with Rule 10b5-1 of the Exchange Act, pursuant to which it may repurchase shares of its common stock. Additional repurchases may be made by Arrow, at times and in amounts as it deems appropriate, and may be made through open market transactions in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other factors.
In addition, a de minimis portion of Arrow's common stock was purchased during the three months ended March 31, 2024 other than through its repurchase program, i.e., the surrender or deemed surrender of Arrow common stock to Arrow in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow common stock.

Dividends: Arrow's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. Per share amounts and share counts in the following tables have been restated for the September 26, 2023 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2023
First Quarter	$23.57	$33.49	$0.262
Second Quarter	17.12	24.19	0.262
Third Quarter	16.38	21.60	0.262
Fourth Quarter	16.70	29.66	0.270
2024
First Quarter	$23.11	$28.62	$0.270
Second Quarter (dividend payable May 24, 2024)	TBD	TBD	0.270

	Quarter Ended March 31
	2024	2023
Cash Dividends Per Share	$0.270	$0.262
Diluted Earnings Per Share	0.45	0.50
Dividend Payout Ratio	60.00%	52.40%
Total Equity (in thousands)	377,986	$363,371
Shares Issued and Outstanding (in thousands)	16,710	17,050
Book Value Per Share	$22.62	$21.31
Intangible Assets (in thousands)	22,891	23,273
Tangible Book Value Per Share	$21.25	$19.95

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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest-bearing bank balances at the FRBNY, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $485.8 million at March 31, 2024, a decrease of $11.9 million, from the year-end 2023 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at March 31, 2024 of $255.1 million compared to $105.8 million at December 31, 2023.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $28 million which were not drawn on during the three months ended March 31, 2024.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At March 31, 2024, Arrow had outstanding collateralized obligations with the FHLBNY of $7 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $550 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At March 31, 2024, there were $175 million in brokered CD deposits. In addition, Arrow's two bank subsidiaries have each established a borrowing facility with the FRBNY, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At March 31, 2024, the amount available under this facility was approximately $750 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events. Additionally, Arrow continually monitors levels and composition of uninsured deposits.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At March 31, 2024, Arrow's primary liquidity ratio was approximately 10.4% of total assets, well in excess of the internal policy limit of 5%. Total primary liquidity was approximately $450 million, comprised of $255.1 million of interest-bearing cash and $194.4 in unencumbered securities.
Arrow did not experience any liquidity constraints in the three month period ended March 31, 2024, in 2023 or in any recent prior period. Arrow has not at any time during such periods been forced to pay above-market rates to obtain retail deposits or other funds from any source.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2024 Compared With
Three Months Ended March 31, 2023

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change
Net Income	$7,660	$8,562	$(902)	(10.5)%
Diluted Earnings Per Share	0.45	0.50	(0.05)	(10.0)%
Return on Average Assets	0.73%	0.87%	(0.14)%	(16.1)%
Return on Average Equity	8.12%	9.66%	(1.54)%	(15.9)%

Net income was $7.7 million and diluted EPS of $0.45 for the first quarter of 2024, compared to net income of $8.6 million and diluted EPS of $0.50 for the first quarter of 2023. Return on average assets for the first quarter of 2024 was 0.73%, a decrease from 0.87% in the first quarter of 2023. In addition, return on average equity decreased to 8.12% for the first quarter of 2024, from 9.66% in the first quarter of 2023.

The following narrative discusses the quarter-to-quarter changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change
Interest and Dividend Income	$46,677	$36,110	$10,567	29.3%
Interest Expense	20,222	8,016	12,206	152.3%
Net Interest Income	26,455	28,094	(1,639)	(5.8)%
Average Earning Assets(1)	4,085,398	3,845,825	239,573	6.2%
Average Interest-Bearing Liabilities	3,108,093	2,782,299	325,794	11.7%

Yield on Earning Assets(1)	4.60%	3.81%	0.79%	20.7%
Cost of Interest-Bearing Liabilities	2.62	1.17	1.45	123.9%
Net Interest Spread	1.98	2.64	(0.66)	(25.0)%
Net Interest Margin	2.60	2.96	(0.36)	(12.2)%

(1) Includes Nonaccrual Loans.

Net interest income for the recently completed quarter decreased by $1.6 million, or 5.8%, from the first quarter of 2023. Interest and fees on loans were $40.4 million for the first quarter of 2024, an increase from $31.9 million for the quarter ending March 31, 2023, primarily due to loan growth and higher loan rates. Interest expense for the first quarter of 2024 was $20.2 million, an increase of $12.2 million versus the comparable quarter ending March 31, 2023, primarily due to higher deposit rates and changes in deposit composition. Net interest margin decreased 36 basis points in the first quarter of 2024 to 2.60%, from 2.96% during the first quarter of 2023. Average earning asset yields were 79 basis points higher as compared to the first quarter of 2023. The cost of interest-bearing liabilities increased 145 basis points from the quarter ended March 31, 2023. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis" on page 49 The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 58 and "Loan Trends" on page 56.
As discussed previously under the heading "Asset Quality" beginning on page 60, the provision for loan losses for the first quarter of 2024 was $617 thousand, compared to a provision of $1.6 million for the first quarter of 2023.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change
Income From Fiduciary Activities	$2,457	$2,275	$182	8.0%
Fees for Other Services to Customers	2,543	2,595	(52)	(2.0)%
Insurance Commissions	1,682	1,520	162	10.7%
Net Gain on Securities	17	(104)	121	(116.3)%
Net Gain on the Sale of Loans	4	4	—	—%
Other Operating Income	1,155	387	768	198.4%
Total Non-interest Income	$7,858	$6,677	$1,181	17.7%

Total non-interest income in the current quarter was $7.9 million, an increase of $1.2 million from the comparable quarter of 2023. Income from fiduciary activities for the first quarter of 2024 increased by 8.0% from the first quarter of 2023. Assets under trust administration and investment management at March 31, 2024 were $1.83 billion, an increase from $1.67 billion at March 31, 2023.
Fees for other services to customers were $2.5 million for the first quarter of 2024, a decrease of $52 thousand or 2.0% from the first quarter of 2023.
Insurance commissions were $1.7 million for the first quarter of 2024, an increase of $162 thousand or 10.7%, as compared to the first quarter of 2023.
Net gain on securities of $17 thousand for the first quarter of 2024 was the result of an increase in the fair value of equity securities from December 31, 2023. Other operating income increased from the comparable prior-year quarter as the result of gains on other assets.

Non-interest Expense
Summary of Non-interest Expense
(Dollars in Thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change
Salaries and Employee Benefits	$12,893	$11,947	$946	7.9%
Occupancy Expense of Premises, Net	1,771	1,628	143	8.8%
Technology and Equipment Expense	4,820	4,417	403	9.1%
FDIC and FICO Assessments	715	479	236	49.3%
Amortization	41	45	(4)	(8.9)%
Other Operating Expense	3,772	3,780	(8)	(0.2)%
Total Non-interest Expense	$24,012	$22,296	$1,716	7.7%
Efficiency Ratio	69.54%	63.43%	6.1%	9.6%

Non-interest expense for the first quarter of 2024 was $24.0 million, an increase of $1.7 million, or 7.7%, from the first quarter of 2023. Salaries and benefit expenses increased $946 thousand, or 7.9%, from the comparable quarter in 2023. Technology expenses in the first quarter increased $403 thousand, or 9.1%, from the first quarter of 2023. In the first quarter of 2024, FDIC assessments increased $236 thousand from the first quarter of 2023, primarily the result of increase in the balance sheet.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change
Provision for Income Taxes	$2,024	$2,359	$(335)	(14.2)%
Effective Tax Rate	20.9%	21.6%	(0.7)%	(3.2)%

The decrease in the effective tax rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the reduction of pretax income.

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

As of March 31, 2024:

	Change in Interest Rate
	+ 200 basis points	- 100 basis points
Calculated change in Net Interest Income - Year 1	(3.4)%	1.0%
Calculated change in Net Interest Income - Year 2	16.4%	14.5%

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

Item 4.
CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the Chief Executive Officer ("CEO") (who is our principal executive officer) and Chief Financial Officer ("CFO") (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2024. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that:
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

Based on this evaluation, management concluded that our internal control over financial reporting was not effective due to the following unremediated material weaknesses identified in our internal control over financial reporting, previously disclosed on the 2023 Form 10-K:

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

The material weaknesses did not result in a material misstatement of our annual or interim financial statements or previously released financial results.For additional information please refer to Part II - Item 9A. of the 2023 Form 10-K.

Prior to filing this Report, we performed relevant and responsive substantive procedures as of March 31, 2024, in order to complete our financial statements and related disclosures. Based on these procedures, management believes that our consolidated financial statements included in this Report have been prepared in accordance with GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of the dates, and for the periods presented in this Report.

Remediation Efforts to Address the Material Weaknesses

The aforementioned material weaknesses were previously disclosed in the 2023 and 2022 Forms 10-K. While the Company has improved its organizational capabilities and implemented necessary remediation measures, the remediation steps taken were not in place for a sufficient amount of time for the material weaknesses to be considered remediated as of March 31, 2024. Accordingly, the Company will continue to monitor its remediation measures in the remaining quarters of 2024 in order to confirm effective remediation of the identified material weaknesses.
During the year ended December 31, 2023 and through the three months ended March 31, 2024, management initiated and/or completed the following remedial actions:
•The Company evaluated the assignment of responsibilities of internal and external resources associated with the performance of internal controls over financial reporting and hired additional resources, contracted external resources, and/or provided additional training to existing resources as appropriate. In addition, we have initiated a process to identify and maintain the information required to support the functioning of internal control.
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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As previously disclosed in certain of the Company’s filings with the SEC, on June 23, 2023, Robert C. Ashe filed a putative class action complaint (the "Ashe Lawsuit") against the Company in the United States District Court for the Northern District of New York. In addition to the Company, the complaint names as defendants Thomas J. Murphy, the Company’s former CEO and from September 30, 2022 to February 20, 2023, its interim CFO, Edward J. Campanella, the Company’s former CFO, and Penko Ivanov, the Company’s current CFO (“Individual Defendants” and, together with the Company, the "Defendants"). The complaint alleges that the Defendants made materially false and misleading statements regarding the Company’s business, operations and compliance policies in the Company’s public filings between March 12, 2022 and May 12, 2023. The complaint further alleges that the Individual Defendants are liable for these materially false and misleading statements as "controlling persons" of the Company. Based on these allegations, the complaint brings two claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and of Section 20(a) of the Exchange Act. Mr. Ashe, on behalf of a purported class of shareholders, seeks compensatory damages as well as recovery of the costs and fees associated with the litigation. On December 5, 2023, plaintiff Ashe filed an amended complaint that changed the putative class period to the period from August 5, 2022 through May 12, 2023, but challenged substantially the same statements on the same basis. On February 9, 2024, the Company moved to dismiss the action in its entirety. On April 22, 2024, the parties reached an agreement in principle to settle the matter, subject to final documentation and court approval. Management believes that the terms of the proposed settlement will not have a material adverse impact on the Company’s financial results. In the event that the parties are not able to finalize a settlement, the Company intends to continue to vigorously defend against the claims asserted in the Ashe Lawsuit.
On December 12, 2023 the Company become aware that Stephen Bull filed a complaint (the "Shareholder Derivative Complaint") on behalf of Arrow against the three individual defendants in the Ashe Lawsuit as well as against all members of Arrow’s board of directors during the class period in Ashe. The Company is named solely as a nominal defendant in the action and would be the beneficiary of any recovery. The Shareholder Derivative Complaint alleges breaches of fiduciary duty (i) by the Ashe individual defendants based on substantially the same allegedly misleading statements pleaded in the Ashe complaint; and (ii) the director defendants by failing adequately to oversee the individual defendants and maintain internal and disclosure controls. Plaintiffs seek (i) unspecified damages (which would be payable to the Company) for costs incurred as a result of the alleged misstatements, including costs of investigation, remediation, and litigation, (ii) repayment of the director defendants’ compensation on an unjust enrichment theory, and (iii) an order directing the Company to take all necessary actions to reform and improve its corporate governance, and (iv) the recovery of costs and fees associated with the litigation. The Shareholder Derivative Complaint also asserts various federal securities claims based on the same alleged misrepresentations as set forth in the Ashe Lawsuit. On March 5, 2024, the parties filed a stipulation under which the defendants accepted service and the case will be stayed pending disposition of the motion to dismiss filed in the Ashe Lawsuit.
The Company intends to continue to vigorously defend itself against the Shareholder Derivative Complaint.
Item 1.A.
Risk Factors
The Risk Factors identified in the 2023 Form 10-K continue to represent the most significant risks to Arrow's future results of operations and financial conditions, without further modification or amendment.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases of common stock (our only class of equity securities registered pursuant to Section 12 of the Exchange Act) by Arrow during the three months ended March 31, 2024. In October 2023, the Board of Directors expanded the 2022 Repurchase Program by $5 million, bringing the total availability under the repurchase program to $9.1 million, and removed the expiration date previously incorporated into the existing repurchase program. As of March 31, 2024, $458,415 remained available for the repurchase of shares under the 2022 Repurchase Program. In the first quarter of 2024, Arrow had repurchased approximately $6.0 million (244,000 shares of its common stock) under the 2022 Repurchase Program and additional purchases in April 2024 fully utilized the $9.1 million authorized program amount.
On April 24, 2024, the Board approved the 2024 Repurchase Program, under which the Board authorized management, in its discretion and to the extent that it believes Arrow's common stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of shareholders, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock.

First Quarter 2024 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
January	1,093	$26.28	—	$6,390,538
February	134,598	24.18	134,598	3,136,437
March	109,789	24.39	109,789	458,415
Total	245,480	24.28	244,387

1 The total number of shares purchased and the average price paid per share listed in columns (A) and (B) consist of (i) any shares surrendered or deemed surrendered to Arrow in such periods by holders of options to acquire Arrow common stock received by them under Arrow's long-term incentive plans in connection with their stock-for-stock exercise of such options and (ii) shares repurchased by Arrow pursuant to the 2022 Repurchase Program. In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow through such methods: January - stock-for-stock option exercises (1,093 shares); February - repurchased under the 2022 Repurchase Program (134,598 shares); and March - repurchased under the 2022 Repurchase Program (109,789 shares.)
2 Includes only those shares acquired by Arrow pursuant to the 2022 Repurchase Program.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None
Item 5.
Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, none of Arrow’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
10.1
Employment Agreement between the Registrant and David S. DeMarco, President and Chief Executive Officer, effective February 1, 2024 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 6, 2024, Exhibit 10.1*

10.2
Employment Agreement between the Registrant and David D. Kaiser, Senior Executive Vice President and Chief Credit Officer, effective February 1, 2024 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 6, 2024, Exhibit 10.2*

10.3
Employment Agreement between the Registrant and Andrew J. Wise, Senior Executive Vice President and Chief Risk Officer, effective February 1, 2024 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 6, 2024, Exhibit 10.3*

10.4
Employment Agreement between the Registrant and Penko K. Ivanov, Senior Executive Vice President, Treasurer and Chief Financial Officer, effective February 1, 2024 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 6, 2024, Exhibit 10.4*

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
ARROW FINANCIAL CORPORATION
Registrant

May 10, 2024	/s/ David S. DeMarco
Date	David S. DeMarco
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2024	/s/ Penko Ivanov
Date	Penko Ivanov
Chief Financial Officer
(Principal Financial and Accounting Officer)