Form 10-Q
period 2024-06-30
ARROW FINANCIAL CORP
filed 2024-08-08
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2024
Common Stock, par value $1.00 per share	16,732,668

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2024	December 31, 2023	June 30, 2023
ASSETS
Cash and Due From Banks	$30,372	$36,755	$33,803
Interest-Bearing Deposits at Banks	169,826	105,781	139,798
Investment Securities:
Available-for-Sale at Fair Value	450,786	497,769	543,708
Held-to-Maturity (Fair Value of $96,454 at June 30, 2024; $128,837 at December 31, 2023; and $139,143 at June 30, 2023)	99,348	131,395	143,460
Equity Securities	1,996	1,925	1,889
Other Investments	4,274	5,049	4,932
Loans	3,315,523	3,212,908	3,069,897
Allowance for Credit Losses	(31,009)	(31,265)	(31,170)
Net Loans	3,284,514	3,181,643	3,038,727
Premises and Equipment, Net	59,243	59,642	59,773
Goodwill	21,873	21,873	21,873
Other Intangible Assets, Net	927	1,110	1,302
Other Assets	121,248	126,926	114,388
Total Assets	$4,244,407	$4,169,868	$4,103,653
LIABILITIES
Noninterest-Bearing Deposits	$704,707	$758,425	$759,495
Interest-Bearing Checking Accounts	856,788	799,785	856,016
Savings Deposits	1,446,821	1,466,280	1,517,937
Time Deposits over $250,000	173,526	179,301	140,694
Other Time Deposits	501,797	483,775	228,082
Total Deposits	3,683,639	3,687,566	3,502,224
Borrowings	106,500	26,500	171,800
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	5,038	5,066	5,093
Other Liabilities	46,212	50,964	43,093
Total Liabilities	3,861,389	3,790,096	3,742,210
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at June 30, 2024, December 31, 2023 and June 30, 2023	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (22,066,559 Shares Issued at June 30, 2024 and December 31, 2023 and 21,423,992 Shares Issued at June 30, 2023)	22,067	22,067	21,424
Additional Paid-in Capital	412,917	412,551	401,069
Retained Earnings	72,980	65,792	71,076
Accumulated Other Comprehensive Loss	(31,632)	(33,416)	(47,613)
Treasury Stock, at Cost (5,343,295 Shares at June 30, 2024; 5,124,073 Shares at December 31, 2023 and 4,870,934 Shares at June 30, 2023)	(93,314)	(87,222)	(84,513)
Total Stockholders’ Equity	383,018	379,772	361,443
Total Liabilities and Stockholders’ Equity	$4,244,407	$4,169,868	$4,103,653
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$42,141	$34,618	$82,517	$66,504
Interest on Deposits at Banks	2,185	1,674	4,632	2,153
Interest and Dividends on Investment Securities:
Fully Taxable	3,009	2,951	6,195	5,899
Exempt from Federal Taxes	637	770	1,305	1,567
Total Interest and Dividend Income	47,972	40,013	94,649	76,123
INTEREST EXPENSE
Interest-Bearing Checking Accounts	1,903	820	3,544	1,190
Savings Deposits	10,571	8,514	20,801	14,101
Time Deposits over $250,000	1,869	1,119	3,842	1,693
Other Time Deposits	5,074	1,196	10,157	1,670
Borrowings	1,186	2,373	2,262	3,166
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	170	171	341	340
Interest on Financing Leases	47	48	95	97
Total Interest Expense	20,820	14,241	41,042	22,257
NET INTEREST INCOME	27,152	25,772	53,607	53,866
Provision for Credit Losses on Loans	775	948	1,392	2,502
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	26,377	24,824	52,215	51,364
NON-INTEREST INCOME
Income From Fiduciary Activities	2,451	2,428	4,908	4,703
Fees for Other Services to Customers	2,706	2,717	5,249	5,312
Insurance Commissions	1,662	1,560	3,344	3,080
Net Gain (Loss) on Securities	54	(181)	71	(285)
Net Gain on Sales of Loans	5	—	9	4
Other Operating Income	978	382	2,133	769
Total Non-Interest Income	7,856	6,906	15,714	13,583
NON-INTEREST EXPENSE
Salaries and Employee Benefits	13,036	12,039	25,929	23,986
Occupancy Expenses, Net	1,774	1,583	3,545	3,211
Technology and Equipment Expense	4,734	4,362	9,554	8,779
FDIC Assessments	698	484	1,413	963
Other Operating Expense	3,076	5,615	6,889	9,440
Total Non-Interest Expense	23,318	24,083	47,330	46,379
INCOME BEFORE PROVISION FOR INCOME TAXES	10,915	7,647	20,599	18,568
Provision for Income Taxes	2,311	1,600	4,335	3,959
NET INCOME	$8,604	6,047	$16,264	$14,609
Average Shares Outstanding [1]:
Basic	16,685	17,050	16,764	17,050
Diluted	16,709	17,050	16,789	17,050
Per Common Share:
Basic Earnings	$0.52	$0.35	$0.97	$0.85
Diluted Earnings	0.52	0.35	0.97	0.85

    1 2023 Share and Per Share Amounts have been restated for the September 26, 2023 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$8,604	$6,047	$16,264	$14,609
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Securities Holding Gain (Loss) Arising During the Period	751	(3,849)	(779)	2,250
Net Unrealized Gain (Loss) on Cash Flow Hedge Agreements	505	59	2,895	(534)
Reclassification of Net Unrealized (Gain) Loss on Cash Flow Hedge Agreements to Interest Expense	(159)	163	(317)	310
Amortization of Net Retirement Plan Actuarial (Gain)	(66)	(42)	(116)	(60)
Amortization of Net Retirement Plan Prior Service Cost	51	39	101	76
Other Comprehensive Income (Loss)	1,082	(3,630)	1,784	2,042
Comprehensive Income	$9,686	$2,417	$18,048	$16,651

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Six Month Period Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2023	$22,067	$412,551	$65,792	$(33,416)	$(87,222)	$379,772
Net Income	—	—	16,264	—	—	16,264
Other Comprehensive Income	—	—	—	1,784	—	1,784
Cash Dividends Paid, $.54 per Share	—	—	(9,076)	—	—	(9,076)
Stock Options Exercised, Net (8,620 Shares)	—	97	—	—	69	166
Shares Issued Under the Directors’ Stock Plan (10,602 Shares)	—	172	—	—	84	256
Shares Issued Under the Employee Stock Purchase Plan (5,843 Shares)	—	82	—	—	47	129
Shares Issued Related to Restricted Share Awards (22,230 Shares)	—	(179)	—	—	179	—
Compensation expense related to Employee Stock purchase Plan	—	13	—	—	—	13
Stock-Based Compensation Expense	—	151	—	—	—	151
Tax Benefit from Exercise of Stock Options	—	30	—	—	—	30
Purchase of Treasury Stock (266,517 Shares)	—	—	—	—	(6,471)	(6,471)
Balance at June 30, 2024	$22,067	$412,917	$72,980	$(31,632)	$(93,314)	$383,018

	Three Month Period Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at March 31, 2024	$22,067	$412,823	$68,887	$(32,714)	$(93,077)	$377,986
Net Income	—	—	8,604	—	—	8,604
Other Comprehensive Income	—	—	—	1,082	—	1,082
Cash Dividends Paid, $.27 per Share	—	—	(4,511)	—	—	(4,511)
Stock Options Exercised, Net (2,560 Shares)	—	30	—	—	20	50
Shares Issued Under the Directors’ Stock Plan (5,715 Shares)	—	83	—	—	45	128
Shares Issued Under the Employee Stock Purchase Plan (3,572 Shares)	—	49	—	—	29	78
Shares Issued Related to Restricted Share Awards (22,230 Shares)	—	(179)	—	—	179	—
Compensation expense related to Employee Stock purchase Plan	—	8	—	—	—	8
Stock-Based Compensation Expense	—	73	—	—	—	73
Tax Benefit from Exercise of Stock Options	—	30	—	—	—	30
Purchase of Treasury Stock (21,037 Shares)	—	—	—	—	(510)	(510)
Balance at June 30, 2024	$22,067	$412,917	$72,980	$(31,632)	$(93,314)	$383,018

	Six Month Period Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2022	$21,424	400,270	65,401	$(49,655)	$(83,902)	$353,538
Net Income	—	—	14,609	—	—	14,609
Other Comprehensive Income	—	—	—	2,042	—	2,042
Cash Dividends Paid, $.524 per Share [1]	—	—	(8,934)	—	—	(8,934)
Stock Options Exercised, Net (3,772 Shares)	—	50	—	—	33	83
Shares Issued Under the Directors’ Stock Plan (3,418 Shares)	—	85	—	—	29	114
Shares Issued Under the Employee Stock Purchase Plan (3,872 Shares)	—	87	—	—	33	120
Shares Issued for Dividend Reinvestment Plans (17,753 Shares)	—	330	—	—	142	472
Stock-Based Compensation Expense	—	247	—	—	—	247
Purchase of Treasury Stock (27,395 Shares)	—	—	—	—	(848)	(848)
Balance at June 30, 2023	$21,424	$401,069	$71,076	$(47,613)	$(84,513)	$361,443

	Three Month Period Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at March 31, 2023	$21,424	$400,944	$69,499	$(43,983)	$(84,513)	$363,371
Net Income	—	—	6,047	—	—	6,047
Other Comprehensive Loss	—	—	—	(3,630)	—	(3,630)
Cash Dividends Paid, $.262 per Share [1]	—	—	(4,470)	—	—	(4,470)
Stock-Based Compensation Expense	—	125	—	—	—	125
Balance at June 30, 2023	$21,424	$401,069	$71,076	$(47,613)	$(84,513)	$361,443

1 Cash dividends paid per share have been adjusted for the September 26, 2023 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended June 30
Cash Flows from Operating Activities:	2024	2023
Net Income	$16,264	$14,609
Provision for Credit Losses	1,392	2,502
Depreciation and Amortization	2,644	3,432
Net (Gain) Loss on Securities Transactions	(71)	285
Loans Originated and Held-for-Sale	(833)	344
Proceeds from the Sale of Loans Held-for-Sale	9	4
Net Gain on the Sale of Loans	(9)	(4)
Net (Gain) Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(334)	86
Contributions to Retirement Benefit Plans	(336)	(273)
Deferred Income Tax Benefit	(252)	(71)
Shares Issued Under the Directors’ Stock Plan	256	114
Stock-Based Compensation Expense	164	247
Tax Benefit from Exercise of Stock Options	39	11
Net (Increase) Decrease in Other Assets	(2,970)	1,023
Net Decrease in Other Liabilities	3,465	3,390
Net Cash Provided By Operating Activities	19,428	25,699
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	46,298	32,134
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	33,076	34,198
Purchases of Securities Held-to-Maturity	(1,197)	(2,552)
Net Increase in Loans	(109,992)	(89,638)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	2,230	1,305
Purchase of Premises and Equipment	(2,719)	(5,064)
Net Decrease in FHLB and Federal Reserve Bank Stock	775	1,132
Net Cash Used By Investing Activities	(31,529)	(28,485)
Cash Flows from Financing Activities:
Net (Decrease) Increase in Deposits	(3,927)	3,860
Finance Lease Payments	(28)	(26)
Other Borrowings - Advances	100,000	250,000
Other Borrowings - Paydowns	(20,000)	(133,000)
Net Cash Collateral Received from Derivative Counterparties	8,970	—
Purchase of Treasury Stock	(6,471)	(848)
Stock Options Exercised, Net	166	83
Shares Issued Under the Employee Stock Purchase Plan	129	120
Shares Issued for Dividend Reinvestment Plans	—	472
Cash Dividends Paid	(9,076)	(8,934)
Net Cash Provided By Financing Activities	69,763	111,727
Net Increase in Cash and Cash Equivalents	57,662	108,941
Cash and Cash Equivalents at Beginning of Period	142,536	64,660
Cash and Cash Equivalents at End of Period	$200,198	$173,601

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$37,625	$19,179
Income Taxes	3,553	3,269
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,079	1,320

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

Note 2.     ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2024, December 31, 2023 and June 30, 2023; the results of operations for the three and six month periods ended June 30, 2024 and 2023; the consolidated statements of comprehensive income for the three and six month periods ended June 30, 2024 and 2023; the changes in stockholders' equity for the three and six month periods ended June 30, 2024 and 2023; and the cash flows for the six month periods ended June 30, 2024 and 2023. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2023 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").

Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." On January 7, 2021, the FASB issued ASU 2021-01, which refines the scope of ASC 848 and clarifies some of its guidance. The ASU and related amendments provide temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from the LIBOR or other interbank offered rate on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022 and permit relief solely for reference rate reform actions and different elections over the effective date for legacy and new activity. In December 2022, FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848)" which deferred the sunset date of Topic 848 to December 31, 2024, to allow for a transition period after the sunset of LIBOR. Arrow does not expect ASU 2022-06 will have a material impact on its consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU amends FASB Topic 280 to permit the disclosure of multiple measures of a segment's profit or loss, and requires an entity with a single reportable segment to apply FASB Topic 280 in its entirety. In addition, this ASU requires new segment disclosures. Arrow does not expect this new standard will have a material impact on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09,1 which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. Arrow does not expect this new standard will have a material impact on the consolidated financial statements.

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
Management estimates the allowance using relevant available information from internal and external sources related to past events, current conditions, and a reasonable and supportable single economic forecast. Historical credit loss experience provides the basis for the estimation of expected credit losses. Arrow's historical loss experience is supplemented with peer information when there is insufficient loss data for Arrow. Peer selection is based on a review of institutions with comparable loss experience as well as loan yield, bank size, portfolio concentration and geography. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in credit concentrations, delinquency level, collateral values and underwriting standards as well as changes in economic conditions or other relevant factors. Management judgment is required at each point in the measurement process.
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
Historical credit loss experience for both Arrow and segment-specific peers provides the basis for the estimation of expected credit losses. Arrow utilized regression analyses of peer data where observed credit losses and selected economic factors were utilized to determine suitable loss drivers for modeling lifetime probability of default (PD) rates. Arrow uses the discounted cash flow (DCF) method to estimate expected credit losses for the commercial, commercial real estate, and residential segments. For each of these loan segments, Arrow generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, PD, and segment-specific loss given default (LGD) risk factors. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions.
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
All loans that exceed $250,000 which are on nonaccrual, are evaluated on an individual basis. For collateral dependent financial assets where Arrow has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and Arrow expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, Arrow has elected to measure the allowance for credit loss as the difference between the fair value of the collateral less cost to sell, and the amortized cost basis of the asset as of the measurement date. In the event the repayment of a collateral dependent financial asset is expected to be provided substantially through the operation of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.
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

Allowance for Credit Losses – Available-for-Sale (AFS) Debt Securities - Arrow's AFS debt securities are comprised of U.S. Treasuries, U.S. Government & Agency Obligations, State and Municipal Obligations, Mortgage-Backed Securities and Corporate and Other Debt Securities. The impairment model for AFS debt securities differs from the CECL approach utilized by HTM debt securities since AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position,

Arrow first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, in making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, failure of the issuer of the debt security to make scheduled interest or principal payments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. The cash flows are estimated using information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure:

Cybersecurity Risk management and strategy - Annually, registrants are required to describe the processes, if any, for assessing, identifying,and managing material risks from cybersecurity threats in sufficient detail for a reasonable investor to understand those processes.

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

The annual disclosure requirements became effective for the Company beginning with the 2023 Form 10-K.

Note 3. CASH AND CASH EQUIVALENTS (In Thousands)

The following table is the schedule of Cash and Cash Equivalents at June 30, 2024, December 31, 2023 and June 30, 2023:
	June 30, 2024	December 31, 2023	June 30, 2023
Cash and Due From Banks	$30,372	$36,755	$33,803
Interest-bearing Deposits at Banks	169,826	105,781	139,798
Total Cash and Cash Equivalents	$200,198	142,536	173,601

Note 4.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at June 30, 2024, December 31, 2023 and June 30, 2023:

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
June 30, 2024
Available-For-Sale Securities, at Amortized Cost	$49,559	$160,000	$240	$283,468	$1,000	$494,267
Gross Unrealized Gains	—	—	—	17	—	17
Gross Unrealized Losses	(103)	(6,647)	—	(36,695)	(53)	(43,498)
Available-For-Sale Securities, at Fair Value	49,456	153,353	240	246,790	947	450,786
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						299,368

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$24,621	$60,000	$—	$2,058	$—	$86,679
From 1 - 5 Years	24,938	100,000	—	179,619	—	304,557
From 5 - 10 Years	—	—	240	101,791	1,000	103,031
Over 10 Years	—	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$24,608	$59,355	$—	$2,011	$—	$85,974
From 1 - 5 Years	24,848	93,998	—	160,000	—	278,846
From 5 - 10 Years	—	—	240	84,779	947	85,966
Over 10 Years	—	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$49,456	$14,978	$—	$3,922	$—	$68,356
12 Months or Longer	—	138,375	—	241,405	947	380,727
Total	$49,456	$153,353	$—	$245,327	$947	$449,083
Number of Securities in a Continuous Loss Position	2	21	—	98	1	122

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$103	$22	$—	$6	$—	$131
12 Months or Longer	—	6,625	—	36,689	53	43,367
Total	$103	$6,647	$—	$36,695	$53	$43,498

Disaggregated Details:
US Treasuries, at Amortized Cost	$49,559
US Treasuries, at Fair Value	49,456
US Agency Obligations, at Amortized Cost		$160,000
US Agency Obligations, at Fair Value		153,353
Local Municipal Obligations, at Amortized Cost			$240
Local Municipal Obligations, at Fair Value			240
US Government Agency Securities, at Amortized Cost				$7,051

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
US Government Agency Securities, at Fair Value				6,714
Government Sponsored Entity Securities, at Amortized Cost				276,417
Government Sponsored Entity Securities, at Fair Value				240,076
Corporate Trust Preferred Securities, at Amortized Cost					$1,000
Corporate Trust Preferred Securities, at Fair Value					947

December 31, 2023
Available-For-Sale Securities, at Amortized Cost	$73,761	$160,000	$280	$305,161	$1,000	$540,202
Gross Unrealized Gains	243	51	—	6	—	300
Gross Unrealized Losses	—	(7,126)	—	(35,407)	(200)	(42,733)
Available-For-Sale Securities, at Fair Value	74,004	152,925	280	269,760	800	497,769
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						242,938

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	—	137,874	—	269,286	800	407,960
Total	$—	$137,874	$—	$269,286	$800	$407,960
Number of Securities in a Continuous Loss Position	—	19	—	97	1	117

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	—	7,126	—	35,407	200	42,733
Total	$—	$7,126	$—	$35,407	$200	$42,733

Disaggregated Details:
US Treasuries, at Amortized Cost	$73,761
US Treasuries, at Fair Value	74,004
US Agency Obligations, at Amortized Cost		$160,000
US Agency Obligations, at Fair Value		152,925
Local Municipal Obligations, at Amortized Cost			$280
Local Municipal Obligations, at Fair Value			280
US Government Agency Securities, at Amortized Cost				$7,291
US Government Agency Securities, at Fair Value				6,864
Government Sponsored Entity Securities, at Amortized Cost				297,870
Government Sponsored Entity Securities, at Fair Value				262,896
Corporate Trust Preferred Securities, at Amortized Cost					$1,000

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
Corporate Trust Preferred Securities, at Fair Value					800

June 30, 2023
Available-For-Sale Securities, at Amortized Cost	$—	$190,000	$280	$414,995	$1,000	$606,275
Gross Unrealized Gains	—	—	—	3	—	3
Gross Unrealized Losses	—	(13,984)	—	(48,386)	(200)	(62,570)
Available-For-Sale Securities, at Fair Value	—	176,016	280	366,612	800	543,708
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						362,707

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$29,509	$—	$24,851	$—	$54,360
12 Months or Longer	—	146,505	—	341,648	800	488,953
Total	$—	$176,014	$—	$366,499	$800	$543,313
Number of Securities in a Continuous Loss Position	—	25	—	154	1	180

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$490	$—	$551	$—	$1,041
12 Months or Longer	—	13,494	—	47,835	200	61,529
Total	$—	$13,984	$—	$48,386	$200	$62,570

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost		$190,000
US Agency Obligations, at Fair Value		176,016
Local Municipal Obligations, at Amortized Cost			$280
Local Municipal Obligations, at Fair Value			280
US Government Agency Securities, at Amortized Cost				$7,573
US Government Agency Securities, at Fair Value				7,048
Government Sponsored Entity Securities, at Amortized Cost				407,422
Government Sponsored Entity Securities, at Fair Value				359,564
Corporate Trust Preferred Securities, at Amortized Cost					$1,000
Corporate Trust Preferred Securities, at Fair Value					800

At June 30, 2024, there was no allowance for credit losses for the AFS debt securities portfolio.

The following table is the schedule of Held-To-Maturity Securities at June 30, 2024, December 31, 2023 and June 30, 2023:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
June 30, 2024
Held-To-Maturity Securities, at Amortized Cost	$91,659	$7,689	$99,348
Gross Unrealized Losses	(2,530)	(364)	(2,894)
Held-To-Maturity Securities, at Fair Value	89,129	7,325	96,454
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			79,625
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			76,732

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$46,357	$—	$46,357
From 1 - 5 Years	43,785	7,689	51,474
From 5 - 10 Years	1,511	—	1,511
Over 10 Years	6	—	6

Maturities of Debt Securities, at Fair Value:
Within One Year	$45,702	$—	$45,702
From 1 - 5 Years	41,956	7,325	49,281
From 5 - 10 Years	1,465	—	1,465
Over 10 Years	6	—	6

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$236	$—	$236
12 Months or Longer	73,733	7,325	81,058
Total	$73,969	$7,325	$81,294

Number of Securities in a Continuous Loss Position	237	16	253

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$4	$—	$4
12 Months or Longer	2,526	364	2,890
Total	$2,530	$364	$2,894

Disaggregated Details:
Municipal Obligations, at Amortized Cost	$91,659
Municipal Obligations, at Fair Value	89,129
US Government Agency Securities, at Amortized Cost		$2,722

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
US Government Agency Securities, at Fair Value		2,583
Government Sponsored Entity Securities, at Amortized Cost		4,967
Government Sponsored Entity Securities, at Fair Value		4,742

December 31, 2023
Held-To-Maturity Securities, at Amortized Cost	$122,450	$8,945	$131,395
Gross Unrealized Losses	(2,157)	(401)	(2,558)
Held-To-Maturity Securities, at Fair Value	120,293	8,544	128,837
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			115,030
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			112,472

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,472	$—	$1,472
12 Months or Longer	102,839	8,544	111,383
Total	$104,311	$8,544	$112,855
Number of Securities in a Continuous Loss Position	319	16	335

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$14	$—	$14
12 Months or Longer	2,143	402	2,545
Total	$2,157	$402	$2,559

Disaggregated Details:
Municipal Obligations, at Amortized Cost	$122,450
Municipal Obligations, at Fair Value	120,293
US Government Agency Securities, at Amortized Cost		$3,114
US Government Agency Securities, at Fair Value		2,954
Government Sponsored Entity Securities, at Amortized Cost		5,831
Government Sponsored Entity Securities, at Fair Value		5,589

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
June 30, 2023
Held-To-Maturity Securities, at Amortized Cost	$133,176	$10,284	$143,460
Gross Unrealized Gains	—	—	—
Gross Unrealized Losses	(3,717)	(600)	(4,317)
Held-To-Maturity Securities, at Fair Value	129,459	9,684	139,143
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			120,449
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			115,674

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$19,210	$—	$19,210
12 Months or Longer	94,163	9,684	103,847
Total	$113,373	$9,684	$123,057
Number of Securities in a Continuous Loss Position	343	16	359

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$292	$—	$292
12 Months or Longer	3,425	600	4,025
Total	$3,717	$600	$4,317

Disaggregated Details:
Municipal Obligations, at Amortized Cost	$133,176
Municipal Obligations, at Fair Value	129,459
US Government Agency Securities, at Amortized Cost		$3,516
US Government Agency Securities, at Fair Value		3,295
Government Sponsored Entity Securities, at Amortized Cost		6,768
Government Sponsored Entity Securities, at Fair Value		6,389

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
Arrow evaluates AFS debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at June 30, 2024, gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at June 30, 2024 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended June 30, 2024.

Arrow's HTM debt securities are comprised of U.S. government-sponsored enterprises (GSEs) or state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its HTM debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of June 30, 2024.

The following table is the schedule of Equity Securities at June 30, 2024, December 31, 2023 and June 30, 2023:

Equity Securities

	June 30, 2024	December 31, 2023	June 30, 2023
Equity Securities, at Fair Value	$1,996	$1,925	$1,889

The following is a summary of realized and unrealized gains and losses recognized in net income on equity securities during the three and six month periods ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Gain (Loss) on Equity Securities	$54	$(181)	$71	$(285)
Less: Net gain recognized during the reporting period on equity securities sold during the period	—	—	—	—
Unrealized net gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$54	$(181)	$71	$(285)

Note 5.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of June 30, 2024, December 31, 2023 and June 30, 2023 and an analysis of the recorded investment in loans that are past due at these dates. Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $998, $165 and $312 as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2024
Loans Past Due 30-59 Days	$466	$300	$11,735	$2,338	$14,839
Loans Past Due 60-89 Days	45	489	4,295	1,408	6,237
Loans Past Due 90 or more Days	79	15,148	1,207	3,359	19,793
Total Loans Past Due	590	15,937	17,237	7,105	40,869
Current Loans	163,242	741,541	1,121,576	1,248,295	3,274,654
Total Loans	$163,832	$757,478	$1,138,813	$1,255,400	$3,315,523

December 31, 2023
Loans Past Due 30-59 Days	$298	$—	$13,511	$3,715	$17,524
Loans Past Due 60-89 Days	21	636	5,579	861	7,097
Loans Past Due 90 or more Days	30	15,308	1,801	3,140	20,279
Total Loans Past Due	349	15,944	20,891	7,716	44,900
Current Loans	155,875	729,543	1,090,776	1,191,814	3,168,008
Total Loans	$156,224	$745,487	$1,111,667	$1,199,530	$3,212,908

June 30, 2023
Loans Past Due 30-59 Days	$192	$—	$10,275	$494	$10,961
Loans Past Due 60-89 Days	287	—	5,302	2,326	7,915
Loans Past Due 90 or more Days	59	—	1,776	2,828	4,663
Total Loans Past Due	538	—	17,353	5,648	23,539
Current Loans	146,980	723,948	1,070,412	1,105,018	3,046,358
Total Loans	$147,518	$723,948	$1,087,765	$1,110,666	$3,069,897

Schedule of Non Accrual Loans by Category
		Commercial
June 30, 2024	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$31	$884	$915
Nonaccrual Loans	79	15,148	1,260	3,631	20,118
Nonaccrual With No Allowance for Credit Loss	79	15,148	1,260	3,631	20,118
Interest Income on Nonaccrual Loans	—	—	—	—	—

December 31, 2023
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$6	$446	$452
Nonaccrual Loans	30	15,308	1,877	3,430	20,645

June 30, 2023
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$467	$467
Nonaccrual Loans	89	—	1,897	4,011	5,997

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

Commercial Real Estate - Arrow offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are typically secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and both owner- and non-owner-occupied facilities. These loans are typically less risky than commercial loans, since they are secured by real estate and buildings, and are generally originated in amounts of no more than 80% of the appraised value of the property. However, Arrow also offers commercial construction and land development loans to finance projects. Many projects will ultimately be used by the borrowers' businesses, while others are developed for resale. These real estate loans are also typically secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities and both owner-occupied and non-owner-occupied facilities. There is enhanced risk during the construction period, since the loan is secured by an incomplete project. Arrow’s Commercial Real Estate loans are primarily located within the footprint of the Company’s branch network, with some loans extending into the greater upstate New York area. Arrow does not provide Commercial Real Estate loans in major metropolitan areas such as New York City, Boston, etc.

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
The June 30, 2024 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized a six-quarter economic forecast sourced from reputable third-parties that reflects no change in the forecasted national unemployment rate, forecasted gross domestic product projected to improve by approximately 0.17%, and the home price index (HPI) forecast to increase by approximately 2.62% from the previous quarter economic forecast. The overall change in the allowance from March 31, 2024 was primarily driven by the following factors: net loan growth contributed $0.5 million, changes in macro economic conditions reduced the allowance by $0.8 million, qualitative factors increased the allowance by $0.4 million, and net charge-offs of $0.6 million. The second quarter provision for credit losses was $775 thousand. In addition, Arrow recorded a credit for estimated credit losses on off-balance sheet credit exposures in other liabilities of $153 thousand in the second quarter of 2024. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of June 30, 2024.

The following table details activity in the allowance for credit losses on loans for the three and six months ended June 30, 2024 and June 30, 2023:

Allowance for Credit Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
March 31, 2024	$2,842	$14,168	$2,756	$11,795	$31,561
Charge-offs	$—	$—	$(1,850)	$—	$(1,850)
Recoveries	$—	$—	$523	$—	$523
Provision	$(811)	$(57)	$1,556	$87	$775
June 30, 2024	$2,031	$14,111	$2,985	$11,882	$31,009

December 31, 2023	$1,958	$15,521	$2,566	$11,220	$31,265
Charge-offs	$(9)	$—	$(3,124)	$—	$(3,133)
Recoveries	$—	$—	$1,485	$—	$1,485
Provision	$82	$(1,410)	$2,058	$662	$1,392
June 30, 2024	$2,031	$14,111	$2,985	$11,882	$31,009

March 31, 2023	$1,737	$15,502	$2,863	$10,682	$30,784
Charge-offs	$—	$—	$(1,274)	$(6)	$(1,280)
Recoveries	$—	$—	$718	$—	$718
Provision	$235	$195	$339	$179	$948
June 30, 2023	$1,972	$15,697	$2,646	$10,855	$31,170

December 31, 2022	$1,961	$15,213	$2,585	$10,193	$29,952
Charge-offs	$—	$—	$(2,602)	$(6)	$(2,608)
Recoveries	$—	$—	$1,324	$—	$1,324
Provision	$11	$484	$1,339	$668	$2,502
June 30, 2023	$1,972	$15,697	$2,646	$10,855	$31,170

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. Changes in this allowance are reflected in other operating expenses within the non-interest expense category. As of June 30, 2024, the total unfunded commitment off-balance sheet credit exposure was $986 thousand.

Individually Evaluated Loans

All loans that exceed $250,000, which are on nonaccrual status, are evaluated on an individual basis. Arrow has a policy applicable to collateral dependent financial assets when the borrower is experiencing financial difficulty and the repayment is expected through the sale of the collateral. This policy allows Arrow to use fair value of the collateral at the reporting date adjusted for estimated cost to sell when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operation of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. As of June 30, 2024, there were five total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $17.1 million and none had an allowance for credit loss.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2024, December 31, 2023 and June 30, 2023:

June 30, 2024	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	15,179	15,179
Consumer	—	—	—
Residential	1,886	—	1,886
Total	$1,886	$15,179	$17,065

December 31, 2023	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	15,308	15,308
Consumer	—	—	—
Residential	1,446	—	1,446
Total	$1,446	$15,308	$16,754

June 30, 2023	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	—	—
Consumer	—	—	—
Residential	1,963	—	1,963
Total	$1,963	$—	$1,963

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
June 30, 2024
Ending Loan Balance - Collectively Evaluated	$163,832	$742,330	$1,138,813	$1,253,512	$3,298,487
Allowance for Credit Losses - Loans Collectively Evaluated	2,031	14,111	2,985	11,882	31,009
Ending Loan Balance - Individually Evaluated	—	15,148	—	1,888	17,036
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

December 31, 2023
Ending Loan Balance - Collectively Evaluated	$156,224	$730,179	$1,111,667	$1,198,084	$3,196,154
Allowance for Credit Losses - Loans Collectively Evaluated	1,958	15,521	2,566	11,220	31,265
Ending Loan Balance - Individually Evaluated	—	15,308	—	1,446	16,754
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

June 30, 2023
Ending Loan Balance - Collectively Evaluated	$147,518	$723,948	$1,087,765	$1,108,703	$3,067,934
Allowance for Credit Losses - Loans Collectively Evaluated	1,972	15,697	2,646	10,855	31,170
Ending Loan Balance - Individually Evaluated	—	—	—	1,963	1,963
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

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

Loan Credit Quality Indicators and Modification
In 2023 and the first half of 2024, no loans met the criteria for disclosure as part of ASU 2022-02. Any modifications of loans were either immaterial in natural or were made for competitive purposes, i.e., the borrowers were not experiencing financial hardship.
The following tables present credit quality indicators by total loans amortized cost basis by origination year as of June 30, 2024, December 31, 2023 and June 30, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
June 30, 2024	2024	2023	2022	2021	2020	Prior
Commercial:
Risk rating
Satisfactory	$19,007	$46,303	$29,211	$20,914	$7,857	$21,277	$13,079	$—	$157,648
Special mention	—	—	—	—	95	—	—	—	95
Substandard	—	—	—	—	—	3,096	2,993	—	6,089
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$19,007	$46,303	$29,211	$20,914	$7,952	$24,373	$16,072	$—	$163,832

Current-period gross charge-offs	$—	$—	$—	$—	$9	$—	$—	$—	$9

Commercial Real Estate:
Risk rating
Satisfactory	$35,839	$89,553	$130,911	$110,649	$118,694	$201,890	$3,093	$—	$690,629
Special mention	—	—	10,892	—	—	8,005	—	—	18,897
Substandard	—	148	9,082	2,011	2,272	34,317	122	—	47,952
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$35,839	$89,701	$150,885	$112,660	$120,966	$244,212	$3,215	$—	$757,478

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating
Performing	$221,472	$353,205	$299,384	$157,987	$69,260	$35,735	$479	$—	$1,137,522
Nonperforming	22	197	353	449	173	97	—	—	1,291
Total Consumer Loans	$221,494	$353,402	$299,737	$158,436	$69,433	$35,832	$479	$—	$1,138,813

Current-period gross charge-offs	$834	$441	$888	$597	$214	$150	$—	$—	$3,124

Residential:
Risk rating
Performing	$64,802	$177,575	$233,558	$188,007	$111,407	$354,568	$120,968	$—	$1,250,885
Nonperforming	—	201	442	631	441	2,454	346	—	4,515
Total Residential Loans	$64,802	$177,776	$234,000	$188,638	$111,848	$357,022	$121,314	$—	$1,255,400

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Loans	$341,142	$667,182	$713,833	$480,648	$310,199	$661,439	$141,080	$—	$3,315,523

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial:
Risk rating
Satisfactory	$54,584	$34,047	$23,470	$9,655	$4,107	$13,360	$8,586	$—	$147,809
Special mention	—	—	—	117	—	—	—	—	117
Substandard	—	—	—	—	—	3,199	5,099	—	8,298
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$54,584	$34,047	$23,470	$9,772	$4,107	$16,559	$13,685	$—	$156,224

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate:
Risk rating
Satisfactory	$81,582	$151,818	$105,365	$120,845	$41,406	$174,516	$1,667	$—	$677,199
Special mention	—	10,439	—	—	—	4,084	—	—	14,523
Substandard	150	9,169	1,670	2,533	791	38,955	497	—	53,765
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$81,732	$171,426	$107,035	$123,378	$42,197	$217,555	$2,164	$—	$745,487

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating
Performing	$405,099	$355,217	$195,799	$93,708	$44,206	$15,252	$—	$—	$1,109,281
Nonperforming	208	783	551	210	81	85	468	—	2,386
Total Consumer Loans	$405,307	$356,000	$196,350	$93,918	$44,287	$15,337	$468	$—	$1,111,667

Current-period gross charge-offs	$366	$1,368	$2,122	$604	$397	$266	$—	$—	$5,123

Residential:
Risk rating
Performing	$161,878	$231,365	$192,588	$116,451	$73,875	$296,935	$122,573	$—	$1,195,665
Nonperforming	—	—	444	666	127	2,268	360	—	3,865
Total Residential Loans	$161,878	$231,365	$193,032	$117,117	$74,002	$299,203	$122,933	$—	$1,199,530

Current-period gross charge-offs	$—	$—	$—	$21	$—	$33	$—	$—	$54

Total Loans	$703,501	$792,838	$519,887	$344,185	$164,593	$548,654	$139,250	$—	$3,212,908

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
June 30, 2023	2023	2022	2021	2020	2019	Prior
Commercial:
Risk rating
Satisfactory	$15,063	$38,012	$25,715	$11,653	$5,763	$35,571	$9,487	$—	$141,264
Special mention	—	—	—	139	—	—	—	—	139
Substandard	—	—	—	—	60	3,290	2,765	—	6,115
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$15,063	$38,012	$25,715	$11,792	$5,823	$38,861	$12,252	$—	$147,518

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate:
Risk rating
Satisfactory	$32,681	$162,581	$105,800	$123,336	$42,397	$191,641	$2,971	$—	$661,407
Special mention	—	—	—	—	—	4,987	—	—	4,987
Substandard	—	9,427	1,685	2,394	802	43,221	25	—	57,554
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$32,681	$172,008	$107,485	$125,730	$43,199	$239,849	$2,996	$—	$723,948

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating
Performing	$217,691	$414,437	$238,016	$122,156	$64,295	$28,740	$—	$—	$1,085,335
Nonperforming	30	666	766	229	146	120	473	—	2,430
Total Consumer Loans	$217,721	$415,103	$238,782	$122,385	$64,441	$28,860	$473	$—	$1,087,765

Current-period gross charge-offs	$95	$705	$1,034	$324	$246	$198	$—	$—	$2,602

Residential:
Risk rating
Performing	$62,554	$231,714	$195,831	$120,506	$78,455	$316,683	$99,788	$—	$1,105,531
Nonperforming	—	115	417	939	949	2,289	426	—	5,135
Total Residential Loans	$62,554	$231,829	$196,248	$121,445	$79,404	$318,972	$100,214	$—	$1,110,666

Current-period gross charge-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6

Total Loans	$328,019	$856,952	$568,230	$381,352	$192,867	$626,542	$115,935	$—	$3,069,897

For the purposes of the table above, nonperforming consumer and residential loans were those loans on nonaccrual status or were 90 days or more past due and still accruing interest.
As of June 30, 2024, the amortized cost of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $2.4 million.
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

Note 6. DEBT (Dollars in Thousands)

Schedule of Borrowings:

	June 30, 2024	December 31, 2023	June 30, 2023
Balance:
BTFP Advances	$100,000	$—	150,000
FHLBNY Overnight Advances	—	20,000	14,000
FHLBNY Term Advances	6,500	6,500	7,800
Total Borrowings	$106,500	$26,500	$171,800

Maximum Borrowing Capacity:
Federal Funds Purchased	$28,000	$28,000	$52,000
Federal Home Loan Bank of New York	587,448	576,602	634,989
Federal Reserve Bank of New York	874,889	738,511	708,373

Available Borrowing Capacity:
Federal Funds Purchased	$28,000	$28,000	$52,000
Federal Home Loan Bank of New York	535,848	550,102	529,189
Federal Reserve Bank of New York	774,889	738,511	708,373

Arrow's subsidiary banks have in place unsecured federal funds lines of credit with two correspondent banks. As a member of the FHLBNY, Arrow participates in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock and any loans secured by real estate such as commercial real estate, residential real estate and home equity loans (see Notes 4: Investment Securities, and 5: Loans to the Consolidated Financial Statements). The maximum borrowing capacities at the FHLBNY and FRB are determined based on the fair value of the collateral pledged, subject to discounts determined by the respective lenders. As of June 30, 2024, the carrying cost for the FHLBNY collateral was approximately $861 million and approximately $1.2 billion for the FRB. As of June 30, 2024, the fair value for the FHLBNY collateral was approximately $717 million and approximately $1.2 billion for the FRB.  The investment in FHLBNY stock is proportional to the total of Arrow's overnight and term advances (see the Schedule of FFRB and FHLB Stock in Note 4, Investment Securities, to the Consolidated Financial Statements). Arrow's bank subsidiaries have also established borrowing facilities with the FRB of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5, Loans, to the Consolidated Financial Statements).

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

Maturity Schedule of FHLBNY Term Advances:

	Balances			Weighted Average Rate [1]

Final Maturity	6/30/2024	12/31/2023	6/30/2023	6/30/2024	12/31/2023	6/30/2023
First Year	$4,250	$4,250	$7,800	5.80%	5.80%	5.14%
Second Year	2,250	2,250	—	5.38%	5.38%	—%
Total	$6,500	$6,500	$7,800	5.66%	5.66%	5.14%

1. The effective rate on the FHLBNY Advances is 0% due to subsidized funding in the form of interest rate credits.
Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

At June 30, 2024, the Company had two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, Arrow Capital Statutory Trust II ("ACST II") and Arrow Capital Statutory Trust III ("ACST III" and, together with ACST II, the "Trusts"), identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
The first of the two classes of trust-issued instruments outstanding at June 30, 2024 was issued by ACST II, a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II TRUPS"). The rate on the securities is variable, previously adjusting quarterly to the now discontinued 3-month London Inter-Bank Offered Rate ("LIBOR") plus 3.15%. Arrow designated the Secured Overnight Financing Rate ("SOFR") as the replacement index for financial instruments. The rate on the securities are tied to the 3-month SOFR plus 3.15% post-conversion. ACST II used the proceeds of the sale of the ACST II TRUPS to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II TRUPS.  The ACST II TRUPS became redeemable after July 23, 2008 and mature on July 23, 2033.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at June 30, 2024, December 31, 2023, and June 30, 2023 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income for the three years.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	June 30, 2024	December 31, 2023	June 30, 2023
ACST II
Balance	$10,000	$10,000	$10,000
Period End:
Variable Interest Rate	8.74%	8.74%	8.69%
Fixed Interest Rate resulting from cash flow hedge agreement	4.00%	4.00%	4.00%

ACST III
Balance	$10,000	$10,000	$10,000
Period End:
Variable Interest Rate	7.59%	7.59%	7.54%
Fixed Interest Rate resulting from cash flow hedge agreement	2.86%	2.86%	2.86%

Note 7.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of June 30, 2024, December 31, 2023 and June 30, 2023:

Commitments to Extend Credit and Letters of Credit
	June 30, 2024	December 31, 2023	June 30, 2023
Notional Amount:
Commitments to Extend Credit	$435,597	$444,256	$463,224
Standby Letters of Credit	3,987	3,824	4,114
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	(5)	—	11

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at June 30, 2024, December 31, 2023 and June 30, 2023 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Arrow's policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at June 30, 2024, December 31, 2023 and June 30, 2023, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
As previously disclosed in certain of the Company’s filings with the SEC, on June 23, 2023, Robert C. Ashe filed a putative class action complaint (the "Ashe Lawsuit") against the Company in the United States District Court for the Northern District of New York. In addition to the Company, the complaint names as defendants Thomas J. Murphy, the Company’s former CEO and from September 30, 2022 to February 20, 2023, its interim CFO, Edward J. Campanella, the Company’s former CFO, and Penko Ivanov, the Company’s current CFO (“Individual Defendants” and, together with the Company, the "Defendants"). The complaint alleges that the Defendants made materially false and misleading statements regarding the Company’s business, operations and compliance policies in the Company’s public filings between March 12, 2022 and May 12, 2023. The complaint further alleges that the Individual Defendants are liable for these materially false and misleading statements as "controlling persons" of the Company. Based on these allegations, the complaint brings two claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and of Section 20(a) of the Exchange Act. Mr. Ashe, on behalf of a purported class of shareholders, seeks compensatory damages as well as recovery of the costs and fees associated with the litigation. On December 5, 2023, Mr. Ashe filed an amended complaint that changed the putative class period to the period from August 5, 2022 through May 12, 2023, but challenged substantially the same statements on the same basis. On February 9, 2024, the Company moved to dismiss the action in its entirety. On April 22, 2024, the parties reached an agreement in principle to settle the matter, subject to final documentation and court approval. Management believes that the terms of the proposed settlement will not have a material adverse impact on the Company’s financial results. In the event that the parties are not able to finalize a settlement, the Company intends to continue to vigorously defend against the claims asserted in the Ashe Lawsuit.
On December 12, 2023 the Company became aware that Stephen Bull filed a complaint (the "Shareholder Derivative Complaint") on behalf of Arrow against the three individual defendants in the Ashe Lawsuit as well as against all members of Arrow’s board of directors during the class period in Ashe. The Company is named solely as a nominal defendant in the action and would be the beneficiary of any recovery. The Shareholder Derivative Complaint alleges breaches of fiduciary duty (i) by the Ashe individual defendants based on substantially the same allegedly misleading statements pleaded in the Ashe complaint; and (ii) the director defendants by failing adequately to oversee the individual defendants and maintain internal and disclosure controls. Plaintiffs seek (i) unspecified damages (which would be payable to the Company) for costs incurred as a result of the alleged misstatements, including costs of investigation, remediation, and litigation, (ii) repayment of the director defendants’ compensation on an unjust enrichment theory, and (iii) an order directing the Company to take all necessary actions to reform and improve its corporate governance, and (iv) the recovery of costs and fees associated with the litigation. The Shareholder Derivative Complaint also asserts various federal securities claims based on the same alleged misrepresentations as set forth in the Ashe Lawsuit. The Company is in active settlement negotiations in this matter and expects to reach a resolution in the not too distant future. Management believes that any settlement to be reached will not have a material adverse impact on the Company’s financial results. In the event that the parties are not able to reach a settlement, the Company intends to continue to vigorously defend itself against the Shareholder Derivative Complaint.

Note 8.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income (loss) for the three and six month periods ended June 30, 2024 and 2023:

Schedule of Comprehensive Income (Loss)
	Three Months Ended June 30			Six Months Ended June 30
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
	Amount	Benefit	Amount	Amount	(Expense)	Amount
2024
Net Unrealized Securities Holding Gain (Loss) on Securities Available-for-Sale Arising During the Period	$1,014	$(263)	$751	$(1,048)	$269	$(779)
Net Unrealized Gain on Cash Flow Swap	680	(175)	505	3,901	(1,006)	2,895
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(215)	56	(159)	(428)	111	(317)
Amortization of Net Retirement Plan Actuarial Gain	(91)	25	(66)	(157)	41	(116)
Amortization of Net Retirement Plan Prior Service Cost	68	(17)	51	137	(36)	101
Other Comprehensive Income	$1,456	$(374)	$1,082	$2,405	$(621)	$1,784

2023
Net Unrealized Securities Holding (Loss) Gain on Securities Available-for-Sale Arising During the Period	$(5,186)	$1,337	$(3,849)	$3,033	$(783)	$2,250
Net Unrealized Gain (Loss) on Cash Flow Swap	79	(20)	59	(721)	187	(534)
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	220	(57)	163	418	(108)	310
Amortization of Net Retirement Plan Actuarial Gain	(56)	14	(42)	(81)	21	(60)
Amortization of Net Retirement Plan Prior Service Cost	51	(12)	39	103	(27)	76
Other Comprehensive (Loss) Income	$(4,892)	$1,262	$(3,630)	$2,752	$(710)	$2,042

The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)

	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Loss	Net Prior Service Cost

For the quarter-to-date periods ended:
March 31, 2024	$(33,178)	$3,943	$(2,889)	$(590)	$(32,714)
Other comprehensive income or loss before reclassifications	751	505	—	—	1,256
Amounts reclassified from accumulated other comprehensive income or loss	—	(159)	(66)	51	(174)
Net current-period other comprehensive income or loss	751	346	(66)	51	1,082
June 30, 2024	$(32,427)	$4,289	$(2,955)	$(539)	$(31,632)

March 31, 2023	$(42,742)	$3,608	$(4,485)	$(364)	$(43,983)
Other comprehensive income or loss before reclassifications	(3,849)	59	—	—	(3,790)
Amounts reclassified from accumulated other comprehensive income or loss	—	163	(42)	39	160
Net current-period other comprehensive income or loss	(3,849)	222	(42)	39	(3,630)
June 30, 2023	$(46,591)	$3,830	$(4,527)	$(325)	$(47,613)

For the Year-To-Date periods ended:

December 31, 2023	$(31,648)	$1,711	$(2,839)	$(640)	$(33,416)
Other comprehensive income or loss before reclassifications	(779)	2,895	—	—	2,116
Amounts reclassified from accumulated other comprehensive income or loss	—	(317)	(116)	101	(332)
Net current-period other comprehensive income or loss	(779)	2,578	(116)	101	1,784
June 30, 2024	$(32,427)	$4,289	$(2,955)	$(539)	$(31,632)

December 31, 2022	$(48,841)	$4,054	$(4,467)	$(401)	$(49,655)
Other comprehensive income or loss before reclassifications	2,250	(534)	—	—	1,716
Amounts reclassified from accumulated other comprehensive income or loss	—	310	(60)	76	326
Net current-period other comprehensive income or loss	2,250	(224)	(60)	76	2,042
June 30, 2023	$(46,591)	$3,830	$(4,527)	$(325)	$(47,613)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income or loss:

Reclassifications Out of Accumulated Other Comprehensive Income or Loss
Details about Accumulated Other Comprehensive Income or Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income or Loss		Affected Line Item in the Statement Where Net Income Is Presented

For the quarter-to-date periods ended:
June 30, 2024
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$215		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(68)	(1)	Salaries and Employee Benefits
Actuarial gain	91	(1)	Salaries and Employee Benefits
	238		Total before Tax
	(64)		Provision for Income Taxes
Total reclassifications for the period	$174		Net of Tax

June 30, 2023
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	$(220)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	$(51)	(1)	Salaries and Employee Benefits
Actuarial gain	56	(1)	Salaries and Employee Benefits
	(215)		Total before Tax
	55		Provision for Income Taxes
Total reclassifications for the period	$(160)		Net of Tax

For the Year-to-date periods ended:

June 30, 2024
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$428		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(137)	(1)	Salaries and Employee Benefits
Actuarial gain	157	(1)	Salaries and Employee Benefits
	448		Total before Tax
	(116)		Provision for Income Taxes
Total reclassifications for the period	$332		Net of Tax

June 30, 2023
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$(418)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(103)	(1)	Salaries and Employee Benefits
Actuarial gain	81	(1)	Salaries and Employee Benefits
	(440)		Total before Tax
	114		Provision for Income Taxes
Total reclassifications for the period	$(326)		Net of Tax

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

Long Term Incentive Plan
The Long Term Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance units and performance shares. The Compensation Committee of the Board of Directors administers the Long Term Incentive Plan.

Restricted Stock Awards - In May 2024, the Company granted restricted stock awards which will generally vest over a four-year period. Unvested restricted stock will generally be forfeited if the recipient ceases to be employed by the Company, with limited exceptions. Grantees of restricted stock awards are entitled to receive all dividends and distributions declared and paid on restricted stock, or cash payments equivalent to such dividends or distributions, including those declared and paid during the vesting period.

The following table summarizes information about restricted stock awards for the year to date period ended June 30, 2024:

Restricted Stock Awards

Outstanding at January 1, 2024	—
Granted	22,230
Vested	(412)
Forfeited	—
Outstanding at June 30, 2024	21,818

The following table presents information on the amounts expensed related to restricted stock for the three and six month periods ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Amount expensed	$21	$—	$21	$—
Stock Options - Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

The following table summarizes information about stock option activity for the year to date period ended June 30, 2024:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2024	305,308	$28.96
Exercised	(8,620)	19.33
Forfeited	(39,805)	28.45
Outstanding at June 30, 2024	256,883	29.36

Vested at Period-End	201,181	28.76
Expected to Vest	55,702	31.55

The following table presents information on the amounts expensed related to stock options for the three and six month periods ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Amount expensed	$81	$87	$159	$172

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

There were no restricted stock units outstanding at any time during the three or six month periods ended June 30, 2024. The following table summarizes information about restricted stock unit activity for the six month period ended June 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	13,925	30.47
Granted	5,164	31.47
Vested	(4,307)	31.35
Non-vested at June 30, 2023	14,782	30.56

The following table presents information on the amounts expensed related to restricted stock units for the periods ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Amount expensed	$—	$38	$—	$75

Employee Stock Purchase Plan
In April 2023, Arrow suspended the operation of the prior ESPP (the "Prior ESPP") as a result of the now resolved delay in filing the Annual Report on Form 10-K for the year ended December 21, 2022 (the "2022 Form 10-K") and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "2023 Q1 Form 10-Q") and the related effects under applicable securities laws. In October 2023, the Board of Directors approved the adoption of a new ESPP intended to satisfy the requirements of Section 423 of the Internal Revenue Code, which was effective January 1, 2024 (the "Qualified ESPP"). Under the Qualified ESPP, the amount of the discount is 10% below market price. Under the Prior ESPP, the amount of the discount was 5% below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan. The Qualified ESPP is considered a compensatory plan. The Qualified ESPP was approved by Arrow shareholders at the annual meeting of shareholders on June 5, 2024.

Employee Stock Ownership Plan
Arrow maintains an ESOP, pursuant to which substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements. The Company may make, and historically has made, a cash contribution to the ESOP each year.

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
Settlement accounting is required when lump sum payments during a fiscal year exceed that fiscal year's Service Cost plus Interest Cost components of the Net Periodic Pension Cost. For 2022, the sum of the Service Cost and Interest Cost was $3.3 million and the 2022 total lump sum payments exceeded that amount. The Plan therefore recognized in the 2022 Net Periodic Pension Cost a portion of the Unamortized Net (Gain)/Loss equal to the ratio of the projected benefit obligation for the participants that received a lump sum to the total projected benefit obligation. As of December 31, 2022, the Unamortized Net Loss prior to reflecting settlement accounting was $7.2 million. The ratio of the projected benefit obligation for participants that received a lump sum to the total projected benefit obligation was 8.06%. The effect of the settlement that was recognized in the 2022 Net Periodic Pension Cost was $577 thousand, which was fully reflected in the 2022 Net Periodic Cost. Settlement accounting was not required for the the year ended December 31, 2023 or for the three- or six-month periods ended June 30, 2024.

The following tables provide the components of net periodic benefit costs for the three-month and six-month periods ended June 30, 2024 and 2023:

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended June 30, 2024:
Service Cost [1]	$380	$22	$8
Interest Cost [2]	595	2	79
Expected Return on Plan Assets [2]	(923)	—	—
Amortization of Prior Service Cost [2]	33	10	25
Amortization of Net Gain [2]	—	(9)	(82)
Net Periodic Cost	$85	$25	$30

Plan Contributions During the Period	$—	$128	$54

For the Three Months Ended June 30, 2023:
Service Cost [1]	$384	$122	$10
Interest Cost [2]	519	97	80
Expected Return on Plan Assets [2]	(851)	—	—
Amortization of Prior Service Cost [2]	15	10	26
Amortization of Net Loss (Gain) [2]	23	19	(98)
Net Periodic Cost	$90	$248	$18

Plan Contributions During the Period	$—	$110	$20

Net Periodic Benefit Cost
For the Six Months Ended June 30, 2024:
Service Cost [1]	$846	$39	$23
Interest Cost [2]	1,120	160	160
Expected Return on Plan Assets [2]	(1,855)	—	—
Amortization of Prior Service Cost [2]	66	20	51
Amortization of Net Loss (Gain) [2]	—	12	(169)
Net Periodic Cost	$177	$231	$65

Plan Contributions During the Period	$—	$255	$81

Estimated Future Contributions in the Current Fiscal Year	$—	$255	$81

For the Six Months Ended June 30, 2023:
Service Cost [1]	$797	$285	$28
Interest Cost [2]	1,049	159	167
Expected Return on Plan Assets [2]	(1,708)	—	—
Amortization of Prior Service Cost [2]	31	20	52
Amortization of Net Loss (Gain) [2]	59	37	(177)
Net Periodic Cost	$228	$501	$70

Plan Contributions During the Period	$—	$226	$47

Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the period ended June 30, 2024 and currently, additional contributions in 2024 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 11.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for periods ended June 30, 2024 and 2023.

Earnings Per Share
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Earnings Per Share - Basic:
Net Income	$8,604	$6,047	$16,264	$14,609
Weighted Average Shares - Basic [1]	16,685	17,050	16,764	17,050
Earnings Per Share - Basic [1]	$0.52	$0.35	$0.97	$0.85

Earnings Per Share - Diluted:
Net Income	$8,604	$6,047	$16,264	$14,609
Weighted Average Shares - Basic [1]	16,685	17,050	16,764	17,050
Dilutive Average Shares Attributable to Stock Options [1]	24	—	25	—
Weighted Average Shares - Diluted [1]	16,709	17,050	16,789	17,050
Earnings Per Share - Diluted [1]	$0.52	$0.35	$0.97	$0.85

1	When applicable, share and per share amounts have been adjusted for the September 26, 2023, 3% stock dividend.

Note 12.    FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2024, December 31, 2023 and June 30, 2023 were AFS securities, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
June 30, 2024
Assets:
Securities Available-for Sale:
U.S. Treasuries	$49,456	$—	$49,456	$—
U.S. Government & Agency Obligations	153,353	—	153,353	$—
State and Municipal Obligations	240	—	240	—
Mortgage-Backed Securities	246,790	—	246,790	—
Corporate and Other Debt Securities	947	—	947	—
Total Securities Available-for-Sale	450,786	—	450,786	—
Equity Securities	1,996	—	1,996	—
Total Securities Measured on a Recurring Basis	452,782	—	452,782	—
Derivative Assets	12,180	—	12,180	—
Total Measured on a Recurring Basis	$464,962	$—	$464,962	$—

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities	6,445	—	6,445	—
Total Measured on a Recurring Basis	$6,445	$—	$6,445	$—
December 31, 2023
Assets:
Securities Available-for Sale:
U.S. Treasuries	$74,004	$—	$74,004	$—
U.S. Government & Agency Obligations	152,925	—	152,925	—
State and Municipal Obligations	280	—	280	—
Mortgage-Backed Securities	269,760	—	269,760	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	497,769	—	497,769	—
Equity Securities	1,925	—	1,925	—
Total Securities Measured on a Recurring Basis	499,694	—	499,694	—
Derivative Assets	12,057	—	12,057	—
Total Measured on a Recurring Basis	$511,751	$—	$511,751	$—
Liabilities:
Derivative Liabilities	$9,598	$—	$9,598	$—
Total Measured on a Recurring Basis	$9,598	$—	$9,598	$—
June 30, 2023
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$176,016	$—	$176,016	$—
State and Municipal Obligations	280	—	280	—
Mortgage-Backed Securities	366,612	—	366,612	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	543,708	—	543,708	—
Equity Securities	1,889	—	1,889	—
Total Securities Measured on a Recurring Basis	545,597	—	545,597	—
Derivative Assets	7,457	—	7,457	—
Total Measured on a Recurring Basis	$553,054	$—	$553,054	$—
Liabilities:
Derivative Liabilities	7,457	—	7,457	—
Total Measured on a Recurring Basis	$7,457	$—	$7,457	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
June 30, 2024
Collateral Dependent Evaluated Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	273	—	—	273	—
December 31, 2023
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	312	—	—	312	—
June 30, 2023
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	524	—	—	524	—

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent evaluated loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at June 30, 2024, December 31, 2023 and June 30, 2023.

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value (exit price) or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Cash and Cash Equivalents	$200,198	$200,198	$200,198	$—	$—
Securities Available-for-Sale	450,786	450,786	—	450,786	—
Securities Held-to-Maturity	99,348	96,454	—	96,454	—
Equity Securities	1,996	1,996	—	1,996	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,274	4,274	—	4,274	—
Net Loans	3,284,514	3,048,180	—	—	3,048,180
Accrued Interest Receivable	11,590	11,590	—	11,590	—
Derivative Assets	12,180	12,180		12,180
Deposits	3,683,639	3,679,102	—	3,679,102	—
Borrowings	106,500	106,207	—	106,207	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	9,706	9,706	—	9,706	—
Derivative Liabilities	6,445	6,445	—	6,445	—

December 31, 2023
Cash and Cash Equivalents	$142,536	$142,536	$142,536	$—	$—
Securities Available-for-Sale	497,769	497,769	—	497,769	—
Securities Held-to-Maturity	131,395	128,837	—	128,837	—
Equity Securities	1,925	1,925		1,925
Federal Home Loan Bank and Federal Reserve Bank Stock	5,049	5,049	—	5,049	—
Net Loans	3,181,643	2,940,318	—	—	2,940,318
Accrued Interest Receivable	11,076	11,076	—	11,076	—
Derivative Assets	12,057	12,057	—	12,057	—
Deposits	3,687,566	3,683,122	—	3,683,122	—
Borrowings	26,500	26,189	—	26,189	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	6,289	6,289	—	6,289	—
Derivative Liabilities	9,598	9,598	—	9,598	—

June 30, 2023
Cash and Cash Equivalents	$173,601	$173,601	$173,601	$—	$—
Securities Available-for-Sale	543,708	543,708	—	543,708	—
Securities Held-to-Maturity	143,460	139,143	—	139,143	—
Equity Securities	1,889	1,889	—	1,889
Federal Home Loan Bank and Federal Reserve Bank Stock	4,932	4,932	—	4,932	—
Net Loans	3,038,727	2,789,225	—	—	2,789,225
Accrued Interest Receivable	10,105	10,105	—	10,105	—
Derivative Assets	7,457	7,457	—	7,457	—
Deposits	3,502,224	3,496,188	—	3,496,188	—
Borrowings	171,800	170,636	—	170,636	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	3,465	3,465	—	3,465	—
Derivative Liabilities	7,457	7,457	—	7,457	—

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
Arrow leases two of its branch offices, at market rates, from Stewart’s Shops Corp.   Additionally on June 14th, 2024, Arrow entered into a sale-leaseback agreement with Stewart’s Shops Corp. for a bank branch location. The sale price of the property was $1.1 million which resulted in a gain of $377 thousand. The lease agreement began in June 2024 and runs through May 2029, with rent totaling $5 thousand per month for the remainder of the lease. Mr. Gary C. Dake, President of Stewart’s Shops Corp., serves as a Director on the Board of Directors of Arrow and its two subsidiary banks.

The following includes quantitative data related to Arrow's leases as of and for the six months ended June 30, 2024 and June 30, 2023:

		Six Months Ended
Finance Lease Amounts:	Classification	June 30, 2024	June 30, 2023
Right-of-Use Assets	Premises and Equipment, Net	$4,371	$4,549
Lease Liabilities	Finance Leases	5,038	5,093

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$4,956	$5,134
Lease Liabilities	Other Liabilities	5,167	5,331

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$95	$97
Operating Outgoing Cash Flows From Operating Leases		311	510
Financing Outgoing Cash Flows From Finance Leases		28	26
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		326	19
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		25.82	26.78
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		10.55	11.56
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.23%	3.01%

Lease cost information for Arrow's leases is as follows:
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$44	$44	$88	$88
Interest on Lease Liabilities	47	48	95	97
Operating Lease Cost	199	293	394	591
Short-term Lease Cost	11	21	21	35
Variable Lease Cost	70	48	145	121
Total Lease Cost	$371	$454	$743	$932

Future Lease Payments at June 30, 2024 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
6/30/2025	$805	$257
6/30/2026	736	266
6/30/2027	662	268
6/30/2028	567	268
6/30/2029	545	270
Thereafter	2,844	6,860
Total Undiscounted Cash Flows	$6,159	$8,189
Less: Net Present Value Adjustment	992	3,151
Lease Liability	$5,167	$5,038

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, not designated as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	June 30, 2024	December 31, 2023	June 30, 2023
Fair value adjustment included in other assets	$6,053	$6,208	$7,457
Fair value adjustment included in other liabilities	6,053	6,208	7,457
Notional amount	106,967	123,197	125,503

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
The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, designed as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	June 30, 2024	December 31, 2023	June 30, 2023
Fair value adjustment included in other assets	$—	$—	$—
Fair value adjustment included in other liabilities	392	5,678	—
Notional amount	300,000	300,000	—

The following table summarizes the effect of the fair value hedging relationship recognized on the unaudited interim consolidated statement of income:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2024	December 31, 2023	June 30, 2023
Hedged Asset	$366	$5,849	$—
Fair value derivative designated as hedging instrument	(392)	(5,828)	—
Total (loss) gain recognized in the consolidated statements of income with interest and fees on loans	(26)	21	—

The following table represents the carrying value of the PLM hedged assets and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset:

Derivatives Designated as Hedging Instruments - Fair Value Swap Agreements
	June 30, 2024	December 31, 2023	June 30, 2023
Carrying Value of Portfolio Layer Method Hedged Asset	$300,366	$305,849	$—
Cumulative Fair Value Hedging Adjustment	366	5,849	—

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2024	December 31, 2023	June 30, 2023
Fair value adjustment included in other assets (liabilities)	$352	$(2,710)	$—
Amount of gain (loss) recognized in AOCI	3,974	(2,553)	—
Amount of gain reclassified from AOCI interest expense	912	157	—

In 2019, Arrow entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. These agreements are designated as cash flow hedges.
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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2024	December 31, 2023	June 30, 2023
Fair value adjustment included in other assets	$5,409	$4,998	$5,142
Amount of loss recognized in AOCI	$(73)	$(1,355)	$(721)
Amount of loss reclassified from AOCI to interest expense	(484)	(907)	(418)

Note 15. SUBSEQUENT EVENTS

On July 22 2024, Arrow received approval from the Office of the Comptroller of the Currency to combine its two subsidiary banks, GFNB and SNB, into one bank that will be known as Arrow Bank National Association (the "Combination"). The Combination will create operational efficiencies, unify branding and enhance Arrow's ability to pursue its strategic growth objectives. We expect to complete the Combination by December 31, 2024.
On August 2, 2024 GFNB completed the previously announced acquisition of the branch office at 184 Broadway, Whitehall, New York (the "Whitehall Branch") from Berkshire Bank. The Whitehall Branch includes deposit accounts with an aggregate approximate balance of $37.5 million and loans with an aggregate approximate balance of $3 million. The acquisition includes the branch premises and substantially all of the personal property and equipment used in the operation of the Whitehall Branch. All employees associated with the Whitehall Branch were offered employment with Arrow.

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2024

NOTE ON TERMINOLOGY
In this Report, the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Report, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Report is comprised of the group of 193 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the FRB’s "Bank Holding Company Performance Report" for March 31, 2024 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

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
•Potential complications with the implementation of (i) our new core banking system or (ii) adjustments related to integrating the core systems of our subsidiary banks in connection with the Combination could adversely impact our business and operations.
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

Arrow Financial Corporation
Selected Quarterly Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023
Net Income	$8,604	$7,660	$7,723	$7,743	$6,047

Net Changes in Fair Value of Equity Investments (Net of Tax)	39	13	90	52	(133)

Share and Per Share Data:[1]
Period End Shares Outstanding	16,723	16,710	16,942	17,049	17,050
Basic Average Shares Outstanding	16,685	16,865	17,002	17,050	17,050
Diluted Average Shares Outstanding	16,709	16,867	17,004	17,050	17,050
Basic Earnings Per Share	$0.52	$0.45	$0.46	$0.46	$0.35
Diluted Earnings Per Share	0.52	0.45	0.46	0.46	0.35
Cash Dividend Per Share	0.270	0.270	0.270	0.262	0.262

Selected Quarterly Average Balances:
Interest-bearing Deposits at Banks	$159,336	$178,452	$136,026	$131,814	$130,057
Investment Securities	644,192	671,105	713,144	745,693	787,175
Loans	3,280,285	3,235,841	3,170,262	3,096,240	3,036,410
Deposits	3,678,957	3,693,325	3,593,949	3,491,028	3,460,711
Other Borrowed Funds	131,537	122,033	149,507	208,527	220,616
Stockholders’ Equity	378,256	379,446	363,753	362,701	365,070
Total Assets	4,237,359	4,245,484	4,159,313	4,109,995	4,087,653
Return on Average Assets, annualized	0.82%	0.73%	0.74%	0.75%	0.59%
Return on Average Equity, annualized	9.15%	8.12%	8.42%	8.47%	6.64%
Return on Average Tangible Equity, annualized [2]	9.74%	8.64%	8.99%	9.05%	7.10%
Average Earning Assets	$4,083,813	$4,085,398	$4,019,432	$3,973,747	$3,953,642
Average Paying Liabilities	3,127,417	3,108,093	2,985,717	2,920,518	2,924,743
Interest Income	47,972	46,677	44,324	42,117	40,013
Tax-Equivalent Adjustment [3]	163	176	184	183	196
Interest Income, Tax-Equivalent [3]	48,135	46,853	44,508	42,117	40,013
Interest Expense	20,820	20,222	18,711	16,764	14,241
Net Interest Income	27,152	26,455	25,613	25,353	25,772
Net Interest Income, Tax-Equivalent [3]	27,315	26,631	25,797	25,536	25,968
Net Interest Margin, annualized	2.67%	2.60%	2.53%	2.53%	2.61%
Net Interest Margin, Tax Equivalent, annualized [3]	2.69%	2.62%	2.55%	2.55%	2.63%

Efficiency Ratio Calculation: [4]
Non-Interest Expense	$23,318	$24,012	$23,190	$23,479	$24,083
Less: Intangible Asset Amortization	40	41	43	43	44
Net Non-Interest Expense	$23,278	$23,971	$23,147	$23,436	$24,039
Net Interest Income, Tax-Equivalent [3]	$27,315	$26,631	$25,797	$25,536	$25,968
Non-Interest Income	7,856	7,858	7,484	8,050	6,906
Less: Net Changes in Fair Value of Equity Invest.	54	17	122	71	(181)
Net Gross Income	$35,117	$34,472	$33,159	$33,515	$33,055
Efficiency Ratio [4]	66.29%	69.54%	69.81%	69.93%	72.72%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$383,018	$377,986	$379,772	$360,014	$361,443
Book Value per Share [1]	22.90	22.62	22.42	21.12	21.20
Goodwill and Other Intangible Assets, net	22,800	22,891	22,983	23,078	23,175
Tangible Book Value per Share [1,2]	21.54	21.25	21.06	19.76	19.84

Capital Ratios:[5]
Tier 1 Leverage Ratio	9.74%	9.63%	9.84%	9.94%	9.92%
Common Equity Tier 1 Capital Ratio	12.88%	12.84%	13.00%	13.17%	13.27%
Tier 1 Risk-Based Capital Ratio	13.53%	13.50%	13.66%	13.84%	13.96%
Total Risk-Based Capital Ratio	14.57%	14.57%	14.74%	14.94%	15.08%

Assets Under Trust Admin. & Investment Mgmt.	$1,848,349	$1,829,266	$1,763,194	$1,627,522	$1,711,460

Arrow Financial Corporation
Selected Quarterly Information - Continued
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Footnotes:

1.	Share and Per Share Data have been restated for the September 26, 2023, 3% stock dividend.

2.
Non-GAAP Financial Measures Reconciliation: Tangible Book Value, Tangible Equity and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity.  These are non-GAAP financial measures which Arrow believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 49.

		6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023
	Total Stockholders' Equity (GAAP)	$383,018	$377,986	$379,772	$360,014	$361,443
	Less: Goodwill and Other Intangible assets, net	22,800	22,891	22,983	23,078	23,175
	Tangible Equity (Non-GAAP)	$360,218	$355,095	$356,789	$336,936	$338,268

	Period End Shares Outstanding	16,723	16,710	16,942	17,049	17,050
	Tangible Book Value per Share (Non-GAAP)	$21.54	$21.25	$21.06	$19.76	$19.84
	Net Income	8,604	7,660	7,723	7,743	6,047
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	9.74%	8.64%	8.99%	9.05%	7.10%

3.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 49.

		6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023
	Interest Income (GAAP)	$47,972	$46,677	$44,324	$42,117	$40,013
	Add: Tax-Equivalent adjustment (Non-GAAP)	163	176	184	183	196
	Interest Income - Tax Equivalent (Non-GAAP)	$48,135	$46,853	$44,508	$42,300	$40,209
	Net Interest Income (GAAP)	$27,152	$26,455	$25,613	$25,353	$25,772
	Add: Tax-Equivalent adjustment (Non-GAAP)	163	176	184	183	196
	Net Interest Income - Tax Equivalent (Non-GAAP)	$27,315	$26,631	$25,797	$25,536	$25,968
	Average Earning Assets	$4,083,813	$4,085,398	$4,019,432	$3,973,747	$3,953,642
	Net Interest Margin (Non-GAAP)*	2.69%	2.62%	2.55%	2.55%	2.63%

4.
Non-GAAP Financial Measures: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes that the efficiency ratio provides investors with information that is useful in understanding our financial performance. Arrow defines efficiency ratio as the ratio of our non-interest expense to our net gross income (which equals tax-equivalent net interest income plus non-interest income, as adjusted). There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 49.

5.
For the current quarter, all of the regulatory capital ratios as well as the Total Risk-Weighted Assets are calculated in accordance with bank regulatory capital rules. The June 30, 2024 CET1 ratio listed in the tables (i.e., 12.88%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023
	Total Risk Weighted Assets	$3,072,922	$3,049,525	$3,032,188	$2,988,438	$2,937,837
	Common Equity Tier 1 Capital	395,691	391,706	394,166	393,541	389,966
	Common Equity Tier 1 Capital Ratio	12.88%	12.84%	13.00%	13.17%	13.27%

* Quarterly ratios have been annualized.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Dollars In Thousands)

Quarter Ended June 30:	2024			2023
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$159,336	$2,185	5.52%	$130,057	$1,674	5.16
Investment Securities:
Fully Taxable	530,869	3,009	2.28	637,018	2,951	1.86
Exempt from Federal Taxes	113,323	637	2.26	150,157	770	2.06
Loans	3,280,285	42,141	5.17	3,036,410	34,618	4.57
Total Earning Assets	4,083,813	47,972	4.72	3,953,642	40,013	4.06
Allowance for Credit Losses	(31,459)			(30,577)
Cash and Due From Banks	28,611			28,742
Other Assets	156,394			135,846
Total Assets	$4,237,359			$4,087,653
Deposits:
Interest-Bearing Checking Accounts	$832,087	1,903	0.92	$863,892	820	0.38
Savings Deposits	1,487,062	10,571	2.86	1,504,412	8,514	2.27
Time Deposits of $250,000 or More	172,655	1,869	4.35	133,897	1,119	3.35
Other Time Deposits	504,076	5,074	4.05	201,926	1,196	2.38
Total Interest-Bearing Deposits	2,995,880	19,417	2.61	2,704,127	11,649	1.73
Borrowings	106,502	1,186	4.48	195,527	2,373	4.87
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	170	3.42	20,000	171	3.43
Finance Leases	5,035	47	3.75	5,089	48	3.78
Total Interest-bearing Liabilities	3,127,417	20,820	2.68	2,924,743	14,241	1.95
Noninterest-bearing deposits	683,077			756,584
Other Liabilities	48,609			41,256
Total Liabilities	3,859,103			3,722,583
Stockholders’ Equity	378,256			365,070
Total Liabilities and Stockholders’ Equity	$4,237,359			$4,087,653
Net Interest Income		$27,152			$25,772
Net Interest Spread			2.04%			2.11%
Net Interest Margin			2.67%			2.61%

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Six Months Ended June 30:	2024			2023
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$168,894	$4,632	5.52%	$85,494	$2,153	5.08%
Investment Securities:
Fully Taxable	540,704	6,195	2.30	644,837	5,899	1.84
Exempt from Federal Taxes	116,945	1,305	2.24	155,409	1,567	2.03
Loans	3,258,063	82,517	5.09	3,014,292	66,504	4.45
Total Earning Assets	4,084,606	94,649	4.66	3,900,032	76,123	3.94
Allowance for Credit Losses	(31,437)			(30,187)
Cash and Due From Banks	29,207			29,625
Other Assets	159,046			134,083
Total Assets	$4,241,422			$4,033,553
Deposits:
Interest-Bearing Checking Accounts	$831,502	3,544	0.86	$914,035	1,190	0.26
Savings Deposits	1,484,031	20,801	2.82	1,489,415	14,101	1.91
Time Deposits of $250,000 or More	174,991	3,842	4.42	114,265	1,693	2.99
Other Time Deposits	500,444	10,157	4.08	175,262	1,670	1.92
Total Interest-Bearing Deposits	2,990,968	38,344	2.58	2,692,977	18,654	1.40
Short-Term Borrowings	101,743	2,262	4.47	135,842	3,166	4.70
FHLBNY Term Advances & Other Long-Term Debt	20,000	341	3.43	20,000	340	3.43
Finance Leases	5,042	95	3.79	5,095	97	3.84
Total Interest-Bearing Liabilities	3,117,753	41,042	2.65	2,853,914	22,257	1.57
Noninterest-bearing deposits	695,171			777,464
Other Liabilities	49,648			39,847
Total Liabilities	3,862,572			3,671,225
Stockholders’ Equity	378,850			362,328
Total Liabilities and Stockholders’ Equity	$4,241,422			$4,033,553
Net Interest Income		$53,607			$53,866
Net Interest Spread			2.01%			2.37%
Net Interest Margin			2.64%			2.79%

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month period ended June 30, 2024 and the financial conditions as of June 30, 2024 and 2023.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Unaudited Interim Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of Q2 2024 Financial Results: Net income for the second quarter of 2024 was $8.6 million, increasing from $7.7 million in the first quarter of 2024 and $6.0 million in the second quarter of 2023. As compared to the prior quarter, net income benefited from an increase of $0.7 million in net interest income as well as a decrease in non-interest expense of $0.7 million. As compared to the second quarter of 2023, net interest income increased $1.4 million. Non-interest income increased $1.0 million and non-interest expense decreased $0.8 million.
Net interest income for the second quarter of 2024 was $27.2 million, increasing 2.6% from $26.5 million for the first quarter of 2024 and increasing 5.4% from $25.8 million in the second quarter of 2023. Total interest and dividend income was $48.0 million for the second quarter of 2024, an increase from $46.7 million in the first quarter of 2024 and from $40.0 million for the second quarter of 2023. These increases were primarily driven by loan growth and higher loan rates. Interest expense for the second quarter of 2024 was $20.8 million, an increase from $20.2 million for the first quarter of 2024 and from $14.2 million for the second quarter of 2023. The increases for both comparison periods were driven primarily by higher deposit rates and changes in deposit composition.
Net interest margin, on a tax-equivalent basis (a non-GAAP measure), for the second quarter of 2024 was 2.69% compared to 2.62% for the first quarter of 2024 and 2.63% for the second quarter of 2023. See the disclosure on page 49 related to the use of non-GAAP financial measures, including net interest margin, and Footnote 3 to the Selected Quarterly Information for the reconciliation to GAAP. The increase in net interest margin compared to the first quarter in 2024 was primarily the result of continued yield expansion on earning assets combined with moderating increase in the cost of interest-bearing liabilities. As compared to the second quarter of 2023, the increase in net interest margin was primarily the result of yield on average earning assets increasing at a faster pace than costs of interest-bearing liabilities. Net interest margin is affected by deposits continuing to migrate to higher costs products, such as money market savings and time deposits.
For the second quarter of 2024, the provision for credit losses was $0.8 million compared to $0.6 million in the first quarter of 2024 and $0.9 million in the second quarter of 2023. The key drivers for the provision for credit losses in the second quarter of 2024 were loan growth and replenishment of the allowance for charge-offs, partially offset by changes to the economic forecast factors embedded in the credit loss allowance model.
Non-interest income for the three months ended June 30, 2024, was $7.9 million consistent with the first quarter of 2024 and an increase from $6.9 million in the second quarter of 2023, primarily due to the other investment income and a small gain on a sale leaseback transaction.
Non-interest expense for the second quarter of 2024 was $23.3 million, a decrease from $24.0 million in the first quarter of 2024 and from $24.1 million for the second quarter of 2023. The decrease from the prior quarter and year was primarily due to elimination of elevated legal and professional expenses related to the delayed filings in 2023.
The provision for income taxes was 21.2%, or $2.3 million, for the second quarter of 2024, 20.9%, or $2.0 million, for the first quarter of 2024 and 20.9%, or $1.6 million, for the second quarter of 2023.
Total assets were $4.2 billion at June 30, 2024, a decrease of $89.2 million, or 2.1%, as compared to March 31, 2024 and an increase of $140.8 million, or 3.4%, as compared to June 30, 2023. For the second quarter of 2024, overall change in balance sheet was attributable to seasonal changes of cash balances offset by growth in the loan portfolio.
Total investments were $556.4 million as of June 30, 2024, a decrease of $63.6 million, or 10.3%, compared to March 31, 2024 and a decrease of $137.6 million, or 19.8%, compared to June 30, 2023. The decrease from March 31, 2024 was driven primarily by paydowns and maturities. The change from June 30, 2023 was also driven by paydowns and maturities as well as the fourth quarter 2023 repositioning of the investment portfolio, reducing the portfolio by approximately $25 million at the time of the transaction. There were no credit quality issues related to the investment portfolio.
Total loans1 reached $3.3 billion as of June 30, 2024. Loan growth for the second quarter of 2024 was $57.6 million, and $245.3 million since June 30, 2023. Loan growth was spread across all loan products
The allowance for credit losses was $31.0 million as of June 30, 2024, which represented 0.94% of loans outstanding, as compared to $31.6 million, or 0.97%, at March 31, 2024 and $31.2 million, or 1.02%, at June 30, 2023. Net charge-offs, expressed as an annualized percentage of average loans outstanding, were 0.16% for the three-month period ended June 30, 20242, as compared to 0.04% for the three-month period ended March 31, 2024 and 0.07% for the three-month period ended June 30, 2023. Nonperforming assets were $21.3 million as of June 30, 2024, representing 0.50% of period-end assets, consistent with 0.50% at March 31, 2024 and up from 0.17% at June 30, 2023. The increase from the second quarter of 2023 was primarily due to one large, well collateralized loan relationship of approximately $15 million, which moved into non-performing status during the fourth quarter of 2023.
At June 30, 2024, deposit balances were $3.7 billion, a decrease of $95.4 million from March 31, 2024 and an increase of $181.4 million from June 30, 2023. The decrease from the first quarter was primarily attributable to the seasonality of municipal deposits, expected to normalize in the third quarter. The increase from June 30, 2023 was partially attributable to $175 million of brokered certificates of deposit ("CDs"), primarily used to reduce borrowings by $160 million. Arrow simultaneously entered into three-year interest rate swaps to strategically manage its asset-liability profile and cost of funds. Please refer to page 6 for further details related to deposits.
1 Excludes both $0.4 million fair value hedge adjustment at June 30, 2024 and $1.2 million fair value hedge adjustment at March 31, 2024
2 Charge-offs for 2Q24 included 0.09% related to a previously specifically reserved amount for overdraft balances relating to one customer relationship

The changes in net income, net interest income and net interest margin between the three-month and six-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 70.

Regulatory Capital and Change in Stockholders' Equity: At June 30, 2024, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules (the "Capital Rules") as implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") at both the holding company and bank levels.  At that date, both subsidiary banks continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules. Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect from time to time, as they do at present.
Stockholders’ equity was $383.0 million at June 30, 2024, an increase of $3.2 million, or 0.9%, from the December 31, 2023 level of $379.8 million. The increase in stockholders' equity over the first six months of 2024 principally reflected the following factors: the addition of (i) $16.3 million of net income for the period and (ii) other comprehensive gain $1.8 million and (iii) the issuance of $0.7 million of common stock through employee benefit and dividend reinvestment plans, reduced by (iv) cash dividends of $9.1 million and (v) repurchases of common stock of $6.5 million. The components of the change in stockholders’ equity since year-end 2023 are presented in the Consolidated Statements of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At June 30, 2024, book value per share was $22.90, up 8.0% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $21.54, an increase of $1.70, or 8.6%, over the level as of June 30, 2023. See the disclosure on page 49 related to the use of non-GAAP financial measures, including tangible book value, and Footnote 2 to the Selected Quarterly Information for the reconciliation to GAAP..
On June 30, 2024, Arrow's closing stock price was $26.05, representing a trading multiple of 1.21 to tangible book value. In the second quarter of 2024, Arrow paid a quarterly cash dividend of $0.27. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 68.

Loan Quality: Net charge-offs for the second quarter of 2024 were $1.3 million as compared to $562 thousand for the comparable 2023 quarter. The ratio of net charge-offs to average loans (annualized) was 0.16% for the three month period ended June 30, 2024, an increase from 0.07% with the three month period ended June 30, 2023.
For the second quarter of 2024, the provision for credit losses was $775 thousand and a credit for estimated credit losses on off-balance sheet credit exposures was $153 thousand. The allowance for credit losses was $31.0 million on June 30, 2024, which represented 0.94% of loans outstanding, as compared to 1.02% on June 30, 2023.
Nonperforming loans were $21.1 million at June 30, 2024, representing 0.64% of period-end loans, an increase from the June 30, 2023 ratio of 0.21% and a decrease from the March 31, 2024 ratio of 0.66%. The ratio continues to reasonably compare with the weighted average ratio of the peer group of 0.53% at March 31, 2024. Nonperforming assets of $21.3 million at June 30, 2024 represented 0.50% of period-end assets up from 0.17% at June 30, 2023. The increase in delinquent loans from the prior year is primarily attributable to one commercial loan relationship moving to non-performing status during the fourth quarter of 2023.

Loan Segments: As of June 30, 2024, total loans grew by $102.6 million, or 3.2%, as compared to the balance at December 31, 2023. The largest increase was in the residential real estate loan portfolio which increased $55.9 million, or 4.7%. Consumer loans increased $27.1 million, or 2.4%, primarily comprised of automobile loans. Commercial and commercial real estate loans increased by $19.6 million, or 2.2%, from December 31, 2023.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 27.8% of the total loan portfolio at period-end. Commercial property values in Arrow's region have largely remained stable, however, there remains uncertainty surrounding market conditions due to inflation and the rising interest rate environment. Appraisals on nonperforming and watched commercial real estate loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
•Consumer Loans: These loans (primarily automobile loans) comprised 34.4% of the total loan portfolio at period-end. Consumer automobile loans at June 30, 2024, were 99.6% of this portfolio segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers through automobile dealers. As of June 30, 2024, volume and growth have been relatively stable year over year. Inflation and higher rates may continue to limit the potential growth in this category.
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

Liquidity and Access to Credit Markets: Arrow has not experienced any liquidity events or special concerns in recent years or thus far in 2024. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term liquidity needs.  Interest-bearing cash balances at June 30, 2024 were $169.8 million compared to $139.8 million at June 30, 2023. Contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY, FRB and other bank lines totaling approximately $1.3 billion. The general terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 68). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds

(the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the FRB discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

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

Branch Acquisition: On August 2, 2024 GFNB completed the previously announced acquisition of the Whitehall Branch from Berkshire Bank, a subsidiary of Berkshire Hills Bancorp, Inc. The Whitehall Branch includes deposit accounts with an aggregate approximate balance of $37.5 million and loans with an aggregate approximate balance of $3 million. The acquisition includes the branch premises and substantially all of the personal property and equipment used in the operation of the Whitehall Branch. All employees associated with the Whitehall Branch were offered employment with Arrow.

Subsidiary Bank Combination: On July 22 2024, Arrow received approval from the Office of the Comptroller of the Currency to complete the Combination, combining its two subsidiary banks, GFNB and SNB, into one bank that will be known as Arrow Bank National Association. The Combination will create operational efficiencies, unify branding and enhance Arrow's ability to pursue its strategic growth objectives. We expect to complete the Combination by December 31, 2024.

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	6/30/2024	12/31/2023	6/30/2023	$ Change From December	$ Change From June	% Change From December (not annualized)	% Change From June
Interest-Bearing Bank Balances	$169,826	$105,781	$139,798	$64,045	$30,028	60.5%	21.5%
Securities Available-for-Sale	450,786	497,769	543,708	(46,983)	(92,922)	(9.4)%	(17.1)%
Securities Held-to-Maturity	99,348	131,395	143,460	(32,047)	(44,112)	(24.4)%	(30.7)%
Equity Securities	1,996	1,925	1,889	71	107	3.7%	5.7%
Loans (1)	3,315,523	3,212,908	3,069,897	102,615	245,626	3.2%	8.0%
Allowance for Credit Losses	31,009	31,265	31,170	(256)	(161)	(0.8)%	(0.5)%
Earning Assets (1)	4,041,753	3,954,827	3,903,684	86,926	138,069	2.2%	3.5%
Total Assets	$4,244,407	$4,169,868	$4,103,653	$74,539	$140,754	1.8%	3.4%
Noninterest-Bearing Deposits	$704,707	$758,425	$759,495	$(53,718)	$(54,788)	(7.1)%	(7.2)%
Interest-Bearing Checking Accounts	856,788	799,785	856,016	57,003	772	7.1%	0.1%
Savings Deposits	1,446,821	1,466,280	1,517,937	(19,459)	(71,116)	(1.3)%	(4.7)%
Time Deposits over $250,000	173,526	179,301	140,694	(5,775)	32,832	(3.2)%	23.3%
Other Time Deposits	501,797	483,775	228,082	18,022	273,715	3.7%	120.0%
Total Deposits	$3,683,639	$3,687,566	$3,502,224	$(3,927)	$181,415	(0.1)%	5.2%
Borrowings	$106,500	$26,500	171,800	$80,000	$(65,300)	301.9%	(38.0)%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	383,018	379,772	361,443	3,246	21,575	0.9%	6.0%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at June 30, 2024, was $3.3 billion, an increase of $102.6 million, or 3.2%, from the December 31, 2023 level and up by $245.6 million, or 8.0%, from the June 30, 2023 level. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $19.6 million, or 2.2%, during the first six months of 2024. In the first six months of 2024, loan growth has slowed as a result of the current rate environment.
•Consumer loans (primarily automobile loans through indirect lending): As of June 30, 2024, these loans, primarily auto loans originated through dealerships in New York and Vermont, increased by $27.1 million, or 2.4%, from the December 31, 2023 balance. Inflation and rising rates may continue to slow demand.
•Residential real estate loans: This segment increased during the first six months of 2024 by $55.9 million, or 4.7%. A deterioration of economic conditions may trigger a reduction in loan production for the remainder of the year.

Changes in Sources of Funds: Deposit balances reached $3.7 billion, an increase of $181.4 million, or 5.2%, from the prior-year level and a decrease of $3.9 million from December 31, 2023. The increase from June 30, 2023 was partially attributable to $175 million of brokered CDs, primarily used to reduce borrowings by $160 million. Noninterest-bearing deposits represented 19.1% of total deposits at June 30, 2024, compared to 21.7% of total deposits on June 30, 2023. At June 30, 2024, total time deposits were $675.3 million. Municipal deposits decreased $17.7 million, or 2.0% from June 30, 2023. Total borrowings were $106.5 million, an increase from $171.8 million at June 30, 2023. In the first quarter of 2024, Arrow borrowed $100 million as part of the BTFP to improve on-balance sheet liquidity and fund loan production. The BTFP was created to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors.

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
Arrow uses reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $629.9 million and $603.5 million at June 30, 2024 and June 30, 2023, respectively.

Uninsured Deposits: Arrow's deposit base includes both insured and uninsured deposits. Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances at June 30, 2024 were less than 30% of the total deposit base.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2023 to June 30, 2024 (in thousands):

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	6/30/2024	12/31/2023	Change	6/30/2024	12/31/2023	Change
Securities Available-for-Sale:
U.S. Treasury Securities	$49,456	$74,004	$(24,548)	$(103)	$243	$(346)
U.S. Agency Securities	153,353	152,925	428	(6,647)	(7,075)	428
State and Municipal Obligations	240	280	(40)	—	—	—
Mortgage-Backed Securities	246,790	269,760	(22,970)	(36,678)	(35,401)	(1,277)
Corporate and Other Debt Securities	947	800	147	(53)	(200)	147
Total	$450,786	$497,769	$(46,983)	$(43,481)	$(42,433)	$(1,048)

Securities Held-to-Maturity:
State and Municipal Obligations	$89,129	$120,293	$(31,164)	$(2,530)	$(2,157)	$(373)
Mortgage-Backed Securities	7,325	8,544	(1,219)	(364)	(401)	37
Total	$96,454	$128,837	$(32,383)	$(2,894)	$(2,558)	$(336)

Equity Securities	$1,996	$1,925	$71	$—	$—	$—

The table below presents the weighted average yield for available-for-sale and held-to-maturity securities, at amortized cost, as of June 30, 2024 (in thousands).

	June 30, 2024
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-for-Sale:
U.S. Treasury Securities	$24,621	5.2%	$24,938	4.7%	$—	$—	$—	$—	$49,559	4.9%
U.S. Agency Securities	60,000	3.4%	100,000	1.2%	—	—%	—	—%	160,000	2.0%
State and Municipal Obligations	—	—%	—	—%	240	6.8%		—%	240	6.8%
Mortgage-Backed Securities	2,058	2.5%	179,619	1.6%	101,791	1.9%	—	—%	283,468	1.7%
Corporate and Other Debt Securities		—%		—%	1,000	8.3%	—	—%	1,000	8.3%
Total	$86,679	3.9%	$304,557	1.7%	$103,031	1.9%	$—	—%	$494,267	2.1%

Securities Held-to-Maturity:
State and Municipal Obligations	$46,357	3.1%	$43,785	2.7%	$1,511	3.8%	$6	6.7%	$91,659	2.9%
Mortgage-Backed Securities	—	—%	7,689	2.5%	—	—%	—	—%	7,689	2.5%
Corporate and Other Debt Securities	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$46,357	3.1%	$51,474	2.6%	$1,511	3.8%	$6	6.7%	$99,348	2.9%

At June 30, 2024, Arrow held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at June 30, 2024, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The recent rising interest rate environment resulted in an increase in unrealized losses versus the comparable prior period. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at June 30, 2024 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the six months ended June 30, 2024.
Arrow's held-to-maturity debt securities are comprised of GSEs and state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow performs an analysis of the credit worthiness of municipal obligations to determine if a security is of investment grade. The analysis may include, but may not solely rely upon credit analysis conducted by external credit rating agencies. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and, therefore, no allowance for credit loss was recorded as of June 30, 2024.
Changes in net unrealized gains or losses during recent periods have been primarily attributable to changes in market rates during the periods in question and not due to the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the six month periods ended June 30, 2024 or 2023.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the six month periods ended June 30, 2024 and 2023, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Six Months Ended
Purchases:	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$—	$—	$—
Mortgage-Backed Securities	—	—	—	—
Total Purchases	$—	$—	$—	$—

Maturities & Calls	$35,936	$16,465	$46,298	$32,134

(In Thousands)	Three Months Ended		Six Months Ended
Purchases:	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Held-to-Maturity Portfolio
State and Municipal Obligations	$447	$1,104	$1,197	$2,552

Maturities & Calls	$29,073	$24,870	$33,076	$34,198

Loan Trends
The following three tables present, for each of the last five quarters, the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category:

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023
Commercial	$162,951	$159,629	$151,947	$147,585	$135,370
Commercial Real Estate	752,046	749,928	738,305	727,060	722,753
Consumer	1,131,794	1,114,415	1,108,660	1,094,994	1,081,838
Residential Real Estate	1,233,494	1,211,869	1,171,350	1,126,601	1,096,449
Total Loans	$3,280,285	$3,235,841	$3,170,262	$3,096,240	$3,036,410

Percentage of Total Quarterly Average Loans

	Quarter Ended
	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023
Commercial	5.0%	4.9%	4.8%	4.8%	4.5%
Commercial Real Estate	22.9%	23.2%	23.3%	23.5%	23.8%
Consumer	34.5%	34.4%	35.0%	35.4%	35.6%
Residential Real Estate	37.6%	37.5%	36.9%	36.3%	36.1%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023
Commercial	5.66%	5.53%	5.38%	4.89%	4.53%
Commercial Real Estate	5.18%	5.07%	4.88%	5.19%	5.09%
Consumer	5.60%	5.36%	5.11%	4.83%	4.61%
Residential Real Estate	4.67%	4.57%	4.52%	4.26%	4.17%
Total Loans	5.17%	5.02%	4.86%	4.70%	4.57%

The average yield on the loan portfolio was 5.17% for the second quarter of 2024 up 60 basis points from the second quarter of 2023. Market rates have continued to increase, which impacts new loan yields for fixed rate loans, and variable loan yields as these loans reach their repricing dates.

The table below shows the maturity of loans outstanding as of June 30, 2024. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	June 30, 2024
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial	$44,422	$82,727	$36,581	$102	$163,832
Commercial Real Estate	166,569	290,632	292,724	7,553	757,478
Consumer	9,736	616,839	511,760	478	1,138,813
Residential Real Estate	129,856	66,046	361,005	698,493	1,255,400
Total	$350,583	$1,056,244	$1,202,070	$706,626	$3,315,523

		After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Loans maturing with:
Fixed Interest Rates		$732,881	$875,152	$702,577	$2,310,610
Variable Interest Rates		323,363	326,918	4,049	654,330
Total		$1,056,244	$1,202,070	$706,626	$2,964,940

Maintenance of High Quality Credit in the Loan Portfolio: There have been no significant fluctuations in the quality of the loan portfolio or any segment thereof. In general, residential real estate loans have historically been underwritten to secondary market standards and Arrow has not engaged in subprime mortgage lending as a business line. Similarly, high underwriting standards have generally been applied to the commercial, commercial real estate and indirect lending program as well.

Commercial Loans and Commercial Real Estate Loans: Substantially all commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers located in Arrow's regional markets. A portion of the loans in the commercial portfolio have variable rates tied to market indices, such as Prime, SOFR or FHLBNY.

Consumer Loans: At June 30, 2024, consumer loans (primarily automobile loans originated through dealerships located in upstate New York and Vermont) continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.

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

Deposit Trends
The following tables provide information on trends in the balance and mix of the deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The quarterly average balances increased in 2023 and into 2024. In the first quarter of 2024, Arrow added $175 million of brokered CDs, primarily used to reduce borrowings by $160 million. In addition, due to the current rate environment and increased competitive pricing, deposits have also migrated to higher cost time deposits.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023
Noninterest-Bearing Deposits	$683,077	$707,265	$757,739	$779,037	$756,584
Interest-Bearing Checking Accounts	832,087	830,918	801,923	795,627	863,892
Savings Deposits	1,487,062	1,481,001	1,509,946	1,505,916	1,504,412
Time Deposits over $250,000	172,655	177,328	169,854	152,738	133,897
Other Time Deposits	504,076	496,813	354,487	257,710	201,926
Total Deposits	$3,678,957	$3,693,325	$3,593,949	$3,491,028	$3,460,711

	Quarter Ended
	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023
Non-Municipal Deposits	$2,783,891	$2,808,605	$2,693,191	$2,559,188	$2,547,564
Municipal Deposits	895,066	884,720	900,758	931,840	913,147
Total Deposits	$3,678,957	$3,693,325	$3,593,949	$3,491,028	$3,460,711

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023
Noninterest-Bearing Deposits	18.6%	19.1%	21.1%	22.3%	21.9%
Interest-Bearing Checking Accounts	22.6%	22.5%	22.3%	22.8%	25.0%
Savings Deposits	40.4%	40.1%	42.0%	43.0%	43.5%
Time Deposits over $250,000	4.7%	4.8%	4.7%	4.4%	3.9%
Other Time Deposits	13.7%	13.5%	9.9%	7.4%	5.8%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	0.92%	0.79%	0.65%	0.58%	0.38%
Savings Deposits	2.86%	2.78%	2.76%	2.56%	2.27%
Time Deposits over $250,000	4.35%	4.47%	4.22%	3.81%	3.35%
Other Time Deposits	4.05%	4.11%	3.81%	3.16%	2.38%
Total Deposits	2.12%	2.06%	1.88%	1.64%	1.35%

For the quarter ended June 30, 2024, the total cost of deposits increased 6 basis points from the previous quarter and 77 basis points from the comparable prior year quarter. The Federal Funds rate increased throughout 2023 and has remained elevated for the first half of 2024. Arrow is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," on page 74 for further discussion.
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
The $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of June 30, 2024 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 66 of this Report.

ASSET QUALITY
The following table presents information related to the allowance and provision for credit losses for the past five quarters:

Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023
Loan Balances:
Period-End Loans	$3,315,523	$3,258,758	$3,212,908	$3,138,617	$3,069,897
Average Loans, Year-to-Date	3,258,063	3,235,841	3,074,261	3,041,909	3,014,292
Average Loans, Quarter-to-Date	3,280,285	3,235,841	3,170,262	3,096,240	3,036,410
Period-End Assets	4,244,407	4,333,623	4,169,868	4,272,911	4,103,653

Allowance for Credit Losses, Year-to-Date:
Allowance for Credit Losses, Beginning of Period	$31,265	$31,265	$29,952	$29,952	$29,952
Provision for Credit Losses, YTD	1,392	617	3,381	2,856	2,502
Loans Charged-off, YTD	(3,133)	(1,283)	(5,177)	(3,812)	(2,608)
Recoveries of Loans Previously Charged-off	1,485	962	3,109	2,116	1,324
Net Charge-offs, YTD	(1,648)	(321)	(2,068)	(1,696)	(1,284)
Allowance for Credit Losses, End of Period	$31,009	$31,561	$31,265	$31,112	$31,170

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$20,118	$20,244	$20,645	$6,023	$5,997
Loans Past Due 90 or More Days and Still Accruing Interest	915	1,147	452	251	467
Restructured and in Compliance with Modified Terms	36	49	54	60	67
Total Nonperforming Loans	21,069	21,440	21,151	6,334	6,531
Repossessed Assets	239	312	312	344	342
Other Real Estate Owned	34	—	—	182	182
Total Nonperforming Assets	$21,342	$21,752	$21,463	$6,860	$7,055

Asset Quality Ratios:
Allowance to Nonperforming Loans	147.18%	147.21%	147.82%	491.19%	477.26%
Allowance to Period-End Loans	0.94%	0.97%	0.97%	0.99%	1.02%
Provision to Average Loans (Quarter) (1)	0.10%	0.08%	0.07%	0.05%	0.13%
Provision to Average Loans (YTD) (1)	0.09%	0.08%	0.11%	0.13%	0.17%
Net Charge-offs to Average Loans (Quarter) (1)	0.16%	0.04%	0.05%	0.05%	0.07%
Net Charge-offs to Average Loans (YTD) (1)	0.10%	0.04%	0.07%	0.07%	0.09%
Nonperforming Loans to Total Loans	0.64%	0.66%	0.66%	0.20%	0.21%
Nonperforming Assets to Total Assets	0.50%	0.50%	0.51%	0.16%	0.17%
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
The June 30, 2024 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized a six-quarter economic forecast sourced from reputable third-parties that reflects no change in the forecasted national unemployment rate, forecasted gross domestic product projected to improve by approximately 0.17%, and the HPI forecast to increase by approximately 2.62% from the previous quarter economic forecast. The overall change in the allowance from March 31, 2024 was primarily driven by the following factors: net loan growth contributed $0.5 million, changes in macro economic conditions reduced the allowance by $0.8 million, qualitative factors increased the allowance by $0.4 million, and net charge-offs of $0.6 million. The second quarter provision for credit losses was $775 thousand. In addition, Arrow recorded a credit for estimated credit losses on off-balance sheet credit exposures in other liabilities of $153 thousand in the second quarter of 2024.
See Note 2 to the unaudited interim consolidated financial statements for additional discussion related to CECL.
The ratio of the allowance for credit losses to total loans was 0.94% at June 30, 2024, a decrease from 0.97% at March 31, 2024 and 1.02% at June 30, 2023.
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

Risk Elements
Nonperforming assets at June 30, 2024 amounted to $21.3 million, a decrease from the $21.5 million at December 31, 2023 and an increase from $7.1 million at June 30, 2023. For the three month periods ended June 30, 2024 and 2023, ratios of nonperforming assets to total assets have remained fairly consistent to the average ratios for the peer group. (See page 48 for a discussion of the peer group.) At March 31, 2024, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.50% as compared to the 0.42% ratio of the peer group at such date (the latest date for which peer group information is available). At June 30, 2024 the ratio was 0.50%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e., loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk:

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	6/30/2024	12/31/2023	6/30/2023
Commercial Loans	$511	$319	$450
Commercial Real Estate Loans	489	636	—
Residential Real Estate Loans	3,327	4,245	1,972
Consumer Loans - Primarily Indirect Automobile	15,974	19,063	15,536
Total Loans Past Due 30-89 Days and Accruing Interest	$20,301	$24,263	$17,958

At June 30, 2024, the loans in the above-referenced category totaled $20.3 million, a decrease from the $24.3 million of such loans at December 31, 2023. The June 30, 2024 total of non-current loans equaled 0.61% of loans then outstanding, compared to 0.76% at December 31, 2023 and 0.58% at June 30, 2023.
The number and dollar amount of performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of the loan portfolio. See the table of Credit Quality Indicators in Note 5 to the unaudited interim consolidated financial statements. Arrow considers all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 5) to be potential problem loans. These loans will continue to be closely monitored and Arrow expects to collect all payments of contractual principal and interest in full on these classified loans.
As of June 30, 2024, Arrow held one other real estate owned property. At this time, Arrow does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.

CAPITAL RESOURCES

Regulatory Capital Standards
Capital Adequacy Requirements. An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
In 2020, federal bank regulators introduced an optional simplified measure of capital adequacy for qualifying community banking organizations (the "CBLR Framework"). A qualifying community banking organization that opts into the CBLR Framework and meets all the requirements under the CBLR Framework will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations and will not be required to report or calculate risk-based capital ratios. Arrow and both subsidiary banks have opted out of utilizing the CBLR framework. Therefore, the Capital Rules remain applicable to Arrow.

The following is a summary of certain definitions of capital under the various capital measures in the Capital Rules:

Common Equity Tier 1 Capital (CET1): Equals the sum of common stock instruments and related surplus (net of treasury stock), retained earnings, AOCI, and qualifying minority interests, minus applicable regulatory adjustments and deductions. Such deductions will include AOCI, if the organization has exercised its irrevocable option not to include AOCI in capital (Arrow made such an election). Mortgage-servicing assets, deferred tax assets, and investments in financial institutions are limited to 15% of CET1 in the aggregate and 10% of CET1 for each such item individually.
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
At June 30, 2024, Arrow's subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow and its subsidiary banks under the current Capital Rules, as of June 30, 2024:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	12.88%	13.53%	14.57%	9.74%

Glens Falls National Bank & Trust Co.	13.13%	13.14%	14.12%	8.79%
Saratoga National Bank & Trust Co.	12.21%	12.21%	13.39%	9.38%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%(1)	8.50%(1)	10.50%(1)	4.00%

(1) Including the fully phased-in 2.50% capital conservation buffer

At June 30, 2024, Arrow's subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $383.0 million at June 30, 2024, an increase of $3.2 million, or 0.9%, from the December 31, 2023 level of $379.8 million.The increase in stockholders' equity over the first six months of 2024 principally reflected the following factors: the addition of (i) $16.3 million of net income for the period and (ii) other comprehensive gain $1.8 million and (iii) the issuance of $0.7 million of common stock through employee benefit and dividend reinvestment plans, reduced by (iv) cash dividends of $9.1 million and (v) repurchases of common stock of $6.5 million.
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

Stock Repurchase Program: On October 25, 2023, the Board expanded its existing stock repurchase program (the "2022 Repurchase Program") by $5 million, bringing the total availability under the repurchase program to $9.1 million, and removed the expiration date previously incorporated into the 2022 Repurchase Program. The 2022 Repurchase Program allowed Arrow to repurchase shares of its common stock in open-market or negotiated transactions. Arrow resumed repurchasing its shares in the fourth quarter of 2023. In the first half of 2024, Arrow repurchased approximately $6.4 million (263,000 shares of its common stock) under the 2022 Repurchase Program and fully utilized the $9.1 million authorized program amount.
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
In addition, $2.6 million of Arrow's common stock was purchased during the six months ended June 30, 2024 other than through its repurchase program, i.e., through purchases in the open market under the ESOP and the surrender or deemed surrender of Arrow common stock to Arrow in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow common stock].

Dividends: Arrow's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past six quarters listed below represent actual sales transactions, as reported by NASDAQ. Per share amounts and share counts in the following tables have been restated for the September 26, 2023 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2023
First Quarter	$23.57	$33.49	$0.262
Second Quarter	17.12	24.19	0.262
Third Quarter	16.38	21.60	0.262
Fourth Quarter	16.70	29.66	0.270
2024
First Quarter	$23.11	$28.62	$0.270
Second Quarter	21.50	26.14	0.270
Third Quarter (dividend payable August 23, 2024)	TBD	TBD	0.270

	Quarter Ended June 30
	2024	2023
Cash Dividends Per Share	$0.270	$0.262
Diluted Earnings Per Share	0.52	0.35
Dividend Payout Ratio	51.92%	74.86%
Total Equity (in thousands)	383,018	$361,443
Shares Issued and Outstanding (in thousands)	16,723	17,050
Book Value Per Share	$22.90	$21.20
Intangible Assets (in thousands)	22,800	23,175
Tangible Book Value Per Share	$21.54	$19.84

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

Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest-bearing bank balances at the FRBNY, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $450.8 million at June 30, 2024, a decrease of $47.0 million, from the year-end 2023 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at June 30, 2024 of $169.8 million compared to $105.8 million at December 31, 2023.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $28 million which were not drawn on during the three months ended June 30, 2024.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At June 30, 2024, Arrow had outstanding collateralized obligations with the FHLBNY of $7 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $535 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At June 30, 2024, there were $175 million in brokered CD deposits. In addition, Arrow's two bank subsidiaries have each established a borrowing facility with the FRBNY, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At June 30, 2024, the amount available under this facility was approximately $770 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events. Additionally, Arrow continually monitors levels and composition of uninsured deposits.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At June 30, 2024, Arrow's primary liquidity ratio was approximately 8.4% of total assets, well in excess of the internal policy limit of 5%. Total primary liquidity was approximately $356 million, comprised of $200.2 million of unencumbered cash and $155.9 million in unencumbered securities.
Arrow did not experience any liquidity constraints in the six month period ended June 30, 2024, in 2023 or in any recent prior period. Arrow has not at any time during such periods been forced to pay above-market rates to obtain retail deposits or other funds from any source.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2024 Compared With
Three Months Ended June 30, 2023

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Net Income	$8,604	$6,047	$2,557	42.3%
Diluted Earnings Per Share	0.52	0.35	0.17	48.6%
Return on Average Assets	0.82%	0.59%	0.23%	39.0%
Return on Average Equity	9.15%	6.64%	2.51%	37.8%

Net income was $8.6 million and diluted EPS of $0.52 for the second quarter of 2024, compared to net income of $6.0 million and diluted EPS of $0.35 for the second quarter of 2023. Return on average assets for the second quarter of 2024 was 0.82%, an increase from 0.59% in the second quarter of 2023. In addition, return on average equity increased to 9.15% for the second quarter of 2024, from 6.64% in the second quarter of 2023.

The following narrative discusses the quarter-to-quarter changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Interest and Dividend Income	$47,972	$40,013	$7,959	19.9%
Interest Expense	20,820	14,241	6,579	46.2%
Net Interest Income	27,152	25,772	1,380	5.4%
Average Earning Assets(1)	4,083,813	3,953,642	130,171	3.3%
Average Interest-Bearing Liabilities	3,127,417	2,924,743	202,674	6.9%

Yield on Earning Assets(1)	4.72%	4.06%	0.66%	16.3%
Cost of Interest-Bearing Liabilities	2.68	1.95	0.73	37.4%
Net Interest Spread	2.04	2.11	(0.07)	(3.3)%
Net Interest Margin	2.67	2.61	0.06	2.3%

(1) Includes Nonaccrual Loans.

Net interest income for the recently completed quarter increased by $1.4 million, or 5.4%, from the second quarter of 2023. Interest and fees on loans were $42.1 million for the second quarter of 2024, an increase from $34.6 million for the quarter ending June 30, 2023, primarily due to loan growth and higher loan rates. Interest expense for the second quarter of 2024 was $20.8 million, an increase of $6.6 million versus the comparable quarter ending June 30, 2023, primarily due to higher deposit rates and changes in deposit composition. Net interest margin increased 6 basis points in the second quarter of 2024 to 2.67%, from 2.61% during the second quarter of 2023. Average earning asset yields were 66 basis points higher as compared to the second quarter of 2023. The cost of interest-bearing liabilities increased 73 basis points from the quarter ended June 30, 2023. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis" on page 54 The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 63 and "Loan Trends" on page 61.
As discussed previously under the heading "Asset Quality" beginning on page 65, the provision for loan losses for the second quarter of 2024 was $775 thousand, compared to a provision of $948 thousand for the second quarter of 2023.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Income From Fiduciary Activities	$2,451	$2,428	$23	0.9%
Fees for Other Services to Customers	2,706	2,717	(11)	(0.4)%
Insurance Commissions	1,662	1,560	102	6.5%
Net Gain on Securities	54	(181)	235	(129.8)%
Net Gain on the Sale of Loans	5	—	5	—%
Other Operating Income	978	382	596	156.0%
Total Non-interest Income	$7,856	$6,906	$950	13.8%

Total non-interest income in the current quarter was $7.9 million, an increase of $1.0 million from the comparable quarter of 2023. Income from fiduciary activities for the second quarter of 2024 remained consistent with the second quarter of 2023. Assets under trust administration and investment management at June 30, 2024 were $1.85 billion, an increase from $1.71 billion at June 30, 2023.
Fees for other services to customers were $2.7 million for the second quarter of 2024 consistent with the second quarter of 2023.
Insurance commissions were $1.7 million for the second quarter of 2024, an increase of $102 thousand or 6.5%, as compared to the second quarter of 2023.
Net gain on securities of $54 thousand for the second quarter of 2024 was the result of an increase in the fair value of equity securities from December 31, 2023. Other operating income increased from the comparable prior-year quarter primarily driven by the gains on the sale of assets.

Non-interest Expense
Summary of Non-interest Expense
(Dollars in Thousands)

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Salaries and Employee Benefits	$13,036	$12,039	$997	8.3%
Occupancy Expense of Premises, Net	1,774	1,583	191	12.1%
Technology and Equipment Expense	4,734	4,362	372	8.5%
FDIC and FICO Assessments	698	484	214	44.2%
Amortization	40	44	(4)	(9.1)%
Other Operating Expense	3,036	5,571	(2,535)	(45.5)%
Total Non-interest Expense	$23,318	$24,083	$(765)	(3.2)%
Efficiency Ratio	66.29%	72.72%	(6.4)%	(8.8)%

Non-interest expense for the second quarter of 2024 was $23.3 million, a decrease of $0.8 million, or 3.2%, from the second quarter of 2023. Salaries and benefit expenses increased $997 thousand, or 8.3%, from the comparable quarter in 2023 primarily driven by the overall growth in organization and inflation driven wage increases. Technology expenses in the second quarter increased $372 thousand, or 8.5%, from the second quarter of 2023. In the second quarter of 2024, FDIC assessments increased $214 thousand from the second quarter of 2023, primarily the result of increase in the balance sheet. Other operating expense decreased from the prior year, primarily due to the resolution of the prior year's filing delays and related matters.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Provision for Income Taxes	$2,311	$1,600	$711	44.4%
Effective Tax Rate	21.2%	20.9%	0.3%	1.4%

The increase in the effective tax rate for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to fluctuations in benefits related to tax exempt income.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2024 Compared With
Six Months Ended June 30, 2023

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Net Income	$16,264	$14,609	$1,655	11.3%
Diluted Earnings Per Share	0.97	0.85	0.12	14.1
Return on Average Assets	0.77%	0.73%	0.04%	5.5
Return on Average Equity	8.63%	8.13%	0.50%	6.2

Net income was $16.3 million and diluted EPS was $0.97 for the first six months of 2024, compared to net income of $14.6 million and diluted EPS of $0.85 for the first six months of 2023. ROA for the first six months of 2024 was 0.77%, an increase from 0.73% for the first six months of 2023. In addition, ROE increased to 8.63% for the first six months of 2024 from 8.13% for the first six months of 2023.

The following narrative discusses the period-to-period changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Interest and Dividend Income	$94,649	$76,123	$18,526	24.3%
Interest Expense	41,042	22,257	18,785	84.4%
Net Interest Income	53,607	53,866	(259)	(0.5)%
Average Earning Assets (1)	4,084,606	3,900,032	184,574	4.7%
Average Interest-Bearing Liabilities	3,117,753	2,853,914	263,839	9.2%

Yield on Earning Assets (1)	4.66%	3.94%	0.72%	18.3%
Cost of Interest-Bearing Liabilities	2.65	1.57	1.08	68.8%
Net Interest Spread	2.01	2.37	(0.36)	(15.2)%
Net Interest Margin	2.64	2.79	(0.15)	(5.4)%

(1) Includes Nonaccrual Loans.
Net interest income for the first six months of 2024 decreased $0.3 million, or 0.5%, as compared to the first six months of 2023. Total loans at June 30, 2024 increased $245.6 million from June 30, 2023. Investments decreased $137.6 million from June 30, 2023. At June 30, 2024, deposit balances were $3.7 billion. The decline of deposits from June 30, 2023 to June 30, 2024 was $181.4 million, or 5.2%. Net interest margin for the first six months of 2024 decreased 15 basis points to 2.64%, from 2.79% for the first six months of 2023. Average earning asset yields were 72 basis points higher as compared to the first six months of 2023, primarily due to higher market rates. The cost of interest-bearing liabilities increased 108 basis points from the first six months of 2023. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 63 and "Loan Trends" on page 61.
As discussed previously under the heading "Asset Quality" beginning on page 65, the provision for loan losses for the first six months of 2024 was $1.4 million, compared to $2.5 million for the first six months of 2023.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Income From Fiduciary Activities	4,908	4,703	$205	4.4%
Fees for Other Services to Customers	5,249	5,312	(63)	(1.2)
Insurance Commissions	3,344	3,080	264	8.6
Net Gain (Loss) on Securities	71	(285)	356	(124.9)
Net Gain on the Sale of Loans	9	4	5	125.0
Other Operating Income	2,133	769	1,364	177.4
Total Non-interest Income	$15,714	$13,583	$2,131	15.7%

Total non-interest income for the first six months of 2024 was $15.7 million, an increase of $2.1 million from the first six months of 2023. Income from fiduciary activities for the first six months of 2024 increased by 4.4% from the first six months of 2023, primarily due to market performance. For the first six months of 2024, Arrow has been able to maintain a stable customer base.
Fees for other services to customers were $5.2 million for the first six months of 2024 relatively consistent with the prior year comparative period.
Insurance commissions were $3.3 million for the first six months of 2024, an increase of $264 thousand or 8.6%, from the first six months of 2023.
Net loss on security transactions of $71 thousand for the first six months of 2024 was the result of the increase in the fair value of equity securities.
Other operating income increased $1.4 million from the comparable period in 2023, due to gains on other assets as well as the gain on the sale of assets received in 2024.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Salaries and Employee Benefits	$25,929	$23,986	$1,943	8.1%
Occupancy Expense of Premises, Net	3,545	3,211	334	10.4
Technology and Equipment Expense	9,554	8,779	775	8.8
FDIC and FICO Assessments	1,413	963	450	46.7
Amortization	80	89	(9)	(10.1)
Other Operating Expense	6,809	9,351	(2,542)	(27.2)
Total Noninterest Expense	$47,330	$46,379	$951	2.1
Efficiency Ratio	67.90%	67.94%	(0.04)%	(0.1)%

Noninterest expense for the first six months of 2024 was $47.3 million, an increase of $1.0 million, or 2.1%, from the first six months of 2023. Salaries and benefit expenses increased $1.9 million, or 8.1%, from the comparable period in 2023 primarily driven by the overall growth in organization and inflation driven wage increases. Technology expenses increased $775 thousand, or 8.8%, from the first six months of 2023. Other non-interest expense decreased $2.5 million for the first six months of 2024, as compared to the first six months of 2023. Other operating expense decreased from the prior year as previous filing delays and related matters are resolved.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Provision for Income Taxes	$4,335	$3,959	$376	9.5%
Effective Tax Rate	21.0%	21.3%	(0.3)%	(1.4)%

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
Arrow's standard simulation model applies a parallel shift in interest rates, ramped over a 12-month period, to capture the impact of changing interest rates on net interest income.  The results are compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth and a 100 and 200 basis point downward and a 200 basis point upward shift in interest rates. Additional tools to monitor potential longer-term interest rate risk, including periodic stress testing involving hypothetical sudden and significant interest rate spikes, are also evaluated.
The following table summarizes the percentage change in net interest income as compared to the base scenario, which assumes no change in market interest rates as generated from the standard simulation model. The results are presented for each of the first two years of the simulation period for the 100 and 200 basis point decreases in interest rate scenario and the 200 basis point increase in interest rate scenario. These results are well within the ALCO policy limits.

As of June 30, 2024:

Change in Interest Rate	Calculated change in Net Interest Income - Year 1	Calculated change in Net Interest Income - Year 2
- 200 basis points	2.3%	10.3%
- 100 basis points	1.3%	13.6%
+200 basis points	(3.9)%	15.6%

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

Item 4.
CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the Chief Executive Officer ("CEO") (who is our principal executive officer) and Chief Financial Officer ("CFO") (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2024. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that:
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

The material weaknesses did not result in a material misstatement of our annual or interim financial statements or previously released financial results. For additional information please refer to Part II - Item 9A. of the 2023 Form 10-K.

Prior to filing this Report, we performed relevant and responsive substantive procedures as of June 30, 2024, in order to complete our financial statements and related disclosures. Based on these procedures, management believes that our consolidated financial statements included in this Report have been prepared in accordance with GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of the dates, and for the periods presented in this Report.

Remediation Efforts to Address the Material Weaknesses

The aforementioned material weaknesses were previously disclosed in the 2023 and 2022 Forms 10-K. While the Company has improved its organizational capabilities and implemented necessary remediation measures, the remediation steps taken were not in place for a sufficient amount of time for the material weaknesses to be considered remediated as of June 30, 2024. Accordingly, the Company will continue to monitor its remediation measures in the remaining quarters of 2024 in order to confirm effective remediation of the identified material weaknesses.
During the year ended December 31, 2023 and through the six months ended June 30, 2024, management initiated and/or completed the following remedial actions:
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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 12, 2023 the Company become aware that Stephen Bull filed a complaint (the "Shareholder Derivative Complaint") on behalf of Arrow against the three individual defendants in the Ashe Lawsuit as well as against all members of Arrow’s board of directors during the class period in Ashe. The Company is named solely as a nominal defendant in the action and would be the beneficiary of any recovery. The Shareholder Derivative Complaint alleges breaches of fiduciary duty (i) by the Ashe individual defendants based on substantially the same allegedly misleading statements pleaded in the Ashe complaint; and (ii) the director defendants by failing adequately to oversee the individual defendants and maintain internal and disclosure controls. Plaintiffs seek (i) unspecified damages (which would be payable to the Company) for costs incurred as a result of the alleged misstatements, including costs of investigation, remediation, and litigation, (ii) repayment of the director defendants’ compensation on an unjust enrichment theory, and (iii) an order directing the Company to take all necessary actions to reform and improve its corporate governance, and (iv) the recovery of costs and fees associated with the litigation. The Shareholder Derivative Complaint also asserts various federal securities claims based on the same alleged misrepresentations as set forth in the Ashe Lawsuit. The Company is in active settlement negotiations in this matter and expects to reach a resolution in the not too distant future. Management believes that any settlement to be reached will not have a material adverse impact on the Company’s financial results. In the event that the parties are not able to reach a settlement, the Company intends to continue to vigorously defend itself against the Shareholder Derivative Complaint.

Item 1.A.
Risk Factors
The Risk Factors identified in the 2023 Form 10-K continue to represent the most significant risks to Arrow's future results of operations and financial conditions, without further modification or amendment.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases of common stock (our only class of equity securities registered pursuant to Section 12 of the Exchange Act) by Arrow during the three months ended June 30, 2024. In October 2023, the Board of Directors expanded the 2022 Repurchase Program by $5 million, bringing the total availability under the repurchase program to $9.1 million, and removed the expiration date previously incorporated into the existing repurchase program. In the first quarter of 2024, Arrow repurchased approximately $6.0 million (244,000 shares of its common stock) under the 2022 Repurchase Program and additional purchases in April 2024 fully utilized the $9.1 million authorized program amount.
On April 24, 2024, the Board approved the 2024 Repurchase Program, under which the Board authorized management, in its discretion to repurchase from time to time, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock.

Second Quarter 2024 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
April	18,924	$24.22	18,924	$5,000,000
May	42,244	24.80	—	5,000,000
June	63,105	24.85	—	5,000,000
Total	124,273	24.74	18,924

1 The total number of shares purchased and the average price paid per share listed in columns (A) and (B) consist of (i) any shares purchased in such periods in the open market under the ESOP on behalf of the participants under the ESOP by the administrator of the ESOP and (ii) shares repurchased by Arrow pursuant to the Company's 2022 Repurchase Program. In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow and the ESOP through such methods: April - repurchased under the 2022 Repurchase Program (18,924 shares); May - purchased by the ESOP (42,244 shares); and June - purchased by the ESOP (63,105 shares.)
2 Includes only those shares acquired by Arrow pursuant to the 2022 Repurchase Program. No shares were acquired under the 2024 Repurchase Program in April, May or June.
3 Reflects the approximate dollar value of shares that may yet be purchased under the 2024 Repurchase Program, as the purchases in April under the 2022 Repurchase Program fully utilized the $9.1 million authorized program amount of the 2022 Repurchase Program.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None
Item 5.
Other Information
Rule 10b5-1 Trading Arrangements
On May 13, 2024, Arrow Director Raymond F. O'Conor adopted a Rule 10b5-1 Sales Plan to sell up to 2,000 shares per month starting on August 15, 2024 and ending on May 31, 2025. The maximum number of shares that may be sold during the term of the plan is 20,000.

Item 6.
Exhibits

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant as Amended through June 3, 2019, incorporated by reference from the Registrant's Current Report on Form 8-K filed June 5, 2019, Exhibit 3.1
3.(ii)	By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on February 1, 2024, Exhibit 3.1

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
10.1*	Restricted Stock Award Agreement Form 2024 (Single Trigger At Will Employees)
10.2*	Restricted Stock Award Agreement Form 2024 (Double Trigger Contracted Employees)
10.3*	Restricted Stock Award Agreement Form 2024 (Non-Employee Directors)
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contracts or compensation plans required to be filed as an exhibit.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

August 8, 2024	/s/ David S. DeMarco
Date	David S. DeMarco
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2024	/s/ Penko Ivanov
Date	Penko Ivanov
Chief Financial Officer
(Principal Financial and Accounting Officer)