Form 10-Q
period 2024-09-30
ARROW FINANCIAL CORP
filed 2024-11-07
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2024
Common Stock, par value $1.00 per share	16,738,980

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2024	December 31, 2023	September 30, 2023
ASSETS
Cash and Due From Banks	$53,969	$36,755	$39,778
Interest-Bearing Deposits at Banks	286,119	105,781	254,961
Investment Securities:
Available-for-Sale at Fair Value	437,067	497,769	519,240
Held-to-Maturity (Fair Value of $101,929 at September 30, 2024; $128,837 at December 31, 2023; and $134,811 at September 30, 2023)	103,337	131,395	140,577
Equity Securities	5,089	1,925	1,960
Other Investments	4,352	5,049	5,110
Loans	3,339,937	3,212,908	3,138,617
Allowance for Credit Losses	(31,262)	(31,265)	(31,112)
Net Loans	3,308,675	3,181,643	3,107,505
Premises and Equipment, Net	59,932	59,642	60,311
Goodwill	23,789	21,873	21,873
Other Intangible Assets, Net	2,190	1,110	1,205
Other Assets	126,930	126,926	120,391
Total Assets	$4,411,449	$4,169,868	$4,272,911
LIABILITIES
Noninterest-Bearing Deposits	$740,170	$758,425	$798,392
Interest-Bearing Checking Accounts	875,365	799,785	920,250
Savings Deposits	1,544,868	1,466,280	1,496,193
Time Deposits over $250,000	177,990	179,301	167,614
Other Time Deposits	499,064	483,775	284,036
Total Deposits	3,837,457	3,687,566	3,666,485
Borrowings	103,600	26,500	174,300
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Finance Leases	5,022	5,066	5,080
Other Liabilities	52,059	50,964	47,032
Total Liabilities	4,018,138	3,790,096	3,912,897
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at September 30, 2024, December 31, 2023 and September 30, 2023	—	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (22,066,559 Shares Issued at September 30, 2024, December 31, 2023 and September 30, 2023)	22,067	22,067	22,067
Additional Paid-in Capital	413,065	412,551	412,397
Retained Earnings	77,429	65,792	62,647
Accumulated Other Comprehensive Loss	(25,968)	(33,416)	(52,584)
Treasury Stock, at Cost (5,332,907 Shares at September 30, 2024; 5,124,073 Shares at December 31, 2023 and 5,017,063 Shares at September 30, 2023)	(93,282)	(87,222)	(84,513)
Total Stockholders’ Equity	393,311	379,772	360,014
Total Liabilities and Stockholders’ Equity	$4,411,449	$4,169,868	$4,272,911
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$44,122	$36,699	$126,639	$103,203
Interest on Deposits at Banks	2,103	1,805	6,735	3,958
Interest and Dividends on Investment Securities:
Fully Taxable	2,656	2,924	8,851	8,823
Exempt from Federal Taxes	562	689	1,867	2,256
Total Interest and Dividend Income	49,443	42,117	144,092	118,240
INTEREST EXPENSE
Interest-Bearing Checking Accounts	1,966	1,156	5,510	2,346
Savings Deposits	10,905	9,729	31,706	23,830
Time Deposits over $250,000	1,803	1,466	5,645	3,159
Other Time Deposits	4,934	2,051	15,091	3,721
Borrowings	1,177	2,143	3,439	5,309
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	173	173	514	513
Interest on Financing Leases	47	46	142	143
Total Interest Expense	21,005	16,764	62,047	39,021
NET INTEREST INCOME	28,438	25,353	82,045	79,219
Provision for Credit Losses on Loans	934	354	2,326	2,856
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	27,504	24,999	79,719	76,363
NON-INTEREST INCOME
Income From Fiduciary Activities	2,429	2,378	7,337	7,081
Fees for Other Services to Customers	2,881	2,761	8,130	8,073
Insurance Commissions	1,955	1,695	5,299	4,775
Net Gain (Loss) on Securities	94	71	165	(214)
Net Gain on Sales of Loans	126	21	135	25
Other Operating Income	648	1,124	2,781	1,893
Total Non-Interest Income	8,133	8,050	23,847	21,633
NON-INTEREST EXPENSE
Salaries and Employee Benefits	13,446	11,988	39,375	35,974
Occupancy Expenses, Net	1,754	1,517	5,299	4,728
Technology and Equipment Expense	4,692	4,371	14,246	13,150
FDIC Assessments	698	515	2,111	1,478
Other Operating Expense	3,510	5,088	10,399	14,528
Total Non-Interest Expense	24,100	23,479	71,430	69,858
INCOME BEFORE PROVISION FOR INCOME TAXES	11,537	9,570	32,136	28,138
Provision for Income Taxes	2,562	1,827	6,897	5,786
NET INCOME	$8,975	7,743	$25,239	$22,352
Average Shares Outstanding:
Basic	16,710	17,050	16,746	17,049
Diluted	16,742	17,050	16,772	17,049
Per Common Share:
Basic Earnings	$0.54	$0.46	$1.51	$1.31
Diluted Earnings	0.53	0.46	1.50	1.31

See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$8,975	$7,743	$25,239	$22,352
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Securities Holding Gain (Loss) Arising During the Period	9,282	(5,786)	8,503	(3,536)
Net Unrealized (Loss) Gain on Cash Flow Hedge Agreements	(3,464)	625	(569)	91
Reclassification of Net Unrealized (Loss) Gain on Cash Flow Hedge Agreements to Interest Expense	(146)	181	(463)	491
Amortization of Net Retirement Plan Actuarial (Gain)	(58)	(30)	(174)	(90)
Amortization of Net Retirement Plan Prior Service Cost	50	39	151	115
Other Comprehensive Income (Loss)	5,664	(4,971)	7,448	(2,929)
Comprehensive Income	$14,639	$2,772	$32,687	$19,423

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Nine Month Period Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2023	$22,067	$412,551	$65,792	$(33,416)	$(87,222)	$379,772
Net Income	—	—	25,239	—	—	25,239
Other Comprehensive Income	—	—	—	7,448	—	7,448
Cash Dividends Paid, $.81 per Share	—	—	(13,602)	—	—	(13,602)
Stock Options Exercised, Net (8,620 Shares)	—	97	—	—	69	166
Shares Issued Under the Directors’ Stock Plan (15,196 Shares)	—	255	—	—	122	377
Shares Issued Under the Employee Stock Purchase Plan (8,884 Shares)	—	137	—	—	72	209
Shares Issued Related to Restricted Stock Units (2,753 Shares)	—	(23)	—	—	23	—
Shares Issued Related to Restricted Share Awards (22,230 Shares)	—	(179)	—	—	179	—
Compensation expense related to Employee Stock Purchase Plan	—	21	—	—	—	21
Stock-Based Compensation Expense	—	206	—	—	—	206
Purchase of Treasury Stock (266,517 Shares) [1]	—	—	—	—	(6,525)	(6,525)
Balance at September 30, 2024	$22,067	$413,065	$77,429	$(25,968)	$(93,282)	$393,311

	Three Month Period Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at June 30, 2024	$22,067	$412,917	$72,980	$(31,632)	$(93,314)	$383,018
Net Income	—	—	8,975	—	—	8,975
Other Comprehensive Income	—	—	—	5,664	—	5,664
Cash Dividends Paid, $.27 per Share	—	—	(4,526)	—	—	(4,526)
Shares Issued Under the Directors’ Stock Plan (4,594 Shares)	—	83	—	—	38	121
Shares Issued Under the Employee Stock Purchase Plan (3,041 Shares)	—	55	—	—	25	80
Shares Issued Related to Restricted Stock Units (2,753 Shares)	—	(23)	—	—	23	—
Compensation expense related to Employee Stock purchase Plan	—	8	—	—	—	8
Stock-Based Compensation Expense	—	25	—	—	—	25
Purchase of Treasury Stock (0 Shares) [1]	—	—	—	—	(54)	(54)
Balance at September 30, 2024	$22,067	$413,065	$77,429	$(25,968)	$(93,282)	$393,311

	Nine Month Period Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2022	$21,424	400,270	65,401	$(49,655)	$(83,902)	$353,538
Net Income	—	—	22,352	—	—	22,352
Other Comprehensive Income	—	—	—	(2,929)	—	(2,929)
3% Stock Dividend (642,567 Shares)	643	11,058	(11,701)	—	—	—
Cash Dividends Paid, $.786 per Share	—	—	(13,405)	—	—	(13,405)
Stock Options Exercised, Net (3,772 Shares)	—	50	—	—	33	83
Shares Issued Under the Directors’ Stock Plan (3,418 Shares)	—	85	—	—	29	114
Shares Issued Under the Employee Stock Purchase Plan (3,872 Shares)	—	87	—	—	33	120
Shares Issued for Dividend Reinvestment Plans (17,753 Shares)	—	330	—	—	142	472
Stock-Based Compensation Expense	—	517	—	—	—	517
Purchase of Treasury Stock (27,395 Shares) [1]	—	—	—	—	(848)	(848)
Balance at September 30, 2023	$22,067	$412,397	$62,647	$(52,584)	$(84,513)	$360,014

	Three Month Period Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at June 30, 2023	$21,424	$401,069	$71,076	$(47,613)	$(84,513)	$361,443
Net Income	—	—	7,743	—	—	7,743
Other Comprehensive Loss	—	—	—	(4,971)	—	(4,971)
3% Stock Dividend (642,567 Shares)	643	11,058	(11,701)	—	—	—
Cash Dividends Paid, $.262 per Share	—	—	(4,471)	—	—	(4,471)
Stock-Based Compensation Expense	—	270	—	—	—	270
Balance at September 30, 2023	$22,067	$412,397	$62,647	$(52,584)	$(84,513)	$360,014

1 Cost of Treasury Stock for the 2024 periods includes accrual of Stock Buyback Tax Under the Inflation Reduction Act of 2022

See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended September 30
Cash Flows from Operating Activities:	2024	2023
Net Income	$25,239	$22,352
Provision for Credit Losses	2,326	2,856
Depreciation and Amortization	4,008	4,962
Net (Gain) Loss on Securities Transactions	(165)	214
Loans Originated and Held-for-Sale	(6,278)	491
Proceeds from the Sale of Loans Held-for-Sale	6,376	25
Net Gain on the Sale of Loans	(135)	(25)
Net (Gain) Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(312)	135
Contributions to Retirement Benefit Plans	(494)	(400)
Deferred Income Tax Benefit	(255)	—
Shares Issued Under the Directors’ Stock Plan	377	114
Stock-Based Compensation Expense	227	517
Tax Benefit from Exercise of Stock Options	29	11
Net Increase in Other Assets	(3,458)	(1,338)
Net Increase in Other Liabilities	1,359	6,985
Net Cash Provided By Operating Activities	28,844	36,899
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	72,545	48,499
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	36,801	41,919
Purchases of Securities Held-to-Maturity	(8,959)	(7,490)
Purchases of Equity Securities	(2,999)	—
Net Increase in Loans	(127,890)	(159,518)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	2,708	1,978
Purchase of Premises and Equipment	(4,084)	(6,474)
Net Decrease in FHLB and Federal Reserve Bank Stock	697	954
Purchase of Bank Owned Life Insurance	—	(692)
Acquisition of Whitehall Branch	32,354	—
Net Cash Provided (Used) By Investing Activities	1,173	(80,824)
Cash Flows from Financing Activities:
Net Increase in Deposits	112,211	168,121
Finance Lease Payments	(44)	(39)
Other Borrowings - Advances	102,100	256,500
Other Borrowings - Paydowns	(25,000)	(137,000)
Net Cash Collateral Received from Derivative Counterparties	(1,980)	—
Purchase of Treasury Stock	(6,525)	(848)
Stock Options Exercised, Net	166	83
Shares Issued Under the Employee Stock Purchase Plan	209	120
Shares Issued for Dividend Reinvestment Plans	—	472
Cash Dividends Paid	(13,602)	(13,405)
Net Cash Provided By Financing Activities	167,535	274,004
Net Increase in Cash and Cash Equivalents	197,552	230,079
Cash and Cash Equivalents at Beginning of Period	142,536	64,660
Cash and Cash Equivalents at End of Period	$340,088	$294,739

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$60,869	$31,976
Income Taxes	5,553	5,819
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,704	1,921
Total fair value of assets acquired in acquisition of Whitehall Branch, net of cash	3,819	—
Total fair value of liabilities assumed in acquisition of Whitehall Branch, net of cash	37,683	—

See Notes to Unaudited Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.RISKS AND UNCERTAINTIES

Nature of Operations - Arrow Financial Corporation, a New York corporation ("Arrow," the "Company," "we," or "us"), was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  The banking subsidiaries are Glens Falls National Bank and Trust Company ("GFNB") whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company ("SNB") whose main office is located in Saratoga Springs, New York. The two subsidiary banks provide a full range of services to individuals and small to mid-size businesses in northeastern New York State from Albany, the State's capitol, to the Canadian border. Both banks have wealth management departments which provide investment management and administrative services. We have commenced preparation for the unification of the banking subsidiaries into one entity to be renamed Arrow Bank National Association (the "Unification"). An active subsidiary of GFNB is Upstate Agency LLC, offering insurance services including property and casualty insurance, group health insurance and individual life insurance products. North Country Investment Advisers, Inc., a registered investment adviser that provides investment advice to our proprietary mutual fund, and Arrow Properties, Inc., a real estate investment trust (REIT), are subsidiaries of GFNB. Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

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

Note 2.     ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2024, December 31, 2023 and September 30, 2023; the results of operations for the three and nine month periods ended September 30, 2024 and 2023; the consolidated statements of comprehensive income for the three and nine month periods ended September 30, 2024 and 2023; the changes in stockholders' equity for the three and nine month periods ended September 30, 2024 and 2023; and the cash flows for the nine month periods ended September 30, 2024 and 2023. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2023 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").

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
For the loan segments utilizing the DCF method, (commercial, commercial real estate, and residential) management utilizes externally developed economic forecast of the following economic factors as loss drivers: national unemployment, gross domestic product and Case-Shiller U.S. National Home Price Index (HPI). The economic forecast is applied over a reasonable and supportable forecast period. Arrow utilizes a six quarter reasonable and supportable forecast period with an eight quarter reversion to the historic mean on a straight-line basis.
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

The annual disclosure requirements became effective for the Company beginning with the 2023 Form 10-K.

Note 3. CASH AND CASH EQUIVALENTS (In Thousands)

The following table is the schedule of Cash and Cash Equivalents at September 30, 2024, December 31, 2023 and September 30, 2023:
	September 30, 2024	December 31, 2023	September 30, 2023
Cash and Due From Banks	$53,969	$36,755	$39,778
Interest-bearing Deposits at Banks	286,119	105,781	254,961
Total Cash and Cash Equivalents	$340,088	142,536	294,739

Note 4.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at September 30, 2024, December 31, 2023 and September 30, 2023:

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
September 30, 2024
Available-For-Sale Securities, at Amortized Cost	$49,795	$145,000	$240	$272,008	$1,000	$468,043
Gross Unrealized Gains	229	58	—	33	—	320
Gross Unrealized Losses	—	(3,708)	—	(27,545)	(43)	(31,296)
Available-For-Sale Securities, at Fair Value	50,024	141,350	240	244,496	957	437,067
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						332,430

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$24,846	$60,000	$—	$2,012	$—	$86,858
From 1 - 5 Years	24,949	85,000	—	170,711	1,000	281,660
From 5 - 10 Years	—	—	240	99,285	—	99,525
Over 10 Years	—	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$24,865	$59,319	$—	$1,985	$—	$86,169
From 1 - 5 Years	25,159	82,031	—	156,934	957	265,081
From 5 - 10 Years	—	—	240	85,577	—	85,817
Over 10 Years	—	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	—	126,292	—	238,220	957	365,469
Total	$—	$126,292	$—	$238,220	$957	$365,469
Number of Securities in a Continuous Loss Position	—	17	—	91	1	109

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	—	3,708	—	27,545	43	31,296
Total	$—	$3,708	$—	$27,545	$43	$31,296

Disaggregated Details:
US Treasuries, at Amortized Cost	$49,795
US Treasuries, at Fair Value	50,024
US Agency Obligations, at Amortized Cost		$145,000
US Agency Obligations, at Fair Value		141,350
Local Municipal Obligations, at Amortized Cost			$240
Local Municipal Obligations, at Fair Value			240
US Government Agency Securities, at Amortized Cost				$6,908

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
US Government Agency Securities, at Fair Value				6,690
Government Sponsored Entity Securities, at Amortized Cost				265,100
Government Sponsored Entity Securities, at Fair Value				237,806
Corporate Trust Preferred Securities, at Amortized Cost					$1,000
Corporate Trust Preferred Securities, at Fair Value					957

December 31, 2023
Available-For-Sale Securities, at Amortized Cost	$73,761	$160,000	$280	$305,161	$1,000	$540,202
Gross Unrealized Gains	243	51	—	6	—	300
Gross Unrealized Losses	—	(7,126)	—	(35,407)	(200)	(42,733)
Available-For-Sale Securities, at Fair Value	74,004	152,925	280	269,760	800	497,769
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						242,938

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	—	137,874	—	269,286	800	407,960
Total	$—	$137,874	$—	$269,286	$800	$407,960
Number of Securities in a Continuous Loss Position	—	19	—	97	1	117

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	—	7,126	—	35,407	200	42,733
Total	$—	$7,126	$—	$35,407	$200	$42,733

Disaggregated Details:
US Treasuries, at Amortized Cost	$73,761
US Treasuries, at Fair Value	74,004
US Agency Obligations, at Amortized Cost		$160,000
US Agency Obligations, at Fair Value		152,925
Local Municipal Obligations, at Amortized Cost			$280
Local Municipal Obligations, at Fair Value			280
US Government Agency Securities, at Amortized Cost				$7,291
US Government Agency Securities, at Fair Value				6,864
Government Sponsored Entity Securities, at Amortized Cost				297,870
Government Sponsored Entity Securities, at Fair Value				262,896
Corporate Trust Preferred Securities, at Amortized Cost					$1,000

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
Corporate Trust Preferred Securities, at Fair Value					800

September 30, 2023
Available-For-Sale Securities, at Amortized Cost	$—	$190,000	$280	$398,323	$1,000	$589,603
Gross Unrealized Gains	—	—	—	1	—	1
Gross Unrealized Losses	—	(13,579)	—	(56,585)	(200)	(70,364)
Available-For-Sale Securities, at Fair Value	—	176,421	280	341,739	800	519,240
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						390,923

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$14,914	$—	$11,262	$—	$26,176
12 Months or Longer	—	161,506	—	330,190	800	492,496
Total	$—	$176,420	$—	$341,452	$800	$518,672
Number of Securities in a Continuous Loss Position	—	25	—	154	1	180

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$86	$—	$317	$—	$403
12 Months or Longer	—	13,493	—	56,268	200	69,961
Total	$—	$13,579	$—	$56,585	$200	$70,364

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$—
US Treasury Obligations, at Fair Value	—
US Agency Obligations, at Amortized Cost		$190,000
US Agency Obligations, at Fair Value		176,421
Local Municipal Obligations, at Amortized Cost			$280
Local Municipal Obligations, at Fair Value			280
US Government Agency Securities, at Amortized Cost				$7,416
US Government Agency Securities, at Fair Value				6,885
Government Sponsored Entity Securities, at Amortized Cost				390,907
Government Sponsored Entity Securities, at Fair Value				334,854
Corporate Trust Preferred Securities, at Amortized Cost					$1,000
Corporate Trust Preferred Securities, at Fair Value					800

At September 30, 2024, there was no allowance for credit losses for the AFS debt securities portfolio.

The following table is the schedule of Held-To-Maturity Securities at September 30, 2024, December 31, 2023 and September 30, 2023:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
September 30, 2024
Held-To-Maturity Securities, at Amortized Cost	$96,275	$7,062	$103,337
Gross Unrealized Losses	(1,205)	(203)	(1,408)
Held-To-Maturity Securities, at Fair Value	95,070	6,859	101,929
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			82,532
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			81,123

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$52,575	$—	$52,575
From 1 - 5 Years	41,373	7,062	48,435
From 5 - 10 Years	2,321	—	2,321
Over 10 Years	6	—	6

Maturities of Debt Securities, at Fair Value:
Within One Year	$52,224	$—	$52,224
From 1 - 5 Years	40,534	6,859	47,393
From 5 - 10 Years	2,306	—	2,306
Over 10 Years	6	—	6

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$175	$—	$175
12 Months or Longer	73,705	6,858	80,563
Total	$73,880	$6,858	$80,738

Number of Securities in a Continuous Loss Position	231	16	247

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	1,205	203	1,408
Total	$1,205	$203	$1,408

Disaggregated Details:
Municipal Obligations, at Amortized Cost	$96,275
Municipal Obligations, at Fair Value	95,070
US Government Agency Securities, at Amortized Cost		$2,526

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
US Government Agency Securities, at Fair Value		2,445
Government Sponsored Entity Securities, at Amortized Cost		4,536
Government Sponsored Entity Securities, at Fair Value		4,414

December 31, 2023
Held-To-Maturity Securities, at Amortized Cost	$122,450	$8,945	$131,395
Gross Unrealized Losses	(2,157)	(401)	(2,558)
Held-To-Maturity Securities, at Fair Value	120,293	8,544	128,837
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			115,030
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			112,472

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,472	$—	$1,472
12 Months or Longer	102,839	8,544	111,383
Total	$104,311	$8,544	$112,855
Number of Securities in a Continuous Loss Position	319	16	335

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$14	$—	$14
12 Months or Longer	2,143	402	2,545
Total	$2,157	$402	$2,559

Disaggregated Details:
Municipal Obligations, at Amortized Cost	$122,450
Municipal Obligations, at Fair Value	120,293
US Government Agency Securities, at Amortized Cost		$3,114
US Government Agency Securities, at Fair Value		2,954
Government Sponsored Entity Securities, at Amortized Cost		5,831
Government Sponsored Entity Securities, at Fair Value		5,589

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
September 30, 2023
Held-To-Maturity Securities, at Amortized Cost	$131,017	$9,560	$140,577
Gross Unrealized Gains	—	—	—
Gross Unrealized Losses	(5,204)	(562)	(5,766)
Held-To-Maturity Securities, at Fair Value	125,813	8,998	134,811
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			117,723
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			111,957

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,575	$—	$1,575
12 Months or Longer	108,092	8,998	117,090
Total	$109,667	$8,998	$118,665
Number of Securities in a Continuous Loss Position	339	16	355

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$86	$—	$86
12 Months or Longer	5,118	562	5,680
Total	$5,204	$562	$5,766

Disaggregated Details:
Municipal Obligations, at Amortized Cost	$131,017
Municipal Obligations, at Fair Value	125,813
US Government Agency Securities, at Amortized Cost		$3,292
US Government Agency Securities, at Fair Value		3,075
Government Sponsored Entity Securities, at Amortized Cost		6,268
Government Sponsored Entity Securities, at Fair Value		5,923

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
Arrow evaluates AFS debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at September 30, 2024, gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at September 30, 2024 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended September 30, 2024.

Arrow's HTM debt securities are comprised of U.S. government-sponsored enterprises (GSEs) or state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its HTM debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of September 30, 2024.

The following table is the schedule of Equity Securities at September 30, 2024, December 31, 2023 and September 30, 2023:

Equity Securities

	September 30, 2024	December 31, 2023	September 30, 2023
Equity Securities, at Fair Value	$5,089	$1,925	$1,960

The following is a summary of realized and unrealized gains and losses recognized in income on equity securities during the three and nine month periods ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Gain (Loss) on Equity Securities	$94	$71	$165	$(214)
Less: Net gain recognized during the reporting period on equity securities sold during the period	—	—	—	—
Unrealized net gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$94	$71	$165	$(214)

Note 5.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of September 30, 2024, December 31, 2023 and September 30, 2023 and an analysis of the recorded investment in loans that are past due at these dates. Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $203, $165 and $165 as of September 30, 2024, December 31, 2023 and September 30, 2023, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2024
Loans Past Due 30-59 Days	$577	$—	$12,413	$382	$13,372
Loans Past Due 60-89 Days	160	323	4,716	1,688	6,887
Loans Past Due 90 or more Days	16	15,120	1,669	3,839	20,644
Total Loans Past Due	753	15,443	18,798	5,909	40,903
Current Loans	169,131	740,977	1,101,443	1,287,483	3,299,034
Total Loans	$169,884	$756,420	$1,120,241	$1,293,392	$3,339,937

December 31, 2023
Loans Past Due 30-59 Days	$298	$—	$13,511	$3,715	$17,524
Loans Past Due 60-89 Days	21	636	5,579	861	7,097
Loans Past Due 90 or more Days	30	15,308	1,801	3,140	20,279
Total Loans Past Due	349	15,944	20,891	7,716	44,900
Current Loans	155,875	729,543	1,090,776	1,191,814	3,168,008
Total Loans	$156,224	$745,487	$1,111,667	$1,199,530	$3,212,908

September 30, 2023
Loans Past Due 30-59 Days	$247	$13,787	$11,864	$1,692	$27,590
Loans Past Due 60-89 Days	59	1,977	4,953	18	7,007
Loans Past Due 90 or more Days	3	—	1,504	3,271	4,778
Total Loans Past Due	309	15,764	18,321	4,981	39,375
Current Loans	147,757	718,840	1,089,316	1,143,329	3,099,242
Total Loans	$148,066	$734,604	$1,107,637	$1,148,310	$3,138,617

Schedule of Non Accrual Loans by Category
		Commercial
September 30, 2024	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$816	$816
Nonaccrual Loans	16	15,120	1,752	4,159	21,047
Nonaccrual With No Allowance for Credit Loss	16	15,120	1,752	4,159	21,047
Interest Income on Nonaccrual Loans	—	—	—	—	—

December 31, 2023
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$6	$446	$452
Nonaccrual Loans	30	15,308	1,877	3,430	20,645

September 30, 2023
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$251	$251
Nonaccrual Loans	3	—	1,572	4,448	6,023

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
The September 30, 2024 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized a six-quarter economic forecast sourced from reputable third-parties that projects a negative change of approximately 0.25% in the forecasted national unemployment rate, forecasted gross domestic product projected to improve by approximately 0.07%, and the home price index (HPI) forecast to increase by approximately 0.20% from the previous quarter economic forecast. The overall change in the allowance from June 30, 2024 was primarily driven by the following factors: net loan growth contributed $335 thousand, changes in macro economic conditions reduced the allowance by $82 thousand, and net charge-offs of $681 thousand. The third quarter provision for credit losses was $934 thousand. In addition, Arrow recorded an increase for estimated credit losses on off-balance sheet credit exposures in other liabilities of $234 thousand in the third quarter of 2024. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of September 30, 2024.

The following table details activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2024 and September 30, 2023:

Allowance for Credit Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
June 30, 2024	$2,031	$14,111	$2,985	$11,882	$31,009
Charge-offs	$—	$—	$(1,388)	$(41)	$(1,429)
Recoveries	$—	$—	$748	$—	$748
Provision	$(133)	$(66)	$296	$837	$934
September 30, 2024	$1,898	$14,045	$2,641	$12,678	$31,262

December 31, 2023	$1,958	$15,521	$2,566	$11,220	$31,265
Charge-offs	$(9)	$—	$(4,512)	$(41)	$(4,562)
Recoveries	$—	$—	$2,233	$—	$2,233
Provision	$(51)	$(1,476)	$2,354	$1,499	$2,326
September 30, 2024	$1,898	$14,045	$2,641	$12,678	$31,262

June 30, 2023	$1,972	$15,697	$2,646	$10,855	$31,170
Charge-offs	—	—	(1,204)	—	$(1,204)
Recoveries	—	—	792	—	$792
Provision	(139)	(114)	301	306	$354
September 30, 2023	$1,833	$15,583	$2,535	$11,161	$31,112

December 31, 2022	$1,961	$15,213	$2,585	$10,193	$29,952
Charge-offs	$—	$—	$(3,806)	$(6)	$(3,812)
Recoveries	$—	$—	$2,116	$—	$2,116
Provision	$(128)	$370	$1,640	$974	$2,856
September 30, 2023	$1,833	$15,583	$2,535	$11,161	$31,112

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. Changes in this allowance are reflected in other operating expenses within the non-interest expense category. As of September 30, 2024, the total unfunded commitment off-balance sheet credit exposure was $1.2 million.

Individually Evaluated Loans

All loans that exceed $250,000, which are on nonaccrual status, are evaluated on an individual basis. Arrow has a policy applicable to collateral dependent financial assets when the borrower is experiencing financial difficulty and the repayment is expected through the sale of the collateral. This policy allows Arrow to use fair value of the collateral at the reporting date adjusted for estimated cost to sell when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operation of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. As of September 30, 2024, there were six total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $17.3 million and none had an allowance for credit loss.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2024, December 31, 2023 and September 30, 2023:

September 30, 2024	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	15,120	15,120
Consumer	—	—	—
Residential	2,143	—	2,143
Total	$2,143	$15,120	$17,263

December 31, 2023	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	15,308	15,308
Consumer	—	—	—
Residential	1,446	—	1,446
Total	$1,446	$15,308	$16,754

September 30, 2023	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	—	—
Consumer	—	—	—
Residential	1,949	—	1,949
Total	$1,949	$—	$1,949

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
September 30, 2024
Ending Loan Balance - Collectively Evaluated	$169,884	$741,300	$1,120,241	$1,291,249	$3,322,674
Allowance for Credit Losses - Loans Collectively Evaluated	1,898	14,045	2,641	12,678	31,262
Ending Loan Balance - Individually Evaluated	—	15,120	—	2,143	17,263
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

December 31, 2023
Ending Loan Balance - Collectively Evaluated	$156,224	$730,179	$1,111,667	$1,198,084	$3,196,154
Allowance for Credit Losses - Loans Collectively Evaluated	1,958	15,521	2,566	11,220	31,265
Ending Loan Balance - Individually Evaluated	—	15,308	—	1,446	16,754
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

September 30, 2023
Ending Loan Balance - Collectively Evaluated	$148,066	$734,604	$1,107,637	$1,146,361	$3,136,668
Allowance for Credit Losses - Loans Collectively Evaluated	1,833	15,583	2,535	11,161	31,112
Ending Loan Balance - Individually Evaluated	—	—	—	1,949	1,949
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

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

Loan Credit Quality Indicators and Modification
In 2023 and the first three quarters of 2024, no loans met the criteria for disclosure as part of ASU 2022-02. Any modifications of loans were either immaterial in natural or were made for competitive purposes, i.e., the borrowers were not experiencing financial hardship.
The following tables present credit quality indicators by total loans amortized cost basis by origination year as of September 30, 2024, December 31, 2023 and September 30, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
September 30, 2024	2024	2023	2022	2021	2020	Prior
Commercial:
Risk rating
Satisfactory	$28,301	$46,534	$26,991	$18,424	$7,077	$19,200	$15,674	$—	$162,201
Special mention	38	80	220	—	87	1,200	1,683	—	3,308
Substandard	—	—	—	—	—	3,063	1,312	—	4,375
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$28,339	$46,614	$27,211	$18,424	$7,164	$23,463	$18,669	$—	$169,884

Current-period gross charge-offs	$—	$—	$—	$—	$9	$—	$—	$—	$9

Commercial Real Estate:
Risk rating
Satisfactory	$49,229	$90,818	$137,343	$109,829	$117,259	$195,942	$3,543	$—	$703,963
Special mention	—	—	12,764	—	—	11,003	—	—	23,767
Substandard	—	147	175	2,004	2,366	23,227	771	—	28,690
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$49,229	$90,965	$150,282	$111,833	$119,625	$230,172	$4,314	$—	$756,420

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating
Performing	$298,014	$325,751	$270,669	$139,101	$58,060	$26,417	$477	$—	$1,118,489
Nonperforming	140	408	413	521	239	31	—	—	1,752
Total Consumer Loans	$298,154	$326,159	$271,082	$139,622	$58,299	$26,448	$477	$—	$1,120,241

Current-period gross charge-offs	$1,125	$610	$1,365	$943	$278	$191	$—	$—	$4,512

Residential:
Risk rating
Performing	$112,717	$178,789	$228,354	$184,861	$109,638	$343,929	$130,129	$—	$1,288,417
Nonperforming	—	201	523	859	435	2,655	302	—	4,975
Total Residential Loans	$112,717	$178,990	$228,877	$185,720	$110,073	$346,584	$130,431	$—	$1,293,392

Current-period gross charge-offs	$—	$—	$—	$—	$—	$41	$—	$—	$41

Total Loans	$488,439	$642,728	$677,452	$455,599	$295,161	$626,667	$153,891	$—	$3,339,937

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial:
Risk rating
Satisfactory	$54,584	$34,047	$23,470	$9,655	$4,107	$13,360	$8,586	$—	$147,809
Special mention	—	—	—	117	—	—	—	—	117
Substandard	—	—	—	—	—	3,199	5,099	—	8,298
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$54,584	$34,047	$23,470	$9,772	$4,107	$16,559	$13,685	$—	$156,224

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate:
Risk rating
Satisfactory	$81,582	$151,818	$105,365	$120,845	$41,406	$174,516	$1,667	$—	$677,199
Special mention	—	10,439	—	—	—	4,084	—	—	14,523
Substandard	150	9,169	1,670	2,533	791	38,955	497	—	53,765
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$81,732	$171,426	$107,035	$123,378	$42,197	$217,555	$2,164	$—	$745,487

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating
Performing	$405,099	$355,217	$195,799	$93,708	$44,206	$15,252	$—	$—	$1,109,281
Nonperforming	208	783	551	210	81	85	468	—	2,386
Total Consumer Loans	$405,307	$356,000	$196,350	$93,918	$44,287	$15,337	$468	$—	$1,111,667

Current-period gross charge-offs	$366	$1,368	$2,122	$604	$397	$266	$—	$—	$5,123

Residential:
Risk rating
Performing	$161,878	$231,365	$192,588	$116,451	$73,875	$296,935	$122,573	$—	$1,195,665
Nonperforming	—	—	444	666	127	2,268	360	—	3,865
Total Residential Loans	$161,878	$231,365	$193,032	$117,117	$74,002	$299,203	$122,933	$—	$1,199,530

Current-period gross charge-offs	$—	$—	$—	$21	$—	$33	$—	$—	$54

Total Loans	$703,501	$792,838	$519,887	$344,185	$164,593	$548,654	$139,250	$—	$3,212,908

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
September 30, 2023	2023	2022	2021	2020	2019	Prior
Commercial:
Risk rating
Satisfactory	$37,300	$36,456	$23,602	$10,622	$4,799	$21,459	$10,328	$—	$144,566
Special mention	—	—	—	128	—	—	—	—	128
Substandard	—	—	—	—	26	3,245	101	—	3,372
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$37,300	$36,456	$23,602	$10,750	$4,825	$24,704	$10,429	$—	$148,066

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate:
Risk rating
Satisfactory	$57,761	$157,741	$106,128	$121,968	$41,827	$184,590	$2,035	$—	$672,050
Special mention	—	3,123	—	—	—	4,150	—	—	7,273
Substandard	—	9,299	1,685	2,590	797	40,411	499	—	55,281
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$57,761	$170,163	$107,813	$124,558	$42,624	$229,151	$2,534	$—	$734,604

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating
Performing	$322,084	$384,607	$216,234	$107,743	$53,646	$21,276	$—	$—	$1,105,590
Nonperforming	109	625	562	192	68	33	458	—	2,047
Total Consumer Loans	$322,193	$385,232	$216,796	$107,935	$53,714	$21,309	$458	$—	$1,107,637

Current-period gross charge-offs	$192	$915	$1,689	$477	$299	$234	$—	$—	$3,806

Residential:
Risk rating
Performing	$106,267	$235,027	$191,780	$118,517	$76,518	$305,076	$108,098	$—	$1,141,283
Nonperforming	—	—	2,770	1,006	598	2,152	501	—	7,027
Total Residential Loans	$106,267	$235,027	$194,550	$119,523	$77,116	$307,228	$108,599	$—	$1,148,310

Current-period gross charge-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6

Total Loans	$523,521	$826,878	$542,761	$362,766	$178,279	$582,392	$122,020	$—	$3,138,617

For the purposes of the table above, nonperforming consumer and residential loans were those loans on nonaccrual status or were 90 days or more past due and still accruing interest.
As of September 30, 2024, the amortized cost of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $3.5 million.
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
4) Doubtful - Loans classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable.  Although possibility of loss is extremely high, classification of these loans as “loss” has been deferred due to specific pending factors or events which may strengthen the value (e.g. possibility of additional collateral, injection of capital, collateral liquidation, debt restructure, economic recovery, etc).  Loans classified as “doubtful” need to be placed on nonaccrual; and
5) Loss - Loans classified as “loss” are considered uncollectible with collateral of such little value that their continuance as bankable assets is not warranted.  As of the date of the balance sheet, all loans in this category have been charged-off to the allowance for loan losses.
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

Note 6. DEBT (Dollars in Thousands)

Schedule of Borrowings:

	September 30, 2024	December 31, 2023	September 30, 2023
Balance:
BTFP Advances	$95,000	$—	150,000
FHLBNY Overnight Advances	—	20,000	10,000
FHLBNY Term Advances	8,600	6,500	14,300
Total Borrowings	$103,600	$26,500	$174,300

Maximum Borrowing Capacity:
Federal Funds Purchased	$28,000	$28,000	$52,000
Federal Home Loan Bank of New York	595,234	576,602	607,596
Federal Reserve Bank of New York	868,693	738,511	722,493

Available Borrowing Capacity:
Federal Funds Purchased	$28,000	$28,000	$52,000
Federal Home Loan Bank of New York	556,634	550,102	449,296
Federal Reserve Bank of New York	773,693	738,511	722,493

Arrow's subsidiary banks have in place unsecured federal funds lines of credit with two correspondent banks. As a member of the FHLBNY, Arrow participates in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock and any loans secured by real estate such as commercial real estate, residential real estate and home equity loans (see Notes 4: Investment Securities, and 5: Loans to the Consolidated Financial Statements). The maximum borrowing capacities at the FHLBNY and FRB are determined based on the fair value of the collateral pledged, subject to discounts determined by the respective lenders. As of September 30, 2024, the carrying cost for the FHLBNY collateral was approximately $890 million and approximately $1.1 billion for the FRB. As of September 30, 2024, the fair value for the FHLBNY collateral was approximately $755 million and approximately $1.1 billion for the FRB.  The investment in FHLBNY stock is proportional to the total of Arrow's overnight and term advances (see the Schedule of FFRB and FHLB Stock in Note 4, Investment Securities, to the Consolidated Financial Statements). Arrow's bank subsidiaries have also established borrowing facilities with the FRB of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5, Loans, to the Consolidated Financial Statements).

Debt Maturities

BTFP Advances - The BTFP was created to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. In the first quarter of 2024, Arrow borrowed $100 million pursuant to the BTFP. The BTFP advances were scheduled to mature in January 2025 and had a weighted average interest rate of 4.76%. Arrow paid down $5 million of the balance in the third quarter and replaced the remaining $95 million in the fourth quarter with lower cost brokered CDs.

Maturity Schedule of FHLBNY Term Advances:

	Balances			Weighted Average Rate [1]

Final Maturity	9/30/2024	12/31/2023	9/30/2023	9/30/2024	12/31/2023	9/30/2023
First Year	$—	$4,250	$7,800	—%	5.80%	5.14%
Second Year	6,900	2,250	6,500	5.33%	5.38%	5.59%
Third Year	—	—	—	—%	—%	—%
Fourth Year	1,700	—	—	4.85%	—%	—%
Total	$8,600	$6,500	$14,300	5.24%	5.66%	5.38%

1. The effective rate on the FHLBNY Advances is 0% due to subsidized funding in the form of interest rate credits.
Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

At September 30, 2024, the Company had two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, Arrow Capital Statutory Trust II ("ACST II") and Arrow Capital Statutory Trust III ("ACST III" and, together with ACST II, the "Trusts"), identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
The first of the two classes of trust-issued instruments outstanding at September 30, 2024 was issued by ACST II, a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II TRUPS"). The rate on the securities is variable, previously adjusting quarterly to the now discontinued 3-month London Inter-Bank Offered Rate ("LIBOR") plus 3.15%. Arrow designated the Secured Overnight Financing Rate ("SOFR") as the replacement index for financial instruments. The rate on the securities are tied to the 3-month SOFR plus 3.15% post-conversion. ACST II used the proceeds of the sale of the ACST II TRUPS to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II TRUPS.  The ACST II TRUPS became redeemable after July 23, 2008 and mature on July 23, 2033.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at September 30, 2024, December 31, 2023, and September 30, 2023 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income for the three years.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	September 30, 2024	December 31, 2023	September 30, 2023
ACST II
Balance	$10,000	$10,000	$10,000
Period End:
Variable Interest Rate	8.02%	8.74%	8.81%
Fixed Interest Rate resulting from cash flow hedge agreement	4.00%	4.00%	4.00%

ACST III
Balance	$10,000	$10,000	$10,000
Period End:
Variable Interest Rate	6.87%	7.59%	7.66%
Fixed Interest Rate resulting from cash flow hedge agreement	2.86%	2.86%	2.86%

Note 7.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of September 30, 2024, December 31, 2023 and September 30, 2023:

Commitments to Extend Credit and Letters of Credit
	September 30, 2024	December 31, 2023	September 30, 2023
Notional Amount:
Commitments to Extend Credit	$487,106	$444,256	$464,661
Standby Letters of Credit	4,586	3,824	4,201
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	(14)	—	10

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at September 30, 2024, December 31, 2023 and September 30, 2023 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Arrow's policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at September 30, 2024, December 31, 2023 and September 30, 2023, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
Except as noted below, Arrow, including its subsidiaries, is not currently the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of their business. On an ongoing basis, Arrow is often the subject of, or a party to, various legal claims by other parties against Arrow, by Arrow against other parties, or involving Arrow, which arise in the normal course of business. The various pending legal claims against Arrow will not, in the opinion of management based upon consultation with counsel, result in any material liability. Legal expenses incurred in connection with loss contingencies are expensed as incurred.
As previously disclosed in certain of the Company’s filings with the SEC, on June 23, 2023, Robert C. Ashe filed a putative class action complaint (the "Ashe Lawsuit") against the Company in the United States District Court for the Northern District of New York. In addition to the Company, the complaint names as defendants Thomas J. Murphy, the Company’s former CEO and from September 30, 2022 to February 20, 2023, its interim CFO, Edward J. Campanella, the Company’s former CFO, and Penko Ivanov, the Company’s current CFO (“Individual Defendants” and, together with the Company, the "Defendants"). The complaint alleges that the Defendants made materially false and misleading statements regarding the Company’s business, operations and compliance policies in the Company’s public filings between March 12, 2022 and May 12, 2023. The complaint further alleges that the Individual Defendants are liable for these materially false and misleading statements as "controlling persons" of the Company. Based on these allegations, the complaint brings two claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and of Section 20(a) of the Exchange Act. Mr. Ashe, on behalf of a purported class of shareholders, seeks compensatory damages as well as recovery of the costs and fees associated with the litigation. On December 5, 2023, plaintiff Ashe filed an amended complaint that changed the putative class period to the period from August 5, 2022 through May 12, 2023, but challenged substantially the same statements on the same basis. On February 9, 2024, the Company moved to dismiss the action in its entirety. On June 7, 2024, the parties reached a settlement (subject to court approval). The pending settlement will not have a material impact on the Company's financial results or position. On August 26, 2024, the court granted preliminary approval of the settlement and set a final approval hearing for January 10, 2025.
On December 12, 2023 the Company became aware that Stephen Bull filed a complaint (the "Shareholder Derivative Complaint") on behalf of Arrow against the three individual defendants in the Ashe Lawsuit as well as against all members of Arrow’s board of directors during the class period in Ashe. The Company is named solely as a nominal defendant in the action and would be the beneficiary of any recovery. The Shareholder Derivative Complaint alleges breaches of fiduciary duty (i) by the Ashe individual defendants based on substantially the same allegedly misleading statements pleaded in the Ashe complaint; and (ii) the director defendants by failing to adequately oversee the individual defendants and maintain internal and disclosure controls. Plaintiffs seek (i) unspecified damages (which would be payable to the Company) for costs incurred as a result of the alleged misstatements, including costs of investigation, remediation, and litigation, (ii) repayment of the director defendants’ compensation on an unjust enrichment theory, and (iii) an order directing the Company to take all necessary actions to reform and improve its corporate governance, and (iv) the recovery of costs and fees associated with the litigation. The Shareholder Derivative Complaint also asserts various federal securities claims based on the same alleged misrepresentations as set forth in the Ashe Lawsuit. The parties are in active settlement negotiations while the case is currently stayed pending disposition of Ashe. Management does not expect a settlement to have a material impact on the Company's financial results or position.

Note 8.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income (loss) for the three and nine month periods ended September 30, 2024 and 2023:

Schedule of Comprehensive Income (Loss)
	Three Months Ended September 30			Nine Months Ended September 30
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2024
Net Unrealized Securities Holding Gain on Securities Available-for-Sale Arising During the Period	$12,505	$(3,223)	$9,282	$11,457	$(2,954)	$8,503
Net Unrealized (Loss) on Cash Flow Swap	(4,667)	1,203	(3,464)	(766)	197	(569)
Reclassification of Net Unrealized (Loss) on Cash Flow Hedge Agreements to Interest Expense	(196)	50	(146)	(624)	161	(463)
Amortization of Net Retirement Plan Actuarial (Gain)	(78)	20	(58)	(235)	61	(174)
Amortization of Net Retirement Plan Prior Service Cost	67	(17)	50	204	(53)	151
Other Comprehensive Income	$7,631	$(1,967)	$5,664	$10,036	$(2,588)	$7,448

2023
Net Unrealized Securities Holding (Loss) on Securities Available-for-Sale Arising During the Period	$(7,796)	$2,010	$(5,786)	$(4,763)	$1,227	$(3,536)
Net Unrealized Gain on Cash Flow Swap	846	(221)	625	125	(34)	91
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	242	(61)	181	660	(169)	491
Amortization of Net Retirement Plan Actuarial (Gain)	(40)	10	(30)	(121)	31	(90)
Amortization of Net Retirement Plan Prior Service Cost	51	(12)	39	154	(39)	115
Other Comprehensive (Loss)	$(6,697)	$1,726	$(4,971)	$(3,945)	$1,016	$(2,929)

The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)

	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Loss	Net Prior Service Cost

For the quarter-to-date periods ended:
June 30, 2024	$(32,427)	$4,289	$(2,955)	$(539)	$(31,632)
Other comprehensive income or loss before reclassifications	9,282	(3,464)	—	—	5,818
Amounts reclassified from accumulated other comprehensive income or loss	—	(146)	(58)	50	(154)
Net current-period other comprehensive income or loss	9,282	(3,610)	(58)	50	5,664
September 30, 2024	$(23,145)	$679	$(3,013)	$(489)	$(25,968)

June 30, 2023	$(46,591)	$3,830	$(4,527)	$(325)	$(47,613)
Other comprehensive income or loss before reclassifications	(5,786)	625	—	—	(5,161)
Amounts reclassified from accumulated other comprehensive income or loss	—	181	(30)	39	190
Net current-period other comprehensive income or loss	(5,786)	806	(30)	39	(4,971)
September 30, 2023	$(52,377)	$4,636	$(4,557)	$(286)	$(52,584)

For the Year-To-Date periods ended:

December 31, 2023	$(31,648)	$1,711	$(2,839)	$(640)	$(33,416)
Other comprehensive income or loss before reclassifications	8,503	(569)	—	—	7,934
Amounts reclassified from accumulated other comprehensive income or loss	—	(463)	(174)	151	(486)
Net current-period other comprehensive income or loss	8,503	(1,032)	(174)	151	7,448
September 30, 2024	$(23,145)	$679	$(3,013)	$(489)	$(25,968)

December 31, 2022	$(48,841)	$4,054	$(4,467)	$(401)	$(49,655)
Other comprehensive income or loss before reclassifications	(3,536)	91	—	—	(3,445)
Amounts reclassified from accumulated other comprehensive income or loss	—	491	(90)	115	516
Net current-period other comprehensive income or loss	(3,536)	582	(90)	115	(2,929)
September 30, 2023	$(52,377)	$4,636	$(4,557)	$(286)	$(52,584)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income or loss:

Reclassifications Out of Accumulated Other Comprehensive Income or Loss
Details about Accumulated Other Comprehensive Income or Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income or Loss		Affected Line Item in the Statement Where Net Income Is Presented

For the quarter-to-date periods ended:
September 30, 2024
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	$196		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(67)	(1)	Salaries and Employee Benefits
Actuarial gain	78	(1)	Salaries and Employee Benefits
	207		Total before Tax
	(53)		Provision for Income Taxes
Total reclassifications for the period	$154		Net of Tax

September 30, 2023
Reclassification of Net Unrealized (Gain) on Cash Flow Hedge Agreements to Interest Expense	$(242)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	$(51)	(1)	Salaries and Employee Benefits
Actuarial gain	40	(1)	Salaries and Employee Benefits
	(253)		Total before Tax
	63		Provision for Income Taxes
Total reclassifications for the period	$(190)		Net of Tax

For the Year-to-date periods ended:

September 30, 2024
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	$624		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(204)	(1)	Salaries and Employee Benefits
Actuarial gain	235	(1)	Salaries and Employee Benefits
	655		Total before Tax
	(169)		Provision for Income Taxes
Total reclassifications for the period	$486		Net of Tax

September 30, 2023
Reclassification of Net Unrealized (Gain) on Cash Flow Hedge Agreements to Interest Expense	$(660)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(154)	(1)	Salaries and Employee Benefits
Actuarial gain	121	(1)	Salaries and Employee Benefits
	(693)		Total before Tax
	177		Provision for Income Taxes
Total reclassifications for the period	$(516)		Net of Tax

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

The following table summarizes information about restricted stock awards for the year to date period ended September 30, 2024:

Restricted Stock Awards

Outstanding at January 1, 2024	—
Granted	22,230
Vested	(412)
Forfeited	—
Outstanding at September 30, 2024	21,818

The following table presents information on the amounts expensed related to restricted stock for the three and nine month periods ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Amount expensed	$33	$—	$54	$—
Stock Options - Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

The following table summarizes information about stock option activity for the year to date period ended September 30, 2024:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2024	305,308	$28.96
Exercised	(8,620)	19.33
Forfeited	(40,063)	28.47
Outstanding at September 30, 2024	256,625	29.36

Vested at Period-End	200,923	28.75
Expected to Vest	55,702	31.55

The following table presents information on the amounts expensed related to stock options for the three and nine month periods ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Amount expensed	$(7)	$24	$152	$196

The expense recorded during the third quarters of 2024 and 2023 reflect the reversal of previously recorded amounts related to forfeited stock options triggered by the departure of previous employees, including the prior President and CEO.

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
There were no restricted stock units outstanding at any time during the three or nine month periods ended September 30, 2024. The following table summarizes information about restricted stock unit activity for the nine month period ended September 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	13,925	30.47
Granted	5,164	31.47
Vested	(19,089)	30.74
Non-vested at September 30, 2023	—

The following table presents information on the amounts expensed related to restricted stock units for the periods ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Amount expensed	$—	$246	$—	$321

Employee Stock Purchase Plan
In April 2023, Arrow suspended the operation of the prior ESPP (the "Prior ESPP") as a result of the now resolved delay in filing the Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K") and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "2023 Q1 Form 10-Q") and the related effects under applicable securities laws. In October 2023, the Board of Directors approved the adoption of a new ESPP intended to satisfy the requirements of Section 423 of the Internal Revenue Code, which was effective January 1, 2024 (the "Qualified ESPP"). Under the Qualified ESPP, the amount of the discount is 10% below market price. Under the Prior ESPP, the amount of the discount was 5% below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan. The Qualified ESPP is considered a compensatory plan. The Qualified ESPP was approved by Arrow shareholders at the annual meeting of shareholders on June 5, 2024.

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
As of December 31, 2023, Arrow used the sex-distinct Amount-Weighted Pri-2012 Mortality Tables for employees, healthy retirees and contingent survivors, with mortality improvements projected using Scale MP-2021 on a generational basis for the Pension Plan and the sex-distinct Amount-Weighted White Collar Pri-2012 Mortality Tables for employees, healthy retirees and contingent survivors, with mortality improvements projected using Scale MP-2021 on a generational basis for the Select Executive Retirement Plan (the "SERP").
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
Settlement accounting is required when lump sum payments during a fiscal year exceed that fiscal year's Service Cost plus Interest Cost components of the Net Periodic Pension Cost. For 2022, the sum of the Service Cost and Interest Cost was $3.3 million and the 2022 total lump sum payments exceeded that amount. The Plan therefore recognized in the 2022 Net Periodic Pension Cost a portion of the Unamortized Net (Gain)/Loss equal to the ratio of the projected benefit obligation for the participants that received a lump sum to the total projected benefit obligation. As of December 31, 2022, the Unamortized Net Loss prior to reflecting settlement accounting was $7.2 million. The ratio of the projected benefit obligation for participants that received a lump sum to the total projected benefit obligation was 8.06%. The effect of the settlement that was recognized in the 2022 Net Periodic Pension Cost was $577 thousand, which was fully reflected in the 2022 Net Periodic Pension Cost. Settlement accounting was not required for the the year ended December 31, 2023 or for the three- or nine-month periods ended September 30, 2024.

The following tables provide the components of net periodic benefit costs for the three-month and nine-month periods ended September 30, 2024 and 2023:

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended September 30, 2024:
Service Cost [1]	$423	$20	$11
Interest Cost (Benefit) [2]	562	(157)	79
Expected Return on Plan Assets [2]	(928)	237	—
Amortization of Prior Service Cost [2]	32	9	26
Amortization of Net Gain [2]	—	6	(84)
Net Periodic Cost	$89	$115	$32

Plan Contributions During the Period	$—	$127	$31

For the Three Months Ended September 30, 2023:
Service Cost [1]	$398	$143	$14
Interest Cost [2]	524	85	82
Expected Return on Plan Assets [2]	(854)	—	—
Amortization of Prior Service Cost [2]	16	9	26
Amortization of Net Loss (Gain) [2]	30	18	(88)
Net Periodic Cost	$114	$255	$34

Plan Contributions During the Period	$—	$99	$28

Net Periodic Benefit Cost
For the Nine Months Ended September 30, 2024:
Service Cost [1]	$1,269	$59	$34
Interest Cost [2]	1,682	3	239
Expected Return on Plan Assets [2]	(2,783)	237	—
Amortization of Prior Service Cost [2]	98	29	77
Amortization of Net Loss (Gain) [2]	—	18	(253)
Net Periodic Cost	$266	$346	$97

Plan Contributions During the Period	$—	$382	$112

Estimated Future Contributions in the Current Fiscal Year	$—	$127	$37

For the Nine Months Ended September 30, 2023:
Service Cost [1]	$1,195	$428	$42
Interest Cost [2]	1,573	244	249
Expected Return on Plan Assets [2]	(2,562)	—	—
Amortization of Prior Service Cost [2]	47	29	78
Amortization of Net Loss (Gain) [2]	89	55	(265)
Net Periodic Cost	$342	$756	$104

Plan Contributions During the Period	$—	$325	$75

Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the period ended September 30, 2024 and currently, additional contributions in 2024 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 11.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for periods ended September 30, 2024 and 2023.

Earnings Per Share
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Earnings Per Share - Basic:
Net Income	$8,975	$7,743	$25,239	$22,352
Weighted Average Shares - Basic	16,710	17,050	16,746	17,049
Earnings Per Share - Basic	$0.54	$0.46	$1.51	$1.31

Earnings Per Share - Diluted:
Net Income	$8,975	$7,743	$25,239	$22,352
Weighted Average Shares - Basic	16,710	17,050	16,746	17,049
Dilutive Average Shares Attributable to Stock Options	32	—	26	—
Weighted Average Shares - Diluted	16,742	17,050	16,772	17,049
Earnings Per Share - Diluted	$0.53	$0.46	$1.50	$1.31

Note 12.    FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2024, December 31, 2023 and September 30, 2023 were AFS securities, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
September 30, 2024
Assets:
Securities Available-for Sale:
U.S. Treasuries	$50,024	$—	$50,024	$—
U.S. Government & Agency Obligations	141,350	—	141,350	$—
State and Municipal Obligations	240	—	240	—
Mortgage-Backed Securities	244,496	—	244,496	—
Corporate and Other Debt Securities	957	—	957	—
Total Securities Available-for-Sale	437,067	—	437,067	—
Equity Securities	5,089	2,987	2,102	—
Total Securities Measured on a Recurring Basis	442,156	2,987	439,169	—
Derivative Assets	15,198	—	15,198	—
Total Measured on a Recurring Basis	$457,354	$2,987	$454,367	$—
Liabilities:
Derivative Liabilities	14,297	—	14,297	—
Total Measured on a Recurring Basis	$14,297	$—	$14,297	$—

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
Securities Available-for Sale:
U.S. Treasuries	$74,004	$—	$74,004	$—
U.S. Government & Agency Obligations	152,925	—	152,925	—
State and Municipal Obligations	280	—	280	—
Mortgage-Backed Securities	269,760	—	269,760	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	497,769	—	497,769	—
Equity Securities	1,925	—	1,925	—
Total Securities Measured on a Recurring Basis	499,694	—	499,694	—
Derivative Assets	12,057	—	12,057	—
Total Measured on a Recurring Basis	$511,751	$—	$511,751	$—
Liabilities:
Derivative Liabilities	$9,598	$—	$9,598	$—
Total Measured on a Recurring Basis	$9,598	$—	$9,598	$—
September 30, 2023
Assets:
Securities Available-for Sale:
U.S. Government & Agency Obligations	$176,421	$—	$176,421	$—
State and Municipal Obligations	280	—	280	—
Mortgage-Backed Securities	341,739	—	341,739	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	519,240	—	519,240	—
Equity Securities	1,960	—	1,960	—
Total Securities Measured on a Recurring Basis	521,200	—	521,200	—
Derivative Assets	8,860	—	8,860	—
Total Measured on a Recurring Basis	$530,060	$—	$530,060	$—
Liabilities:
Derivative Liabilities	8,733	—	8,733	—
Total Measured on a Recurring Basis	$8,733	$—	$8,733	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
September 30, 2024
Collateral Dependent Evaluated Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	399	—	—	399	—
December 31, 2023
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	312	—	—	312	—
September 30, 2023
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	526	—	—	526	—

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent evaluated loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at September 30, 2024, December 31, 2023 and September 30, 2023.

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value (exit price) or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Cash and Cash Equivalents	$340,088	$340,088	$340,088	$—	$—
Securities Available-for-Sale	437,067	437,067	—	437,067	—
Securities Held-to-Maturity	103,337	101,929	—	101,929	—
Equity Securities	5,089	5,089	2,987	2,102	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,352	4,352	—	4,352	—
Net Loans	3,308,675	3,107,250	—	—	3,107,250
Accrued Interest Receivable	12,492	12,492	—	12,492	—
Derivative Assets	15,198	15,198		15,198
Deposits	3,837,457	3,834,428	—	3,834,428	—
Borrowings	103,600	103,705	—	103,705	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	7,468	7,468	—	7,468	—
Derivative Liabilities	14,297	14,297	—	14,297	—

December 31, 2023
Cash and Cash Equivalents	$142,536	$142,536	$142,536	$—	$—
Securities Available-for-Sale	497,769	497,769	—	497,769	—
Securities Held-to-Maturity	131,395	128,837	—	128,837	—
Equity Securities	1,925	1,925		1,925
Federal Home Loan Bank and Federal Reserve Bank Stock	5,049	5,049	—	5,049	—
Net Loans	3,181,643	2,940,318	—	—	2,940,318
Accrued Interest Receivable	11,076	11,076	—	11,076	—
Derivative Assets	12,057	12,057	—	12,057	—
Deposits	3,687,566	3,683,122	—	3,683,122	—
Borrowings	26,500	26,189	—	26,189	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	6,289	6,289	—	6,289	—
Derivative Liabilities	9,598	9,598	—	9,598	—

September 30, 2023
Cash and Cash Equivalents	$294,739	$294,739	$294,739	$—	$—
Securities Available-for-Sale	519,240	519,240	—	519,240	—
Securities Held-to-Maturity	140,577	134,811	—	134,811	—
Equity Securities	1,960	1,960	—	1,960
Federal Home Loan Bank and Federal Reserve Bank Stock	5,110	5,110	—	5,110	—
Net Loans	3,107,505	2,867,016	—	—	2,867,016
Accrued Interest Receivable	11,163	11,163	—	11,163	—
Derivative Assets	8,860	8,860	—	8,860	—
Deposits	3,666,485	3,660,360	—	3,660,360	—
Borrowings	174,300	173,709	—	173,709	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	7,432	7,432	—	7,432	—
Derivative Liabilities	8,733	8,733	—	8,733	—

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

The following includes quantitative data related to Arrow's leases as of and for the nine months ended September 30, 2024 and September 30, 2023:

		Nine Months Ended
Finance Lease Amounts:	Classification	September 30, 2024	September 30, 2023
Right-of-Use Assets	Premises and Equipment, Net	$4,327	$4,504
Lease Liabilities	Finance Leases	5,022	5,080

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$4,792	$4,978
Lease Liabilities	Other Liabilities	5,007	5,179

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$142	$143
Operating Outgoing Cash Flows From Operating Leases		471	781
Financing Outgoing Cash Flows From Finance Leases		44	39
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		326	19
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		25.58	26.54
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		10.44	11.45
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.37%	3.01%

Lease cost information for Arrow's leases is as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$44	$44	$132	$132
Interest on Lease Liabilities	47	46	142	143
Operating Lease Cost	203	195	597	786
Short-term Lease Cost	7	11	28	46
Variable Lease Cost	32	58	177	179
Total Lease Cost	$333	$354	$1,076	$1,286

Future Lease Payments at September 30, 2024 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
9/30/2025	$796	$258
9/30/2026	715	268
9/30/2027	659	268
9/30/2028	549	268
9/30/2029	534	273
Thereafter	2,745	6,791
Total Undiscounted Cash Flows	$5,998	$8,126
Less: Net Present Value Adjustment	991	3,104
Lease Liability	$5,007	$5,022

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
These interest rate swap agreements are not designated as a hedge for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not present material interest rate exposure to Arrow's consolidated statements of income. Arrow records its interest rate swap agreements at fair value and is presented on a gross basis within other assets and other liabilities on the consolidated balance sheets. Changes in the fair value of assets and liabilities arising from these derivatives are included, net, in other income in the consolidated statement of income.

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, not designated as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	September 30, 2024	December 31, 2023	September 30, 2023
Fair value adjustment included in other assets	$4,153	$6,208	$8,733
Fair value adjustment included in other liabilities	4,153	6,208	8,733
Notional amount	105,935	123,197	124,350

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
The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, designed as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	September 30, 2024	December 31, 2023	September 30, 2023
Fair value adjustment included in other assets	$—	$—	$885
Fair value adjustment included in other liabilities	6,541	5,678	—
Notional amount	300,000	300,000	300,000

The following table summarizes the effect of the fair value hedging relationship recognized on the unaudited interim consolidated statement of income:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2024	December 31, 2023	September 30, 2023
Hedged Asset	$6,544	$5,849	$(758)
Fair value derivative designated as hedging instrument	(6,541)	(5,828)	885
Total (loss) gain recognized in the consolidated statements of income with interest and fees on loans	3	21	127

The following table represents the carrying value of the PLM hedged assets and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset:

Derivatives Designated as Hedging Instruments - Fair Value Swap Agreements
	September 30, 2024	December 31, 2023	September 30, 2023
Carrying Value of Portfolio Layer Method Hedged Asset	$306,544	$305,849	$299,242
Cumulative Fair Value Hedging Adjustment	6,544	5,849	(758)

In the third quarter of 2024, Arrow entered into a forward interest rate swaps agreement which will commence in the first quarter of 2025, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount is $125 million and will synthetically fix the variable rate interest payments. The effective fixed rate is 3.29% until maturity. Arrow entered into pay-fixed interest rate swaps to convert rolling 90 days brokered deposits. The funding will serve as the long-term replacement of the BTFP borrowings at 4.76%, which were replaced with brokered CDs in the fourth quarter at a rate of 4.70%.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2024	December 31, 2023	September 30, 2023
Fair value adjustment included in other liabilities	$287	$—	$—
Amount of (loss) recognized in AOCI	(287)	—	—
Amount of loss reclassified from AOCI interest expense	—	—	—

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2024	December 31, 2023	September 30, 2023
Fair value adjustment included in other liabilities	$3,316	$2,710	$—
Amount of gain (loss) recognized in AOCI	747	(2,553)	—
Amount of gain reclassified from AOCI interest expense	1,353	157	—

In 2019, Arrow entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. These agreements are designated as cash flow hedges.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2024	December 31, 2023	September 30, 2023
Fair value adjustment included in other assets	$4,501	$4,998	$6,230
Amount of (loss) gain recognized in AOCI	(1,226)	(1,355)	125
Amount of loss reclassified from AOCI to interest expense	729	907	660

For derivatives that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings.

Note 15.    BRANCH ACQUISITION (In Thousands)

On August 2, 2024 GFNB completed the previously announced acquisition of the Whitehall Branch. The Whitehall Branch assets acquired consisted primarily of loans, as well as branch premises and substantially all of the personal property and equipment used in the operation of the Whitehall Branch. Goodwill of $1,510 was recognized, reflecting in large part the cost (external/internal) and time savings of not having to build out and establish a new branch and being able to benefit from already existing customer relationships. The fair value of intangible assets acquired, primarily core deposit intangibles, was $955. The liabilities assumed from the Whitehall Branch acquisition were primarily deposits.
The following table summarizes the amount of the consideration received for the Whitehall Branch and the amounts of assets acquired and liabilities assumed recognized at the acquisition date.

Total consideration received	$32,307
Total assets acquired	$3,866
Total liabilities assumed	$(37,683)
Total Fair Value of Identifiable Net Assets	$(33,817)
Goodwill	$1,510

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2024

NOTE ON TERMINOLOGY
In this Report, the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Report, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Report is comprised of the group of 190 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the FRB’s "Bank Holding Company Performance Report" for June 30, 2024 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

THE COMPANY AND ITS SUBSIDIARIES
Arrow is a two-bank holding company headquartered in Glens Falls, New York.  The banking subsidiaries are GFNB, whose main office is located in Glens Falls, New York, and SNB, whose main office is located in Saratoga Springs, New York. In July 2024, Arrow announced plans to undertake the Unification, which will be legally completed by December 31, 2024.  Active subsidiaries of GFNB include Upstate Agency, LLC (an insurance agency that sells property and casualty insurance and also specializes in selling and servicing group health care policies and life insurance), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to Arrow's proprietary mutual funds) and Arrow Properties, Inc. (a real estate investment trust, or REIT). Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004, which issued trust preferred securities (TRUPs), which are still outstanding.

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
•Potential complications with the implementation of (i) our new core banking system or (ii) adjustments related to integrating the core systems of our subsidiary banks in connection with the Unification could adversely impact our business and operations.
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

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of non-interest expense to net interest income and non-interest income.  Net interest income as utilized in calculating the efficiency ratio is typically the same as the net interest income presented in the Selected Financial Information table discussed in the preceding paragraph, i.e., it is expressed on a tax-equivalent basis.  Moreover, many financial institutions, in calculating the efficiency ratio, also adjust both non-interest expense and non-interest income to exclude from these items (as calculated under GAAP) certain recurring component elements of income and expense, such as intangible asset amortization (which is included in non-interest expense under GAAP but may be excluded therefrom for purposes of calculating the efficiency ratio) and securities gains or losses (which are reflected in the calculation of non-interest income under GAAP but may be excluded therefrom for purposes of calculating the efficiency ratio).  Arrow makes these adjustments.

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

Arrow Financial Corporation
Selected Quarterly Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023
Net Income	$8,975	$8,604	$7,660	$7,723	$7,743

Net Changes in Fair Value of Equity Investments (Net of Tax)	69	39	13	90	52

Share and Per Share Data:
Period End Shares Outstanding	16,734	16,723	16,710	16,942	17,049
Basic Average Shares Outstanding	16,710	16,685	16,865	17,002	17,050
Diluted Average Shares Outstanding	16,742	16,709	16,867	17,004	17,050
Basic Earnings Per Share	$0.54	$0.52	$0.45	$0.46	$0.46
Diluted Earnings Per Share	0.53	0.52	0.45	0.46	0.46
Cash Dividend Per Share	0.270	0.270	0.270	0.270	0.262

Selected Quarterly Average Balances:
Interest-bearing Deposits at Banks	$154,937	$159,336	$178,452	$136,026	$131,814
Investment Securities	590,352	644,192	671,105	713,144	745,693
Loans	3,329,873	3,280,285	3,235,841	3,170,262	3,096,240
Deposits	3,672,128	3,678,957	3,693,325	3,593,949	3,491,028
Other Borrowed Funds	134,249	131,537	122,033	149,507	208,527
Stockholders’ Equity	387,904	378,256	379,446	363,753	362,701
Total Assets	4,245,597	4,237,359	4,245,484	4,159,313	4,109,995
Return on Average Assets, annualized	0.84%	0.82%	0.73%	0.74%	0.75%
Return on Average Equity, annualized	9.20%	9.15%	8.12%	8.42%	8.47%
Return on Average Tangible Equity, annualized [1]	9.79%	9.74%	8.64%	8.99%	9.05%
Average Earning Assets	$4,075,162	$4,083,813	$4,085,398	$4,019,432	$3,973,747
Average Paying Liabilities	3,085,066	3,127,417	3,108,093	2,985,717	2,920,518
Interest Income	49,443	47,972	46,677	44,324	42,117
Tax-Equivalent Adjustment [2]	149	163	176	184	183
Interest Income, Tax-Equivalent [2]	49,592	48,135	46,853	44,508	42,117
Interest Expense	21,005	20,820	20,222	18,711	16,764
Net Interest Income	28,438	27,152	26,455	25,613	25,353
Net Interest Income, Tax-Equivalent [2]	28,587	27,315	26,631	25,797	25,536
Net Interest Margin, annualized	2.78%	2.67%	2.60%	2.53%	2.53%
Net Interest Margin, Tax Equivalent, annualized [2]	2.79%	2.69%	2.62%	2.55%	2.55%

Efficiency Ratio Calculation: [3]
Non-Interest Expense	$24,100	$23,318	$24,012	$23,190	$23,479
Less: Intangible Asset Amortization	78	40	41	43	43
Net Non-Interest Expense	$24,022	$23,278	$23,971	$23,147	$23,436
Net Interest Income, Tax-Equivalent [2]	$28,587	$27,315	$26,631	$25,797	$25,536
Non-Interest Income	8,133	7,856	7,858	7,484	8,050
Less: Net Changes in Fair Value of Equity Invest.	94	54	17	122	71
Net Gross Income	$36,626	$35,117	$34,472	$33,159	$33,515
Efficiency Ratio [3]	65.59%	66.29%	69.54%	69.81%	69.93%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$393,311	$383,018	$377,986	$379,772	$360,014
Book Value per Share	23.50	22.90	22.62	22.42	21.12
Goodwill and Other Intangible Assets, net	25,979	22,800	22,891	22,983	23,078
Tangible Book Value per Share [1]	21.95	21.54	21.25	21.06	19.76

Capital Ratios:[4]
Tier 1 Leverage Ratio	9.78%	9.74%	9.63%	9.84%	9.94%
Common Equity Tier 1 Capital Ratio	12.77%	12.88%	12.84%	13.00%	13.17%
Tier 1 Risk-Based Capital Ratio	13.41%	13.53%	13.50%	13.66%	13.84%
Total Risk-Based Capital Ratio	14.46%	14.57%	14.57%	14.74%	14.94%

Assets Under Trust Admin. & Investment Mgmt.	$1,944,239	$1,848,349	$1,829,266	$1,763,194	$1,627,522

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

		9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023
	Total Stockholders' Equity (GAAP)	$393,311	$383,018	$377,986	$379,772	$360,014
	Less: Goodwill and Other Intangible assets, net	25,979	22,800	22,891	22,983	23,078
	Tangible Equity (Non-GAAP)	$367,332	$360,218	$355,095	$356,789	$336,936

	Period End Shares Outstanding	16,734	16,723	16,710	16,942	17,049
	Tangible Book Value per Share (Non-GAAP)	$21.95	$21.54	$21.25	$21.06	$19.76
	Net Income	8,975	8,604	7,660	7,723	7,743
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	9.79%	9.74%	8.64%	8.99%	9.05%

2.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 49.

		9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023
	Interest Income (GAAP)	$49,443	$47,972	$46,677	$44,324	$42,117
	Add: Tax-Equivalent adjustment (Non-GAAP)	149	163	176	184	183
	Interest Income - Tax Equivalent (Non-GAAP)	$49,592	$48,135	$46,853	$44,508	$42,300
	Net Interest Income (GAAP)	$28,438	$27,152	$26,455	$25,613	$25,353
	Add: Tax-Equivalent adjustment (Non-GAAP)	149	163	176	184	183
	Net Interest Income - Tax Equivalent (Non-GAAP)	$28,587	$27,315	$26,631	$25,797	$25,536
	Average Earning Assets	$4,075,162	$4,083,813	$4,085,398	$4,019,432	$3,973,747
	Net Interest Margin (Non-GAAP)*	2.79%	2.69%	2.62%	2.55%	2.55%

3.
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

4.
For the current quarter, all of the regulatory capital ratios as well as the Total Risk-Weighted Assets are calculated in accordance with bank regulatory capital rules. The September 30, 2024 CET1 ratio listed in the tables (i.e., 12.77%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023
	Total Risk Weighted Assets	$3,110,178	$3,072,922	$3,049,525	$3,032,188	$2,988,438
	Common Equity Tier 1 Capital	397,122	395,691	391,706	394,166	393,541
	Common Equity Tier 1 Capital Ratio	12.77%	12.88%	12.84%	13.00%	13.17%

* Quarterly ratios have been annualized.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Dollars In Thousands)

Quarter Ended September 30:	2024			2023
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$154,937	$2,103	5.40%	$131,814	$1,805	5.43
Investment Securities:
Fully Taxable	497,450	2,656	2.12	616,020	2,924	1.88
Exempt from Federal Taxes	92,902	562	2.41	129,673	689	2.11
Loans (1)	3,329,873	44,122	5.27	3,096,240	36,699	4.70
Total Earning Assets (1)	4,075,162	49,443	4.83	3,973,747	42,117	4.20
Allowance for Credit Losses	(31,147)			(31,386)
Cash and Due From Banks	33,159			32,874
Other Assets	168,423			134,760
Total Assets	$4,245,597			$4,109,995
Deposits:
Interest-Bearing Checking Accounts	$785,134	1,966	1.00	$795,627	1,156	0.58
Savings Deposits	1,492,888	10,905	2.91	1,505,916	9,729	2.56
Time Deposits of $250,000 or More	174,028	1,803	4.12	152,738	1,466	3.81
Other Time Deposits	498,767	4,934	3.94	257,710	2,051	3.16
Total Interest-Bearing Deposits	2,950,817	19,608	2.64	2,711,991	14,402	2.11
Borrowings	109,230	1,177	4.29	183,452	2,143	4.63
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	173	3.44	20,000	173	3.43
Finance Leases	5,019	47	3.73	5,075	46	3.60
Total Interest-Bearing Liabilities	3,085,066	21,005	2.71	2,920,518	16,764	2.28
Noninterest-Bearing Deposits	721,311			779,037
Other Liabilities	51,316			47,739
Total Liabilities	3,857,693			3,747,294
Stockholders’ Equity	387,904			362,701
Total Liabilities and Stockholders’ Equity	$4,245,597			$4,109,995
Net Interest Income		$28,438			$25,353
Net Interest Spread			2.12%			1.92%
Net Interest Margin			2.78%			2.53%

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Nine Months Ended September 30:	2024			2023
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$164,208	$6,735	5.48%	$101,104	$3,958	5.23%
Investment Securities:
Fully Taxable	526,181	8,851	2.25	635,126	8,823	1.86
Exempt from Federal Taxes	108,872	1,867	2.29	146,736	2,256	2.06
Loans (1)	3,282,175	126,639	5.15	3,041,909	103,203	4.54
Total Earning Assets (1)	4,081,436	144,092	4.72	3,924,875	118,240	4.03
Allowance for Credit Losses	(31,340)			(30,591)
Cash and Due From Banks	30,534			30,720
Other Assets	162,194			134,310
Total Assets	$4,242,824			$4,059,314
Deposits:
Interest-Bearing Checking Accounts	$815,933	5,510	0.90	$874,132	2,346	0.36
Savings Deposits	1,487,005	31,706	2.85	1,494,976	23,830	2.13
Time Deposits of $250,000 or More	174,668	5,645	4.32	127,230	3,159	3.32
Other Time Deposits	499,881	15,091	4.03	203,047	3,721	2.45
Total Interest-Bearing Deposits	2,977,487	57,952	2.60	2,699,385	33,056	1.64
Borrowings	104,257	3,439	4.41	151,887	5,309	4.67
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	514	3.43	20,000	513	3.43
Finance Leases	5,034	142	3.77	5,088	143	3.76
Total Interest-Bearing Liabilities	3,106,778	62,047	2.67	2,876,360	39,021	1.81
Noninterest-Bearing Deposits	703,948			777,994
Other Liabilities	50,207			42,506
Total Liabilities	3,860,933			3,696,860
Stockholders’ Equity	381,891			362,454
Total Liabilities and Stockholders’ Equity	$4,242,824			$4,059,314
Net Interest Income		$82,045			$79,219
Net Interest Spread			2.05%			2.22%
Net Interest Margin			2.69%			2.70%
(1) Includes Nonaccrual Loans.

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month period ended September 30, 2024 and the financial conditions as of September 30, 2024 and 2023.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Unaudited Interim Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of Q3 2024 Financial Results: Net income for the third quarter of 2024 was $9.0 million, increasing from $8.6 million in the second quarter of 2024 and $7.7 million in the third quarter of 2023. Compared to the prior quarter, net income benefited from an increase of $1.3 million in net interest income, partially offset by an increase in non-interest expense of $0.8 million. Compared to the third quarter of 2023, net income growth was driven by an increase in net interest income of $3.1 million, partially offset by an increase in non-interest expense of $0.6 million.
Net interest income for the third quarter of 2024 was $28.4 million, increasing 4.7% from $27.2 million for the second quarter of 2024 and increasing 12.2% from $25.4 million in the third quarter of 2023. Total interest and dividend income was $49.4 million for the third quarter of 2024, an increase from $48.0 million in the second quarter of 2024 and from $42.1 million for the third quarter of 2023. These increases were primarily driven by loan growth and higher loan yields. Interest expense for the third quarter of 2024 was $21.0 million, an increase from $20.8 million for the second quarter of 2024 and from $16.8 million for the third quarter of 2023. The increase from the prior year was driven primarily by higher deposit rates and changes in deposit composition.
Net interest margin, on an FTE basis (a non-GAAP measure), for the third quarter of 2024 was 2.79% compared to 2.69% for the second quarter of 2024 and 2.55% for the third quarter of 2023. The increase in net interest margin compared to the second quarter in 2024 was primarily the result of continued yield expansion on earning assets combined with the moderating cost of interest-bearing liabilities. As compared to the third quarter of 2023, the increase in net interest margin was primarily the result of yield on average earning assets increasing at a faster pace than costs of interest-bearing liabilities. Net interest margin is affected by deposits continuing to migrate to higher costing products, such as money market savings and time deposits. See the disclosure on page 49 related to the use of non-GAAP financial measures, including net interest margin, on an FTE basis, and Footnote 2 to the Selected Quarterly Information for the reconciliation to GAAP.
For the third quarter of 2024, the provision for credit losses was $0.9 million compared to $0.8 million in the second quarter of 2024 and $0.4 million in the third quarter of 2023. The key drivers for the provision for credit losses in the third quarter of 2024 were replenishment of the allowance for charge-offs, growth in loan balances and changes to the economic forecast factors embedded in the credit loss allowance model.
Non-interest income for the three months ended September 30, 2024, was $8.1 million, an increase from $7.9 million in the second quarter of 2024 and consistent with the third quarter of 2023. The increases from the prior periods are primarily the result of the resumption of loan sales from current loan originations, higher wealth management fees resulting from improved market valuations of assets under management and increased insurance commissions resulting from the acquisition of the assets of A&B Agency, Inc (the "A&B Acquisition"). The third quarter of 2023 included one-time proceeds from bank-owned life insurance in other income.
Non-interest expense for the third quarter of 2024 was $24.1 million, an increase from $23.3 million in the second quarter of 2024 and an increase from $23.5 million for the third quarter of 2023. The increase from the prior quarter was primarily attributable to one-time non-core expenses related to the acquisition of a bank branch located in Whitehall, New York (the "Whitehall Branch") and the A&B Acquisition.
The provision for income taxes and effective tax rate were $2.6 million and 22.2%, for the third quarter of 2024, $2.3 million and 21.2%, for the second quarter of 2024 and $1.8 million and 19.1%, for the third quarter of 2023. The increase in the effective tax rate from the second quarter of 2024 was primarily attributable to a decrease in the amount of tax advantaged earning assets as a percentage of total earning assets, while the increase in the effective tax rate from the third quarter of 2023 was primarily due to a change in pre-tax income combined with a decrease in the amount of tax advantaged earning assets as a percentage of total earning assets.
Total assets were $4.4 billion at September 30, 2024, an increase of $167.0 million, or 3.9%, as compared to June 30, 2024 and an increase of $138.5 million, or 3.2%, as compared to September 30, 2023. For the third quarter of 2024, overall growth in the balance sheet was attributable to changes in cash balances, primarily seasonal municipal deposits, as well as growth in the loan portfolio.
Total investments were $549.8 million as of September 30, 2024, a decrease of $6.6 million, or 1.2%, compared to June 30, 2024 and a decrease of $117.0 million, or 17.6%, compared to September 30, 2023. The decrease from June 30, 2024 was driven primarily by paydowns and maturities. The decrease from September 30, 2023 was also driven by paydowns and maturities as well as the fourth quarter 2023 repositioning of the investment portfolio, which reduced the portfolio by approximately $25 million at the time of the transaction. There were no credit quality issues related to the investment portfolio.
Total loans1 were $3.3 billion as of September 30, 2024. Loan growth for the third quarter of 2024 was $24.2 million, and $201.2 million since September 30, 2023. Loan growth was spread across all loan products.
At September 30, 2024, deposit balances were $3.8 billion, an increase of $153.8 million from June 30, 2024 and an increase of $171.0 million from September 30, 2023. The increase from the second quarter was primarily attributable to the seasonality of municipal and corporate deposits and to a lessor degree the Whitehall acquisition. The increase from September 30, 2023 was partially attributable to $175 million of brokered CDs, primarily used to reduce borrowings and fund continued loan growth.
The changes in net income, net interest income and net interest margin between the three-month and nine-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 70.

1 Includes both $6.5 million fair value hedge adjustment at September 30, 2024 and $0.4 million fair value hedge adjustment at June 30, 2024

Regulatory Capital and Change in Stockholders' Equity: At September 30, 2024, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules (the "Capital Rules") as implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") at both the holding company and bank levels.  At that date, both subsidiary banks continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.
Stockholders’ equity was $393.3 million at September 30, 2024, an increase of $13.5 million, or 3.6%, from the December 31, 2023 level of $379.8 million. The increase in stockholders' equity over the first nine months of 2024 principally reflected the following factors: the addition of (i) $25.2 million of net income for the period, (ii) other comprehensive gain of $7.4 million, and (iii) the issuance of $0.9 million of common stock through employee benefit and dividend reinvestment plans, reduced by (iv) cash dividends of $13.6 million and (v) repurchases of common stock of $6.5 million. The components of the change in stockholders’ equity since year-end 2023 are presented in the Consolidated Statements of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At September 30, 2024, book value per share was $23.50, up 11.3% over the prior-year level. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $21.95, an increase of $2.19, or 11.1%, over the level as of September 30, 2023. See the disclosure on page 49 related to the use of non-GAAP financial measures, including tangible book value, and Footnote 2 to the Selected Quarterly Information for the reconciliation to GAAP.
On September 30, 2024, Arrow's closing stock price was $28.66 per share, representing a trading multiple of 1.31 to tangible book value per share. In the third quarter of 2024, Arrow paid a quarterly cash dividend of $0.27 per share. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 68.

Loan Quality: Net charge-offs for the third quarter of 2024 were $0.7 million as compared to $0.4 million for the comparable 2023 quarter. The ratio of net charge-offs to average loans (annualized) was 0.08% for the three month period ended September 30, 2024, an increase from 0.05% as compared to the three month period ended September 30, 2023.
For the third quarter of 2024, the provision for credit losses was $934 thousand and an expense for estimated credit losses on off-balance sheet credit exposures was $234 thousand. The allowance for credit losses was $31.3 million on September 30, 2024, which represented 0.94% of loans outstanding, as compared to 0.99% on September 30, 2023.
Nonperforming loans were $21.9 million at September 30, 2024, representing 0.66% of period-end loans, an increase from the September 30, 2023 ratio of 0.20% and was unchanged from December 31, 2023. The ratio continues to reasonably compare with the weighted average ratio of the peer group of 0.54% at June 30, 2024. Nonperforming assets of $22.3 million at September 30, 2024 represented 0.51% of period-end assets up from 0.16% at September 30, 2023. The increase in delinquent loans from the prior year is primarily attributable to one commercial loan relationship moving to non-performing status during the fourth quarter of 2023.

Loan Segments: As of September 30, 2024, total loans grew by $127.0 million, or 4.0%, as compared to the balance at December 31, 2023. The largest increase was in the residential real estate loan portfolio which increased $93.9 million, or 7.8%. Consumer loans increased $8.6 million, or 0.8%, primarily comprised of automobile loans. Commercial and commercial real estate loans increased by $24.6 million, or 2.7%, from December 31, 2023.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 27.7% of the total loan portfolio at period-end. Commercial property values in Arrow's region have largely remained stable, however, there remains uncertainty surrounding market conditions due to inflation and the rising interest rate environment. Appraisals on nonperforming and watched commercial real estate loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
•Consumer Loans: These loans (primarily automobile loans) comprised 33.6% of the total loan portfolio at period-end. Consumer automobile loans at September 30, 2024, were 99.6% of this portfolio segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers through automobile dealers. As of September 30, 2024, volume and growth have been relatively stable year over year. Inflation and higher rates may continue to limit the potential growth in this category.
•Residential Real Estate Loans: These loans, including home equity loans, made up 38.7% of the total loan portfolio at period-end. Demand for residential real estate has continued but weakened as interest rates have increased. A continuous elevated rate environment may impact future demand. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards to loan originations. In the third quarter of 2024, Arrow resumed selling a portion of residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and Access to Credit Markets: Arrow has not experienced any liquidity events or special concerns in recent years or thus far in 2024. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term liquidity needs.  Interest-bearing cash balances at September 30, 2024 were $286.1 million compared to $255.0 million at September 30, 2023. Contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY, FRB and other bank lines totaling approximately $1.3 billion. The general terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 68). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the FRB discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

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

Branch Acquisition: On August 2, 2024 GFNB completed the previously announced acquisition of the Whitehall Branch from Berkshire Bank, a subsidiary of Berkshire Hills Bancorp, Inc. The acquisition includes the branch premises and substantially all of the personal property and equipment used in the operation of the Whitehall Branch. All employees associated with the Whitehall Branch were offered employment with Arrow. See footnote 15 for additional details of the acquisition.

Subsidiary Bank Unification: On July 22 2024, Arrow received approval from the Office of the Comptroller of the Currency to complete the Unification, combining its two subsidiary banks, GFNB and SNB, into one bank that will be known as Arrow Bank National Association. The Unification will create long term operational efficiencies, unify branding and enhance Arrow's ability to pursue its strategic growth objectives. We expect to complete the Unification by December 31, 2024.

A&B Acquisition: On July 1, 2024, Arrow expanded our insurance business with the strategic acquisition of the assets of A&B Agency, Inc.

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	9/30/2024	12/31/2023	9/30/2023	$ Change From December	$ Change From September	% Change From December (not annualized)	% Change From September
Interest-Bearing Bank Balances	$286,119	$105,781	$254,961	$180,338	$31,158	170.5%	12.2%
Securities Available-for-Sale	437,067	497,769	519,240	(60,702)	(82,173)	(12.2)%	(15.8)%
Securities Held-to-Maturity	103,337	131,395	140,577	(28,058)	(37,240)	(21.4)%	(26.5)%
Equity Securities	5,089	1,925	1,960	3,164	3,129	164.4%	159.6%
Loans (1)	3,339,937	3,212,908	3,138,617	127,029	201,320	4.0%	6.4%
Allowance for Credit Losses	31,262	31,265	31,112	(3)	150	—%	0.5%
Earning Assets (1)	4,175,901	3,954,827	4,060,465	221,074	115,436	5.6%	2.8%
Total Assets	$4,411,449	$4,169,868	$4,272,911	$241,581	$138,538	5.8%	3.2%
Noninterest-Bearing Deposits	$740,170	$758,425	$798,392	$(18,255)	$(58,222)	(2.4)%	(7.3)%
Interest-Bearing Checking Accounts	875,365	799,785	920,250	75,580	(44,885)	9.5%	(4.9)%
Savings Deposits	1,544,868	1,466,280	1,496,193	78,588	48,675	5.4%	3.3%
Time Deposits over $250,000	177,990	179,301	167,614	(1,311)	10,376	(0.7)%	6.2%
Other Time Deposits	499,064	483,775	284,036	15,289	215,028	3.2%	75.7%
Total Deposits	$3,837,457	$3,687,566	$3,666,485	$149,891	$170,972	4.1%	4.7%
Borrowings	$103,600	$26,500	174,300	$77,100	$(70,700)	290.9%	(40.6)%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	393,311	379,772	360,014	13,539	33,297	3.6%	9.2%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at September 30, 2024, was $3.3 billion, an increase of $127.0 million, or 4.0%, from the December 31, 2023 level and up by $201.3 million, or 6.4%, from the September 30, 2023 level. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $24.6 million, or 2.7%, during the first nine months of 2024. In the first nine months of 2024, loan growth has slowed as a result of the current rate environment.
•Consumer loans (primarily automobile loans through indirect lending): As of September 30, 2024, these loans, primarily auto loans originated through dealerships in New York and Vermont, increased by $8.6 million, or 0.8%, from the December 31, 2023 balance. Inflation and rising rates may continue to slow demand.
•Residential real estate loans: This segment increased during the first nine months of 2024 by $93.9 million, or 7.8%. Loan growth continues to be solid however a deterioration of economic conditions may trigger a reduction in loan production.

Changes in Sources of Funds: Deposit balances reached $3.8 billion, an increase of $171.0 million, or 4.7%, from the prior-year level and a an increase of $149.9 million from December 31, 2023. The increase from September 30, 2023 was partially attributable to $175 million of brokered CDs to fund continued loan growth. Noninterest-bearing deposits represented 19.3% of total deposits at September 30, 2024, compared to 21.8% of total deposits on September 30, 2023. At September 30, 2024, total time deposits were $677.1 million. Municipal deposits decreased $43.2 million, or 4.4% from September 30, 2023. Total borrowings were $103.6 million, a decrease from $174.3 million at September 30, 2023. In the first quarter of 2024, Arrow borrowed $100 million as part of the BTFP to improve on-balance sheet liquidity and fund loan production. The BTFP was created to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. In the third quarter, Arrow paid down $5 million of the balance outstanding and replaced the remaining $95 million in the fourth quarter with lower cost brokered CDs.

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
Arrow uses reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $700.6 million and $618.9 million at September 30, 2024 and September 30, 2023, respectively.

Uninsured Deposits: Arrow's deposit base includes both insured and uninsured deposits. Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances at September 30, 2024 were less than 30% of the total deposit base.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2023 to September 30, 2024 (in thousands):

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	9/30/2024	12/31/2023	Change	9/30/2024	12/31/2023	Change
Securities Available-for-Sale:
U.S. Treasury Securities	$50,024	$74,004	$(23,980)	$229	$243	$(14)
U.S. Agency Securities	141,350	152,925	(11,575)	(3,650)	(7,075)	3,425
State and Municipal Obligations	240	280	(40)	—	—	—
Mortgage-Backed Securities	244,496	269,760	(25,264)	(27,512)	(35,401)	7,889
Corporate and Other Debt Securities	957	800	157	(43)	(200)	157
Total	$437,067	$497,769	$(60,702)	$(30,976)	$(42,433)	$11,457

Securities Held-to-Maturity:
State and Municipal Obligations	$95,070	$120,293	$(25,223)	$(1,205)	$(2,157)	$952
Mortgage-Backed Securities	6,859	8,544	(1,685)	(203)	(401)	198
Total	$101,929	$128,837	$(26,908)	$(1,408)	$(2,558)	$1,150

Equity Securities	$5,089	$1,925	$3,164	$—	$—	$—

The table below presents the weighted average yield for available-for-sale and held-to-maturity securities, at amortized cost, as of September 30, 2024 (in thousands).

	September 30, 2024
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-for-Sale:
U.S. Treasury Securities	$24,846	5.2%	$24,949	4.7%	$—	$—	$—	$—	$49,795	4.9%
U.S. Agency Securities	60,000	2.6%	85,000	1.3%	—	—%	—	—%	145,000	1.8%
State and Municipal Obligations	—	—%	—	—%	240	6.8%		—%	240	6.8%
Mortgage-Backed Securities	2,012	2.6%	170,711	1.5%	99,285	1.8%	—	—%	272,008	1.7%
Corporate and Other Debt Securities		—%	1,000	8.4%	—	—%	—	—%	1,000	8.4%
Total	$86,858	3.3%	$281,660	1.8%	$99,525	1.8%	$—	—%	$468,043	2.1%

Securities Held-to-Maturity:
State and Municipal Obligations	$52,575	3.3%	$41,373	2.8%	$2,321	4.3%	$6	6.7%	$96,275	3.1%
Mortgage-Backed Securities	—	—%	7,062	2.5%	—	—%	—	—%	7,062	2.5%
Corporate and Other Debt Securities	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$52,575	3.3%	$48,435	2.7%	$2,321	4.3%	$6	6.7%	$103,337	3.0%

At September 30, 2024, Arrow held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at September 30, 2024, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The recent rising interest rate environment resulted in an increase in unrealized losses versus the comparable prior period. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at September 30, 2024 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the nine months ended September 30, 2024.
Arrow's held-to-maturity debt securities are comprised of GSEs and state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow performs an analysis of the credit worthiness of municipal obligations to determine if a security is of investment grade. The analysis may include, but may not solely rely upon credit analysis conducted by external credit rating agencies. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and, therefore, no allowance for credit loss was recorded as of September 30, 2024.
Changes in net unrealized gains or losses during recent periods have been primarily attributable to changes in market rates during the periods in question and not due to the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the nine month periods ended September 30, 2024 or 2023.

The following table summarizes purchases of investment securities within the available-for-sale and held-to-maturity portfolios for the three and nine month periods ended September 30, 2024 and 2023, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Nine Months Ended
Purchases:	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$—	$—	$—
Mortgage-Backed Securities	—	—	—	—
Total Purchases	$—	$—	$—	$—

Maturities & Calls	$26,247	$16,365	$72,545	$48,499

(In Thousands)	Three Months Ended		Nine Months Ended
Purchases:	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Held-to-Maturity Portfolio
State and Municipal Obligations	$7,762	$4,938	$8,959	$7,490

Maturities & Calls	$3,725	$7,721	$36,801	$41,919

Loan Trends
The following three tables present, for each of the last five quarters, the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category:

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023
Commercial	$167,619	$162,951	$159,629	$151,947	$147,585
Commercial Real Estate	758,402	752,046	749,928	738,305	727,060
Consumer	1,129,100	1,131,794	1,114,415	1,108,660	1,094,994
Residential Real Estate	1,274,752	1,233,494	1,211,869	1,171,350	1,126,601
Total Loans	$3,329,873	$3,280,285	$3,235,841	$3,170,262	$3,096,240

Percentage of Total Quarterly Average Loans

	Quarter Ended
	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023
Commercial	5.0%	5.0%	4.9%	4.8%	4.8%
Commercial Real Estate	22.8%	22.9%	23.2%	23.3%	23.5%
Consumer	33.9%	34.5%	34.4%	35.0%	35.4%
Residential Real Estate	38.3%	37.6%	37.5%	36.9%	36.3%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023
Commercial	5.81%	5.66%	5.53%	5.38%	4.89%
Commercial Real Estate	5.25%	5.18%	5.07%	4.88%	5.19%
Consumer	5.78%	5.60%	5.36%	5.11%	4.83%
Residential Real Estate	4.77%	4.67%	4.57%	4.52%	4.26%
Total Loans	5.27%	5.17%	5.02%	4.86%	4.70%

The average yield on the loan portfolio was 5.27% for the third quarter of 2024 up 57 basis points from the third quarter of 2023. Market rates have continued to increase, which impacts new loan yields for fixed rate loans, and variable loan yields as these loans reach their repricing dates.

The table below shows the maturity of loans outstanding as of September 30, 2024. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	September 30, 2024
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial	$49,081	$84,872	$35,823	$108	$169,884
Commercial Real Estate	172,923	292,357	283,642	7,498	756,420
Consumer	9,834	618,665	491,276	466	1,120,241
Residential Real Estate	132,664	84,482	379,309	696,937	1,293,392
Total	$364,502	$1,080,376	$1,190,050	$705,009	$3,339,937

		After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Loans maturing with:
Fixed Interest Rates		$747,969	$849,035	$700,987	$2,297,991
Variable Interest Rates		332,408	341,015	4,022	677,445
Total		$1,080,377	$1,190,050	$705,009	$2,975,436

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

Consumer Loans: At September 30, 2024, consumer loans (primarily automobile loans originated through dealerships located in upstate New York and Vermont) continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.

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

Residential Real Estate Loans: Strong demand for residential real estate has continued even as interest rates have increased. Although the projected ongoing rise in the interest rates may impact future demand. Arrow has historically sold portions of originations in the secondary market and resumed the practice beginning in the third quarter of 2024. Sales decreased as the result of the strategic decision to grow the residential loan portfolio as well as current market conditions. The rate at which mortgage loan originations are sold in future periods will depend on a variety of factors, including demand for residential mortgages in our operating markets, market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions.

Deposit Trends
The following tables provide information on trends in the balance and mix of the deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The quarterly average balances increased in 2023 and into 2024. In the first quarter of 2024, Arrow added $175 million of brokered CDs. In addition, due to the current rate environment and increased competitive pricing, deposits have also migrated to higher cost time deposits.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023
Noninterest-Bearing Deposits	$721,311	$683,077	$707,265	$757,739	$779,037
Interest-Bearing Checking Accounts	785,134	832,087	830,918	801,923	795,627
Savings Deposits	1,492,888	1,487,062	1,481,001	1,509,946	1,505,916
Time Deposits over $250,000	174,028	172,655	177,328	169,854	152,738
Other Time Deposits	498,767	504,076	496,813	354,487	257,710
Total Deposits	$3,672,128	$3,678,957	$3,693,325	$3,593,949	$3,491,028

	Quarter Ended
	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023
Non-Municipal Deposits	$2,852,481	$2,783,891	$2,808,605	$2,693,191	$2,559,188
Municipal Deposits	819,647	895,066	884,720	900,758	931,840
Total Deposits	$3,672,128	$3,678,957	$3,693,325	$3,593,949	$3,491,028

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023
Noninterest-Bearing Deposits	19.6%	18.6%	19.1%	21.1%	22.3%
Interest-Bearing Checking Accounts	21.4%	22.6%	22.5%	22.3%	22.8%
Savings Deposits	40.7%	40.4%	40.1%	42.0%	43.1%
Time Deposits over $250,000	4.7%	4.7%	4.8%	4.7%	4.4%
Other Time Deposits	13.6%	13.7%	13.5%	9.9%	7.4%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023
Demand Deposits	—%	—%	—%	—%	—%
Interest-Bearing Checking Accounts	1.00%	0.92%	0.79%	0.65%	0.58%
Savings Deposits	2.91%	2.86%	2.78%	2.76%	2.56%
Time Deposits over $250,000	4.12%	4.35%	4.47%	4.22%	3.81%
Other Time Deposits	3.94%	4.05%	4.11%	3.81%	3.16%
Total Deposits	2.12%	2.12%	2.06%	1.88%	1.64%

For the quarter ended September 30, 2024, the total cost of deposits remained consistent with the previous quarter and increased 48 basis points from the comparable prior year quarter. The Federal Funds rate increased throughout 2023 and has remained elevated for the first half of 2024. In the third quarter of 2024, the targeted Federal Funds rate fell 50 basis points and future rate decreases are possible. Arrow is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," on page 74 for further discussion.
Non-Deposit Sources of Funds
Arrow's other sources of funds include securities sold under agreements to repurchase, term advances from the FHLBNY and BTFP advances. The securities sold under agreements to repurchase are offered to existing customers, short-term in nature and are collateralized by investment securities. The remaining term advance from the FHLBNY is a fixed rate non-callable advance that will mature within one year. The BTFP advances were scheduled to mature in less than 12 months and had a weighted average interest rate of 4.76%. In the third quarter, Arrow paid down $5 million of the balance outstanding and replaced the remaining $95 million in the fourth quarter with lower cost brokered CDs.
The $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of September 30, 2024 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 66 of this Report.

ASSET QUALITY
The following table presents information related to the allowance and provision for credit losses for the past five quarters:

Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023
Loan Balances:
Period-End Loans	$3,339,937	$3,315,523	$3,258,758	$3,212,908	$3,138,617
Average Loans, Year-to-Date	3,282,175	3,258,063	3,235,841	3,074,261	3,041,909
Average Loans, Quarter-to-Date	3,329,873	3,280,285	3,235,841	3,170,262	3,096,240
Period-End Assets	4,411,449	4,244,407	4,333,623	4,169,868	4,272,911

Allowance for Credit Losses, Year-to-Date:
Allowance for Credit Losses, Beginning of Period	$31,265	$31,265	$31,265	$29,952	$29,952
Provision for Credit Losses, YTD	2,326	1,392	617	3,381	2,856
Loans Charged-off, YTD	(4,562)	(3,133)	(1,283)	(5,177)	(3,812)
Recoveries of Loans Previously Charged-off	2,233	1,485	962	3,109	2,116
Net Charge-offs, YTD	(2,329)	(1,648)	(321)	(2,068)	(1,696)
Allowance for Credit Losses, End of Period	$31,262	$31,009	$31,561	$31,265	$31,112

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$21,047	$20,118	$20,244	$20,645	$6,023
Loans Past Due 90 or More Days and Still Accruing Interest	816	915	1,147	452	251
Restructured and in Compliance with Modified Terms	30	36	49	54	60
Total Nonperforming Loans	21,893	21,069	21,440	21,151	6,334
Repossessed Assets	322	239	312	312	344
Other Real Estate Owned	76	34	—	—	182
Total Nonperforming Assets	$22,291	$21,342	$21,752	$21,463	$6,860

Asset Quality Ratios:
Allowance to Nonperforming Loans	142.79%	147.18%	147.21%	147.82%	491.19%
Allowance to Period-End Loans	0.94%	0.94%	0.97%	0.97%	0.99%
Provision to Average Loans (Quarter) (1)	0.11%	0.10%	0.08%	0.07%	0.05%
Provision to Average Loans (YTD) (1)	0.09%	0.09%	0.08%	0.11%	0.13%
Net Charge-offs to Average Loans (Quarter) (1)	0.08%	0.16%	0.04%	0.05%	0.05%
Net Charge-offs to Average Loans (YTD) (1)	0.09%	0.10%	0.04%	0.07%	0.07%
Nonperforming Loans to Total Loans	0.66%	0.64%	0.66%	0.66%	0.20%
Nonperforming Assets to Total Assets	0.51%	0.50%	0.50%	0.51%	0.16%
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
The September 30, 2024 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized a six-quarter economic forecast sourced from reputable third-parties that projects a negative change of approximately 0.25% in the forecasted national unemployment rate, forecasted gross domestic product projected to improve by approximately 0.07%, and the home price index (HPI) forecast to increase by approximately 0.20% from the previous quarter economic forecast. The overall change in the allowance from June 30, 2024 was primarily driven by the following factors: net loan growth contributed $335 thousand, changes in macro economic conditions reduced the allowance by $82 thousand, and net charge-offs of $681 thousand. The third quarter provision for credit losses was $934 thousand. In addition, Arrow recorded an increase for estimated credit losses on off-balance sheet credit exposures in other liabilities of $234 thousand in the third quarter of 2024.
See Note 2 to the unaudited interim consolidated financial statements for additional discussion related to CECL.
The ratio of the allowance for credit losses to total loans was 0.94% at September 30, 2024, consistent with June 30, 2024, and a decrease from 0.99% at September 30, 2023.
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

Risk Elements
Nonperforming assets at September 30, 2024 amounted to $22.3 million, an increase from the $21.5 million at December 31, 2023 and an increase from $6.9 million at September 30, 2023. For the three month periods ended September 30, 2024 and 2023, ratios of nonperforming assets to total assets have remained fairly consistent to the average ratios for the peer group. (See page 48 for a discussion of the peer group.) At June 30, 2024, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.50% as compared to the 0.43% ratio of the peer group at such date (the latest date for which peer group information is available). At September 30, 2024 the ratio was 0.51%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e., loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk:

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	9/30/2024	12/31/2023	9/30/2023
Commercial Loans	$737	$319	$306
Commercial Real Estate Loans	323	636	15,764
Residential Real Estate Loans	2,070	4,245	1,711
Consumer Loans - Primarily Indirect Automobile	17,046	19,063	16,817
Total Loans Past Due 30-89 Days and Accruing Interest	$20,176	$24,263	$34,598

At September 30, 2024, the loans in the above-referenced category totaled $20.2 million, a decrease from the $24.3 million of such loans at December 31, 2023. The September 30, 2024 total of non-current loans equaled 0.60% of loans then outstanding, compared to 0.76% at December 31, 2023 and 1.10% at September 30, 2023.
The number and dollar amount of performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of the loan portfolio. See the table of Credit Quality Indicators in Note 5 to the unaudited interim consolidated financial statements. Arrow considers all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 5) to be potential problem loans. These loans will continue to be closely monitored and Arrow currently expects to collect all payments of contractual principal and interest in full on these classified loans.
As of September 30, 2024, Arrow held two other real estate owned properties. At this time, Arrow does not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process.

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
At September 30, 2024, Arrow's subsidiary banks exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow and its subsidiary banks under the current Capital Rules, as of September 30, 2024:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	12.77%	13.41%	14.46%	9.78%

Glens Falls National Bank & Trust Co.	12.97%	12.97%	13.94%	8.75%
Saratoga National Bank & Trust Co.	12.04%	12.04%	13.24%	9.41%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%(1)	8.50%(1)	10.50%(1)	4.00%

(1) Including the fully phased-in 2.50% capital conservation buffer

At September 30, 2024, Arrow's subsidiary banks exceeded the minimum regulatory capital ratios established under the current Capital Rules and each also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $393.3 million at September 30, 2024, an increase of $13.5 million, or 3.6%, from the December 31, 2023 level of $379.8 million. The increase in stockholders' equity over the first nine months of 2024 principally reflected the following factors: the addition of (i) $25.2 million of net income for the period, (ii) other comprehensive gain of $7.4 million and (iii) the issuance of $0.9 million of common stock through employee benefit and dividend reinvestment plans, reduced by (iv) cash dividends of $13.6 million and (v) repurchases of common stock of $6.5 million.
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
In addition, a de minimis portion of Arrow's common stock was purchased during the nine months ended September 30, 2024 other than through its repurchase program, i.e., through purchases in the open market under the ESOP and the surrender or deemed surrender of Arrow common stock to Arrow in connection with employees' stock-for-stock exercises of compensatory stock options to buy Arrow common stock.

Dividends: Arrow's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past seven quarters listed below represent actual sales transactions, as reported by NASDAQ. Per share amounts and share counts in the following tables have been restated for the September 26, 2023 3% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2023
First Quarter	$23.57	$33.49	$0.262
Second Quarter	17.12	24.19	0.262
Third Quarter	16.38	21.60	0.262
Fourth Quarter	16.70	29.66	0.270
2024
First Quarter	$23.11	$28.62	$0.270
Second Quarter	21.50	26.14	0.270
Third Quarter	25.17	32.92	0.270
Fourth Quarter (dividend paid October 29, 2024)	TBD	TBD	0.280

	Quarter Ended September 30
	2024	2023
Cash Dividends Per Share	$0.270	$0.262
Diluted Earnings Per Share	0.53	0.46
Dividend Payout Ratio	50.94%	56.96%
Total Equity (in thousands)	393,311	$360,014
Shares Issued and Outstanding (in thousands)	16,734	17,049
Book Value Per Share	$23.50	$21.12
Intangible Assets (in thousands)	25,979	23,078
Tangible Book Value Per Share	$21.95	$19.76

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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest-bearing bank balances at the FRBNY, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $437.1 million at September 30, 2024, a decrease of $60.7 million, from the year-end 2023 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at September 30, 2024 of $286.1 million compared to $105.8 million at December 31, 2023.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $28 million which were not drawn on during the nine months ended September 30, 2024.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At September 30, 2024, Arrow had outstanding collateralized obligations with the FHLBNY of $9 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $557 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At September 30, 2024, there were $175 million in brokered CD deposits. In addition, Arrow's two bank subsidiaries have each established a borrowing facility with the FRBNY, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At September 30, 2024, the amount available under this facility was approximately $774 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events. Additionally, Arrow continually monitors levels and composition of uninsured deposits.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At September 30, 2024, Arrow's primary liquidity ratio was approximately 11.0% of total assets, well in excess of the internal policy limit of 5%. Total primary liquidity was approximately $483 million, comprised of $340 million of unencumbered cash and $143 million in unencumbered securities.
Arrow did not experience any liquidity constraints in the nine month period ended September 30, 2024, in 2023 or in any recent prior period. Arrow has not at any time during such periods been forced to pay above-market rates to obtain retail deposits or other funds from any source.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2024 Compared With
Three Months Ended September 30, 2023

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
Net Income	$8,975	$7,743	$1,232	15.9%
Diluted Earnings Per Share	0.53	0.46	0.07	15.2%
Return on Average Assets	0.84%	0.75%	0.09%	12.0%
Return on Average Equity	9.20%	8.47%	0.73%	8.6%

Net income was $9.0 million and diluted EPS of $0.53 for the third quarter of 2024, compared to net income of $7.7 million and diluted EPS of $0.46 for the third quarter of 2023. Return on average assets for the third quarter of 2024 was 0.84%, an increase from 0.75% in the third quarter of 2023. In addition, return on average equity increased to 9.20% for the third quarter of 2024, from 8.47% in the third quarter of 2023.

The following narrative discusses the quarter-to-quarter changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
Interest and Dividend Income	$49,443	$42,117	$7,326	17.4%
Interest Expense	21,005	16,764	4,241	25.3%
Net Interest Income	28,438	25,353	3,085	12.2%
Average Earning Assets(1)	4,075,162	3,973,747	101,415	2.6%
Average Interest-Bearing Liabilities	3,085,066	2,920,518	164,548	5.6%

Yield on Earning Assets(1)	4.83%	4.20%	0.63%	15.0%
Cost of Interest-Bearing Liabilities	2.71	2.28	0.43	18.9%
Net Interest Spread	2.12	1.92	0.20	10.4%
Net Interest Margin	2.78	2.53	0.25	9.9%

(1) Includes Nonaccrual Loans.

Net interest income for the recently completed quarter increased by $3.1 million, or 12.2%, from the third quarter of 2023. Interest and fees on loans were $44.1 million for the third quarter of 2024, an increase from $36.7 million for the quarter ending September 30, 2023, primarily due to loan growth and higher loan rates. Interest expense for the third quarter of 2024 was $21.0 million, an increase of $4.2 million versus the comparable quarter ending September 30, 2023, primarily due to higher deposit rates and changes in deposit composition. Net interest margin increased 25 basis points in the third quarter of 2024 to 2.78%, from 2.53% during the third quarter of 2023. Average earning asset yields were 63 basis points higher as compared to the third quarter of 2023. The cost of interest-bearing liabilities increased 43 basis points from the quarter ended September 30, 2023. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis" on page 54 The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 63 and "Loan Trends" on page 61.
As discussed previously under the heading "Asset Quality" beginning on page 65, the provision for loan losses for the third quarter of 2024 was $934 thousand, compared to a provision of $354 thousand for the third quarter of 2023.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Three Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
Income From Fiduciary Activities	$2,429	$2,378	$51	2.1%
Fees for Other Services to Customers	2,881	2,761	120	4.3%
Insurance Commissions	1,955	1,695	260	15.3%
Net Gain on Securities	94	71	23	32.4%
Net Gain on the Sale of Loans	126	21	105	500.0%
Other Operating Income	648	1,124	(476)	(42.3)%
Total Non-interest Income	$8,133	$8,050	$83	1.0%

Total non-interest income in the current quarter was $8.1 million, an increase of $83 thousand from the comparable quarter of 2023. Income from fiduciary activities for the third quarter of 2024 remained fairly consistent with the third quarter of 2023. Assets under trust administration and investment management at September 30, 2024 were $1.94 billion, an increase from $1.63 billion at September 30, 2023.
Fees for other services to customers were $2.9 million for the third quarter of 2024 an increase of $120 thousand as compared to the third quarter of 2023.
Insurance commissions were $2.0 million for the third quarter of 2024, an increase of $260 thousand or 15.3%, as compared to the third quarter of 2023. The increase was partially attributable to the A&B Acquisition which occurred in the third quarter of 2024.
Net gain on securities of $94 thousand for the third quarter of 2024 was the result of an increase in the fair value of equity securities from December 31, 2023. The change in other operating income from the comparable prior-year quarter was primarily driven by one-time proceeds from bank-owned life insurance received in the third quarter of 2023.

Non-interest Expense
Summary of Non-interest Expense
(Dollars in Thousands)

	Three Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
Salaries and Employee Benefits	$13,446	$11,988	$1,458	12.2%
Occupancy Expense of Premises, Net	1,754	1,517	237	15.6%
Technology and Equipment Expense	4,692	4,371	321	7.3%
FDIC and FICO Assessments	698	515	183	35.5%
Amortization	78	43	35	81.4%
Other Operating Expense	3,432	5,045	(1,613)	(32.0)%
Total Non-interest Expense	$24,100	$23,479	$621	2.6%
Efficiency Ratio	65.59%	69.93%	(4.3)%	(6.1)%

Non-interest expense for the third quarter of 2024 was $24.1 million, an increase of $0.6 million, or 2.6%, from the third quarter of 2023. Salaries and benefit expenses increased $1.5 million, or 12.2%, from the comparable quarter in 2023 primarily driven by the overall growth in organization and inflation driven wage increases. Technology expenses in the third quarter increased $321 thousand, or 7.3%, from the third quarter of 2023. In the third quarter of 2024, FDIC assessments increased $183 thousand from the third quarter of 2023, primarily the result of increase in the balance sheet. Other operating expense decreased from the prior year, primarily due to the resolution of the prior year's filing delays and related matters.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
Provision for Income Taxes	$2,562	$1,827	$735	40.2%
Effective Tax Rate	22.2%	19.1%	3.1%	16.2%
The increase in the effective tax rate for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to a change in pre-tax income combined with a decrease in the amount of tax advantaged earning assets as a percentage of total earning assets.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2024 Compared With
Nine Months Ended September 30, 2023

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
Net Income	$25,239	$22,352	$2,887	12.9%
Diluted Earnings Per Share	1.50	1.31	0.19	14.5
Return on Average Assets	0.79%	0.74%	0.05%	6.8
Return on Average Equity	8.83%	8.25%	0.58%	7.0

Net income was $25.2 million and diluted EPS was $1.50 for the first nine months of 2024, compared to net income of $22.4 million and diluted EPS of $1.31 for the first nine months of 2023. ROA for the first nine months of 2024 was 0.79%, an increase from 0.74% for the first nine months of 2023. In addition, ROE increased to 8.83% for the first nine months of 2024 from 8.25% for the first nine months of 2023.

The following narrative discusses the period-to-period changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
Interest and Dividend Income	$144,092	$118,240	$25,852	21.9%
Interest Expense	62,047	39,021	23,026	59.0%
Net Interest Income	82,045	79,219	2,826	3.6%
Average Earning Assets (1)	4,081,436	3,924,875	156,561	4.0%
Average Interest-Bearing Liabilities	3,106,778	2,876,360	230,418	8.0%

Yield on Earning Assets (1)	4.72%	4.03%	0.69%	17.1%
Cost of Interest-Bearing Liabilities	2.67	1.81	0.86	47.5%
Net Interest Spread	2.05	2.22	(0.17)	(7.7)%
Net Interest Margin	2.69	2.70	(0.01)	(0.4)%

(1) Includes Nonaccrual Loans.
Net interest income for the first nine months of 2024 increased $2.8 million, or 3.6%, as compared to the first nine months of 2023. Total loans at September 30, 2024 increased $201.3 million from September 30, 2023. Investments decreased $117.0 million from September 30, 2023. At September 30, 2024, deposit balances were $3.8 billion. The decline of deposits from September 30, 2023 to September 30, 2024 was $171.0 million, or 4.7%. Net interest margin for the first nine months of 2024 decreased 1 basis point to 2.69%, from 2.70% for the first nine months of 2023. Average earning asset yields were 69 basis points higher as compared to the first nine months of 2023, primarily due to higher market rates. The cost of interest-bearing liabilities increased 86 basis points from the first nine months of 2023. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 63 and "Loan Trends" on page 61.
As discussed previously under the heading "Asset Quality" beginning on page 65, the provision for loan losses for the first nine months of 2024 was $2.3 million, compared to $2.9 million for the first nine months of 2023.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
Income From Fiduciary Activities	7,337	7,081	$256	3.6%
Fees for Other Services to Customers	8,130	8,073	57	0.7
Insurance Commissions	5,299	4,775	524	11.0
Net Gain (Loss) on Securities	165	(214)	379	(177.1)
Net Gain on the Sale of Loans	135	25	110	440.0
Other Operating Income	2,781	1,893	888	46.9
Total Non-interest Income	$23,847	$21,633	$2,214	10.2%

Total non-interest income for the first nine months of 2024 was $23.8 million, an increase of $2.2 million from the first nine months of 2023. Income from fiduciary activities for the first nine months of 2024 increased by 3.6% from the first nine months of 2023, primarily due to market performance. For the first nine months of 2024, Arrow has been able to maintain a stable customer base.
Fees for other services to customers were $8.1 million for the first nine months of 2024 relatively consistent with the prior year comparative period.
Insurance commissions were $5.3 million for the first nine months of 2024, an increase of $524 thousand or 11.0%, from the first nine months of 2023. The increase was partially attributable to the A&B Acquisition which occurred in the third quarter of 2024.
Net loss on security transactions of $165 thousand for the first nine months of 2024 was the result of the increase in the fair value of equity securities.
Other operating income increased $888 thousand from the comparable period in 2023, partially attributable to gains on other assets as well as the gain on the sale of assets received in 2024.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
Salaries and Employee Benefits	$39,375	$35,974	$3,401	9.5%
Occupancy Expense of Premises, Net	5,299	4,728	571	12.1
Technology and Equipment Expense	14,246	13,150	1,096	8.3
FDIC and FICO Assessments	2,111	1,478	633	42.8
Amortization	158	132	26	19.7
Other Operating Expense	10,241	14,396	(4,155)	(28.9)
Total Noninterest Expense	$71,430	$69,858	$1,572	2.3
Efficiency Ratio	67.10%	68.60%	(1.50)%	(2.2)%

Noninterest expense for the first nine months of 2024 was $71.4 million, an increase of $1.6 million, or 2.3%, from the first nine months of 2023. Salaries and benefit expenses increased $3.4 million, or 9.5%, from the comparable period in 2023 primarily driven by the overall growth in organization and inflation driven wage increases. Technology expenses increased $1.1 million, or 8.3%, from the first nine months of 2023. Other non-interest expense decreased $4.2 million for the first nine months of 2024, as compared to the first nine months of 2023. Other operating expense decreased from the prior year as previous filing delays and related matters are resolved.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
Provision for Income Taxes	$6,897	$5,786	$1,111	19.2%
Effective Tax Rate	21.5%	20.6%	0.9%	4.4%

The increase in the effective tax rate for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a change in pre-tax income combined with a decrease in the amount of tax advantaged earning assets as a percentage of total earning assets.

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

As of September 30, 2024:

Change in Interest Rate	Calculated change in Net Interest Income - Year 1	Calculated change in Net Interest Income - Year 2
- 200 basis points	0.9%	4.7%
- 100 basis points	0.6%	9.4%
+200 basis points	(2.3)%	15.6%

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

Item 4.
CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the Chief Executive Officer ("CEO") (who is our principal executive officer) and Chief Financial Officer ("CFO") (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2024. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that:
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

Prior to filing this Report, we performed relevant and responsive substantive procedures as of September 30, 2024, in order to complete our financial statements and related disclosures. Based on these procedures, management believes that our consolidated financial statements included in this Report have been prepared in accordance with GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of the dates, and for the periods presented in this Report.

Remediation Efforts to Address the Material Weaknesses

The aforementioned material weaknesses were previously disclosed in the 2023 and 2022 Forms 10-K. While the Company has improved its organizational capabilities and implemented necessary remediation measures, the remediation steps taken were not in place for a sufficient amount of time for the material weaknesses to be considered remediated as of September 30, 2024. Accordingly, the Company will continue to monitor its remediation measures in the final quarter of 2024 in order to confirm effective remediation of the identified material weaknesses.
During the year ended December 31, 2023 and through the nine months ended September 30, 2024, management initiated and/or completed the following remedial actions:
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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.
Legal Proceedings
Arrow, including its subsidiaries, is not currently the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of their business. On an ongoing basis, Arrow is often the subject of, or a party to, various legal claims by other parties against Arrow, by Arrow against other parties, or involving Arrow, which arise in the normal course of business. The various pending legal claims against Arrow will not, in the opinion of management based upon consultation with counsel, result in any material liability. Legal expenses incurred in connection with loss contingencies are expensed as incurred.
As previously disclosed in certain of the Company’s filings with the SEC, on June 23, 2023, Robert C. Ashe filed a putative class action complaint (the "Ashe Lawsuit") against the Company in the United States District Court for the Northern District of New York. In addition to the Company, the complaint names as defendants Thomas J. Murphy, the Company’s former CEO and from September 30, 2022 to February 20, 2023, its interim CFO, Edward J. Campanella, the Company’s former CFO, and Penko Ivanov, the Company’s current CFO (“Individual Defendants” and, together with the Company, the "Defendants"). The complaint alleges that the Defendants made materially false and misleading statements regarding the Company’s business, operations and compliance policies in the Company’s public filings between March 12, 2022 and May 12, 2023. The complaint further alleges that the Individual Defendants are liable for these materially false and misleading statements as "controlling persons" of the Company. Based on these allegations, the complaint brings two claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and of Section 20(a) of the Exchange Act. Mr. Ashe, on behalf of a purported class of shareholders, seeks compensatory damages as well as recovery of the costs and fees associated with the litigation. On December 5, 2023, plaintiff Ashe filed an amended complaint that changed the putative class period to the period from August 5, 2022 through May 12, 2023, but challenged substantially the same statements on the same basis. On February 9, 2024, the Company moved to dismiss the action in its entirety. On June 7, 2024, the parties reached a settlement (subject to court approval.) The pending settlement will not have a material impact on the Company's financial results or position. On August 26, 2024, the court granted preliminary approval of the settlement and set a final approval hearing for January 10, 2025.
On December 12, 2023 the Company became aware that Stephen Bull filed a complaint (the "Shareholder Derivative Complaint") on behalf of Arrow against the three individual defendants in the Ashe Lawsuit as well as against all members of Arrow’s board of directors during the class period in Ashe. The Company is named solely as a nominal defendant in the action and would be the beneficiary of any recovery. The Shareholder Derivative Complaint alleges breaches of fiduciary duty (i) by the Ashe individual defendants based on substantially the same allegedly misleading statements pleaded in the Ashe complaint; and (ii) the director defendants by failing to adequately oversee the individual defendants and maintain internal and disclosure controls. Plaintiffs seek (i) unspecified damages (which would be payable to the Company) for costs incurred as a result of the alleged misstatements, including costs of investigation, remediation, and litigation, (ii) repayment of the director defendants’ compensation on an unjust enrichment theory, and (iii) an order directing the Company to take all necessary actions to reform and improve its corporate governance, and (iv) the recovery of costs and fees associated with the litigation. The Shareholder Derivative Complaint also asserts various federal securities claims based on the same alleged misrepresentations as set forth in the Ashe Lawsuit. The parties are in active settlement negotiations, while the case is currently stayed pending disposition of Ashe. Management does not expect a settlement to have a material impact on the Company's financial results or position.
Item 1.A.
Risk Factors
The Risk Factors identified in the 2023 Form 10-K continue to represent the most significant risks to Arrow's future results of operations and financial conditions, without further modification or amendment.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases of common stock (our only class of equity securities registered pursuant to Section 12 of the Exchange Act) by Arrow during the three months ended September 30, 2024. In October 2023, the Board of Directors expanded the 2022 Repurchase Program by $5 million, bringing the total availability under the repurchase program to $9.1 million, and removed the expiration date previously incorporated into the existing repurchase program. In the first quarter of 2024, Arrow repurchased approximately $6.0 million (244,000 shares of its common stock) under the 2022 Repurchase Program and additional purchases in April 2024 fully utilized the $9.1 million authorized program amount.
On April 24, 2024, the Board approved the 2024 Repurchase Program, under which the Board authorized management, in its discretion to repurchase from time to time, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock. No shares were purchased under the 2024 Repurchase Program during the three months ended September 20, 2024.

Third Quarter 2024 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
July	32,563	$27.16	—	$5,000,000
August	—	—	—	5,000,000
September	—	—	—	5,000,000
Total	32,563	27.16	—

1 The total number of shares purchased and the average price paid per share listed in columns (A) and (B) consist of (i) any shares purchased in such periods in the open market under the ESOP on behalf of the participants under the ESOP by the administrator of the ESOP and (ii) any shares repurchased by Arrow pursuant to the Company's 2024 Repurchase Program. In the months indicated, the listed number of shares purchased included the following number of shares purchased by Arrow and the ESOP through such methods: July - purchased by the ESOP (32,563 shares); August - none; and September - none.
2 No shares were acquired under the 2024 Repurchase Program in July, August or September 2024.
3 Reflects the approximate dollar value of shares that may yet be purchased under the 2024 Repurchase Program.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None
Item 5.
Other Information
Appointment of New Directors
The Board of Directors of the Company has reset the number of the directors of the Board to 13 members and effective November 5, 2024, has appointed James M. Dawsey, Kristine D. Duffy, Ed D., Philip C. Morris and Daniel J. White to serve as new directors to the Board.
All of the new directors except Daniel J. White are currently serving as directors of the Company’s subsidiary banks. Biographical information of the new directors is set forth below.

James M. Dawsey, 72
Mr. Dawsey graduated from Manhattan College in 1975 with a civil engineering degree and has a master's degree from SUNY Plattsburgh. He is currently the President and CEO of MLB Construction Services LLC. He is a member of the Board of Directors and serves as Vice Chair on the Executive Board for Eastern Contractor’s Association and he is a Trustee of Local #157.

Kristine D. Duffy, Ed.D. 59
Dr. Duffy has been the President of SUNY Adirondack since 2013. She has significant experience in New York state higher education. She served for seven years as vice president of Enrollment Management and Student Services at Onondaga Community College and six years as dean of Enrollment Management at Cayuga Community College. She holds a Doctor of Education in Executive Leadership from St. John Fisher College.

Philip C. Morris, 69
Mr. Morris is the CEO of Arts Center and Theater of Schenectady, Inc. dba Proctors Collaborative. Mr. Morris has nearly 50 years cultural facilities and development experience, renovating over 20 buildings for cultural uses and raising over $200 million for those projects. In addition, he oversees operations of the facilities in Schenectady, Saratoga Springs and Albany attracting nearly one million visitors a year.

Daniel J. White, 60
Mr. White is the former Office Managing Partner for KPMG LLP’s Albany and Upstate Offices, retiring from KPMG LLP in September 2023. He specialized in community bank auditing and accounting, SEC reporting and related matters, bank internal controls, corporate governance, credit review, public stock and debt offerings, pensions and benefits, and mergers and acquisitions throughout his 37-year career. Mr. White is a Certified Public Accountant.

There are no arrangements between the new directors and any other person pursuant to which such director was elected to serve as a director.
All of the new directors except James M. Dawsey have been determined to be independent. As previously disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2022 and 2023, James M. Dawsey is the Chief Executive Officer of MLB Construction Services, the general contractor which led the recently-completed, multi-year renovation project to enhance and improve the downtown Glens Falls, New York Company Main Campus (the “Renovation”). The terms of the engagement with MLB Construction Services, from the Company’s perspective, were no less favorable than terms the Company could have obtained from a non-related party for comparable services in an arms-length transaction. Arrow paid MLB Construction Services $2.8 million in 2023 for services rendered in connection with the Renovation. From January 1, 2024 until September 30, 2024, the Company has paid MLB Construction Services $86 thousand for services rendered with respect to the Renovation. The Company does not expect that additional amounts paid to MLB Construction Services in 2024 will be material.

There are no other related party transactions between the Company and the new directors that would require disclosure under Item 404(a) of Regulation S-K.
In connection with the appointment to the Board, Mr. White was also appointed to the Audit Committee, given his demonstrated financial expertise.
Each of the new directors will receive compensation as outlined in the Company’s most recent proxy statement, which was filed with the Securities Exchange Commission on April 25, 2024 (the “2024 Proxy Statement”). This compensation shall be pro-rated, based on the total number of days served for the calendar year. For additional information on director compensation paid by Arrow to its directors, please see the 2024 Proxy Statement under the heading Director Compensation.

Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.
Exhibits

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant as Amended through June 3, 2019, incorporated by reference from the Registrant's Current Report on Form 8-K filed June 5, 2019, Exhibit 3.1
3.(ii)	By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on February 1, 2024, Exhibit 3.1

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

November 7, 2024	/s/ David S. DeMarco
Date	David S. DeMarco
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	/s/ Penko Ivanov
Date	Penko Ivanov
Chief Financial Officer
(Principal Financial and Accounting Officer)