Form 10-K
period 2024-12-31
ARROW FINANCIAL CORP
filed 2025-03-14
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by a check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7562(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $435,473,821
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2025
Common Stock, par value $1.00 per share	16,717,564
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for Annual Meeting of Shareholders to be held June 4, 2025 are incorporated by reference into Part III of this Form 10-K.

Auditor Name: Crowe LLP         Auditor Location: Indianapolis, Indiana         Auditor Firm ID: 173

ARROW FINANCIAL CORPORATION
FORM 10-K

NOTE ON TERMINOLOGY
In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “the Company,” “we,” “us,” and “our,” generally refer to Arrow Financial Corporation and subsidiaries as a group, except where the context indicates otherwise.  At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 190 domestic (U.S.-based) bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s most recent “Bank Holding Company Performance Report” (which is the Performance Report for the most recently available period ending September 30, 2024), and peer group data has been derived from such Report.  This peer group is not, however, identical to either of the peer groups comprising the two bank indices included in the stock performance graphs on pages 19 and 20 of this Report.

FORWARD-LOOKING STATEMENTS
    The information contained in this Annual Report on Form 10-K contains statements that are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as “expects,” “believes,” “anticipates,” “estimates” and variations of such words and similar expressions often identify such forward-looking statements. Some of these statements are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models.  Other forward-looking statements are based on our general perceptions of market conditions and trends in activity, both locally and nationally, as well as current management strategies for future operations and development.

These forward-looking statements may not be exhaustive, are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  You should not place undue reliance on any such forward-looking statements. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to the following:

•Arrow remains subject to inflationary risk which could adversely impact our business and our customers.
•Market conditions could present significant challenges to the U.S. commercial banking industry and its core business of making and servicing loans. Any substantial downturn in the regional markets in which Arrow operates or in the U.S. economy generally could adversely affect Arrow's ability to maintain and/or grow earnings.
•Any future economic or financial downturn, including any significant correction in the equity markets, could adversely affect Arrow's volume of income attributable to, and demand for, fee-based services of Arrow Bank, including the Company's fiduciary business, which could negatively impact Arrow's financial condition and results of operations.
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
•Business could suffer if Arrow loses key personnel unexpectedly.
•Health emergencies may adversely affect Arrow’s business activities, financial condition and results of operations.
•Arrow may not realize the anticipated benefits of unifying its two former subsidiary banks into one bank.
•Arrow is subject to interest rate risk, which could adversely affect profitability.
•Arrow Bank's allowance for possible credit losses may be insufficient, and an increase in the allowance would reduce earnings.
•The increasing complexity of Arrow's operations presents varied risks that could affect earnings and financial condition.
•Arrow’s financial condition and the results of its operations could be negatively impacted by changes in its liquidity position.
•Arrow could recognize losses on securities held in its securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
•The Company relies on the operations of its subsidiaries to provide liquidity, which, if limited, could impact Arrow's ability to pay dividends to its shareholders or to repurchase its common stock.
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
•Arrow, through Arrow Bank, is subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

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

THE COMPANY AND ITS SUBSIDIARIES
Effective December 31, 2024, the Company unified its former subsidiary banks, Glens Falls National Bank and Trust Company ("GFNB") and Saratoga National Bank and Trust Company ("SNB"), and became a single bank holding company headquartered in Glens Falls, New York.  The post-unification banking subsidiary is Arrow Bank National Association® ("Arrow Bank™") whose main office is located in Glens Falls, New York. Active subsidiaries of Arrow Bank include Upstate Agency, LLC (an insurance agency that sells property and casualty insurance and also specializes in selling and servicing group health care policies and life insurance), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to Arrow's proprietary mutual fund) and Arrow Properties, Inc. (a real estate investment trust, or REIT). Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

USE OF NON-GAAP FINANCIAL MEASURES
The SEC has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required.  The following measures used in this Report, which are commonly utilized by financial institutions, have not been specifically exempted by the SEC and may constitute "non-GAAP financial measures" within the meaning of the SEC's rules.

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, as well as disclosures based on that tabular presentation, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income to that of another institution or in analyzing any institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt securities.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution’s performance over time. The Company follows these practices.

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

PART I
Item 1. Business

A. GENERAL
Arrow was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Until December 31, 2024, Arrow operated with two subsidiaries which were nationally-chartered banks in New York, GFNB and SNB. On December 31, 2024, SNB was merged into GFNB, with GFNB as the surviving entity, and GFNB was renamed Arrow Bank National Association (the "Unification"). Through Arrow Bank, Arrow indirectly owns various non-bank subsidiaries, including an insurance agency, a registered investment adviser and a REIT. See "The Company and Its Subsidiaries," above.

Arrow Bank (dollars in thousands and data is as of December 31, 2024)

Total Assets at Year-End	$4,585,745
Employees (full-time equivalent)	554
Bank Branches	38
Insurance Offices	9
Main Office	250 Glen Street Glens Falls, NY

Arrow’s business consists primarily of the ownership, supervision and control of Arrow Bank, including the bank's subsidiaries.  Arrow provides various advisory and administrative services and coordinates the general policies and operation of Arrow Bank. There were 554 full-time equivalent employees, including 38 employees within Arrow's insurance agency subsidiary, at December 31, 2024. See the discussion of our human capital resources in Section G ("HUMAN CAPITAL") of this Item 1.
Arrow offers a broad range of commercial and consumer banking and financial products.  The deposit base consists of deposits derived principally from the communities served.  The Company targets lending activities to consumers and small- and mid-sized companies in Arrow's regional geographic area. In addition, through an indirect lending program Arrow sources consumer loans from an extensive network of automobile dealers that operate throughout New York and Vermont. Through its trust operations, Arrow Bank provides retirement planning, trust and estate administration services for individuals, and pension, profit-sharing and employee benefit plan administration for corporations.

B. LENDING ACTIVITIES
Arrow Bank engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing. An active indirect lending program is maintained through Arrow Bank's sponsorship of automobile dealer programs under which consumer auto loans, primarily from dealers that meet pre-established specifications are sourced.  From time to time, a portion of Arrow Bank's residential real estate loan originations are sold into the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and other governmental agencies. Normally, the Company retains the servicing rights on mortgage loans originated and sold into the secondary markets, subject to periodic determinations on the continuing profitability of such activity.  Arrow Bank does not engage in subprime mortgage lending as a business line and does not extend or purchase so-called "Alt A," "negative amortization," "option ARMs" or "negative equity" mortgage loans.
Arrow Bank lends primarily to borrowers within the normal retail service area in upstate New York, with the exception of the indirect consumer lending line of business, where Arrow Bank makes loans through an extensive network of automobile dealers that operate in a larger area of New York and Vermont. The loan portfolio does not include any foreign loans or any other significant risk concentrations.  From time to time, Arrow Bank buys and offers participations in individual commercial loans, primarily in upstate New York. The total dollar amount of such participations has fluctuated, but generally represents less than 20% of commercial loans outstanding. The majority of the portfolio is collateralized, and most commercial loans are further supported by personal guarantees.
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

Bank Regulatory Authorities with Jurisdiction over Arrow and Arrow Bank
Arrow is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act") and as such is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB").  As a "bank holding company" under New York State law, Arrow is also subject to regulation by the New York State Department of Financial Services. Arrow Bank is a national bank and is subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). Arrow Bank is a member of the Federal Reserve System and the deposits of Arrow Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC").  The BHC Act generally prohibits Arrow from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities.  Under the BHC Act, a bank holding company generally must obtain FRB approval before acquiring, directly or indirectly, voting shares of another bank or bank holding company, if after the acquisition the acquiror would own 5 percent or more of a class of the voting shares of that other bank or bank holding company.  Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states, subject to certain limitations. Bank holdings companies that meet certain qualifications may choose to apply to the FRB for designation as “financial holding companies.” Upon receipt of such designation, a financial holding company may engage in a broader array of activities, such as insurance underwriting, securities underwriting and merchant banking. Arrow has not attempted to become, and has not been designated as, a financial holding company.
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

Regulatory Supervision of Other Arrow Subsidiaries
The insurance agency subsidiary of Arrow Bank is subject to the licensing and other provisions of New York State Insurance Law and is regulated by the New York State Department of Financial Services. Arrow's investment adviser subsidiary is subject to the licensing and other provisions of the federal Investment Advisers Act of 1940 and is regulated by the SEC.
Regulation of Transactions between Banks and their Affiliates
Transactions between banks and their "affiliates" are regulated by Sections 23A and 23B of the Federal Reserve Act (FRA), and its implementing regulation, Regulation W. Under Section 23A, Arrow Bank is an affiliate of Arrow. Extensions of credit that a bank may make to affiliates, or to third parties secured by securities or obligations of the affiliates, are substantially limited by the FRA and the Federal Deposit Insurance Act (FDIA). Such acts further restrict the range of permissible transactions between a bank and any affiliate, including a bank affiliate. Furthermore, under the FRA, a bank may engage in certain transactions, including loans and purchases of assets, with a non-bank affiliate, only if certain special conditions, including collateral requirements for loans, are met and if the other terms and conditions of the transaction, including interest rates and credit standards, are substantially the same as, or at least as favorable to Arrow Bank as, those prevailing at the time for comparable transactions by Arrow Bank with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered by Arrow Bank to non-affiliated companies.

Regulatory Capital Standards
An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
Bank Capital Rules. In July 2013, federal bank regulators, including the FRB and the OCC, approved revised bank capital rules aimed at implementing capital requirements pursuant to Dodd-Frank. These rules were also intended to coordinate U.S. bank capital standards with the then-current drafts of the Basel III proposed bank capital standards for all of the developed world's banking organizations. The federal regulators' revised capital rules (the "Capital Rules"), which impose significantly higher minimum capital ratios on U.S. financial institutions than the rules they replaced, became effective for Arrow and Arrow Bank on January 1, 2015, and were fully phased in by the end of 2019.
The Capital Rules which remain applicable to Arrow consist of two basic types of capital measures, a leverage ratio and a set of risk-based capital measures. Within these two broad types of rules, however, significant changes were made in the revised Capital Rules, as discussed below.
Leverage Ratio. The Capital Rules require a leverage ratio of 4.0%. The leverage ratio is defined as the ratio of the institution's "Tier 1" capital to total tangible assets.
Risk-Based Capital Measures. Current risk-based capital measures assign various risk weightings to all of the institution's assets, by asset type, and to certain off balance sheet items, and then establish minimum levels of capital to the aggregate dollar amount of such risk-weighted assets. Under the risk-based Capital Rules, there are eight major risk-weighted categories of assets (although there are several additional super-weighted categories for high-risk assets that are generally not held by community banking organizations like Arrow). The Capital Rules include a measure called the "common equity tier 1 capital ratio" (CET1). For this ratio, only common equity (basically, common stock plus surplus plus retained earnings) qualifies as capital (i.e., CET1). Preferred stock and trust preferred securities, which qualify as Tier 1 capital, are not included in CET1 capital. Under these rules, CET1 capital also includes most elements of accumulated other comprehensive income (AOCI), including unrealized securities gains and losses, as part of both total regulatory capital (numerator) and total assets (denominator). However, smaller banking organizations like Arrow's were given the opportunity to make a one-time irrevocable election to include or not to include certain elements of AOCI, most notably unrealized securities gains or losses. Arrow made such an election, and therefore does not include unrealized securities gains and losses in calculating the CET1 ratio under the Capital Rules. The minimum CET1 ratio under these rules is 4.50%.
The Capital Rules require a minimum ratio for Tier 1 risk-based capital to be 6.0%, effective January 1, 2015. The minimum level for total risk-based capital under the Capital Rules is 8.0%.
The Capital Rules also incorporated a capital concept, the so-called "capital conservation buffer" (set at 2.5%), which must be added to each of the minimum required risk-based capital ratios (i.e., the minimum CET1 ratio, the minimum Tier 1 risk-based capital ratio and the minimum total risk-based capital ratio). When, during economic downturns, an institution's capital begins to erode, the first deductions from a regulatory perspective would be taken against the capital conservation buffer. To the extent that such deductions should erode the buffer below the required level, the institution will not necessarily be required to replace the buffer deficit immediately, but will face restrictions on paying dividends and other negative consequences until the buffer is fully replenished.
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

The following is a summary of the definitions of capital under the various risk-based measures in the Capital Rules:

Common Equity Tier 1 Capital (CET1): Equals the sum of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income (AOCI), and qualifying minority interests, minus applicable regulatory adjustments and deductions. Such deductions will not include AOCI unless the organization has exercised its irrevocable option to exclude AOCI in capital. Arrow Bank has exercised its irrevocable option to exclude AOCI from its equity capital. Mortgage-servicing assets, deferred tax assets, and investments in financial institutions are limited to 15% of CET1 in the aggregate and 10% of CET1 for each such item individually.
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

The following table presents the Capital Rules applicable to Arrow and Arrow Bank:

Year, as of January 1	2024
Minimum CET1 Ratio	4.500%
Capital Conservation Buffer ("Buffer")	2.500%
Minimum CET1 Ratio Plus Buffer	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	10.500%
Minimum Leverage Ratio	4.000%

At December 31, 2024, Arrow and Arrow Bank exceeded, by a substantial amount, each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, and including in the case of each risk-based ratio, the capital buffer. See Note 20, Regulatory Matters, to the Consolidated Financial Statements for a presentation of Arrow's period-end ratios for 2024 and 2023.

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
As of December 31, 2024, Arrow Bank qualified as "well-capitalized" under the revised capital classification scheme.

Dividend Restrictions; Other Regulatory Sanctions
A holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business, including for example, through acquisitions of additional banking organizations or permitted non-bank companies, may be restricted if its capital falls below minimum regulatory capital ratios or fails to meet other informal capital guidelines that the regulators may apply from time to time to specific banking organizations.  In addition to these potential regulatory limitations on payment of dividends, Arrow's ability to pay dividends to shareholders, and Arrow Bank's ability to pay dividends to Arrow are also subject to various restrictions under applicable corporate laws, including banking laws (which affect Arrow Bank) and the New York Business Corporation Law (which affects Arrow). The ability of Arrow and Arrow Bank to pay dividends or repurchase shares in the future is, and is expected to continue to be, influenced by regulatory policies, the Capital Rules and other applicable law.
In cases where banking regulators have significant concerns regarding the financial condition, assets or operations of a bank holding company and/or one of its banks, the regulators may take enforcement action or impose enforcement orders, formal or informal, against the holding company or the particular bank.  If the ratio of tangible equity to total assets of a bank falls to 2% or below, Arrow Bank will likely be closed and placed in receivership, with the FDIC as receiver.

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
Under the Patriot Act and other federal anti-money laundering laws and regulations, including, but not limited to, the Currency and Foreign Transactions Report Act (collectively, “Anti-Money Laundering Laws”), financial institutions, including banks, must maintain certain anti-money laundering compliance, customer identification and due diligence programs that include established internal policies, procedures, and controls. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report suspicious transactions. Law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The U.S. Treasury Department's Financial Crises Enforcement Network (“FinCEN”) establishes customer due diligence requirements for banks, including the requirement to identify and verify the identity of beneficial owners of customers that are legal entities, subject to certain exclusions and exemptions. The Company has established procedures for compliance with these requirements. Compliance with the provisions of the Patriot Act and other Anti-Money Laundering Laws results in substantial costs on all financial institutions.
The U.S. Department of the Treasury's Office of Foreign Assets Control (“OFAC”) is responsible for helping to insure that United States persons, including banks, do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, including, but not limited to, Specially Designated Nationals and Blocked Persons. If Arrow Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, Arrow Bank must freeze or block such account or transaction, file a suspicious activity report, if required, notify the appropriate authorities and maintain appropriate records.

Community Reinvestment Act
Arrow Bank is subject to the Community Reinvestment Act ("CRA") and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low and moderate-income individuals. CRA ratings are taken into account by regulators in reviewing certain applications made by Arrow and Arrow Bank.
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
Federal banking regulators and other agencies including, among others, the FRB, the OCC and the CFPB, have been engaged in extensive rule-making efforts under Dodd-Frank, as explained above.

    Incentive Compensation
The federal banking agencies have released comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three core principles; (i) balanced risk-taking incentives; (ii) effective internal controls and risk management compatibility, and (iii) strong corporate governance. Management believes the current and past compensation practices of the Company do not encourage excessive risk taking or undermine the safety and soundness of the organization. The federal bank regulators issued proposed rules to address incentive-based compensation arrangements in June 2016. Final rules have not yet been issued by the federal bank regulatory agencies under this Dodd-Frank provision.

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

Deposit Insurance Laws and Regulations
The Dodd-Frank Act established the minimum required Deposit Insurance Fund Reserve Ratio of 1.35% by September 30, 2028. In response to updated analysis and projections for the fund balance and the Deposit Insurance Fund Reserve Ratio, the FDIC adopted a final rule in October 2022 increasing the initial base deposit insurance assessment rate schedules by two percent effective January 1, 2023 and beginning on the first quarterly assessment period of 2023. The increase is intended to ensure that the reserve ratio meets the minimum ratio of 1.35% by the September 30, 2028 statutory deadline Arrow is unable to predict whether or to what extent the FDIC may elect to impose additional special assessments on insured institutions in upcoming years, especially in light of recent high-profile large bank failures.

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

D. LEGISLATIVE DEVELOPMENTS
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

F. COMPETITION
Arrow faces intense competition in all markets served.  Competitors include traditional local commercial banks, savings banks and credit unions, non-traditional internet-based lending alternatives, as well as local offices of major regional and money center banks.  Like all banks, Arrow Bank encounters strong competition in the mortgage lending space from a wide variety of other mortgage originators, all of whom are principally affected in this business by the rate and terms set, and the lending practices established from time-to-time by the very large government sponsored enterprises ("GSEs") engaged in residential mortgage lending, most importantly, “Fannie Mae” and “Freddie Mac.” For many years, these GSEs have purchased and/or guaranteed a very substantial percentage of all newly-originated mortgage loans in the U.S. Additionally, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market funds, mutual funds, credit card companies and wealth management enterprises offer substantive equivalents of the various other types of loan and financial products and services and transactional accounts that are offered, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to Arrow.  Under federal banking laws, such non-banking financial organizations not only may offer products and services comparable to those offered by commercial banks, but also may establish or acquire their own commercial banks.

G. HUMAN CAPITAL
Arrow has prioritized investment in the well-being, performance, engagement and development of its employees. This includes, but is not limited to, providing access to well-being resources and assistance, offering competitive compensation and benefits to attract and retain top-level talent, empowering team members to take an active role in the formation and execution of the business strategy, and fostering a diverse and inclusive work environment that reflects the many values of the communities that Arrow serves. One example is through Arrow University, through which we are investing in our people by bringing employee learning and development to the forefront. We offer opportunities to employees at all levels for personal and professional growth, technical training, and career exploration and enhancement. At December 31, 2024, Arrow had 554 full-time equivalent employees.

H. SOCIAL RESPONSIBILITY AND GOVERNANCE
Arrow Financial Corporation remains committed to responsible business practices that create long-term value for our shareholders, customers, employees and communities. Arrow believes these practices are critical to attracting and retaining the best talent, meeting the evolving needs of its customers and being good stewards of its communities.
Arrow integrates corporate responsibility into our operations by fostering a strong governance framework, supporting community engagement and maintaining sound risk management practices.

Employees and Workplace Culture
We strive to maintain a workplace that promotes professional growth, employee well-being and a culture of inclusion. Our policies and programs support career development, workplace safety, wellness and employee engagement to cultivate a rewarding and long-lasting work relationship.

Community Commitment
Arrow remains dedicated to strengthening the financial well-being of the communities we serve. One of the strongest ways we care for our communities is through our charitable contributions, partnerships and volunteerism. Since 2019, Arrow and our team members have donated more than $3 million to non-profit organizations in our service area. We also engage in community development efforts through measurable and impactful employee volunteerism, financial literacy initiatives and strategic partnerships with local organizations to meet the financial needs of the low- to moderate-income population. To further assist our communities, we have a lending program to facilitate first-time home ownership.

Environmental Considerations
We seek to operate efficiently and responsibly, incorporating sustainability measures and complying with environmental regulations. This includes investments in energy-efficient infrastructure throughout our footprint and providing and encouraging the use of digital banking solutions that reduce environmental impact.

Governance and Risk Management
Arrow maintains a strong corporate governance framework with independent board oversight, sound risk management and a commitment to data security and privacy. We adhere to rigorous compliance standards and proudly maintain a culture of accountability and ethical business practices.

I. EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of the executive officers of Arrow and positions held by each are presented in the following table:

Name	Age	Positions Held and Years from Which Held
David S. DeMarco	63
President and Chief Executive Officer of Arrow and Arrow Bank since May 13, 2023. Mr. DeMarco joined the Company in 1987 as a commercial lender and since that time has served in positions of increasing responsibility within the organization. In 2012, he was named President and CEO of SNB. In May 2023, he was named President and CEO of the Company and GFNB. He holds a bachelor’s degree in finance from the University of Texas at Austin. Mr. DeMarco is a graduate of the Adirondack Regional Chamber of Commerce’s Leadership Program and the Stonier Graduate School of Banking. He serves as a Director of the Company and Arrow Bank and sits on the boards of various non-profits dedicated to healthcare and economic development.

Penko Ivanov	56
Chief Financial Officer, Treasurer and Chief Accounting Officer of Arrow and Arrow Bank effective February 21, 2023 and Senior Executive Vice President since February 1, 2024. Mr. Ivanov joined the Company in 2023 with more than 30 years of experience in Financial Planning & Analysis, Controllership, SOX, Financial Reporting and Treasury. Mr. Ivanov previously served as CFO for Bankwell Financial Group, helping it almost double in size over six-plus years to $3.3 billion. He has held CFO positions at Darien Rowayton Bank and for Doral Bank’s U.S. Operations. He began his career with Ernst & Young and held accounting/ finance positions at PepsiCo, GE Capital and Bridgewater Associates. Mr. Ivanov holds an MBA and bachelor’s degree in accounting and finance from the University of South Florida. He is also Six Sigma Black Belt certified.

Michael Jacobs	54
Chief Information Officer of Arrow and Arrow Bank since February 1, 2024. Mr. Jacobs joined GFNB, in 2003 as Information Systems Manager. He was later promoted to Senior Vice President and then Executive Vice President. As Chief Information Officer, Mr. Jacobs guides the Company’s strategic technology plans. He has more than 30 years of experience in the community banking industry, having previously served as Operations Manager at Cohoes Savings Bank and Item Processing Manager at Hudson River Bank and Trust. Mr. Jacobs earned a bachelor’s degree in finance from Siena College and an associate degree in business administration from Hudson Valley Community College.

David D. Kaiser	64
Senior Executive Vice President and Chief Credit Officer of Arrow and Arrow Bank since February 2022. Mr. Kaiser joined the Company in 2001 as Vice President and Commercial Loan Officer. He served as Corporate Banking Manager and was later promoted to Senior Vice President, before being named Chief Credit Officer in 2011, followed by promotions to Executive Vice President and Senior Executive Vice President. Prior to joining the Company, he spent 15 years in the Capital Region as a Commercial Loan Officer. Mr. Kaiser has a bachelor’s degree in business administration from Siena College. Mr. Kaiser actively serves on boards of numerous community organizations.

Brooke Pancoe	39
Chief Human Resources Officer of Arrow and Arrow Bank since February 1, 2024. Ms. Pancoe joined the Company in 2018 as Director of Human Resources. In her current role as Chief Human Resources Officer, she has executive oversight of the Company’s human resource strategies, which includes organizational design and succession planning, talent acquisition and retention, performance management, professional development and compensation and benefits. Prior to joining the Company, Ms. Pancoe held various human resource management roles within the power generation and engineering services industry. Ms. Pancoe holds a bachelor’s degree in psychology from Clark University in Worcester, MA, and an MBA from the University at Albany. In addition, she maintains a certified professional human resources designation.

Andrew J. Wise	58
Senior Executive Vice President and Chief Risk Officer of Arrow and Arrow Bank since February 1, 2024. Mr. Wise joined the Company in 2016 as Senior Vice President of Administration for GFNB. He has since been promoted to Senior Executive Vice President and Chief Risk Officer of the Company. He has more than 30 years of experience building and leading both community banks and bank-owned insurance agencies. Mr. Wise previously served as Vice President and CISO for The Adirondack Trust Company and acted as Executive Vice President, COO for Wise Insurance Brokers, Inc. He has extensive experience in designing, implementing and managing workflows and delivering operational efficiency. He holds a bachelor’s degree from Boston University’s School of Management.

Marc J. Yrsha	46
Chief Banking Officer of Arrow and Arrow Bank since February 1, 2024. Mr. Yrsha joined the Company in 2015. As Chief Banking Officer, Mr. Yrsha oversees the strategic direction of the Retail Banking unit, which includes retail deposits and lending, business development, consumer payments, business services, municipal banking, as well as small business and retail lending. In addition, Mr. Yrsha oversees the Wealth Management division and Marketing. Prior to joining our Company, Mr. Yrsha spent time in retail leadership, retail and commercial lending at large regional and community banks within the Arrow footprint. Mr. Yrsha is active in the community serving in leadership roles on a variety of boards. He is a graduate of Castleton University in Vermont and the Adirondack Regional Chamber of Commerce’s Leadership Adirondack Program.

J. AVAILABLE INFORMATION
Arrow's Internet address is www.arrowfinancial.com.  The Company makes available, free of charge, on or through Arrow's website, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as practicable after they are filed or furnished with the SEC pursuant to the Exchange Act.  We intend to use our website to disclose material non-public information and various other documents related to corporate operations, the charters of principal board committees, and codes of ethics and to comply with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following and reviewing our news releases, filings with the SEC and other presentations.  The Company has adopted a financial code of ethics that applies to Arrow’s chief executive officer, chief financial officer and principal accounting officer and a business code of ethics that applies to all directors, officers and employees of Arrow and its subsidiaries. Both of these can be found at: https://www.arrowfinancial.com/Corporate/Governance.

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

MACROECONOMIC AND INDUSTRY RISKS

Arrow remains subject to inflationary risk which could adversely impact our business and our customers. Beginning in the first half of 2022, the FRB steadily increased in benchmark interest rates in response to signs of growing inflation. Although the FRB cut certain benchmark interest rates twice in the second half of 2024, the inflationary outlook remains uncertain. Should interest rates rise, the value of our investment securities, particularly those with longer maturities, would likely decrease (although this effect may be mitigated for floating rate instruments). Further, continued inflation increases the cost of operational expenses which increases our noninterest expenses. Additionally, our customers may be affected by inflation, which could have a negative impact on their ability to repay loans. Finally, a return to a higher inflationary environment may discourage our customers from pursuing new loans.

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

Any future economic or financial downturn, including any significant correction in the equity markets, could adversely affect Arrow's volume of income attributable to, and demand for, fee-based services of Arrow Bank, including the Company's fiduciary business, which could negatively impact Arrow's financial condition and results of operations. Revenues from trust and wealth management business are dependent on the level of assets under management. Any significant downturn in the equity markets may lead Arrow's trust and wealth management customers to liquidate their investments, or may diminish account values for those customers who elect to leave their portfolios with Arrow, in either case reducing assets under management and thereby decreasing revenues from this important sector of the business. Other fee-based businesses are also susceptible to a sudden economic or financial downturn.
Moreover, weak or worsening economic conditions often lead to difficulties in other areas of its business, including growth of its business generally, thereby compounding the negative effects on earnings.

Arrow operates in a highly competitive industry and market areas that could negatively affect growth and profitability. Competition for commercial banking and other financial services is fierce in Arrow's market areas. In one or more aspects of business, Arrow Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Additionally, due to their size and other factors, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services, than Arrow and its subsidiaries can. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. In addition, many of Arrow's competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Failure by Arrow to offer competitive services in Arrow's market areas could significantly weaken Arrow's market position, adversely affecting growth, which, in turn, could have a material adverse effect on Arrow's financial condition and results of operations.

The financial services industry is faced with technological advances and changes on a continuing basis, and failure to adapt to these advances and changes could have a material adverse impact on Arrow's business. Technological advances and changes in the financial services industry are pervasive and constant. The retail financial services sector, like many other retail goods and services sectors, is constantly evolving, involving new delivery and communications systems and technologies that are extraordinarily far-reaching and impactful. For Arrow to remain competitive, Arrow must adapt to these systems and technologies. Proper implementation of new technologies can increase efficiency, decrease costs and help to meet customer demand. However, many competitors have greater resources to invest in technological advances and changes. Arrow may not always be successful in utilizing the latest technological advances in offering its products and services or in otherwise conducting its business. Failure to identify, consider, adapt to and implement technological advances and changes could have a material adverse effect on business. In particular the use or implementation of AI and generative AI technologies can have a significant impact. Arrow is still evaluating the potential threats and uses of this technology.

Problems encountered by other financial institutions could adversely affect Arrow. Arrow Bank's ability to engage in routine funding transactions could be adversely affected by financial or commercial problems confronting other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. Arrow has exposure to many different counterparties in the normal course of business, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by Arrow Bank or by other financial institutions on whom Arrow Bank relies or with whom Arrow Bank interacts. Some of these transactions expose Arrow Bank to credit and other potential risks in the event of default of Arrow Bank's counterparty or client. In addition, credit risk may be exacerbated when the collateral held by Arrow Bank cannot be liquidated or only may be liquidated at prices not sufficient to recover the full amount due Arrow under the underlying financial instrument held by Arrow. There is no assurance that any such losses would not materially and adversely affect the results of operations of Arrow.

OPERATIONAL RISKS

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
The computer systems and network infrastructure that Arrow uses are always vulnerable to unforeseen disruptions, including theft of confidential customer information (“identity theft”) and interruption of service as a result of fire, natural disasters, explosion, general infrastructure failure, cyberattacks or other security problems. These disruptions may arise in Arrow's internally developed systems, or the systems of our third-party service providers or may originate from the actions of our consumer and business customers who access our systems from their own networks or digital devices to process transactions. Information security and cybersecurity risks have increased significantly in recent years because of consumer demand to use the Internet and other electronic delivery channels to conduct financial transactions. Cybersecurity risk and other security problems are a major concern to financial services regulators and all financial service providers, including Arrow. These risks are further exacerbated due to the increased sophistication and activities of organized crime, hackers, terrorists and other disreputable parties. Arrow regularly assesses and tests security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of Arrow's controls and processes to protect its systems, data and networks from attacks or unauthorized access remain a priority. Accordingly, Arrow may be required to expend additional resources to enhance its protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of Arrow's system security could result in disruption of its operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect Arrow's earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging Arrow's reputation and undermining its ability to attract and keep customers. In addition, if Arrow fails to observe any of the cybersecurity requirements in federal or state laws, regulations or regulatory guidance, Arrow could be subject to various sanctions, including financial penalties. For additional information on Arrow’s cybersecurity protocols and the management and oversight thereof, please see Item 1C. Cybersecurity, below.

Business could suffer if Arrow loses key personnel unexpectedly. Arrow's success depends, in large part, on Arrow's ability to retain key personnel for the duration of their expected terms of service. On an ongoing basis, Arrow prepares and reviews back-up plans, in the event key personnel are unexpectedly rendered incapable of performing or depart or resign from their positions. However, any sudden unexpected change at the senior management level may adversely affect business.

Health emergencies may adversely affect Arrow’s business activities, financial condition and results of operations. The business of Arrow and its subsidiaries depends on the willingness and ability of its customers to conduct financial transactions. Health emergencies could disrupt the business, activities, and operations of Arrow’s customers, as well as Arrow's business and operations.
Arrow has taken steps to mitigate the risk of harm to its employees and customers and to its operations from health emergencies or other events through its business continuity plan. If a health emergency has an adverse effect on (i) customer deposits, (ii) the ability of borrowers to satisfy their obligations, (iii) the demand for loans or other financial products and services, (iv) the ability of Arrow’s personnel and third party service providers to perform effectively, (v) financial markets, real estate markets, or economic growth, or (vi) other aspects of operations, then Arrow’s liquidity, financial condition and/or results of operations may be materially and adversely affected.

Arrow may not realize the anticipated benefits of unifying its two former subsidiary banks into one bank. On December 31, 2024, Arrow merged its two former subsidiary banks into one subsidiary bank, and changed the name of the unified institution to Arrow Bank. Arrow anticipates the unification will simplify the bank’s brand identity, strengthen its market presence, create operational efficiencies, and enhance Arrow's ability to pursue its strategic growth objectives; however, Arrow could experience additional costs associated with rebranding and integrating operations, disruptions to company operations, or a loss of customers or brand awareness, any of which could have a material impact on our operations.

FINANCIAL RISKS

Arrow is subject to interest rate risk, which could adversely affect profitability. Profitability depends to a large extent on Arrow's net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in monetary policy, including changes in interest rates, could influence not only the interest received on loans and securities and the amount of interest paid on deposits and borrowings, but also (i) Arrow's ability to originate loans and obtain deposits, (ii) the fair value of financial assets and liabilities, and (iii) the average duration of mortgage-backed securities portfolio. If the interest rates Arrow pays on deposits and other borrowings increase at a faster rate than the interest rates received on loans, securities and other interest-earning investments, net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Changes in interest rates, whether they are increases or decreases, can also trigger repricing and changes in the pace of payments for both assets and liabilities.

Arrow Bank's allowance for possible credit losses may be insufficient, and an increase in the allowance would reduce earnings. Arrow Bank's loan quality is affected by the condition of the economy. Like other financial institutions, Arrow Bank maintains an allowance for credit losses to provide for probable credit losses at the balance sheet date. While Arrow Bank has continued to enjoy a very high level of quality in its loan portfolio generally and very low levels of loan charge-offs and non-performing loans, if the economy in Arrow Bank's geographic market area should deteriorate to the point that recessionary conditions return, or if the regional or national economy experiences a protracted period of stagnation, the quality of our loan portfolio may weaken so significantly that its allowance for loan losses may not be adequate to cover actual or expected loan losses. In such events, Arrow Bank may be required to increase its provisions for credit losses and this could materially and adversely affect financial results. The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for credit losses is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loss experience and loan underwriting policies. In addition, Arrow Bank evaluates all loans identified as problem loans and augments the allowance based upon an estimation of the potential loss associated with those problem loans. Additions to the allowance for credit losses decrease net income through provisions for credit losses. Arrow Bank's regulators, in reviewing the loan portfolio as part of a regulatory examination, may from time to time require Arrow Bank to increase the allowance for credit losses, thereby negatively affecting earnings, financial condition and capital ratios at that time. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans and leases, identification of additional problem loans and other factors, both within and outside of Arrow's control. Additions to the allowance could have a negative impact on Arrow Bank's results of operations, which would impact the Company's results of operations.

The increasing complexity of Arrow's operations presents varied risks that could affect earnings and financial condition. Arrow processes a large volume of transactions on a daily basis and is exposed to numerous types of risks related to internal processes, people and systems. These risks include, but are not limited to, the risk of fraud by persons inside or outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, breaches of data security, human error or negligence, and Arrow's internal control system and compliance with a complex array of consumer protection and safety and soundness regulations. Arrow could also experience additional loss as a result of potential legal actions that could arise as a result of operational deficiencies or as a result of noncompliance with applicable laws and regulations.

Arrow’s financial condition and the results of its operations could be negatively impacted by changes in its liquidity position. Arrow’s liquidity can be significantly and negatively impacted by factors outside the Company’s control, including general disruptions in the financial markets, governmental fiscal and monetary policies, regulatory changes, negative investor perceptions of Arrow’s creditworthiness, unexpected increases in cash or collateral requirements and the consequent inability to monetize available liquidity resources. Further, competition for deposits has continued to increase in recent years, including as a result of online banks and digital banking and fixed income alternatives for customer funds. Continued or increased competition for deposits in the current higher interest rate environment could negatively impact Arrow’s liquidity going forward.

In addition, as a holding company, Arrow relies on interest, dividends, distributions and other payments from Arrow Bank to fund dividends as well as to satisfy its debt and other obligations. Limitations on the payments that Arrow receives from Arrow Bank could also impact Arrow’s liquidity. A bank holding company is required by law to act as a source of financial and managerial strength for Arrow Bank. As a result, Arrow may be required to commit resources to Arrow Bank, even if doing so is not otherwise in the interests of the Company, its shareholders or its creditors, which could reduce the amount of funds available to meet its obligations.

Arrow could recognize losses on securities held in its securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate. Factors beyond Arrow's control can significantly influence and cause potential adverse changes to the fair value of securities in its portfolio. These types of factors include, but are not limited to, rating agency downgrades of the securities, its own analysis of the value of the securities, defaults by the issuers or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors, as well as changing economic and market conditions, generally, could cause other-than-temporary impairments, realized or unrealized losses in future periods and declines in other comprehensive income, any of which could have a material adverse effect on the business, financial condition, results of operations and growth prospects.

RISKS RELATED TO OWNING OUR COMMON STOCK

The Company relies on the operations of its subsidiaries to provide liquidity, which, if limited, could impact Arrow's ability to pay dividends to its shareholders or to repurchase its common stock. Arrow is a single bank holding company, a separate legal entity from its subsidiaries. The bank holding company does not have significant operations of its own. The ability of the subsidiaries, including Arrow Bank and the insurance subsidiary, to pay dividends is limited by various statutes and regulations. It is possible, depending upon the financial condition of Arrow's subsidiaries and other factors, that the subsidiaries might be restricted at some point in the ability to pay dividends to Arrow, including by a bank regulator asserting that the payment of such dividends or other payments would constitute an unsafe or unsound practice. In addition, under federal banking law, Arrow is subject to consolidated capital requirements at the holding company level. If Arrow or Arrow Bank is required to retain or increase capital, Arrow may not be able to maintain the cash dividends or pay dividends at all, or to repurchase shares of Arrow's common stock.

LEGAL, TAX, REGULATORY AND COMPLIANCE RISKS

Federal banking statutes and regulations could change in the future, which may adversely affect Arrow. Arrow Bank is subject to extensive federal and state banking regulations and supervision. Banking laws and regulations are intended primarily to protect bank depositors’ funds (and indirectly the Federal Deposit Insurance Fund) as well as bank retail customers, who may lack the sophistication to understand or appreciate bank products and services. These laws and regulations generally are not, however, aimed at protecting or enhancing the returns on investment enjoyed by bank shareholders.
Arrow Bank's depositor/customer awareness of the changing regulatory environment is particularly true of the set of laws and regulations under Dodd-Frank, which were passed in the aftermath of the 2008-09 financial crisis and in large part were intended to better protect bank customers (and to some degree, banks) against a wide variety of lending products and aggressive lending practices that pre-dated the crisis and are seen as having contributed to its severity. Although not all banks offered such products or engaged in such practices, all banks are affected by these laws and regulations to some degree.
Dodd-Frank restricts Arrow Bank's lending practices, requires us to expend substantial additional resources to safeguard customers, significantly increases its regulatory burden, and subjects Arrow Bank to significantly higher minimum capital requirements which, in the long run, may serve as a drag on its earnings, growth and ultimately on its dividends and stock price (the Dodd-Frank capital standards are separately addressed in a previous risk factor).
Although the Economic Growth Act and similar initiatives may mitigate the impact of Dodd-Frank, other statutory and regulatory changes including additional guidance and interpretations of existing rules and requirements could add to the existing regulatory burden imposed on banking organizations like Arrow Bank, resulting in a potential material adverse effect on Arrow's financial condition and results of operations.

Capital and liquidity standards require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case. Capital standards, particularly those adopted as a result of Dodd-Frank, continue to have a significant effect on banks and bank holding companies, including Arrow. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to liquidity and capital levels, may at some point limit business activities, including lending, and our ability to expand. It could also result in Arrow being required to take steps to increase regulatory capital and may dilute shareholder value or limit the ability to pay dividends or otherwise return capital to investors through stock repurchases. The Capital Rules promulgated under Dodd-Frank will remain applicable to Arrow.

Non-compliance with the Patriot Act, Bank Secrecy Act, or other anti-money laundering laws and regulations could result in fines or sanctions and restrictions on conducting acquisitions or establishing new branches. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the Patriot Act) and the Bank Secrecy Act require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with FinCEN. Federal anti-money laundering rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, and restrictions on conducting acquisitions or establishing new branches. The policies and procedures Arrow has adopted that are designed to assist in ensuring compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

Arrow, through Arrow Bank, is subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties. CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on Arrow's business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments - None

Item 1C.     Cybersecurity

Regulatory Supervision
Arrow and its subsidiaries are subject to the provisions in the Gramm-Leach-Bliley Act relating to data security, as well as many federal and state laws, regulations and regulatory interpretations which impose standards and requirements related to cybersecurity.
In July 2023, the SEC adopted amendments intended to enhance and standardize disclosures related to cybersecurity. The amendments were effective in December 2023 and require timely disclosure of material cybersecurity incidents and annual disclosures related to cybersecurity risk management, strategy, and governance. Under the new rules, a material cybersecurity incident is required to be disclosed on a Form 8-K within four business days after the learning of a material incident. The SEC has defined a cybersecurity incident to mean “an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through a registrant’s information systems that jeopardizes the confidentiality, integrity, or availability of a registrant’s information systems or any information residing therein.” Arrow has undertaken and implemented a number of procedures and control steps to comply with these expanded cybersecurity reporting requirements as outlined below.

Cybersecurity Risk Management & Strategy
Arrow has implemented processes designed to oversee and identify risk from cybersecurity breaches. Arrow’s cybersecurity risk management and data security program is an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. Arrow employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent cybersecurity threats. Our security framework involves processes for detection, identification, protection and response to a cybersecurity incident. Additionally, we are well prepared for recovery in the case of a cybersecurity incident with proper vendor support as well as backups both online and offline. Arrow also regularly assesses and tests its security systems and disaster preparedness, including the adequacy and functionality of its backup systems.
Arrow also regularly reviews and updates its existing internal controls and procedures and corporate governance policies and procedures intended to protect its business operations, which includes the security and privacy of the confidential information of its customers. In addition, Arrow engages a variety of vendors to meet data processing and communication needs. Arrow communicates and works directly with all of our critical information technology ("IT") vendors to resolve issues and install releases. We perform business continuity plan testing on a periodic basis.
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
Arrow’s Board of Directors, Chief Information Officer, Director of IT and the Enterprise Risk Management (“ERM”) committee at the senior management level all have a role in the cybersecurity risk management program. The Board receives periodic reports from the ERM committee, which is chaired by the Director of Compliance and Risk and includes executive, senior, and other designated managers as appropriate.

Item 2. Properties
Arrow's main office is at 250 Glen Street, Glens Falls, New York. The building is owned by Arrow Bank National Association and serves as the main office for Arrow and Arrow Bank. In 2023, Arrow completed a multi-year renovation project to enhance and improve the downtown Glens Falls Main Campus. The renovations provide added energy efficiency, productivity, and more collaborative work space. This project provides for a renovated and more functional Main Office branch and lending space for customers. Arrow's investment in its downtown campus dates back to 2012 with the construction of our 20 South Street Building and has continued with phased improvements to other adjacent properties. Arrow Bank owns 26 branch banking offices, leases 12 branch banking offices, leases two residential loan origination offices and a business development office, all at market rates. Two of the 12 leased locations reflect the long term lease of property upon which Arrow owns buildings. Arrow's insurance agency is co-located in seven bank-owned branches, as well as two leased insurance offices. Arrow also leases a maintenance building and parking lots near the main office in Glens Falls as well as land and additional office space within our footprint to support our business.
In the opinion of management, the physical properties of Arrow and its subsidiaries are suitable and adequate.  For more information on Arrow's properties, see Notes 2, Summary of Significant Accounting Policies, 6, Premises and Equipment, and 18, Leases, to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

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
As previously disclosed in certain of the Company’s filings with the SEC, on June 23, 2023, Robert C. Ashe filed a putative class action complaint (the "Ashe Lawsuit") against the Company in the United States District Court for the Northern District of New York. In addition to the Company, the complaint names as defendants Thomas J. Murphy, the Company’s former CEO and from September 30, 2022 to February 20, 2023, its interim CFO, Edward J. Campanella, the Company’s former CFO, and Penko Ivanov, the Company’s current CFO (“Individual Defendants” and, together with the Company, the "Defendants"). The complaint alleges that the Defendants made materially false and misleading statements regarding the Company’s business, operations and compliance policies in the Company’s public filings between March 12, 2022 and May 12, 2023. The complaint further alleges that the Individual Defendants are liable for these materially false and misleading statements as "controlling persons" of the Company. Based on these allegations, the complaint brings two claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and of Section 20(a) of the Exchange Act. Mr. Ashe, on behalf of a purported class of shareholders, seeks compensatory damages as well as recovery of the costs and fees associated with the litigation. On December 5, 2023, plaintiff Ashe filed an amended complaint that changed the putative class period to the period from August 5, 2022 through May 12, 2023, but challenged substantially the same statements on the same basis. On February 9, 2024, the Company moved to dismiss the action in its entirety. On June 7, 2024, the parties reached a settlement (subject to court approval.) On February 13, 2025 the court approved the settlement, which did not have a material impact on the Company’s financial results or financial position and was fully recognized during 2023 and the first quarter of 2024.
On December 12, 2023 the Company became aware that Stephen Bull filed a complaint (the "Shareholder Derivative Complaint") on behalf of Arrow against the three Individual Defendants, as well as against all members of Arrow’s board of directors during the class period in Ashe. The Company is named solely as a nominal defendant in the action and would be the beneficiary of any recovery. The Shareholder Derivative Complaint alleges breaches of fiduciary duty (i) by the Ashe individual defendants based on substantially the same allegedly misleading statements pleaded in the Ashe complaint; and (ii) the director defendants by failing to adequately oversee the individual defendants and maintain internal and disclosure controls. Plaintiffs seek (i) unspecified damages (which would be payable to the Company) for costs incurred as a result of the alleged misstatements, including costs of investigation, remediation, and litigation, (ii) repayment of the director defendants’ compensation on an unjust enrichment theory, and (iii) an order directing the Company to take all necessary actions to reform and improve its corporate governance, and (iv) the recovery of costs and fees associated with the litigation. The Shareholder Derivative Complaint also asserts various federal securities claims based on the same alleged misrepresentations as set forth in the Ashe Lawsuit. The parties have reached a settlement in principle (subject to review and approval by a court) under which the Company has agreed to make certain adjustments to its governance structure and processes. The parties are continuing to negotiate the final settlement terms. The agreed upon settlement is not expected to have a material impact on the Company's financial results or position.

Item 4. Mine Safety Disclosures - None

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Arrow's common stock is traded on the Global Select Market of the National Association of Securities Dealers, Inc. ("NASDAQ®") Stock Market under the symbol AROW.
Based on information received from Arrow's transfer agent and various brokers, custodians and agents, Arrow estimates there were approximately 10,000 beneficial owners of Arrow’s common stock at December 31, 2024. Arrow has no other class of stock outstanding.

Equity Compensation Plan Information
The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2024. These equity compensation plans were (i) the 2022 Long-Term Incentive Plan ("LTIP") and its predecessors; (ii) the Amended and Restated 2011 Employee Stock Purchase Plan ("ESPP") and its predecessors; and (iii) the 2023 Directors' Stock Plan ("DSP") and its predecessors. The LTIP, the DSP and the ESPP have been approved by Arrow's shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, Restricted Stock Awards, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)(2)(3)	268,271	$29.50	735,944
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	268,271		735,944

(1)The total of 268,271 shares listed in column (a) includes shares which are issuable pursuant to outstanding stock options and restricted stock awards granted under the LTIP or its predecessor plans.
(2)The total of 735,944 shares listed in column (c) includes (i) 392,331 shares of common stock available for future award grants under the LTIP, (ii) 288,082 shares of common stock available for future issuance under the ESPP and (iii) 55,531 shares of common stock available for future issuance under the DSP.
(3)The Weighted-Average Exercise Price listed in column (b) reflects the weighted-average exercise price of the 246,453 outstanding stock options, the only outstanding equity compensation with an exercise price, included in the column (a) total of 268,271.

STOCK PERFORMANCE GRAPH
The following graph provide a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the ABA NASDAQ Community Bank TRBanks Index, the Zacks $1B-$5B Bank Assets Index, the KBW Bank Index, the KBW Regional Bank Index and the NASDAQ Composite Index for the five-year period from December 31, 2019 to December 31, 2024.
The historical information in the graph may not be indicative of future performance of Arrow stock on the various stock indices.

## Comparison of 5 Year Cumulative Total Return for 5 Year Period Ended December 31, 2024
## (Assumes Initial Investment of $100 at December 31, 2019)

225
200
175
150
125
100
75
2019
2020
2021
2022
2023
2024
Arrow Financial Corporation
Russell 2000 Index
KBW Bank Index
KBW Regional Bank Index
NASDAQ Composite Index
ABA NASDAQ Community BankTR
Zacks $1B - $5B Bank Assets Index

Effective with the Annual Report on Form 10-K for the year ended December 31, 2025, Arrow will be eliminating the ABA NASDAQ Community Bank TR index and the Zacks $1B - $5B Bank Assets Index and replacing them with the KBW Bank Index, the KBW Regional Bank Index, and the NASDAQ Composite Index which are more commonly used for financial institutions of Arrow's size.
The preceding stock performance graph shall not be deemed incorporated by reference, by virtue of any general statement contained herein or in any other filing incorporated by reference herein, into any other SEC filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates this information by reference into such filing, and shall not otherwise be deemed filed as part of any such other filing.

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about repurchases by Arrow during the three months ended December 31, 2024 of Arrow's common stock (the only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934). In October 2023, the Board of Directors expanded its existing stock repurchase program (the "2022 Repurchase Program") by $5 million, bringing the total availability under the repurchase program to $9.1 million, and removed the expiration date previously incorporated into the 2022 Repurchase Program. In the first half of 2024, Arrow repurchased approximately $6.4 million (263,000 shares of its common stock) under the 2022 Repurchase Program and fully utilized the $9.1 million authorized program amount.
On April 24, 2024, the Board approved a new stock repurchase program (the "2024 Repurchase Program"), under which the Board authorized management, in its discretion, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock. No shares were purchased under the 2024 Repurchase Program during the year ended December 31, 2024. In the first quarter of 2025 through March 13, 2025, Arrow repurchased approximately $3.3 million (126,067 shares) of its common stock under the 2024 Repurchase Program.

Fourth Quarter 2024 Calendar Month	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	—	$—	—	$5,000,000
November	—	—	—	5,000,000
December	—	—	—	5,000,000
Total	—	—	—

1 No shares were purchased in the open market under the ESOP on behalf of the participants under the ESOP by the administrator of the ESOP or by Arrow pursuant to the Company's 2024 Repurchase Program.
2 No shares were acquired under the 2024 Repurchase Program in October, November or December 2024.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended	12/31/2024	9/30/2024	6/30/2024	3/31/2024	12/31/2023
Selected Twelve-Month Information
Dollars in thousands, except per share amounts
2022 share and per share amounts have been restated for the September 2023 3% stock dividend

	2024	2023	2022
Net Income	$29,709	$30,075	$48,799
Transactions Recorded in Net Income (Net of Tax):
Net Changes in Fair Value of Equity Investments	95	(67)	315

Period End Shares Outstanding[1]	16,743	16,942	17,048
Basic Average Shares Outstanding[1]	16,739	17,037	17,008
Diluted Average Shares Outstanding[1]	16,745	17,037	17,059
Basic Earnings Per Share[1]	$1.77	$1.77	$2.86
Diluted Earnings Per Share[1]	1.77	1.77	2.86
Cash Dividends Per Share[1]	1.09	1.06	0.99
Average Assets	4,266,721	4,084,519	4,047,480
Average Equity	384,858	362,781	360,095
Return on Average Assets	0.70%	0.74%	1.21%
Return on Average Equity	7.72%	8.29%	13.55%
Average Earning Assets	$4,102,954	$3,948,708	$3,902,077
Average Interest-Bearing Liabilities	3,126,495	2,903,925	2,834,266
Interest Income	194,993	162,564	129,651
Interest Income, Tax-Equivalent*	195,638	163,328	130,737
Interest Expense	83,261	57,732	11,308
Net Interest Income	111,732	104,832	118,343
Net Interest Income, Tax-Equivalent*	112,377	105,596	119,429
Net Interest Margin	2.72%	2.65%	3.03%
Net Interest Margin, Tax-Equivalent*	2.74%	2.67%	3.06%
Efficiency Ratio Calculation*[4]
Noninterest Expense	$97,268	$93,048	$81,530
Less: Intangible Asset Amortization	248	176	193
Net Noninterest Expense	97,020	92,872	81,337
Net Interest Income, Tax-Equivalent	112,377	105,596	119,429
Noninterest Income	28,074	29,117	30,898
Less: Net (Loss) Gain on Securities	(2,907)	(92)	427
Net Gross Income, Adjusted	$143,358	$134,805	$149,900
Efficiency Ratio*	67.68%	68.89%	54.26%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.60%	9.84%	9.80%
Total Stockholders’ Equity (i.e. Book Value)	$400,901	$379,772	$353,538
Book Value per Share	23.94	22.42	20.74
Intangible Assets	25,847	22,983	23,373
Tangible Book Value per Share [2]	22.40	21.06	19.37
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans	0.09%	0.07%	0.08%
Provision for Credit Losses as a Percentage of Average Loans	0.16%	0.11%	0.17%
Allowance for Credit Losses as a Percentage of Period-End Loans	0.99%	0.97%	1.00%
Allowance for Credit Losses as a Percentage of Nonperforming Loans	159.69%	147.82%	249.95%
Nonperforming Loans as a Percentage of Period-End Loans	0.62%	0.66%	0.40%
Nonperforming Assets as a Percentage of Total Assets	0.50%	0.51%	0.32%

*See "Use of Non-GAAP Financial Measures" on page 4.

Arrow Financial Corporation
Reconciliation of Non-GAAP Financial Information
(Dollars In Thousands, Except Per Share Amounts)

Footnotes:

1.	2022 share and per share data have been restated for the September 26, 2023, 3% stock dividend.

2.	Non-GAAP Financial Measure Reconciliation: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes the efficiency ratio provides investors with information that is useful in understanding its financial performance. Arrow defines efficiency ratio as the ratio of noninterest expense to net gross income (which equals tax-equivalent net interest income plus noninterest income, as adjusted).

CRITICAL ACCOUNTING POLICIES
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

Allowance for credit losses: The allowance for credit losses consists of the allowance for credit losses and the allowance for losses on unfunded commitments. Arrow adopted on January 1, 2021, Accounting Standards Updates (‘‘ASU’’) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘CECL’’) and its related amendments. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. Arrow then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, Arrow considers forecasts about future economic conditions that are reasonable and supportable. The allowance for losses on unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by Arrow. The allowance for losses on unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws. Arrow considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover Arrow's estimate of all expected credit losses over the expected contractual life of our loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate at this time, the allowance may need to be adjusted in the future due to changes in conditions or assumptions. The impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. Arrow's policy on the allowance for credit losses is disclosed in Note 2 to the consolidated financial statements of this Form 10-K.

A. OVERVIEW
The following discussion and analysis focuses on and reviews Arrow's results of operations for each of the years in the three-year period ended December 31, 2024 and the financial condition as of December 31, 2024 and 2023.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Consolidated Financial Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of 2024 Financial Results: Net income for 2024 was $29.7 million, down from $30.1 million for 2023.
Diluted earnings per share (EPS) was $1.77 for 2024, unchanged from 2023. ROE and ROA were 7.72% and 0.70%, respectively, as compared to 8.29% and 0.74%, respectively, for 2023.
Net interest income for the year ended December 31, 2024 was $111.7 million, an increase of $6.9 million, or 6.6%, from the prior year. Compared to the prior year, the increase was primarily due to interest income outpacing growth in interest expense. Interest and fees on loans were $171.3 million for the year ended December 31, 2024, an increase of 20.6% from $142.0 million for the year ended December 31, 2023. The increase was primarily driven by loan growth and higher loan rates. Interest expense for the year ended December 31, 2024 was $83.3 million. This represents an increase of $25.5 million, or 44.2%, from $57.7 million in interest expense for the prior-year period. The increase in interest expense was driven primarily by higher deposit rates and changes in deposit composition.
Net interest margin was 2.72% (2.74% FTE1) for the year ended December 31, 2024, as compared to 2.65% (2.67% FTE) for the year ended December 31, 2023.
For the year ended December 31, 2024, the provision for credit losses was $5.2 million, compared to $3.4 million in the prior year. The key drivers for the provision for credit losses in 2024 were loan growth, charge-offs, and changes to the portfolio mix/age due to fourth-quarter commercial loan growth, partially offset by changes to the economic forecast factors embedded in the credit loss allowance model, as well as qualitative factors relating to local and Arrow-specific conditions.
Non-interest expense for the year ended December 31, 2024 increased by $4.2 million, or 4.5%, to $97.3 million, as compared to $93.0 million in 2023. The largest component of non-interest expense is salaries and benefits paid to our employees, which totaled $52.7 million in 2024 and increased $5.0 million, or 10.6%, from the prior year. The increase was related to headcount increases to support additional control and compliance initiatives and our growing organization. Salaries and benefits were also impacted by inflation-driven wage increases and rising benefit costs.
1 FTE net interest margin is a non-GAAP measure. See reconciliation on Note 3 to the Selected Quarterly Information.

The provision for income taxes for 2024 was $7.6 million, compared to $7.4 million for 2023. The effective income tax rates for 2024 and 2023 were 20.5% and 19.8%, respectively. The increase in the effective tax rate was primarily the result of reduced tax exempt income in 2024.
Total assets were $4.3 billion at December 31, 2024, an increase of $136.5 million, or 3.3%, compared to December 31, 2023. The increase over the prior year was primarily driven by loan growth.
Total investments were $570.8 million at December 31, 2024, a decrease of $65.4 million, or 10.3%, compared to December 31, 2023. The decrease was driven primarily by paydowns and maturities, the proceeds of which were primarily used to fund loan growth in 2024. The minor repositioning of the investment portfolio in the fourth quarter did not materially impact the overall investment balance. There were no credit quality issues identified related to the investment portfolio.
On December 20, 2024, Arrow sold approximately $75 million of lower-yielding available-for-sale investments with an average book yield of approximately 0.6% and weighted average remaining life of 1.3 years, recognizing a pre-tax loss on the sale of approximately $3.0 million. Proceeds from the sale have been redeployed into higher-yielding available-for-sale investments with an average book yield of approximately 4.4% and weighted average remaining life of 4.5 years. The expected earn-back period of these investment transactions is approximately 1.1 years. Based on current market interest rates, the transaction is expected to improve Arrow's net interest income by approximately $2.7 million for 2025 and beyond, due to increased duration within the portfolio. Year end regulatory capital ratios were not materially impacted as the new investments carry a lower risk weighting than the securities that were sold. Year-end tangible common equity and tangible book value were not impacted.
At December 31, 2024, total loan balances reached $3.4 billion. Loan growth for the fourth quarter was $59 million2. Loan growth for the year was $185 million3 or 5.8%. Loan growth was spread across all loan products.
The allowance for credit losses was $33.6 million at December 31, 2024, an increase of $2.3 million from December 31, 2023. The allowance for credit losses at year-end 2024 represented 0.99% of loans outstanding, an increase from 0.97% at year-end 2023. Asset quality remained solid at December 31, 2024. Net loan charge-offs, expressed as an annualized percentage of average loans outstanding, were 0.09% for the year ended December 31, 2024, as compared to 0.07% for the prior year. Nonperforming assets of $21.5 million at December 31, 2024, represented 0.50% of period-end assets, compared to $21.5 million or 0.51% at December 31, 2023.
At December 31, 2024, total deposit balances were $3.8 billion, an increase of $140.4 million, or 3.8%, from the prior-year level. Non-municipal deposits, excluding brokered CDs, decreased by $57.6 million and municipal deposits decreased by $12.2 million, each as compared to December 31, 2023. Non-interest bearing deposits decreased by $55.4 million, or 7.3%, during 2024, and represented 18.4% of total deposits at year-end, as compared to the prior-year level of 20.6%. At December 31, 2024, total time deposits, excluding brokered CDs, increased $36.0 million from the prior-year level. The change in composition of deposits was primarily due to pressure from competitive rate pricing and the migration from low to higher costing products.
Total borrowings were $8.6 million at December 31, 2024, a decrease of $17.9 million, or 67.5%, compared to December 31, 2023.
Total shareholders’ equity was $400.9 million at December 31, 2024, an increase of $21.1 million, or 5.6%, from December 31, 2023. Arrow's regulatory capital ratios remained strong in 2024. At December 31, 2024, Arrow's Common Equity Tier 1 Capital Ratio was 12.71% and the Total Risk-Based Capital Ratio was 14.47%. The capital ratios of Arrow and Arrow Bank continued to significantly exceed the “well capitalized” regulatory standards.
The changes in net income, net interest income and net interest margin between the current and prior year are discussed in detail under the heading "Results of Operations," beginning on page 27.
Regulatory Capital and Stockholders' Equity: As of December 31, 2024, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, both Arrow, as well as Arrow Bank, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect.
Total stockholders' equity was $400.9 million at December 31, 2024, an increase of $21.1 million, or 5.6%, from December 31, 2023. The components of the change in stockholders' equity since year-end 2023 are presented in the Consolidated Statement of Changes in Stockholders' Equity on page 50. Total book value per share increased by 6.8% over the prior year level. The net increase in total stockholders' equity during 2024 principally reflected the following factors: (i) $29.7 million of net income for the year, (ii) other comprehensive income of $15.0 million and (iii) $1.5 million of equity related to various stock-based compensation plans, reduced by (iv) cash dividends of $18.3 million and (v) repurchases of common stock of $6.8 million. As of December 31, 2024, Arrow's closing stock price was $28.71, resulting in a trading multiple of 1.28 to Arrow's tangible book value. The Board of Directors declared and Arrow paid a cash dividend of $0.27 per share for the first three quarters of 2024, a cash dividend of $0.28 per share for the fourth quarter of 2024, and a $0.28 per share cash dividend for the first quarter of 2025.
Loan quality: Nonperforming loans were $21.0 million at December 31, 2024, a decrease of $0.1 million, or 0.5%, from year-end 2023. The ratio of nonperforming loans to period-end loans at December 31, 2024 was 0.62%, a decrease from 0.66% at December 31, 2023. Nonperforming loans are in various stages of work-out activities including, but not limited to, ongoing negotiations with the borrowers, borrowers looking to refinance with other lenders, potential foreclosures, as well as periodic
2 Excludes both $2.2 million fair value hedge adjustment at December 31, 2024 and $6.5 million fair value hedge adjustment at September 30, 2024
3 Excludes both $2.2 million fair value hedge adjustment at December 31, 2024 and $5.8 million fair value hedge adjustment at December 31, 2023.

updates to appraisals and cash flow analyses generated by the underlying collateral. Any future developments related to such activities may have a potential impact on financial results, however, the impact cannot be determined at this time.
Loans charged-off (net of recoveries) against the allowance for credit losses was $2.8 million for 2024, an increase of $779 thousand from 2023. The ratio of net charge-offs to average loans was 0.09% for 2024 and 0.07% for 2023. At December 31, 2024, the allowance for credit losses was $33.6 million, representing 0.99% of total loans, an increase of 2 basis points from the December 31, 2023 ratio.

Loans: As of December 31, 2024, total loans grew $181.6 million, or 5.7%, as compared to the balance at December 31, 2023.
◦    Commercial and Commercial Real Estate Loans: Combined, these loans comprised 28.1% of the total loan portfolio at period-end. Commercial loans are extended to businesses primarily located in Arrow's regional market area. There are no commercial real estate loans in major metropolitan areas. In addition, only approximately 2% of the total loan portfolio is comprised of office related property. Retail loans were approximately 3% of the total loan portfolio and hotels and motels were approximately 4% of the total loan portfolio. Overall, Arrow has minimal exposure to highly sensitive areas where large commercial and retail vacancies exist. Commercial property values in Arrow's region have largely remained stable. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
◦    Consumer Loans: These loans (primarily automobile loans) comprised approximately 33.0% of the total loan portfolio at period-end. Consumer automobile loans at December 31, 2024, were $1.1 billion, or 99.6% of this portfolio segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. Inflation and an elevated rate environment may limit the potential growth in this category.
◦    Residential Real Estate Loans: These loans, including home equity loans, made up 38.9% of the total loan portfolio at period-end. Demand for residential real estate has continued to remain strong. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards. Arrow has historically sold a portion of the residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and access to credit markets: Arrow did not experience any liquidity issues in recent years or in 2024. Arrow’s liquidity position provides the Company with the necessary flexibility to address any unexpected near-term disruptions.  Interest-bearing cash balances at December 31, 2024 were $127.1 million which represents a significant increase as compared to $105.8 million at December 31, 2023. Deposit balances of Arrow Bank are Arrow's primary funding source. Additionally, contingent lines of credit are also available. Arrow has collateralized lines of credit established and available through the FHLBNY and FRB, totaling $1.2 billion. The terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 39). Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window. Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Visa Class B Common Stock: In the fourth quarter of 2023, Arrow Bank, formerly GFNB, sold all 27,771 shares of Visa Class B common stock it previously held for a pre-tax gain of $9.3 million. The gain was used to offset a pre-tax loss of $9.2 million related to the sale of securities with a amortized cost basis of approximately $110 million. The sale of securities was driven by the strategic decision to reposition the investment portfolio to higher yielding investments producing an improved interest income run-rate.

Branch Acquisition: On August 2, 2024 Arrow Bank, formerly GFNB, completed the previously announced acquisition of the Whitehall Branch from Berkshire Bank, a subsidiary of Berkshire Hills Bancorp, Inc. The acquisition includes the branch premises and substantially all of the personal property and equipment used in the operation of the Whitehall Branch. All employees associated with the Whitehall Branch were offered employment with Arrow Bank. See footnote 23 for additional details of the acquisition.

Subsidiary Bank Unification: On December 31, 2024, Arrow merged its two subsidiary banks, GFNB and SNB, into one bank, with GFNB as the survivor, and renamed the unified institution Arrow Bank. The Unification is expected to create long term operational efficiencies, unify branding and enhance Arrow's ability to pursue its strategic growth objectives.

A&B Acquisition: On July 1, 2024, Arrow's subsidiary, Upstate Agency, LLC, expanded its insurance business with the strategic acquisition of the assets of A&B Agency, Inc.

B. RESULTS OF OPERATIONS
The following analysis of net interest income, the provision for credit losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on the results of operations for December 31, 2024 and the prior two years. For a comparison of the years ended December 31, 2022 and 2023, see Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

CHANGE IN NET INTEREST INCOME
(Dollars In Thousands) (GAAP Basis)

	Years Ended December 31,			Change From Prior Year
				2023 to 2024		2022 to 2023
	2024	2023	2022	Amount	%	Amount	%
Interest and Dividend Income	$194,993	$162,564	$129,651	$32,429	19.9%	$32,913	25.4%
Interest Expense	83,261	57,732	11,308	25,529	44.2%	46,424	410.5%
Net Interest Income	$111,732	$104,832	$118,343	$6,900	6.6%	$(13,511)	(11.4)%

Net interest income was $111.7 million in 2024, an increase of $6.9 million, or 6.6%, from $104.8 million in 2023.  This is in comparison with a decrease of $13.5 million, or 11.4%, from 2022 to 2023.  Factors contributing to year-to-year changes in net interest income over the three-year period are discussed in the following portions of this Section B.I.

The following tables reflect the components of net interest income for the years ended December 31, 2024, 2023 and 2022: (i) average balances of assets, liabilities and stockholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets. The yield on securities available-for-sale is based on the amortized cost of the securities. Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP basis)
(Dollars in Thousands)

Years Ended December 31:	2024			2023			2022
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$181,618	$9,615	5.29%	$109,906	5,831	5.31%	252,835	3,100	1.23%
Investment Securities:
Fully Taxable	515,794	11,579	2.24%	622,575	11,764	1.89%	648,540	10,357	1.60%
Exempt from Federal Taxes	105,196	2,457	2.34%	141,966	2,953	2.08%	173,184	3,212	1.85%
Loans	3,300,346	171,342	5.19%	3,074,261	142,016	4.62%	2,827,518	112,982	4.00%
Total Earning Assets	4,102,954	194,993	4.75%	3,948,708	162,564	4.12%	3,902,077	129,651	3.32%
Allowance for Credit Losses	(31,387)			(30,799)			(27,954)
Cash and Due From Banks	30,577			30,640			30,462
Other Assets	164,577			135,970			142,895
Total Assets	$4,266,721			$4,084,519			$4,047,480

Deposits:
Interest-Bearing Checking Accounts	$812,634	7,442	0.92%	$855,931	3,663	0.43%	1,038,751	973	0.09%
Savings Deposits	1,507,227	42,850	2.84%	1,498,749	34,343	2.29%	1,549,278	7,879	0.51%
Time Deposits of $250,000 Or More	176,844	7,460	4.22%	137,974	4,966	3.60%	55,690	369	0.66%
Other Time Deposits	520,658	20,997	4.03%	241,218	7,127	2.95%	132,541	604	0.46%
Total Interest-Bearing Deposits	3,017,363	78,749	2.61%	2,733,872	50,099	1.83%	2,776,260	9,825	0.35%
Short-Term Borrowings	84,106	3,637	4.32%	144,971	6,756	4.66%	32,874	605	1.84%
FHLBNY Term Advances and Other Long-Term Debt	20,000	686	3.43%	20,000	686	3.43%	20,000	685	3.43%
Finance Leases	5,026	189	3.76%	5,082	191	3.76%	5,132	193	3.76%
Total Interest- Bearing Liabilities	3,126,495	83,261	2.66%	2,903,925	57,732	1.99%	2,834,266	11,308	0.40%
Demand Deposits	705,863			772,889			815,218
Other Liabilities	49,505			44,924			37,901
Total Liabilities	3,881,863			3,721,738			3,687,385
Stockholders’ Equity	384,858			362,781			360,095
Total Liabilities and Stockholders’ Equity	$4,266,721			$4,084,519			$4,047,480
Net Interest Income		$111,732			$104,832			$118,343
Net Interest Spread			2.09%			2.13%			2.92%
Net Interest Margin			2.72%			2.65%			3.03%

Changes between periods are attributed to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities.  Changes attributable to both volume and rate have been allocated proportionately between the categories.

Net Interest Income Rate and Volume Analysis
(Dollars in Thousands) (GAAP basis)

	2024 Compared to 2023 Change in Net Interest Income Due to:			2023 Compared to 2022 Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Interest-Bearing Bank Balances	$3,805	$(21)	$3,784	$(1,752)	$4,483	$2,731
Investment Securities:
Fully Taxable	(1,990)	1,805	(185)	(398)	1,805	1,407
Exempt from Federal Taxes	(770)	274	(496)	(586)	327	(259)
Loans	10,514	18,812	29,326	9,974	19,060	29,034
Total Interest and Dividend Income	11,559	20,870	32,429	7,238	25,675	32,913
Interest Expense:
Deposits:
Interest-Bearing Checking Accounts	(203)	3,982	3,779	(220)	2,910	2,690
Savings Deposits	217	8,290	8,507	(214)	26,678	26,464
Time Deposits of $250,000 or More	1,398	1,096	2,494	541	4,056	4,597
Other Time Deposits	8,247	5,623	13,870	517	6,006	6,523
Total Deposits	9,659	18,991	28,650	624	39,650	40,274
Borrowings and Finance Leases	(2,835)	(286)	(3,121)	2,062	4,088	6,150
Total Interest Expense	6,824	18,705	25,529	2,686	43,738	46,424
Net Interest Income	$4,735	$2,165	$6,900	$4,552	$(18,063)	$(13,511)

NET INTEREST MARGIN

YIELD ANALYSIS (GAAP Basis)	December 31,
	2024	2023	2022
Yield on Earning Assets	4.75%	4.12%	3.32%
Cost of Interest-Bearing Liabilities	2.66%	1.99%	0.40%
Net Interest Spread	2.09%	2.13%	2.92%
Net Interest Margin	2.72%	2.65%	3.03%

Arrow's earnings are derived predominantly from net interest income, which is interest income, net of interest expense. Changes in balance sheet composition, including interest-earning assets, deposits, and borrowings, combined with changes in market interest rates, impact net interest income. Net interest margin is net interest income divided by average interest-earning assets. Interest-earning assets and funding sources are managed, including non-interest and interest-bearing liabilities, in order to maximize this margin.

II. PROVISION FOR CREDIT LOSSES AND ALLOWANCE FOR CREDIT LOSSES
Arrow considers the accounting policy relating to the allowance for credit losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on the results of operations.  The provision for credit losses for 2024 was $5.2 million, compared to the $3.4 million provision for 2023. The analysis of the method employed for determining the amount of the credit loss provision is explained in detail in Notes 2, Summary of Significant Accounting Policies, and 5, Loans, to the Consolidated Financial Statements.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR CREDIT LOSSES
(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2024	2023
Period-End Loans	$3,394,541	$3,212,908
Average Loans	3,300,346	3,074,261
Period-End Assets	4,306,348	4,169,868
Nonperforming Assets, at Period-End:
Nonaccrual Loans:
Commercial Loans	102	30
Commercial Real Estate	14,902	15,308
Consumer Loans	2,241	1,877
Residential Real Estate Loans	3,376	3,430
Total Nonaccrual Loans	20,621	20,645
Loans Past Due 90 or More Days and
Still Accruing Interest	398	452
Restructured	20	54
Total Nonperforming Loans	21,039	21,151
Repossessed Assets	382	312
Other Real Estate Owned	76	—
Total Nonperforming Assets	21,497	21,463
Allowance for Credit Losses:
Balance at Beginning of Period	$31,265	$29,952
Loans Charged-off:
Commercial Loans	(9)	—
Commercial Real Estate	—	—
Consumer Loans	(5,837)	(5,123)
Residential Real Estate Loans	(49)	(54)
Total Loans Charged-off	(5,895)	(5,177)
Recoveries of Loans Previously Charged-off:
Commercial Loans	—	—
Commercial Real Estate	—	—
Consumer Loans	3,048	3,109
Residential Real Estate Loans	—	—
Total Recoveries of Loans Previously Charged-off	3,048	3,109
Net Loans Charged-off	(2,847)	(2,068)
Provision for Credit Losses
Charged to Expense	5,180	3,381
Balance at End of Period	$33,598	$31,265
Asset Quality Ratios:
Net Charge-offs to Average Loans	0.09%	0.07%
Provision for Credit Losses to Average Loans	0.16%	0.11%
Allowance for Credit Losses to Period-end Loans	0.99%	0.97%
Allowance for Credit Losses to Nonperforming Loans	159.69%	147.82%
Nonperforming Loans to Period-end Loans	0.62%	0.66%
Nonperforming Assets to Period-end Assets	0.50%	0.51%

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES
(Dollars in Thousands)

	2024	2023
Commercial Loans	$1,925	$1,958
Commercial Real Estate	14,507	15,521
Consumer Loans	3,882	2,566
Residential Real Estate Loans	13,284	11,220
Total	$33,598	$31,265

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
Management estimates the allowance using relevant available information from internal and external sources related to past events, current conditions, and a reasonable and supportable economic forecast. Historical credit loss experience provides the basis for the estimation of expected credit losses. Arrow's historical loss experience was supplemented with peer information when there was insufficient loss data for Arrow. Peer selection was based on a review of institutions with comparable loss experience as well as loan yield, bank size, portfolio concentration and geography. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in credit concentrations, delinquency level, collateral values and underwriting standards as well as changes in economic conditions or other relevant factors. Management judgment is required at each point in the measurement process.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Loans with similar risk characteristics are pooled. Portfolio segments for estimating loss based on type of borrower and collateral are as follows:

Commercial Loans
Commercial Real Estate Loans
Consumer Loans
Residential Loans

Further details related to loan portfolio segments are included in Note 5, Loans, to the Consolidated Financial Statements.

Historical credit loss experience for both Arrow and segment-specific peers provides the basis for the estimation of expected credit losses. Arrow utilizes regression analyses of peer data where observed credit losses and selected economic factors are utilized to determine suitable loss drivers for modeling lifetime probability of default (PD) rates. Arrow uses the discounted cash flow (DCF) method to estimate expected credit losses for the commercial, commercial real estate, and residential segments. For each of these loan segments, Arrow generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, PD, and segment-specific loss given default (LGD) risk factors. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions.
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
Arrow's allowance for credit losses was $33.6 million at December 31, 2024, which represented 0.99% of loans outstanding, an increase from 0.97% at year-end 2023.

The overall change in the allowance from December 31, 2023 was primarily driven by the following factors: net loan growth contributed $2.0 million, model calculation, including mix and aging, increased the allowance by $297 thousand, and net charge-offs of $2.8 million. The 2024 provision for credit losses was $5.2 million. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of December 31, 2024.

See Note 5, Loans, to the Consolidated Financial Statements for the complete methodology used to calculate the provision for credit losses.
III. NON-INTEREST INCOME
The majority of the non-interest income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, insurance commissions, net gains (losses) on securities transactions, net gains on sales of loans and other recurring fee income.

ANALYSIS OF NON-INTEREST INCOME
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2023 to 2024		2022 to 2023
	2024	2023	2022	Amount	%	Amount	%
Income from Fiduciary Activities	$9,952	$9,444	$9,711	$508	5.4%	$(267)	(2.7)%
Fees for Other Services to Customers	10,892	10,798	11,626	94	0.9%	(828)	(7.1)%
Insurance Commissions	7,147	6,498	6,463	649	10.0%	35	0.5%
Net (Loss) Gain on Securities	(2,907)	(92)	427	(2,815)	3,059.8%	(519)	(121.5)%
Net Gain on Sales of Loans	209	32	83	177	553.1%	(51)	(61.4)%
Other Operating Income	2,781	2,437	2,588	344	14.1%	(151)	(5.8)%
Total Non-interest Income	$28,074	$29,117	$30,898	$(1,043)	(3.6)%	$(1,781)	(5.8)%

2024 Compared to 2023:  Total non-interest income in 2024 was $28.1 million, a decrease of $1.0 million, or 3.6%, from total non-interest income of $29.1 million for 2023. Income from fiduciary activities increased $508 thousand from 2023 to 2024. Fees for other services to customers were $10.9 million for 2024, an increase of $94 thousand as compared to 2023. Insurance commissions increased $649 thousand compared to the previous year driven by the acquisition of the assets of A&B Agency, Inc. as well as increased commissions. Net loss on securities in 2024, was $2.9 million as compared to a loss of $92 thousand in 2023. The loss in 2024 was the result of the minor repositioning of the investment portfolio.
Net gains on the sales of loans in 2024 were $209 thousand. The rate at which mortgage loan originations may be sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions. Therefore, Arrow is unable to predict what the retention rate of such loans in future periods may be. Servicing rights are generally retained for loans originated and sold, which also generates additional non-interest income in subsequent periods (fees for other services to customers).
Other operating income increased by $344 thousand, or 14.1% between the two years primarily due to gains on non-marketable securities partially offset by bank-owned life insurance proceeds received in 2023.

IV. NON-INTEREST EXPENSE
Non-interest expense is the measure of the delivery cost of services, products and business activities of a company.  The key components of non-interest expense are presented in the following table.

ANALYSIS OF NON-INTEREST EXPENSE
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2023 to 2024		2022 to 2023
	2024	2023	2022	Amount	%	Amount	%
Salaries and Employee Benefits	$52,707	$47,667	$47,003	$5,040	10.6%	$664	1.4%
Occupancy Expenses, Net	7,169	6,554	6,202	615	9.4%	352	5.7%
Technology and Equipment Expense	19,365	17,608	16,118	1,757	10.0%	1,490	9.2%
FDIC Regular Assessment	2,775	2,050	1,176	725	35.4%	874	74.3%
Amortization of Intangible Assets	248	176	193	72	40.9%	(17)	(8.8)%
Other Operating Expense	15,004	18,993	10,838	(3,989)	(21.0)%	8,155	75.2%
Total Non-interest Expense	$97,268	$93,048	$81,530	$4,220	4.5%	$11,518	14.1%
Efficiency Ratio	67.68%	68.89%	54.26%	(1.21)%	(1.8)%	14.63%	27.0%

2024 compared to 2023:  Non-interest expense for 2024 was $97.3 million, an increase of $4.2 million, or 4.5%, from 2023.  For 2024, the efficiency ratio was 67.68%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio is the ratio of operating non-interest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) plus operating non-interest income (excluding net securities gains or losses). See the discussion of the efficiency ratio in this Report under the heading “Use of Non-GAAP Financial Measures.”
Salaries and employee benefits expense increased $5.0 million or 10.6%, from 2023. Included within salaries and benefits was a $868 thousand reclassification between salaries and employee benefits and other operating expenses. Under Accounting Standards Update ("ASU") 2017-07 (Compensation-Retirement Benefits), interest cost, expected return on plan assets, amortization of prior service cost and amortization of net loss are required to be reclassified out of salaries and employee benefits. The reclassification was $606 in 2023. Salaries and benefits increased primarily due to headcount increases to support additional control and compliance initiatives and our growing organization. Salaries and benefits were also impacted by inflation-driven wage increases and rising benefit costs.
Technology expenses increased $1.8 million, or 10.0%, from 2023 due to continued investment in innovation and infrastructure. The expense reflects our strategic focus on a strong technology foundation and our enhancements of customer-facing technology intended to create more efficient and improved internal operations.
Other operating expense decreased $4.0 million, or 21.0%, from 2023. The overall decrease from the prior year was primarily related to $4.8 million of additional legal and professional fees incurred in 2023 associated with the delay in the filing of the Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"), and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "2023 Q1 Form 10-Q").

V. INCOME TAXES
The following table sets forth the provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2023 to 2024		2022 to 2023
	2024	2023	2022	Amount	%	Amount	%
Provision for Income Taxes	$7,649	$7,445	$14,114	$204	2.7%	$(6,669)	(47.3)%
Effective Tax Rate	20.5%	19.8%	22.4%	0.7%	3.5%	(2.6)%	(11.6)%

The provisions for federal and state income taxes amounted to $7.6 million for 2024, $7.4 million for 2023, and $14.1 million for 2022. The effective income tax rates for 2024, 2023 and 2022 were 20.5%, 19.8% and 22.4%, respectively. The effective tax rate increased by 0.7% between 2024 and 2023 The increase in the 2024 effective tax rate compared to the 2023 effective tax rate was primarily the result of reduced tax exempt income in 2024.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO
During 2024 and 2023, Arrow held no trading securities.
The available-for-sale securities portfolio, held-to-maturity securities portfolio and the equity securities portfolio are further detailed below.
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2023 to December 31, 2024 (in thousands):

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized (Losses) Gains For Period Ended
	12/31/2024	12/31/2023	Change	12/31/2024	12/31/2023	Change
Securities Available-for-Sale:
U.S. Treasury Securities	$98,070	$74,004	$24,066	$85	$243	$(158)
U.S. Agency Securities	69,214	152,925	(83,711)	(786)	(7,075)	$6,289
State and Municipal Obligations	240	280	(40)	—	—	—
Mortgage-Backed Securities	294,608	269,760	24,848	(35,840)	(35,401)	(439)
Corporate and Other Debt Securities	979	800	179	(21)	(200)	179
Total	$463,111	$497,769	$(34,658)	$(36,562)	$(42,433)	$5,871

Securities Held-to-Maturity:
State and Municipal Obligations	$90,373	$120,293	$(29,920)	$(1,456)	$(2,157)	$701
Mortgage-Backed Securities	6,213	8,544	(2,331)	(219)	(401)	182
Total	$96,586	$128,837	$(32,251)	$(1,675)	$(2,558)	$883

Equity Securities	$5,055	$1,925	$3,130	$—	$—	$—

The 2024 decrease in the fair value and the related net unrealized losses on securities available-for-sale is primarily due to the focus of management to deploy proceeds from maturing investments to loan growth. In December, Arrow repositioned the investment portfolio as previously described on page 30.

The table below presents the weighted average yield for available-for-sale and held-to-maturity securities as of December 31, 2024 (in thousands). The weighted-average yields are calculated by breaking down each investment segment by maturity date and calculating based on book value (amortized cost) against each corresponding rate. Yields on tax-exempt obligations are not presented on a tax-equivalent basis.

	December 31, 2024
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-for-Sale:
U.S. Treasury Securities	$24,960	4.7%	$24,650	4.4%	$48,375	4.4%	$—	$—	$97,985	4.5%
U.S. Agency Securities	45,000	3.3%	25,000	2.9%	—	—%	—	—%	70,000	3.2%
State and Municipal Obligations	—	—%	—	—%	240	6.8%		—%	240	6.8%
Mortgage-Backed Securities	1,852	2.6%	166,436	1.6%	162,160	3.0%	—	—%	330,448	2.9%
Corporate and Other Debt Securities	—	—%	1,000	7.6%	—	—%	—	—%	1,000	7.6%
Total	$71,812	3.8%	$217,086	2.1%	$210,775	3.4%	$—	—%	$499,673	2.9%

Securities Held-to-Maturity:
State and Municipal Obligations	$53,355	3.3%	$36,209	2.8%	$2,259	4.3%	$6	6.7%	$91,829	3.1%
Mortgage-Backed Securities	756	2.8%	5,676	2.4%	—	—%	—	—%	6,432	2.5%
Total	$54,111	3.2%	$41,885	2.7%	$2,259	4.3%	$6	6.7%	$98,261	3.0%

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
The yields on obligations of states and municipalities exempt from federal taxation were computed on a tax-equivalent basis. The yields on other debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2024.
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at December 31, 2024, gross unrealized losses, $36.6 million, were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. In 2024, both the investment portfolio restructuring as well as interest rates plateauing resulted in a decrease in unrealized losses versus the comparable prior period. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell, any securities before recovery of its amortized cost basis, which may be at maturity. Arrow carried no allowance for credit loss at December 31, 2024 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the year ended December 31, 2024.
At December 31, 2024 and 2023, the weighted average maturity was 4.2 and 3.4 years, respectively, for debt securities in the available-for-sale portfolio.
For further information regarding the portfolio of securities available-for-sale, see Note 4, Investment Securities, to the Consolidated Financial Statements.

Securities Held-to-Maturity:
The following table sets forth the carrying value of the portfolio of securities held-to-maturity at December 31 of each of the last two years.

SECURITIES HELD-TO-MATURITY
(Dollars In Thousands)

	December 31,
	2024	2023
State and Municipal Obligations	$91,829	$122,450
Mortgage Backed Securities - Residential	6,432	8,945
Total	$98,261	$131,395

Arrow's held-to-maturity debt securities are comprised of GSEs and state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow performs an analysis of the credit worthiness of municipal obligations to determine if a security is of investment grade. The analysis may include, but may not solely rely upon credit analysis conducted by external credit rating agencies. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and, therefore, no allowance for credit loss was recorded as of December 31, 2024.
At December 31, 2024 and 2023, the weighted average maturity was 1.1 and 1.5 years, respectively, for the debt securities in the held-to-maturity portfolio.
For additional information regarding the fair value of the portfolio of securities held-to-maturity at December 31, 2024, see Note 4, Investment Securities, to the Consolidated Financial Statements.

EQUITY SECURITIES
(Dollars In Thousands)

The following table is the schedule of Equity Securities at December 31 of each of the last two years.

Equity Securities

	December 31,
	2024	2023
Equity Securities, at Fair Value	$5,055	$1,925

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans
(Dollars In Thousands)

	December 31,
	2024		2023
	Amount	%	Amount	%
Commercial	$158,991	5%	$156,224	5%
Commercial Real Estate	796,365	23%	745,487	23%
Consumer	1,118,981	33%	1,111,667	35%
Residential Real Estate	1,320,204	39%	1,199,530	37%
Total Loans	3,394,541	100%	3,212,908	100%
Allowance for Credit Losses	(33,598)		(31,265)
Total Loans, Net	$3,360,943		$3,181,643

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

Consumer Loans: At December 31, 2024, consumer loans (primarily automobile loans originated through dealerships located in New York and Vermont) continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
For credit quality purposes, Arrow assigns potential automobile loan customers into one of four tiers, ranging from lower to higher quality in terms of anticipated credit risk. Arrow's experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually prior to the loan being funded. Arrow believes that this disciplined approach to evaluating credit risk has contributed to maintaining the strong credit quality in this portfolio.

Residential Real Estate Loans: Demand for residential real estate has continued to remain strong even with elevated interest rates. Arrow has historically sold portions of these originations in the secondary market. While we resumed selling residential real estate loans into the secondary market in the second half of 2024, sales were minimal in both 2024 and 2023. The rate at which mortgage loan originations may be sold in future periods will depend on a variety of factors, including demand for residential mortgages in our operating markets, market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions.

The following table indicates the changing mix in the loan portfolio by including the quarterly average balances for the significant loan segments for the past five quarters.  The remaining quarter-by-quarter tables present the percentage of total loans represented by each category and the annualized yield of each category.

b. Maturities and Sensitivities of Loans to Changes in Interest Rates
(Dollars in Thousands)

The table below shows the maturity of loans outstanding as of December 31, 2024. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	December 31, 2024
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial	$34,725	$83,294	$40,868	$104	$158,991
Commercial Real Estate	202,875	293,262	292,801	7,427	796,365
Consumer	9,901	621,329	487,288	463	1,118,981
Residential Real Estate	142,555	90,154	383,188	704,307	1,320,204
Total	$390,056	$1,088,039	$1,204,145	$712,301	$3,394,541

		After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Loans maturing with:
Fixed Interest Rates		$751,424	$842,901	$708,320	$2,302,645
Variable Interest Rates		336,615	361,244	3,981	701,840
Total		$1,088,039	$1,204,145	$712,301	$3,004,485

COMMITMENTS AND LINES OF CREDIT
Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not funded at that time.  As of December 31, 2024, the total contingent liability for standby letters of credit amounted to $4.3 million.  In addition to these instruments, there are lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time-to-time. Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 2024, outstanding unfunded loan commitments in the aggregate amount were approximately $449.5 million compared to $444.3 million at December 31, 2023.

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans
The amounts of nonaccrual, past due and restructured loans at year-end for each of the past two years are presented in the table on page 29 under the heading "Summary of the Allowance and Provision for Credit Losses."
Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by Management that the full repayment of principal and interest is unlikely. Unless already placed on nonaccrual status, loans secured by home equity lines of credit are put on nonaccrual status when 120 days past due and residential real estate loans are put on nonaccrual status when 150 days past due. Commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain. Under the Uniform Retail Credit Classification and Account Management Policy established by banking regulators, fixed-maturity consumer loans not secured by real estate must generally be charged-off no later than when 120 days past due. Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Arrow had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2024.  Loans past due 90 days or more and still accruing interest are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.
The balance of loans 30-89 days past due and still accruing interest totaled $20.5 million at December 31, 2024 and represented 0.60% of loans outstanding at that date, as compared to approximately $24.3 million, or 0.76% of loans outstanding at December 31, 2023. These non-current loans at December 31, 2024 were composed of approximately $16.6 million of consumer loans (principally indirect automobile loans), $3.1 million of residential real estate loans and $0.8 million of commercial and commercial real estate loans.
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
Periodically, Arrow reviews the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower may jeopardize loan repayment and result in a non-performing loan.  In the credit monitoring program, Arrow treats loans that are classified as substandard but continue to accrue interest as potential problem loans.  At December 31, 2024, Arrow identified 33 commercial loans totaling $21.0 million as potential problem loans.  At December 31, 2023, Arrow identified 45 commercial loans totaling $46.8 million as potential problem loans.  For these loans, although positive factors such as payment history, value of supporting collateral, and/or personal or government guarantees led Arrow to conclude that accounting for them as non-performing at year-end was not warranted, other factors, specifically, certain risk factors related to the loan or the borrower justified concerns that they may become nonperforming at some point in the future.

3. Foreign Outstandings - None

4. Loan Concentrations
The loan portfolio is well diversified.  There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section C.II.a. of this Item 7, beginning on page 36.  For further discussion, see Note 1, Risks and Uncertainties, to the Consolidated Financial Statements.

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

Distribution of OREO and Repossessed Assets (Dollars In Thousands)	December 31,
	2024	2023	2022
Other Real Estate Owned	76	—	—
Repossessed Assets	382	312	593
Total OREO and Repossessed Assets	$458	$312	$593

The following table summarizes changes in the net carrying amount of OREO and the number of properties for each of the periods presented. At December 31, 2022, Arrow had no OREO.

Schedule of Changes in OREO (Dollars In Thousands)	2024	2023	2022
Balance at Beginning of Year	$—	$—	$—
Properties Acquired Through Foreclosure	76	182	—
Gain on Sale/Adjustment to Fair Value of OREO properties	—	5	—
Sales	—	(187)	—
Balance at End of Year	$76	$—	$—
Number of Properties, Beginning of Year	—	—	—
Properties Acquired During the Year	2	1	—
Properties Sold During the Year	—	(1)	—
Number of Properties, End of Year	2	—	—

III. SUMMARY OF CREDIT LOSS EXPERIENCE
The information required in this section is presented in the discussion of the "Provision for Credit Losses and Allowance for Credit Losses" in Part II Item 7, Section B.II. beginning on page 29 of this Report, including:
•Charge-offs and Recoveries by loan type
•Factors that led to the amount of the Provision for Credit Losses
•Allocation of the Allowance for Credit Losses by loan type

The percent of loans in each loan category is presented in the table of loan types in the preceding section on page 36 of this Report.

IV. DEPOSITS
The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES
(Dollars In Thousands)

	Years Ended
	12/31/2024		12/31/2023		12/31/2022
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$705,863	—%	$772,889	—%	$815,218	—%
Interest-Bearing Checking Accounts	812,634	0.92%	855,931	0.43%	1,038,751	0.09%
Savings Deposits	1,507,227	2.84%	1,498,749	2.29%	1,549,278	0.51%
Time Deposits of $250,000 or More	176,844	4.22%	137,974	3.60%	55,690	0.66%
Other Time Deposits	520,658	4.03%	241,218	2.95%	132,541	0.46%
Total Deposits	$3,723,226	2.12%	$3,506,761	1.43%	$3,591,478	0.27%

Average total deposit balances increased by $216.5 million, or 6.2% in 2024. The change in composition of deposits was primarily the result of an additional $95 million in brokered CDs, the branch acquisition in Whitehall, New York, and the migration from low to higher costing products.
Arrow used reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $648.5 million and $600.3 million at December 31, 2024 and 2023, respectively.
The cost of deposits increased throughout 2024. While the Federal Funds rate was cut twice in 2024, the timing and magnitude of future rate adjustments are unknown. Arrow believes it is well positioned for a variety of rate environments.

    The maturities of time deposits of $250,000 or more at December 31, 2024 are presented below.  (Dollars In Thousands)

Maturing in:
Under Three Months	$70,151
Three to Twelve Months	115,899
2026	5,562
2027	—
2028	—
2029	350
Later	—
Total	$191,962

V. SHORT-TERM BORROWINGS (Dollars in Thousands)

	12/31/2024	12/31/2023	12/31/2022
Overnight Advances from the FHLBNY, Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:
Balance at December 31	$—	$20,000	$27,000
Maximum Month-End Balance	—	112,000	27,000
Average Balance During the Year	—	39,659	2,124
Average Rate During the Year	5.15%	5.25%	4.34%
Rate at December 31	4.33%	5.64%	4.61%

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

Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $463.1 million at year-end 2024, a decrease of $34.7 million from the year-end 2023 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at December 31, 2024 of $127.1 million compared to $105.8 million at December 31, 2023.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $23 million which were not drawn on in 2024.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At December 31, 2024, Arrow had outstanding collateralized obligations with the FHLBNY of $9 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $616 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At December 31, 2024, there were $270 million in brokered CD deposits. In addition, Arrow Bank has established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At December 31, 2024, the amount available under this facility was approximately $571 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events. Additionally, Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances in excess of the FDIC insurance limit at December 31, 2024, were less than 30% of the total deposit base.
Arrow measures and monitors liquidity both with and without the availability of borrowing arrangements. Based on the level of overnight investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At December 31, 2024, Arrow's primary liquidity ratio was 10.2% of total assets, well in excess of the internal policy limit of 5%. Total primary liquidity was $440.1 million, comprised of unencumbered cash and securities.
Arrow did not experience any liquidity constraints in 2024 and did not experience any such constraints in recent prior years. Arrow has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

E. CAPITAL RESOURCES AND DIVIDENDS

Important Regulatory Capital Standards: Dodd-Frank, enacted in 2010, directed U.S. bank regulators to promulgate revised bank organization capital standards, which were required to be at least as strict as the regulatory capital standards for banks then in effect. The Capital Rules under Dodd-Frank were adopted by the Federal bank regulatory agencies in 2013 and became effective for Arrow and Arrow Bank on January 1, 2015. These Capital Rules are summarized in an earlier section of this Report, "Regulatory Capital Standards," beginning on page 7.
The table below sets forth the various capital ratios achieved by Arrow and Arrow Bank as of December 31, 2024, as determined under the bank regulatory capital standards in effect on that date, as well as the minimum levels for such capital ratios that bank holding companies and banks are required to maintain under the Capital Rules (not including the "capital conservation buffer"). As demonstrated in the table, all of Arrow's and the banks' capital ratios at year-end were well in excess of the minimum required levels for such ratios, as established by the regulators. (See Item 1, Section C, under "Regulatory Capital Standards" and Item 8, Note 19 in the Notes to Consolidated Financial Statements, for information regarding the "capital conservation buffer.") In addition, on December 31, 2024, Arrow Bank qualified as "well-capitalized", the highest capital classification category under the revised capital classification scheme recently established by the federal bank regulators, that was in effect on that date.

Capital Ratios:	Arrow	Arrow Bank	Minimum Required Ratio
Tier 1 Leverage Ratio	9.6%	9.2%	4.0%
Common Equity Tier 1 Capital Ratio	12.7%	12.9%	4.5%
Tier 1 Risk-Based Capital Ratio	13.4%	12.9%	6.0%
Total Risk-Based Capital Ratio	14.5%	14.0%	8.0%

Stockholders' Equity at Year-end 2024: Total stockholders' equity was $400.9 million at December 31, 2024, an increase of $21.1 million, or 5.6%, from December 31, 2023. The net increase in total stockholders' equity during 2024 principally reflected the following factors: (i) $29.7 million of net income for the year, (ii) other comprehensive income of $15.0 million and (iii) $1.5 million of equity related to various stock-based compensation plans, reduced by (iv) cash dividends of $18.3 million and (v) repurchases of common stock of $6.8 million.

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
In 2020, Arrow entered into interest rate swap agreements to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. The effective fixed rate is approximately 3.43% until maturity. These agreements are designated as cash flow hedges.

Dividends: The source of funds for the payment of Arrow's cash dividends to shareholders consists primarily of dividends declared and paid to it by GFNB and SNB, prior to the Unification. In addition to legal and regulatory limitations on payments of dividends by Arrow (i.e., the need to maintain adequate regulatory capital), there are also legal and regulatory limitations applicable to the payment of dividends by a bank subsidiary to its parent bank holding company. As of December 31, 2024, under the statutory limitations in national banking law, the maximum amount that could have been paid by GFNB and SNB, prior to the Unification, to Arrow, without special regulatory approval, was approximately $44.4 million The ability of Arrow and Arrow Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.
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
In addition, a de minimis portion of Arrow's common stock was purchased during 2024 other than through its repurchase program, i.e., through purchases in the open market under the ESOP and the surrender or deemed surrender of Arrow common stock to Arrow in connection with employees' stock-for-stock exercises of compensatory stock options granted as equity incentives.

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
Arrow entered into interest rate swap agreements with some commercial customers to provide them with a long-term fixed rate, while simultaneously entering into offsetting interest rate swap agreements with a counterparty to swap the fixed rate to a variable rate to manage interest rate exposure.
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
In the third quarter of 2023, Arrow entered into two pay-fixed portfolio layer method fair value swaps, designated as hedging instruments, with a total notional amount of $250 million and $50 million, respectively. Arrow is designating the fair value swaps under the portfolio layer method ("PLM"). Under PLM, the hedged items are designated as hedged layers of a closed portfolio of financial loans that are anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swaps at fair value on the Consolidated Balance Sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swaps on the Consolidated Balance Sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

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
In the third quarter of 2024, Arrow entered into a forward interest rate swaps agreement which will commence in the first quarter of 2025, designated as hedging instrument, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount is $125 million and will synthetically fix the variable rate interest payments.
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

G. RECENTLY ISSUED ACCOUNTING STANDARDS

The following accounting standard have been issued and become effective for Arrow at a future date:

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. Under ASU 2023-09, for each annual periods presented, public entities are required to (1) disclose specific categories in the tabular rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state, and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for public companies for annual periods beginning after December 15, 2024, and can be applied on a prospective basis with an option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its condensed consolidated financial statements and related disclosures.

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

As of December 31, 2024:

Change in Interest Rate	Calculated change in Net Interest Income - Year 1	Calculated change in Net Interest Income - Year 2
- 200 basis points	1.8%	7.1%
- 100 basis points	1.1%	9.7%
+200 basis points	(3.4)%	9.3%

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

Item 8. Financial Statements and Supplementary Data
The following audited Consolidated Financial Statements and unaudited supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Arrow Financial Corporation
Glens Falls, NY

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Arrow Financial Corporation (the "Corporation") as of December 31, 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Collectively Evaluated Loans

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for credit losses totaled $33.6 million as of December 31, 2024, all of which was related to loans evaluated on a collective basis. The estimate of expected credit losses on collectively evaluated loans is based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. Management employs a process and methodology to estimate the allowance for credit losses (“ACL”) on collectively evaluated loans that evaluates both quantitative and qualitative components. The methodology for evaluating quantitative component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial, commercial real estate, consumer, and residential loans.

For the commercial, commercial real estate and residential segments, the Company utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The DCF methodology combines the probability of default (“PD”), the loss given default (“LGD”), remaining contractual life of the loan adjusted for prepayment speeds, curtailment rate and time to recovery assumptions to estimate a reserve for each loan. The Company uses regression models to develop the PD, which are derived primarily from segment-specific selected peers. The loss rates are adjusted by economic forecast over the reasonable and supportable forecast period after which time they revert back to the historical mean. For the consumer loan segment, the Company primarily uses a vintage analysis model where the quantitative allowance is measured by applying historical loss rates which are derived from quarterly net charge-offs relative to outstanding loan balances for each vintage year over the lookback period. The Company incorporates forward-looking economic forecasts to the historically derived loss rates from the vintage analysis model to adjust for expected changes in future conditions over the reasonable and supportable forecast period.

For all loan segments, the quantitative loss rates are supplemented by qualitative factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. Qualitative factors are applied to each portfolio segment to reflect management’s estimate of expected changes in current conditions at the balance sheet date relative to historical performance.

We identified auditing the ACL on collectively evaluated loans as a critical audit matter because the methodology to determine the estimate of credit losses requires significant judgments by management and is subject to material variability. This resulted in significant auditor judgment and effort in evaluating the appropriateness of the significant assumptions and data used in the DCF methodology and vintage analysis model, as well as the reasonableness of qualitative factors applied in the ACL calculation.

The primary procedures we performed to address this critical audit matter included:

Testing the design and operating effectiveness of controls over the evaluation of the ACL on pooled loans, including controls addressing:
•Relevance and reliability of the data used in the DCF methodology and vintage analysis model.
•Reasonableness of the significant assumptions used in the DCF methodology with the development of PD and LGD assumptions and the vintage analysis model.
•Appropriateness of qualitative framework, as well as the reasonableness of significant assumptions and the relevance and reliability of data used in the development of qualitative factors.
•Application of the data and significant assumptions in the DCF methodology, vintage analysis model, and qualitative factors.

Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on loans collectively evaluated, which included:
•Testing the relevance and reliability of the data used in the DCF methodology and vintage analysis model
•Evaluating the reasonableness of the significant assumptions and judgments applied in the DCF methodology and vintage analysis model.
•Testing the appropriateness of qualitative framework, as well as the reasonableness of significant assumptions and the relevance and reliability of data used in the development of qualitative factors.
•Testing the application of the data and significant assumptions in the DCF methodology, vintage analysis model, and qualitative factors.
•With the assistance of internal valuation specialists, evaluating the appropriateness of the regression models and relevance and reliability peer data used to develop the PD and LGD inputs within the DCF methodology.

/s/ Crowe LLP

We have served as the Company's auditor since 2024.

Indianapolis, Indiana
March 14, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Arrow Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We served as the Company’s auditor from 1990 to 2023.

Albany, New York
March 11, 2024

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands, Except Share and Per Share Amounts)

	December 31, 2024	December 31, 2023
ASSETS
Cash and Due From Banks	$27,422	$36,755
Interest-Bearing Deposits at Banks	127,124	105,781
Investment Securities:
Available-for-Sale	463,111	497,769
Held-to-Maturity (Approximate Fair Value of $96,586 at December 31, 2024, and $128,837 at December 31, 2023)	98,261	131,395
Equity Securities	5,055	1,925
Other Investments	4,353	5,049
Loans	3,394,541	3,212,908
Allowance for Credit Losses	(33,598)	(31,265)
Net Loans	3,360,943	3,181,643
Premises and Equipment, Net	59,717	59,642
Goodwill	23,789	21,873
Other Intangible Assets, Net	2,058	1,110
Other Assets	134,515	126,926
Total Assets	$4,306,348	$4,169,868
LIABILITIES
Noninterest-Bearing Deposits	$702,978	$758,425
Interest-Bearing Checking Accounts	810,834	799,785
Savings Deposits	1,520,024	1,466,280
Time Deposits over $250,000	191,962	179,301
Other Time Deposits	602,132	483,775
Total Deposits	3,827,930	3,687,566
Borrowings	8,600	26,500
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Finance Leases	5,005	5,066
Other Liabilities	43,912	50,964
Total Liabilities	3,905,447	3,790,096
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value, 1,000,000 Shares Authorized	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (22,066,559 Shares Issued at December 31, 2024 and December 31, 2023)	22,067	22,067
Additional Paid-in Capital	413,476	412,551
Retained Earnings	77,215	65,792
Accumulated Other Comprehensive Loss	(18,453)	(33,416)
Treasury Stock, at Cost (5,323,638 Shares at December 31, 2024, and 5,124,073 Shares at December 31, 2023)	(93,404)	(87,222)
Total Stockholders’ Equity	400,901	379,772
Total Liabilities and Stockholders’ Equity	$4,306,348	$4,169,868
See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2024	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$171,342	$142,016	$112,982
Interest on Deposits at Banks	9,615	5,831	3,100
Interest and Dividends on Investment Securities:
Fully Taxable	11,579	11,764	10,357
Exempt from Federal Taxes	2,457	2,953	3,212
Total Interest and Dividend Income	194,993	162,564	129,651
INTEREST EXPENSE
Interest-Bearing Checking Accounts	7,442	3,663	973
Savings Deposits	42,850	34,343	7,879
Time Deposits over $250,000	7,460	4,966	369
Other Time Deposits	20,997	7,127	604
Borrowings	3,637	6,756	605
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	686	686	685
Interest on Financing Leases	189	191	193
Total Interest Expense	83,261	57,732	11,308
NET INTEREST INCOME	111,732	104,832	118,343
Provision for Credit Losses	5,180	3,381	4,798
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	106,552	101,451	113,545
NONINTEREST INCOME
Income From Fiduciary Activities	9,952	9,444	9,711
Fees for Other Services to Customers	10,892	10,798	11,626
Insurance Commissions	7,147	6,498	6,463
Net (Loss) Gain on Securities	(2,907)	(92)	427
Net Gain on Sales of Loans	209	32	83
Other Operating Income	2,781	2,437	2,588
Total Noninterest Income	28,074	29,117	30,898
NONINTEREST EXPENSE
Salaries and Employee Benefits	52,707	47,667	47,003
Occupancy Expenses, Net	7,169	6,554	6,202
Technology and Equipment Expense	19,365	17,608	16,118
FDIC Assessments	2,775	2,050	1,176
Other Operating Expense	15,252	19,169	11,031
Total Noninterest Expense	97,268	93,048	81,530
INCOME BEFORE PROVISION FOR INCOME TAXES	37,358	37,520	62,913
Provision for Income Taxes	7,649	7,445	14,114
NET INCOME	$29,709	$30,075	$48,799
Average Shares Outstanding:
Basic	16,739	17,037	17,008
Diluted	16,745	17,037	17,059
Per Common Share:
Basic Earnings	$1.77	$1.77	$2.86
Diluted Earnings	1.77	1.77	2.86

2022 Share and Per Share Amounts have been restated for the September 26, 2023 3% stock dividend.
See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars In Thousands)

	Years Ended December 31,
	2024	2023	2022
Net Income	$29,709	$30,075	$48,799
Other Comprehensive Income (Loss), Net of Tax:
Unrealized Net Securities Holding Gains (Losses) Arising During the Year	2,101	10,441	(48,227)
Reclassification Adjustment for Net Securities Losses Realized During the Year	2,255	6,752	—
Net Unrealized Gain (Loss) on Cash Flow Hedge Agreements	4,823	(2,900)	2,582
Reclassification of Net Unrealized(Gain)Loss on Cash Flow Hedge Agreements	(1,857)	557	152
Net Retirement Plan Gain (Loss)	7,998	1,747	(5,147)
Net Retirement Plan Prior Service Cost	(327)	(391)	—
Settlement Cost	—	—	428
Amortization of Net Retirement Plan Actuarial (Gain) Loss	(232)	(119)	41
Amortization of Net Retirement Plan Prior Service Cost	202	152	169
Other Comprehensive Income (Loss)	14,963	16,239	(50,002)
Comprehensive Income (Loss)	$44,672	$46,314	$(1,203)

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu- lated Other Compre- hensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2021	$20,800	$377,996	$54,078	$347	$(82,035)	$371,186
Net Income	—	—	48,799	—	—	48,799
Other Comprehensive Income	—	—	—	(50,002)	—	(50,002)
3% Stock Dividend (623,848 Shares)	624	19,408	(20,032)	—	—	—
Cash Dividends Paid, $1.03 per Share[4]	—	—	(17,444)	—	—	(17,444)
Shares Issued for Stock Option Exercises, net (28,052 Shares)	—	384	—	—	247	631
Shares Issued Under the Directors' Stock Plan (12,933 Shares)	—	295	—	—	113	408
Shares Issued Under the Employee Stock Purchase Plan (15,207 Shares)	—	344	—	—	133	477
Shares Issued for Dividend Reinvestment Plans (57,745 Shares)	—	1,392	—	—	512	1,904
Stock-Based Compensation Expense	—	451	—	—	—	451
Purchase of Treasury Stock (84,132 Shares)	—	—	—	—	(2,872)	(2,872)
Balance at December 31, 2022	21,424	400,270	65,401	(49,655)	(83,902)	353,538

Balance at December 31, 2022	$21,424	$400,270	$65,401	$(49,655)	$(83,902)	$353,538
Net Income	—	—	30,075	—	—	30,075
Other Comprehensive Loss	—	—	—	16,239	—	16,239
3% Stock Dividend (642,567 Shares)	643	11,058	(11,701)	—	—	—
Cash Dividends Paid, $1.06 per Share[1]	—	—	(17,983)	—	—	(17,983)
Shares Issued for Stock Option Exercises, net (4,564 Shares)	—	58	—	—	38	96
Shares Issued Under the Directors' Stock Plan (9,186 Shares)	—	143	—	—	75	218
Shares Issued Under the Employee Stock Purchase Plan (3,872 Shares)	—	87	—	—	33	120
Shares Issued for Dividend Reinvestment Plans (17,753 Shares)	—	330	—	—	142	472
Stock-Based Compensation Expense	—	605	—	—	—	605
Purchase of Treasury Stock (140,965 Shares)	—	—	—	—	(3,608)	(3,608)
Balance at December 31, 2023	$22,067	$412,551	$65,792	$(33,416)	$(87,222)	$379,772
4 When applicable the 2022 and 2023 Cash Dividends Paid per share have been adjusted for the September 26, 2023 3% stock dividend.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu- lated Other Compre- hensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2023	$22,067	$412,551	$65,792	$(33,416)	$(87,222)	$379,772
Net Income	—	—	29,709	—	—	29,709
Other Comprehensive Income	—	—	—	14,963	—	14,963
Cash Dividends Paid, $1.09 per Share	—	—	(18,286)	—	—	(18,286)
Shares Issued for Stock Option Exercises, net (18,866 Shares)	—	280	—	—	153	433
Shares Issued Under the Directors' Stock Plan (19,469 Shares)	—	338	—	—	157	495
Shares Issued Under the Employee Stock Purchase Plan (11,918 Shares)	—	195	—	—	96	291
Shares Issued Related to Restricted Stock Units (2,753 Shares)	—	(23)	—	—	23	—
Shares Issued Related to Restricted Share Awards (22,230 Shares)	—	(179)	—	—	179	—
Compensation expense related to Employee Stock Purchase Plan	—	30	—	—	—	30
Stock-Based Compensation Expense	—	284	—	—	—	284
Purchase of Treasury Stock (274,801 Shares)	—	—	—	—	(6,790)	(6,790)
Balance at December 31, 2024	$22,067	$413,476	$77,215	$(18,453)	$(93,404)	$400,901

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	December 31,
Cash Flows from Operating Activities:	2024	2023	2022
Net Income	$29,709	$30,075	$48,799
Provision for Credit Losses	5,180	3,381	4,798
Depreciation and Amortization	5,361	6,718	7,548
Loss on the Sale of Securities Available-for-Sale	3,038	9,097	—
Net Gain on Equity Securities	(131)	(9,005)	(427)
Loans Originated and Held-for-Sale	(8,986)	491	(799)
Proceeds from the Sale of Loans Held-for-Sale	8,602	32	1,380
Net Gains on the Sale of Loans	(209)	(32)	(83)
Net Loss on the Sale or Write-down of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	404	187	167
Contributions to Pension & Postretirement Plans	(1,131)	(681)	(741)
Deferred Income Tax (Benefit) Expense	(789)	1,799	(1,252)
Shares Issued Under the Directors’ Stock Plan	495	218	408
Stock-Based Compensation Expense	314	605	451
Tax Benefit from Exercise of Stock Options	34	11	34
Effect of Swap Agreements	—	(2,365)	—
Net Increase in Other Assets	(8,209)	(29,220)	(1,427)
Net Increase in Other Liabilities	787	9,269	857
Net Cash Provided By Operating Activities	34,469	20,580	59,713
Cash Flows from Investing Activities:
Proceeds from the Sale of Equity Securities	—	9,254	—
Proceeds from the Sale of Securities Available-for-Sale	71,962	100,739	—
Proceeds from the Maturities and Calls of Securities Available-for-Sale	107,800	70,415	104,120
Purchases of Securities Available-for-Sale	(141,856)	(73,623)	(184,785)
Purchases of Equity Securities	(2,999)	—	—
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	45,238	51,724	32,068
Purchases of Securities Held-to-Maturity	(12,364)	(8,209)	(11,459)
Net Increase in Loans	(187,510)	(228,899)	(319,547)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	3,326	2,707	1,475
Purchase of Premises and Equipment	(5,597)	(7,081)	(14,250)
Net Decrease (Increase) in Federal Home Loan Bank Stock	696	1,015	(684)
Purchase of Bank Owned Life Insurance	—	(692)	—
Acquisition of Whitehall Branch	32,354	—	—
Net Cash Used In Investing Activities	(88,950)	(82,650)	(393,062)
Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	102,684	189,202	(52,133)
Other Borrowings - Advances	102,100	256,500	27,000
Other Borrowings - Paydowns	(120,000)	(284,800)	(17,200)
Net Cash Collateral Received from Derivative Counterparties	6,120	—	—
Finance Lease Payments	(61)	(53)	(50)
Purchase of Treasury Stock	(6,790)	(3,608)	(2,872)
Shares Issued for Stock Option Exercises, net	433	96	631
Shares Issued Under the Employee Stock Purchase Plan	291	120	477
Shares Issued for Dividend Reinvestment Plans	—	472	1,904
Cash Dividends Paid	(18,286)	(17,983)	(17,444)
Net Cash Provided (Used) By Financing Activities	66,491	139,946	(59,687)
Net Increase (Decrease) in Cash and Cash Equivalents	12,010	77,876	(393,036)
Cash and Cash Equivalents at Beginning of Year	142,536	64,660	457,696
Cash and Cash Equivalents at End of Year	$154,546	$142,536	$64,660

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$84,489	$51,828	$5,752
Income Taxes	8,853	6,644	13,018
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	2,447	2,488	1,656
Total fair value of assets acquired in acquisition of Whitehall Branch, net of cash	3,819	—	—
Total fair value of liabilities assumed in acquisition of Whitehall Branch, net of cash	37,683	—	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:RISKS AND UNCERTAINTIES

Nature of Operations - Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Until December 31, 2024, Arrow operated with two subsidiaries which were nationally-chartered banks in New York, Glens Falls National Bank ("GFNB") and Saratoga National Bank ("SNB"). On December 31, 2024, SNB was merged into GFNB and GFNB was renamed Arrow Bank National Association. Arrow Bank National Association's main office is located in Glens Falls, New York. Arrow Bank provides a full range of services to individuals and small to mid-size businesses in New York State from Albany to the Canadian border. In addition, through an indirect lending program, Arrow sources consumer loans from an extensive network of automobile dealers that operate throughout New York and Vermont. Arrow Bank has a wealth management department which provides investment management and trust services. An active subsidiary of Arrow Bank is Upstate Agency LLC, offering insurance services including property, and casualty insurance, group health insurance and individual life insurance products. North Country Investment Advisers, Inc., a registered investment adviser that provides investment advice to our proprietary mutual fund, and Arrow Properties, Inc., a real estate investment trust, or REIT, are subsidiaries of Arrow Bank. Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

Concentrations of Credit - With the exception of some indirect auto lending, Arrow's loans are primarily with borrowers in upstate New York.  Although the loan portfolios of Arrow Bank is well diversified, tourism has a substantial impact on the northeastern New York economy. The commitments to extend credit are fairly consistent with the distribution of loans presented in Note 5, "Loans," generally have the same credit risk and are subject to normal credit policies.  Generally, the loans are secured by assets and are expected to be repaid from cash flow or the sale of selected assets of the borrowers.  Arrow evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based upon Management's credit evaluation of the counterparty.  The nature of the collateral varies with the type of loan and may include: residential real estate, cash and securities, inventory, accounts receivable, property, plant and equipment, income producing commercial properties and automobiles.

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

Segment Reporting - The majority of Arrow's revenue is from the business of community banking. Accordingly, all of it's operations are considered by management to be aggregated in one reportable operating segment. See Note 22 for further discussion on segment reporting.

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
State and municipal bonds carry a rating from an accredited ratings agency, primarily with an investment grade rating. In addition, Arrow has a limited amount of New York state local municipal bonds that are not rated. The estimate of expected credit losses on the HTM portfolio is based on the expected cash flows of each individual CUSIP over its contractual life and utilized a municipal loss forecast model for determining PD and LGD rates. Management may exercise discretion to make adjustments based on environmental factors. A calculated expected credit loss for individual securities was determined using the PD and LGD rates. Arrow determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded.

Allowance for Credit Losses – Available for Sale (AFS) Debt Securities - Arrow's AFS debt securities are comprised of U.S. Treasuries, U.S. Government & Agency Obligations, State and Municipal Obligations, Mortgage-Backed Securities and Corporate and Other Debt Securities. The impairment model for AFS debt securities differs from the CECL approach utilized by HTM debt securities since AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, Arrow first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, in making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, failure of the issuer of the debt security to make scheduled interest or principal payments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. The cash flows are estimated using information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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
From time-to-time, Arrow Bank has sold (most with servicing retained) residential real estate loans at or shortly after origination. Any gain or loss on the sale of loans, along with the value of the servicing right, is recognized at the time of sale as the difference between the recorded basis in the loan and net proceeds from the sale.  Loans held for sale are recorded at the lower of cost or fair value on an aggregate basis.
Loans are placed on nonaccrual status either due to delinquency of principal and/or interest or a judgment by management that the full repayment of principal and interest is unlikely. Unless already placed on nonaccrual status, loans secured by home equity lines of credit are put on nonaccrual status when 120 days past due; residential real estate loans when 150 days past due; commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain; all other loans are to be moved to nonaccrual status upon the earliest occurrence of repossession, bankruptcy, delinquency of 90 days or more unless the loan is secured and in the process of collection with no loss anticipated or when full collection of principal and interest is in doubt.
The balance of any accrued interest deemed uncollectible at the date the loan is placed on nonaccrual status is reversed, generally against interest income.  A loan is returned to accrual status at the later of the date when the past due status of the loan falls below the threshold for nonaccrual status or management deems that it is likely that the borrower will repay all interest and principal.  For payments received while the loan is on nonaccrual status, Arrow Bank may recognize interest income on a cash basis if the repayment of the remaining principal and accrued interest is deemed likely.

Allowance for Credit Losses – Loans - Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net lifetime amount expected to be collected on the loans. Credit losses are charged off against the allowance when management believes a loan balance to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.
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
All loans that exceed $250,000 which are on nonaccrual, are evaluated on an individual basis. For collateral dependent financial assets where Arrow has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and Arrow expects repayment of the financial asset to be provided substantially through the sale of the collateral, Arrow has elected to measure the allowance for credit loss as the difference between the fair value of the collateral less cost to sell, and the amortized cost basis of the asset as of the measurement date. In the event the repayment of a collateral dependent financial asset is expected to be provided substantially through the operation of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.
As part of ASU No. 2022-02, Arrow evaluates whether a modification represents a new loan or a continuation of an existing loan, consistent with the current GAAP treatment for other loan modifications. In addition, Arrow evaluates and if necessary, discloses if loan modifications made to borrowers experiencing financial difficulty contain a financial concession.

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

Comprehensive Income (Loss) - For Arrow, comprehensive income (loss) represents net income plus unrealized net securities holding gains or losses arising during the year (net of taxes), the reclassification adjustment for net securities gains and losses arising during the year (net of taxes), net unrealized gains or losses on cash flow hedge agreements, reclassification of net unrealized gain or loss on cash flow hedge agreements to interest expense (net of taxes), net retirement plan gain or loss (net of taxes), net retirement plan prior service cost (net of taxes), amortization of net retirement plan actuarial gain or loss (net of taxes) and amortization of net retirement plan prior service credit or cost (net of taxes) and is presented in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Shareholders’ Equity. Accumulated other comprehensive income (loss) includes the aforementioned items as well as amortization of net retirement plan prior service credit or cost (net of taxes) in the Company’s defined-benefit retirement and pension plan, supplemental employee retirement plan, and post-retirement life and healthcare benefit plan.

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

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization included in operating expenses are computed largely on the straight-line method. Depreciation is based on the estimated useful lives of the assets (in most instances the useful lifes are approximately: buildings and improvements 20-40 years; furniture and equipment 7-10 years; data processing equipment 5-7 years) and, in the case of leasehold improvements, amortization is computed over the terms of the respective leases or their estimated useful lives, whichever is shorter.  Gains or losses on disposition are reflected in earnings.

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

Investments in Real Estate Limited Partnerships - These limited partnerships acquire, develop and operate low and moderate-income housing. As a limited partner in these projects, Arrow receives low income housing tax credits and tax deductions for losses incurred by the underlying properties. The proportional amortization method allowed in Accounting Standards Update 2014-01 "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects" is applied. The proportional amortization method permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and to recognize the net investment performance in the income statement as a component of income tax expense. Neither the proportional amortization or the related investment are significant to the balance sheet or results of operations.

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

Derivative Instruments and Hedging Activities - Arrow enters into the following types of derivative and hedging transactions:
•Back to back interest rate swap agreements that are not designated as hedges for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not present any material exposure to Arrow's consolidated statements of income. Arrow records its interest rate swap agreements at fair value and is presented on a gross basis within other assets and other liabilities on the consolidated balance sheets. Changes in the fair value of assets and liabilities arising from these derivatives are included, net, in other income in the consolidated statement of income.
•Pay-fixed portfolio layer method fair value swaps, designated as hedging instruments. Arrow is designating the fair value swaps under the portfolio layer method ("PLM"). Under PLM, the hedged items are designated as hedged layers of a closed portfolio of financial loans that are anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swaps at fair value on the Consolidated Balance Sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swaps on the Consolidated Balance Sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.
•Interest rate swaps to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates of CDs or borrowings and to synthetically fix the variable rate interest payments in outstanding subordinated trust securities. These agreements are designated as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings.

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

Pension and Postretirement Benefits - Arrow maintains a non-contributory, defined benefit pension plan covering substantially all employees, a supplemental pension plan covering certain executive officers selected by the Board of Directors, and certain post-retirement medical, dental and life insurance benefits for certain employees and retirees which are more fully described in Note 13, Retirement Benefit Plans.  The costs of these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses. The cost of post-retirement benefits other than pensions is recognized on an accrual basis as employees perform services to earn the benefits.  Arrow recognizes the overfunded or underfunded status of our single employer defined benefit pension plan as an asset or liability on its consolidated balance sheet and recognizes changes in the funded status in comprehensive income in the year in which the change occurred.
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
Stock-Based Compensation Plans - Arrow has three stock-based compensation plans, which are described more fully in Note 12, Stock Based Compensation.  The Company expenses the grant date fair value of stock options, restricted stock units and restricted stock granted.  For stock options and restricted stock units, the expense is recognized over the vesting period of the grant, typically four years for stock options, three years for restricted stock units, and three or four years for restricted stock, on a straight-line basis. Shares are generally issued from treasury for the exercise of stock options.
In October 2023, the Board of Directors approved the adoption of the new qualified 2023 ESPP, which became effective as of January 1, 2024 and was approved by our shareholders at the 2024 annual meeting of shareholders. The Plan is intended to satisfy the requirements of Section 423 of the Internal Revenue Code. Under the new qualified 2023 ESPP, the amount of the discount is 10%. Arrow's previously sponsored ESPP allowed employees to purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.
Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP has the ability to borrow funds from Arrow Bank to purchase outstanding shares of Arrow’s common stock.   At December 31, 2024 and 2023, there were no loans outstanding and no unallocated shares. Arrow may, in its sole discretion, make additional cash contributions to the Plan each year on behalf of the participants.

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
The carrying amount of short-term assets and liabilities is a reasonable estimate of fair value: cash and due from banks, federal funds sold and purchased, securities sold under agreements to repurchase, demand deposits, savings, N.O.W. and money market deposits, brokered money market deposits, other short-term borrowings, accrued interest receivable and accrued interest payable.  The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rates are estimated using the FHLBNY yield curve, which is considered representative of Arrow’s time deposit rates. The fair value estimates of other on- and off-balance sheet financial instruments, as well as the method of arriving at fair value estimates, are included in the related footnotes and summarized in Note 17, Fair Values.

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

The following accounting standard was adopted by Arrow in 2024.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.. The Company adopted ASU 2023-07 in its 2024 fiscal year Form 10-K. See Note 22 for further discussion on segment reporting.

The following accounting standard has been issued and becomes effective for Arrow at a future date.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. Under ASU 2023-09, for each annual periods presented, public entities are required to (1) disclose specific categories in the tabular rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state, and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for public companies for annual periods beginning after December 15, 2024, and can be applied on a prospective basis with an option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its condensed consolidated financial statements and related disclosures.

Note 3:CASH AND CASH EQUIVALENTS (Dollars In Thousands)

	2024	2023
Balances at December 31:
Cash and Due From Banks	$27,422	$36,755
Interest-Bearing Deposits at Banks	127,124	105,781
Total Cash and Cash Equivalents	$154,546	$142,536

Note 4:    INVESTMENT SECURITIES (Dollars In Thousands)

The following table is the schedule of Available-For-Sale Securities at December 31, 2024 and 2023:

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2024
Available-For-Sale Securities, at Amortized Cost	$97,985	$70,000	$240	$330,448	$1,000	$499,673
Gross Unrealized Gains	90	32	—	29	—	151
Gross Unrealized Losses	(5)	(818)	—	(35,869)	(21)	(36,713)
Available-For-Sale Securities, at Fair Value	$98,070	$69,214	$240	$294,608	$979	$463,111
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						181,759

Maturities of Debt Securities, at Amortized Cost:
Within One Year	24,960	45,000	—	1,852	—	71,812
From 1 - 5 Years	24,650	25,000	—	166,436	1,000	217,086
From 5 - 10 Years	48,375	—	240	162,160	—	210,775
Over 10 Years	—	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	25,046	44,932	—	1,826	—	71,804
From 1 - 5 Years	24,654	24,282	—	149,746	979	199,661
From 5 - 10 Years	48,370	—	240	143,036	—	191,646
Over 10 Years	—	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$48,370	$—	$—	$66,958	$—	$115,328
12 Months or Longer	—	54,182	—	221,305	979	276,466
Total	$48,370	$54,182	$—	$288,263	$979	$391,794

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
Number of Securities in a Continuous Loss Position	2	7	—	97	1	107

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$5	$—	$—	$2,037	$—	$2,042
12 Months or Longer	—	818	—	33,832	21	34,671
Total	$5	$818	$—	$35,869	$21	$36,713

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$97,985
US Treasury Obligations, at Fair Value	98,070
US Agency Obligations, at Amortized Cost		$70,000
US Agency Obligations, at Fair Value		69,214
Local Municipal Obligations, at Amortized Cost			$240
Local Municipal Obligations, at Fair Value			240
US Government Agency Securities, at Amortized Cost				$6,712
US Government Agency Securities, at Fair Value				6,464
Government Sponsored Entity Securities, at Amortized Cost				323,736
Government Sponsored Entity Securities, at Fair Value				288,144
Corporate Trust Preferred Securities, at Amortized Cost					$1,000
Corporate Trust Preferred Securities, at Fair Value					979

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2023
Available-For-Sale Securities, at Amortized Cost	$73,761	$160,000	$280	$305,161	$1,000	$540,202
Gross Unrealized Gains	243	51	—	6	—	300
Gross Unrealized Losses	—	(7,126)	—	(35,407)	(200)	(42,733)
Available-For-Sale Securities, at Fair Value	$74,004	$152,925	$280	$269,760	$800	$497,769
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						242,938

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	—	137,874	—	269,286	800	407,960
Total	$—	$137,874	$—	$269,286	$800	$407,960

Number of Securities in a Continuous Loss Position	—	19	—	97	1	117

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—	$—	$—
12 Months or Longer	—	7,126	—	35,407	200	42,733
Total	$—	$7,126	$—	$35,407	$200	$42,733

Disaggregated Details:
US Treasury Obligations, at Amortized Cost	$73,761
US Treasury Obligations, at Fair Value	74,004
US Agency Obligations, at Amortized Cost		$160,000
US Agency Obligations, at Fair Value		152,925
Local Municipal Obligations, at Amortized Cost			$280
Local Municipal Obligations, at Fair Value			280
US Government Agency Securities, at Amortized Cost				$7,291
US Government Agency Securities, at Fair Value				6,864
Government Sponsored Entity Securities, at Amortized Cost				297,870
Government Sponsored Entity Securities, at Fair Value				262,896
Corporate Trust Preferred Securities, at Amortized Cost					$1,000
Corporate Trust Preferred Securities, at Fair Value					800

At December 31, 2024, there was no allowance for credit losses for the available for sale securities portfolio.

The following is a summary of realized losses recognized in net income on available-for-sale securities sold during the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Proceeds Received on Sale of AFS Securities	$71,962	$100,739
Basis of AFS investments Sold	75,000	109,836
Net Loss Recognized on Sale of AFS Securities	$(3,038)	$(9,097)

The following table is the schedule of Held-To-Maturity Securities at December 31, 2024 and 2023:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2024
Held-To-Maturity Securities, at Amortized Cost	$91,829	$6,432	$98,261
Gross Unrealized Gains	—	—	—
Gross Unrealized Losses	(1,456)	(219)	(1,675)
Held-To-Maturity Securities, at Fair Value	$90,373	$6,213	$96,586
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			72,506
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			70,831

Maturities of Debt Securities, at Amortized Cost:
Within One Year	53,355	756	54,111
From 1 - 5 Years	36,209	5,676	41,885
From 5 - 10 Years	2,259	—	2,259
Over 10 Years	6	—	6

Maturities of Debt Securities, at Fair Value:
Within One Year	53,039	746	53,785
From 1 - 5 Years	35,105	5,467	40,572
From 5 - 10 Years	2,223	—	2,223
Over 10 Years	6	—	6

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$378	$—	$378
12 Months or Longer	68,112	6,212	74,324
Total	$68,490	$6,212	$74,702
Number of Securities in a Continuous Loss Position	219	16	235

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$2	$—	$2
12 Months or Longer	1,454	219	1,673
Total	$1,456	$219	$1,675

Disaggregated Details:
Municipal Securities, at Amortized Cost	$91,829
Municipal Securities, at Fair Value	90,373
US Government Agency Securities, at Amortized Cost		$2,308

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
US Government Agency Securities, at Fair Value		2,221
Government Sponsored Entity Securities, at Amortized Cost		4,124
Government Sponsored Entity Securities, at Fair Value		3,992

December 31, 2023
Held-To-Maturity Securities, at Amortized Cost	$122,450	$8,945	$131,395
Gross Unrealized Gains	—	—	—
Gross Unrealized Losses	(2,157)	(401)	(2,558)
Held-To-Maturity Securities, at Fair Value	$120,293	$8,544	$128,837
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			115,030
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			112,472

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$1,472	$—	$1,472
12 Months or Longer	102,839	8,544	111,383
Total	$104,311	$8,544	$112,855
Number of Securities in a Continuous Loss Position	319	16	335

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$14	$—	$14
12 Months or Longer	2,143	402	2,545
Total	$2,157	$402	$2,559

Disaggregated Details:
Municipal Securities, at Amortized Cost	$122,450
Municipal Securities, at Fair Value	120,293
US Government Agency Securities, at Amortized Cost		$3,114
US Government Agency Securities, at Fair Value		2,954
Government Sponsored Entity Securities, at Amortized Cost		5,831
Government Sponsored Entity Securities, at Fair Value		5,589

In the tables above, maturities of mortgage-backed securities are included based on their contractual average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for December 31, 2024 and December 31, 2023 do not reflect any deterioration of the credit worthiness of the issuing entities.
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at December 31, 2024, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Arrow carried no allowance for credit loss at December 31, 2024 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during 2024.

Arrow's held to maturity debt securities are comprised of securities issued by U.S. government agencies or U.S. government-sponsored enterprises or state and municipal obligations. U.S. government agencies and U.S. government-sponsored enterprise securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of December 31, 2024.

The following table is the schedule of Equity Securities at December 31, 2024 and 2023.

Equity Securities

	December 31,
	2024	2023
Equity Securities, at Fair Value	$5,055	$1,925

The following is a summary of realized and unrealized gains and losses recognized in income on equity securities during the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Net Gain on Equity Securities	$131	$9,005
Less: Net Gain recognized during the reporting period on equity securities sold during the period	—	9,254
Unrealized Net Gain (Loss) recognized during the reporting period on equity securities still held at the reporting date	$131	$(249)

Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock (at cost)

	December 31,
	2024	2023
Federal Reserve Bank Stock	$1,204	$1,197
Federal Home Loan Bank Stock	3,149	3,852
Total Federal Reserve Bank and Federal Home Loan Bank Stock	$4,353	$5,049

Note 5:LOANS (Dollars In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of December 31, 2024 and December 31, 2023 and an analysis of the recorded investment in loans that are past due at these dates. Loans held-for-sale of $759 and $165 as of December 31, 2024, and December 31, 2023, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2024
Loans Past Due 30-59 Days	$355	$—	$11,211	$391	$11,957
Loans Past Due 60-89 Days	156	318	5,417	2,685	8,576
Loans Past Due 90 or More Days	102	14,902	2,225	2,239	19,468
Total Loans Past Due	613	15,220	18,853	5,315	40,001
Current Loans	158,378	781,145	1,100,128	1,314,889	3,354,540
Total Loans	$158,991	$796,365	$1,118,981	$1,320,204	$3,394,541

December 31, 2023
Loans Past Due 30-59 Days	$298	$—	$13,511	$3,715	$17,524
Loans Past Due 60-89 Days	21	636	5,579	861	7,097
Loans Past Due 90 or More Days	30	15,308	1,801	3,140	20,279
Total Loans Past Due	349	15,944	20,891	7,716	44,900
Current Loans	155,875	729,543	1,090,776	1,191,814	3,168,008
Total Loans	$156,224	$745,487	$1,111,667	$1,199,530	$3,212,908

Schedule of Non Accrual Loans by Category
		Commercial
December 31, 2024	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$19	$379	$398
Nonaccrual Loans	102	14,902	2,241	3,376	20,621
Nonaccrual With No Allowance for Credit Loss	102	14,902	2,241	3,376	20,621
Interest Income on Nonaccrual Loans	—	—	—	—	—

December 31, 2023
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$6	$446	$452
Nonaccrual Loans	30	15,308	1,877	3,430	20,645

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

Schedule of Supplemental Loan Information

	2024	2023
Supplemental Information:
Unamortized deferred loan origination costs, net of deferred loan origination fees, included in the above balances	$6,155	$6,240
Overdrawn deposit accounts, included in the above balances	1,112	180
Pledged loans under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank of New York	654,890	576,602
Residential real estate loans serviced for Freddie Mac, not included in the balances above	168,653	178,284

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
The December 31, 2024 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized a six-quarter economic forecast sourced from reputable third-parties that projects an increase of approximately 0.07% in the forecasted national unemployment rate, forecasted gross domestic product projected to improve by approximately 0.20%, and the home price index (HPI) forecast to increase by approximately 0.17% from the previous quarter economic forecast.

The following table details activity in the allowance for credit losses on loans for the twelve months ended December 31, 2024 and December 31, 2023

Allowance for Credit Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Rollforward of the Allowance for Credit Losses for the Year Ended:

December 31, 2023	$1,958	$15,521	$2,566	$11,220	$31,265
Charge-offs	(9)	—	(5,837)	(49)	(5,895)
Recoveries	—	—	3,048	—	3,048
Provision	(24)	(1,014)	4,105	2,113	5,180
December 31, 2024	$1,925	$14,507	$3,882	$13,284	$33,598

December 31, 2022	$1,961	$15,213	$2,585	$10,193	$29,952
Charge-offs	—	—	(5,123)	(54)	(5,177)
Recoveries	—	—	3,109	—	3,109
Provision	(3)	308	1,995	1,081	3,381
December 31, 2023	$1,958	$15,521	$2,566	$11,220	$31,265

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. Changes in the allowance are reflected in other operating expenses within the non-interest expense category. As of December 31, 2024, the total unfunded commitment off-balance sheet credit exposure was $1.6 million.

Individually Evaluated Loans

All loans that exceed $250,000, which are on nonaccrual status, are evaluated on an individual basis. Arrow has a policy applicable to collateral dependent financial assets when the borrower is experiencing financial difficulty and the repayment is expected through the sale of the collateral. This policy allows Arrow to use fair value of the collateral at the reporting date adjusted for estimated cost to sell when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operation of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. As of December 31, 2024, there were four total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $16.3 million and none had an allowance for credit loss.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024 and December 31, 2023:

December 31, 2024	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	14,902	14,902
Consumer	—	—	—
Residential	1,417	—	1,417
Total	$1,417	$14,902	$16,319

December 31, 2023	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	15,308	15,308
Consumer	—	—	—
Residential	1,446	—	1,446
Total	$1,446	$15,308	$16,754

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
December 31, 2024
Ending Loan Balance - Collectively Evaluated	$158,991	$781,463	$1,118,981	$1,318,787	$3,378,222
Allowance for Credit Losses - Loans Collectively Evaluated	1,925	14,507	3,882	13,284	33,598

Ending Loan Balance - Individually Evaluated	—	14,902	—	1,417	16,319
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

	Commercial	Commercial Real Estate	Consumer	Residential	Total
December 31, 2023
Ending Loan Balance - Collectively Evaluated	$156,224	$730,179	$1,111,667	$1,198,084	$3,196,154
Allowance for Credit Losses - Loans Collectively Evaluated	1,958	15,521	2,566	11,220	$31,265

Ending Loan Balance - Individually Evaluated	—	15,308	—	1,446	16,754
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

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

Arrow considers the qualitative factors that are relevant to Arrow as of the reporting date, which may include, but are not limited to the following factors:
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

Loan Credit Quality Indicators and Modifications
In 2024, no loans met the criteria for disclosure as part of ASU 2022-02. Any modifications of loans were either immaterial in nature or were made for competitive purposes, i.e., the borrowers were not experiencing financial hardship.

The following table presents credit quality indicators by total loans amortized cost basis by origination year as of December 31, 2024 and December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2024	2024	2023	2022	2021	2020	Prior
Commercial:
Risk rating
Satisfactory	$42,767	$28,988	$23,808	$16,941	$6,183	$19,211	$15,686	$153,584
Special mention	107	229	930	—	72	—	483	1,821
Substandard	—	280	264	—	—	3,030	12	3,586
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Loans	$42,874	$29,497	$25,002	$16,941	$6,255	$22,241	$16,181	$158,991

Current-period gross charge-offs	$—	$—	$—	$—	$9	$—		$9

Commercial Real Estate:
Risk rating
Satisfactory	$90,049	$96,783	$137,146	$109,086	$115,576	$187,202	$2,799	$738,641
Special mention	3,002	200	12,680	—	—	9,506	—	25,388
Substandard	—	146	172	1,985	2,309	26,853	871	32,336
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$93,051	$97,129	$149,998	$111,071	$117,885	$223,561	$3,670	$796,365

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—		$—

Consumer:
Risk rating
Performing	$386,004	$297,698	$243,484	$121,803	$48,268	$18,994	$473	$1,116,724
Nonperforming	345	424	602	593	178	115	—	2,257
Total Consumer Loans	$386,349	$298,122	$244,086	$122,396	$48,446	$19,109	$473	$1,118,981

Current-period gross charge-offs	$1,272	$949	$1,669	$1,270	$434	$243		$5,837

Residential:
Risk rating
Performing	$162,087	$177,071	$225,398	$181,934	$106,695	$334,576	$128,687	$1,316,448
Nonperforming	—	201	254	201	464	2,386	250	3,756
Total Residential Loans	$162,087	$177,272	$225,652	$182,135	$107,159	$336,962	$128,937	$1,320,204

Current-period gross charge-offs	$—	$—	$—	$—	$—	$49		$49

Total Loans	$684,361	$602,020	$644,738	$432,543	$279,745	$601,873	$149,261	$3,394,541

Total gross charge-offs	$1,272	$949	$1,669	$1,270	$443	$292		$5,895

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial:
Risk rating
Satisfactory	$54,584	$34,047	$23,470	$9,655	$4,107	$13,360	$8,586	$147,809
Special mention	—	—	—	117	—	—	—	117
Substandard	—	—	—	—	—	3,199	5,099	8,298
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Loans	$54,584	$34,047	$23,470	$9,772	$4,107	$16,559	$13,685	$156,224

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—		$—

Commercial Real Estate:
Risk rating
Satisfactory	$81,582	$151,818	$105,365	$120,845	$41,406	$174,516	$1,667	$677,199
Special mention	—	10,439	—	—	—	4,084	—	14,523
Substandard	150	9,169	1,670	2,533	791	38,955	497	53,765
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$81,732	$171,426	$107,035	$123,378	$42,197	$217,555	$2,164	$745,487

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—		$—

Consumer:
Risk rating
Performing	$405,099	$355,217	$195,799	$93,708	$44,206	$15,252	$—	$1,109,281
Nonperforming	208	783	551	210	81	85	468	2,386
Total Consumer Loans	$405,307	$356,000	$196,350	$93,918	$44,287	$15,337	$468	$1,111,667

Current-period gross charge-offs	$366	$1,368	$2,122	$604	$397	$266		$5,123

Residential:
Risk rating
Performing	$161,878	$231,365	$192,588	$116,451	$73,875	$296,935	$122,573	$1,195,665
Nonperforming	—	—	444	666	127	2,268	360	3,865
Total Residential Loans	$161,878	$231,365	$193,032	$117,117	$74,002	$299,203	$122,933	$1,199,530

Current-period gross charge-offs	$—	$—	$—	$21	$—	$33		$54

Total Loans	$703,501	$792,838	$519,887	$344,185	$164,593	$548,654	$139,250	$3,212,908

Total gross charge-offs	$366	$1,368	$2,122	$625	$397	$299		$5,177

For the purposes of the table above, nonperforming consumer and residential loans were those loans on nonaccrual status or are 90 days or more past due and still accruing interest.
The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $3.1 million.

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

Note 6:PREMISES AND EQUIPMENT (Dollars In Thousands)

A summary of premises and equipment at December 31, 2024 and 2023 is presented below:

	2024	2023
Land and Bank Premises	$60,118	$60,123
Equipment, Furniture and Fixtures	38,452	37,948
Construction in Progress	3,403	1,099
Leasehold Improvements	5,243	5,127
Total Cost	107,216	104,297
Accumulated Depreciation and Amortization	(51,782)	(49,115)
Net Owned Premises and Equipment	55,434	55,182
Leased Assets (see Note 18)	4,283	4,460
Net Premises and Equipment	$59,717	$59,642

Amounts charged to expense for depreciation totaled $4,432, $3,752 and $3,330 in 2024, 2023 and 2022, respectively. During 2024, the multi-year renovation project to enhance and improve the Queensbury branch location was started and accordingly, capital expenses were reflected in Construction in Progress.

Note 7:GOODWILL AND OTHER INTANGIBLE ASSETS (Dollars In Thousands)

The following table presents information on Arrow’s goodwill as of December 31, 2024, 2023 and 2022:

Total Goodwill
Balance, December 31, 2021	$21,873
Goodwill Acquired	—
Balance, December 31, 2022	21,873
Goodwill Acquired	—
Balance, December 31, 2023	21,873
Goodwill acquired related to the acquisition of the assets of A&B Agency, Inc and the Whitehall Branch	1,916
Balance, December 31, 2024	$23,789

The following table presents information on Arrow’s other intangible assets (other than goodwill) as of December 31, 2024, 2023 and 2022:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Customer Intangibles[1]	Total
Gross Carrying Amount, December 31, 2024	$3,202	$3,340	$4,786	$11,328
Accumulated Amortization	(2,319)	(2,933)	(4,018)	(9,270)
Net Carrying Amount, December 31, 2024	$883	$407	$768	$2,058
Gross Carrying Amount, December 31, 2023	$2,247	$3,296	$4,382	$9,925
Accumulated Amortization	(2,247)	(2,725)	(3,843)	(8,815)
Net Carrying Amount, December 31, 2023	$—	$571	$539	$1,110

Rollforward of Intangible Assets:
Balance, December 31, 2021	$—	$1,010	$908	$1,918
Intangible Assets Acquired	—	10	—	10
Intangible Assets Disposed	—	—	—	—
Amortization of Intangible Assets	—	(235)	(193)	(428)
Balance, December 31, 2022	—	785	715	1,500
Intangible Assets Acquired	—	—	—	—
Intangible Assets Disposed	—	—	—	—
Amortization of Intangible Assets	—	(214)	(176)	(390)
Balance, December 31, 2023	—	571	539	1,110
Intangible Assets Acquired	955	44	404	1,403
Intangible Assets Disposed	—	—	—	—
Amortization of Intangible Assets	(72)	(208)	(175)	(455)
Balance, December 31, 2024	$883	$407	$768	$2,058

1 Amortization of depositor intangibles and customer intangibles are reported in the Consolidated Statements of Income as a component of other operating expense.
2 Amortization of mortgage servicing rights is reported in the Consolidated Statements of Income as a reduction of mortgage servicing fee income, which is included with fees for other services to customers.

The following table presents the remaining estimated annual amortization expense for Arrow's intangible assets as of December 31, 2024:

	Depositor Intangibles	Mortgage Servicing Rights	Customer Intangibles	Total
Estimated Annual Amortization Expense:
2025	$166	$202	$144	$512
2026	149	152	125	426
2027	132	33	106	271
2028	114	7	86	207
2029	97	7	67	171
2030 and beyond	225	6	240	471
Total	$883	$407	$768	$2,058

Note 8:COMMITMENTS AND CONTINGENCIES (Dollars In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of December 31, 2024 and 2023:

Balance at December 31,	2024	2023
Notional Amount:
Commitments to Extend Credit	$449,491	$444,256
Standby Letters of Credit	4,306	3,824
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	(7)	—

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at December 31, 2024 and 2023 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2024 and 2023 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
In the normal course of business, Arrow and Arrow Bank become involved in a variety of routine legal proceedings.  At present, there are no legal proceedings pending or threatened, which in the opinion of management and counsel, would result in a material loss to Arrow, except as noted below. Legal expenses incurred in connection with loss contingencies are expensed as incurred.

Note 9:TIME DEPOSITS (Dollars In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2024:

Year of Maturity	Total Time Deposits
2025	$764,463
2026	20,098
2027	3,907
2028	2,256
2029	3,359
2030 and beyond	11
Total	$794,094
Brokered certificate of deposits totaled $270 million at December 31, 2024.

Note 10:DEBT (Dollars in Thousands)

Schedule of Borrowings:

	2024	2023
Balances at December 31:
FHLBNY Overnight Advances	—	20,000
FHLBNY Term Advances	8,600	6,500
Total Borrowings	$8,600	$26,500

Maximum Borrowing Capacity at December 31:
Federal Funds Purchased	$23,000	$28,000
Federal Home Loan Bank of New York	654,890	576,602
Federal Reserve Bank of New York	571,107	738,511

Available Borrowing Capacity at December 31:
Federal Funds Purchased	$23,000	$28,000
Federal Home Loan Bank of New York	616,290	550,102
Federal Reserve Bank of New York	571,107	738,511

Arrow Bank has in place unsecured federal funds lines of credit with two correspondent banks. As a member of the FHLBNY, Arrow participates in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock and any loans secured by real estate such as commercial real estate, residential real estate and home equity loans (see Notes 4: Investment Securities, and 5: Loans to the Consolidated Financial Statements). The maximum borrowing capacities at the FHLBNY and FRB are determined based on the fair value of the collateral pledged, subject to discounts determined by the respective lenders. As of December 31, 2024, the carrying cost for the FHLBNY collateral was approximately $969 million and approximately $769 million for the FRB. As of December 31, 2024, the fair value for the FHLBNY collateral was approximately $827 million and approximately $769 million for the FRB.  The investment in FHLBNY stock is proportional to the total of Arrow Bank's overnight and term advances (see the Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock in Note 4, Investment Securities, to the Consolidated Financial Statements). Arrow Bank has also established borrowing facilities with the Federal Reserve Bank of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5, Loans, to the Consolidated Financial Statements).

Long Term Debt - FHLBNY Term Advances

In addition to overnight advances, Arrow Bank also borrows longer-term funds from the FHLBNY.

Maturity Schedule of FHLBNY Term Advances:

	Balances		Weighted Average Rate

Final Maturity	2024	2023	2024	2023
First Year	$6,900	$4,250	5.34%	5.80%
Second Year	—	2,250	—%	5.38%
Third Year	1,700	—	4.85%	—%
Total	$8,600	$6,500	5.24%	5.66%

Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

During 2024, there were two classes of financial instruments issued and outstanding by two separate subsidiary business trusts of Arrow, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
The first of the two classes of trust-issued instruments outstanding at year-end was issued by Arrow Capital Statutory Trust II ("ACST II"), a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II trust preferred securities"). The rate on the securities is variable, adjusting quarterly to the 3-month LIBOR plus 3.15%. Arrow designated SOFR as the replacement index for financial instruments. During 2023 the rate on the securities converted to 3-month SOFR plus 3.15% post-conversion. ACST II used the proceeds of the sale of its trust preferred securities to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II trust preferred securities.  The ACST II trust preferred securities became redeemable after July 23, 2008 and mature on July 23, 2033.
The second of the two classes of trust-issued instruments outstanding at year-end was issued by Arrow Capital Statutory Trust III ("ACST III"), a Delaware business trust established on December 23, 2004, upon the filing of a certificate of trust with the

Delaware Secretary of State. On December 28, 2004, the ACST III issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST III").  The rate on the ACST III trust preferred securities is variable, adjusting quarterly, to 3-month LIBOR plus 2.00%.  During 2023 the rate on the securities converted to 3-month SOFR plus 2.00% post-conversion. ACST III used the proceeds of the sale of its trust preferred securities to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST III trust preferred securities.  The ACST III trust preferred securities became redeemable on or after March 31, 2010 and mature on December 28, 2034. Arrow has entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. These agreements are designated as cash flow hedges.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from Arrow Bank.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow Bank to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	2024	2023
ACST II
Balance at December 31,	$10,000	$10,000
Period End:
Variable Interest Rate	7.74%	8.74%
Fixed Interest Rate resulting from cash flow hedge agreement	4.00%	4.00%

ACST III
Balance at December 31,	$10,000	$10,000
Period End:
Variable Interest Rate	6.59%	7.59%
Fixed Interest Rate resulting from cash flow hedge agreement	2.86%	2.86%

Note 11:COMPREHENSIVE INCOME (LOSS), NET OF TAX (Dollars In Thousands)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022:

Schedule of Comprehensive Income (Loss)
	Before-Tax Amount	Tax (Benefit) Expense	Net-of-Tax Amount
2024
Net Unrealized Securities Holding Gains Arising During the Period	$2,833	(732)	2,101
Reclassification Adjustment for Securities Losses Included in Net Income	3,038	(783)	2,255
Net Unrealized Gains on Cash Flow Swap	6,498	(1,675)	4,823
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements	(2,502)	645	(1,857)
Net Retirement Plan Gain	10,777	(2,779)	7,998
Prior Service Cost	(441)	114	(327)
Amortization of Net Retirement Plan Actuarial Loss	(313)	81	(232)
Amortization of Net Retirement Plan Prior Service Cost	272	(70)	202
Other Comprehensive Income	$20,162	(5,199)	14,963

2023
Net Unrealized Securities Holding Gains Arising During the Period	$14,070	(3,629)	10,441
Reclassification Adjustment for Securities Losses Included in Net Income	9,097	(2,345)	6,752
Net Unrealized Gains on Cash Flow Swap	(3,908)	1,008	(2,900)
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements	750	(193)	557
Net Retirement Plan Loss	2,354	(607)	1,747
Prior Service Cost	(526)	135	(391)
Amortization of Net Retirement Plan Actuarial Loss	(162)	43	(119)
Amortization of Net Retirement Plan Prior Service Cost	205	(53)	152
Other Comprehensive Income	$21,880	(5,641)	16,239

2022
Net Unrealized Securities Holding Losses Arising During the Period	$(64,774)	16,547	(48,227)
Net Unrealized Gains on Cash Flow Swap	3,467	(885)	2,582
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements	204	(52)	152
Net Retirement Plan Loss	(6,938)	1,791	(5,147)
Settlement Cost	577	(149)	428
Amortization of Net Retirement Plan Actuarial Loss	56	(15)	41
Amortization of Net Retirement Plan Prior Service Cost	228	(59)	169
Other Comprehensive Loss	$(67,180)	17,178	(50,002)

    The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)

	Unrealized		Defined Benefit Plan Items
	Gains and	Unrealized
	Losses on	Gain On	Net	Net Prior
	Available-for-	Cash Flow	Actuarial	Service
	Sale Securities	Swap	Gain (Loss)	(Cost ) Credit	Total
For the Year-To-Date periods ended:

December 31, 2023	$(31,648)	1,711	(2,839)	(640)	(33,416)
Other comprehensive income (loss) before reclassifications	2,101	4,823	7,998	(327)	14,595
Amounts reclassified from accumulated other comprehensive income (loss)	2,255	(1,857)	(232)	202	368
Net current-period other comprehensive income (loss)	4,356	2,966	7,766	(125)	14,963
December 31, 2024	$(27,292)	4,677	4,927	(765)	(18,453)

December 31, 2022	$(48,841)	4,054	(4,467)	(401)	(49,655)
Other comprehensive income (loss) before reclassifications	10,441	(2,900)	1,747	(391)	8,897
Amounts reclassified from accumulated other comprehensive income (loss)	6,752	557	(119)	152	7,342
Net current-period other comprehensive income (loss)	17,193	(2,343)	1,628	(239)	16,239
December 31, 2023	$(31,648)	1,711	(2,839)	(640)	(33,416)

December 31, 2021	$(614)	1,320	639	(998)	347
Other comprehensive (loss) income before reclassifications	(48,227)	2,582	(5,147)	428	(50,364)
Amounts reclassified from accumulated other comprehensive (loss) income	—	152	41	169	362
Net current-period other comprehensive (loss) income	(48,227)	2,734	(5,106)	597	(50,002)
December 31, 2022	$(48,841)	$4,054	$(4,467)	$(401)	$(49,655)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of accumulated other comprehensive income (loss)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (1)

	Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income (Loss)		Where Net Income Is Presented

For the Year-to-date periods ended:

December 31, 2024

Reclassification of unrealized gains and losses on available-for-sale securities	$(3,038)		Net (Loss) Gain on Securities
Reclassification of net unrealized loss on cash flow hedge agreements	2,502		Interest Expense
Amortization of defined benefit pension items
Prior-service credit	(272)	(2)	Salaries and Employee Benefits
Actuarial Loss	313	(2)	Salaries and Employee Benefits
	(495)		Total before tax
	127		Provision for Income Taxes
Total reclassifications for the period	$(368)		Net of tax

December 31, 2023

Unrealized gains and losses on available-for-sale securities	(9,097)		Net (Loss) Gain on Securities
Reclassification of net unrealized gain on cash flow hedge agreements	(750)		Interest Expense
Amortization of defined benefit pension items
Prior-service credit	$(205)	(2)	Salaries and Employee Benefits
Actuarial Loss	162	(2)	Salaries and Employee Benefits
	(9,890)		Total before tax
	2,548		Provision for Income Taxes
Total reclassifications for the period	$(7,342)		Net of tax

December 31, 2022

Reclassification of net unrealized gain on cash flow hedge agreements	(204)		Interest Expense
Amortization of defined benefit pension items
Prior-service credit	$(228)	(2)	Salaries and Employee Benefits
Actuarial Loss	(56)	(2)	Salaries and Employee Benefits
	(488)		Total before tax
	126		Provision for Income Taxes
Total reclassifications for the period	$(362)		Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see retirement benefit plans footnote for additional details).

Note 12:STOCK-BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

Arrow has established three stock-based compensation plans: a Long Term Incentive Plan, an Employee Stock Purchase Plan (ESPP) and an Employee Stock Ownership Plan (ESOP).  When applicable, share and per share data have been adjusted for the September 26, 2023 3% stock dividend.

Long Term Incentive Plan

The Long Term Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance units and performance shares. The Compensation Committee of the Board of Directors administers the Long Term Incentive Plan.

Shares Available for Grant at December 31, 2024	392,331

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

The following table summarizes information about restricted stock awards for the year ended December 31, 2024:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2024	—	$—
Granted	22,230	$24.54
Vested	(412)	$24.54
Forfeited	—	—
Outstanding at December 31, 2024	21,818	$24.54

The following table presents information on the amounts expensed related to restricted stock awards.

	For the Year Ended December 31,
	2024	2023
Amount expensed	$90	$—

The following is the Schedule of Other Information on restricted stock awards.

2024
Restricted Stock Awards Granted	22,230
Weighted Average Grant Date Information:
Fair Value of Awards Granted	$24.54

Total Grant Date Fair Value of Awards Granted in Period	$546
Total Fair Value of Awards Vested in Period	$10
Amount Expensed During the Year	$90
Compensation Costs for Non-vested Awards Not Yet Recognized	$456
Weighted Average Expected Vesting Period, In Years	3.41

Stock Options - Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period. The Company did not grant stock options in 2024.

The following table summarizes information about stock option activity for the year ended December 31, 2024.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	305,308	$28.96
Granted	—	$—
Exercised	(18,792)	$22.91
Forfeited	(40,063)	$28.47
Outstanding at December 31, 2024	246,453	$29.50	5.10	$256
Vested at Period-End	189,700	$28.89	4.39	$242
Expected to Vest	56,753	$31.54	7.47	$14

The following is the Schedule of Stock Options Granted Under the Long Term Incentive Plan by Exercise Price Range.

	Exercise Price Ranges
	$19.99 to $20.41	$27.04 to $27.47	$30.26	$31.34 to $33.78	Total
Outstanding at December 31, 2024
Number of Stock Options Outstanding	15,336	86,728	27,687	116,702	246,453
Weighted-Average Remaining Contractual Life (in years)	0.65	4.62	2.07	6.85	5.10
Weighted-Average Exercise Price	$20.23	$27.26	$30.26	$32.20	$29.50

Vested at December 31, 2024
Number of Stock Options Outstanding	15,336	78,252	27,687	68,425	189,700
Weighted-Average Remaining Contractual Life (in years)	0.65	4.46	2.07	6.23	4.39
Weighted-Average Exercise Price	$20.23	$27.28	$30.26	$32.11	$28.89

    The following is the Schedule of Other Information on Stock Options Granted.

	2024	2023	2022
Stock Options Granted	—	57,680	60,471
Weighted Average Grant Date Information:
Fair Value of Options Granted	$—	$7.78	$7.21
Fair Value Assumptions:
Dividend Yield	—%	3.30%	2.90%
Expected Volatility	—%	28.38%	27.15%
Risk Free Interest Rate	—%	3.57%	1.69%
Expected Lives (in years)	0	8.34	8.56

Amount Expensed During the Year	$197	$284	$312
Compensation Costs for Non-vested Awards Not Yet Recognized	201	536	542
Weighted Average Expected Vesting Period, In Years	1.77	2.29	2.22
Proceeds From Stock Options Exercised	$433	$96	$631
Tax Benefits Related to Stock Options Exercised	34	11	34
Intrinsic Value of Stock Options Exercised	115	34	338

Restricted Stock Units - Historically, the Company has granted restricted stock units which gives the recipient the right to receive shares of Company stock upon vesting. The fair value of each restricted stock unit is the market value of Company stock on the date of grant. Restricted stock units vested over three years from the grant date. Once vested, the restricted stock units are no longer forfeitable. Vested units settle upon retirement of the recipient. Unvested restricted stock units generally forfeit if the recipient ceases to be employed by the Company, with limited exceptions. The Company did not grant restricted stock units in 2024.

The following table summarizes information about restricted stock unit activity for the years ended December 31, 2024, 2023 and 2022.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	—	$—
Granted	—	—
Vested	—	—
Non-vested at December 31, 2024	—	—

Non-vested at January 1, 2023	13,925	$30.47
Granted	5,164	31.47
Vested	(19,089)	30.74
Non-vested at December 31, 2023	—	—

Non-vested at January 1, 2022	14,007	$28.42
Granted	4,441	33.78
Vested	(4,523)	27.35
Non-vested at December 31, 2022	13,925	30.47

The following table presents information on the amounts expensed related to Restricted Stock Units awarded pursuant to the Long Term Incentive Plan for the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Amount Expensed During the Year	$—	$321	$141
Compensation Costs for Non-vested Awards Not Yet Recognized	—	—	158

Employee Stock Purchase Plan

In April 2023, Arrow suspended the operation of the ESPP as a result of the now resolved delay in filing the 2022 Form 10-K and the 2023 Q1 Form 10-Q and the related effects under applicable securities laws. In October 2023, the Board of Directors approved the adoption of the 2023 ESPP, which is intended to satisfy the requirements of Section 423 of the Internal Revenue Code. Under this plan, the amount of the discount is 10%. Arrow previously sponsored an ESPP under which employees purchased Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan. The new qualified 2023 ESPP was approved by Arrow shareholders at the 2024 annual meeting of shareholders.

Director Stock Plan

Arrow maintains a director stock plan, pursuant to which a portion of the directors’ fees, as determined by the Board in its sole discretion, is paid to the directors in shares of Company common stock, as opposed to cash or any other form of compensation, subject to applicable law. Each director may elect to receive a greater amount or percentage of his or her directors’ fees payable in common stock from the portion that would otherwise have been payable in cash to the director.

Employee Stock Ownership Plan

Arrow maintains an employee stock ownership plan.  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements. The Company makes voluntary cash contributions to the Plan each year.

Schedule of ESOP Compensation Expense

	2024	2023	2022
ESOP Compensation Expense	$1,879	$1,540	$1,457

Note 13: RETIREMENT BENEFIT PLANS (Dollars in Thousands)

Arrow sponsors qualified and nonqualified defined benefit pension plans and other postretirement benefit plans for its employees. Arrow maintains a non-contributory pension plan, which covers substantially all employees.  Effective December 1, 2002, all active participants in the qualified defined benefit pension plan were given a one-time irrevocable election to continue participating in the traditional plan design, for which benefits were based on years of service and the participant’s final compensation (as defined), or to begin participating in the new cash balance plan design.  All new employees who participate in the plan after December 1, 2002 automatically participate in the cash balance plan design.  The interest credits under the cash balance plan are based on the 30-year U.S. Treasury rate in effect for November of the prior year with a minimum interest credit of 3.0%.  The service credits under the cash balance plan are equal to 6.0% of eligible salaries for employees who become participants on or after January 1, 2003.  For employees in the plan prior to January 1, 2003, the service credits are scaled based on the age of the participant, and range from 6.0% to 12.0%.  The funding policy is to contribute up to the maximum amount that can be deducted for federal income tax purposes and to make all payments required under ERISA.  Arrow also maintains a supplemental non-qualified unfunded retirement plan to provide eligible employees of Arrow and its subsidiaries with benefits in excess of qualified plan limits imposed by federal tax law.
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
As of December 31, 2024, Arrow uses the sex-distinct Amount-Weighted Pri-2012 Mortality Tables for employees, healthy retirees and contingent survivors, with mortality improvements projected using Scale MP-2021 on a generational basis for the Pension Plan and the sex-distinct White Collar Amount-Weighted Pri-2012 Mortality Tables for employees, healthy retirees and contingent survivors, with mortality improvements projected using Scale MP-2021 on a generational basis for the Select Executive Retirement Plan.
Segment interest rates of 4.66%, 5.25% and 5.57% were used in determining the present value of a lump sum payment/annuitizing cash balance accounts as of December 31, 2024
Effective January 1, 2021, Arrow Bank, formerly GFNB, amended the Arrow Financial Corporation Employees' Pension Plan. The plan change was adopted January 1, 2021 and the amendment was valued as of December 31, 2020. The plan amendment included the following:
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
The plan amendment caused a $352 thousand increase in the projected benefit obligation creating a positive service cost which will be amortized over 9.70 years (the average expected future service of active plan participants.)

Effective January 1, 2021, Arrow Bank, formerly GFNB, amended the Arrow Financial Corporation Employees' Select Executive Retirement Plan. The plan change was adopted January 1, 2021 and the amendment was valued as of December 31, 2020. The plan amendment provides a special adjustment to the monthly benefit payment for certain retirees. The plan amendment caused a $123 thousand increase in the projected benefit obligation creating a positive prior service cost which will be amortized over 12.5 years.

Effective December 1, 2023, Arrow amended the Arrow Financial Corporation Employees' Pension Plan. The plan change was adopted December 1, 2023 and was valued as of December 31, 2023. The plan amendment was made to reflect a one-time four percent cost of living increase applied to monthly benefit payments. The amendment caused a $526 thousand increase in the projected benefit obligation, creating a positive prior service cost. The amount will be amortized over 7.64 years which is the average expected future years of service of active plan participants.

Effective January 1, 2024, Arrow amended the schedule of participants to the Arrow Financial Corporation Employees' Select Executive Retirement Plan. The amendment expanded the pool of eligible participants to include all members of the Executive Leadership Team. The impact on the December 31, 2024 pension benefit obligation was minimal.

Effective December 31, 2024, Arrow amended the Arrow Financial Corporation Employees' Pension Plan. The plan change was adopted December 31, 2024 and was valued as of December 31, 2024. The plan amendment established a minimum account balance for certain executives and caused a $441 thousand increase in the projected benefit obligation, creating a positive prior service cost. The amount will be amortized over 7.64 years which is the expected future years of service of active plan participants.

Settlement accounting is required when lump sum payments during a fiscal year exceed that fiscal year's Service Cost plus Interest Cost components of the Net Periodic Pension Cost. For 2024 and 2023, settlement accounting was not required. For 2022, the sum of the Service Cost and Interest Cost was $3.3 million and the 2022 total lump sum payments exceeded that amount. The Plan therefore recognized in the 2022 Net Periodic Pension Cost a portion of the Unamortized Net (Gain)/Loss equal to the ratio of the projected benefit obligation for the participants that received a lump sum to the total projected benefit obligation. As of December 31, 2022, the Unamortized Net Loss prior to reflecting settlement accounting was $7.2 million. The ratio of the projected benefit obligation for participants that received a lump sum to the total projected benefit obligation was 8.06%. The effect of the settlement that was recognized in the 2022 Net Periodic Pension Cost was $577 thousand.
The following tables set forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Defined Benefit Plan Funded Status
December 31, 2024
Fair Value of Plan Assets	$63,893	$—	$—
Benefit Obligation	39,763	4,940	5,550
Funded Status of Plan	$24,130	$(4,940)	$(5,550)

December 31, 2023
Fair Value of Plan Assets	$59,199	$—	$—
Benefit Obligation	42,914	6,904	6,221
Funded Status of Plan	$16,285	$(6,904)	$(6,221)

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Change in Benefit Obligation
Benefit Obligation, at January 1, 2024	$42,914	$6,904	$6,221
Service Cost [1]	1,692	78	45
Interest Cost [2]	2,242	320	320
Plan Participants' Contributions	—	—	483
Amendments / Curtailments / Special Termination	441	—	—
Actuarial Loss	(3,256)	(1,770)	(497)
Benefits Paid	(4,270)	(592)	(1,022)
Benefit Obligation, at December 31, 2024	$39,763	$4,940	$5,550

Benefit Obligation, at January 1, 2023	$39,528	$6,070	$6,482
Service Cost [1]	1,593	570	56
Interest Cost [2]	2,099	336	332
Plan Participants' Contributions	—	—	459
Amendments	526	—	—
Actuarial Gain (Loss)	2,125	357	(397)
Benefits Paid	(2,957)	(429)	(711)
Benefit Obligation, at December 31, 2023	$42,914	$6,904	$6,221

Change in Fair Value of Plan Assets
Fair Value of Plan Assets, at January 1, 2024	$59,199	$—	$—
Actual Return on Plan Assets	8,964	—	—
Employer Contributions	—	592	539
Plan Participants' Contributions	—	—	483
Benefits Paid	(4,270)	(592)	(1,022)
Fair Value of Plan Assets, at December 31, 2024	$63,893	$—	$—

Fair Value of Plan Assets, at January 1, 2023	$54,300	$—	$—
Actual Return on Plan Assets	7,856	—	—
Employer Contributions	—	429	252
Plan Participants' Contributions	—	—	459
Benefits Paid	(2,957)	(429)	(711)
Fair Value of Plan Assets, at December 31, 2023	$59,199	$—	$—

Accumulated Benefit Obligation at December 31, 2024	$39,763	$4,940	$5,550

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Amounts Recognized in the Consolidated Balance Sheets
December 31, 2024
Prepaid Pension Asset	$24,130	$—	$—
Accrued Benefit Liability	—	(4,940)	(5,550)
Net Benefit (Expense) Recognized	$24,130	$(4,940)	$(5,550)

December 31, 2023
Prepaid Pension Asset	$16,285	$—	$—
Accrued Benefit Liability	—	(6,904)	(6,221)
Net Benefit (Expense) Recognized	$16,285	$(6,904)	$(6,221)

Amounts Recognized in Other Comprehensive (Loss) Income
For the Year Ended December 31, 2024
Net Unamortized Gain Arising During the Period	$(8,509)	$(1,770)	$(498)
Prior Service Cost	441	—	—
Amortization of Net (Loss) Gain	—	(24)	337
Amortization of Prior Service Cost	(131)	(39)	(102)
Total Other Comprehensive Loss for Pension and Other Postretirement Benefit Plans	$(8,199)	$(1,833)	$(263)

For the Year Ended December 31, 2023
Net Unamortized Loss (Gain) Arising During the Period	$(2,315)	$358	$(397)
Net Prior Service Cost Arising During the Period	526	—	—
Amortization of Net (Loss) Gain	(118)	(73)	353
Amortization of Prior Service Cost	(62)	(39)	(104)
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$(1,969)	$246	$(148)

For the Year Ended December 31, 2022
Net Unamortized Loss (Gain) Arising During the Period	$9,492	$(983)	$(1,571)
Amortization of Net (Loss) Gain	—	(212)	156
Amortization of Prior Service Cost	(78)	(44)	(106)
Settlement Cost	(577)	—	—
Total Other Comprehensive Income (Loss) for Pension and Other Postretirement Benefit Plans	$8,837	$(1,239)	$(1,521)

Accumulated Other Comprehensive Income
December 31, 2024
Net Actuarial Gain	$(4,369)	$(55)	$(2,801)
Prior Service Cost	1,150	291	160
Total Accumulated Other Comprehensive (Loss) Income, Before Tax	$(3,219)	$236	$(2,641)

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
December 31, 2023
Net Actuarial Loss (Gain)	$4,141	$1,739	$(2,641)
Prior Service Cost	840	330	262
Total Accumulated Other Comprehensive Income (Loss), Before Tax	$4,981	$2,069	$(2,379)

Net Periodic Benefit Cost
For the Year Ended December 31, 2024
Service Cost [1]	$1,692	$78	$45
Interest Cost [2]	2,242	320	320
Expected Return on Plan Assets [2]	(3,710)	—	—
Amortization of Prior Service Cost [2]	131	39	102
Amortization of Net Loss (Gain) [2]	—	25	(337)
Net Periodic Benefit Cost	$355	$462	$130

For the Year Ended December 31, 2023
Service Cost [1]	$1,593	$570	$56
Interest Cost [2]	2,099	336	332
Expected Return on Plan Assets [2]	(3,416)	—	—
Amortization of Prior Service Cost [2]	62	39	104
Amortization of Net Loss (Gain) [2]	118	73	(353)
Net Periodic Benefit Cost	$456	$1,018	$139

For the Year Ended December 31, 2022
Service Cost [1]	$1,877	$835	$90
Interest Cost [2]	1,439	225	248
Expected Return on Plan Assets [2]	(4,314)	—	—
Amortization of Prior Service Cost [2]	77	44	106
Amortization of Net Loss [2]	—	212	(156)
Settlement Cost [2]	577	—	—
Net Periodic Benefit (Income) Cost	$(344)	$1,316	$288

Weighted-Average Assumptions Used in Calculating Benefit Obligation
December 31, 2024
Discount Rate	6.15%	6.21%	6.12%
Rate of Compensation Increase	4.00%	4.00%	4.00%
Interest Rate Credit for Determining Projected Cash Balance Account	4.54%	4.54%
Interest Rates segments to Annuitize Cash Balance Account (Segment 1, Segment 2 and Segment 3, respectively)	4.66%, 5.25% and 5.57%	4.66%, 5.25% and 5.57%
Interest Rates to Convert Annuities to Actuarially Equivalent Lump Sum Amounts (Segment 1, Segment 2 and Segment 3, respectively)	4.66%,5.25% and 5.57%	4.66%, 5.25% and 5.57%

December 31, 2023
Discount Rate	5.52%	5.53%	5.51%
Rate of Compensation Increase	4.00%	4.00%	4.00%
Interest Rate Credit for Determining Projected Cash Balance Account	4.66%	4.66%

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Weighted-Average Assumptions Used in Calculating Net Periodic Benefit Cost
December 31, 2024
Discount Rate	5.52%	5.53%	5.51%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	4.00%	4.00%	4.00%
Interest Rate Credit for Determining Projected Cash Balance Account	4.66%	4.66%
Interest Rates to Annuitize Cash Balance Account (Segment 1, Segment 2, and Segment 3, respectively)	4.66%, 5.25% and 5.57%	4.66%,5.25% and 5.57%
Interest Rates to Convert Annuities to Actuarially Equivalent Lump Sum Amounts (Segment 1, Segment 2 and Segment 3, respectively)	4.66%, 5.25% and 5.57%	4.66%, 5.25% and 5.57%

December 31, 2023
Discount Rate	5.59%	5.61%	5.62%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.99%	3.99%
Interest Rates to Annuitize Cash Balance Account (Segment 1, Segment 2, and Segment 3, respectively)	5.50%, 5.76% and 5.83%	5.50%, 5.76% and 5.83%
Interest Rates to Convert Annuities to Actuarially Equivalent Lump Sum Amounts (Segment 1, Segment 2 and Segment 3, respectively)	5.50%, 5.76% and 5.83%	5.50%, 5.76% and 5.76%

December 31, 2022
Discount Rate	3.30%	5.61%	3.32%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%	3.99%
Interest Rates to Annuitize Cash Balance Account (Segment 1, Segment 2, and Segment 3, respectively)	5.09%, 5.60% and 5.41%	5.09%, 5.60% and 5.41%
Interest Rates to Convert Annuities to Actuarially Equivalent Lump Sum Amounts (Segment 1, Segment 2 and Segment 3, respectively)	5.09%, 5.60% and 5.41%	5.09%, 5.60% and 5.41%
Footnotes:
1.Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2.Included in Other Operating Expense on the Consolidated Statements of Income

Schedule of Defined Benefit Plan Disclosures
Information about Defined Benefit Plan Assets - Employees' Pension Plan

Fair Value Measurements Using:
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percent of Total	Target Allocation Minimum	Target Allocation Maximum
December 31, 2024
Cash	$—	$—	$—	$—	—%	—%	15.0%
Interest-Bearing Money Market Fund	2,699	—	—	2,699	4.2%	—%	15.0%
Arrow Common Stock	5,593	—	—	5,593	8.8%	—%	10.0%
North Country Funds - Equity 1	18,740	—	—	18,740	29.3%
Other Mutual Funds - Equity	26,598	—	—	26,598	41.6%
Total Equity Funds	45,338	—	—	45,338	70.9%	55.0%	85.0%
Other Mutual Funds - Fixed Income	10,263	—	—	10,263	16.1%
Total Fixed Income Funds	10,263	—	—	10,263	16.1%	10.0%	30.0%
Total	$63,893	$—	$—	$63,893	100.0%

December 31, 2023
Cash
Interest-Bearing Money Market Fund	1,257	—	—	1,257	2.1%	—%	15.0%
Arrow Common Stock	5,443	—	—	5,443	9.2%	—%	10.0%
North Country Funds - Equity 1	20,012	—	—	20,012	33.8%
Other Mutual Funds - Equity	19,883	—	—	19,883	33.6%
Total Equity Funds	39,895	—	—	39,895	67.4%	55.0%	85.0%
Other Mutual Funds - Fixed Income	12,012	—	—	12,012	20.3%
Total Fixed Income Funds	12,012	—	—	12,012	20.3%	10.0%	30.0%
Alternative ETF	592	—	—	592	1.0%	—%	20.0%
Total	$59,199	$—	$—	$59,199	100.0%

Footnote:
1 The North Country Funds - Equity is a publicly traded mutual funds advised by Arrow's subsidiary, North Country Investment
Advisers, Inc.

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Expected Future Benefit Payments
2025	$3,679	$579	$642
2026	3,037	549	657
2027	3,293	531	662
2028	3,294	501	628
2029	3,129	471	615
2030 - 2034	16,966	1,992	2,520

Estimated Contributions During 2025	$—	$579	$642

Assumed Health Care Cost Trend Rates
December 31, 2024
Health Care Cost Trend Rate Assumed for Next Year			7.75%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			4.04%
Year that the Rate Reaches the Ultimate Trend Rate			2075

December 31, 2023
Health Care Cost Trend Rate Assumed for Next Year			7.75%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			4.04%
Year that the Rate Reaches the Ultimate Trend Rate			2075

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

Pension Plan Investment Policies and Strategies:

The pension assets are held in trust and are invested for the exclusive purpose of providing benefits to participants.  The investment objective is to achieve an inflation-protected rate of return that meets the actuarial assumption which is used for funding purposes.  The investment strategy attempts to maximize the investment return on assets at a level of risk deemed appropriate by the Company while complying with ERISA and any applicable regulations and laws.  The investment strategy utilizes asset allocation as a principal determinant for establishing the risk/reward profile of the assets. Asset allocation ranges are established, periodically reviewed, and adjusted as funding levels, and participant benefit characteristics change. Active and passive investment management is employed to help enhance the risk/return profile of the assets.
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
The return on assets assumption was developed through review of historical market returns, historical asset class volatility and correlations, current market conditions, the plan’s past experience, and expectations on potential future market returns. The assumption represents a long-term average view of the performance of the assets in the plan, a return that may or may not be achieved during any one calendar year. The assumption is based on the return of the plan using the historical returns adjusted for the potential for lower than historical returns due to low interest rates and other items of potential impact.
Cash Flows - We were not required to and we did not make any contribution to our qualified pension plan in 2024.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.

Note 14:OTHER EXPENSES (Dollars In Thousands)

Other operating expenses included in the Consolidated Statements of Income are as follows:

	2024	2023	2022
Legal and Other Professional Fees	5,816	8,989	3,076
Postage and Courier	1,362	1,367	1,277
Advertising and Promotion	1,253	1,173	1,190
Stationery and Printing	824	832	805
Intangible Asset Amortization	247	176	193
All Other	5,749	6,630	4,490
Total Other Operating Expense	$15,252	$19,169	$11,031

Note 15:INCOME TAXES (Dollars In Thousands)

    The provision for income taxes is summarized below:

Current Tax Expense:	2024	2023	2022
Federal	$7,187	$4,611	$12,263
State	1,251	1,035	3,103
Total Current Tax Expense	8,438	5,646	15,366
Deferred Tax (Benefit) Expense:
Federal	(631)	1,825	(798)
State	(158)	(26)	(454)
Total Deferred Tax (Benefit) Expense	(789)	1,799	(1,252)

Total Provision for Income Taxes	$7,649	$7,445	$14,114

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 21% to pre-tax income as a result of the following:

	2024	2023	2022
Statutory Federal Tax Rate	21.0%	21.0%	21.0%
(Decrease) Increase Resulting From:
Tax-Exempt Investment Income	(2.1)	(2.3)	(1.4)
State Taxes, Net of Federal Income Tax Benefit	2.3	2.3	3.4
Bank Owned Life Insurance	(0.9)	(1.0)	(0.5)
Other Items, Net	0.2	(0.2)	(0.1)
Effective Tax Rate	20.5%	19.8%	22.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below:

	2024	2023
Deferred Tax Assets:
Net Unrealized Losses on Securities Available-for-Sale Included in Accumulated Other Comprehensive Income	$9,427	$11,003
Allowance for Credit Losses	9,068	8,475
Lease liabilities	2,539	2,635
Pension and Deferred Compensation Plans	3,460	3,708
Pension Liability Included in Accumulated Other Comprehensive Income	—	1,210
Historic Tax Credit	—	363
Other	773	781
Total Gross Deferred Tax Assets	25,267	28,175
Valuation Allowance for Deferred Tax Assets	—	—
Total Gross Deferred Tax Assets, Net of Valuation Allowance	$25,267	$28,175
Deferred Tax Liabilities:
Pension Plans	$5,397	$5,489
Depreciation	4,692	5,094
ROU assets	2,298	2,426
Deferred Income	3,524	3,905
Prepaid Pension Included in Accumulated Other Comprehensive Income	1,445	—
Net Unrealized Gains on Equity Securities	241	207
Goodwill	3,373	3,379
Gain on Cash Flow Hedge Agreements Included in Accumulated Other Comprehensive Income	1,620	590
Other	64	—
Total Gross Deferred Tax Liabilities	$22,654	$21,090

Deferred Tax Asset, Net	$2,613	$7,085

Management believes that the realization of the recognized gross deferred tax assets at December 31, 2024 and 2023 is more likely than not, based on historic earnings and expectations as to future taxable income.

Interest and penalties are recorded as a component of the provision for income taxes, if any.  There are no current examinations of our Federal income tax returns, nor have we been notified of any upcoming examinations. During 2024 the State of New York completed a desk audit of the Special Additional Mortgage Recording Tax Credit that Arrow claimed on the 2021 New York State income tax return. The audit resulted in an insignificant balance due. Our Tax years 2021 through 2024 are subject to Federal and New York State examination. Management annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2024.

Note 16: EARNINGS PER SHARE (Dollars In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for each of the years in the three-year period ended December 31, 2024.  When applicable, share and per share amounts have been adjusted for the September 26, 2023 3% stock dividend.

Earnings Per Share
	Year-to-Date Period Ended:
	12/31/2024	12/31/2023	12/31/2022
Earnings Per Share - Basic:
Net Income	$29,709	$30,075	$48,799
Weighted Average Shares - Basic	16,739	17,037	17,008
Earnings Per Share - Basic	$1.77	$1.77	$2.86

Earnings Per Share - Diluted:
Net Income	$29,709	$30,075	$48,799
Weighted Average Shares - Basic	16,739	17,037	17,008
Dilutive Average Shares Attributable to Stock Options	6	—	51
Weighted Average Shares - Diluted	16,745	17,037	17,059
Earnings Per Share - Diluted	$1.77	$1.77	$2.86

Note 17:FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at December 31, 2024 and 2023 were securities available-for-sale, equity securities and derivatives.  Arrow held no securities or liabilities for trading on such dates.  For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
	Fair Value Measurements at Reporting Date Using:
Fair Value of Assets and Liabilities Measured on a Recurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Assets:
Securities Available-for Sale:
U.S. Treasuries	$98,070	$98,070	$—	$—
U.S. Government & Agency Obligations	69,214	—	69,214	$—
State and Municipal Obligations	240	—	240	—
Mortgage-Backed Securities	294,608	—	294,608	—
Corporate and Other Debt Securities	979	—	979	—
Total Securities Available-for-Sale	463,111	98,070	365,041	$—
Equity Securities	5,055	—	5,055	—
Total Securities Measured on a Recurring Basis	468,166	98,070	370,096	—
Derivative Assets	12,659	—	12,659	—
Total Measured on a Recurring Basis	$480,825	$98,070	$382,755	$—
Liabilities:
Derivative Liabilities	$8,638	$—	$8,638	$—
Total Measured on a Recurring Basis	$8,638	$—	$8,638	$—

December 31, 2023
Assets:
Securities Available-for Sale:
U.S. Treasuries	$74,004	$74,004	$—	$—
U.S. Government & Agency Obligations	152,925	—	152,925	$—
State and Municipal Obligations	280	—	280	—
Mortgage-Backed Securities	269,760	—	269,760	—
Corporate and Other Debt Securities	800	—	800	—
Total Securities Available-for-Sale	497,769	74,004	423,765	—
Equity Securities	1,925	—	1,925	—
Total Securities Measured on a Recurring Basis	499,694	74,004	425,690	—
Derivative Assets	12,057	—	12,057	—
Total Measured on a Recurring Basis	$511,751	$74,004	$437,747	$—
Liabilities:
Derivative Liabilities	$9,598	$—	$9,598	$—
Total Measured on a Recurring Basis	$9,598	$—	$9,598	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	458	—	—	458
December 31, 2023
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	312	—	—	312

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

U.S. Treasuries purchased in the fourth quarter of 2023, previously reported as Level 2, have been reclassified as Level 1 securities based on the availability of quoted prices in active markets and certain local municipal obligations previously reported as Level 2 have been reclassified as Level 3 based on the lack of an active market. These reclassification had no impact to the total fair value.

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at December 31, 2024 and 2023.

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
Local municipal held-to-maturity securities are recorded at cost on the financial statements. That determination is due to several factors including that there is no reliable external pricing available, the vast majority of maturities are under 1-year, and each are guaranteed by their respective municipalities, who are in turn guaranteed by the State of New York.
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
The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rates are estimated using the FHLBNY yield curve, which is considered representative of Arrow’s time deposit rates.
The fair value of FHLBNY advances is calculated by the FHLBNY.
The carrying amount of FHLBNY and FRB stock approximates fair value. If the stock was redeemed, the Company will receive an amount equal to the par value of the stock.

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Cash and Cash Equivalents	$154,546	$154,546	$154,546	$—	$—
Securities Available-for-Sale	463,111	463,111	98,070	365,041	—
Securities Held-to-Maturity	98,261	96,586	—	75,262	21,324
Equity Securities	5,055	5,055		5,055
Federal Home Loan Bank and Federal Reserve Bank Stock	4,353	4,353	—	4,353	—
Net Loans	3,360,943	3,137,721	—	—	3,137,721
Accrued Interest Receivable	13,229	13,229	—	13,229	—
Derivative Assets	12,659	12,659	—	12,659	—
Deposits	3,827,930	3,824,699	—	3,824,699	—
Borrowings	8,600	8,386	—	8,386	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	5,099	5,099	—	5,099	—
Derivative Liabilities	8,638	8,638	—	8,638	—

December 31, 2023
Cash and Cash Equivalents	$142,536	$142,536	$142,536	$—	$—
Securities Available-for-Sale	497,769	497,769	74,004	423,765	—
Securities Held-to-Maturity	131,395	128,837	—	113,640	15,197
Equity Securities	1,925	1,925		1,925
Federal Home Loan Bank and Federal Reserve Bank Stock	5,049	5,049	—	5,049	—
Net Loans	3,181,643	2,940,318	—	—	2,940,318
Accrued Interest Receivable	11,076	11,076	—	11,076	—
Derivative Assets	12,057	12,057	—	12,057	—
Deposits	3,687,566	3,683,122	—	3,683,122	—
Borrowings	26,500	26,189	—	26,189	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	6,289	6,289	—	6,289	—
Derivative Liabilities	9,598	9,598	—	9,598	—

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
Arrow leases three of its branch offices, at market rates, from Stewart’s Shops Corp.  Additionally, on June 14th, 2024, Arrow entered into a sale-leaseback agreement with Stewart's Shops Corp. for a bank branch location. The sale price of the property was $1.1 million which resulted in a gain of $377 thousand. The lease agreement began in June 2024 and runs through May 2029, with rent totaling $5 thousand per month for the remainder of the lease. Mr. Gary C. Dake, President of Stewart’s Shops Corp., serves as a director on the board of directors for Arrow and Arrow Bank. Additional information regarding this relationship can be found in Part III, Item 13 under the caption "Related Party Transactions."

The following includes quantitative data related to the Company's leases as of and for the twelve months ended December 31, 2024 and December 31, 2023:

		Twelve Months Ended
Finance Lease Amounts:	Classification	December 31, 2024	December 31, 2023
Right-of-Use Assets	Premises and Equipment, Net	$4,283	$4,460
Lease Liabilities	Finance Leases	5,005	5,066

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$4,628	$4,948
Lease Liabilities	Other Liabilities	4,842	5,152

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		189	191
Operating Outgoing Cash Flows From Operating Leases		636	817
Financing Outgoing Cash Flows From Finance Leases		61	53
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		326	146
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		25.58	26.28
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		10.44	11.15
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.37%	3.08%

Lease cost information for the Company's leases is as follows:
	Three Months Ended		Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Lease Cost:
Finance Lease Cost:
Reduction in the Carrying Amount of Right-of-Use Assets	$44	$44	$176	$176
Interest on Lease Liabilities	47	48	189	191
Operating Lease Cost	202	195	799	981
Short-term Lease Cost	10	15	38	61
Variable Lease Cost	57	52	234	231
Total Lease Cost	$360	$354	$1,436	$1,640

Future Lease Payments at December 31, 2024 are as follows:
	Operating Leases	Finance Leases
Twelve Months Ended:
12/31/2025	$779	$263
12/31/2026	691	268
12/31/2027	632	268
12/31/2028	550	268
12/31/2029	521	275
Thereafter	2,620	6,721
Total Undiscounted Cash Flows	5,793	8,063
Less: Net Present Value Adjustment	951	3,058
Lease Liability	$4,842	$5,005

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
These Back to back interest rate swap agreements are not designated as a hedge for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not present material interest rate exposure to Arrow's consolidated statements of income. Arrow records its interest rate swap agreements at fair value and is presented on a gross basis within other assets and other liabilities on the consolidated balance sheets. Changes in the fair value of assets and liabilities arising from these derivatives are included, net, in other income in the consolidated statement of income.

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, not designated as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	December 31, 2024	December 31, 2023
Fair value adjustment included in other assets	$5,520	$6,208
Fair value adjustment included in other liabilities	5,520	6,208
Notional amount	104,897	123,197

Derivatives Designated as Hedging Instruments
Arrow entered into two pay-fixed portfolio layer method (PLM) fair value swaps, designated as hedging instruments, with a total notional amount of $250 million and $50 million, respectively, in the third quarter of 2023. Under PLM, the hedged items are designated as hedged layers of a closed portfolio of financial loans that are anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swaps at fair value on the Consolidated Balance Sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swaps on the Consolidated Balance Sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.
The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, designed as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	December 31, 2024	December 31, 2023
Fair value adjustment included in other assets	$—	$—
Fair value adjustment included in other liabilities	2,263	5,678
Notional amount	300,000	300,000

The following table summarizes the effect of the fair value hedging relationship recognized on the consolidated statement of income:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	Twelve Months Ended	Twelve Months Ended
	December 31, 2024	December 31, 2023
Hedged Asset	$2,234	$5,849
Fair value derivative designated as hedging instrument	(2,263)	(5,828)
Total (loss) gain recognized in the consolidated statements of income with interest and fees on loans	(29)	21

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset:

Derivatives Designated as Hedging Instruments - Fair Value Swap Agreements
	December 31, 2024	December 31, 2023
Carrying Value of Portfolio Layer Method Hedged Asset	$302,234	$305,849
Cumulative Fair Value Hedging Adjustment	2,234	5,849

In the third quarter of 2024, Arrow entered into a forward interest rate swap agreement which will commence in the first quarter of 2025, designated as a cash flow hedge, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount is $125 million and will synthetically fix the variable rate interest payments. The effective fixed rate is 3.29% until maturity. Arrow entered into pay-fixed interest rate swaps to convert rolling 90 days brokered deposits. The funding will serve as the long-term replacement of the BTFP borrowings at 4.76%, which were replaced with brokered CDs in the fourth quarter at a rate of 4.70%.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Twelve Months Ended	Twelve Months Ended
	December 31, 2024	December 31, 2023
Fair value adjustment included in other assets	$1,757	$—
Amount of gain recognized in AOCI	1,757	—

In the fourth quarter of 2023, Arrow entered into two interest rate swaps, designated as cash flow hedges, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amounts were $100 million and $75 million, respectively. Arrow entered into pay-fixed interest rate swaps to convert rolling 90 days brokered deposits.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI") and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	December 31, 2024	December 31, 2023
Fair value adjustment included in other liabilities	$855	$2,710
Amount of gain (loss) recognized in AOCI	3,383	(2,553)
Amount of gain reclassified from AOCI to interest expense	1,528	157

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	December 31, 2024	December 31, 2023
Fair value adjustment included in other assets	$5,382	$4,998
Amount of gain/(loss) recognized in AOCI	1,358	(1,355)
Amount of gain/(loss) reclassified from AOCI to interest expense	974	(907)

Note 20:REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, Arrow and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered inter-company borrowings and maintenance of reserve requirement balances.
The principal source of the funds for the payment of stockholder dividends by Arrow has been from dividends declared and paid to Arrow by Arrow Bank.  As of December 31, 2024, the maximum amount that could have been paid by to Arrow by GFNB and SNB, prior to the Unification, without prior regulatory approval, was approximately $44.4 million.
Under current Federal Reserve regulations, Arrow is prohibited from borrowing from Arrow Bank unless such borrowings are secured by specific obligations.  Additionally, the maximum of any such borrowings from Arrow Bank (aggregated with all other "covered transactions" between Arrow Bank and Arrow) is limited to 10% of that bank’s capital and surplus. Loans and other covered transactions between Arrow Bank and all of its affiliates cannot exceed 20% of that bank's capital and surplus.
Arrow and Arrow Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on an institution’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Arrow and Arrow Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Current quantitative measures established by regulation to ensure capital adequacy require Arrow and Arrow Bank to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2024 and 2023, that Arrow Bank meet all capital adequacy requirements to which it is subject. The regulatory capital requirements incorporate a capital concept, the so-called "capital conservation buffer" (set at 2.5%), which must be added to each of the minimum required risk-based capital ratios (i.e., the minimum CET1 ratio, the minimum Tier 1 risk-based capital ratio and the minimum total risk-based capital ratio).
As of December 31, 2024, Arrow Bank qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage, and CET1 risk-based ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or Arrow Bank's categories. The actual capital amounts and ratios for Arrow and Arrow Bank are presented in the table below as of December 31, 2024 and 2023:

	Actual		Minimum Amounts For Capital Adequacy Purposes (including "capital conservation buffer")		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Total Capital (to Risk Weighted Assets):
Arrow	$452,506	14.5%	$328,268	10.5%	$312,636	10.0%
Arrow Bank National Association	435,628	14.0%	327,050	10.5%	311,476	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	417,338	13.4%	265,741	8.5%	250,109	8.0%
Arrow Bank National Association	400,460	12.9%	264,755	8.5%	249,181	8.0%

	Actual		Minimum Amounts For Capital Adequacy Purposes (including "capital conservation buffer")		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital (to Average Assets):
Arrow	417,338	9.6%	173,952	4.0%	217,440	5.0%
Arrow Bank National Association	400,460	9.2%	173,656	4.0%	217,070	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	397,285	12.7%	218,845	7.0%	203,214	6.5%
Arrow Bank National Association	400,407	12.9%	218,033	7.0%	202,459	6.5%

As of December 31, 2023
Total Capital (to Risk Weighted Assets):
Arrow	$447,091	14.7%	$319,351	10.5%	$304,144	10.0%
Glens Falls National	320,449	14.3%	235,295	10.5%	224,090	10.0%
Saratoga National	110,510	13.7%	84,697	10.5%	80,664	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	414,221	13.7%	256,998	8.5%	241,881	8.0%
Glens Falls National	297,667	13.2%	191,680	8.5%	180,404	8.0%
Saratoga National	100,449	12.5%	68,305	8.5%	64,287	8.0%
Tier I Capital (to Average Assets):
Arrow	414,221	9.8%	169,070	4.0%	211,337	5.0%
Glens Falls National	297,667	9.2%	129,420	4.0%	161,776	5.0%
Saratoga National	100,449	9.6%	41,854	4.0%	52,317	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	394,166	13.0%	212,243	7.0%	197,083	6.5%
Glens Falls National	297,612	13.2%	157,825	7.0%	146,551	6.5%
Saratoga National	100,449	12.5%	56,251	7.0%	52,233	6.5%

Note 21:PARENT ONLY FINANCIAL INFORMATION (Dollars In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2024	2023
Interest-Bearing Deposits with Arrow Bank	$333	$1,305
Equity Securities	2,144	1,925
Investment in Subsidiaries at Equity	401,228	381,160
Other Assets	19,159	17,185
Total Assets	$422,864	$401,575
LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$20,000	$20,000
Other Liabilities	1,963	1,803
Total Liabilities	21,963	21,803
STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	400,901	379,772
Total Liabilities and Stockholders’ Equity	$422,864	$401,575

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2024	2023	2022
Dividends from Bank Subsidiaries	$25,100	$24,000	$19,264
Interest and Dividends on Investments	47	47	49
Other Income (Including Management Fees)	934	363	1,095
Total Income	26,081	24,410	20,408
Expense:
Interest Expense	685	685	685
Other Expense	1,325	4,280	1,030
Total Expense	2,010	4,965	1,715
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	24,071	19,445	18,693
Income Tax Benefit	487	1,242	257
Equity in Undistributed Net Income of Subsidiaries	5,151	9,388	29,849
Net Income	$29,709	$30,075	$48,799

The Statement of Changes in Stockholders’ Equity is not reported because it is identical to the Consolidated Statement of Changes in Stockholders’ Equity.

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net Income	$29,709	$30,075	$48,799
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(5,151)	(9,388)	(29,849)
Shares Issued Under the Directors’ Stock Plan	495	218	408
Changes in Other Assets and Other Liabilities	(1,673)	(229)	(754)
Net Cash Provided by Operating Activities	23,380	20,676	18,604
Cash Flows from Financing Activities:
Stock Options Exercised	433	96	631
Shares Issued Under the Employee Stock Purchase Plan	291	120	477
Shares Issued for Dividend Reinvestment Plans	—	472	1,904
Purchase of Treasury Stock	(6,790)	(3,608)	(2,872)
Cash Dividends Paid	(18,286)	(17,983)	(17,444)
Net Cash Used in Financing Activities	(24,352)	(20,903)	(17,304)
Net (Decrease) Increase in Cash and Cash Equivalents	(972)	(227)	1,300
Cash and Cash Equivalents at Beginning of the Year	1,305	1,532	232
Cash and Cash Equivalents at End of the Year	$333	$1,305	$1,532
Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$685	$685	$685

Note 22:    Segment Reporting

The Company's revenue is primarily derived from community banking. Arrow's Chief Executive Officer ("CEO") is considered to be the Company's Chief Operating Decision Maker ("CODM"). The CEO manages its operations and monitors its financial performance on a consolidated basis The Executive Management Team includes the following officers of the Company:
•President and CEO,
•Senior Executive Vice President, Chief Financial Officer, Treasurer & Chief Accounting Officer,
•Senior Executive Vice President, Chief Risk Officer,
•Senior Executive Vice President, Chief Credit Officer,
•Senior Executive Vice President, Chief Banking Officer,
•Executive Vice President, Chief Information Officer and
•Executive Vice President, Chief Human Resources Officer.

Financial performance is reported to the CODM monthly. Net consolidated income and EPS are the primary measures used by the Executive Management team to evaluate Arrow's performance. Secondary measures include metrics like ROA and Net Interest Margin. All measures are reviewed and either affirmed or changed annually by the CODM and the Board of Directors. The presentation of financial performance to the CODM is consistent with the amounts and financial statement captions shown on the Company's consolidated balance sheets and consolidated statements of income. Significant expenses of the Company are adequately segmented in the consolidated statements of income to include all significant items when considering both quantitative and qualitative factors. These significant expenses include salaries and employee benefits, occupancy expense, technology and equipment expense, FDIC assessments and other operating expense.
All of the Company's financial results are considered by the Executive Management Team to be aggregated into one reportable segment which is community banking. While the Company does designate management responsibilities by certain business-lines, the Company's CODM evaluates financial performance on a Company-wide basis. The primary source of Arrow's revenue is from its community banking operation. All of Arrow's designated business lines have either similar characteristics, products and services, or are complementary products. Therefore, the operations of the Company are managed and considered by the Executive Management Team as one reportable segment.

Note 23.    BRANCH ACQUISITION (In Thousands)

On August 2, 2024 Arrow Bank, formerly GFNB, completed the previously announced acquisition of the Whitehall Branch. The Whitehall Branch assets acquired consisted primarily of loans, as well as branch premises and substantially all of the personal property and equipment used in the operation of the Whitehall Branch. Goodwill of $1,510 was recognized, reflecting in large part the cost (external/internal) and time savings of not having to build out and establish a new branch and being able to benefit from already existing customer relationships. The fair value of intangible assets acquired, primarily core deposit intangibles, was $955. The liabilities assumed from the Whitehall Branch acquisition were primarily deposits.
The following table summarizes the amount of the consideration received for the Whitehall Branch and the amounts of assets acquired and liabilities assumed recognized at the acquisition date.

Total consideration received	$32,307
Total assets acquired	$3,866
Total liabilities assumed	$(37,683)
Total Fair Value of Identifiable Net Assets	$(33,817)
Goodwill	$1,510

NOTE 24. RELATED PARTY TRANSACTIONS (In Thousands)

Loans to principal officers, directors and their affiliates during 2024 were as follows:

Balance January 1, 2024	$5,059
New loans	1,341
Repayments	(1,498)
Balance December 31, 2024	$4,902

Deposits from principal officers, directors and their affiliates at December 31, 2024 were approximately $12.3 million.

In addition, Arrow currently leases properties from a related party, further discussion of those transactions is included in Note 18.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

Item 9A. Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2024.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures over financial reporting were effective. The previously disclosed material weaknesses in Arrow's controls and procedures over financial reporting have been remediated and are further described below under the heading "Management's Report on Internal Control Over Financial Reporting."

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

As of December 31, 2024, our management, under the oversight of our Board of Directors, evaluated the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024 due to the remediation of the material weaknesses previously disclosed in the 2022 Form 10-K and in the 2023 Annual Report on Form 10-K, (the “2023 Form 10-K”). The remediation of the material weaknesses previously disclosed are described below under the header "Remediation of Prior Material Weaknesses in Internal Control Over Financial Reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Remediation of Prior Material Weaknesses in Internal Control Over Financial Reporting

Management of the Company previously identified and disclosed material weaknesses that existed as of December 31, 2022 and December 31, 2023 related to maintaining effective monitoring and oversight of controls including testing of management’s internal control over financial reporting and the completeness and accuracy of information presented to the Audit Committee as well as effectively performing risk assessment procedures to identify the impact of the September 2022 core banking system conversion on our internal controls over financial reporting.
The material weaknesses noted above did not result in misstatements to our consolidated financial statements as of December 31, 2022 or December 31, 2023. As of December 31, 2023, certain remediation measures for these existing material weaknesses were implemented and operating but were not in place for a sufficient amount of time for the material weakness to be considered remediated. KPMG LLP, the Company’s independent registered public accounting firm, who audited the consolidated financial statements included in the 2023 Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. KPMG LLP’s attestation report contains an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report is included in Item 8 of the 2023 Form 10-K.

During the year ended December 31, 2024, management completed the following remedial actions:
•The Company evaluated the assignment of responsibilities of internal and external resources associated with the performance of internal control over financial reporting and hired additional resources, contracted external resources, and/or provided additional training to existing resources as appropriate. In addition, we have a process in place to identify and maintain the information required to support the functioning of internal control.
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
•Performed a thorough risk assessment to identify the impact of the core banking system conversion on our internal control over financial reporting. As a result, the company identified the need for additional controls to mitigate risks and support the achievement of control objectives. These controls have been implemented as part of the overall remediation.

Management has assessed the executed remediation of previously disclosed material weaknesses and concluded that the remediation was successful and internal controls over financial reporting were operating effectively as of December 31, 2024.

The Company’s independent registered public accounting firm, Crowe LLP, has also assessed the remediation and reached the same conclusion as the Company's management. Crowe issued their report on the Company’s internal control over financial reporting, shown under the heading, Report of Independent Registered Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

Except for the remediation of the previously disclosed material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements of our Directors and Officers
During the fourth quarter of 2024, none of Arrow’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections – None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors, nominees for director, and the committees of the Company's Board is set forth under the captions "Voting Item 1: Election of Directors" and “Corporate Governance” of Arrow's Proxy Statement for its Annual Meeting of Shareholders to be held June 5, 2025 (the "Proxy Statement"), which sections are incorporated herein by reference. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement under the caption "Delinquent Section 16(a) Reports” and is incorporated herein by reference. Certain required information regarding our Executive Officers is contained in Part I, Item 1.G. of this Report, "Executive Officers of the Registrant."

Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com under the link "Corporate Governance" on the header tab "Corporate."

Insider Trading Policy

Arrow’s officers and directors are required to comply with Arrow’s Policy on Insider Trading at all times, including during a repurchase program. The Policy on Insider Trading, among other things, prohibits trading in the Company’s securities when in possession of material non-public information and restricts the ability of directors and executive officers from transacting in Arrow’s securities during specific blackout periods, subject to certain limited exceptions, including transactions pursuant to a Rule 10b5-1 trading arrangement that complies with the conditions of Exchange Act Rule 10b5-1. A copy of the Policy on Insider Trading is filed with this Report as Exhibit 19.1.

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

Item 14. Principal Accounting Fees and Services
The information required by this item is set forth under the captions "Voting Item 3, Ratification of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm Fees," and “Corporate Governance - Board Committees” of the Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
1.  Financial Statements

The following financial statements, the notes thereto, and the independent auditors’ report thereon are filed in Part II, Item 8 of this Report.  See the index to such financial statements at the beginning of Item 8.

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements

2.  Schedules

All schedules are omitted as the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

3.  Exhibits:

See Exhibit Index on page 111.

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
10.8
2025 Employment Agreement between the Registrant and David S. DeMarco, President and Chief Executive Officer, incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 10, 2025, Exhibit 10.1*

Exhibit Number	Exhibit
10.9
2025 Employment Agreement between the Registrant and Penko K. Ivanov, Executive Vice President, Treasurer and Chief Financial Officer, incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 10, 2025, Exhibit 10.2*

10.9
2025 Employment Agreement between the Registrant and David D. Kaiser, Senior Executive Vice President, incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 10, 2025, Exhibit 10.3*

10.10
2025 Employment Agreement between the Registrant and Andrew J. Wise, Chief Risk Officer and Senior Executive Vice President, incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 10, 2025, Exhibit 10.4*

10.11
2025 Employment Agreement between the Registrant and Marc J.. Yrsha, Executive Vice President, Chief Banking Officer, incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 10, 2025, Exhibit 10.5*

10.13	2013 Long Term Incentive Plan of the Registrant, incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 20, 2013 as Appendix A*
10.14
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

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
19.1	Arrow Financial Corporation Policy on Insider Trading - January 2024
21	Subsidiaries of Arrow Financial Corporation
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
97.1	Arrow Financial Corporation Clawback Policy (Adopted as of December 1, 2023)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Management contracts or compensation plans required to be filed as an exhibit.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date:	March 14, 2025	By: /s/ David S. DeMarco David S. DeMarco President and Chief Executive Officer (Principal Executive Officer)

Date:	March 14, 2025	By: /s/ Penko Ivanov Penko Ivanov Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 14, 2025 by the following persons in the capacities indicated.

/s/ Mark L. Behan Mark L. Behan Director	/s/ David G. Kruczlnicki David G. Kruczlnicki Director

/s/ Tenée R. Casaccio Tenée R. Casaccio Director and Chair	/s/ Elizabeth A. Miller Elizabeth A. Miller Director

_/s/ Gregory J. Champion Gregory J. Champion Director	/s/ Philip C. Morris Philip C. Morris Director

/s/ Gary C. Dake Gary C. Dake Director	/s/ Raymond F. O'Conor Raymond F. O'Conor Director

/s/ James M. Dawsey James M. Dawsey Director	/s/ Colin L. Read Colin L. Read Director

/s/ David S. DeMarco David S. DeMarco Director	/s/ Daniel J. White Daniel J. White Director

/s/ Kristine D. Duffy Kristine D. Duffy Director