Form 10-Q
period 2025-03-31
ARROW FINANCIAL CORP
filed 2025-05-09
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2025
Common Stock, par value $1.00 per share	16,675,338

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and Due From Banks	$32,965	$27,422
Interest-Bearing Deposits at Banks	268,481	127,124
Investment Securities:
Available-for-Sale at Fair Value	445,744	463,111
Held-to-Maturity (Fair Value of $96,335 at March 31, 2025 and $96,586 at December 31, 2024)	97,492	98,261
Equity Securities	5,372	5,055
Other Investments	4,353	4,353
Loans	3,416,868	3,394,541
Allowance for Credit Losses	(37,771)	(33,598)
Net Loans	3,379,097	3,360,943
Premises and Equipment, Net	59,919	59,717
Goodwill	23,789	23,789
Other Intangible Assets, Net	1,954	2,058
Other Assets	129,719	134,515
Total Assets	$4,448,885	$4,306,348
LIABILITIES
Noninterest-Bearing Deposits	$697,374	$702,978
Interest-Bearing Checking Accounts	924,200	810,834
Savings Deposits	1,532,385	1,520,024
Time Deposits over $250,000	182,552	191,962
Other Time Deposits	631,654	602,132
Total Deposits	3,968,165	3,827,930
Borrowings	8,600	8,600
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Finance Leases	4,979	5,005
Other Liabilities	42,732	43,912
Total Liabilities	4,044,476	3,905,447
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at March 31, 2025, December 31, 2024 and March 31, 2024	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (22,066,559 Shares Issued at March 31, 2025 and December 31, 2024)	22,067	22,067
Additional Paid-in Capital	413,469	413,476
Retained Earnings	78,827	77,215
Accumulated Other Comprehensive Loss	(13,520)	(18,453)
Treasury Stock, at Cost (5,397,029 Shares at March 31, 2025 and 5,323,638 Shares at December 31, 2024)	(96,434)	(93,404)
Total Stockholders’ Equity	404,409	400,901
Total Liabilities and Stockholders’ Equity	$4,448,885	$4,306,348
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$44,550	$40,376
Interest on Deposits at Banks	1,621	2,447
Interest and Dividends on Investment Securities:
Fully Taxable	3,608	3,186
Exempt from Federal Taxes	587	668
Total Interest and Dividend Income	50,366	46,677
INTEREST EXPENSE
Interest-Bearing Checking Accounts	1,803	1,641
Savings Deposits	9,483	10,230
Time Deposits over $250,000	1,811	1,973
Other Time Deposits	5,529	5,083
Borrowings	167	1,076
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	169	171
Interest on Financing Leases	47	48
Total Interest Expense	19,009	20,222
NET INTEREST INCOME	31,357	26,455
Provision for Credit Losses on Loans	5,019	617
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	26,338	25,838
NON-INTEREST INCOME
Income From Fiduciary Activities	2,535	2,457
Fees for Other Services to Customers	2,600	2,543
Insurance Commissions	1,826	1,682
Net Gain on Securities	317	17
Net Gain on Sales of Loans	101	4
Other Operating Income	460	1,155
Total Non-Interest Income	7,839	7,858
NON-INTEREST EXPENSE
Salaries and Employee Benefits	13,555	12,893
Occupancy Expenses, Net	2,022	1,771
Technology and Equipment Expense	5,087	4,820
FDIC Assessments	670	715
Other Operating Expense	4,711	3,813
Total Non-Interest Expense	26,045	24,012
INCOME BEFORE PROVISION FOR INCOME TAXES	8,132	9,684
Provision for Income Taxes	1,822	2,024
NET INCOME	$6,310	7,660
Average Shares Outstanding:
Basic	16,665	16,865
Diluted	16,673	16,867
Per Common Share:
Basic Earnings	$0.38	$0.45
Diluted Earnings	0.38	0.45

See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net Income	$6,310	$7,660
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding Gain (Loss) Arising During the Period	6,416	(1,530)
Net Unrealized (Loss) Gain on Cash Flow Hedge Agreements	(1,154)	2,390
Reclassification of Net Unrealized (Gain) on Cash Flow Hedge Agreements to Interest Expense	(319)	(158)
Amortization of Net Retirement Plan Actuarial (Gain)	(71)	(50)
Amortization of Net Retirement Plan Prior Service Cost	61	50
Other Comprehensive Income	4,933	702
Comprehensive Income	$11,243	$8,362

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Month Period Ended March 31, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2024	$22,067	$413,476	$77,215	$(18,453)	$(93,404)	$400,901
Net Income	—	—	6,310	—	—	6,310
Other Comprehensive Income	—	—	—	4,933	—	4,933
Cash Dividends Paid, $.28 per Share	—	—	(4,698)	—	—	(4,698)
Stock Options Exercised, Net (5,144 Shares)	—	62	—	—	40	102
Shares Issued Under the Directors’ Stock Plan (4,989 Shares)	—	92	—	—	40	132
Shares Issued Under the Employee Stock Purchase Plan (3,327 Shares)	—	56	—	—	27	83
Shares Issued Related to Restricted Share Awards (43,250 Shares)	—	(342)	—	—	342	—
Compensation expense related to Employee Stock Purchase Plan	—	9	—	—	—	9
Stock-Based Compensation Expense	—	116	—	—	—	116
Purchase of Treasury Stock (130,101 Shares) [1]	—	—	—	—	(3,479)	(3,479)
Balance at March 31, 2025	$22,067	$413,469	$78,827	$(13,520)	$(96,434)	$404,409

	Three Month Period Ended March, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2023	$22,067	$412,551	$65,792	$(33,416)	$(87,222)	$379,772
Net Income	—	—	7,660	—	—	7,660
Other Comprehensive Income	—	—	—	702	—	702
Cash Dividends Paid, $.270 per Share	—	—	(4,565)	—	—	(4,565)
Stock Options Exercised, Net (6,060 Shares)	—	67	—	—	49	116
Shares Issued Under the Directors’ Stock Plan (4,887 Shares)	—	89	—	—	39	128
Shares Issued Under the Employee Stock Purchase Plan (2,271 Shares)	—	33	—	—	18	51
Compensation expense related to Employee Stock Purchase Plan	—	5	—	—	—	5
Stock-Based Compensation Expense	—	78	—	—	—	78
Purchase of Treasury Stock (245,480 Shares) [1]	—	—	—	—	(5,961)	(5,961)
Balance at March 31, 2024	$22,067	$412,823	$68,887	$(32,714)	$(93,077)	$377,986

1 Cost of Treasury Stock includes the Stock Buyback Tax Under the Inflation Reduction Act of 2022.

See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended March 31
Cash Flows from Operating Activities:	2025	2024
Net Income	$6,310	$7,660
Provision for Credit Losses	5,019	617
Depreciation and Amortization	1,206	1,394
Net Gain on Equity Securities	(317)	(17)
Loans Originated and Held-for-Sale	(5,591)	(50)
Proceeds from the Sale of Loans Held-for-Sale	4,135	4
Net Gain on the Sale of Loans	(101)	(4)
Net Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	37	27
Contributions to Retirement Benefit Plans	(177)	(154)
Deferred Income Tax Benefit	(854)	(259)
Shares Issued Under the Directors’ Stock Plan	132	128
Stock-Based Compensation Expense	125	83
Tax Benefit from Exercise of Stock Options	8	6
Net Decrease (Increase) in Other Assets	3,089	(269)
Net (Decrease) Increase in Other Liabilities	(2,951)	1,183
Net Cash Provided By Operating Activities	10,070	10,349
Cash Flows from Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	26,172	10,083
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	3,629	4,003
Purchases of Securities Held-to-Maturity	(2,899)	(750)
Net Increase in Loans	(21,168)	(51,352)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	623	637
Purchase of Premises and Equipment	(1,274)	(1,155)
Net Decrease in FHLB and Federal Reserve Bank Stock	—	841
Net Cash Provided (Used) By Investing Activities	5,083	(37,693)
Cash Flows from Financing Activities:
Net Increase in Deposits	140,235	91,455
Net Decrease in Short-Term Federal Home Loan Bank Borrowings	—	(20,000)
Finance Lease Payments	(26)	(13)
Other Borrowings - Advances	—	100,000
Net Cash Collateral Received from Derivative Counterparties	(470)	6,190
Purchase of Treasury Stock	(3,479)	(5,961)
Stock Options Exercised, Net	102	116
Shares Issued Under the Employee Stock Purchase Plan	83	51
Cash Dividends Paid	(4,698)	(4,565)
Net Cash Provided By Financing Activities	131,747	167,273
Net Increase in Cash and Cash Equivalents	146,900	139,929
Cash and Cash Equivalents at Beginning of Period	154,546	142,536
Cash and Cash Equivalents at End of Period	$301,446	$282,465

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$18,718	$18,513
Income Taxes	507	953
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	624	624

See Notes to Unaudited Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.RISKS AND UNCERTAINTIES

Nature of Operations - Arrow Financial Corporation, a New York corporation ("Arrow," the "Company," "we," or "us"), was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  The banking subsidiary is Arrow Bank National Association® ("Arrow Bank™") whose main office is located in Glens Falls, New York. The subsidiary bank provides a full range of services to individuals and small to mid-size businesses in northeastern New York State from Albany, the State's capitol, to the Canadian border. The bank has wealth management departments which provide investment management and administrative services. An active subsidiary of Arrow Bank is Upstate Agency LLC ("Upstate"), offering insurance services including property and casualty insurance, group health insurance and individual life insurance products. North Country Investment Advisers, Inc., a registered investment adviser that provides investment advice to our proprietary mutual fund, and Arrow Properties, Inc., a real estate investment trust (REIT), are subsidiaries of Arrow Bank. Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

Concentrations of Credit - With the exception of some indirect auto lending, Arrow's loans are primarily with borrowers in upstate New York.  Although the loan portfolio of Arrow Bank is well diversified, tourism has a substantial impact on the northeastern New York economy. The commitments to extend credit are fairly consistent with the distribution of loans presented in Note 5, "Loans," and generally have the same credit risk and are subject to normal credit policies.  Generally, the loans are secured by assets and are expected to be repaid from cash flow or the sale of selected assets of the borrowers.  Arrow evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based upon Management's credit evaluation of the counterparty.  The nature of the collateral varies with the type of loan and may include: residential real estate, cash and securities, inventory, accounts receivable, property, plant and equipment, income producing commercial properties and automobiles.

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

Note 2.     ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2025, December 31, 2024 and March 31, 2024; the results of operations for the three month periods ended March 31, 2025 and 2024; the consolidated statements of comprehensive income for the three month periods ended March 31, 2025 and 2024; the changes in stockholders' equity for the three month periods ended March 31, 2025 and 2024; and the cash flows for the three month periods ended March 31, 2025 and 2024. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2024 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").

Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) to improve disclosures about a public business entity’s expenses, by providing more detailed information about the types of expenses in commonly presented expense captions. As amended by ASU 2025-01 issued in January 2025, the amendment is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendment may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements.

Other ASUs issued but not effective until after March 30, 2025, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows

Recently Adopted Accounting Standards
In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. Under ASU 2023-09, for each annual period presented, public entities are required to (1) disclose specific categories in the tabular rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state, and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for public companies for annual periods beginning after December 15, 2024, and can be applied on a prospective basis with an option to apply the standard retrospectively. Early adoption is permitted. The Company adopted ASU 2023-09 January 1, 2025 and the additional disclosures will be reflected on Arrow's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Allowance for Credit Losses – Loans - ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaced the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable that a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net lifetime amount expected to be collected on the loans. Credit losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.
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

Note 3. CASH AND CASH EQUIVALENTS (In Thousands)

The following table is the schedule of Cash and Cash Equivalents at March 31, 2025 and December 31, 2024:
	March 31, 2025	December 31, 2024
Cash and Due From Banks	$32,965	$27,422
Interest-bearing Deposits at Banks	268,481	127,124
Total Cash and Cash Equivalents	$301,446	154,546

Note 4.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at March 31, 2025 and December 31, 2024:

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
March 31, 2025
Available-For-Sale Securities, at Amortized Cost	$98,080	$55,000	$240	$319,341	$1,000	$473,661
Gross Unrealized Gains	1,419	6	—	59	—	1,484
Gross Unrealized Losses	—	(514)	—	(28,878)	(9)	(29,401)
Available-For-Sale Securities, at Fair Value	99,499	54,492	240	290,522	991	445,744
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						250,625

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$24,971	$30,000	$—	$1,745	$—	$56,716
From 1 - 5 Years	48,694	25,000	—	158,377	1,000	233,071
From 5 - 10 Years	24,415	—	240	159,219	—	183,874
Over 10 Years	—	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$25,050	$29,978	$—	$1,719	$—	$56,747
From 1 - 5 Years	49,518	24,514	—	144,602	991	219,625
From 5 - 10 Years	24,931	—	240	144,201	—	169,372
Over 10 Years	—	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$58,143	$—	$58,143
12 Months or Longer	—	39,486	—	216,937	991	257,414
Total	$—	$39,486	$—	$275,080	$991	$315,557
Number of Securities in a Continuous Loss Position	—	5	—	96	1	102

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$358	$—	$358
12 Months or Longer	—	514	—	28,520	9	29,043
Total	$—	$514	$—	$28,878	$9	$29,401

Disaggregated Details:
US Treasuries, at Amortized Cost	$98,080
US Treasuries, at Fair Value	99,499
US Agency Obligations, at Amortized Cost		$55,000
US Agency Obligations, at Fair Value		54,492
Local Municipal Obligations, at Amortized Cost			$240
Local Municipal Obligations, at Fair Value			240
US Government Agency Securities, at Amortized Cost				$6,604

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
US Government Agency Securities, at Fair Value				6,394
Government Sponsored Entity Securities, at Amortized Cost				312,737
Government Sponsored Entity Securities, at Fair Value				284,128
Corporate Trust Preferred Securities, at Amortized Cost					$1,000
Corporate Trust Preferred Securities, at Fair Value					991

December 31, 2024
Available-For-Sale Securities, at Amortized Cost	$97,985	$70,000	$240	$330,448	$1,000	$499,673
Gross Unrealized Gains	90	32	—	29	—	151
Gross Unrealized Losses	(5)	(818)	—	(35,869)	(21)	(36,713)
Available-For-Sale Securities, at Fair Value	98,070	69,214	240	294,608	979	463,111
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						181,759

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$48,370	$—	$—	$66,958	$—	$115,328
12 Months or Longer	—	54,182	—	221,305	979	276,466
Total	$48,370	$54,182	$—	$288,263	$979	$391,794
Number of Securities in a Continuous Loss Position	2	7	—	97	1	107

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$5	$—	$—	$2,037	$—	$2,042
12 Months or Longer	—	818	—	33,832	21	34,671
Total	$5	$818	$—	$35,869	$21	$36,713

Disaggregated Details:
US Treasuries, at Amortized Cost	$97,985
US Treasuries, at Fair Value	98,070
US Agency Obligations, at Amortized Cost		$70,000
US Agency Obligations, at Fair Value		69,214
Local Municipal Obligations, at Amortized Cost			$240
Local Municipal Obligations, at Fair Value			240
US Government Agency Securities, at Amortized Cost				$6,712
US Government Agency Securities, at Fair Value				6,464
Government Sponsored Entity Securities, at Amortized Cost				323,736
Government Sponsored Entity Securities, at Fair Value				288,144
Corporate Trust Preferred Securities, at Amortized Cost					$1,000

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
Corporate Trust Preferred Securities, at Fair Value					979

At March 31, 2025, there was no allowance for credit losses for the AFS debt securities portfolio.

The following table is the schedule of Held-To-Maturity Securities at March 31, 2025 and December 31, 2024:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
March 31, 2025
Held-To-Maturity Securities, at Amortized Cost	$91,704	$5,788	$97,492
Gross Unrealized Losses	(989)	(168)	(1,157)
Held-To-Maturity Securities, at Fair Value	90,715	5,620	96,335
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			69,937
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			68,779

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$53,879	$646	$54,525
From 1 - 5 Years	35,758	5,142	40,900
From 5 - 10 Years	2,061	—	2,061
Over 10 Years	6	—	6

Maturities of Debt Securities, at Fair Value:
Within One Year	$53,736	$639	$54,375
From 1 - 5 Years	34,949	4,981	39,930
From 5 - 10 Years	2,024	—	2,024
Over 10 Years	6	—	6

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$204	$—	$204
12 Months or Longer	65,623	5,620	71,243
Total	$65,827	$5,620	$71,447

Number of Securities in a Continuous Loss Position	209	16	225

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1	$—	$1
12 Months or Longer	988	168	1,156
Total	$989	$168	$1,157

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
Disaggregated Details:
Municipal Obligations, at Amortized Cost	$91,704
Municipal Obligations, at Fair Value	90,715
US Government Agency Securities, at Amortized Cost		$2,128
US Government Agency Securities, at Fair Value		2,058
Government Sponsored Entity Securities, at Amortized Cost		3,660
Government Sponsored Entity Securities, at Fair Value		3,562

December 31, 2024
Held-To-Maturity Securities, at Amortized Cost	$91,829	$6,432	$98,261
Gross Unrealized Losses	(1,456)	(219)	(1,675)
Held-To-Maturity Securities, at Fair Value	90,373	6,213	96,586
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			72,506
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			70,831

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$378	$—	$378
12 Months or Longer	68,112	6,212	74,324
Total	$68,490	$6,212	$74,702
Number of Securities in a Continuous Loss Position	219	16	235

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$2	$—	$2
12 Months or Longer	1,454	219	1,673
Total	$1,456	$219	$1,675

Disaggregated Details:
Municipal Obligations, at Amortized Cost	$91,829
Municipal Obligations, at Fair Value	90,373
US Government Agency Securities, at Amortized Cost		$2,308
US Government Agency Securities, at Fair Value		2,221
Government Sponsored Entity Securities, at Amortized Cost		4,124
Government Sponsored Entity Securities, at Fair Value		3,992

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
Arrow evaluates AFS debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at March 31, 2025, gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell, any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at March 31, 2025 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended March 31, 2025.
Arrow's HTM debt securities are comprised of U.S. government-sponsored enterprises (GSEs) or state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its HTM debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of March 31, 2025.

The following table is the schedule of Equity Securities at March 31, 2025 and December 31, 2024:

Equity Securities

	March 31, 2025	December 31, 2024
Equity Securities, at Fair Value	$5,372	$5,055

The following is a summary of realized and unrealized gains and losses recognized in income on equity securities during the three month periods ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Net Gain on Equity Securities	$317	$17
Less: Net gain recognized during the reporting period on equity securities sold during the period	—	—
Unrealized net gain recognized during the reporting period on equity securities still held at the reporting date	$317	$17

Note 5.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of March 31, 2025 and December 31, 2024 and an analysis of the recorded investment in loans that are past due at these dates. Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $2.3 million and $759 thousand as of March 31, 2025 and December 31, 2024, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2025
Loans Past Due 30-59 Days	$528	$146	$10,480	$3,397	$14,551
Loans Past Due 60-89 Days	147	—	3,320	239	3,706
Loans Past Due 90 or more Days	17	15,008	1,039	2,037	18,101
Total Loans Past Due	692	15,154	14,839	5,673	36,358
Current Loans	153,583	788,861	1,103,896	1,334,170	3,380,510
Total Loans	$154,275	$804,015	$1,118,735	$1,339,843	$3,416,868

December 31, 2024
Loans Past Due 30-59 Days	$355	$—	$11,211	$391	$11,957
Loans Past Due 60-89 Days	156	318	5,417	2,685	8,576
Loans Past Due 90 or more Days	102	14,902	2,225	2,239	19,468
Total Loans Past Due	613	15,220	18,853	5,315	40,001
Current Loans	158,378	781,145	1,100,128	1,314,889	3,354,540
Total Loans	$158,991	$796,365	$1,118,981	$1,320,204	$3,394,541

Schedule of Non Accrual Loans by Category
		Commercial
March 31, 2025	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$8	$397	$405
Nonaccrual Loans	17	15,008	1,045	2,542	18,612
Nonaccrual With No Allowance for Credit Loss	17	—	1,045	2,542	3,604
Interest Income on Nonaccrual Loans	—	—	—	—	—

December 31, 2024
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$19	$379	$398
Nonaccrual Loans	102	14,902	2,241	3,376	20,621

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
The March 31, 2025 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized a six-quarter economic forecast sourced from reputable third-parties that projects a negative change of approximately 0.05% in the forecasted national unemployment rate, forecasted gross domestic product projected to improve by approximately 0.08%, and the home price index (HPI) forecast to increase by approximately 0.09% from the previous quarter economic forecast. The overall change in the allowance from December 31, 2024 was primarily driven by the following factors: net loan growth contributed $282 thousand, changes in macro economic conditions increased the allowance by $140 thousand, net charge-offs of $846 thousand, and a specific reserve of $3.75 million on a $15 million commercial real estate loan participation ("Loan Participation")secured by properties in two office parks in upstate New York, where Arrow is a 22% participant in a $67 million multi-bank lending facility (the “Reserve”). The Loan Participation had been reported as non-performing in Arrow’s 2024 and 2023 Forms 10-K and had no previous reserve, given the most current appraised valuation of $86.1 million. However, the initiation of foreclosure proceedings during the quarter materially altered the expected resolution strategy and reduced the anticipated recovery value of the collateral. In connection with these developments, an updated appraisal was obtained on April 1, 2025, at the direction of the lead bank representing the participant group, which indicated a significant decline in collateral value. Accordingly, Arrow recorded the above mentioned Reserve in the first quarter of 2025. As of March 31, 2025, the subject properties remained largely tenant-occupied and continued to generate positive net operating income.

The first quarter provision for credit losses was $5.02 million. In addition, Arrow recorded a decrease for estimated credit losses on off-balance sheet credit exposures in other liabilities of $247 thousand in the first quarter of 2025. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of March 31, 2025.

The following table details activity in the allowance for credit losses on loans for the three months ended March 31, 2025 and March 31, 2024:

Allowance for Credit Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
December 31, 2024	$1,925	$14,507	$3,882	$13,284	$33,598
Charge-offs	$—	$—	$(1,519)	$(31)	$(1,550)
Recoveries	$—	$—	$704	$—	$704
Provision	$(124)	$3,729	$1,080	$334	$5,019
March 31, 2025	$1,801	$18,236	$4,147	$13,587	$37,771

December 31, 2023	$1,958	$15,521	$2,566	$11,220	$31,265
Charge-offs	$(9)	$—	$(1,274)	$—	$(1,283)
Recoveries	$—	$—	$962	$—	$962
Provision	$893	$(1,353)	$502	$575	$617
March 31, 2024	$2,842	$14,168	$2,756	$11,795	$31,561

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. Changes in this allowance are reflected in other operating expenses within the non-interest expense category. As of March 31, 2025, the total unfunded commitment off-balance sheet credit exposure was $1.3 million, a decrease from the December 31, 2024 balance of $1.6 million.

Individually Evaluated Loans

All loans that exceed $250,000, which are on nonaccrual status, are evaluated on an individual basis. Arrow has a policy applicable to collateral dependent financial assets when the borrower is experiencing financial difficulty and the repayment is expected through the sale of the collateral. This policy allows Arrow to use fair value of the collateral at the reporting date adjusted for estimated cost to sell when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset. In the event where the repayment of a collateral dependent financial asset is expected to be provided substantially through the operation of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. As of March 31, 2025, there were three total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $15.8 million. Arrow recognized the Reserve in the first quarter of 2025, see page 18 for additional discussion of the Reserve.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2025 and December 31, 2024:

March 31, 2025	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	15,008	15,008
Consumer	—	—	—
Residential	772	—	772
Total	$772	$15,008	$15,780

December 31, 2024	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	14,902	14,902
Consumer	—	—	—
Residential	1,417	—	1,417
Total	$1,417	$14,902	$16,319

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
March 31, 2025
Ending Loan Balance - Collectively Evaluated	$154,275	$789,007	$1,118,735	$1,339,071	$3,401,088
Allowance for Credit Losses - Loans Collectively Evaluated	1,801	14,486	4,147	13,587	34,021
Ending Loan Balance - Individually Evaluated	—	15,008	—	772	15,780
Allowance for Credit Losses - Loans Individually Evaluated	—	3,750	—	—	3,750

December 31, 2024
Ending Loan Balance - Collectively Evaluated	$158,991	$781,463	$1,118,981	$1,318,787	$3,378,222
Allowance for Credit Losses - Loans Collectively Evaluated	1,925	14,507	3,882	13,284	33,598
Ending Loan Balance - Individually Evaluated	—	14,902	—	1,417	16,319
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

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

Loan Credit Quality Indicators and Modification

In 2025, no loans met the criteria for disclosure. Any modifications of loans were either immaterial in natural or were made for competitive purposes, i.e., the borrowers were not experiencing financial hardship.
The following tables present credit quality indicators by total loans amortized cost basis by origination year as of March 31, 2025 and December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
March 31, 2025	2025	2024	2023	2022	2021	Prior
Commercial:
Risk rating
Satisfactory	$7,720	$41,090	$26,444	$21,475	$15,801	$23,978	$9,801	$—	$146,309
Special mention	96	—	70	189	—	—	483	—	838
Substandard	—	—	501	1,118	—	2,997	2,512	—	7,128
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$7,816	$41,090	$27,015	$22,782	$15,801	$26,975	$12,796	$—	$154,275

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate:
Risk rating
Satisfactory	$9,712	$103,985	$96,978	$136,141	$107,903	$296,123	$2,578	$—	$753,420
Special mention	—	2,988	—	12,593	—	3,033	—	—	18,614
Substandard	—	—	346	169	322	14,765	1,371	—	16,973
Doubtful	—	—	—	—	1,656	13,352	—	—	15,008
Total Commercial Real Estate Loans	$9,712	$106,973	$97,324	$148,903	$109,881	$327,273	$3,949	$—	$804,015

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating
Performing	$105,293	$368,022	$269,633	$216,799	$105,322	$52,138	$475	$—	$1,117,682
Nonperforming	—	206	162	297	291	97	—	—	1,053
Total Consumer Loans	$105,293	$368,228	$269,795	$217,096	$105,613	$52,235	$475	$—	$1,118,735

Current-period gross charge-offs	$—	$363	$392	$357	$317	$90	$—	$—	$1,519

Residential:
Risk rating
Performing	$29,806	$174,585	$174,559	$221,058	$179,359	$431,930	$125,606	$—	$1,336,903
Nonperforming	—	—	201	344	201	1,937	257	—	2,940
Total Residential Loans	$29,806	$174,585	$174,760	$221,402	$179,560	$433,867	$125,863	$—	$1,339,843

Current-period gross charge-offs	$—	$—	$—	$—	$—	$31	$—	$—	$31

Total Loans	$152,627	$690,876	$568,894	$610,183	$410,855	$840,350	$143,083	$—	$3,416,868

Total gross charge-offs	$—	$363	$392	$357	$317	$121		$—	$1,550

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2024	2024	2023	2022	2021	2020	Prior
Commercial:
Risk rating
Satisfactory	$42,767	$28,988	$23,808	$16,941	$6,183	$19,211	$15,686	$—	$153,584
Special mention	107	229	930	—	72	—	483	—	1,821
Substandard	—	280	264	—	—	3,030	12	—	3,586
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$42,874	$29,497	$25,002	$16,941	$6,255	$22,241	$16,181	$—	$158,991

Current-period gross charge-offs	$—	$—	$—	$—	$9	$—	$—	$—	$9

Commercial Real Estate:
Risk rating
Satisfactory	$90,049	$96,783	$137,146	$109,086	$115,576	$187,202	$2,799	$—	$738,641
Special mention	3,002	200	12,680	—	—	9,506	—	—	25,388
Substandard	—	146	172	1,985	2,309	26,853	871	—	32,336
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$93,051	$97,129	$149,998	$111,071	$117,885	$223,561	$3,670	$—	$796,365

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating
Performing	$386,004	$297,698	$243,484	$121,803	$48,268	$18,994	$473	$—	$1,116,724
Nonperforming	345	424	602	593	178	115	—	—	2,257
Total Consumer Loans	$386,349	$298,122	$244,086	$122,396	$48,446	$19,109	$473	$—	$1,118,981

Current-period gross charge-offs	$1,272	$949	$1,669	$1,270	$434	$243	$—	$—	$5,837

Residential:
Risk rating
Performing	$162,087	$177,071	$225,398	$181,934	$106,695	$334,576	$128,687	$—	$1,316,448
Nonperforming	—	201	254	201	464	2,386	250	—	3,756
Total Residential Loans	$162,087	$177,272	$225,652	$182,135	$107,159	$336,962	$128,937	$—	$1,320,204

Current-period gross charge-offs	$—	$—	$—	$—	$—	$49	$—	$—	$49

Total Loans	$684,361	$602,020	$644,738	$432,543	$279,745	$601,873	$149,261	$—	$3,394,541

Total gross charge-offs	$1,272	$949	$1,669	$1,270	$443	$292	$—	$—	$5,895

For the purposes of the table above, nonperforming consumer and residential loans were those loans on nonaccrual status or were 90 days or more past due and still accruing interest.
As of March 31, 2025, the amortized cost of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $2.2 million.
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

Note 6. DEBT (Dollars in Thousands)

Schedule of Borrowings:

	March 31, 2025	December 31, 2024
Balance:
BTFP Advances	$—	$—
FHLBNY Overnight Advances	—	—
FHLBNY Term Advances	8,600	8,600
Total Borrowings	$8,600	$8,600

Maximum Borrowing Capacity:
Federal Funds Purchased	$23,000	$23,000
Federal Home Loan Bank of New York	715,164	654,890
Federal Reserve Bank of New York	776,063	571,107

Available Borrowing Capacity:
Federal Funds Purchased	$23,000	$23,000
Federal Home Loan Bank of New York	676,564	616,290
Federal Reserve Bank of New York	776,063	571,107

Arrow Bank has in place unsecured federal funds lines of credit with two correspondent banks. As a member of the FHLBNY, Arrow participates in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock and any loans secured by real estate such as commercial real estate, residential real estate and home equity loans (see Notes 4: Investment Securities, and 5: Loans to the Consolidated Financial Statements). The maximum borrowing capacities at the FHLBNY and FRB are determined based on the fair value of the collateral pledged, subject to discounts determined by the respective lenders. As of March 31, 2025, the carrying cost for the FHLBNY collateral was approximately $1.0 billion and approximately $1.0 billion for the FRB. As of March 31, 2025, the fair value for the FHLBNY collateral was approximately $893.4 million and approximately $1.0 billion for the FRB.  The investment in FHLBNY stock is proportional to the total of Arrow's overnight and term advances (see the Schedule of FFRB and FHLB Stock in Note 4, Investment Securities, to the Consolidated Financial Statements). Arrow's bank subsidiaries have also established borrowing facilities with the FRB of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5, Loans, to the Consolidated Financial Statements).

Long Term Debt - FHLBNY Term Advances

In addition to overnight advances, Arrow Bank also borrows longer-term funds from the FHLBNY.

Maturity Schedule of FHLBNY Term Advances:

	Balances		Weighted Average Rate [1]

Final Maturity	3/31/2025	12/31/2024	3/31/2025	12/31/2024
First Year	$6,900	$6,900	5.34%	5.34%
Second Year	—	—	—%	—%
Third Year	1,700	1,700	4.85%	4.85%
Fourth Year	—	—	—%	—%
Total	$8,600	$8,600	5.24%	5.24%

1. The effective rate on the FHLBNY Advances is 0% due to subsidized funding in the form of interest rate credits.
Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

At March 31, 2025, the Company had two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, Arrow Capital Statutory Trust II ("ACST II") and Arrow Capital Statutory Trust III ("ACST III" and, together with ACST II, the "Trusts"), identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
The first of the two classes of trust-issued instruments outstanding at March 31, 2025 was issued by ACST II, a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II TRUPS"). The rate on the securities is variable, previously adjusting quarterly to the now discontinued 3-month London Inter-Bank Offered Rate ("LIBOR") plus 3.15%. Arrow designated the Secured Overnight Financing Rate ("SOFR") as the replacement index for financial instruments. The rate on the securities are tied to the 3-month SOFR plus 3.15% post-conversion. ACST II used the proceeds of the sale of the ACST II TRUPS to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II TRUPS.  The ACST II TRUPS became redeemable after July 23, 2008 and mature on July 23, 2033.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from Arrow Bank.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow Bank to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at March 31, 2025 and December 31, 2024 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income for the three years.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	March 31, 2025	December 31, 2024
ACST II
Balance	$10,000	$10,000
Period End:
Variable Interest Rate	7.71%	7.74%
Fixed Interest Rate resulting from cash flow hedge agreement	4.00%	4.00%

ACST III
Balance	$10,000	$10,000
Period End:
Variable Interest Rate	6.56%	6.59%
Fixed Interest Rate resulting from cash flow hedge agreement	2.86%	2.86%

Note 7.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of March 31, 2025 and December 31, 2024:

Commitments to Extend Credit and Letters of Credit
	March 31, 2025	December 31, 2024
Notional Amount:
Commitments to Extend Credit	$454,882	$449,491
Standby Letters of Credit	4,011	4,306
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	—	(7)

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at March 31, 2025 and December 31, 2024 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Arrow's policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at March 31, 2025 and December 31, 2024, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
In the normal course of business, Arrow and Arrow Bank become involved in a variety of routine legal proceedings.  At present, there are no legal proceedings pending or threatened, which in the opinion of management and counsel, would result in a material loss to Arrow. Legal expenses incurred in connection with loss contingencies are expensed as incurred. Please see Part II, Item 1. Legal Proceedings for additional detail on our ongoing legal proceedings.

Note 8.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income (loss) for the three month periods ended March 31, 2025 and 2024:

Schedule of Comprehensive Income (Loss)
	Three Months Ended March 31
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
2025
Net Unrealized Securities Holding Gain on Securities Available-for-Sale Arising During the Period	$8,645	$(2,229)	$6,416
Net Unrealized (Loss) on Cash Flow Swap	(1,554)	400	(1,154)
Reclassification of Net Unrealized (Gain) on Cash Flow Hedge Agreements to Interest Expense	(430)	111	(319)
Amortization of Net Retirement Plan Actuarial (Gain)	(96)	25	(71)
Amortization of Net Retirement Plan Prior Service Cost	83	(22)	61
Other Comprehensive Income	$6,648	$(1,715)	$4,933

2024
Net Unrealized Securities Holding (Loss) on Securities Available-for-Sale Arising During the Period	$(2,062)	$532	$(1,530)
Net Unrealized Gain on Cash Flow Swap	3,221	(831)	2,390
Reclassification of Net Unrealized (Gain) on Cash Flow Hedge Agreements to Interest Expense	(213)	55	(158)
Amortization of Net Retirement Plan Actuarial (Gain)	(66)	16	(50)
Amortization of Net Retirement Plan Prior Service Cost	69	(19)	50
Other Comprehensive Income	$949	$(247)	$702

The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)

	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Loss	Net Prior Service Cost

For the quarter-to-date periods ended:
December 31, 2024	$(27,292)	$4,677	$4,927	$(765)	$(18,453)
Other comprehensive income or loss before reclassifications	6,416	(1,154)	—	—	5,262
Amounts reclassified from accumulated other comprehensive income or loss	—	(319)	(71)	61	(329)
Net current-period other comprehensive income or loss	6,416	(1,473)	(71)	61	4,933
March 31, 2025	$(20,876)	$3,204	$4,856	$(704)	$(13,520)

December 31, 2023	$(31,648)	$1,711	$(2,839)	$(640)	$(33,416)
Other comprehensive income or loss before reclassifications	(1,530)	2,390	—	—	860
Amounts reclassified from accumulated other comprehensive income or loss	—	(158)	(50)	50	(158)
Net current-period other comprehensive income or loss	(1,530)	2,232	(50)	50	702
March 31, 2024	$(33,178)	$3,943	$(2,889)	$(590)	$(32,714)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income or loss:

Reclassifications Out of Accumulated Other Comprehensive Income or Loss
Details about Accumulated Other Comprehensive Income or Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income or Loss		Affected Line Item in the Statement Where Net Income Is Presented

For the quarter-to-date periods ended:
March 31, 2025
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	$430		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(83)	(1)	Salaries and Employee Benefits
Actuarial gain	96	(1)	Salaries and Employee Benefits
	443		Total before Tax
	(114)		Provision for Income Taxes
Total reclassifications for the period	$329		Net of Tax

March 31, 2024
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$213		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	$(69)	(1)	Salaries and Employee Benefits
Actuarial gain	66	(1)	Salaries and Employee Benefits
	210		Total before Tax
	(52)		Provision for Income Taxes
Total reclassifications for the period	$158		Net of Tax

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

Restricted Stock Awards - In the three months ended March 31, 2025, the Company granted restricted stock awards which will generally vest over a three to four-year period. Unvested restricted stock will generally be forfeited if the recipient ceases to be employed by the Company, with limited exceptions. Grantees of restricted stock awards are entitled to receive all dividends and distributions declared and paid on restricted stock, or cash payments equivalent to such dividends or distributions, including those declared and paid during the vesting period.

The following table summarizes information about restricted stock awards for the year to date period ended March 31, 2025:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2025	21,818	24.54
Granted	43,250	27.50
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2025	65,068	26.51

The following table presents information on the amounts expensed related to restricted stock for the three month periods ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Amount expensed	$82	$—

Stock Options - Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

The following table summarizes information about stock option activity for the three month period ended March 31, 2025:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2025	246,453	$29.50
Exercised	(5,144)	20.09
Forfeited	(2,584)	19.99
Outstanding at March 31, 2025	238,725	29.80

Vested at Period-End	209,504	29.47
Expected to Vest	29,221	32.17

The following table presents information on the amounts expensed related to stock options for the three month periods ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Amount expensed	$33	$78

Employee Stock Purchase Plan
In October 2023, the Board of Directors approved the adoption of the 2023 ESPP, which is intended to satisfy the requirements of Section 423 of the Internal Revenue Code. Under this plan, the amount of the discount is 10%. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan. The Qualified ESPP was approved by Arrow shareholders at the 2024 annual meeting of shareholders.

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

Note 10.    RETIREMENT BENEFIT PLANS (Dollars in Thousands)

Arrow sponsors qualified and non-qualified defined benefit pension plans and other postretirement benefit plans for its employees. Arrow maintains a non-contributory pension plan, which covers substantially all employees.  Effective December 1, 2002, all active participants in the qualified defined benefit pension plan were given a one-time irrevocable election to continue participating in the traditional plan design, for which benefits were based on years of service and the participant’s final compensation (as defined), or to begin participating in the new cash balance plan design.  All new employees who first participate in the plan after December 1, 2002 automatically participate in the cash balance plan design.  The interest credits under the cash balance plan are based on the 30-year U.S. Treasury rate in effect for November of the prior year with a minimum interest credit of 3%.  The service credits under the cash balance plan are equal to 6.0% of eligible salaries for employees who become participants on or after January 1, 2003.  For employees in the plan prior to January 1, 2003, the service credits are scaled based on the age of the participant, and range from 6.0% to 12.0%. The funding policy is to contribute up to the maximum amount that can be deducted for federal income tax purposes and to make all payments required under The Employee Retirement Income Security Act (ERISA).  Arrow also maintains a supplemental non-qualified unfunded retirement plan to provide eligible employees of Arrow and its subsidiaries with benefits in excess of qualified plan limits imposed by federal tax law.
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
As of December 31, 2024, Arrow used the sex-distinct Amount-Weighted Pri-2012 Mortality Tables for employees, healthy retirees and contingent survivors, with mortality improvements projected using Scale MP-2021 on a generational basis for the Pension Plan and the sex-distinct White Collar Amount-Weighted Pri-2012 Mortality Tables for employees, healthy retirees and contingent survivors, with mortality improvements projected using Scale MP-2021 on a generational basis for the Select Executive Retirement Plan.
Segment interest rates of 4.66%, 5.25%, 5.57% were used in determining the present value of a lump sum payment/annuitizing cash balance accounts as of December 31, 2024.
Effective January 1, 2021, there was a three percent (3%) increase in the benefit payable to or on behalf of each participant:
•whose employment with the Employer (or any predecessor Employer, except as noted below) terminated on or before January 1, 2016;
•who satisfied the requirements for early, normal, or late retirement as of such termination;
•who never participated in the United Vermont Bancorporation Plan and;
•who is, or whose beneficiary is, receiving monthly benefit payments from the plan as of January 1, 2021 (including a participant or beneficiary who shall commence receiving benefits from the plan as of January 1, 2021).
The foregoing increase was applied to the monthly benefit actually payable to the participant, or to the participant's beneficiary, as of January 1, 2021, determined after all applicable adjustments, regardless of whether such benefit had been determined under the Company's plan or the plan of a predecessor employer that had been merged into the plan.
The plan amendment caused a $352 thousand increase in the projected benefit obligation, creating a positive service cost which will be amortized over 9.70 years (the average expected future service of active plan participants.)
Effective January 1, 2021, Arrow Bank, formerly and then known as Glens Falls National Bank and Trust Company ("GFNB"), amended the Arrow Financial Corporation Employees' SERP. The plan change was adopted January 1, 2021 and the amendment was valued as of December 31, 2020. The plan amendment provides a special adjustment to the monthly benefit payment for certain retirees. The plan amendment caused a $123 thousand increase in the projected benefit obligation, creating a positive prior service cost which will be amortized over 12.5 years.
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
Settlement accounting is required when lump sum payments during a fiscal year exceed that fiscal year's Service Cost plus Interest Cost components of the Net Periodic Pension Cost. Settlement accounting was not required for the three-month periods ended March 31, 2025 or March 31, 2024.

The following tables provide the components of net periodic benefit costs for the three-month periods ended March 31, 2025 and 2024:

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended March 31, 2025:
Service Cost [1]	$400	$26	$11
Interest Cost (Benefit) [2]	584	72	79
Expected Return on Plan Assets [2]	(1,009)	—	—
Amortization of Prior Service Cost [2]	47	10	26
Amortization of Net (Gain) [2]	—	—	(96)
Net Periodic Cost	$22	$108	$20

Plan Contributions During the Period	$—	$120	$57

For the Three Months Ended March 31, 2024:
Service Cost [1]	$466	$17	$15
Interest Cost [2]	525	158	81
Expected Return on Plan Assets [2]	(932)	—	—
Amortization of Prior Service Cost [2]	33	10	26
Amortization of Net Loss (Gain) [2]	—	21	(87)
Net Periodic Cost	$92	$206	$35

Plan Contributions During the Period	$—	$127	$27

Estimated Future Contributions in the Current Fiscal Year	$—	$360	$172
Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the three month period ended March 31, 2025 and currently, additional contributions in 2025 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 11.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for periods ended March 31, 2025 and 2024.

Earnings Per Share
	Three Months Ended
	March 31, 2025	March 31, 2024
Earnings Per Share - Basic:
Net Income	$6,310	$7,660
Weighted Average Shares - Basic	16,665	16,865
Earnings Per Share - Basic	$0.38	$0.45

Earnings Per Share - Diluted:
Net Income	$6,310	$7,660
Weighted Average Shares - Basic	16,665	16,865
Dilutive Average Shares Attributable to Stock Options	8	2
Weighted Average Shares - Diluted	16,673	16,867
Earnings Per Share - Diluted	$0.38	$0.45

Note 12.    FAIR VALUES (Dollars In Thousands)

FASB defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 were AFS securities, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
March 31, 2025
Assets:
Securities Available-for Sale:
U.S. Treasuries	$99,499	$99,499	$—	$—
U.S. Government & Agency Obligations	54,492	—	54,492	$—
State and Municipal Obligations	240	—	240	—
Mortgage-Backed Securities	290,522	—	290,522	—
Corporate and Other Debt Securities	991	—	991	—
Total Securities Available-for-Sale	445,744	99,499	346,245	—
Equity Securities	5,372	—	5,372	—
Total Securities Measured on a Recurring Basis	451,116	99,499	351,617	—
Derivative Assets	10,418	—	10,418	—
Total Measured on a Recurring Basis	$461,534	$99,499	$362,035	$—
Liabilities:
Derivative Liabilities	9,450	—	9,450	—
Total Measured on a Recurring Basis	$9,450	$—	$9,450	$—
December 31, 2024
Assets:
Securities Available-for Sale:
U.S. Treasuries	$98,070	$98,070	$—	$—
U.S. Government & Agency Obligations	69,214	—	69,214	—
State and Municipal Obligations	240	—	240	—
Mortgage-Backed Securities	294,608	—	294,608	—
Corporate and Other Debt Securities	979	—	979	—
Total Securities Available-for-Sale	463,111	98,070	365,041	—
Equity Securities	5,055	—	5,055	—
Total Securities Measured on a Recurring Basis	468,166	98,070	370,096	—
Derivative Assets	12,659	—	12,659	—
Total Measured on a Recurring Basis	$480,825	$98,070	$382,755	$—
Liabilities:
Derivative Liabilities	$8,638	$—	$8,638	$—
Total Measured on a Recurring Basis	$8,638	$—	$8,638	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
March 31, 2025
Collateral Dependent Evaluated Loans	$10,649	$—	$—	$10,649
Other Real Estate Owned and Repossessed Assets, Net	426	—	—	426	—
December 31, 2024
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	458	—	—	458	—

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent individually evaluated loans and other real estate owned is based on the fair value of the underlying collateral which is based on the appraised value less costs to sell. Significant unobservable inputs used in this valuation technique include capitalization rates which ranged from 7% - 10%. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at March 31, 2025 and December 31, 2024.

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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value (exit price) or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Cash and Cash Equivalents	$301,446	$301,446	$301,446	$—	$—
Securities Available-for-Sale	445,744	445,744	99,499	346,245	—
Securities Held-to-Maturity	97,492	96,335	—	72,542	23,793
Equity Securities	5,372	5,372	—	5,372	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,353	4,353	—	4,353	—
Net Loans	3,379,097	3,188,360	—	—	3,188,360
Accrued Interest Receivable	14,773	14,773	—	14,773	—
Derivative Assets	10,418	10,418		10,418
Deposits	3,968,165	3,965,110	—	3,965,110	—
Borrowings	8,600	8,482	—	8,482	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	19,710	—	19,710	—
Accrued Interest Payable	5,418	5,418	—	5,418	—
Derivative Liabilities	9,450	9,450	—	9,450	—

December 31, 2024
Cash and Cash Equivalents	$154,546	$154,546	$154,546	$—	$—
Securities Available-for-Sale	463,111	463,111	98,070	365,041	—
Securities Held-to-Maturity	98,261	96,586	—	75,262	21,324
Equity Securities	5,055	5,055		5,055
Federal Home Loan Bank and Federal Reserve Bank Stock	4,353	4,353	—	4,353	—
Net Loans	3,360,943	3,137,721	—	—	3,137,721
Accrued Interest Receivable	13,229	13,229	—	13,229	—
Derivative Assets	12,659	12,659	—	12,659	—
Deposits	3,827,930	3,824,699	—	3,824,699	—
Borrowings	8,600	8,386	—	8,386	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	5,099	5,099	—	5,099	—
Derivative Liabilities	8,638	8,638	—	8,638	—

Note 13.    LEASES (Dollars In Thousands)

Arrow leases real property, primarily for financial services locations, and corporate vehicles. These leases generally require Arrow to pay third-party expenses on behalf of the Lessor, which are referred to as variable payments. Under some leases, Arrow pays the variable payments to the lessor, and in other leases, Arrow pays the variable payments directly to the applicable third party. None of Arrow's current leases include any residual value guarantees or any subleases, and there are no significant rights and obligations of Arrow for leases that have not commenced as of the reporting date.
Arrow leases three of its branch offices, at market rates, from Stewart’s Shops Corp. Additionally on June 14th, 2024, Arrow entered into a sale-leaseback agreement with Stewart’s Shops Corp. for a bank branch location. The sale price of the property was $1.1 million which resulted in a gain of $377 thousand. The lease agreement began in June 2024 and runs through May 2029, with rent totaling $5 thousand per month for the remainder of the lease. Mr. Gary C. Dake, President of Stewart’s Shops Corp., serves as a Director on the Board of Directors of Arrow and Arrow Bank. Mr. Dake is retiring from the Board at the Annual Meeting on June 4, 2025.

The following includes quantitative data related to Arrow's leases as of and for the three months ended March 31, 2025 and March 31, 2024:

		Three Months Ended
Finance Lease Amounts:	Classification	March 31, 2025	March 31, 2024
Right-of-Use Assets	Premises and Equipment, Net	$4,239	$4,416
Lease Liabilities	Finance Leases	4,979	5,053

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$4,834	$4,790
Lease Liabilities	Other Liabilities	5,029	4,997

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$47	$48
Operating Outgoing Cash Flows From Operating Leases		188	155
Financing Outgoing Cash Flows From Finance Leases		26	13
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		376	—
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		25.09	26.04
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		9.86	11.06
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.45%	3.10%

Lease cost information for Arrow's leases is as follows:
	Three Months Ended
	March 31, 2025	March 31, 2024
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$44	$44
Interest on Lease Liabilities	47	48
Operating Lease Cost	215	195
Short-term Lease Cost	9	10
Variable Lease Cost	37	75
Total Lease Cost	$352	$372

Future Lease Payments at March 31, 2025 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
3/31/2026	$819	$256
3/31/2027	760	268
3/31/2028	691	268
3/31/2029	642	268
3/31/2030	576	280
Thereafter	2,495	6,649
Total Undiscounted Cash Flows	$5,983	$7,989
Less: Net Present Value Adjustment	954	3,010
Lease Liability	$5,029	$4,979

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, not designated as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	March 31, 2025	December 31, 2024
Fair value adjustment included in other assets	$4,538	$5,520
Fair value adjustment included in other liabilities	4,538	5,520
Notional amount	103,846	104,897

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
The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, designed as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	March 31, 2025	December 31, 2024
Fair value adjustment included in other assets	$—	$—
Fair value adjustment included in other liabilities	3,332	2,263
Notional amount	300,000	300,000

The following table summarizes the effect of the fair value hedging relationship recognized on the unaudited interim consolidated statement of income:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	Three Months Ended	Twelve Months Ended
	March 31, 2025	December 31, 2024
Hedged Asset	$3,306	$2,234
Fair value derivative designated as hedging instrument	(3,332)	(2,263)
Cumulative (loss) gain recognized in the consolidated statements of income with interest and fees on loans	(26)	(29)

The following table represents the carrying value of the PLM hedged assets and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset:

Derivatives Designated as Hedging Instruments - Fair Value Swap Agreements
	March 31, 2025	December 31, 2024
Carrying Value of Portfolio Layer Method Hedged Asset	$303,306	$302,234
Cumulative Fair Value Hedging Adjustment	3,306	2,234

In the third quarter of 2024, Arrow entered into a forward interest rate swaps agreement which commenced in the first quarter of 2025, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount is $125 million and will synthetically fix the variable rate interest payments. The effective fixed rate is 3.29% until maturity. Arrow entered into pay-fixed interest rate swaps to convert rolling 90 days brokered deposits.

The following table indicates the effect of cash flow hedge accounting on accumulated other comprehensive income (“AOCI”) and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Three Months Ended	Twelve Months Ended
	March 31, 2025	December 31, 2024
Fair value adjustment included in other assets	$979	$1,757
Amount of (loss) gain recognized in AOCI	(591)	1,757
Amount of gain reclassified from AOCI interest expense	187	—

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Three Months Ended	Twelve Months Ended
	March 31, 2025	December 31, 2024
Fair value adjustment included in other liabilities	$1,580	$855
Amount of (loss) gain recognized in AOCI	(699)	3,383
Amount of gain reclassified from AOCI interest expense	26	1,528

In 2019, Arrow entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. These agreements are designated as cash flow hedges.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Three Months Ended	Twelve Months Ended
	March 31, 2025	December 31, 2024
Fair value adjustment included in other assets	$4,901	$5,382
Amount of (loss) gain recognized in AOCI	(264)	1,358
Amount of gain reclassified from AOCI to interest expense	217	974

For derivatives that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings.

Note 15:    Segment Reporting

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
•Senior Executive Vice President, Chief Credit Officer,
•Senior Executive Vice President, Chief Banking Officer,
•Executive Vice President, Chief Information Officer and
•Executive Vice President, Chief Human Resources Officer.

Financial performance is reported to the CODM monthly. Net consolidated income and EPS are the primary measures used by the Executive Management team to evaluate Arrow's performance. Secondary measures include metrics like return on average assets and Net Interest Margin. All measures are reviewed and either affirmed or changed annually by the CODM and the Board of Directors. The presentation of financial performance to the CODM is consistent with the amounts and financial statement captions shown on the Company's consolidated balance sheets and consolidated statements of income. Significant expenses of the Company are adequately segmented in the consolidated statements of income to include all significant items when considering both quantitative and qualitative factors. These significant expenses include salaries and employee benefits, occupancy expense, technology and equipment expense, FDIC assessments and other operating expense.
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

Note 16. SUBSEQUENT EVENT

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

As discussed in Note 5. Loans, during the quarter ended March 31, 2025, Arrow recognized a $3.75 million Reserve on a $15 million commercial real estate loan. The loan was secured by properties in two office parks located in Upstate New York, where Arrow is a 22% participant in a $67 million multi-bank deal. Subsequent to March 31, 2025, the bank group foreclosed on collateral related to the commercial real estate loan. The property remains largely tenant-occupied and continues to generate positive net operating income. See page 18 for additional discussion of the Reserve.

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2025

NOTE ON TERMINOLOGY
In this Report, the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Report, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Report is comprised of the group of 191 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the FRB’s "Bank Holding Company Performance Report" for December 31, 2024 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

THE COMPANY AND ITS SUBSIDIARIES
Effective December 31, 2024, the Company unified its former subsidiary banks, GFNB and Saratoga National Bank and Trust Company ("SNB"), and became a single bank holding company headquartered in Glens Falls, New York. The post-unification banking subsidiary is Arrow Bank National Association®, or Arrow Bank™, whose main office is located in Glens Falls, New York. Active subsidiaries of Arrow Bank include Upstate Agency, LLC (an insurance agency that sells property and casualty insurance and also specializes in selling and servicing group health care policies and life insurance), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to Arrow's proprietary mutual fund) and Arrow Properties, Inc. (a real estate investment trust, or REIT). Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Report") contains statements that are not historical in nature but rather are based on Arrow's beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), as amended, and involve a degree of uncertainty and attendant risk. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "continue," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include statements regarding Arrow's asset quality, the level of allowance for credit losses, the sufficiency of liquidity sources, interest rate change exposure, changes in accounting standards, and Arrow's tax plans and strategies. Some of these statements, such as those included in the interest rate sensitivity analysis in Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. Other forward-looking statements are based on Arrow's general perceptions of market conditions and trends in business activity, both Arrow's and in the banking industry generally, as well as current management strategies for future operations and development.

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

Arrow is under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results. All forward-looking statements, express or implied, included in this Report and the documents incorporated by reference and that are attributable to Arrow are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Arrow or any persons acting on its behalf may issue. This Report should be read in conjunction with the 2024 Form 10-K and our other filings with the Securities and Exchange Commission ("SEC").

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

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control. The efficiency ratio typically is defined as the ratio of non-interest expense to net interest income and non-interest income. Net interest income as utilized in calculating the efficiency ratio is typically the same as the net interest income presented in Selected Financial Information table discussed in the preceding paragraph, i.e., it is expressed on a tax-equivalent basis. Moreover, many financial institutions, in calculating the efficiency ratio, also adjust both non-interest expense and non-interest income to exclude from these items (as calculated under GAAP) certain recurring component elements of income and expense, such as intangible asset amortization (which is included in non-interest expense under GAAP but may not be included therein for purposes of calculating the efficiency ratio) and securities gains or losses (which are reflected in the calculation of non-interest income under GAAP but may be ignored for purposes of calculating the efficiency ratio). The Company makes these adjustments.

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

Arrow Financial Corporation
Selected Quarterly Information
(Dollars In Thousands, Except Per Share Amounts - Unaudited)

Quarter Ended	3/31/2025	12/31/2024	9/30/2024	6/30/2024	3/31/2024
Net Income	$6,310	$4,470	$8,975	$8,604	$7,660

Share and Per Share Data:
Period End Shares Outstanding	16,670	16,743	16,734	16,723	16,710
Basic Average Shares Outstanding	16,665	16,718	16,710	16,685	16,865
Diluted Average Shares Outstanding	16,673	16,739	16,742	16,709	16,867
Basic Earnings Per Share	$0.38	$0.26	$0.54	$0.52	$0.45
Diluted Earnings Per Share	0.38	0.27	0.53	0.52	0.45
Cash Dividend Per Share	0.280	0.280	0.270	0.270	0.270

Selected Quarterly Average Balances:
Interest-bearing Deposits at Banks	$146,023	$233,469	$154,937	$159,336	$178,452
Investment Securities	591,841	579,107	590,352	644,192	671,105
Loans	3,406,075	3,354,463	3,329,873	3,280,285	3,235,841
Deposits	3,825,124	3,847,691	3,672,128	3,678,957	3,693,325
Other Borrowed Funds	48,375	49,090	134,249	131,537	122,033
Stockholders’ Equity	404,394	393,696	387,904	378,256	379,446
Total Assets	4,324,917	4,339,833	4,245,597	4,237,359	4,245,484
Return on Average Assets, annualized	0.59%	0.41%	0.84%	0.82%	0.73%
Return on Average Equity, annualized	6.33%	4.52%	9.20%	9.15%	8.12%
Return on Average Tangible Equity, annualized [1]	6.76%	4.84%	9.79%	9.74%	8.64%
Average Earning Assets	$4,143,939	$4,167,039	$4,075,162	$4,083,813	$4,085,398
Average Paying Liabilities	3,184,196	3,185,215	3,085,066	3,127,417	3,108,093
Interest Income	50,366	50,901	49,443	47,972	46,677
Tax-Equivalent Adjustment [2]	155	157	149	163	176
Interest Income, Tax-Equivalent [2]	50,521	51,058	49,592	48,135	46,853
Interest Expense	19,009	21,214	21,005	20,820	20,222
Net Interest Income	31,357	29,687	28,438	27,152	26,455
Net Interest Income, Tax-Equivalent [2]	31,512	29,844	28,587	27,315	26,631
Net Interest Margin, annualized	3.07%	2.83%	2.78%	2.67%	2.60%
Net Interest Margin, Tax Equivalent, annualized [2]	3.08%	2.85%	2.79%	2.69%	2.62%

Efficiency Ratio Calculation: [3]
Non-Interest Expense	$26,045	$25,838	$24,100	$23,318	$24,012
Less: Intangible Asset Amortization	81	89	78	40	41
Net Non-Interest Expense	$25,964	$25,749	$24,022	$23,278	$23,971
Net Interest Income, Tax-Equivalent [2]	$31,512	$29,844	$28,587	$27,315	$26,631
Non-Interest Income	7,839	4,227	8,133	7,856	7,858
Less: Net Changes in Fair Value of Equity Invest.	317	(3,072)	94	54	17
Net Gross Income	$39,034	$37,143	$36,626	$35,117	$34,472
Efficiency Ratio [3]	66.52%	69.32%	65.59%	66.29%	69.54%

Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$404,409	$400,901	$393,311	$383,018	$377,986
Book Value per Share	24.26	23.94	23.50	22.90	22.62
Goodwill and Other Intangible Assets, net	25,743	25,847	25,979	22,800	22,891
Tangible Book Value per Share [1]	22.72	22.40	21.95	21.54	21.25

Capital Ratios:[4]
Tier 1 Leverage Ratio	9.61%	9.60%	9.78%	9.74%	9.63%
Common Equity Tier 1 Capital Ratio	12.59%	12.71%	12.77%	12.88%	12.84%
Tier 1 Risk-Based Capital Ratio	13.23%	13.35%	13.41%	13.53%	13.50%
Total Risk-Based Capital Ratio	14.48%	14.47%	14.46%	14.57%	14.57%

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

		3/31/2025	12/31/2024	9/30/2024	6/30/2024	3/31/2024
	Total Stockholders' Equity (GAAP)	$404,409	$400,901	$393,311	$383,018	$377,986
	Less: Goodwill and Other Intangible assets, net	25,743	25,847	25,979	22,800	22,891
	Tangible Equity (Non-GAAP)	$378,666	$375,054	$367,332	$360,218	$355,095

	Period End Shares Outstanding	16,670	16,743	16,734	16,723	16,710
	Tangible Book Value per Share (Non-GAAP)	$22.72	$22.40	$21.95	$21.54	$21.25
	Net Income	6,310	4,470	8,975	8,604	7,660
	Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	6.76%	4.84%	9.79%	9.74%	8.64%

2.
Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 40.

		3/31/2025	12/31/2024	9/30/2024	6/30/2024	3/31/2024
	Interest Income (GAAP)	$50,366	$50,901	$49,443	$47,972	$46,677
	Add: Tax-Equivalent adjustment (Non-GAAP)	155	157	149	163	176
	Interest Income - Tax Equivalent (Non-GAAP)	$50,521	$51,058	$49,592	$48,135	$46,853
	Net Interest Income (GAAP)	$31,357	$29,687	$28,438	$27,152	$26,455
	Add: Tax-Equivalent adjustment (Non-GAAP)	155	157	149	163	176
	Net Interest Income - Tax Equivalent (Non-GAAP)	$31,512	$29,844	$28,587	$27,315	$26,631
	Average Earning Assets	$4,143,939	$4,167,039	$4,075,162	$4,083,813	$4,085,398
	Net Interest Margin (Non-GAAP)*	3.08%	2.85%	2.79%	2.69%	2.62%

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

4.
For the current quarter, all of the regulatory capital ratios as well as the Total Risk-Weighted Assets are calculated in accordance with bank regulatory capital rules. The March 31, 2025 CET1 ratio listed in the tables (i.e., 12.59%) exceeds the sum of the required minimum CET1 ratio plus the fully phased-in Capital Conservation Buffer (i.e., 7.00%).

		3/31/2025	12/31/2024	9/30/2024	6/30/2024	3/31/2024
	Total Risk Weighted Assets	$3,143,547	$3,126,364	$3,110,178	$3,072,922	$3,049,525
	Common Equity Tier 1 Capital	395,900	397,285	397,122	395,691	391,706
	Common Equity Tier 1 Capital Ratio	12.59%	12.71%	12.77%	12.88%	12.84%

* Quarterly ratios have been annualized.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Quarter Ended:	March 31, 2025			March 31, 2024
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$146,023	$1,621	4.50%	$178,452	$2,447	5.52%
Investment Securities:
Fully Taxable	499,903	3,608	2.93	550,538	3,186	2.33
Exempt from Federal Taxes	91,938	587	2.59	120,567	668	2.23
Loans (1)	3,406,075	44,550	5.30	3,235,841	40,376	5.02
Total Earning Assets (1)	4,143,939	50,366	4.93	4,085,398	46,677	4.60
Allowance for Credit Losses	(33,691)			(31,416)
Cash and Due From Banks	31,515			29,804
Other Assets	183,154			161,698
Total Assets	$4,324,917			$4,245,484
Deposits:
Interest-Bearing Checking Accounts	$840,571	1,803	0.87	$830,918	1,641	0.79
Savings Deposits	1,515,961	9,483	2.54	1,481,001	10,230	2.78
Time Deposits of $250,000 or More	186,159	1,811	3.95	177,328	1,973	4.47
Other Time Deposits	593,130	5,529	3.78	496,813	5,083	4.11
Total Interest-Bearing Deposits	3,135,821	18,626	2.41	2,986,060	18,927	2.55
Borrowings	23,378	167	2.90	96,984	1,076	4.46
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	169	3.43	20,000	171	3.44
Finance Leases	4,997	47	3.81	5,049	48	3.82
Total Interest-Bearing Liabilities	3,184,196	19,009	2.42	3,108,093	20,222	2.62
Noninterest-Bearing Deposits	689,303			707,265
Other Liabilities	47,024			50,680
Total Liabilities	3,920,523			3,866,038
Stockholders’ Equity	404,394			379,446
Total Liabilities and Stockholders’ Equity	$4,324,917			$4,245,484
Net Interest Income		$31,357			$26,455
Net Interest Spread			2.51%			1.98%
Net Interest Margin			3.07%			2.60%

(1) Includes Nonaccrual Loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Quarter Ended:	March 31, 2025			December 31, 2024
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$146,023	$1,621	4..50%	$233,469	$2,880	4.91%
Investment Securities:
Fully Taxable	499,903	3,608	2.93	484,860	2,728	2.24
Exempt from Federal Taxes	91,938	587	2.59	94,247	590	2.49
Loans (1)	3,406,075	44,550	5.30	3,354,463	44,703	5.30
Total Earning Assets (1)	4,143,939	50,366	4.93	4,167,039	50,901	4.86
Allowance for Credit Losses	(33,691)			(31,529)
Cash and Due From Banks	31,515			30,706
Other Assets	183,154			173,617
Total Assets	$4,324,917			$4,339,833
Deposits:
Interest-Bearing Checking Accounts	$840,571	1,803	0.87	$802,808	1,932	0.96
Savings Deposits	1,515,961	9,483	2.54	1,567,455	11,144	2.83
Time Deposits of $250,000 or More	186,159	1,811	3.95	183,325	1,815	3.94
Other Time Deposits	593,130	5,529	3.78	582,537	5,906	4.03
Total Interest-Bearing Deposits	3,135,821	18,626	2.41	3,136,125	20,797	2.64
Borrowings	23,378	167	2.90	24,089	198	3.27
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	169	3.43	20,000	172	3.42
Finance Leases	4,997	47	3.81	5,001	47	3.74
Total Interest-Bearing Liabilities	3,184,196	19,009	2.42	3,185,215	21,214	2.65
Noninterest-Bearing Deposits	689,303			711,566
Other Liabilities	47,024			49,356
Total Liabilities	3,920,523			3,946,137
Stockholders’ Equity	404,394			393,696
Total Liabilities and Stockholders’ Equity	$4,324,917			$4,339,833
Net Interest Income		$31,357			$29,687
Net Interest Spread			2.51%			2.21%
Net Interest Margin			3.07%			2.83%

(1) Includes Nonaccrual Loans.

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month period ended March 31, 2025 and the financial conditions as of March 31, 2025 and December 31, 2024. The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Unaudited Interim Consolidated Financial Statements and other financial data presented elsewhere in this Report. When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of Q1 2025 Financial Results: Net income for the first quarter of 2025 was $6.3 million, increasing from $4.5 million in the fourth quarter of 2024. Compared to the prior quarter, net income benefited from an increase of $1.7 million in net interest income and an increase in non-interest income of $3.6 million, partially offset by an increase in the provision for credit losses of $2.2 million and a slight increase in non-interest expense of $207 thousand.
Net interest income for the first quarter of 2025 was $31.4 million, increasing 5.6% from $29.7 million for the fourth quarter of 2024. Total interest and dividend income was $50.4 million for the first quarter of 2025, a decrease from $50.9 million in the fourth quarter of 2024. Interest expense for the first quarter of 2025 was $19.0 million, a decrease from $21.2 million for the fourth quarter of 2024. The decrease in interest expense from the prior quarter was driven primarily by active management of deposit rates offset by changes in deposit composition.
Net interest margin and net interest margin on a fully taxable equivalent basis ("FTE") basis, for the first quarter of 2025 increased to 3.07% and 3.08%, respectively, compared to 2.83% and 2.85%, respectively, for the fourth quarter of 2024. The increase in net interest margin compared to the fourth quarter in 2024 was primarily the result of continued yield expansion on earning assets combined with the moderating cost of interest-bearing liabilities. Net interest margin is negatively affected by deposits continuing to migrate to higher cost products, such as money market savings and time deposits, while being positively impacted by repricing of higher cost time deposits. See the disclosure on page 40 related to the use of non-GAAP financial measures, including net interest margin on an FTE basis, and Footnote 2 to the Selected Quarterly Information for the reconciliation to GAAP.
For the first quarter of 2025, the provision for credit losses was $5.0 million compared to $2.9 million in the fourth quarter of 2024. The primary driver of the increase was Arrow's recognition of the Reserve which is discussed in more detail on page 18.
. Other drivers for the provision for credit losses in the first quarter of 2025 were charge-offs, growth in loan balances and changes to the economic forecast factors embedded in the credit loss allowance model.
Non-interest income for the three months ended March 31, 2025, was $7.8 million, an increase from $4.2 million in the fourth quarter of 2024. The increase from the prior quarter was primarily attributable to the absence of a $3.0 million pre-tax loss related to the investment portfolio repositioning as well as a $0.7 million pre-tax charge related to legacy branding, both recognized in the fourth quarter of 2024.
Non-interest expense for the first quarter of 2025 was $26.0 million, an increase from $25.8 million in the fourth quarter of 2024. The first quarter of 2025 included expenses of approximately $600 thousand related to the Unification of Arrow's formerly two separate banking subsidiaries (the "Unification"). The Unification expenses were primarily comprised of project management and information technology costs related to the planned July 2025 system conversion. Arrow continues to focus on overall expense management.
The provision for income taxes and effective tax rate were $1.8 million and 22.4%, for the first quarter of 2025, and $0.8 million and 14.4%, for the fourth quarter of 2024. The increase in the effective tax rate from the fourth quarter of 2024 was primarily attributable to the change in pre-tax income combined with a change in the amount of tax advantaged earning assets as a percentage of total earning assets.
Total assets were $4.4 billion at March 31, 2025, an increase of $142.5 million, or 3.3%, as compared to December 31, 2024. For the first quarter of 2025, overall growth in the balance sheet was primarily attributable to [changes] in cash balances, including from seasonal municipal and corporate deposits, as well as [growth] in the loan portfolio.
Total investments were $553.0 million as of March 31, 2025, a decrease of $17.8 million, or 3.1%, compared to December 31, 2024. The decrease from December 31, 2024 was driven primarily by principal paydowns and maturities. There were no credit quality issues related to the investment portfolio.
Total loans1 were $3.4 billion as of March 31, 2025. Loan growth for the first quarter of 2025 was $22.3 million. Loan growth was primarily driven by an increase in residential real estate loans. Net Loan growth for the first quarter of 2025 was $18.2 million. Loan growth was spread across all loan products.
At March 31, 2025, deposit balances were $4.0 billion, an increase of $140.2 million from December 31, 2024. The increase from December 31, 2024 was primarily attributable to the seasonality of municipal deposits as well as an additional $125 million of brokered CDs. The brokered CDs partially replaced previous wholesale funding sources and are part of a cash flow hedge using interest rate swaps to reduce overall funding costs.
The changes in net income, net interest income and net interest margin between the three-month are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 67.

Regulatory Capital and Change in Stockholders' Equity: At March 31, 2025, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, both Arrow and Arrow Bank each continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules. Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect.
Stockholders’ equity was $404.4 million at March 31, 2025, an increase of $3.5 million, or 0.9%, from the December 31, 2024 level of $400.9 million. The increase in stockholders' equity over the first three months of 2025 principally reflected the following factors: the addition of (i) $6.3 million of net income for the period, (ii) other comprehensive gain of $4.9 million, and (iii) the issuance of $0.4 million
1 Includes both $3.3 million fair value hedge adjustment at March 31, 2025 and $2.2 million fair value hedge adjustment at December 31, 2024 of common stock through employee benefit and dividend reinvestment plans, reduced by (iv) cash dividends of $4.7 million and (v) repurchases of common stock of $3.5 million under our stock repurchase program. The components of the change in stockholders’ equity since year-end 2024 are presented in the Consolidated Statements of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At March 31, 2025, book value per share was $24.26, up 1.3% from year-end 2024. Tangible book value per share (a non-GAAP measure that deducts intangible assets from stockholders' equity) was $22.72, an increase of $0.32, or 1.43%, over December 31, 2024. See the disclosure on page 40 related to the use of non-GAAP financial measures, including tangible book value per share, and Footnote 2 to the Selected Quarterly Information for the reconciliation to GAAP.
On March 31, 2025, Arrow's closing stock price was $26.29 per share, representing a trading multiple of 1.16 to tangible book value per share. In the first quarter of 2025, Arrow paid a quarterly cash dividend of $0.28 per share. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 58.

Loan Quality: Net charge-offs, expressed as an annualized percentage of average loans outstanding, were 0.10% for the three-month period ended March 31, 2025, as compared to 0.06% for the three-month period ended December 31, 2024.
For the first quarter of 2025, the provision for credit losses was $5.0 million compared to $2.9 million in the fourth quarter of 2024. The primary driver of the increase was Arrow's recognition of the Reserve which is discussed in more detail on page 18. Other drivers for the provision for credit losses in the first quarter of 2025 were charge-offs, growth in loan balances and changes to the economic forecast factors embedded in the credit loss allowance model. In addition, Arrow recorded a decrease for estimated credit losses on off-balance sheet credit exposures in other liabilities of $247 thousand in the first quarter of 2025.
Nonperforming loans were $19.0 million at March 31, 2025, representing 0.56% of period-end loans, a decrease from the December 31, 2024 of 0.62% and a decrease from 0.66% as of March 31, 2024. The ratio continues to reasonably compare with the weighted average ratio of the peer group of 0.59% at December 31, 2024. Nonperforming assets of $19.5 million at March 31, 2025 represented 0.44% of period-end assets, down from 0.50% at each of December 31, 2024 and March 31, 2024.

Loan Segments: As of March 31, 2025, total loans grew by $22.3 million, or 0.7%, as compared to the balance at December 31, 2024. The largest increase was in the residential real estate loan portfolio which increased $19.6 million, or 1.5%. Consumer loans decreased $0.2 million, or 0.0%, primarily comprised of automobile loans. Commercial and commercial real estate loans increased by $2.9 million, or 0.3%, from December 31, 2024.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 28.0% of the total loan portfolio at period-end. Commercial loans are extended to businesses primarily located in Arrow's regional market area. There are no commercial real estate loans in major metropolitan areas. In addition, only approximately 2% of the total loan portfolio is composed of office related property. Retail loans were approximately 3% of the total loan portfolio and hotels and motels were approximately 4% of the total loan portfolio. Overall, Arrow has minimal exposure to highly sensitive areas where large commercial and retail vacancies exist. Commercial property values in Arrow's region have largely remained stable. Appraisals on nonperforming and watched commercial real estate loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
•Consumer Loans: These loans (primarily automobile loans) comprised 32.8% of the total loan portfolio at period-end. Consumer automobile loans at March 31, 2025, were 99.6% of this portfolio segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. Inflation and the uncertain economic environment may limit the potential growth in this category.
•Residential Real Estate Loans: These loans, including home equity loans, made up 39.2% of the total loan portfolio at period-end. Demand for residential real estate has continued to remain strong. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards. Arrow has historically sold a portion of the residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and Access to Credit Markets: Arrow has not experienced any liquidity events or special concerns in recent years or thus far in 2025. Arrow’s liquidity position provides the necessary flexibility to address any unexpected near-term liquidity needs.  Interest-bearing cash balances at March 31, 2025 were $268.5 million compared to $127.1 million at December 31, 2024. Contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY, FRB and other bank lines totaling approximately $1.4 billion. The general terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 58). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the FRB discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	3/31/2025	12/31/2024	3/31/2024	$ Change From December	$ Change From March	% Change From December (not annualized)	% Change From March
Interest-Bearing Bank Balances	$268,481	$127,124	$255,109	$141,357	$13,372	111.2%	5.2%
Securities Available-for-Sale	445,744	463,111	485,833	(17,367)	(40,089)	(3.8)%	(8.3)%
Securities Held-to-Maturity	97,492	98,261	128,051	(769)	(30,559)	(0.8)%	(23.9)%
Equity Securities	5,372	5,055	1,942	317	3,430	6.3%	176.6%
Loans (1)	3,416,868	3,394,541	3,258,758	22,327	158,110	0.7%	4.9%
Allowance for Credit Losses	37,771	33,598	31,561	4,173	6,210	12.4%	19.7%
Earning Assets (1)	4,238,310	4,092,445	4,133,901	145,865	104,409	3.6%	2.5%
Total Assets	$4,448,885	$4,306,348	$4,333,623	$142,537	$115,262	3.3%	2.7%
Noninterest-Bearing Deposits	$697,374	$702,978	$696,519	$(5,604)	$855	(0.8)%	0.1%
Interest-Bearing Checking Accounts	924,200	810,834	908,453	113,366	15,747	14.0%	1.7%
Savings Deposits	1,532,385	1,520,024	1,497,466	12,361	34,919	0.8%	2.3%
Time Deposits over $250,000	182,552	191,962	173,976	(9,410)	8,576	(4.9)%	4.9%
Other Time Deposits	631,654	602,132	502,607	29,522	129,047	4.9%	25.7%
Total Deposits	$3,968,165	$3,827,930	$3,779,021	$140,235	$189,144	3.7%	5.0%
Borrowings	$8,600	$8,600	106,500	$—	$(97,900)	—%	(91.9)%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—	—%	—%
Stockholders' Equity	404,409	400,901	377,986	3,508	26,423	0.9%	7.0%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at March 31, 2025, was $3.4 billion, an increase of $22.3 million, or 0.7%, from the December 31, 2024 level and up by $158.1 million, or 4.9%, from the March 31, 2024 level. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $2.9 million, or 0.3%, during the first three months of 2025. In the first three months of 2025, loan growth has slowed as a result of the current rate environment.
•Consumer loans (primarily automobile loans through indirect lending): As of March 31, 2025, these loans, primarily auto loans originated through dealerships in New York and Vermont, decreased by $0.2 million, or 0.0%, from the December 31, 2024 balance. Inflation and rising rates may continue to slow demand.
•Residential real estate loans: This segment increased during the first three months of 2025 by $19.6 million, or 1.5%. Loan growth continues to be solid however a deterioration of economic conditions may trigger a reduction in loan production.

Changes in Sources of Funds: Deposit balances reached $4.0 billion, an increase of $189.1 million, or 5.0%, from the prior-year level and a an increase of $140.2 million from December 31, 2024. The increase from December 31, 2024 was primarily attributable to the seasonality of municipal deposits as well as an additional $125 million of brokered CDs. The brokered CDs partially replaced previous wholesale funding sources and are part of a cash flow hedge using interest rate swaps to reduce overall funding costs. Noninterest-bearing deposits represented 17.6% of total deposits at March 31, 2025, compared to 18.4% of total deposits on March 31, 2024. At March 31, 2025, total time deposits were $814.2 million. Municipal deposits increased $117.4 million, or 14.5% from December 31, 2024. Total borrowings were $8.6 million, a decrease from $106.5 million at March 31, 2024. In the first quarter of 2024, Arrow borrowed $100 million as part of the BTFP to improve on-balance sheet liquidity and fund loan production. The BTFP was created to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. The BTFP borrowing was paid off in 2024.

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
Arrow uses reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $685.2 million and $648.5 million at March 31, 2025 and December 31, 2024, respectively.

Uninsured Deposits: Arrow's deposit base includes both insured and uninsured deposits. Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances at March 31, 2025 were less than 30% of the total deposit base.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for AFS and HTM securities from December 31, 2024 to March 31, 2025 (in thousands):

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	3/31/2025	12/31/2024	Change	3/31/2025	12/31/2024	Change
Securities Available-for-Sale:
U.S. Treasury Securities	$99,499	$98,070	$1,429	$1,419	$85	$1,334
U.S. Agency Securities	54,492	69,214	(14,722)	(508)	(786)	278
State and Municipal Obligations	240	240	—	—	—	—
Mortgage-Backed Securities	290,522	294,608	(4,086)	(28,819)	(35,840)	7,021
Corporate and Other Debt Securities	991	979	12	(9)	(21)	12
Total	$445,744	$463,111	$(17,367)	$(27,917)	$(36,562)	$8,645

Securities Held-to-Maturity:
State and Municipal Obligations	$90,715	$90,373	$342	$(989)	$(1,456)	$467
Mortgage-Backed Securities	5,620	6,213	(593)	(168)	(219)	51
Total	$96,335	$96,586	$(251)	$(1,157)	$(1,675)	$518

The table below presents the weighted average yield for AFS and HTM securities, at amortized cost, as of March 31, 2025 (in thousands).

	March 31, 2025
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-for-Sale:
U.S. Treasury Securities	$24,971	4.7%	$48,694	4.4%	$24,415	4.5%	$—	—%	$98,080	4.5%
U.S. Agency Securities	30,000	4.1%	25,000	2.9%	—	—%	—	—%	55,000	3.6%
State and Municipal Obligations	—	—%	—	—%	240	6.8%	—	—%	240	3.8%
Mortgage-Backed Securities	1,745	2.5%	158,377	1.6%	159,219	3.0%	—	—%	319,341	2.3%
Corporate and Other Debt Securities	—	—%	1,000	7.3%	—	—%	—	—%	1,000	7.3%
Total	$56,716	4.3%	$233,071	2.4%	$183,874	3.2%	$—	—%	$473,661	2.9%

Securities Held-to-Maturity:
State and Municipal Obligations	$53,879	3.3%	$35,758	2.8%	$2,061	4.2%	$6	6.7%	$91,704	3.2%
Mortgage-Backed Securities	646	2.8%	5,142	2.4%	—	—%	—	—%	5,788	2.5%
Total	$54,525	3.3%	$40,900	2.8%	$2,061	4.2%	$6	6.7%	$97,492	3.1%

At March 31, 2025, Arrow held no investment securities in the securities portfolios that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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
Arrow evaluates AFS debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at March 31, 2025, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell, any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at March 31, 2025 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended March 31, 2025.
Arrow's HTM debt securities are comprised of GSEs and state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow performs an analysis of the credit worthiness of municipal obligations to determine if a security is of investment grade. The analysis may include, but may not solely rely upon credit analysis conducted by external credit rating agencies. Arrow determined that the expected credit loss on its HTM debt portfolio was immaterial and, therefore, no allowance for credit loss was recorded as of March 31, 2025.
Changes in net unrealized gains or losses during recent periods have been primarily attributable to changes in market rates during the periods in question and not due to the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the three month periods ended March 31, 2025 or 2024.

The following table summarizes purchases of investment securities within the AFS and HTM portfolios for the three and three month periods ended March 31, 2025 and 2024, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended
Purchases:	3/31/2025	3/31/2024
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$—
Mortgage-Backed Securities	—	—
Total Purchases	$—	$—

Maturities & Calls	$26,172	$10,362

(In Thousands)	Three Months Ended
Purchases:	3/31/2025	3/31/2024
Held-to-Maturity Portfolio
State and Municipal Obligations	$2,899	$750

Maturities & Calls	$3,629	$4,003

Loan Trends
The following three tables present the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category for each specified period:

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2025	12/31/2024	3/31/2024
Commercial	$156,104	$158,991	$159,629
Commercial Real Estate	799,555	796,365	749,928
Consumer	1,121,539	1,118,981	1,114,415
Residential Real Estate	1,328,877	1,320,204	1,211,869
Total Loans	$3,406,075	$3,394,541	$3,235,841

Percentage of Total Quarterly Average Loans

	Quarter Ended
	3/31/2025	12/31/2024	3/31/2024
Commercial	4.6%	4.7%	4.9%
Commercial Real Estate	23.5%	23.4%	23.2%
Consumer	32.9%	33.0%	34.4%
Residential Real Estate	39.0%	38.9%	37.5%
Total Loans	100.0%	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	3/31/2025	12/31/2024	3/31/2024
Commercial	5.71%	5.88%	5.53%
Commercial Real Estate	5.15%	5.18%	5.07%
Consumer	6.06%	6.08%	5.36%
Residential Real Estate	4.71%	4.66%	4.57%
Total Loans	5.30%	5.30%	5.02%

The average yield on the loan portfolio was 5.30% for the first quarter of 2025, which was consistent with the fourth quarter of 2024 and up 28 basis points from the first quarter of 2024. Market rates have fluctuated which impacts new loan yields for fixed rate loans, and variable loan yields as these loans reach their repricing dates.

The table below shows the maturity of loans outstanding as of March 31, 2025. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	March 31, 2025
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial	$32,418	$82,475	$39,285	$97	$154,275
Commercial Real Estate	218,030	329,395	250,059	6,531	804,015
Consumer	9,723	619,103	489,445	464	1,118,735
Residential Real Estate	140,955	105,042	394,315	699,531	1,339,843
Total	$401,126	$1,136,015	$1,173,104	$706,623	$3,416,868

		After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Loans maturing with:
Fixed Interest Rates		$745,369	$840,260	$702,685	$2,288,314
Variable Interest Rates		390,646	332,844	3,938	727,428
Total		$1,136,015	$1,173,104	$706,623	$3,015,742

Maintenance of High Quality Credit in the Loan Portfolio: The first quarter was adversely impacted by the Reserve ($0.17 per share). The Reserve is discussed in more detail on page 18. Overall, there have been no other significant fluctuations in the quality of the loan portfolio or any segment thereof. In general, residential real estate loans have historically been underwritten to secondary market standards and Arrow has not engaged in subprime mortgage lending as a business line. Similarly, high underwriting standards have generally been applied to the commercial, commercial real estate and indirect lending program as well.

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

Consumer Loans: At March 31, 2025, consumer loans (primarily automobile loans originated through dealerships located in New York and Vermont) continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
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

Residential Real Estate Loans: Demand for residential real estate has continued to remain strong even with elevated interest rates. Arrow has historically sold portions of these originations in the secondary market. Arrow resumed selling residential real estate loans into the secondary market in the second half of 2024. The rate at which mortgage loan originations may be sold in future periods will depends on a variety of factors, including demand for residential mortgages in our operating markets, market conditions for mortgage sales and strategic balance sheet and interest-rate risk management decisions.

Deposit Trends
The following tables provide information on trends in the balance and mix of the deposit portfolio by presenting the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type. The changes in composition of deposits were primarily the result of additional brokered CDs, the branch acquisition in Whitehall, New York, and the migration from low to higher costing products.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2025	12/31/2024	3/31/2024
Noninterest-Bearing Deposits	$689,303	$711,566	$707,265
Interest-Bearing Checking Accounts	840,571	802,808	830,918
Savings Deposits	1,515,961	1,567,455	1,481,001
Time Deposits over $250,000	186,159	183,325	177,328
Other Time Deposits	593,130	582,537	496,813
Total Deposits	$3,825,124	$3,847,691	$3,693,325

	Quarter Ended
	3/31/2025	12/31/2024	3/31/2024
Non-Municipal Deposits	$2,940,193	$2,954,292	$2,808,605
Municipal Deposits	884,931	893,399	884,720
Total Deposits	$3,825,124	$3,847,691	$3,693,325

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	3/31/2025	12/31/2024	3/31/2024
Noninterest-Bearing Deposits	18.0%	18.5%	19.1%
Interest-Bearing Checking Accounts	22.0%	20.9%	22.5%
Savings Deposits	39.6%	40.7%	40.1%
Time Deposits over $250,000	4.9%	4.8%	4.8%
Other Time Deposits	15.5%	15.1%	13.5%
Total Deposits	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	3/31/2025	12/31/2024	3/31/2024
Demand Deposits	—%	—%	—%
Interest-Bearing Checking Accounts	0.87%	0.96%	0.79%
Savings Deposits	2.54%	2.83%	2.78%
Time Deposits over $250,000	3.95%	3.94%	4.47%
Other Time Deposits	3.78%	4.03%	4.11%
Total Deposits	1.97%	2.15%	2.06%

For the quarter ended March 31, 2025, the total cost of deposits decreased 18 basis points from the prior linked quarter and 9 basis points from the comparable prior year quarter. In the second half of 2024, the targeted Federal Funds rate fell 100 basis points and future rate decreases later in 2025 are possible. Arrow is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," on page 62 for further discussion.
Non-Deposit Sources of Funds
The $20 million principal amount of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of March 31, 2025 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 56 of this Report.

ASSET QUALITY
The following table presents information related to the allowance and provision for credit losses:

Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	3/31/2025	12/31/2024	3/31/2024
Loan Balances:
Period-End Loans	$3,416,868	$3,394,541	$3,258,758
Average Loans, Year-to-Date	3,406,075	3,300,346	3,235,841
Average Loans, Quarter-to-Date	3,406,075	3,354,463	3,235,841
Period-End Assets	4,448,885	4,306,348	4,333,623

Allowance for Credit Losses, Year-to-Date:
Allowance for Credit Losses, Beginning of Period	$33,598	$31,265	$31,265
Provision for Credit Losses, YTD	5,019	5,180	617
Loans Charged-off, YTD	(1,550)	(5,895)	(1,283)
Recoveries of Loans Previously Charged-off	704	3,048	962
Net Charge-offs, YTD	(846)	(2,847)	(321)
Allowance for Credit Losses, End of Period	$37,771	$33,598	$31,561

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$18,612	$20,621	$20,244
Loans Past Due 90 or More Days and Still Accruing Interest	405	398	1,147
Restructured and in Compliance with Modified Terms	16	20	49
Total Nonperforming Loans	19,033	21,039	21,440
Repossessed Assets	426	382	312
Other Real Estate Owned	—	76	—
Total Nonperforming Assets	$19,459	$21,497	$21,752

Asset Quality Ratios:
Allowance to Nonperforming Loans	198.45%	159.69%	147.21%
Allowance to Period-End Loans	1.11%	0.99%	0.97%
Provision to Average Loans (Quarter) (1)	0.60%	0.34%	0.08%
Provision to Average Loans (YTD) (1)	0.60%	0.16%	0.08%
Net Charge-offs to Average Loans (Quarter) (1)	0.10%	0.06%	0.04%
Net Charge-offs to Average Loans (YTD) (1)	0.10%	0.09%	0.04%
Nonperforming Loans to Total Loans	0.56%	0.62%	0.66%
Nonperforming Assets to Total Assets	0.44%	0.50%	0.50%
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
Arrow's current expected credit loss (CECL) model calculates losses over the life of a loan or financial instrument. Arrow and its subsidiaries utilize a loss projection model updated with data from our core systems, and incorporates various assumptions to produce the CECL reserve. A CECL Steering Committee was created to provide a management governance function to review, critically challenge and approve components of the CECL reporting process. One key responsibility of the CECL Steering Committee is to review annually the key assumptions utilized in the CECL calculation including loan segmentation, loan loss regression analysis, reasonable and supportable forecast period, reversion period, discounted cash flow inputs including economic forecast data and prepayment and curtailment speeds and qualitative factors.
The allowance for credit losses was $37.8 million as of March 31, 2025, which represented 1.11% of loans outstanding, as compared to $33.6 million, or 0.99%, at December 31, 2024. The provision for credit losses for the first quarter of 2025 was $5.0 million compared to $2.9 million in the fourth quarter of 2024 and $0.6 million for the first quarter of 2024. The primary driver of the increase was Arrow's recognition of the Reserve which is discussed in more detail on page 18. Other drivers for the provision for credit losses in the first quarter of 2025 were charge-offs, growth in loan balances and changes to the economic forecast factors embedded in the credit loss allowance model. In addition, Arrow recorded an increase for estimated credit losses on off-balance sheet credit exposures in other liabilities of $247 thousand in the first quarter of 2025.
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

Risk Elements
Nonperforming assets at March 31, 2025 amounted to $19.5 million, a decrease from the $21.5 million at December 31, 2024 and from $21.8 million at March 31, 2024. For the three month periods ended March 31, 2025, ratios of nonperforming assets to total assets have remained fairly consistent to the average ratios for the peer group. (See page 39 for a discussion of the peer group.) At December 31, 2024, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.50% as compared to the 0.49% ratio of the peer group at such date (the latest date for which peer group information is available). At March 31, 2025 the ratio was 0.44%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e., loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk:

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	3/31/2025	12/31/2024	3/31/2024
Commercial Loans	$675	$511	$443
Commercial Real Estate Loans	146	318	494
Residential Real Estate Loans	3,636	3,076	2,487
Consumer Loans - Primarily Indirect Automobile	13,800	16,620	14,715
Total Loans Past Due 30-89 Days and Accruing Interest	$18,257	$20,525	$18,139

At March 31, 2025, the loans in the above-referenced category totaled $18.3 million, a decrease from the $20.5 million of such loans at December 31, 2024. The March 31, 2025 total of non-current loans equaled 0.53% of loans then outstanding, compared to 0.60% at December 31, 2024 and 0.56% at March 31, 2024.
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
As of March 31, 2025, Arrow held no other real estate owned properties.

CAPITAL RESOURCES

Regulatory Capital Standards
Capital Adequacy Requirements. An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
In 2020, federal bank regulators introduced an optional simplified measure of capital adequacy for qualifying community banking organizations (the "CBLR Framework"). A qualifying community banking organization that opts into the CBLR Framework and meets all the requirements under the CBLR Framework will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations and will not be required to report or calculate risk-based capital ratios. Arrow and Arrow Bank have opted out of utilizing the CBLR framework. Therefore, the Capital Rules remain applicable to Arrow.

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
The following table presents the minimum regulatory capital ratios applicable to Arrow and Arrow Bank under the current Capital Rules:

Capital Ratio	2025
Minimum CET1 Ratio	4.500%
Capital Conservation Buffer ("Buffer")	2.500%
Minimum CET1 Ratio Plus Buffer	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	10.500%
Minimum Leverage Ratio	4.000%

These minimum capital ratios, especially the minimum CET1 ratio (4.5%) and the enhanced minimum Tier 1 risk-based capital ratio (6.0%), represent a heightened and more restrictive capital regime than institutions like Arrow previously had to meet under the prior capital rules.
At March 31, 2025, Arrow Bank exceeded by a substantial amount each of the applicable minimum capital ratios established under the Capital Rules, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, including in the case of each risk-based ratio, the capital buffer.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow and Arrow Bank under the current Capital Rules, as of March 31, 2025:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	12.59%	13.23%	14.48%	9.61%
Arrow Bank	12.76%	12.77%	14.02%	9.24%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%(1)	8.50%(1)	10.50%(1)	4.00%

(1) Including the fully phased-in 2.50% capital conservation buffer

At March 31, 2025, Arrow Bank exceeded the minimum regulatory capital ratios established under the current Capital Rules and also qualified as "well-capitalized", the highest category in the new capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $404.4 million at March 31, 2025, an increase of $3.5 million, or 0.9%, from the December 31, 2024 level of $400.9 million. The increase in stockholders' equity over the first three months of 2025 principally reflected the following factors: the addition of (i) $6.3 million of net income for the period, (ii) other comprehensive gain of $4.9 million, and (iii) the issuance of $0.4 million of common stock through employee benefit and dividend reinvestment plans, reduced by (iv) cash dividends of $4.7 million and (v) repurchases of common stock of $3.5 million.
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

Stock Repurchase Program:
On April 24, 2024, the Board approved a new stock repurchase program, under which the Board authorized management, in its discretion, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock. In the first quarter of 2025, Arrow repurchased approximately $3.4 million (approximately 128 thousand shares of its common stock) under this authorization.
On April 30, 2025, the Board authorized management, in its discretion, to repurchase from time to time, in the open market or in privately negotiated transactions, additional purchases up to $5 million of Arrow common stock.
From time to time, Arrow may establish a written trading plan in accordance with Rule 10b5-1 of the Exchange Act, pursuant to which it may repurchase shares of its common stock. Arrow currently does not have a Rule 10b5-1 plan in place. Additional repurchases may be made by Arrow, at times and in amounts as it deems appropriate, and may be made through open market transactions in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other factors.

Dividends: Arrow's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ.

			Cash
	Market Price		Dividends
	Low	High	Declared
2024
First Quarter	$23.11	$28.62	$0.27
Second Quarter	21.50	26.14	0.27
Third Quarter	25.17	32.92	0.27
Fourth Quarter	27.15	34.63	0.28
2025
First Quarter	$25.10	$29.87	$0.28
Second Quarter (dividend paid May 23, 2025)	TBD	TBD	0.28

	Quarter Ended March 31
	2025	2024
Cash Dividends Per Share	$0.280	$0.270
Diluted Earnings Per Share	0.38	0.45
Dividend Payout Ratio	73.68%	60.00%
Total Equity (in thousands)	404,409	$377,986
Shares Issued and Outstanding (in thousands)	16,670	16,710
Book Value Per Share	$24.26	$22.62
Intangible Assets (in thousands)	25,743	22,891
Tangible Book Value Per Share	$22.72	$21.25

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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest-bearing bank balances at the FRBNY, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $445.7 million at March 31, 2025, a decrease of $17.4 million, from the year-end 2024 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at March 31, 2025 of $268.5 million compared to $127.1 million at December 31, 2024.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $23 million which were not drawn on during 2024 or the three months ended March 31, 2025.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At March 31, 2025, Arrow had outstanding collateralized obligations with the FHLBNY of $9 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $677 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At March 31, 2025, there were $300 million in brokered CD deposits. In addition, Arrow Bank has established a borrowing facility with the FRBNY, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At March 31, 2025, the amount available under this facility was approximately $776 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events. Additionally, Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances in excess of the FDIC insurance limit at March 31, were less than 30% of the total deposit base.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At March 31, 2025, Arrow's primary liquidity ratio was approximately 10.5% of total assets, well in excess of the internal policy limit of 5%. Total primary liquidity was approximately $483 million, comprised of $268 million of unencumbered cash and $199 million in unencumbered securities.
Arrow did not experience any liquidity constraints in the three month period ended March 31, 2025, in 2024 or in any recent prior period. Arrow has not at any time during such periods been forced to pay above-market rates to obtain retail deposits or other funds from any source.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2025 Compared With
Three Months Ended March 31, 2024

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change
Net Income	$6,310	$7,660	$(1,350)	(17.6)%
Diluted Earnings Per Share	0.38	0.45	(0.07)	(15.6)%
Return on Average Assets	0.59%	0.73%	(0.14)%	(19.2)%
Return on Average Equity	6.33%	8.12%	(1.79)%	(22.0)%

Net income was $6.3 million and diluted EPS of $0.38 for the first quarter of 2025, compared to net income of $7.7 million and diluted EPS of $0.45 for the first three months of 2024. Return on average assets for the first three months of 2025 was 0.59%, a decrease from 0.73% for the first three months of 2024. In addition, return on average equity decreased to 6.33% for the first three months of 2025 from 8.12% for the first three months of 2024.

The following narrative discusses the quarter-to-quarter changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change
Interest and Dividend Income	$50,366	$46,677	$3,689	7.9%
Interest Expense	19,009	20,222	(1,213)	(6.0)%
Net Interest Income	31,357	26,455	4,902	18.5%
Average Earning Assets(1)	4,143,939	4,085,398	58,541	1.4%
Average Interest-Bearing Liabilities	3,184,196	3,108,093	76,103	2.4%

Yield on Earning Assets(1)	4.93%	4.60%	0.33%	7.2%
Cost of Interest-Bearing Liabilities	2.42	2.62	(0.20)	(7.6)%
Net Interest Spread	2.51	1.98	0.53	26.8%
Net Interest Margin	3.07	2.60	0.47	18.1%

(1) Includes Nonaccrual Loans.

Net interest income for the first three months of 2025 increased $4.9 million , or 18.5%, as compared to the first three months of 2024. Total loans at March 31, 2025 increased $158.1 million from March 31, 2024. Investments decreased $67.1 million from March 31, 2024. At March 31, 2025, deposit balances were $4.0 billion. The increase of deposits from March 31, 2024 to March 31, 2025 was $189.1 million, or 5.0%. Net interest margin for the first three months of 2025 increased 47 basis points to 3.07%, from 2.60% for the first three months of 2024. Average earning asset yields were 33 basis points higher as compared to the first three months of 2024, primarily due to higher market rates. The cost of interest-bearing liabilities decreased 20 basis points from the first three months of 2024. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis" on page 44 and 45 The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 53 and "Loan Trends" on page 51.
As discussed previously under the heading "Asset Quality" beginning on page 55, the provision for loan losses for the first three months of 2025 was $5.0 million, compared to $0.6 million for the first three months of 2024.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change
Income From Fiduciary Activities	$2,535	$2,457	$78	3.2%
Fees for Other Services to Customers	2,600	2,543	57	2.2%
Insurance Commissions	1,826	1,682	144	8.6%
Net Gain on Securities	317	17	300	1,764.7%
Net Gain on the Sale of Loans	101	4	97	2,425.0%
Other Operating Income	460	1,155	(695)	(60.2)%
Total Non-interest Income	$7,839	$7,858	$(19)	(0.2)%

Total non-interest income in the current quarter was $7.8 million, consistent with the first quarter of 2024. The increase in insurance commissions was partially attributable to the A&B Acquisition which occurred in the third quarter of 2024. Net gain on security transactions of $317 thousand for the first three months of 2025 was the result of the increase in the fair value of equity securities. Other operating income decreased from the prior year comparable quarter as the results of gains recognized in 2024 on other assets.

Non-interest Expense
Summary of Non-interest Expense
(Dollars in Thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change
Salaries and Employee Benefits	$13,555	$12,893	$662	5.1%
Occupancy Expense of Premises, Net	2,022	1,771	251	14.2%
Technology and Equipment Expense	5,087	4,820	267	5.5%
FDIC and FICO Assessments	670	715	(45)	(6.3)%
Amortization	81	41	40	97.6%
Other Operating Expense	4,630	3,772	858	22.7%
Total Non-interest Expense	$26,045	$24,012	$2,033	8.5%
Efficiency Ratio	66.52%	69.54%	(3.0)%	(4.3)%

Non-interest expense for the first quarter of 2025 was $26.0 million, an increase of $2.0 million, or 8.5%, from the first quarter of 2024. Salaries and benefit expenses increased $662 thousand, or 5.1%, from the prior year comparable quarter. Technology expenses in the first quarter increased $267 thousand, or 5.5%, from the first quarter of 2024. The first quarter of 2025 included Unification expenses of approximately $600 thousand. The Unification expenses were primarily comprised of project management and information technology costs related to the planned July 2025 system conversion. Arrow continues to focus on overall expense management.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change
Provision for Income Taxes	$1,822	$2,024	$(202)	(10.0)%
Effective Tax Rate	22.4%	20.9%	1.5%	7.2%
The increase in the effective tax rate for the three months ended March 31, 2025 compared to the the three months ended March 31, 2024 was primarily due to an increase in forecasted pre-tax income combined with a decrease in the forecasted amount of tax exempt income

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

As of March 31, 2025:

Change in Interest Rate	Calculated change in Net Interest Income - Year 1	Calculated change in Net Interest Income - Year 2
- 200 basis points	1.1%	4.8%
- 100 basis points	0.7%	7.0%
+200 basis points	(2.6)%	5.7%

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

Item 4.
CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the Chief Executive Officer ("CEO") (who is our principal executive officer) and Chief Financial Officer ("CFO") (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the the Exchange Act, as of March 31, 2025. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to management, including the principal executive and principal financial officers, or persons and committees performing similar functions, such as the Audit Committee, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 12, 2023 the Company became aware that Stephen Bull filed a complaint (the "Shareholder Derivative Complaint") on behalf of Arrow against the three Individual Defendants, as well as against all members of Arrow’s board of directors during the class period in Ashe. The Company is named solely as a nominal defendant in the action and would be the beneficiary of any recovery. The Shareholder Derivative Complaint alleges breaches of fiduciary duty (i) by the Ashe individual defendants based on substantially the same allegedly misleading statements pleaded in the Ashe complaint; and (ii) the director defendants by failing to adequately oversee the individual defendants and maintain internal and disclosure controls. Plaintiffs seek (i) unspecified damages (which would be payable to the Company) for costs incurred as a result of the alleged misstatements, including costs of investigation, remediation, and litigation, (ii) repayment of the director defendants’ compensation on an unjust enrichment theory, (iii) an order directing the Company to take all necessary actions to reform and improve its corporate governance, and (iv) the recovery of costs and fees associated with the litigation. The Shareholder Derivative Complaint also asserts various federal securities claims based on the same alleged misrepresentations as set forth in the Ashe Lawsuit. On April 30, 2025, the parties filed a motion preliminarily to approve a settlement under which the Company has agreed to make certain adjustments to its governance structure and processes. The parties are continuing to negotiate any attorneys’ fee and expense award to plaintiff’s counsel. The settlement is not expected to have a material impact on the Company's financial results or position.
Item 1.A.
Risk Factors
The Risk Factors identified in the 2024 Form 10-K continue to represent the most significant risks to Arrow's future results of operations and financial conditions, without further modification or amendment.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases of common stock (our only class of equity securities registered pursuant to Section 12 of the Exchange Act) by Arrow during the three months ended March 31, 2025. On April 24, 2024, the Board authorized management, in its discretion to repurchase from time to time, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock. 128,047 shares were purchased during the three months ended March 31, 2025. As of March 31, 2025, $1,609,390 remained available under that authorization for the repurchase of shares.
On April 30, 2025, the Board increased the available amount for share repurchase by $5 million, authorizing management, in its discretion, to repurchase from time to time, in the open market or in privately negotiated transactions, shares of Arrow common stock. This additional authorization left the total authorization as of April 30, 2025 at $6,609,390.

First Quarter 2025 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1,2]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
January	—	$—	—	$5,000,000
February	70,071	26.73	70,071	3,127,076
March	57,976	26.18	57,976	1,609,390
Total	128,047	26.48	128,047

1In the months indicated, the listed number of shares purchased were purchased by Arrow through such methods: January - none; February - repurchased under the 2024 repurchase plan (70,071 shares); and March - repurchased under the 2024 repurchase plan (57,976 shares).
2 Average price paid per share excludes the Stock Buyback Tax Under the Inflation Reduction Act of 2022.
3 Reflects the approximate dollar value of shares that may yet be purchased under the Program.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None
Item 5.
Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2
2025 Employment Agreement between the Registrant and Penko K. Ivanov, Executive Vice President, Treasurer and Chief Financial Officer, incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 10, 2025, Exhibit 10.2*

10.3
2025 Employment Agreement between the Registrant and David D. Kaiser, Senior Executive Vice President, incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 10, 2025, Exhibit 10.3*

10.4
2025 Employment Agreement between the Registrant and Andrew J. Wise, Chief Risk Officer and Senior Executive Vice President, incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 10, 2025, Exhibit 10.4*

10.5
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
ARROW FINANCIAL CORPORATION
Registrant

May 9, 2025	/s/ David S. DeMarco
Date	David S. DeMarco
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2025	/s/ Penko Ivanov
Date	Penko Ivanov
Chief Financial Officer
(Principal Financial and Accounting Officer)