Form 10-Q
period 2025-06-30
ARROW FINANCIAL CORP
filed 2025-08-08
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2025
Common Stock, par value $1.00 per share	16,469,026

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and Due From Banks	$40,976	$27,422
Interest-Bearing Deposits at Banks	227,472	127,124
Investment Securities:
Available-for-Sale at Fair Value	447,678	463,111
Held-to-Maturity (Fair Value of $70,027 at June 30, 2025 and $96,586 at December 31, 2024)	70,828	98,261
Equity Securities	5,332	5,055
Other Investments	4,557	4,353
Loans	3,424,754	3,394,541
Allowance for Credit Losses	(34,191)	(33,598)
Net Loans	3,390,563	3,360,943
Premises and Equipment, Net	60,701	59,717
Goodwill	23,789	23,789
Other Intangible Assets, Net	1,870	2,058
Other Assets	140,953	134,515
Total Assets	$4,414,719	$4,306,348
LIABILITIES
Noninterest-Bearing Deposits	$736,535	$702,978
Interest-Bearing Checking Accounts	884,130	810,834
Savings Deposits	1,484,666	1,520,024
Time Deposits over $250,000	179,254	191,962
Other Time Deposits	644,745	602,132
Total Deposits	3,929,330	3,827,930
Borrowings	8,600	8,600
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Finance Leases	4,969	5,005
Other Liabilities	43,314	43,912
Total Liabilities	4,006,213	3,905,447
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value and 1,000,000 Shares Authorized at June 30, 2025 and December 31, 2024	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (22,066,559 Shares Issued at June 30, 2025 and December 31, 2024)	22,067	22,067
Additional Paid-in Capital	413,880	413,476
Retained Earnings	84,970	77,215
Accumulated Other Comprehensive Loss	(10,889)	(18,453)
Treasury Stock, at Cost (5,582,833 Shares at June 30, 2025 and 5,323,638 Shares at December 31, 2024)	(101,522)	(93,404)
Total Stockholders’ Equity	408,506	400,901
Total Liabilities and Stockholders’ Equity	$4,414,719	$4,306,348
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$45,600	$42,141	$90,150	$82,517
Interest on Deposits at Banks	1,622	2,185	3,243	4,632
Interest and Dividends on Investment Securities:
Fully Taxable	3,790	3,009	7,398	6,195
Exempt from Federal Taxes	561	637	1,148	1,305
Total Interest and Dividend Income	51,573	47,972	101,939	94,649
INTEREST EXPENSE
Interest-Bearing Checking Accounts	1,941	1,903	3,744	3,544
Savings Deposits	9,367	10,571	18,850	20,801
Time Deposits over $250,000	1,726	1,869	3,537	3,842
Other Time Deposits	5,793	5,074	11,322	10,157
Borrowings	—	1,186	167	2,262
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	171	170	340	341
Interest on Financing Leases	42	47	89	95
Total Interest Expense	19,040	20,820	38,049	41,042
NET INTEREST INCOME	32,533	27,152	63,890	53,607
Provision for Credit Losses on Loans	594	775	5,613	1,392
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	31,939	26,377	58,277	52,215
NON-INTEREST INCOME
Income From Fiduciary Activities	2,398	2,451	4,933	4,908
Fees for Other Services to Customers	2,787	2,706	5,387	5,249
Insurance Commissions	1,804	1,662	3,630	3,344
Net (Loss) Gain on Securities	(40)	54	277	71
Net Gain on Sales of Loans	213	5	314	9
Other Operating Income	447	978	907	2,133
Total Non-Interest Income	7,609	7,856	15,448	15,714
NON-INTEREST EXPENSE
Salaries and Employee Benefits	14,086	13,036	27,641	25,929
Occupancy Expenses, Net	1,952	1,774	3,974	3,545
Technology and Equipment Expense	5,589	4,734	10,676	9,554
FDIC Assessments	649	698	1,319	1,413
Other Operating Expense	3,376	3,076	8,087	6,889
Total Non-Interest Expense	25,652	23,318	51,697	47,330
INCOME BEFORE PROVISION FOR INCOME TAXES	13,896	10,915	22,028	20,599
Provision for Income Taxes	3,091	2,311	4,913	4,335
NET INCOME	$10,805	$8,604	$17,115	$16,264
Average Shares Outstanding:
Basic	16,545	16,685	16,611	16,764
Diluted	16,551	16,709	16,618	16,789
Per Common Share:
Basic Earnings	$0.65	$0.52	$1.03	$0.97
Diluted Earnings	0.65	0.52	1.03	0.97

See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$10,805	$8,604	$17,115	$16,264
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding Gain (Loss) Arising During the Period	3,256	751	9,672	(779)
Net Unrealized (Loss) Gain on Cash Flow Hedge Agreements	(154)	505	(1,308)	2,895
Reclassification of Net Unrealized (Gain) on Cash Flow Hedge Agreements to Interest Expense	(414)	(159)	(733)	(317)
Amortization of Net Retirement Plan Actuarial (Gain)	(118)	(66)	(189)	(116)
Amortization of Net Retirement Plan Prior Service Cost	61	51	122	101
Other Comprehensive Income	2,631	1,082	7,564	1,784
Comprehensive Income	$13,436	$9,686	$24,679	$18,048

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Six Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2024	$22,067	$413,476	$77,215	$(18,453)	$(93,404)	$400,901
Net Income	—	—	17,115	—	—	17,115
Other Comprehensive Income	—	—	—	7,564	—	7,564
Cash Dividends Paid, $.56 per Share	—	—	(9,360)	—	—	(9,360)
Stock Options Exercised, Net (5,144 Shares)	—	62	—	—	40	102
Shares Issued Under the Directors’ Stock Plan (9,645 Shares)	—	174	—	—	77	251
Shares Issued Under the Employee Stock Purchase Plan (6,880 Shares)	—	110	—	—	55	165
Shares Issued Related to Restricted Stock Units (2,753 Shares)	—	(22)	—	—	22	—
Shares Issued Related to Restricted Share Awards (43,250 Shares)	—	(342)	—	—	342	—
Compensation expense related to Employee Stock Purchase Plan	—	17	—	—	—	17
Stock-Based Compensation Expense	—	405	—	—	—	405
Purchase of Treasury Stock (326,867 Shares) [1]	—	—	—	—	(8,654)	(8,654)
Balance at June 30, 2025	$22,067	$413,880	$84,970	$(10,889)	$(101,522)	$408,506

	Three Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at March 31, 2025	$22,067	$413,469	$78,827	$(13,520)	$(96,434)	$404,409
Net Income	—	—	10,805	—	—	10,805
Other Comprehensive Income	—	—	—	2,631	—	2,631
Cash Dividends Paid, $.28 per Share	—	—	(4,662)	—	—	(4,662)
Shares Issued Under the Directors’ Stock Plan (4,656 Shares)	—	82	—	—	37	119
Shares Issued Under the Employee Stock Purchase Plan (3,553 Shares)	—	54	—	—	28	82
Shares Issued Related to Restricted Stock Units (2,753 Shares)	—	(22)	—	—	22	—
Compensation expense related to Employee Stock Purchase Plan	—	8	—	—	—	8
Stock-Based Compensation Expense	—	289	—	—	—	289
Purchase of Treasury Stock (196,766 Shares) [1]	—	—	—	—	(5,175)	(5,175)
Balance at June 30, 2025	$22,067	$413,880	$84,970	$(10,889)	$(101,522)	$408,506

	Six Months Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2023	$22,067	$412,551	$65,792	$(33,416)	$(87,222)	$379,772
Net Income	—	—	16,264	—	—	16,264
Other Comprehensive Income	—	—	—	1,784	—	1,784
Cash Dividends Paid, $.54 per Share	—	—	(9,076)	—	—	(9,076)
Stock Options Exercised, Net (8,620 Shares)	—	97	—	—	69	166
Shares Issued Under the Directors’ Stock Plan (10,602 Shares)	—	172	—	—	84	256
Shares Issued Under the Employee Stock Purchase Plan (5,843 Shares)	—	82	—	—	47	129
Shares Issued Related to Restricted Share Awards (22,230 Shares)	—	(179)	—	—	179	—
Compensation expense related to Employee Stock Purchase Plan	—	13	—	—	—	13
Stock-Based Compensation Expense	—	151	—	—	—	151
Tax Benefit for Exercise of Stock Options	—	30	—	—	—	30
Purchase of Treasury Stock (266,517 Shares) [1]	—	—	—	—	(6,471)	(6,471)
Balance at June 30, 2024	$22,067	$412,917	$72,980	$(31,632)	$(93,314)	$383,018

	Three Months Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at March 31, 2024	$22,067	$412,823	$68,887	$(32,714)	$(93,077)	$377,986
Net Income	—	—	8,604	—	—	8,604
Other Comprehensive Loss	—	—	—	1,082	—	1,082
Cash Dividends Paid, $.27 per Share	—	—	(4,511)	—	—	(4,511)
Stock Options Exercised, Net (2,560 Shares)	—	30	—	—	20	50
Shares Issued Under the Directors’ Stock Plan (5,715 Shares)	—	83	—	—	45	128
Shares Issued Under the Employee Stock Purchase Plan (3,572 Shares)	—	49	—	—	29	78
Shares Issued Related to Restricted Share Awards (22,230 Shares)	—	(179)	—	—	179	—
Compensation expense related to Employee Stock Purchase Plan	—	8	—	—	—	8
Stock-Based Compensation Expense	—	73	—	—	—	73
Tax Benefit from Exercise of Stock Options	—	30	—	—	—	30
Purchase of Treasury Stock (21,037 Shares) [1]	—	—	—	—	(510)	(510)
Balance at June 30, 2024	$22,067	$412,917	$72,980	$(31,632)	$(93,314)	$383,018
1 Cost of Treasury Stock includes the Stock Buyback Tax Under the Inflation Reduction Act of 2022.

See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended June 30,
Cash Flows from Operating Activities:	2025	2024
Net Income	$17,115	$16,264
Provision for Credit Losses	5,613	1,392
Depreciation and Amortization	2,619	2,644
Net Gain on Equity Securities	(277)	(71)
Loans Originated and Held-for-Sale	(14,514)	(833)
Proceeds from the Sale of Loans Held-for-Sale	11,013	9
Net Gain on the Sale of Loans	(314)	(9)
Net Gain on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(59)	(334)
Contributions to Retirement Benefit Plans	(339)	(336)
Deferred Income Tax Benefit	(123)	(252)
Shares Issued Under the Directors’ Stock Plan	251	256
Stock-Based Compensation Expense	422	164
Tax Benefit from Exercise of Stock Options	111	39
Net Decrease (Increase) in Other Assets	1,027	(2,970)
Net (Decrease) Increase in Other Liabilities	(2,197)	3,465
Net Cash Provided By Operating Activities	20,348	19,428
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and principal repayments of securities AFS	68,437	46,298
Purchases of securities AFS	(39,623)	—
Proceeds from maturities, calls, and principal repayments of securities HTM	33,932	33,076
Purchases of securities HTM	(6,570)	(1,197)
Net increase in loans	(42,488)	(109,992)
Proceeds from Sales of Premises and Equipment, OREO and Repos	1,439	2,230
Purchases of premises and equipment	(3,276)	(2,719)
(Purchase) Redemption of FHLB stock	(204)	775
Net Cash Provided (Used) By Investing Activities	11,647	(31,529)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	101,400	(3,927)
Finance Lease Payments	(36)	(28)
Other borrowings - Advances	—	100,000
Other borrowings - Paydowns	—	(20,000)
Net Cash Collateral (paid to) received from derivative counterparties	(1,710)	8,970
Purchase of Treasury Stock	(8,654)	(6,471)
Stock options exercised, net	102	166
Shares issued under ESPP	165	129
Cash Dividends paid	(9,360)	(9,076)
Net Cash Provided By Financing Activities	81,907	69,763
Net Increase in Cash and Cash Equivalents	113,902	57,662
Cash and Cash Equivalents at Beginning of Period	154,546	142,536
Cash and Cash Equivalents at End of Period	$268,448	$200,198

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$37,730	$37,625
Income Taxes	4,207	3,553
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,431	1,079
Total fair value of Commercial Loan Participation transferred to Other Assets	10,648	—

See Notes to Unaudited Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.RISKS AND UNCERTAINTIES

Nature of Operations - Arrow Financial Corporation, a New York corporation ("Arrow," the "Company," "we," or "us"), was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  The banking subsidiary is Arrow Bank National Association® ("Arrow Bank™") whose main office is located in Glens Falls, New York. Arrow Bank provides a full range of services to individuals and small to mid-size businesses in northeastern New York State from Albany, the State's capitol, to the Canadian border. The bank has wealth management departments which provide investment management and administrative services. An active subsidiary of Arrow Bank is Upstate Agency LLC ("Upstate"), offering insurance services including property and casualty insurance, group health insurance and individual life insurance products. North Country Investment Advisers, Inc., a registered investment adviser that provided investment advice to Arrow's proprietary mutual fund until the fund was transferred to a new investment advisor in the first half of 2025, and Arrow Properties, Inc., a real estate investment trust (REIT), are subsidiaries of Arrow Bank. Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

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

Liquidity - The objective of effective liquidity management is to ensure that Arrow has the ability to raise cash when needed at a reasonable cost.  This includes the capability of meeting expected and unexpected obligations to Arrow's customers at any time. Given the uncertain nature of customer demands and the need to maximize earnings, Arrow maintains reasonably priced sources of funds, both on- and off-balance sheet, that can be accessed quickly in times of need. Arrow’s liquidity position should provide the Company with the necessary flexibility to address any unexpected near-term disruptions such as reduced cash flows from the investment and loan portfolio, unexpected deposit runoff, or increased loan originations.
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest-bearing bank balances at the FRBNY, and cash flow from investment securities and borrowings.
In addition to liquidity from cash, short-term investments, investment securities and borrowings, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY.

Note 2.     ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2025 and December 31, 2024; the results of operations for the three and six month periods ended June 30, 2025 and 2024; the consolidated statements of comprehensive income for the three and six month periods ended June 30, 2025 and 2024; the changes in stockholders' equity for the three and six month periods ended June 30, 2025 and 2024; and the cash flows for the six month periods ended June 30, 2025 and 2024. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2024 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").

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

Other ASUs issued but not effective until after June 30, 2025, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows

Recently Adopted Accounting Standards
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

Management’s Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Management utilized estimates and assumptions in its evaluation of potential impairment of Arrow's right-of-use lease assets, goodwill and intangible assets. Our most significant estimate is the allowance for credit losses. Other estimates include the fair value of financial instruments, evaluation of pension and other post-retirement liabilities, an analysis of a need for a valuation allowance for deferred tax assets and a reserve for unfunded loan commitments. Actual results could differ from those estimates.
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
State and municipal bonds carry an investment rating from an accredited ratings agency, primarily with an investment grade rating. In addition, Arrow has a limited amount of New York state local municipal bonds that are not rated. The estimate of expected credit losses on the HTM portfolio is based on the expected cash flows of each individual CUSIP over its contractual life and utilized a municipal loss forecast model for determining PD and LGD rates. Management may exercise discretion to make adjustments based on environmental factors. A calculated expected credit loss for individual securities was determined using the PD and LGD rates. Arrow determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded.

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

Note 3. CASH AND CASH EQUIVALENTS (In Thousands)

The following table is the schedule of Cash and Cash Equivalents at June 30, 2025 and December 31, 2024:
	June 30, 2025	December 31, 2024
Cash and Due From Banks	$40,976	$27,422
Interest-bearing Deposits at Banks	227,472	127,124
Total Cash and Cash Equivalents	$268,448	154,546

Note 4.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at June 30, 2025 and December 31, 2024:

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
June 30, 2025
Available-For-Sale Securities, at Amortized Cost	$98,179	$25,000	$200	$341,829	$6,000	$471,208
Gross Unrealized Gains	1,934	—	—	647	39	2,620
Gross Unrealized Losses	—	(380)	—	(25,748)	(22)	(26,150)
Available-For-Sale Securities, at Fair Value	100,113	24,620	200	316,728	6,017	447,678
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						235,865

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$24,980	$—	$—	$1,843	$—	$26,823
From 1 - 5 Years	48,762	25,000	200	184,422	1,000	259,384
From 5 - 10 Years	24,437	—	—	155,564	5,000	185,001
Over 10 Years	—	—	—	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$25,012	$—	$—	$1,814	$—	$26,826
From 1 - 5 Years	49,926	24,620	200	172,895	978	248,619
From 5 - 10 Years	25,175	—	—	142,019	5,039	172,233
Over 10 Years	—	—	—	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$31,039	$—	$31,039
12 Months or Longer	—	24,620	—	209,621	978	235,219
Total	$—	$24,620	$—	$240,660	$978	$266,258
Number of Securities in a Continuous Loss Position	—	3	—	92	1	96

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$46	$—	$46
12 Months or Longer	—	380	—	25,702	22	26,104
Total	$—	$380	$—	$25,748	$22	$26,150

December 31, 2024
Available-For-Sale Securities, at Amortized Cost	$97,985	$70,000	$240	$330,448	$1,000	$499,673
Gross Unrealized Gains	90	32	—	29	—	151
Gross Unrealized Losses	(5)	(818)	—	(35,869)	(21)	(36,713)
Available-For-Sale Securities, at Fair Value	98,070	69,214	240	294,608	979	463,111
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						181,759

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$48,370	$—	$—	$66,958	$—	$115,328

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
12 Months or Longer	—	54,182	—	221,305	979	276,466
Total	$48,370	$54,182	$—	$288,263	$979	$391,794
Number of Securities in a Continuous Loss Position	2	7	—	97	1	107

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$5	$—	$—	$2,037	$—	$2,042
12 Months or Longer	—	818	—	33,832	21	34,671
Total	$5	$818	$—	$35,869	$21	$36,713

There was no allowance for credit losses for the AFS debt securities portfolio at either June 30, 2025 or December 31, 2024.

The following table is the schedule of Held-To-Maturity Securities at June 30, 2025 and December 31, 2024:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
June 30, 2025
Held-To-Maturity Securities, at Amortized Cost	$65,601	$5,227	$70,828
Gross Unrealized Losses	(664)	(137)	(801)
Held-To-Maturity Securities, at Fair Value	64,937	5,090	70,027
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			43,201
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			42,400

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$43,149	$536	$43,685
From 1 - 5 Years	20,911	4,691	25,602
From 5 - 10 Years	1,541	—	1,541
Over 10 Years	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$42,869	$530	$43,399
From 1 - 5 Years	20,534	4,560	25,094
From 5 - 10 Years	1,534	—	1,534
Over 10 Years	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$205	$—	$205
12 Months or Longer	40,205	5,090	45,295
Total	$40,410	$5,090	$45,500

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
Number of Securities in a Continuous Loss Position	138	16	154

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	664	137	801
Total	$664	$137	$801

December 31, 2024
Held-To-Maturity Securities, at Amortized Cost	$91,829	$6,432	$98,261
Gross Unrealized Losses	(1,456)	(219)	(1,675)
Held-To-Maturity Securities, at Fair Value	90,373	6,213	96,586
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			72,506
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			70,831

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$378	$—	$378
12 Months or Longer	68,112	6,212	74,324
Total	$68,490	$6,212	$74,702
Number of Securities in a Continuous Loss Position	219	16	235

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$2	$—	$2
12 Months or Longer	1,454	219	1,673
Total	$1,456	$219	$1,675

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
Arrow evaluates AFS debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at June 30, 2025 and December 31, 2024, gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell, any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at June 30, 2025 or December 31, 2024 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended June 30, 2025 or the year ended December 31, 2024.
Arrow's HTM debt securities are comprised of U.S. government-sponsored enterprises (GSEs) or state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its HTM debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of June 30, 2025.

The following table is the schedule of Equity Securities at June 30, 2025 and December 31, 2024:

Equity Securities

	June 30, 2025	December 31, 2024
Equity Securities, at Fair Value	$5,332	$5,055

The following is a summary of realized and unrealized gains and losses recognized in income on equity securities during the three and six month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net (Loss) Gain on Equity Securities	$(40)	$54	$277	$71
Less: Net gain recognized during the reporting period on equity securities sold during the period	—	—	—	—
Unrealized net gain recognized during the reporting period on equity securities still held at the reporting date	$(40)	$54	$277	$71

Note 5.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of June 30, 2025 and December 31, 2024 and an analysis of the recorded investment in loans that are past due at these dates. Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $4.5 million and $759 thousand as of June 30, 2025 and December 31, 2024, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2025
Loans Past Due 30-59 Days	$549	$—	$10,627	$391	$11,567
Loans Past Due 60-89 Days	196	312	5,548	3,150	9,206
Loans Past Due 90 or more Days	88	—	925	2,488	3,501
Total Loans Past Due	833	312	17,100	6,029	24,274
Current Loans	161,370	807,854	1,092,172	1,339,084	3,400,480
Total Loans	$162,203	$808,166	$1,109,272	$1,345,113	$3,424,754

December 31, 2024
Loans Past Due 30-59 Days	$355	$—	$11,211	$391	$11,957
Loans Past Due 60-89 Days	156	318	5,417	2,685	8,576
Loans Past Due 90 or more Days	102	14,902	2,225	2,239	19,468
Total Loans Past Due	613	15,220	18,853	5,315	40,001
Current Loans	158,378	781,145	1,100,128	1,314,889	3,354,540
Total Loans	$158,991	$796,365	$1,118,981	$1,320,204	$3,394,541

Schedule of Non Accrual Loans by Category
		Commercial
June 30, 2025	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$24	$916	$940
Nonaccrual Loans	170	—	1,154	3,951	5,275
Nonaccrual With No Allowance for Credit Loss	170	—	868	3,951	4,989
Interest Income on Nonaccrual Loans	—	—	—	—	—

December 31, 2024
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$19	$379	$398
Nonaccrual Loans	102	14,902	2,241	3,376	20,621

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

Commercial Real Estate - Arrow offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are typically secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and both owner- and non-owner-occupied facilities. Arrow also offers commercial construction and land development loans to finance projects. Many projects will ultimately be used by the borrowers' businesses, while others are developed for resale. These real estate loans are also typically secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities and both owner-occupied and non-owner-occupied facilities. There is elevated risk during the construction period, since the loan is secured by an incomplete project. Arrow’s Commercial Real Estate loans are primarily located within the footprint of the Company’s branch network, with some loans extending into the greater upstate New York area. Arrow does not provide Commercial Real Estate loans in major metropolitan areas such as New York City, Boston, etc.

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

Allowance for Credit Losses

Loan segments were selected by class code and application code to ensure each segment is comprised of loans with homogenous loan characteristics and similar risk profiles. The resulting loan segments are commercial, commercial real estate, consumer and residential real estate loans. Please see Note 2 Accounting Policies for additional detail on our Allowance for Credit Losses.
June 30, 2025 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized a six-quarter economic forecast sourced from reputable third-parties that projects an unfavorable change of approximately 0.28% in the forecasted national unemployment rate, forecasted gross domestic product projected to decline by approximately 0.60%, and the home price index (HPI) forecast to improve by approximately 1.18% from the previous quarter economic forecast.
The second quarter provision for credit losses was $0.6 million. In addition, Arrow recorded a decrease for estimated credit losses on off-balance sheet credit exposures in other liabilities of $38 thousand in the second quarter of 2025. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of June 30, 2025.

The following table details activity in the allowance for credit losses on loans for the three and six months ended June 30, 2025 and June 30, 2024:

Allowance for Credit Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
March 31, 2025	$1,801	$18,236	$4,147	$13,587	$37,771
Charge-offs	$—	$(3,818)	$(1,225)	$(20)	$(5,063)
Recoveries	$—	$75	$814	$—	$889
Provision	$974	$1,519	$657	$(2,556)	$594
June 30, 2025	$2,775	$16,012	$4,393	$11,011	$34,191

December 31, 2024	$1,925	$14,507	$3,882	$13,284	$33,598
Charge-offs	$—	$(3,818)	$(2,744)	$(51)	$(6,613)
Recoveries	$—	$75	$1,518	$—	$1,593
Provision	$850	$5,248	$1,737	$(2,222)	$5,613
June 30, 2025	$2,775	$16,012	$4,393	$11,011	$34,191

March 31, 2024	$2,842	$14,168	$2,756	$11,795	$31,561
Charge-offs	$—	$—	$(1,850)	$—	$(1,850)
Recoveries	$—	$—	$523	$—	$523
Provision	$(811)	$(57)	$1,556	$87	$775
June 30, 2024	$2,031	$14,111	$2,985	$11,882	$31,009

December 31, 2023	$1,958	$15,521	$2,566	$11,220	$31,265
Charge-offs	$(9)	$—	$(3,124)	$—	$(3,133)
Recoveries	$—	$—	$1,485	$—	$1,485
Provision	$82	$(1,410)	$2,058	$662	$1,392
June 30, 2024	$2,031	$14,111	$2,985	$11,882	$31,009

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

As of June 30, 2025, the total unfunded commitment off-balance sheet credit exposure was $1.3 million, a decrease from the March 31, 2025 balance of $38 thousand.

Individually Evaluated Loans

As of June 30, 2025, there were three total relationships identified to be evaluated for loss on an individual basis which had an amortized cost basis of $2.7 million.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2025 and December 31, 2024:

June 30, 2025	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	—	—
Consumer	—	—	—
Residential	2,688	—	2,688
Total	$2,688	$—	$2,688

December 31, 2024	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	14,902	14,902
Consumer	—	—	—
Residential	1,417	—	1,417
Total	$1,417	$14,902	$16,319

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
June 30, 2025
Ending Loan Balance - Collectively Evaluated	$162,203	$808,166	$1,109,272	$1,342,425	$3,422,066
Allowance for Credit Losses - Loans Collectively Evaluated	2,775	16,012	4,093	11,011	33,891
Ending Loan Balance - Individually Evaluated	—	—	—	2,688	2,688
Allowance for Credit Losses - Loans Individually Evaluated	—	—	300	—	300

December 31, 2024
Ending Loan Balance - Collectively Evaluated	$158,991	$781,463	$1,118,981	$1,318,787	$3,378,222
Allowance for Credit Losses - Loans Collectively Evaluated	1,925	14,507	3,882	13,284	33,598
Ending Loan Balance - Individually Evaluated	—	14,902	—	1,417	16,319
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

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

Loan Credit Quality Indicators and Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction.

In some cases, the Company provides multiple types of concession on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, may be granted.

The following tables present the amortized cost basis of loan at June 30, 2025 that were both experiencing financial difficulty and modified during the six months ended June 30, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class financing receivable is also present below. We had no reportable loan modifications for the year ended December 31, 2024.

June 30, 2025	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Commercial	$—	$—	$—	$—	$—	$—	—%
Commercial Real Estate	—	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—	—%
Residential	—	705	—	—	—	—	0.05%
Total	$—	$705	$—	$—	$—	$—	0.02%

The Company has not committed to lend additional amounts to the borrowers in the previous table.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months. There were no reportable loan modifications for the year ended December 31, 2024.

June 30, 2025	Current	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 or more Days	Total Loans Past Due
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	705	—	—	—	—
Total	$705	$—	$—	$—	$—

The following table presents the financial effect of the loan modification presented above to a borrower experiencing financial difficulty for the six months ended June 30, 2025. There were no reportable loan modifications for the year ended December 31, 2024.

June 30, 2025	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension
Commercial	$—	—%	0
Commercial Real Estate	—	—%	0
Consumer	—	—%	0
Residential	—	—%	0
Total	—	—%	0

There were no defaults during the six months ended June 30, 2025.
The following tables present credit quality indicators by total loans amortized cost basis by origination year as of June 30, 2025 and December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
June 30, 2025	2025	2024	2023	2022	2021	Prior
Commercial:
Risk rating
Satisfactory	$18,018	$45,640	$24,474	$19,884	$14,728	$22,123	$11,354	$—	$156,221
Special mention	208	—	65	174	—	—	481	—	928
Substandard	—	—	467	113	—	2,964	1,510	—	5,054
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$18,226	$45,640	$25,006	$20,171	$14,728	$25,087	$13,345	$—	$162,203

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate:
Risk rating
Satisfactory	$34,837	$108,474	$95,905	$134,044	$101,383	$283,479	$4,349	$—	$762,471
Special mention	305	4,751	278	12,508	4,831	4,809	—	—	27,482
Substandard	—	—	344	1,320	312	14,570	1,667	—	18,213
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$35,142	$113,225	$96,527	$147,872	$106,526	$302,858	$6,016	$—	$808,166

Current-period gross charge-offs	$—	$—	$—	$—	$1,656	$2,162	$—	$—	$3,818

Consumer:
Risk rating
Performing	$206,582	$338,067	$243,023	$191,311	$89,591	$39,077	$442	$—	$1,108,093
Nonperforming	151	217	243	213	265	85	5	—	1,179
Total Consumer Loans	$206,733	$338,284	$243,266	$191,524	$89,856	$39,162	$447	$—	$1,109,272

Current-period gross charge-offs	$17	$691	$741	$618	$536	$141	$—	$—	$2,744

Residential:
Risk rating
Performing	$58,615	$175,993	$168,417	$213,071	$176,292	$419,389	$128,469	$—	$1,340,246
Nonperforming	—	—	110	2,082	397	1,863	415	—	4,867
Total Residential Loans	$58,615	$175,993	$168,527	$215,153	$176,689	$421,252	$128,884	$—	$1,345,113

Current-period gross charge-offs	$—	$—	$—	$20	$—	$31	$—	$—	$51

Total Loans	$318,716	$673,142	$533,326	$574,720	$387,799	$788,359	$148,692	$—	$3,424,754

Total gross charge-offs	$17	$691	$741	$638	$2,192	$2,334	$—	$—	$6,613

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2024	2024	2023	2022	2021	2020	Prior
Commercial:
Risk rating
Satisfactory	$42,767	$28,988	$23,808	$16,941	$6,183	$19,211	$15,686	$—	$153,584
Special mention	107	229	930	—	72	—	483	—	1,821
Substandard	—	280	264	—	—	3,030	12	—	3,586
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$42,874	$29,497	$25,002	$16,941	$6,255	$22,241	$16,181	$—	$158,991

Current-period gross charge-offs	$—	$—	$—	$—	$9	$—	$—	$—	$9

Commercial Real Estate:
Risk rating
Satisfactory	$90,049	$96,783	$137,146	$109,086	$115,576	$187,202	$2,799	$—	$738,641
Special mention	3,002	200	12,680	—	—	9,506	—	—	25,388
Substandard	—	146	172	1,985	2,309	26,853	871	—	32,336
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$93,051	$97,129	$149,998	$111,071	$117,885	$223,561	$3,670	$—	$796,365

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating
Performing	$386,004	$297,698	$243,484	$121,803	$48,268	$18,994	$473	$—	$1,116,724
Nonperforming	345	424	602	593	178	115	—	—	2,257
Total Consumer Loans	$386,349	$298,122	$244,086	$122,396	$48,446	$19,109	$473	$—	$1,118,981

Current-period gross charge-offs	$1,272	$949	$1,669	$1,270	$434	$243	$—	$—	$5,837

Residential:
Risk rating
Performing	$162,087	$177,071	$225,398	$181,934	$106,695	$334,576	$128,687	$—	$1,316,448
Nonperforming	—	201	254	201	464	2,386	250	—	3,756
Total Residential Loans	$162,087	$177,272	$225,652	$182,135	$107,159	$336,962	$128,937	$—	$1,320,204

Current-period gross charge-offs	$—	$—	$—	$—	$—	$49	$—	$—	$49

Total Loans	$684,361	$602,020	$644,738	$432,543	$279,745	$601,873	$149,261	$—	$3,394,541

Total gross charge-offs	$1,272	$949	$1,669	$1,270	$443	$292	$—	$—	$5,895

For the purposes of the table above, nonperforming consumer and residential loans were those loans on nonaccrual status or were 90 days or more past due and still accruing interest.
As of June 30, 2025, the amortized cost of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1.8 million.
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
3) Substandard - Loans classified as “substandard” are inadequately protected by the current net worth or paying capacity of the borrower or the collateral pledged, if any.  Loans in this category have well defined weaknesses that jeopardize the repayment. They are characterized by the distinct possibility that Arrow will sustain some loss if the deficiencies are not corrected. “Substandard” loans may include loans which are likely to require liquidation of collateral to effect repayment, and other loans where character or ability to repay has become suspect. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard;
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

Note 6. DEBT (Dollars in Thousands)

Schedule of Borrowings:

	June 30, 2025	December 31, 2024
Balance:
FHLBNY Overnight Advances	—	—
FHLBNY Term Advances	8,600	8,600
Total Borrowings	$8,600	$8,600

Maximum Borrowing Capacity:
Federal Funds Purchased	$23,000	$23,000
Federal Home Loan Bank of New York	695,187	654,890
Federal Reserve Bank of New York	761,715	571,107

Available Borrowing Capacity:
Federal Funds Purchased	$23,000	$23,000
Federal Home Loan Bank of New York	656,587	616,290
Federal Reserve Bank of New York	761,715	571,107

Arrow Bank has in place unsecured federal funds lines of credit with two correspondent banks. As a member of the FHLBNY, Arrow participates in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock and any loans secured by real estate such as commercial real estate, residential real estate and home equity loans (see Notes 4: Investment Securities, and 5: Loans to the Consolidated Financial Statements). The maximum borrowing capacities at the FHLBNY and FRB are determined based on the fair value of the collateral pledged, subject to discounts determined by the respective lenders. As of June 30, 2025, the carrying cost for the FHLBNY collateral was approximately $1.0 billion and approximately $1.0 billion for the FRB. As of June 30, 2025, the fair value for the FHLBNY collateral was approximately $865.8 million and approximately $1.0 billion for the FRB.  The investment in FHLBNY stock is proportional to the total of Arrow's overnight and term advances (see the Schedule of FFRB and FHLB Stock in Note 4, Investment Securities, to the Consolidated Financial Statements). Arrow Bank has also established borrowing facilities with the FRB of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5, Loans, to the Consolidated Financial Statements).

Long Term Debt - FHLBNY Term Advances

In addition to overnight advances, Arrow Bank also borrows longer-term funds from the FHLBNY.

Maturity Schedule of FHLBNY Term Advances:

	Balances		Weighted Average Rate [1]

Final Maturity	6/30/2025	12/31/2024	6/30/2025	12/31/2024
First Year	$6,900	$6,900	5.34%	5.34%
Second Year	—	—	—%	—%
Third Year	1,700	1,700	4.85%	4.85%
Fourth Year	—	—	—%	—%
Total	$8,600	$8,600	5.24%	5.24%

[1]The effective rate on the FHLBNY Advances is 0% due to subsidized funding in the form of interest rate credits.
Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

At June 30, 2025, Arrow had two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, Arrow Capital Statutory Trust II ("ACST II") and Arrow Capital Statutory Trust III ("ACST III" and, together with ACST II, the "Trusts"), identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
The first of the two classes of trust-issued instruments outstanding at June 30, 2025 was issued by ACST II, a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II TRUPS"). The rate on the securities is variable and tied to the 3-month Secured Overnight Financing Rate (SOFR) plus 3.15%. ACST II used the proceeds of the sale of the ACST II TRUPS to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II TRUPS.  The ACST II TRUPS became redeemable after July 23, 2008 and mature on July 23, 2033.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from Arrow Bank.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow Bank to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at June 30, 2025 and December 31, 2024 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income for the three years.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	June 30, 2025	December 31, 2024
ACST II
Balance	$10,000	$10,000
Period End:
Variable Interest Rate	7.71%	7.74%
Fixed Interest Rate resulting from cash flow hedge agreement	4.00%	4.00%

ACST III
Balance	$10,000	$10,000
Period End:
Variable Interest Rate	6.56%	6.59%
Fixed Interest Rate resulting from cash flow hedge agreement	2.86%	2.86%

Note 7.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of June 30, 2025 and December 31, 2024:

Commitments to Extend Credit and Letters of Credit
	June 30, 2025	December 31, 2024
Notional Amount:
Commitments to Extend Credit	$464,508	$449,491
Standby Letters of Credit	3,980	4,306
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	(7)	(7)

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at June 30, 2025 and December 31, 2024 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Arrow's policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at June 30, 2025 and December 31, 2024, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

Note 8.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income (loss) for the three and six month periods ended June 30, 2025 and 2024:

Schedule of Comprehensive Income (Loss)
	Three Months Ended June 30,			Six Months Ended June 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2025
Net Unrealized Securities Holding Gain on Securities Available-for-Sale Arising During the Period	$4,387	$(1,131)	$3,256	$13,032	$(3,360)	$9,672
Net Unrealized (Loss) on Cash Flow Swap	(208)	54	(154)	(1,762)	454	(1,308)
Reclassification of Net Unrealized (Gain) on Cash Flow Hedge Agreements to Interest Expense	(558)	144	(414)	(988)	255	(733)
Amortization of Net Retirement Plan Actuarial (Gain)	(159)	41	(118)	(255)	66	(189)
Amortization of Net Retirement Plan Prior Service Cost	83	(22)	61	166	(44)	122
Other Comprehensive Income	$3,545	$(914)	$2,631	$10,193	$(2,629)	$7,564

2024
Net Unrealized Securities Holding Gain (Loss) on Securities Available-for-Sale Arising During the Period	$1,014	$(263)	$751	$(1,048)	$269	$(779)
Net Unrealized Gain on Cash Flow Swap	680	(175)	505	3,901	(1,006)	2,895
Reclassification of Net Unrealized (Gain) on Cash Flow Hedge Agreements to Interest Expense	(215)	56	(159)	(428)	111	(317)
Amortization of Net Retirement Plan Actuarial (Gain)	(91)	25	(66)	(157)	41	(116)
Amortization of Net Retirement Plan Prior Service Cost	68	(17)	51	137	(36)	101
Other Comprehensive Income	$1,456	$(374)	$1,082	$2,405	$(621)	$1,784

The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)

	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Gain (Loss)	Net Prior Service Cost

For the quarter-to-date periods ended:
March 31, 2025	$(20,876)	$3,204	$4,856	$(704)	$(13,520)
Other comprehensive income or loss before reclassifications	3,256	(154)	—	—	3,102
Amounts reclassified from accumulated other comprehensive income or loss	—	(414)	(118)	61	(471)
Net current-period other comprehensive income or loss	3,256	(568)	(118)	61	2,631
June 30, 2025	$(17,620)	$2,636	$4,738	$(643)	$(10,889)

March 31, 2024	$(33,178)	$3,943	$(2,889)	$(590)	$(32,714)
Other comprehensive income or loss before reclassifications	751	505	—	—	1,256
Amounts reclassified from accumulated other comprehensive income or loss	—	(159)	(66)	51	(174)
Net current-period other comprehensive income or loss	751	346	(66)	51	1,082
June 30, 2024	$(32,427)	$4,289	$(2,955)	$(539)	$(31,632)

For the Year-To-Date periods ended:

December 31, 2024	$(27,292)	$4,677	$4,927	$(765)	$(18,453)
Other comprehensive income or loss before reclassifications	9,672	(1,308)	—	—	8,364
Amounts reclassified from accumulated other comprehensive income or loss	—	(733)	(189)	122	(800)
Net current-period other comprehensive income or loss	9,672	(2,041)	(189)	122	7,564
June 30, 2025	$(17,620)	$2,636	$4,738	$(643)	$(10,889)

December 31, 2023	$(31,648)	$1,711	$(2,839)	$(640)	$(33,416)
Other comprehensive income or loss before reclassifications	(779)	2,895	—	—	2,116
Amounts reclassified from accumulated other comprehensive income or loss	—	(317)	(116)	101	(332)
Net current-period other comprehensive income or loss	(779)	2,578	(116)	101	1,784
June 30, 2024	$(32,427)	$4,289	$(2,955)	$(539)	$(31,632)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income or loss:

Reclassifications Out of Accumulated Other Comprehensive Income or Loss

Details about Accumulated Other Comprehensive Income or Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income or Loss		Affected Line Item in the Statement Where Net Income Is Presented

For the quarter-to-date periods ended:
June 30, 2025
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$558		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(83)	(1)	Salaries and Employee Benefits
Actuarial gain	159	(1)	Salaries and Employee Benefits
	634		Total before Tax
	(163)		Provision for Income Taxes
Total reclassifications for the period	$471		Net of Tax

June 30, 2024
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$215		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	$(68)	(1)	Salaries and Employee Benefits
Actuarial gain	91	(1)	Salaries and Employee Benefits
	238		Total before Tax
	(64)		Provision for Income Taxes
Total reclassifications for the period	$174		Net of Tax

For the Year-to-date periods ended:
June 30, 2025
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$988		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(166)	(1)	Salaries and Employee Benefits
Actuarial gain	255	(1)	Salaries and Employee Benefits
	1,077		Total before Tax
	(277)		Provision for Income Taxes
Total reclassifications for the period	$800		Net of Tax

June 30, 2024
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$428		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(137)	(1)	Salaries and Employee Benefits
Actuarial gain	157	(1)	Salaries and Employee Benefits
	448		Total before Tax
	(116)		Provision for Income Taxes
Total reclassifications for the period	$332		Net of Tax

(1) These accumulated other comprehensive gain or loss components are included in the computation of net periodic pension cost.

Note 9.    STOCK-BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

Arrow has established three stock-based compensation plans: a Long Term Incentive Plan (LTIP), an Employee Stock Purchase Plan (ESPP) and an Employee Stock Ownership Plan (ESOP).

Long Term Incentive Plan
The LTIP provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance units and performance shares. The Compensation Committee of the Board of Directors administers the LTIP.

Restricted Stock Awards - In the three and six months ended June 30, 2025, the Company granted restricted stock awards which will generally vest over a three to four-year period. Unvested restricted stock will generally be forfeited if the recipient ceases to be employed by the Company, with limited exceptions. Grantees of restricted stock awards are entitled to receive all dividends and distributions declared and paid on restricted stock, or cash payments equivalent to such dividends or distributions, including those declared and paid during the vesting period.

The following table summarizes information about restricted stock awards for the year to date period ended June 30, 2025:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2025	21,818	24.54
Granted	43,250	27.50
Vested	(11,504)	25.68
Forfeited	—	—
Outstanding at June 30, 2025	53,564	26.68

The following table presents information on the amounts expensed related to restricted stock for the three and six month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amount expensed	$262	$21	$343	$21

Stock Options - Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

The following table summarizes information about stock option activity for the six month period ended June 30, 2025:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2025	246,453	$29.50
Exercised	(5,144)	20.09
Forfeited	(6,485)	27.37
Outstanding at June 30, 2025	234,824	29.76

Vested at Period-End	210,284	29.48
Expected to Vest	24,540	32.16

The following table presents information on the amounts expensed related to stock options for the three and six month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amount expensed	$28	$81	$62	$159

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

The following tables provide the components of net periodic benefit costs for the three and six-month periods ended June 30, 2025 and 2024:

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost (Benefit)
For the Three Months Ended June 30, 2025:
Service Cost [1]	$402	$21	$5
Interest Cost [2]	577	76	60
Expected Return on Plan Assets [2]	(977)	—	—
Amortization of Prior Service Cost [2]	48	10	25
Amortization of Net (Gain) [2]	—	—	(159)
Net Periodic Cost (Benefit)	$50	$107	$(69)

Plan Contributions During the Period	$—	$128	$34

For the Three Months Ended June 30, 2024:
Service Cost [1]	$380	$22	$8
Interest Cost [2]	595	2	79
Expected Return on Plan Assets [2]	(923)	—	—
Amortization of Prior Service Cost [2]	33	10	25
Amortization of Net (Gain) [2]	—	(9)	(82)
Net Periodic Cost	$85	$25	$30

Plan Contributions During the Period	$—	$128	$54

Net Periodic Benefit Cost
For the Six Months Ended June 30, 2025:
Service Cost [1]	$802	$47	$16
Interest Cost [2]	1,161	148	139
Expected Return on Plan Assets [2]	(1,986)	—	—
Amortization of Prior Service Cost [2]	95	20	51
Amortization of Net (Gain) [2]	—	—	(255)
Net Periodic Cost (Benefit)	$72	$215	$(49)

Plan Contributions During the Period	$—	$248	$91

Estimated Future Contributions in the Current Fiscal Year	$—	$248	$91

For the Six Months Ended June 30, 2024:
Service Cost [1]	$846	$39	$23
Interest Cost [2]	1,120	160	160
Expected Return on Plan Assets [2]	(1,855)	—	—
Amortization of Prior Service Cost [2]	66	20	51
Amortization of Net Loss (Gain) [2]	—	12	(169)
Net Periodic Cost	$177	$231	$65

Plan Contributions During the Period	$—	$255	$81

Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the six month period ended June 30, 2025 and currently, additional contributions in 2025 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 11.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for periods ended June 30, 2025 and 2024.

Earnings Per Share
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Earnings Per Share - Basic:
Net Income	$10,805	$8,604	$17,115	$16,264
Weighted Average Shares - Basic	16,545	16,685	16,611	16,764
Earnings Per Share - Basic	$0.65	$0.52	$1.03	$0.97

Earnings Per Share - Diluted:
Net Income	$10,805	$8,604	$17,115	$16,264
Weighted Average Shares - Basic	16,545	16,685	16,611	16,764
Dilutive Average Shares Attributable to Stock Options	6	24	7	25
Weighted Average Shares - Diluted	16,551	16,709	16,618	16,789
Earnings Per Share - Diluted	$0.65	$0.52	$1.03	$0.97

Note 12.    FAIR VALUES (Dollars In Thousands)

FASB defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 were AFS securities, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
June 30, 2025
Assets:
Securities Available-for Sale:
U.S. Treasuries	$100,113	$100,113	$—	$—
U.S. Government & Agency Obligations	24,620	—	24,620	$—
State and Municipal Obligations	200	—	200	—
Mortgage-Backed Securities	316,728	—	316,728	—
Corporate and Other Debt Securities	6,017	—	6,017	—
Total Securities Available-for-Sale	447,678	100,113	347,565	—
Equity Securities	5,332	—	5,332	—
Total Securities Measured on a Recurring Basis	453,010	100,113	352,897	—
Derivative Assets	9,169	—	9,169	—
Total Measured on a Recurring Basis	$462,179	$100,113	$362,066	$—
Liabilities:
Derivative Liabilities	8,908	—	8,908	—
Total Measured on a Recurring Basis	$8,908	$—	$8,908	$—
December 31, 2024
Assets:
Securities Available-for Sale:
U.S. Treasuries	$98,070	$98,070	$—	$—
U.S. Government & Agency Obligations	69,214	—	69,214	—
State and Municipal Obligations	240	—	240	—
Mortgage-Backed Securities	294,608	—	294,608	—
Corporate and Other Debt Securities	979	—	979	—
Total Securities Available-for-Sale	463,111	98,070	365,041	—
Equity Securities	5,055	—	5,055	—
Total Securities Measured on a Recurring Basis	468,166	98,070	370,096	—
Derivative Assets	12,659	—	12,659	—
Total Measured on a Recurring Basis	$480,825	$98,070	$382,755	$—
Liabilities:
Derivative Liabilities	$8,638	$—	$8,638	$—
Total Measured on a Recurring Basis	$8,638	$—	$8,638	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
June 30, 2025
Collateral Dependent Evaluated Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	590	—	—	590	—
December 31, 2024
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	458	—	—	458	—

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent individually evaluated loans and other real estate owned is based on the fair value of the underlying collateral which is based on the appraised value less costs to sell. Significant unobservable inputs used in this valuation technique include capitalization rates which ranged from 7% - 10%. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at June 30, 2025 and December 31, 2024.

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
The carrying amount of FHLBNY and FRB stock approximates fair value. If the stock was redeemed, Arrow will receive an amount equal to the par value of the stock.

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value (exit price) or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Cash and Cash Equivalents	$268,448	$268,448	$268,448	$—	$—
Securities Available-for-Sale	447,678	447,678	100,113	347,565	—
Securities Held-to-Maturity	70,828	70,027	—	45,620	24,407
Equity Securities	5,332	5,332	—	5,332	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,557	4,557	—	4,557	—
Net Loans	3,390,563	3,213,929	—	—	3,213,929
Accrued Interest Receivable	15,009	15,009	—	15,009	—
Derivative Assets	9,169	9,169		9,169
Deposits	3,929,330	3,926,424	—	3,926,424	—
Borrowings	8,600	8,576	—	8,576	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	19,563	—	19,563	—
Accrued Interest Payable	5,418	5,418	—	5,418	—
Derivative Liabilities	8,908	8,908	—	8,908	—

December 31, 2024
Cash and Cash Equivalents	$154,546	$154,546	$154,546	$—	$—
Securities Available-for-Sale	463,111	463,111	98,070	365,041	—
Securities Held-to-Maturity	98,261	96,586	—	75,262	21,324
Equity Securities	5,055	5,055		5,055
Federal Home Loan Bank and Federal Reserve Bank Stock	4,353	4,353	—	4,353	—
Net Loans	3,360,943	3,137,721	—	—	3,137,721
Accrued Interest Receivable	13,229	13,229	—	13,229	—
Derivative Assets	12,659	12,659	—	12,659	—
Deposits	3,827,930	3,824,699	—	3,824,699	—
Borrowings	8,600	8,386	—	8,386	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	5,099	5,099	—	5,099	—
Derivative Liabilities	8,638	8,638	—	8,638	—

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
Arrow leases three of its branch offices, at market rates, from Stewart’s Shops Corp. Additionally on June 14th, 2024, Arrow entered into a sale-leaseback agreement with Stewart’s Shops Corp. for a bank branch location. The sale price of the property was $1.1 million which resulted in a gain of $377 thousand. The lease agreement began in June 2024 and runs through May 2029, with rent totaling $5 thousand per month for the remainder of the lease. Mr. Gary C. Dake, President of Stewart’s Shops Corp., served as a Director on the Board of Directors of Arrow and Arrow Bank. Mr. Dake retired from the Board at the Annual Meeting on June 4, 2025.

The following includes quantitative data related to Arrow's leases as of and for the six months ended June 30, 2025 and June 30, 2024:

		Six Months Ended
Finance Lease Amounts:	Classification	June 30, 2025	June 30, 2024
Right-of-Use Assets	Premises and Equipment, Net	$4,194	$4,371
Lease Liabilities	Finance Leases	4,969	5,038

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$4,516	$4,956
Lease Liabilities	Other Liabilities	4,731	5,167

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$89	$95
Operating Outgoing Cash Flows From Operating Leases		506	311
Financing Outgoing Cash Flows From Finance Leases		36	28
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		395	326
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		24.87	25.82
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		9.73	10.55
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.44%	3.23%

Lease cost information for Arrow's leases is as follows:
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$45	$44	$89	$88
Interest on Lease Liabilities	42	47	89	95
Operating Lease Cost	198	199	413	394
Short-term Lease Cost	19	11	28	21
Variable Lease Cost	18	70	55	145
Total Lease Cost	$322	$371	$674	$743

Future Lease Payments at June 30, 2025 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
6/30/2026	$818	$266
6/30/2027	741	268
6/30/2028	638	268
6/30/2029	617	270
6/30/2030	524	283
Thereafter	2,275	6,577
Total Undiscounted Cash Flows	$5,613	$7,932
Less: Net Present Value Adjustment	882	2,963
Lease Liability	$4,731	$4,969

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, not designated as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	June 30, 2025	December 31, 2024
Fair value adjustment included in other assets	$3,995	$5,520
Fair value adjustment included in other liabilities	3,995	5,520
Notional amount	128,224	104,897

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
The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, designed as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	June 30, 2025	December 31, 2024
Fair value adjustment included in other assets	$—	$—
Fair value adjustment included in other liabilities	3,274	2,263
Notional amount	300,000	300,000

The following table summarizes the effect of the fair value hedging relationship recognized on the unaudited interim consolidated statement of income:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Hedged Asset	$3,243	$366
Fair value derivative designated as hedging instrument	(3,274)	(392)
Cumulative (loss) gain recognized in the consolidated statements of income with interest and fees on loans	(31)	(26)

The following table represents the carrying value of the PLM hedged assets and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset:

Derivatives Designated as Hedging Instruments - Fair Value Swap Agreements
	June 30, 2025	December 31, 2024
Carrying Value of Portfolio Layer Method Hedged Asset	$303,243	$302,234
Cumulative Fair Value Hedging Adjustment	3,243	2,234

In the third quarter of 2024, Arrow entered into a forward interest rate swap agreement which commenced in the first quarter of 2025, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount is $125 million and will synthetically fix the variable rate interest payments. The effective fixed rate is 3.29% until maturity. Arrow entered into pay-fixed interest rate swaps to convert rolling 90 days brokered deposits.

The following table indicates the effect of cash flow hedge accounting on accumulated other comprehensive income (“AOCI”) and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Fair value adjustment included in other assets	$551	$—	$551	$—
Amount of (loss) gain recognized in AOCI	(91)	—	(682)	—
Amount of gain reclassified from AOCI interest expense	337	—	524	—

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Fair value adjustment included in other liabilities	$1,639	$352	$1,639	$352
Amount of (loss) gain recognized in AOCI	(38)	906	(738)	3,974
Amount of gain reclassified from AOCI interest expense	21	457	47	912

In 2019, Arrow entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. These agreements are designated as cash flow hedges.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Fair value adjustment included in other assets	$4,623	$5,409	$4,623	$5,409
Amount of (loss) recognized in AOCI	(78)	(226)	(342)	$(73)
Amount of gain (loss) reclassified from AOCI to interest expense	200	(242)	417	(484)

For derivatives that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings.

Note 15:    Segment Reporting

The Company's revenue is primarily derived from community banking. Arrow's Chief Executive Officer ("CEO") is considered to be the Company's Chief Operating Decision Maker ("CODM"). The CEO manages its operations and monitors its financial performance on a consolidated basis. The Executive Management Team includes the following officers of the Company:
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

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2025

NOTE ON TERMINOLOGY
In this Report, the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Report, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Report is comprised of the group of 191 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the FRB’s "Bank Holding Company Performance Report" for March 31, 2025 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

THE COMPANY AND ITS SUBSIDIARIES
Effective December 31, 2024, the Company unified its former subsidiary banks, Glens Falls National Bank and Trust Company and Saratoga National Bank and Trust Company, and became a single bank holding company headquartered in Glens Falls, New York. The post-unification banking subsidiary is Arrow Bank National Association®, or Arrow Bank™, whose main office is located in Glens Falls, New York. Active subsidiaries of Arrow Bank include Upstate Agency, LLC (an insurance agency that sells property and casualty insurance and also specializes in selling and servicing group health care policies and life insurance), North Country Investment Advisers, Inc. (a registered investment adviser that provided investment advice to Arrow's proprietary mutual fund until the fund was transferred to a new investment advisor in the first half of 2025) and Arrow Properties, Inc. (a real estate investment trust, or REIT). Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

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
•Arrow Bank's allowance for credit losses may be insufficient, and an increase in the allowance would reduce earnings.
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

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month period ended June 30, 2025 and the financial conditions as of June 30, 2025 and December 31, 2024. The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Unaudited Interim Consolidated Financial Statements and other financial data presented elsewhere in this Report. When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of Q2 2025 Financial Results: Net income for the second quarter of 2025 was $10.8 million, increasing from $6.3 million in the first quarter of 2025. Compared to the prior quarter, net income benefited from an increase of $1.2 million in net interest income, a decrease in the provision for credit losses of $4.4 million and a slight decrease in non-interest expense of $0.4 million.
Net interest income for the second quarter of 2025 was $32.5 million, increasing 3.8% from the first quarter of 2025. Total interest and dividend income was $51.6 million for the second quarter of 2025, an increase from $50.4 million in the first quarter of 2025. Interest expense for the second quarter of 2025 was $19.0 million, consistent with the first quarter of 2025.
Net interest margin, on an fully taxable-equivalent basis, for the second quarter of 2025 increased to 3.16%, compared to 3.08% for the first quarter of 2025. The increase in net interest margin compared to the first quarter of 2025 was primarily the result of continued yield expansion on earning assets combined with the moderating cost of interest-bearing liabilities. See the disclosure on page 41 related to the use of non-GAAP financial measures.
For the second quarter of 2025, the provision for credit losses was $0.6 million compared to $5.0 million in the first quarter of 2025. The sizeable quarter-over-quarter decrease in the second quarter provision reflects the recognition of a specific reserve related to the CRE Participation that was charged off in the second quarter of 2025 and moved to other assets.
Non-interest income for the three months ended June 30, 2025, was $7.6 million, a decrease from $7.8 million in the first quarter of 2025. Revenue related to wealth management decreased from the prior quarter primarily as a result of weaker overall market performance. Interchange fees improved in the second quarter from the linked quarter. Other operating income was negatively affected by small valuation adjustments to Other Assets.
Non-interest expense for the second quarter of 2025 was $25.7 million, a decrease from $26.0 million in the first quarter of 2025. The second quarter of 2025 included unification expenses of approximately $1.1 million as compared to $0.6 million in the first quarter of 2025. The unification expenses were primarily comprised of project management and information technology costs related to the July 2025 system conversion. Arrow continues to focus on overall expense management.
The provision for income taxes and effective tax rate were $3.1 million and 22.2%, respectively, for the second quarter of 2025, and $1.8 million and 22.4%, respectively, for the first quarter of 2025.
Total assets were $4.4 billion at June 30, 2025, a decrease of $34.2 million, or 0.8%, as compared to March 31, 2025. For the second quarter of 2025, overall change in the balance sheet was primarily attributable to fluctuations in cash balances, maturities of investments and growth in the loan portfolio.
Total investments were $528.4 million as of June 30, 2025, a decrease of $24.6 million, or 4.4%, compared to March 31, 2025. The decrease from March 31, 2025 was driven primarily by paydowns and maturities. There were no credit quality issues related to the investment portfolio.
Total loans1 were $3.4 billion as of June 30, 2025. Loan growth for the second quarter of 2025 was $7.9 million. Loan growth was primarily driven by an increase in residential real estate loans and to a lesser extent by commercial loan relationships.
At June 30, 2025, deposit balances were $3.9 billion, a decrease of $38.8 million from March 31, 2025. The change from March 31, 2025 was primarily attributable to the seasonality of municipal deposits.
The changes in net income, net interest income and net interest margin between the three-month are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 57.

Regulatory Capital and Change in Stockholders' Equity: At June 30, 2025, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, Arrow Bank continues to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules. Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect.
Stockholders’ equity was $408.5 million at June 30, 2025, an increase of $7.6 million, or 1.9%, from the December 31, 2024 level of $400.9 million. The increase in stockholders' equity over the first six months of 2025 principally reflected the following factors: the addition of (i) $17.1 million of net income for the period, (ii) other comprehensive gain of $7.6 million, and (iii) the issuance of $0.9 million of common stock through employee benefit and dividend reinvestment plans, reduced by (iv) cash dividends of $9.4 million and (v) repurchases of common stock of $8.7 million. The components of the change in stockholders’ equity since year-end 2024 are presented in the Consolidated Statements of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At June 30, 2025, book value per share was $24.78, up 3.5% from year-end 2024. Tangible book value per share was $23.23, an increase of $0.83, or 3.71%, over December 31, 2024. See the disclosure on page 41 related to the use of non-GAAP financial measures.
On June 30, 2025, Arrow's closing stock price was $26.42 per share, representing a trading multiple of 1.14 to tangible book value per share. In the second quarter of 2025, Arrow paid a quarterly cash dividend of $0.28 per share. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 55.

1 Excludes both $3.2 million fair value hedge adjustment at June 30, 2025 and $3.3 million fair value hedge adjustment at March 31, 2025

Loan Quality: Net charge-offs, expressed as an annualized percentage of average loans outstanding, were 0.49% for the three-month period ended June 30, 2025, as compared to 0.10% for the three-month period ended March 31, 2025. The increase was the result of the charge-off of the previously reserved CRE Participation.
For the second quarter of 2025, the provision for credit losses was $0.6 million compared to $5.0 million in the first quarter of 2025. The quarter-over-quarter decrease in the second quarter provision reflects the recognition of the specific reserve on the CRE Participation in the first quarter of 2025. Arrow recorded a decrease for estimated credit losses on off-balance sheet credit exposures in other liabilities of $38 thousand in the second quarter of 2025.
The allowance for credit losses was $34.2 million as of June 30, 2025, which represented 1.00% of loans outstanding, as compared to $37.8 million, or 1.11%, at March 31, 2025 and $33.6 million, or 0.99% at December 31, 2024 . The decrease in the allowance for credit losses was primarily driven by the recognition of a specific reserve of $3.75 million in the first quarter of 2025 and subsequent charge-off of the reserved loan balances during the second quarter. The remaining loan balance has been reclassified to Other Assets after the participating banks assumed control of the collateral properties. The participating banks have appointed a property manager to manage the day-to-day activities while exploring further options. The properties itself are being held in an unconsolidated LLC in which Arrow has an ownership interest equivalent to its rights under the former loan participation. As previously disclosed, the properties are generating positive cash flow and a majority is tenant occupied.
Nonperforming loans were $6.2 million at June 30, 2025, representing 0.18% of period-end loans, a decrease from the December 31, 2024 of 0.62%. The ratio compares favorably with the weighted average ratio of the peer group of 0.61% at March 31, 2025. Nonperforming assets of $6.8 million at June 30, 2025 represented 0.15% of period-end assets, down from 0.50% at December 31, 2024.

Loan Segments: As of June 30, 2025, including the fair value marks associated with derivatives, total loans grew by $30.2 million, or 0.9%, as compared to the balance at December 31, 2024. The largest increase was in the residential real estate loan portfolio which increased $24.9 million, or 1.9%. Consumer loans, primarily comprised of automobile loans, decreased $9.7 million. Commercial and commercial real estate loans increased by $15.0 million, or 1.6%, from December 31, 2024.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 28.3% of the total loan portfolio at period-end. Commercial loans are extended to businesses primarily located in Arrow's regional market area. There are no commercial real estate loans in major metropolitan areas. In addition, only approximately 2% of the total loan portfolio is composed of office related property. Retail loans were approximately 3% of the total loan portfolio and hotels and motels were approximately 4% of the total loan portfolio. Commercial property values in Arrow's region have largely remained stable. Appraisals on nonperforming and watched commercial real estate loan properties are updated as necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
•Consumer Loans: These loans comprised 32.4% of the total loan portfolio at period-end. Consumer automobile loans at June 30, 2025, were 99.6% of this portfolio segment. The vast majority of automobile loans are initiated through automobile dealers. Inflation and the uncertain economic environment may limit the potential growth in this category.
•Residential Real Estate Loans: These loans, including home equity loans, made up 39.3% of the total loan portfolio at period-end. Demand for residential real estate has continued to remain strong. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards. Arrow may sell a portion of the residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors such as prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and Access to Credit Markets: Arrow has not, nor is it currently, experiencing any liquidity events. Arrow’s liquidity position should provide the necessary flexibility to address any unexpected near-term liquidity needs.  Interest-bearing cash balances at June 30, 2025 were $227.5 million compared to $127.1 million at December 31, 2024. Contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY, FRB and other bank lines totaling approximately $1.4 billion. The general terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 56). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the FRB discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Quarter Ended:	June 30, 2025			March 31, 2025
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$145,473	$1,622	4.47%	$146,023	$1,621	4.50%
Investment Securities:
Fully Taxable	496,614	3,790	3.06	499,903	3,608	2.93
Exempt from Federal Taxes	85,766	561	2.62	91,938	587	2.59
Loans (1)	3,415,140	45,600	5.36	3,406,075	44,550	5.30
Total Earning Assets (1)	4,142,993	51,573	4.99	4,143,939	50,366	4.93
Allowance for Credit Losses	(35,238)			(33,691)
Cash and Due From Banks	29,267			31,515
Other Assets	195,317			183,154
Total Assets	$4,332,339			$4,324,917
Deposits:
Interest-Bearing Checking Accounts	$845,041	1,941	0.92	$840,571	1,803	0.87
Savings Deposits	1,494,930	9,367	2.51	1,515,961	9,483	2.54
Time Deposits of $250,000 or More	179,980	1,726	3.85	186,159	1,811	3.95
Other Time Deposits	638,376	5,793	3.64	593,130	5,529	3.78
Total Interest-Bearing Deposits	3,158,327	18,827	2.39	3,135,821	18,626	2.41
Borrowings	8,601	—	—	23,378	167	2.90
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	171	3.43	20,000	169	3.43
Finance Leases	4,978	42	3.38	4,997	47	3.81
Total Interest-Bearing Liabilities	3,191,906	19,040	2.39	3,184,196	19,009	2.42
Noninterest-Bearing Deposits	690,766			689,303
Other Liabilities	43,138			47,024
Total Liabilities	3,925,810			3,920,523
Stockholders’ Equity	406,529			404,394
Total Liabilities and Stockholders’ Equity	$4,332,339			$4,324,917
Net Interest Income		$32,533			$31,357
Net Interest Spread			2.60%			2.51%
Net Interest Margin			3.15%			3.07%

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Quarter Ended:	June 30, 2025			June 30, 2024
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$145,473	$1,622	4.47%	$159,336	$2,185	5.52%
Investment Securities:
Fully Taxable	496,614	3,790	3.06	530,869	3,009	2.28
Exempt from Federal Taxes	85,766	561	2.62	113,323	637	2.26
Loans (1)	3,415,140	45,600	5.36	3,280,285	42,141	5.17
Total Earning Assets (1)	4,142,993	51,573	4.99	4,083,813	47,972	4.72
Allowance for Credit Losses	(35,238)			(31,459)
Cash and Due From Banks	29,267			28,611
Other Assets	195,317			156,394
Total Assets	$4,332,339			$4,237,359
Deposits:
Interest-Bearing Checking Accounts	$845,041	1,941	0.92	$832,087	1,903	0.92
Savings Deposits	1,494,930	9,367	2.51	1,487,062	10,571	2.86
Time Deposits of $250,000 or More	179,980	1,726	3.85	172,655	1,869	4.35
Other Time Deposits	638,376	5,793	3.64	504,076	5,074	4.05
Total Interest-Bearing Deposits	3,158,327	18,827	2.39	2,995,880	19,417	2.61
Borrowings	8,601	—	—	106,502	1,186	4.48
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	171	3.43	20,000	170	3.42
Finance Leases	4,978	42	3.38	5,035	47	3.75
Total Interest-Bearing Liabilities	3,191,906	19,040	2.39	3,127,417	20,820	2.68
Noninterest-Bearing Deposits	690,766			683,077
Other Liabilities	43,138			48,609
Total Liabilities	3,925,810			3,859,103
Stockholders’ Equity	406,529			378,256
Total Liabilities and Stockholders’ Equity	$4,332,339			$4,237,359
Net Interest Income		$32,533			$27,152
Net Interest Spread			2.60%			2.04%
Net Interest Margin			3.15%			2.67%

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Year to Date Period Ended:	June 30, 2025			June 30, 2024
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$145,746	$3,243	4.49%	$168,894	$4,632	5.52%
Investment Securities:
Fully Taxable	498,250	7,398	2.99	540,704	6,195	2.30
Exempt from Federal Taxes	88,835	1,148	2.61	116,945	1,305	2.24
Loans (1)	3,410,632	90,150	5.33	3,258,063	82,517	5.09
Total Earning Assets (1)	4,143,463	101,939	4.96	4,084,606	94,649	4.66
Allowance for Credit Losses	(34,469)			(31,437)
Cash and Due From Banks	30,385			29,207
Other Assets	189,269			159,046
Total Assets	$4,328,648			$4,241,422
Deposits:
Interest-Bearing Checking Accounts	$842,818	3,744	0.90	$831,502	3,544	0.86
Savings Deposits	1,505,387	18,850	2.53	1,484,031	20,801	2.82
Time Deposits of $250,000 or More	183,053	3,537	3.90	174,991	3,842	4.42
Other Time Deposits	615,878	11,322	3.71	500,444	10,157	4.08
Total Interest-Bearing Deposits	3,147,136	37,453	2.40	2,990,968	38,344	2.58
Borrowings	15,949	167	2.11	101,743	2,262	4.47
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	340	3.43	20,000	341	3.43
Finance Leases	4,987	89	3.60	5,042	95	3.79
Total Interest-Bearing Liabilities	3,188,072	38,049	2.41	3,117,753	41,042	2.65
Noninterest-Bearing Deposits	690,039			695,171
Other Liabilities	45,069			49,648
Total Liabilities	3,923,180			3,862,572
Stockholders’ Equity	405,468			378,850
Total Liabilities and Stockholders’ Equity	$4,328,648			$4,241,422
Net Interest Income		$63,890			$53,607
Net Interest Spread			2.55%			2.01%
Net Interest Margin			3.11%			2.64%

(1) Includes Nonaccrual Loans.

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	6/30/2025	12/31/2024	$ Change From December	% Change From December (not annualized)
Interest-Bearing Bank Balances	$227,472	$127,124	$100,348	78.9%
Securities Available-for-Sale	447,678	463,111	(15,433)	(3.3)%
Securities Held-to-Maturity	70,828	98,261	(27,433)	(27.9)%
Equity Securities	5,332	5,055	277	5.5%
Loans (1)	3,424,754	3,394,541	30,213	0.9%
Allowance for Credit Losses	34,191	33,598	593	1.8%
Earning Assets (1)	4,180,621	4,092,445	88,176	2.2%
Total Assets	$4,414,719	$4,306,348	$108,371	2.5%
Noninterest-Bearing Deposits	$736,535	$702,978	$33,557	4.8%
Interest-Bearing Checking Accounts	884,130	810,834	73,296	9.0%
Savings Deposits	1,484,666	1,520,024	(35,358)	(2.3)%
Time Deposits over $250,000	179,254	191,962	(12,708)	(6.6)%
Other Time Deposits	644,745	602,132	42,613	7.1%
Total Deposits	$3,929,330	$3,827,930	$101,400	2.6%
Borrowings	$8,600	$8,600	$—	—%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	—%
Stockholders' Equity	408,506	400,901	7,605	1.9%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at June 30, 2025, was $3.4 billion, an increase of $30.2 million, or 0.9%, from the December 31, 2024 level. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $15.0 million, or 1.6%, during the first six months of 2025. In the first six months of 2025, loan growth was negatively impacted as loan pay-off activity accelerated. In addition, approximately $10.6 million of the previously reserved commercial real estate loans have been reclassified to Other Assets after the participating banks assumed control of the collateral properties related to the CRE Participation. The participating banks have appointed a property manager to manage the day-to-day activities while exploring further options. The properties are being held in an unconsolidated LLC in which Arrow has an ownership interest equivalent to its rights under the former CRE Participation. As previously disclosed, the properties are generating positive cash flow and a majority is tenant occupied.
•Consumer loans: As of June 30, 2025, these loans, primarily auto loans originated through dealerships in New York and Vermont, decreased by $9.7 million, or 0.9%, from the December 31, 2024 balance. Inflation, high interest rates and prepayment/refinancing activity may continue to slow demand.
•Residential real estate loans: This segment increased during the first six months of 2025 by $24.9 million, or 1.9%. Loan origination activity continued to be strong through the end of the second quarter. Overall economic conditions, including the level of interest rates may impact future origination levels.

Changes in Sources of Funds: Deposit balances reached $3.9 billion, an increase of $101.4 million. or 2.6% from December 31, 2024. The increase from December 31, 2024 was primarily attributable to the additional of $125 million of brokered CDs. The brokered CDs partially replaced previous wholesale funding sources and are part of a cash flow hedge using interest rate swaps to reduce overall funding costs. Noninterest-bearing deposits represented 18.7% of total deposits at June 30, 2025, compared to 18.4% of total deposits on December 31, 2024. At June 30, 2025, total time deposits were $824.0 million. Municipal deposits increased $117.4 million, or 14.5% from December 31, 2024.

Municipal Deposits: Municipal deposits have historically averaged between 20% to 30% of total deposits. Municipal deposits are typically placed in interest-bearing checking, savings and various time deposit accounts.
In general, there is a seasonal pattern to municipal deposits which dip to a low point in August each year.  Account balances tend to increase throughout the fall and into early winter from tax deposits, flatten out after the beginning of the ensuing calendar year, and increase again at the end of March from the electronic deposit of NYS aid payments to school districts.  In addition to seasonal patterns, the overall level of municipal deposit balances fluctuates from year-to-year as a result of local economic factors as well as competition from other banks and non-bank entities.

Arrow uses reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $650.0 million and $648.5 million at June 30, 2025 and December 31, 2024, respectively.

Uninsured Deposits: Arrow's deposit base includes both insured and uninsured deposits. Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances at June 30, 2025 were less than 30% of the total deposit base.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for AFS and HTM securities from December 31, 2024 to June 30, 2025 (in thousands):

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	6/30/2025	12/31/2024	Change	6/30/2025	12/31/2024	Change
Securities Available-for-Sale:
U.S. Treasury Securities	$100,113	$98,070	$2,043	$1,934	$85	$1,849
U.S. Agency Securities	24,620	69,214	(44,594)	(380)	(786)	406
State and Municipal Obligations	200	240	(40)	—	—	—
Mortgage-Backed Securities	316,728	294,608	22,120	(25,101)	(35,840)	10,739
Corporate and Other Debt Securities	6,017	979	5,038	17	(21)	38
Total	$447,678	$463,111	$(15,433)	$(23,530)	$(36,562)	$13,032

Securities Held-to-Maturity:
State and Municipal Obligations	$64,937	$90,373	$(25,436)	$(664)	$(1,456)	$792
Mortgage-Backed Securities	5,090	6,213	(1,123)	(137)	(219)	82
Total	$70,027	$96,586	$(26,559)	$(801)	$(1,675)	$874

The table below presents the weighted average yield for AFS and HTM securities, at amortized cost, as of June 30, 2025 (in thousands).

	June 30, 2025
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-for-Sale:
U.S. Treasury Securities	$24,980	4.7%	$48,762	4.4%	$24,437	4.5%	$—	—%	$98,179	4.5%
U.S. Agency Securities	—	—%	25,000	2.9%	—	—%	—	—%	25,000	2.9%
State and Municipal Obligations	—	—%	200	6.8%	—	—%	—	—%	200	6.8%
Mortgage-Backed Securities	1,843	2.3%	184,422	2.2%	155,564	3.0%	—	—%	341,829	2.6%
Corporate and Other Debt Securities	—	—%	1,000	7.3%	5,000	8.0%	—	—%	6,000	7.8%
Total	$26,823	4.5%	$259,384	2.7%	$185,001	3.3%	$—	—%	$471,208	3.1%

Securities Held-to-Maturity:
State and Municipal Obligations	$43,149	3.5%	$20,911	3.2%	$1,541	4.5%	$—	—%	$65,601	3.4%
Mortgage-Backed Securities	536	2.8%	4,691	2.4%	—	—%	—	—%	5,227	2.5%
Total	$43,685	3.5%	$25,602	3.0%	$1,541	4.5%	$—	—%	$70,828	3.4%

At June 30, 2025, Arrow's securities portfolios did not include, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
In the periods referenced above, mortgage-backed securities consisted solely of mortgage pass-through securities and collateralized mortgage obligations (CMOs) issued or guaranteed by U.S. federal agencies or by government-sponsored enterprises (GSEs). Mortgage pass-through securities provide the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. CMOs are pools of mortgage-backed securities, the repayments on which have generally been separated into two or more components (tranches), where each tranche has a separate estimated life and yield. Arrow's practice has been to purchase pass-through securities and CMOs that are issued or guaranteed by U.S. federal agencies or GSEs, and the tranches of CMOs purchased generally have shorter average lives and/or durations. Lower market interest rates and/or payment deferrals on underlying loans that make up mortgage-backed security collateral may impact cashflows.
U.S. Government & Agency Obligations consisted solely of agency bonds issued by GSEs. These securities generally pay fixed semi-annual coupons with principal payments at maturity. For some, callable options are included that may impact the timing of these principal payments. Arrow's practice has been to purchase agency securities that are issued or guaranteed by GSEs with limited embedded optionality (call features). Final maturities are generally less than 5 years.
Changes in net unrealized gains or losses during recent periods have been primarily attributable to changes in market rates during the periods in question and not due to the credit-worthiness of the issuers.

Investment Sales, Purchases and Maturities
There were no sales of investment securities within the six month periods ended June 30, 2025 or 2024.

The following table summarizes purchases of investment securities within the AFS and HTM portfolios for the three and six month periods ended June 30, 2025 and 2024, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Six Months Ended
Purchases:	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$—	$—	$—
Mortgage-Backed Securities	34,623	—	34,623	—
Other	5,000	—	5,000	—
Total Purchases	$39,623	$—	$39,623	$—

Maturities & Calls	$42,265	$35,936	$68,437	$46,298

(In Thousands)	Three Months Ended		Six Months Ended
Purchases:	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Held-to-Maturity Portfolio
State and Municipal Obligations	$3,671	$447	$6,570	$1,197

Maturities & Calls	$30,303	$29,073	$33,932	$33,076

Loan Trends
The following three tables present the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category for each specified period:

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2025	12/31/2024
Commercial	$160,330	$158,991
Commercial Real Estate	801,445	796,365
Consumer	1,111,187	1,118,981
Residential Real Estate	1,342,178	1,320,204
Total Loans	$3,415,140	$3,394,541

Percentage of Total Quarterly Average Loans

	Quarter Ended
	6/30/2025	12/31/2024
Commercial	4.7%	4.7%
Commercial Real Estate	23.5%	23.4%
Consumer	32.5%	33.0%
Residential Real Estate	39.3%	38.9%
Total Loans	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	6/30/2025	12/31/2024
Commercial	5.74%	5.88%
Commercial Real Estate	5.26%	5.18%
Consumer	6.17%	6.08%
Residential Real Estate	4.70%	4.66%
Total Loans	5.36%	5.30%

Market rates have fluctuated which impacts new loan yields for fixed rate loans, and variable loan yields as these loans reach their repricing dates.

The table below shows the maturity schedule of loans outstanding as of June 30, 2025 classified according to fixed interest rates and variable interest rates (in thousands):

	June 30, 2025
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial	$42,223	$79,527	$40,357	$96	$162,203
Commercial Real Estate	229,844	339,576	232,281	6,465	808,166
Consumer	10,058	614,610	484,164	440	1,109,272
Residential Real Estate	140,406	120,172	387,797	696,738	1,345,113
Total	$422,531	$1,153,885	$1,144,599	$703,739	$3,424,754

		After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Loans maturing with:
Fixed Interest Rates		$747,407	$826,094	$699,845	$2,273,346
Variable Interest Rates		406,478	318,505	3,894	728,877
Total		$1,153,885	$1,144,599	$703,739	$3,002,223

Maintenance of High Quality Credit in the Loan Portfolio: The allowance for credit losses was impacted in 2025 by the recognition of a specific reserve of $3.75 million in the first quarter of 2025 related to the CRE Participation and the subsequent charge-off of the reserved loan balances during the second quarter. The remaining loan balance has been reclassified to Other Assets after the participating banks assumed control of the collateral properties and appointed a property manager to manage the day-to-day activities while exploring further options. The properties are being held in an unconsolidated LLC in which Arrow has an ownership interest equivalent to its rights under the former loan participation. As previously disclosed, the properties are generating positive cash flow and a majority is tenant occupied.
Overall, there have been no other material fluctuations in the quality of the loan portfolio. In general, residential real estate loans have historically been underwritten to secondary market standards and Arrow has not engaged in subprime mortgage lending. Similarly, high underwriting standards have been applied to the commercial, commercial real estate and indirect lending program as well.

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

Consumer Loans: At June 30, 2025, consumer loans continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
For credit quality purposes, Arrow assigns automobile loan customers into one of four tiers, ranging from lower to higher quality in terms of anticipated credit risk. Arrow's experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually prior to the loan being funded. Arrow believes that this disciplined approach to evaluating credit risk has contributed to maintaining the strong credit quality in this portfolio.

Residential Real Estate Loans: Demand for residential real estate has continued to remain strong. Arrow may sell a portion of its residential real estate originations into the secondary market. Overall economic conditions, including the level of interest rates, can impact future origination levels.

Deposit Trends
The following tables provide information on trends in the quarterly average balances and mix of the deposit portfolio by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2025	12/31/2024
Noninterest-Bearing Deposits	$690,766	$711,566
Interest-Bearing Checking Accounts	845,041	802,808
Savings Deposits	1,494,930	1,567,455
Time Deposits over $250,000	179,980	183,325
Other Time Deposits	638,376	582,537
Total Deposits	$3,849,093	$3,847,691

	Quarter Ended
	6/30/2025	12/31/2024
Non-Municipal Deposits	$2,979,700	$2,954,292
Municipal Deposits	869,393	893,399
Total Deposits	$3,849,093	$3,847,691

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	6/30/2025	12/31/2024
Noninterest-Bearing Deposits	17.9%	18.5%
Interest-Bearing Checking Accounts	22.0%	20.9%
Savings Deposits	38.8%	40.7%
Time Deposits over $250,000	4.7%	4.8%
Other Time Deposits	16.6%	15.1%
Total Deposits	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	6/30/2025	12/31/2024
Demand Deposits	—%	—%
Interest-Bearing Checking Accounts	0.92%	0.96%
Savings Deposits	2.51%	2.83%
Time Deposits over $250,000	3.85%	3.94%
Other Time Deposits	3.64%	4.03%
Total Deposits	1.96%	2.15%

In the second half of 2024, the targeted Federal Funds rate fell 100 basis points and rate decreases later in 2025 are possible. Arrow is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," on page 61 for further discussion.
Non-Deposit Sources of Funds
$20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of June 30, 2025 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 54 of this Report.

ASSET QUALITY
The following table presents information related to the allowance and provision for credit losses:

Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	6/30/2025	12/31/2024	6/30/2024
Loan Balances:
Period-End Loans	$3,424,754	$3,394,541	$3,315,523
Average Loans, Year-to-Date	3,410,632	3,300,346	3,258,063
Average Loans, Quarter-to-Date	3,415,140	3,354,463	3,280,285
Period-End Assets	4,414,719	4,306,348	4,244,407

Allowance for Credit Losses, Year-to-Date:
Allowance for Credit Losses, Beginning of Period	$33,598	$31,265	$31,265
Provision for Credit Losses, YTD	5,613	5,180	1,392
Loans Charged-off, YTD	(6,613)	(5,895)	(3,133)
Recoveries of Loans Previously Charged-off	1,593	3,048	1,485
Net Charge-offs, YTD	(5,020)	(2,847)	(1,648)
Allowance for Credit Losses, End of Period	$34,191	$33,598	$31,009

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$5,275	$20,621	$20,118
Loans Past Due 90 or More Days and Still Accruing Interest	940	398	915
Restructured and in Compliance with Modified Terms	12	20	36
Total Nonperforming Loans	6,227	21,039	21,069
Repossessed Assets	590	382	239
Other Real Estate Owned	—	76	34
Total Nonperforming Assets	$6,817	$21,497	$21,342

Asset Quality Ratios:
Allowance to Nonperforming Loans	549.08%	159.69%	147.18%
Allowance to Period-End Loans	1.00%	0.99%	0.94%
Provision to Average Loans (Quarter) (1)	0.07%	0.34%	0.10%
Provision to Average Loans (YTD) (1)	0.33%	0.16%	0.09%
Net Charge-offs to Average Loans (Quarter) (1)	0.49%	0.06%	0.16%
Net Charge-offs to Average Loans (YTD) (1)	0.30%	0.09%	0.10%
Nonperforming Loans to Total Loans	0.18%	0.62%	0.64%
Nonperforming Assets to Total Assets	0.15%	0.50%	0.50%
(1) Annualized

Provision for Credit Losses
The allowance for credit losses was $34.2 million as of June 30, 2025, which represented 1.00% of loans outstanding, as compared to $37.8 million, or 1.11%, at March 31, 2025 and $33.6 million, or 0.99%, at December 31, 2024. The provision for credit losses for the second quarter of 2025 was $0.6 million compared to $5.0 million in the first quarter of 2025. The primary driver of the decrease was Arrow's recognition of a specific reserve in the first quarter of 2025 related to the CRE Participation. Factors that impact the provision for credit losses in the second quarter of 2025 were charge-offs, growth in loan balances and changes to the economic forecast factors embedded in the credit loss allowance model. In addition, Arrow recorded an increase for estimated credit losses on off-balance sheet credit exposures in other liabilities of $38 thousand in the second quarter of 2025. The overall change in the allowance from March 31, 2025 was primarily driven by the following factors: net loan growth contributed $457 thousand, changes in macro economic conditions decreased the allowance by $587 thousand, net charge-offs of $4.2 million, and a specific reserve of $300 thousand. The specific reserve of $3.75 million in the first quarter of 2025 related to a large commercial loan participation (the "CRE Participation") was subsequently charged-off during the second quarter and the remaining loan balance has been reclassified to Other Assets after the participating banks assumed control of the collateral properties and appointed a property manager to manage the day-to-day activities while exploring further options. The properties itself are being held in an unconsolidated limited liability company (LLC) in which Arrow has an ownership interest equivalent to its rights under the former CRE Participation. As previously disclosed, the properties are generating positive net operating income and the majority is tenant occupied.
See Note 2 to the unaudited interim consolidated financial statements for additional discussion related to CECL.

Risk Elements
Nonperforming assets at June 30, 2025 amounted to $6.8 million, a decrease from the $21.5 million at December 31, 2024 and from $21.3 million at June 30, 2024. Historically, ratios of nonperforming assets to total assets have remained fairly consistent to the average ratios for our peer group (see page 40 for a discussion of the peer group). At March 31, 2025, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.44% as compared to the 0.49% ratio of the peer group (the latest date for which peer group information is available). At December 31, 2024 the ratio was 0.50% and at June 30, 2025 the ratio was 0.15%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e., loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk:

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	6/30/2025	12/31/2024
Commercial Loans	$745	$511
Commercial Real Estate Loans	312	318
Residential Real Estate Loans	3,421	3,076
Consumer Loans - Primarily Indirect Automobile	16,126	16,620
Total Loans Past Due 30-89 Days and Accruing Interest	$20,604	$20,525

At June 30, 2025, the loans in the above-referenced category totaled $20.6 million, an increase from the $20.5 million of such loans at December 31, 2024. The June 30, 2025 total of non-current loans equaled 0.60% of loans then outstanding, compared to 0.60% at December 31, 2024.
The number and dollar amount of performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of the loan portfolio. See the table of Credit Quality Indicators in Note 5 to the unaudited interim consolidated financial statements. Arrow considers all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 5) to be potential problem loans. These loans will continue to be closely monitored and Arrow currently expects to collect all contractual principal and interest payments in full on these classified loans.
As of June 30, 2025, Arrow held no other real estate owned properties.

CAPITAL RESOURCES

Regulatory Capital Standards
Capital Adequacy Requirements. An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies. The banking regulators have established guidelines for capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the financial health of the institution. Banking regulators have also established risk-based capital guidelines for U.S. banking organizations.

Capital Ratio	2025
Minimum CET1 Ratio	4.500%
Capital Conservation Buffer ("Buffer")	2.500%
Minimum CET1 Ratio Plus Buffer	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	10.500%
Minimum Leverage Ratio	4.000%

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow and Arrow Bank under the current Capital Rules, as of June 30, 2025:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	12.73%	13.37%	14.51%	9.64%
Arrow Bank	12.93%	12.93%	14.07%	9.26%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%	8.50%	10.50%	4.00%

At June 30, 2025, Arrow Bank exceeded the minimum regulatory capital ratios established under the current Capital Rules and qualified as "well-capitalized", the highest category in the capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components; Stock Repurchases; Dividends
Stockholders' Equity: Stockholders’ equity was $408.5 million at June 30, 2025, an increase of $7.6 million, or 1.9%, from the December 31, 2024 level of $400.9 million. The increase in stockholders' equity over the first six months of 2025 principally reflected the following factors: the addition of (i) $17.1 million of net income for the period, (ii) other comprehensive gain of $7.6 million, and (iii) the issuance of $0.9 million of common stock through employee benefit plans, reduced by (iv) cash dividends of $9.4 million and (v) repurchases of common stock of $8.7 million.

Trust Preferred Securities: In each of 2003 and 2004, Arrow issued $10 million of TRUPs in a private placement. Under the FRB's regulatory capital rules then in effect, TRUPs proceeds qualified as Tier 1 capital for bank holding companies such as Arrow, but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. For Arrow, TRUPs outstanding prior to the grandfathering cutoff date set forth in Dodd-Frank (May 19, 2010) would continue to qualify as Tier 1 capital until maturity or redemption, subject to limitations.
In the first quarter of 2020, Arrow entered into interest rate swap agreements to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. The effective fixed rate is 3.43% until maturity. These agreements are designated as cash flow hedges.

Stock Repurchases:
On April 24, 2024, the Board authorized management, in its discretion, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock. In addition, on April 30, 2025, the Board authorized management, in its discretion, to repurchase from time to time, in the open market or in privately negotiated transactions, an additional $5 million of Arrow common stock.
In the second quarter of 2025, Arrow repurchased approximately $5.1 million (approximately 196 thousand shares of its common stock) under this authorization.
On July 23, 2025, the Board increased management's share repurchase authority by another $5 million.
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

Dividends: Arrow's common stock is traded on NasdaqGS® under the symbol AROW. The high and low stock prices for the past five quarters listed below represent actual stock trades, as reported by NASDAQ.

			Cash
	Market Price		Dividends
	Low	High	Declared
2024
First Quarter	$23.11	$28.62	$0.27
Second Quarter	21.50	26.14	0.27
Third Quarter	25.17	32.92	0.27
Fourth Quarter	27.15	34.63	0.28
2025
First Quarter	$25.10	$29.87	$0.28
Second Quarter	22.72	27.42	0.28
Third Quarter (dividend paid August 25, 2025)	TBD	TBD	0.29

	Quarter Ended June 30
	2025	2024
Cash Dividends Per Share	$0.280	$0.270
Diluted Earnings Per Share	0.65	0.52
Dividend Payout Ratio	43.08%	51.92%
Total Equity (in thousands)	408,506	$383,018
Shares Issued and Outstanding (in thousands)	16,484	16,723
Book Value Per Share	$24.78	$22.90
Intangible Assets (in thousands)	25,659	22,800
Tangible Book Value Per Share	$23.23	$21.54

LIQUIDITY
The objective of effective liquidity management is to ensure that Arrow has the ability to raise cash when needed at a reasonable cost.  This includes the capability of meeting expected and unexpected obligations to Arrow's customers at any time. Given the uncertain nature of customer demands and the need to maximize earnings, Arrow maintains reasonably priced sources of funds, both on- and off-balance sheet, that can be accessed quickly in times of need. Arrow’s liquidity position provides the Company with the necessary flexibility to address any unexpected near-term disruptions such as reduced cash flows from the investment and loan portfolio, unexpected deposit runoff, or increased loan originations.
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest-bearing bank balances at the FRBNY, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase. The available-for-sale portfolio was $447.7 million at June 30, 2025, a decrease of $15.4 million, from the year-end 2024 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-bearing cash balances at June 30, 2025 of $227.5 million compared to $127.1 million at December 31, 2024.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $23 million which were not drawn on during 2024 or the six months ended June 30, 2025.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At June 30, 2025, Arrow had outstanding collateralized obligations with the FHLBNY of $9 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $657 million. Brokered deposits are another source of funding accessible in a relatively short time period. At June 30, 2025, there were $300 million in brokered CD deposits. In addition, Arrow Bank has established a borrowing facility with the FRBNY, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At June 30, 2025, the amount available under this facility was approximately $762 million in the aggregate, and there were no advances outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events. Additionally, Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances in excess of the FDIC insurance limit at June 30, 2025, were less than 30% of the total deposit base.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events. At June 30, 2025, Arrow's primary liquidity ratio was approximately 10.6% of total assets, well in excess of the internal policy limit of 5%. Total primary liquidity was approximately $442 million, comprised of $227 million of unencumbered cash and $215 million in unencumbered securities.
Arrow did not experience any liquidity constraints in the six month period ended June 30, 2025, in 2024 or in any recent prior period. Arrow has not at any time during such periods been forced to pay above-market rates to obtain retail deposits or other funds from any source.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2025 Compared With
Three Months Ended June 30, 2024

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
Net Income	$10,805	$8,604	$2,201	25.6%
Diluted Earnings Per Share	0.65	0.52	0.13	25.0%
Return on Average Assets	1.00%	0.82%	0.18%	22.0%
Return on Average Equity	10.66%	9.15%	1.51%	16.5%

The following narrative discusses the quarter-to-quarter changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
Interest and Dividend Income	$51,573	$47,972	$3,601	7.5%
Interest Expense	19,040	20,820	(1,780)	(8.5)%
Net Interest Income	32,533	27,152	5,381	19.8%
Average Earning Assets(1)	4,142,993	4,083,813	59,180	1.4%
Average Interest-Bearing Liabilities	3,191,906	3,127,417	64,489	2.1%

Yield on Earning Assets(1)	4.99%	4.72%	0.27%	5.7%
Cost of Interest-Bearing Liabilities	2.39	2.68	(0.29)	(10.8)%
Net Interest Spread	2.60	2.04	0.56	27.5%
Net Interest Margin	3.15	2.67	0.48	18.0%

(1) Includes Nonaccrual Loans.

Net interest income for the quarter increased by $5.4 million, or 19.8%, from the second quarter of 2024. Interest and fees on loans were $45.6 million for the second quarter of 2025, an increase from $42.1 million for the quarter ending June 30, 2024, primarily due to loan growth and higher loan rates. Interest expense for the second quarter of 2025 was $19.0 million, a decrease of $1.8 million versus the comparable quarter ending June 30, 2024, primarily due to active management of deposit rates. Net interest margin increased 48 basis points in the second quarter of 2025 to 3.15%, from 2.67% during the second quarter of 2024. Average earning asset yields were 27 basis points higher as compared to the second quarter of 2024. The cost of interest-bearing liabilities decreased 29 basis points from the quarter ended June 30, 2024. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis" on page 45 to 47 The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 52 and "Loan Trends" on page 50.
As discussed previously under the heading "Asset Quality" beginning on page 53, the provision for loan losses for the second quarter of 2025 was $594 thousand, compared to a provision of $775 thousand for the second quarter of 2024.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Three Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
Income From Fiduciary Activities	$2,398	$2,451	$(53)	(2.2)%
Fees for Other Services to Customers	2,787	2,706	81	3.0%
Insurance Commissions	1,804	1,662	142	8.5%
Net Gain on Securities	(40)	54	(94)	(174.1)%
Net Gain on the Sale of Loans	213	5	208	4,160.0%
Other Operating Income	447	978	(531)	(54.3)%
Total Non-interest Income	$7,609	$7,856	$(247)	(3.1)%

Total non-interest income in the current quarter was $7.6 million, a decrease of $247 thousand from the second quarter of 2024. The increase in insurance commissions was primarily attributable to the A&B Acquisition which occurred in the third quarter of 2024. Net loss on security transactions of $40 thousand for the three months ending June 30, 2025 was the result of the decrease in the fair value of equity securities. Other operating income decreased from the prior year comparable quarter as a result of gains recognized in 2024 on Other Assets.

Non-interest Expense
Summary of Non-interest Expense
(Dollars in Thousands)

	Three Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
Salaries and Employee Benefits	$14,086	$13,036	$1,050	8.1%
Occupancy Expense of Premises, Net	1,952	1,774	178	10.0%
Technology and Equipment Expense	5,589	4,734	855	18.1%
FDIC and FICO Assessments	649	698	(49)	(7.0)%
Amortization	80	40	40	100.0%
Other Operating Expense	3,296	3,036	260	8.6%
Total Non-interest Expense	$25,652	$23,318	$2,334	10.0%
Efficiency Ratio	63.41%	66.29%	(2.9)%	(4.4)%

Non-interest expense for the second quarter of 2025 was $25.7 million, an increase of $2.3 million, or 10.0%, from the second quarter of 2024. Salaries and benefit expenses increased $1.1 million, or 8.1%, from the prior year comparable quarter. Technology expenses in the second quarter increased $855 thousand, or 18.1%, from the second quarter of 2024. The second quarter of 2025 included Unification expenses of approximately $1.1 million. The Unification expenses were primarily comprised of project management and information technology costs related to the July 2025 system conversion.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
Provision for Income Taxes	$3,091	$2,311	$780	33.8%
Effective Tax Rate	22.2%	21.2%	1.0%	4.7%
The increase in the effective tax rate for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to an increase in forecasted pre-tax income combined with a decrease in the forecasted amount of tax exempt income.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2025 Compared With
Six Months Ended June 30, 2024

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
Net Income	$17,115	$16,264	$851	5.2%
Diluted Earnings Per Share	1.03	0.97	0.06	6.2
Return on Average Assets	0.80%	0.77%	0.03%	3.9
Return on Average Equity	8.51%	8.63%	(0.12)%	(1.4)

The following narrative discusses the period-to-period changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
Interest and Dividend Income	$101,939	$94,649	$7,290	7.7%
Interest Expense	38,049	41,042	(2,993)	(7.3)%
Net Interest Income	63,890	53,607	10,283	19.2%
Average Earning Assets (1)	4,143,463	4,084,606	58,857	1.4%
Average Interest-Bearing Liabilities	3,188,072	3,117,753	70,319	2.3%

Yield on Earning Assets (1)	4.96%	4.66%	0.30%	6.4%
Cost of Interest-Bearing Liabilities	2.41	2.65	(0.24)	(9.1)%
Net Interest Spread	2.55	2.01	0.54	26.9%
Net Interest Margin	3.11	2.64	0.47	17.8%

(1) Includes Nonaccrual Loans.
Net interest margin for the first six months of 2025 increased 47 basis point to 3.11%, from 2.64% for the first six months of 2024. Average earning asset yields were 30 basis points higher as compared to the first six months of 2024, primarily due to higher market rates. The cost of interest-bearing liabilities decreased 24 basis points from the first six months of 2024. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 52 and "Loan Trends" on page 50.
As previously discussed under the heading "Asset Quality" beginning on page 53, the provision for loan losses for the first six months of 2025 was $5.6 million, compared to $1.4 million for the first six months of 2024.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
Income From Fiduciary Activities	4,933	4,908	$25	0.5%
Fees for Other Services to Customers	5,387	5,249	138	2.6
Insurance Commissions	3,630	3,344	286	8.6
Net Gain (Loss) on Securities	277	71	206	290.1
Net Gain on the Sale of Loans	314	9	305	3,388.9
Other Operating Income	907	2,133	(1,226)	(57.5)
Total Non-interest Income	$15,448	$15,714	$(266)	(1.7)%

Total non-interest income for the first six months of 2025 was $15.4 million, a decrease of $266 thousand from the first six months of 2024. The increase in insurance commissions was primarily attributable to the acquisition of assets of A&B Agency, Inc. (the "A&B

Acquisition"). Net gain on security transactions of $277 thousand for the first six months of 2025 resulting from the increase in the fair value of equity securities. Other operating income decreased from the prior year comparable quarter as a result of gains recognized in 2024 on Other Assets.

Non-interest Expense
Summary of Non-interest Expense
(Dollars in Thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
Salaries and Employee Benefits	$27,641	$25,929	$1,712	6.6%
Occupancy Expense of Premises, Net	3,974	3,545	429	12.1
Technology and Equipment Expense	10,676	9,554	1,122	11.7
FDIC and FICO Assessments	1,319	1,413	(94)	(6.7)
Amortization	161	80	81	101.3
Other Operating Expense	7,926	6,809	1,117	16.4
Total Non-interest Expense	$51,697	$47,330	$4,367	9.2
Efficiency Ratio	64.94%	67.90%	(2.96)%	(4.4)%

Non-interest expense for the first six months of 2025 was $51.7 million, an increase of $4.4 million, or 9.2%, from the first six months of 2024. Salaries and benefit expenses increased $1.7 million, or 6.6%, from the comparable period in 2024 primarily driven by the overall growth in organization and inflation driven wage increases. Technology expenses increased $1.1 million, or 11.7%, from the first six months of 2024. Other non-interest expense increased $1.1 million for the first six months of 2025, as compared to the first six months of 2024. The first six months of 2025 included Unification expenses of approximately $1.7 million. The Unification expenses were primarily comprised of project management and information technology costs related to the July 2025 system conversion.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
Provision for Income Taxes	$4,913	$4,335	$578	13.3%
Effective Tax Rate	22.3%	21.0%	1.3%	6.2%

The increase in the effective tax rate for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to an increase in forecasted pre-tax income combined with a decrease in the forecasted amount of tax exempt income.

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

As of June 30, 2025:

Change in Interest Rate	Calculated change in Net Interest Income - Year 1	Calculated change in Net Interest Income - Year 2
- 200 basis points	1.1%	5.6%
- 100 basis points	0.7%	7.0%
+200 basis points	(2.5)%	3.3%

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

Item 4.
CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the Chief Executive Officer ("CEO") (who is our principal executive officer) and Chief Financial Officer ("CFO") (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Exchange Act, as of June 30, 2025. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to management, including the principal executive and principal financial officers, or persons and committees performing similar functions, such as the Audit Committee, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases of common stock (our only class of equity securities registered pursuant to Section 12 of the Exchange Act) by Arrow during the three months ended June 30, 2025. On April 24, 2024, the Board authorized management, in its discretion to repurchase from time to time, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock. On April 30, 2025, the Board increased the available amount for share repurchase by $5 million, authorizing management, in its discretion, to repurchase from time to time, in the open market or in privately negotiated transactions, shares of Arrow common stock. 196,497 shares were purchased during the three months ended June 30, 2025. As of June 30, 2025, $1,488,717 remained available under that authorization for the repurchase of shares.
On July 23, 2025, the Board increased the available amount for share repurchase by $5 million, authorizing management, in its discretion, to repurchase from time to time, in the open market or in privately negotiated transactions, shares of Arrow common stock. This additional authorization left the total authorization as of July 23, 2025 at $6,488,717.
In the third quarter of 2025 through August 4, 2025, Arrow repurchased approximately $796 thousand (29,614 shares) of its common stock under the new repurchase authorization.

Second Quarter 2025 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1,2]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
April	—	$—	—	6,609,390
May	119,671	26.48	119.671	3,468,858
June	76,826	26.03	76.826	1,488,717
Total	196,497	26.31	196.497

1In the months indicated, the listed number of shares purchased were purchased by Arrow through such methods: April - none; May - repurchased under the repurchase authorization (119,671 shares); and June - repurchased under the repurchase authorization (76,826 shares).
2 Average price paid per share excludes the Stock Buyback Tax Under the Inflation Reduction Act of 2022.
3 Reflects the approximate dollar value of shares that may yet be purchased under the Program as of June 30, 2025.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None
Item 5.
Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
ARROW FINANCIAL CORPORATION
Registrant

August 8, 2025	/s/ David S. DeMarco
Date	David S. DeMarco
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2025	/s/ Penko Ivanov
Date	Penko Ivanov
Chief Financial Officer
(Principal Financial and Accounting Officer)