Form 10-Q
period 2025-09-30
ARROW FINANCIAL CORP
filed 2025-11-06
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2025
Common Stock, par value $1.00 per share	16,442,453

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and Due From Banks	$45,925	$27,422
Interest-Earning Deposits at Banks	351,512	127,124
Investment Securities:
Available-for-Sale at Fair Value	485,583	463,111
Held-to-Maturity (Fair Value of $62,251 at September 30, 2025 and $96,586 at December 31, 2024)	62,744	98,261
Equity Securities	5,724	5,055
Other Investments	4,369	4,353
Loans	3,442,009	3,394,541
Allowance for Credit Losses	(34,176)	(33,598)
Net Loans	3,407,833	3,360,943
Premises and Equipment, Net	60,002	59,717
Goodwill	23,789	23,789
Other Intangible Assets, Net	1,805	2,058
Other Assets	137,829	134,515
Total Assets	$4,587,115	$4,306,348
LIABILITIES
Noninterest-Bearing Deposits	$771,014	$702,978
Interest-Bearing Checking Accounts	977,871	810,834
Savings Deposits	1,526,055	1,520,024
Time Deposits over $250,000	178,843	191,962
Other Time Deposits	646,268	602,132
Total Deposits	4,100,051	3,827,930
Borrowings	4,265	8,600
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Finance Leases	4,928	5,005
Other Liabilities	40,184	43,912
Total Liabilities	4,169,428	3,905,447
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value; 1,000,000 Shares Authorized at September 30, 2025 and December 31, 2024	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized (22,066,559 Shares Issued at September 30, 2025 and December 31, 2024)	22,067	22,067
Additional Paid-in Capital	414,133	413,476
Retained Earnings	93,027	77,215
Accumulated Other Comprehensive Loss	(8,640)	(18,453)
Treasury Stock, at Cost (5,628,864 Shares at September 30, 2025 and 5,323,638 Shares at December 31, 2024)	(102,900)	(93,404)
Total Stockholders’ Equity	417,687	400,901
Total Liabilities and Stockholders’ Equity	$4,587,115	$4,306,348
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$46,832	$44,122	$136,982	$126,639
Interest on Deposits at Banks	2,245	2,103	5,488	6,735
Interest and Dividends on Investment Securities:
Fully Taxable	4,066	2,656	11,464	8,851
Exempt from Federal Taxes	455	562	1,603	1,867
Total Interest and Dividend Income	53,598	49,443	155,537	144,092
INTEREST EXPENSE
Interest-Bearing Checking Accounts	2,160	1,966	5,904	5,510
Savings Deposits	9,534	10,905	28,384	31,706
Time Deposits over $250,000	1,695	1,803	5,232	5,645
Other Time Deposits	5,859	4,934	17,181	15,091
Borrowings	—	1,177	167	3,439
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	173	173	513	514
Interest on Financing Leases	46	47	135	142
Total Interest Expense	19,467	21,005	57,516	62,047
NET INTEREST INCOME	34,131	28,438	98,021	82,045
Provision for Credit Losses on Loans	815	934	6,428	2,326
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	33,316	27,504	91,593	79,719
NON-INTEREST INCOME
Income From Fiduciary Activities	2,600	2,429	7,533	7,337
Fees for Other Services to Customers	2,857	2,881	8,244	8,130
Insurance Commissions	1,986	1,955	5,616	5,299
Net Gain on Securities	392	94	669	165
Net Gain on Sales of Loans	259	126	573	135
Other Operating Income	622	648	1,529	2,781
Total Non-Interest Income	8,716	8,133	24,164	23,847
NON-INTEREST EXPENSE
Salaries and Employee Benefits	14,339	13,446	41,980	39,375
Occupancy Expenses, Net	1,907	1,754	5,881	5,299
Technology and Equipment Expense	4,963	4,692	15,639	14,246
FDIC Assessments	634	698	1,953	2,111
Other Operating Expense	3,590	3,510	11,677	10,399
Total Non-Interest Expense	25,433	24,100	77,130	71,430
INCOME BEFORE PROVISION FOR INCOME TAXES	16,599	11,537	38,627	32,136
Provision for Income Taxes	3,774	2,562	8,687	6,897
NET INCOME	$12,825	$8,975	$29,940	$25,239
Average Shares Outstanding:
Basic	16,402	16,710	16,541	16,746
Diluted	16,406	16,742	16,543	16,772
Per Common Share:
Basic Earnings	$0.77	$0.54	$1.80	$1.51
Diluted Earnings	0.77	0.53	1.80	1.50

See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$12,825	$8,975	$29,940	$25,239
Other Comprehensive Income, Net of Tax:
Net Unrealized Securities Holding Gain Arising During the Period	2,452	9,282	12,124	8,503
Net Unrealized (Loss) on Cash Flow Hedge Agreements	(392)	(3,464)	(1,700)	(569)
Reclassification of Net Unrealized Loss (Gain) on Cash Flow Hedge Agreements to Interest Expense	222	(146)	(511)	(463)
Amortization of Net Retirement Plan Actuarial (Gain)	(95)	(58)	(284)	(174)
Amortization of Net Retirement Plan Prior Service Cost	62	50	184	151
Other Comprehensive Income	2,249	5,664	9,813	7,448
Comprehensive Income	$15,074	$14,639	$39,753	$32,687

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Nine Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2024	$22,067	$413,476	$77,215	$(18,453)	$(93,404)	$400,901
Net Income	—	—	29,940	—	—	29,940
Other Comprehensive Income	—	—	—	9,813	—	9,813
Cash Dividends Paid, $.85 per Share	—	—	(14,128)	—	—	(14,128)
Stock Options Exercised, Net (5,144 Shares)	—	62	—	—	40	102
Shares Issued Under the Directors’ Stock Plan (13,377 Shares)	—	247	—	—	107	354
Shares Issued Under the Employee Stock Purchase Plan (10,064 Shares)	—	165	—	—	79	244
Shares Issued Related to Restricted Stock Units (2,753 Shares)	—	(22)	—	—	22	—
Shares Issued Related to Restricted Share Awards (43,250 Shares)	—	(342)	—	—	342	—
Compensation expense related to Employee Stock Purchase Plan	—	25	—	—	—	25
Stock-Based Compensation Expense	—	522	—	—	—	522
Purchase of Treasury Stock (379,814 Shares) [1]	—	—	—	—	(10,086)	(10,086)
Balance at September 30, 2025	$22,067	$414,133	$93,027	$(8,640)	$(102,900)	$417,687

	Three Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at June 30, 2025	$22,067	$413,880	$84,970	$(10,889)	$(101,522)	408,506
Net Income	—	—	12,825	—	—	12,825
Other Comprehensive Income	—	—	—	2,249	—	2,249
Cash Dividends Paid, $.29 per Share	—	—	(4,768)	—	—	(4,768)
Shares Issued Under the Directors’ Stock Plan (3,732 Shares)	—	73	—	—	30	103
Shares Issued Under the Employee Stock Purchase Plan (3,184 Shares)	—	55	—	—	24	79
Compensation expense related to Employee Stock Purchase Plan	—	8	—	—	—	8
Stock-Based Compensation Expense	—	117	—	—	—	117
Purchase of Treasury Stock (52,947 Shares) [1]	—	—	—	—	(1,432)	(1,432)
Balance at September 30, 2025	$22,067	$414,133	$93,027	$(8,640)	$(102,900)	$417,687

	Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2023	$22,067	$412,551	$65,792	$(33,416)	$(87,222)	$379,772
Net Income	—	—	25,239	—	—	25,239
Other Comprehensive Income	—	—	—	7,448	—	7,448
Cash Dividends Paid, $.81 per Share	—	—	(13,602)	—	—	(13,602)
Stock Options Exercised, Net (8,620 Shares)	—	97	—	—	69	166
Shares Issued Under the Directors’ Stock Plan (15,196 Shares)	—	255	—	—	122	377
Shares Issued Under the Employee Stock Purchase Plan (8,884 Shares)	—	137	—	—	72	209
Shares Issued Related to Restricted Stock Units (2,753 Shares)	—	(23)	—	—	23	—
Shares Issued Related to Restricted Share Awards (22,230 Shares)	—	(179)	—	—	179	—
Compensation expense related to Employee Stock Purchase Plan	—	21	—	—	—	21
Stock-Based Compensation Expense	—	206	—	—	—	206
Purchase of Treasury Stock (266,517 Shares) [1]	—	—	—	—	(6,525)	(6,525)
Balance at September 30, 2024	$22,067	$413,065	$77,429	$(25,968)	$(93,282)	$393,311

	Three Months Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at June 30, 2024	$22,067	$412,917	$72,980	$(31,632)	$(93,314)	$383,018
Net Income	—	—	8,975	—	—	8,975
Other Comprehensive Loss	—	—	—	5,664	—	5,664
Cash Dividends Paid, $.27 per Share	—	—	(4,526)	—	—	(4,526)
Shares Issued Under the Directors’ Stock Plan (4,594 Shares)	—	83	—	—	38	121
Shares Issued Under the Employee Stock Purchase Plan (3,041 Shares)	—	55	—	—	25	80
Shares Issued Related to Restricted Stock Units (2,753 Shares)	—	(23)	—	—	23	—
Compensation expense related to Employee Stock Purchase Plan	—	8	—	—	—	8
Stock-Based Compensation Expense	—	25	—	—	—	25
Purchase of Treasury Stock (0 Shares) [1]	—	—	—	—	(54)	(54)
Balance at September 30, 2024	$22,067	$413,065	$77,429	$(25,968)	$(93,282)	$393,311

1 Cost of Treasury Stock includes the Stock Buyback Tax Under the Inflation Reduction Act of 2022.

See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2025	2024
Net Income	$29,940	$25,239
Provision for Credit Losses	6,428	2,326
Depreciation and Amortization	4,130	4,008
Net gain on equity securities	(669)	(165)
Loans originated and held-for-sale	(21,510)	(6,278)
Proceeds from the sale of loans held-for-sale	19,875	6,376
Net gain on the sale of loans	(573)	(135)
Net loss (gain) on the sale of premises and equipment, other real estate owned and repossessed assets	5	(312)
Contributions to retirement benefit plans	(471)	(494)
Deferred income tax expense (benefit)	179	(255)
Shares issued under the Directors’ Stock Plan	354	377
Stock-based compensation expense	547	227
Tax benefit from exercise of stock options	111	29
Net increase in Other Assets	(1,285)	(3,458)
Net (decrease) increase in Other Liabilities	(1,690)	1,359
Net Cash Provided By Operating Activities	35,371	28,844
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and principal repayments of securities AFS	82,191	72,545
Purchases of securities AFS	(87,781)	—
Proceeds from maturities, calls, and principal repayments of securities HTM	45,556	36,801
Purchases of securities HTM	(10,130)	(8,959)
Purchase of Equity Securities	—	(2,999)
Net increase in loans	(63,107)	(127,890)
Termination of Fair Value Hedge	(3,017)	—
Proceeds from sales of premises and equipment, OREO and repos	2,285	2,708
Purchases of premises and equipment	(4,015)	(4,084)
(Purchase) Redemption of FHLB stock	(16)	697
Acquisition of Whitehall Branch (net cash received)	—	32,354
Net Cash (Used) Provided By Investing Activities	(38,034)	1,173
Cash Flows from Financing Activities:
Net increase in deposits	272,121	112,211
Finance lease payments	(77)	(44)
Other borrowings - advances	—	102,100
Other borrowings - paydowns	(4,335)	(25,000)
Net cash collateral received from (paid to) derivative counterparties	2,560	(1,980)
Termination of Cash Flow Hedge	(847)	—
Purchase of treasury stock	(10,086)	(6,525)
Stock options exercised, net	102	166
Shares issued under ESPP	244	209
Cash dividends paid	(14,128)	(13,602)
Net Cash Provided By Financing Activities	245,554	167,535
Net Increase in Cash and Cash Equivalents	242,891	197,552
Cash and Cash Equivalents at Beginning of Period	154,546	142,536
Cash and Cash Equivalents at End of Period	$397,437	$340,088

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on deposits and borrowings	$57,379	$60,869
Income taxes	6,807	5,553
Transfer of loans to other real estate owned and repossessed assets	2,107	1,704
Total fair value of commercial loan participation transferred to Other Assets	10,648	—
Total fair value of assets acquired in acquisition of Whitehall Branch, net of cash	—	3,819
Total fair value of liabilities assumed in acquisition of Whitehall Branch, net of cash	—	37,683

See Notes to Unaudited Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.RISKS AND UNCERTAINTIES

Nature of Operations - Arrow Financial Corporation, a New York corporation ("Arrow," the "Company," "we," or "us"), was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow's banking subsidiary is Arrow Bank National Association® ("Arrow Bank™") whose main office is located in Glens Falls, New York. Arrow Bank provides a full range of services to individuals and small to mid-size businesses in northeastern New York State from Albany, the State's capitol, to the Canadian border. The bank has wealth management departments which provide investment management and administrative services. An active subsidiary of Arrow Bank is Upstate Agency LLC ("Upstate"), offering insurance services including property and casualty insurance, group health insurance and individual life insurance products. North Country Investment Advisers, Inc., a registered investment adviser that provided investment advice to Arrow's proprietary mutual fund until the fund was transferred to a new investment advisor in the first half of 2025, and Arrow Properties, Inc., a real estate investment trust (REIT), are subsidiaries of Arrow Bank. Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

Concentrations of Credit - With the exception of some indirect auto lending, Arrow's loans are primarily with borrowers in upstate New York.  Although the loan portfolio of Arrow Bank is well diversified, tourism has a substantial impact on the northeastern New York economy. The commitments to extend credit are consistent with the distribution of loans presented in Note 5, "Loans," and generally have the same credit risk and are subject to normal credit policies.  Generally, the loans are secured by assets and are expected to be repaid from cash flow or the sale of selected assets of the borrowers.  Arrow evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based upon Management's credit evaluation of the counterparty.  The nature of the collateral varies with the type of loan and may include: residential real estate, cash and securities, inventory, accounts receivable, property, plant and equipment, income producing commercial properties and automobiles.

Liquidity - The objective of effective liquidity management is to ensure that Arrow has the ability to raise cash when needed at a reasonable cost.  This includes the capability of meeting expected and unexpected obligations to Arrow's customers at any time. Given the uncertain nature of customer demands and the need to maximize earnings, Arrow maintains competitively priced sources of funds, both on- and off-balance sheet, that can be accessed quickly in times of need. Arrow’s liquidity position provides the Company with the necessary flexibility to address any unexpected near-term disruptions such as reduced cash flows from the investment and loan portfolio, unexpected deposit runoff, or increased loan originations.
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest-earning bank balances at the FRBNY, and cash flow from investment securities and borrowings.
In addition to liquidity from cash, short-term investments, investment securities and borrowings, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY.

Note 2.     ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2025 and December 31, 2024; the results of operations for the three and nine month periods ended September 30, 2025 and 2024; the consolidated statements of comprehensive income for the three and nine month periods ended September 30, 2025 and 2024; the changes in stockholders' equity for the three and nine month periods ended September 30, 2025 and 2024; and the cash flows for the nine month periods ended September 30, 2025 and 2024. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2024 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").

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

Other ASUs issued but not effective until after September 30, 2025, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows.

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
Management estimates the allowance using relevant available information from internal and external sources related to past events, current conditions, and a reasonable and supportable single economic forecast. Historical credit loss experience provides the basis for the estimation of expected credit losses. Arrow's historical loss experience is supplemented with peer information when there is insufficient loss data for Arrow. Peer selection is based on a review of institutions with comparable loss experience as well as loan yield, asset size, portfolio concentration and geography. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in credit concentrations, delinquency level, collateral values and underwriting standards as well as changes in economic conditions or other relevant factors. Management judgment is required at each point in the measurement process.
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
For the loan segments utilizing the DCF method, (commercial, commercial real estate, and residential) management utilizes externally developed economic forecast of the following economic factors as loss drivers: national unemployment, gross domestic product and Case-Shiller U.S. National Home Price Index (HPI). The economic forecast is applied over a reasonable and supportable forecast period. Arrow utilizes a six quarter reasonable and supportable forecast period.
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

Note 3. CASH AND CASH EQUIVALENTS (In Thousands)

The following table is the schedule of Cash and Cash Equivalents at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Cash and Due From Banks	$45,925	$27,422
Interest-Earning Deposits at Banks	351,512	127,124
Total Cash and Cash Equivalents	$397,437	154,546

Note 4.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at September 30, 2025 and December 31, 2024:

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
September 30, 2025
Available-For-Sale Securities, at Amortized Cost	$98,278	$25,000	$200	$368,331	$14,000	$505,809
Gross Unrealized Gains	2,068	—	—	1,592	211	3,871
Gross Unrealized Losses	—	(272)	—	(23,803)	(22)	(24,097)
Available-For-Sale Securities, at Fair Value	100,346	24,728	200	346,120	14,189	485,583
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						322,189

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$24,992	$—	$—	$3,364	$—	$28,356
From 1 - 5 Years	48,827	25,000	200	213,277	1,000	288,304
From 5 - 10 Years	24,459	—	—	151,690	11,000	187,149
Over 10 Years	—	—	—	—	2,000	2,000

Maturities of Debt Securities, at Fair Value:
Within One Year	$25,009	$—	$—	$3,303	$—	$28,312
From 1 - 5 Years	50,069	24,728	200	203,308	978	279,283
From 5 - 10 Years	25,268	—	—	139,509	11,202	175,979
Over 10 Years	—	—	—	—	2,009	2,009

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$3,734	$—	$3,734
12 Months or Longer	—	24,728	—	200,624	978	226,330
Total	$—	$24,728	$—	$204,358	$978	$230,064
Number of Securities in a Continuous Loss Position	—	3	—	85	1	89

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$4	$—	$4
12 Months or Longer	—	272	—	23,799	22	24,093
Total	$—	$272	$—	$23,803	$22	$24,097

December 31, 2024
Available-For-Sale Securities, at Amortized Cost	$97,985	$70,000	$240	$330,448	$1,000	$499,673
Gross Unrealized Gains	90	32	—	29	—	151
Gross Unrealized Losses	(5)	(818)	—	(35,869)	(21)	(36,713)
Available-For-Sale Securities, at Fair Value	98,070	69,214	240	294,608	979	463,111
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						181,759

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$48,370	$—	$—	$66,958	$—	$115,328

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
12 Months or Longer	—	54,182	—	221,305	979	276,466
Total	$48,370	$54,182	$—	$288,263	$979	$391,794
Number of Securities in a Continuous Loss Position	2	7	—	97	1	107

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$5	$—	$—	$2,037	$—	$2,042
12 Months or Longer	—	818	—	33,832	21	34,671
Total	$5	$818	$—	$35,869	$21	$36,713

There was no allowance for credit losses for the AFS debt securities portfolio at either September 30, 2025 or December 31, 2024.

The following table is the schedule of Held-To-Maturity Securities at September 30, 2025 and December 31, 2024:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
September 30, 2025
Held-To-Maturity Securities, at Amortized Cost	$58,081	$4,663	$62,744
Gross Unrealized Losses	(387)	(106)	(493)
Held-To-Maturity Securities, at Fair Value	57,694	4,557	62,251
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			40,457
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			39,963

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$37,396	$928	$38,324
From 1 - 5 Years	19,260	3,735	22,995
From 5 - 10 Years	1,425	—	1,425
Over 10 Years	—	—	—

Maturities of Debt Securities, at Fair Value:
Within One Year	$37,233	$916	$38,149
From 1 - 5 Years	19,036	3,641	22,677
From 5 - 10 Years	1,425	—	1,425
Over 10 Years	—	—	—

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—
12 Months or Longer	37,276	4,557	41,833
Total	$37,276	$4,557	$41,833

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
Number of Securities in a Continuous Loss Position	120	16	136

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	387	106	493
Total	$387	$106	$493

December 31, 2024
Held-To-Maturity Securities, at Amortized Cost	$91,829	$6,432	$98,261
Gross Unrealized Losses	(1,456)	(219)	(1,675)
Held-To-Maturity Securities, at Fair Value	90,373	6,213	96,586
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			72,506
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			70,831

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$378	$—	$378
12 Months or Longer	68,112	6,212	74,324
Total	$68,490	$6,212	$74,702
Number of Securities in a Continuous Loss Position	219	16	235

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$2	$—	$2
12 Months or Longer	1,454	219	1,673
Total	$1,456	$219	$1,675

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
Arrow evaluates AFS debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at September 30, 2025 and December 31, 2024, gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell, any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at September 30, 2025 or December 31, 2024 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three or nine months ended September 30, 2025 or the year ended December 31, 2024.
Arrow's HTM debt securities are comprised of U.S. government-sponsored enterprises (GSEs) or state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its HTM debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of September 30, 2025.

The following table is the schedule of Equity Securities at September 30, 2025 and December 31, 2024:

Equity Securities

	September 30, 2025	December 31, 2024
Equity Securities, at Fair Value	$5,724	$5,055

The following is a summary of realized and unrealized gains and losses recognized in income on equity securities during the three and nine month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Gain on Equity Securities	$392	$94	$669	$165
Less: Net gain recognized during the reporting period on equity securities sold during the period	—	—	—	—
Unrealized net gain recognized during the reporting period on equity securities still held at the reporting date	$392	$94	$669	$165

Note 5.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of September 30, 2025 and December 31, 2024 and an analysis of the recorded investment in loans that are past due at these dates. Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $3.0 million and $759 thousand as of September 30, 2025 and December 31, 2024, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2025
Loans past due 30-59 days	$216	$—	$11,089	$660	$11,965
Loans past due 60-89 days	231	—	5,955	5,459	11,645
Loans past due 90 or more days	245	—	1,525	1,672	3,442
Total loans past due	692	—	18,569	7,791	27,052
Current loans	169,638	809,696	1,070,664	1,364,959	3,414,957
Total Loans	$170,330	$809,696	$1,089,233	$1,372,750	$3,442,009

December 31, 2024
Loans past due 30-59 days	$355	$—	$11,211	$391	$11,957
Loans past due 60-89 days	156	318	5,417	2,685	8,576
Loans past due 90 or more days	102	14,902	2,225	2,239	19,468
Total loans past due	613	15,220	18,853	5,315	40,001
Current loans	158,378	781,145	1,100,128	1,314,889	3,354,540
Total loans	$158,991	$796,365	$1,118,981	$1,320,204	$3,394,541

Schedule of Non Accrual Loans by Category
		Commercial
September 30, 2025	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or more days past due and Still Accruing Interest	$—	$—	$36	$649	$685
Nonaccrual loans	245	—	1,644	3,726	5,615
Nonaccrual with no allowance for credit loss	245	—	1,644	3,726	5,615

December 31, 2024
Loans 90 or more days past due and Still Accruing Interest	$—	$—	$19	$379	$398
Nonaccrual loans	102	14,902	2,241	3,376	20,621
Nonaccrual with no allowance for credit loss	102	14,902	2,241	3,376	20,621

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

Allowance for Credit Losses

Loan segments were selected by class code, application code and product code to ensure each segment is comprised of loans with homogenous loan characteristics and similar risk profiles. The resulting loan segments are commercial, commercial real estate, consumer and residential real estate loans. Please see Note 2. Accounting Policies for additional detail on our Allowance for Credit Losses.
September 30, 2025 allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized a six-quarter economic forecast sourced from reputable third-parties that projects a favorable change of approximately 0.05% in the forecasted national unemployment rate, forecasted gross domestic product projected to increase by approximately 0.23%, and the home price index (HPI) forecast to improve by approximately 0.05% from the previous quarter economic forecast.
The third quarter provision for credit losses was $0.8 million. In addition, Arrow recorded an increase for estimated credit losses on off-balance sheet credit exposures in other liabilities of $56 thousand in the third quarter of 2025. Management's evaluation considers the allowance for credit losses for loans to be appropriate as of September 30, 2025.

The following table details activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2025 and September 30, 2024:

Allowance for Credit Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
June 30, 2025	$2,775	$16,012	$4,393	$11,011	$34,191
Charge-offs	$—	$—	$(1,464)	$—	$(1,464)
Recoveries	$—	$—	$634	$—	$634
Provision	$(40)	$(644)	$610	$889	$815
September 30, 2025	$2,735	$15,368	$4,173	$11,900	$34,176

December 31, 2024	$1,925	$14,507	$3,882	$13,284	$33,598
Charge-offs	$—	$(3,818)	$(4,208)	$(51)	$(8,077)
Recoveries	$—	$75	$2,152	$—	$2,227
Provision	$810	$4,604	$2,347	$(1,333)	$6,428
September 30, 2025	$2,735	$15,368	$4,173	$11,900	$34,176

June 30, 2024	$2,031	$14,111	$2,985	$11,882	$31,009
Charge-offs	$—	$—	$(1,388)	$(41)	$(1,429)
Recoveries	$—	$—	$748	$—	$748
Provision	$(133)	$(66)	$296	$837	$934
September 30, 2024	$1,898	$14,045	$2,641	$12,678	$31,262

December 31, 2023	$1,958	$15,521	$2,566	$11,220	$31,265
Charge-offs	$(9)	$—	$(4,512)	$(41)	$(4,562)
Recoveries	$—	$—	$2,233	$—	$2,233
Provision	$(51)	$(1,476)	$2,354	$1,499	$2,326
September 30, 2024	$1,898	$14,045	$2,641	$12,678	$31,262

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

As of September 30, 2025, the total unfunded commitment off-balance sheet credit exposure was $1.3 million, an increase from the June 30, 2025 balance of $56 thousand. As of December 31, 2024, the total unfunded commitment off-balance sheet credit exposure was $1.6 million.

Individually Evaluated Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2025 and December 31, 2024:

September 30, 2025	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	—	—
Consumer	—	—	—
Residential	2,585	—	2,585
Total	$2,585	$—	$2,585

December 31, 2024	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	14,902	14,902
Consumer	—	—	—
Residential	1,417	—	1,417
Total	$1,417	$14,902	$16,319

Allowance for Credit Losses - Collectively and Individually Evaluated
	Commercial	Commercial Real Estate	Consumer	Residential	Total
September 30, 2025
Ending Loan Balance - Collectively Evaluated	$170,330	$809,696	$1,089,233	$1,370,165	$3,439,424
Allowance for Credit Losses - Loans Collectively Evaluated	2,735	15,368	4,173	11,900	34,176
Ending Loan Balance - Individually Evaluated	—	—	—	2,585	2,585
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

December 31, 2024
Ending Loan Balance - Collectively Evaluated	$158,991	$781,463	$1,118,981	$1,318,787	$3,378,222
Allowance for Credit Losses - Loans Collectively Evaluated	1,925	14,507	3,882	13,284	33,598
Ending Loan Balance - Individually Evaluated	—	14,902	—	1,417	16,319
Allowance for Credit Losses - Loans Individually Evaluated	—	—	—	—	—

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
The following tables present the amortized cost basis of loans at September 30, 2025 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class financing receivable is also present below. We had no reportable loan modifications for the year ended December 31, 2024.

Three Months Ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Commercial	$—	$—	$—	$—	$—	$—	—%
Commercial Real Estate	—	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—	—%
Residential	—	351	—	—	—	—	0.03%
Total	$—	$351	$—	$—	$—	$—	0.01%

Nine Months Ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Commercial	$—	$—	$—	$—	$—	$—	—%
Commercial Real Estate	—	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—	—%
Residential	—	1,056	—	—	—	—	0.08%
Total	$—	$1,056	$—	$—	$—	$—	0.03%

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

Three Months Ended September 30, 2025
	Current	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 or more Days	Total Loans Past Due
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	351	—	—	—	—
Total	$351	$—	$—	$—	$—

Nine Months Ended September 30, 2025
	Current	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 or more Days	Total Loans Past Due
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	1,056	—	—	—	—
Total	$1,056	$—	$—	$—	$—

The following table presents the financial effect of the loan modification presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2025. Loan modifications currently included in the Payment Delay column of the tables above are modifications to bring past due balances current, without extending the term, adjusting the interest rate, or forgiving any principal amounts. The modifications increased the monthly payment amounts for a certain number of months of the remaining term of the loans. Present value of cash flows under the new terms have not changed by 10% or more in comparison to the original terms. There were no reportable loan modifications for the year ended December 31, 2024.

Three Months Ended September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension
Commercial	$—	—%	0
Commercial Real Estate	—	—%	0
Consumer	—	—%	0
Residential	—	—%	0
Total	—	—%	0

Nine Months Ended September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension
Commercial	$—	—%	0
Commercial Real Estate	—	—%	0
Consumer	—	—%	0
Residential	—	—%	0
Total	—	—%	0

There were no defaults during the nine months ended September 30, 2025.

The following tables present credit quality indicators by total loans amortized cost basis by origination year as of September 30, 2025 and December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
September 30, 2025	2025	2024	2023	2022	2021	Prior
Commercial:
Risk rating
Satisfactory	$27,494	$43,661	$21,989	$17,751	$13,015	$29,216	$11,032	$—	$164,158
Special mention	495	—	60	158	—	—	478	—	1,191
Substandard	—	—	439	102	—	2,930	1,510	—	4,981
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$27,989	$43,661	$22,488	$18,011	$13,015	$32,146	$13,020	$—	$170,330

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate:
Risk rating
Satisfactory	$46,994	$113,780	$93,842	$133,133	$100,394	$272,312	$3,972	$—	$764,427
Special mention	303	4,725	276	12,422	4,791	4,688	—	—	27,205
Substandard	—	—	343	1,141	307	14,308	1,965	—	18,064
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$47,297	$118,505	$94,461	$146,696	$105,492	$291,308	$5,937	$—	$809,696

Current-period gross charge-offs	$—	$—	$—	$—	$1,656	$2,162	$—	$—	$3,818

Consumer:
Risk rating
Performing	$290,403	$309,091	$217,438	$166,014	$75,359	$28,792	$456	$—	$1,087,553
Nonperforming	106	461	482	254	291	86	—	—	1,680
Total Consumer Loans	$290,509	$309,552	$217,920	$166,268	$75,650	$28,878	$456	$—	$1,089,233

Current-period gross charge-offs	$221	$1,080	$1,093	$892	$728	$194	$—	$—	$4,208

Residential:
Risk rating
Performing	$104,692	$175,578	$165,796	$210,304	$173,254	$407,817	$130,934	$—	$1,368,375
Nonperforming	—	258	—	1,994	343	1,605	175	—	4,375
Total Residential Loans	$104,692	$175,836	$165,796	$212,298	$173,597	$409,422	$131,109	$—	$1,372,750

Current-period gross charge-offs	$—	$—	$—	$20	$—	$31	$—	$—	$51

Total Loans	$470,487	$647,554	$500,665	$543,273	$367,754	$761,754	$150,522	$—	$3,442,009

Total gross charge-offs	$221	$1,080	$1,093	$912	$2,384	$2,387	$—	$—	$8,077

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2024	2024	2023	2022	2021	2020	Prior
Commercial:
Risk rating
Satisfactory	$42,767	$28,988	$23,808	$16,941	$6,183	$19,211	$15,686	$—	$153,584
Special mention	107	229	930	—	72	—	483	—	1,821
Substandard	—	280	264	—	—	3,030	12	—	3,586
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$42,874	$29,497	$25,002	$16,941	$6,255	$22,241	$16,181	$—	$158,991

Current-period gross charge-offs	$—	$—	$—	$—	$9	$—	$—	$—	$9

Commercial Real Estate:
Risk rating
Satisfactory	$90,049	$96,783	$137,146	$109,086	$115,576	$187,202	$2,799	$—	$738,641
Special mention	3,002	200	12,680	—	—	9,506	—	—	25,388
Substandard	—	146	172	1,985	2,309	26,853	871	—	32,336
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$93,051	$97,129	$149,998	$111,071	$117,885	$223,561	$3,670	$—	$796,365

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating
Performing	$386,004	$297,698	$243,484	$121,803	$48,268	$18,994	$473	$—	$1,116,724
Nonperforming	345	424	602	593	178	115	—	—	2,257
Total Consumer Loans	$386,349	$298,122	$244,086	$122,396	$48,446	$19,109	$473	$—	$1,118,981

Current-period gross charge-offs	$1,272	$949	$1,669	$1,270	$434	$243	$—	$—	$5,837

Residential:
Risk rating
Performing	$162,087	$177,071	$225,398	$181,934	$106,695	$334,576	$128,687	$—	$1,316,448
Nonperforming	—	201	254	201	464	2,386	250	—	3,756
Total Residential Loans	$162,087	$177,272	$225,652	$182,135	$107,159	$336,962	$128,937	$—	$1,320,204

Current-period gross charge-offs	$—	$—	$—	$—	$—	$49	$—	$—	$49

Total Loans	$684,361	$602,020	$644,738	$432,543	$279,745	$601,873	$149,261	$—	$3,394,541

Total gross charge-offs	$1,272	$949	$1,669	$1,270	$443	$292	$—	$—	$5,895

For the purposes of the table above, nonperforming consumer and residential loans were those loans on nonaccrual status or were 90 days or more past due and still accruing interest.
As of September 30, 2025, the amortized cost of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1.4 million.
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
4) Doubtful - Loans classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable.  Although possibility of loss is extremely high, classification of these loans as “loss” has been deferred due to specific pending factors or events which may strengthen the value (e.g. possibility of additional collateral, injection of capital, collateral liquidation, debt restructure, economic recovery, etc.).  Loans classified as “doubtful” need to be placed on nonaccrual; and
5) Loss - Loans classified as “loss” are considered uncollectible with collateral of such little value that their continuance as bankable assets is not warranted.  As of the date of the balance sheet, all loans in this category have been charged-off to the allowance for loan losses.
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

Note 6. DEBT (Dollars in Thousands)

Schedule of Borrowings:

	September 30, 2025	December 31, 2024
Balance:
FHLBNY Overnight Advances	—	—
FHLBNY Term Advances	4,265	8,600
Total Borrowings	$4,265	$8,600

Maximum Borrowing Capacity:
Federal Funds Purchased	$23,000	$23,000
Federal Home Loan Bank of New York	714,007	654,890
Federal Reserve Bank of New York	763,091	571,107

Available Borrowing Capacity:
Federal Funds Purchased	$23,000	$23,000
Federal Home Loan Bank of New York	679,741	616,290
Federal Reserve Bank of New York	763,091	571,107

Arrow Bank has in place unsecured federal funds lines of credit with two correspondent banks. As a member of the FHLBNY, Arrow participates in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock and any loans secured by real estate such as commercial real estate, residential real estate and home equity loans (see Note 4. Investment Securities, and Note 5. Loans). The maximum borrowing capacities at the FHLBNY and FRB are determined based on the fair value of the collateral pledged, subject to discounts determined by the respective lenders. As of September 30, 2025, the carrying cost for the FHLBNY collateral was approximately $1.0 billion and approximately $1.0 billion for the FRB. As of September 30, 2025, the fair value for the FHLBNY collateral was approximately $890.3 million and approximately $1.0 billion for the FRB.  The investment in FHLBNY stock is proportional to the total of Arrow's overnight and term advances (see the schedule of FRB and FHLB Stock in Note 4. Investment Securities). Arrow Bank has also established borrowing facilities with the FRB of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5. Loans).

Long Term Debt - FHLBNY Term Advances

In addition to overnight advances, Arrow Bank also borrows longer-term funds from the FHLBNY.

Maturity Schedule of FHLBNY Term Advances:

	Balances		Weighted Average Rate [1]
Final Maturity	9/30/2025	12/31/2024	9/30/2025	12/31/2024
First Year	$—	$6,900	—%	5.34%
Second Year	—	—	—%	—%
Third Year	4,265	1,700	4.32%	4.85%
Fourth Year	—	—	—%	—%
Total	$4,265	$8,600	4.32%	5.24%

[1]The effective rate on the FHLBNY Advances is 0% due to subsidized funding in the form of interest rate credits.
Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

At September 30, 2025, Arrow had two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, Arrow Capital Statutory Trust II ("ACST II") and Arrow Capital Statutory Trust III ("ACST III" and, together with ACST II, the "Trusts"), identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
The first of the two classes of trust-issued instruments outstanding at September 30, 2025 was issued by ACST II, a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II TRUPS"). The rate on the securities is variable and tied to the 3-month Secured Overnight Financing Rate (SOFR) plus 3.15%. ACST II used the proceeds of the sale of the ACST II TRUPS to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II TRUPS.  The ACST II TRUPS became redeemable after July 23, 2008 and mature on July 23, 2033.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from Arrow Bank.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow Bank to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at September 30, 2025 and December 31, 2024 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income for the three years.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	September 30, 2025	December 31, 2024
ACST II
Balance	$10,000	$10,000
Period End:
Variable Interest Rate	7.41%	7.74%
Fixed Interest Rate resulting from cash flow hedge agreement	4.00%	4.00%

ACST III
Balance	$10,000	$10,000
Period End:
Variable Interest Rate	6.26%	6.59%
Fixed Interest Rate resulting from cash flow hedge agreement	2.86%	2.86%

Note 7.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of September 30, 2025 and December 31, 2024:

Commitments to Extend Credit and Letters of Credit
	September 30, 2025	December 31, 2024
Notional Amount:
Commitments to Extend Credit	$462,063	$449,491
Standby Letters of Credit	3,968	4,306
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	(9)	(7)

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at September 30, 2025 and December 31, 2024 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Arrow's policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CDs. Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at September 30, 2025 and December 31, 2024, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.

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
In the normal course of business, Arrow and Arrow Bank become involved in a variety of routine legal proceedings.  At September 30, 2025, there were no legal proceedings pending or threatened, which in the opinion of management and counsel, would result in a material loss to Arrow. Legal expenses incurred in connection with loss contingencies are expensed as incurred.

Note 8.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income (loss) for the three and nine month periods ended September 30, 2025 and 2024:

Schedule of Comprehensive Income (Loss)
	Three Months Ended September 30			Nine Months Ended September 30
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2025
Net Unrealized Securities Holding Gain on Securities Available-for-Sale Arising During the Period	$3,304	$(852)	$2,452	$16,336	$(4,212)	$12,124
Net Unrealized (Loss) on Cash Flow Swap	(538)	146	(392)	(2,300)	600	(1,700)
Reclassification of Net Unrealized Loss (Gain) on Cash Flow Hedge Agreements to Interest Expense	300	(78)	222	(688)	177	(511)
Amortization of Net Retirement Plan Actuarial (Gain)	(128)	33	(95)	(383)	99	(284)
Amortization of Net Retirement Plan Prior Service Cost	82	(20)	62	248	(64)	184
Other Comprehensive Income	$3,020	$(771)	$2,249	$13,213	$(3,400)	$9,813

2024
Net Unrealized Securities Holding Gain on Securities Available-for-Sale Arising During the Period	$12,505	$(3,223)	$9,282	$11,457	$(2,954)	$8,503
Net Unrealized (Loss) on Cash Flow Swap	(4,667)	1,203	(3,464)	(766)	197	(569)
Reclassification of Net Unrealized (Loss) on Cash Flow Hedge Agreements to Interest Expense	(196)	50	(146)	(624)	161	(463)
Amortization of Net Retirement Plan Actuarial (Gain)	(78)	20	(58)	(235)	61	(174)
Amortization of Net Retirement Plan Prior Service Cost	67	(17)	50	204	(53)	151
Other Comprehensive Income	$7,631	$(1,967)	$5,664	$10,036	$(2,588)	$7,448

The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)

	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Gain (Loss)	Net Prior Service Cost

For the quarter-to-date periods ended:
June 30, 2025	$(17,620)	$2,636	$4,738	$(643)	$(10,889)
Other comprehensive income or loss before reclassifications	2,452	(392)	—	—	2,060
Amounts reclassified from accumulated other comprehensive income or loss	—	222	(95)	62	189
Net current-period other comprehensive income or loss	2,452	(170)	(95)	62	2,249
September 30, 2025	$(15,168)	$2,466	$4,643	$(581)	$(8,640)

June 30, 2024	$(32,427)	$4,289	$(2,955)	$(539)	$(31,632)
Other comprehensive income or loss before reclassifications	9,282	(3,464)	—	—	5,818
Amounts reclassified from accumulated other comprehensive income or loss	—	(146)	(58)	50	(154)
Net current-period other comprehensive income or loss	9,282	(3,610)	(58)	50	5,664
September 30, 2024	$(23,145)	$679	$(3,013)	$(489)	$(25,968)

For the year-to-date periods ended:

December 31, 2024	$(27,292)	$4,677	$4,927	$(765)	$(18,453)
Other comprehensive income or loss before reclassifications	12,124	(1,700)	—	—	10,424
Amounts reclassified from accumulated other comprehensive income or loss	—	(511)	(284)	184	(611)
Net current-period other comprehensive income or loss	12,124	(2,211)	(284)	184	9,813
September 30, 2025	$(15,168)	$2,466	$4,643	$(581)	$(8,640)

December 31, 2023	$(31,648)	$1,711	$(2,839)	$(640)	$(33,416)
Other comprehensive income or loss before reclassifications	8,503	(569)	—	—	7,934
Amounts reclassified from accumulated other comprehensive income or loss	—	(463)	(174)	151	(486)
Net current-period other comprehensive income or loss	8,503	(1,032)	(174)	151	7,448
September 30, 2024	$(23,145)	$679	$(3,013)	$(489)	$(25,968)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income or loss:

Reclassifications Out of Accumulated Other Comprehensive Income or Loss
Details about Accumulated Other Comprehensive Income or Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income or Loss		Affected Line Item in the Statement Where Net Income Is Presented

For the quarter-to-date periods ended:
September 30, 2025
Reclassification of Net Unrealized (Loss) on Cash Flow Hedge Agreements to Interest Expense	$(300)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(82)	(1)	Salaries and Employee Benefits
Actuarial gain	128	(1)	Salaries and Employee Benefits
	(254)		Total before Tax
	65		Provision for Income Taxes
Total reclassifications for the period	$(189)		Net of Tax

September 30, 2024
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$196		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	$(67)	(1)	Salaries and Employee Benefits
Actuarial gain	78	(1)	Salaries and Employee Benefits
	207		Total before Tax
	(53)		Provision for Income Taxes
Total reclassifications for the period	$154		Net of Tax

For the year-to-date periods ended:
September 30, 2025
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$688		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(248)	(1)	Salaries and Employee Benefits
Actuarial gain	383	(1)	Salaries and Employee Benefits
	823		Total before Tax
	(212)		Provision for Income Taxes
Total reclassifications for the period	$611		Net of Tax

September 30, 2024
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$624		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(204)	(1)	Salaries and Employee Benefits
Actuarial gain	235	(1)	Salaries and Employee Benefits
	655		Total before Tax
	(169)		Provision for Income Taxes
Total reclassifications for the period	$486		Net of Tax

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

Restricted Stock Awards - In the nine months ended September 30, 2025, the Company granted restricted stock awards which will generally vest over a three to four-year period. There were no grants during the three months ended September 30, 2025. Unvested restricted stock will generally be forfeited if the recipient ceases to be employed by the Company, with limited exceptions. Grantees of restricted stock awards are entitled to receive all dividends and distributions declared and paid on restricted stock, or cash payments equivalent to such dividends or distributions, including those declared and paid during the vesting period.

The following table summarizes information about restricted stock awards for the year to date period ended September 30, 2025:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2025	21,818	$24.54
Granted	43,250	27.50
Vested	(11,504)	25.68
Forfeited	—	—
Outstanding at September 30, 2025	53,564	$26.68

The following table presents information on the amounts expensed related to restricted stock for the three and nine month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amount expensed	$102	$33	$444	$54

Stock Options - Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

The following table summarizes information about stock option activity for the nine month period ended September 30, 2025:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2025	$246,453	$29.50
Exercised	(5,144)	20.09
Forfeited	(6,485)	27.37
Outstanding at September 30, 2025	234,824	29.76

Vested at Period-End	210,284	29.48
Expected to Vest	24,540	32.16

The following table presents information on the amounts expensed related to stock options for the three and nine month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amount expensed	$26	$(7)	$78	$152

The negative expense recorded during the third quarter of 2024 reflects the reversal of previously recorded amounts related to forfeited stock options triggered by the departure of previous employees, including the prior President and CEO.

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

The following tables provide the components of net periodic benefit costs for the three and nine-month periods ended September 30, 2025 and 2024:

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost (Benefit)
For the Three Months Ended September 30, 2025:
Service Cost [1]	$400	$23	$7
Interest Cost [2]	582	76	71
Expected Return on Plan Assets [2]	(992)	—	—
Amortization of Prior Service Cost [2]	47	9	26
Amortization of Net (Gain) [2]	—	—	(128)
Net Periodic Cost (Benefit)	$37	$108	$(24)

Plan Contributions During the Period	$—	$100	$32

For the Three Months Ended September 30, 2024:
Service Cost [1]	$423	$20	$11
Interest Cost [2]	562	(157)	79
Expected Return on Plan Assets [2]	(928)	237	—
Amortization of Prior Service Cost [2]	32	9	26
Amortization of Net (Gain) [2]	—	6	(84)
Net Periodic Cost	$89	$115	$32

Plan Contributions During the Period	$—	$127	$31

Net Periodic Benefit Cost
For the Nine Months Ended September 30, 2025:
Service Cost [1]	$1,202	$70	$23
Interest Cost [2]	1,743	224	210
Expected Return on Plan Assets [2]	(2,978)	—	—
Amortization of Prior Service Cost [2]	142	29	77
Amortization of Net (Gain) [2]	—	—	(383)
Net Periodic Cost (Benefit)	$109	$323	$(73)

Plan Contributions During the Period	$—	$348	$123

Estimated Future Contributions in the Current Fiscal Year	$—	$116	$41

For the Nine Months Ended September 30, 2024:
Service Cost [1]	$1,269	$59	$34
Interest Cost [2]	1,682	3	239
Expected Return on Plan Assets [2]	(2,783)	237	—
Amortization of Prior Service Cost [2]	98	29	77
Amortization of Net Loss (Gain) [2]	—	18	(253)
Net Periodic Cost	$266	$346	$97

Plan Contributions During the Period	$—	$382	$112

Footnotes:
1. Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2. Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the nine month period ended September 30, 2025 and currently, additional contributions in 2025 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 11.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for the three and nine month periods ended September 30, 2025 and 2024.

Earnings Per Share
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Earnings Per Share - Basic[1]:
Net Income	$12,825	$8,975	$29,940	$25,239
Income attributable to participating nonvested restricted stock	(42)	—	(97)	—
	12,783	8,975	29,843	25,239
Weighted Average Shares - Basic	16,402	16,710	16,541	16,746
Earnings Per Share - Basic	$0.77	$0.54	$1.80	$1.51

Earnings Per Share - Diluted[1]:
Net Income	$12,825	$8,975	$29,940	$25,239
Net Income attributable to participating nonvested restricted stock	(42)	—	(97)	—
	12,783	8,975	29,843	25,239

Weighted Average Shares - Basic	16,402	16,710	16,541	16,746
Dilutive average shares attributable to participating restricted stock	4	32	2	26
Weighted Average Shares - Diluted	16,406	16,742	16,543	16,772
Earnings Per Share - Diluted	$0.77	$0.53	$1.80	$1.50

1 September 30, 2025 basic and diluted earnings per share under the two-class method is determined on net income reported on the income statement less earning allocated to participating nonvested restricted shares. Amounts related to the participating nonvested restricted shares for the 2024 periods were immaterial.

Note 12.    FAIR VALUES (Dollars In Thousands)

FASB defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 were AFS securities, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
September 30, 2025
Assets:
Securities Available-for-Sale:
U.S. Treasuries	$100,346	$100,346	$—	$—
U.S. Government & Agency Obligations	24,728	—	24,728	$—
State and Municipal Obligations	200	—	200	—
Mortgage-Backed Securities	346,120	—	346,120	—
Corporate and Other Debt Securities	14,189	—	14,189	—
Total Securities Available-for-Sale	485,583	100,346	385,237	—
Equity Securities	5,724	—	5,724	—
Total Securities Measured on a Recurring Basis	491,307	100,346	390,961	—
Derivative Assets	8,299	—	8,299	—
Total Measured on a Recurring Basis	$499,606	$100,346	$399,260	$—
Liabilities:
Derivative Liabilities	3,548	—	3,548	—
Total Measured on a Recurring Basis	$3,548	$—	$3,548	$—
December 31, 2024
Assets:
Securities Available-for Sale:
U.S. Treasuries	$98,070	$98,070	$—	$—
U.S. Government & Agency Obligations	69,214	—	69,214	—
State and Municipal Obligations	240	—	240	—
Mortgage-Backed Securities	294,608	—	294,608	—
Corporate and Other Debt Securities	979	—	979	—
Total Securities Available-for-Sale	463,111	98,070	365,041	—
Equity Securities	5,055	—	5,055	—
Total Securities Measured on a Recurring Basis	468,166	98,070	370,096	—
Derivative Assets	12,659	—	12,659	—
Total Measured on a Recurring Basis	$480,825	$98,070	$382,755	$—
Liabilities:
Derivative Liabilities	$8,638	$—	$8,638	$—
Total Measured on a Recurring Basis	$8,638	$—	$8,638	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
September 30, 2025
Collateral Dependent Evaluated Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	361	—	—	361	—
December 31, 2024
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	458	—	—	458	—

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent individually evaluated loans and other real estate owned is based on the fair value of the underlying collateral which is based on the appraised value less costs to sell. Significant unobservable inputs used in this valuation technique include capitalization rates which ranged from 7% - 10%. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at September 30, 2025 and December 31, 2024.

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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value (exit price) or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Cash and Cash Equivalents	$397,437	$397,437	$397,437	$—	$—
Securities Available-for-Sale	485,583	485,583	100,346	385,237	—
Securities Held-to-Maturity	62,744	62,251	—	42,849	19,402
Equity Securities	5,724	5,724	—	5,724	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,369	4,369	—	4,369	—
Net Loans	3,407,833	3,245,164	—	—	3,245,164
Accrued Interest Receivable	15,051	15,051	—	15,051	—
Derivative Assets	8,299	8,299		8,299
Deposits	4,100,051	4,097,729	—	4,097,729	—
Borrowings	4,265	4,321	—	4,321	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	19,372	—	19,372	—
Accrued Interest Payable	5,274	5,274	—	5,274	—
Derivative Liabilities	3,548	3,548	—	3,548	—

December 31, 2024
Cash and Cash Equivalents	$154,546	$154,546	$154,546	$—	$—
Securities Available-for-Sale	463,111	463,111	98,070	365,041	—
Securities Held-to-Maturity	98,261	96,586	—	75,262	21,324
Equity Securities	5,055	5,055		5,055
Federal Home Loan Bank and Federal Reserve Bank Stock	4,353	4,353	—	4,353	—
Net Loans	3,360,943	3,137,721	—	—	3,137,721
Accrued Interest Receivable	13,229	13,229	—	13,229	—
Derivative Assets	12,659	12,659	—	12,659	—
Deposits	3,827,930	3,824,699	—	3,824,699	—
Borrowings	8,600	8,386	—	8,386	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	5,099	5,099	—	5,099	—
Derivative Liabilities	8,638	8,638	—	8,638	—

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
Arrow leases three of its branch offices, at market rates, from Stewart’s Shops Corp. Additionally in June 2024, Arrow entered into a sale-leaseback agreement with Stewart’s Shops Corp. for a bank branch location. The sale price of the property was $1.1 million which resulted in a gain of $377 thousand. The lease agreement began in June 2024 and runs through May 2029, with rent totaling $5 thousand per month for the remainder of the lease. Mr. Gary C. Dake, President of Stewart’s Shops Corp., served as a Director on the Board of Directors of Arrow and Arrow Bank. Mr. Dake retired from the Board at the Annual Meeting on June 4, 2025.

The following includes quantitative data related to Arrow's leases as of and for the nine months ended September 30, 2025 and September 30, 2024:

		Nine Months Ended
Finance Lease Amounts:	Classification	September 30, 2025	September 30, 2024
Right-of-Use Assets	Premises and Equipment, Net	$4,150	$4,327
Lease Liabilities	Finance Leases	4,928	5,022

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$4,347	$4,792
Lease Liabilities	Other Liabilities	4,493	5,007

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$135	$142
Operating Outgoing Cash Flows From Operating Leases		743	471
Financing Outgoing Cash Flows From Finance Leases		77	44
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		395	326
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		24.63	25.58
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		9.64	10.44
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.44%	3.37%

Lease cost information for Arrow's leases is as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$44	$44	$133	$132
Interest on Lease Liabilities	46	47	135	142
Operating Lease Cost	208	203	621	597
Short-term Lease Cost	29	7	57	28
Variable Lease Cost	49	32	104	177
Total Lease Cost	$376	$333	$1,050	$1,076

Future Lease Payments at September 30, 2025 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
9/30/2026	$725	$246
9/30/2027	733	268
9/30/2028	618	268
9/30/2029	603	272
9/30/2030	503	286
Thereafter	2,154	6,505
Total Undiscounted Cash Flows	$5,336	$7,845
Less: Net Present Value Adjustment	(843)	(2,917)
Lease Liability	$4,493	$4,928

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, not designated as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	September 30, 2025	December 31, 2024
Fair value adjustment included in other assets	$3,504	$5,520
Fair value adjustment included in other liabilities	3,504	5,520
Notional amount	119,701	104,897

Derivatives Designated as Hedging Instruments
In the third quarter of 2023, Arrow had entered into two pay-fixed portfolio layer method ("PLM") fair value swaps, designated as hedging instruments, with a total notional amount of $250 million and $50 million, respectively. Arrow had designated the fair value swaps under PLM. Under PLM, the hedged items are designated as hedged layers of a closed portfolio of financial loans that are anticipated to remain outstanding for the designated hedged period.
In the third quarter of 2025, Arrow voluntarily terminated the fair value swaps as part of Arrow's ongoing interest-rate risk management resulting in a cash payment of approximately $3.0 million to settle the derivative liabilities. The cumulative fair value adjustment of approximately $3.0 million recorded on the hedged loans remains as part of the carrying amount of those loans and will be amortized over the remaining contractual life of more than 15 years of the previously hedged portfolio.
The amortization of the loss related to the fair value swaps on the Consolidated Balance Sheets will be adjusted through interest income. The amortization of the loss for the third quarter of 2025 was approximately $26 thousand. Following the termination, Arrow no longer has derivatives designated as fair value hedges.
The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, designed as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	September 30, 2025	December 31, 2024
Fair value adjustment included in other assets	$—	$—
Fair value adjustment included in other liabilities	—	2,263
Notional amount	—	300,000

The following table summarizes the effect of the fair value hedging relationship recognized on the unaudited interim consolidated statement of income:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Hedged Asset	$—	$6,544
Fair value derivative designated as hedging instrument	—	(6,541)
Cumulative gain recognized in the consolidated statements of income with interest and fees on loans	—	3

The following table represents the carrying value of the PLM hedged assets and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset:

Derivatives Designated as Hedging Instruments - Fair Value Swap Agreements
	September 30, 2025	December 31, 2024
Carrying Value of Portfolio Layer Method Hedged Asset	$—	$302,234
Cumulative Fair Value Hedging Adjustment	—	2,234

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Fair value adjustment included in other assets	$350	$287	$350	$287
Amount of gain (loss) recognized in AOCI	142	(287)	(540)	(287)
Amount of gain reclassified from AOCI interest expense	342	—	866	—

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
In the third quarter of 2025, Arrow voluntarily terminated these swaps as part of Arrow's ongoing interest-rate risk management and concurrently entered into two new pay-fixed, receive-variable longer termed swaps with lower fixed rates and identical notional amounts. The benefit of the lower fixed rates will be partially offset by early termination fees of $1.4 million that will be amortized over the life of the terminated swaps.
For derivatives that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period in which the hedged forecasted transaction affects earnings.
The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Fair value adjustment included in other liabilities	$44	$3,316	$44	$3,316
Amount of gain (loss) recognized in AOCI	184	(3,227)	(554)	747
Amount of gain reclassified from AOCI interest expense	44	1,837	91	1,353

In 2019, Arrow entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. These agreements are designated as cash flow hedges.
The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Fair value adjustment included in other assets	$4,445	$4,501	$4,445	$4,501
Amount of (loss) recognized in AOCI	(864)	(1,153)	(1,206)	(1,226)
Amount of (loss) gain reclassified from AOCI to interest expense	(686)	1,213	(269)	729

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

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2025

NOTE ON TERMINOLOGY
In this Report, the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Report, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Report is comprised of the group of 201 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the FRB’s "Bank Holding Company Performance Report" for June 30, 2025 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

THE COMPANY AND ITS SUBSIDIARIES
Effective December 31, 2024, the Company unified its former subsidiary banks (the "Unification"), Glens Falls National Bank and Trust Company and Saratoga National Bank and Trust Company, and became a single bank holding company headquartered in Glens Falls, New York. The post-Unification banking subsidiary is Arrow Bank National Association®, or Arrow Bank™, whose main office is located in Glens Falls, New York. Active subsidiaries of Arrow Bank include Upstate Agency, LLC (an insurance agency that sells property and casualty insurance and also specializes in selling and servicing group health care policies and life insurance), North Country Investment Advisers, Inc. (a registered investment adviser that provided investment advice to Arrow's proprietary mutual fund until the fund was transferred to a new investment advisor in the first half of 2025) and Arrow Properties, Inc. (a real estate investment trust, or REIT). Arrow also directly owns two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

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
•Arrow operates in a highly competitive industry and market areas which could negatively affect growth and profitability.
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
•Public health emergencies may adversely affect Arrow’s business activities, financial condition and results of operations.
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
•Arrow relies on the operations of its subsidiaries to provide liquidity, which, if limited, could impact Arrow's ability to pay dividends to its shareholders or to repurchase its common stock.
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

USE OF NON-GAAP FINANCIAL MEASURES
This Report contains financial information determined by methods other than accounting principles generally accepted in the United States of America (“GAAP”). Management believes that the non-GAAP financial measures disclosed by Arrow from time to time are useful in evaluating Arrow's performance and that such information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Non-GAAP measures used in this release, which are commonly utilized by financial institutions, include the following.

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income is commonly presented on a tax-equivalent basis. That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total. This adjustment is considered helpful in comparing one financial institution's net interest income to that of another institution or in analyzing any institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt securities. Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution’s performance over time. The Company follows these practices.

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control. The efficiency ratio typically is defined as the ratio of non-interest expense to net interest income and non-interest income. Net interest income as utilized in calculating the efficiency ratio is typically the same as the net interest income. Moreover, many financial institutions, in calculating the efficiency ratio, also adjust both non-interest expense and non-interest income to exclude from these items (as calculated under GAAP) certain recurring component elements of income and expense, such as intangible asset amortization (which is included in non-interest expense under GAAP but may not be included therein for purposes of calculating the efficiency ratio) and securities gains or losses (which are reflected in the calculation of non-interest income under GAAP but may be ignored for purposes of calculating the efficiency ratio). The Company makes these adjustments.

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

Non-GAAP Reconciliations and Financial Measures
Non-GAAP Financial Measures Reconciliation: Tangible Equity, Tangible Book Value per Share and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity. These are non-GAAP financial measures which Arrow believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 43.

	9/30/2025	6/30/2025	12/31/2024	12/31/2024	9/30/2024
Total Stockholders' Equity (GAAP)	$417,687	$408,506	$404,409	$400,901	$393,311
Less: Goodwill and Other Intangible assets, net	25,594	25,659	25,743	25,847	25,979
Tangible Equity (Non-GAAP)	$392,093	$382,847	$378,666	$375,054	$367,332

Period End Shares Outstanding	16,438	16,484	16,670	16,743	16,734
Tangible Book Value per Share (Non-GAAP)	$23.85	$23.23	$22.72	$22.40	$21.95
Net Income	12,825	10,805	6,310	4,470	8,975
Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	13.13%	11.38%	6.76%	4.84%	9.79%

Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 43.

	9/30/2025	6/30/2025	12/31/2024	12/31/2024	9/30/2024
Interest Income (GAAP)	$53,598	$51,573	$50,366	$50,901	$49,443
Add: Tax-Equivalent adjustment (Non-GAAP)	121	148	155	157	149
Interest Income - Tax Equivalent (Non-GAAP)	$53,719	$51,721	$50,521	$51,058	$49,592
Net Interest Income (GAAP)	$34,131	$32,533	$31,357	$29,687	$28,438
Add: Tax-Equivalent adjustment (Non-GAAP)	121	148	155	157	149
Net Interest Income - Tax Equivalent (Non-GAAP)	$34,252	$32,681	$31,512	$29,844	$28,587
Average Earning Assets	$4,199,115	$4,142,993	$4,143,939	$4,167,039	$4,075,162
Net Interest Margin (Non-GAAP)*	3.24%	3.16%	3.08%	2.85%	2.79%

* Quarterly ratios have been annualized.

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

Efficiency Ratio Calculation:	9/30/2025	6/30/2025	12/31/2024	12/31/2024	9/30/2024
Non-Interest Expense	$25,433	$25,652	$26,045	$25,838	$24,100
Less: Intangible Asset Amortization	76	80	81	89	78
Net Non-Interest Expense	$25,357	$25,572	$25,964	$25,749	$24,022
Net Interest Income, Tax-Equivalent	$34,252	$32,681	$31,512	$29,844	$28,587
Non-Interest Income	8,716	7,609	7,839	4,227	8,133
Less: Net Gain (Loss) on Securities	392	(40)	317	(3,072)	94
Net Gross Income	$42,576	$40,330	$39,034	$37,143	$36,626
Efficiency Ratio	59.56%	63.41%	66.52%	69.32%	65.59%

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

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month periods ended September 30, 2025 and June 30, 2025 and the financial conditions as of September 30, 2025 and December 31, 2024. The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Unaudited Interim Consolidated Financial Statements and other financial data presented elsewhere in this Report. When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of Q3 2025 Financial Results: Net income for the third quarter of 2025 was $12.8 million, increasing from $10.8 million in the second quarter of 2025. Compared to the prior quarter, net income benefited from an increase of $1.6 million in net interest income, an increase in non-interest income of $1.1 million and a slight decrease in non-interest expense of $0.2 million.
Net interest income for the third quarter of 2025 was $34.1 million, increasing 4.9% from the second quarter of 2025. Total interest and dividend income was $53.6 million for the third quarter of 2025, an increase from $51.6 million in the second quarter of 2025. Interest expense for the third quarter of 2025 was $19.5 million, an increase from $19.0 million in the second quarter of 2025.
Net interest margin, on an FTE basis, for the third quarter of 2025 increased to 3.24%, compared to 3.16% for the second quarter of 2025. The increase in net interest margin compared to the second quarter of 2025 was primarily the result of continued yield expansion on earning assets combined with the moderating cost of interest-bearing liabilities. See the disclosure on page 43 related to the use of non-GAAP financial measures.
Non-interest income for the three months ended September 30, 2025, was $8.7 million, an increase from $7.6 million in the second quarter of 2025. Revenue related to wealth management increased from the prior quarter as a result of overall improved market performance. Interchange fees increased in the third quarter from the linked quarter. The third quarter of 2025 included a positive valuation adjustment of $392 thousand related to equity positions.
Non-interest expense for the third quarter of 2025 was $25.4 million, a decrease from $25.7 million in the second quarter of 2025. The third quarter of 2025 included Unification expenses of approximately $600 thousand as compared to $1.1 million in the second quarter of 2025. The Unification expenses were primarily comprised of project management and information technology costs related to the July 2025 system conversion. Arrow continues to focus on overall expense control.
The provision for income taxes and effective tax rate were $3.8 million and 22.7%, respectively, for the third quarter of 2025, and $3.1 million and 22.2%, respectively, for the second quarter of 2025.
Total assets were $4.6 billion at September 30, 2025, an increase of $172.4 million, or 3.9%, as compared to June 30, 2025. For the third quarter of 2025, the overall change in the balance sheet was primarily attributable to the seasonal surge in deposits as well as fluctuations in cash balances, maturities of investments and growth in the loan portfolio.
Total investments were $558.4 million as of September 30, 2025, an increase of $30.0 million, or 5.7%, compared to June 30, 2025. The increase from June 30, 2025 was driven primarily by $48 million of additional investments offset by paydowns and maturities. There were no credit quality issues related to the investment portfolio.
Total loans1were $3.4 billion as of September 30, 2025. Loan growth for the third quarter of 2025 was $17.3 million. Loan growth was primarily driven by an increase in residential real estate loans and commercial loan relationships.
At September 30, 2025, deposit balances were $4.1 billion, an increase of $170.7 million from June 30, 2025. The change from June 30, 2025 was primarily attributable to the seasonality of municipal deposits.
The changes in net income, net interest income and net interest margin between the three- and nine-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 60.

Regulatory Capital and Change in Stockholders' Equity: At September 30, 2025, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, Arrow Bank continues to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules. Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect.
Stockholders’ equity was $417.7 million at September 30, 2025, an increase of $16.8 million, or 4.2%, from the December 31, 2024 level of $400.9 million. The increase in stockholders' equity over the first nine months of 2025 principally reflected the following factors: the addition of (i) $29.9 million of net income for the period, (ii) other comprehensive gain of $9.8 million, and (iii) the issuance of $1.2 million of common stock through employee benefit and dividend reinvestment plans, reduced by (iv) cash dividends of $14.1 million and (v) repurchases of common stock of $10.1 million. The components of the change in stockholders’ equity since year-end 2024 are presented in the Consolidated Statements of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At September 30, 2025, book value per share was $25.41, up 6.1% from year-end 2024. Tangible book value per share was $23.85, an increase of $1.45, or 6.47%, from December 31, 2024. See the disclosure on page 43 related to the use of non-GAAP financial measures.
In the third quarter of 2025, Arrow paid a quarterly cash dividend of $0.29 per share. Further discussion of dividends is included in the Capital Components; Stock Repurchases; Dividends section located on page 58.

Loan Quality: Net charge-offs, expressed as an annualized percentage of average loans outstanding, were 0.10% for the three-month period ended September 30, 2025, as compared to 0.49% for the three-month period ended June 30, 2025. The decrease was the result of the charge-off during the three-month period ended June 30, 2025 of a previously reserved $3.75 million CRE related to one large commercial loan participation (the "CRE Participation").
1 Excludes $3.0 million and $3.2 million fair value hedge adjustments at September 30, 2025 and June 30, 2025, respectively.

For the third quarter of 2025, the provision for credit losses was $0.8 million compared to $0.6 million in the second quarter of 2025. Arrow recorded an increase for estimated credit losses on off-balance sheet credit exposures in other liabilities of $56 thousand in the third quarter of 2025.
The allowance for credit losses was $34.2 million as of September 30, 2025, which represented 0.99% of loans outstanding, as compared to $34.2 million, or 1.00%, at June 30, 2025 and $33.6 million, or 0.99% at December 31, 2024.
Nonperforming loans were $6.3 million at September 30, 2025, representing 0.18% of period-end loans, a decrease from the December 31, 2024 of 0.62% of period-end loans. Nonperforming assets of $6.7 million at September 30, 2025 represented 0.15% of period-end assets, down from 0.50% of period-end assets at December 31, 2024.

Loan Segments: As of September 30, 2025, including the fair value marks associated with derivatives, total loans grew by $47.5 million, or 1.4%, as compared to the balance at December 31, 2024. The largest increase was in the residential real estate loan portfolio which increased $52.5 million, or 4.0%. Consumer loans, primarily comprised of automobile loans, decreased $29.7 million. Commercial and commercial real estate loans increased by $24.7 million, or 2.6%, from December 31, 2024.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 28.5% of the total loan portfolio at September 30, 2025. Commercial loans are extended to businesses primarily located in Arrow's regional market area. There are no commercial real estate loans in major metropolitan areas. In addition, only approximately 2% of the total loan portfolio is composed of office related property. Retail loans were approximately 3% of the total loan portfolio and hotels and motels were approximately 4% of the total loan portfolio. Commercial property values in Arrow's region have largely remained stable. Appraisals on nonperforming and watched commercial real estate loan properties are updated as necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
•Consumer Loans: These loans comprised 31.7% of the total loan portfolio at period-end. Consumer automobile loans at September 30, 2025, were 99.6% of this portfolio segment. The vast majority of automobile loans are initiated through automobile dealers. Inflation and the uncertain economic environment may limit the potential growth in this category.
•Residential Real Estate Loans: These loans, including home equity loans, made up 39.9% of the total loan portfolio at September 30, 2025. Demand for residential real estate has continued to remain strong. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards. Arrow may sell a portion of the residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors such as prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and Access to Credit Markets: Arrow has not experienced, nor is it currently experiencing, any liquidity events. Arrow’s liquidity position should provide the necessary flexibility to address any unexpected near-term liquidity needs.  Interest-earning cash balances at September 30, 2025 were $351.5 million compared to $127.1 million at December 31, 2024. Contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY, FRB and other bank lines totaling approximately $1.4 billion. The general terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 58). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the FRB discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Quarter Ended:	September 30, 2025			June 30, 2025
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Earning Deposits at Banks	$200,251	$2,245	4.45%	$145,473	$1,622	4.47%
Investment Securities:
Fully Taxable	509,599	4,066	3.17	496,614	3,790	3.06
Exempt from Federal Taxes	64,481	455	2.80	85,766	561	2.62
Loans (1)	3,424,784	46,832	5.43	3,415,140	45,600	5.36
Total Earning Assets (1)	4,199,115	53,598	5.06	4,142,993	51,573	4.99
Allowance for Credit Losses	(34,143)			(35,238)
Cash and Due From Banks	33,984			29,267
Other Assets	200,859			195,317
Total Assets	$4,399,815			$4,332,339
Deposits:
Interest-Bearing Checking Accounts	$848,622	2,160	1.01	$845,041	1,941	0.92
Savings Deposits	1,492,204	9,534	2.53	1,494,930	9,367	2.51
Time Deposits of $250,000 or More	177,826	1,695	3.78	179,980	1,726	3.85
Other Time Deposits	644,598	5,859	3.61	638,376	5,793	3.64
Total Interest-Bearing Deposits	3,163,250	19,248	2.41	3,158,327	18,827	2.39
Borrowings	5,583	—	—	8,601	—	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	173	3.43	20,000	171	3.43
Finance Leases	4,956	46	3.68	4,978	42	3.38
Total Interest-Bearing Liabilities	3,193,789	19,467	2.42	3,191,906	19,040	2.39
Noninterest-Bearing Deposits	750,471			690,766
Other Liabilities	42,497			43,138
Total Liabilities	3,986,757			3,925,810
Stockholders’ Equity	413,058			406,529
Total Liabilities and Stockholders’ Equity	$4,399,815			$4,332,339
Net Interest Income		$34,131			$32,533
Net Interest Spread			2.64%			2.60%
Net Interest Margin			3.22%			3.15%

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Quarter Ended:	September 30, 2025			September 30, 2024
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Earning Deposits at Banks	$200,251	$2,245	4.45%	$154,937	$2,103	5.40%
Investment Securities:
Fully Taxable	509,599	4,066	3.17	497,450	2,656	2.12
Exempt from Federal Taxes	64,481	455	2.80	92,902	562	2.41
Loans (1)	3,424,784	46,832	5.43	3,329,873	44,122	5.27
Total Earning Assets (1)	4,199,115	53,598	5.06	4,075,162	49,443	4.83
Allowance for Credit Losses	(34,143)			(31,147)
Cash and Due From Banks	33,984			33,159
Other Assets	200,859			168,423
Total Assets	$4,399,815			$4,245,597
Deposits:
Interest-Bearing Checking Accounts	$848,622	2,160	1.01	$785,134	1,966	1.00
Savings Deposits	1,492,204	9,534	2.53	1,492,888	10,905	2.91
Time Deposits of $250,000 or More	177,826	1,695	3.78	174,028	1,803	4.12
Other Time Deposits	644,598	5,859	3.61	498,767	4,934	3.94
Total Interest-Bearing Deposits	3,163,250	19,248	2.41	2,950,817	19,608	2.64
Borrowings	5,583	—	—	109,230	1,177	4.29
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	173	3.43	20,000	173	3.44
Finance Leases	4,956	46	3.68	5,019	47	3.73
Total Interest-Bearing Liabilities	3,193,789	19,467	2.42	3,085,066	21,005	2.71
Noninterest-Bearing Deposits	750,471			721,311
Other Liabilities	42,497			51,316
Total Liabilities	3,986,757			3,857,693
Stockholders’ Equity	413,058			387,904
Total Liabilities and Stockholders’ Equity	$4,399,815			$4,245,597
Net Interest Income		$34,131			$28,438
Net Interest Spread			2.64%			2.12%
Net Interest Margin			3.22%			2.78%

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Year to Date Period Ended:	September 30, 2025			September 30, 2024
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Earning Deposits at Banks	$164,114	$5,488	4.47%	$164,208	$6,735	5.48%
Investment Securities:
Fully Taxable	502,075	11,464	3.05	526,181	8,851	2.25
Exempt from Federal Taxes	80,628	1,603	2.66	108,872	1,867	2.29
Loans (1)	3,415,401	136,982	5.36	3,282,175	126,639	5.15
Total Earning Assets (1)	4,162,218	155,537	5.00	4,081,436	144,092	4.72
Allowance for Credit Losses	(34,359)			(31,340)
Cash and Due From Banks	31,598			30,534
Other Assets	193,174			162,194
Total Assets	$4,352,631			$4,242,824
Deposits:
Interest-Bearing Checking Accounts	$844,774	5,904	0.93	$815,933	5,510	0.90
Savings Deposits	1,500,944	28,384	2.53	1,487,005	31,706	2.85
Time Deposits of $250,000 or More	181,291	5,232	3.86	174,668	5,645	4.32
Other Time Deposits	625,557	17,181	3.67	499,881	15,091	4.03
Total Interest-Bearing Deposits	3,152,566	56,701	2.40	2,977,487	57,952	2.60
Borrowings	12,455	167	1.79	104,257	3,439	4.41
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	513	3.43	20,000	514	3.43
Finance Leases	4,977	135	3.63	5,034	142	3.77
Total Interest-Bearing Liabilities	3,189,998	57,516	2.41	3,106,778	62,047	2.67
Noninterest-Bearing Deposits	710,404			703,948
Other Liabilities	44,203			50,207
Total Liabilities	3,944,605			3,860,933
Stockholders’ Equity	408,026			381,891
Total Liabilities and Stockholders’ Equity	$4,352,631			$4,242,824
Net Interest Income		$98,021			$82,045
Net Interest Spread			2.59%			2.05%
Net Interest Margin			3.15%			2.69%

(1) Includes Nonaccrual Loans.

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	9/30/2025	12/31/2024	$ Change From December	% Change From December (not annualized)
Interest-Earning Bank Balances	$351,512	$127,124	$224,388	176.5%
Securities Available-for-Sale	485,583	463,111	22,472	4.9%
Securities Held-to-Maturity	62,744	98,261	(35,517)	(36.1)%
Equity Securities	5,724	5,055	669	13.2%
Loans (1)	3,442,009	3,394,541	47,468	1.4%
Allowance for Credit Losses	34,176	33,598	578	1.7%
Earning Assets (1)	4,351,941	4,092,445	259,496	6.3%
Total Assets	$4,587,115	$4,306,348	$280,767	6.5%
Noninterest-Bearing Deposits	$771,014	$702,978	$68,036	9.7%
Interest-Bearing Checking Accounts	977,871	810,834	167,037	20.6%
Savings Deposits	1,526,055	1,520,024	6,031	0.4%
Time Deposits over $250,000	178,843	191,962	(13,119)	(6.8)%
Other Time Deposits	646,268	602,132	44,136	7.3%
Total Deposits	$4,100,051	$3,827,930	$272,121	7.1%
Borrowings	$4,265	$8,600	$(4,335)	(50.4)%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	—%
Stockholders' Equity	417,687	400,901	16,786	4.2%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at September 30, 2025, was $3.4 billion, an increase of $47.5 million, or 1.4%, from December 31, 2024. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $24.7 million, or 2.6%, during the first nine months of 2025. In the first nine months of 2025, loan growth was partially offset by accelerated loan pay-off activity. In addition, approximately $10.6 million of the previously reserved commercial real estate loans have been reclassified to Other Assets after the participating banks assumed control of the collateral properties related to the CRE Participation. The participating banks have appointed a property manager to manage the day-to-day activities while exploring further options. The properties are being held in an unconsolidated LLC in which Arrow has an ownership interest equivalent to its rights under the former CRE Participation. As previously disclosed, the properties are generating positive cash flow and a majority is tenant occupied.
•Consumer loans: As of September 30, 2025, these loans, primarily auto loans originated through dealerships in New York and Vermont, decreased by $29.7 million, or 2.7%, from the December 31, 2024 balance. Inflation, high interest rates and prepayment/refinancing activity may continue to slow demand.
•Residential real estate loans: This segment increased during the first nine months of 2025 by $52.5 million, or 4.0%. Loan origination activity continued to be strong through the end of the third quarter. Overall economic conditions, including the level of interest rates may impact future origination levels.

Changes in Sources of Funds: Deposit balances reached $4.1 billion, an increase of $272.1 million. or 7.1% from December 31, 2024. The increase from December 31, 2024 was primarily attributable to the addition of $125 million of brokered CDs and a surge in municipal deposits in the third quarter. The brokered CDs partially replaced previous wholesale funding sources and are part of a cash flow hedge using interest rate swaps to reduce overall funding costs. Noninterest-bearing deposits represented 18.8% of total deposits at September 30, 2025, compared to 18.4% of total deposits on December 31, 2024. At September 30, 2025, total time deposits were $825.1 million. Municipal deposits increased $155.3 million, or 19.2% from December 31, 2024.

Municipal Deposits: Municipal deposits have historically averaged between 20% to 30% of total deposits. Municipal deposits are typically placed in interest-bearing checking, savings and various time deposit accounts.
In general, there is a seasonal pattern to municipal deposits. Account balances tend to increase throughout the fall and into early winter from tax deposits, flatten out after the beginning of the ensuing calendar year, and increase again at the end of March from the electronic deposit of NYS aid payments to school districts.  In addition to seasonal patterns, the overall level of municipal deposit balances fluctuates from year-to-year as a result of local economic factors as well as competition from other banks and non-bank entities.

Arrow uses reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $663.0 million and $648.5 million at September 30, 2025 and December 31, 2024, respectively.

Uninsured Deposits: Arrow's deposit base includes both insured and uninsured deposits. Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances at September 30, 2025 were less than 30% of the total deposit base.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for AFS and HTM securities from December 31, 2024 to September 30, 2025 (in thousands):

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	9/30/2025	12/31/2024	Change	9/30/2025	12/31/2024	Change
Securities Available-for-Sale:
U.S. Treasury Securities	$100,346	$98,070	$2,276	$2,068	$85	$1,983
U.S. Agency Securities	24,728	69,214	(44,486)	(272)	(786)	514
State and Municipal Obligations	200	240	(40)	—	—	—
Mortgage-Backed Securities	346,120	294,608	51,512	(22,211)	(35,840)	13,629
Corporate and Other Debt Securities	14,189	979	13,210	189	(21)	210
Total	$485,583	$463,111	$22,472	$(20,226)	$(36,562)	$16,336

Securities Held-to-Maturity:
State and Municipal Obligations	$57,694	$90,373	$(32,679)	$(387)	$(1,456)	$1,069
Mortgage-Backed Securities	4,557	6,213	(1,656)	(106)	(219)	113
Total	$62,251	$96,586	$(34,335)	$(493)	$(1,675)	$1,182

The table below presents the weighted average yield for AFS and HTM securities, at amortized cost, as of September 30, 2025 (in thousands).

	September 30, 2025
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-for-Sale:
U.S. Treasury Securities	$24,992	4.7%	$48,827	4.4%	$24,459	4.5%	$—	—%	$98,278	4.5%
U.S. Agency Securities	—	—%	25,000	2.9%	—	—%	—	—%	25,000	2.9%
State and Municipal Obligations	—	—%	200	6.8%	—	—%	—	—%	200	6.8%
Mortgage-Backed Securities	3,364	2.1%	213,277	2.7%	151,690	3.0%	—	—%	368,331	2.9%
Corporate and Other Debt Securities	—	—%	1,000	7.3%	11,000	7.4%	2,000	6.3%	14,000	7.2%
Total	$28,356	4.4%	$288,304	3.1%	$187,149	3.5%	$2,000	6.3%	$505,809	3.3%

Securities Held-to-Maturity:
State and Municipal Obligations	$37,396	3.4%	$19,260	3.3%	$1,425	4.4%	$—	—%	$58,081	3.4%
Mortgage-Backed Securities	928	2.6%	3,735	2.4%	—	—%	—	—%	4,663	2.5%
Total	$38,324	3.4%	$22,995	3.2%	$1,425	4.4%	$—	—%	$62,744	3.3%

At September 30, 2025, Arrow's securities portfolios did not include, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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

Investment Sales, Purchases and Maturities
There were no sales of investment securities during the nine month periods ended September 30, 2025 or 2024.

The following table summarizes purchases of investment securities within the AFS and HTM portfolios for the three and nine month periods ended September 30, 2025 and 2024, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Nine Months Ended
Purchases:	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$—	$—	$—
Mortgage-Backed Securities	40,158	—	74,781	—
Other	8,000	—	13,000	—
Total Purchases	$48,158	$—	$87,781	$—

Maturities & Calls	$13,754	$26,247	$82,191	$72,545

(In Thousands)	Three Months Ended		Nine Months Ended
Purchases:	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Held-to-Maturity Portfolio
State and Municipal Obligations	$3,560	$7,762	$10,130	$8,959

Maturities & Calls	$11,624	$3,725	$45,556	$36,801

Loan Trends
The following three tables present the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category for each specified period:

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2025	12/31/2024
Commercial	$161,445	$158,991
Commercial Real Estate	807,276	796,365
Consumer	1,098,088	1,118,981
Residential Real Estate	1,357,975	1,320,204
Total Loans	$3,424,784	$3,394,541

Percentage of Total Quarterly Average Loans

	Quarter Ended
	9/30/2025	12/31/2024
Commercial	4.7%	4.7%
Commercial Real Estate	23.6%	23.4%
Consumer	32.1%	33.0%
Residential Real Estate	39.6%	38.9%
Total Loans	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	9/30/2025	12/31/2024
Commercial	5.89%	5.88%
Commercial Real Estate	5.38%	5.18%
Consumer	6.24%	6.08%
Residential Real Estate	4.77%	4.66%
Total Loans	5.43%	5.30%

Market rates have fluctuated which impacts new loan yields for fixed rate loans, and variable loan yields as these loans reach their repricing dates.

The table below shows the maturity schedule of loans outstanding as of September 30, 2025 classified according to fixed interest rates and variable interest rates (in thousands):

	September 30, 2025
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial	$42,060	$88,727	$39,445	$98	$170,330
Commercial Real Estate	232,146	350,068	221,079	6,403	809,696
Consumer	10,667	604,543	473,576	447	1,089,233
Residential Real Estate	149,621	150,101	374,864	698,164	1,372,750
Total	$434,494	$1,193,439	$1,108,964	$705,112	$3,442,009

		After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Loans maturing with:
Fixed Interest Rates		$748,974	$803,962	$701,260	$2,254,196
Variable Interest Rates		444,465	305,002	3,852	753,319
Total		$1,193,439	$1,108,964	$705,112	$3,007,515

Maintenance of High Quality Credit in the Loan Portfolio: There have been no material fluctuations in the quality of the loan portfolio. In general, residential real estate loans have historically been underwritten to secondary market standards and Arrow has not engaged in subprime mortgage lending. Similarly, high underwriting standards have been applied to the commercial, commercial real estate and indirect lending program as well.

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

Consumer Loans: At September 30, 2025, consumer loans continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
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

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2025	12/31/2024
Noninterest-Bearing Deposits	$750,471	$711,566
Interest-Bearing Checking Accounts	848,622	802,808
Savings Deposits	1,492,204	1,567,455
Time Deposits over $250,000	177,826	183,325
Other Time Deposits	644,598	582,537
Total Deposits	$3,913,721	$3,847,691

	Quarter Ended
	9/30/2025	12/31/2024
Non-Municipal Deposits	$3,092,183	$2,954,292
Municipal Deposits	821,538	893,399
Total Deposits	$3,913,721	$3,847,691

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	9/30/2025	12/31/2024
Noninterest-Bearing Deposits	19.2%	18.5%
Interest-Bearing Checking Accounts	21.7%	20.9%
Savings Deposits	38.1%	40.7%
Time Deposits over $250,000	4.5%	4.8%
Other Time Deposits	16.5%	15.1%
Total Deposits	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	9/30/2025	12/31/2024
Demand Deposits	—%	—%
Interest-Bearing Checking Accounts	1.01%	0.96%
Savings Deposits	2.53%	2.83%
Time Deposits over $250,000	3.78%	3.94%
Other Time Deposits	3.61%	4.03%
Total Deposits	1.95%	2.15%

In the third quarter of 2025, the targeted Federal Funds rate fell 25 basis points and additional rate cuts are possible in 2025 and beyond. Arrow is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," on page 64 for further discussion.
Non-Deposit Sources of Funds
$20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of September 30, 2025 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 57 of this Report.

ASSET QUALITY
The following table presents information related to the allowance and provision for credit losses:

Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	9/30/2025	12/31/2024	9/30/2024
Loan Balances:
Period-End Loans	$3,442,009	$3,394,541	$3,339,937
Average Loans, Year-to-Date	3,415,401	3,300,346	3,282,175
Average Loans, Quarter-to-Date	3,424,784	3,354,463	3,329,873
Period-End Assets	4,587,115	4,306,348	4,411,449

Allowance for Credit Losses, Year-to-Date:
Allowance for Credit Losses, Beginning of Period	$33,598	$31,265	$31,265
Provision for Credit Losses, YTD	6,428	5,180	2,326
Loans Charged-off, YTD	(8,077)	(5,895)	(4,562)
Recoveries of Loans Previously Charged-off	2,227	3,048	2,233
Net Charge-offs, YTD	(5,850)	(2,847)	(2,329)
Allowance for Credit Losses, End of Period	$34,176	$33,598	$31,262

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$5,615	$20,621	$21,047
Loans Past Due 90 or More Days and Still Accruing Interest	685	398	816
Restructured and in Compliance with Modified Terms	6	20	30
Total Nonperforming Loans	6,306	21,039	21,893
Repossessed Assets	361	382	322
Other Real Estate Owned	—	76	76
Total Nonperforming Assets	$6,667	$21,497	$22,291

Asset Quality Ratios:
Allowance to Nonperforming Loans	541.96%	159.69%	142.79%
Allowance to Period-End Loans	0.99%	0.99%	0.94%
Provision to Average Loans (Quarter) (1)	0.09%	0.34%	0.11%
Provision to Average Loans (YTD) (1)	0.25%	0.16%	0.09%
Net Charge-offs to Average Loans (Quarter) (1)	0.10%	0.06%	0.08%
Net Charge-offs to Average Loans (YTD) (1)	0.23%	0.09%	0.09%
Nonperforming Loans to Total Loans	0.18%	0.62%	0.66%
Nonperforming Assets to Total Assets	0.15%	0.50%	0.51%
(1) Annualized

Provision for Credit Losses
The allowance for credit losses was $34.2 million as of September 30, 2025, which represented 0.99% of loans outstanding, as compared to $34.2 million, or 1.00%, at June 30, 2025 and $33.6 million, or 0.99%, at December 31, 2024. The provision for credit losses for the third quarter of 2025 was $0.8 million compared to $0.6 million in the second quarter of 2025. Factors that impacted the provision for credit losses in the third quarter of 2025 were charge-offs, growth in loan balances and changes to the economic forecast factors embedded in the credit loss allowance model. In addition, Arrow recorded an increase for estimated credit losses on off-balance sheet credit exposures in other liabilities of $56 thousand in the third quarter of 2025. The specific reserve of $3.75 million in the first quarter of 2025 related to the CRE Participation, which was charged-off during the second quarter. The remaining loan balance of the CRE Participation has been reclassified to Other Assets after the participating banks assumed control of the collateral properties and appointed a property manager to manage the day-to-day activities while exploring further options. The properties itself are being held in an unconsolidated limited liability company (LLC) in which Arrow has an ownership interest equivalent to its rights under the former CRE Participation. As previously disclosed, the properties are generating positive net operating income and the majority is tenant occupied.
See Note 2. Accounting Policies for additional discussion related to CECL.

Risk Elements
Nonperforming assets at September 30, 2025 amounted to $6.7 million, a decrease from the $21.5 million at December 31, 2024 and from $22.3 million at September 30, 2024. Historically, ratios of nonperforming assets to total assets have remained fairly consistent to the average ratios for our peer group (see page 42 for a discussion of the peer group). At September 30, 2025, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.16% as compared to the 0.51% ratio of the peer group (the latest date for which peer group information is available). At December 31, 2024 the ratio was 0.50% and at September 30, 2025 the ratio was 0.15%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e., loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk:

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	9/30/2025	12/31/2024
Commercial Loans	$447	$511
Commercial Real Estate Loans	—	318
Residential Real Estate Loans	6,119	3,076
Consumer Loans - Primarily Indirect Automobile	17,044	16,620
Total Loans Past Due 30-89 Days and Accruing Interest	$23,610	$20,525

At September 30, 2025, the loans in the above-referenced category totaled $23.6 million, an increase from the $20.5 million of such loans at December 31, 2024. The September 30, 2025 total of non-current loans equaled 0.69% of loans then outstanding, compared to 0.60% at December 31, 2024.
The number and dollar amount of performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of the loan portfolio. See the table of Credit Quality Indicators in Note 5. Loans. Arrow considers all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 5. Loans) to be potential problem loans. These loans will continue to be closely monitored and Arrow currently expects to collect all contractual principal and interest payments in full on these classified loans.
As of September 30, 2025, Arrow held no other real estate owned properties.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow and Arrow Bank under the current Capital Rules, as of September 30, 2025:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	13.07%	13.71%	14.86%	9.66%
Arrow Bank	13.16%	13.16%	14.31%	9.24%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%	8.50%	10.50%	4.00%

At September 30, 2025, Arrow Bank exceeded the minimum regulatory capital ratios established under the current Capital Rules and qualified as "well-capitalized", the highest category in the capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components and Stock Repurchases
Stockholders' Equity: Stockholders’ equity was $417.7 million at September 30, 2025, an increase of $16.8 million, or 4.2%, from the December 31, 2024 level of $400.9 million. The increase in stockholders' equity over the first nine months of 2025 principally reflected the following factors: the addition of (i) $29.9 million of net income for the period, (ii) other comprehensive gain of $9.8 million, and (iii) the issuance of $1.2 million of common stock through employee benefit plans, reduced by (iv) cash dividends of $14.1 million and (v) repurchases of common stock of $10.1 million.

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
In the third quarter of 2025, Arrow repurchased approximately $1.4 million (approximately 53 thousand shares of its common stock) under this authorization.
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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest-earning bank balances at the FRBNY, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase. The available-for-sale portfolio was $485.6 million at September 30, 2025, an increase of $22.5 million from the year-end 2024 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-earning cash balances at September 30, 2025 of $351.5 million compared to $127.1 million at December 31, 2024.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $23 million which were not drawn on during 2024 or the nine months ended September 30, 2025.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At September 30, 2025, Arrow had outstanding collateralized obligations with the FHLBNY of $4 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $680 million. Brokered deposits are another source of funding accessible in a relatively short time period. At September 30, 2025, there were $300 million in brokered CD deposits.

In addition, Arrow Bank has established a borrowing facility with the FRBNY, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At September 30, 2025, the amount available under this facility was approximately $763 million in the aggregate, and there were no advances outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events. Additionally, Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances in excess of the FDIC insurance limit at September 30, 2025, were less than 30% of the total deposit base.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable retail deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events. At September 30, 2025, Arrow's primary liquidity ratio was approximately 11.3% of total assets, well in excess of the internal policy limit of 5%. Total primary liquidity was approximately $518 million, comprised of $352 million of unencumbered cash and $166 million in unencumbered securities.
Arrow did not experience any liquidity constraints in the nine month period ended September 30, 2025, in 2024 or in any recent prior period. Arrow has not at any time during such periods been forced to pay above-market rates to obtain retail deposits or other funds from any source.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2025 Compared With
Three Months Ended September 30, 2024

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Net Income	$12,825	$8,975	$3,850	42.9%
Diluted Earnings Per Share	0.77	0.53	0.24	45.3%
Return on Average Assets	1.16%	0.84%	0.32%	38.1%
Return on Average Equity	12.32%	9.20%	3.12%	33.9%

The following narrative discusses the quarter-to-quarter changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Interest and Dividend Income	$53,598	$49,443	$4,155	8.4%
Interest Expense	19,467	21,005	(1,538)	(7.3)%
Net Interest Income	34,131	28,438	5,693	20.0%
Average Earning Assets(1)	4,199,115	4,075,162	123,953	3.0%
Average Interest-Bearing Liabilities	3,193,789	3,085,066	108,723	3.5%

Average Yield on Earning Assets(1)	5.06%	4.83%	0.23%	4.8%
Average Cost of Interest-Bearing Liabilities	2.42	2.71	(0.29)	(10.7)%
Net Interest Spread	2.64	2.12	0.52	24.5%
Net Interest Margin	3.22	2.78	0.44	15.8%

(1) Includes Nonaccrual Loans.

Net interest income for the quarter increased by $5.7 million, or 20.0%, from the third quarter of 2024. Interest and fees on loans were $46.8 million for the third quarter of 2025, an increase from $44.1 million for the quarter ended September 30, 2024, primarily due to loan growth and higher loan yields. Interest expense for the third quarter of 2025 was $19.5 million, a decrease of $1.5 million versus the comparable quarter ended September 30, 2024, primarily due to active management of deposit rates. Net interest margin increased 44 basis points in the third quarter of 2025 to 3.22%, from 2.78% during the third quarter of 2024. Average earning asset yields were 23 basis points higher as compared to the third quarter of 2024. The average cost of interest-bearing liabilities decreased 29 basis points from the quarter ended September 30, 2024. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis" on page 48 to 50. The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 54 and "Loan Trends" on page 53.
As discussed previously under the heading "Asset Quality" beginning on page 56, the provision for credit losses for the third quarter of 2025 was $0.8 million, compared to a provision of $0.9 million for the third quarter of 2024.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Three Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Income From Fiduciary Activities	$2,600	$2,429	$171	7.0%
Fees for Other Services to Customers	2,857	2,881	(24)	(0.8)%
Insurance Commissions	1,986	1,955	31	1.6%
Net Gain on Securities	392	94	298	317.0%
Net Gain on the Sale of Loans	259	126	133	105.6%
Other Operating Income	622	648	(26)	(4.0)%
Total Non-interest Income	$8,716	$8,133	$583	7.2%

Total non-interest income in the current quarter was $8.7 million, an increase of $583 thousand from the third quarter of 2024. Net gain on security transactions of $392 thousand for the three months ended September 30, 2025 was the result of the increase in the fair value of equity securities.

Non-interest Expense
Summary of Non-interest Expense
(Dollars in Thousands)

	Three Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Salaries and Employee Benefits	$14,339	$13,446	$893	6.6%
Occupancy Expense of Premises, Net	1,907	1,754	153	8.7%
Technology and Equipment Expense	4,963	4,692	271	5.8%
FDIC and FICO Assessments	634	698	(64)	(9.2)%
Amortization	76	78	(2)	(2.6)%
Other Operating Expense	3,514	3,432	82	2.4%
Total Non-interest Expense	$25,433	$24,100	$1,333	5.5%
Efficiency Ratio	59.56%	65.59%	(6.0)%	(9.1)%

Non-interest expense for the third quarter of 2025 was $25.4 million, an increase of $1.3 million, or 5.5%, from the third quarter of 2024. Salaries and benefit expenses increased $0.9 million, or 6.6%, from the prior year comparable quarter as a result of overall growth in the organization and inflation driven wage increases. Technology expenses in the third quarter increased $271 thousand, or 5.8%, from the third quarter of 2024. The third quarter of 2025 included Unification expenses of approximately $600 thousand. The Unification expenses were primarily comprised of project management and information technology costs related to the July 2025 system conversion.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Provision for Income Taxes	$3,774	$2,562	$1,212	47.3%
Effective Tax Rate	22.7%	22.2%	0.5%	2.3%
The increase in the effective tax rate for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to an increase in forecasted pre-tax income combined with a decrease in the forecasted amount of tax exempt income.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2025 Compared With
Nine Months Ended September 30, 2024

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Net Income	$29,940	$25,239	$4,701	18.6%
Diluted Earnings Per Share	1.80	1.50	0.30	20.0
Return on Average Assets	0.92%	0.79%	0.13%	16.5
Return on Average Equity	9.81%	8.83%	0.98%	11.1

The following narrative discusses the period-to-period changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Interest and Dividend Income	$155,537	$144,092	$11,445	7.9%
Interest Expense	57,516	62,047	(4,531)	(7.3)%
Net Interest Income	98,021	82,045	15,976	19.5%
Average Earning Assets (1)	4,162,218	4,081,436	80,782	2.0%
Average Interest-Bearing Liabilities	3,189,998	3,106,778	83,220	2.7%

Average Yield on Earning Assets (1)	5.00%	4.72%	0.28%	5.9%
Average Cost of Interest-Bearing Liabilities	2.41	2.67	(0.26)	(9.7)%
Net Interest Spread	2.59	2.05	0.54	26.3%
Net Interest Margin	3.15	2.69	0.46	17.1%

(1) Includes Nonaccrual Loans.
Net interest margin for the first nine months of 2025 increased 46 basis points to 3.15%, from 2.69% for the first nine months of 2024. Average earning asset yields were 28 basis points higher as compared to the first nine months of 2024, primarily due to higher market rates. The average cost of interest-bearing liabilities decreased 26 basis points from the first nine months of 2024 as a result of managing deposit costs in a lower interest rate environment. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis." The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 54 and "Loan Trends" on page 53.
As previously discussed under the heading "Asset Quality" beginning on page 56, the provision for credit losses for the first nine months of 2025 was $6.4 million, compared to $2.3 million for the first nine months of 2024.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Income From Fiduciary Activities	7,533	7,337	$196	2.7%
Fees for Other Services to Customers	8,244	8,130	114	1.4
Insurance Commissions	5,616	5,299	317	6.0
Net Gain (Loss) on Securities	669	165	504	305.5
Net Gain on the Sale of Loans	573	135	438	324.4
Other Operating Income	1,529	2,781	(1,252)	(45.0)
Total Non-interest Income	$24,164	$23,847	$317	1.3%

Total non-interest income for the first nine months of 2025 was $24.2 million, an increase of $317 thousand from the first nine months of 2024. The increase in insurance commissions was primarily attributable to the acquisition of assets of A&B Agency, Inc. (the "A&B Acquisition"). Net gain on security transactions of $669 thousand for the first nine months of 2025 resulted from the increase in the fair value of equity securities. Other operating income decreased from the prior year comparable period as a result of gains recognized in 2024 on Other Assets.

Non-interest Expense
Summary of Non-interest Expense
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Salaries and Employee Benefits	$41,980	$39,375	$2,605	6.6%
Occupancy Expense of Premises, Net	5,881	5,299	582	11.0
Technology and Equipment Expense	15,639	14,246	1,393	9.8
FDIC and FICO Assessments	1,953	2,111	(158)	(7.5)
Amortization	237	158	79	50.0
Other Operating Expense	11,440	10,241	1,199	11.7
Total Non-interest Expense	$77,130	$71,430	$5,700	8.0
Efficiency Ratio	63.06%	67.10%	(4.04)%	(6.0)%

Salaries and employee benefits expense for the first nine months of 2025 increased $2.6 million, or 6.6%, from the comparable period in 2024 primarily driven by the overall growth in the organization and inflation driven wage increases. Technology expenses increased $1.4 million, or 9.8%, from the first nine months of 2024. Other non-interest expense increased $1.1 million for the first nine months of 2025, as compared to the first nine months of 2024. The first nine months of 2025 included Unification expenses of approximately $2.3 million. The Unification expenses were primarily comprised of project management and information technology costs related to the July 2025 system conversion.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Provision for Income Taxes	$8,687	$6,897	$1,790	26.0%
Effective Tax Rate	22.5%	21.5%	1.0%	4.7%

The increase in the effective tax rate for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to an increase in forecasted pre-tax income combined with a decrease in the forecasted amount of tax exempt income.

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

As of September 30, 2025:

Change in Interest Rate	Calculated change in Net Interest Income - Year 1	Calculated change in Net Interest Income - Year 2
- 200 basis points	2.2%	2.7%
- 100 basis points	1.2%	4.4%
+200 basis points	(3.6)%	2.3%

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

Item 4.
CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the Chief Executive Officer ("CEO") (who is our principal executive officer) and Chief Financial Officer ("CFO") (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Exchange Act, as of September 30, 2025. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to management, including the principal executive and principal financial officers, or persons and committees performing similar functions, such as the Audit Committee, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As announced on the November 5, 2025 Current Report on Form 8-K filed with the Securities and Exchange Commission Arrow received preliminary approval of a settlement of the Shareholder Derivative Complaint filed by Stephen Bull as described in various SEC filings over the last 18 months. There was no material financial impact to results of operations or financial position as a result of the preliminary settlement.
Item 1.A.
Risk Factors
The Risk Factors identified in the 2024 Form 10-K continue to represent the most significant risks to Arrow's future results of operations and financial conditions, without further modification or amendment.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about purchases of common stock (our only class of equity securities registered pursuant to Section 12 of the Exchange Act) by Arrow during the three months ended September 30, 2025. On July 23, 2025, the Board increased the available amount for share repurchase by $5 million, authorizing management, in its discretion, to repurchase from time to time, in the open market or in privately negotiated transactions, shares of Arrow common stock. 52,947 shares were purchased during the three months ended September 30, 2025. As of September 30, 2025, $5,066,228 remained available under the most recent authorization for the repurchase of shares.

Third Quarter 2025 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1,2]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
July	19,552	$27.17	19,552	5,957,443
August	33,395	26.69	33,395	5,066,228
September	—	—	—	5,066,228
Total	52,947	26.87	52,947

1 In the months indicated, the listed number of shares purchased were purchased by Arrow through such methods: July -
repurchased under the repurchase authorization (19,552 shares); August - repurchased under the repurchase authorization
(33,395 shares); and September - none.
2 Average price paid per share excludes the Stock Buyback Tax Under the Inflation Reduction Act of 2022.
3 Reflects the approximate dollar value of shares that may yet be purchased under the repurchase authorization as of
September 30, 2025.
Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None

Item 5.
Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Professional Services Agreement, dated as of July 1, 2025, by and between the Registrant and David D. Kaiser, incorporated herein by reference from the Registrant's Current Report on Form 8-K file on July 1, 2025, Exhibit 10.1

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
ARROW FINANCIAL CORPORATION
Registrant

November 6, 2025	/s/ David S. DeMarco
Date	David S. DeMarco
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2025	/s/ Penko Ivanov
Date	Penko Ivanov
Chief Financial Officer
(Principal Financial and Accounting Officer)