Form 10-K
period 2025-12-31
ARROW FINANCIAL CORP
filed 2026-03-06
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by a check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7562(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $426,347,636
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 27, 2026
Common Stock, par value $1.00 per share	16,511,643
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for Annual Meeting of Shareholders to be held June 3, 2026 are incorporated by reference into Part III of this Form 10-K.

Auditor Name: Crowe LLP         Auditor Location: Indianapolis, Indiana         Auditor Firm ID: 173

ARROW FINANCIAL CORPORATION
FORM 10-K

NOTE ON TERMINOLOGY
In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “the Company,” “we,” “us,” and “our,” generally refer to Arrow Financial Corporation and subsidiaries as a group, except where the context indicates otherwise.  At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 198 domestic (U.S.-based) bank holding companies with $3 to $10 billion in total consolidated assets as identified in the Federal Reserve Board’s most recent “Bank Holding Company Performance Report” (which is the Performance Report for the most recently available period ending September 30, 2025), and peer group data has been derived from such Report.  This peer group is not, however, identical to either of the peer groups comprising the two bank indices included in the stock performance graph on pages 21 and 22 of this Report.

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
•Geopolitical and other external events, such as severe weather, natural disasters, public health emergencies and pandemics, acts of war or terrorism, and other external events could impact Arrow Bank’s ability to conduct business.
•The market price of Arrow’s common stock may decline as a result of the Merger.
•Combining Arrow and Adirondack may be more difficult, costly or time-consuming than expected, and Arrow may fail to realize the anticipated benefits of the Merger.
•The Agreement may be terminated in accordance with its terms and the Merger may not be completed.
•Arrow faces continuing and growing security risks to its information base including the information maintained relating to customers, and any breaches in the security systems implemented to protect this information could have a material negative effect on Arrow's business operations and financial condition.
•Arrow Bank is subject to risks and losses resulting from fraudulent activities that could adversely impact its financial performance and results of operations.
•Business could suffer if Arrow loses key personnel unexpectedly.
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
•Arrow Bank’s commercial and commercial real estate loans increase its exposure to credit risks.
•Arrow Bank’s indirect and consumer lending involves risk elements in addition to normal credit risk.
•Arrow may not pay or may reduce the dividends paid on shares of its common stock, and its ability to pay dividends is subject to certain restrictions.
•Arrow operates in a highly regulated industry and face risks associated with noncompliance. Federal banking statutes and regulations could change in the future, which may adversely affect Arrow.
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
Arrow’s business consists primarily of the ownership, supervision and control of Arrow Bank, including the bank's subsidiaries.  Arrow provides various advisory and administrative services and coordinates the general policies and operation of Arrow Bank. Arrow Bank engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing. Arrow Bank also provides retirement planning, trust and estate administration services for individuals, and pension, profit-sharing and employee benefit plan administration for corporations and, through its insurance subsidiary, sells property and casualty insurance and sells and services group health care policies and life insurance.
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

Adirondack Bancorp, Inc. Merger: On February 25, 2026, Arrow and Adirondack Bancorp, Inc. (“Adirondack”), the parent company of Adirondack Bank, jointly announced that both companies’ boards of directors have unanimously approved an agreement and plan of merger (the “Agreement”) pursuant to which Adirondack will merge with and into Arrow Merger Sub, Inc. ("Merger Sub"), a Maryland Corporation and wholly owned subsidiary of Arrow (the "Merger").
Adirondack Bank is a state-chartered financial institution headquartered in Utica, New York. Adirondack Bank operates 19 branch locations spanning Oneida, Herkimer, Franklin, Essex and Clinton counties, and a loan production office in Onondaga County. In Adirondack's December 31, 2025 unaudited Consolidated Statement of Financial Condition, Adirondack reported total assets of $942 million, total deposits of $848 million, and total loans of $624 million.
Upon the terms and subject to the conditions of the Agreement, Adirondack shareholders will receive a combination of stock and cash upon closing of the Merger with Arrow. Each outstanding share of Adirondack common stock will be converted into 1.8610 shares of Arrow common stock plus $18.72 in cash. Based on the closing stock price of AROW common stock of $34.43 as of February 25, 2026, the aggregate implied transaction value was approximately $89.1 million.
Closing of the transaction is expected late in the second quarter or early in the third quarter of 2026 following receipt of approvals from regulatory authorities, the approval of Adirondack shareholders, and the satisfaction of other customary closing conditions.
USE OF NON-GAAP FINANCIAL MEASURES
The Securities and Exchange Commission ("SEC") has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  "GAAP" refers to generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required.  The following measures used in this Report, which are commonly utilized by financial institutions, have not been specifically exempted by the SEC and may constitute "non-GAAP financial measures" within the meaning of the SEC's rules. A reconciliation of non-GAAP financial measures to the closest comparable GAAP financial measures is included on page 25 of this Annual Report on Form 10-K.

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

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and noninterest income.  Net interest income as utilized in calculating the efficiency ratio is typically the same as the net interest income presented in selected financial information, i.e., it is expressed on a tax-equivalent basis.  Moreover, many financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain recurring component elements of income and expense, such as intangible asset amortization (which is included in noninterest expense under GAAP but may not be included therein for purposes of calculating the efficiency ratio) and securities gains or losses (which are reflected in the calculation of noninterest income under GAAP but may be ignored for purposes of calculating the efficiency ratio).  The Company makes these adjustments.

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

PART I
Item 1. Business

A. GENERAL
Arrow was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  As of December 31, 2025 the Company had one wholly-owned banking subsidiary, Arrow Bank National Association. Through Arrow Bank, Arrow indirectly owns various non-bank subsidiaries, including an insurance agency, a registered investment adviser and a REIT. See "The Company and Its Subsidiaries," above.

Arrow Bank (dollars in thousands and data is as of December 31, 2025)

Total Assets at Year-End	$4,421,212
Employees (full-time equivalent)	578
Bank Branches	38
Insurance Offices	9
Main Office	250 Glen Street Glens Falls, NY

Arrow’s business consists primarily of the ownership, supervision and control of Arrow Bank, including the bank's subsidiaries.  Arrow provides various advisory and administrative services and coordinates the general policies and operation of Arrow Bank. There were 578 full-time equivalent employees, including 40 employees within Arrow's insurance agency subsidiary, at December 31, 2025. See the discussion of our human capital resources in Section G ("HUMAN CAPITAL") of this Item 1.
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

C. SUPERVISION AND REGULATION
The following generally describes the laws and regulations to which Arrow is subject.  Bank holding companies, banks and their affiliates are extensively regulated under both federal and state law.  To the extent that the following information summarizes statutes or regulations, it is qualified in its entirety by reference to the particular provisions of the various statutes and regulations. Any change in applicable law or regulation may have a material effect on business operations, customers, prospects and investors.

Bank Regulatory Authorities with Jurisdiction over Arrow and Arrow Bank
Arrow is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act") and as such is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB").  As a "bank holding company" under New York State law, Arrow is also subject to regulation by the New York State Department of Financial Services. Arrow Bank is a national bank and is subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). Arrow Bank is a member of the Federal Reserve System and the deposits of Arrow Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC").  The BHC Act generally prohibits Arrow from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities.  Under the BHC Act, a bank holding company generally must obtain FRB approval before acquiring, directly or indirectly, voting shares of another bank or bank holding company, if after the acquisition the acquirer would own 5 percent or more of a class of the voting shares of that other bank or bank holding company.  Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states, subject to certain limitations. Bank holdings companies that meet certain qualifications may choose to apply to the FRB for designation as “financial holding companies.” Upon receipt of such designation, a financial holding company may engage in a broader array of activities, such as insurance underwriting, securities underwriting and merchant banking. Arrow has not attempted to become, and has not been designated as, a financial holding company.
The FRB and the OCC have broad regulatory, examination and enforcement authority. The FRB and the OCC conduct regular examinations of the entities they regulate. In addition, banking organizations are subject to requirements for periodic reporting to the regulatory authorities.  The FRB and OCC have the authority to implement various remedies if they determine that the financial condition, capital, asset quality, management, earnings, liquidity or other aspects of a bank holding company or bank's operations are unsatisfactory or if they determine the banking organization is violating or has violated any law or regulation, respectively. The authority of the federal bank regulators over banking organizations includes, but is not limited to, prohibiting unsafe or unsound practices; requiring affirmative action to correct a violation or unsafe or unsound practice; issuing cease-and-desist orders; requiring the organization to increase capital; requiring the organization to sell subsidiaries or other assets; restricting dividends, distributions and repurchases of the organization's stock; restricting the growth of the organization; assessing civil money penalties; removing officers and directors; and terminating deposit insurance. The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices for certain other reasons.

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
Regulation of Transactions between Banks and their Affiliates
Transactions between banks and their "affiliates" are regulated by Sections 23A and 23B of the Federal Reserve Act (FRA), and its implementing regulation, Regulation W. The term “affiliate” generally includes any company that controls or is under common control with a bank. Therefore, under Section 23A and Regulation W, Arrow and its investment adviser subsidiary are affiliates of Arrow Bank.
Section 23A of the Federal Reserve Act and Regulation W limit the aggregate outstanding amount of any bank’s loans and other “covered transactions” with any particular affiliate to no more than 10% of the institution’s capital stock and surplus, and limits the aggregate outstanding amount of any bank’s covered transactions with all of its affiliates to no more than 20% of its capital stock and surplus. “Covered transactions” are defined by law and regulation to include a loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A of the Federal Reserve Act and Regulation W also generally requires that bank’s loans to its affiliates be, at a minimum, 100% secured. Section 23B of the Federal Reserve Act and Regulation W generally require that a bank’s transactions with its affiliates, including but not limited to “covered transactions,” be on terms and under circumstances that are substantially the same or at least as favorable to the Bank, as those prevailing for comparable transactions with or involving non-affiliates.
Regulatory Capital Standards
An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
The capital requirements applicable to Arrow Bank consist of two basic types of capital measures, a leverage ratio and a set of risk-based capital measures.
Leverage Ratio. The applicable capital requirements require a leverage ratio of 4.0%. The leverage ratio is defined as the ratio of the institution's "Tier 1" capital to total tangible assets.

Risk-Based Capital Measures. Current risk-based capital measures assign various risk weightings to all of the institution's assets, by asset type, and to certain off balance sheet items, and then establish minimum levels of capital to the aggregate dollar amount of such risk-weighted assets. Under the risk-based capital requirements, there are eight major risk-weighted categories of assets (although there are several additional super-weighted categories for high-risk assets that are generally not held by community banking organizations like Arrow Bank). The capital requirements include a measure called the "common equity tier 1 capital ratio" (CET1). For this ratio, only common equity (i.e., common stock plus surplus plus retained earnings) qualifies as capital (i.e., CET1). Preferred stock and trust preferred securities, which qualify as Tier 1 capital, are not included in CET1 capital. Under these rules, CET1 capital also includes most elements of accumulated other comprehensive income (AOCI), including unrealized securities gains and losses, as part of both total regulatory capital (numerator) and total assets (denominator). However, smaller banking organizations like Arrow Bank were given the opportunity to make a one-time irrevocable election to include or not to include certain elements of AOCI, most notably unrealized securities gains or losses. Arrow Bank made such an election, and therefore does not include unrealized securities gains and losses in calculating the CET1 ratio under the capital requirements. The minimum CET1 ratio under these requirements is 4.50%.
The capital requirements require a minimum ratio for Tier 1 risk-based capital to be 6.0%, and the minimum level for total risk-based capital under the capital requirements is 8.0%.
The capital requirements also incorporated a so-called "capital conservation buffer" (set at 2.5%), which must be added to each of the minimum required risk-based capital ratios (i.e., the minimum CET1 ratio, the minimum Tier 1 risk-based capital ratio and the minimum total risk-based capital ratio). When, during economic downturns, an institution's capital begins to erode, the first deductions from a regulatory perspective would be taken against the capital conservation buffer. To the extent that such deductions should erode the buffer below the required level, the institution will not necessarily be required to replace the buffer deficit immediately, but will face restrictions on paying dividends and other negative consequences until the buffer is fully replenished.
Also under the applicable capital requirements, including those imposed through Dodd-Frank, TRUPs issued by small- to medium-sized banking organizations (such as Arrow Bank) that were outstanding on the Dodd-Frank grandfathering date for TRUPS (May 19, 2010) will continue to qualify as tier 1 capital, up to a limit of 25% of tier 1 capital, until the TRUPs mature or are redeemed, subject to certain limitations. See the discussion of grandfathered TRUPs in Section E ("CAPITAL RESOURCES AND DIVIDENDS") of Item 7.

The following is a summary of the definitions of capital under the various risk-based measures in the applicable capital requirements:

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

The following table presents the Capital Rules applicable to Arrow and Arrow Bank:

Year, as of January 1	2025
Minimum CET1 Ratio	4.500%
Capital Conservation Buffer ("Buffer")	2.500%
Minimum CET1 Ratio Plus Buffer	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	10.500%
Minimum Leverage Ratio	4.000%

At December 31, 2025, Arrow and Arrow Bank exceeded, by a substantial amount, each of the applicable minimum capital ratios established under the applicable capital requirements, including the minimum CET1 Ratio, the minimum Tier 1 Risk-Based Capital Ratio, the minimum Total Risk-Based Capital Ratio, and the minimum Leverage Ratio, and including in the case of each risk-based ratio, the capital buffer. See Note 20. Regulatory Matters to the Consolidated Financial Statements for a presentation of Arrow Bank's period-end ratios for 2025 and 2024.

Regulatory Capital Classifications. Under applicable banking law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  The regulators have established five capital classifications for banking institutions, ranging from the highest category of "well-capitalized" to the lowest category of "critically under-capitalized". Under the applicable law and regulation, a banking institution is considered "well-capitalized" if it meets the following capitalization standards on the date of measurement: a CET1 risk-based capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a total risk-based capital ratio of 10.0% or greater, and a leverage ratio of 5.0% or greater, provided the institution is not subject to any written agreement, order, capital directive, or prompt corrective action directive regarding capital maintenance.
As of December 31, 2025, Arrow Bank qualified as "well-capitalized" under applicable prompt corrective action provisions.

Dividend Restrictions; Other Regulatory Sanctions
A holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business, including for example, through acquisitions of additional banking organizations or permitted non-bank companies, may be restricted if its capital falls below minimum regulatory capital ratios or fails to meet other informal capital guidelines that the regulators may apply from time to time to specific banking organizations.  In addition to these potential regulatory limitations on payment of dividends, Arrow's ability to pay dividends to shareholders, and Arrow Bank's ability to pay dividends to Arrow are also subject to various restrictions under applicable corporate laws, including banking laws (which affect Arrow Bank) and the New York Business Corporation Law (which affects Arrow). The ability of Arrow and Arrow Bank to pay dividends or repurchase shares in the future is, and is expected to continue to be, influenced by regulatory policies, the capital requirements and other applicable law.
In cases where banking regulators have significant concerns regarding the financial condition, assets or operations of a bank holding company and/or one of its banks, the regulators may take enforcement action or impose enforcement orders, formal or informal, against the holding company or the particular bank.  If the ratio of tangible equity to total assets of a bank falls to 2% or below, a bank can be closed and placed in receivership, with the FDIC as receiver.

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

The Bank Secrecy Act and the USA PATRIOT ACT
The Bank Secrecy Act (“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), as well as the implementing regulations of the U.S. Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) and the OCC, require Arrow Bank to implement a compliance program to detect and prevent money laundering, terrorist financing, and illicit financial activities by domestic and international customers. Together, the BSA and USA PATRIOT Act require the Bank to implement internal controls, identify and verify customers, conduct customer due diligence and enhanced due diligence for certain account relationships, identify and verify the identity of beneficial owners of customers that are legal entities, maintain records, and file reports regarding suspicious transactions, among other things. The OCC routinely examines Arrow Bank for compliance with these obligations.
The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve applications, including applications to engage in a merger or other acquisition. Accordingly, if the Bank engages in certain transactions, including a merger or other acquisition, its controls designed to combat money laundering would be considered as part of the application process.
Arrow Bank has established procedures for compliance with these requirements. Compliance with the provisions of the BSA, the USA PATRIOT Act, and other anti-money laundering laws and regulations results in substantial costs on all financial institutions.

Sanctions
The U.S. Department of the Treasury's Office of Foreign Assets Control (“OFAC”) is responsible for helping to insure that United States persons, including banks, do not engage in transactions with certain sanctioned individuals, entities, organizations, and jurisdictions, as defined by various regulations, Executive Orders and Acts of Congress. OFAC publishes lists of persons, entities, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts or engaging in other sanctioned or prohibited activities, including, but not limited to, the List of Specially Designated Nationals and Blocked Persons. If Arrow Bank finds the name or involvement of any sanctioned person, entity, organization, or jurisdiction on or related to any transaction, account or wire transfer, Arrow Bank must freeze or block such account or transaction, file reports with OFAC, notify the appropriate authorities and maintain appropriate records, among other requirements.

Community Reinvestment Act
Arrow Bank is subject to the Community Reinvestment Act ("CRA") and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low and moderate-income individuals. CRA ratings are taken into account by regulators in reviewing certain applications made by Arrow and Arrow Bank. The Bank’s most current CRA rating was “Satisfactory.”
The Dodd-Frank Act
Dodd-Frank significantly changed the regulatory structure for financial institutions and their holding companies, for example, through imposing additional capital requirements. Among other provisions, Dodd-Frank implemented corporate governance revisions that apply to all public companies, not just financial institutions, permanently increased the FDIC’s standard maximum deposit insurance amount to $250,000, changed the FDIC insurance assessment base to assets rather than deposits and increased the reserve ratio for the deposit insurance fund to ensure the future strength of the fund. The federal prohibition on the payment of interest on certain demand deposits was repealed, thereby permitting depository institutions to pay interest on business transaction accounts. Dodd-Frank established a new federal agency, the Consumer Financial Protection Bureau (the “CFPB”), centralizing significant aspects of consumer financial protection under this agency. Limits were imposed for debit card interchange fees for issuers that have assets greater than $10 billion, which also could affect the amount of interchange fees collected by financial institutions with less than $10 billion in assets. Dodd-Frank also imposed new requirements related to mortgage lending, including prohibitions against payment of steering incentives and provisions relating to underwriting standards, disclosures, appraisals and escrows. The Volcker Rule prohibited banks and their affiliates from engaging in proprietary trading and investing in certain unregistered investment companies.
Federal banking regulators and other agencies including, among others, the FRB, the OCC and the CFPB, have been engaged in extensive rule-making efforts under Dodd-Frank, as explained above.

    Incentive Compensation
The federal banking agencies have released comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three core principles; (i) balanced risk-taking incentives; (ii) effective internal controls and risk management compatibility, and (iii) strong corporate governance. Management believes the current and past compensation practices of Arrow and Arrow Bank do not encourage excessive risk taking or undermine the safety and soundness of the organization. The federal bank regulators issued proposed rules to address incentive-based compensation arrangements in 2016. In May 2024, several federal banking agencies sought to re-propose the incentive compensation regulation, but some of the agencies did not adopt the proposal; in 2025, the FDIC withdrew its authorization for the proposal.

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Arrow, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Deposit Insurance Laws and Regulations
The Dodd-Frank Act established the minimum required Deposit Insurance Fund Reserve Ratio of 1.35% by September 30, 2028. In response to updated analysis and projections for the fund balance and the Deposit Insurance Fund Reserve Ratio, the FDIC adopted a final rule in October 2022 increasing the initial base deposit insurance assessment rate schedules by two percent effective January 1, 2023 and beginning on the first quarterly assessment period of 2023. The increase is intended to ensure that the reserve ratio meets the minimum ratio of 1.35% by the September 30, 2028 statutory deadline. Arrow is unable to predict whether or to what extent the FDIC may elect to impose additional special assessments on insured institutions in upcoming years, especially in light of high-profile regional bank failures such as those that occurred in 2023.

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

D. LEGISLATIVE DEVELOPMENTS
From time to time, various legislative and regulatory initiatives are introduced in Congress, state legislatures, and by regulatory authorities. These initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to change the financial institution regulatory environment. Such proposals could change banking laws and regulations and the operating environment of Arrow and Arrow Bank in substantial, but unpredictable ways. Arrow cannot predict whether any such legislation or regulations will be enacted, and, if enacted, the effect that they would have on Arrow or Arrow Bank's financial condition or results of operations.

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

G. HUMAN CAPITAL
Arrow has prioritized investment in the well-being, performance, engagement and development of its employees. This includes, but is not limited to, providing access to well-being resources and assistance, offering competitive compensation and benefits to attract and retain top-level talent, empowering team members to take an active role in the formation and execution of the business strategy, and fostering a diverse and inclusive work environment that reflects the many values of the communities that Arrow serves. One example is through Arrow University, through which we are investing in our people by bringing employee learning and development to the forefront. At December 31, 2025, Arrow had 578 full-time equivalent employees.

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

Community Commitment
Arrow remains dedicated to strengthening the financial well-being of the communities we serve. One of the strongest ways we care for our communities is through our charitable contributions, partnerships and volunteerism. Since 2019, Arrow and our team members have donated more than $4 million to non-profit organizations in our service area. We also engage in community development efforts through measurable and impactful employee volunteerism, financial literacy initiatives and strategic partnerships with local organizations to meet the financial needs of the low- to moderate-income population. To further assist our communities, we have a lending program to facilitate first-time home ownership.

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

I. EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of Arrow and positions held by each are presented in the following table:

Name	Age	Positions Held and Years from Which Held
David S. DeMarco	64
President and Chief Executive Officer of Arrow and Arrow Bank since May 13, 2023. Mr. DeMarco joined the Company in 1987 as a commercial lender and since that time has served in positions of increasing responsibility within the organization. In 2012, he was named President and CEO of SNB. In May 2023, he was named President and CEO of the Company and SNB's sister bank, GFNB. He holds a bachelor’s degree in finance from the University of Texas at Austin. Mr. DeMarco is a graduate of the Adirondack Regional Chamber of Commerce’s Leadership Program and the Stonier Graduate School of Banking. He serves as a Director of the Company and Arrow Bank and sits on the boards of various non-profits dedicated to healthcare and economic development.

Penko Ivanov	57	Chief Financial Officer, Treasurer and Chief Accounting Officer of Arrow and Arrow Bank effective February 21, 2023 and Senior Executive Vice President since February 1, 2024. Mr. Ivanov joined the Company in 2023 with more than 30 years of experience in Financial Planning & Analysis, Controllership, Sarbanes-Oxley Act compliance, Financial Reporting and Treasury. Mr. Ivanov previously served as CFO for Bankwell Financial Group, helping it almost double in size over six-plus years to $3.3 billion. He has held CFO positions at Darien Rowayton Bank and for Doral Bank’s U.S. Operations. He began his career with Ernst & Young and held accounting and finance positions at PepsiCo, GE Capital and Bridgewater Associates. Mr. Ivanov holds an MBA and bachelor’s degree in accounting and finance from the University of South Florida. He is also Six Sigma Black Belt certified.
Michael Jacobs	55
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

Brooke Pancoe	40	Chief Human Resources Officer of Arrow and Arrow Bank since February 1, 2024. Ms. Pancoe joined the Company in 2018 as Director of Human Resources. In her current role as Chief Human Resources Officer, she has executive oversight of the Company’s human resource strategies, which includes organizational design and succession planning, talent acquisition and retention, performance management, professional development and compensation and benefits. Prior to joining the Company, Ms. Pancoe held various human resource management roles within the power generation and engineering services industry. Ms. Pancoe holds a bachelor’s degree in psychology from Clark University in Worcester, MA, and an MBA from the University at Albany. In addition, she maintains a certified professional human resources designation.
Andrew J. Wise	59	Senior Executive Vice President and Chief Risk Officer of Arrow and Arrow Bank since February 1, 2024. Mr. Wise joined the Company in 2016 as Senior Vice President of Administration for GFNB. He has since been promoted to Senior Executive Vice President and Chief Risk Officer of the Company. He has more than 30 years of experience building and leading both community banks and bank-owned insurance agencies. Mr. Wise previously served as Vice President and CISO for The Adirondack Trust Company and acted as Executive Vice President, COO for Wise Insurance Brokers, Inc. He has extensive experience in designing, implementing and managing workflows and delivering operational efficiency. He holds a bachelor’s degree from Boston University’s School of Management.
Marc J. Yrsha	47	Chief Banking Officer of Arrow and Arrow Bank since February 1, 2024. Mr. Yrsha joined the Company in 2015. As Chief Banking Officer, Mr. Yrsha oversees the strategic direction of the Retail Banking unit, which includes retail deposits and lending, business development, consumer payments, business services, municipal banking, as well as small business and retail lending. In addition, Mr. Yrsha oversees the Wealth Management division and Marketing. Prior to joining our Company, Mr. Yrsha spent time in retail leadership, retail and commercial lending at large regional and community banks within the Arrow footprint. Mr. Yrsha is active in the community serving in leadership roles on a variety of boards. He is a graduate of Castleton University in Vermont and the Adirondack Regional Chamber of Commerce’s Leadership Adirondack Program.

J. AVAILABLE INFORMATION
Arrow's Internet address is www.arrowfinancial.com. Information available on our website is not part of, and is not incorporated into, this Annual Report on Form 10-K. The Company makes available, free of charge, on or through Arrow's website, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as practicable after they are filed or furnished with the SEC pursuant to the Exchange Act.  We intend to use our website to disclose material non-public information and various other documents related to corporate operations, the charters of principal board committees, and codes of ethics and to comply with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following and reviewing our news releases, filings with the SEC and other presentations.  The Company has adopted a financial code of ethics that applies to Arrow’s chief executive officer, chief financial officer and principal accounting officer and a business code of ethics that applies to all directors, officers and employees of Arrow and its subsidiaries. Both of these can be found at: https://www.arrowfinancial.com/Corporate/Governance.

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

MACROECONOMIC AND INDUSTRY RISKS

Arrow remains subject to inflationary risk which could adversely impact our business and our customers. Beginning in the first half of 2022, the FRB steadily increased in benchmark interest rates in response to signs of growing inflation. Although the FRB cut certain benchmark interest rates twice in the second half of 2024 and again in 2025, the inflationary outlook remains uncertain. Should interest rates rise, the value of our investment securities, particularly those with longer maturities, would likely decrease (although this effect may be mitigated for floating rate instruments). Further, continued inflation increases the cost of operational expenses which increases our noninterest expenses. Additionally, our customers may be affected by inflation, which could have a negative impact on their ability to repay loans. Finally, a higher inflationary environment may discourage our customers from pursuing new loans.

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

In particular the use or implementation of artificial intelligence (AI) applications and generative AI technologies are a recent example of an emerging technology providing significant value to operations and service that also present additional risks for consideration. AI models may rely on complex algorithms and vast datasets. Errors, biases, or generating false information in these models, or unexpected system failures, could lead to flawed decisions, financial losses, compliance failures, or degraded customer experiences, impacting profitability and client retention. AI systems also may process sensitive customer data, and security breaches or unauthorized access to these systems could result in data theft, loss of intellectual property, and significant penalties and damages to customer trust. In addition to risks associated with direct adoption of AI applications by us, we face the risk of associates utilizing unauthorized publicly sourced AI tools to complete business functions. Unauthorized use of AI tools could lead to the unintended exposure of confidential data, use of inaccurate results, and a number of other risks. Additionally, third-party service providers are quickly embedding AI capabilities in their technology to provide more robust and efficient services. Some embedded AI capabilities could risk the exposure of confidential company data if being used in a multi-tenant environment or being used to train AI systems. Arrow is still evaluating the potential threats and uses of this technology.

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

Geopolitical and other external events, such as severe weather, natural disasters, public health emergencies and pandemics, acts of war or terrorism, and other external events could impact Arrow Bank’s ability to conduct business. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. Arrow Bank may also be affected by severe weather events or public health emergencies. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, financial markets may be adversely affected by the actual or anticipated impact of military conflict, terrorism or other geopolitical events, including trade disputes.

RISKS RELATED TO MERGER WITH ADIRONDACK

The market price of Arrow’s common stock may decline as a result of the Merger. The market price of Arrow’s common stock may decline as a result of the Merger if Arrow does not achieve the perceived benefits of the Merger or the effect of the Merger on Arrow’s financial results is not consistent with the expectations of financial or industry analysts.
In addition, the consummation of the Merger will result in the combination of two companies that currently operate as independent companies. While Arrow expects to benefit from certain synergies following the Merger, Arrow may also encounter new risks and liabilities associated with these differences. Following the Merger, shareholders of Arrow and Adirondack will own interests in a combined company operating an expanded business and may not wish to continue to invest in Arrow, or for other reasons may wish to dispose of some or all of Arrow’s common stock. If, following the effective time of the Merger, large amounts of Arrow’s common stock are sold, the price of Arrow’s common stock could decline.

Combining Arrow and Adirondack may be more difficult, costly or time-consuming than expected, and Arrow may fail to realize the anticipated benefits of the Merger. The benefits and synergies expected to result from the proposed Merger will depend in part on whether the operations of Adirondack can be integrated in a timely and efficient manner with those of Arrow. Arrow will face challenges and costs in consolidating its functions with those of Adirondack, and integrating the organizations, procedures and operations of the two businesses. The integration of Arrow and Adirondack will be complex and time-consuming, and the management of both companies will have to dedicate substantial time and resources to it. Failure to successfully integrate the operations of Arrow and Adirondack could result in the failure to achieve some of the anticipated benefits from the transaction, including cost savings and other operating efficiencies.

The Agreement may be terminated in accordance with its terms and the Merger may not be completed. The Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include, among other things: (i) approval of the Agreement by the requisite vote of the shareholders of Adirondack (ii) authorization for listing on Nasdaq of the shares of Arrow’s common stock to be issued in the Merger, (iii) receipt of required regulatory approvals, including the approval of the Federal Reserve Board, the OCC and the New York State Department of Financial Services, without the imposition of any condition or restriction that would be reasonably expected to have a material adverse effect on the continuing corporation and its subsidiaries, taken as a whole, after giving effect to the Merger and the Bank Merger, (iv) effectiveness of the registration statement on Form S-4 for Arrow’s common stock to be issued in the Merger, and (v) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger, the Bank Merger or any of the other transactions contemplated by the Merger agreement or making the completion of the Merger, the Bank Merger or any of the other transactions contemplated by the Merger agreement illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (b) performance in all material respects by the other party of its obligations under the Merger agreement, and (c) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. In addition, Arrow’s obligation to complete the Merger is also subject to holders of fewer than 5% of the outstanding shares of Adirondack’s common stock perfecting their appraisal rights under appliable New York law.

These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger agreement at any time, before or after the requisite vote of the shareholders of Adirondack or Arrow, Arrow Merger Sub, Inc., or Adirondack Inc. may elect to terminate the Merger agreement in certain other circumstances.

Additionally, Arrow has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger agreement, as well as the costs and expenses of preparing, filing, printing and mailing of a joint proxy statement/prospectus in connection with the Merger, and all filing and other fees paid in connection with the Merger. If the Merger is not completed, Arrow would have to pay these expenses without realizing the expected benefits of the Merger.

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

Arrow Bank is subject to risks and losses resulting from fraudulent activities that could adversely impact its financial performance and results of operations. As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Arrow Bank is most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to customers and through online banking portals.

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

Arrow Bank's allowance for expected credit losses may be insufficient, and an increase in the allowance would reduce earnings. Arrow Bank's loan quality is affected by the condition of the economy. Like other financial institutions, Arrow Bank maintains an allowance for credit losses to provide for expected credit losses at the balance sheet date. While Arrow Bank has continued to enjoy a very high level of quality in its loan portfolio generally and very low levels of loan charge-offs and non-performing loans, if the economy in Arrow Bank's geographic market area should deteriorate to the point that recessionary conditions return, or if the regional or national economy experiences a protracted period of stagnation, the quality of our loan portfolio may weaken so significantly that its allowance for loan losses may not be adequate to cover actual or expected loan losses. In such events, Arrow Bank may be required to increase its provisions for credit losses and this could materially and adversely affect financial results. The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for credit losses is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loss experience and loan underwriting policies. In addition, Arrow Bank evaluates all loans identified as problem loans and augments the allowance based upon an estimation of the potential loss associated with those problem loans. Additions to the allowance for credit losses decrease net income through provisions for credit losses. Arrow Bank's regulators, in reviewing the loan portfolio as part of a regulatory examination, may from time to time require Arrow Bank to increase the allowance for credit losses, thereby negatively affecting earnings, financial condition and capital ratios at that time. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans and leases, identification of additional problem loans and other factors, both within and outside of Arrow's control. Additions to the allowance could have a negative impact on Arrow Bank's results of operations, which would impact the Company's results of operations.

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

In addition, Arrow Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. Arrow Bank also receives funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area also has made, and may continue to make, it difficult for us to obtain reasonably priced deposits.

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

LOAN PORTFOLIO RISKS

Arrow Bank’s commercial and commercial real estate loans increase its exposure to credit risks. At December 31, 2025, Arrow’s commercial and commercial real estate loans totaled $984 million, or 29% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of such loans often depends on the successful business operations and income stream of the borrowers and are generally more sensitive to economic conditions. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to consumer loans or residential real estate loans, and the collateral securing such loans often cannot be liquidated as easily as residential real estate. A sudden downturn in the economy, or a prolonged downturn for specific industries, could result in borrowers being unable to repay their loans, thus exposing Arrow to increased credit risk.

Arrow Bank’s indirect and consumer lending involves risk elements in addition to normal credit risk. At December 31, 2025, Arrow Bank’s consumer loans totaled $1,076 million, or 33% of total loans. A portion of such lending involves the purchase of consumer automobile installment sales contracts from automobile dealers located throughout New York and Vermont. These loans are for the purchase of new or used automobiles. Arrow Bank serves customers that cover a range of creditworthiness, and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, such loans involve risk elements in addition to normal credit risk. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers. While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by loan-to-value ratios that could result in us not recovering the full value of an outstanding loan upon default by the borrower. State and federal laws may further limit our ability to recover outstanding principal balances on such loans. If the losses from our indirect loan portfolio are higher than anticipated, it could have a material adverse effect on Arrow Bank’s financial condition and results of operations.

RISKS RELATED TO OWNING OUR COMMON STOCK

Arrow may not pay or may reduce the dividends paid on shares of its common stock, and its ability to pay dividends is subject to certain restrictions. Holders of Arrow common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. In addition, Arrow is a bank holding company, and its ability to declare and pay dividends is dependent on federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Any change in the level of our dividends or the suspension of the payment thereof could have an adverse effect on the market price of our common stock.

LEGAL, TAX, REGULATORY AND COMPLIANCE RISKS

Arrow operates in a highly regulated industry and face risks associated with noncompliance. Federal banking statutes and regulations could change in the future, which may adversely affect Arrow. Arrow and Arrow Bank are subject to extensive federal and state banking regulations and supervision. Banking laws and regulations are intended primarily to protect bank depositors’ funds (and indirectly the Federal Deposit Insurance Fund) as well as bank retail customers, who may lack the sophistication to understand or appreciate bank products and services. These laws and regulations generally are not, however, aimed at protecting or enhancing the returns on investment enjoyed by bank shareholders.
Applicable laws and regulations restrict our lending practices, require us to expend substantial additional resources to ensure compliance, and subject Arrow Bank to minimum capital requirements which, in the long run, may serve as a drag on its earnings, growth and ultimately on our dividends and stock price. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the adequacy of the level of our allowance for loan losses. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth or merger activity, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance or to place Arrow Bank into receivership or conservatorship.
Future statutory and regulatory changes, including additional guidance and interpretations of existing rules and requirements, are difficult to predict and could add to the existing regulatory burden imposed on banking organizations like Arrow Bank, resulting in a potential material adverse effect on Arrow's financial condition and results of operations.

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
Arrow also regularly reviews and updates its existing internal controls and procedures and corporate governance policies and procedures intended to protect its business operations, which includes the security and privacy of the confidential information of its customers. In addition, Arrow engages a variety of vendors to meet data processing and communication needs, including evaluating our cybersecurity readiness and resilience through ongoing vulnerability assessments and audits. Arrow communicates and works directly with all of our critical information technology ("IT") vendors to resolve issues and install releases. We perform business continuity plan testing on a periodic basis. Additionally, as part of our third-party risk management program, we require specific security standards for third-party providers.
Arrow has not experienced a material effect on the Company’s business strategy, results of operations or financial condition as a result of a significant compromise, significant data loss or any material financial losses related to cybersecurity incidents or other security problems. See Item 1A., Risk Factors, "Operational Risks" above.
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

Arrow’s Board of Directors, Chief Information Officer, Director of IT and the Enterprise Risk Management (“ERM”) committee at the senior management level all have a role in the cybersecurity risk management program. The Board receives quarterly reports from the ERM committee regarding relevant key risk indicators, which include incident response reporting, information technology and cybersecurity initiatives, and the results of ongoing vulnerability assessments and audits.
The ERM Committee is chaired by the Chief Risk Officer and includes the Chief Information Officer, Director of Information Technology, and Director of Internal Audit. The members of our ERM committee collectively have expertise and insight into cybercrime prevention, social engineering, identity theft, and fraud prevention.

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
In the opinion of management, the physical properties of Arrow and its subsidiaries are suitable and adequate.  For more information on Arrow's properties, see Note 2. Summary of Significant Accounting Policies, Note 6. Premises and Equipment, and Note 18. Leases to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

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
As announced in the November 5, 2025 Current Report on Form 8-K filed with the SEC, Arrow received preliminary approval of a settlement of the Shareholder Derivative Complaint filed by Stephen Bull as described in various SEC filings over the last 18 months. The Court granted final approval of the settlement on January 22, 2026 and the matter is now closed. There was no material financial impact to results of operations or financial position of Arrow as a result of the settlement.

Item 4. Mine Safety Disclosures - None

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Arrow's common stock is traded on the Nasdaq Global Select Market under the symbol AROW.
Based on information received from Arrow's transfer agent and various brokers, custodians and agents, Arrow estimates there were approximately 2,000 registered shareholders of Arrow’s common stock at February 27, 2026. Arrow has no other class of stock outstanding.

Equity Compensation Plan Information
The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2025. These equity compensation plans were (i) the 2022 Long-Term Incentive Plan ("LTIP") and its predecessors; (ii) the Amended and Restated 2011 Employee Stock Purchase Plan ("ESPP") and its predecessors; and (iii) the 2023 Directors' Stock Plan ("DSP") and its predecessors. The LTIP, the DSP and the ESPP have been approved by Arrow's shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)(2)(3)	282,719	$29.83	667,105
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	282,719		667,105

(1)The total of 282,719 shares listed in column (a) includes shares which are issuable pursuant to outstanding stock options granted under the LTIP or its predecessor plans.
(2)The total of 667,105 shares listed in column (c) includes (i) 349,081 shares of common stock available for future award grants under the LTIP, (ii) 274,948 shares of common stock available for future issuance under the ESPP and (iii) 43,076 shares of common stock available for future issuance under the DSP.
(3)The Weighted-Average Exercise Price listed in column (b) reflects the weighted-average exercise price of the 229,155 outstanding stock options, the only outstanding equity compensation with an exercise price, included in the column (a) total of 282,719.

STOCK PERFORMANCE GRAPH
The following graph provides a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the KBW Bank Index, the KBW Regional Bank Index and the NASDAQ Composite Index for the five-year period from December 31, 2020 to December 31, 2025.
The historical information in the graph may not be indicative of future performance of Arrow stock on the various stock indices.

Comparison of 5 Year Cumulative Total Return for 5 Year Period Ended December 31, 2025
(Assumes Initial Investment of $100 at December 31, 2020)
225
200
175
150
125
100
75
2020
2021
2022
2023
2024
2025
Arrow Financial Corporation
Russell 2000 Index
KBW Bank Index
KBW Regional Bank Index
NASDAQ Composite Index

Effective with this Annual Report on Form 10-K for the year ended December 31, 2025, Arrow has ceased use of the ABA NASDAQ Community Bank TR index and the Zacks $1B - $5B Bank Assets Index for the purposes of the above illustration and replaced them with the KBW Bank Index, the KBW Regional Bank Index, and the NASDAQ Composite Index which are more commonly used for financial institutions of Arrow's size.
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

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about repurchases by Arrow during the three months ended December 31, 2025 of Arrow's common stock (the only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934). On July 23, 2025, the Board increased the available amount for share repurchase by $5 million, authorizing management, in its discretion, to repurchase from time to time, in the open market or in privately negotiated transactions, shares of Arrow common stock.
No shares were purchased during the quarter ended December 31, 2025 under the most recent authorization for the repurchase of shares and as of December 31, 2025 $5,066,228 remained available.

Fourth Quarter 2025 Calendar Month	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October 1-31	—	$—	—	$5,066,228
November 1-30	—	—	—	5,066,228
December 1-31	—	—	—	5,066,228
Total	—	—	—

1 No shares were purchased in the open market under the ESOP on behalf of the participants under the ESOP by the administrator of the ESOP or by Arrow pursuant to the Company's most recent authorization for the repurchase of shares.
2 No shares were acquired under the most recent authorization for the repurchase of shares in October, November or December 2025.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended	12/31/2025	9/30/2025	6/30/2025	3/31/2025	12/31/2024
Selected Financial Information
Dollars in thousands, except per share amounts

	2025	2024	2023
Net Income	$43,953	$29,709	$30,075

Year-End Shares Outstanding	16,445	16,743	16,942
Basic Average Shares Outstanding	16,503	16,739	17,037
Diluted Average Shares Outstanding	16,505	16,745	17,037
Basic Earnings Per Share	$2.65	$1.77	$1.77
Diluted Earnings Per Share	2.65	1.77	1.77
Cash Dividends Per Share	1.14	1.09	1.06
Average Assets	4,389,573	4,266,721	4,084,519
Average Equity	412,315	384,858	362,781
Return on Average Assets	1.00%	0.70%	0.74%
Return on Average Equity	10.66%	7.72%	8.29%
Average Earning Assets	$4,197,528	$4,102,954	$3,948,708
Average Interest-Bearing Liabilities	3,212,900	3,126,495	2,903,925
Interest Income	210,147	194,993	162,564
Interest Income, Tax-Equivalent [1] *	210,683	195,638	163,328
Interest Expense	76,983	83,261	57,732
Net Interest Income	133,164	111,732	104,832
Net Interest Income, Tax-Equivalent [1] *	133,700	112,377	105,596
Net Interest Margin	3.17%	2.72%	2.65%
Net Interest Margin, Tax-Equivalent[1] *	3.19%	2.74%	2.67%
Efficiency Ratio Calculation*
Noninterest Expense	$102,934	$97,268	$93,048
Less: Intangible Asset Amortization	311	248	176
Net Noninterest Expense	102,623	97,020	92,872
Net Interest Income, Tax-Equivalent	133,700	112,377	105,596
Noninterest Income	32,432	28,074	29,117
Less: Net (Loss) Gain on Securities	542	(2,907)	(92)
Net Gross Income, Adjusted	$165,590	$143,358	$134,805
Efficiency Ratio*	61.97%	67.68%	68.89%
Year-End Capital Information:
Tier 1 Leverage Ratio	9.68%	9.60%	9.84%
Total Stockholders’ Equity (i.e. Book Value)	$431,852	$400,901	$379,772
Book Value per Share	26.26	23.94	22.42
Intangible Assets	25,530	25,847	22,983
Tangible Book Value per Share *	24.71	22.40	21.06
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans	0.19%	0.09%	0.07%
Provision for Credit Losses as a Percentage of Average Loans	0.21%	0.16%	0.11%
Allowance for Credit Losses as a Percentage of Year-End Loans	0.99%	0.99%	0.97%
Allowance for Credit Losses as a Percentage of Nonperforming Loans	405.94%	159.69%	147.82%
Nonperforming Loans as a Percentage of Year-End Loans	0.24%	0.62%	0.66%
Nonperforming Assets as a Percentage of Total Assets	0.20%	0.50%	0.51%

*See "Use of Non-GAAP Financial Measures" on page 5.

Arrow Financial Corporation
Reconciliation of Non-GAAP Financial Information
(Dollars In Thousands, Except Per Share Amounts)

Footnotes:

1.	Non-GAAP Financial Measure Reconciliation: Net Interest Margin is the ratio of annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding its financial performance.
		12/31/2025	12/31/2024	12/31/2023
	Interest Income (GAAP)	$210,147	$194,993	$162,564
	Add: Tax Equivalent Adjustment (Non-GAAP)	536	645	764
	Interest Income - Tax Equivalent (Non-GAAP)	210,683	195,638	163,328

	Net Interest Income (GAAP)	133,164	111,732	104,832
	Add: Tax-Equivalent adjustment (Non-GAAP)	536	645	764
	Net Interest Income - Tax Equivalent (Non-GAAP)	133,700	112,377	105,596
	Average Earning Assets	$4,197,528	4,102,954	3,948,708
	Net Interest Margin (Non-GAAP)	3.19%	2.74%	2.67%

2.	Non-GAAP Financial Measure Reconciliation: Tangible Book Value, Tangible Equity, and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity. These are non-GAAP financial measures which Arrow believes provides investors with information that is useful in understanding its financial performance.
		12/31/2025	12/31/2024	12/31/2023
	Total Stockholders' Equity (GAAP)	$431,852	$400,901	$379,772
	Less: Goodwill and Other Intangible assets, net	25,530	25,847	22,983
	Tangible Equity (Non-GAAP)	$406,322	$375,054	$356,789

	Period End Shares Outstanding	16,445	16,743	16,942
	Tangible Book Value per Share (Non-GAAP)	$24.71	$22.40	$21.06

CRITICAL ACCOUNTING ESTIMATES
The significant accounting policies, as described in Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements are essential in understanding the Management Discussion and Analysis. Many of the significant accounting policies require complex judgments to estimate the values of assets and liabilities. Arrow has procedures and processes in place to facilitate making these judgments. The more judgmental estimates are summarized in the following discussion. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, Arrow has used the factors that are believed to represent the most reasonable value in developing the inputs. Actual performance that differs from estimates of the key variables could impact the results of operations.

Allowance for credit losses: The allowance for credit losses consists of the allowance for credit losses on loans and unfunded loan commitments. The Current Expected Credit Loss ("CECL") approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. Arrow then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, Arrow considers forecasts about future economic conditions that are reasonable and supportable.
Arrow uses the discounted cash flow ("DCF") method to estimate expected credit losses for the commercial, commercial real estate, and residential segments. For each of these loan segments, Arrow generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default ("PD"), and segment-specific loss given default ("LGD") risk factors. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions. An allowance for credit loss is established for the difference between the instrument’s net present value of expected cash flows and amortized cost basis.
Arrow utilized regression analyses of peer data where observed credit losses and selected economic factors were utilized to determine suitable loss drivers for modeling lifetime PD rates. For the loan segments utilizing the DCF method, management utilizes externally developed economic forecasts for the selected loss drivers.
Arrow uses the vintage analysis method to estimate expected credit losses for the consumer loan segment. Under the vintage analysis method, an average loss rate is calculated based on the quarterly net charge-offs to the outstanding loan balance for each vintage year and applied to the outstanding loan balances based on the loan's vintage year.
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. The quantitative model utilizes a six-quarter economic forecast sourced from reputable third-parties that projects an increase of approximately 0.17% in the forecasted national unemployment rate and projects forecasted GDP to improve by approximately 0.05% from the previous year economic forecast.
To demonstrate the sensitivity of the allowance for credit losses estimate to macroeconomic forecast assumptions, the Company increased the projected rate of unemployment and reduced projected GDP growth by an additional 25, 50 and 100 bps causing a 3%, 6% and 13% increase in the overall estimated allowance for credit losses, respectively.
Arrow's policy on the allowance for credit losses is disclosed in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements of this Form 10-K.

A. OVERVIEW
The following discussion and analysis focuses on and reviews Arrow's results of operations for each of the years in the three-year period ended December 31, 2025 and the financial condition as of December 31, 2025 and 2024.  The discussion below should be read in conjunction with the selected annual financial information set forth above and the Consolidated Financial

Statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of 2025 Financial Results: Net income for 2025 was $44.0 million, up from $29.7 million for 2024.
Diluted earnings per share (EPS) was $2.65 for 2025, up from $1.77 for 2024. ROE and ROA for 2025 were 10.66% and 1.00%, respectively, as compared to 7.72% and 0.70%, respectively, for 2024.
Net interest income for the year ended December 31, 2025 was $133.2 million, an increase of $21.4 million, or 19.2%, from the prior year. Compared to the prior year, the increase was primarily due to the combination of increased interest income and decreased interest expense. Interest and fees on loans were $184.1 million for the year ended December 31, 2025, an increase of 7.4% from $171.3 million for the year ended December 31, 2024. The increase was primarily driven by loan growth and higher average loan rates. Interest expense for the year ended December 31, 2025 was $77.0 million. This represents a decrease of $6.3 million, or 7.5%, from the $83.3 million in interest expense for the prior year. The decrease in interest expense was driven primarily by lower average deposit rates and changes in deposit composition to lower-cost core deposits.
Net interest margin was 3.17% (3.19% FTE) for the year ended December 31, 2025, as compared to 2.72% (2.74% FTE) for the year ended December 31, 2024. The increase in net interest margin compared to the prior year was primarily the result of continued yield expansion on earning assets combined with the reduced cost of interest-bearing liabilities.
For the year ended December 31, 2025, the provision for credit losses related to the loan portfolio was $7.3 million, compared to $5.2 million in the prior year. The key drivers for the increase in provision for credit losses for 2025 were primarily the second quarter charge-off of the specific reserve of $3.75 million related to the CRE Participation and overall loan growth. The aforementioned CRE Participation was reclassified to Other Assets after the participating banks assumed control of the collateral properties and appointed a property manager to manage the day-to-day activities while exploring further options. The properties are being held in an unconsolidated limited liability company (LLC) in which Arrow has an ownership interest equivalent to its rights under the former CRE Participation. As previously disclosed, the properties are generating positive net operating income and the majority is tenant occupied.
Non-interest income was $32.4 million for the year ended December 31, 2025, an increase of 15.5%, as compared to $28.1 million for the year ended December 31, 2024. The increase in non-interest income from the previous year was primarily driven by a 2024 net loss on securities from the repositioning of the investment portfolio which reduced the 2024 non-interest income as well as increases in 2025 revenue related to wealth management, insurance and interchange fees.
Non-interest expense for the year ended December 31, 2025 increased by $5.7 million, or 5.8%, to $102.9 million, as compared to $97.3 million in 2024. The largest component of non-interest expense is salaries and benefits paid to our employees, which totaled $56.3 million in 2025 and increased $3.6 million, or 6.8%, from the prior year. Salaries and benefits were impacted by inflation-driven wage increases and rising benefit costs.
The provision for income taxes for 2025 was $11.4 million, compared to $7.6 million for 2024. The effective income tax rates for 2025 and 2024 were 20.6% and 20.5%, respectively.
Total assets were $4.4 billion at December 31, 2025, an increase of $139.5 million, or 3.2%, compared to December 31, 2024. The increase over the prior year end was primarily driven by loan growth and an overall increase in interest-earning deposits at banks.
Total investments were $572.8 million at December 31, 2025, an increase of $2.0 million, or 0.4%, compared to December 31, 2024. The increase reflected the reinvestment of the cash generated from paydowns and maturities of investments into higher yielding investments, and net unrealized gains of $19.5 million. There were no credit quality issues related to the investment portfolio.
At December 31, 2025, total loan balances reached $3.5 billion. Loan growth for the year was $59 million or 1.7%. The allowance for credit losses was $34.3 million at December 31, 2025, an increase of $0.7 million from December 31, 2024. The allowance for credit losses at December 31, 2025 represented 0.99% of loans outstanding, unchanged from 0.99% at year end 2024. Asset quality remained strong at December 31, 2025. Net loan charge-offs, expressed as an annualized percentage of average loans outstanding, were 0.19% for the year ended December 31, 2025, as compared to 0.09% for the prior year. The increase was the result of a charge-off of a previously reserved commercial loan participation in the second quarter of 2025. Nonperforming assets of $8.7 million at December 31, 2025, represented 0.20% of year end assets, compared to $21.5 million or 0.50% at December 31, 2024.
At December 31, 2025, total deposit balances were $3.9 billion, an increase of $111.5 million, or 2.9%, from the prior-year end level. Non-municipal deposits, excluding brokered CDs, increased by $131.6 million and municipal deposits decreased by $20.1 million, each as compared to December 31, 2024. Non-interest bearing deposits increased by $19.4 million, or 2.8%, during 2025. At December 31, 2025, total time deposits, excluding brokered CDs, increased $3.2 million from the prior-year end level.
Total borrowings were $4.3 million at December 31, 2025, a decrease of $4.3 million, or 50.4%, compared to December 31, 2024.
Total shareholders’ equity was $431.9 million at December 31, 2025, an increase of $31.0 million, or 7.7%, from December 31, 2024. Arrow's regulatory capital ratios remained strong in 2025. At December 31, 2025, Arrow's Common Equity Tier 1 Capital Ratio was 13.01% and the Total Risk-Based Capital Ratio was 14.76%. The capital ratios of Arrow and Arrow Bank continued to significantly exceed the “well capitalized” regulatory standards.
The changes in net income, net interest income and net interest margin between the current and prior year are discussed in detail under the heading "Results of Operations," beginning on page 29.
Regulatory Capital and Stockholders' Equity: As of December 31, 2025, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date Arrow Bank, continued to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules.  Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect.
Total stockholders' equity was $431.9 million at December 31, 2025, an increase of $31.0 million, or 7.7%, from December 31, 2024. The components of the change in stockholders' equity since year-end 2024 are presented in the Consolidated Statement of Changes in Stockholders' Equity on page 49. Total book value per share increased by 17.1% over the prior year-end level. The net increase in total stockholders' equity during 2025 principally reflected the following factors: (i) $44.0 million of net income for the year, (ii) other comprehensive income of $14.4 million and (iii) $1.7 million of equity related to various stock-based compensation plans, reduced by (iv) cash dividends of $18.9 million and (v) repurchases of common stock of 10.0 million. The Board of Directors declared and Arrow paid a cash dividend of $0.28 per share for the first and second quarters of 2025, $0.29 per share for the third and fourth quarters of 2025 and $0.30 per share for the first quarter of 2026.
Loan quality: Nonperforming loans were $8.5 million at December 31, 2025, a decrease of $12.6 million, or 59.8%, from year-end 2024. The ratio of nonperforming loans to year-end loans at December 31, 2025 was 0.24%, a decrease from 0.62% at December 31, 2024. Nonperforming loans are in various stages of work-out activities including, but not limited to, ongoing negotiations with the borrowers, borrowers looking to refinance with other lenders, potential foreclosures, as well as periodic updates to appraisals and cash flow analyses generated by the underlying collateral. Any future developments related to such activities may have a potential impact on financial results, however, the impact cannot be determined at this time.
Loans charged-off (net of recoveries) against the allowance for credit losses was $6.6 million for 2025, an increase of $3.7 million from 2024. The ratio of net charge-offs to average loans was 0.19% for 2025 and 0.09% for 2024. At December 31, 2025, the allowance for credit losses was $34.3 million, representing 0.99% of total loans, was unchanged from the December 31, 2024 ratio.

Loans: As of December 31, 2025, total loans grew $58.6 million, or 1.7%, as compared to the balance at December 31, 2024.
◦    Commercial and Commercial Real Estate Loans: Combined, these loans comprised 28.5% of the total loan portfolio at year-end. Commercial loans are extended to businesses primarily located in Arrow's regional market area. There are no commercial real estate loans in major metropolitan areas. In addition, only approximately 1% of the total loan portfolio is comprised of office related property. Retail loans were approximately 2% of the total loan portfolio and hotels and motels were approximately 5% of the total loan portfolio. Overall, Arrow has minimal exposure to highly sensitive areas where large commercial and retail vacancies exist. Commercial property values in Arrow's region have largely remained stable. Appraisals on nonperforming and watched CRE loan properties are updated as deemed necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
◦    Consumer Loans: These loans (primarily automobile loans) comprised approximately 31.2% of the total loan portfolio at period-end. Consumer automobile loans at December 31, 2025, were $1.1 billion, or 99.6% of this portfolio segment. The vast majority of automobile loans are initiated through the purchase of vehicles by consumers with automobile dealers. Competition and other macro economic factors may limit the potential growth in this category.
◦    Residential Real Estate Loans: These loans, including home equity loans, made up 40.3% of the total loan portfolio at year-end. Demand for residential real estate has continued to remain strong. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards. Arrow has historically sold a portion of the residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors. The rate at which mortgage loan originations are sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and access to credit markets: Arrow has not experienced any liquidity concerns in recent years or in 2025. Arrow’s liquidity position provides the Company with the necessary flexibility to address any unexpected near-term disruptions.  Interest-earning cash balances at December 31, 2025 were $185.1 million which represents a significant increase as compared to $127.1 million at December 31, 2024. Deposit balances of Arrow Bank are Arrow's primary funding source. Additionally, contingent lines of credit are also available. Arrow has collateralized lines of credit established and available through the FHLBNY and FRB, totaling $1.4 billion. The terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 40). Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds. The primary liability-based sources are overnight borrowing arrangements with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window. Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Subsidiary Bank Unification: On December 31, 2024, Arrow merged its two subsidiary banks, GFNB and SNB, into one bank, with GFNB as the survivor, and renamed the unified institution Arrow Bank. The unification has created operational efficiencies, unified branding and enhanced Arrow's ability to pursue its strategic growth objectives.

B. RESULTS OF OPERATIONS
The following analysis of net interest income, the provision for credit losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on the results of operations for December 31, 2025 and the prior two years. For a comparison of the years ended December 31, 2023 and 2024, see Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

CHANGE IN NET INTEREST INCOME
(Dollars In Thousands) (GAAP Basis)

	Years Ended December 31,			Change From Prior Year
				2024 to 2025		2023 to 2024
	2025	2024	2023	Amount	%	Amount	%
Interest and Dividend Income	$210,147	$194,993	$162,564	$15,154	7.8%	$32,429	19.9%
Interest Expense	76,983	83,261	57,732	(6,278)	(7.5)%	25,529	44.2%
Net Interest Income	$133,164	$111,732	$104,832	$21,432	19.2%	$6,900	6.6%

Net interest income was $133.2 million in 2025, an increase of $21.4 million, or 19.2%, from $111.7 million in 2024.  This is in comparison with an increase of $6.9 million, or 6.6%, from 2023 to 2024.  Factors contributing to year-to-year changes in net interest income over the three-year period are discussed in the following portions of this Section B.I.

The following tables reflect the components of net interest income for the years ended December 31, 2025, 2024 and 2023: (i) average balances of assets, liabilities and stockholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets. The yield on securities available-for-sale is based on the amortized cost of the securities. Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP basis)
(Dollars in Thousands)

Years Ended December 31:	2025			2024			2023
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Earning Deposits at Banks	$188,486	$8,086	4.29%	$181,618	9,615	5.29%	109,906	5,831	5.31%
Investment Securities:
Fully Taxable	510,900	15,964	3.12%	515,794	11,579	2.24%	622,575	11,764	1.89%
Exempt from Federal Taxes	75,405	2,028	2.69%	105,196	2,457	2.34%	141,966	2,953	2.08%
Loans	3,422,737	184,069	5.38%	3,300,346	171,342	5.19%	3,074,261	142,016	4.62%
Total Earning Assets	4,197,528	210,147	5.01%	4,102,954	194,993	4.75%	3,948,708	162,564	4.12%
Allowance for Credit Losses	(34,341)			(31,387)			(30,799)
Cash and Due From Banks	30,143			30,577			30,640
Other Assets	196,243			164,577			135,970
Total Assets	$4,389,573			$4,266,721			$4,084,519

Years Ended December 31:	2025			2024			2023
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Deposits:
Interest-Bearing Checking Accounts	$846,243	8,021	0.95%	$812,634	7,442	0.92%	855,931	3,663	0.43%
Savings Deposits	1,522,092	38,106	2.50%	1,507,227	42,850	2.84%	1,498,749	34,343	2.29%
Time Deposits of $250,000 Or More	179,453	6,794	3.79%	176,844	7,460	4.22%	137,974	4,966	3.60%
Other Time Deposits	629,754	23,027	3.66%	520,658	20,997	4.03%	241,218	7,127	2.95%
Total Interest-Bearing Deposits	3,177,542	75,948	2.39%	3,017,363	78,749	2.61%	2,733,872	50,099	1.83%
Short-Term Borrowings	10,391	167	1.61%	84,106	3,637	4.32%	144,971	6,756	4.66%
FHLBNY Term Advances and Other Long-Term Debt	20,000	686	3.43%	20,000	686	3.43%	20,000	686	3.43%
Finance Leases	4,967	182	3.66%	5,026	189	3.76%	5,082	191	3.76%
Total Interest- Bearing Liabilities	3,212,900	76,983	2.40%	3,126,495	83,261	2.66%	2,903,925	57,732	1.99%
Demand Deposits	720,528			705,863			772,889
Other Liabilities	43,830			49,505			44,924
Total Liabilities	3,977,258			3,881,863			3,721,738
Stockholders’ Equity	412,315			384,858			362,781
Total Liabilities and Stockholders’ Equity	$4,389,573			$4,266,721			$4,084,519
Net Interest Income		$133,164			$111,732			$104,832
Net Interest Spread			2.61%			2.09%			2.13%
Net Interest Margin			3.17%			2.72%			2.65%

Changes between periods are attributed to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities.  Changes attributable to both volume and rate have been allocated proportionately between the categories.

Net Interest Income Rate and Volume Analysis
(Dollars in Thousands) (GAAP basis)

	2025 Compared to 2024 Change in Net Interest Income Due to:			2024 Compared to 2023 Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Interest-Bearing Bank Balances	$364	$(1,893)	$(1,529)	$3,805	$(21)	$3,784
Investment Securities:
Fully Taxable	(111)	4,496	4,385	(1,990)	1,805	(185)
Exempt from Federal Taxes	(693)	264	(429)	(770)	274	(496)
Loans	6,224	6,503	12,727	10,514	18,812	29,326
Total Interest and Dividend Income	5,784	9,370	15,154	11,559	20,870	32,429
Interest Expense:
Deposits:
Interest-Bearing Checking Accounts	325	254	579	(203)	3,982	3,779
Savings Deposits	431	(5,175)	(4,744)	217	8,290	8,507
Time Deposits of $250,000 or More	106	(772)	(666)	1,398	1,096	2,494
Other Time Deposits	4,360	(2,330)	2,030	8,247	5,623	13,870
Total Deposits	5,222	(8,023)	(2,801)	9,659	18,991	28,650
Borrowings and Finance Leases	(3,195)	(282)	(3,477)	(2,835)	(286)	(3,121)
Total Interest Expense	2,027	(8,305)	(6,278)	6,824	18,705	25,529
Net Interest Income	$3,757	$17,675	$21,432	$4,735	$2,165	$6,900

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

II. PROVISION FOR CREDIT LOSSES AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for 2025 was $7.3 million, compared to the $5.2 million provision for 2024. The key drivers for the increase in provision for credit losses for 2025 were primarily net charge-offs of $6.6 million, which includes the $3.75 million charge-off of the previously disclosed commercial loan participation in the second quarter of 2025, and overall loan growth. Arrow's allowance for credit losses was $34.3 million at December 31, 2025, which represented 0.99% of loans outstanding, unchanged from 0.99% at year-end 2024.
III. NON-INTEREST INCOME
The majority of the non-interest income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, insurance commissions, net gains (losses) on securities transactions, net gains on sales of loans and other recurring fee income.

ANALYSIS OF NON-INTEREST INCOME
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2024 to 2025		2023 to 2024
	2025	2024	2023	Amount	%	Amount	%
Income from Fiduciary Activities	$10,304	$9,952	$9,444	$352	3.5%	$508	5.4%
Fees for Other Services to Customers	11,098	10,892	10,798	206	1.9%	94	0.9%
Insurance Commissions	7,666	7,147	6,498	519	7.3%	649	10.0%
Net Gain (Loss) on Securities	542	(2,907)	(92)	3,449	118.6%	(2,815)	3,059.8%
Net Gain on Sales of Loans	819	209	32	610	291.9%	177	553.1%
Other Operating Income	2,003	2,781	2,437	(778)	(28.0)%	344	14.1%
Total Non-interest Income	$32,432	$28,074	$29,117	$4,358	15.5%	$(1,043)	(3.6)%

2025 Compared to 2024:  Total non-interest income in 2025 was $32.4 million, an increase of $4.4 million, or 15.5%, from total non-interest income of $28.1 million for 2024. Income from fiduciary activities increased $352 thousand from 2024 to 2025 primarily driven by market performance. Fees for other services to customers were $11.1 million for 2025, an increase of $206 thousand as compared to 2024. Insurance commissions increased $519 thousand compared to the previous year. Net gain on securities in 2025, was $542 thousand as compared to a loss of $2.9 million in 2024. The loss in 2024 was the result of the minor repositioning of the investment portfolio.
Net gains on the sales of loans in 2025 were $819 thousand. The rate at which mortgage loan originations may be sold in future periods will depend on various circumstances, including prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions. Therefore, Arrow is unable to predict what the retention rate of such loans in future periods may be. Servicing rights are generally retained for loans originated and sold, which also generates additional non-interest income in subsequent periods (fees for other services to customers).
Other operating income decreased by $778 thousand, or 28.0% between the two years primarily due to gains on non-marketable securities recognized in 2024.

IV. NON-INTEREST EXPENSE
Non-interest expense is the measure of the delivery cost of services, products and business activities of a company.  The key components of non-interest expense are presented in the following table.

ANALYSIS OF NON-INTEREST EXPENSE
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2024 to 2025		2023 to 2024
	2025	2024	2023	Amount	%	Amount	%
Salaries and Employee Benefits	$56,289	$52,707	$47,667	$3,582	6.8%	$5,040	10.6%
Occupancy Expenses, Net	7,762	7,169	6,554	593	8.3%	615	9.4%
Technology and Equipment Expense	20,791	19,365	17,608	1,426	7.4%	1,757	10.0%
FDIC Regular Assessment	2,516	2,775	2,050	(259)	(9.3)%	725	35.4%
Amortization of Intangible Assets	311	248	176	63	25.4%	72	40.9%
Other Operating Expense	15,265	15,004	18,993	261	1.7%	(3,989)	(21.0)%
Total Non-interest Expense	$102,934	$97,268	$93,048	$5,666	5.8%	$4,220	4.5%
Efficiency Ratio	61.97%	67.68%	68.89%	(5.71)%	(8.4)%	(1.21)%	(1.8)%

2025 compared to 2024:  Non-interest expense for 2025 was $102.9 million, an increase of $5.7 million, or 5.8%, from 2024.  For 2025, the efficiency ratio was 61.97% compared to 67.68% for 2024. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio is the ratio of operating non-interest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) plus operating non-interest income (excluding net securities gains or losses). See the discussion of the efficiency ratio in this Report under the heading “Use of Non-GAAP Financial Measures.”
Salaries and employee benefits expense increased $3.6 million or 6.8%, from 2024, primarily due to inflation-driven wage increases and rising benefit costs.
Technology expenses increased $1.4 million, or 7.4%, from 2024 due to continued investment in innovation and infrastructure. The expense reflects our strategic focus on a strong technology foundation and our enhancements of customer-facing technology intended to create more efficient and improved internal operations.
Other operating expense decreased $0.3 million, or 1.7%, from 2024.
2025 included unification expenses of approximately $2.3 million. Unification expenses were primarily comprised of project management and information technology costs related to the July 2025 system conversion.

V. INCOME TAXES
The following table sets forth the provision for income taxes and effective tax rates for the years presented.

INCOME TAXES AND EFFECTIVE RATES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2024 to 2025		2023 to 2024
	2025	2024	2023	Amount	%	Amount	%
Provision for Income Taxes	$11,435	$7,649	$7,445	$3,786	49.5%	$204	2.7%
Effective Tax Rate	20.6%	20.5%	19.8%	0.1%	0.5%	0.7%	3.5%

The provisions for federal and state income taxes amounted to $11.4 million for 2025, $7.6 million for 2024, and $7.4 million for 2023. The effective income tax rates for 2025, 2024 and 2023 were 20.6%, 20.5% and 19.8%, respectively. The increase in the 2025 effective tax rate compared to 2024 was primarily attributable to higher pre-tax income, which diluted the proportional impact of tax-exempt income. This was partially offset by tax credits recognized from energy production tax credit investments made in 2025. See Note 15. Income Taxes to the Consolidated Financial Statements for more information about the 2025 purchase of energy production tax credits as well as items that impacted the effective tax rate for each year.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO
The available-for-sale securities portfolio, held-to-maturity securities portfolio and the equity securities portfolio are further detailed below. During 2025 and 2024, Arrow held no trading securities.
The table below presents the changes in the period-end balances for available-for-sale, held-to-maturity and equity securities from December 31, 2024 to December 31, 2025 (in thousands):

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized (Losses) Gains For Period Ended
	12/31/2025	12/31/2024	Change	12/31/2025	12/31/2024	Change
Securities Available-for-Sale:
U.S. Treasury Securities	$80,563	$98,070	$(17,507)	$2,127	$85	$2,042
U.S. Agency Securities	24,816	69,214	(44,398)	(184)	(786)	$602
State and Municipal Obligations	200	240	(40)	—	—	—
Mortgage-Backed Securities	366,681	294,608	72,073	(19,085)	(35,840)	16,755
Corporate and Other Debt Securities	23,608	979	22,629	108	(21)	129
Total	$495,868	$463,111	$32,757	$(17,034)	$(36,562)	$19,528

Securities Held-to-Maturity:
State and Municipal Obligations	$62,546	$90,373	$(27,827)	$(324)	$(1,456)	$1,132
Mortgage-Backed Securities	4,023	6,213	(2,190)	(82)	(219)	137
Total	$66,569	$96,586	$(30,017)	$(406)	$(1,675)	$1,269

Equity Securities	$5,597	$5,055	$542	$—	$—	$—

The 2025 increase in the fair value of the investment portfolio and the related improvement of net unrealized losses on securities available-for-sale is primarily due to the reinvestment of the cash generated from paydowns and maturities into higher yielding investments and lower interest rate environment.

The table below presents the weighted average yield for available-for-sale and held-to-maturity securities as of December 31, 2025 (in thousands). The weighted-average yields are calculated by breaking down each investment segment by maturity date and calculating based on book value (amortized cost) against each corresponding rate. Yields on tax-exempt obligations are not presented on a tax-equivalent basis.

	December 31, 2025
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-for-Sale:
U.S. Treasury Securities	$—	—%	$48,895	4.4%	$29,541	4.4%	$—	$—	$78,436	4.4%
U.S. Agency Securities	—	—%	25,000	2.9%	—	—%	—	—%	25,000	2.9%
State and Municipal Obligations	—	—%	200	6.8%	—	—%		—%	200	6.8%
Mortgage-Backed Securities	81	1.8%	32,135	4.0%	77,573	1.5%	275,977	3.2%	385,766	2.9%
Corporate and Other Debt Securities	—	—%	1,000	7.0%	19,500	6.9%	3,000	6.6%	23,500	6.9%
Total	$81	1.8%	$107,230	4.0%	$126,614	3.0%	$278,977	3.2%	$512,902	3.4%

Securities Held-to-Maturity:
State and Municipal Obligations	$46,318	3.6%	$15,192	3.5%	$1,360	4.5%	$—	—%	$62,870	3.6%
Mortgage-Backed Securities	—	—%	2,592	2.4%	—	—%	1,513	2.6%	4,105	2.5%
Total	$46,318	3.6%	$17,784	3.3%	$1,360	4.5%	$1,513	2.6%	$66,975	3.5%

For the years above, Arrow held no investment securities in the securities portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or government agencies of foreign issuers.
In the years referenced above, mortgage-backed securities consisted solely of mortgage pass-through securities and collateralized mortgage obligations (CMOs) issued or guaranteed by U.S. federal agencies or by government-sponsored enterprises (GSEs). Mortgage pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. CMOs are pools of mortgage-backed securities, the repayments on which have generally been separated into two or more components (tranches), where each tranche has a separate estimated life and yield. Arrow's practice has been to purchase pass-through securities and CMOs that are issued or guaranteed by U.S. federal agencies or GSEs, and the tranches of CMOs purchased are generally those having shorter average lives and/or durations. Lower market interest rates and/or payment deferrals on underlying loans that make up mortgage-backed security collateral may impact cashflows.

In the years referenced above, U.S. Government & Agency Obligations consisted solely of agency bonds issued by GSEs. These securities generally pay fixed semi-annual coupons with principle payments at maturity. For some, callable options are included that may impact the timing of these principal payments. Arrow's practice has been to purchase agency securities that are issued or guaranteed by GSEs with limited embedded optionality (call features). Final maturities are generally less than 5 years.
The yields on obligations of states and municipalities exempt from federal taxation were computed on a tax-equivalent basis. The yields on other debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2025.
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at December 31, 2025, gross unrealized losses, $17.0 million, were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. In 2024, both the investment portfolio restructuring as well as interest rates plateauing resulted in a decrease in unrealized losses versus the comparable prior year. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell, any securities before recovery of its amortized cost basis, which may be at maturity. Arrow carried no allowance for credit loss at December 31, 2025 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the year ended December 31, 2025.
At December 31, 2025 and 2024, the weighted average maturity was 10.5 and 4.2 years, respectively, for debt securities in the available-for-sale portfolio.
For further information regarding the portfolio of securities available-for-sale, see Note 4. Investment Securities to the Consolidated Financial Statements.

Securities Held-to-Maturity:
The following table sets forth the carrying value of the portfolio of securities held-to-maturity at December 31 of each of the last two years.

SECURITIES HELD-TO-MATURITY
(Dollars In Thousands)

	December 31,
	2025	2024
State and Municipal Obligations	$62,870	$91,829
Mortgage Backed Securities - Residential	4,105	6,432
Total	$66,975	$98,261

Arrow's held-to-maturity debt securities are comprised of GSEs and state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow performs an analysis of the credit worthiness of municipal obligations to determine if a security is of investment grade. The analysis may include, but may not solely rely upon credit analysis conducted by external credit rating agencies. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and, therefore, no allowance for credit loss was recorded as of December 31, 2025.
At December 31, 2025 and 2024, the weighted average maturity was 1.5 and 1.1 years, respectively, for the debt securities in the held-to-maturity portfolio.
For additional information regarding the fair value of the portfolio of securities held-to-maturity at December 31, 2025, see Note 4. Investment Securities to the Consolidated Financial Statements.

EQUITY SECURITIES
(Dollars In Thousands)

The following table is the schedule of Equity Securities at December 31 of each of the last two years. Equity Securities primarily consist of common stock of companies within the financial sector.

Equity Securities

	December 31,
	2025	2024
Equity Securities, at Fair Value	$5,597	$5,055

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans
(Dollars In Thousands)

	December 31,
	2025		2024
	Amount	%	Amount	%
Commercial	$165,729	5%	$158,991	5%
Commercial Real Estate	818,259	24%	796,365	23%
Consumer	1,076,007	31%	1,118,981	33%
Residential Real Estate	1,393,098	40%	1,320,204	39%
Total Loans	3,453,093	100%	3,394,541	100%
Allowance for Credit Losses	(34,322)		(33,598)
Total Loans, Net	$3,418,771		$3,360,943

Commercial and Commercial Real Estate Loans: Commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers primarily located in Arrow's regional markets. There are no commercial real estate loans in major metropolitan areas. Approximately 1% of the loan portfolio are comprised of office related property. Retail loans were approximately 2% of the loan portfolio and hotels and motels were approximately 5% of the portfolio. Overall, Arrow has minimal exposure to highly sensitive areas that currently have elevated office and retail vacancy rates. A portion of the loans in the commercial portfolio have variable rates tied to market indices, such as Prime, SOFR or FHLBNY.

Consumer Loans: At December 31, 2025, consumer loans (primarily automobile loans originated through dealerships located in New York and Vermont) continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
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

b. Maturities and Sensitivities of Loans to Changes in Interest Rates (Dollars in Thousands)

The table below shows the maturity of loans outstanding as of December 31, 2025. Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	December 31, 2025
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial	$41,804	$83,465	$40,374	$86	$165,729
Commercial Real Estate	240,611	372,688	198,621	6,339	818,259
Consumer	10,795	597,377	467,405	430	1,076,007
Residential Real Estate	154,682	197,953	341,586	698,877	1,393,098
Total	$447,892	$1,251,483	$1,047,986	$705,732	$3,453,093

		After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Loans maturing with:
Fixed Interest Rates		$756,556	$771,285	$701,923	$2,229,764
Variable Interest Rates		494,927	276,701	3,809	775,437
Total		$1,251,483	$1,047,986	$705,732	$3,005,201

COMMITMENTS AND LINES OF CREDIT
Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not funded at that time.  As of December 31, 2025, the total contingent liability for standby letters of credit amounted to $3.6 million.  In addition to these instruments, there are lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time-to-time. Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 2025, outstanding unfunded loan commitments in the aggregate amount were approximately $462.9 million compared to $449.5 million at December 31, 2024.

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans
The amounts of nonaccrual, past due and restructured loans at year-end for each of the past two years are presented in the table on page 38 under the heading "Summary of the Allowance and Provision for Credit Losses."
Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by Management that the full repayment of principal and interest is unlikely. Unless already placed on nonaccrual status, loans secured by home equity lines of credit are put on nonaccrual status when 120 days past due and residential real estate loans are put on nonaccrual status when 150 days past due. Commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain. Under the Uniform Retail Credit Classification and Account Management Policy established by banking regulators, fixed-maturity consumer loans not secured by real estate must generally be charged-off no later than when 120 days past due. Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Arrow had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2025.  Loans past due 90 days or more and still accruing interest are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.
The balance of loans 30-89 days past due and still accruing interest totaled $28.9 million at December 31, 2025 and represented 0.84% of loans outstanding at that date, as compared to approximately $20.5 million, or 0.60% of loans outstanding at December 31, 2024. These non-current loans at December 31, 2025 were composed of approximately $21.0 million of consumer loans (principally indirect automobile loans), $4.2 million of residential real estate loans and $3.7 million of commercial and commercial real estate loans.
The method for measuring all other loans is described in detail in Note 2. Summary of Significant Accounting Policies, and Note 5. Loans, to the Consolidated Financial Statements. Note 5. Loans, to the Consolidated Financial Statements also contains detailed information on modified loans and impaired loans.

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
Periodically, Arrow reviews the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower may jeopardize loan repayment and result in a non-performing loan.  In the credit monitoring program, Arrow treats loans that are classified as substandard but continue to accrue interest as potential problem loans.  At December 31, 2025, Arrow identified 33 commercial loans totaling $25.5 million as potential problem loans.  At December 31, 2024, Arrow identified 33 commercial loans totaling $21.0 million as potential problem loans.  For these loans, although positive factors such as payment history, value of supporting collateral, and/or personal or government guarantees led Arrow to conclude that accounting for them as non-performing at year-end was not warranted, other factors, specifically, certain risk factors related to the loan or the borrower justified concerns that they may become nonperforming at some point in the future.

3. Foreign Loans
None

4. Loan Concentrations
The loan portfolio is well diversified.  There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section C.II.a. of this Item 7, beginning on page 35.  For further discussion, see Note 1. Risks and Uncertainties, to the Consolidated Financial Statements.

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

Distribution of OREO and Repossessed Assets (Dollars In Thousands)	December 31,
	2025	2024	2023
Other Real Estate Owned	—	76	—
Repossessed Assets	280	382	312
Total OREO and Repossessed Assets	$280	$458	$312

The following table summarizes changes in the net carrying amount of OREO and the number of properties for each of the years presented.

Schedule of Changes in OREO (Dollars In Thousands)	2025	2024	2023
Balance at Beginning of Year	$76	$—	$—
Properties Acquired Through Foreclosure	—	76	182
Gain on Sale/Adjustment to Fair Value of OREO properties	—	—	5
Sales	(76)	—	(187)
Balance at End of Year	$—	$76	$—
Number of Properties, Beginning of Year	2	—	—
Properties Acquired During the Year	—	2	1
Properties Sold During the Year	(2)	—	(1)
Number of Properties, End of Year	—	2	—

III. SUMMARY OF CREDIT LOSS EXPERIENCE
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
Arrow's allowance for credit losses was $34.3 million at December 31, 2025, which represented 0.99% of loans outstanding, unchanged from 0.99% at year-end 2024.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR CREDIT LOSSES
(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2025	2024
Year-End Loans	$3,453,093	$3,394,541
Average Loans	3,422,737	3,300,346
Year-End Assets	4,445,862	4,306,348
Nonperforming Assets, at Period-End:
Nonaccrual Loans:
Commercial Loans	168	102
Commercial Real Estate	—	14,902
Consumer Loans	1,879	2,241
Residential Real Estate Loans	4,368	3,376
Total Nonaccrual Loans	6,415	20,621
Loans Past Due 90 or More Days and
Still Accruing Interest	2,040	398
Total Nonperforming Loans	8,455	21,019
Repossessed Assets	280	382
Other Real Estate Owned	—	76
Total Nonperforming Assets	8,735	21,477
Allowance for Credit Losses:
Balance at Beginning of Period	$33,598	$31,265
Loans Charged-off:
Commercial Loans	—	(9)
Commercial Real Estate	(3,818)	—
Consumer Loans	(5,685)	(5,837)
Residential Real Estate Loans	(51)	(49)
Total Loans Charged-off	(9,554)	(5,895)
Recoveries of Loans Previously Charged-off:
Commercial Loans	—	—
Commercial Real Estate	76	—
Consumer Loans	2,928	3,048
Residential Real Estate Loans	—	—
Total Recoveries of Loans Previously Charged-off	3,004	3,048
Net Loans Charged-off	(6,550)	(2,847)
Provision for Credit Losses
Charged to Expense	7,274	5,180
Balance at End of Year	$34,322	$33,598
Asset Quality Ratios:
Net Charge-offs to Average Loans:
Commercial Loans	—%	—%
Commercial Real Estate	0.11%	—%
Consumer Loans	0.08%	0.08%
Residential Real Estate Loans	—%	—%
Total	0.19%	0.09%
Provision for Credit Losses to Average Loans	0.21%	0.16%
Allowance for Credit Losses to Year-end Loans	0.99%	0.99%
Allowance for Credit Losses to Nonperforming Loans	405.94%	159.69%
Nonperforming Loans to Year-end Loans	0.24%	0.62%
Nonperforming Assets to Year-end Assets	0.20%	0.50%

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES
(Dollars in Thousands)

	2025	2024
Commercial Loans	$2,954	$1,925
Commercial Real Estate	15,260	14,507
Consumer Loans	4,090	3,882
Residential Real Estate Loans	12,018	13,284
Total	$34,322	$33,598

Arrow's allowance for credit losses was $34.3 million at December 31, 2025, which represented 0.99% of loans outstanding, unchanged from 0.99% at year-end 2024.
The overall change in the allowance from December 31, 2024 was primarily driven by net charge-offs of $6.6 million and net loan growth by $1.2 million, offset by model calculation, including mix and aging, which decreased the allowance by $537 thousand. The 2025 provision for credit losses was $7.3 million. Management's evaluation considers the allowance for credit losses for loans to be adequate as of December 31, 2025.

The percentage of loans in each loan category is presented in the table of loan types in the preceding section on page 35 of this Report.

IV. DEPOSITS
The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES
(Dollars In Thousands)

	Years Ended
	12/31/2025		12/31/2024
	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$720,528	—%	$705,863	—%
Interest-Bearing Checking Accounts	846,243	0.95%	812,634	0.92%
Savings Deposits	1,522,092	2.50%	1,507,227	2.84%
Time Deposits of $250,000 or More	179,453	3.79%	176,844	4.22%
Other Time Deposits	629,754	3.66%	520,658	4.03%
Total Deposits	$3,898,070	1.95%	$3,723,226	2.12%

Average total deposit balances increased by $174.8 million, or 4.7% in 2025. The change in composition of deposits was primarily the result of an additional brokered CDs and the migration from low to higher costing products.
Arrow used reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify such transferred deposits for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. Reciprocal deposits were $614.9 million and $648.5 million at December 31, 2025 and 2024, respectively. Municipal deposits were $787.1 million and $684.8 million at December 31, 2025 and 2024, respectively. Brokered CDs were $300 million and $270 million at December 31, 2025 and 2024, respectively.
Uninsured deposits represents the portion of deposit accounts that exceed FDIC insurance limits. Arrow calculates its uninsured deposit balances based on the same methodologies and assumptions used for regulatory reporting requirements. Estimated uninsured deposits as reported in the Call Report were $917.6 million at December 31, 2025, which includes intercompany account balances of $57.5 million, and collateralized deposits of $276.1 million. Estimated uninsured deposits as recorded in the Call Report were $861.4 million at December 31, 2024, which includes intercompany account balances of $67.9 million, and collateralized deposits of $280.6 million.
The cost of deposits decreased throughout 2025. While the Federal Funds rate was cut thrice in 2025, the timing and magnitude of future rate adjustments are unknown. Arrow believes it is well positioned for a variety of rate environments.

    The maturities of time deposits of $250,000 or more at December 31, 2025 are presented below.  (Dollars In Thousands)

Maturing in:
Under Three Months	$56,644
Three to Six Months	69,305
Six to Twelve Months	25,092
Over 12 Months	4,761
Total	$155,802

V. SHORT-TERM BORROWINGS (Dollars in Thousands)

	12/31/2025	12/31/2024
Overnight Advances from the FHLBNY, Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:
Balance at December 31	$—	$—
Maximum Month-End Balance	—	—
Average Balance During the Year	—	—
Average Rate During the Year	n/a	n/a
Rate at December 31	n/a	n/a

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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest earning bank balances at the Federal Reserve Bank of New York, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase based on their marketability and collateral value, as well as their yield and maturity. The securities available-for-sale portfolio was $495.9 million at year-end 2025, an increase of $32.8 million from the year-end 2024 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest earning cash balances at December 31, 2025 of $185.1 million compared to $127.1 million at December 31, 2024.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $23 million which were not drawn on in 2025.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At December 31, 2025, Arrow had outstanding collateralized obligations with the FHLBNY of $4 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $723 million. Brokered deposits have also been identified as an available source of funding accessible in a relatively short time period. At December 31, 2025, there were $300 million in brokered CD deposits. In addition, Arrow Bank has established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At December 31, 2025, the amount available under this facility was approximately $708 million in the aggregate, and there were no advances then outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events. Additionally, Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances in excess of the FDIC insurance limit at December 31, 2025 and 2024, were less than 30% of the total deposit base.
Arrow measures and monitors liquidity both with and without the availability of borrowing arrangements. Based on the level of overnight investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable core deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events or occurrences. At December 31, 2025, Arrow's primary liquidity ratio was 10.7% of total assets, well in excess of the internal policy limit of 5%. Total primary liquidity was $477.8 million, comprised of unencumbered cash and securities.
Arrow did not experience any liquidity constraints in 2025 and did not experience any such constraints in recent prior years. Arrow has not at any time during such period been forced to pay above-market rates to obtain retail deposits or other funds from any source.

E. CAPITAL RESOURCES AND DIVIDENDS

Important Regulatory Capital Standards: Dodd-Frank, enacted in 2010, directed U.S. bank regulators to promulgate revised bank organization capital standards. These Capital Rules are summarized in an earlier section of this Report, "Regulatory Capital Standards," beginning on page 8.
The table below sets forth the various capital ratios achieved by Arrow and Arrow Bank as of December 31, 2025, as determined under the bank regulatory capital standards in effect on that date, as well as the minimum levels for such capital ratios that bank holding companies and banks are required to maintain under the Capital Rules (not including the "capital conservation buffer"). As demonstrated in the table, all of Arrow's and the banks' capital ratios at year-end were well in excess of the minimum required levels for such ratios, as established by the regulators. (See Item 1, Section C, under "Regulatory Capital Standards" and Item 8, Note 19. Derivative Instruments and Hedging Activities to the Consolidated Financial Statements, for information regarding the "capital conservation buffer.") In addition, on December 31, 2025, Arrow Bank qualified as "well-capitalized", the highest capital classification category under the revised capital classification scheme recently established by the federal bank regulators, that was in effect on that date.

Capital Ratios:	Arrow	Arrow Bank	Minimum Required Ratio
Tier 1 Leverage Ratio	9.7%	9.3%	4.0%
Common Equity Tier 1 Capital Ratio	13.0%	13.1%	4.5%
Tier 1 Risk-Based Capital Ratio	13.6%	13.1%	6.0%
Total Risk-Based Capital Ratio	14.8%	14.3%	8.0%

Stockholders' Equity at Year-end 2025: Total stockholders' equity was $431.9 million at December 31, 2025, an increase of $31.0 million, or 7.7%, from December 31, 2024. The net increase in total stockholders' equity during 2025 principally reflected the following factors: (i) $44.0 million of net income for the year, (ii) other comprehensive income of $14.4 million and (iii) $1.7 million of equity related to various stock-based compensation plans, reduced by (iv) cash dividends of $18.9 million and (v) repurchases of common stock of $10.2 million.

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

Dividends: The source of funds for the payment of Arrow's cash dividends to shareholders consists primarily of dividends declared and paid to it by Arrow Bank, NA. In addition to legal and regulatory limitations on payments of dividends by Arrow (i.e., the need to maintain adequate regulatory capital), there are also legal and regulatory limitations applicable to the payment of dividends by a bank subsidiary to its parent bank holding company. As of December 31, 2025, under the statutory limitations in national banking law, the maximum amount that could have been paid by Arrow Bank, NA to Arrow, without special regulatory approval, was approximately $27.7 million. The ability of Arrow and Arrow Bank to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.
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
In 2025, Arrow repurchased approximately $9.9 million (approximately 377 thousand shares of its common stock) under this authorization.
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

In addition, a de minimis portion of Arrow's common stock was purchased during 2025 other than through its repurchase program, i.e., through purchases in the open market under the ESOP and the surrender or deemed surrender of Arrow common stock to Arrow in connection with employees' stock-for-stock exercises of compensatory stock options granted as equity incentives.

F. OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of operations, Arrow may engage in a variety of financial transactions or arrangements, including derivative transactions or arrangements, that in accordance with GAAP are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions or arrangements involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions or arrangements may be used by Arrow or Arrow's customers for general corporate purposes, such as managing credit, interest rate, or liquidity risk or to optimize capital, or may be used by Arrow or Arrow's customers to manage funding needs. See Note 19. Derivative Instruments and Hedging Activities to the Consolidated Financial Statements for a detailed discussion derivative transactions.

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures. At December 31, 2025 and 2024, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $462.9 million and $449.5 million, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

G. RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements for a detailed discussion of new accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

General: Arrow's largest component of market risk remains interest rate risk. Arrow is not subject to foreign currency exchange or commodity price risk.

Asset/Liability Management: Market risk is the possibility that changes in future market rates (interest rates) or prices (market value of financial instruments) will make Arrow's position (i.e., assets and operations) less valuable.  Arrow's primary market risk is interest rate volatility. The ongoing monitoring and management of interest rate risk is an important component of the asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management's Asset/Liability Committee (ALCO).  In this capacity ALCO develops guidelines and strategies impacting the asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.
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

Interest Rate Risk Exposure Analysis: Economic Value of Equity ("EVE") Analysis. Arrow simulates the impact of interest rate volatility upon EVE using several interest rate scenarios. EVE is the difference between the present value of the expected future cash flows of Arrow's assets and liabilities and the value of any off-balance sheet items, such as derivatives, if applicable.
Traditionally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. Increases in interest rates thus result in decreases in the fair value of interest-earning assets, which could adversely affect Arrow's consolidated results of operations in the event they were to be sold, or, in the case of interest-earning assets classified as available-for-sale, reduce Arrow's consolidated stockholders’ equity, if retained. The changes in the value of assets and liabilities due to fluctuations in interest rates measure the interest rate sensitivity of those assets and liabilities.
In order to measure Arrow's sensitivity to changes in interest rates, EVE is calculated under market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under various other interest rate scenarios ("Rate Shock Scenarios") representing immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed in the Pre-Shock Scenario, with this shift occurring equally across all points on the yield curve. An increase in the EVE is considered favorable, while a decline is considered unfavorable. The changes in EVE between the Pre-Shock Scenario and various Rate Shock Scenarios due to fluctuations in interest rates reflect the interest rate sensitivity of Arrow's assets, liabilities, and off-balance sheet items that are included in the EVE. Management reports the EVE results to the Board of Directors on a quarterly basis. The report compares Arrow's estimated Pre-Shock Scenario EVE to the estimated EVE calculated under the various Rate Shock Scenarios.
Arrow's valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change. Arrow's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio, as well as the interest rate composition of the existing portfolio, especially in relation to the existing interest rate environment. Regarding deposit decay rates, Arrow tracks and analyzes the decay rate of its deposits over time, with the assistance of a reputable third-party, and over various interest rate scenarios. Such results are utilized in determining estimates of deposit decay rates in the valuation model. Arrow also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities. The valuation model employs discount rates that it considers representative of prevailing market rates of interest with appropriate adjustments it believes are suited to the heterogeneous characteristics of the Company’s various asset and liability portfolios. No matter the care and precision with which the estimates are derived, actual cash flows could differ significantly from Arrow's estimates resulting in significantly different EVE calculations.
The analysis that follows presents, as of December 31, 2025 and 2024, the estimated EVE at both the Pre-Shock Scenario and the -200 Basis Point Rate, -100 Basis Point Rate, +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios.

	December 31, 2025			December 31, 2024
(Dollars in thousands)	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change

Rate Shock Scenarios
+200 Basis Points	$690,737	$5,772	0.8%	$534,511	$(58,344)	(9.8)%
+100 Basis Points	693,641	8,676	1.3	566,833	(26,022)	(4.4)
Pre-Shock Scenarios	684,965	—	—	592,855	—	—
-100 Basis Points	661,166	(23,799)	(3.5)	606,554	13,699	2.3
-200 Basis Points	620,217	(64,748)	(9.5)	606,257	13,402	2.3

Arrow's Pre-Shock Scenario EVE increased from $592.9 million at December 31, 2024, to $685.0 million at December 31, 2025. The primary factors contributing to the increase in EVE were core deposit growth that occurred during the year, coupled with an increase in the value of the Bank’s loan and investment portfolios.
Arrow's EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios increased from $566.8 million and $534.5 million, respectively, at December 31, 2024, to $693.6 million and $690.7 million, respectively, at December 31, 2025. In the -100 Basis Point Rate and -200 Basis Point Rate Shock Scenarios Arrow;s EVE increased from $606.6 million and $606.3 million, respectively, at December 31, 2024, to $661.2 million and $620.2 million, respectively, at December 31, 2025.

Income Simulation Analysis: Arrow's standard simulation model applies a parallel shift in interest rates, ramped over a 12-month period, to capture the impact of changing interest rates on net interest income.  The results are compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth and a 100 and 200 basis point downward and a 200 basis point upward shift in interest rates. Additional tools to monitor potential longer-term interest rate risk, including periodic stress testing involving hypothetical sudden and significant interest rate spikes, are also evaluated.
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

As of December 31, 2025:

Change in Interest Rate	Calculated change in Net Interest Income - Year 1	Calculated change in Net Interest Income - Year 2
- 200 basis points	3.2%	5.2%
- 100 basis points	1.8%	5.9%
+200 basis points	(4.7)%	0.1%

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

Item 8. Financial Statements and Supplementary Data
The following audited Consolidated Financial Statements and unaudited supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Arrow Financial Corporation
Glens Falls, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Allowance for Credit Losses on Collectively Evaluated Loans

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for credit losses totaled $34.3 million as of December 31, 2025, all of which was related to loans evaluated on a collective basis. The estimate of expected credit losses on collectively evaluated loans is based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. Management employs a process and methodology to estimate the allowance for credit losses (“ACL”) on collectively evaluated loans that evaluates both quantitative and qualitative components. The methodology for evaluating quantitative component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial, commercial real estate, consumer, and residential loans.

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
March 6, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Arrow Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Arrow Financial Corporation and subsidiaries (the Company) for the year ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 1990 to 2023.

Albany, New York
March 11, 2024

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands, Except Share and Per Share Amounts)

	December 31, 2025	December 31, 2024
ASSETS
Cash and Due From Banks	$29,132	$27,422
Interest-Bearing Deposits at Banks	185,051	127,124
Investment Securities:
Available-for-Sale	495,868	463,111
Held-to-Maturity (Approximate Fair Value of $66,569 at December 31, 2025, and $96,586 at December 31, 2024)	66,975	98,261
Equity Securities	5,597	5,055
Other Investments	4,372	4,353
Loans	3,453,093	3,394,541
Allowance for Credit Losses	(34,322)	(33,598)
Net Loans	3,418,771	3,360,943
Premises and Equipment, Net	59,433	59,717
Goodwill	23,789	23,789
Other Intangible Assets, Net	1,741	2,058
Other Assets	155,133	134,515
Total Assets	$4,445,862	$4,306,348
LIABILITIES
Noninterest-Bearing Deposits	$722,374	$702,978
Interest-Bearing Checking Accounts	862,192	810,834
Savings Deposits	1,557,638	1,520,024
Time Deposits over $250,000	155,802	191,962
Other Time Deposits	641,463	602,132
Total Deposits	3,939,469	3,827,930
Borrowings	4,265	8,600
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Finance Leases	4,929	5,005
Other Liabilities	45,347	43,912
Total Liabilities	4,014,010	3,905,447
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value, 1,000,000 Shares Authorized (none issued)	—	—
Common Stock, $1 Par Value; 30,000,000 Shares Authorized; 22,066,559 Shares Issued and 16,445,342 and 16,742,921 Outstanding at December 31, 2025 and December 31, 2024)	22,067	22,067
Additional Paid-in Capital	414,506	413,476
Retained Earnings	102,271	77,215
Accumulated Other Comprehensive Loss	(4,037)	(18,453)
Treasury Stock, at Cost (5,621,217 Shares at December 31, 2025 and 5,323,638 Shares at December 31, 2024)	(102,955)	(93,404)
Total Stockholders’ Equity	431,852	400,901
Total Liabilities and Stockholders’ Equity	$4,445,862	$4,306,348

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2025	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$184,069	$171,342	$142,016
Interest on Deposits at Banks	8,086	9,615	5,831
Interest and Dividends on Investment Securities:
Fully Taxable	15,964	11,579	11,764
Exempt from Federal Taxes	2,028	2,457	2,953
Total Interest and Dividend Income	210,147	194,993	162,564
INTEREST EXPENSE
Interest-Bearing Checking Accounts	8,021	7,442	3,663
Savings Deposits	38,106	42,850	34,343
Time Deposits over $250,000	6,794	7,460	4,966
Other Time Deposits	23,027	20,997	7,127
Borrowings	167	3,637	6,756
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	686	686	686
Interest on Financing Leases	182	189	191
Total Interest Expense	76,983	83,261	57,732
NET INTEREST INCOME	133,164	111,732	104,832
Provision for Credit Losses	7,274	5,180	3,381
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	125,890	106,552	101,451
NONINTEREST INCOME
Income From Fiduciary Activities	10,304	9,952	9,444
Fees for Other Services to Customers	11,098	10,892	10,798
Insurance Commissions	7,666	7,147	6,498
Net Gain (Loss) on Securities	542	(2,907)	(92)
Net Gain on Sales of Loans	819	209	32
Other Operating Income	2,003	2,781	2,437
Total Noninterest Income	32,432	28,074	29,117
NONINTEREST EXPENSE
Salaries and Employee Benefits	56,289	52,707	47,667
Occupancy Expenses, Net	7,762	7,169	6,554
Technology and Equipment Expense	20,791	19,365	17,608
FDIC Assessments	2,516	2,775	2,050
Other Operating Expense	15,576	15,252	19,169
Total Noninterest Expense	102,934	97,268	93,048
INCOME BEFORE PROVISION FOR INCOME TAXES	55,388	37,358	37,520
Provision for Income Taxes	11,435	7,649	7,445
NET INCOME	$43,953	$29,709	$30,075
Average Shares Outstanding:
Basic	16,503	16,739	17,037
Diluted	16,505	16,745	17,037
Per Common Share:
Basic Earnings	$2.65	$1.77	$1.77
Diluted Earnings	2.65	1.77	1.77

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars In Thousands)

	Years Ended December 31,
	2025	2024	2023
Net Income	$43,953	$29,709	$30,075
Other Comprehensive Income (Loss), Net of Tax:
Unrealized Net Securities Holding Gains Arising During the Year	14,493	2,101	10,441
Reclassification Adjustment for Net Securities Losses Realized During the Year	—	2,255	6,752
Net Unrealized (Loss) Gain on Cash Flow Hedge Agreements	(1,610)	4,823	(2,900)
Reclassification of Net Unrealized (Gain) Loss on Cash Flow Hedge Agreements	(592)	(1,857)	557
Net Retirement Plan Gain	2,258	7,998	1,747
Net Retirement Plan Prior Service Cost	—	(327)	(391)
Amortization of Net Retirement Plan Actuarial Gain	(378)	(232)	(119)
Amortization of Net Retirement Plan Prior Service Cost	245	202	152
Other Comprehensive Income	14,416	14,963	16,239
Comprehensive Income	$58,369	$44,672	$46,314

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu- lated Other Compre- hensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2023	$22,067	$412,551	$65,792	$(33,416)	$(87,222)	$379,772
Net Income	—	—	29,709	—	—	29,709
Other Comprehensive Income	—	—	—	14,963	—	14,963
Cash Dividends Paid, $1.09 per Share	—	—	(18,286)	—	—	(18,286)
Shares Issued for Stock Option Exercises, net (18,866 Shares)	—	280	—	—	153	433
Shares Issued Under the Directors' Stock Plan (19,469 Shares)	—	338	—	—	157	495
Shares Issued Under the Employee Stock Purchase Plan (11,918 Shares)	—	195	—	—	96	291
Shares Issued Related to Restricted Stock Units (2,753 Shares)	—	(23)	—	—	23	—
Shares Issued Related to Restricted Share Awards (22,230 Shares)	—	(179)	—	—	179	—
Compensation expense related to Employee Stock Purchase Plan	—	30	—	—	—	30
Stock-Based Compensation Expense	—	284	—	—	—	284
Purchase of Treasury Stock (11,490 Shares) related to vesting or exercise of stock based compensation awards	—	—	—	—	(346)	(346)
Purchase of Treasury Stock (263,311 Shares) under repurchase programs	—	—	—	—	(6,444)	(6,444)
Balance at December 31, 2024	$22,067	$413,476	$77,215	$(18,453)	$(93,404)	$400,901

Balance at December 31, 2024	$22,067	$413,476	$77,215	$(18,453)	$(93,404)	$400,901
Net Income	—	—	43,953	—	—	43,953
Other Comprehensive Income	—	—	—	14,416	—	14,416
Cash Dividends Paid, $1.14 per Share	—	—	(18,897)	—	—	(18,897)
Shares Issued for Stock Option Exercises, net (10,813 Shares)	—	171	—	—	85	256
Shares Issued Under the Directors' Stock Plan (17,111 Shares)	—	319	—	—	136	455
Shares Issued Under the Employee Stock Purchase Plan (13,134 Shares)	—	221	—	—	104	325
Shares Issued Related to Restricted Stock Units (2,753 Shares)	—	(22)	—	—	22	—
Shares Issued Related to Restricted Share Awards (43,250 Shares)	—	(342)	—	—	342	—
Compensation expense related to Employee Stock Purchase Plan	—	33	—	—	—	33
Stock-Based Compensation Expense	—	650	—	—	—	650
Purchase of Treasury Stock (6,686 Shares) related to vesting or exercise of stock based compensation awards	—	—	—	—	(205)	(205)
Purchase of Treasury Stock (377,954 Shares) under repurchase programs	—	—	—	—	(10,035)	(10,035)
Balance at December 31, 2025	$22,067	$414,506	$102,271	$(4,037)	$(102,955)	$431,852

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	December 31,
Cash Flows from Operating Activities:	2025	2024	2023
Net Income	$43,953	$29,709	$30,075
Provision for Credit Losses	7,274	5,180	3,381
Depreciation and Amortization	5,418	5,361	6,718
Loss on the Sale of Securities Available-for-Sale	—	3,038	9,097
Net Gain on Equity Securities	(542)	(131)	(9,005)
Loans Originated and Held-for-Sale	(30,510)	(8,986)	491
Proceeds from the Sale of Loans Held-for-Sale	28,705	8,602	32
Net Gains on the Sale of Loans	(819)	(209)	(32)
Net Loss on the Sale or Write-down of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	288	404	187
Contributions to Pension & Postretirement Plans	(918)	(1,131)	(681)
Deferred Income Tax Expense (Benefit)	193	(789)	1,799
Purchase of Energy Production Tax Credits	(11,241)	—	—
Shares Issued Under the Directors’ Stock Plan	455	495	218
Stock-Based Compensation Expense	683	314	605
Tax Benefit from Exercise of Stock Options	120	34	11
Effect of Swap Agreements	—	—	(2,365)
Net Increase in Other Assets	(2,104)	(8,209)	(29,220)
Net Increase in Other Liabilities	325	787	9,269
Net Cash Provided By Operating Activities	41,280	34,469	20,580
Cash Flows from Investing Activities:
Proceeds from the Sale of Equity Securities	—	—	9,254
Proceeds from the Sale of Securities Available-for-Sale	—	71,962	100,739
Proceeds from the Maturities and Calls of Securities Available-for-Sale	124,122	107,800	70,415
Purchases of Securities Available-for-Sale	(136,605)	(141,856)	(73,623)
Purchases of Equity Securities	—	(2,999)	—
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	51,977	45,238	51,724
Purchases of Securities Held-to-Maturity	(20,797)	(12,364)	(8,209)
Net Increase in Loans	(75,169)	(187,510)	(228,899)
Termination of Fair Value Hedge	(3,017)	—	—
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	3,147	3,326	2,707
Purchase of Premises and Equipment	(5,089)	(5,597)	(7,081)
Net (Increase) Decrease in Federal Home Loan Bank Stock	(19)	696	1,015
Purchase of Bank Owned Life Insurance	—	—	(692)
Acquisition of Whitehall Branch	—	32,354	—
Net Cash Used In Investing Activities	(61,450)	(88,950)	(82,650)
Cash Flows from Financing Activities:
Net Increase in Deposits	111,539	102,684	189,202
Other Borrowings - Advances	—	102,100	256,500
Other Borrowings - Paydowns	(4,335)	(120,000)	(284,800)
Net Cash Collateral Received from Derivative Counterparties	2,680	6,120	—
Termination of Cash Flow Hedge	(1,445)	—	—
Finance Lease Payments	(76)	(61)	(53)
Purchase of Treasury Stock	(10,240)	(6,790)	(3,608)
Shares Issued for Stock Option Exercises, net	256	433	96
Shares Issued Under the Employee Stock Purchase Plan	325	291	120
Shares Issued for Dividend Reinvestment Plans	—	—	472
Cash Dividends Paid	(18,897)	(18,286)	(17,983)
Net Cash Provided By Financing Activities	79,807	66,491	139,946
Net Increase in Cash and Cash Equivalents	59,637	12,010	77,876
Cash and Cash Equivalents at Beginning of Year	154,546	142,536	64,660
Cash and Cash Equivalents at End of Year	$214,183	$154,546	$142,536

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$77,209	$84,489	$51,828
Income Taxes	18,648	8,853	6,644
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	2,744	2,447	2,488
Total fair value of commercial loan participation transferred to Other Assets	10,648	—	—
Total fair value of assets acquired in acquisition of Whitehall Branch, net of cash	—	3,819	—
Total fair value of liabilities assumed in acquisition of Whitehall Branch, net of cash	—	37,683	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.RISKS AND UNCERTAINTIES

Nature of Operations - Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow's banking subsidiary is Arrow Bank National Association® ("Arrow Bank™") whose main office is located in Glens Falls, New York. Arrow Bank provides a full range of services to individuals and small to mid-size businesses in New York State from Albany to the Canadian border. In addition, through an indirect lending program, Arrow sources consumer loans from an extensive network of automobile dealers that operate throughout New York and Vermont. An active subsidiary of Arrow Bank is Upstate Agency LLC, offering insurance services including property, and casualty insurance, group health insurance and individual life insurance products. Arrow Bank has a wealth management department which provides investment management and trust services. North Country Investment Advisers, Inc., a registered investment adviser that provided investment advice to Arrow's proprietary mutual fund until the fund was transferred to a new investment advisor in the first half of 2025, and Arrow Properties, Inc., a real estate investment trust, or REIT, are subsidiaries of Arrow Bank. Arrow also owns directly two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

Concentrations of Credit - With the exception of some indirect auto lending, Arrow's loans are primarily with borrowers in upstate New York.  Although the loan portfolios of Arrow Bank is well diversified, tourism has a substantial impact on the northeastern New York economy. The commitments to extend credit are fairly consistent with the distribution of loans presented in Note 5. Loans to the consolidated financial statements, generally have the same credit risk and are subject to normal credit policies.  Generally, the loans are secured by assets and are expected to be repaid from cash flow or the sale of selected assets of the borrowers.  Arrow evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based upon Management's credit evaluation of the counterparty.  The nature of the collateral varies with the type of loan and may include: residential real estate, cash and securities, inventory, accounts receivable, property, plant and equipment, income producing commercial properties and automobiles.

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

Note 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
Arrow determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE) under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Arrow consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIE are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when Arrow has both the power and ability to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Arrow's wholly owned subsidiaries Arrow Capital Statutory Trust II and Arrow Capital Statutory Trust III are VIEs for which Arrow is not the primary beneficiary. Accordingly, the accounts of these entities are not included in Arrow's Consolidated Financial Statements.

Segment Reporting - The majority of Arrow's revenue is from the business of community banking. Accordingly, all of its operations are considered by management to be aggregated in one reportable operating segment. See Note 22. Segment Reporting to the Consolidated Financial Statements for further discussion.

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

Allowance for Credit Losses – Loans - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net lifetime amount expected to be collected on the loans. Credit losses are charged off against the allowance when management believes a loan balance to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.
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

Commercial Loans
Commercial Real Estate Loans
Consumer Loans
Residential Loans

Further details related to loan portfolio segments is included in Note 5. Loans to the consolidated financial statements of this Form 10-K.
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

Accrued Interest Receivable - Arrow made the following elections regarding accrued interest receivable: (1) presented accrued interest receivable balances separately within the other assets balance sheet line item; (2) excluded interest receivable that is included in amortized cost of financing receivables from related disclosures requirements and (3) continued Arrow's policy to write off accrued interest receivable by reversing interest income. Historically, Arrow has not experienced uncollectible accrued interest receivable on investment securities.

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

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization included in operating expenses are computed largely on the straight-line method. Depreciation is based on the estimated useful lives of the assets (in most instances the useful lives are approximately: buildings and improvements 20-40 years; furniture and equipment 7-10 years; data processing equipment 5-7 years) and, in the case of leasehold improvements, amortization is computed over the terms of the respective leases or their estimated useful lives, whichever is shorter.  Gains or losses on disposition are reflected in earnings.

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

Equity Method Investments - Arrow has investments in limited partnerships that acquire, develop and operate low and moderate-income housing. Arrow receives low income housing tax credits and tax deductions for losses incurred by the underlying properties. Arrow has an ownership interest in a limited liability company (LLC) that was formed to hold and manage real estate collateral obtained through resolution of a former loan participation.

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
Arrow acquires transferable federal energy tax credits from unrelated third parties to offset federal income tax liabilities. Purchased tax credits are accounted for under ASC 740. The credits are recognized when the Company obtains the legal right to the credit and it is available to offset federal income taxes payable. The credit is recorded as a reduction of income taxes payable. Credits are generally purchased at a discount. The difference between the face amount of the credit and the purchase price is recognized as a reduction of income tax expense in the period the credit is recognized. The Company evaluates the realizability of purchased credits and any related uncertainties in accordance with ASC 740.
See Note 15. Income Taxes to the Consolidated Financial Statements for more information and disclosures related to purchased federal transferable tax credits.

Goodwill and Other Intangible Assets - Identifiable intangible assets acquired in a business combination are capitalized and amortized.  Any remaining unidentifiable intangible asset is classified as goodwill, for which amortization is not required but which must be evaluated for impairment.  Arrow tests for impairment of goodwill on an annual basis, or when events and circumstances indicate potential impairment.  In evaluating goodwill for impairment, Arrow first assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and no quantitative analysis is necessary.
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

Pension and Postretirement Benefits - Arrow maintains a non-contributory, defined benefit pension plan covering substantially all employees, a supplemental pension plan covering certain executive officers selected by the Board of Directors, and certain post-retirement medical, dental and life insurance benefits for certain employees and retirees which are more fully described in Note 13. Retirement Benefit Plans to the Consolidated Financial Statements.  The costs of these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses. The cost of post-retirement benefits other than pensions is recognized on an accrual basis as employees perform services to earn the benefits.  Arrow recognizes the overfunded or underfunded status of our single employer defined benefit pension plan as an asset or liability on its consolidated balance sheet and recognizes changes in the funded status in comprehensive income in the year in which the change occurred.
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
Stock-Based Compensation Plans - Arrow has three stock-based compensation plans, which are described more fully in Note 12. Stock Based Compensation to the Consolidated Financial Statements.  The Company expenses the grant date fair value of stock options, restricted stock units and restricted stock granted.  For stock options and restricted stock units, the expense is recognized over the vesting period of the grant, typically four years for stock options, three years for restricted stock units, and three or four years for restricted stock, on a straight-line basis. Shares are generally issued from treasury for the exercise of stock options.
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
Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP has the ability to borrow funds from Arrow Bank to purchase outstanding shares of Arrow’s common stock.   At December 31, 2025 and 2024, there were no loans outstanding and no unallocated shares. Arrow may, in its sole discretion, make additional cash contributions to the Plan each year on behalf of the participants.

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

Earnings Per Share (“EPS”) - Basic EPS excludes dilution and is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period, exclusive of shares represented by the unvested portion of restricted stock awards.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period plus the dilutive effect of restricted stock awards and stock issuable upon conversion of common stock equivalents (Arrow stock options). The Company uses authoritative accounting guidance under ASC topic 260, Earnings Per Share, which stipulates that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the calculation of earnings per share pursuant tot he the two-class method.  The Company has granted restricted stocks awards that contain such rights and thus considered participating securities.

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
The carrying amount of short-term assets and liabilities is a reasonable estimate of fair value: cash and due from banks, federal funds sold and purchased, securities sold under agreements to repurchase, demand deposits, savings, N.O.W. and money market deposits, brokered money market deposits, other short-term borrowings, accrued interest receivable and accrued interest payable.  The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rates are estimated using the FHLBNY yield curve, which is considered representative of Arrow’s time deposit rates. The fair value estimates of other on- and off-balance sheet financial instruments, as well as the method of arriving at fair value estimates, are included in the related footnotes and summarized in Note 17. Fair Values to the Consolidated Financial Statements.

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

Newly Adopted accounting Standards in 2025
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. Under ASU 2023-09, for each annual periods presented, public entities are required to (1) disclose specific categories in the tabular rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state, and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for public companies for annual periods beginning after December 15, 2024, and can be applied on a prospective basis with an option to apply the standard retrospectively. Arrow adopted ASU 2023-09 in its 2025 fiscal year Form 10-K. Adoption impacted disclosures only and had no impact on the consolidated financial statements. See Note 15. Income Taxes to the Consolidated Financial Statements for required disclosures.
In November 2025, the FASB issued ASU 2025-08, which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (i.e., the so-called gross-up approach). The ASU’s amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). During the year ended December 31, 2025, the Company early adopted ASU 2025-08, 'Financial Instruments—Credit Losses (Topic 326): Purchased Loans'. This adoption was applied prospectively and there was no impact on our consolidated balance sheets, statements of income, or statements of cash flows for any period presented. The Company elected to apply the gross-up approach for eligible purchased seasoned loans (PSLs), recognizing an allowance for expected credit losses (ACL) at acquisition as part of the amortized cost basis, rather than recognizing an immediate credit loss expense. This aligns accounting for PSLs with PCD assets.

Accounting Standards Pending Adoption
ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", requires new financial statement disclosures, disaggregating information for certain expense captions presented on the face of the income statements, including employee compensation, depreciation, and intangible asset amortization. Arrow is required to adopt this ASU prospectively for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. Arrow is currently evaluating the potential impact of ASU 2024-03 on our consolidated financial statements.

Note 3.CASH AND CASH EQUIVALENTS (Dollars In Thousands)

	2025	2024
Balances at December 31:
Cash and Due From Banks	$29,132	$27,422
Interest-Bearing Deposits at Banks	185,051	127,124
Total Cash and Cash Equivalents	$214,183	$154,546

Note 4.    INVESTMENT SECURITIES (Dollars In Thousands)

The following table is the schedule of Available-For-Sale Securities at December 31, 2025 and 2024:

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2025
Available-For-Sale Securities, at Amortized Cost	$78,436	$25,000	$200	$385,766	$23,500	$512,902
Gross Unrealized Gains	2,139	—	—	2,153	194	4,486
Gross Unrealized Losses	(12)	(184)	—	(21,238)	(86)	(21,520)
Available-For-Sale Securities, at Fair Value	$80,563	$24,816	$200	$366,681	$23,608	$495,868
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						234,933

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	—	—	81	—	81
From 1 - 5 Years	48,895	25,000	200	32,135	1,000	107,230
From 5 - 10 Years	29,541	—	—	77,573	19,500	126,614
Over 10 Years	—	—	—	275,977	3,000	278,977

Maturities of Debt Securities, at Fair Value:
Within One Year	—	—	—	80	—	80
From 1 - 5 Years	50,202	24,816	200	32,355	979	108,552
From 5 - 10 Years	30,361	—	—	72,888	19,617	122,866
Over 10 Years	—	—	—	261,358	3,012	264,370

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$5,047	$—	$—	$13,154	$4,436	$22,637
12 Months or Longer	—	24,816	—	193,635	979	219,430
Total	$5,047	$24,816	$—	$206,789	$5,415	$242,067
Number of Securities in a Continuous Loss Position	1	3	—	83	4	91

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$12	$—	$—	$8	$64	$84
12 Months or Longer	—	184	—	21,230	22	21,436
Total	$12	$184	$—	$21,238	$86	$21,520

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
December 31, 2024
Available-For-Sale Securities, at Amortized Cost	$97,985	$70,000	$240	$330,448	$1,000	$499,673
Gross Unrealized Gains	90	32	—	29	—	151
Gross Unrealized Losses	(5)	(818)	—	(35,869)	(21)	(36,713)
Available-For-Sale Securities, at Fair Value	$98,070	$69,214	$240	$294,608	$979	$463,111

Available-For-Sale Securities, Pledged as Collateral, at Fair Value						181,759

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$48,370	$—	$—	$66,958	$—	$115,328
12 Months or Longer	—	54,182	—	221,305	979	276,466
Total	$48,370	$54,182	$—	$288,263	$979	$391,794

Number of Securities in a Continuous Loss Position	2	7	—	97	1	107

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$5	$—	$—	$2,037	$—	$2,042
12 Months or Longer	—	818	—	33,832	21	34,671
Total	$5	$818	$—	$35,869	$21	$36,713

At December 31, 2025 and 2024, there was no allowance for credit losses for the available for sale securities portfolio.

The following is a summary of realized losses recognized in net income on available-for-sale securities sold during the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Proceeds Received on Sale of AFS Securities	$—	$71,962
Basis of AFS investments Sold	—	75,000
Net Loss Recognized on Sale of AFS Securities	$—	$(3,038)

The following table is the schedule of Held-To-Maturity Securities at December 31, 2025 and 2024:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2025
Held-To-Maturity Securities, at Amortized Cost	$62,870	$4,105	$66,975
Gross Unrealized Gains	—	—	—
Gross Unrealized Losses	(324)	(82)	(406)
Held-To-Maturity Securities, at Fair Value	$62,546	$4,023	$66,569
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			35,078
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			34,672

Maturities of Debt Securities, at Amortized Cost:
Within One Year	46,318	—	46,318
From 1 - 5 Years	15,192	2,592	17,784
From 5 - 10 Years	1,360	—	1,360
Over 10 Years	—	1,513	1,513

Maturities of Debt Securities, at Fair Value:
Within One Year	46,185	—	46,185
From 1 - 5 Years	15,001	2,549	17,550
From 5 - 10 Years	1,360	—	1,360
Over 10 Years	—	1,474	1,474

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$400	$—	$400
12 Months or Longer	32,138	4,023	36,161
Total	$32,538	$4,023	$36,561
Number of Securities in a Continuous Loss Position	109	16	125

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	324	82	406
Total	$324	$82	$406

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
December 31, 2024
Held-To-Maturity Securities, at Amortized Cost	$91,829	$6,432	$98,261
Gross Unrealized Gains	—	—	—
Gross Unrealized Losses	(1,456)	(219)	(1,675)
Held-To-Maturity Securities, at Fair Value	$90,373	$6,213	$96,586
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			72,506
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			70,831

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$378	$—	$378
12 Months or Longer	68,112	6,212	74,324
Total	$68,490	$6,212	$74,702
Number of Securities in a Continuous Loss Position	219	16	235

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$2	$—	$2
12 Months or Longer	1,454	219	1,673
Total	$1,456	$219	$1,675

In the tables above, maturities of mortgage-backed securities are included based on their contractual average lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for December 31, 2025 and December 31, 2024 do not reflect any material deterioration of the credit worthiness of the issuing entities.
Arrow evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at December 31, 2025, gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Arrow carried no allowance for credit loss at December 31, 2025 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during 2025.
Arrow's held to maturity debt securities are comprised of securities issued by U.S. government agencies or U.S. government-sponsored enterprises or state and municipal obligations. U.S. government agencies and U.S. government-sponsored enterprise securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its held to maturity debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of December 31, 2025.

The following table is the schedule of Equity Securities at December 31, 2025 and 2024.

Equity Securities

	December 31,
	2025	2024
Equity Securities, at Fair Value	$5,597	$5,055

The following is a summary of realized and unrealized gains and losses recognized in income on equity securities during the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024	2023
Net Gain on Equity Securities	$542	$131	$9,005
Less: Net Gain recognized during the reporting period on equity securities sold during the period	—	—	9,254
Unrealized Net Gain (Loss) recognized during the reporting period on equity securities still held at the reporting date	$542	$131	$(249)

Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock (at cost)

	December 31,
	2025	2024
Federal Reserve Bank Stock	$1,219	$1,204
Federal Home Loan Bank Stock	3,153	3,149
Total Federal Reserve Bank and Federal Home Loan Bank Stock	$4,372	$4,353

Note 5.LOANS (Dollars In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of December 31, 2025 and December 31, 2024 and an analysis of the recorded investment in loans that are past due at these dates. Loans held-for-sale of $3,383 and $759 as of December 31, 2025, and December 31, 2024, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2025
Loans Past Due 30-59 Days	$584	$—	$13,476	$808	$14,868
Loans Past Due 60-89 Days	255	2,888	7,495	3,503	14,141
Loans Past Due 90 or More Days	195	—	1,886	3,517	5,598
Total Loans Past Due	1,034	2,888	22,857	7,828	34,607
Current Loans	164,695	815,371	1,053,150	1,385,270	3,418,486
Total Loans	$165,729	$818,259	$1,076,007	$1,393,098	$3,453,093

December 31, 2024
Loans Past Due 30-59 Days	$355	$—	$11,211	$391	$11,957
Loans Past Due 60-89 Days	156	318	5,417	2,685	8,576
Loans Past Due 90 or More Days	102	14,902	2,225	2,239	19,468
Total Loans Past Due	613	15,220	18,853	5,315	40,001
Current Loans	158,378	781,145	1,100,128	1,314,889	3,354,540
Total Loans	$158,991	$796,365	$1,118,981	$1,320,204	$3,394,541

Schedule of Non Accrual Loans by Category
		Commercial
December 31, 2025	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or More Days Past Due and Still Accruing Interest	$27	$—	$31	$1,983	$2,040
Nonaccrual Loans	168	—	1,879	4,368	6,415
Nonaccrual With No Allowance for Credit Loss	168	—	1,879	4,368	6,415
Interest Income on Nonaccrual Loans	—	—	—	—	—

December 31, 2024
Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$19	$379	$398
Nonaccrual Loans	102	14,902	2,241	3,376	20,621
Nonaccrual With No Allowance for Credit Loss	102	14,902	2,241	3,376	20,621
Interest Income on Nonaccrual Loans	$—	$—	$—	$—	$—

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

Commercial Real Estate - Arrow offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are typically secured by first liens on the real estate, which may include apartments, hotels, commercial structures, housing businesses, healthcare facilities, and both owner- and non-owner-occupied facilities. Arrow also offers commercial construction and land development loans to finance projects. These real estate loans are also typically secured by first liens on the real estate, which may include apartments, hotels, commercial structures, housing businesses, healthcare facilities and both owner-occupied and non-owner-occupied facilities. There is enhanced risk during the construction period, since the loan is secured by an incomplete project. Arrow’s Commercial Real Estate loans are primarily located within the footprint of the Company’s branch network, with some loans extending into the greater upstate New York area. Arrow does not provide Commercial Real Estate loans in major metropolitan areas such as New York City, Boston, etc.

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

Schedule of Supplemental Loan Information

	2025	2024
Supplemental Information:
Unamortized deferred loan origination costs, net of deferred loan origination fees, included in the above balances	$6,031	$6,155
Overdrawn deposit accounts, included in the above balances	535	1,112
Residential real estate loans serviced for Freddie Mac, not included in the balances above	179,081	168,653

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

The following table details activity in the allowance for credit losses on loans for the twelve months ended December 31, 2025 and December 31, 2024

Allowance for Credit Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Rollforward of the Allowance for Credit Losses for the Year Ended:

December 31, 2024	$1,925	$14,507	$3,882	$13,284	$33,598
Charge-offs	—	(3,818)	(5,685)	(51)	(9,554)
Recoveries	—	76	2,928	—	3,004
Provision	1,029	4,495	2,965	(1,215)	7,274
December 31, 2025	$2,954	$15,260	$4,090	$12,018	$34,322

December 31, 2023	$1,958	$15,521	$2,566	$11,220	$31,265
Charge-offs	(9)	—	(5,837)	(49)	(5,895)
Recoveries	—	—	3,048	—	3,048
Provision	(24)	(1,014)	4,105	2,113	5,180
December 31, 2024	$1,925	$14,507	$3,882	$13,284	$33,598

December 31, 2022	$1,961	$15,213	$2,585	$10,193	$29,952
Charge-offs	—	—	(5,123)	(54)	(5,177)
Recoveries	—	—	3,109	—	3,109
Provision	(3)	308	1,995	1,081	3,381
December 31, 2023	$1,958	$15,521	$2,566	$11,220	$31,265

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit. A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity. Changes in the allowance are reflected in other operating expenses within the non-interest expense category. As of December 31, 2025 and 2024, estimated credit losses on unfunded commitment off-balance sheet credit exposure was $1.3 million and $1.6 million, respectively, and is included in other liabilities on the consolidated balance sheets.

Individually Evaluated Loans

Loans that do not share similar risk characteristics, which are primarily nonaccrual loans in excess of $250,000, are evaluated on an individual basis. For collateral-dependent financial assets, when repayment is expected to be provided substantially through the sale of the collateral, the Company measures expected credit losses using the fair value of the collateral less estimated costs to sell. When repayment is expected to be provided substantially through the operation of the collateral, expected credit losses are measured using the fair value of the collateral at the reporting date. The allowance for credit losses is recorded for the amount by which the loan’s amortized cost exceeds the fair value of the collateral, as applicable.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2025 and December 31, 2024:

December 31, 2025	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	—	—
Consumer	—	—	—
Residential	3,172	—	3,172
Total	$3,172	$—	$3,172

December 31, 2024	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	14,902	14,902
Consumer	—	—	—
Residential	1,417	—	1,417
Total	$1,417	$14,902	$16,319

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
Arrow considers the need to qualitatively adjust expected credit loss estimates for information not already captured in the loss estimation process. See Note 2. Summary of Significant Accounting Policies, for discussion of the qualitative adjustments considered and utilized in the determination of the allowance for credit losses.

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
The following tables present the amortized cost basis of loans at December 31, 2025 that were both experiencing financial difficulty and modified during the year ended December 31, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class financing receivable is also present below. The Company did not modify loans to borrowers experiencing financial difficulty during the year ended December 31, 2024.

Year Ended December 31, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Commercial	$—	$—	$—	$—	$—	$—	—%
Commercial Real Estate	—	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—	—%
Residential	—	1,046	—	—	—	—	0.08%
Total	$—	$1,046	$—	$—	$—	$—	0.03%

The Company has not committed to lend additional amounts to the borrowers in the previous table.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months.

December 31, 2025
	Current	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 or more Days	Total Loans Past Due
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	1,046	—	—	—	—
Total	$1,046	$—	$—	$—	$—

The following table presents the financial effect of the loan modification presented above to borrowers experiencing financial difficulty for the year ended December 31, 2025. Loan modifications currently included in the Payment Delay column of the tables above are modifications to bring past due balances current, without extending the term, adjusting the interest rate, or forgiving any principal amounts. The modifications increased the monthly payment amounts for a certain number of months of the remaining term of the loans. Present value of cash flows under the new terms have not changed by 10% or more in comparison to the original terms.

Year Ended December 31, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension
Commercial	$—	—%	0
Commercial Real Estate	—	—%	0
Consumer	—	—%	0
Residential	—	—%	0
Total	$—	—%	0

The following table presents credit quality indicators by total loans amortized cost basis by origination year as of December 31, 2025 and December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2025	2025	2024	2023	2022	2021	Prior
Commercial:
Risk rating
Satisfactory	$40,855	$41,908	$20,671	$15,915	$12,070	$19,917	$9,765	$161,101
Special mention	196	—	25	—	—	—	—	221
Substandard	—	—	410	92	—	2,896	1,009	4,407
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Loans	$41,051	$41,908	$21,106	$16,007	$12,070	$22,813	$10,774	$165,729

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate:
Risk rating
Satisfactory	$90,358	$113,616	$78,723	$128,103	$96,305	$264,374	$2,112	$773,591
Special mention	302	6,348	275	7,504	4,749	3,807	473	23,459
Substandard	2,127	—	341	4,104	304	14,069	264	21,209
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$92,787	$119,964	$79,339	$139,711	$101,358	$282,250	$2,849	$818,259

Current-period gross charge-offs	$—	$—	$—	$—	$1,656	$2,162	$—	$3,818

Consumer:
Risk rating
Performing	$370,436	$281,349	$194,467	$144,210	$62,395	$20,796	$444	$1,074,097
Nonperforming	121	502	363	421	375	128	—	1,910
Total Consumer Loans	$370,557	$281,851	$194,830	$144,631	$62,770	$20,924	$444	$1,076,007

Current-period gross charge-offs	$291	$1,472	$1,380	$1,367	$904	$271	$—	$5,685

Residential:
Risk rating
Performing	$144,618	$172,965	$160,802	$206,858	$170,889	$395,132	$135,483	$1,386,747
Nonperforming	204	1,041	337	1,966	342	2,291	170	6,351
Total Residential Loans	$144,822	$174,006	$161,139	$208,824	$171,231	$397,423	$135,653	$1,393,098

Current-period gross charge-offs	$—	$—	$—	$20	$—	$31	$—	$51

Total Loans	$649,217	$617,729	$456,414	$509,173	$347,429	$723,410	$149,720	$3,453,093

Total gross charge-offs	$291	$1,472	$1,380	$1,387	$2,560	$2,464	$—	$9,554

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
December 31, 2024	2024	2023	2022	2021	2020	Prior
Commercial:
Risk rating
Satisfactory	$42,767	$28,988	$23,808	$16,941	$6,183	$19,211	$15,686	$153,584
Special mention	107	229	930	—	72	—	483	1,821
Substandard	—	280	264	—	—	3,030	12	3,586
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Loans	$42,874	$29,497	$25,002	$16,941	$6,255	$22,241	$16,181	$158,991

Current-period gross charge-offs	$—	$—	$—	$—	$9	$—	$—	$9

Commercial Real Estate:
Risk rating
Satisfactory	$90,049	$96,783	$137,146	$109,086	$115,576	$187,202	$2,799	$738,641
Special mention	3,002	200	12,680	—	—	9,506	—	25,388
Substandard	—	146	172	1,985	2,309	26,853	871	32,336
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$93,051	$97,129	$149,998	$111,071	$117,885	$223,561	$3,670	$796,365

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating
Performing	$386,004	$297,698	$243,484	$121,803	$48,268	$18,994	$473	$1,116,724
Nonperforming	345	424	602	593	178	115	—	2,257
Total Consumer Loans	$386,349	$298,122	$244,086	$122,396	$48,446	$19,109	$473	$1,118,981

Current-period gross charge-offs	$1,272	$949	$1,669	$1,270	$434	$243	$—	$5,837

Residential:
Risk rating
Performing	$162,087	$177,071	$225,398	$181,934	$106,695	$334,576	$128,687	$1,316,448
Nonperforming	—	201	254	201	464	2,386	250	3,756
Total Residential Loans	$162,087	$177,272	$225,652	$182,135	$107,159	$336,962	$128,937	$1,320,204

Current-period gross charge-offs	$—	$—	$—	$—	$—	$49	$—	$49

Total Loans	$684,361	$602,020	$644,738	$432,543	$279,745	$601,873	$149,261	$3,394,541

Total gross charge-offs	$1,272	$949	$1,669	$1,270	$443	$292	$—	$5,895

For the purposes of the table above, nonperforming consumer and residential loans were those loans on nonaccrual status or are 90 days or more past due and still accruing interest.
At December 31, 2025 and 2024, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $795 thousand and $2.6 million, respectively.

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

Note 6.PREMISES AND EQUIPMENT (Dollars In Thousands)

A summary of premises and equipment at December 31, 2025 and 2024 is presented below:

	2025	2024
Land and Bank Premises	$64,472	$60,118
Equipment, Furniture and Fixtures	40,899	38,452
Construction in Progress	594	3,403
Leasehold Improvements	5,242	5,243
Total Cost	111,207	107,216
Accumulated Depreciation and Amortization	(55,880)	(51,782)
Net Owned Premises and Equipment	55,327	55,434
Leased Assets (see Note 18. Leases to the Consolidated Financial Statements)	4,106	4,283
Net Premises and Equipment	$59,433	$59,717

Amounts charged to expense for depreciation totaled $4,731, $4,432 and $3,752 in 2025, 2024 and 2023, respectively. During 2025, the multi-year renovation project to enhance and improve the Queensbury branch location was completed and accordingly, capital expenses were transferred out of Construction in Progress.

Note 7.GOODWILL AND OTHER INTANGIBLE ASSETS (Dollars In Thousands)

The following table presents information on Arrow’s goodwill as of December 31, 2025, 2024 and 2023:

Total Goodwill
Balance, December 31, 2022	$21,873
Goodwill Acquired	—
Balance, December 31, 2023	21,873
Goodwill acquired related to the acquisition of the assets of A&B Agency, Inc and the Whitehall Branch	1,916
Balance, December 31, 2024	23,789
Goodwill Acquired	—
Balance, December 31, 2025	$23,789

The following table presents information on Arrow’s other intangible assets (other than goodwill) as of December 31, 2025, 2024 and 2023:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Customer Intangibles[1]	Total
Gross Carrying Amount, December 31, 2025	$3,202	$3,549	$4,786	$11,537
Accumulated Amortization	(2,486)	(3,148)	(4,162)	(9,796)
Net Carrying Amount, December 31, 2025	$716	$401	$624	$1,741
Gross Carrying Amount, December 31, 2024	$3,202	$3,340	$4,786	$11,328
Accumulated Amortization	(2,319)	(2,933)	(4,018)	(9,270)
Net Carrying Amount, December 31, 2024	$883	$407	$768	$2,058

Rollforward of Intangible Assets:
Balance, December 31, 2022	$—	$785	$715	$1,500
Amortization of Intangible Assets	—	(214)	(176)	(390)
Balance, December 31, 2023	—	571	539	1,110
Intangible Assets Acquired	955	44	404	1,403
Amortization of Intangible Assets	(72)	(208)	(175)	(455)
Balance, December 31, 2024	883	407	768	2,058
Intangible Assets Acquired	—	209	—	209
Amortization of Intangible Assets	(167)	(215)	(144)	(526)
Balance, December 31, 2025	$716	$401	$624	$1,741

1 Amortization of depositor intangibles and customer intangibles are reported in the Consolidated Statements of Income as a component of other operating expense.
2 Amortization of mortgage servicing rights is reported in the Consolidated Statements of Income as a reduction of mortgage servicing fee income, which is included with fees for other services to customers.

The following table presents the remaining estimated annual amortization expense for Arrow's intangible assets as of December 31, 2025:

	Depositor Intangibles	Mortgage Servicing Rights	Customer Intangibles	Total
Estimated Annual Amortization Expense:
2026	$149	$187	$125	$461
2027	132	68	106	306
2028	114	42	86	242
2029	97	42	67	206
2030	79	40	48	167
2031 and beyond	145	22	192	359
Total	$716	$401	$624	$1,741

Note 8.COMMITMENTS AND CONTINGENCIES (Dollars In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of December 31, 2025 and 2024:

Balance at December 31,	2025	2024
Notional Amount:
Commitments to Extend Credit	$462,855	$449,491
Standby Letters of Credit	3,562	4,306
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	(2)	(7)

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at December 31, 2025 and 2024 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CDs.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2025 and 2024 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

Note 9.TIME DEPOSITS (Dollars In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2025:

Year of Maturity	Total Time Deposits
2026	$762,028
2027	27,734
2028	2,408
2029	3,401
2030	1,694
2031 and beyond	—
Total	$797,265
Brokered certificate of deposits totaled $300 million and $270 million at December 31, 2025 and 2024, respectively.

Note 10.DEBT (Dollars in Thousands)

Schedule of Borrowings:

	2025	2024
Balances at December 31:
FHLBNY Overnight Advances	—	—
FHLBNY Term Advances	4,265	8,600
Total Borrowings	$4,265	$8,600

Maximum Borrowing Capacity at December 31:
Federal Funds Purchased	$23,000	$23,000
Federal Home Loan Bank of New York	756,968	654,890
Federal Reserve Bank of New York	707,839	571,107

Available Borrowing Capacity at December 31:
Federal Funds Purchased	$23,000	$23,000
Federal Home Loan Bank of New York	722,703	616,290
Federal Reserve Bank of New York	707,839	571,107

Arrow Bank has in place unsecured federal funds lines of credit with two correspondent banks. As a member of the FHLBNY, Arrow participates in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock and any loans secured by real estate such as commercial real estate, residential real estate and home equity loans. Arrow Bank has also established borrowing facilities with the Federal Reserve Bank of New York for potential “discount window” advances, pledging certain consumer loans as collateral. The maximum borrowing capacities at the FHLBNY and FRB are determined based on the fair value of the collateral pledged, subject to discounts determined by the respective lenders.
As of December 31, 2025 and 2024, the carrying cost for the FHLBNY collateral was approximately $1,064 million and $969 million, respectively. As of December 31, 2025 and 2024, the carrying cost for the FRB collateral was approximately $939 million and $769 million, respectively. As of December 31, 2025 and 2024, the fair value of the FHLBNY collateral was approximately $948 million and $827 million, respectively. As of December 31, 2025 and 2024, the fair value of the FRB collateral was approximately $939 million and $571 million, respectively.  The investment in FHLBNY stock is proportional to the total of Arrow Bank's overnight and term advances (see the Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock in Note 4. Investment Securities, to the Consolidated Financial Statements).

Long Term Debt - FHLBNY Term Advances

In addition to overnight advances, Arrow Bank also borrows longer-term funds from the FHLBNY.

Maturity Schedule of FHLBNY Term Advances:

	Balances		Weighted Average Rate

Final Maturity	2025	2024	2025	2024
First Year	$—	$6,900	—%	5.34%
Second Year	4,265	—	4.32%	—%
Third Year	—	1,700	—%	4.85%
Total	$4,265	$8,600	4.32%	5.24%

Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

During 2025, there were two classes of financial instruments issued and outstanding by two separate subsidiary business trusts of Arrow, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
The first of the two classes of trust-issued instruments outstanding at year-end was issued by Arrow Capital Statutory Trust II ("ACST II"), a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II trust preferred securities"). The rate on the securities is variable, adjusting quarterly to 3-month SOFR plus 3.15%. ACST II used the proceeds of the sale of its trust preferred securities to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II trust preferred securities.  The ACST II trust preferred securities became redeemable after July 23, 2008 and mature on July 23, 2033.
The second of the two classes of trust-issued instruments outstanding at year-end was issued by Arrow Capital Statutory Trust III ("ACST III"), a Delaware business trust established on December 23, 2004, upon the filing of a certificate of trust with the Delaware Secretary of State. On December 28, 2004, the ACST III issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST III").  The rate on the ACST III trust preferred securities is variable, adjusting quarterly, to 3-month SOFR plus 2.00%. ACST III used the proceeds of the sale of its trust preferred securities to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST III trust preferred securities.  The ACST III trust preferred securities became redeemable on or after March 31, 2010 and mature on December 28, 2034. Arrow has entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. These agreements are designated as cash flow hedges.
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

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	2025	2024
ACST II
Balance at December 31,	$10,000	$10,000
Period End:
Variable Interest Rate	7.08%	7.74%
Fixed Interest Rate resulting from cash flow hedge agreement	4.00%	4.00%

ACST III
Balance at December 31,	$10,000	$10,000
Period End:
Variable Interest Rate	5.93%	6.59%
Fixed Interest Rate resulting from cash flow hedge agreement	2.86%	2.86%

Note 11.COMPREHENSIVE INCOME (LOSS), NET OF TAX (Dollars In Thousands)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023:

Schedule of Comprehensive Income (Loss)
	Before-Tax Amount	Tax (Benefit) Expense	Net-of-Tax Amount
2025
Net Unrealized Securities Holding Gains Arising During the Period	$19,528	(5,035)	14,493
Net Unrealized Losses on Cash Flow Swap	(2,177)	567	(1,610)
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements	(798)	206	(592)
Net Retirement Plan Gain	3,043	(785)	2,258
Amortization of Net Retirement Plan Actuarial Gain	(510)	132	(378)
Amortization of Net Retirement Plan Prior Service Cost	330	(85)	245
Other Comprehensive Income	$19,416	(5,000)	14,416

2024
Net Unrealized Securities Holding Gains Arising During the Period	$2,833	(732)	2,101
Reclassification Adjustment for Securities Losses Included in Net Income	3,038	(783)	2,255
Net Unrealized Gains on Cash Flow Swap	6,498	(1,675)	4,823
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements	(2,502)	645	(1,857)
Net Retirement Plan Gain	10,777	(2,779)	7,998
Prior Service Cost	(441)	114	(327)
Amortization of Net Retirement Plan Actuarial Gain	(313)	81	(232)
Amortization of Net Retirement Plan Prior Service Cost	272	(70)	202
Other Comprehensive Income	$20,162	(5,199)	14,963

2023
Net Unrealized Securities Holding Gains Arising During the Period	$14,070	(3,629)	10,441
Reclassification Adjustment for Securities Losses Included in Net Income	9,097	(2,345)	6,752
Net Unrealized Gains on Cash Flow Swap	(3,908)	1,008	(2,900)
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements	750	(193)	557
Net Retirement Plan Gain	2,354	(607)	1,747
Prior Service Cost	(526)	135	(391)
Amortization of Net Retirement Plan Actuarial Gain	(162)	43	(119)
Amortization of Net Retirement Plan Prior Service Cost	205	(53)	152
Other Comprehensive Income	$21,880	(5,641)	16,239

    The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)

	Unrealized		Defined Benefit Plan Items
	Gains and	Unrealized
	Losses on	Gain On	Net	Net Prior
	Available-for-	Cash Flow	Actuarial	Service
	Sale Securities	Swap	Gain (Loss)	(Cost ) Credit	Total
For the year-to-date periods ended:

December 31, 2024	$(27,292)	4,677	4,927	(765)	(18,453)
Other comprehensive income (loss) before reclassifications	14,493	(1,610)	2,258	—	15,141
Amounts reclassified from accumulated other comprehensive (loss) income	—	(592)	(378)	245	(725)
Net current-period other comprehensive income (loss)	14,493	(2,202)	1,880	245	14,416
December 31, 2025	$(12,799)	2,475	6,807	(520)	(4,037)

December 31, 2023	$(31,648)	1,711	(2,839)	(640)	(33,416)
Other comprehensive income (loss) before reclassifications	2,101	4,823	7,998	(327)	14,595
Amounts reclassified from accumulated other comprehensive income (loss)	2,255	(1,857)	(232)	202	368
Net current-period other comprehensive income (loss)	4,356	2,966	7,766	(125)	14,963
December 31, 2024	$(27,292)	4,677	4,927	(765)	(18,453)

December 31, 2022	$(48,841)	4,054	(4,467)	(401)	(49,655)
Other comprehensive (loss) income before reclassifications	10,441	(2,900)	1,747	(391)	8,897
Amounts reclassified from accumulated other comprehensive income (loss)	6,752	557	(119)	152	7,342
Net current-period other comprehensive income (loss)	17,193	(2,343)	1,628	(239)	16,239
December 31, 2023	$(31,648)	$1,711	$(2,839)	$(640)	$(33,416)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of accumulated other comprehensive income (loss)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (1)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income Is Presented

For the year-to-date periods ended:

December 31, 2025

Reclassification of net unrealized gain on cash flow hedge agreements	798		Interest Expense
Amortization of defined benefit pension items
Prior-service credit	(330)	(2)	Salaries and Employee Benefits
Actuarial gain	510	(2)	Salaries and Employee Benefits
	978		Total before tax
	(253)		Provision for Income Taxes
Total reclassifications for the period	$725		Net of tax

December 31, 2024

Unrealized gains and losses on available-for-sale securities	(3,038)		Net Gain (Loss) on Securities
Reclassification of net unrealized gain on cash flow hedge agreements	2,502		Interest Expense
Amortization of defined benefit pension items
Prior-service credit	$(272)	(2)	Salaries and Employee Benefits
Actuarial gain	313	(2)	Salaries and Employee Benefits
	(495)		Total before tax
	127		Provision for Income Taxes
Total reclassifications for the period	$(368)		Net of tax

December 31, 2023

Unrealized gains and losses on available-for-sale securities	$(9,097)		Net Gain (Loss) on Securities
Reclassification of net unrealized loss on cash flow hedge agreements	(750)		Interest Expense
Amortization of defined benefit pension items
Prior-service credit	$(205)	(2)	Salaries and Employee Benefits
Actuarial gain	162	(2)	Salaries and Employee Benefits
	(9,890)		Total before tax
	2,548		Provision for Income Taxes
Total reclassifications for the period	$(7,342)		Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 13. Retirement Benefit Plans to the Consolidated Financial Statements for additional details).

Note 12.STOCK-BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

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

Shares Available for Grant at December 31, 2025	349,081

Restricted Stock Awards - From time to time, the Company grants restricted stock awards which will generally vest over a four-year period. Unvested restricted stock will generally be forfeited if the recipient ceases to be employed by the Company, with limited exceptions. Grantees of restricted stock awards are entitled to receive all dividends and distributions declared and paid on restricted stock, or cash payments equivalent to such dividends or distributions, including those declared and paid during the vesting period.

The following table summarizes information about restricted stock awards for the year ended December 31, 2025:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2025	21,818	24.54
Granted	43,250	27.50
Vested	(11,504)	25.68
Forfeited	—	—
Outstanding at December 31, 2025	53,564	26.68

The following table presents information on the amounts expensed related to restricted stock awards.

	For the Year Ended December 31,
	2025	2024
Amount expensed	$546	$90

The following is the Schedule of Other Information on restricted stock awards.

2025
Restricted Stock Awards Granted	43,250
Weighted Average Grant Date Information:
Fair Value of Awards Granted	$27.50

Total Grant Date Fair Value of Awards Granted in Period	$1,189
Total Fair Value of Awards Vested in Period	$300
Amount Expensed During the Year	$546
Compensation Costs for Non-vested Awards Not Yet Recognized	$1,099
Weighted Average Expected Vesting Period, In Years	2.78
Stock Options - Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period. The Company did not grant stock options in 2025 or 2024.

The following table summarizes information about stock option activity for the year ended December 31, 2025.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	246,453	$29.50
Granted	—	$—
Exercised	(10,813)	$23.74
Forfeited	(6,485)	$27.37
Outstanding at December 31, 2025	229,155	$29.83	3.69	$486
Vested at Period-End	204,615	$29.55	3.32	$484
Expected to Vest	24,540	$32.15	6.78	$2

The following is the Schedule of Stock Options Granted Under the Long Term Incentive Plan by Exercise Price Range.

	Exercise Price Ranges
	$19.99 to $20.41	$27.04 to $27.47	$30.26	$31.34 to $33.78	Total
Outstanding at December 31, 2025
Number of Stock Options Outstanding	7,608	81,059	27,687	112,801	229,155
Weighted-Average Remaining Contractual Life (in years)	0.07	2.81	0.91	5.25	3.69
Weighted-Average Exercise Price	$20.41	$27.27	$30.26	$32.20	$29.83

Vested at December 31, 2025
Number of Stock Options Outstanding	7,608	81,059	27,687	88,261	204,615
Weighted-Average Remaining Contractual Life (in years)	0.07	2.81	0.91	4.82	3.32
Weighted-Average Exercise Price	$20.41	$27.27	$30.26	$32.21	$29.55

    The following is the Schedule of Other Information on Stock Options Granted.

	2025	2024	2023
Stock Options Granted	—	—	57,680
Weighted Average Grant Date Information:
Fair Value of Options Granted	$—	$—	$7.78
Fair Value Assumptions:
Dividend Yield	—%	—%	3.30%
Expected Volatility	—%	—%	28.38%
Risk Free Interest Rate	—%	—%	3.57%
Expected Lives (in years)	0	0	8.34

Amount Expensed During the Year	$104	$197	$284
Compensation Costs for Non-vested Awards Not Yet Recognized	68	201	536
Weighted Average Expected Vesting Period, In Years	1.04	1.77	2.29
Proceeds From Stock Options Exercised	$256	$433	$96
Tax Benefits Related to Stock Options Exercised	120	34	11
Intrinsic Value of Stock Options Exercised	65	115	34

Restricted Stock Units - Historically, the Company has granted restricted stock units which gives the recipient the right to receive shares of Company stock upon vesting. The fair value of each restricted stock unit is the market value of Company stock on the date of grant. Restricted stock units vested over three years from the grant date. Once vested, the restricted stock units are no longer forfeitable. Vested units settle upon retirement of the recipient. Unvested restricted stock units generally forfeit if the recipient ceases to be employed by the Company, with limited exceptions. The Company did not grant restricted stock units in 2025.

There were no grants or vestings of restricted stock units for the years ended December 31, 2025 or 2024. The following table summarizes the activity for the year ended December 31, 2023.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2023	13,925	$30.47
Granted	5,164	31.47
Vested	(19,089)	30.74
Non-vested at December 31, 2023	—	—

There was no expense related to restricted stock units awarded pursuant to the Long Term Incentive Plan for the years ended December 31, 2025 or 2024. During the year ended December 31, 2023, the Company recorded expense of $321 thousand related to restricted stock units.

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

Schedule of ESOP Compensation Expense

	2025	2024	2023
ESOP Compensation Expense	$1,893	$1,879	$1,540

Note 13. RETIREMENT BENEFIT PLANS (Dollars in Thousands)

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
As of December 31, 2025, Arrow uses the sex-distinct Amount-Weighted Pri-2012 Mortality Tables for employees, healthy retirees and contingent survivors, with mortality improvements projected using Scale MP-2021 on a generational basis for the Pension Plan and the sex-distinct White Collar Amount-Weighted Pri-2012 Mortality Tables for employees, healthy retirees and contingent survivors, with mortality improvements projected using Scale MP-2021 on a generational basis for the Select Executive Retirement Plan.
Segment interest rates of 4.07%, 5.15% and 6.01% were used in determining the present value of a lump sum payment/annuitizing cash balance accounts as of December 31, 2025

The following tables set forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Defined Benefit Plan Funded Status
December 31, 2025
Fair Value of Plan Assets	$67,055	$—	$—
Benefit Obligation	40,954	4,509	4,649
Funded Status of Plan	$26,101	$(4,509)	$(4,649)

December 31, 2024
Fair Value of Plan Assets	$63,893	$—	$—
Benefit Obligation	39,763	4,940	5,550
Funded Status of Plan	$24,130	$(4,940)	$(5,550)

Change in Benefit Obligation
Benefit Obligation, at January 1, 2025	$39,763	$4,940	$5,550
Service Cost [1]	1,603	93	31
Interest Cost [2]	2,324	298	279
Plan Participants' Contributions	—	—	535
Actuarial Loss (Gain)	1,997	(357)	(758)
Benefits Paid	(4,733)	(465)	(988)
Benefit Obligation, at December 31, 2025	$40,954	$4,509	$4,649

Benefit Obligation, at January 1, 2024	$42,914	$6,904	$6,221
Service Cost [1]	1,692	78	45
Interest Cost [2]	2,242	320	320
Plan Participants' Contributions	—	—	483
Amendments / Curtailments / Special Termination	441	—	—
Actuarial (Gain)	(3,256)	(1,770)	(497)
Benefits Paid	(4,270)	(592)	(1,022)
Benefit Obligation, at December 31, 2024	39,763	4,940	5,550

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Change in Fair Value of Plan Assets
Fair Value of Plan Assets, at January 1, 2025	$63,893	$—	$—
Actual Return on Plan Assets	7,895	—	—
Employer Contributions	—	465	453
Plan Participants' Contributions	—	—	535
Benefits Paid	(4,733)	(465)	(988)
Fair Value of Plan Assets, at December 31, 2025	$67,055	$—	$—

Fair Value of Plan Assets, at January 1, 2024	$59,199	$—	$—
Actual Return on Plan Assets	8,964	—	—
Employer Contributions	—	592	539
Plan Participants' Contributions	—	—	483
Benefits Paid	(4,270)	(592)	(1,022)
Fair Value of Plan Assets, at December 31, 2024	$63,893	$—	$—

Accumulated Benefit Obligation at December 31, 2025	$40,954	$4,509	$4,649

Amounts Recognized in the Consolidated Balance Sheets
December 31, 2025
Prepaid Pension Asset	$26,101	$—	$—
Accrued Benefit Liability	—	(4,509)	(4,649)
Net Benefit (Expense) Recognized	$26,101	$(4,509)	$(4,649)

December 31, 2024
Prepaid Pension Asset	$24,130	$—	$—
Accrued Benefit Liability	—	(4,940)	(5,550)
Net Benefit (Expense) Recognized	$24,130	$(4,940)	$(5,550)

Amounts Recognized in Other Comprehensive (Loss) Income
For the Year Ended December 31, 2025
Net Unamortized Gain Arising During the Period	$(1,927)	$(358)	$(758)
Amortization of Net (Gain)	—	—	510
Amortization of Prior Service Cost	(189)	(39)	(102)
Total Other Comprehensive (Loss) for Pension and Other Postretirement Benefit Plans	$(2,116)	$(397)	$(350)

For the Year Ended December 31, 2024
Net Unamortized Gain Arising During the Period	$(8,509)	$(1,770)	$(498)
Prior Service Cost	441	—	—
Amortization of Net (Loss) Gain	—	(24)	337
Amortization of Prior Service Cost	(131)	(39)	(102)
Total Other Comprehensive (Loss) for Pension and Other Postretirement Benefit Plans	$(8,199)	$(1,833)	$(263)

For the Year Ended December 31, 2023
Net Unamortized Loss (Gain) Arising During the Period	$(2,315)	$358	$(397)
Net Prior Service Cost Arising During the Period	526	—	—
Amortization of Net (Loss) Gain	(118)	(73)	353
Amortization of Prior Service Cost	(62)	(39)	(104)
Total Other Comprehensive (Loss) Gain for Pension and Other Postretirement Benefit Plans	$(1,969)	$246	$(148)

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Accumulated Other Comprehensive Income
December 31, 2025
Net Actuarial Gain	$(6,295)	$(413)	$(3,049)
Prior Service Cost	961	252	58
Total Accumulated Other Comprehensive (Loss), Before Tax	$(5,334)	$(161)	$(2,991)

December 31, 2024
Net Actuarial Gain	$(4,369)	$(55)	$(2,801)
Prior Service Cost	1,150	291	160
Total Accumulated Other Comprehensive (Loss) Income, Before Tax	$(3,219)	$236	$(2,641)

Net Periodic Benefit Cost
For the Year Ended December 31, 2025
Service Cost [1]	$1,603	$93	$31
Interest Cost [2]	2,324	298	279
Expected Return on Plan Assets [2]	(3,971)	—	—
Amortization of Prior Service Cost [2]	189	39	102
Amortization of Net Gain [2]	—	—	(510)
Net Periodic Benefit Cost	$145	$430	$(98)

For the Year Ended December 31, 2024
Service Cost [1]	$1,692	$78	$45
Interest Cost [2]	2,242	320	320
Expected Return on Plan Assets [2]	(3,710)	—	—
Amortization of Prior Service Cost [2]	131	39	102
Amortization of Net Loss (Gain) [2]	—	25	(337)
Net Periodic Benefit Cost	$355	$462	$130

For the Year Ended December 31, 2023
Service Cost [1]	$1,593	$570	$56
Interest Cost [2]	2,099	336	332
Expected Return on Plan Assets [2]	(3,416)	—	—
Amortization of Prior Service Cost [2]	62	39	104
Amortization of Net Loss (Gain) [2]	118	73	(353)
Net Periodic Benefit Cost	$456	$1,018	$139

Weighted-Average Assumptions Used in Calculating Benefit Obligation
December 31, 2025
Discount Rate	5.99%	6.11%	6.07%
Rate of Compensation Increase	4.00%	4.00%	4.00%
Interest Rate Credit for Determining Projected Cash Balance Account	4.70%	4.70%
Interest Rates segments to Annuitize Cash Balance Account (Segment 1, Segment 2 and Segment 3, respectively)	4.07%, 5.15% and 6.01%	4.07%, 5.15% and 6.01%
Interest Rates to Convert Annuities to Actuarially Equivalent Lump Sum Amounts (Segment 1, Segment 2 and Segment 3, respectively)	4.07%,5.15% and 6.01%	4.07%, 5.15% and 6.01%

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
December 31, 2024
Discount Rate	6.15%	6.21%	6.12%
Rate of Compensation Increase	4.00%	4.00%	4.00%
Interest Rate Credit for Determining Projected Cash Balance Account	4.54%	4.54%

Weighted-Average Assumptions Used in Calculating Net Periodic Benefit Cost
December 31, 2025
Discount Rate	5.99%	6.21%	6.12%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	4.00%	4.00%	4.00%
Interest Rate Credit for Determining Projected Cash Balance Account	4.54%	4.54%
Interest Rates to Annuitize Cash Balance Account (Segment 1, Segment 2, and Segment 3, respectively)	4.07%, 5.15% and 6.01%	4.07%, 5.15% and 6.01%
Interest Rates to Convert Annuities to Actuarially Equivalent Lump Sum Amounts (Segment 1, Segment 2 and Segment 3, respectively)	4.07%, 5.15% and 6.01%	4.07%, 5.15% and 6.01%

December 31, 2024
Discount Rate	5.52%	5.53%	5.51%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	4.00%	4.00%	4.00%
Interest Rate Credit for Determining Projected Cash Balance Account	4.66%	4.66%
Interest Rates to Annuitize Cash Balance Account (Segment 1, Segment 2, and Segment 3, respectively)	4.66%, 5.25% and 5.57%	4.66%, 5.25% and 5.57%
Interest Rates to Convert Annuities to Actuarially Equivalent Lump Sum Amounts (Segment 1, Segment 2 and Segment 3, respectively)	4.66%, 5.25% and 5.57%	4.66%, 5.25% and 5.57%

December 31, 2023
Discount Rate	5.59%	5.61%	5.62%
Expected Long-Term Return on Plan Assets	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.99%	3.99%
Interest Rates to Annuitize Cash Balance Account (Segment 1, Segment 2, and Segment 3, respectively)	5.50%, 5.76% and 5.83%	5.50%, 5.76% and 5.83%
Interest Rates to Convert Annuities to Actuarially Equivalent Lump Sum Amounts (Segment 1, Segment 2 and Segment 3, respectively)	5.50%, 5.76% and 5.83%	5.50%, 5.76% and 5.76%
Footnotes:
1.Included in Salaries and Employee Benefits on the Consolidated Statements of Income
2.Included in Other Operating Expense on the Consolidated Statements of Income

Schedule of Defined Benefit Plan Disclosures
Information about Defined Benefit Plan Assets - Employees' Pension Plan

Fair Value Measurements Using:
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percent of Total	Target Allocation Minimum	Target Allocation Maximum
December 31, 2025
Cash	$—	$—	$—	$—	—%	—%	15.0%
Interest-Bearing Money Market Fund	484	—	—	484	0.7%	—%	15.0%
Arrow Common Stock	6,117	—	—	6,117	9.1%	—%	10.0%
North Country Funds - Equity [1]	18,915	—	—	18,915	28.2%
Other Mutual Funds - Equity	31,363	—	—	31,363	46.8%
Total Equity Funds	50,278	—	—	50,278	75.0%	55.0%	85.0%
Other Mutual Funds - Fixed Income	10,176	—	—	10,176	15.2%	10.0%	30.0%
Total	$67,055	$—	$—	$67,055	100.0%

December 31, 2024
Cash	$—	$—	$—	$—	—%	—%	15.0%
Interest-Bearing Money Market Fund	2,699	—	—	2,699	4.2%	—%	15.0%
Arrow Common Stock	5,593	—	—	5,593	8.8%	—%	10.0%
North Country Funds - Equity [1]	18,740	—	—	18,740	29.3%
Other Mutual Funds - Equity	26,598	—	—	26,598	41.6%
Total Equity Funds	45,338	—	—	45,338	70.9%	55.0%	85.0%
Other Mutual Funds - Fixed Income	10,263	—	—	45,338	16.1%
Total Fixed Income Funds	10,263	—	—	10,263	16.1%	10.0%	30.0%
Total	$63,893	—	—	$63,893	100.0%

Footnote:
1 The North Country Funds - Equity is a publicly traded mutual funds that was advised by Arrow's subsidiary, North Country
Investment Advisers, Inc. until the fund was transferred to a new investment advisor in the first half of 2025.

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Expected Future Benefit Payments
2026	$3,119	$478	$503
2027	3,563	466	538
2028	3,196	443	524
2029	3,180	421	517
2030	3,408	401	514
2031 - 2035	16,806	1,823	2,037

Estimated Contributions During 2026	$—	$478	$503

Assumed Health Care Cost Trend Rates
December 31, 2025
Health Care Cost Trend Rate Assumed for Next Year	8.50%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)	4.04%
Year that the Rate Reaches the Ultimate Trend Rate	2075

December 31, 2024
Health Care Cost Trend Rate Assumed for Next Year	7.75%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)	4.04%
Year that the Rate Reaches the Ultimate Trend Rate	2075

Fair Value of Plan Assets (Defined Benefit Plan):

For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Notes 2. Summary of Significant Accounting Policies and 17. Fair Values to the Consolidated Financial Statements.
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
Cash Flows - We were not required to and we did not make any contribution to our qualified pension plan in 2025.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.

Note 14.OTHER EXPENSES (Dollars In Thousands)

Other operating expenses included in the Consolidated Statements of Income are as follows:

	2025	2024	2023
Legal and Other Professional Fees	5,525	5,816	8,989
Postage and Courier	1,563	1,362	1,367
Advertising and Promotion	1,792	1,253	1,173
Stationery and Printing	1,149	824	832
Intangible Asset Amortization	311	247	176
All Other	5,236	5,750	6,632
Total Other Operating Expense	$15,576	$15,252	$19,169

Note 15.INCOME TAXES (Dollars In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2025	2024	2023
Federal	$8,903	$7,187	$4,611
State	2,339	1,251	1,035
Total Current Tax Expense	11,242	8,438	5,646
Deferred Tax Expense (Benefit):
Federal	384	(631)	1,825
State	(191)	(158)	(26)
Total Deferred Tax Expense (Benefit)	193	(789)	1,799

Total Provision for Income Taxes	$11,435	$7,649	$7,445

In December 2023, the FASB issued ASU No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, intended to enhance the transparency of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 became effective for the Company on January 1, 2025 for annual reporting periods on a prospective basis.
The provisions for income taxes differed from the amounts computed by applying the Federal Income Tax Rate of 21% to pre-tax income as a result of the following:

	2025
	Amount	Percent
Statutory Federal Tax Rate	$11,632	21.0%
State Taxes, Net of Federal Income Tax Benefit (1)	1,697	3.1
Nontaxable or Nondeductible Items
Tax-Exempt Investment Income	(655)	(1.2)
Bank Owned Life Insurance	(349)	(0.6)
Other Items, Net (2)	189	0.3
Tax Credits
Low Income Housing Credits	(53)	(0.1)
Purchased Energy Production Credits	(1,026)	(1.9)
Provision for Income Taxes	$11,435	20.6%

(1) State taxes in New York made up the majority (greater than 50%) of the tax effect in this category.
(2) The "Nontaxable or Nondeductible Items" category includes items such as meals and entertainment, compensation related deductions and other non-deductible expenses. None of those items individually or in the aggregate exceeded the 5%
       quantitative threshold for separate disaggregation in the current year.

The provision for income taxes differed from the amounts computed by applying the Federal Income Tax Rate of 21% to pre-tax income as a result of the following:

	2024	2023
Statutory Federal Tax Rate	21.0%	21.0%
(Decrease) Increase Resulting From:
Tax-Exempt Investment Income	(2.1)	(2.3)
State Taxes, Net of Federal Income Tax Benefit	2.3	2.3
Bank Owned Life Insurance	(0.9)	(1.0)
Other Items, Net	0.2	(0.2)
Effective Tax Rate	20.5%	19.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below:

	2025	2024
Deferred Tax Assets:
Net Unrealized Losses on Securities Available-for-Sale Included in Accumulated Other Comprehensive Income	$4,392	$9,427
Allowance for Credit Losses	8,859	9,068
Lease liabilities	2,403	2,539
Pension and Deferred Compensation Plans	3,308	3,460
Other	1,734	773
Total Gross Deferred Tax Assets	20,696	25,267
Valuation Allowance for Deferred Tax Assets	—	—
Total Gross Deferred Tax Assets, Net of Valuation Allowance	$20,696	$25,267
Deferred Tax Liabilities:
Pension Plans	$5,349	$5,397
Depreciation	5,515	4,692
ROU assets	2,136	2,298
Deferred Income	3,452	3,524
Prepaid Pension Included in Accumulated Other Comprehensive Income	2,183	1,445
Net Unrealized Gains on Equity Securities	381	241
Goodwill	3,413	3,373
Gain on Cash Flow Hedge Agreements Included in Accumulated Other Comprehensive Income	855	1,620
Other	—	64
Total Gross Deferred Tax Liabilities	$23,284	$22,654

Deferred Tax (Liability) Asset, Net	$(2,588)	$2,613

Management believes that the realization of the recognized gross deferred tax assets at December 31, 2025 and 2024 is more likely than not, based on historic earnings and expectations as to future taxable income.

The following table presents income taxes paid for the year ended December 31, 2025.

Federal Taxes Paid	$6,100
New York State Taxes Paid	1,307
Purchase of Energy Tax Credits	11,241
Total Paid	$18,648

Interest and penalties are recorded as a component of the provision for income taxes, if any.  There are no current examinations of our Federal income tax returns, nor have we been notified of any upcoming examinations. During 2024 the State of New York completed a desk audit of the Special Additional Mortgage Recording Tax Credit that Arrow claimed on the 2021 New York State income tax return. The audit resulted in an insignificant balance due. Our tax years 2022 through 2025 are subject to Federal and New York State examination. Management annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2025.

Purchased Energy Production Credits

In December 2025, Arrow Bank entered into a Tax Credit Transfer Agreement for the purchase of 2025 federal transferable tax credits pursuant to Section 45X under Section 6418 of the Internal Revenue Code (IRC), as enacted by the Inflation Reduction Act (IRA) to be generated by the production and sale of torque tubes. Arrow's approximate purchase price was $14.8 million to acquire tax credits of approximately $15.8 million. The difference between the face amount of the credit and the purchase price is recognized as a reduction of 2025 income tax expense. $11.2 million was paid in December 2025 with the remaining amount paid in January 2026 and recorded as a payable as of December 31, 2025. Arrow utilized the purchased tax credits to offset amounts that will be due and payable to the IRS with the 2025 income tax return with the excess to be carried back to prior tax years. The accounting treatment is an offset to federal income taxes payable, a liability to the seller, and a reduction to 2025 income tax expense.

Note 16. EARNINGS PER SHARE (Dollars In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for each of the years in the three-year period ended December 31, 2025.

Earnings Per Share
	Year-to-Date Period Ended:
	12/31/2025	12/31/2024	12/31/2023
Earnings Per Share - Basic:
Net Income	$43,953	$29,709	$30,075
Less: income attributable to unvested stock based compensation awards	(142)	—	—
Net earnings allocated to common shareholders	43,811	29,709	30,075
Weighted Average Shares - Basic	16,502,724	16,739,182	17,037,331
Earnings Per Share - Basic	$2.65	$1.77	$1.77

Earnings Per Share - Diluted:
Net earnings allocated to common shareholders	$43,811	$29,709	$30,075
Weighted Average Shares - Basic	16,502,724	16,739,182	17,037,331
Dilutive Average Shares attributable to stock based compensation awards	2,746	6,040	—
Weighted Average Shares - Diluted	16,505,470	16,745,222	17,037,331
Earnings Per Share - Diluted	$2.65	$1.77	$1.77

Note 17.FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at December 31, 2025 and 2024 were securities available-for-sale, equity securities and derivatives.  Arrow held no securities or liabilities for trading on such dates.  For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements.

The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
	Fair Value Measurements at Reporting Date Using:
Fair Value of Assets and Liabilities Measured on a Recurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Assets:
Securities Available-for Sale:
U.S. Treasuries	$80,563	$80,563	$—	$—
U.S. Government & Agency Obligations	24,816	—	24,816	$—
State and Municipal Obligations	200	—	200	—
Mortgage-Backed Securities	366,681	—	366,681	—
Corporate and Other Debt Securities	23,608	—	23,608	—
Total Securities Available-for-Sale	495,868	80,563	415,305	$—
Equity Securities	5,597	—	5,597	—
Total Securities Measured on a Recurring Basis	501,465	80,563	420,902	—
Derivative Assets	7,935	—	7,935	—
Total Measured on a Recurring Basis	$509,400	$80,563	$428,837	$—

Liabilities:
Derivative Liabilities	$3,484	$—	$3,484	$—
Total Measured on a Recurring Basis	$3,484	$—	$3,484	$—

December 31, 2024
Assets:
Securities Available-for Sale:
U.S. Treasuries	$98,070	$98,070	$—	$—
U.S. Government & Agency Obligations	69,214	—	69,214	$—
State and Municipal Obligations	240	—	240	—
Mortgage-Backed Securities	294,608	—	294,608	—
Corporate and Other Debt Securities	979	—	979	—
Total Securities Available-for-Sale	463,111	98,070	365,041	—
Equity Securities	5,055	—	5,055	—
Total Securities Measured on a Recurring Basis	468,166	98,070	370,096	—
Derivative Assets	12,659	—	12,659	—
Total Measured on a Recurring Basis	$480,825	$98,070	$382,755	$—
Liabilities:
Derivative Liabilities	$8,638	$—	$8,638	$—
Total Measured on a Recurring Basis	$8,638	$—	$8,638	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	280	—	—	280
December 31, 2024
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	458	—	—	458

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals less estimated cost to sell. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at December 31, 2025 and 2024.

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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Cash and Cash Equivalents	$214,183	$214,183	$214,183	$—	$—
Securities Available-for-Sale	495,868	495,868	80,563	415,305	—
Securities Held-to-Maturity	66,975	66,569	—	37,566	29,003
Equity Securities	5,597	5,597		5,597
Federal Home Loan Bank and Federal Reserve Bank Stock	4,372	4,372	—	4,372	—
Net Loans	3,418,771	3,275,415	—	—	3,275,415
Accrued Interest Receivable	15,520	15,520	—	15,520	—
Derivative Assets	7,935	7,935	—	7,935	—
Deposits	3,939,469	3,937,255	—	3,937,255	—
Borrowings	4,265	3,998	—	3,998	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	4,910	4,910	—	4,910	—
Derivative Liabilities	3,484	3,484	—	3,484	—

December 31, 2024
Cash and Cash Equivalents	$154,546	$154,546	$154,546	$—	$—
Securities Available-for-Sale	463,111	463,111	98,070	365,041	—
Securities Held-to-Maturity	98,261	96,586	—	75,262	21,324
Equity Securities	5,055	5,055		5,055
Federal Home Loan Bank and Federal Reserve Bank Stock	4,353	4,353	—	4,353	—
Net Loans	3,360,943	3,137,721	—	—	3,137,721
Accrued Interest Receivable	13,229	13,229	—	13,229	—
Derivative Assets	12,659	12,659	—	12,659	—
Deposits	3,827,930	3,824,699	—	3,824,699	—
Borrowings	8,600	8,386	—	8,386	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	5,099	5,099	—	5,099	—
Derivative Liabilities	8,638	8,638	—	8,638	—

Note 18.LEASES (Dollars In Thousands)

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
Arrow leases three of its branch offices, at market rates, from Stewart’s Shops Corp.  Additionally, on June 14th, 2024, Arrow entered into a sale-leaseback agreement with Stewart's Shops Corp. for a bank branch location. The sale price of the property was $1.1 million which resulted in a gain of $377 thousand. The lease agreement began in June 2024 and runs through May 2029, with rent totaling $5 thousand per month for the remainder of the lease. Mr. Gary C. Dake, CEO of Stewart’s Shops Corp., served as a Director on the Board of Directors for Arrow and Arrow Bank. Mr. Dake retired from the Company's Board at the Annual Meeting on June 4, 2025.

The following includes quantitative data related to the Company's leases as of and for the twelve months ended December 31, 2025 and December 31, 2024:

		Twelve Months Ended
Finance Lease Amounts:	Classification	December 31, 2025	December 31, 2024
Right-of-Use Assets	Premises and Equipment, Net	$4,106	$4,283
Lease Liabilities	Finance Leases	4,929	5,005

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$4,177	$4,628
Lease Liabilities	Other Liabilities	4,392	4,842

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		182	189
Operating Outgoing Cash Flows From Operating Leases		844	636
Financing Outgoing Cash Flows From Finance Leases		76	61
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		395	326
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		24.38	25.58
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		9.56	10.44
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.44%	3.37%

Lease cost information for the Company's leases is as follows:
	Three Months Ended		Twelve Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Lease Cost:
Finance Lease Cost:
Reduction in the Carrying Amount of Right-of-Use Assets	$44	$44	$177	$176
Interest on Lease Liabilities	47	47	182	189
Operating Lease Cost	207	202	828	799
Short-term Lease Cost	17	10	74	38
Variable Lease Cost	68	57	172	234
Total Lease Cost	$383	$360	$1,433	$1,436

Future Lease Payments at December 31, 2025 are as follows:
	Operating Leases	Finance Leases
Twelve Months Ended:
12/31/2025	$770	$267
12/31/2026	703	268
12/31/2027	620	268
12/31/2028	590	275
12/31/2029	482	290
Thereafter	2,033	6,431
Total Undiscounted Cash Flows	5,198	7,799
Less: Net Present Value Adjustment	806	2,870
Lease Liability	$4,392	$4,929

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
These back-to-back interest rate swap agreements are not designated as a hedge for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not present material interest rate exposure to Arrow's consolidated statements of income. Arrow records its interest rate swap agreements at fair value and is presented on a gross basis within other assets and other liabilities on the consolidated balance sheets. Changes in the fair value of assets and liabilities arising from these derivatives are included, net, in other income in the consolidated statement of income.

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, not designated as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	December 31, 2025	December 31, 2024
Fair value adjustment included in other assets	$3,343	$5,520
Fair value adjustment included in other liabilities	3,343	5,520
Notional amount	118,602	104,897

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
The amortization of the loss related to the fair value swaps on the Consolidated Balance Sheets will be adjusted through interest income. The amortization of the loss for 2025 was approximately $83 thousand. Following the termination, Arrow no longer has derivatives designated as fair value hedges.
The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, designed as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	December 31, 2025	December 31, 2024
Fair value adjustment included in other assets	$—	$—
Fair value adjustment included in other liabilities	—	2,263
Notional amount	—	300,000

The following table summarizes the effect of the fair value hedging relationship recognized on the consolidated statement of income:

Derivatives Designated as Hedging Instruments - Fair Value Agreements
	Twelve Months Ended	Twelve Months Ended
	December 31, 2025	December 31, 2024
Hedged Asset	$—	$2,234
Fair value derivative designated as hedging instrument	—	(2,263)
Total (loss) gain recognized in the consolidated statements of income with interest and fees on loans	—	(29)

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset:

Derivatives Designated as Hedging Instruments - Fair Value Swap Agreements
	December 31, 2025	December 31, 2024
Carrying Value of Portfolio Layer Method Hedged Asset	$—	$302,234
Cumulative Fair Value Hedging Adjustment	—	2,234

In the third quarter of 2024, Arrow entered into a forward interest rate swap agreement which commenced in the first quarter of 2025, designated as a cash flow hedge, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount is $125 million and will synthetically fix the variable rate interest payments. The effective fixed rate was 3.29% until maturity. Arrow entered into pay-fixed interest rate swaps to convert rolling 90 days brokered deposits.
For derivatives that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings.

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Twelve Months Ended	Twelve Months Ended
	December 31, 2025	December 31, 2024
Fair value adjustment included in other assets	$148	$1,757
Amount of (loss) gain recognized in AOCI	(506)	1,757
Amount of gain reclassified from AOCI interest expense	1,103	—

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

The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	December 31, 2025	December 31, 2024
Fair value adjustment included in other liabilities	$141	$855
Fair value adjustment included in other assets	11	—
Amount of (loss) gain recognized in AOCI	(454)	3,383
Amount of (loss) gain reclassified from AOCI to interest expense	(37)	1,528

In 2019, Arrow entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. These agreements are designated as cash flow hedges.
The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	December 31, 2025	December 31, 2024
Fair value adjustment included in other assets	$4,433	$5,382
Amount of (loss) gain recognized in AOCI	(1,217)	1,358
Amount of (loss) gain reclassified from AOCI to interest expense	(268)	974

Note 20.REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, Arrow and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered inter-company borrowings and maintenance of reserve requirement balances.
The principal source of the funds for the payment of stockholder dividends by Arrow has been from dividends declared and paid to Arrow by Arrow Bank.  As of December 31, 2025, the maximum amount that could have been paid by to Arrow by Arrow Bank, without prior regulatory approval, was approximately $27.7 million.
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
Current quantitative measures established by regulation to ensure capital adequacy require Arrow and Arrow Bank to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2025 and 2024, that Arrow Bank meet all capital adequacy requirements to which it is subject. The regulatory capital requirements incorporate a capital concept, the so-called "capital conservation buffer" (set at 2.5%), which must be added to each of the minimum required risk-based capital ratios (i.e., the minimum CET1 ratio, the minimum Tier 1 risk-based capital ratio and the minimum total risk-based capital ratio).
As of December 31, 2025, Arrow Bank qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage, and CET1 risk-based ratios as set forth in the table below. There are no conditions or events that management believes have changed Arrow’s or Arrow Bank's categories. The actual capital amounts and ratios for Arrow and Arrow Bank are presented in the table below as of December 31, 2025 and 2024:

	Actual		Minimum Amounts For Capital Adequacy Purposes (including "capital conservation buffer")		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Total Capital (to Risk Weighted Assets):
Arrow	$469,675	14.8%	$334,135	10.5%	$318,224	10.0%
Arrow Bank National Association	449,958	14.3%	331,045	10.5%	315,281	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	434,101	13.6%	270,490	8.5%	254,579	8.0%
Arrow Bank National Association	414,384	13.1%	267,989	8.5%	252,225	8.0%
Tier I Capital (to Average Assets):
Arrow	434,101	9.7%	179,450	4.0%	224,313	5.0%
Arrow Bank National Association	414,384	9.3%	178,922	4.0%	223,652	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	414,050	13.0%	222,757	7.0%	206,846	6.5%
Arrow Bank National Association	414,333	13.1%	220,697	7.0%	204,933	6.5%

	Actual		Minimum Amounts For Capital Adequacy Purposes (including "capital conservation buffer")		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2024
Total Capital (to Risk Weighted Assets):
Arrow	$452,506	14.5%	$328,268	10.5%	$312,636	10.0%
Arrow Bank National Association	435,628	14.0%	327,050	10.5%	311,476	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	417,338	13.4%	265,741	8.5%	250,109	8.0%
Arrow Bank National Association	400,460	12.9%	264,755	8.5%	249,181	8.0%
Tier I Capital (to Average Assets):
Arrow	417,338	9.6%	173,952	4.0%	217,440	5.0%
Arrow Bank National Association	400,460	9.2%	173,656	4.0%	217,070	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Arrow	397,285	12.7%	218,845	7.0%	203,214	6.5%
Arrow Bank National Association	400,407	12.9%	218,033	7.0%	202,459	6.5%

Note 21.PARENT ONLY FINANCIAL INFORMATION (Dollars In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2025	2024
Interest-Bearing Deposits with Arrow Bank	$530	$333
Equity Securities	2,491	2,144
Investment in Subsidiaries at Equity	430,047	401,228
Other Assets	20,674	19,159
Total Assets	$453,742	$422,864
LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$20,000	$20,000
Other Liabilities	1,890	1,963
Total Liabilities	21,890	21,963
STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	431,852	400,901
Total Liabilities and Stockholders’ Equity	$453,742	$422,864

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2025	2024	2023
Dividends from Bank Subsidiaries	$31,050	$25,100	$24,000
Interest and Dividends on Investments	47	47	47
Other Income (Including Management Fees)	1,084	934	363
Total Income	32,181	26,081	24,410
Expense:
Interest Expense	686	685	685
Other Expense	1,190	1,325	4,280
Total Expense	1,876	2,010	4,965
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	30,305	24,071	19,445
Income Tax Benefit	467	487	1,242
Equity in Undistributed Net Income of Subsidiaries	13,181	5,151	9,388
Net Income	$43,953	$29,709	$30,075

The Statement of Changes in Stockholders’ Equity is not reported because it is identical to the Consolidated Statement of Changes in Stockholders’ Equity.

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net Income	$43,953	$29,709	$30,075
Undistributed Net Income of Subsidiaries	(13,181)	(5,151)	(9,388)
Shares Issued Under the Directors’ Stock Plan	455	495	218
Changes in Other Assets and Other Liabilities	(2,474)	(1,673)	(229)
Net Cash Provided by Operating Activities	28,753	23,380	20,676
Cash Flows from Financing Activities:
Stock Options Exercised	256	433	96
Shares Issued Under the Employee Stock Purchase Plan	325	291	120
Shares Issued for Dividend Reinvestment Plans	—	—	472
Purchase of Treasury Stock	(10,240)	(6,790)	(3,608)
Cash Dividends Paid	(18,897)	(18,286)	(17,983)
Net Cash Used in Financing Activities	(28,556)	(24,352)	(20,903)
Net Increase (Decrease) in Cash and Cash Equivalents	197	(972)	(227)
Cash and Cash Equivalents at Beginning of the Year	333	1,305	1,532
Cash and Cash Equivalents at End of the Year	$530	$333	$1,305
Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$686	$685	$685

Note 22.    Segment Reporting

The Company's revenue is primarily derived from community banking. Arrow's Chief Executive Officer ("CEO") is considered to be the Company's Chief Operating Decision Maker ("CODM"). The CEO manages its operations and monitors Arrow's financial performance on a consolidated basis The Executive Management Team includes the following officers of the Company:
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

NOTE 23. RELATED PARTY TRANSACTIONS (In Thousands)

Loans to principal officers, directors and their affiliates during 2025 were as follows:

Balance January 1, 2025	$4,902
New loans	100
Repayments	(656)
Other reduction - change in related party status during 2025	(696)
Balance December 31, 2025	$3,650

Deposits from principal officers, directors and their affiliates at December 31, 2025 and 2024 were approximately $14.0 million and $12.3 million.
In addition, during 2025 Arrow leased properties from Director that retired from the Board in June 2025, further discussion of those transactions is included in Note 18. Leases to the Consolidated Financial Statements.

Note 24.SUBSEQUENT EVENTS

On February 26, 2026, Arrow and Adirondack Bancorp, Inc., the parent company of Adirondack Bank, jointly announced that both companies’ boards of directors have unanimously approved an agreement and plan of merger (the “Agreement”) pursuant to which Adirondack will merge with and into Arrow Merger Sub, Inc. ("Merger Sub"), a Maryland Corporation and wholly owned subsidiary of Arrow.
Upon the terms and subject to the conditions of the Agreement, Adirondack shareholders will receive a combination of stock and cash upon closing of the merger with Arrow. Each outstanding share of Adirondack common stock will be converted into 1.8610 shares of Arrow common stock plus $18.72 in cash. Based on the closing stock price of AROW common stock of $34.43 as of February 25, 2026, the aggregate implied transaction value was approximately $89.1 million.
Management expects the closing of the transaction late in the second quarter or early in the third quarter of 2026 following receipt of approvals from regulatory authorities, the approval of Adirondack shareholders, and the satisfaction of other customary closing conditions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2025.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures over financial reporting were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. As of December 31, 2025, management evaluated the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The results of management assessment were reviewed with the Company's Audit and Risk Committee of its Board of Directors. The independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements of our Directors and Officers
During the fourth quarter of 2025, none of Arrow’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections – None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors, nominees for director, and the committees of the Company's Board is set forth under the captions "Voting Item 1: Election of Directors" and “Corporate Governance” in Arrow's Proxy Statement for its Annual Meeting of Shareholders to be held June 3, 2026 (the "Proxy Statement"), which sections are incorporated herein by reference. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement under the caption "Delinquent Section 16(a) Reports” and is incorporated herein by reference. Certain required information regarding our Executive Officers is contained in Part I, Item 1.G. of this Report, "Executive Officers of the Registrant."
Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com under the link "Corporate Governance" on the header tab "Corporate."

Item 11. Executive Compensation
The information required by this item is set forth under the captions “Corporate Governance - Director Independence,” "Compensation Discussion and Analysis” including the “Compensation Committee Report” section thereof, “Executive Compensation,” “Agreements with Named Executive Officers” including the "Potential Payments Upon Termination or Change of Control” and “Potential Payments Table” sections thereof, and “Voting Item 1: Election of Directors - Director Compensation” of the Proxy Statement, which sections are incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services
The information required by this item is set forth under the captions "Voting Item 3. Ratification of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm Fees," and “Corporate Governance - Board Committees” of the Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
1.  Financial Statements

The following financial statements, the notes thereto, and the independent auditors’ report thereon are filed in Part II, Item 8 of this Report.  See the index to such financial statements at the beginning of Item 8.

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2025, and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements

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

4.9	Description of the Company's Securities incorporated herein by reference from the Registrant's Annual Report filed on Form 10-K for the year ended December 31, 2019, Exhibit 4.9
10.1	2022 Long Term Incentive Plan of the Registrant, incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2022 as Annex A*
10.2	Profit Sharing Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.6*
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

10.7	Short Term Incentive Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.12*
10.8	2013 Long Term Incentive Plan of the Registrant, incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 20, 2013 as Appendix A*
10.9
Form of Incentive Stock Option Certificate (Employee Award) of the Registrant incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2013, Exhibit 10.15*

Exhibit Number	Exhibit
10.10
Form of Non-Qualified Stock Option Certificate (Employee Award) of the Registrant Form of Non-Qualified Stock Option Certificate (Employee Award) of the Registrant incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2013, Exhibit 10.16*

10.11
Form of Non-Qualified Stock Option Certificate (Director Award) of the Registrant incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2013, Exhibit 10.17*

10.12
Form of Restricted Stock Unit Award Agreement of the Registrant incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2021, Exhibit 10.16*

10.13
Amendment dated October 18, 2013 to Registrant’s Select Executive Retirement Plan for benefits accrued or vested after December 31, 2004, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form10-K for the year ended December 31, 2013, Exhibit 10.18*

10.14
Amendment dated January 1, 2018 to Registrant's Select Executive Retirement Plan, incorporated herein, by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, Exhibit 10.1*

10.15
Form of Restricted Stock Award Agreement Form 2024 (Single Trigger At Will Employees), incorporated herein, by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, Exhibit 10.1*

10.16
Form of Restricted Stock Award Agreement Form 2024 (Double Trigger Contracted Employees), incorporated herein, by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, Exhibit 10.2*

10.17
Form of Restricted Stock Award Agreement Form 2024 (Non-Employee Directors), incorporated herein, by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, Exhibit 10.3*

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14
16.1	Change in Registrant's Certifying Accountant (incorporated herein by reference to Current Report on Form 8-K filed March 19, 2024).

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
19.1	Arrow Financial Corporation Policy on Insider Trading - January 2026
21	Subsidiaries of Arrow Financial Corporation
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Management contracts or compensation plans required to be filed as an exhibit.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date:	March 6, 2026	By: /s/ David S. DeMarco David S. DeMarco President and Chief Executive Officer (Principal Executive Officer)

Date:	March 6, 2026	By: /s/ Penko Ivanov Penko Ivanov Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 6, 2026 by the following persons in the capacities indicated.

/s/ Mark L. Behan Mark L. Behan Director	/s/ David G. Kruczlnicki David G. Kruczlnicki Director

/s/ Tenée R. Casaccio Tenée R. Casaccio Director and Chair	/s/ Elizabeth A. Miller Elizabeth A. Miller Director

_/s/ Gregory J. Champion Gregory J. Champion Director	/s/ Philip C. Morris Philip C. Morris Director

/s/ James M. Dawsey James M. Dawsey Director	/s/ Raymond F. O'Conor Raymond F. O'Conor Director

/s/ David S. DeMarco David S. DeMarco Director	/s/ Colin L. Read Colin L. Read Director

/s/ Kristine D. Duffy Kristine D. Duffy Director	/s/ Daniel J. White Daniel J. White Director

/s/ Darrin Jahnel Darrin Jahnel Director