Form 10-K/A
period 2025-12-31
ARROW FINANCIAL CORP
filed 2026-03-27
CIK 717538

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

Auditor Name: Crowe LLP         Auditor Location: Indianapolis, Indiana         Auditor Firm ID: 173

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2025, originally filed on March 6, 2026 (the “Original Filing”) by Arrow Financial Corporation ("Arrow" or the “Company”). Arrow is filing this Amendment to add Exhibit 97.1, the Arrow Financial Corporation Clawback Policy (Adopted as of December 1, 2023), which was inadvertently omitted from the Original Filing. There were no changes made to the Arrow Financial Corporation Clawback Policy during 2025.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of and for the periods covered in the Original Filing, and the Company has not updated the disclosures contained therein to reflect any subsequent events.

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

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14
16.1	Change in Registrant's Certifying Accountant (incorporated herein by reference to Current Report on Form 8-K filed March 19, 2024)
19.1	Arrow Financial Corporation Policy on Insider Trading - January 2026
21	Subsidiaries of Arrow Financial Corporation
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
97.1
Arrow Financial Corporation Clawback Policy (Adopted as of December 1, 2023) incorporated herein by reference from the Registrant's Annual Report filed on Form 10-K for the year ended December 31, 2024

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
31.3	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.4	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Management contracts or compensation plans required to be filed as an exhibit.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date:	March 27, 2026	By: /s/ David S. DeMarco David S. DeMarco President and Chief Executive Officer (Principal Executive Officer)

Date:	March 27, 2026	By: /s/ Penko Ivanov Penko Ivanov Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 6, 2026 by the following persons in the capacities indicated.