Form 10-Q
period 2026-03-31
ARROW FINANCIAL CORP
filed 2026-05-08
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2026
Common Stock, par value $1.00 per share	16,529,019

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and Due From Banks	$29,102	$29,132
Interest-Earning Deposits at Banks	256,504	185,051
Investment Securities:
Available-for-Sale at Fair Value	518,803	495,868
Held-to-Maturity (Fair Value of $65,321 at March 31, 2026 and $66,569 at December 31, 2025)	65,646	66,975
Equity Securities	5,742	5,597
Other Investments	4,375	4,372
Loans	3,438,966	3,453,093
Allowance for Credit Losses	(34,055)	(34,322)
Net Loans	3,404,911	3,418,771
Premises and Equipment, Net	59,561	59,433
Goodwill	23,789	23,789
Other Intangible Assets, Net	1,692	1,741
Other Assets	151,894	155,133
Total Assets	$4,522,019	$4,445,862
LIABILITIES
Noninterest-Bearing Deposits	$721,734	$722,374
Interest-Bearing Checking Accounts	898,168	862,192
Savings Deposits	1,618,309	1,557,638
Time Deposits over $250	140,899	155,802
Other Time Deposits	634,829	641,463
Total Deposits	4,013,939	3,939,469
Borrowings	4,265	4,265
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Finance Leases	4,908	4,929
Other Liabilities	38,764	45,347
Total Liabilities	4,081,876	4,014,010
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value; 1,000,000 Shares Authorized at March 31, 2026 and December 31, 2025 (none issued)	—	—
Common Stock, $1 Par Value: 30,000,000 Shares Authorized; 22,066,559 Shares Issued and 16,526,929 and 16,445,342 outstanding at March 31, 2026 and December 31, 2025	22,067	22,067
Additional Paid-in Capital	414,431	414,506
Retained Earnings	110,804	102,271
Accumulated Other Comprehensive Loss	(4,764)	(4,037)
Treasury Stock, at Cost (5,539,630 Shares at March 31, 2026 and 5,621,217 Shares at December 31, 2025)	(102,395)	(102,955)
Total Stockholders’ Equity	440,143	431,852
Total Liabilities and Stockholders’ Equity	$4,522,019	$4,445,862
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$47,126	$44,550
Interest on Deposits at Banks	1,675	1,621
Interest and Dividends on Investment Securities:
Fully Taxable	4,529	3,608
Exempt from Federal Taxes	464	587
Total Interest and Dividend Income	53,794	50,366
INTEREST EXPENSE
Interest-Bearing Checking Accounts	2,100	1,803
Savings Deposits	8,716	9,483
Time Deposits over $250	1,196	1,811
Other Time Deposits	5,436	5,529
Borrowings	—	167
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	169	169
Interest on Financing Leases	47	47
Total Interest Expense	17,664	19,009
NET INTEREST INCOME	36,130	31,357
Provision for Credit Losses on Loans	548	5,019
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	35,582	26,338
NON-INTEREST INCOME
Income From Fiduciary Activities	2,713	2,535
Fees for Other Services to Customers	2,727	2,600
Insurance Commissions	2,113	1,826
Net Gain on Securities	145	317
Net Gain on Sales of Loans	290	101
Other Operating Income	640	460
Total Non-Interest Income	8,628	7,839
NON-INTEREST EXPENSE
Salaries and Employee Benefits	14,922	13,555
Occupancy Expenses, Net	2,459	2,022
Technology and Equipment Expense	5,052	5,087
FDIC Assessments	585	670
Other Operating Expense	3,847	4,711
Total Non-Interest Expense	26,865	26,045
INCOME BEFORE PROVISION FOR INCOME TAXES	17,345	8,132
Provision for Income Taxes	3,860	1,822
NET INCOME	$13,485	$6,310
Average Shares Outstanding:
Basic	16,382	16,665
Diluted	16,403	16,673
Per Common Share:
Basic Earnings	$0.82	$0.38
Diluted Earnings	0.82	0.38

See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net Income	$13,485	$6,310
Other Comprehensive (Loss) Income, Net of Tax:
Net Unrealized Securities Holding (Loss) Gain Arising During the Period	(1,810)	6,416
Net Unrealized Gain (Loss) on Cash Flow Hedge Agreements	902	(1,154)
Reclassification of Net Unrealized Loss (Gain) on Cash Flow Hedge Agreements to Interest Expense	216	(319)
Amortization of Net Retirement Plan Actuarial (Gain)	(87)	(71)
Amortization of Net Retirement Plan Prior Service Cost	52	61
Other Comprehensive (Loss) Income	(727)	4,933
Comprehensive Income	$12,758	$11,243

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2025	$22,067	$414,506	$102,271	$(4,037)	$(102,955)	$431,852
Net Income	—	—	13,485	—	—	13,485
Other Comprehensive Loss	—	—	—	(727)	—	(727)
Cash Dividends Paid, $.30 per Share	—	—	(4,952)	—	—	(4,952)
Stock Options Exercised, Net (7,325 Shares)	—	107	—	—	58	165
Shares Issued Under the Directors’ Stock Plan (3,925 Shares)	—	94	—	—	31	125
Shares Issued Under the Employee Stock Purchase Plan (2,684 Shares)	—	58	—	—	22	80
Shares Issued Related to Restricted Share Awards (71,111 Shares)	—	(562)	—	—	562	—
Compensation expense related to Employee Stock Purchase Plan	—	8	—	—	—	8
Stock-Based Compensation Expense	—	220	—	—	—	220
Purchase of Treasury Stock (3,458 Shares) related to vesting or exercise of stock based compensation awards	—	—	—	—	(113)	(113)
Balance at March 31, 2026	$22,067	$414,431	$110,804	$(4,764)	$(102,395)	$440,143

	Three Months Ended March 31, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2024	$22,067	$413,476	$77,215	$(18,453)	$(93,404)	$400,901
Net Income	—	—	6,310	—	—	6,310
Other Comprehensive Income	—	—	—	4,933	—	4,933
Cash Dividends Paid, $.28 per Share	—	—	(4,698)	—	—	(4,698)
Stock Options Exercised, Net (5,144 Shares)	—	62	—	—	40	102
Shares Issued Under the Directors’ Stock Plan (4,989 Shares)	—	92	—	—	40	132
Shares Issued Under the Employee Stock Purchase Plan (3,327 Shares)	—	56	—	—	27	83
Shares Issued Related to Restricted Share Awards (43,250 Shares)	—	(342)	—	—	342	—
Compensation expense related to Employee Stock Purchase Plan	—	9	—	—	—	9
Stock-Based Compensation Expense	—	116	—	—	—	116
Purchase of Treasury Stock (130,101 Shares) [1]	—	—	—	—	(3,479)	(3,479)
Balance at March 31, 2025	$22,067	$413,469	$78,827	$(13,520)	$(96,434)	$404,409

1 Cost of Treasury Stock includes the Stock Buyback Tax Under the Inflation Reduction Act of 2022.

See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended March 31,
Cash Flows from Operating Activities:	2026	2025
Net Income	$13,485	$6,310
Provision for Credit Losses	548	5,019
Depreciation and Amortization	1,246	1,206
Net gain on equity securities	(145)	(317)
Loans originated and held-for-sale	(7,420)	(5,591)
Proceeds from the sale of loans held-for-sale	10,605	4,135
Net gain on the sale of loans	(290)	(101)
Net loss on the sale of premises and equipment, other real estate owned and repossessed assets	39	37
Contributions to retirement benefit plans	(157)	(177)
Deferred income tax benefit	(1,530)	(854)
Settlement of Energy Production Tax Credits	(4,070)	—
Shares issued under the Directors’ Stock Plan	125	132
Stock-based compensation expense	228	125
Tax benefit from exercise of stock options	109	8
Net increase in Other Assets	4,482	3,089
Net decrease in Other Liabilities	(2,012)	(2,951)
Net Cash Provided By Operating Activities	15,243	10,070
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and principal repayments of securities AFS	17,945	26,172
Purchases of securities AFS	(43,152)	—
Proceeds from maturities, calls, and principal repayments of securities HTM	2,070	3,629
Purchases of securities HTM	(752)	(2,899)
Net decrease (increase) in loans	9,617	(21,168)
Proceeds from sales of premises and equipment, OREO and repos	468	623
Purchases of premises and equipment	(1,302)	(1,274)
Purchase of FHLB stock	(3)	—
Net Cash (Used) Provided By Investing Activities	(15,109)	5,083
Cash Flows from Financing Activities:
Net increase in deposits	74,470	140,235
Finance lease payments	(21)	(26)
Net cash collateral received from (paid to) derivative counterparties	1,660	(470)
Purchase of treasury stock	(113)	(3,479)
Stock options exercised, net	165	102
Shares issued under ESPP	80	83
Cash dividends paid	(4,952)	(4,698)
Net Cash Provided By Financing Activities	71,289	131,747
Net Increase in Cash and Cash Equivalents	71,423	146,900
Cash and Cash Equivalents at Beginning of Period	214,183	154,546
Cash and Cash Equivalents at End of Period	$285,606	$301,446

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on deposits and borrowings	$18,101	$18,718
Income taxes	603	507
Transfer of loans to other real estate owned and repossessed assets	749	624

See Notes to Unaudited Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.RISKS AND UNCERTAINTIES

Nature of Operations - Arrow Financial Corporation ("Arrow"), a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow's banking subsidiary is Arrow Bank National Association® ("Arrow Bank™") whose main office is located in Glens Falls, New York. Arrow Bank provides a full range of services to individuals and small to mid-size businesses in New York State from Albany to the Canadian border. In addition, through an indirect lending program, Arrow sources consumer loans from an extensive network of automobile dealers that operate throughout New York and Vermont. An active subsidiary of Arrow Bank is Upstate Agency LLC, offering insurance services including property, and casualty insurance, group health insurance and individual life insurance products. Arrow Bank has a wealth management department which provides investment management and trust services. North Country Investment Advisers, Inc., a registered investment adviser that provided investment advice to Arrow's proprietary mutual fund until the fund was transferred to a new investment advisor in the first half of 2025, and Arrow Properties, Inc., a real estate investment trust, or REIT, are subsidiaries of Arrow Bank. Arrow also directly owns two subsidiary business trusts, organized in 2003 and 2004 to issue trust preferred securities (TRUPs), which are still outstanding.

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

Note 2.     ACCOUNTING POLICIES

The accompanying unaudited interim Consolidated Financial Statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2026 and December 31, 2025; the results of operations for the three month periods ended March 31, 2026 and 2025; the consolidated statements of comprehensive income for the three month periods ended March 31, 2026 and 2025; the changes in stockholders' equity for the three month periods ended March 31, 2026 and 2025; and the cash flows for the three month periods ended March 31, 2026 and 2025. All such adjustments are of a normal recurring nature. The unaudited interim Consolidated Financial Statements should be read in conjunction with the audited annual Consolidated Financial Statements of Arrow for the year ended December 31, 2025 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").

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

Other ASUs issued but not effective until after March 31, 2026, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows.

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

Commercial Loans
Commercial Real Estate Loans
Consumer Loans
Residential Loans

Further details related to loan portfolio segments are included in Note 4. Loans to the Consolidated Financial Statements of this Form 10-Q.
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
For the loan segments utilizing the DCF method (commercial, commercial real estate, and residential) management utilizes externally developed economic forecast of the following economic factors as loss drivers: national unemployment, gross domestic product and Case-Shiller U.S. National Home Price Index (HPI). The economic forecast is applied over a reasonable and supportable forecast period. Arrow utilizes a six quarter reasonable and supportable forecast period with an eight quarter reversion to the historic mean on a straight-line basis.
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

All loans that exceed $250 thousand which are on nonaccrual, are evaluated on an individual basis. For collateral dependent financial assets where Arrow has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and Arrow expects repayment of the financial asset to be provided substantially through the sale of the collateral, Arrow has elected to measure the allowance for credit loss as the difference between the fair value of the collateral less cost to sell, and the amortized cost basis of the asset as of the measurement date. In the event the repayment of a collateral dependent financial asset is expected to be provided substantially through the operation of the collateral, Arrow will use fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.
Arrow evaluates whether a modification represents a new loan or a continuation of an existing loan, consistent with the current GAAP treatment for other loan modifications. In addition, Arrow evaluates and if necessary, discloses if loan modifications made to borrowers experiencing financial difficulty contain a financial concession

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities - Arrow estimates expected credit losses over the contractual period in which Arrow has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by Arrow. The allowance for credit losses on off-balance sheet credit exposures recognized in other liabilities, is adjusted as an expense in other non-interest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. Estimating credit losses on unfunded commitments requires Arrow to consider the following categories of off-balance sheet credit exposure: unfunded commitments to extend credit, unfunded lines of credit, and standby letters of credit. Each of these unfunded commitments is then analyzed for a probability of funding to calculate a probable funding amount. The life of loan loss factor by related portfolio segment from the loan allowance for credit loss calculation is then applied to the probable funding amount to calculate the estimated credit losses on off-balance sheet credit exposures recognized as other liabilities.

Note 3.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at March 31, 2026 and December 31, 2025:

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
March 31, 2026
Available-For-Sale Securities, at Amortized Cost	$78,523	$25,000	$200	$408,303	$26,250	$538,276
Gross Unrealized Gains	1,352	—	—	1,203	331	2,886
Gross Unrealized Losses	(73)	(198)	—	(22,031)	(57)	(22,359)
Available-For-Sale Securities, at Fair Value	79,802	24,802	200	387,475	26,524	518,803
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						264,016

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$—	$15,000	$—	$111	$—	$15,111
From 1 - 5 Years	73,465	10,000	200	39,288	1,000	123,953
From 5 - 10 Years	5,058	—	—	64,801	25,250	95,109
Over 10 Years	—	—	—	304,103	—	304,103

Maturities of Debt Securities, at Fair Value:
Within One Year	$—	$14,856	$—	$111	$—	$14,967
From 1 - 5 Years	74,817	9,946	200	38,856	980	124,799
From 5 - 10 Years	4,985	—	—	60,630	25,544	91,159
Over 10 Years	—	—	—	287,878	—	287,878

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$4,985	$—	$—	$75,348	$9,213	$89,546
12 Months or Longer	—	24,802	—	184,721	980	210,503
Total	$4,985	$24,802	$—	$260,069	$10,193	$300,049
Number of Securities in a Continuous Loss Position	1	3	—	90	8	102

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$73	$—	$—	$896	$37	$1,006
12 Months or Longer	—	198	—	21,135	20	21,353
Total	$73	$198	$—	$22,031	$57	$22,359

December 31, 2025
Available-For-Sale Securities, at Amortized Cost	$78,436	$25,000	$200	$385,766	$23,500	$512,902
Gross Unrealized Gains	2,139	—	—	2,153	194	4,486
Gross Unrealized Losses	(12)	(184)	—	(21,238)	(86)	(21,520)
Available-For-Sale Securities, at Fair Value	80,563	24,816	200	366,681	23,608	495,868
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						234,933

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$5,047	$—	$—	$13,154	$4,436	$22,637

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
12 Months or Longer	—	24,816	—	193,635	979	219,430
Total	$5,047	$24,816	$—	$206,789	$5,415	$242,067
Number of Securities in a Continuous Loss Position	1	3	—	83	4	91

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$12	$—	$—	$8	$64	$84
12 Months or Longer	—	184	—	21,230	22	21,436
Total	$12	$184	$—	$21,238	$86	$21,520

There was no allowance for credit losses for the AFS debt securities portfolio at either March 31, 2026 or December 31, 2025.

The following table is the schedule of Held-To-Maturity Securities at March 31, 2026 and December 31, 2025:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
March 31, 2026
Held-To-Maturity Securities, at Amortized Cost	$62,081	$3,565	$65,646
Gross Unrealized Losses	(246)	(79)	(325)
Held-To-Maturity Securities, at Fair Value	61,835	3,486	65,321
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			33,703
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			33,378

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$46,161	$—	$46,161
From 1 - 5 Years	14,560	2,261	16,821
From 5 - 10 Years	1,360	—	1,360
Over 10 Years	—	1,304	1,304

Maturities of Debt Securities, at Fair Value:
Within One Year	$46,095	$—	$46,095
From 1 - 5 Years	14,385	2,222	16,607
From 5 - 10 Years	1,355	—	1,355
Over 10 Years	—	1,264	1,264

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$792	$—	$792
12 Months or Longer	31,058	3,485	34,543
Total	$31,850	$3,485	$35,335

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
Number of Securities in a Continuous Loss Position	109	16	125

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3	$—	$3
12 Months or Longer	243	79	322
Total	$246	$79	$325

December 31, 2025
Held-To-Maturity Securities, at Amortized Cost	$62,870	$4,105	$66,975
Gross Unrealized Losses	(324)	(82)	(406)
Held-To-Maturity Securities, at Fair Value	62,546	4,023	66,569
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			35,078
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			34,672

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$400	$—	$400
12 Months or Longer	32,138	4,023	36,161
Total	$32,538	$4,023	$36,561
Number of Securities in a Continuous Loss Position	109	16	125

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	324	82	406
Total	$324	$82	$406

In the tables above, maturities of mortgage-backed securities are included based on their contractual lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for March 31, 2026 and December 31, 2025 do not reflect any material deterioration of the credit worthiness of the issuing entities.
Arrow evaluates AFS debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at March 31, 2026 and December 31, 2025, gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell, any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at March 31, 2026 or December 31, 2025 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the three months ended March 31, 2026 or the year ended December 31, 2025.
Arrow's HTM debt securities are comprised of U.S. government-sponsored enterprises (GSEs) or state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its HTM debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of March 31, 2026.

The following table is the schedule of Equity Securities at March 31, 2026 and December 31, 2025:

Equity Securities

	March 31, 2026	December 31, 2025
Equity Securities, at Fair Value	$5,742	$5,597

The following is a summary of realized and unrealized gains and losses recognized in income on equity securities during the three month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net Gain on Equity Securities	$145	$317
Less: Net gain recognized during the reporting period on equity securities sold during the period	—	—
Unrealized net gain recognized during the reporting period on equity securities still held at the reporting date	$145	$317

Note 4.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of March 31, 2026 and December 31, 2025 and an analysis of the recorded investment in loans that are past due at these dates. Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due. Loans held-for-sale of $490 thousand and $3.4 million as of March 31, 2026 and December 31, 2025, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
March 31, 2026
Loans past due 30-59 days	$514	$—	$13,620	$5,233	$19,367
Loans past due 60-89 days	175	—	4,606	1,059	5,840
Loans past due 90 or more days	304	—	1,290	1,960	3,554
Total loans past due	993	—	19,516	8,252	28,761
Current loans	168,606	811,770	1,052,027	1,377,802	3,410,205
Total Loans	$169,599	$811,770	$1,071,543	$1,386,054	$3,438,966

December 31, 2025
Loans past due 30-59 days	$584	$—	$13,476	$808	$14,868
Loans past due 60-89 days	255	2,888	7,495	3,503	14,141
Loans past due 90 or more days	195	—	1,886	3,517	5,598
Total loans past due	1,034	2,888	22,857	7,828	34,607
Current loans	164,695	815,371	1,053,150	1,385,270	3,418,486
Total loans	$165,729	$818,259	$1,076,007	$1,393,098	$3,453,093

Schedule of Nonaccrual Loans by Category
		Commercial
March 31, 2026	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or more days past due and Still Accruing Interest	$—	$—	$—	$621	$621
Nonaccrual loans	304	—	1,355	2,143	3,802
Nonaccrual with no allowance for credit loss	—	—	—	1,027	1,027

December 31, 2025
Loans 90 or more days past due and Still Accruing Interest	$27	$—	$31	$1,983	$2,040
Nonaccrual loans	168	—	1,879	4,368	6,415
Nonaccrual with no allowance for credit loss	168	—	1,879	4,368	6,415

The Company recognized $0 of interest income on nonaccrual loans during the three months ended March 31, 2026.

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

Allowance for Credit Losses

Loan segments were selected by class code and application code to ensure each segment is comprised of loans with homogenous loan characteristics and similar risk profiles. The resulting loan segments are commercial, commercial real estate, consumer and residential real estate loans. Please see Note 2. Accounting Policies to the Consolidated Financial Statements for additional detail on our Allowance for Credit Losses.

The following table details activity in the allowance for credit losses on loans for the three months ended March 31, 2026 and March 31, 2025:

Allowance for Credit Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
December 31, 2025	$2,954	$15,260	$4,090	$12,018	$34,322
Charge-offs	$—	$—	$(1,560)	$(14)	$(1,574)
Recoveries	$—	$—	$759	$—	$759
Provision	$(499)	$(703)	$1,221	$529	$548
March 31, 2026	$2,455	$14,557	$4,510	$12,533	$34,055

December 31, 2024	$1,925	$14,507	$3,882	$13,284	$33,598
Charge-offs	$—	$—	$(1,519)	$(31)	$(1,550)
Recoveries	$—	$—	$704	$—	$704
Provision	$(124)	$3,729	$1,080	$334	$5,019
March 31, 2025	$1,801	$18,236	$4,147	$13,587	$37,771

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities

As of March 31, 2026 and December 31, 2025, estimated credit losses on unfunded off-balance sheet credit exposures were $1.1 million and $1.3 million, respectively, and were included in other liabilities on the consolidated balance sheets.

Individually Evaluated Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2026 and December 31, 2025:

March 31, 2026	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	—	—
Consumer	—	—	—
Residential	1,027	—	1,027
Total	$1,027	$—	$1,027

December 31, 2025	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	—	—
Consumer	—	—	—
Residential	3,172	—	3,172
Total	$3,172	$—	$3,172

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

Loan Credit Quality Indicators and Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. In some cases, the Company provides multiple types of concession on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, may be granted. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company did not modify loans to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.
The following table presents the amortized cost basis of loans at March 31, 2026 that were both experiencing financial difficulty and modified during the trailing 12 months ended March 31, 2026, by class and by type of modification.

March 31, 2026
	Current	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 or more Days	Total Loans Past Due
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	348	—	—	—	—
Total	$348	$—	$—	$—	$—

There were no defaults during the three months ended March 31, 2026.
The following tables present credit quality indicators by total loans amortized cost basis by origination year as of March 31, 2026 and December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
March 31, 2026	2026	2025	2024	2023	2022	Prior
Commercial:
Risk rating
Satisfactory	$12,197	$39,452	$39,302	$18,748	$15,402	$28,085	$11,114	$—	$164,300
Special mention	—	132	—	25	—	—	—	—	157
Substandard	—	—	88	293	745	2,861	1,155	—	5,142
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$12,197	$39,584	$39,390	$19,066	$16,147	$30,946	$12,269	$—	$169,599

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate:
Risk rating
Satisfactory	$8,157	$93,054	$113,161	$77,881	$133,042	$345,620	$3,286	$—	$774,201
Special mention	—	301	6,317	778	7,449	7,653	—	—	22,498
Substandard	—	2,527	—	141	2,960	9,179	264	—	15,071
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$8,157	$95,882	$119,478	$78,800	$143,451	$362,452	$3,550	$—	$811,770

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating
Performing	$114,168	$349,748	$250,442	$169,275	$122,322	$63,771	$462	$—	$1,070,188
Nonperforming	—	264	342	214	331	204	—	—	1,355
Total Consumer Loans	$114,168	$350,012	$250,784	$169,489	$122,653	$63,975	$462	$—	$1,071,543

Current-period gross charge-offs	$—	$135	$469	$341	$293	$322	$—	$—	$1,560

Residential:
Risk rating
Performing	$17,463	$151,890	$166,240	$156,001	$201,232	$554,780	$135,684	$—	$1,383,290
Nonperforming	—	204	475	285	—	1,548	252	—	2,764
Total Residential Loans	$17,463	$152,094	$166,715	$156,286	$201,232	$556,328	$135,936	$—	$1,386,054

Current-period gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14

Total Loans	$151,985	$637,572	$576,367	$423,641	$483,483	$1,013,701	$152,217	$—	$3,438,966

Total gross charge-offs	$—	$135	$469	$341	$293	$336	$—	$—	$1,574

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2025	2025	2024	2023	2022	2021	Prior
Commercial:
Risk rating
Satisfactory	$40,855	$41,908	$20,671	$15,915	$12,070	$19,917	$9,765	$—	$161,101
Special mention	196	—	25	—	—	—	—	—	221
Substandard	—	—	410	92	—	2,896	1,009	—	4,407
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$41,051	$41,908	$21,106	$16,007	$12,070	$22,813	$10,774	$—	$165,729

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate:
Risk rating
Satisfactory	$90,358	$113,616	$78,723	$128,103	$96,305	$264,374	$2,112	$—	$773,591
Special mention	302	6,348	275	7,504	4,749	3,808	473	—	23,459
Substandard	2,127	—	341	4,104	304	14,069	264	—	21,209
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$92,787	$119,964	$79,339	$139,711	$101,358	$282,251	$2,849	$—	$818,259

Current-period gross charge-offs	$—	$—	$—	$—	$1,656	$2,162	$—	$—	$3,818

Consumer:
Risk rating
Performing	$370,436	$281,349	$194,467	$144,210	$62,395	$20,796	$444	$—	$1,074,097
Nonperforming	121	502	363	421	375	128	—	—	1,910
Total Consumer Loans	$370,557	$281,851	$194,830	$144,631	$62,770	$20,924	$444	$—	$1,076,007

Current-period gross charge-offs	$291	$1,472	$1,380	$1,367	$904	$271	$—	$—	$5,685

Residential:
Risk rating
Performing	$144,618	$172,965	$160,802	$206,858	$170,889	$395,132	$135,483	$—	$1,386,747
Nonperforming	204	1,041	337	1,966	342	2,291	170	—	6,351
Total Residential Loans	$144,822	$174,006	$161,139	$208,824	$171,231	$397,423	$135,653	$—	$1,393,098

Current-period gross charge-offs	$—	$—	$—	$20	$—	$31	$—	$—	$51

Total Loans	$649,217	$617,729	$456,414	$509,173	$347,429	$723,411	$149,720	$—	$3,453,093

Total gross charge-offs	$291	$1,472	$1,380	$1,387	$2,560	$2,464	$—	$—	$9,554

For the purposes of the table above, nonperforming consumer and residential loans were those loans on nonaccrual status or were 90 days or more past due and still accruing interest.
As of March 31, 2026 and December 31, 2025, the amortized cost of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $776 thousand and $795 thousand, respectively.
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

Note 5. DEBT (Dollars in Thousands)

Schedule of Borrowings:

	March 31, 2026	December 31, 2025
Balance:
FHLBNY Overnight Advances	$—	$—
FHLBNY Term Advances	4,265	4,265
Total Borrowings	$4,265	$4,265

Maximum Borrowing Capacity:
Federal Funds Purchased	$23,000	$23,000
Federal Home Loan Bank of New York	753,393	756,968
Federal Reserve Bank of New York	717,806	707,839

Available Borrowing Capacity:
Federal Funds Purchased	$23,000	$23,000
Federal Home Loan Bank of New York	719,128	722,703
Federal Reserve Bank of New York	717,806	707,839

Arrow Bank has in place unsecured federal funds lines of credit with two correspondent banks. As a member of the FHLBNY, Arrow participates in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock and any loans secured by real estate such as commercial real estate, residential real estate and home equity loans (see Note 3. Investment Securities to the Consolidated Financial Statements, and Note 4. Loans to the Consolidated Financial Statements). The maximum borrowing capacities at the FHLBNY and FRB are determined based on the fair value of the collateral pledged, subject to discounts determined by the respective lenders. As of March 31, 2026, the carrying cost for the FHLBNY collateral was approximately $1.1 billion and approximately $951 million for the FRB, and $1.1 billion and $939 million as of December 31, 2025, respectively. As of March 31, 2026, the fair value for the FHLBNY collateral was approximately $943 million and approximately $718 million for the FRB, and $948 million and $707 million as of December 31, 2025, respectively.  The investment in FHLBNY stock is proportional to the total of Arrow's overnight and term advances (see the schedule of FRB and FHLB Stock in Note 3. Investment Securities to the Consolidated Financial Statements). Arrow Bank has also established borrowing facilities with the FRB of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 4. Loans to the Consolidated Financial Statements).

Long Term Debt - FHLBNY Term Advances

In addition to overnight advances, Arrow Bank also borrows longer-term funds from the FHLBNY.

Maturity Schedule of FHLBNY Term Advances:

	Balances		Weighted Average Rate [1]
Final Maturity	3/31/2026	12/31/2025	3/31/2026	12/31/2025
First Year	$—	$—	—%	—%
Second Year	4,265	4,265	4.32%	4.32%
Third Year	—	—	—%	—%
Fourth Year	—	—	—%	—%
Total	$4,265	$4,265	4.32%	4.32%

[1]The effective rate on the FHLBNY Advances is 0% due to subsidized funding in the form of interest rate credits.
Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

At March 31, 2026, Arrow had two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, Arrow Capital Statutory Trust II ("ACST II") and Arrow Capital Statutory Trust III ("ACST III" and, together with ACST II, the "Trusts"), identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
The first of the two classes of trust-issued instruments outstanding at March 31, 2026 was issued by ACST II, a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II TRUPS"). The rate on the securities is variable and tied to the 3-month Secured Overnight Financing Rate (SOFR) plus 3.15%. ACST II used the proceeds of the sale of the ACST II TRUPS to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II TRUPS.  The ACST II TRUPS became redeemable after July 23, 2008 and mature on July 23, 2033.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from Arrow Bank.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow Bank to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at March 31, 2026 and December 31, 2025 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	March 31, 2026	December 31, 2025
ACST II
Balance	$10,000	$10,000
Period End:
Variable Interest Rate	7.11%	7.08%
Fixed Interest Rate resulting from cash flow hedge agreement	4.00%	4.00%

ACST III
Balance	$10,000	$10,000
Period End:
Variable Interest Rate	5.96%	5.93%
Fixed Interest Rate resulting from cash flow hedge agreement	2.86%	2.86%

Note 6.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of March 31, 2026 and December 31, 2025:

Commitments to Extend Credit and Letters of Credit
	March 31, 2026	December 31, 2025
Notional Amount:
Commitments to Extend Credit	$478,249	$462,855
Standby Letters of Credit	3,106	3,562
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	(4)	(2)

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at March 31, 2026 and December 31, 2025 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Arrow's policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CDs. Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at March 31, 2026 and December 31, 2025, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.

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
In the normal course of business, Arrow and Arrow Bank become involved in a variety of routine legal proceedings.  At March 31, 2026, there were no legal proceedings pending or threatened, which in the opinion of management and counsel, would result in a material loss to Arrow. Legal expenses incurred in connection with loss contingencies are expensed as incurred.

Note 7.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income (loss) for the three month periods ended March 31, 2026 and 2025:

Schedule of Comprehensive Income (Loss)
	Three Months Ended March 31
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
2026
Net Unrealized Securities Holding (Loss) on Securities Available-for-Sale Arising During the Period	$(2,439)	$629	$(1,810)
Net Unrealized Gain on Cash Flow Swap	1,216	(314)	902
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	291	(75)	216
Amortization of Net Retirement Plan Actuarial (Gain)	(117)	30	(87)
Amortization of Net Retirement Plan Prior Service Cost	71	(19)	52
Other Comprehensive (Loss)	$(978)	$251	$(727)

2025
Net Unrealized Securities Holding Gain on Securities Available-for-Sale Arising During the Period	$8,645	$(2,229)	$6,416
Net Unrealized (Loss) on Cash Flow Swap	(1,554)	400	(1,154)
Reclassification of Net Unrealized (Gain) on Cash Flow Hedge Agreements to Interest Expense	(430)	111	(319)
Amortization of Net Retirement Plan Actuarial (Gain)	(96)	25	(71)
Amortization of Net Retirement Plan Prior Service Cost	83	(22)	61
Other Comprehensive Income	$6,648	$(1,715)	$4,933

The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)

	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Gain	Net Prior Service Cost

For the quarter-to-date periods ended:
December 31, 2025	$(12,799)	$2,475	$6,807	$(520)	$(4,037)
Other comprehensive income or loss before reclassifications	(1,810)	902	—	—	(908)
Amounts reclassified from accumulated other comprehensive income or loss	—	216	(87)	52	181
Net current-period other comprehensive income or loss	(1,810)	1,118	(87)	52	(727)
March 31, 2026	$(14,609)	$3,593	$6,720	$(468)	$(4,764)

December 31, 2024	$(27,292)	$4,677	$4,927	$(765)	$(18,453)
Other comprehensive income or loss before reclassifications	6,416	(1,154)	—	—	5,262
Amounts reclassified from accumulated other comprehensive income or loss	—	(319)	(71)	61	(329)
Net current-period other comprehensive income or loss	6,416	(1,473)	(71)	61	4,933
March 31, 2025	$(20,876)	$3,204	$4,856	$(704)	$(13,520)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income or loss:

Reclassifications Out of Accumulated Other Comprehensive Income or Loss
Details about Accumulated Other Comprehensive Income or Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income or Loss		Affected Line Item in the Statement Where Net Income Is Presented

For the quarter-to-date periods ended:
March 31, 2026
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	$(291)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(71)	(1)	Salaries and Employee Benefits
Actuarial gain	117	(1)	Salaries and Employee Benefits
	(245)		Total before Tax
	64		Provision for Income Taxes
Total reclassifications for the period	$(181)		Net of Tax

March 31, 2025
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$430		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	$(83)	(1)	Salaries and Employee Benefits
Actuarial gain	96	(1)	Salaries and Employee Benefits
	443		Total before Tax
	(114)		Provision for Income Taxes
Total reclassifications for the period	$329		Net of Tax

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

Restricted Stock Awards - In the three months ended March 31, 2026, the Company granted restricted stock awards which will generally vest over a three to four-year period. Unvested restricted stock will generally be forfeited if the recipient ceases to be employed by the Company, with limited exceptions. Grantees of restricted stock awards are entitled to receive all dividends and distributions declared and paid on restricted stock, or cash payments equivalent to such dividends or distributions, including those declared and paid during the vesting period.

The following table summarizes information about restricted stock awards for the year to date period ended March 31, 2026:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2026	53,564	$26.68
Granted	71,111	32.57
Vested	(10,266)	27.50
Forfeited	(1,114)	25.92
Outstanding at March 31, 2026	113,295	$30.31

The following table presents information on the amounts expensed related to restricted stock for the three month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Amount expensed	$199	$82

Stock Options - Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

The following table summarizes information about stock option activity for the three month period ended March 31, 2026:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2026	$229,155	$29.83
Exercised	(7,325)	22.50
Forfeited	(2,536)	20.41
Outstanding at March 31, 2026	219,294	30.18

Vested at Period-End	210,932	30.13
Expected to Vest	8,362	31.44

The following table presents information on the amounts expensed related to stock options for the three month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Amount expensed	$21	$33

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

The following tables provide the components of net periodic benefit costs for the three-month periods ended March 31, 2026 and 2025:

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended March 31, 2026:
Service Cost (1)	$447	$25	$8
Interest Cost (2)	590	65	67
Expected Return on Plan Assets (2)	(1,065)	—	—
Amortization of Prior Service Cost (2)	46	10	15
Amortization of Net (Gain) (2)	—	—	(117)
Net Periodic Cost (Benefit)	$18	$100	$(27)

Plan Contributions During the Period	$—	$116	$41

Estimated Future Contributions in the Current Fiscal Year	$—	$349	$123

For the Three Months Ended March 31, 2025:
Service Cost (1)	$400	$26	$11
Interest Cost (2)	584	72	79
Expected Return on Plan Assets (2)	(1,009)	—	—
Amortization of Prior Service Cost (2)	47	10	26
Amortization of Net (Gain) (2)	—	—	(96)
Net Periodic Cost	$22	$108	$20

Plan Contributions During the Period	$—	$120	$57

(1) Included in Salaries and Employee Benefits on the Consolidated Statements of Income
(2) Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the three month period ended March 31, 2026 and currently, additional contributions in 2026 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 10.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for the three month periods ended March 31, 2026 and 2025.

Earnings Per Share
	Three Months Ended
	March 31, 2026	March 31, 2025
Earnings Per Share - Basic:
Net Income	$13,485	$6,310
Less: income attributable to unvested stock based compensation awards	(93)	(24)
Net earnings allocated to common shareholders	13,392	6,286
Weighted Average Shares - Basic	16,381,922	16,665,138
Earnings Per Share - Basic	$0.82	$0.38

Earnings Per Share - Diluted:
Net earnings allocated to common shareholders	$13,392	$6,286
Weighted Average Shares - Basic	16,381,922	16,665,138
Dilutive Average Shares attributable to stock based compensation awards	20,689	7,714
Weighted Average Shares - Diluted	16,402,611	16,672,852
Earnings Per Share - Diluted	$0.82	$0.38

Note 11.    FAIR VALUES (Dollars In Thousands)

FASB defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 were AFS securities, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
March 31, 2026
Assets:
Securities Available-for-Sale:
U.S. Treasuries	$79,802	$79,802	$—	$—
U.S. Government & Agency Obligations	24,802	—	24,802	$—
State and Municipal Obligations	200	—	200	—
Mortgage-Backed Securities	387,475	—	387,475	—
Corporate and Other Debt Securities	26,524	—	26,524	—
Total Securities Available-for-Sale	518,803	79,802	439,001	—
Equity Securities	5,742	—	5,742	—
Total Securities Measured on a Recurring Basis	524,545	79,802	444,743	—
Derivative Assets	8,996	—	8,996	—
Total Measured on a Recurring Basis	$533,541	$79,802	$453,739	$—
Liabilities:
Derivative Liabilities	3,341	—	3,341	—
Total Measured on a Recurring Basis	$3,341	$—	$3,341	$—
December 31, 2025
Assets:
Securities Available-for Sale:
U.S. Treasuries	$80,563	$80,563	$—	$—
U.S. Government & Agency Obligations	24,816	—	24,816	—
State and Municipal Obligations	200	—	200	—
Mortgage-Backed Securities	366,681	—	366,681	—
Corporate and Other Debt Securities	23,608	—	23,608	—
Total Securities Available-for-Sale	495,868	80,563	415,305	—
Equity Securities	5,597	—	5,597	—
Total Securities Measured on a Recurring Basis	501,465	80,563	420,902	—
Derivative Assets	7,935	—	7,935	—
Total Measured on a Recurring Basis	$509,400	$80,563	$428,837	$—
Liabilities:
Derivative Liabilities	3,484	—	3,484	—
Total Measured on a Recurring Basis	$3,484	$—	$3,484	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
March 31, 2026
Collateral Dependent Evaluated Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	522	—	—	—	522
December 31, 2025
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	280	—	—	—	280

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent individually evaluated loans and other real estate owned is based on the fair value of the underlying collateral which is based on the appraised value less costs to sell. Significant unobservable inputs used in this valuation technique include capitalization rates which ranged from 7% - 10%. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at March 31, 2026 and December 31, 2025.

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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value (exit price) or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Cash and Cash Equivalents	$285,606	$285,606	$285,606	$—	$—
Securities Available-for-Sale	518,803	518,803	79,802	439,001	—
Securities Held-to-Maturity	65,646	65,321	—	36,176	29,145
Equity Securities	5,742	5,742	—	5,742	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,375	4,375	—	4,375	—
Net Loans	3,404,911	3,281,645	—	—	3,281,645
Accrued Interest Receivable	15,831	15,831	—	15,831	—
Derivative Assets	8,996	8,996		8,996
Deposits	4,013,939	4,011,322	—	4,011,322	—
Borrowings	4,265	4,016	—	4,016	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	18,968	—	18,968	—
Accrued Interest Payable	4,470	4,470	—	4,470	—
Derivative Liabilities	3,341	3,341	—	3,341	—

December 31, 2025
Cash and Cash Equivalents	$214,183	$214,183	$214,183	$—	$—
Securities Available-for-Sale	495,868	495,868	80,563	415,305	—
Securities Held-to-Maturity	66,975	66,569	—	37,566	29,003
Equity Securities	5,597	5,597		5,597
Federal Home Loan Bank and Federal Reserve Bank Stock	4,372	4,372	—	4,372	—
Net Loans	3,418,771	3,275,415	—	—	3,275,415
Accrued Interest Receivable	15,520	15,520	—	15,520	—
Derivative Assets	7,935	7,935	—	7,935	—
Deposits	3,939,469	3,937,255	—	3,937,255	—
Borrowings	4,265	3,998	—	3,998	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	4,910	4,910	—	4,910	—
Derivative Liabilities	3,484	3,484	—	3,484	—

Note 12.    LEASES (Dollars In Thousands)

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

The following includes quantitative data related to Arrow's leases as of and for the three months ended March 31, 2026 and March 31, 2025:

		Three Months Ended
Finance Lease Amounts:	Classification	March 31, 2026	March 31, 2025
Right-of-Use Assets	Premises and Equipment, Net	$4,061	$4,239
Lease Liabilities	Finance Leases	4,908	4,979

Operating Lease Amounts:
Right-of-Use Assets	Other Assets	$4,752	$4,834
Lease Liabilities	Other Liabilities	4,940	5,029

Other Information:
Cash Paid For Amounts Included In The Measurement Of Lease Liabilities:
Operating Outgoing Cash Flows From Finance Leases		$47	$47
Operating Outgoing Cash Flows From Operating Leases		169	188
Financing Outgoing Cash Flows From Finance Leases		21	26
Right-of-Use Assets Obtained In Exchange For New Finance Lease Liabilities		—	—
Right-of-Use Assets Obtained In Exchange For New Operating Lease Liabilities		716	376
Weighted-average Remaining Lease Term - Finance Leases (Yrs.)		24.14	25.09
Weighted-average Remaining Lease Term - Operating Leases (Yrs.)		9.32	9.86
Weighted-average Discount Rate—Finance Leases		3.75%	3.75%
Weighted-average Discount Rate—Operating Leases		3.49%	3.45%

Lease cost information for Arrow's leases is as follows:
	Three Months Ended
	March 31, 2026	March 31, 2025
Lease Cost:
Finance Lease Cost:
Reduction of Right-of-Use Assets	$44	$44
Interest on Lease Liabilities	47	47
Operating Lease Cost	210	215
Short-term Lease Cost	21	9
Variable Lease Cost	51	37
Total Lease Cost	$373	$352

Future Lease Payments at March 31, 2026 are as follows:
	Operating Leases	Financing Leases
Twelve Months Ended:
3/31/2027	$882	$267
3/31/2028	833	268
3/31/2029	689	268
3/31/2030	626	280
3/31/2031	611	292
Thereafter	2,198	6,356
Total Undiscounted Cash Flows	$5,839	$7,731
Less: Net Present Value Adjustment	(899)	(2,823)
Lease Liability	$4,940	$4,908

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, not designated as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	March 31, 2026	March 31, 2025
Fair value adjustment included in other assets	$3,341	$4,538
Fair value adjustment included in other liabilities	3,341	4,538
Notional amount	117,485	103,846

Derivatives Designated as Hedging Instruments
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

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Fair value adjustment included in other assets	$427	$979
Amount of gain (loss) recognized in AOCI	408	(591)
Amount of gain reclassified from AOCI interest expense	130	187

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
The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Fair value adjustment included in other liabilities	$—	$1,580
Fair value adjustment included in other assets	789	—
Amount of gain (loss) recognized in AOCI	1,072	(699)
Amount of (loss) gain reclassified from AOCI interest expense	(152)	26

In 2019, Arrow entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. These agreements are designated as cash flow hedges.
The following table indicates the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Fair value adjustment included in other assets	$4,439	$4,901
Amount of (loss) recognized in AOCI	(264)	(264)
Amount of (loss) gain reclassified from AOCI to interest expense	(269)	217

For derivatives that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings.

Note 14:    Segment Reporting

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
•Executive Vice President, Chief Information Officer, and
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

Note 15. ACQUISITION (In Thousands)

On February 25, 2026, Arrow and Adirondack Bancorp, Inc. (“Adirondack”), the parent company of Adirondack Bank, entered into a definitive agreement that Adirondack and Adirondack Bank will merge with and into Arrow and Arrow Bank, respectively (the "Merger").
Adirondack Bank is a New York state-chartered financial institution headquartered in Utica, New York. Adirondack Bank operates 19 branch locations spanning Oneida, Herkimer, Franklin, Essex and Clinton counties, and a loan production office in Onondaga County. As of December 31, 2025, Adirondack reported total consolidated assets of $942 million, total deposits of $848 million, total loans of $624 million and total equity of $67 million.
Upon the terms and subject to the conditions of the Agreement, Adirondack shareholders will receive a combination of stock and cash upon closing of the Merger with Arrow. Each outstanding share of Adirondack common stock will be converted into 1.8610 shares of Arrow common stock plus $18.72 in cash.
Closing of the transaction is expected early in the third quarter of 2026 following receipt of approvals from regulatory authorities, the approval of Adirondack shareholders, and the satisfaction of other customary closing conditions.

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2026

NOTE ON TERMINOLOGY
In this Report, the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Report, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Report is comprised of the group of 200 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the FRB’s "Bank Holding Company Performance Report" for December 31, 2025 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

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

Adirondack Bancorp, Inc. Merger: On February 25, 2026, Arrow and Adirondack, the parent company of Adirondack Bank, entered into a definitive agreement pursuant to which Adirondack and Adirondack Bank will merge with and into into Arrow and Arrow Bank, respectively.
Adirondack Bank is a New York state-chartered financial institution headquartered in Utica, New York. Adirondack Bank operates 19 branch locations spanning Oneida, Herkimer, Franklin, Essex and Clinton counties, and a loan production office in Onondaga County. As of December 31, 2025, Adirondack reported total consolidated assets of $942 million, total deposits of $848 million, total loans of $624 million and total equity of $67 million.
Upon the terms and subject to the conditions of the Agreement, Adirondack shareholders will receive a combination of stock and cash upon closing of the Merger with Arrow. Each outstanding share of Adirondack common stock will be converted into 1.8610 shares of Arrow common stock plus $18.72 in cash.
Closing of the transaction is expected early in the third quarter of 2026 following receipt of approvals from regulatory authorities, the approval of Adirondack shareholders, and the satisfaction of other customary closing conditions.

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

The Company is under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results. All forward-looking statements, express or implied, included in this Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Arrow or any persons acting on its behalf may issue. This Report should be read in conjunction with the 2025 Form 10-K and our other filings with the Securities and Exchange Commission ("SEC").

USE OF NON-GAAP FINANCIAL MEASURES
The Securities and Exchange Commission ("SEC") has adopted Regulation G, which applies to all public disclosures made by registered companies that contain “non-GAAP financial measures.”  "GAAP" refers to generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required.  The following measures used in this Report, which are commonly utilized by financial institutions, have not been specifically exempted by the SEC and may constitute "non-GAAP financial measures" within the meaning of the SEC's rules. The Company believes that the non-GAAP financial measures disclosed from time-to-time are useful in evaluating Arrow's performance and that such information should be considered as supplemental in nature, and not as a substitute for or superior to, the related financial information prepared in accordance with GAAP. Arrow's non-GAAP financial measures may differ from similar measures presented by other companies. A reconciliation of non-GAAP financial measures to the closest comparable GAAP financial measures is included on page 40 of this Report. Non-GAAP measures used in this release, which are commonly utilized by financial institutions, include the following.

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

	3/31/2026	3/31/2025
Total Stockholders' Equity (GAAP)	$440,143	$404,409
Less: Goodwill and Other Intangible assets, net	25,481	25,743
Tangible Equity (Non-GAAP)	$414,662	$378,666

Period End Shares Outstanding	16,527	16,670
Tangible Book Value per Share (Non-GAAP)	$25.09	$22.72
Net Income	13,485	6,310
Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	13.23%	6.76%

Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 38.

	3/31/2026	3/31/2025
Interest Income (GAAP)	$53,794	$50,366
Add: Tax-Equivalent adjustment (Non-GAAP)	123	155
Interest Income - Tax Equivalent (Non-GAAP)	$53,917	$50,521
Net Interest Income (GAAP)	$36,130	$31,357
Add: Tax-Equivalent adjustment (Non-GAAP)	123	155
Net Interest Income - Tax Equivalent (Non-GAAP)	$36,253	$31,512
Average Earning Assets	4,222,574	4,143,939
Net Interest Margin (Non-GAAP)*	3.48%	3.08%

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

Efficiency Ratio Calculation:	3/31/2026	3/31/2025
Non-Interest Expense	$26,865	$26,045
Less: Intangible Asset Amortization	72	81
Net Non-Interest Expense	$26,793	$25,964
Net Interest Income, Tax-Equivalent	$36,253	$31,512
Non-Interest Income	8,628	7,839
Less: Net Gain (Loss) on Securities	145	317
Net Gross Income	$44,736	$39,034
Efficiency Ratio	59.89%	66.52%

Adjustments for Certain Items of Income or Expense:  In addition to our regular use in our public filings and disclosures of the various non-GAAP measures commonly utilized by financial institutions discussed above, we also may elect from time to time, in connection with our presentation of various financial measures prepared in accordance with GAAP, such as net income, earnings per share (i.e., EPS), return on average assets (i.e., ROA), and return on average equity (i.e., ROE), to additionally provide certain comparative disclosures that adjust these GAAP financial measures, typically by removing therefrom the impact of certain transactions or other material items of income or expense that are unusual or unlikely to be repeated.  The Company does so only if it believes that inclusion of the resulting non-GAAP financial measures may improve the average investor's understanding of Arrow's results of operations by separating out items that have a disproportional positive or negative impact on the particular period in question or by otherwise permitting a better comparison from period-to-period in the results of operations with respect to the Company's fundamental lines of business, including the commercial banking business.

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three-month periods ended March 31, 2026 and March 31, 2025 and the financial conditions as of March 31, 2026 and December 31, 2025. The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Unaudited Interim Consolidated Financial Statements and other financial data presented elsewhere in this Report. When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of Q1 2026 Financial Results: Net income for the first quarter of 2026 was $13.5 million, increasing from $6.3 million in the first quarter of 2025. Compared to the first quarter of 2025, net income increased primarily due to an increase in net interest income and a decrease in the provision for credit losses on loans.
Net interest income for the first quarter of 2026 was $36.1 million, increasing $4.8 million or 15.2% from the first quarter of 2025. Total interest and dividend income was $53.8 million for the first quarter of 2026, an increase from $50.4 million in the first quarter of 2025. Interest expense for the first quarter of 2026 was $17.7 million, a decrease from $19.0 million in the first quarter of 2025.
Net interest margin, on an FTE basis, for the first quarter of 2026 increased to 3.48%, compared to 3.08% for the first quarter of 2025. The increase in net interest margin compared to the first quarter of 2025 was primarily the result of continued yield expansion on earning assets combined with the moderating cost of interest-bearing liabilities. See the disclosure on page 38 related to the use of non-GAAP financial measures.
Non-interest income for the three months ended March 31, 2026, was $8.6 million, an increase from $7.8 million in the first quarter of 2025. Revenue related to wealth management and insurance commissions increased in the first quarter of 2026 compared to the first quarter of 2025. The first quarter of 2026 included a positive valuation adjustment of $145 thousand related to equity positions.
Non-interest expense for the first quarter of 2026 was $26.9 million, an increase from $26.0 million in the first quarter of 2025. The first quarter of 2026 included approximately $800 thousand of expenses related to the announced acquisition of Adirondack Bancorp, Inc. which is expected to close early in the third quarter of 2026.
The provision for income taxes and effective tax rate were $3.9 million and 22.3%, respectively, for the first quarter of 2026, and $1.8 million and 22.4%, respectively, for the first quarter of 2025. The effective tax rate does not reflect the anticipated implementation of certain tax strategies that are expected to lower the tax rate for the rest of 2026. The March 31, 2026 Consolidated Statements of Cash Flows reflects the settlement of the remaining $4 million balance on the energy production tax credits which had been purchased in 2025 and reflected in the 2025 tax rate.
Total assets were $4.5 billion at March 31, 2026, an increase of $76.2 million, or 1.7%, as compared to December 31, 2025. For the first quarter of 2026, the overall change in the balance sheet was primarily attributable to the seasonal surge in municipal deposits as well as fluctuations in cash balances and maturities of investments.
Total investments were $594.6 million as of March 31, 2026, an increase of $21.8 million, or 3.8%, compared to December 31, 2025. The increase from December 31, 2025 was driven primarily by $46 million of purchases of additional investments offset by paydowns and maturities. There were no credit quality issues related to the investment portfolio.
Total loans were $3.4 billion as of March 31, 2026. Loans outstanding decreased in the first quarter of 2026 by $14.1 million. Loan growth was negatively impacted by severe winter weather, which slowed indirect auto and residential loan originations.
At March 31, 2026, deposit balances were $4.0 billion, an increase of $74.5 million from December 31, 2025. The change from December 31, 2025 was primarily attributable to the seasonality of municipal deposits.
The changes in net income, net interest income and net interest margin between the three-month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 55.

Regulatory Capital and Change in Stockholders' Equity: At March 31, 2026, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, Arrow Bank continues to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules. Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect.
Stockholders’ equity was $440.1 million at March 31, 2026, an increase of $8.3 million, or 1.9%, from the December 31, 2025 level of $431.9 million. The increase in stockholders' equity over the first three months of 2026 principally reflected the following factors: the addition of (i) $13.5 million of net income for the period, and (ii) the issuance of $0.6 million of common stock through employee benefit and dividend reinvestment plans, reduced by (iii) other comprehensive loss of $0.7 million, and (iv) cash dividends of $5.0 million. The components of the change in stockholders’ equity since year-end 2025 are presented in the Consolidated Statements of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At March 31, 2026, book value per share was $26.63, up 1.4% from year-end 2025. Tangible book value per share was $25.09, an increase of $0.38, or 1.54%, from December 31, 2025. See the disclosure on page 38 related to the use of non-GAAP financial measures.
In the first quarter of 2026, Arrow paid a quarterly cash dividend of $0.30 per share.

Loan Quality: Net charge-offs, expressed as an annualized percentage of average loans outstanding, were 0.10% for the three-month period ended March 31, 2026, as compared to 0.08% for the three-month period ended December 31, 2025.
The allowance for credit losses was $34.1 million as of March 31, 2026, which represented 0.99% of loans outstanding, as compared to $34.3 million, or 0.99%, at December 31, 2025.
Nonperforming loans were $4.4 million at March 31, 2026, representing 0.13% of period-end loans, a decrease from the December 31, 2025 of 0.24% of period-end loans. Nonperforming assets of $4.9 million at March 31, 2026 represented 0.11% of period-end assets, down from 0.20% of period-end assets at December 31, 2025.

Loan Segments: As of March 31, 2026, including the fair value marks associated with derivatives, total loans decreased by $14.1 million, or 0.4%, as compared to the balance at December 31, 2025. The largest decrease was in the residential real estate loan portfolio which decreased $7.0 million, or 0.5%. Consumer loans, primarily comprised of automobile loans, decreased $4.5 million. Commercial and commercial real estate loans decreased by $2.6 million, or 0.3%, from December 31, 2025. Loan balances were negatively impacted by severe winter weather, which slowed indirect auto and residential loan originations.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 28.5% of the total loan portfolio at March 31, 2026. Commercial loans are extended to businesses primarily located in Arrow's regional market area. There are no commercial real estate loans in major metropolitan areas. In addition, only approximately 2% of the total loan portfolio is composed of office related property at March 31, 2026. Retail loans were approximately 3% of the total loan portfolio and hotels and motels were approximately 4% of the total loan portfolio at March 31, 2026. Commercial property values in Arrow's region have largely remained stable. Appraisals on nonperforming and watched commercial real estate loan properties are updated as necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
•Consumer Loans: These loans comprised 31.3% of the total loan portfolio at period-end. Consumer automobile loans at March 31, 2026, were 99.6% of this portfolio segment. The vast majority of automobile loans are initiated through automobile dealers. Inflation and the uncertain economic environment may limit the potential growth in this category.
•Residential Real Estate Loans: These loans, including home equity loans, made up 40.3% of the total loan portfolio at March 31, 2026. Demand for residential real estate has continued to remain strong. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards. Arrow may sell a portion of the residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors such as prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and Access to Credit Markets: Arrow has not experienced, nor is it currently experiencing, any liquidity events. Arrow’s liquidity position should provide the necessary flexibility to address any unexpected near-term liquidity needs.  Interest-earning cash balances at March 31, 2026 were $256.5 million compared to $185.1 million at December 31, 2025. Contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY, FRB and other bank lines totaling approximately $1.4 billion. The general terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 53). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the FRB discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Quarter Ended:	March 31, 2026			March 31, 2025
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Earning Deposits at Banks	$183,252	$1,675	3.71%	$146,023	$1,621	4.50%
Investment Securities:
Fully Taxable	536,293	4,529	3.42	499,903	3,608	2.93
Exempt from Federal Taxes	62,524	464	3.01	91,938	587	2.59
Loans (1)	3,440,505	47,126	5.56	3,406,075	44,550	5.30
Total Earning Assets (1)	4,222,574	53,794	5.17	4,143,939	50,366	4.93
Allowance for Credit Losses	(34,370)			(33,691)
Cash and Due From Banks	30,253			31,515
Other Assets	221,376			183,154
Total Assets	$4,439,833			$4,324,917
Deposits:
Interest-Bearing Checking Accounts	$859,054	2,100	0.99	$840,571	1,803	0.87
Savings Deposits	1,570,598	8,716	2.25	1,515,961	9,483	2.54
Time Deposits over $250	147,425	1,196	3.29	186,159	1,811	3.95
Other Time Deposits	638,451	5,436	3.45	593,130	5,529	3.78
Total Interest-Bearing Deposits	3,215,528	17,448	2.20	3,135,821	18,626	2.41
Borrowings	4,265	—	—	23,378	167	2.90
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	169	3.43	20,000	169	3.43
Finance Leases	4,916	47	3.88	4,997	47	3.81
Total Interest-Bearing Liabilities	3,244,709	17,664	2.21	3,184,196	19,009	2.42
Noninterest-Bearing Deposits	713,233			689,303
Other Liabilities	43,045			47,024
Total Liabilities	4,000,987			3,920,523
Stockholders’ Equity	438,846			404,394
Total Liabilities and Stockholders’ Equity	$4,439,833			$4,324,917
Net Interest Income		$36,130			$31,357
Net Interest Spread			2.96%			2.51%
Net Interest Margin			3.47%			3.07%

(1) Includes Nonaccrual Loans.

Net Interest Income Rate and Volume Analysis
(GAAP Basis)
(Dollars In Thousands)
	Quarter ended March 31, 2026 compared to quarter ended March 31, 2025 Increase (Decrease)
Interest and Dividend Income:	Volume	Rate	Total
Interest-Bearing Bank Balances	$1,502	$(1,448)	$54
Investment Securities:
Fully Taxable	(1,707)	2,628	921
Exempt from Federal Taxes	(386)	263	(123)
Loans	(6,369)	8,945	2,576
Total Interest and Dividend Income	(6,960)	10,388	3,428
Interest Expense:
Deposits:
Interest-Bearing Checking Accounts	(734)	1,031	297
Savings Deposits	3,788	(4,555)	(767)
Time Deposits over $250	358	(973)	(615)
Other Time Deposits	2,014	(2,107)	(93)
Total Deposits	5,426	(6,604)	(1,178)
Borrowings and Finance Leases	973	(973)	—
Long-Term Debt	(43)	(124)	(167)
Finance Leases	(3)	3	—
Total Interest Expense	6,353	(7,698)	(1,345)
Net Interest Income	(13,313)	18,086	4,773

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	3/31/2026	12/31/2025	$ Change From December	% Change From December (not annualized)
Interest-Earning Bank Balances	$256,504	$185,051	$71,453	38.6%
Securities Available-for-Sale	518,803	495,868	22,935	4.6%
Securities Held-to-Maturity	65,646	66,975	(1,329)	(2.0)%
Equity Securities	5,742	5,597	145	2.6%
Loans (1)	3,438,966	3,453,093	(14,127)	(0.4)%
Allowance for Credit Losses	34,055	34,322	(267)	(0.8)%
Earning Assets (1)	4,290,036	4,210,956	79,080	1.9%
Total Assets	$4,522,019	$4,445,862	$76,157	1.7%
Noninterest-Bearing Deposits	$721,734	$722,374	$(640)	(0.1)%
Interest-Bearing Checking Accounts	898,168	862,192	35,976	4.2%
Savings Deposits	1,618,309	1,557,638	60,671	3.9%
Time Deposits over $250	140,899	155,802	(14,903)	(9.6)%
Other Time Deposits	634,829	641,463	(6,634)	(1.0)%
Total Deposits	$4,013,939	$3,939,469	$74,470	1.9%
Borrowings	$4,265	$4,265	$—	—%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	—%
Stockholders' Equity	440,143	431,852	8,291	1.9%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at March 31, 2026, was $3.4 billion, a decrease of $14.1 million, or 0.4%, from December 31, 2025. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio decreased by $2.6 million, or 0.3%, during the first three months of 2026. In the first three months of 2026, loans decreased due to various factors including, general rate environment, and pricing discipline.
•Consumer loans: As of March 31, 2026, these loans, primarily auto loans originated through dealerships in New York and Vermont, decreased by $4.5 million, or 0.4%, from the December 31, 2025 balance. Loan growth was negatively impacted by severe winter weather, which slowed indirect auto originations. Inflation, high interest rates and prepayment/refinancing activity may continue to slow demand.
•Residential real estate loans: This segment decreased during the first three months of 2026 by $7.0 million, or 0.5%. Loan growth was negatively impacted by severe winter weather, which slowed residential loan originations.Overall economic conditions, including the level of interest rates may impact future origination levels.

Changes in Sources of Funds: Deposit balances reached $4.0 billion, an increase of $74.5 million. or 1.9% from December 31, 2025. The increase from December 31, 2025 was primarily due to seasonality of municipal deposits in the first quarter. Noninterest-bearing deposits represented 18.0% of total deposits at March 31, 2026, compared to 18.3% of total deposits on December 31, 2025. At March 31, 2026, total time deposits were $775.7 million. Municipal deposits increased $131.5 million, or 16.7% from December 31, 2025.

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
Arrow uses reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $709.3 million and $614.9 million at March 31, 2026 and December 31, 2025, respectively.

Uninsured Deposits: Arrow's deposit base includes both insured and uninsured deposits. Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances at March 31, 2026 and December 31, 2025 were estimated to be $1.1 billion and $917.6 million, respectively.

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for AFS and HTM securities from December 31, 2025 to March 31, 2026 (in thousands):

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	3/31/2026	12/31/2025	Change	3/31/2026	12/31/2025	Change
Securities Available-for-Sale:
U.S. Treasury Securities	$79,802	$80,563	$(761)	$1,279	$2,127	$(848)
U.S. Agency Securities	24,802	24,816	(14)	(198)	(184)	(14)
State and Municipal Obligations	200	200	—	—	—	—
Mortgage-Backed Securities	387,475	366,681	20,794	(20,828)	(19,085)	(1,743)
Corporate and Other Debt Securities	26,524	23,608	2,916	274	108	166
Total	$518,803	$495,868	$22,935	$(19,473)	$(17,034)	$(2,439)

Securities Held-to-Maturity:
State and Municipal Obligations	$61,835	$62,546	$(711)	$(246)	$(324)	$78
Mortgage-Backed Securities	3,486	4,023	(537)	(79)	(82)	3
Total	$65,321	$66,569	$(1,248)	$(325)	$(406)	$81

The table below presents the weighted average yield for AFS and HTM securities, at amortized cost, as of March 31, 2026 (in thousands).

	March 31, 2026
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-for-Sale:
U.S. Treasury Securities	$—	—%	$73,465	4.4%	$5,058	4.1%	$—	—%	$78,523	4.4%
U.S. Agency Securities	15,000	2.7%	10,000	3.3%	—	—%	—	—%	25,000	2.9%
State and Municipal Obligations	—	—%	200	6.8%	—	—%	—	—%	200	6.8%
Mortgage-Backed Securities	111	2.4%	39,287	3.5%	64,801	1.5%	304,103	3.4%	408,302	3.1%
Corporate and Other Debt Securities	—	—%	1,000	6.7%	25,250	6.8%	—	—%	26,250	6.8%
Total	$15,111	2.7%	$123,952	4.1%	$95,109	3.1%	$304,103	3.4%	$538,275	3.5%

Securities Held-to-Maturity:
State and Municipal Obligations	$46,161	3.7%	$14,560	3.5%	$1,360	4.5%	$—	—%	$62,081	3.6%
Mortgage-Backed Securities	—	—%	2,261	2.4%	—	—%	1,304	2.5%	3,565	2.4%
Total	$46,161	3.7%	$16,821	3.3%	$1,360	4.5%	$1,304	2.5%	$65,646	3.6%

At March 31, 2026, Arrow's securities portfolios did not include, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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

Investment Sales, Purchases and Maturities
There were no sales of investment securities during the three month periods ended March 31, 2026 or 2025.

The following table summarizes purchases of investment securities within the AFS and HTM portfolios for the three month periods ended March 31, 2026 and 2025, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended
Purchases:	3/31/2026	3/31/2025
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$—
Mortgage-Backed Securities	40,402	—
Other	2,750	—
Total Purchases	$43,152	$—

Maturities & Calls	$17,945	$26,172

(In Thousands)	Three Months Ended
Purchases:	3/31/2026	3/31/2025
Held-to-Maturity Portfolio
State and Municipal Obligations	$752	$2,899

Maturities & Calls	$2,070	$3,629

Loan Trends
The following three tables present the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category for each specified period:

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2026	12/31/2025
Commercial	$166,681	$163,818
Commercial Real Estate	816,177	814,772
Consumer	1,068,720	1,084,715
Residential Real Estate	1,388,927	1,381,100
Total Loans	$3,440,505	$3,444,405

Percentage of Total Quarterly Average Loans

	Quarter Ended
	3/31/2026	12/31/2025
Commercial	4.8%	4.8%
Commercial Real Estate	23.7%	23.7%
Consumer	31.1%	31.4%
Residential Real Estate	40.4%	40.1%
Total Loans	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	3/31/2026	3/31/2025
Commercial	5.78%	5.71%
Commercial Real Estate	5.42%	5.15%
Consumer	6.33%	6.06%
Residential Real Estate	4.85%	4.71%
Total Loans	5.56%	5.30%

Market rates have fluctuated which impacts new loan yields for fixed rate loans, and variable loan yields as these loans reach their repricing dates.

The table below shows the maturity schedule of loans outstanding as of March 31, 2026 classified according to fixed interest rates and variable interest rates (in thousands):

	March 31, 2026
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial	$47,871	$81,001	$40,639	$88	$169,599
Commercial Real Estate	234,705	384,299	189,001	3,765	811,770
Consumer	11,075	583,398	476,624	446	1,071,543
Residential Real Estate	151,584	222,487	319,028	692,955	1,386,054
Total	$445,235	$1,271,185	$1,025,292	$697,254	$3,438,966

		After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Loans maturing with:
Fixed Interest Rates		$750,061	$769,655	$693,489	$2,213,205
Variable Interest Rates		521,124	255,637	3,765	780,526
Total		$1,271,185	$1,025,292	$697,254	$2,993,731

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

Commercial Loans and Commercial Real Estate Loans: Commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers primarily located in Arrow's regional markets. There are no commercial real estate loans in major metropolitan areas. Approximately 2% of the loan portfolio are comprised of office related property. Retail loans were approximately 3% of the loan portfolio and hotels and motels were approximately 4% of the portfolio as of March 31, 2026. A portion of the loans in the commercial portfolio have variable rates tied to market indices, such as Prime, SOFR or FHLBNY.

Consumer Loans: At March 31, 2026, consumer loans continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
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

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2026	12/31/2025
Noninterest-Bearing Deposits	$713,233	$750,568
Interest-Bearing Checking Accounts	859,054	850,602
Savings Deposits	1,570,598	1,584,844
Time Deposits over $250	147,425	173,996
Other Time Deposits	638,451	642,211
Total Deposits	$3,928,761	$4,002,221

	Quarter Ended
	3/31/2026	12/31/2025
Non-Municipal Deposits	$3,062,727	$3,113,778
Municipal Deposits	866,034	888,443
Total Deposits	$3,928,761	$4,002,221

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	3/31/2026	12/31/2025
Noninterest-Bearing Deposits	18.2%	18.8%
Interest-Bearing Checking Accounts	21.9%	21.3%
Savings Deposits	39.8%	39.6%
Time Deposits over $250	3.8%	4.3%
Other Time Deposits	16.3%	16.0%
Total Deposits	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	3/31/2026	3/31/2025
Demand Deposits	—%	—%
Interest-Bearing Checking Accounts	0.99%	0.87%
Savings Deposits	2.25%	2.54%
Time Deposits over $250	3.29%	3.95%
Other Time Deposits	3.45%	3.78%
Total Deposits	1.80%	1.97%

In the fourth quarter of 2025, the targeted Federal Funds rate fell 25 basis points. Future rate cuts are difficult to determine. However, Arrow believes it is well positioned for a variety of rate environments, see Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," on page 57 for further discussion.
Non-Deposit Sources of Funds
$20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of March 31, 2026 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 52 of this Report.

ASSET QUALITY
The following table presents information related to the allowance for credit losses:

Summary of the Allowance for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	3/31/2026	12/31/2025	3/31/2025
Loan Balances:
Period-End Loans	$3,438,966	$3,453,093	$3,416,868
Average Loans, Year-to-Date	3,440,505	3,422,737	3,406,075
Average Loans, Quarter-to-Date	3,440,505	3,444,505	3,406,075
Period-End Assets	4,522,019	4,445,862	4,448,885

Allowance for Credit Losses, Quarter-to-Date:
Allowance for Credit Losses, Beginning of Period	$34,322	$34,176	$33,598
Provision for Credit Losses, QTD	548	846	5,019
Loans Charged-off, QTD	(1,574)	(1,477)	(1,550)
Recoveries of Loans Previously Charged-off	759	777	704
Net Charge-offs, QTD	(815)	(700)	(846)
Allowance for Credit Losses, End of Period	$34,055	$34,322	$37,771

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$3,802	$6,415	$18,612
Loans Past Due 90 or More Days and Still Accruing Interest	621	2,040	405
Restructured and in Compliance with Modified Terms	—	—	16
Total Nonperforming Loans	4,423	8,455	19,033
Repossessed Assets	522	280	426
Other Real Estate Owned	—	—	—
Total Nonperforming Assets	$4,945	$8,735	$19,459

Asset Quality Ratios:
Allowance to Nonperforming Loans	769.95%	405.94%	198.45%
Allowance to Period-End Loans	0.99%	0.99%	1.11%
Provision to Average Loans (Quarter) (1)	0.06%	0.10%	0.60%
Net Charge-offs to Average Loans (Quarter) (1)	0.10%	0.08%	0.10%
Nonperforming Loans to Total Loans	0.13%	0.24%	0.56%
Nonperforming Assets to Total Assets	0.11%	0.20%	0.44%
(1) Annualized

Allowance for Credit Losses
The allowance for credit losses was $34.1 million as of March 31, 2026, which represented 0.99% of loans outstanding, as compared to $34.3 million, or 0.99%, at December 31, 2025. The overall change in the allowance from December 31, 2025 was primarily driven by charge-offs, the decrease in loan balances and changes to the economic forecast factors embedded in the credit loss allowance model. Further, during the first quarter of 2026, the Company performed an annual update to its prepayment and curtailment model assumptions.
See Note 2. Accounting Policies to the Consolidated Financial Statements for additional discussion related to CECL.

Risk Elements
Nonperforming assets at March 31, 2026 amounted to $4.9 million, a decrease from $8.7 million at December 31, 2025 and from $19.5 million at March 31, 2025. Historically, ratios of nonperforming assets to total assets have remained fairly consistent to the average ratios for our peer group (see page 37 for a discussion of the peer group). At December 31, 2025, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.20% as compared to the 0.56% ratio of the peer group (the latest date for which peer group information is available). At March 31, 2026 the ratio was 0.11%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e., loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk:

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	3/31/2026	12/31/2025
Commercial Loans	$689	$839
Commercial Real Estate Loans	—	2,888
Residential Real Estate Loans	6,292	4,171
Consumer Loans - Primarily Indirect Automobile	18,161	20,965
Total Loans Past Due 30-89 Days and Accruing Interest	$25,142	$28,863

At March 31, 2026, the loans in the above-referenced category totaled $25.1 million, a decrease from the $28.9 million of such loans at December 31, 2025. The March 31, 2026 total of non-current loans equaled 0.73% of loans then outstanding, compared to 0.84% at December 31, 2025.
The number and dollar amount of performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of the loan portfolio. See the table of Credit Quality Indicators in Note 4. Loans to the Consolidated Financial Statements. Arrow considers all performing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 4. Loans to the Consolidated Financial Statements) to be potential problem loans. These loans will continue to be closely monitored and Arrow currently expects to collect all contractual principal and interest payments in full on these classified loans.
As of March 31, 2026, Arrow held no other real estate owned properties.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow and Arrow Bank under the current Capital Rules, as of March 31, 2026:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	13.30%	13.93%	15.04%	10.02%
Arrow Bank	13.41%	13.41%	14.53%	9.62%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%	8.50%	10.50%	4.00%

At March 31, 2026, Arrow Bank exceeded the minimum regulatory capital ratios established under the current Capital Rules and qualified as "well-capitalized", the highest category in the capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components and Stock Repurchases
Stockholders' Equity: Stockholders’ equity was $440.1 million at March 31, 2026, an increase of $8.3 million, or 1.9%, from the December 31, 2025 level of $431.9 million. The increase in stockholders' equity over the first three months of 2026 principally reflected the following factors: the addition of (i) $13.5 million of net income for the period, (ii) other comprehensive loss of $0.7 million, and (iii) the issuance of $0.6 million of common stock through employee benefit plans, reduced by (iv) cash dividends of $5.0 million.

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
In the first quarter of 2026, there were no repurchases under this authorization.
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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest-earning bank balances at the FRBNY, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase. The available-for-sale portfolio was $518.8 million at March 31, 2026, an increase of $22.9 million from the year-end 2025 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-earning cash balances at March 31, 2026 of $256.5 million compared to $185.1 million at December 31, 2025.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $23 million which were not drawn on during 2025 or the three months ended March 31, 2026.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At March 31, 2026, Arrow had outstanding collateralized obligations with the FHLBNY of $4 million; as of that date, the unused borrowing capacity at the FHLBNY was approximately $720 million. Brokered deposits are another source of funding accessible in a relatively short time period. At March 31, 2026, Arrow had $300 million in brokered CD deposits. In addition, Arrow Bank has established a borrowing facility with the FRBNY, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At March 31, 2026, the amount available under this facility was approximately $718 million in the aggregate, and there were no advances outstanding.

Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events. Additionally, Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances in excess of the FDIC insurance limit at March 31, 2026, were less than 30% of the total deposit base.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable retail deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events. At March 31, 2026, Arrow's primary liquidity ratio was approximately 11.3% of total assets, well in excess of the internal policy limit of 5%. Total primary liquidity was approximately $513 million, comprised of $256 million of unencumbered cash and $257 million in unencumbered securities.
Arrow did not experience any liquidity constraints in the three month period ended March 31, 2026, in 2025 or in any recent prior period. Arrow has not at any time during such periods been forced to pay above-market rates to obtain retail deposits or other funds from any source.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2026 Compared With
Three Months Ended March 31, 2025

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2026	March 31, 2025	Change	% Change
Net Income	$13,485	$6,310	$7,175	113.7%
Diluted Earnings Per Share	0.82	0.38	0.44	115.8%
Return on Average Assets	1.23%	0.59%	0.64%	108.5%
Return on Average Equity	12.46%	6.33%	6.13%	96.8%

The following narrative discusses the quarter-to-quarter changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025	Change	% Change
Interest and Dividend Income	$53,794	$50,366	$3,428	6.8%
Interest Expense	17,664	19,009	(1,345)	(7.1)%
Net Interest Income	36,130	31,357	4,773	15.2%
Average Earning Assets(1)	4,222,574	4,143,939	78,635	1.9%
Average Interest-Bearing Liabilities	3,244,709	3,184,196	60,513	1.9%

Average Yield on Earning Assets(1)	5.17%	4.93%	0.24%	4.9%
Average Cost of Interest-Bearing Liabilities	2.21	2.42	(0.21)	(8.7)%
Net Interest Spread	2.96	2.51	0.45	17.9%
Net Interest Margin	3.47	3.07	0.40	13.0%

(1) Includes Nonaccrual Loans.

Net interest income for the quarter increased by $4.8 million, or 15.2%, from the first quarter of 2025. Interest and fees on loans were $47.1 million for the first quarter of 2026, an increase from $44.6 million for the quarter ended March 31, 2025, primarily due to loan growth and higher loan yields. Interest expense for the first quarter of 2025 was $17.7 million, a decrease of $1.3 million versus the comparable quarter ended March 31, 2025, primarily due to active management of deposit rates. Net interest margin increased 40 basis points in the first quarter of 2026 to 3.47%, from 3.07% during the first quarter of 2025. Average earning asset yields were 24 basis points higher as compared to the first quarter of 2025. The average cost of interest-bearing liabilities decreased 21 basis points from the quarter ended March 31, 2025. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis" on page 44 and 45. The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 49 and "Loan Trends" on page 48.
The provision for credit losses for the first quarter of 2026 was $0.5 million, compared to a provision of $5.0 million for the first quarter of 2025. The decrease was primarily due to a specific reserve of $3.75 million on a $15 million commercial real estate loan participation in the first quarter of 2025.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025	Change	% Change
Income From Fiduciary Activities	$2,713	$2,535	$178	7.0%
Fees for Other Services to Customers	2,727	2,600	127	4.9%
Insurance Commissions	2,113	1,826	287	15.7%
Net Gain on Securities	145	317	(172)	(54.3)%
Net Gain on the Sale of Loans	290	101	189	187.1%
Other Operating Income	640	460	180	39.1%
Total Non-interest Income	$8,628	$7,839	$789	10.1%

Total non-interest income in the current quarter was $8.6 million, an increase of $789 thousand from the first quarter of 2025. Insurance commissions increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to contingency income, which is from lower than anticipated claim losses on the insured pool. The increase in fiduciary activity income was primarily due to additions of new wealth management accounts. The first quarter of 2026 included approximately $800 thousand of expenses related to the announced acquisition of Adirondack Bancorp, Inc.

Non-interest Expense
Summary of Non-interest Expense
(Dollars in Thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025	Change	% Change
Salaries and Employee Benefits	$14,922	$13,555	$1,367	10.1%
Occupancy Expense of Premises, Net	2,459	2,022	437	21.6%
Technology and Equipment Expense	5,052	5,087	(35)	(0.7)%
FDIC and FICO Assessments	585	670	(85)	(12.7)%
Amortization	72	78	(6)	(7.7)%
Other Operating Expense	3,775	4,633	(858)	(18.5)%
Total Non-interest Expense	$26,865	$26,045	$820	3.1%
Efficiency Ratio	59.89%	66.52%	(6.6)%	(9.9)%

Non-interest expense for the first quarter of 2026 was $26.9 million, an increase of $0.8 million, or 3.1%, from the first quarter of 2025. Salaries and benefit expenses increased $1.4 million, or 10.1%, from the prior year comparable quarter as a result of overall growth in the organization, increased benefits cost and a competitive labor market. Technology expenses in the first quarter decreased $35 thousand, or 0.7%, from the first quarter of 2025. The first quarter of 2025 included Unification expenses of approximately $600 thousand. Occupancy expenses increased $437 thousand due to increases in utility and building maintenance costs.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025	Change	% Change
INCOME BEFORE PROVISION FOR INCOME TAXES	$17,345	$8,132	$9,213	113.3%
Provision for Income Taxes	$3,860	$1,822	$2,038	111.9%
Effective Tax Rate	22.3%	22.4%	(0.1)%	(0.4)%

The Company's effective tax rate differs from the statutory federal rate of 21.0% primarily due to the effects of state income taxes net of federal benefit and non-deductible expenses offset by the benefit related to tax exempt income.

Item 3.
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
The analysis that follows presents, as of March 31, 2026 and December 31, 2025, the estimated EVE at both the Pre-Shock Scenario and the -200 Basis Point Rate, -100 Basis Point Rate, +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios.

	March 31, 2026			December 31, 2025
(Dollars in thousands)	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change

Rate Shock Scenarios
+200 Basis Points	$672,559	$(65,425)	(8.9)%	$690,737	$5,772	0.8%
+100 Basis Points	$709,725	$(28,259)	(3.8)%	$693,641	$8,676	1.3%
Pre-Shock Scenarios	$737,984	$—	—%	$684,965	$—	—%
-100 Basis Points	$750,471	$12,487	1.7%	$661,166	$(23,799)	(3.5)%
-200 Basis Points	$746,913	$8,929	1.2%	$620,217	$(64,748)	(9.5)%

Arrow's Pre-Shock Scenario EVE increased from $685.0 million at December 31, 2025, to $738.0 million at March 31, 2026. The primary factors contributing to the increase in EVE were core deposit growth that occurred during the quarter, coupled with an increase in the value of the Bank’s loan and investment portfolios.

Arrow's EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios changed from $693.6 million and $690.7 million, respectively, at December 31, 2025, to $709.7 million and $672.6 million, respectively, at March 31, 2026. In the -100 Basis Point Rate and -200 Basis Point Rate Shock Scenarios Arrow's EVE increased from $661.2 million and $620.2 million, respectively, at March 31, 2025, to $750.5 million and $746.9 million, respectively, at March 31, 2026.

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

As of March 31, 2026:

Change in Interest Rate	Calculated change in Net Interest Income - Year 1	Calculated change in Net Interest Income - Year 2
- 200 basis points	3.4%	6.1%
- 100 basis points	1.8%	6.4%
+200 basis points	(4.7)%	(0.3)%

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

Item 4.
CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the Chief Executive Officer ("CEO") (who is our principal executive officer) and Chief Financial Officer ("CFO") (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2026. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to management, including the principal executive and principal financial officers, or persons and committees performing similar functions, such as the Audit Committee, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.
Risk Factors
There have been no material changes in the risk factors set forth in Arrow's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may adversely affect our business, financial condition, or results of operations.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table presents information about repurchases by Arrow during the three months ended March 31, 2026 of Arrow's common stock (the only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934). On April 24, 2024, the Board authorized management, in its discretion, to repurchase from time to time, in the open market or in privately negotiated transactions up to $5 million of Arrow common stock. On July 23, 2025, the Board increased the available amount for share repurchase by $5 million.The repurchase authorization has no expiration date.
No shares were purchased during the quarter ended March 31, 2026 under the most recent authorization for the repurchase of shares and as of March 31, 2026, $5,066,228 remained available.

First Quarter 2026 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
January 1-31	—	$—	—	$5,066,228
February 1-28	—	—	—	5,066,228
March 1-31	—	—	—	5,066,228
Total	—	—	—

1 No shares were purchased in the open market under the ESOP on behalf of the participants under the ESOP by the administrator of the ESOP or by Arrow pursuant to the Company's most recent authorization for the repurchase of shares.
2 No shares were acquired under the most recent authorization for the repurchase of shares in January, February or March 2026.

Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None

Item 5.
Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.
Exhibits

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant as Amended through June 3, 2019, incorporated by reference from the Registrant's Current Report on Form 8-K filed June 5, 2019, Exhibit 3.1
3.(ii)	By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on February 1, 2024, Exhibit 3.1

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
10.1*	Change in Control Agreement dated February 1, 2026 between the Registrant and Michael J. Jacobs
10.2*	Change in Control Agreement dated February 1, 2026 between the Registrant and Brooke M. Pancoe
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Management contracts or compensation plans required to be filed as an exhibit.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

May 8, 2026	/s/ David S. DeMarco
Date	David S. DeMarco
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2026	/s/ Penko Ivanov
Date	Penko Ivanov
Chief Financial Officer
(Principal Financial and Accounting Officer)