Form 10-Q
period 2026-06-30
ARROW FINANCIAL CORP
filed 2026-08-06
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2026
Common Stock, par value $1.00 per share	18,523,723

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and Due From Banks	$30,881	$29,132
Interest-Earning Deposits at Banks	155,907	185,051
Investment Securities:
Available-for-Sale at Fair Value	498,202	495,868
Held-to-Maturity (Fair Value of $65,270 at June 30, 2026 and $66,569 at December 31, 2025)	65,490	66,975
Equity Securities	5,897	5,597
Other Investments	18,351	4,372
Loans	3,496,541	3,453,093
Allowance for Credit Losses	(36,183)	(34,322)
Net Loans	3,460,358	3,418,771
Premises and Equipment, Net	62,530	59,433
Goodwill	23,789	23,789
Other Intangible Assets, Net	1,612	1,741
Other Assets	159,342	155,133
Total Assets	$4,482,359	$4,445,862
LIABILITIES
Noninterest-Bearing Deposits	$736,087	$722,374
Interest-Bearing Checking Accounts	871,965	862,192
Savings Deposits	1,590,680	1,557,638
Time Deposits over $250	132,350	155,802
Other Time Deposits	324,123	641,463
Total Deposits	3,655,205	3,939,469
Borrowings	310,190	4,265
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Finance Leases	4,887	4,929
Other Liabilities	45,771	45,347
Total Liabilities	4,036,053	4,014,010
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value; 1,000,000 Shares Authorized at June 30, 2026 and December 31, 2025 (none issued)	—	—
Common Stock, $1 Par Value: 30,000,000 Shares Authorized; 22,066,559 Shares Issued and 16,545,170 and 16,445,342 outstanding at June 30, 2026 and December 31, 2025	22,067	22,067
Additional Paid-in Capital	415,357	414,506
Retained Earnings	116,806	102,271
Accumulated Other Comprehensive Loss	(5,390)	(4,037)
Treasury Stock, at Cost (5,521,389 Shares at June 30, 2026 and 5,621,217 Shares at December 31, 2025)	(102,534)	(102,955)
Total Stockholders’ Equity	446,306	431,852
Total Liabilities and Stockholders’ Equity	$4,482,359	$4,445,862
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$47,181	$45,600	$94,307	$90,150
Interest on Deposits at Banks	1,200	1,622	2,875	3,243
Interest and Dividends on Investment Securities:
Fully Taxable	4,717	3,790	9,246	7,398
Exempt from Federal Taxes	519	561	983	1,148
Total Interest and Dividend Income	53,617	51,573	107,411	101,939
INTEREST EXPENSE
Interest-Bearing Checking Accounts	2,162	1,941	4,262	3,744
Savings Deposits	8,933	9,367	17,649	18,850
Time Deposits over $250	1,052	1,726	2,248	3,537
Other Time Deposits	4,304	5,793	9,740	11,322
Borrowings	1,019	—	1,019	167
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	171	171	340	340
Interest on Financing Leases	45	42	92	89
Total Interest Expense	17,686	19,040	35,350	38,049
NET INTEREST INCOME	35,931	32,533	72,061	63,890
Provision for Credit Losses on Loans	2,827	594	3,375	5,613
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	33,104	31,939	68,686	58,277
NON-INTEREST INCOME
Income From Fiduciary Activities	2,706	2,398	5,419	4,933
Fees for Other Services to Customers	2,969	2,787	5,696	5,387
Insurance Commissions	1,974	1,804	4,087	3,630
Net Gain (Loss) on Securities	155	(40)	300	277
Net Gain on Sales of Loans	154	213	444	314
Other Operating Income	298	447	938	907
Total Non-Interest Income	8,256	7,609	16,884	15,448
NON-INTEREST EXPENSE
Salaries and Employee Benefits	15,097	14,086	30,019	27,641
Occupancy Expenses, Net	2,101	1,952	4,560	3,974
Technology and Equipment Expense	4,757	5,589	9,809	10,676
FDIC Assessments	441	649	1,026	1,319
Other Operating Expense	5,068	3,376	8,915	8,087
Total Non-Interest Expense	27,464	25,652	54,329	51,697
INCOME BEFORE PROVISION FOR INCOME TAXES	13,896	13,896	31,241	22,028
Provision for Income Taxes	2,934	3,091	6,794	4,913
NET INCOME	$10,962	$10,805	$24,447	$17,115
Average Shares Outstanding:
Basic	16,428	16,545	16,408	16,611
Diluted	16,467	16,551	16,438	16,618
Per Common Share:
Basic Earnings	$0.66	$0.65	$1.48	$1.03
Diluted Earnings	0.66	0.65	1.48	1.03

See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$10,962	$10,805	$24,447	$17,115
Other Comprehensive (Loss) Income, Net of Tax:
Net Unrealized Securities Holding (Loss) Gain Arising During the Period	(1,457)	3,256	(3,267)	9,672
Net Unrealized Gain (Loss) on Cash Flow Hedge Agreements	837	(154)	1,739	(1,308)
Reclassification of Net Unrealized Loss (Gain) on Cash Flow Hedge Agreements to Interest Expense	44	(414)	260	(733)
Amortization of Net Retirement Plan Actuarial Gain	(102)	(118)	(189)	(189)
Amortization of Net Retirement Plan Prior Service Cost	52	61	104	122
Other Comprehensive (Loss) Income	(626)	2,631	(1,353)	7,564
Comprehensive Income	$10,336	$13,436	$23,094	$24,679

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Six Months Ended June 30, 2026
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2025	$22,067	$414,506	$102,271	$(4,037)	$(102,955)	$431,852
Net Income	—	—	24,447	—	—	24,447
Other Comprehensive Loss	—	—	—	(1,353)	—	(1,353)
Cash Dividends Paid, $.60 per Share	—	—	(9,912)	—	—	(9,912)
Stock Options Exercised, Net (29,049 Shares)	—	583	—	—	227	810
Shares Issued Under the Directors’ Stock Plan (6,945 Shares)	—	186	—	—	55	241
Shares Issued Under the Employee Stock Purchase Plan (4,973 Shares)	—	114	—	—	39	153
Shares Issued Related to Restricted Stock Units (2,753 Shares)	—	(21)	—	—	21	—
Shares Issued, Net of Forfeitures, Related to Restricted Share Awards (69,997 Shares)	—	(562)	—	—	562	—
Compensation expense related to Employee Stock Purchase Plan	—	16	—	—	—	16
Stock-Based Compensation Expense	—	535	—	—	—	535
Purchase of Treasury Stock related to vesting or exercise of stock based compensation awards (13,889 Shares)	—	—	—	—	(483)	(483)
Balance at June 30, 2026	$22,067	$415,357	$116,806	$(5,390)	$(102,534)	$446,306

	Three Months Ended June 30, 2026
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at March 31, 2026	$22,067	$414,431	$110,804	$(4,764)	$(102,395)	$440,143
Net Income	—	—	10,962	—	—	10,962
Other Comprehensive Loss	—	—	—	(626)	—	(626)
Cash Dividends Paid, $.30 per Share	—	—	(4,960)	—	—	(4,960)
Stock Options Exercised, Net (21,724 Shares)	—	476	—	—	169	645
Shares Issued Under the Directors’ Stock Plan (3,020 Shares)	—	92	—	—	24	116
Shares Issued Under the Employee Stock Purchase Plan (2,289 Shares)	—	56	—	—	17	73
Shares Issued Related to Restricted Stock Units (2,753 Shares)	—	(21)	—	—	21	—
Shares Forfeited Related to Restricted Share Awards (1,114 Shares)	—	—	—	—	—	—
Compensation expense related to Employee Stock Purchase Plan	—	8	—	—	—	8
Stock-Based Compensation Expense	—	315	—	—	—	315
Purchase of Treasury Stock related to the vesting or exercise of stock based compensation awards (10,431 Shares)	—	—	—	—	(370)	(370)
Balance at June 30, 2026	$22,067	$415,357	$116,806	$(5,390)	$(102,534)	$446,306

	Six Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2024	$22,067	$413,476	$77,215	$(18,453)	$(93,404)	$400,901
Net Income	—	—	17,115	—	—	17,115
Other Comprehensive Income	—	—	—	7,564	—	7,564
Cash Dividends Paid, $.56 per Share	—	—	(9,360)	—	—	(9,360)
Stock Options Exercised, Net (5,144 Shares)	—	62	—	—	40	102
Shares Issued Under the Directors’ Stock Plan (9,645 Shares)	—	174	—	—	77	251
Shares Issued Under the Employee Stock Purchase Plan (6,880 Shares)	—	110	—	—	55	165
Shares Issued Related to Restricted Stock Units (2,753 Shares)	—	(22)	—	—	22	—
Shares Issued Related to Restricted Share Awards (43,250 Shares)	—	(342)	—	—	342	—
Compensation expense related to Employee Stock Purchase Plan	—	17	—	—	—	17
Stock-Based Compensation Expense	—	405	—	—	—	405
Purchase of Treasury Stock related to the vesting or exercise of stock based compensation awards (1,860 Shares)	—	—	—	—	(51)	(51)
Purchase of Treasury Stock under repurchase programs (325,007 Shares) [1]	—	—	—	—	(8,603)	(8,603)
Balance at June 30, 2025	$22,067	$413,880	$84,970	$(10,889)	$(101,522)	$408,506

	Three Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at March 31, 2025	$22,067	$413,469	$78,827	$(13,520)	$(96,434)	$404,409
Net Income	—	—	10,805	—	—	10,805
Other Comprehensive Loss	—	—	—	2,631	—	2,631
Cash Dividends Paid, $.28 per Share	—	—	(4,662)	—	—	(4,662)
Shares Issued Under the Directors’ Stock Plan (4,656 Shares)	—	82	—	—	37	119
Shares Issued Under the Employee Stock Purchase Plan (3,553 Shares)	—	54	—	—	28	82
Shares Issued Related to Restricted Stock Units (2,753 Shares)	—	(22)	—	—	22	—
Compensation expense related to Employee Stock Purchase Plan	—	8	—	—	—	8
Stock-Based Compensation Expense	—	289	—	—	—	289
Purchase of Treasury Stock under repurchase programs (196,766 Shares) [1]	—	—	—	—	(5,175)	(5,175)
Balance at June 30, 2025	$22,067	$413,880	$84,970	$(10,889)	$(101,522)	$408,506

1 Cost of Treasury Stock includes the Stock Buyback Tax Under the Inflation Reduction Act of 2022.

See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended June 30,
Cash Flows from Operating Activities:	2026	2025
Net Income	$24,447	$17,115
Provision for Credit Losses	3,375	5,613
Depreciation and Amortization	2,576	2,619
Net gain on equity securities	(300)	(277)
Loans originated and held-for-sale	(14,427)	(14,514)
Proceeds from the sale of loans held-for-sale	17,478	11,013
Net gain on the sale of loans	(444)	(314)
Net loss (gain) on the sale of premises and equipment, other real estate owned and repossessed assets	87	(59)
Contributions to retirement benefit plans	(352)	(339)
Deferred income tax benefit	(2,379)	(123)
Settlement of purchased Energy Production Tax Credits	(5,920)	—
Shares issued under the Directors’ Stock Plan	241	251
Stock-based compensation expense	551	422
Tax benefit from exercise of stock options	252	111
Net (increase) decrease in Other Assets	(216)	1,027
Net increase (decrease) in Other Liabilities	6,069	(2,197)
Net Cash Provided By Operating Activities	31,038	20,348
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and principal repayments of securities AFS	36,730	68,437
Purchases of securities AFS	(43,152)	(39,623)
Proceeds from maturities, calls, and principal repayments of securities HTM	23,485	33,932
Purchases of securities HTM	(22,019)	(6,570)
Net increase in loans	(49,182)	(42,488)
Proceeds from sales of premises and equipment, OREO and repos	1,357	1,439
Purchases of premises and equipment	(5,510)	(3,276)
Purchase of FHLB stock	(13,979)	(204)
Net Cash (Used) Provided By Investing Activities	(72,270)	11,647
Cash Flows from Financing Activities:
Net change in deposits	(284,264)	101,400
Finance lease payments	(42)	(36)
Increase in Borrowings	305,925	—
Net cash collateral received from (paid to) derivative counterparties	1,650	(1,710)
Purchase of treasury stock	(483)	(8,654)
Stock options exercised, net	810	102
Shares issued under ESPP	153	165
Cash dividends paid	(9,912)	(9,360)
Net Cash Provided By Financing Activities	13,837	81,907
Net (Decrease) Increase in Cash and Cash Equivalents	(27,395)	113,902
Cash and Cash Equivalents at Beginning of Period	214,183	154,546
Cash and Cash Equivalents at End of Period	$186,788	$268,448

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on deposits and borrowings	$36,413	$37,730
Income taxes	9,123	4,207
Transfer of loans to other real estate owned and repossessed assets	1,494	1,431
Total fair value of Commercial Loan Participation transferred to Other Assets	—	10,648

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

Concentrations of Credit - With the exception of some indirect auto lending, Arrow's loans are primarily with borrowers in upstate New York.  Although the loan portfolio of Arrow Bank is well diversified, tourism has a substantial impact on the northeastern New York economy. Commitments to extend credit primarily relate to the same loan categories presented in Note 4 and are subject to the Company’s normal credit approval and monitoring procedures.  Generally, the loans are secured by assets and are expected to be repaid from cash flow or the sale of selected assets of the borrowers.  Arrow evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based upon Management's credit evaluation of the counterparty.  The nature of the collateral varies with the type of loan and may include: residential real estate, cash and securities, inventory, accounts receivable, property, plant and equipment, income producing commercial properties and automobiles.

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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank of New York, FHLBNY Term Advances and cash flow from investment securities and loans.
In addition to liquidity from cash, short-term investments, investment securities and borrowings, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY.

Note 2.     ACCOUNTING POLICIES

The accompanying unaudited interim Consolidated Financial Statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2026 and December 31, 2025; the results of operations for the three and six month periods ended June 30, 2026 and 2025; the consolidated statements of comprehensive income for the three and six month periods ended June 30, 2026 and 2025; the changes in stockholders' equity for the three and six month periods ended June 30, 2026 and 2025; and the cash flows for the six month periods ended June 30, 2026 and 2025. All such adjustments are of a normal recurring nature. The unaudited interim Consolidated Financial Statements should be read in conjunction with the audited annual Consolidated Financial Statements of Arrow for the year ended December 31, 2025 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").

Accounting Standards Pending Adoption
ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", requires new financial statement disclosures, disaggregating information for certain expense captions presented on the face of the income statements, including employee compensation, depreciation, and intangible asset amortization. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which revises the effective date of ASU 2024-03. The ASU will become effective in interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. Aside from complying with the new disclosure requirements, the adoption is not expected to have a material impact on the consolidated financial statements.
Other recently issued accounting standards not yet adopted as of June 30, 2026 are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows.

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

Note 3.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale ("AFS") Securities at June 30, 2026 and December 31, 2025:

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
June 30, 2026
Available-For-Sale Securities, at Amortized Cost	$78,614	$25,000	$160	$389,614	$26,250	$519,638
Gross Unrealized Gains	596	—	—	526	375	1,497
Gross Unrealized Losses	(112)	(202)	—	(22,531)	(88)	(22,933)
Available-For-Sale Securities, at Fair Value	$79,098	$24,798	$160	$367,609	$26,537	$498,202
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						241,011

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$—	$25,000	$—	$145	$—	$25,145
From 1 - 5 Years	73,558	—	160	47,640	1,000	122,358
From 5 - 10 Years	5,056	—	—	58,516	25,250	88,822
Over 10 Years	—	—	—	283,313	—	283,313

Maturities of Debt Securities, at Fair Value:
Within One Year	$—	$24,798	$—	$144	$—	$24,942
From 1 - 5 Years	74,153	—	160	46,481	976	121,770
From 5 - 10 Years	4,945	—	—	54,111	25,561	84,617
Over 10 Years	—	—	—	266,873	—	266,873

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$4,945	$—	$—	$104,945	$5,186	$115,076
12 Months or Longer	—	24,798	—	178,912	976	204,686
Total	$4,945	$24,798	$—	$283,857	$6,162	$319,762
Number of Securities in a Continuous Loss Position	1	3	—	93	6	103

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$112	$—	$—	$1,002	$64	$1,178
12 Months or Longer	—	202	—	21,529	24	21,755
Total	$112	$202	$—	$22,531	$88	$22,933

December 31, 2025
Available-For-Sale Securities, at Amortized Cost	$78,436	$25,000	$200	$385,766	$23,500	$512,902
Gross Unrealized Gains	2,139	—	—	2,153	194	4,486
Gross Unrealized Losses	(12)	(184)	—	(21,238)	(86)	(21,520)
Available-For-Sale Securities, at Fair Value	$80,563	$24,816	$200	$366,681	$23,608	$495,868
Available-For-Sale Securities, Pledged as Collateral, at Fair Value						234,933

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$5,047	$—	$—	$13,154	$4,436	$22,637

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Total Available- For-Sale Securities
12 Months or Longer	—	24,816	—	193,635	979	219,430
Total	$5,047	$24,816	$—	$206,789	$5,415	$242,067
Number of Securities in a Continuous Loss Position	1	3	—	83	4	91

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$12	$—	$—	$8	$64	$84
12 Months or Longer	—	184	—	21,230	22	21,436
Total	$12	$184	$—	$21,238	$86	$21,520

There was no allowance for credit losses for the AFS debt securities portfolio at either June 30, 2026 or December 31, 2025.

The following table is the schedule of Held-To-Maturity ("HTM") Securities at June 30, 2026 and December 31, 2025:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
June 30, 2026
Held-To-Maturity Securities, at Amortized Cost	$62,495	$2,995	$65,490
Gross Unrealized Losses	(147)	(73)	(220)
Held-To-Maturity Securities, at Fair Value	62,348	2,922	65,270
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			18,048
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			17,827

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$53,320	$—	$53,320
From 1 - 5 Years	7,950	1,910	9,860
From 5 - 10 Years	1,225	—	1,225
Over 10 Years	—	1,085	1,085

Maturities of Debt Securities, at Fair Value:
Within One Year	$53,230	$—	$53,230
From 1 - 5 Years	7,894	1,875	9,769
From 5 - 10 Years	1,224	—	1,224
Over 10 Years	—	1,047	1,047

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$559	$—	$559
12 Months or Longer	15,671	2,922	18,593
Total	$16,230	$2,922	$19,152

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
Number of Securities in a Continuous Loss Position	60	16	76

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1	$—	$1
12 Months or Longer	146	73	219
Total	$147	$73	$220

December 31, 2025
Held-To-Maturity Securities, at Amortized Cost	$62,870	$4,105	$66,975
Gross Unrealized Losses	(324)	(82)	(406)
Held-To-Maturity Securities, at Fair Value	62,546	4,023	66,569
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			35,078
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			34,672

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$400	$—	$400
12 Months or Longer	32,138	4,023	36,161
Total	$32,538	$4,023	$36,561
Number of Securities in a Continuous Loss Position	109	16	125

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	324	82	406
Total	$324	$82	$406

In the tables above, maturities of mortgage-backed securities are included based on their contractual lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for June 30, 2026 and December 31, 2025 do not reflect any material deterioration of the credit worthiness of the issuing entities.
Arrow evaluates AFS debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at June 30, 2026 and December 31, 2025, gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell, any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at June 30, 2026 or December 31, 2025 and there was no credit loss expense recognized by Arrow with respect to the securities portfolio during the six months ended June 30, 2026 or the year ended December 31, 2025.
Arrow's HTM debt securities are comprised of U.S. government-sponsored enterprises (GSEs) or state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its HTM debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of June 30, 2026.

The following table is the schedule of Equity Securities at June 30, 2026 and December 31, 2025:

Equity Securities

	June 30, 2026	December 31, 2025
Equity Securities, at Fair Value	$5,897	$5,597

The following is a summary of realized and unrealized gains and losses recognized in income on equity securities during the three and six month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Gain (Loss) on Equity Securities	$155	$(40)	$300	$277
Less: Net gain recognized during the reporting period on equity securities sold during the period	—	—	—	—
Unrealized net gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$155	$(40)	$300	$277

Note 4.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of June 30, 2026 and December 31, 2025 and an analysis of the recorded investment in loans that are past due at these dates. Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due when monthly payments are required. Loans held-for-sale of $777 thousand and $3.4 million as of June 30, 2026 and December 31, 2025, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2026
Loans past due 30-59 days	$239	$—	$11,015	$449	$11,703
Loans past due 60-89 days	189	6,793	4,914	3,672	15,568
Loans past due 90 or more days	—	—	1,216	2,561	3,777
Total loans past due	428	6,793	17,145	6,682	31,048
Current loans	172,629	830,668	1,066,024	1,396,172	3,465,493
Total Loans	$173,057	$837,461	$1,083,169	$1,402,854	$3,496,541

December 31, 2025
Loans past due 30-59 days	$584	$—	$13,476	$808	$14,868
Loans past due 60-89 days	255	2,888	7,495	3,503	14,141
Loans past due 90 or more days	195	—	1,886	3,517	5,598
Total loans past due	1,034	2,888	22,857	7,828	34,607
Current loans	164,695	815,371	1,053,150	1,385,270	3,418,486
Total loans	$165,729	$818,259	$1,076,007	$1,393,098	$3,453,093

Schedule of Nonaccrual Loans by Category
		Commercial
June 30, 2026	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or more days past due and still accruing interest	$—	$—	$32	$1,455	$1,487
Nonaccrual loans	—	3,838	1,263	1,713	6,814
Nonaccrual with no allowance for credit loss	—	—	—	1,010	1,010

December 31, 2025
Loans 90 or more days past due and still accruing interest	$27	$—	$31	$1,982	$2,040
Nonaccrual loans	168	—	1,879	4,368	6,415
Nonaccrual with no allowance for credit loss	168	—	1,879	4,368	6,415

The Company recognized $0 of interest income on nonaccrual loans during the three and six months ended June 30, 2026 or June 30, 2025 .

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

The following table details activity in the allowance for credit losses on loans for the three and six months ended June 30, 2026 and June 30, 2025:

Allowance for Credit Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
March 31, 2026	$2,455	$14,557	$4,510	$12,533	$34,055
Charge-offs	(88)	—	(1,650)	(32)	(1,770)
Recoveries	—	—	1,071	—	1,071
Provision	37	2,313	615	(138)	2,827
June 30, 2026	$2,404	$16,870	$4,546	$12,363	$36,183

December 31, 2025	$2,954	$15,260	$4,090	$12,018	$34,322
Charge-offs	(88)	—	(3,210)	(46)	(3,344)
Recoveries	—	—	1,830	—	1,830
Provision	(462)	1,610	1,836	391	3,375
June 30, 2026	$2,404	$16,870	$4,546	$12,363	$36,183

March 31, 2025	$1,801	$18,236	$4,147	$13,587	$37,771
Charge-offs	—	(3,818)	(1,225)	(20)	(5,063)
Recoveries	—	75	814	—	889
Provision	974	1,519	657	(2,556)	594
June 30, 2025	$2,775	$16,012	$4,393	$11,011	$34,191

December 31, 2024	$1,925	$14,507	$3,882	$13,284	$33,598
Charge-offs	—	(3,818)	(2,744)	(51)	(6,613)
Recoveries	—	75	1,518	—	1,593
Provision	850	5,248	1,737	(2,222)	5,613
June 30, 2025	$2,775	$16,012	$4,393	$11,011	$34,191

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized in Other Liabilities

As of June 30, 2026 and December 31, 2025, estimated credit losses on unfunded off-balance sheet credit exposures were $1.2 million and $1.3 million, respectively, and were included in other liabilities on the consolidated balance sheets.

Collateral Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2026 and December 31, 2025:

June 30, 2026	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	3,838	3,838
Consumer	—	—	—
Residential	1,010	—	1,010
Total	$1,010	$3,838	$4,848

December 31, 2025	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	—	—
Consumer	—	—	—
Residential	3,172	—	3,172
Total	$3,172	$—	$3,172

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
Please see Note 2. Accounting Policies to the Consolidated Financial Statements for the qualitative factors that are relevant as of the reporting date.

Loan Credit Quality Indicators and Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. In some cases, the Company provides multiple types of concession on one loan. Typically, one type of concession, such as a term extension, is granted initially. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. The Company did not modify loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026.
The following table presents the amortized cost basis of loans at June 30, 2025 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025, by class and by type of modification.

June 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Commercial	$—	$—	$—	$—	$—	$—	—%
Commercial Real Estate	—	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—	—%
Residential	—	705	—	—	—	—	0.05%
Total	$—	$705	$—	$—	$—	$—	0.02%

The following table presents the performance of loans that have been modified for borrowers experiencing financial difficulty in the last 12 months.

June 30, 2026
	Current	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 or more Days	Total Loans Past Due
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	346	—	—	—	—
Total	$346	$—	$—	$—	$—

There were no defaults during the three and six months ended June 30, 2026.

The following tables present credit quality indicators by total loans amortized cost basis by origination year as of June 30, 2026 and December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
June 30, 2026	2026	2025	2024	2023	2022	Prior
Commercial:
Risk rating
Satisfactory	$26,271	$36,467	$37,354	$17,115	$13,571	$23,812	$13,624	$—	$168,214
Special mention	213	—	—	25	—	—	—	—	238
Substandard	—	—	—	264	900	2,826	615	—	4,605
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$26,484	$36,467	$37,354	$17,404	$14,471	$26,638	$14,239	$—	$173,057

Current-period gross charge-offs	$—	$—	$88	$—	$—	$—	$—	$—	$88

Commercial Real Estate:
Risk rating
Satisfactory	$39,200	$96,333	$114,737	$78,792	$138,707	$347,980	$1,119	$—	$816,868
Special mention	—	—	4,535	—	653	1,079	340	—	6,607
Substandard	—	2,527	—	641	2,955	4,919	2,944	—	13,986
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$39,200	$98,860	$119,272	$79,433	$142,315	$353,978	$4,403	$—	$837,461

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating
Performing	$237,161	$320,514	$225,058	$148,025	$102,216	$48,466	$434	$—	$1,081,874
Nonperforming	55	251	347	283	183	176	—	—	1,295
Total Consumer Loans	$237,216	$320,765	$225,405	$148,308	$102,399	$48,642	$434	$—	$1,083,169

Current-period gross charge-offs	$12	$547	$1,021	$563	$571	$496	$—	$—	$3,210

Residential:
Risk rating
Performing	$60,058	$151,585	$158,734	$152,039	$197,510	$540,982	$138,778	$—	$1,399,686
Nonperforming	—	150	323	284	—	2,054	357	—	3,168
Total Residential Loans	$60,058	$151,735	$159,057	$152,323	$197,510	$543,036	$139,135	$—	$1,402,854

Current-period gross charge-offs	$—	$—	$—	$—	$—	$46	$—	$—	$46

Total Loans	$362,958	$607,827	$541,088	$397,468	$456,695	$972,294	$158,211	$—	$3,496,541

Total current-period gross charge-offs	$12	$547	$1,109	$563	$571	$542	$—	$—	$3,344

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2025	2025	2024	2023	2022	2021	Prior
Commercial:
Risk rating
Satisfactory	$40,855	$41,908	$20,671	$15,915	$12,070	$19,917	$9,765	$—	$161,101
Special mention	196	—	25	—	—	—	—	—	221
Substandard	—	—	410	92	—	2,896	1,009	—	4,407
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$41,051	$41,908	$21,106	$16,007	$12,070	$22,813	$10,774	$—	$165,729

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate:
Risk rating
Satisfactory	$90,358	$113,616	$78,723	$128,103	$96,305	$264,374	$2,112	$—	$773,591
Special mention	302	6,348	275	7,504	4,749	3,808	473	—	23,459
Substandard	2,127	—	341	4,104	304	14,069	264	—	21,209
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$92,787	$119,964	$79,339	$139,711	$101,358	$282,251	$2,849	$—	$818,259

Current-period gross charge-offs	$—	$—	$—	$—	$1,656	$2,162	$—	$—	$3,818

Consumer:
Risk rating
Performing	$370,436	$281,349	$194,467	$144,210	$62,395	$20,796	$444	$—	$1,074,097
Nonperforming	121	502	363	421	375	128	—	—	1,910
Total Consumer Loans	$370,557	$281,851	$194,830	$144,631	$62,770	$20,924	$444	$—	$1,076,007

Current-period gross charge-offs	$291	$1,472	$1,380	$1,367	$904	$271	$—	$—	$5,685

Residential:
Risk rating
Performing	$144,618	$172,965	$160,802	$206,858	$170,889	$395,132	$135,483	$—	$1,386,747
Nonperforming	204	1,041	337	1,966	342	2,291	170	—	6,351
Total Residential Loans	$144,822	$174,006	$161,139	$208,824	$171,231	$397,423	$135,653	$—	$1,393,098

Current-period gross charge-offs	$—	$—	$—	$20	$—	$31	$—	$—	$51

Total Loans	$649,217	$617,729	$456,414	$509,173	$347,429	$723,411	$149,720	$—	$3,453,093

Total current-period gross charge-offs	$291	$1,472	$1,380	$1,387	$2,560	$2,464	$—	$—	$9,554

For the purposes of the tables above, nonperforming consumer and residential loans were those loans on nonaccrual status or were 90 days or more past due and still accruing interest.
As of June 30, 2026 and December 31, 2025, the amortized cost of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $569 thousand and $795 thousand, respectively.
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

Note 5. DEBT (Dollars in Thousands)

Schedule of Borrowings:

	June 30, 2026	December 31, 2025
Balance:
FHLBNY Term Advances	$310,190	$4,265
Total Borrowings	$310,190	$4,265

Maximum Borrowing Capacity:
Federal Funds Purchased	$23,000	$23,000
Federal Home Loan Bank of New York	740,069	756,968
Federal Reserve Bank of New York	682,568	707,839

Available Borrowing Capacity:
Federal Funds Purchased	$23,000	$23,000
Federal Home Loan Bank of New York	399,880	722,703
Federal Reserve Bank of New York	682,568	707,839

Arrow Bank has in place unsecured federal funds lines of credit with two correspondent banks. As a member of the FHLBNY, Arrow participates in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock and any loans secured by real estate such as commercial real estate, residential real estate and home equity loans (see Note 3. Investment Securities to the Consolidated Financial Statements, and Note 4. Loans to the Consolidated Financial Statements). The maximum borrowing capacities at the FHLBNY and FRB are determined based on the fair value of the collateral pledged, subject to discounts determined by the respective lenders. As of June 30, 2026, the carrying cost of collateral was approximately $1.1 billion for FHLBNY and approximately $938 million for the FRB, and $948 million for FHLBNY and $707 million for the FRB as of December 31, 2025, respectively. As of June 30, 2026, the fair value for the FHLBNY collateral was approximately $928 million and approximately $683 million for the FRB, and $948 million for the FHLBNY and $707 million for the FRB as of December 31, 2025, respectively.  The investment in FHLBNY stock is proportional to the total of Arrow's overnight and term advances (see the schedule of FRB and FHLB Stock in Note 3. Investment Securities to the Consolidated Financial Statements). Arrow Bank has also established borrowing facilities with the FRB of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 4. Loans to the Consolidated Financial Statements).

Long Term Debt - FHLBNY Term Advances

In addition to overnight advances, Arrow Bank also borrows longer-term funds from the FHLBNY.

Maturity Schedule of FHLBNY Term Advances:

	Balances		Weighted Average Rate [1]
Final Maturity	6/30/2026	12/31/2025	6/30/2026	12/31/2025
First Year	$300,000	$—	3.83%	—%
Second Year	10,190	4,265	4.26%	4.32%
Third Year	—	—	—%	—%
Fourth Year	—	—	—%	—%
Total	$310,190	$4,265	3.85%	4.32%

[1]The effective rate on the FHLBNY Advances that mature in the second year is 0% due to subsidized funding in the form of interest rate credits.
Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

At June 30, 2026, Arrow had two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, Arrow Capital Statutory Trust II ("ACST II") and Arrow Capital Statutory Trust III ("ACST III" and, together with ACST II, the "Trusts"), identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
The first of the two classes of trust-issued instruments outstanding at June 30, 2026 was issued by ACST II, a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II TRUPS"). The rate on the securities is variable and tied to the 3-month Secured Overnight Financing Rate (SOFR) plus 3.15%. ACST II used the proceeds of the sale of the ACST II TRUPS to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II TRUPS.  The ACST II TRUPS became redeemable after July 23, 2008 and mature on July 23, 2033.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from Arrow Bank.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow Bank to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at June 30, 2026 and December 31, 2025 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	June 30, 2026	December 31, 2025
ACST II
Balance	$10,000	$10,000
Period End:
Variable Interest Rate	7.14%	7.08%
Fixed Interest Rate resulting from cash flow hedge agreement	4.00%	4.00%

ACST III
Balance	$10,000	$10,000
Period End:
Variable Interest Rate	5.99%	5.93%
Fixed Interest Rate resulting from cash flow hedge agreement	2.86%	2.86%

Note 6.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of June 30, 2026 and December 31, 2025:

Commitments to Extend Credit and Letters of Credit
	June 30, 2026	December 31, 2025
Notional Amount:
Commitments to Extend Credit	$495,227	$462,855
Standby Letters of Credit	3,141	3,562
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	(1)	(2)

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
Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at June 30, 2026 and December 31, 2025 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Arrow's policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CDs. Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at June 30, 2026 and December 31, 2025, were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.

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
In the normal course of business, Arrow and Arrow Bank become involved in a variety of routine legal proceedings.  At June 30, 2026, there were no legal proceedings pending or threatened, which in the opinion of management and counsel, would result in a material loss to Arrow. Legal expenses incurred in connection with loss contingencies are expensed as incurred.

Note 7.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income (loss) for the three and six month periods ended June 30, 2026 and 2025:

Schedule of Comprehensive Income (Loss)
	Three Months Ended June 30			Six Months Ended June 30
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2026
Net Unrealized Securities Holding Loss on Securities Available-for-Sale Arising During the Period	$(1,963)	$506	$(1,457)	$(4,402)	$1,135	$(3,267)
Net Unrealized Gain on Cash Flow Hedge Agreements	1,131	(294)	837	2,347	(608)	1,739
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	58	(14)	44	349	(89)	260
Amortization of Net Retirement Plan Actuarial Gain	(137)	35	(102)	(254)	65	(189)
Amortization of Net Retirement Plan Prior Service Cost	69	(17)	52	140	(36)	104
Other Comprehensive Loss	$(842)	$216	$(626)	$(1,820)	$467	$(1,353)

2025
Net Unrealized Securities Holding Gain on Securities Available-for-Sale Arising During the Period	$4,387	$(1,131)	$3,256	$13,032	$(3,360)	$9,672
Net Unrealized Loss on Cash Flow Hedge Agreements	(208)	54	(154)	(1,762)	454	(1,308)
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(558)	144	(414)	(988)	255	(733)
Amortization of Net Retirement Plan Actuarial Gain	(159)	41	(118)	(255)	66	(189)
Amortization of Net Retirement Plan Prior Service Cost	83	(22)	61	166	(44)	122
Other Comprehensive Income	$3,545	$(914)	$2,631	$10,193	$(2,629)	$7,564

The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)

	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Gain	Net Prior Service Cost

For the quarter-to-date periods ended:
March 31, 2026	$(14,609)	$3,593	$6,720	$(468)	$(4,764)
Other comprehensive income or loss before reclassifications	(1,457)	837	—	—	(620)
Amounts reclassified from accumulated other comprehensive income or loss	—	44	(102)	52	(6)
Net current-period other comprehensive income or loss	(1,457)	881	(102)	52	(626)
June 30, 2026	$(16,066)	$4,474	$6,618	$(416)	$(5,390)

March 31, 2025	$(20,876)	$3,204	$4,856	$(704)	$(13,520)
Other comprehensive income or loss before reclassifications	3,256	(154)	—	—	3,102
Amounts reclassified from accumulated other comprehensive income or loss	—	(414)	(118)	61	(471)
Net current-period other comprehensive income or loss	3,256	(568)	(118)	61	2,631
June 30, 2025	$(17,620)	$2,636	$4,738	$(643)	$(10,889)

For the year-to-date periods ended:

December 31, 2025	$(12,799)	$2,475	$6,807	$(520)	$(4,037)
Other comprehensive income or loss before reclassifications	(3,267)	1,739	—	—	(1,528)
Amounts reclassified from accumulated other comprehensive income or loss	—	260	(189)	104	175
Net current-period other comprehensive income or loss	(3,267)	1,999	(189)	104	(1,353)
June 30, 2026	$(16,066)	$4,474	$6,618	$(416)	$(5,390)

December 31, 2024	$(27,292)	$4,677	$4,927	$(765)	$(18,453)
Other comprehensive income or loss before reclassifications	9,672	(1,308)	—	—	8,364
Amounts reclassified from accumulated other comprehensive income or loss	—	(733)	(189)	122	(800)
Net current-period other comprehensive income or loss	9,672	(2,041)	(189)	122	7,564
June 30, 2025	$(17,620)	$2,636	$4,738	$(643)	$(10,889)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income or loss:

Reclassifications Out of Accumulated Other Comprehensive Income or Loss
Details about Accumulated Other Comprehensive Income or Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income or Loss		Affected Line Item in the Statement Where Net Income Is Presented

For the quarter-to-date periods ended:
June 30, 2026
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	$(58)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(69)	(1)	Salaries and Employee Benefits
Actuarial gain	137	(1)	Salaries and Employee Benefits
	10		Total before Tax
	(4)		Provision for Income Taxes
Total reclassifications for the period	$6		Net of Tax

June 30, 2025
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$558		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(83)	(1)	Salaries and Employee Benefits
Actuarial gain	159	(1)	Salaries and Employee Benefits
	634		Total before Tax
	(163)		Provision for Income Taxes
Total reclassifications for the period	$471		Net of Tax

For the year-to-date periods ended:
June 30, 2026
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	$(349)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(140)	(1)	Salaries and Employee Benefits
Actuarial gain	254	(1)	Salaries and Employee Benefits
	(235)		Total before Tax
	60		Provision for Income Taxes
Total reclassifications for the period	$(175)		Net of Tax

June 30, 2025
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$988		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(166)	(1)	Salaries and Employee Benefits
Actuarial gain	255	(1)	Salaries and Employee Benefits
	1,077		Total before Tax
	(277)		Provision for Income Taxes
Total reclassifications for the period	$800		Net of Tax

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

Restricted Stock Awards - In the six months ended June 30, 2026, the Company granted restricted stock awards which will generally vest over a three to four-year period. Unvested restricted stock will generally be forfeited if the recipient ceases to be employed by the Company, with limited exceptions. Grantees of restricted stock awards are entitled to receive all dividends and distributions declared and paid on restricted stock, or cash payments equivalent to such dividends or distributions, including those declared and paid during the vesting period.

The following table summarizes information about restricted stock awards for the year to date period ended June 30, 2026:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2026	53,564	$26.68
Granted	71,111	32.57
Vested	(16,579)	26.88
Forfeited	(1,114)	25.92
Outstanding at June 30, 2026	106,982	$30.57

The following table presents information on the amounts expensed related to restricted stock for the three and six month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amount expensed	$300	$262	$499	$343

Stock Options - Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

The following table summarizes information about stock option activity for the six month period ended June 30, 2026:

	Stock Options	Weighted Average Exercise Price

Outstanding at January 1, 2026	229,155	$29.83
Exercised	(29,049)	27.87
Forfeited	(2,536)	20.41
Outstanding at June 30, 2026	197,570	30.24

Vested at Period-End	189,465	30.19
Expected to Vest	8,105	31.41

The following table presents information on the amounts expensed related to stock options for the three and six month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amount expensed	$15	$28	$36	$62

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
The following tables provide the components of net periodic benefit costs for the three and six-month periods ended June 30, 2026 and 2025:

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost (Benefit)
For the Three Months Ended June 30, 2026:
Service Cost [1]	$506	$42	$5
Interest Cost [2]	590	65	57
Expected Return on Plan Assets [2]	(1,036)	—	—
Amortization of Prior Service Cost [2]	45	10	14
Amortization of Net Gain [2]	—	—	(137)
Net Periodic Cost (Benefit)	$105	$117	$(61)

Plan Contributions During the Period	$—	$117	$78

For the Three Months Ended June 30, 2025:
Service Cost [1]	$402	$21	$5
Interest Cost [2]	577	76	60
Expected Return on Plan Assets [2]	(977)	—	—
Amortization of Prior Service Cost [2]	48	10	25
Amortization of Net Gain [2]	—	—	(159)
Net Periodic Cost (Benefit)	$50	$107	$(69)

Plan Contributions During the Period	$—	$128	$34

Net Periodic Benefit Cost
For the Six Months Ended June 30, 2026:
Service Cost (1)	$953	$67	$13
Interest Cost (2)	1,180	130	124
Expected Return on Plan Assets (2)	(2,101)	—	—
Amortization of Prior Service Cost (2)	91	20	29
Amortization of Net Gain (2)	—	—	(254)
Net Periodic Cost (Benefit)	$123	$217	$(88)

Plan Contributions During the Period	$—	$233	$119

Estimated Future Contributions in the Current Fiscal Year	$—	$233	$119

For the Six Months Ended June 30, 2025:
Service Cost (1)	$802	$47	$16
Interest Cost (2)	1,161	148	139
Expected Return on Plan Assets (2)	(1,986)	—	—
Amortization of Prior Service Cost (2)	95	20	51
Amortization of Net Gain (2)	—	—	(255)
Net Periodic Cost (Benefit)	$72	$215	$(49)

Plan Contributions During the Period	$—	$248	$91

(1) Included in Salaries and Employee Benefits on the Consolidated Statements of Income
(2) Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the six month period ended June 30, 2026 and currently, additional contributions in 2026 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 10.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for the three and six month periods ended June 30, 2026 and 2025.

Earnings Per Share
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Earnings Per Share - Basic:
Net Income	$10,962	$10,805	$24,447	$17,115
Less: income attributable to unvested stock based compensation awards	(71)	(35)	(158)	(55)
Net earnings allocated to common shareholders	$10,891	$10,770	$24,289	$17,060
Weighted Average Shares - Basic	16,428	16,545	16,408	16,611
Earnings Per Share - Basic	$0.66	$0.65	$1.48	$1.03

Earnings Per Share - Diluted:
Net earnings allocated to common shareholders	$10,891	$10,770	$24,289	$17,060
Weighted Average Shares - Basic	16,428	16,545	16,408	16,611
Dilutive Average Shares attributable to stock based compensation awards	39	6	30	7
Weighted Average Shares - Diluted	16,467	16,551	16,438	16,618
Earnings Per Share - Diluted	$0.66	$0.65	$1.48	$1.03

Note 11.    FAIR VALUES (Dollars In Thousands)

FASB defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 were AFS securities, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
June 30, 2026
Assets:
Securities Available-for-Sale:
U.S. Treasuries	$79,098	$79,098	$—	$—
U.S. Government & Agency Obligations	24,798	—	24,798	—
State and Municipal Obligations	160	—	160	—
Mortgage-Backed Securities	367,609	—	367,609	—
Corporate and Other Debt Securities	26,537	—	26,537	—
Total Securities Available-for-Sale	498,202	79,098	419,104	—
Equity Securities	5,897	—	5,897	—
Total Securities Measured on a Recurring Basis	504,099	79,098	425,001	—
Derivative Assets	10,025	—	10,025	—
Total Measured on a Recurring Basis	$514,124	$79,098	$435,026	$—
Liabilities:
Derivative Liabilities	$3,493	$—	$3,493	$—
Total Measured on a Recurring Basis	$3,493	$—	$3,493	$—
December 31, 2025
Assets:
Securities Available-for Sale:
U.S. Treasuries	$80,563	$80,563	$—	$—
U.S. Government & Agency Obligations	24,816	—	24,816	—
State and Municipal Obligations	200	—	200	—
Mortgage-Backed Securities	366,681	—	366,681	—
Corporate and Other Debt Securities	23,608	—	23,608	—
Total Securities Available-for-Sale	495,868	80,563	415,305	—
Equity Securities	5,597	—	5,597	—
Total Securities Measured on a Recurring Basis	501,465	80,563	420,902	—
Derivative Assets	7,935	—	7,935	—
Total Measured on a Recurring Basis	$509,400	$80,563	$428,837	$—
Liabilities:
Derivative Liabilities	$3,484	$—	$3,484	$—
Total Measured on a Recurring Basis	$3,484	$—	$3,484	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
June 30, 2026
Collateral Dependent Evaluated Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	363	—	—	—	363
December 31, 2025
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	280	—	—	—	280

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent individually evaluated loans and other real estate owned is based on the fair value of the underlying collateral which is based on the appraised value less costs to sell. Significant unobservable inputs used in this valuation technique include capitalization rates which ranged from 7% - 10%. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at June 30, 2026 and December 31, 2025.

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
ASC 820 requires that the fair value for loans must be disclosed using the "exit price" notion which is a reasonable estimate of what another party might pay in an orderly transaction. Fair values for loans are calculated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, commercial real estate, residential mortgage, indirect auto and other consumer loans.  Each loan category is further segmented into fixed and adjustable interest rate terms and by performing and nonperforming categories.  The fair value of performing loans is calculated by determining the estimated future cash flow, which is the contractual cash flow adjusted for estimated prepayments. The discount rate is determined by starting with current market yields, and first adjusting for a liquidity premium. This premium is separately determined for each loan type. Then a credit loss component is determined utilizing the credit loss assumptions used in the allowance for credit loss model. Finally, a discount spread is applied separately for consumer loans vs. commercial loans based on market information and utilization of the swap curve.
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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value (exit price) or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Cash and Cash Equivalents	$186,788	$186,788	$186,788	$—	$—
Securities Available-for-Sale	498,202	498,202	79,098	419,104	—
Securities Held-to-Maturity	65,490	65,270	—	19,703	45,567
Equity Securities	5,897	5,897	—	5,897	—
Federal Home Loan Bank and Federal Reserve Bank Stock	18,351	18,351	—	18,351	—
Net Loans	3,460,358	3,330,075	—	—	3,330,075
Accrued Interest Receivable	16,499	16,499	—	16,499	—
Derivative Assets	10,025	10,025	—	10,025	—
Deposits	3,655,205	3,652,325	—	3,652,325	—
Borrowings	310,190	309,713	—	309,713	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	18,543	—	18,543	—
Accrued Interest Payable	3,842	3,842	—	3,842	—
Derivative Liabilities	3,493	3,493	—	3,493	—

December 31, 2025
Cash and Cash Equivalents	$214,183	$214,183	$214,183	$—	$—
Securities Available-for-Sale	495,868	495,868	80,563	415,305	—
Securities Held-to-Maturity	66,975	66,569	—	37,566	29,003
Equity Securities	5,597	5,597		5,597
Federal Home Loan Bank and Federal Reserve Bank Stock	4,372	4,372	—	4,372	—
Net Loans	3,418,771	3,275,415	—	—	3,275,415
Accrued Interest Receivable	15,520	15,520	—	15,520	—
Derivative Assets	7,935	7,935	—	7,935	—
Deposits	3,939,469	3,937,255	—	3,937,255	—
Borrowings	4,265	3,998	—	3,998	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	4,910	4,910	—	4,910	—
Derivative Liabilities	3,484	3,484	—	3,484	—

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, not designated as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	June 30, 2026	December 31, 2025
Fair value adjustment included in other assets	$3,493	$3,343
Fair value adjustment included in other liabilities	3,493	3,343
Notional amount	116,365	118,602

Derivatives Designated as Hedging Instruments
In the third quarter of 2024, Arrow entered into a forward interest rate swap agreement which commenced in the first quarter of 2025, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount is $125 million and will synthetically fix the variable rate interest payments. The effective fixed rate is 3.29% until maturity. Arrow entered into pay-fixed interest rate swaps to convert rolling 90 days brokered deposits or FHLB borrowings.
For derivatives that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings.
The following tables indicate the effect of cash flow hedge accounting on accumulated other comprehensive income (“AOCI”) and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	June 30, 2026	December 31, 2025
Fair value adjustment included in other assets	$464	$551

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Amount of gain (loss) recognized in AOCI	$156	$(91)	$564	$(682)
Amount of gain reclassified from AOCI interest expense	118	337	248	524

In the fourth quarter of 2023, Arrow entered into two interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amounts were $100 million and $75 million, respectively. Arrow entered into pay-fixed interest rate swaps to convert rolling 90 days brokered deposits or FHLB borrowings.
In the third quarter of 2025, Arrow voluntarily terminated these swaps as part of Arrow's ongoing interest-rate risk management and concurrently entered into two new pay-fixed, receive-variable longer termed swaps with lower fixed rates and identical notional amounts. The benefit of the lower fixed rates will be partially offset by early termination fees of $1.4 million that will be amortized over the life of the terminated swaps. In the table below, the $324 thousand year-to-date loss and $172 thousand quarter-to-date loss, reclassified from AOCI interest expense includes $616 thousand year-to-date June 30, 2026 and $312 thousand quarter-to-date June 30, 2026 of amortized loss related to these terminated swaps. There was no amortized loss related to these terminated swaps for the three and six months ended June 30, 2025.
For derivatives that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period in which the hedged forecasted transaction affects earnings.

The following tables indicate the effect of cash flow hedge accounting on accumulated other comprehensive income (“AOCI”) and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	June 30, 2026	December 31, 2025
Fair value adjustment included in other liabilities	$—	$1,639
Fair value adjustment included in other assets	1,554	—

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Amount of gain (loss) recognized in AOCI	$903	$(38)	$1,975	$(738)
Amount of (loss) gain reclassified from AOCI interest expense	(172)	21	(324)	47

In 2019, Arrow entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. These agreements are designated as cash flow hedges.
The following tables indicate the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Fair value adjustment included in other assets	$4,514	$4,623	$4,514	$4,623
Amount of (loss) recognized in AOCI	71	(78)	(192)	(342)
Amount of (loss) gain reclassified from AOCI to interest expense	(4)	200	(273)	417

For derivatives that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings.

Note 13:    Segment Reporting

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

Note 14. SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 6, 2026, the date the consolidated financial statements were issued. On July 1, 2026, Arrow completed its acquisition of Adirondack Bancorp, Inc. (“Adirondack”), the parent company of Adirondack Bank, a New York-chartered community bank. At the effective time, Adirondack Bank merged into Arrow Bank. Arrow expects systems conversion and other integration activities to be completed later in 2026.
As previously disclosed, Arrow and Adirondack entered into an Agreement and Plan of Merger dated February 25, 2026, and announced the transaction on February 26, 2026. The transaction closed on July 1, 2026. Under the terms of the merger agreement, Arrow acquired 100% of the outstanding voting equity interests of Adirondack. At the effective time of the merger, each share of Adirondack common stock outstanding was converted into the right to receive 1.8610 shares of Arrow common stock and $18.72 in cash. In connection with the merger, Arrow issued approximately 1.98 million shares of its common stock with an acquisition-date fair value of approximately $81 million and paid approximately $19.9 million in cash. The fair value of the common stock issued was determined using Arrow’s opening common-stock price of $41.06 per share on July, 1 2026. Preliminary aggregate consideration transferred was approximately $101 million, consisting of $81 million of common stock and $19.9 million of cash.
The strategic acquisition expanded the Company's presence across the Upstate and Central New York area, with the addition of 20 branches.
The acquisition of Adirondack Bank will be accounted for as a business combination in accordance with ASC 805, using the acquisition method of accounting. Due to the acquisition date being subsequent to June 30, 2026, the initial accounting for the business combination is in progress. Accordingly, the Company will include relevant disclosures as required by ASC 805 in the third quarter of 2026.
Subsequent to July 1, 2026, Arrow sold approximately $74 million in low-yielding securities acquired from Adirondack Bank. Proceeds and cash on hand were used to pay down borrowings of $125 million. The Company terminated interest rate swap agreements with an aggregate notional amount of $125 million and received a net settlement amount of $1.2 million in connection with the termination.

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2026

NOTE ON TERMINOLOGY
In this Report, the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Report, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Report is comprised of the group of 207 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the FRB’s "Bank Holding Company Performance Report" for March 31, 2026 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

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

Adirondack Bancorp, Inc. Merger: On February 25, 2026, Arrow and Adirondack, the parent company of Adirondack Bank, entered into a definitive agreement pursuant to which Adirondack and Adirondack Bank merged with and into Arrow and Arrow Bank, respectively.
Prior to the merger, Adirondack Bank was a New York state-chartered financial institution headquartered in Utica, New York. Adirondack Bank operated 19 branch locations spanning Oneida, Herkimer, Franklin, Essex and Clinton counties, and a loan production office in Onondaga County. As of December 31, 2025, Adirondack reported total consolidated assets of $942 million, total deposits of $848 million, total loans of $624 million and total equity of $67 million.
The transaction was completed on July 1, 2026 and therefore, this Quarterly Report on Form 10-Q does not include the assets, liabilities or operating results of Adirondack. Under the terms of the merger agreement, Arrow acquired 100% of the outstanding voting equity interests of Adirondack. At the effective date, each share of Adirondack common stock outstanding immediately prior to the effective date, was converted into the right to receive 1.8610 shares of Arrow common stock and $18.72 in cash. Total consideration paid was $101 million.

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
•The market price of Arrow’s common stock may decline as a result of the acquisition of Adirondack.
•Combining Arrow and Adirondack may be more difficult, costly or time-consuming than expected, and Arrow may fail to realize the anticipated benefits of the acquisition of Adirondack.
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

USE OF NON-GAAP FINANCIAL MEASURES
The Securities and Exchange Commission ("SEC") has adopted Regulation G, which applies to all public disclosures made by registered companies that contain “non-GAAP financial measures.”  "GAAP" refers to generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required.  The following measures used in this Report, which are commonly utilized by financial institutions, have not been specifically exempted by the SEC and may constitute "non-GAAP financial measures" within the meaning of the SEC's rules. The Company believes that the non-GAAP financial measures disclosed from time-to-time are useful in evaluating Arrow's performance and that such information should be considered as supplemental in nature, and not as a substitute for or superior to, the related financial information prepared in accordance with GAAP. Arrow's non-GAAP financial measures may differ from similar measures presented by other companies. A reconciliation of non-GAAP financial measures to the closest comparable GAAP financial measures is included on page 41 of this Report. Non-GAAP measures used in this release, which are commonly utilized by financial institutions, include the following.

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

Non-GAAP Reconciliations and Financial Measures
Non-GAAP Financial Measures Reconciliation: Tangible Equity, Tangible Book Value per Share and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity. The income statement numbers are for the quarter ended June 30, 2026, December 31, 2025 and June 30, 2025. These are non-GAAP financial measures which Arrow believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 39.

	6/30/2026	12/31/2025	6/30/2025
Total Stockholders' Equity (GAAP)	$446,306	$431,852	$408,506
Less: Goodwill and Other Intangible assets, net	25,401	25,530	25,659
Tangible Equity (Non-GAAP)	$420,905	$406,322	$382,847

Period End Shares Outstanding	16,545	16,445	16,484
Tangible Book Value per Share (Non-GAAP)	$25.44	$24.71	$23.23
Net Income	10,962	14,013	10,805
Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	10.46%	13.92%	11.38%

Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. The income statement numbers are for the quarter ended June 30, 2026, December 31, 2025 and June 30, 2025.This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 39.

	6/30/2026	12/31/2025	6/30/2025
Interest Income (GAAP)	$53,617	$54,610	$51,573
Add: Tax-Equivalent adjustment (Non-GAAP)	133	114	148
Interest Income - Tax Equivalent (Non-GAAP)	$53,750	$54,724	$51,721
Net Interest Income (GAAP)	$35,931	$35,143	$32,533
Add: Tax-Equivalent adjustment (Non-GAAP)	133	114	148
Net Interest Income - Tax Equivalent (Non-GAAP)	$36,064	$35,257	$32,681
Average Earning Assets	4,211,209	4,302,305	4,142,993
Net Interest Margin (Non-GAAP)*	3.43%	3.25%	3.16%

* Quarterly ratios have been annualized.

Non-GAAP Financial Measures: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes that the efficiency ratio provides investors with information that is useful in understanding our financial performance. Arrow defines efficiency ratio as the ratio of our non-interest expense to our net gross income (which equals tax-equivalent net interest income plus non-interest income, as adjusted). The income statement numbers are for the quarter ended June 30, 2026, December 31, 2025 and June 30, 2025. There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 39.

Efficiency Ratio Calculation:	6/30/2026	12/31/2025	6/30/2025
Non-Interest Expense	$27,464	$25,804	$25,652
Less: Intangible Asset Amortization	71	74	80
Net Non-Interest Expense	$27,393	$25,730	$25,572
Net Interest Income, Tax-Equivalent	$36,064	$35,257	$32,681
	8,256	8,268	7,609
Less: Net Gain (Loss) on Securities	155	(127)	(40)
Net Gross Income	$44,165	$43,652	$40,330
Efficiency Ratio	62.02%	58.94%	63.41%

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

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three months ended June 30, 2026 and June 30, 2025 and the financial conditions as of June 30, 2026 and December 31, 2025. The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Unaudited Interim Consolidated Financial Statements and other financial data presented elsewhere in this Report. When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of Q2 2026 Financial Results: Net income for the second quarter of 2026 was $11.0 million, increasing from $10.8 million in the second quarter of 2025. Compared to the second quarter of 2025, net income increased primarily due to an increase in net interest income offset by an increase in the provision for credit losses on loans.
Net interest income for the quarter increased by $3.4 million, or 10.4%, from the second quarter of 2025. Interest and fees on loans were $47.2 million for the second quarter of 2026, an increase from $45.6 million for the quarter ended June 30, 2025, primarily due to loan growth and higher loan yields. Interest expense for the second quarter of 2026 was $17.7 million, a decrease of $1.4 million versus the comparable quarter ended June 30, 2025, primarily due to active management of rates on interest-bearing deposits.
Net interest margin increased 27 basis points in the second quarter of 2026 to 3.42%, from 3.15% during the second quarter of 2025. On an FTE basis, net interest margin increased to 3.43% in the second quarter of 2026 from 3.16% during the second quarter of 2025. Average earning asset yields were 12 basis points higher as compared to the second quarter of 2025. The average cost of interest-bearing liabilities decreased 19 basis points from the quarter ended June 30, 2025. The increase in net interest margin compared to the second quarter of 2025 was primarily the result of continued yield expansion on earning assets combined with the moderating cost of interest-bearing liabilities. See the disclosure on page 39 related to the use of non-GAAP financial measures.
Total non-interest income in the current quarter was $8.3 million, an increase of $647 thousand from the second quarter of 2025. Insurance commissions increased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to the combination of the increase in average premiums and onboarding of new, larger commercial insurance relationships. Income from fiduciary activity increased primarily due to additions of new wealth management accounts as well as improved market performance. Net gain on security transactions of $155 thousand for the three months ended June 30, 2026, resulted from the increase in the fair value of equity securities.
Non-interest expense for the second quarter of 2026 was $27.5 million, an increase of $1.8 million, or 7.1%, from the second quarter of 2025. Salaries and benefit expenses increased $1.0 million, or 7.2%, from the prior year comparable quarter as a result of overall growth in the organization, increased benefits cost and a competitive labor market. Technology expenses in the second quarter decreased $832 thousand, or 14.9%, from the second quarter of 2025. Occupancy expenses increased $149 thousand due to increases in utility and building maintenance costs. The second quarter of 2026 included approximately $1.0 million of expenses related to the acquisition of Adirondack Bancorp, Inc.
The provision for income taxes and effective tax rate were $2.9 million and 21.1%, respectively, for the second quarter of 2026, and $3.1 million and 22.2%, respectively, for the second quarter of 2025. The effective tax rate for the second quarter of 2026 reflects the impact of tax credits recognized from energy production tax credit purchases made in June 2026.
Total assets were $4.5 billion at June 30, 2026, an increase of $36.5 million, or 0.8%, as compared to December 31, 2025. For the second quarter of 2026, the increase in the balance sheet total assets was primarily attributable to loan growth and an increase in other investments.
Total investments were $587.9 million as of June 30, 2026, an increase of $15.1 million, or 2.6%, compared to December 31, 2025. The increase from December 31, 2025 was driven primarily by a $14 million purchase of FHLB stock. There were no material credit quality issues related to the investment portfolio.
Total loans were $3.5 billion as of June 30, 2026, an increase of $43.4 million, or 1.3%, compared to December 31, 2025. The increase was primarily due to growth in commercial loans.
At June 30, 2026, deposit balances were $3.7 billion, a decrease of $284.3 million from December 31, 2025. The decrease was primarily attributable to $300 million of brokered CDs, being replaced by lower costing FHLB borrowings.
The changes in net income, net interest income and net interest margin between the three and six month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 57.

Regulatory Capital and Change in Stockholders' Equity: At June 30, 2026, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, Arrow Bank continues to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules. Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect.
Stockholders’ equity was $446.3 million at June 30, 2026, an increase of $14.5 million, or 3.3%, from the December 31, 2025 level of $431.9 million. The increase in stockholders' equity over the first six months of 2026 principally reflected the following factors: the addition of (i) $24.4 million of net income for the period and (ii) the issuance of $1.8 million of common stock through employee benefit plans, reduced by (iii) other comprehensive loss of $1.4 million and (iv) cash dividends of $9.9 million. The components of the change in stockholders’ equity since year-end 2025 are presented in the Consolidated Statements of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At June 30, 2026, book value per share was $26.98, up 2.7% from year-end 2025. Tangible book value per share was $25.44, an increase of $0.73, or 2.95%, from December 31, 2025. See the disclosure on page 39 related to the use of non-GAAP financial measures.
In the second quarter of 2026, Arrow paid a quarterly cash dividend of $0.30 per share.

Loan Quality: Net charge-offs, expressed as an annualized percentage of average loans outstanding, were 0.08% for the three-month period ended June 30, 2026, consistent with the three-month period ended December 31, 2025.
The allowance for credit losses was $36.2 million as of June 30, 2026, which represented 1.03% of loans outstanding, as compared to $34.3 million, or 0.99%, at December 31, 2025.
Nonperforming loans were $8.3 million at June 30, 2026, representing 0.24% of period-end loans, consistent with December 31, 2025 non performing loans of $8.5 million, representing 0.24% of period-end loans. Nonperforming assets of $8.7 million at June 30, 2026 represented 0.19% of period-end assets, down from 0.20% of period-end assets at December 31, 2025.

Loan Segments: As of June 30, 2026, including the fair value marks associated with derivatives, total loans increased by $43.4 million, or 1.3%, as compared to the balance at December 31, 2025. The largest increase was in the commercial and commercial real estate loans portfolio which increased by $26.5 million, or 2.7%, from December 31, 2025. Consumer loans, primarily comprised of automobile loans, increased $7.2 million. The residential real estate loan portfolio increased $9.8 million, or 0.7%.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprise 28.9% of the total loan portfolio at June 30, 2026. Commercial loans are extended to businesses primarily located in Arrow's regional market area. There are no commercial real estate loans in major metropolitan areas. In addition, only approximately 2% of the total loan portfolio is composed of office related property at June 30, 2026. Retail loans were approximately 3% of the total loan portfolio and hotels and motels were approximately 4% of the total loan portfolio at June 30, 2026. Commercial property values in Arrow's region have largely remained stable. Appraisals on nonperforming and watched commercial real estate loan properties are updated as necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
•Consumer Loans: These loans comprised 31.1% of the total loan portfolio at period-end. Consumer automobile loans at June 30, 2026, were 99.6% of this portfolio segment. The vast majority of automobile loans are initiated through automobile dealers. Inflation and the uncertain economic environment may limit the potential growth in this category.
•Residential Real Estate Loans: These loans, including home equity loans, made up 40.1% of the total loan portfolio at June 30, 2026. Demand for residential real estate has continued to remain strong. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards. Arrow may sell a portion of the residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors such as prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and Access to Credit Markets: Arrow has not experienced, nor is it currently experiencing, any liquidity events. Arrow’s liquidity position should provide the necessary flexibility to address any unexpected near-term liquidity needs.  Interest-earning cash balances at June 30, 2026 were $155.9 million compared to $185.1 million at December 31, 2025. Contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY, FRB and other bank lines totaling approximately $1.1 billion. The general terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 55). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the FRB discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Quarter Ended:	June 30, 2026			June 30, 2025
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Earning Deposits at Banks	$129,628	$1,200	3.71%	$145,473	$1,622	4.47%
Investment Securities:
Fully Taxable	548,084	4,717	3.45	496,614	3,790	3.06
Exempt from Federal Taxes	66,687	519	3.12	85,766	561	2.62
Loans (1)	3,466,810	47,181	5.46	3,415,140	45,600	5.36
Total Earning Assets (1)	4,211,209	53,617	5.11	4,142,993	51,573	4.99
Allowance for Credit Losses	(34,305)			(35,238)
Cash and Due From Banks	29,874			29,267
Other Assets	219,043			195,317
Total Assets	$4,425,821			$4,332,339
Deposits:
Interest-Bearing Checking Accounts	$827,385	2,162	1.05	$845,041	1,941	0.92
Savings Deposits	1,596,055	8,933	2.24	1,494,930	9,367	2.51
Time Deposits over $250,000	139,256	1,052	3.03	179,980	1,726	3.85
Other Time Deposits	510,936	4,304	3.38	638,376	5,793	3.64
Total Interest-Bearing Deposits	3,073,632	16,451	2.15	3,158,327	18,827	2.39
Borrowings	124,411	1,019	3.29	8,601	—	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	171	3.43	20,000	171	3.43
Finance Leases	4,896	45	3.69	4,978	42	3.38
Total Interest-Bearing Liabilities	3,222,939	17,686	2.20	3,191,906	19,040	2.39
Noninterest-Bearing Deposits	715,329			690,766
Other Liabilities	41,666			43,138
Total Liabilities	3,979,934			3,925,810
Stockholders’ Equity	445,887			406,529
Total Liabilities and Stockholders’ Equity	$4,425,821			$4,332,339
Net Interest Income		$35,931			$32,533
Net Interest Spread			2.91%			2.60%
Net Interest Margin			3.42%			3.15%

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Year to Date Period Ended:	June 30, 2026			June 30, 2025
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Earning Deposits at Banks	$156,292	$2,875	3.71%	$145,746	$3,243	4.49%
Investment Securities:
Fully Taxable	542,221	9,246	3.44	498,250	7,398	2.99
Exempt from Federal Taxes	64,617	983	3.07	88,835	1,148	2.61
Loans (1)	3,453,730	94,307	5.51	3,410,632	90,150	5.33
Total Earning Assets (1)	4,216,860	107,411	5.14	4,143,463	101,939	4.96
Allowance for Credit Losses	(34,338)			(34,469)
Cash and Due From Banks	30,062			30,385
Other Assets	220,117			189,269
Total Assets	$4,432,701			$4,328,648
Deposits:
Interest-Bearing Checking Accounts	$843,132	4,262	1.02	$842,818	3,744	0.90
Savings Deposits	1,583,396	17,649	2.25	1,505,387	18,850	2.53
Time Deposits of $250,000 or More	143,318	2,248	3.16	183,053	3,537	3.90
Other Time Deposits	574,341	9,740	3.42	615,878	11,322	3.71
Total Interest-Bearing Deposits	3,144,187	33,899	2.17	3,147,136	37,453	2.40
Borrowings	64,671	1,019	3.18	15,949	167	2.11
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	340	3.43	20,000	340	3.43
Finance Leases	4,905	92	3.78	4,987	89	3.60
Total Interest-Bearing Liabilities	3,233,763	35,350	2.20	3,188,072	38,049	2.41
Noninterest-Bearing Deposits	714,287			690,039
Other Liabilities	42,264			45,069
Total Liabilities	3,990,314			3,923,180
Stockholders’ Equity	442,387			405,468
Total Liabilities and Stockholders’ Equity	$4,432,701			$4,328,648
Net Interest Income		$72,061			$63,890
Net Interest Spread			2.94%			2.55%
Net Interest Margin			3.45%			3.11%

(1) Includes Nonaccrual Loans.

Net Interest Income Rate and Volume Analysis
(GAAP Basis)
(Dollars In Thousands)
	Quarter ended June 30, 2026 compared to quarter ended June 30, 2025 Increase (Decrease)			Six months ended June 30, 2026 compared to six months ended June 30, 2025 Increase (Decrease)
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Deposits at Banks	$563	$(985)	$(422)	$851	$(1,219)	$(368)
Investment Securities:
Fully Taxable	(1,211)	2,138	927	(592)	2,440	1,848
Exempt from Federal Taxes	(375)	333	(42)	(462)	297	(165)
Loans	(1,886)	3,467	1,581	(2,060)	6,217	4,157
Total Interest and Dividend Income	(2,909)	4,953	2,044	(2,263)	7,735	5,472
Interest Expense:
Deposits:
Interest-Bearing Checking Accounts	(855)	1,076	221	(494)	1,012	518
Savings Deposits	3,875	(4,309)	(434)	3,233	(4,434)	(1,201)
Time Deposits over $250,000	468	(1,142)	(674)	(228)	(1,061)	(1,289)
Other Time Deposits	(161)	(1,328)	(1,489)	84	(1,666)	(1,582)
Total Interest-Bearing Deposits	3,327	(5,703)	(2,376)	2,595	(6,149)	(3,554)
Borrowings	—	—	—	160	692	852
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	—	—	—	—	—	—
Finance Leases	(12)	15	3	(6)	9	3
Total Interest Expense	3,315	(5,688)	(2,373)	2,749	(5,448)	(2,699)
Net Interest Income	$(6,224)	$10,641	$4,417	$(5,012)	$13,183	$8,171

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	6/30/2026	12/31/2025	$ Change From December	% Change From December (not annualized)
Interest-Earning Bank Balances	$155,907	$185,051	$(29,144)	(15.7)%
Securities Available-for-Sale	498,202	495,868	2,334	0.5%
Securities Held-to-Maturity	65,490	66,975	(1,485)	(2.2)%
Equity Securities	5,897	5,597	300	5.4%
Loans (1)	3,496,541	3,453,093	43,448	1.3%
Allowance for Credit Losses	36,183	34,322	1,861	5.4%
Earning Assets (1)	4,240,388	4,210,956	29,432	0.7%
Total Assets	$4,482,359	$4,445,862	$36,497	0.8%
Noninterest-Bearing Deposits	$736,087	$722,374	$13,713	1.9%
Interest-Bearing Checking Accounts	871,965	862,192	9,773	1.1%
Savings Deposits	1,590,680	1,557,638	33,042	2.1%
Time Deposits over $250	132,350	155,802	(23,452)	(15.1)%
Other Time Deposits	324,123	641,463	(317,340)	(49.5)%
Total Deposits	$3,655,205	$3,939,469	$(284,264)	(7.2)%
Borrowings	$310,190	$4,265	$305,925	7,172.9%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	—%
Stockholders' Equity	446,306	431,852	14,454	3.3%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The loan portfolio at June 30, 2026, was $3.5 billion, an increase of $43.4 million, or 1.3%, from December 31, 2025. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $26.5 million, or 2.7%, during the first six months of 2026. In the first six months of 2026, loans increased due to various factors including the strength of the local economy and expanding customer relationships.
•Consumer loans: As of June 30, 2026, these loans, primarily auto loans originated through dealerships in New York and Vermont, increased by $7.2 million, or 0.7%, from the December 31, 2025 balance. Inflation, high interest rates and prepayment/refinancing activity may continue to slow demand.
•Residential real estate loans: This segment increased during the first six months of 2026 by $9.8 million, or 0.7%. Overall economic conditions, including the level of interest rates may impact future origination levels.

Changes in Sources of Funds: Deposit balances reached $3.7 billion, a decrease of $284.3 million, or 7.2% from December 31, 2025. The decrease from December 31, 2025 was primarily due to the replacement of $300 million of brokered CDs with lower-costing FHLB term advances. The borrowings are used with the cash flow hedge to lower the overall cost of funds for the Bank. In addition, balances were affected by seasonality of municipal deposits in the first quarter. Noninterest-bearing deposits represented 20.1% of total deposits at June 30, 2026, compared to 18.3% of total deposits on December 31, 2025. At June 30, 2026, total time deposits were $456.5 million. Municipal deposits increased $131.5 million, or 16.7% from December 31, 2025.

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
Arrow uses reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $678.8 million and $614.9 million at June 30, 2026 and December 31, 2025, respectively.

Uninsured Deposits: Arrow's deposit base includes both insured and uninsured deposits. Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances were estimated to be $1.1 billion and $917.6 million at June 30, 2026 and December 31, 2025, respectively.

The maturities of time deposits of $250,000 or more at June 30, 2026 are presented below. (Dollars in Thousands)

Maturing in:
Under Three Months	$51,371
Three to Six Months	65,731
Six to Twelve Months	13,167
Over 12 Months	2,081
Total	$132,350

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for AFS and HTM securities from December 31, 2025 to June 30, 2026 (in thousands):

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	6/30/2026	12/31/2025	Change	6/30/2026	12/31/2025	Change
Securities Available-for-Sale:
U.S. Treasury Securities	$79,098	$80,563	$(1,465)	$484	$2,127	$(1,643)
U.S. Agency Securities	24,798	24,816	(18)	(202)	(184)	(18)
State and Municipal Obligations	160	200	(40)	—	—	—
Mortgage-Backed Securities	367,609	366,681	928	(22,005)	(19,085)	(2,920)
Corporate and Other Debt Securities	26,537	23,608	2,929	287	108	179
Total	$498,202	$495,868	$2,334	$(21,436)	$(17,034)	$(4,402)

Securities Held-to-Maturity:
State and Municipal Obligations	$62,348	$62,546	$(198)	$(147)	$(324)	$177
Mortgage-Backed Securities	2,922	4,023	(1,101)	(73)	(82)	9
Total	$65,270	$66,569	$(1,299)	$(220)	$(406)	$186

The table below presents the weighted average yield for AFS and HTM securities, at amortized cost, as of June 30, 2026 (in thousands).

	June 30, 2026
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-for-Sale:
U.S. Treasury Securities	$—	—%	$73,558	4.4%	$5,056	4.1%	$—	—%	$78,614	4.4%
U.S. Agency Securities	25,000	2.9%	—	—%	—	—%	—	—%	25,000	2.9%
State and Municipal Obligations	—	—%	160	6.8%	—	—%	—	—%	160	6.8%
Mortgage-Backed Securities	145	2.4%	47,640	3.1%	58,516	1.6%	283,313	3.4%	389,614	3.1%
Corporate and Other Debt Securities	—	—%	1,000	6.7%	25,250	6.8%	—	—%	26,250	6.8%
Total	$25,145	2.9%	$122,358	3.9%	$88,822	3.2%	$283,313	3.4%	$519,638	3.5%

Securities Held-to-Maturity:
State and Municipal Obligations	$53,320	4.2%	$7,950	4.0%	$1,225	4.5%	$—	—%	$62,495	4.2%
Mortgage-Backed Securities	—	—%	1,910	2.4%	—	—%	1,085	2.5%	2,995	2.4%
Total	$53,320	4.2%	$9,860	3.7%	$1,225	4.5%	$1,085	2.5%	$65,490	4.1%

At June 30, 2026, Arrow's securities portfolios did not include, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.

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

Investment Sales, Purchases and Maturities
There were no sales of investment securities during the six month periods ended June 30, 2026 or 2025.

The following table summarizes purchases of investment securities within the AFS and HTM portfolios for the three and six month periods ended June 30, 2026 and 2025, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Six Months Ended
Purchases:	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$—	$—	$—
Mortgage-Backed Securities	—	34,623	40,402	34,623
Other	—	5,000	2,750	5,000
Total Purchases	$—	$39,623	$43,152	$39,623

Maturities & Calls	$18,785	$42,265	$36,730	$68,637

(In Thousands)	Three Months Ended		Six Months Ended
Purchases:	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Held-to-Maturity Portfolio
State and Municipal Obligations	$21,267	$3,671	$22,019	$6,570

Maturities & Calls	$21,415	$30,303	$23,485	$33,932

Loan Trends
The following three tables present the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category for each specified period:

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2026	6/30/2025
Commercial	$173,164	$160,330
Commercial Real Estate	822,007	801,445
Consumer	1,076,475	1,111,187
Residential Real Estate	1,395,164	1,342,178
Total Loans	$3,466,810	$3,415,140

Percentage of Total Quarterly Average Loans

	Quarter Ended
	6/30/2026	6/30/2025
Commercial	5.0%	4.7%
Commercial Real Estate	23.7%	23.5%
Consumer	31.1%	32.5%
Residential Real Estate	40.2%	39.3%
Total Loans	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	6/30/2026	6/30/2025
Commercial	5.69%	5.74%
Commercial Real Estate	5.34%	5.26%
Consumer	6.31%	6.17%
Residential Real Estate	4.84%	4.70%
Total Loans	5.46%	5.36%

Market rates have fluctuated which impacts new loan yields for fixed rate loans, and variable loan yields as these loans reach their repricing dates.

The table below shows the maturity schedule of loans outstanding as of June 30, 2026 classified by loan category and according to fixed interest rates and variable interest rates (in thousands):

	June 30, 2026
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial	$47,564	$82,030	$43,357	$106	$173,057
Commercial Real Estate	236,838	421,602	175,301	3,721	837,462
Consumer	11,318	583,392	488,037	422	1,083,169
Residential Real Estate	157,343	236,934	310,468	698,108	1,402,853
Total	$453,063	$1,323,958	$1,017,163	$702,357	$3,496,541

The following table presents an analysis of the interest rate sensitivity of our commercial, commercial real estate, consumer and residential real estate loan portfolios due after one year as of June 30, 2026

	June 30, 2026
	Adjustable Interest Rate	Fixed Interest Rate	Total
Commercial	$23,397	$102,096	$125,493
Commercial Real Estate	395,089	205,535	600,624
Consumer	—	1,071,851	1,071,851
Residential Real Estate	396,462	849,048	1,245,510
Total loans due after one year	$814,948	$2,228,530	$3,043,478

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

Commercial Loans and Commercial Real Estate Loans: Commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers primarily located in Arrow's regional markets. There are no commercial real estate loans in major metropolitan areas. Approximately 2% of the loan portfolio are comprised of office related property. Retail loans were approximately 3% of the loan portfolio and hotels and motels were approximately 4% of the portfolio as of June 30, 2026. A portion of the loans in the commercial portfolio have variable rates tied to market indices, such as Prime, SOFR or FHLBNY.

Consumer Loans: At June 30, 2026, consumer loans continue to be a significant component of Arrow's business, comprising approximately one third of the total loan portfolio.
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

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2026	6/30/2025
Noninterest-Bearing Deposits	$715,329	$690,766
Interest-Bearing Checking Accounts	827,385	845,041
Savings Deposits	1,596,055	1,494,930
Time Deposits over $250	139,256	179,980
Other Time Deposits	510,936	638,376
Total Deposits	$3,788,961	$3,849,093

	Quarter Ended
	6/30/2026	6/30/2025
Non-Municipal Deposits	$2,925,779	$2,979,700
Municipal Deposits	863,182	869,393
Total Deposits	$3,788,961	$3,849,093

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	6/30/2026	6/30/2025
Noninterest-Bearing Deposits	18.9%	17.9%
Interest-Bearing Checking Accounts	21.8%	22.0%
Savings Deposits	42.1%	38.8%
Time Deposits over $250	3.7%	4.7%
Other Time Deposits	13.5%	16.6%
Total Deposits	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	6/30/2026	6/30/2025
Demand Deposits	—%	—%
Interest-Bearing Checking Accounts	1.05%	0.92%
Savings Deposits	2.24%	2.51%
Time Deposits over $250	3.03%	3.85%
Other Time Deposits	3.38%	3.64%
Total Deposits	1.74%	1.96%

In the fourth quarter of 2025, the targeted Federal Funds rate fell 25 basis points. The Federal Funds rate has not changed subsequently. Future rate cuts are difficult to determine. See Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," on page 61 for further discussion.

Non-Deposit Sources of Funds
$20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of June 30, 2026 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 54 of this Report.

ASSET QUALITY
The following table presents information related to the allowance for credit losses:

Summary of the Allowance for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	6/30/2026	12/31/2025	6/30/2025
Loan Balances:
Period-End Loans	$3,496,541	$3,453,093	$3,424,754
Average Loans, Year-to-Date	3,453,730	3,422,737	3,410,632
Average Loans, Quarter-to-Date	3,466,810	3,444,505	3,415,140
Period-End Assets	4,482,359	4,445,862	4,414,720

Allowance for Credit Losses, Year-to-Date:
Allowance for Credit Losses, Beginning of Period	$34,322	$33,598	$33,598
Impact of the Adoption of ASU 2016-13	—	—	—
Provision for Credit Losses, YTD	3,375	7,274	5,613
Loans Charged-off, YTD	(3,344)	(9,554)	(6,613)
Recoveries of Loans Previously Charged-off	1,830	3,004	1,593
Net Charge-offs, YTD	(1,514)	(6,550)	(5,020)
Allowance for Credit Losses, End of Period	$36,183	$34,322	$34,191

Allowance for Credit Losses, Quarter-to-Date:
Allowance for Credit Losses, Beginning of Period	$34,055	$34,176	$37,771
Provision for Credit Losses, QTD	2,827	846	594
Loans Charged-off, QTD	(1,770)	(1,477)	(5,063)
Recoveries of Loans Previously Charged-off	1,071	777	889
Net Charge-offs, QTD	(699)	(700)	(4,174)
Allowance for Credit Losses, End of Period	$36,183	$34,322	$34,191

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$6,814	$6,415	$5,275
Loans Past Due 90 or More Days and Still Accruing Interest	1,487	2,040	940
Restructured and in Compliance with Modified Terms	—	—	12
Total Nonperforming Loans	8,301	8,455	6,227
Repossessed Assets	363	280	590
Other Real Estate Owned	—	—	—
Total Nonperforming Assets	$8,664	$8,735	$6,817

Asset Quality Ratios:
Allowance to Nonperforming Loans	435.89%	405.94%	549.08%
Allowance to Period-End Loans	1.03%	0.99%	1.00%
Provision to Average Loans (Quarter) (1)	0.33%	0.10%	0.07%
Provision to Average Loans (YTD) (1)	0.20%	0.21%	0.33%
Net Charge-offs to Average Loans (Quarter) (1)	0.08%	0.08%	0.49%
Net Charge-offs to Average Loans (YTD) (1)	0.09%	0.19%	0.30%
Nonperforming Loans to Total Loans	0.24%	0.24%	0.18%
Nonperforming Assets to Total Assets	0.19%	0.20%	0.15%
(1) Annualized

Allowance for Credit Losses
The allowance for credit losses was $36.2 million as of June 30, 2026, which represented 1.03% of loans outstanding, as compared to $34.3 million, or 0.99%, at December 31, 2025. The overall change in the allowance from December 31, 2025 was primarily the result of a $1.6 million specific reserve related to a non-performing commercial loan due to a sudden personal and corporate bankruptcy declared in June 2026 as well as growth in the loan portfolio.
See Note 2. Accounting Policies to the Consolidated Financial Statements for additional discussion related to CECL.

Risk Elements
Nonperforming assets at June 30, 2026 amounted to $8.7 million, consistent with December 31, 2025 and an increase from $6.8 million at June 30, 2025. Historically, ratios of nonperforming assets to total assets have remained fairly consistent to the average ratios for our peer group (see page 37 for a discussion of the peer group). At March 31, 2026, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.11% as compared to the 0.60% ratio of our peer group (the latest date for which peer group information is available). At June 30, 2026 the ratio was 0.19%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e., loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk:

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	6/30/2026	12/31/2025
Commercial Loans	$428	$839
Commercial Real Estate Loans	2,955	2,888
Residential Real Estate Loans	4,121	4,171
Consumer Loans - Primarily Indirect Automobile	15,888	20,965
Total Loans Past Due 30-89 Days and Accruing Interest	$23,392	$28,863

At June 30, 2026, the loans in the above-referenced category totaled $23.4 million, a decrease from the $28.9 million of such loans at December 31, 2025. The June 30, 2026 total of non-current loans equaled 0.67% of loans then outstanding, compared to 0.84% at December 31, 2025.
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
As of June 30, 2026, Arrow held no other real estate owned properties.

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

Capital Ratio	2026
Minimum CET1 Ratio	4.500%
Capital Conservation Buffer ("Buffer")	2.500%
Minimum CET1 Ratio Plus Buffer	7.000%
Minimum Tier 1 Risk-Based Capital Ratio	6.000%
Minimum Tier 1 Risk-Based Capital Ratio Plus Buffer	8.500%
Minimum Total Risk-Based Capital Ratio	8.000%
Minimum Total Risk-Based Capital Ratio Plus Buffer	10.500%
Minimum Leverage Ratio	4.000%

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow and Arrow Bank under the current Capital Rules, as of June 30, 2026:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	13.21%	13.83%	14.98%	10.19%
Arrow Bank	12.71%	12.71%	13.87%	9.33%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%	8.50%	10.50%	4.00%

At June 30, 2026, Arrow Bank exceeded the minimum regulatory capital ratios established under the current Capital Rules and qualified as "well-capitalized", the highest category in the capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components and Stock Repurchases
Stockholders' Equity: Stockholders’ equity was $446.3 million at June 30, 2026, an increase of $14.5 million, or 3.3%, from the December 31, 2025 level of $431.9 million. The increase in stockholders' equity over the first six months of 2026 principally reflected the following factors: the addition of (i) $24.4 million of net income for the period and (ii) the issuance of $1.8 million of common stock through employee benefit plans, reduced by (iii) other comprehensive loss of $1.4 million and (iv) cash dividends of $9.9 million.

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

Stock Repurchases:
No shares were repurchased during the six month period ended June 30, 2026 under the Company's current repurchase authorization and as of June 30, 2026, $5,066,228 remained available. The repurchase authorization has no expiration date.
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
Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest-earning bank balances at the FRBNY, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase. The available-for-sale portfolio was $498.2 million at June 30, 2026, an increase of $2.3 million from the year-end 2025 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-earning cash balances at June 30, 2026 of $155.9 million compared to $185.1 million at December 31, 2025.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $23 million which were not drawn on during 2025 or the three and six months ended June 30, 2026.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At June 30, 2026, Arrow had outstanding collateralized obligations with the FHLBNY of $10 million and term borrowing outstanding of $300 million. As of that date, the unused borrowing capacity at the FHLBNY was approximately $400 million. Brokered deposits are another source of funding accessible in a relatively short time period. At June 30, 2026, Arrow had no brokered CD deposits. In addition, Arrow Bank has established a borrowing facility with the FRBNY, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At June 30, 2026, the amount available under this facility was approximately $680 million in the aggregate, and there were no advances outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events. Additionally, Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances in excess of the FDIC insurance limit at June 30, 2026, were less than 30% of the total deposit base.

Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable retail deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events. At June 30, 2026, Arrow's primary liquidity ratio was approximately 9.95% of total assets, well in excess of the internal policy limit of 5%. Total primary liquidity was approximately $446 million, comprised of $187 million of unencumbered cash and $259 million in unencumbered securities.
Arrow did not experience any liquidity constraints in the six month period ended June 30, 2026, in 2025 or in any recent prior period. Arrow has not at any time during such periods been forced to pay above-market rates to obtain retail deposits or other funds from any source.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2026 Compared With
Three Months Ended June 30, 2025

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Net Income	$10,962	$10,805	$157	1.5%
Diluted Earnings Per Share	0.66	0.65	0.01	1.5%
Return on Average Assets	0.99%	1.00%	(0.01)%	(1.0)%
Return on Average Equity	9.86%	10.66%	(0.80)%	(7.5)%

The following narrative discusses the quarter-to-quarter changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Interest and Dividend Income	$53,617	$51,573	$2,044	4.0%
Interest Expense	17,686	19,040	(1,354)	(7.1)%
Net Interest Income	35,931	32,533	3,398	10.4%
Average Earning Assets(1)	4,211,209	4,142,993	68,216	1.6%
Average Interest-Bearing Liabilities	3,222,939	3,191,906	31,033	1.0%

Average Yield on Earning Assets(1)	5.11%	4.99%	0.12%	2.4%
Average Cost of Interest-Bearing Liabilities	2.20	2.39	(0.19)	(7.9)%
Net Interest Spread	2.91	2.60	0.31	11.9%
Net Interest Margin	3.42	3.15	0.27	8.6%

(1) Includes Nonaccrual Loans.

Net interest income for the quarter increased by $3.4 million, or 10.4%, from the second quarter of 2025. Interest and fees on loans were $47.2 million for the second quarter of 2026, an increase from $45.6 million for the quarter ended June 30, 2025, primarily due to loan growth and higher loan yields. Interest expense for the second quarter of 2026 was $17.7 million, a decrease of $1.4 million versus the comparable quarter ended June 30, 2025, primarily due to active management of deposit rates. Net interest margin increased 27 basis points in the second quarter of 2026 to 3.42%, from 3.15% during the second quarter of 2025. The increase in net interest margin compared to the second quarter of 2025 was primarily the result of continued yield expansion on earning assets combined with the moderating cost of interest-bearing liabilities. Average earning asset yields were 12 basis points higher as compared to the second quarter of 2025. The average cost of interest-bearing liabilities decreased 19 basis points from the quarter ended June 30, 2025. Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis" on page 44-45. The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 51 and "Loan Trends" on page 49.
The provision for credit losses for the second quarter of 2026 was $2.8 million, compared to a provision of $0.6 million for the second quarter of 2025. The increase was primarily driven by a $1.6 million specific reserve related to the non-performing commercial loan loan due to a sudden personal and corporate bankruptcy declared in June 2026 as well as an increase to the provision due to loan growth in the second quarter of 2026.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Three Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Income From Fiduciary Activities	$2,706	$2,398	$308	12.8%
Fees for Other Services to Customers	2,969	2,787	182	6.5%
Insurance Commissions	1,974	1,804	170	9.4%
Net Gain on Securities	155	(40)	195	487.5%
Net Gain on the Sale of Loans	154	213	(59)	(27.7)%
Other Operating Income	298	447	(149)	(33.3)%
Total Non-interest Income	$8,256	$7,609	$647	8.5%

Total non-interest income in the current quarter was $8.3 million, an increase of $647 thousand from the second quarter of 2025. Fiduciary activity income increased primarily due to additions of new wealth management accounts as well as improved market performance. Net gain on security transactions of $155 thousand for the three months ended June 30, 2026, resulted from the increase in the fair value of equity securities. Insurance commissions increased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to the combination of the increase in average premiums and onboarding of new, larger commercial insurance relationships.

Non-interest Expense
Summary of Non-interest Expense
(Dollars in Thousands)

	Three Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Salaries and Employee Benefits	$15,097	$14,086	$1,011	7.2%
Occupancy Expense of Premises, Net	2,101	1,952	149	7.6%
Technology and Equipment Expense	4,757	5,589	(832)	(14.9)%
FDIC and FICO Assessments	441	649	(208)	(32.0)%
Amortization	71	80	(9)	(11.3)%
Other Operating Expense	4,997	3,296	1,701	51.6%
Total Non-interest Expense	$27,464	$25,652	$1,812	7.1%
Efficiency Ratio	62.02%	63.41%	(1.4)%	(2.2)%

Non-interest expense for the second quarter of 2026 was $27.5 million, an increase of $1.8 million, or 7.1%, from the second quarter of 2025. Salaries and benefit expenses increased $1.0 million, or 7.2%, from the prior year comparable quarter as a result of overall growth in the organization, increased benefits cost and a competitive labor market. Technology expenses in the second quarter decreased $832 thousand, or 14.9%, from the second quarter of 2025. Occupancy expenses increased $149 thousand due to increases in utility and building maintenance costs. The second quarter of 2026 included approximately $1.0 million of expenses related to the acquisition of Adirondack Bancorp, Inc. The second quarter of 2025 had no expenses related to the acquisition of Adirondack Bancorp, Inc.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Income before Provision for Income Taxes	$13,896	$13,896	$—	—%
Provision for Income Taxes	$2,934	$3,091	$(157)	(5.1)%
Effective Tax Rate	21.1%	22.2%	(1.1)%	(5.0)%

The decrease in the effective tax rate for the second quarter of 2026 compared to the second quarter of 2025 reflects the impact of tax credits recognized from energy production tax credit purchases made in June 2026 partially offset by nondeductible expenses related to the acquisition of Adirondack Bank.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2026 Compared With
Six Months Ended June 30, 2025

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Net Income	$24,447	$17,115	$7,332	42.8%
Diluted Earnings Per Share	1.48	1.03	0.45	43.7
Return on Average Assets	1.11%	0.80%	0.31%	38.8
Return on Average Equity	11.14%	8.51%	2.63%	30.9

The following narrative discusses the period-to-period changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Interest and Dividend Income	$107,411	$101,939	$5,472	5.4%
Interest Expense	35,350	38,049	(2,699)	(7.1)%
Net Interest Income	72,061	63,890	8,171	12.8%
Average Earning Assets (1)	4,216,860	4,143,463	73,397	1.8%
Average Interest-Bearing Liabilities	3,233,763	3,188,072	45,691	1.4%

Average Yield on Earning Assets (1)	5.14%	4.96%	0.18%	3.6%
Average Cost of Interest-Bearing Liabilities	2.20	2.41	(0.21)	(8.7)%
Net Interest Spread	2.94	2.55	0.39	15.3%
Net Interest Margin	3.45	3.11	0.34	10.9%

(1) Includes Nonaccrual Loans.
Net interest margin for the first six months of 2026 increased 34 basis points to 3.45%, from 3.11% for the first six months of 2025. Average earning asset yields were 18 basis points higher as compared to the first six months of 2025, primarily due to higher market rates. The average cost of interest-bearing liabilities decreased 21 basis points from the first six months of 2025 as a result of managing deposit costs in a competitive interest rate environment. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis."
As previously discussed under the heading "Asset Quality" beginning on page 53, the provision for credit losses for the first six months of 2026 was $3.4 million, compared to $5.6 million for the first six months of 2025. The sizable year-over-year decrease reflects the recognition of a specific reserve related to the CRE Participation that was charged off in the second quarter of 2025 and moved to other assets.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Income From Fiduciary Activities	5,419	4,933	$486	9.9%
Fees for Other Services to Customers	5,696	5,387	309	5.7
Insurance Commissions	4,087	3,630	457	12.6
Net Gain (Loss) on Securities	300	277	23	8.3
Net Gain on the Sale of Loans	444	314	130	41.4
Other Operating Income	938	907	31	3.4
Total Non-interest Income	$16,884	$15,448	$1,436	9.3%

Total non-interest income for the first six months of 2026 was $16.9 million, an increase of $1.4 million from the first six months of 2025. Income from fiduciary activities increased from the prior year period as a result of improved market performance as well as growth in assets under management. . Insurance commissions increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to the combination of the increase in average premiums and onboarding of new, larger commercial insurance relationships. Net gain on security transactions of $300 thousand for the first six months of 2026 resulted from the increase in the fair value of equity securities.

Non-interest Expense
Summary of Non-interest Expense
(Dollars in Thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Salaries and Employee Benefits	$30,019	$27,641	$2,378	8.6%
Occupancy Expense of Premises, Net	4,560	3,974	586	14.7
Technology and Equipment Expense	9,809	10,676	(867)	(8.1)
FDIC and FICO Assessments	1,026	1,319	(293)	(22.2)
Amortization	142	161	(19)	(11.8)
Other Operating Expense	8,773	7,926	847	10.7
Total Non-interest Expense	$54,329	$51,697	$2,632	5.1
Efficiency Ratio	60.95%	64.94%	(3.99)%	(6.1)%

Salaries and employee benefits expense for the first six months of 2026 increased $2.4 million, or 8.6%, from the comparable period in 2025 primarily driven by the overall growth in the organization and inflation driven wage increases. Technology expenses decreased $0.9 million, or 8.1%, from the first six months of 2025 primarily due to increased costs in the first six months of 2025 related to the unification of Arrow's subsidiary banks. Other non-interest expense increased $0.8 million for the first six months of 2026, as compared to the first six months of 2025 primarily due to costs related to the acquisition of Adirondack Bancorp, Inc. The first six months of 2026 included approximately $1.8 million of expenses related to the acquisition of Adirondack Bancorp, Inc. The first six months of 2025 had no expenses related to the acquisition of Adirondack Bancorp, Inc.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Income before Provision for Income Taxes	$31,241	$22,028	$9,213	41.8%
Provision for Income Taxes	$6,794	$4,913	$1,881	38.3%
Effective Tax Rate	21.7%	22.3%	(0.6)%	(2.7)%
The decrease in the effective tax rate for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 reflects the impact of tax credits recognized from energy production tax credit purchases made in June 2026 partially offset by nondeductible expenses related to the acquisition of Adirondack Bank and higher pre-tax income, which diluted the proportional impact of tax-exempt income.

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
The analysis that follows presents, as of June 30, 2026 and March 31, 2026, the estimated EVE at both the Pre-Shock Scenario and the -200 Basis Point Rate, -100 Basis Point Rate, +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios.

	June 30, 2026			March 31, 2026
(Dollars in thousands)	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change

Rate Shock Scenarios
+200 Basis Points	$683,131	$(69,495)	(9.2)%	$672,559	$(65,425)	(8.9)%
+100 Basis Points	$722,141	$(30,485)	(4.1)%	$709,725	$(28,259)	(3.8)%
Pre-Shock Scenarios	$752,626	$—	—%	$737,984	$—	—%
-100 Basis Points	$767,510	$14,884	2.0%	$750,471	$12,487	1.7%
-200 Basis Points	$766,402	$13,776	1.8%	$746,913	$8,929	1.2%

Arrow's Pre-Shock Scenario EVE increased from $738.0 million at March 31, 2026, to $752.6 million at June 30, 2026. The primary factors contributing to the increase in EVE were core deposit growth that occurred during the quarter, coupled with an increase in the value of the Bank’s loan and investment portfolios.

Arrow's EVE in the +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios changed from $709.7 million and $672.6 million, respectively, at March 31, 2026, to $722.1 million and $683.1 million, respectively, at June 30, 2026. In the -100 Basis Point Rate and -200 Basis Point Rate Shock Scenarios Arrow's EVE increased from $750.5 million and $746.9 million, respectively, at June 30, 2025, to $767.5 million and $766.4 million, respectively, at June 30, 2026.

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

As of June 30, 2026:

Change in Interest Rate	Calculated change in Net Interest Income - Year 1	Calculated change in Net Interest Income - Year 2
- 200 basis points	4.3%	7.3%
- 100 basis points	2.3%	6.8%
+200 basis points	(5.5)%	(2.0)%

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

Item 4.
CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the Chief Executive Officer ("CEO") (who is our principal executive officer) and Chief Financial Officer ("CFO") (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2026. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to management, including the principal executive and principal financial officers, or persons and committees performing similar functions, such as the Audit Committee, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.

Issuer Purchases of Equity Securities
The following table presents information about repurchases by Arrow during the three months ended June 30, 2026 of Arrow's common stock (the only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934).
No shares were repurchased during the six month period ended June 30, 2026 under the Company's current repurchase authorization and as of June 30, 2026, $5,066,228 remained available. The repurchase authorization has no expiration date.

Second Quarter 2026 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
April 1-30	—	$—	—	$5,066,228
May 1-31	—	—	—	5,066,228
June 1-30	—	—	—	5,066,228
Total	—	—	—

1 No shares were purchased in the open market under the ESOP on behalf of the participants under the ESOP by the administrator of the ESOP or by Arrow pursuant to the Company's most recent authorization for the repurchase of shares.
2 No shares were acquired under the most recent authorization for the repurchase of shares in April, May or June 2026.

Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None

Item 5.
Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.
Exhibits

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant as Amended through June 3, 2019, incorporated by reference from the Registrant's Current Report on Form 8-K filed June 5, 2019, Exhibit 3.1
3.(ii)	By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on February 1, 2024, Exhibit 3.1

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
10.1 *	Employment Agreement, dated July 1, 2026, between the Company and Rocco F. Arcuri, Sr.
10.2 *	Settlement and Non-Competition Agreement between Adirondack Bank and Rocco F. Arcuri, Sr.
10.3 *	Supplemental Executive Retirement Plan Agreement between Adirondack Bank and Rocco F. Arcuri, Sr.
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Management contracts or compensation plans required to be filed as an exhibit.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

August 6, 2026	/s/ David S. DeMarco
Date	David S. DeMarco
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2026	/s/ Penko Ivanov
Date	Penko Ivanov
Chief Financial Officer
(Principal Financial and Accounting Officer)