Form 10-Q
period 2026-09-30
ARROW FINANCIAL CORP
filed 2026-11-09
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2026
Common Stock, par value $1.00 per share	18,535,102

ARROW FINANCIAL CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and Due From Banks	$53,172	$29,132
Interest-Earning Deposits at Banks	325,600	185,051
Investment Securities:
Available-for-Sale at Fair Value	609,085	495,868
Held-to-Maturity (Fair Value of $63,866 at September 30, 2026 and $66,569 at December 31, 2025)	64,258	66,975
Equity Securities	6,011	5,597
Other Investments	14,220	4,372
Loans	4,144,587	3,453,093
Allowance for Credit Losses	(41,131)	(34,322)
Net Loans	4,103,456	3,418,771
Premises and Equipment, Net	76,206	59,433
Goodwill	69,813	23,789
Other Intangible Assets, Net	18,379	1,741
Other Assets	206,854	155,133
Total Assets	$5,547,054	$4,445,862
LIABILITIES
Noninterest-Bearing Deposits	$1,137,492	$722,374
Interest-Bearing Checking Accounts	1,154,313	862,192
Savings Deposits	1,839,409	1,557,638
Time Deposits over $250	229,694	155,802
Other Time Deposits	377,989	641,463
Total Deposits	4,738,897	3,939,469
Borrowings	185,190	4,265
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	28,248	20,000
Finance Leases	4,866	4,929
Other Liabilities	74,761	45,347
Total Liabilities	5,031,962	4,014,010
STOCKHOLDERS’ EQUITY
Preferred Stock, $1 Par Value; 1,000,000 Shares Authorized at September 30, 2026 and December 31, 2025 (none issued)	—	—
Common Stock, $1 Par Value: 30,000,000 Shares Authorized; 22,066,559 Shares Issued and 18,535,102 and 16,445,342 outstanding at September 30, 2026 and December 31, 2025	22,067	22,067
Additional Paid-in Capital	468,436	414,506
Retained Earnings	116,948	102,271
Accumulated Other Comprehensive Loss	(18,324)	(4,037)
Treasury Stock, at Cost (3,531,457 Shares at September 30, 2026 and 5,621,217 Shares at December 31, 2025)	(74,035)	(102,955)
Total Stockholders’ Equity	515,092	431,852
Total Liabilities and Stockholders’ Equity	$5,547,054	$4,445,862
    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$58,896	$46,832	$153,203	$136,982
Interest on Deposits at Banks	1,962	2,245	4,837	5,488
Interest and Dividends on Investment Securities:
Fully Taxable	6,059	4,066	15,305	11,464
Exempt from Federal Taxes	1,158	455	2,141	1,603
Total Interest and Dividend Income	68,075	53,598	175,486	155,537
INTEREST EXPENSE
Interest-Bearing Checking Accounts	2,567	2,160	6,829	5,904
Savings Deposits	9,472	9,534	27,121	28,384
Time Deposits over $250	1,612	1,695	3,860	5,232
Other Time Deposits	3,089	5,859	12,829	17,181
Borrowings	2,230	—	3,249	167
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	326	173	666	513
Interest on Financing Leases	46	46	138	135
Total Interest Expense	19,342	19,467	54,692	57,516
NET INTEREST INCOME	48,733	34,131	120,794	98,021
Provision for Credit Losses on Loans	1,467	815	4,842	6,428
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	47,266	33,316	115,952	91,593
NON-INTEREST INCOME
Income From Fiduciary Activities	2,609	2,600	8,028	7,533
Fees for Other Services to Customers	4,243	2,857	9,939	8,244
Insurance Commissions	2,145	1,986	6,232	5,616
Net Gain on Securities	114	392	414	669
Net Gain on Sales of Loans	180	259	624	573
Other Operating Income	2,124	622	3,062	1,529
Total Non-Interest Income	11,415	8,716	28,299	24,164
NON-INTEREST EXPENSE
Salaries and Employee Benefits	19,391	14,339	49,410	41,980
Occupancy Expenses, Net	2,805	1,907	7,365	5,881
Technology and Equipment Expense	6,976	4,963	16,785	15,639
FDIC Assessments	903	634	1,929	1,953
Other Operating Expense	21,753	3,590	30,668	11,677
Total Non-Interest Expense	51,828	25,433	106,157	77,130
INCOME BEFORE PROVISION FOR INCOME TAXES	6,853	16,599	38,094	38,627
Provision for Income Taxes	1,153	3,774	7,947	8,687
NET INCOME	$5,700	$12,825	$30,147	$29,940
Average Shares Outstanding:
Basic	18,421	16,402	17,084	16,541
Diluted	18,462	16,406	17,119	16,543
Per Common Share:
Basic Earnings	$0.31	$0.77	$1.75	$1.80
Diluted Earnings	0.31	0.77	1.75	1.80

See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$5,700	$12,825	$30,147	$29,940
Other Comprehensive (Loss) Income, Net of Tax:
Net Unrealized Securities Holding (Loss) Gain Arising During the Period	(13,188)	2,452	(16,455)	12,124
Net Unrealized Gain (Loss) on Cash Flow Hedge Agreements	853	(392)	2,592	(1,700)
Reclassification of Net Unrealized (Gain) Loss on Cash Flow Hedge Agreements to Interest Expense	(557)	222	(297)	(511)
Amortization of Net Retirement Plan Actuarial Gain	(94)	(95)	(283)	(284)
Amortization of Net Retirement Plan Prior Service Cost	52	62	156	184
Other Comprehensive (Loss) Income	(12,934)	2,249	(14,287)	9,813
Comprehensive (Loss) Income	$(7,234)	$15,074	$15,860	$39,753

    See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Nine Months Ended September 30, 2026
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2025	$22,067	$414,506	$102,271	$(4,037)	$(102,955)	$431,852
Net Income	—	—	30,147	—	—	30,147
Other Comprehensive Loss	—	—	—	(14,287)	—	(14,287)
Cash Dividends Paid, $.90 per Share	—	—	(15,470)	—	—	(15,470)
Stock Options Exercised, Net (62,349 Shares)	—	1,020	—	—	744	1,764
Shares Issued Under the Directors’ Stock Plan (9,829 Shares)	—	247	—	—	100	347
Shares Issued Under the Employee Stock Purchase Plan (7,140 Shares)	—	156	—	—	74	230
Shares Issued Related to Restricted Stock Units (2,753 Shares)	—	(21)	—	—	21	—
Shares Issued, Net of Forfeitures, Related to Restricted Share Awards (69,997 Shares)	—	(562)	—	—	562	—
Compensation expense related to Employee Stock Purchase Plan	—	25	—	—	—	25
Stock-Based Compensation Expense	—	818	—	—	—	818
Purchase of Treasury Stock related to vesting or exercise of stock based compensation awards (39,558 Shares)	—	—	—	—	(1,520)	(1,520)
Shares Issued from Treasury for acquisition (1,977,250 Shares)	—	52,247	—	—	28,939	81,186
Balance at September 30, 2026	$22,067	$468,436	$116,948	$(18,324)	$(74,035)	$515,092

	Three Months Ended September 30, 2026
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at June 30, 2026	$22,067	$415,357	$116,806	$(5,390)	$(102,534)	$446,306
Net Income	—	—	5,700	—	—	5,700
Other Comprehensive Loss	—	—	—	(12,934)	—	(12,934)
Cash Dividends Paid, $.30 per Share	—	—	(5,558)	—	—	(5,558)
Stock Options Exercised, Net (33,300 Shares)	—	437	—	—	517	954
Shares Issued Under the Directors’ Stock Plan (2,884 Shares)	—	61	—	—	45	106
Shares Issued Under the Employee Stock Purchase Plan (2,167 Shares)	—	42	—	—	35	77
Compensation expense related to Employee Stock Purchase Plan	—	9	—	—	—	9
Stock-Based Compensation Expense	—	283	—	—	—	283
Purchase of Treasury Stock related to the vesting or exercise of stock based compensation awards (25,669 Shares)	—	—	—	—	(1,037)	(1,037)
Shares Issued from Treasury for acquisition (1,977,250 Shares)	—	52,247	—	—	28,939	81,186
Balance at September 30, 2026	$22,067	$468,436	$116,948	$(18,324)	$(74,035)	$515,092

	Nine Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2024	$22,067	$413,476	$77,215	$(18,453)	$(93,404)	$400,901
Net Income	—	—	29,940	—	—	29,940
Other Comprehensive Income	—	—	—	9,813	—	9,813
Cash Dividends Paid, $.85 per Share	—	—	(14,128)	—	—	(14,128)
Stock Options Exercised, Net (5,144 Shares)	—	62	—	—	40	102
Shares Issued Under the Directors’ Stock Plan (13,377 Shares)	—	247	—	—	107	354
Shares Issued Under the Employee Stock Purchase Plan (10,064 Shares)	—	165	—	—	79	244
Shares Issued Related to Restricted Stock Units (2,753 Shares)	—	(22)	—	—	22	—
Shares Issued Related to Restricted Share Awards (43,250 Shares)	—	(342)	—	—	342	—
Compensation expense related to Employee Stock Purchase Plan	—	25	—	—	—	25
Stock-Based Compensation Expense	—	522	—	—	—	522
Purchase of Treasury Stock related to the vesting or exercise of stock based compensation awards (1,860 Shares)	—	—	—	—	(51)	(51)
Purchase of Treasury Stock under repurchase programs (377,954 Shares) [1]	—	—	—	—	(10,035)	(10,035)
Balance at September 30, 2025	$22,067	$414,133	$93,027	$(8,640)	$(102,900)	$417,687

	Three Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu-lated Other Com- prehensive Loss	Treasury Stock	Total
Balance at June 30, 2025	$22,067	$413,880	$84,970	$(10,889)	$(101,522)	$408,506
Net Income	—	—	12,825	—	—	12,825
Other Comprehensive Loss	—	—	—	2,249	—	2,249
Cash Dividends Paid, $.29 per Share	—	—	(4,768)	—	—	(4,768)
Shares Issued Under the Directors’ Stock Plan (3,732 Shares)	—	73	—	—	30	103
Shares Issued Under the Employee Stock Purchase Plan (3,184 Shares)	—	55	—	—	24	79
Compensation expense related to Employee Stock Purchase Plan	—	8	—	—	—	8
Stock-Based Compensation Expense	—	117	—	—		117
Purchase of Treasury Stock under repurchase programs (52,947 Shares) [1]	—	—	—	—	(1,432)	(1,432)
Balance at September 30, 2025	$22,067	$414,133	$93,027	$(8,640)	$(102,900)	$417,687

1 Cost of Treasury Stock includes the Stock Buyback Tax Under the Inflation Reduction Act of 2022.

See Notes to Unaudited Interim Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2026	2025
Net Income	$30,147	$29,940
Provision for Credit Losses	4,842	6,428
Depreciation and Amortization	3,518	4,130
Net gain on equity securities	(414)	(669)
Loans originated and held-for-sale	(21,016)	(21,510)
Proceeds from the sale of loans held-for-sale	23,695	19,875
Net gain on the sale of loans	(624)	(573)
Net loss on the sale of premises and equipment, other real estate owned and repossessed assets	198	5
Contributions to retirement benefit plans	(617)	(471)
Deferred income tax benefit	4,430	179
Settlement of purchased Energy Production Tax Credits	(7,770)	—
Shares issued under the Directors’ Stock Plan	347	354
Stock-based compensation expense	843	547
Tax benefit from exercise of stock options	340	111
Net decrease (increase) in Other Assets	3,482	(1,285)
Net increase (decrease) in Other Liabilities	10,639	(1,690)
Net Cash Provided By Operating Activities	52,040	35,371
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and principal repayments of securities AFS	110,963	82,191
Proceeds from sales of securities AFS	73,305	—
Purchases of securities AFS	(45,083)	(87,781)
Proceeds from maturities, calls, and principal repayments of securities HTM	32,453	45,556
Purchases of securities HTM	(24,652)	(10,130)
Net increase in loans	(112,495)	(63,107)
Termination of Fair Value Hedge	—	(3,017)
Proceeds from sales of premises and equipment, OREO and repos	1,915	2,285
Purchases of premises and equipment	(7,754)	(4,015)
Purchase of FHLB stock	(8,388)	(16)
Cash acquired, net of cash consideration paid	50,693	—
Net Cash Provided (Used) By Investing Activities	70,957	(38,034)
Cash Flows from Financing Activities:
Net change in deposits	(126,138)	272,121
Finance lease payments	(63)	(77)
Increase in Borrowings	180,925	—
Decrease in Borrowings	—	(4,335)
Net cash collateral received from derivative counterparties	690	2,560
Termination of Cash Flow Hedge	1,174	(847)
Purchase of treasury stock	(1,520)	(10,086)
Stock options exercised, net	1,764	102
Shares issued under ESPP	230	244
Cash dividends paid	(15,470)	(14,128)
Net Cash Provided By Financing Activities	41,592	245,554
Net Increase in Cash and Cash Equivalents	164,589	242,891
Cash and Cash Equivalents at Beginning of Period	214,183	154,546
Cash and Cash Equivalents at End of Period	$378,772	$397,437

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on deposits and borrowings	$55,165	$57,379
Income taxes	2,028	6,807
Transfer of loans to other real estate owned and repossessed assets	2,032	2,107
Total fair value of Commercial Loan Participation transferred to Other Assets	—	10,648
Assets acquired in acquisition of Adirondack Bancorp Inc., net of cash	937,345	—
Liabilities assumed in acquisition of Adirondack Bancorp Inc.	951,526	—
Common stock issued for acquisition of Adirondack Bancorp Inc.	81,186	—

See Notes to Unaudited Interim Consolidated Financial Statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.RISKS AND UNCERTAINTIES

Nature of Operations - Arrow Financial Corporation ("Arrow"), a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow's banking subsidiary is Arrow Bank National Association® ("Arrow Bank™") whose main office is located in Glens Falls, New York. Arrow Bank provides a full range of services to individuals and small to mid-size businesses in New York State from Albany to the Canadian border to the north and to Central New York to the west. In addition, through an indirect lending program, Arrow sources consumer loans from an extensive network of automobile dealers that operate throughout New York and Vermont. Active subsidiaries of Arrow Bank are Upstate Agency LLC, offering insurance services including property, and casualty insurance, group health insurance and individual life insurance products and Adirondack Insurance Services, Inc., which operates as an independent insurance agency that represents several different insurance companies to offer competitive personal and business insurance products. Arrow Bank has a wealth management department which provides investment management and trust services. North Country Investment Advisers, Inc., a registered investment adviser that provided investment advice to Arrow's proprietary mutual fund until the fund was transferred to a new investment advisor in the first half of 2025, and Arrow Properties, Inc., a real estate investment trust, or REIT, are subsidiaries of Arrow Bank. Arrow also directly owns four subsidiary business trusts to issue trust preferred securities (TRUPs), a portion of which are still outstanding.

Concentrations of Credit - With the exception of some indirect auto lending, Arrow's loans are primarily with borrowers in upstate New York. Although the loan portfolio of Arrow Bank is well diversified, tourism has a substantial impact on the northeastern New York economy. Commitments to extend credit primarily relate to the same loan categories presented in Note 5 and are subject to the Company’s normal credit approval and monitoring procedures. Generally, the loans are secured by assets and are expected to be repaid from cash flow or the sale of selected assets of the borrowers. Arrow evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based upon Management's credit evaluation of the counterparty. The nature of the collateral varies with the type of loan and may include: residential real estate, cash and securities, inventory, accounts receivable, property, plant and equipment, income producing commercial properties and automobiles.

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

Note 2. ACQUISITION

On July 1, 2026, the Company completed its acquisition of Adirondack Bancorp, Inc. (“Adirondack”), the holding company of Adirondack Bank, a New York state-chartered financial institution with branch locations spanning Oneida, Franklin, Essex, Herkimer and Clinton counties, and a loan production office in Onondaga County. As a result of the transaction, Adirondack merged with and into Arrow and Adirondack Bank merged with and into Arrow Bank. The acquisition expanded the Company's presence across the Upstate and Central New York area, with the addition of 20 locations.

On the acquisition date, each share of Adirondack’s common stock was converted into the right to receive 1.8610 shares of the Company’s common stock and $18.72 in cash. Arrow issued approximately 1.98 million shares of its common stock with an acquisition-date fair value of approximately $81.2 million and paid approximately $19.9 million in cash. The fair value of the common stock issued was determined using Arrow’s opening common-stock price of $41.06 per share on July, 1 2026. In total the Company issued 1.98 million shares of its common stock, representing 9.65% of the Company’s outstanding shares of common stock subsequent to the issuance of the shares related to the Acquisition.

The merger was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $44.7 million and was recorded as goodwill. The results of Adirondack's operations were included in the Company’s consolidated financial statements subsequent to the merger date. Net interest income and net income for Adirondack were $9.2 million and $4.4 million, respectively since the date of acquisition through September 30, 2026 and is included in the Consolidated Statements of Income. The fair values assigned to certain assets acquired and liabilities assumed are provisional and subject to change as additional information becomes available during the measurement period (not to exceed one year from the acquisition date). The provisional amounts primarily relate to the valuation of loans, identifiable intangible assets, and certain assumed liabilities such as deposits. Adjustments to the provisional fair values, if any, will be recorded as measurement period adjustments in the reporting period in which the adjustments are determined, with corresponding adjustments to goodwill.

Consideration paid, and fair values of Adirondack’s assets acquired and liabilities assumed, along with the resulting goodwill, are summarized in the following table:

(in thousands)	As Recorded at Acquisition
Consideration Paid:	$101,081
Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value
Cash and Cash Equivalents	70,588
Securities, Available-or Sale	273,305
Securities, Held-to-Maturity	5,106
Other Investments	1,460
Loans	586,999
Allowance for Credit Losses	(5,678)
Net Loans	581,321
Bank Owned Life Insurance	21,765
Premises and Equipment	12,917
Core Deposit Intangible	16,387
Other Assets	25,084
Total Identifiable Assets Acquired, at Fair Value	1,007,933

Deposits	925,566
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	8,248
Other Liabilities	17,712
Total Liabilities Assumed, at Fair Value	951,526
Total Identifiable Net Assets, at Fair Value	$56,407

Goodwill	$44,674

Purchased Loans

Purchased loans were recorded at their amortized cost, less an allowance for credit losses on the Acquisition Date. There is no provision for credit loss expense recognized on purchased loans because the initial allowance is established by grossing-up the amortized cost of the purchased loans. The remaining difference between the net amortized cost basis and the allowance for credit losses and the fair value allocated to the loans on the date of acquisition is recognized as a non-credit-related discount that will be accreted into interest income over the life of the loans.

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination ("PCD" loans). The following table presents a reconciliation of acquired PCD loans between their purchase price and par value at the time of acquisition:

(in thousands)
Par value of PCD Loans at Acquisition	$19,157
Allowance for Credit Losses at Acquisition	(762)
Non-Credit Discount at Acquisition	(609)
Purchase Price of PCD Loans	$17,786

Pro Forma Information (unaudited)

The following table presents selected unaudited pro forma financial information reflecting the acquisition of Adirondack assuming the acquisition was completed as of January 1, 2025. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of fair value adjustments recorded at the acquisition. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and Adirondack had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Information for the three and nine months ended September 30, 2026 reflects the actual results of the Company, which include certain contract terminations costs, and exclude acquisition-related costs such as advisory, legal, accounting, valuation, and other professional fees.

Information for the three and nine months ended September 30, 2025, includes Adirondack’s calculated results for the three and nine months ended September 30, 2025 and reflect adjustments related to the amortization or accretion of purchase accounting fair value adjustments and acquisition-related costs. The unaudited pro forma information below does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost-savings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net interest income	$48,733	$43,766	$139,646	$126,573
Net income	$8,398	$14,119	$35,088	$27,824

Skene Valley Agency, Inc.

On September 8, 2026, the Company, through its subsidiary, Upstate Agency LLC, completed the acquisition of certain assets of Skene Valley Agency, Inc., an independent insurance agency in Washington County, New York. The Company paid an aggregate of $250 thousand in cash and recorded $2.0 million in consideration payable to acquire the assets. In addition, the Company and recorded approximately $0.9 million of customer list intangible assets and goodwill in the amount of approximately $1.35 million in conjunction with the acquisition. The goodwill from the acquisition is expected to be deductible for tax purposes. The effects of the acquired assets have been included in the consolidated financial statements since the acquisition date. The above referenced acquisition was made to expand the Company’s insurance activities.

Note 3.     ACCOUNTING POLICIES

The accompanying unaudited interim Consolidated Financial Statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2026 and December 31, 2025; the results of operations for the three and nine month periods ended September 30, 2026 and 2025; the consolidated statements of comprehensive income for the three and nine month periods ended September 30, 2026 and 2025; the changes in stockholders' equity for the three and nine month periods ended September 30, 2026 and 2025; and the cash flows for the nine month periods ended September 30, 2026 and 2025. All such adjustments are of a normal recurring nature. The unaudited interim Consolidated Financial Statements should be read in conjunction with the audited annual Consolidated Financial Statements of Arrow for the year ended December 31, 2025 included in Arrow's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").

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
Other recently issued accounting standards not yet adopted as of September 30, 2026 are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows.

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

Commercial Loans
Commercial Real Estate Loans
Consumer Loans
Residential Loans

Further details related to loan portfolio segments are included in Note 5. Loans of this Form 10-Q.
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
For acquired loans, an allowance for credit losses is established for PCD loans and purchased seasoned loans ("PSL" loans). The allowance for credit losses at the date of acquisition is added to the purchase price to determine the initial amortized cost basis for PCD and PSL loans. Credit losses are estimated using expected credit losses on the basis of the unpaid principal balance of the loans.
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

Note 4.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale ("AFS") Securities at September 30, 2026 and December 31, 2025:

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Small Business Admin Securities	Total Available- For-Sale Securities
September 30, 2026
Available-For-Sale Securities, at Amortized Cost	$78,705	$44,529	$10,908	$448,499	$26,250	$39,400	$648,291
Gross Unrealized Gains	—	—	—	67	180	96	343
Gross Unrealized Losses	(1,779)	(342)	(306)	(36,202)	(349)	(571)	(39,549)

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Small Business Admin Securities	Total Available- For-Sale Securities
Available-For-Sale Securities, at Fair Value	$76,926	$44,187	$10,602	$412,364	$26,081	$38,925	$609,085
Available-For-Sale Securities, Pledged as Collateral, at Fair Value							532,711

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$—	$29,414	$3,849	$1,839	$—	$106	$35,208
Over 1 - 5 Years	73,650	15,115	6,405	57,653	1,000	4,335	158,158
Over 5 - 10 Years	5,055	—	654	81,151	25,250	8,522	120,632
Over 10 Years	—	—	—	307,856	—	26,437	334,293

Maturities of Debt Securities, at Fair Value:
Within One Year	$—	$29,231	$3,820	$1,835	$—	$106	$34,992
Over 1 - 5 Years	72,286	14,956	6,172	55,166	980	4,314	153,874
Over 5 - 10 Years	4,640	—	610	73,487	25,101	8,403	112,241
Over 10 Years	—	—	—	281,876	—	26,102	307,978

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$76,926	$19,357	$10,442	$244,222	$13,921	$15,238	$380,106
12 Months or Longer	—	24,830	—	165,142	980	—	190,952
Total	$76,926	$44,187	$10,442	$409,364	$14,901	$15,238	$571,058
Number of Securities in a Continuous Loss Position	4	16	64	184	12	81	361

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1,779	$172	$306	$10,217	$329	$571	$13,374
12 Months or Longer	—	170	—	25,985	20	—	26,175
Total	$1,779	$342	$306	$36,202	$349	$571	$39,549

December 31, 2025
Available-For-Sale Securities, at Amortized Cost	$78,436	$25,000	$200	$385,766	$23,500	$—	$512,902
Gross Unrealized Gains	2,139	—	—	2,153	194	—	4,486
Gross Unrealized Losses	(12)	(184)	—	(21,238)	(86)	—	(21,520)
Available-For-Sale Securities, at Fair Value	$80,563	$24,816	$200	$366,681	$23,608	—	$495,868
Available-For-Sale Securities, Pledged as Collateral, at Fair Value							234,933

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$5,047	$—	$—	$13,154	$4,436	$—	$22,637
12 Months or Longer	—	24,816	—	193,635	979	—	219,430
Total	$5,047	$24,816	$—	$206,789	$5,415	$—	$242,067
Number of Securities in a Continuous Loss Position	1	3	—	83	4	—	91

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$12	$—	$—	$8	$64	$—	$84

Available-For-Sale Securities
	U.S. Treasuries	U.S. Government & Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities	Corporate and Other Debt Securities	Small Business Admin Securities	Total Available- For-Sale Securities
12 Months or Longer	—	184	—	21,230	22	—	21,436
Total	$12	$184	$—	$21,238	$86	$—	$21,520

There was no allowance for credit losses for the AFS debt securities portfolio at either September 30, 2026 or December 31, 2025.

The following is a summary of realized gains and losses recognized in net income on available-for-sale securities sold during the three and nine month periods ended September 30, 2026. There were no sales of available-for-sale securities sold during the three and nine month periods ended September 30, 2025.

Three and Nine Months Ended September 30, 2026
Proceeds from sales of AFS securities	$73,305
Amortized cost basis of AFS securities sold	73,305
Net realized gains (losses) on AFS securities	$—

The following table is the schedule of Held-To-Maturity ("HTM") Securities at September 30, 2026 and December 31, 2025:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
September 30, 2026
Held-To-Maturity Securities, at Amortized Cost	$61,748	$2,510	$64,258
Gross Unrealized Losses	(314)	(78)	(392)
Held-To-Maturity Securities, at Fair Value	61,434	2,432	63,866
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			16,238
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			15,847

Maturities of Debt Securities, at Amortized Cost:
Within One Year	$50,910	$—	$50,910
Over 1 - 5 Years	9,746	1,600	11,346
Over 5 - 10 Years	1,092	—	1,092
Over 10 Years	—	910	910

Maturities of Debt Securities, at Fair Value:
Within One Year	$50,750	$—	$50,750
Over 1 - 5 Years	9,601	1,566	11,167
Over 5 - 10 Years	1,083	—	1,083
Over 10 Years	—	866	866

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$816	$—	$816

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities	Total Held-To Maturity Securities
12 Months or Longer	14,264	2,433	16,697
Total	$15,080	$2,433	$17,513

Number of Securities in a Continuous Loss Position	58	15	73

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$29	$—	$29
12 Months or Longer	285	78	363
Total	$314	$78	$392

December 31, 2025
Held-To-Maturity Securities, at Amortized Cost	$62,870	$4,105	$66,975
Gross Unrealized Losses	(324)	(82)	(406)
Held-To-Maturity Securities, at Fair Value	62,546	4,023	66,569
Held-To-Maturity Securities, Pledged as Collateral, at Carrying Value			35,078
Held-To-Maturity Securities, Pledged as Collateral, at Fair Value			34,672

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$400	$—	$400
12 Months or Longer	32,138	4,023	36,161
Total	$32,538	$4,023	$36,561
Number of Securities in a Continuous Loss Position	109	16	125

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—
12 Months or Longer	324	82	406
Total	$324	$82	$406

In the tables above, maturities of mortgage-backed securities are included based on their contractual lives. Actual maturities will differ because issuers may have the right to call or prepay obligations with or without prepayment penalties.
Securities in a continuous loss position, in the tables above for September 30, 2026 and December 31, 2025 do not reflect any material deterioration of the credit worthiness of the issuing entities.
Arrow evaluates AFS debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized within the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. Arrow determined that at September 30, 2026 and December 31, 2025, gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. Arrow does not intend to sell, nor is it more likely than not that Arrow will be required to sell, any securities before recovery of its amortized cost basis, which may be at maturity. Therefore, Arrow carried no allowance for credit loss at September 30, 2026 or December 31, 2025 and there was no credit loss expense recognized by

Arrow with respect to the securities portfolio during the nine months ended September 30, 2026 or the year ended December 31, 2025.
Arrow's HTM debt securities are comprised of U.S. government-sponsored enterprises (GSEs) or state and municipal obligations. GSE securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Arrow determined that the expected credit loss on its HTM debt portfolio was immaterial and therefore no allowance for credit loss was recorded as of September 30, 2026.

The following table is the schedule of Equity Securities at September 30, 2026 and December 31, 2025:

Equity Securities

	September 30, 2026	December 31, 2025
Equity Securities, at Fair Value	$6,011	$5,597

The following is a summary of realized and unrealized gains and losses recognized in income on equity securities during the three and nine month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Gain (Loss) on Equity Securities	$114	$392	$414	$669
Less: Net gain recognized during the reporting period on equity securities sold during the period	—	—	—	—
Unrealized net gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$114	$392	$414	$669

Note 5.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following two tables present loan balances outstanding as of September 30, 2026 and December 31, 2025 and an analysis of the recorded investment in loans that are past due at these dates. Generally, Arrow considers a loan past due 30 or more days when the borrower is two payments past due when monthly payments are required. Loans held-for-sale of $1.3 million and $3.4 million as of September 30, 2026 and December 31, 2025, respectively, are included in the residential real estate balances for current loans.

Schedule of Past Due Loans by Loan Category
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
September 30, 2026
Loans past due 30-59 days	$525	$—	$9,601	$5,062	$15,188
Loans past due 60-89 days	199	—	5,420	4,247	9,866
Loans past due 90 or more days	49	2,468	1,614	5,109	9,240
Total loans past due	773	2,468	16,635	14,418	34,294
Current loans	255,801	1,066,424	1,083,426	1,704,642	4,110,293
Total Loans	$256,574	$1,068,892	$1,100,061	$1,719,060	$4,144,587

December 31, 2025
Loans past due 30-59 days	$584	$—	$13,476	$808	$14,868
Loans past due 60-89 days	255	2,888	7,495	3,503	14,141
Loans past due 90 or more days	195	—	1,886	3,517	5,598
Total loans past due	1,034	2,888	22,857	7,828	34,607
Current loans	164,695	815,371	1,053,150	1,385,270	3,418,486
Total loans	$165,729	$818,259	$1,076,007	$1,393,098	$3,453,093

Schedule of Nonaccrual Loans by Category
		Commercial
September 30, 2026	Commercial	Real Estate	Consumer	Residential	Total
Loans 90 or more days past due and still accruing interest	$—	$—	$46	$2,336	$2,382
Nonaccrual loans	265	2,622	1,681	5,549	10,117
Nonaccrual with no allowance for credit loss	—	2,224	—	1,304	3,528

December 31, 2025
Loans 90 or more days past due and still accruing interest	$27	$—	$31	$1,982	$2,040
Nonaccrual loans	168	—	1,879	4,368	6,415
Nonaccrual with no allowance for credit loss	168	—	1,879	4,368	6,415

The Company recognized $0 of interest income on nonaccrual loans during the three and nine months ended September 30, 2026 and September 30, 2025 .

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

Allowance for Credit Losses

Loan segments were selected by class code and application code to ensure each segment is comprised of loans with homogenous loan characteristics and similar risk profiles. The resulting loan segments are commercial, commercial real estate, consumer and residential real estate loans. Please see Note 3. Accounting Policies for additional detail on our Allowance for Credit Losses.

The following table details activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2026 and September 30, 2025:

Allowance for Credit Losses
	Commercial	Commercial Real Estate	Consumer	Residential	Total
June 30, 2026	$2,404	$16,870	$4,546	$12,363	$36,183
Charge-offs	(1)	(1,614)	(1,478)	—	(3,093)
Recoveries	2	—	894	—	896
Provision	180	251	1,530	(494)	1,467
Acquired PSL Loans	1,130	2,373	41	1,372	4,916
Acquired PCD Loans	20	221	—	521	762
September 30, 2026	$3,735	$18,101	$5,533	$13,762	$41,131

December 31, 2025	$2,954	$15,260	$4,090	$12,018	$34,322
Charge-offs	(89)	(1,614)	(4,688)	(46)	(6,437)
Recoveries	2	—	2,724	—	2,726
Provision	(282)	1,861	3,366	(103)	4,842
Acquired PSL Loans	1,130	2,373	41	1,372	4,916
Acquired PCD Loans	20	221	—	521	762
September 30, 2026	$3,735	$18,101	$5,533	$13,762	$41,131

June 30, 2025	$2,775	$16,012	$4,393	$11,011	$34,191
Charge-offs	—	—	(1,464)	—	(1,464)
Recoveries	—	—	634	—	634
Provision	(40)	(644)	610	889	815
September 30, 2025	$2,735	$15,368	$4,173	$11,900	$34,176

December 31, 2024	$1,925	$14,507	$3,882	$13,284	$33,598
Charge-offs	—	(3,818)	(4,208)	(51)	(8,077)
Recoveries	—	75	2,152	—	2,227
Provision	810	4,604	2,347	(1,333)	6,428
September 30, 2025	$2,735	$15,368	$4,173	$11,900	$34,176

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized in Other Liabilities

As of September 30, 2026 and December 31, 2025, estimated credit losses on unfunded off-balance sheet credit exposures were $1.6 million and $1.3 million, respectively, and were included in other liabilities on the consolidated balance sheets.

Collateral Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2026 and December 31, 2025:

September 30, 2026	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	2,224	2,224
Consumer	—	—	—
Residential	2,745	—	2,745
Total	$2,745	$2,224	$4,969

December 31, 2025	Collateral Type -Residential Real Estate	Collateral Type - Commercial Real Estate	Total Loans
Commercial	$—	$—	$—
Commercial Real Estate	—	—	—
Consumer	—	—	—
Residential	3,172	—	3,172
Total	$3,172	$—	$3,172
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
Please see Note 3. Accounting Policies for the qualitative factors that are relevant as of the reporting date.

Loan Credit Quality Indicators and Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. In some cases, the Company provides multiple types of concession on one loan. Typically, one type of concession, such as a term extension, is granted initially. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. The Company did not modify loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026.
The following table presents the amortized cost basis of loans at September 30, 2025 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025, by class and by type of modification.

September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Commercial	$—	$—	$—	$—	$—	$—	—%
Commercial Real Estate	—	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—	—%
Residential	—	1,056	—	—	—	—	0.03%
Total	$—	$1,056	$—	$—	$—	$—	0.01%

The following table presents the performance of loans that have been modified for borrowers experiencing financial difficulty in the last 12 months.

September 30, 2025
	Current	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 or more Days	Total Loans Past Due
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	1,056	—	—	—	—
Total	$1,056	$—	$—	$—	$—

There were no defaults during the three and nine months ended September 30, 2026.

The following tables present credit quality indicators by total loans amortized cost basis by origination year as of September 30, 2026 and December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
September 30, 2026	2026	2025	2024	2023	2022	Prior
Commercial:
Risk rating
Satisfactory	$57,075	$48,127	$48,254	$25,229	$25,931	$18,617	$26,450	$—	$249,683
Special mention	—	—	—	25	—	954	—	—	979
Substandard	2,067	—	5	119	85	3,174	462	—	5,912
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$59,142	$48,127	$48,259	$25,373	$26,016	$22,745	$26,912	$—	$256,574

Current-period gross charge-offs	$—	$—	$89	$—	$—	$—	$—	$—	$89

Commercial Real Estate:
Risk rating
Satisfactory	$91,761	$130,954	$125,838	$108,654	$186,070	$394,223	$6,184	$—	$1,043,684
Special mention	—	—	—	1,123	1,502	1,903	202	—	4,730
Substandard	—	3,027	—	636	6,354	10,207	254	—	20,478
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$91,761	$133,981	$125,838	$110,413	$193,926	$406,333	$6,640	$—	$1,068,892

Current-period gross charge-offs	$—	$—	$—	$—	$—	$1,614	$—	$—	$1,614

Consumer:
Risk rating
Performing	$347,029	$295,836	$202,488	$129,118	$84,864	$37,565	$1,434	$—	$1,098,334
Nonperforming	86	251	566	403	271	144	6	—	1,727
Total Consumer Loans	$347,115	$296,087	$203,054	$129,521	$85,135	$37,709	$1,440	$—	$1,100,061

Current-period gross charge-offs	$121	$898	$1,439	$729	$759	$742	$—	$—	$4,688

Residential:
Risk rating
Performing	$123,227	$180,118	$182,254	$185,265	$234,775	$629,135	$176,401	$—	$1,711,175
Nonperforming	—	—	318	279	1,845	4,989	454	—	7,885
Total Residential Loans	$123,227	$180,118	$182,572	$185,544	$236,620	$634,124	$176,855	$—	$1,719,060

Current-period gross charge-offs	$—	$—	$—	$—	$—	$46	$—	$—	$46

Total Loans	$621,245	$658,313	$559,723	$450,851	$541,697	$1,100,911	$211,847	$—	$4,144,587

Total current-period gross charge-offs	$121	$898	$1,528	$729	$759	$2,402	$—	$—	$6,437

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
December 31, 2025	2025	2024	2023	2022	2021	Prior
Commercial:
Risk rating
Satisfactory	$40,855	$41,908	$20,671	$15,915	$12,070	$19,917	$9,765	$—	$161,101
Special mention	196	—	25	—	—	—	—	—	221
Substandard	—	—	410	92	—	2,896	1,009	—	4,407
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$41,051	$41,908	$21,106	$16,007	$12,070	$22,813	$10,774	$—	$165,729

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate:
Risk rating
Satisfactory	$90,358	$113,616	$78,723	$128,103	$96,305	$264,374	$2,112	$—	$773,591
Special mention	302	6,348	275	7,504	4,749	3,808	473	—	23,459
Substandard	2,127	—	341	4,104	304	14,069	264	—	21,209
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$92,787	$119,964	$79,339	$139,711	$101,358	$282,251	$2,849	$—	$818,259

Current-period gross charge-offs	$—	$—	$—	$—	$1,656	$2,162	$—	$—	$3,818

Consumer:
Risk rating
Performing	$370,436	$281,349	$194,467	$144,210	$62,395	$20,796	$444	$—	$1,074,097
Nonperforming	121	502	363	421	375	128	—	—	1,910
Total Consumer Loans	$370,557	$281,851	$194,830	$144,631	$62,770	$20,924	$444	$—	$1,076,007

Current-period gross charge-offs	$291	$1,472	$1,380	$1,367	$904	$271	$—	$—	$5,685

Residential:
Risk rating
Performing	$144,618	$172,965	$160,802	$206,858	$170,889	$395,132	$135,483	$—	$1,386,747
Nonperforming	204	1,041	337	1,966	342	2,291	170	—	6,351
Total Residential Loans	$144,822	$174,006	$161,139	$208,824	$171,231	$397,423	$135,653	$—	$1,393,098

Current-period gross charge-offs	$—	$—	$—	$20	$—	$31	$—	$—	$51

Total Loans	$649,217	$617,729	$456,414	$509,173	$347,429	$723,411	$149,720	$—	$3,453,093

Total current-period gross charge-offs	$291	$1,472	$1,380	$1,387	$2,560	$2,464	$—	$—	$9,554

For the purposes of the tables above, nonperforming consumer and residential loans were those loans on nonaccrual status or were 90 days or more past due and still accruing interest.
As of September 30, 2026 and December 31, 2025, the amortized cost of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $614 thousand and $795 thousand, respectively.
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

Note 6. DEBT (Dollars in Thousands)

Schedule of Borrowings:

	September 30, 2026	December 31, 2025
Balance:
FHLBNY Term Advances	$185,190	$4,265
Total Borrowings	$185,190	$4,265

Maximum Borrowing Capacity:
Federal Funds Purchased	$23,000	$23,000
Federal Home Loan Bank of New York	1,019,037	756,968
Federal Reserve Bank of New York	697,995	707,839

Available Borrowing Capacity:
Federal Funds Purchased	$23,000	$23,000
Federal Home Loan Bank of New York	776,847	722,703
Federal Reserve Bank of New York	697,995	707,839

Arrow Bank has in place unsecured federal funds lines of credit with two correspondent banks. As a member of the FHLBNY, Arrow participates in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock and any loans secured by real estate such as commercial real estate, residential real estate and home equity loans (see Note 4. Investment Securities and Note 5. Loans). The maximum borrowing capacities at the FHLBNY and FRB are determined based on the fair value of the collateral pledged, subject to discounts determined by the respective lenders. As of September 30, 2026, the carrying cost of collateral was approximately $1.5 billion for FHLBNY and approximately $936 million for the FRB, and $1064 million for FHLBNY and $939 million for the FRB as of December 31, 2025, respectively. As of September 30, 2026, the fair value for the FHLBNY collateral was approximately $1.3 billion and approximately $698 million for the FRB, and $948 million for the FHLBNY and $707 million for the FRB as of December 31, 2025, respectively.  The investment in FHLBNY stock is proportional to the total of Arrow's overnight and term advances (see the schedule of FRB and FHLB Stock in Note 4. Investment Securities). Arrow Bank has also established borrowing facilities with the FRB of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5. Loans).

Long Term Debt - FHLBNY Term Advances

In addition to overnight advances, Arrow Bank also borrows longer-term funds from the FHLBNY.

Maturity Schedule of FHLBNY Term Advances:

	Balances		Weighted Average Rate [1]
Final Maturity	9/30/2026	12/31/2025	9/30/2026	12/31/2025
First Year	$182,624	$—	3.97%	—%
Second Year	2,566	4,265	3.96%	4.32%
Total	$185,190	$4,265	3.97%	4.32%

[1]The effective rate on the FHLBNY Advances that mature in the first year is 0% due to subsidized funding in the form of interest rate credits.
Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

At September 30, 2026, Arrow had financial instruments issued by separate subsidiary business trusts of Arrow identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
The first of the four classes of trust-issued instruments outstanding at September 30, 2026 was issued by ACST II, a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State. In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II TRUPS"). The rate on the securities is variable and tied to the 3-month Secured Overnight Financing Rate (SOFR) plus 3.15%. ACST II used the proceeds of the sale of the ACST II TRUPS to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II TRUPS. The ACST II TRUPS became redeemable after July 23, 2008 and mature on July 23, 2033.
The second of the four classes of trust-issued instruments outstanding at year-end was issued by ACST III, a Delaware business trust established on December 23, 2004, upon the filing of a certificate of trust with the Delaware Secretary of State. On December 28, 2004, the ACST III issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST III TRUPS"). The rate on the ACST III TRUPS is a variable rate, adjusting quarterly to the 3-month SOFR plus 2.00%. ACST III used the proceeds of the sale of the ACST III TRUPS to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST III TRUPS. The ACST III TRUPS became redeemable on or after March 31, 2010 and mature on December 28, 2034.
Arrow has entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities attributable to the ACST Trusts. These agreements are designated as cash flow hedges.
The primary assets of the ACST Trusts are Arrow's junior subordinated debentures discussed above, and the sole revenues of the ACST Trusts are payments received by them from Arrow with respect to the junior subordinated debentures. The trust preferred securities issued by the Trusts are non-voting. All common voting securities of the Trusts are owned by Arrow. Arrow used the net proceeds from its sale of junior subordinated debentures to the Trusts, facilitated by the Trusts' sale of their trust preferred securities to the purchasers thereof, for general corporate purposes. The trust preferred securities and underlying junior subordinated debentures, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions.
As part of the acquisition of Adirondack, Arrow acquired junior subordinated debentures. On July 31, 2001, Adirondack participated, at an amount of $3 million, in a pooled offering of trust preferred securities. Adirondack formed Adirondack Statutory Trust I, a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. Arrow now owns all of the $93,000 in common equity of Trust I. The Trust used the proceeds from the issuance of the trust preferred securities and common equity to acquire subordinated debentures of Adirondack. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the 3 month SOFR + 3.58% interest rate on the debt securities. The trust preferred securities and the debt securities were fully redeemed effective October 31, 2026.
On September 17, 2003, Adirondack participated, at an amount of $5 million, in an additional pooled offering of trust preferred securities. Adirondack formed Adirondack Statutory Trust II, a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. Arrow now owns all of the $155,000 in common equity of Trust II. The Trust used the proceeds from the issuance of the trust preferred securities and common equity to acquire subordinated debentures of Adirondack. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the 3 month SOFR + 3.05% interest rate on the debt securities. The debt securities and the trust preferred securities each have 30 year lives. The trust preferred securities and the debt securities are callable by Arrow or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required.
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from Arrow Bank. Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow Bank to pay dividends to Arrow. Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at September 30, 2026 and December 31, 2025 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the Consolidated Statements of Income.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	September 30, 2026	December 31, 2025
ACST II
Balance	$10,000	$10,000
Period End:
Variable Interest Rate	7.49%	7.08%
Fixed Interest Rate resulting from cash flow hedge agreement	4.00%	4.00%

ACST III
Balance	$10,000	$10,000
Period End:
Variable Interest Rate	6.34%	5.93%
Fixed Interest Rate resulting from cash flow hedge agreement	2.86%	2.86%

Adirondack Statutory Trust I
Balance	$3,093	$—
Period End:
Variable Interest Rate	7.66%	—%

Adirondack Statutory Trust II
Balance	$5,155	$—
Period End:
Variable Interest Rate	7.29%	—%

Note 7.    COMMITMENTS AND CONTINGENCIES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of September 30, 2026 and December 31, 2025:

Commitments to Extend Credit and Letters of Credit
	September 30, 2026	December 31, 2025
Notional Amount:
Commitments to Extend Credit	$629,075	$462,855
Standby Letters of Credit	9,942	3,562
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	(3)	(2)

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

Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with commercial lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at September 30, 2026 and December 31, 2025 represent the maximum potential future payments Arrow could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Arrow's policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CDs. Fees for standby letters of credit range from 1% to 3% of the notional amount. Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at September 30, 2026 and December 31, 2025, were insignificant. The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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
In the normal course of business, Arrow and Arrow Bank become involved in a variety of routine legal proceedings. At September 30, 2026, there were no legal proceedings pending or threatened, which in the opinion of management and counsel, would result in a material loss to Arrow. Legal expenses incurred in connection with loss contingencies are expensed as incurred.

Note 8.    COMPREHENSIVE (LOSS) INCOME (In Thousands)

The following table presents the components of other comprehensive (loss) income for the three and nine month periods ended September 30, 2026 and 2025:

Schedule of Comprehensive (Loss) Income
	Three Months Ended September 30			Nine Months Ended September 30
		Tax			Tax
	Before-Tax	Benefit	Net-of-Tax	Before-Tax	Benefit	Net-of-Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
2026
Net Unrealized Securities Holding Loss on Securities Available-for-Sale Arising During the Period	$(17,770)	$4,582	$(13,188)	$(22,172)	$5,717	$(16,455)
Net Unrealized Gain on Cash Flow Hedge Agreements	1,145	(292)	853	3,492	(900)	2,592
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	(749)	192	(557)	(400)	103	(297)
Amortization of Net Retirement Plan Actuarial Gain	(126)	32	(94)	(380)	97	(283)
Amortization of Net Retirement Plan Prior Service Cost	70	(18)	52	210	(54)	156
Other Comprehensive Loss	$(17,430)	$4,496	$(12,934)	$(19,250)	$4,963	$(14,287)

2025
Net Unrealized Securities Holding Gain on Securities Available-for-Sale Arising During the Period	$3,304	$(852)	$2,452	$16,336	$(4,212)	$12,124
Net Unrealized Loss on Cash Flow Hedge Agreements	(538)	146	(392)	(2,300)	600	(1,700)
Reclassification of Net Unrealized Loss (Gain) on Cash Flow Hedge Agreements to Interest Expense	300	(78)	222	(688)	177	(511)
Amortization of Net Retirement Plan Actuarial Gain	(128)	33	(95)	(383)	99	(284)
Amortization of Net Retirement Plan Prior Service Cost	82	(20)	62	248	(64)	184
Other Comprehensive Income	$3,020	$(771)	$2,249	$13,213	$(3,400)	$9,813

The following table presents the changes in accumulated other comprehensive (loss) income by component:

Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)

	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Cash Flow Swap	Defined Benefit Plan Items		Total
			Net Actuarial Gain	Net Prior Service Cost

For the quarter-to-date periods ended:
June 30, 2026	$(16,066)	$4,474	$6,618	$(416)	$(5,390)
Other comprehensive income or loss before reclassifications	(13,188)	853	—	—	(12,335)
Amounts reclassified from accumulated other comprehensive income or loss	—	(557)	(94)	52	(599)
Net current-period other comprehensive income or loss	(13,188)	296	(94)	52	(12,934)
September 30, 2026	$(29,254)	$4,770	$6,524	$(364)	$(18,324)

June 30, 2025	$(17,620)	$2,636	$4,738	$(643)	$(10,889)
Other comprehensive income or loss before reclassifications	2,452	(392)	—	—	2,060
Amounts reclassified from accumulated other comprehensive income or loss	—	222	(95)	62	189
Net current-period other comprehensive income or loss	2,452	(170)	(95)	62	2,249
September 30, 2025	$(15,168)	$2,466	$4,643	$(581)	$(8,640)

For the year-to-date periods ended:

December 31, 2025	$(12,799)	$2,475	$6,807	$(520)	$(4,037)
Other comprehensive income or loss before reclassifications	(16,455)	2,592	—	—	(13,863)
Amounts reclassified from accumulated other comprehensive income or loss	—	(297)	(283)	156	(424)
Net current-period other comprehensive income or loss	(16,455)	2,295	(283)	156	(14,287)
September 30, 2026	$(29,254)	$4,770	$6,524	$(364)	$(18,324)

December 31, 2024	$(27,292)	$4,677	$4,927	$(765)	$(18,453)
Other comprehensive income or loss before reclassifications	12,124	(1,700)	—	—	10,424
Amounts reclassified from accumulated other comprehensive income or loss	—	(511)	(284)	184	(611)
Net current-period other comprehensive income or loss	12,124	(2,211)	(284)	184	9,813
September 30, 2025	$(15,168)	$2,466	$4,643	$(581)	$(8,640)

(1) All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income or loss:

Reclassifications Out of Accumulated Other Comprehensive Income or Loss
Details about Accumulated Other Comprehensive Income or Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income or Loss		Affected Line Item in the Statement Where Net Income Is Presented

For the quarter-to-date periods ended:
September 30, 2026
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$749		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(70)	(1)	Other Operating Expense
Actuarial gain	126	(1)	Other Operating Expense
	805		Total before Tax
	(206)		Provision for Income Taxes
Total reclassifications for the period	$599		Net of Tax

September 30, 2025
Reclassification of Net Unrealized Loss on Cash Flow Hedge Agreements to Interest Expense	$(300)		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(82)	(1)	Other Operating Expense
Actuarial gain	128	(1)	Other Operating Expense
	(254)		Total before Tax
	65		Provision for Income Taxes
Total reclassifications for the period	$(189)		Net of Tax

Reclassifications Out of Accumulated Other Comprehensive Income or Loss
Details about Accumulated Other Comprehensive Income or Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income or Loss		Affected Line Item in the Statement Where Net Income Is Presented

For the year-to-date periods ended:
September 30, 2026
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$400		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(210)	(1)	Other Operating Expense
Actuarial gain	380	(1)	Other Operating Expense
	570		Total before Tax
	(146)		Provision for Income Taxes
Total reclassifications for the period	$424		Net of Tax

September 30, 2025
Reclassification of Net Unrealized Gain on Cash Flow Hedge Agreements to Interest Expense	$688		Interest expense
Amortization of defined benefit pension items:
Prior-service costs	(248)	(1)	Other Operating Expense
Actuarial gain	383	(1)	Other Operating Expense
	823		Total before Tax
	(212)		Provision for Income Taxes
Total reclassifications for the period	$611		Net of Tax

(1) These accumulated other comprehensive gain or loss components are included in the computation of net periodic pension cost and reported in Other Operating Expense on the Consolidated Statements of Income

Note 9.    STOCK-BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

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

Restricted Stock Awards - In the nine months ended September 30, 2026, the Company granted restricted stock awards which will generally vest over a three to four-year period. Unvested restricted stock will generally be forfeited if the recipient ceases to be employed by the Company, with limited exceptions. Grantees of restricted stock awards are entitled to receive all dividends and distributions declared and paid on restricted stock, or cash payments equivalent to such dividends or distributions, including those declared and paid during the vesting period.

The following table summarizes information about restricted stock awards for the year to date period ended September 30, 2026:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2026	53,564	$26.68
Granted	71,111	32.57
Vested	(16,579)	26.88
Forfeited	(1,114)	25.92
Outstanding at September 30, 2026	106,982	$30.57

The following table presents information on the amounts expensed related to restricted stock for the three and nine month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amount expensed	$269	$102	$768	$444

Stock Options - Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

The following table summarizes information about stock option activity for the nine month period ended September 30, 2026:

	Stock Options	Weighted Average Exercise Price

Outstanding at January 1, 2026	229,155	$29.83
Exercised	(62,349)	28.30
Forfeited	(2,536)	20.41
Outstanding at September 30, 2026	164,270	30.55

Vested at Period-End	156,165	30.51
Expected to Vest	8,105	31.32

The following table presents information on the amounts expensed related to stock options for the three and nine month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amount expensed	$14	$26	$50	$78

Employee Stock Purchase Plan
Arrow maintains a qualified ESPP. Under this plan, the amount of the discount is 10%.

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
The following tables provide the components of net periodic benefit costs for the three and nine-month periods ended September 30, 2026 and 2025:

	Employees'	Select Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost (Benefit)
For the Three Months Ended September 30, 2026:
Service Cost [1]	$476	$33	$6
Interest Cost [2]	589	137	61
Expected Return on Plan Assets [2]	(1,051)	—	—
Amortization of Prior Service Cost [2]	46	9	15
Amortization of Net Gain [2]	—	—	(126)
Net Periodic Cost (Benefit)	$60	$179	$(44)

Plan Contributions During the Period	$—	$218	$47

For the Three Months Ended September 30, 2025:
Service Cost [1]	$400	$23	$7
Interest Cost [2]	582	76	71
Expected Return on Plan Assets [2]	(992)	—	—
Amortization of Prior Service Cost [2]	47	9	26
Amortization of Net Gain [2]	—	—	(128)
Net Periodic Cost (Benefit)	$37	$108	$(24)

Plan Contributions During the Period	$—	$100	$32

Net Periodic Benefit Cost
For the Nine Months Ended September 30, 2026:
Service Cost (1)	$1,429	$100	$19
Interest Cost (2)	1,769	267	185
Expected Return on Plan Assets (2)	(3,152)	—	—
Amortization of Prior Service Cost (2)	137	29	44
Amortization of Net Gain (2)	—	—	(380)
Net Periodic Cost (Benefit)	$183	$396	$(132)

Plan Contributions During the Period	$—	$451	$166

Estimated Future Contributions in the Current Fiscal Year	$—	$150	$55

For the Nine Months Ended September 30, 2025:
Service Cost (1)	$1,202	$70	$23
Interest Cost (2)	1,743	224	210
Expected Return on Plan Assets (2)	(2,978)	—	—
Amortization of Prior Service Cost (2)	142	29	77
Amortization of Net Gain (2)	—	—	(383)
Net Periodic Cost (Benefit)	$109	$323	$(73)

Plan Contributions During the Period	$—	$348	$123

(1) Included in Salaries and Employee Benefits on the Consolidated Statements of Income
(2) Included in Other Operating Expense on the Consolidated Statements of Income

A contribution to the qualified pension plan was not required during the nine month period ended September 30, 2026 and currently, additional contributions in 2026 are not expected. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to benefit payments for the year.

Note 11.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for the three and nine month periods ended September 30, 2026 and 2025.

Earnings Per Share
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Earnings Per Share - Basic:
Net Income	$5,700	$12,825	$30,147	$29,940
Less: income attributable to unvested stock based compensation awards	(33)	(35)	(188)	(55)
Net earnings allocated to common shareholders	$5,667	$12,790	$29,959	$29,885
Weighted Average Shares - Basic [1]	18,421	16,402	17,084	16,541
Earnings Per Share - Basic	$0.31	$0.77	$1.75	$1.80

Earnings Per Share - Diluted:
Net earnings allocated to common shareholders	$5,667	$12,790	$29,959	$17,060
Weighted Average Shares - Basic	18,421	16,402	17,084	16,541
Dilutive Average Shares attributable to stock based compensation awards	41	4	35	2
Weighted Average Shares - Diluted	18,462	16,406	17,119	16,543
Earnings Per Share - Diluted	$0.31	$0.77	$1.75	$1.80

1 The Company issued 1,977,250 shares of common stock in consideration for the acquisition of Adirondack. Refer to Note 2 for further details.

Note 12.    FAIR VALUES (Dollars In Thousands)

FASB defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. There are no nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 were AFS securities, equity securities and derivatives. Arrow held no securities or liabilities for trading on such dates.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis:
September 30, 2026
Assets:
Securities Available-for-Sale:
U.S. Treasuries	$76,926	$76,926	$—	$—
U.S. Government & Agency Obligations	44,187	—	44,187	—
State and Municipal Obligations	10,602	—	10,602	—
Mortgage-Backed Securities	412,364	—	412,364	—
Corporate and Other Debt Securities	26,081	—	26,081	—
Small Business Administration Securities	38,925		38,925
Total Securities Available-for-Sale	609,085	76,926	532,159	—
Equity Securities	6,011	—	6,011	—

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total Securities Measured on a Recurring Basis	615,096	76,926	538,170	—
Derivative Assets	10,886	—	10,886	—
Total Measured on a Recurring Basis	$625,982	$76,926	$549,056	$—
Liabilities:
Derivative Liabilities	$4,476	$—	$4,476	$—
Total Measured on a Recurring Basis	$4,476	$—	$4,476	$—
December 31, 2025
Assets:
Securities Available-for Sale:
U.S. Treasuries	$80,563	$80,563	$—	$—
U.S. Government & Agency Obligations	24,816	—	24,816	—
State and Municipal Obligations	200	—	200	—
Mortgage-Backed Securities	366,681	—	366,681	—
Corporate and Other Debt Securities	23,608	—	23,608	—
Total Securities Available-for-Sale	495,868	80,563	415,305	—
Equity Securities	5,597	—	5,597	—
Total Securities Measured on a Recurring Basis	501,465	80,563	420,902	—
Derivative Assets	7,935	—	7,935	—
Total Measured on a Recurring Basis	$509,400	$80,563	$428,837	$—
Liabilities:
Derivative Liabilities	$3,484	$—	$3,484	$—
Total Measured on a Recurring Basis	$3,484	$—	$3,484	$—

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses) Recognized in Earnings
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
September 30, 2026
Collateral Dependent Evaluated Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	231	—	—	—	231
December 31, 2025
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	280	—	—	—	280

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent individually evaluated loans and other real estate owned is based on the fair value of the underlying collateral which is based on the appraised value less costs to sell. Significant unobservable inputs used in this valuation technique include capitalization rates which ranged from 7% - 10%. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. Arrow evaluates each of these assets for impairment at least annually, with no impairment recognized for these assets at September 30, 2026 and December 31, 2025.

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

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value (exit price) or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Cash and Cash Equivalents	$378,772	$378,772	$378,772	$—	$—
Securities Available-for-Sale	609,085	609,085	76,926	532,159	—
Securities Held-to-Maturity	64,258	63,866	—	17,574	46,292
Equity Securities	6,011	6,011	—	6,011	—
Federal Home Loan Bank and Federal Reserve Bank Stock	14,220	14,220	—	14,220	—
Net Loans	4,103,456	3,967,754	—	—	3,967,754
Accrued Interest Receivable	18,883	18,883	—	18,883	—
Derivative Assets	10,886	10,886	—	10,886	—
Deposits	4,738,897	4,734,379	—	4,734,379	—
Borrowings	185,190	184,747	—	184,747	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	28,248	26,177	—	26,177	—
Accrued Interest Payable	4,432	4,432	—	4,432	—
Derivative Liabilities	4,476	4,476	—	4,476	—

December 31, 2025
Cash and Cash Equivalents	$214,183	$214,183	$214,183	$—	$—
Securities Available-for-Sale	495,868	495,868	80,563	415,305	—
Securities Held-to-Maturity	66,975	66,569	—	37,566	29,003
Equity Securities	5,597	5,597	—	5,597	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,372	4,372	—	4,372	—
Net Loans	3,418,771	3,275,415	—	—	3,275,415
Accrued Interest Receivable	15,520	15,520	—	15,520	—
Derivative Assets	7,935	7,935	—	7,935	—
Deposits	3,939,469	3,937,255	—	3,937,255	—
Borrowings	4,265	3,998	—	3,998	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	4,910	4,910	—	4,910	—
Derivative Liabilities	3,484	3,484	—	3,484	—

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

The following table depicts the fair value adjustment recorded related to the notional amount of derivatives, not designated as hedging instruments, outstanding as well as the notional amount of the interest rate swap agreements:

Derivatives Not Designated as Hedging Instruments - Interest Rate Swap Agreements
	September 30, 2026	December 31, 2025
Fair value adjustment included in other assets	$4,476	$3,343
Fair value adjustment included in other liabilities	4,476	3,343
Notional amount	115,228	118,602

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	September 30, 2026	December 31, 2025
Fair value adjustment included in other assets	$376	$148

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Amount of gain (loss) recognized in AOCI	$47	$142	$611	$(540)
Amount of gain reclassified from AOCI interest expense	135	342	383	866

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
In the third quarter of 2025, Arrow voluntarily terminated these swaps as part of Arrow's ongoing interest-rate risk management and concurrently entered into two new pay-fixed, receive-variable longer termed swaps with lower fixed rates and identical notional amounts. The benefit of the lower fixed rates will be partially offset by early termination fees of $1.4 million that will be amortized over the life of the terminated swaps. In the table below, the $324 thousand year-to-date loss and $172 thousand quarter-to-date loss, reclassified from AOCI interest expense includes $929 thousand year-to-date September 30, 2026 and $313 thousand quarter-to-date September 30, 2026 of amortized loss related to these terminated swaps. There was no amortized loss related to these terminated swaps for the three and nine months ended September 30, 2025.
In the third quarter of 2026, Arrow voluntarily terminated the $75 million swap and partially terminated $50 million of the $100 million swap as part of Arrow's liquidity management.
For derivatives that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period in which the hedged forecasted transaction affects earnings. During the quarter ended September 30, 2026, certain forecasted transactions associated with previously designated cash flow hedges became probable of not occurring within the originally specified time period or within the subsequent two-month period. Accordingly, Arrow reclassified the related amounts from accumulated other comprehensive income (loss) into earnings, including a gain of $1.1 million and a loss of $388 thousand.

The following tables indicate the effect of cash flow hedge accounting on accumulated other comprehensive income (“AOCI”) and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	September 30, 2026	December 31, 2025
Fair value adjustment included in other liabilities	$—	$141
Fair value adjustment included in other assets	642	11

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Amount of gain (loss) recognized in AOCI	$274	$184	$2,249	$(554)
Amount of gain reclassified from AOCI interest expense	668	44	344	91

In 2019, Arrow entered into interest rate swaps to synthetically fix the variable rate interest payments associated with $20 million in outstanding subordinated trust securities. These agreements are designated as cash flow hedges.
The following tables indicate the effect of cash flow hedge accounting on AOCI and on the consolidated statement of income.

Derivatives Designated as Hedging Instruments - Cash Flow Hedge Agreements
	September 30, 2026	December 31, 2025
Fair value adjustment included in other assets	$5,392	$4,433

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Amount of gain (loss) recognized in AOCI	$824	$(864)	$632	$(1,206)
Amount of (loss) gain reclassified from AOCI to interest expense	(54)	(686)	(327)	(269)

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

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2026

NOTE ON TERMINOLOGY
In this Report, the terms "Arrow," "the registrant," "the Company," "we," "us," and "our" generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. At certain points in this Report, Arrow's performance is compared with that of the Company's "peer group" of financial institutions. Unless otherwise specifically stated, the peer group for the purposes of this Report is comprised of the group of 207 domestic bank holding companies with $3 to $10 billion in total consolidated assets as identified in the FRB’s "Bank Holding Company Performance Report" for June 30, 2026 (the most recent such report currently available), and peer group data contained herein has been derived from such report.

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
The banking subsidiary is Arrow Bank National Association® ("Arrow Bank™") whose main office is located in Glens Falls, New York. Active subsidiaries of Arrow Bank include Upstate Agency, LLC (an insurance agency that sells property and casualty insurance and also specializes in selling and servicing group health care policies and life insurance), North Country Investment Advisers, Inc. (a registered investment adviser that provided investment advice to Arrow's proprietary mutual fund until the fund was transferred to a new investment advisor in the first half of 2025), Adirondack Insurance Services, Inc., which operates as an independent insurance agency that represents several different insurance companies to offer competitive personal and business insurance products and Arrow Properties, Inc. (a real estate investment trust, or REIT). Arrow also directly owns four subsidiary business trust to issue trust preferred securities (TRUPs), a portion of which are still outstanding.

Adirondack Bancorp, Inc. Merger: On July 1, 2026, the Company completed its acquisition of Adirondack Bancorp, Inc. (“Adirondack”), the holding company of Adirondack Bank, a New York state-chartered financial institution with branch locations spanning Oneida, Franklin, Essex, Herkimer and Clinton counties, and a loan production office in Onondaga County. As a result of the transaction, Adirondack merged with and into Arrow and Adirondack Bank merged with and into Arrow Bank (the "Acquisition").. The Acquisition expanded the Company's presence across the Upstate and Central New York area, with the addition of 20 locations.

On the Acquisition date, each share of Adirondack’s common stock was converted into the right to receive 1.8610 shares of the Company’s common stock and $18.72 in cash. Arrow issued approximately 1.98 million shares of its common stock with an acquisition-date fair value of approximately $81.2 million and paid approximately $19.9 million in cash. The fair value of the common stock issued was determined using Arrow’s opening common-stock price of $41.06 per share on July, 1 2026. In total the Company issued 1.98 million shares of its common stock, representing 9.65% of the Company’s outstanding shares of common stock subsequent to the issuance of the shares related to the Acquisition.

The merger was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $44.7 million and was recorded as goodwill.

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
•Arrow operates in a highly regulated industry and faces risks associated with noncompliance. Federal banking statutes and regulations could change in the future, which may adversely affect Arrow.
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

USE OF FINANCIAL MEASURES
The SEC has adopted Regulation G, which applies to all public disclosures made by registered companies that contain “non-GAAP financial measures.”  "GAAP" refers to generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required.  The following measures used in this Report, which are commonly utilized by financial institutions, have not been specifically exempted by the SEC and may constitute "non-GAAP financial measures" within the meaning of the SEC's rules. The Company believes that the non-GAAP financial measures disclosed from time-to-time are useful in evaluating Arrow's performance and that such information should be considered as supplemental in nature, and not as a substitute for or superior to, the related financial information prepared in accordance with GAAP. Arrow's non-GAAP financial measures may differ from similar measures presented by other companies. A reconciliation of non-GAAP financial measures to the closest comparable GAAP financial measures is included on page 44 of this Report. Non-GAAP measures used in this Report, which are commonly utilized by financial institutions, include the following.

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

Tangible Equity and Book Value per Share: Tangible equity is total stockholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total stockholders’ equity including intangible assets divided by total shares issued and outstanding.

Non-GAAP Reconciliations and Financial Measures
Non-GAAP Financial Measures Reconciliation: Tangible Equity, Tangible Book Value per Share and Return on Tangible Equity exclude goodwill and other intangible assets, net from total equity. The income statement numbers are for the quarter ended September 30, 2026, December 31, 2025 and September 30, 2025. These are non-GAAP financial measures which Arrow believes provide investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 42.

	9/30/2026	12/31/2025	9/30/2025
Total Stockholders' Equity (GAAP)	$515,092	$431,852	$417,687
Less: Goodwill and Other Intangible assets, net	88,192	25,530	25,594
Tangible Equity (Non-GAAP)	$426,900	$406,322	$392,093

Period End Shares Outstanding	18,535	16,445	16,438
Tangible Book Value per Share (Non-GAAP)	$23.03	$24.71	$23.85
Net Income	5,700	14,013	12,825
Return on Average Tangible Equity (Net Income/Tangible Equity - Annualized)	5.08%	13.92%	13.13%

Non-GAAP Financial Measures Reconciliation: Net Interest Margin, Tax-Equivalent is the ratio of our annualized tax-equivalent net interest income to average earning assets. The income statement numbers are for the quarter ended September 30, 2026, December 31, 2025 and September 30, 2025. This is also a non-GAAP financial measure which Arrow believes provides investors with information that is useful in understanding our financial performance. See "Use of Non-GAAP Financial Measures" on page 42.

	9/30/2026	12/31/2025	9/30/2025
Interest Income (GAAP)	$68,075	$54,610	$53,598
Add: Tax-Equivalent adjustment (Non-GAAP)	148	114	121
Interest Income - Tax Equivalent (Non-GAAP)	$68,223	$54,724	$53,719
Net Interest Income (GAAP)	$48,733	$35,143	$34,131
Add: Tax-Equivalent adjustment (Non-GAAP)	148	114	121
Net Interest Income - Tax Equivalent (Non-GAAP)	$48,881	$35,257	$34,252
Average Earning Assets	5,089,406	4,302,305	4,199,115
Net Interest Margin (Non-GAAP)*	3.81%	3.25%	3.24%

* Quarterly ratios have been annualized.

Non-GAAP Financial Measures: Financial Institutions often use the "efficiency ratio", a non-GAAP ratio, as a measure of expense control. Arrow believes that the efficiency ratio provides investors with information that is useful in understanding our financial performance. Arrow defines efficiency ratio as the ratio of our non-interest expense to our net gross income (which equals tax-equivalent net interest income plus non-interest income, as adjusted). The income statement numbers are for the quarter ended September 30, 2026, December 31, 2025 and September 30, 2025. There is no GAAP financial measure that is closely comparable to the efficiency ratio. See "Use of Non-GAAP Financial Measures" on page 42.

Efficiency Ratio Calculation:	9/30/2026	12/31/2025	9/30/2025
Non-Interest Expense	$51,828	$25,804	$25,433
Less: Intangible Asset Amortization	812	74	76
Net Non-Interest Expense	$51,016	$25,730	$25,357
Net Interest Income, Tax-Equivalent	$48,881	$35,257	$34,252
	11,415	8,268	8,716
Less: Net Gain (Loss) on Securities	114	(127)	392
Net Gross Income	$60,182	$43,652	$42,576
Efficiency Ratio	84.77%	58.94%	59.56%

Adjustments for Certain Items of Income or Expense:  In addition to our regular use in our public filings and disclosures of the various non-GAAP measures commonly utilized by financial institutions discussed above, we also may elect from time to time, in connection with our presentation of various financial measures prepared in accordance with GAAP, such as net income, earnings per share (i.e., EPS), return on average assets (i.e., ROA), and return on average equity (i.e., ROE), to additionally provide certain comparative disclosures that adjust these GAAP financial measures, typically by removing therefrom the impact of certain transactions or other material items of income or expense that are unusual or unlikely to be repeated.  Arrow does so only if it believes that inclusion of the resulting non-GAAP financial measures may improve the average investor's understanding of Arrow's results of operations by separating out items that have a disproportional positive or negative impact on the particular period in question or by otherwise permitting a better comparison from period-to-period in the results of operations with respect to Arrow's fundamental lines of business, including the commercial banking business.

OVERVIEW

The following discussion and analysis focuses on and reviews the results of operations for the three months ended September 30, 2026 and September 30, 2025 and the financial conditions as of September 30, 2026 and December 31, 2025. The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the Unaudited Interim Consolidated Financial Statements and other financial data presented elsewhere in this Report. When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

Summary of Q3 2026 Financial Results: Net income for the third quarter of 2026 was $5.7 million compared to $12.8 million in the third quarter of 2025. Compared to the third quarter of 2025, net income decreased primarily due to an increase in non-interest expense of $26.4 million, which included merger-related expenses of $15.6 million, partially offset by an increase in net interest income of $14.6 million and an increase of non-interest income of $2.7 million.
Net interest income for the quarter increased by $14.6 million, or 42.8%, from the third quarter of 2025. Interest and fees on loans were $58.9 million for the third quarter of 2026, an increase from $46.8 million for the quarter ended September 30, 2025, primarily due to loan growth, including acquired loans, and higher loan yields. Interest expense for the third quarter of 2026 was $19.3 million, a decrease of $0.1 million versus the comparable quarter ended September 30, 2025, primarily due a decrease in the average cost of interest-bearing liabilities of 36 basis points offset by an increase in the average balance of interest-bearing liabilities of $536.2 million.
Net interest margin increased 58 basis points in the third quarter of 2026 to 3.80%, from 3.22% during the third quarter of 2025. On an FTE basis, net interest margin increased to 3.81% in the third quarter of 2026 from 3.24% during the third quarter of 2025. Average earning asset yields were 25 basis points higher as compared to the third quarter of 2025. The average cost of interest-bearing liabilities decreased 36 basis points from the quarter ended September 30, 2025. The increase in net interest margin compared to the third quarter of 2025 was primarily the result of the Acquisition, which included lower costing deposit balances, while loan yields continued to expand. Net interest margin also benefitted by 14 basis points, comprised of 9 basis points related to the net accretion of purchase accounting adjustments and 5 basis points on the accretion of the acquired investment portfolio. See the disclosure on page 42 related to the use of non-GAAP financial measures.
Total non-interest income in the current quarter was $11.4 million, an increase of $2.7 million from the third quarter of 2025. Fee income increased $1.4 million compared to the third quarter of 2025, primarily a result of services to customers from the Acquisition. Other operating income increased $1.5 million compared to the third quarter of 2025, primarily due to an increase in bank-owned life insurance income and a gain on the termination of a portion of the cash flow hedges, as the Acquisition enabled a change to Arrow's asset-liability management strategy.
Non-interest expense for the third quarter of 2026 was $51.8 million, an increase of $26.4 million, or 103.8%, from the third quarter of 2025. Salaries and benefit expenses increased $5.1 million, or 35.2%, from the prior year comparable quarter as a result of overall growth in the organization, including an increase in headcount from the Acquisition, and annual merit increases. Technology expenses in the third quarter increased $2.0 million, or 40.6%, from the third quarter of 2025, primarily due to the cost of operating two core systems after the Acquisition. The core system conversion is scheduled for November 7 and 8, 2026. Occupancy expenses increased $898 thousand due to utility and building maintenance costs for 20 new locations from the Acquisition. Other operating expense increased $18.2 million from the prior year comparable quarter primarily as a result of $15.6 million of merger-related expenses, core deposit intangible amortization, and other operating expenses due to the Acquisition.
The provision for income taxes and effective tax rate were $1.2 million and 16.8%, respectively, for the third quarter of 2026, and $3.8 million and 22.7%, respectively, for the third quarter of 2025. The effective tax rate for the third quarter of 2026 reflects tax credits recognized from energy production tax credit purchases and the impact of closing the Acquisition.
Total assets were $5.5 billion at September 30, 2026, an increase of $1.1 billion, or 24.8%, as compared to December 31, 2025. For the third quarter of 2026, the increase in total assets was primarily attributable to the Acquisition and organic loan growth.
Total investments were $693.6 million as of September 30, 2026, an increase of $120.8 million, or 21.1%, compared to December 31, 2025. The increase from December 31, 2025 was driven primarily by the Acquisition, partially offset by the subsequent sale of $73 million of investments as well as additional paydowns and maturities. There were no material credit quality issues related to the investment portfolio.
Total loans were $4.1 billion as of September 30, 2026, an increase of $691.5 million, or 20.0%, compared to December 31, 2025. The increase was driven by $608.0 million of gross new loans from the Acquisition, reduced by a $21.0 million non-credit related discount, and approximately $104.5 million in organic loan growth.
At September 30, 2026, deposit balances were $4.7 billion, an increase of $799.4 million from December 31, 2025. The increase was primarily attributable to $926.9 million of new deposits from the Acquisition and growth in municipal deposits due to seasonality, offset by $300 million of brokered CDs replaced by lower costing FHLB borrowings.
The changes in net income, net interest income and net interest margin between the three and nine month periods are discussed in detail under the heading "RESULTS OF OPERATIONS," beginning on page 61.

Regulatory Capital and Change in Stockholders' Equity: At September 30, 2026, Arrow continued to exceed all required minimum capital ratios under the current bank regulatory capital rules as implemented under Dodd-Frank (the "Capital Rules") at both the holding company and bank levels.  At that date, Arrow Bank continues to qualify as "well-capitalized" under the capital classification guidelines as defined by the Capital Rules. Because of continued profitability and strong asset quality, the regulatory capital levels throughout recent years have consistently remained well in excess of the various required regulatory minimums in effect.
Stockholders’ equity was $515.1 million at September 30, 2026, an increase of $83.2 million, or 19.3%, from the December 31, 2025 level of $431.9 million. The increase in stockholders' equity over the first nine months of 2026 principally reflected the following factors: the addition of (i) $81.2 million of treasury shares issued related to the Acquisition., (ii) $30.1 million of net income for the period and (iii) the issuance of $3.2 million of common stock through employee benefit plans, reduced by (iv) other comprehensive loss of $14.3 million, (v) cash dividends of $15.5 million and (vi) $1.5 million in other treasury stock purchases related to stock based compensation. The components of the change in stockholders’ equity since year-end 2025 are presented in the Consolidated Statements of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the next section.
At September 30, 2026, book value per share was $27.79, up 5.8% from year-end 2025. Tangible book value per share was $23.03, a decrease of $1.68, or 6.80%, from December 31, 2025. See the disclosure on page 42 related to the use of non-GAAP financial measures.
In the third quarter of 2026, Arrow paid a quarterly cash dividend of $0.30 per share.

Loan Quality: Net charge-offs, expressed as an annualized percentage of average loans outstanding, were 0.21% for the three-month period ended September 30, 2026, an increase from 0.08% for the three-month period ended December 31, 2025.
The allowance for credit losses was $41.1 million as of September 30, 2026, which represented 0.99% of loans outstanding, as compared to $34.3 million, or 0.99% of loans outstanding, at December 31, 2025. .
Nonperforming loans were $12.5 million at September 30, 2026, representing 0.30% of period-end loans, an increase from $8.5 million at December 31, 2025, representing 0.24% of period-end loans. Nonperforming assets of $12.7 million at September 30, 2026 represented 0.23% of period-end assets, up from 0.20% of period-end assets at December 31, 2025.

Loan Segments: As of September 30, 2026, including the fair value adjustments associated with derivatives and purchase accounting, total loans increased by $691.5 million, or 20.0%, as compared to the balance at December 31, 2025. The increase included approximately $587 million of acquired loans. The largest increase was in the commercial and commercial real estate loans portfolio which increased by $341.5 million, or 34.7%, from December 31, 2025. Consumer loans, primarily comprised of automobile loans, increased $24.1 million. The residential real estate loan portfolio increased $326.0 million, or 23.4%.

•Commercial and Commercial Real Estate Loans: Combined, these loans comprised 32.0% of the total loan portfolio at September 30, 2026. Commercial loans are extended to businesses primarily located in Arrow's regional market area. There are no commercial real estate loans in major metropolitan areas. In addition, only approximately 2% of the total loan portfolio is composed of office related property at September 30, 2026. Retail loans were approximately 3% of the total loan portfolio and hotels and motels were approximately 4% of the total loan portfolio at September 30, 2026. Commercial property values in Arrow's region have largely remained stable. Appraisals on nonperforming and watched commercial real estate loan properties are updated as necessary, usually when the loan is downgraded or when there has been significant market deterioration since the last appraisal.
•Consumer Loans: These loans comprised 26.6% of the total loan portfolio at period-end. Consumer automobile loans at September 30, 2026, were 99.2% of this portfolio segment. The vast majority of automobile loans are initiated through automobile dealers. Inflation and the uncertain economic environment may limit the potential growth in this category.
•Residential Real Estate Loans: These loans, including home equity loans, made up 41.5% of the total loan portfolio at September 30, 2026. Demand for residential real estate has continued to remain strong. Arrow originated nearly all of the residential real estate loans currently held in the loan portfolio and applies conservative underwriting standards. Arrow may sell a portion of the residential real estate mortgage originations into the secondary market. The ratio of the sales of originations to total originations tends to fluctuate from period to period based on market conditions and other factors such as prevailing mortgage rates, other lending opportunities, capital and liquidity needs, and the availability of a market for such transactions.

Liquidity and Access to Credit Markets: Arrow has not experienced, nor is it currently experiencing, any liquidity events. Arrow’s liquidity position should provide the necessary flexibility to address any unexpected near-term liquidity needs. Interest-earning cash balances at September 30, 2026 were $325.6 million compared to $185.1 million at December 31, 2025. Contingent lines of credit are also available. Operating collateralized lines of credit are established and available through the FHLBNY, FRB and other bank lines totaling approximately $1.5 billion. The general terms of Arrow's lines of credit have not changed significantly in recent periods (see the general liquidity discussion on page 59). Historically, Arrow has principally relied on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source of funds (the main liability-based sources are an overnight borrowing arrangement with correspondent banks, an arrangement for overnight borrowing and term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the FRB discount window). Regular liquidity stress tests and tests of the contingent liquidity plan are performed to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity crises.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Quarter Ended:	September 30, 2026			September 30, 2025
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Earning Deposits at Banks	$211,383	$1,962	3.68%	$200,251	$2,245	4.45%
Investment Securities:
Fully Taxable	695,702	6,059	3.46	509,599	4,066	3.17
Exempt from Federal Taxes	74,927	1,158	6.13	64,481	455	2.80
Loans (1)	4,107,394	58,896	5.69	3,424,784	46,832	5.43
Total Earning Assets (1)	5,089,406	68,075	5.31	4,199,115	53,598	5.06
Allowance for Credit Losses	(41,602)			(34,143)
Cash and Due From Banks	40,281			33,984
Other Assets	319,050			200,859
Total Assets	$5,407,135			$4,399,815
Deposits:
Interest-Bearing Checking Accounts	$1,030,495	2,567	0.99	$848,622	2,160	1.01
Savings Deposits	1,819,689	9,472	2.07	1,492,204	9,534	2.53
Time Deposits over $250,000	235,470	1,612	2.72	177,826	1,695	3.78
Other Time Deposits	377,104	3,089	3.25	644,598	5,859	3.61
Total Interest-Bearing Deposits	3,462,758	16,740	1.92	3,163,250	19,248	2.41
Borrowings	234,103	2,230	3.78	5,583	—	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	28,248	326	4.58	20,000	173	3.43
Finance Leases	4,874	46	3.74	4,956	46	3.68
Total Interest-Bearing Liabilities	3,729,983	19,342	2.06	3,193,789	19,467	2.42
Noninterest-Bearing Deposits	1,103,788			750,471
Other Liabilities	42,503			42,497
Total Liabilities	4,876,274			3,986,757
Stockholders’ Equity	530,861			413,058
Total Liabilities and Stockholders’ Equity	$5,407,135			$4,399,815
Net Interest Income		$48,733			$34,131
Net Interest Spread			3.25%			2.64%
Net Interest Margin			3.80%			3.22%

(1) Includes Nonaccrual Loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(GAAP Basis)
(Dollars In Thousands)

Year to Date Period Ended:	September 30, 2026			September 30, 2025
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Earning Deposits at Banks	$174,857	$4,837	3.70%	$164,114	$5,488	4.47%
Investment Securities:
Fully Taxable	593,943	15,305	3.45	502,075	11,464	3.05
Exempt from Federal Taxes	68,091	2,141	4.20	80,628	1,603	2.66
Loans (1)	3,674,013	153,203	5.58	3,415,401	136,982	5.36
Total Earning Assets (1)	4,510,904	175,486	5.20	4,162,218	155,537	5.00
Allowance for Credit Losses	(36,786)			(34,359)
Cash and Due From Banks	33,506			31,598
Other Assets	251,971			193,174
Total Assets	$4,759,595			$4,352,631
Deposits:
Interest-Bearing Checking Accounts	$906,273	6,829	1.01	$844,774	5,904	0.93
Savings Deposits	1,663,027	27,121	2.18	1,500,944	28,384	2.53
Time Deposits of $250,000 or More	174,373	3,860	2.96	181,291	5,232	3.86
Other Time Deposits	507,870	12,829	3.38	625,557	17,181	3.67
Total Interest-Bearing Deposits	3,251,543	50,639	2.08	3,152,566	56,701	2.40
Borrowings	121,768	3,249	3.57	12,455	167	1.79
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	22,780	666	3.91	20,000	513	3.43
Finance Leases	4,895	138	3.77	4,977	135	3.63
Total Interest-Bearing Liabilities	3,400,986	54,692	2.15	3,189,998	57,516	2.41
Noninterest-Bearing Deposits	845,547			710,404
Other Liabilities	40,859			44,203
Total Liabilities	4,287,392			3,944,605
Stockholders’ Equity	472,203			408,026
Total Liabilities and Stockholders’ Equity	$4,759,595			$4,352,631
Net Interest Income		$120,794			$98,021
Net Interest Spread			3.05%			2.59%
Net Interest Margin			3.58%			3.15%

(1) Includes Nonaccrual Loans.

Net Interest Income Rate and Volume Analysis
(GAAP Basis)
(Dollars In Thousands)
	Quarter ended September 30, 2026 compared to quarter ended September 30, 2025 Increase (Decrease)			Nine months ended September 30, 2026 compared to nine months ended September 30, 2025 Increase (Decrease)
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Deposits at Banks	$1,345	$(1,628)	$(283)	$695	$(1,346)	$(651)
Investment Securities:
Fully Taxable	(25)	2,018	1,993	1,465	2,376	3,841
Exempt from Federal Taxes	(1,792)	2,495	703	(511)	1,049	538
Loans	1,385	10,679	12,064	8,138	8,083	16,221
Total Interest and Dividend Income	913	13,564	14,477	9,787	10,162	19,949
Interest Expense:
Deposits:
Interest-Bearing Checking Accounts	613	(206)	407	200	725	925
Savings Deposits	8,309	(8,371)	(62)	4,558	(5,821)	(1,263)
Time Deposits over $250,000	2,413	(2,496)	(83)	197	(1,569)	(1,372)
Other Time Deposits	(1,412)	(1,358)	(2,770)	(2,879)	(1,473)	(4,352)
Total Interest-Bearing Deposits	9,923	(12,431)	(2,508)	2,076	(8,138)	(6,062)
Borrowings	(6,619)	8,849	2,230	915	2,167	3,082
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	(172)	325	325	44	109	153
Finance Leases	(3)	3	—	(4)	7	3
Total Interest Expense	3,129	(3,254)	(125)	3,031	(5,855)	(2,824)
Net Interest Income	$(2,216)	$16,818	$14,602	$6,756	$16,017	$22,773

CHANGE IN FINANCIAL CONDITION
Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End
	9/30/2026	12/31/2025	$ Change From December	% Change From December (not annualized)
Interest-Earning Bank Balances	$325,600	$185,051	$140,549	76.0%
Securities Available-for-Sale	609,085	495,868	113,217	22.8%
Securities Held-to-Maturity	64,258	66,975	(2,717)	(4.1)%
Equity Securities	6,011	5,597	414	7.4%
Loans (1)	4,144,587	3,453,093	691,494	20.0%
Allowance for Credit Losses	41,131	34,322	6,809	19.8%
Earning Assets (1)	5,163,761	4,210,956	952,805	22.6%
Total Assets	$5,547,054	$4,445,862	$1,101,192	24.8%
Noninterest-Bearing Deposits	$1,137,492	$722,374	$415,118	57.5%
Interest-Bearing Checking Accounts	1,154,313	862,192	292,121	33.9%
Savings Deposits	1,839,409	1,557,638	281,771	18.1%
Time Deposits over $250	229,694	155,802	73,892	47.4%
Other Time Deposits	377,989	641,463	(263,474)	(41.1)%
Total Deposits	$4,738,897	$3,939,469	$799,428	20.3%
Borrowings	$185,190	$4,265	$180,925	4,242.1%
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	28,248	20,000	8,248	41.2%
Stockholders' Equity	515,092	431,852	83,240	19.3%
(1) Includes Nonaccrual Loans.

Changes in Earning Assets: The change in earning assets was primarily due to an increase in the loan portfolio. The loan portfolio at September 30, 2026, was $4.1 billion, an increase of $691.5 million, or 20.0%, from December 31, 2025. The following trends were experienced in our largest segments:
•Commercial and commercial real estate loans: This segment of the loan portfolio increased by $341.5 million, or 34.7%, during the first nine months of 2026. In the first nine months of 2026, loans primarily increased due to $310 million of loans acquired from the Acquisition. as well as other factors including the strength of the local economy and expanding customer relationships.
•Consumer loans: As of September 30, 2026, these loans, primarily auto loans originated through dealerships in New York and Vermont, increased by $24.1 million, or 2.2%, from the December 31, 2025 balance. Inflation, high interest rates and prepayment/refinancing activity may slow demand.
•Residential real estate loans: This segment increased during the first nine months of 2026 by $326.0 million, or 23.4%. The Acquisition added $271 million of residential real estate loans. Overall economic conditions, including the level of interest rates may impact future origination levels.

Changes in Sources of Funds: Deposit balances reached $4.7 billion, an increase of $799.4 million, or 20.3% from December 31, 2025. The increase from December 31, 2025 was primarily due to $930 million of deposits acquired as part of the Acquisition. The net increase was offset by the replacement of $300 million of brokered CDs with lower-costing FHLB term advances. The borrowings are used with the cash flow hedge to lower the overall cost of funds for the Bank. In addition, balances were affected by seasonality of municipal deposits. Noninterest-bearing deposits represented 24.0% of total deposits at September 30, 2026, compared to 18.3% of total deposits on December 31, 2025. At September 30, 2026, total time deposits were $607.7 million. Municipal deposits increased $131.5 million, or 16.7% from December 31, 2025.

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
Arrow uses reciprocal deposits for a select group of municipalities to reduce the amount of investment securities required to be pledged as collateral for municipal deposits where municipal deposits in excess of the FDIC insurance coverage limits were transferred to other participating banks, divided into portions so as to qualify for FDIC insurance coverage at each transferee bank. In return, reciprocal amounts are transferred to Arrow in equal amounts of deposits from the participant banks. The balances of reciprocal deposits were $718.5 million and $614.9 million at September 30, 2026 and December 31, 2025, respectively.

Uninsured Deposits: Arrow's deposit base includes both insured and uninsured deposits. Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances were estimated to be $1.6 billion and $917.6 million at September 30, 2026 and December 31, 2025, respectively.

The maturities of time deposits of $250,000 or more at September 30, 2026 are presented below. (Dollars in Thousands)

Maturing in:
Under Three Months	$96,689
Three to Six Months	59,012
Six to Twelve Months	25,903
Over 12 Months	48,090
Total	$229,694

FINANCIAL CONDITION
Investment Portfolio Trends
The table below presents the changes in the period-end balances for AFS and HTM securities from December 31, 2025 to September 30, 2026 (in thousands):

	(Dollars in Thousands)
	Fair Value at Period-End			Net Unrealized Gains (Losses) For Period Ended
	9/30/2026	12/31/2025	Change	9/30/2026	12/31/2025	Change
Securities Available-for-Sale:
U.S. Treasury Securities	$76,926	$80,563	$(3,637)	$(1,779)	$2,127	$(3,906)
U.S. Agency Securities	44,187	24,816	19,371	(342)	(184)	(158)
State and Municipal Obligations	10,602	200	10,402	(306)	—	(306)
Mortgage-Backed Securities	412,364	366,681	45,683	(36,135)	(19,085)	(17,050)
Corporate and Other Debt Securities	26,081	23,608	2,473	(169)	108	(277)
Small Business Admin Securities	38,925	—	38,925	667	—	667
Total	$609,085	$495,868	$113,217	$(38,064)	$(17,034)	$(21,030)

Securities Held-to-Maturity:
State and Municipal Obligations	$61,434	$62,546	$(1,112)	$(314)	$(324)	$10
Mortgage-Backed Securities	2,432	4,023	(1,591)	(78)	(82)	4
Total	$63,866	$66,569	$(2,703)	$(392)	$(406)	$14

The table below presents the weighted average yield for AFS and HTM securities, at amortized cost, as of September 30, 2026 (in thousands).

	September 30, 2026
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-for-Sale:
U.S. Treasury Securities	$—	—%	$73,650	4.4%	$5,055	4.1%	$—	—%	$78,705	4.4%
U.S. Agency Securities	29,414	3.1%	15,115	4.2%	—	—%	—	—%	44,529	3.5%
State and Municipal Obligations	3,849	3.7%	6,405	4.5%	654	4.2%	—	—%	10,908	4.2%
Mortgage-Backed Securities	1,839	4.5%	57,653	3.2%	81,151	2.2%	307,856	3.8%	448,499	3.4%
Corporate and Other Debt Securities	—	—%	1,000	6.7%	25,250	6.8%	—	—%	26,250	6.8%
Small Business Admin Securities	106	4.0%	4,335	6.4%	8,522	4.8%	26,437	4.9%	39,400	5.1%
Total	$35,208	3.2%	$158,158	4.0%	$120,632	3.4%	$334,293	3.9%	$648,291	3.8%

Securities Held-to-Maturity:
State and Municipal Obligations	$50,910	4.2%	$9,746	4.5%	$1,092	4.4%	$—	—%	$61,748	4.2%
Mortgage-Backed Securities	—	—%	1,600	2.4%	—	—%	910	2.5%	2,510	2.4%
Total	$50,910	4.2%	$11,346	4.2%	$1,092	4.4%	$910	2.5%	$64,258	4.2%

At September 30, 2026, Arrow's securities portfolios did not include, directly or indirectly, obligations of foreign governments or governmental agencies of foreign issuers.
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

Investment Sales, Purchases and Maturities
In the three and nine months ended September 30, 2026, Arrow sold $73.3 million of investment securities. There were no sales of investment securities during the nine month periods ended September 30, 2025.

The following table summarizes purchases of investment securities within the AFS and HTM portfolios for the three and nine month periods ended September 30, 2026 and 2025, as well as proceeds from the maturity and calls of investment securities within each portfolio for the respective periods presented:

(In Thousands)	Three Months Ended		Nine Months Ended
Purchases:	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Available-for-Sale Portfolio
U.S. Agency Securities	$—	$—	$—	$—
Mortgage-Backed Securities	1,931	40,158	40,402	74,781
Other	—	8,000	2,750	13,000
Total Purchases	$1,931	$48,158	$45,083	$87,781

Maturities & Calls	$74,233	$13,754	$110,963	$82,191

Sales	$73,305	$—	$73,305	$—

(In Thousands)	Three Months Ended		Nine Months Ended
Purchases:	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Held-to-Maturity Portfolio
State and Municipal Obligations	$2,633	$3,560	$24,652	$10,130

Maturities & Calls	$8,968	$11,624	$32,453	$45,556

Loan Trends
The following three tables present the quarterly average balances by loan type, the percentage of total loans represented by each loan type and the annualized yield of each loan category for each specified period:

Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2026	9/30/2025
Commercial	$250,921	$161,445
Commercial Real Estate	1,059,027	807,276
Consumer	1,096,556	1,098,088
Residential Real Estate	1,700,890	1,357,975
Total Loans	$4,107,394	$3,424,784

Percentage of Total Quarterly Average Loans

	Quarter Ended
	9/30/2026	9/30/2025
Commercial	6.1%	4.7%
Commercial Real Estate	25.8%	23.6%
Consumer	26.7%	32.1%
Residential Real Estate	41.4%	39.6%
Total Loans	100.0%	100.0%

Quarterly Yield on Loans

	Quarter Ended
	9/30/2026	9/30/2025
Commercial	5.89%	5.89%
Commercial Real Estate	5.98%	5.38%
Consumer	6.34%	6.24%
Residential Real Estate	5.04%	4.77%
Total Loans	5.69%	5.43%

Market rates have fluctuated which impacts new loan yields for fixed rate loans, and variable loan yields as these loans reach their repricing dates.

The table below shows the maturity schedule of loans outstanding as of September 30, 2026 classified by loan category (in thousands):

	September 30, 2026
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Commercial	$57,253	$108,630	$88,513	$2,178	$256,574
Commercial Real Estate	256,932	487,190	302,304	22,466	1,068,892
Consumer	11,942	583,636	502,986	1,497	1,100,061
Residential Real Estate	166,520	267,361	379,880	905,299	1,719,060
Total	$492,647	$1,446,817	$1,273,683	$931,440	$4,144,587

The following table presents an analysis of the interest rate sensitivity of our commercial, commercial real estate, consumer and residential real estate loan portfolios due after one year as of September 30, 2026 and according to fixed interest rates and variable interest rates:

		September 30, 2026
		Adjustable Interest Rate*	Fixed Interest Rate	Total
Commercial		$84,687	$171,887	$256,574
Commercial Real Estate		748,877	320,015	1,068,892
Consumer		1,800	1,098,261	1,100,061
Residential Real Estate		552,187	1,166,873	1,719,060
Total loans due after one year	*	$1,387,551	$2,757,036	$4,144,587
* Adjustable interest rate loans include both residential ARMs and CRE loans with a future rate reset. Of the balance stated, approximately $500 million will reprice in the next 12 months

Maintenance of High Quality Credit in the Loan Portfolio: There have been no material fluctuations in the quality of the loan portfolio. In general, residential real estate loans have historically been underwritten to secondary market standards and Arrow has not engaged in subprime mortgage lending. Similarly, high underwriting standards have been applied to the commercial, commercial real estate and indirect lending program as well.

Commercial Loans and Commercial Real Estate Loans: Commercial and commercial real estate loans in the loan portfolio were extended to businesses or borrowers primarily located in Arrow's regional markets. There are no commercial real estate loans in major metropolitan areas. Approximately 2% of the loan portfolio are comprised of office related property. Retail loans were approximately 3% of the loan portfolio and hotels and motels were approximately 4% of the portfolio as of September 30, 2026. A portion of the loans in the commercial portfolio have variable rates tied to market indices, such as Prime, SOFR or FHLBNY.

Consumer Loans: At September 30, 2026, consumer loans continue to be a significant component of Arrow's business, comprising approximately 27% of the total loan portfolio.
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

Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2026	9/30/2025
Noninterest-Bearing Deposits	$1,103,788	$750,471
Interest-Bearing Checking Accounts	1,030,495	848,622
Savings Deposits	1,819,689	1,492,204
Time Deposits over $250	235,470	177,826
Other Time Deposits	377,104	644,598
Total Deposits	$4,566,546	$3,913,721

	Quarter Ended
	9/30/2026	9/30/2025
Non-Municipal Deposits	$3,488,668	$3,092,183
Municipal Deposits	1,077,878	821,538
Total Deposits	$4,566,546	$3,913,721

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	9/30/2026	9/30/2025
Noninterest-Bearing Deposits	24.2%	19.2%
Interest-Bearing Checking Accounts	22.6%	21.7%
Savings Deposits	39.8%	38.1%
Time Deposits over $250	5.2%	4.5%
Other Time Deposits	8.3%	16.5%
Total Deposits	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ended
	9/30/2026	9/30/2025
Demand Deposits	—%	—%
Interest-Bearing Checking Accounts	0.99%	1.01%
Savings Deposits	2.07%	2.53%
Time Deposits over $250	2.72%	3.78%
Other Time Deposits	3.25%	3.61%
Total Deposits	1.45%	1.95%

In the third quarter of 2026, the targeted Federal Funds rate rose 25 basis points. Future rate increases or cuts are difficult to determine. See Part I, Item 3, entitled "Quantitative and Qualitative Disclosures About Market Risk," on page 65 for further discussion.
Non-Deposit Sources of Funds
$28 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts listed on the consolidated balance sheet as of September 30, 2026 (i.e., previously issued TRUPs) will, subject to certain limits, continue to qualify as Tier 1 regulatory capital for Arrow until such TRUPs mature or are redeemed. This is further discussed under "Capital Resources" beginning on page 58 of this Report.

ASSET QUALITY
The following table presents information related to the allowance for credit losses:

Summary of the Allowance for Credit Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	9/30/2026	12/31/2025	9/30/2025
Loan Balances:
Period-End Loans	$4,144,587	$3,453,093	$3,442,009
Average Loans, Year-to-Date	3,674,013	3,422,737	3,415,401
Average Loans, Quarter-to-Date	4,107,394	3,444,505	3,424,784
Period-End Assets	5,547,054	4,445,862	4,587,115

Allowance for Credit Losses, Year-to-Date:
Allowance for Credit Losses, Beginning of Period	$34,322	$33,598	$33,598
Acquisition of Adirondack Bank	5,678	—	—
Provision for Credit Losses, YTD	4,842	7,274	6,428
Loans Charged-off, YTD	(6,437)	(9,554)	(8,077)
Recoveries of Loans Previously Charged-off	2,726	3,004	2,227
Net Charge-offs, YTD	(3,711)	(6,550)	(5,850)
Allowance for Credit Losses, End of Period	$41,131	$34,322	$34,176

Allowance for Credit Losses, Quarter-to-Date:
Allowance for Credit Losses, Beginning of Period	$36,183	$34,176	$34,191
Acquisition of Adirondack Bank	5,678	—	—
Provision for Credit Losses, QTD	1,467	846	815
Loans Charged-off, QTD	(3,093)	(1,477)	(1,464)
Recoveries of Loans Previously Charged-off	896	777	634
Net Charge-offs, QTD	(2,197)	(700)	(830)
Allowance for Credit Losses, End of Period	$41,131	$34,322	$34,176

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$10,117	$6,415	$5,615
Loans Past Due 90 or More Days and Still Accruing Interest	2,382	2,040	685
Restructured and in Compliance with Modified Terms	—	—	6
Total Nonperforming Loans	12,499	8,455	6,306
Repossessed Assets	231	280	361
Other Real Estate Owned	—	—	—
Total Nonperforming Assets	$12,730	$8,735	$6,667

Asset Quality Ratios:
Allowance to Nonperforming Loans	329.07%	405.94%	541.96%
Allowance to Period-End Loans	0.99%	0.99%	0.99%
Provision to Average Loans (Quarter) (1)	0.14%	0.10%	0.09%
Provision to Average Loans (YTD) (1)	0.18%	0.21%	0.25%
Net Charge-offs to Average Loans (Quarter) (1)	0.21%	0.08%	0.10%
Net Charge-offs to Average Loans (YTD) (1)	0.14%	0.19%	0.23%
Nonperforming Loans to Total Loans	0.30%	0.24%	0.18%
Nonperforming Assets to Total Assets	0.23%	0.20%	0.15%
(1) Annualized

Allowance for Credit Losses
The allowance for credit losses was $41.1 million as of September 30, 2026, which represented 0.99% of loans outstanding, as compared to $34.3 million, or 0.99% of loans outstanding, at December 31, 2025. The overall change in the allowance from December 31, 2025 was primarily driven by $5.7 million related to the Acquisition , $3.7 million in net charge-offs and $1.1 million attributable to loan growth and model calculation.
See Note 3. Accounting Policies for additional discussion related to CECL.

Risk Elements
Nonperforming assets at September 30, 2026 amounted to $12.7 million, an increase from $8.7 million at December 31, 2025 and an increase from $6.7 million at September 30, 2025, due primarily to the Acquisition. Historically, ratios of nonperforming assets to total assets have remained fairly consistent to the average ratios for our peer group (see page 41 for a discussion of the peer group). At June 30, 2026, the ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was 0.19% as compared to the 0.60% ratio of our peer group (the latest date for which peer group information is available). At September 30, 2026 the ratio was 0.23%.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e., loans 30 to 89 days past due, as defined in bank regulatory guidelines). These non-current loans are not included in nonperforming assets, but entail heightened risk:

Loans Past Due 30-89 Days and Accruing Interest ($ in 000's)
	9/30/2026	12/31/2025
Commercial Loans	$724	$839
Commercial Real Estate Loans	—	2,888
Residential Real Estate Loans	8,679	4,171
Consumer Loans - Primarily Indirect Automobile	14,943	20,965
Total Loans Past Due 30-89 Days and Accruing Interest	$24,346	$28,863

At September 30, 2026, the loans in the above-referenced category totaled $24.3 million, a decrease from the $28.9 million of such loans at December 31, 2025. The September 30, 2026 total of non-current loans equaled 0.59% of loans then outstanding, compared to 0.84% at December 31, 2025.
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
As of September 30, 2026, Arrow held no other real estate owned properties.

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

Current Capital Ratios: The table below sets forth the regulatory capital ratios of Arrow and Arrow Bank under the current Capital Rules, as of September 30, 2026:

	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Arrow Financial Corporation	11.63%	12.35%	13.46%	8.93%
Arrow Bank	11.64%	11.64%	12.75%	8.38%

FDICIA's Prompt Corrective Action - "Well-Capitalized" Standard (2019)	6.50%	8.00%	10.00%	5.00%
Regulatory Minimum	7.00%	8.50%	10.50%	4.00%

At September 30, 2026, Arrow Bank exceeded the minimum regulatory capital ratios established under the current Capital Rules and qualified as "well-capitalized", the highest category in the capital classification scheme established by federal bank regulatory agencies under the "prompt corrective action" standards, as described above.

Capital Components and Stock Repurchases
Stockholders' Equity: Stockholders’ equity was $515.1 million at September 30, 2026, an increase of $83.2 million, or 19.3%, from the December 31, 2025 level of $431.9 million. The increase in stockholders' equity over the first nine months of 2026 principally reflected the following factors: the addition of (i) $81.2 million of treasury shares issued related to the Acquisition, (ii) $30.1 million of net income for the period and (iii) the issuance of $3.2 million of common stock through employee benefit plans, reduced by (iv) other comprehensive loss of $14.3 million, (v) cash dividends of $15.5 million and (vi) $1.5 million in other treasury stock purchases related to stock based compensation.

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
As part of the Acquisition, Arrow acquired junior subordinated debentures. On July 31, 2001, Adirondack participated, at an amount of $3,000,000, in a pooled offering of trust preferred securities. Adirondack formed Adirondack Statutory Trust I, a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. Arrow now owns all of the $93,000 in common equity of Trust I. The Trust used the proceeds from the issuance of the trust preferred securities and common equity to acquire subordinated debentures of Adirondack. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the 3 month SOFR + 3.58% interest rate on the debt securities. The trust preferred securities and the debt securities were fully redeemed on October 31, 2026.
On September 17, 2003, Adirondack participated, at an amount of $5,000,000, in an additional pooled offering of trust preferred securities. Adirondack formed Adirondack Statutory Trust II, a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. Arrow now owns all of the $155,000 in common equity of Trust II. The Trust used the proceeds from the issuance of the trust preferred securities and common equity to acquire subordinated debentures of Adirondack. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the 3 month SOFR + 3.05% interest rate on the debt securities. The debt securities and the trust preferred securities each have 30 year lives. The trust preferred securities and the debt securities are callable by Arrow or the Trust, at their respective option after 5 years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required.

Stock Repurchases:
No shares were repurchased during the nine month period ended September 30, 2026 under the Company's current repurchase authorization and as of September 30, 2026, $5,066,228 remained available. The current repurchase authorization is dated July 23, 2025 and authorized an additional $5 million of Arrow common stock repurchases. The repurchase authorization has no expiration date.
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

Arrow's primary sources of available liquidity are overnight investments in federal funds sold, interest-earning bank balances at the FRBNY, and cash flow from investment securities and loans.  Certain investment securities are categorized as available-for-sale at time of purchase. The available-for-sale portfolio was $609.1 million at September 30, 2026, an increase of $113.2 million from the year-end 2025 level. Due to the potential for volatility in market values, Arrow may not always be able to sell securities on short notice at their carrying value, even to provide needed liquidity. Arrow also held interest-earning cash balances at September 30, 2026 of $325.6 million compared to $185.1 million at December 31, 2025.
In addition to liquidity from cash, short-term investments, investment securities and loans, Arrow has supplemented available operating liquidity with additional off-balance sheet sources such as a federal funds lines of credit with correspondent banks and credit lines with the FHLBNY. The federal funds lines of credit are with two correspondent banks totaling $23 million which were not drawn on during 2025 or during the nine months ended September 30, 2026.
To support the borrowing relationship with the FHLBNY, Arrow has pledged collateral, including residential mortgage, home equity and commercial real estate loans. At September 30, 2026, Arrow had outstanding collateralized obligations with the FHLBNY of $10 million and term borrowing outstanding of $175 million. As of that date, the unused borrowing capacity at the FHLBNY was approximately $775 million. Brokered deposits are another source of funding accessible in a relatively short time period. At September 30, 2026, Arrow had no brokered CD deposits. In addition, Arrow Bank has established a borrowing facility with the FRBNY, pledging certain consumer loans as collateral for potential "discount window" advances, which are maintained for contingency liquidity purposes. At September 30, 2026, the amount available under this facility was approximately $700 million in the aggregate, and there were no advances outstanding.
Arrow performs regular liquidity stress tests and tests of the contingent liquidity plan to ensure that an adequate amount of available funds can be generated to meet a wide variety of potential liquidity events. Additionally, Arrow continually monitors levels and composition of uninsured deposits. Uninsured deposit balances in excess of the FDIC insurance limit at September 30, 2026, were less than 35% of the total deposit base.
Arrow measures and monitors basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight investments, available liquidity from the investment securities portfolio, cash flows from the loan portfolio, the stable retail deposit base and the significant borrowing capacity, Arrow believes that the available liquidity is sufficient to meet all reasonably likely events. At September 30, 2026, Arrow's primary liquidity ratio was approximately 9.1% of total assets, well in excess of the internal policy limit of 5%. Total primary liquidity was approximately $446 million, comprised of $379 million of unencumbered cash and $124 million in unencumbered securities at September 30, 2026.
Arrow did not experience any liquidity constraints in the nine month period ended September 30, 2026, in 2025 or in any recent prior period. Arrow has not at any time during such periods been forced to pay above-market rates to obtain retail deposits or other funds from any source.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2026 Compared With
Three Months Ended September 30, 2025

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Net Income	$5,700	$12,825	$(7,125)	(55.6)%
Diluted Earnings Per Share	0.31	0.77	(0.46)	(59.7)%
Return on Average Assets	0.42%	1.16%	(0.74)%	(63.8)%
Return on Average Equity	4.31%	12.32%	(8.01)%	(65.0)%

The following narrative discusses the quarter-to-quarter changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Three Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Interest and Dividend Income	$68,075	$53,598	$14,477	27.0%
Interest Expense	19,342	19,467	(125)	(0.6)%
Net Interest Income	48,733	34,131	14,602	42.8%
Average Earning Assets(1)	5,089,406	4,199,115	890,291	21.2%
Average Interest-Bearing Liabilities	3,729,983	3,193,789	536,194	16.8%

Average Yield on Earning Assets(1)	5.31%	5.06%	0.25%	4.9%
Average Cost of Interest-Bearing Liabilities	2.06	2.42	(0.36)	(14.9)%
Net Interest Spread	3.25	2.64	0.61	23.1%
Net Interest Margin	3.80	3.22	0.58	18.0%

(1) Includes Nonaccrual Loans.

Net interest income for the quarter increased by $14.6 million, or 42.8%, from the third quarter of 2025. Interest and fees on loans were $58.9 million for the third quarter of 2026, an increase from $46.8 million for the quarter ended September 30, 2025, primarily due to loan growth, including acquired loans, and higher loan yields. Interest expense for the third quarter of 2026 was $19.3 million, a decrease of $0.1 million versus the comparable quarter ended September 30, 2025, primarily due a decrease in the average cost of interest-bearing liabilities of 36 basis points offset by an increase in the average balance of interest-bearing liabilities of $536.2 million.
Net interest margin increased 58 basis points in the third quarter of 2026 to 3.80%, from 3.22% during the third quarter of 2025. Average earning asset yields were 25 basis points higher as compared to the third quarter of 2025. The average cost of interest-bearing liabilities decreased 36 basis points from the quarter ended September 30, 2025. The increase in net interest margin compared to the third quarter of 2025 was primarily the result of the Acquisition, which included lower costing deposit balances, while loan yields continued to expand. Net interest margin also benefitted by 14 basis points, comprised of 9 basis points related to the net accretion of purchase accounting adjustments and 5 basis points on the accretion of the acquired investment portfolio.
Arrow defines net interest margin as net interest income divided by average earning assets, annualized. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis" on page 48-50. The impact of recent interest rate changes on Arrow's deposit and loan portfolios are discussed above in this Report under the sections entitled "Deposit Trends" on page 56 and "Loan Trends" on page 54.
The provision for credit losses for the third quarter of 2026 was $1.5 million, compared to a provision of $0.8 million for the third quarter of 2025. The increase was primarily driven by net charge-offs as well as an increase to the provision due to strong loan growth in the third quarter of 2026.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Three Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Income From Fiduciary Activities	$2,609	$2,600	$9	0.3%
Fees for Other Services to Customers	4,243	2,857	1,386	48.5%
Insurance Commissions	2,145	1,986	159	8.0%
Net Gain on Securities	114	392	(278)	(70.9)%
Net Gain on the Sale of Loans	180	259	(79)	(30.5)%
Other Operating Income	2,124	622	1,502	241.5%
Total Non-interest Income	$11,415	$8,716	$2,699	31.0%

Total non-interest income in the current quarter was $11.4 million, an increase of $2.7 million from the third quarter of 2025. Fee income increased $1.4 million compared to the third quarter of 2025, primarily a result of services to customers from the Acquisition. Other operating income increased $1.5 million compared to the third quarter of 2025, primarily due to an increase in bank-owned life insurance income and a gain on the termination of a portion of the cash flow hedges, as the Acquisition enabled a change to Arrow's asset-liability management strategy.

Non-interest Expense
Summary of Non-interest Expense
(Dollars in Thousands)

	Three Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Salaries and Employee Benefits	$19,391	$14,339	$5,052	35.2%
Occupancy Expense of Premises, Net	2,805	1,907	898	47.1%
Technology and Equipment Expense	6,976	4,963	2,013	40.6%
FDIC and FICO Assessments	903	634	269	42.4%
Amortization	812	80	732	915.0%
Other Operating Expense	20,941	3,510	17,431	496.6%
Total Non-interest Expense	$51,828	$25,433	$26,395	103.8%
Efficiency Ratio	84.77%	59.56%	25.2%	42.3%

Non-interest expense for the third quarter of 2026 was $51.8 million, an increase of $26.4 million, or 103.8%, from the third quarter of 2025. Salaries and benefit expenses increased $5.1 million, or 35.2%, from the prior year comparable quarter as a result of overall growth in the organization, including an increase in headcount from the Acquisition, and annual merit increases. Technology expenses in the third quarter of 2026 increased $2.0 million, or 40.6%, from the third quarter of 2025, primarily due to the cost of operating two core systems after the Acquisition. The core system conversion is scheduled for November 7 and 8, 2026. Occupancy expenses increased $898 thousand, or 47.1%, due to utility and building maintenance costs for 20 new locations from the Acquisition. Other operating expense increased $18.2 million from the prior year comparable quarter primarily as a result of $15.6 million of merger-related expenses, core deposit intangible amortization, and other operating expenses due to the Acquisition.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Three Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Income before Provision for Income Taxes	$6,853	$16,599	$(9,746)	(58.7)%
Provision for Income Taxes	$1,153	$3,774	$(2,621)	(69.4)%
Effective Tax Rate	16.8%	22.7%	(5.9)%	(26.0)%

The provision for income taxes and effective tax rate were $1.2 million and 16.8%, respectively, for the third quarter of 2026, and $3.8 million and 22.7%, respectively, for the third quarter of 2025. The effective tax rate for the third quarter of 2026 reflects tax credits recognized from energy production tax credit purchases and the impact of closing the Acquisition.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2026 Compared With
Nine Months Ended September 30, 2025

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Net Income	$30,147	$29,940	$207	0.7%
Diluted Earnings Per Share	1.75	1.80	(0.05)	(2.8)
Return on Average Assets	0.85%	0.92%	(0.07)%	(7.6)
Return on Average Equity	8.54%	9.81%	(1.27)%	(12.9)

The following narrative discusses the period-to-period changes in net interest income, non-interest income, non-interest expense and income taxes:

Net Interest Income
Summary of Net Interest Income
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Interest and Dividend Income	$175,486	$155,537	$19,949	12.8%
Interest Expense	54,692	57,516	(2,824)	(4.9)%
Net Interest Income	120,794	98,021	22,773	23.2%
Average Earning Assets (1)	4,510,904	4,162,218	348,686	8.4%
Average Interest-Bearing Liabilities	3,400,986	3,189,998	210,988	6.6%

Average Yield on Earning Assets (1)	5.20%	5.00%	0.20%	4.0%
Average Cost of Interest-Bearing Liabilities	2.15	2.41	(0.26)	(10.8)%
Net Interest Spread	3.05	2.59	0.46	17.8%
Net Interest Margin	3.58	3.15	0.43	13.7%

(1) Includes Nonaccrual Loans.
Net interest income for the first nine months of 2026 increased by $22.8 million, or 23.2%, from the first nine months of 2025. Interest and fees on loans were $175.5 million for the first nine months of 2026, an increase from $155.5 million for the first nine months of 2025, primarily due to loan growth and higher loan yields. Interest expense for the first nine months of 2026 was $54.7million, a decrease of $2.8 million versus the comparable period ended September 30, 2025, primarily due to a decrease in the average cost of interest-bearing liabilities of 26 basis points offset by an increase in the average balance of interest-bearing liabilities of $211.0 million.
Net interest margin for the first nine months of 2026 increased 43 basis points to 3.58%, from 3.15% for the first nine months of 2025. Average earning asset yields were 20 basis points higher as compared to the first nine months of 2025, primarily due to higher market rates. The average cost of interest-bearing liabilities decreased 26 basis points from the first nine months of 2025 as a result of managing deposit costs in a competitive interest rate environment and the impact of acquired low cost deposits. Further detailed information is presented above under the section entitled "Average Consolidated Balance Sheets and Net Interest Income Analysis."
As previously discussed under the heading "Asset Quality" beginning on page 57, the provision for credit losses for the first nine months of 2026 was $4.8 million, compared to $6.4 million for the first nine months of 2025. The decrease reflects the recognition of a specific reserve related to the CRE Participation that was charged off in the second quarter of 2025 and moved to other assets.

Non-interest Income
Summary of Non-interest Income
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Income From Fiduciary Activities	8,028	7,533	$495	6.6%
Fees for Other Services to Customers	9,939	8,244	1,695	20.6
Insurance Commissions	6,232	5,616	616	11.0
Net Gain (Loss) on Securities	414	669	(255)	(38.1)
Net Gain on the Sale of Loans	624	573	51	8.9
Other Operating Income	3,062	1,529	1,533	100.3
Total Non-interest Income	$28,299	$24,164	$4,135	17.1%

Total non-interest income for the first nine months of 2026 was $28.3 million, an increase of $4.1 million from the first nine months of 2025. Fee income increased $1.7 million compared to the nine months ended September 30, 2025, primarily as a result of services to customers from the Acquisition. Other operating income increased $1.5 million compared to the nine months ended September 30, 2025, primarily due to an increase in bank-owned life insurance income and a gain on the termination of a portion of the cash flow hedges, as the Acquisition enabled a change to Arrow's asset-liability management strategy. Insurance commissions increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to the combination of the increase in average premiums and onboarding of new, larger commercial insurance relationships.

Non-interest Expense
Summary of Non-interest Expense
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Salaries and Employee Benefits	$49,410	$41,980	$7,430	17.7%
Occupancy Expense of Premises, Net	7,365	5,881	1,484	25.2
Technology and Equipment Expense	16,785	15,639	1,146	7.3
FDIC and FICO Assessments	1,929	1,953	(24)	(1.2)
Amortization	954	237	717	302.5
Other Operating Expense	29,714	11,440	18,274	159.7
Total Non-interest Expense	$106,157	$77,130	$29,027	37.6
Efficiency Ratio	70.57%	63.06%	7.51%	11.9%

Non-interest expense for the nine months ended September 30, 2026 was $106.2 million, an increase of $29.0 million, or 37.6%, from the nine months ended September 30, 2025. Salaries and employee benefits expense for the first nine months of 2026 increased $7.4 million, or 17.7%, from the comparable period in 2025 primarily driven by the overall growth in the organization, including an increase in headcount from the Acquisition, and annual merit increases. Occupancy expenses increased $1.5 million, or 25.2%, due to utility and building maintenance costs for 20 new locations from the Acquisition. Technology expenses increased $1.1 million, or 7.3%, from the first nine months of 2025 primarily due to the cost of operating two core systems after the Acquisition. The core system conversion is scheduled for November 7 and 8, 2026. Other non-interest expense increased $18.8 million for the first nine months of 2026, as compared to the first nine months of 2025 primarily as a result of $17.4 million of merger-related expenses and core deposit intangible amortization.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Income before Provision for Income Taxes	38,094	38,627	$(533)	(1.4)%
Provision for Income Taxes	$7,947	$8,687	$(740)	(8.5)%
Effective Tax Rate	20.9%	22.5%	(1.6)%	(7.1)%
The provision for income taxes and effective tax rate were $7.9 million and 20.9%, respectively, for the first nine months of 2026 and $8.7 million and 22.5%, respectively, for the first nine months of 2025. The decrease in the effective tax rate for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 reflects the impact of tax credits recognized from energy production tax credit purchases made in June 2026 partially offset by nondeductible expenses related to the Acquisition.

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
The analysis that follows presents, as of September 30, 2026 and June 30, 2026, the estimated EVE at both the Pre-Shock Scenario and the -200 Basis Point Rate, -100 Basis Point Rate, +100 Basis Point Rate and +200 Basis Point Rate Shock Scenarios.

	September 30, 2026			December 31, 2025
(Dollars in thousands)	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change

Rate Shock Scenarios
+200 Basis Points	$1,026,590	$7,676	0.8%	$690,737	$5,772	0.8%
+100 Basis Points	$1,033,548	$14,634	1.4%	$693,641	$8,676	1.3%
Pre-Shock Scenarios	$1,018,914	$—	—%	$684,965	$—	—%
-100 Basis Points	$992,011	$(26,903)	(2.6)%	$661,166	$(23,799)	(3.5)%
-200 Basis Points	$954,545	$(64,369)	(6.3)%	$620,217	$(64,748)	(9.5)%

Arrow's Pre-Shock Scenario EVE increased from $685.0 million at December 31, 2025, to $1.0 billion at September 30, 2026. The primary factor contributing to the increase in EVE was the Acquisition as well as core deposit growth that occurred during the quarter and the increase in the value of the Bank’s loan and investment portfolios.

Income Simulation Analysis: Arrow's standard simulation model applies a parallel shift in interest rates, ramped over a 12-month period, to capture the impact of changing interest rates on net interest income.  The results are compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth and a 100 and 200 basis point downward and a 100 and 200 basis point upward shift in interest rates. Additional tools to monitor potential longer-term interest rate risk, including periodic stress testing involving hypothetical sudden and significant interest rate spikes, are also evaluated.
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

As of September 30, 2026:

Change in Interest Rate	Calculated change in Net Interest Income - Year 1	Calculated change in Net Interest Income - Year 2
- 200 basis points	2.8%	4.9%
- 100 basis points	1.6%	5.6%
+200 basis points	(3.8)%	2.1%

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

Item 4.
CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the Chief Executive Officer ("CEO") (who is our principal executive officer) and Chief Financial Officer ("CFO") (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2026. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to management, including the principal executive and principal financial officers, or persons and committees performing similar functions, such as the Audit Committee, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2026, the Company implemented changes to certain financial reporting processes and controls in connection with the Acquisition. Other than these acquisition-related activities, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.

Issuer Purchases of Equity Securities
The following table presents information about repurchases by Arrow during the three months ended September 30, 2026 of Arrow's common stock (the only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934).
No shares were repurchased during the nine month period ended September 30, 2026 under the Company's current repurchase authorization and as of September 30, 2026, $5,066,228 remained available. The current repurchase authorization is dated July 23, 2025 and authorized an additional $5 million of Arrow common stock repurchases which resulted in the total authorized on $5,066,228. The repurchase authorization has no expiration date.

Third Quarter 2026 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
July 1-31	—	$—	—	$5,066,228
August 1-31	—	—	—	5,066,228
September 1-30	—	—	—	5,066,228
Total	—	—	—

1 No shares were purchased in the open market under the ESOP on behalf of the participants under the ESOP by the administrator of the ESOP or by Arrow pursuant to the Company's most recent authorization for the repurchase of shares.
2 No shares were acquired under the most recent authorization for the repurchase of shares in July, August or September 2026.

Item 3.
Defaults Upon Senior Securities - None
Item 4.
Mine Safety Disclosures - None

Item 5.
Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
ARROW FINANCIAL CORPORATION
Registrant

November 9, 2026	/s/ David S. DeMarco
Date	David S. DeMarco
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2026	/s/ Penko Ivanov
Date	Penko Ivanov
Chief Financial Officer
(Principal Financial and Accounting Officer)